Form 10-Q
period 2010-09-30
LyondellBasell Industries N.V.
filed 2010-11-10
CIK 1489393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 001-34726
LYONDELLBASELL INDUSTRIES N.V.
(Exact name of registrant as specified in its charter)

The Netherlands	98-0646235
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Weena 737
3013 AM Rotterdam
The Netherlands
(Address of principal executive offices)
31 10 275 5500
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [   ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [x] No [   ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer [   ]          Accelerated filer [   ]          Non-accelerated filer [ x ]          Smaller reporting company [   ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [x]
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ x] No [   ]
The registrant had 565,673,773 ordinary shares, €0.04 par value, outstanding at November 9, 2010.

LYONDELLBASELL INDUSTRIES N.V.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF INCOME

	Successor		Predecessor
	Three			Three
	months	May 1	January 1	months	Nine months
	ended	through	through	ended	ended
	September 30,	September 30,	April 30,	September 30,	September 30,
Millions of dollars, except earnings per share	2010	2010	2010	2009	2009
Sales and other operating revenues:
Trade	$10,116	$16,771	$13,260	$8,488	$21,691
Related parties	186	303	207	124	320

	10,302	17,074	13,467	8,612	22,011
Operating costs and expenses:
Cost of sales	9,075	15,273	12,414	7,956	20,906
Selling, general and administrative expenses	204	333	308	199	633
Research and development expenses	35	58	55	38	105

	9,314	15,664	12,777	8,193	21,644

Operating income	988	1,410	690	419	367
Interest expense	(182)	(314)	(713)	(445)	(1,379)
Interest income	(4)	8	5	4	15
Other income (expense), net	(97)	(43)	(265)	135	291

Income (loss) before equity investments, reorganization items and income taxes	705	1,061	(283)	113	(706)
Income (loss) from equity investments	29	56	84	(168)	(166)
Reorganization items	(13)	(21)	8,010	(928)	(2,000)

Income (loss) before income taxes	721	1,096	7,811	(983)	(2,872)
Provision for (benefit from) income taxes	254	282	(693)	(332)	(851)

Net income (loss)	467	814	8,504	(651)	(2,021)
Less: net loss attributable to non-controlling interests	7	2	60	1	4

Net income (loss) attributable to the Company	$474	$816	$8,564	$(650)	$(2,017)

Earnings per share:
Net income (loss):
Basic	$0.84	$1.45

Diluted	$0.84	$1.45

Pro forma earnings per share:
Net income (loss):
Basic			$15.19	$(1.15)	$(3.58)

Diluted			$15.14	$(1.15)	$(3.58)

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED BALANCE SHEETS

	Successor	Predecessor
	September 30,	December 31,
Millions, except shares and par value data	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$4,832	$558
Short-term investments	- -	11
Accounts receivable:
Trade, net	3,568	3,092
Related parties	232	195
Inventories	4,412	3,277
Prepaid expenses and other current assets	899	1,133

Total current assets	13,943	8,266
Property, plant and equipment, net	7,216	15,152
Investments and long-term receivables:
Investment in PO joint ventures	447	922
Equity investments	1,582	1,085
Other investments and long-term receivables	54	112
Goodwill	1,105	- -
Intangible assets, net	1,411	1,861
Other assets	272	363

Total assets	$26,030	$27,761

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED BALANCE SHEETS—(Continued)

	Successor	Predecessor
	September 30,	December 31,
Millions, except shares and par value data	2010	2009

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term debt	$8	$497
Short-term debt	518	6,182
Accounts payable:
Trade	1,832	1,627
Related parties	730	501
Accrued liabilities	1,513	1,390
Deferred income taxes	446	170

Total current liabilities	5,047	10,367
Long-term debt	6,799	305
Other liabilities	2,086	1,361
Deferred income taxes	1,155	2,081
Commitments and contingencies
Liabilities subject to compromise	- -	22,494
Stockholders’ equity (deficit):
Class A ordinary shares, €0.04 par value, 1,000 million shares authorized and 332,326,676 shares issued at September 30, 2010	18	- -
Class B ordinary shares, €0.04 par value, 275 million shares authorized and 233,347,097 shares issued at September 30, 2010	12	- -
Predecessor common stock, €124 par value, 403,226 shares authorized and issued at December 31, 2009	- -	60
Additional paid-in capital	9,829	563
Retained earnings (deficit)	816	(9,313)
Accumulated other comprehensive income (loss)	207	(286)
Treasury stock, at cost, 1,125,000 class A ordinary shares at September 30, 2010	- -	- -

Total Company share of stockholders’ equity (deficit)	10,882	(8,976)
Non-controlling interests	61	129

Total equity (deficit)	10,943	(8,847)

Total liabilities and equity (deficit)	$26,030	$27,761

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor	Predecessor
		January 1	Nine months
	May 1 through	through	ended
	September 30,	April 30,	September 30,
Millions of dollars	2010	2010	2009
Cash flows from operating activities:
Net income (loss)	$814	$8,504	$(2,021)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	351	565	1,338
Amortization of debt-related costs	15	307	378
Inventory valuation adjustment	365	- -	109
Equity investments –
Equity income	(56)	(84)	166
Distributions of earnings	28	18	21
Deferred income taxes	185	(610)	(894)
Reorganization and fresh-start accounting adjustments, net	21	(8,010)	2,000
Reorganization-related payments, net	(137)	(147)	(183)
Payment of claims under Plan of Reorganization	(197)	(260)	- -
Unrealized foreign currency exchange loss (gains)	21	264	(254)
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	34	(650)	(217)
Inventories	131	(368)	239
Accounts payable	167	249	(122)
Repayment of accounts receivable securitization facility	- -	- -	(503)
Prepaid expenses and other current assets	150	47	(242)
Other, net	337	(761)	(514)

Net cash provided by (used in) operating activities	2,229	(936)	(699)

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	Successor	Predecessor
		January 1	Nine months
	May 1 through	through	ended
	September 30,	April 30,	September 30,
Millions of dollars	2010	2010	2009
Cash flows from investing activities:
Expenditures for property, plant and equipment	(266)	(226)	(498)
Proceeds from insurance claims	- -	- -	72
Advances and contributions to affiliates	- -	- -	(2)
Proceeds from disposal of assets	- -	1	15
Short-term investments	- -	12	13
Other	- -	- -	(6)

Net cash used in investing activities	(266)	(213)	(406)

Cash flows from financing activities:
Issuance of class B ordinary shares	- -	2,800	- -
Proceeds from note payable	- -	- -	100
Repayment of note payable	- -	- -	(100)
Net proceeds from (repayments of) debtor-in-possession term loan facility	- -	(2,170)	2,013
Net borrowings (repayments) under debtor-in-possession revolving credit facility	- -	(325)	160
Net repayments under pre-petition revolving credit facilities	- -	- -	(766)
Net borrowings (repayments) on revolving credit facilities	52	38	(378)
Proceeds from short-term debt	7	8	18
Repayments of short-term debt	(8)	(14)	- -
Issuance of long-term debt	- -	3,242	- -
Repayments of long-term debt	- -	(9)	(63)
Payments of equity and debt issuance costs	(2)	(253)	(93)
Other, net	(4)	(2)	(25)

Net cash provided by financing activities	45	3,315	866

Effect of exchange rate changes on cash	113	(13)	- -

Increase (decrease) in cash and cash equivalents	2,121	2,153	(239)
Cash and cash equivalents at beginning of period	2,711	558	858

Cash and cash equivalents at end of period	$4,832	$2,711	$619

Interest paid	$129	$360	$859

Net income taxes paid	$50	$12	$46

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

							Accumulated	Total
					Additional	Retained	Other	Stockholders’	Non-
	Common Stock				Paid-In	Earnings	Comprehensive	Equity	Controlling	Comprehensive
Millions, except shares	Issued		Treasury		Capital	(Deficit)	Income (Loss)	(Deficit)	Interests	Income (Loss)
Predecessor
Balance, December 31, 2009		$60	$	- -	$563	$(9,313)	$(286)	$(8,976)	$129
Net income (loss)		- -		- -	- -	8,564	- -	8,564	(60)	$8,504
Net distributions to non-controlling interests		- -		- -	- -	- -	- -	- -	(15)	- -
Financial derivatives, net of tax of $51 million		- -		- -	- -	- -	90	90	- -	90
Unrealized gain on held-for-sale securities held by equity investees		- -		- -	- -	- -	(13)	(13)	- -	(13)
Changes in unrecognized employee benefits gains and losses, net of tax of $3 million		- -		- -	- -	- -	(48)	(48)	- -	(48)
Foreign currency translation		- -		- -	- -	- -	(25)	(25)	- -	(25)

Comprehensive loss										$8,508

Balance, April 30, 2010, Predecessor		60		- -	563	(749)	(282)	(408)	54
Fresh-start reporting adjustments:
Elimination of predecessor common stock, capital surplus and accumulated earnings, 403,226 shares		(60)		- -	(563)	749	- -	126	- -
Elimination of predecessor accumulated other comprehensive loss		- -		- -	- -	- -	282	282	- -

Balance, May 1, 2010, Successor	$	- -	$	- -	$ - -	$ - -	$ - -	$ - -	$54

Successor
Balance May 1, 2010	$	- -	$	- -	$ - -	$ - -	$ - -	$ - -	$54
Issuance of class A and class B ordinary shares, 563,901,979 shares		30		- -	9,815	- -	- -	9,845	- -
Purchase of 1,125,000 treasury shares		- -		- -	- -	- -	- -	- -	- -
Share-based compensation, 1,771,794 shares		- -		- -	14	- -	- -	14	- -
Net income		- -		- -	- -	816	- -	816	(2)	$814
Contributions from non-controlling interests		- -		- -	- -	- -	- -	- -	9	- -
Foreign currency translation		- -		- -	- -	- -	207	207	- -	207

Comprehensive income (loss)										$1,021

Balance, September 30, 2010		$30	$	- -	$9,829	$816	$207	$10,882	$61

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
1.   Basis of Presentation
LyondellBasell Industries N.V. is a limited liability company (Naamloze Vennootschap) incorporated under Dutch law by deed of incorporation dated October 15, 2009. LyondellBasell Industries N.V., together with its consolidated subsidiaries (collectively “LyondellBasell N.V.,” the “Successor Company” or the “Successor”), is a worldwide manufacturer of chemicals and polymers, a refiner of crude oil, a significant producer of gasoline blending components and a developer and licensor of technologies for production of polymers. When we use the terms “LyondellBasell N.V.,” the “Successor Company,” the “Successor,” “we,” “us,” “our” or similar words, unless the context otherwise requires, we are referring to LyondellBasell N.V. after April 30, 2010.
On April 30, 2010 (the “Emergence Date”), LyondellBasell Industries N.V. became the successor parent holding company for certain subsidiaries of LyondellBasell Industries AF S.C.A. (together with its subsidiaries, “LyondellBasell AF,” the “Predecessor Company” or the “Predecessor”) after completion of proceedings under chapter 11 (“chapter 11”) of title 11 of the United States Bankruptcy Code (the “U.S. Bankruptcy Code”). LyondellBasell AF and 93 of its subsidiaries were debtors (the “Debtors”) in jointly administered bankruptcy cases (the “Bankruptcy Cases”) in the United States Bankruptcy Court in the Southern District of New York (the “U.S. Bankruptcy Court”). As of the Emergence Date, LyondellBasell AF’s equity interests in its indirect subsidiaries terminated and LyondellBasell N.V. now owns and operates, directly and indirectly, substantially the same business as LyondellBasell AF owned and operated prior to emergence from the Bankruptcy Cases. LyondellBasell AF is no longer part of the LyondellBasell group. References herein to the “Company” for periods through April 30, 2010 are to the Predecessor Company, LyondellBasell AF, and for periods after the Emergence Date, to the Successor Company, LyondellBasell N.V.
The accompanying consolidated financial statements are unaudited and have been prepared from the books and records of LyondellBasell N.V. after April 30, 2010 and LyondellBasell AF for periods up to and including that date in accordance with the instructions to Form 10-Q and Rule 10-1 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results for the entire year. These consolidated financial statements should be read in conjunction with the LyondellBasell AF consolidated financial statements and notes thereto for the year ended December 31, 2009, included in Amendment 4 to LyondellBasell N.V.’s Form 10 filed with the SEC on September 28, 2010.
Fresh Start Accounting—In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 852, Reorganizations, (“ASC 852”), we applied “fresh-start” accounting as of May 1, 2010. Fresh-start accounting requires us to initially record the assets and liabilities at their fair value based on the Company’s reorganization value. Reorganization value is the fair value of the emerged entity before considering liabilities. The Debtors’ reorganization proceedings associated with their emergence from bankruptcy resulted in a new reporting entity. Financial information presented for the Successor is on a basis different from, and is therefore not comparable to, financial information for the Predecessor. The Predecessor information in the financial statements are to periods through April 30, 2010, including the impact of plan of reorganization provisions and the adoption of fresh-start accounting. For additional information on fresh-start accounting, see Note 4.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
2.   Accounting Policies
The accounting policies of LyondellBasell N.V. are the same policies as the Predecessor except for those accounting policies and topics addressed herein.
License Revenue Recognition—Revenue from licensing contracts is recognized on a contract-by-contract basis when we determine that we have substantially sold our product or rendered service. For proven technologies for which we are contractually entitled to receive the vast majority of the contract value in cash at or before the date of customer acceptance, we will generally recognize revenue for the fixed-fee at the date of delivery of the process design package and the related license, provided that the undelivered items are considered inconsequential or perfunctory and the customer’s billings become due. Future fixed fees for these contracts are recognized on the date of cash receipt and when the uncertainties are resolved. For contracts involving unproven process technology or post-delivery technical assistance that is not considered inconsequential or perfunctory, we recognize revenue at the date of customer acceptance up to the amount of fixed fees due at customer acceptance date. Future fixed fees for these contracts are recognized when the uncertainties are resolved.
Inventories—Inventories are carried at the lower of current market value or cost. Cost is determined using the last-in, first-out (“LIFO”) method for raw materials, work in progress (“WIP”) and finished goods, and the moving average cost method for materials and supplies.
Identifiable Intangible Assets—Costs to purchase and to develop software for internal use are deferred and amortized over periods of 3 to 10 years. Other intangible assets are carried at cost or amortized cost and primarily consist of emission allowances, various contracts, and in-process research and development. These assets are amortized using the straight-line method over their estimated useful lives or over the term of the related agreement, if shorter.
Stock-Based Compensation—The Company grants stock-based compensation awards that vest over a specified period or upon employees meeting certain service criteria. The fair value of equity instruments issued to employees is measured on the grant date and is recognized over the vesting period.
Classification—Our consolidated financial statements classify precious metals and catalysts as components of Property, plant and equipment. Catalysts and precious metals were previously reported by the Predecessor as Intangible assets and Other assets, respectively. Debt issuance costs, which were previously reported as Intangible assets, net by the Predecessor, are classified as Other assets by the Successor.
New Accounting Standards
Pension and Other Post Retirement Benefits—In September 2010, the FASB issued guidance related to ASC Topic 962, Plan Accounting – Defined Contribution Pension Plans, to clarify how loans to participants should be classified and measured by defined contribution pension benefit plans. The guidance requires that participant loans be classified as notes receivable from participants, which are segregated from plan investments and measured at their unpaid principal balance, plus any accrued but unpaid interest. This guidance is effective for fiscal years ending after December 15, 2010, and should be applied retrospectively to all prior periods presented. Early adoption is permitted. Adoption of this amendment is not expected to have a material effect on our consolidated financial statements.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
2. Accounting Policies – (Continued)
Revenue Recognition—In April 2010, the FASB issued additional guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. Under this guidance, a vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. Our adoption of this amendment effective July 1, 2010 did not have a material effect on our consolidated financial statements.
Income Taxes—In April 2010, the FASB issued additional guidance on accounting for certain tax effects of the 2010 Health Care Reforms Act. The guidance requires entities to recognize the impact of changes in tax law in continuing operations in the Consolidated Statement of Income for the period that includes the enactment date. The adoption of these changes in March 2010 did not have a material effect on the Company’s consolidated financial statements.
Fair Value Measurement—In January 2010, the FASB issued additional guidance on improving disclosures regarding fair value measurements. The guidance requires the disclosure of the amounts of, and the rationale for, significant transfers between Level 1 and Level 2 of the fair value hierarchy, as well as the rationale for transfers in or out of Level 3. We have adopted all of the amendments regarding fair value measurements except for a requirement to disclose information about purchases, sales, issuances, and settlements in the reconciliation of recurring Level 3 measurements on a gross basis. The requirement to separately disclose purchases, sales, issuances, and settlements of recurring Level 3 measurements will be effective for LyondellBasell N.V. beginning in 2011. We do not expect this additional requirement to have a material impact on our consolidated financial statements.
Multiple-element Arrangements—In October 2009, the FASB ratified the consensus reached by its emerging issues task force to require companies to allocate revenue in multiple-element arrangements based on the estimated selling price of an element if vendor-specific or other third-party evidence of value is not available. This amendment will be effective for LyondellBasell N.V. beginning January 1, 2011. Earlier application of this amendment is permitted. We are currently evaluating both the timing and the impact of the adoption of this amendment on our consolidated financial statements.
3.   Emergence from Chapter 11 Proceedings
On April 23, 2010, the U.S. Bankruptcy Court confirmed LyondellBasell AF’s Third Amended and Restated Plan of Reorganization and the Debtors emerged from chapter 11 protection on April 30, 2010.
As a result of the emergence from chapter 11 proceedings, certain prepetition liabilities against the Debtors were discharged to the extent set forth in the Plan of Reorganization and otherwise applicable law and the Debtors were permitted to make distributions to their creditors in accordance with the terms of the Plan of Reorganization.
General unsecured non-priority claims against the Debtors were addressed through the bankruptcy process and were reported as liabilities subject to compromise and adjusted to the allowed claim amount as determined through the bankruptcy process, or to the estimated claim amount if determined to be probable and estimable. Certain of these claims were resolved and satisfied on or before the Debtors’ emergence on April 30, 2010, while others have been or will be resolved subsequent to emergence. Except for certain specific non-priority claims, the unsecured non-priority claims were resolved as part of the Plan of Reorganization.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
3.   Emergence from Chapter 11 Proceedings – (Continued)
Under the Plan of Reorganization, the organizational structure of the Company in North America was simplified by the removal of 90 legal entities. The ultimate ownership of 49 of these entities (identified as Schedule III Debtors in the Plan) was transferred to a new owner, the Millennium Custodial Trust, a trust established for the benefit of certain creditors, and these entities are no longer part of LyondellBasell N.V. In addition, certain real properties owned by the Debtors, including the Schedule III Debtors (as defined in the Plan), were transferred to the Environmental Custodial Trust, which now owns and is responsible for these properties. Any associated liabilities of the entities transferred to and owned by the Millennium Custodial Trust are the responsibility of those entities and claims regarding those entities will be resolved solely using their assets and the assets of the trust. In total, $250 million of cash was used to fund the two trusts, including approximately $80 million to the Millennium Custodial Trust and approximately $170 million to fund the Environmental Custodial Trust and to make certain direct payments to the U.S. EPA and certain state environmental agencies.
As part of the Debtors’ emergence from chapter 11 proceedings, approximately 563.9 million shares of common stock of LyondellBasell N.V. were issued under the Plan, including 300 million shares of class A ordinary shares issued in exchange for allowed claims under the Plan of Reorganization. Approximately 263.9 million shares of LyondellBasell N.V. class B ordinary shares were issued in connection with a rights offering for gross proceeds of $2.8 billion.
Pursuant to the Plan of Reorganization, administrative and priority claims, as well as the new money debtor-in-possession (“DIP”) financing, were repaid in full. The lenders of the DIP loans, which represented a dollar-for-dollar roll-up or conversion of previously outstanding senior secured loans (“DIP Roll-up Notes”), received new senior secured third lien notes in the same principal amount as the DIP Roll-up Notes. In accordance with the Plan of Reorganization, holders of senior secured claims received a combination of LyondellBasell N.V. class A ordinary shares; rights to purchase class B ordinary shares of LyondellBasell N.V.; LyondellBasell N.V. stock warrants; and cash. Allowed general unsecured claims received a combination of cash and class A ordinary shares of LyondellBasell N.V. pursuant to the Amended Lender Litigation Settlement approved by the U.S. Bankruptcy Court on March 11, 2010.
In conjunction with the Debtors’ emergence from chapter 11, LyondellBasell N.V., through its wholly owned subsidiary, LBI Escrow Corporation, (“LBI Escrow”) issued $3.25 billion of first priority debt, including $2.25 billion and €375 million offerings of senior secured notes in a private placement and borrowings of $500 million under a senior term loan facility. Upon emergence, LBI Escrow merged with and into Lyondell Chemical Company (“Lyondell Chemical”), which replaced LBI Escrow as the issuer of the senior secured notes and as borrower under the term loan. On April 30, 2010, Lyondell Chemical issued $3,240 million of Senior Secured 11% Notes due 2018 (the “Senior Secured 11% Notes”) in exchange for DIP Roll-up Notes incurred as part of the debtor-in-possession financing. The net proceeds from the sale of the senior secured notes, together with borrowings under the term loan, a new European securitization facility, and proceeds from the $2.8 billion rights offering, were used to repay and replace certain existing debt, including the debtor-in-possession credit facilities and an existing European securitization facility, and to make certain related payments. In addition, we entered into a new $1,750 million U.S. asset-based revolving credit facility, which can be used for advances or to issue up to $700 million of letters of credit. For additional information on the Company’s debt, see Note 11.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
3.   Emergence from Chapter 11 Proceedings – (Continued)
Liabilities Subject to Compromise—Certain prepetition liabilities subject to compromise were reported at the expected allowed amount, even if they could potentially be settled for lesser amounts in accordance with the terms of the Plan of Reorganization. The total amount to be paid by the Debtors to settle claims is fixed under the Plan of Reorganization. As a result, all of the Debtors’ liabilities subject to compromise at April 30, 2010 have been effectively resolved at the Emergence Date. As of September 30, 2010, approximately $108 million of priority and administrative claims have yet to be paid.
Liabilities subject to compromise included in the Predecessor’s balance sheet consist of the following:

	Predecessor
	April 30,	December 31,
Millions of dollars	2010	2009
Accounts payable	$473	$602
Employee benefits	994	997
Accrued interest	295	277
Conversion fee – Interim Loan	161	161
Estimated claims	1,392	1,726
Interest rate swap obligations	218	201
Related party payable	- -	82
Other accrued liabilities	102	78
Long-term debt	18,310	18,370

Total liabilities subject to compromise	$21,945	$22,494

The April 30, 2010 liabilities subject to compromise in the above table represent such liabilities immediately prior to their discharge in accordance with the Plan of Reorganization.
The Plan of Reorganization required that, upon emergence, certain liabilities previously reported as liabilities subject to compromise be retained by LyondellBasell N.V. Accordingly, on the Emergence Date, approximately $854 million of pension and other post-retirement benefit liabilities, included in employee benefits in the above table, were reclassified from liabilities subject to compromise to current or long-term liabilities, as appropriate.
Long-term debt classified as liabilities subject to compromise immediately prior to the Debtors’ emergence from bankruptcy included amounts outstanding under the Interim Loan; the Senior Secured Credit Facility, including the Term Loan A U.S. Dollar tranche, the U.S. dollar and German tranches of Term Loan B and the Revolving Credit Facility; 10.25% Debentures due 2010; 9.8% Debentures due 2020; 7.55% Debentures due 2026; the Senior Notes due 2015; 7.625% Senior Debentures due 2026; and loans from the State of Maryland and KIC Ltd.
All of the long-term debt classified in liabilities subject to compromise at April 30, 2010, except for the loan from KIC Ltd., was discharged pursuant to the Plan of Reorganization through distributions of a combination of LyondellBasell N.V. class A ordinary shares, the rights to purchase class B ordinary shares of LyondellBasell N.V. in a rights offering, warrants to purchase class A ordinary shares of LyondellBasell N.V. and cash. The claim from KIC Ltd. was transferred to the Millennium Custodial Trust under the Plan of Reorganization.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
3.	Emergence from Chapter 11 Proceedings – (Continued)
Reorganization Items—Reorganization items, including professional advisory fees and other costs directly associated with our reorganization, recognized by the Debtors since the January 6, 2009 bankruptcy are classified as Reorganization items on the Consolidated Statements of Income.
Post-emergence reorganization items are primarily related to professional fees associated with claim settlements, plan implementation and other transition costs attributable to the reorganization. Reorganization items of LyondellBasell AF include provisions and adjustments to record the carrying value of certain pre-petition liabilities at their estimated allowable claim amounts, as well as the costs incurred by non-Debtor companies as a result of the Debtors’ chapter 11 proceedings.
The Company’s charges (credits) for reorganization items, including charges recognized by the Debtors, were as follows:

	Successor		Predecessor
	Three			Three	Nine
	months	May 1	January 1	months	months
	ended	through	through	ended	ended
	September 30,	September 30,	April 30,	September 30,	September 30,
Millions of dollars	2010	2010	2010	2009	2009
Change in net assets resulting from the application of fresh-start accounting	$ - -	$ - -	$5,656	$ - -	$ - -
Gain on discharge of liabilities subject to compromise	- -	- -	(13,617)	- -	- -
Asset write-offs and rejected contracts	- -	- -	25	7	687
Estimated claims	- -	- -	(262)	611	676
Accelerated amortization of debt issuance costs	- -	- -	- -	192	227
Professional fees	12	16	172	73	167
Employee severance costs	- -	- -	- -	20	182
Plant closures costs	- -	- -	12	14	50
Other	1	5	4	11	11

Total	$13	$21	$(8,010)	$928	$2,000

Estimated claims in the above table include adjustments made to reflect the Debtors’ estimated claims to be allowed. Such claims were classified as Liabilities subject to compromise.
4.	Fresh-Start Accounting
Effective May 1, 2010, we adopted fresh-start accounting pursuant to ASC 852. Accordingly, the basis of the assets and liabilities in LyondellBasell AF’s financial statements for periods prior to May 1, 2010 will not be comparable to the basis of the assets and liabilities in the financial statements prepared for LyondellBasell N.V. after emergence from bankruptcy.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
4.	Fresh-Start Accounting – (Continued)
In order to qualify for fresh-start accounting, ASC 852 requires that total post-petition liabilities and allowed claims be in excess of the reorganization value and that prepetition stockholders receive less than 50% of LyondellBasell N.V.’s common stock. Based on the estimated reorganization value and the terms of the Plan of Reorganization, the criteria of ASC 852 were met and, as a result, we applied fresh-start accounting on May 1, 2010.
In determining the range of reorganization values, we used a combination of customary valuation techniques, including, among other things:
•
The peer group trading analysis methodology, which calculates the total reorganization value of LyondellBasell N.V. by applying valuation metrics derived from an analysis of publicly traded peer companies to LyondellBasell N.V.’s estimated earnings before interest, tax, depreciation and amortization (“EBITDA”):

–	Valuation metrics consist of implied market trading multiples and are calculated by dividing the publicly traded peer company’s market capitalization by its respective EBITDA;

–	The peer group trading analysis was performed on both a consolidated and reported segment basis; and

–
Public peer companies were selected based on their comparability to LyondellBasell N.V.’s reportable operating segments, with those comparable companies primarily operating in the diversified commodity chemicals, refining and technology businesses.

•
Discounted cash flow valuation methodology, which calculates the reorganization value of LyondellBasell N.V. as the sum of the present value of its projected unlevered, after-tax free cash flows. The resulting reorganization valuation is representative of LyondellBasell N.V. on a cash-free, debt-free basis:

–
Financial projections beginning May 1, 2010 were estimated based on a 4-year and 8-month detailed forecast followed with a higher level 10-year forecast. These projections reflected certain economic and industry information relevant to the operating businesses of LyondellBasell N.V. and estimated cyclical trends where appropriate. Various time periods within the approximately 15-year forecast period were evaluated including the entire period itself. To the extent that such cycles are, or commodity price volatility within any cycle is, greater or smaller than estimated, the estimate of the reorganization value could vary significantly;

–	The projected cash flows associated with the projections were discounted at a range of rates that reflected the estimated range of weighted average cost of capital (“WACC”);

–
The imputed discounted cash flow value comprises the sum of (i) the present value of the projected unlevered free cash flows over the projection period; and (ii) the present value of a terminal value, which represents the estimate of value attributable to performance beyond the projection period. Cash flows and associated imputed values were calculated on both a consolidated and reportable segment basis;

–
WACCs utilized in the consolidated discounted cash flow analysis ranged from 11% to 12%. The range of WACCs utilized were developed from an analysis of the yields associated with LyondellBasell N.V.’s own debt financings and the equity costs of peer companies as well as the anticipated mix of LyondellBasell N.V.’s debt and equity;

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
4.	Fresh-Start Accounting – (Continued)
–	A range of terminal value EBITDA multiples were selected which, where appropriate, represented estimated industry cycle average market capitalization/EBITDA multiples; and

–	Additional discounted cash flow analysis was performed for LyondellBasell N.V.’s unconsolidated joint ventures.
In April 2010 the U.S. Bankruptcy Court approved the total reorganization enterprise value on a cash-free and debt-free basis for consolidated LyondellBasell AF at approximately $14.2 billion to $16.2 billion, with a midpoint of $15.2 billion. This estimate incorporated adjustments to include the estimated reorganization value of LyondellBasell AF’s interests in unconsolidated joint ventures, and deducted the estimated book value of third party non-controlling interests in consolidated joint ventures. The Plan of Reorganization, which was confirmed and approved by the U.S. Bankruptcy Court on April 23, 2010, without objection by any third party, adopted the midpoint of $15.2 billion as the reorganization value used to calculate and settle claims.
Fresh-start accounting requires us to allocate the reorganization value approved by the U.S. Bankruptcy Court to the individual assets and liabilities based upon their estimated fair values. The determination of fair values of assets and liabilities is subject to significant estimation and assumptions. The following unaudited balance sheet information illustrates the financial effects as of May 1, 2010 of implementing the Plan of Reorganization and the adoption of fresh-start accounting. Adjustments recorded to the Predecessor balance sheet, resulting from the consummation of the Plan of Reorganization and the adoption of fresh-start accounting, are summarized below.
CONSOLIDATED BALANCE SHEET

	Predecessor					Successor
	LyondellBasell	Reorganization		Fresh Start		LyondellBasell
Millions of dollars	AF	Adjustments		Adjustments		N.V.
ASSETS
Current assets:
Cash and cash equivalents	$817	$1,894	a	$ - -		$2,711
Accounts receivable	3,771	1		- -		3,772
Inventories	3,552	- -		1,297	h	4,849
Prepaid expenses and other current assets	1,098	(20)		(30)		1,048

Total current assets	9,238	1,875		1,267		12,380
Property, plant and equipment, net	14,554	- -		(7,474)	i	7,080
Investments and long-term receivables:
Investments in PO joint ventures	867	- -		(415)	j	452
Equity investments	1,173	- -		351	k	1,524
Other investments and long-term receivables	97	- -		(46)	k	51
Goodwill	- -	- -		1,098	l	1,098
Intangible assets, net	1,689	- -		(215)	m	1,474
Other assets	340	154	b	(241)	n	253

Total assets	$27,958	$2,029		$(5,675)		$24,312

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
4.	Fresh-Start Accounting – (Continued)
CONSOLIDATED BALANCE SHEET – (Continued)

	Predecessor					Successor
	LyondellBasell	Reorganization		Fresh Start		LyondellBasell
Millions of dollars	AF	Adjustments		Adjustments		N.V.
Liabilities not subject to compromise –
Current liabilities:
Current maturities of long-term debt	$485	$(480)	c	$ - -		$5
Short-term debt	6,842	(6,392)	c	- -		450
Accounts payable	2,351	1		- -		2,352
Accrued liabilities	1,373	46	d	(18)		1,401
Deferred income taxes	162	(4)		285	o	443

Total current liabilities	11,213	(6,829)		267		4,651
Long-term debt	304	6,477	c	- -		6,781
Other liabilities	1,416	808	e	(163)	p	2,061
Deferred income taxes	2,009	1,408	o	(2,497)	o	920
Commitments and contingencies
Liabilities subject to compromise	21,945	(21,945)	f	- -		- -
Stockholders’ equity:
Class A, €0.04 par value, 1,000 million shares authorized and 301,771,794 shares issued at May 1, 2010	- -	16	g	- -		16
Class B, €0.04 par value, 275 million shares authorized and 263,901,979 shares issued at May 1, 2010	- -	14	g	- -		14
Additional paid-in capital	- -	9,815	g	- -		9,815
Predecessor common stock, €124 par value, 403,226 shares authorized and issued at April 30, 2010	60	(60)		- -		- -
Predecessor additional paid-in capital	563	(563)		- -		- -
Predecessor retained earnings (deficit)	(9,452)	12,958	f	(3,506)	q	- -
Predecessor accumulated other comprehensive income (loss)	(212)	(70)		282	q	- -

Total stockholders’ equity (deficit)	(9,041)	22,110		(3,224)		9,845
Non-controlling interests	112	- -		(58)	r	54

Total equity (deficit)	(8,929)	22,110		(3,282)		9,899

Total liabilities and equity (deficit)	$27,958	$2,029		$(5,675)		$24,312

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
4.	Fresh-Start Accounting – (Continued)
Reorganization and Fresh-Start Accounting Adjustments
Reorganization
a.
Cash and cash equivalents—The adjustments to cash and cash equivalents represent net cash inflows, after giving effect to transactions pursuant to the Plan of Reorganization, including proceeds from the issuance of new notes, borrowings under the new Senior Term Loan Facility, receipt of proceeds from the rights offering; payments relating to the discharge of debts and other liabilities subject to compromise; and the funding of the custodial and litigation trusts.

Millions of dollars
Sources of funds:
Senior Secured Notes due 2017, $2,250 million, 8.0%	$2,250
Senior Secured Notes due 2017, €375 million, 8.0%	497
Senior Term Loan Facility due 2016 ($5 million of discount)	495
Issuance of class B ordinary shares	2,714

5,956
Use of funds:
Debtor-in-Possession Credit Agreements –
Term Loan facility due 2010:
New Money Loans	(2,167)
ABL Facility	(985)
Settlement with unsecured creditors	(260)
DIP exit fees	(195)
Funding of Millennium and environmental custodial trusts	(270)
Deferred financing costs	(156)
Other	(29)

(4,062)

Net cash proceeds from reorganization	$1,894

b.	Other assets—Changes to other assets primarily comprise capitalized debt issuance costs resulting from the incurrence of new debt.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
4.	Fresh-Start Accounting – (Continued)

c.	Debt—The changes in debt are summarized below:

Millions of dollars
Current maturities of senior secured credit facility settled with class A ordinary shares –
Senior secured credit facility:
Term Loan A due 2013, Dutch tranche	$(322)
$1,000 million revolving credit facility	(163)

(485)
Current maturities – New Senior Term Loan Facility due 2016	5

$(480)

Debtor-in-Possession Credit Agreements –
Term Loan facility due 2010:
New Money Loans	$(2,167)
Roll-up Loans – Senior Secured Credit Facility	(3,240)
ABL Facility	(985)

$(6,392)

New long-term debt:
Senior Secured Notes due 2017, $2,250 million, 8.0%	$2,250
Senior Secured Notes due 2017, €375 million, 8.0%	497
Senior Term Loan Facility due 2016 ($5 million of discount)	495
Senior Secured Notes due 2018, $3,240 million, 11.0%	3,240

6,482
Less: Current maturities	(5)

Additional long–term debt	$6,477

d.	Accrued liabilities—The net of payments and accruals related to the Plan of Reorganization, including the issuance of warrants to purchase class A ordinary shares with a fair value of $101 million.

e.	Other liabilities—The adjustments to Other liabilities primarily reflect the Company’s agreement to continue sponsoring the pension plans previously reported as Liabilities subject to compromise.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
4.	Fresh-Start Accounting – (Continued)

f.
Liabilities subject to compromise—The adjustment to Liabilities subject to compromise reflects the discharge of Liabilities subject to compromise through a series of transactions involving liabilities, equity and cash. The table below summarizes the discharge of debt:

Millions of dollars
Liabilities subject to compromise	$21,945
Current maturities of senior secured credit facility settled with class A ordinary shares	485

22,430
Issuance of class A ordinary shares	(7,131)
Warrants	(101)
Assumption of pension plan liabilities	(854)
Settlement unsecured creditors	(300)
Loss of receivables from deconsolidated companies	(75)
Other	(352)

Gain on discharge of liabilities subject to compromise before tax	$13,617

Millions of dollars
Gain on discharge of liabilities subject to compromise before tax	$13,617
Provision for income taxes	(1,413)

Gain on discharge of liabilities subject to compromise after tax	12,204
Elimination of Predecessor’s retained earnings	754

Retained earnings adjustment	$12,958

g.	Equity—The changes to Equity reflect LyondellBasell N.V.’s issuance of common stock.
Fresh-Start Accounting
In applying fresh-start accounting at May 1, 2010, we recorded the assets acquired and the liabilities assumed from LyondellBasell AF at fair value, except for deferred income taxes and certain liabilities associated with employee benefits, which were recorded in accordance with ASC 852 and ASC 740, respectively. The significant assumptions related to the valuations of our assets and liabilities recorded in connection with fresh-start accounting are discussed herein. All valuation inputs, with the exception of the calculation of crude oil related raw material inventories, are considered to be Level 3 inputs, as they are based on significant inputs that are not observable in the market. Crude oil related raw material inventories were valued using a combination of Level 1 and Level 2 inputs depending on the availability of publicly available quoted market prices. For additional information on Level 1, Level 2 and Level 3 inputs, see Note 2.
h.	Inventory—We recorded Inventory at its fair value of $4,849 million, which was determined as follows:
•
Finished goods were valued based on the estimated selling price of finished goods on hand less costs to sell, including disposal and holding period costs, and a reasonable profit margin on the selling and disposal effort for each specific category of finished goods being evaluated;

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
4.	Fresh-Start Accounting – (Continued)
•
Work in process was valued based on the estimated selling price once completed less total costs to complete the manufacturing process, costs to sell including disposal and holding period costs, a reasonable profit margin on the remaining manufacturing, selling, and disposal effort; and

•	Raw materials were valued based on current replacement cost.

Compared to amounts recorded by LyondellBasell AF, finished goods increased by $888 million, work in process increased by $65 million, raw materials increased by $313 million and other inventories increased by $31 million.

i.
Property, Plant and Equipment—We recorded Property, plant and equipment, which includes land, buildings and equipment, furniture and fixtures and construction in progress, at its fair value. Fair value was based on the highest and best use of the assets. We considered and applied two approaches to determine fair value:

•
The market, sales comparison or trended cost approach was utilized for land, buildings and land improvements. This approach relies upon recent sales, offerings of similar assets or a specific inflationary adjustment to original purchase price to arrive at a probable selling price. Certain adjustments were made to reconcile differences in attributes between the comparable sales and the appraised assets.

•
The cost approach was utilized for certain assets primarily consisting of our machinery and equipment. This approach considers the amount required to construct or purchase a new asset of equal utility at current prices, with adjustments in value for physical deterioration, and functional and economic obsolescence. The machinery and equipment amounts determined under the cost approach were adjusted for functional obsolescence, which represents a loss in value due to unfavorable external conditions such as the facilities’ locality, comparative inherent technology and comparative energy efficiency. Physical deterioration is an adjustment made in the cost approach to reflect the real operating age of any individual asset. LyondellBasell N.V.’s estimated economic obsolescence is the difference between the discounted cash flows (income approach) expected to be realized from utilization of the assets as a group, compared to the initial estimate of value from the cost approach method. In the analysis, the lower of the income approach and cost approach was used to determine the fair value of machinery and equipment in each reporting segment. Where the value per reportable segment, using the income approach, exceeded the value of machinery and equipment plus separately identifiable intangible assets, goodwill was generated.

The following table summarizes the components of Property, plant and equipment, net, at April 30, 2010, and reflects the application of fresh-start accounting at May 1, 2010:

	Successor	Predecessor
Millions of dollars	May 1, 2010	April 30, 2010
Land	$290	$280
Manufacturing facilities and equipment	6,176	13,219
Construction in progress	614	1,055

Total property, plant and equipment, net	$7,080	$14,554

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
4.	Fresh-Start Accounting – (Continued)

j.
Investments in Propylene Oxide (“PO”) Joint Ventures—Investments in PO Joint Ventures were valued using the techniques described above to value Property, plant and equipment. The equity ownership reflects our direct proportional share of the property, plant and equipment of the PO Joint Ventures. The fair value of the Company’s equity interests in PO Joint Ventures is $452 million.

k.
Equity Investments and Other Investments and Long-term Receivables—Our equity in the net assets of our nonconsolidated affiliates was recorded at fair value of $1,575 million determined using discounted cash flow analyses, and included the following assumptions and estimates:

•
Forecasted cash flows, which incorporate projections of sales volumes, revenues, variable costs, fixed costs, other income and costs, and capital expenditures, after considering potential changes in unconsolidated affiliates portfolio and local market conditions;

•
A terminal value calculated for investments and long-term receivables with forecasted cash flows, not limited by contractual terms or the estimated life of the main investment asset, by assuming a maintainable level of after-tax debt-free cash flow multiplied by a capitalization factor reflecting the investor’s WACC adjusted for the estimated long-term perpetual growth rate; and

•
A discount rate ranging from 11% to 15% that considered various factors, including market and country risk premiums and tax rates to determine the investor’s WACC given the assumed capital structure of comparable companies.

The aggregate fair value of equity in net assets of nonconsolidated affiliates accounted for using the equity method was $1,524 million.

l.
Goodwill—We recorded Goodwill of $1,098 million, primarily resulting from the requirement to record the tax effect of the differences for the tax and book basis of the Company’s assets and liabilities.

m.	Intangible Assets—We recorded Intangible assets at their fair values of $1,474 million. The following is a summary of the approaches used to determine the fair value of significant intangible assets:
•
We recorded the fair value of developed proprietary technology licensing and catalyst contracts of $210 million using an excess earnings methodology. Significant assumptions used in the calculation included:

–	Forecasted contractual income (fees generated) for each license technology category less directly attributable marketing as well as research and development costs;

–	Discount rates of 17% based on LyondellBasell N.V.’s WACC adjusted for perceived business risks related to the developed technologies; and

–	Economic lives estimated from 4 to 9 years.
•	We recorded the fair value of favorable utility contracts of $355 million using discounted cash flows. Significant assumptions used in this calculation included:
–	The forward price of natural gas;

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
4.	Fresh-Start Accounting – (Continued)
–	The projected market settlement price of electricity;

–	Discount rates of 17% based on LyondellBasell N.V’s WACC adjusted for perceived business risks; and

–	Economic lives estimated from 11 to 16 years.
•	We recorded the fair value of $132 million for in-process research and development at the cost incurred to date adjusted for the probability of future marketability.

•
We recorded the fair value of emission allowances of $731 million. Observed market activity for emission allowance trades is primarily generated only by legislation changes. As participants react to legislation, market trades occur as companies pursue their individual lowest cost compliance strategies. Trading, in the absence of an additional significant market participant, generally ceases once compliance is attained. As such, we could not identify any objective inputs based on market activity and an avoided cost of replacement methodology was used to determine estimated fair value. The significant assumptions used in valuing emission allowances include:

–	Business demand for utilization of the allowances held;

–	Engineering and construction costs required to reduce each marginal emission denomination; and

–	Development of new technologies to aid in the cost and effectiveness of compliance.
•	In addition we recorded other intangible assets, including capitalized software and software licenses, at its fair value of $46 million.
n.	Other Assets—The adjustment primarily relates to the current deferred taxes and the change in the classification of precious metals from Other assets to Property, plant and equipment.

o.
Deferred Income Taxes, Current and Non-current—The application of fresh-start accounting on May 1, 2010 resulted in the remeasurement of deferred income tax liabilities associated with the revaluation of the company’s assets and liabilities pursuant to ASC 852. Deferred income taxes were recorded at amounts determined in accordance with ASC 740.

p.	Other Liabilities—The adjustment in accrued liabilities is primarily a result of the revaluation of deferred revenues based on discounted net cash outflows.

q.
Retained Deficit—The changes to retained deficit reflect our revaluation of the assets and liabilities of $5,598 million recorded in Reorganization items in the Consolidated Statement of Income, net of $2,092 million related tax adjustments.

r.	Non-controlling Interests—We recorded the fair value of non-controlling interests which resulted in a decrease of $58 million.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
5.	Accounts Receivable
As part of fresh-start accounting our Accounts receivable were valued at market. We recorded a provision for doubtful accounts of $11 million during the three and five months ended September 30, 2010. Our allowance for doubtful accounts at September 30, 2010 was $11 million. LyondellBasell AF’s allowance for doubtful accounts was $109 million at December 31, 2009.
6.	Inventories
Inventories consisted of the following components:

	Successor	Predecessor
	September 30,	December 31,
Millions of dollars	2010	2009
Finished goods	$2,816	$2,073
Work-in-process	270	164
Raw materials and supplies	1,326	1,040

Total inventories	$4,412	$3,277

In connection with application of fresh-start accounting on May 1, 2010, we recorded inventory, which is primarily crude-oil derived, at its fair value of $4,849 million (see Note 4). The increase in inventory of $1,297 million was primarily in the U.S. and largely due to the price of crude oil.
The Successor period includes non-cash charges totaling $365 million to adjust the value of inventory. Of the total charge, $333 million was driven largely by the decrease in the price of crude oil and was primarily related to our raw materials and finished goods inventory for the period from May 1 through June 30, 2010. An additional non-cash charge of $32 million, primarily related to lower market prices for certain of our finished goods inventory, was recognized for the three months ended September 30, 2010.
7.	Property, Plant and Equipment, Goodwill, Intangibles and Other Assets
The components of Property, plant and equipment, at cost, and the related accumulated depreciation were as follows:

	Successor	Predecessor
	September 30,	December 31,
Millions of dollars	2010	2009
Land	$296	$297
Manufacturing facilities and equipment	6,363	17,665
Construction in progress	819	1,029

Total property, plant and equipment	7,478	18,991
Less accumulated depreciation	(262)	(3,839)

Property, plant and equipment, net	$7,216	$15,152

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
7.	Property, Plant and Equipment, Goodwill, Intangibles and Other Assets – (Continued)
Depreciation and amortization expense is summarized as follows:

	Successor		Predecessor
	Three months	May 1	January 1	Three months	Nine months
	ended	through	through	ended	ended
	September 30,	September 30,	April 30,	September 30,	September 30,
Millions of dollars	2010	2010	2010	2009	2009
Property, plant and equipment	$165	$259	$499	$367	$1,145
Investment in PO joint ventures	- -	9	19	14	42
Emission allowances	18	30	- -	- -	- -
Various contracts	39	52	- -	- -	- -
Technology, patent and license costs	- -	- -	25	26	75
Software costs	- -	1	12	5	12
Other	- -	- -	10	31	64

Total depreciation and amortization	$222	$351	$565	$443	$1,338

In connection with application of fresh-start accounting on May 1, 2010, we recorded Property, plant and equipment, which includes land, buildings and equipments, furniture and fixtures and construction in progress, at its fair value of $7,080 million (see Note 4).
On February 25, 2010, based on the continued impact of global economic conditions on polypropylene demand, LyondellBasell AF announced a project to cease production at, and permanently shut down, its polypropylene plant at Terni, Italy. LyondellBasell AF recognized charges of $23 million related to plant and other closure costs in the first quarter of 2010. In July 2010, the plant ceased production. We are in consultation with representatives of the works council with respect to the consequences for approximately 120 affected employees at the site.
Cash flows used to test LyondellBasell AF’s assets for impairment at April 30, 2010 were the same cash flows used in fresh-start accounting but on an undiscounted basis and did not result in an impairment of long-lived tangible and intangible assets.
Asset Retirement Obligations—The liabilities recognized for all asset retirement obligations were $140 million and $132 million at September 30, 2010 and December 31, 2009, respectively.
Goodwill—We recorded goodwill of $1,098 million upon application of fresh-start accounting (see Note 4). Goodwill is not amortized, but is tested for impairment annually or more frequently when indicators of impairment exist. We review the recorded value of goodwill for impairment annually during the fourth quarter, or sooner if events or changes in circumstances indicate the carrying amount may exceed fair value. Recoverability is determined by comparing the estimated fair value of a reporting unit to the carrying value, including the related goodwill, of that reporting unit. We use the present value of expected net cash flows to determine the estimated fair value of the reporting units. The impairment test requires us to make cash flow assumptions including, among other things, future margins, volumes, operating costs, capital expenditures, growth rates and discount rates. Our assumptions regarding future margins and volumes require significant judgment as actual margins and volumes have fluctuated in the past and will likely continue to do so. Goodwill at September 30, 2010 reflects the $7 million effect of changes in currency exchange rates since April 30, 2010.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
7.	Property, Plant and Equipment, Goodwill, Intangibles and Other Assets – (Continued)
Intangibles—In connection with application of fresh-start accounting on May 1, 2010, we recorded Intangible assets at their fair values of $1,474 million (see Note 4).
The components of identifiable intangible assets, at cost, and the related accumulated amortization were as follows:

	Successor				Predecessor
	September 30, 2010				December 31, 2009
		Accumulated					Accumulated
Millions of dollars	Cost	Amortization		Net	Cost		Amortization		Net
In-process research and development costs	$136	$	- -	$136	$	- -	$	- -	$	- -
Technology, patent and license costs	- -		- -	- -		1,021		(338)		683
Emission allowances	731		(30)	701		733		(62)		671
Various contracts	580		(56)	524		350		(118)		232
Debt issuance costs	- -		- -	- -		598		(477)		121
Software costs	51		(1)	50		71		(6)		65
Catalyst costs	- -		- -	- -		127		(89)		38
Other	- -		- -	- -		111		(60)		51

Total intangible assets	$1,498		$(87)	$1,411		$3,011		$(1,150)		$1,861

The components of Other assets were as follows:

	Successor	Predecessor
	September 30,	December 31,
Millions of dollars	2010	2009
Precious metals	$ - -	$90
Debt issuance costs	149	- -
Company-owned life insurance	60	52
Pension assets	- -	19
Deferred tax assets	19	115
Other	44	87

Total other assets	$272	$363

8.	Investments in PO Joint Ventures
We, together with Bayer AG and Bayer Corporation (collectively “Bayer”), share ownership in a U.S. PO manufacturing joint venture and a separate joint venture for certain related PO technology. Bayer’s ownership interest represents ownership of annual in-kind PO production of the joint venture of 1.5 billion pounds in 2009. We take in-kind the remaining PO production and all co-products, styrene monomer (“SM” or “styrene”), and tertiary butyl alcohol (“TBA”) production from the joint venture.
In addition, the Company and Bayer each have a 50% interest in a separate European manufacturing joint venture, which includes a world-scale PO/SM plant at Maasvlakte near Rotterdam, The Netherlands. The Company and Bayer each are entitled to 50% of the PO and SM production at the European joint venture.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
8.	Investment in PO Joint Ventures – (Continued)
Changes in the investments in the U.S. and European PO joint ventures for 2010 and 2009 are summarized as follows:

	U.S. PO Joint	European PO	Total PO Joint
Millions of dollars	Venture	Joint Venture	Ventures
Successor
Investments in PO joint ventures – May 1, 2010	$303	$149	$452
Cash contributions (return of investment)	- -	- -	- -
Depreciation and amortization	(8)	(1)	(9)
Effect of exchange rate changes	- -	4	4

Investments in PO joint ventures – September 30, 2010	$295	$152	$447

Predecessor
Investments in PO joint ventures – January 1, 2010	$533	$389	$922
Cash contributions (return of investment)	- -	(5)	(5)
Depreciation and amortization	(14)	(5)	(19)
Effect of exchange rate changes	- -	(31)	(31)

Investments in PO joint ventures – April 30, 2010	$519	$348	$867

Investments in PO joint ventures – January 1, 2009	$562	$392	$954
Cash contributions	12	1	13
Depreciation and amortization	(31)	(11)	(42)
Effect of exchange rate changes	- -	18	18

Investments in PO joint ventures – September 30, 2009	$543	$400	$943

In connection with application of fresh-start accounting on May 1, 2010, our equity interests in PO joint ventures were valued at their fair value of $452 million (see Note 4).

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
9.	Equity Investments
The changes in equity investments were as follows:

	Successor	Predecessor
	May 1	January 1	Nine months
	through	through	ended
	September 30,	April 30,	September 30,
Millions of dollars	2010	2010	2009
Beginning balance	$1,524	$1,085	$1,215

Investee net income	56	84	49
Impairment recognized by investor	- -	- -	(215)

Income (loss) from equity investments	56	84	(166)

Dividends received	(28)	(18)	(21)
Contributions to joint venture	7	20	8
Currency exchange effects	8	(8)	34
Other	15	10	2

Ending balance	$1,582	$1,173	$1,072

Summarized balance sheet information and the Company’s share of equity investments were as follows:

	Successor		Predecessor
	September 30, 2010		December 31, 2009
		Company		Company
Millions of dollars	100%	Share	100%	Share
Current assets	$3,861	$1,355	$2,760	$1,016
Noncurrent assets	6,868	2,238	6,887	2,172

Total assets	10,729	3,593	9,647	3,188
Current liabilities	2,492	905	1,881	695
Noncurrent liabilities	4,227	1,183	4,207	1,180

Net assets	$4,010	$1,505	$3,559	$1,313

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
9.	Equity Investments – (Continued)
Summarized income statement information and the Company’s share for the periods for which the respective equity investments were accounted for under the equity method is set forth below:

	Successor		Predecessor
	Three months		Three months
	ended		ended
	September 30, 2010		September 30, 2009
		Company		Company
Millions of dollars	100%	Share	100%	Share
Revenues	$1,995	$745	$1,375	$614
Cost of sales	(1,717)	(672)	(1,354)	(526)

Gross profit	278	73	21	88
Net operating expenses	(55)	(18)	(61)	(25)

Operating income (loss)	223	55	(40)	63
Interest income	- -	- -	1	1
Interest expense	(63)	(18)	(32)	(11)
Foreign currency translation	(66)	(13)	13	5
Income from equity investments	55	13	3	1

Income (loss) before income taxes	149	37	(55)	59
Provision for income taxes	19	8	38	12

Net income (loss)	$130	$29	$(93)	$47

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
9.	Equity Investments – (Continued)

	Successor		Predecessor
	May 1		January 1		Nine months
	through		through		ended
	September 30, 2010		April 30, 2010		September 30, 2009
		Company		Company		Company
Millions of dollars	100%	Share	100%	Share	100%	Share
Revenues	$3,377	$1,298	$3,127	$989	$4,021	$1,463
Cost of sales	(2,939)	(1,157)	(2,699)	(869)	(3,860)	(1,312)

Gross profit	438	141	428	120	161	151
Net operating expenses	(118)	(40)	(82)	(29)	(202)	(51)

Operating income (loss)	320	101	346	91	(41)	100
Interest income	2	- -	2	1	5	1
Interest expense	(84)	(24)	(43)	(13)	(66)	(24)
Foreign currency translation	(24)	(7)	83	24	(15)	(9)
Income from equity investments	(4)	(4)	3	2	9	1

Income (loss) before income taxes	210	66	391	105	(108)	69
Provision for income taxes	18	10	67	21	65	20

Net income (loss)	$192	$56	$324	$84	$(173)	$49

In connection with application of fresh-start accounting on May 1, 2010, we recorded equity investments at their fair value of $1,524 million (see Note 4). The carrying value of the Company’s equity investments at September 30, 2010 of $1,583 million reflects the 2010 aggregate fair value adjustment, which is different than the Company’s share of its equity investment in the underlying assets of $1,505 million. In 2009, the Company recognized pretax impairment charges totaling $228 million for impairment of the carrying value of its investments in certain joint ventures, of which $215 million was recognized in the nine months ended September 30, 2009.
A joint venture of ours is in default under its financing arrangement due to a delay in the start-up of its assets and as a result of LyondellBasell AF’s voluntary filing for relief under chapter 11 of the U.S. Bankruptcy Code on April 24, 2009. The parties are currently negotiating in good faith to resolve the default and at present there is no evidence that such negotiations will not be concluded successfully or that the resolution of this matter will have a material adverse impact on our operations or liquidity.
10.	Accounts Payable
Accounts payable at September 30, 2010 and December 31, 2009 included liabilities in the amount of $11 million and $13 million, respectively, for checks issued in excess of associated bank balances, but not yet presented for collection.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
11.	Debt
Long-term loans, notes and other long-term debt due to banks and other unrelated parties consisted of the following:

	Successor	Predecessor
	September 30,	December 31,
Millions of dollars	2010	2009
Bank credit facilities:
Senior Term Loan Facility due 2016 ($5 million of discount)	$494	$ - -
Senior secured credit facility:
Term Loan A due 2013 – Dutch tranche	- -	331
$1,000 million revolving credit facility	- -	164
Senior Secured Notes due 2017, $2,250 million, 8.0%	2,250	- -
Senior Secured Notes due 2017, €375 million, 8.0%	512	- -
Senior Secured Notes due 2018, $3,240 million, 11.0%	3,240	- -
Guaranteed Notes, due 2027	300	300
Other	11	7

Total	6,807	802
Less current maturities	(8)	(497)

Long-term debt	$6,799	$305

Short-term loans, notes and other short-term debt due to banks and other unrelated parties consisted of the following:

	Successor	Predecessor
	September 30,	December 31,
Millions of dollars	2010	2009
Bank credit facilities:
$1,750 million Senior Secured Asset-Based Revolving Credit Agreement	$ - -	$ - -
Debtor-in-Possession Credit Agreements:
Term Loan facility due 2010:
New Money Loans	- -	2,167
Roll-up Loans – Senior Secured Credit Facility:
Term Loan A due 2013 – U.S. tranche	- -	385
Term Loan A due 2013 – Dutch tranche	- -	122
Term Loan B due 2014 – U.S. tranche	- -	2,012
Term Loan B due 2014 – German tranche	- -	465
Revolving Credit Facility – U.S. tranche	- -	202
Revolving Credit Facility – Dutch tranche	- -	54
ABL Facility	- -	325
Receivables securitization program	465	377
Accounts receivable factoring facility	6	24
Financial payables to equity investees	10	12
Other	37	37

Total short-term debt	$518	$6,182

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
11.	Debt – (Continued)
On April 8, 2010, LBI Escrow issued $2,250 million of 8% senior secured notes due 2017 and €375 million of senior secured notes due 2017, (collectively, the “Senior Secured Notes”). Also on April 8, 2010, LBI Escrow entered into a six-year, $500 million senior term loan facility (the “Senior Term Loan Facility”) and borrowed $500 million thereunder. LyondellBasell Industries N.V. paid fees of $72 million related to the issuance of these facilities. On April 30, 2010, Lyondell Chemical was merged with and replaced LBI Escrow as issuer of the Senior Secured Notes and borrower under the Senior Term Loan Facility. In connection with the issuance of the Senior Secured Notes, we entered into a registration rights agreement that requires us to exchange the Senior Secured Notes for notes with substantially identical terms as the Senior Secured Notes except the new notes will be registered with the SEC under the Securities Act of 1933, as amended, and will therefore be free of any transfer restrictions. The registration rights agreement requires a registration statement for the exchange to be effective with the SEC by April 30, 2011 and the exchange to be consummated within 45 days thereafter. If we do not meet these deadlines, the interest rate on the Senior Secured Notes will be increased by 0.25% per annum for the 90-day period following April 30, 2011 and will increase by an additional 0.25% for each subsequent 90-day period that the registration and exchange are not completed, up to a maximum of 1.00% per annum.
On April 8, 2010, Lyondell Chemical completed the financing of a new $1,750 million U.S. asset-based facility (“U.S. ABL Facility”), which may be used for advances or to issue up to $700 million of letters of credit. Lyondell Chemical paid fees of $70 million related to the completion of this financing. At September 30, 2010, there were no borrowings outstanding under the U.S. ABL facility and outstanding letters of credit totaled $514 million. Pursuant to the U.S. ABL facility, Lyondell Chemical could, subject to a borrowing base, borrow up to $1,236 million. The borrowing base is determined using formulae applied to accounts receivable and inventory balances, and is reduced to the extent of outstanding letters of credit under the facility. Advances under this new facility are available to Lyondell Chemical, Equistar Chemicals LP (“Equistar”), Houston Refining LP, or LyondellBasell Acetyls LLC as of April 30, 2010.
Consistent with the terms of the Plan of Reorganization, on the Emergence Date, Lyondell Chemical issued Senior Secured 11% Notes under an indenture of approximately $3,240 million, replacing the DIP Roll-up Notes incurred under the Bankruptcy Cases as part of the DIP Term Loan Facility.
On April 30, 2010, in accordance with provisions in the Plan of Reorganization, payments totaling $2,362 million were made to repay, in full, $2,167 million outstanding under the DIP Term Loan Facility and a related $195 million exit fee. The outstanding amount of $985 million under the DIP ABL Facility was also repaid on April 30, 2010. In addition, $18,310 million of debt classified as liabilities subject to compromise was discharged pursuant to the Plan of Reorganization (see Note 4).

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
11.	Debt – (Continued)
Receivables securitization programs—The Company had an accounts receivable securitization program under which it could receive funding of up to €450 million against eligible receivables of certain European subsidiaries. This facility was refinanced, in full, on May 4, 2010 and replaced with a new three-year European securitization facility. Transfers of accounts receivable under this program do not qualify as sales; therefore, the transferred accounts receivable and the proceeds received through such transfers are included in trade receivables, net, and short-term debt in the Consolidated Balance Sheets. In October 2010, the amounts outstanding under the receivable securitization program were repaid. The lenders will receive a commitment fee on the unused commitments.
Accounts Receivable Factoring Facility—On October 8, 2009, the Company entered into an accounts receivable factoring facility for up to €100 million. The factoring facility is for an indefinite period, non-recourse, unsecured and terminable by either party subject to notice. The amount of outstanding receivables sold under this facility was $6 million as of September 30, 2010.
Senior Secured Notes—The Senior Secured Notes are jointly and severally, and fully and unconditionally guaranteed by LyondellBasell N.V. and, subject to certain exceptions, each existing and future wholly owned U.S. restricted subsidiary of LyondellBasell N.V. (other than Lyondell Chemical, as issuer), other than any such subsidiary that is a subsidiary of a non-U.S. subsidiary (the “Subsidiary Guarantors” and, together with LyondellBasell N.V., the “Guarantors”).
The Senior Secured Notes rank equally in right of payment with all existing and future senior debt of Lyondell Chemical and the Guarantors; the notes and guarantees rank junior to obligations of LyondellBasell N.V. subsidiaries that do not guarantee the Senior Secured Notes.
The Senior Secured Notes and guarantees are secured by:
•	a first priority lien on substantially all of Lyondell Chemical’s and the Subsidiary Guarantors’ existing and future property and assets other than the assets securing the U.S. ABL Facility;

•	a first priority lien on the capital stock of Lyondell Chemical and all Subsidiary Guarantors (other than any such subsidiary that is a subsidiary of a non-U.S. subsidiary);

•	a first priority lien on 65% of the capital stock and 100% of the non-voting capital stock of the first-tier non-U.S. subsidiaries of Lyondell Chemical or of LyondellBasell N.V.;

•	a second priority lien on the accounts receivables, inventory, related contracts and other rights and assets related to the foregoing and proceeds thereof that secure the U.S. ABL Facility on a first priority basis;

•	subject, in each case, to certain exceptions permitted liens and releases under certain circumstances.
The Senior Secured Notes are redeemable by Lyondell Chemical prior to maturity at certain specified redemption premiums, depending on the date the notes are redeemed. The Senior Secured Notes are redeemable at par after May 1, 2016 and contain covenants, subject to certain exceptions, that restrict, among other things, debt and lien incurrence; investments; certain restricted payments; sales of assets and mergers; and affiliate transactions.
Several of the restrictive covenants would be suspended if we receive an investment grade rating from two rating agencies. The Senior Secured Notes are not subject to the maintenance of any specific financial covenant.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
11.	Debt – (Continued)
Senior Term Loan Facility—Borrowings under the Senior Term Loan Facility will bear interest at either (a) a LIBOR rate adjusted for certain additional costs or (b) a base rate determined by reference to the highest of the administrative agent’s prime rate, the federal funds effective rate plus 0.5%, or one-month LIBOR plus 1.0% (the “Base Rate”), in each case plus an applicable margin.
The Senior Term Loan Facility is guaranteed, jointly and severally, and fully and unconditionally, on a senior secured basis, initially by the Guarantors. Subject to permitted liens and other exceptions, Lyondell Chemical’s obligations and guarantees will be secured on a pari passu basis with the Senior Secured Notes by first priority security interests in the collateral securing the Senior Secured Notes and by a second priority security interest in the collateral securing the ABL Facility described below.
The Senior Term Loan Facility contains covenants that are substantially similar to the Senior Secured Notes. The Senior Term Loan Facility is not subject to the maintenance of any specific financial covenant.
U.S. ABL Facility—On April 8, 2010, the Company entered into a four-year $1,750 million U.S. asset-based facility. Borrowings under the U.S. ABL Facility bear interest at the Base Rate or LIBOR, plus an applicable margin, and the lenders are paid a commitment fee on the average daily unused commitments.
Obligations under the U.S. ABL Facility are guaranteed jointly and severally, and fully and unconditionally, on a senior secured basis, by the Guarantors (except, in the case of any Guarantor that is a borrower under the facility, to the extent of its own obligations in its capacity as a borrower). The borrowers’ obligations under the U.S. ABL Facility and the related guarantees are secured by (i) a first priority lien on all present and after-acquired inventory, accounts receivable, related contracts and other rights, deposit accounts into which proceeds of the foregoing are credited, and books and records related thereto, together with all proceeds of the foregoing, in each case to the extent of the rights, title and interest therein of any ABL borrowers and (ii) a second priority lien on the Senior Secured Notes and Senior Term Loan collateral.
Mandatory prepayments of the loans under the U.S. ABL Facility will be made from net cash proceeds from certain sales of collateral securing the facility and insurance and condemnation awards involving the facility.
The U.S. ABL Facility contains covenants that are substantially similar to the Senior Secured Notes.
In addition, during the first two years, in the event (i) excess availability under the U.S. ABL Facility falls below $300 million for five consecutive business days or below $250 million on any business day, or (ii) total liquidity falls below $550 million for five consecutive business days or below $500 million on any business day, we are required to comply with a minimum fixed charge coverage ratio of not less than 1.00 to 1.00, measured quarterly. Following the second anniversary of the effective date, in the event (i) excess availability under the U.S. ABL facility falls below $400 million for five consecutive business days or below $325 million on any business day, or (ii) total liquidity falls below $650 million for five consecutive business days or below $575 million on any business day, we are also required to meet the minimum fixed charge coverage ratio. The fixed charge coverage ratio is defined in the facility generally as the ratio of earnings before interest, taxes, depreciation and amortization less capital expenditures to consolidated interest expense, plus dividends on preferred or other preferential stock, adjusted for relevant taxes, and scheduled repayments of debt. The availability under the U.S. ABL Facility was $1,236 million as of September 30, 2010.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
11.	Debt – (Continued)
Senior Secured 11% Notes—On April 30, 2010, Lyondell Chemical issued $3,240 million of Senior Secured 11% Notes in exchange for DIP Roll-up Notes incurred under the Bankruptcy Cases. The Senior Secured 11% Notes are guaranteed by the same Guarantors that support the Senior Secured Notes, the Senior Term Loan Facility and the U.S. ABL Facility. The Senior Secured 11% Notes are secured by the same security package as the Senior Secured Notes, the Senior Term Loan Facility and the U.S. ABL Facility on a third priority basis and bear interest at a rate equal to 11%. The Senior Secured 11% Notes are redeemable by Lyondell Chemical prior to maturity at specified redemption premiums, depending on the date the notes are redeemed. The Senior Secured 11% Notes are redeemable at par after May 1, 2013.
Other—In the five months ended September 30, 2010, amortization of debt premiums and debt issuance costs resulted in amortization expense of $15 million that was included in interest expense in the Consolidated Statements of Income.
Contractual interest for the Debtors was $236 million and $914 million for the one and four-month periods ended April 30, 2010, respectively; and $695 million and $1,998 million for the three and nine months ended September 30, 2009, respectively.
12.	Financial Instruments and Derivatives
Cash Concentration—Our cash equivalents are placed in high-quality commercial paper, money market funds and time deposits with major international banks and financial institutions.
We are exposed to market risks, such as changes in commodity pricing, currency exchange rates and interest rates. To manage the volatility related to these exposures, we selectively enter into derivative transactions pursuant to our policies. Designation of the derivatives as fair-value or cash-flow hedges is performed on a specific exposure basis. Hedge accounting may or may not be elected with respect to certain short-term exposures. The changes in fair value of these hedging instruments will be offset in part or in whole by corresponding changes in the fair value or cash flows of the underlying exposures being hedged.
Commodity Prices—We are exposed to commodity price volatility related to anticipated purchases of natural gas, crude oil and other raw materials and to sales of our products. We selectively use commodity swap, option, and futures contracts with various terms to manage the volatility related to these risks. Such contracts are generally limited to durations of one year or less. Cash-flow hedge accounting may be elected for these derivative transactions. In cases, when the duration of a derivative is short, hedge accounting generally would not be elected. When hedge accounting is not elected, the changes in fair value of these instruments will be recorded in earnings. When hedge accounting is elected, gains and losses on these instruments will be deferred in accumulated other comprehensive income (“AOCI”), to the extent that the hedge remains effective, until the underlying transaction is recognized in earnings.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
12.	Financial Instruments and Derivatives – (Continued)
The Company entered into futures contracts with respect to sales of gasoline and heating oil. These futures transactions were not designated as hedges, and the changes in the fair value of the futures contracts were recognized in earnings. In the five months ended September 30, 2010, we settled futures positions for gasoline and heating oil of 194 million gallons and 172 million gallons, respectively, resulting in a net loss of $6 million and a net gain of less than $1 million, respectively. At September 30, 2010, futures contracts for 55 million gallons of gasoline and heating oil in the notional amount of $118 million, maturing in October and November 2010, were outstanding. The fair values, based on quoted market prices, resulted in a net receivable of less than $1 million at September 30, 2010.
In addition, we settled futures positions for crude oil of 2 million barrels during the five months ended September 30, 2010, resulting in net gains of $3 million. These futures transactions were not designated as hedges.
We also entered into futures contracts during the five months ended September 30, 2010 with respect to purchases of crude oil and sales of gasoline. These futures transactions were not designated as hedges. We settled futures positions for gasoline of 1 million barrels in the five months ended September 30, 2010, resulting in a net gain of $5 million. We settled futures positions for crude oil of 1 million barrels in the five months ended September 30, 2010, resulting in a net loss of $7 million.
Foreign Currency Rates—We have significant operations in several countries of which functional currencies are primarily the U.S. dollar for U.S. operations and the Euro for operations in Europe. We enter into transactions denominated in currencies other than our functional currency and the functional currencies of our subsidiaries and are, therefore, exposed to foreign currency risk on receivables and payables. We maintain risk management control systems intended to monitor foreign currency risk attributable to both the outstanding foreign currency balances and future commitments. The risk management control systems involve the centralization of foreign currency exposure management, the offsetting of exposures and the estimating of expected impacts of changes in foreign currency rates on our earnings. We enter into foreign currency forward contracts to reduce the effects of net currency exchange exposures. At September 30, 2010, foreign currency forward contracts in the notional amount of $87 million, maturing in October 2010, were outstanding.
For forward contracts that economically hedge recognized monetary assets and liabilities in foreign currencies, no hedge accounting is applied. Changes in the fair value of foreign currency forward contracts are reported in the Consolidated Statements of Income and offset the currency exchange results recognized on the assets and liabilities.
Foreign Currency Gain (Loss)—Other income, net, in the Consolidated Statements of Income reflected a loss of $18 million and a gain of $22 million in the three and five months ended September 30, 2010, respectively; losses of $258 million for the four months ended April 30, 2010; and gains of $90 million and $179 million for the three and nine months ended September 30, 2009, respectively, related to changes in currency exchange rates.
Interest Rates—Pursuant to the provisions of the Plan of Reorganization, $201 million in liabilities associated with interest rate swaps designated as cash flow hedges in the notional amount of $2,350 million were discharged on April 30, 2010. The Predecessor Company discontinued accounting for the interest rate swap as a hedge and, in April 2010, $153 million of unamortized loss was released from AOCI and recognized in earnings.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
12.	Financial Instruments and Derivatives – (Continued)
Warrants—As of September 30, 2010, LyondellBasell N.V. has warrants to purchase 11,508,204 class A ordinary shares at an exercise price of $15.90 per class A ordinary share issued and outstanding. The warrants have anti-dilution protection for in-kind stock dividends, stock splits, stock combinations and similar transactions and may be exercised at any time during the period from April 30, 2010 to the close of business on April 30, 2017. Upon an affiliate change of control, the holders of the warrants may put the warrants to LyondellBasell N.V. at a price equal to, as applicable, the in-the-money value of the warrants or the Black-Scholes value of the warrants.
The fair value of each warrant granted is estimated based on quoted market price as of September 30, 2010.
The fair values of the warrants were determined to be $160 million and $101 million at September 30, 2010 and at April 30, 2010, respectively.
The following table summarizes financial instruments outstanding as of September 30, 2010 and December 31, 2009 that are measured at fair value on a recurring basis and the bases used to determine their fair value in the consolidated balance sheets:

				Quoted Prices
				in Active	Significant
				Markets for	Other	Significant
				Identical	Observable	Unobservable
	Notional			Assets	Inputs	Inputs
Millions of dollars	Amount	Total		(Level 1)	(Level 2)	(Level 3)
Successor
September 30, 2010:
Assets at fair value:
Derivatives:
Gasoline and heating oil	$118	$	- -	$ - -	$ - -	$	- -

Liabilities at fair value:
Derivatives:
Warrants	$183		$160	$160	$ - -	$	- -
Foreign currency	87		- -	- -	- -		- -

	$270		$160	$160	$ - -	$	- -

Predecessor
December 31, 2009:
Liabilities at fair value:
Derivatives:
Gasoline, heating oil and crude oil	$38		$2	$ - -	$2	$	- -
Foreign currency	234		20	- -	20		- -

	$272		$22	$ - -	$22	$	- -

The fair value of all non-derivative financial instruments included in current assets, including cash and cash equivalents and accounts receivable, and accounts payable, approximated the applicable carrying value due to the short maturity of those instruments.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
12.	Financial Instruments and Derivatives – (Continued)
The following table provides the fair value of derivative instruments and their balance sheet classifications at September 30, 2010:

Millions of Dollars	Balance Sheet Classification
Successor
Fair Value of Derivative Instruments
Asset Derivatives
Not designated as hedges:
Commodities	Prepaid expenses and other current assets	$	- -

Liability Derivatives
Not designated as hedges:
Warrants	Other liabilities		$160
Foreign currency	Accrued liabilities		- -

$160

The following table summarizes the pretax effect of derivative instruments charged directly to income:

	Effect of Financial Instruments
		Gain (Loss)	Additional
	Gain (Loss)	Reclassified	Gain (Loss)
	Recognized	from AOCI	Recognized	Income Statement
Millions of dollars	in AOCI	to Income	in Income	Classification
Successor
For the period May 1 through
September 30, 2010:
Derivatives not designated as hedges:
Warrants	$ - -	$ - -	$(59)	Other income (expense), net
Commodities	- -	- -	(4)	Cost of sales
Foreign currency	- -	- -	(1)	Other income (expense), net

	$ - -	$ - -	$(64)

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
12.	Financial Instruments and Derivatives – (Continued)
The carrying value and the estimated fair value of the Company’s non-derivative financial instruments are shown in the table below:

	Successor		Predecessor
	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
Millions of dollars	Value	Value	Value	Value
Short and long-term debt, including current maturities and debt classified as liabilities subject to compromise	$7,325	$7,891	$25,354	$13,986

The following table summarizes the bases used to measure certain liabilities at fair value on a recurring basis, which are recorded at historical cost or amortized cost, in the consolidated balance sheet:

	Successor	Fair Value Measurement
Quoted prices
			in active	Significant
	Carrying		markets for	other	Significant
	Value	Fair Value	identical	observable	unobservable
	September 30,	September 30,	assets	inputs	inputs
Millions of dollars	2010	2010	(Level 1)	(Level 2)	(Level 3)
Short and long-term debt, including current maturities	$7,325	$7,891	$ - -	$7,362	$529

The following table is a reconciliation of the beginning and ending balances of Level 1, Level 2 and Level 3 inputs:

	Fair Value	Fair Value
	Measurement	Measurement	Fair Value
	Using Quoted	Using	Measurement
	prices in active	Significant	Using
	markets for	Other	Significant
	identical assets	Observable	Unobservable
Millions of dollars	(Level 1)	Inputs (Level 2)	Inputs (Level 3)
Debt and warrants
Balance at May 1, 2010	$ - -	$6,758	$558
Purchases, sales, issuances, and settlements (net)	- -	(1)	64
Transfers in and/or out of Level 3	84	- -	(84)
Total gains or losses (realized/unrealized)	76	605	(9)

Balance at September 30, 2010	$160	$7,362	$529

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
12.	Financial Instruments and Derivatives – (Continued)
For liabilities classified as Level 1, the fair value is measured using quoted prices in active markets. The total fair value is either the price of the most recent trade at the time of the market close or the official close price, as defined by the exchange in which the asset is most actively traded on the last trading day of the period, multiplied by the number of units held without consideration of transaction costs. For liabilities classified as Level 2, fair value is based on the price a market participant would pay for the security, adjusted for the terms specific to that asset and liability. Broker quotes were obtained from well established and recognized vendors of market data for debt valuations. The inputs for liabilities classified as Level 3 reflect our assessment of the assumptions that a market participant would use in determining the price of the asset or liability, including our liquidity risk at September 30, 2010.
Quoted market prices as of September 30, 2010 were used to estimate the fair value of our warrants. A Black-Scholes option-pricing model was used to estimate the fair value of the warrants at April 30, 2010; therefore, the $84 million fair value as of April 30, 2010 has been transferred from Level 3 to Level 1 in the above table.
13.	Pension and Other Postretirement Benefits
Net periodic pension benefits included the following cost components:

	U.S. Plans

	Successor		Predecessor
	Three months	May 1	January 1	Three months	Nine months
	ended	through	through	ended	ended
	September 30,	September 30,	April 30,	September 30,	September 30,
Millions of dollars	2010	2010	2010	2009	2009
Service cost	$11	$18	$15	$12	$38
Interest cost	23	39	31	21	67
Expected return on plan assets	(22)	(37)	(31)	(22)	(68)
Amortization	- -	- -	3	4	10

Net periodic pension benefit cost	$12	$20	$18	$15	$47

	Non-U.S. Plans

	Successor		Predecessor
	Three months	May 1		Three months	Nine months
	ended	through	January 1	ended	ended
	September 30,	September 30,	through	September 30,	September 30,
Millions of dollars	2010	2010	April 30, 2010	2009	2009
Service cost	$8	$12	$9	$9	$26
Interest cost	13	22	17	15	46
Expected return on plan assets	(8)	(13)	(10)	2	(19)
Amortization	- -	- -	1	1	1

Net periodic pension benefit cost	$13	$21	$17	$27	$54

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
13.	Pension and Other Postretirement Benefits – (Continued)
Net periodic other postretirement benefits included the following cost components:

	U.S. Plans

	Successor		Predecessor
	Three months	May 1		Three months	Nine months
	ended	through	January 1	ended	ended
	September 30,	September 30,	through	September 30,	September 30,
Millions of dollars	2010	2010	April 30, 2010	2009	2009
Service cost	$1	$2	$2	$1	$4
Interest cost	4	7	5	5	14
Amortization	- -	- -	(3)	(2)	(7)

Net periodic benefit cost	$5	$9	$4	$4	$11

	Non-U.S. Plans

	Successor		Predecessor
	Three months	May 1		Three months	Nine months
	ended	through	January 1	ended	ended
	September 30,	September 30,	through	September 30,	September 30,
Millions of dollars	2010	2010	April 30, 2010	2009	2009
Service cost	$ - -	$ - -	$ - -	$2	$6
Interest cost	1	1	1	- -	1

Net periodic benefit cost	$1	$1	$1	$2	$7

Under the Plan of Reorganization, except with respect to the Supplemental Executive Retirement Plan, all benefit plans and collective bargaining agreements remained in force subsequent to the Debtors’ emergence from chapter 11 proceedings. Accordingly, approximately $854 million of pension and other post-retirement benefit liabilities were reclassified from liabilities subject to compromise to current or long-term liabilities, as appropriate, upon emergence from bankruptcy (see Note 4).
Employees in the U.S. are eligible to participate in defined contribution plans (“Employee Savings Plans”) by contributing a portion of their compensation. We match a part of the employees’ contribution. The Predecessor had temporarily suspended contributions beginning in March 2009 as a result of filing voluntary petitions for reorganization under chapter 11 of the U.S. Bankruptcy Code. In May 2010, we resumed matching contributions under the Employee Savings Plans.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
14.	Incentive and Share-Based Compensation
Medium-Term Incentive Plan—Upon the Debtors’ emergence from chapter 11 proceedings, we replaced the Predecessor Company’s Management Incentive Plan with the 2010 Medium-Term Incentive Plan (“MTI”). The MTI is designed to link the interests of senior management with the interests of shareholders by tying incentives to measurable corporate performance. The MTI provides for payouts based on our return on assets and cost improvements over the calendar years 2010 through 2012. Benefits under the MTI will vest on the date, following December 31, 2012, on which the Compensation Committee of the Supervisory Board certifies the performance results and will be paid on March 31 following the end of the performance cycle. The MTI provides for an accelerated pro-rata payout in the event of a change in control of the Successor Company. We recorded $2 million and $3 million of compensation expense for the three and five months ended September 30, 2010, respectively based on the expected achievement of performance results.
Long-Term Incentive Plan—Upon the Debtors’ emergence from chapter 11 proceedings, we created the 2010 Long-Term Incentive Plan (“LTI”). Under the LTI, the Compensation Committee is authorized to grant restricted stock, restricted stock units, stock options, stock appreciation rights and other types of equity-based awards. The Compensation Committee determines the recipients of the equity awards, the type of award made, the required performance measures, and the timing and duration of each grant. The maximum number of shares of LyondellBasell N.V. stock reserved for issuance under the LTI is 22,000,000. In connection with the Debtors’ emergence from bankruptcy, awards were granted to our senior management and we have since granted awards for new hires and promotions. As of September 30, 2010, there were 9,514,397 shares remaining available for issuance.
The LTI awards resulted in compensation expense of $9 million and $14 million for the three and five months ended September 30, 2010, respectively, and $24 million for the one month ended April 30, 2010. The tax benefits were $3 million and $5 million for the three and five months ended September 30, 2010, respectively, and $8 million for the one month ended April 30, 2010.
Restricted Stock Units—Restricted stock units entitle the recipient to be paid out an equal number of class A ordinary shares on the fifth anniversary of the grant date, subject to forfeiture in the event of certain termination events. Restricted stock units are accounted for as an equity award with compensation cost recognized ratably over the vesting period.
The following table summarizes restricted stock unit activity for the five months ended September 30, 2010 in thousands of units:

	Number of	Weighted-
	Units	average price

Outstanding at May 1, 2010	- -	$ - -
Granted	2,024	17.60
Paid	- -
Forfeited	(13)

Outstanding at September 30, 2010	2,011	$17.60

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
14.	Incentive and Share-Based Compensation – (Continued)
For the three and five months ended September 30, 2010, the compensation expense related to the outstanding restricted stock units was $2 million and $3 million, and the related tax benefit was less than $1 million and $1 million, respectively. As of September 30, 2010, the unrecognized compensation cost related to restricted stock units was $32 million, which is expected to be recognized over a weighted-average period of 5 years.
Stock Options—Stock options are granted with an exercise price equal to the market price of class A ordinary shares at the date of grant. The stock options are accounted for as an equity award with compensation cost recognized using the graded vesting method. We issued certain Stock options to purchase 1% of the number of common stock shares outstanding at the Debtors’ emergence from bankruptcy. These options vest in five equal, annual installments beginning on May 14, 2009 and may be exercised for a period of seven years following the grant date at a price of $17.61 per share, the fair value of the Company’s common stock based on its reorganized value at the date of emergence. All other stock options vest in equal increments on the second, third and fourth anniversary of the grant date and have a contractual term of ten years, with accelerated vesting upon death, disability, or change in control and exercise prices ranging from $16.45 to $21.03.
The fair value of each stock option award is estimated, based on several assumptions, on the date of grant using the Black-Scholes option valuation model. Upon adoption of ASC 718 Stock Compensation, we modified our methods used to determine these assumptions based on the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107. We estimated volatility based on the historic average of the common stock of our peer companies and the historic stock price volatility over the expected term. The fair value and the assumptions used for the 2010 grants are shown in the table below.

Weighted-average Fair Value per share of options granted	$ 7.81
Fair value assumptions:
Dividend yield	0.00%
Expected volatility	47.0%
Risk-free interest rate	1.82-2.94%
Weighted-average expected term, in years	5.2

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
14.	Incentive and Share-Based Compensation – (Continued)
The following table summarizes stock option activity for the four months ended April 30, 2010 and the five months ended September 30, 2010 in thousands of shares for the non-qualified stock options:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
Predecessor	Shares	Price	Term	Value
Outstanding at January 1, 2010	- -	$ - -
Granted	5,639	17.61	7.0 years
Exercised	- -	- -

Outstanding at April 30, 2010	5,639	$17.61	7.0 years	$ - -

Exercisable at April 30, 2010	- -	$ - -		$ - -

Successor
Outstanding at May 1, 2010	5,639	$17.61	7.0 years
Granted	3,064	17.60	9.6 years
Exercised	- -

Outstanding at September 30, 2010	8,703	$17.60	7.7 years	$55

Exercisable at September 30, 2010	1,128	$17.61	6.6 years	$7

Total stock option expense was $4 million and $7 million for the three and five months ended September 30, 2010, respectively, and $19 million for the four months ended April 30, 2010. The related tax benefits were $1 million, $3 million and $6 million for the three and five months ended September 30, 2010, and four months ended April 30, 2010, respectively. As of September 30, 2010, the unrecognized compensation cost related to non-qualified stock options was $42 million, which is expected to be recognized over a weighted-average period of 4 years.
Restricted Stock Shares—On April 30, 2010, we issued restricted class A ordinary shares. The shares may not be sold or transferred and have no voting rights, until the restrictions lapse on May 14, 2014.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
14.	Incentive and Share-Based Compensation – (Continued)
The following table summarizes restricted stock shares activity for the four months ended April 30, 2010 and the five months ended September 30, 2010 in thousands of shares:

		Weighted-
	Number of	average grant
Predecessor	Shares	date fair value
Outstanding at January 1, 2010	- -	$ - -
Granted	1,772	17.61
Paid	- -	- -
Forfeited	- -	- -

Outstanding at April 30, 2010	1,772	$17.61

Successor
Outstanding at May 1, 2010	1,772	$17.61
Granted	- -	- -
Paid	- -	- -
Forfeited	- -	- -

Outstanding at September 30, 2010	1,772	$17.61

The total restricted stock shares expense was $3 million, $4 million and $5 million for the three and five months ended September 30, 2010, and four months ended April 30, 2010, respectively. The related tax benefit was $1 million, $1 million and $2 million for the three and five months ended September 30, 2010, and four months ended April 30, 2010, respectively. As of September 30, 2010, the unrecognized compensation cost related to restricted stock shares was $23 million, which is expected to be recognized over a weighted-average period of 4 years.
Stock Appreciation Rights—Certain employees in Europe were granted stock appreciation rights (“SARs”) under the LTI. SARs gives those employees the right to receive an amount of cash equal to the appreciation in the market value of the Company’s class A ordinary shares from the award’s grant date to the exercise date. Because the SARs are settled in cash, they are accounted for as a liability award. The SARs vest over three years beginning with the second anniversary of the grant date. We recognized less than $1 million of compensation expense related to SARs for each of the three and five months ended September 30, 2010.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
15.	Income Taxes
In the five months ended September 30, 2010, we recorded a tax provision of $282 million, representing an effective tax rate of 25.7% on pre-tax income of $1,096 million. In the four months ended April 30, 2010, the Predecessor recorded a tax benefit of $693 million, representing an effective tax rate of (8.9)% on pre-tax income of $7,811 million. In the first nine months of 2009 the Company recorded a tax benefit of $851 million, representing an effective tax rate of 29.6% on a pre-tax loss of $2,872 million. The provision for the 2010 Successor period differs from the U.S. statutory rate of 35% primarily due to income or loss, sourced from countries with other than 35% statutory rates and the reduction of valuation allowances against certain of our deferred tax assets related to non-U.S. operating loss carryforwards that were realized during the period. The tax provision for the Predecessor period differs from the U.S. statutory rate primarily because a significant portion of the pre-tax gain from the discharge of pre-petition liabilities will not result in future tax liabilities, which was somewhat offset by restructuring charges for which no tax benefit was provided. The tax benefit recorded for the first nine months of 2009 was lower than the statutory rate primarily due to restructuring costs for which no tax benefit was provided, non-deductible impairment charges related to equity investments and income or loss, sourced from countries with other than 35% statutory rates. The reduced tax benefit was partly offset by the reduction of valuation allowances recorded in prior periods against non-U.S. net operating loss carryforwards, changes in estimates for prior year items, and the recognition of uncertain tax positions.
The application of fresh-start accounting on May 1, 2010 resulted in the re-measurement of deferred income tax liabilities associated with the revaluation of the Company’s assets and liabilities pursuant to ASC 852 (see Note 4). As a result, deferred income taxes were recorded at amounts determined in accordance with ASC 740 of $1,362 million. Further, the Company recorded valuation allowances against certain of our deferred tax assets resulting from this re-measurement.
LyondellBasell N.V. is incorporated and is resident in The Netherlands. However, since the Company’s proportion of U.S. revenues, assets, operating income and associated tax provisions is significantly greater than any other single taxing jurisdiction within the worldwide group, the reconciliation of the differences between the provision for income taxes and the statutory rate is presented on the basis of the U.S. statutory federal income tax rate of 35% as opposed to the Dutch statutory rate of 25.5% to provide a more meaningful insight into those differences. This summary for the Predecessor period is shown below:

Predecessor
January 1
through
April 30,
Millions of dollars	2010
Theoretical income tax at U.S. statutory rate	$2,733
Increase (reduction) resulting from:
Discharge of debt and other reorganization related items	(3,339)
Non-deductible professional fees	46
State income taxes, net of federal benefit	54
Changes in valuation allowances	37
Uncertain tax positions	23
Notional royalties	(11)
Other income taxes, net of federal benefit	(34)
Non-U.S. income taxed at lower statutory rates	(173)
Other, net	(29)

Income tax benefit	$(693)

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
15.	Income Taxes – (Continued)
Under the Plan of Reorganization, a substantial portion of the Company’s pre-petition debt securities, revolving credit facility and other obligations was extinguished. Absent an exception, a debtor recognizes cancellation of indebtedness income (“CODI”) upon discharge of its outstanding indebtedness for an amount of consideration that is less than its adjusted issue price. The Internal Revenue Code of 1986, as amended (“IRC”), provides that a debtor in a bankruptcy case may exclude CODI from taxable income but must reduce certain of its tax attributes by the amount of any CODI realized as a result of the consummation of a plan of reorganization. The amount of CODI realized by a taxpayer is the adjusted issue price of any indebtedness discharged less the sum of (i) the amount of cash paid, (ii) the issue price of any new indebtedness issued and (iii) the fair market value of any other consideration, including equity, issued. As a result of the market value of equity upon emergence from chapter 11 bankruptcy proceedings, the estimated amount of U.S. CODI exceeded the estimated amount of the Company’s U.S. tax attributes by approximately $6,800 million. These estimates are subject to revision, as the actual reduction in tax attributes does not occur until the first day of the Company’s tax year subsequent to the date of emergence, or January 1, 2011.
As a result of attribute reduction, we do not expect to retain any U.S. net operating loss carryforwards, alternative minimum tax credits or capital loss carryforwards. In addition, we expect that most, if not all, of our tax bases in depreciable assets in the U.S. will be eliminated. Accordingly, we expect that the liability for U.S. income taxes in future periods will reflect these adjustments and the estimated U.S. cash tax liabilities for the years following 2010 will be significantly higher than in 2009 or 2010.
IRC Sections 382 and 383 provide an annual limitation with respect to the ability of a corporation to utilize its tax attributes, as well as certain built-in-losses, against future U.S. taxable income in the event of a change in ownership. The Debtors’ emergence from chapter 11 bankruptcy proceedings is considered a change in ownership for purposes of IRC Section 382. The limitation under the IRC is based on the value of the corporation as of the emergence date. We do not expect that the application of these limitations will have any material affect upon our U.S. federal income tax liabilities after 2010. Germany has similar provisions that preclude the use of certain tax attributes generated prior to a change of control. As of the Emergence Date, the Company had tax benefits associated with excess interest expense carryforwards in the amount of $16 million that will be eliminated as a result of the emergence. The reversal of tax benefits associated with the loss of these carryforwards is reflected in the Predecessor period.
As of December 31, 2009 the Company had U.S. tax loss carryforwards of $854 million and alternative minimum tax credit carryforwards of $214 million. These carryforwards are expected to be eliminated as of December 31, 2010 as a result of the CODI attribute reduction. However, these carryforwards are still available for utilization through the end of 2010, subject to limitation under IRC sections 382 and 383 (see above).

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
15.	Income Taxes – (Continued)
Deferred income taxes represent temporary differences in the recognition of certain items for financial reporting and income tax purposes. A summary of the estimated components of the net deferred income tax liabilities after the application of the fresh-start adjustments to fair value is shown below (in millions):

	Successor	Predecessor
	May 1,	December 31,
Millions of dollars	2010	2009
Deferred tax liabilities:
Accelerated tax depreciation	$1,469	$3,251
Investments in joint venture partnerships	363	482
Accrued interest	- -	341
Other intangible assets	26	142
Inventory	693	238
Deferred charges and revenues	241	307
Other	20	17

Total deferred tax liabilities	2,812	4,778

Deferred tax assets:
Net operating loss carryforwards	719	1,031
Employee benefit plans	426	543
Deferred interest carryforwards	847	638
AMT credits	- -	214
Goodwill	- -	44
State and foreign income taxes, net of federal tax benefit	85	107
Deferred charges and revenues	10	19
Environmental reserves	4	549
Other	190	167

Total deferred tax assets	2,281	3,312
Deferred tax asset valuation allowances	(831)	(666)

Net deferred tax assets	1,450	2,646

Net deferred tax liabilities	$1,362	$2,132

Balance sheet classifications:
Deferred tax assets - current	$1	$4
Deferred tax assets – long term	- -	115
Deferred income liability – current	443	170
Deferred income liability – long term	920	2,081

Net deferred tax liabilities	$1,362	$2,132

We continue to maintain a valuation allowance related to net deferred tax assets in several non-U.S. jurisdictions. The current and future provision for income taxes is significantly impacted by the initial recognition of and changes in valuation allowances until it is more likely than not that the deferred tax assets will be realized. Future provision for income taxes will include no tax benefit with respect to losses incurred and no tax expense with respect to income generated in these countries until the respective valuation allowance is eliminated.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
15.	Income Taxes – (Continued)
If, in the future, taxable income is generated on a sustained basis in jurisdictions where a full valuation allowance has been recorded, the conclusion regarding the need for full valuation allowances in these tax jurisdictions could change, resulting in the reversal of some or all of the valuation allowances. If operations generate taxable income prior to reaching profitability on a sustained basis, a portion of the valuation allowance related to the corresponding realized tax benefit for that period will be reversed, without changing the conclusion on the need for a full valuation allowance against the remaining net deferred tax assets. As a result, our current and future provision for income taxes is significantly impacted by the initial recognition of, and changes in, valuation allowances in certain countries and the Successor period effective tax rate of 25.7% may not be indicative of our future effective tax rate.
16.	Commitments and Contingencies
Commitments—We have various purchase commitments for materials, supplies and services incident to the ordinary conduct of business, generally for quantities required for our businesses and at prevailing market prices. These commitments are designed to assure sources of supply and are not expected to be in excess of normal requirements. At September 30, 2010, we had commitments of approximately $14 million related to rebuilding an expanded world-scale high-density polyethylene plant at our Münchsmünster, Germany site. Our other capital expenditure commitments at September 30, 2010 were in the normal course of business.
Environmental Remediation—Our accrued liability for future environmental remediation costs at current and former plant sites and other remediation sites totaled $95 million as of September 30, 2010. The liabilities for individual sites range from less than $1 million to $23 million. The remediation expenditures are expected to occur over a number of years, and not to be concentrated in any single year. In our opinion, it is reasonably possible that losses in excess of the liabilities recorded may have been incurred. However, we cannot estimate any amount or range of such possible additional losses. New information about sites, new technology or future developments such as involvement in investigations by regulatory agencies, could require us to reassess our potential exposure related to environmental matters.
The following table summarizes the activity in the Company’s accrued environmental liability included in “Accrued liabilities” and “Other liabilities”:

	Successor	Predecessor
	May 1	January 1	Nine months
	through	through	ended
	September 30,	April 30,	September 30,
Millions of dollars	2010	2010	2009
Balance at beginning of period	$93	$89	$256
Additional provisions	3	11	1
Amounts paid	(2)	(2)	(5)
Reclassification to Liabilities subject to compromise	- -	- -	(133)
Foreign exchange effects	1	(5)	3

Balance at end of period	$95	$93	$122

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
16.	Commitments and Contingencies – (Continued)
The Debtors resolved substantially all of their liability related to third-party sites (including sites where the Debtors were subject to a Comprehensive Environmental Response, Compensation and Liability Act or similar state order to fund or perform such cleanup, such as the river and the other portions of the Kalamazoo River Superfund Site that the Debtors do not own) through creation of the Environmental Custodial Trust and agreement on allowed claim values as set forth in the Debtors’ Third Amended Plan of Reorganization and Settlement Agreement Among the Debtors, the Environmental Custodial Trust Trustee, The United States, and certain environmental Agencies filed with the U.S. Bankruptcy Court on March 30, 2010 and approved by the court on April 23, 2010. Upon the Debtors’ emergence from bankruptcy, certain real properties owned by the Debtors, including the Schedule III Debtors (as defined in the Plan of Reorganization), were transferred to the Environmental Custodial Trust, which now owns and is responsible for these properties. Consistent with the Debtors’ settlement with the governmental agencies and its Plan of Reorganization, approximately $170 million of cash was also used to fund the Environmental Custodial Trust and to make certain direct payments to the Environmental Protection Agency and certain state environmental agencies.
Litigation and Other Matters—On April 12, 2005, BASF Corporation (“BASF”) filed a lawsuit in New Jersey against Lyondell Chemical asserting various claims relating to alleged breaches of a product sales contract and seeking damages in excess of $100 million. Lyondell Chemical denies it breached the contracts. Lyondell Chemical believed the maximum refund due to BASF was $22.5 million on such product sales and has paid such amount to BASF. On August 13, 2007, the jury returned a verdict in favor of BASF in the amount of approximately $170 million (which includes the above $22.5 million). On October 3, 2007, the judge determined that prejudgment interest on the verdict was $36 million. Lyondell Chemical is appealing this verdict and has posted a bond, which is collateralized by a $200 million letter of credit. On April 21, 2010, oral arguments related to the appeal were held. We do not expect the resolution of this matter to have a material adverse effect on our consolidated financial position, liquidity, or results of operations, although it is possible that any such resolution could have a material adverse effect on our results of operation for any period in which a resolution occurs.
Indemnification—We are parties to various indemnification arrangements, including arrangements entered into in connection with acquisitions, divestitures and the formation of joint ventures. Pursuant to these arrangements, we provide indemnification to and/or receive indemnification from other parties in connection with liabilities that may arise in connection with the transactions and in connection with activities prior to completion of the transactions. These indemnification arrangements typically include provisions pertaining to third party claims relating to environmental and tax matters and various types of litigation. As of September 30, 2010, we had not accrued any significant amounts for our indemnification obligations, and we are not aware of other circumstances that would likely lead to significant future indemnification obligations. We cannot determine with certainty the potential amount of future payments under the indemnification arrangements until events arise that would trigger a liability under the arrangements.
In addition, certain third parties entered into agreements with the Predecessor, LyondellBasell AF, to indemnify LyondellBasell AF for a significant portion of the potential obligations that could arise with respect to costs relating to contamination at the Berre site in France and the Ferrara and Brindisi sites in Italy. These indemnity obligations are currently in dispute. We recognized a pretax charge of $64 million as a change of estimate in the third quarter 2010 related to the dispute, which arose during that period.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
16.	Commitments and Contingencies – (Continued)
As part of our technology licensing contracts, we give indemnifications to our licensees for liabilities arising from possible patent infringement claims with respect to proprietary licensed technology. Such indemnifications have a stated maximum amount and generally cover a period of five to ten years.
Other—We have identified an agreement related to a project in Kazakhstan under which a payment was made that raises compliance concerns under the U.S. Foreign Corrupt Practices Act (the “FCPA”). We have engaged outside counsel to investigate these activities, under the oversight of the Audit Committee of the Supervisory Board, and to evaluate internal controls and compliance policies and procedures. We made a voluntary disclosure of these matters to the U.S. Department of Justice and are cooperating fully with that agency. The ultimate outcome of this matter cannot be predicted at this time or whether other matters raising compliance issues will be discovered, including under other statutes. In this respect, we may not have conducted business in compliance with the FCPA and may not have had policies and procedures in place adequate to ensure compliance. Therefore, we cannot reasonably estimate a range of liability for any potential penalty resulting from these matters. Violations of these laws could result in criminal and civil liabilities and other forms of relief that could be material to us.
Certain of our non-U.S. subsidiaries conduct business in countries subject to U.S. economic sanctions, including Iran. U.S. laws and regulations, and new European regulations, prohibit certain persons from engaging in business activities, in whole or in part, with sanctioned countries, organizations and individuals. The U.S. Congress recently passed legislation that could result in the imposition of sanctions on U.S. and non-U.S. persons and entities doing business with Iran. In connection with our continuing review of compliance risks in this area, certain activities have been identified that raise compliance issues under applicable sanctions laws and regulations. We have made voluntary disclosure of these matters to the U.S. Treasury Department and intend to cooperate fully with that agency. The ultimate outcome of this matter cannot be predicted at this time because our investigations are ongoing. Therefore, we cannot reasonably estimate a range of liability for any potential penalty resulting from these matters. In addition, our management has made the decision to cease all business with the government, entities and individuals in Iran and we are working with regulatory authorities to implement this decision. These business activities present a potential risk that could subject the Company to civil and criminal penalties as well as private legal proceedings that could be material to us. Likewise, violations of these laws could result in criminal and civil liabilities and other forms of relief that could be material to us. We cannot predict the ultimate outcome of this matter at this time because our investigations and withdrawal activities are ongoing.
We and our joint ventures are, from time to time, defendants in lawsuits and other commercial disputes, some of which are not covered by insurance. Many of these suits make no specific claim for relief. Although final determination of any liability and resulting financial impact with respect to any such matters cannot be ascertained with any degree of certainty, we do not believe that any ultimate uninsured liability resulting from these matters will, individually or in the aggregate, have a material adverse effect on the financial position, liquidity or results of operations of LyondellBasell N.V.
General—In our opinion, the matters discussed in this note are not expected to have a material adverse effect on the financial position or liquidity of LyondellBasell N.V. However, the adverse resolution in any reporting period of one or more of these matters could have a material impact on our results of operations for that period, which may be mitigated by contribution or indemnification obligations of others, or by any insurance coverage that may be available.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
17.	Stockholders’ Equity and Non-Controlling Interests
Common Stock—On April 30, 2010, approximately 563.9 million shares of LyondellBasell N.V. common stock, including 300 million shares of class A new ordinary shares were issued in exchange for allowed claims under the Plan of Reorganization. In addition, approximately 263.9 million shares of LyondellBasell N.V. class B ordinary shares were issued in connection with a rights offering for gross proceeds of $2.8 billion.
Conversion of Class B Ordinary Shares—At the earlier of (i) the request of the relevant holder of class B ordinary shares with respect to the number of class B ordinary shares specified by such holder (ii) acquisition by us of one or more class B ordinary shares or (iii) the first date upon which the closing price per share of the class B ordinary shares has exceeded 200% of $10.61 for at least forty-five trading days within a period of sixty consecutive trading days (provided that the closing price per share of the class B ordinary shares exceeded such threshold on both the first and last day of the sixty day period), each such class B ordinary share will be converted into one class A ordinary share.
Liquidation Preference—In the event of our dissolution, to the extent assets remain available for distribution to shareholders following the payment of our creditors, each holder of class B ordinary share is entitled to receive an amount equal to $10.61 per class B ordinary share before any distribution is made to the holders of class A ordinary shares.
Treasury shares—In connection with our formation, we issued one million one hundred twenty-five thousand (1,125,000), four eurocent (€0.04) each, class A ordinary shares for €45 thousand to Stichting TopCo, a foundation formed under the laws of The Netherlands (the “Foundation”). On April 30, 2010, we repurchased the shares from the Foundation for zero consideration. These shares are classified as Treasury Stock on our Consolidated Balance Sheet.
Non-Controlling Interests—Comprehensive loss of non-controlling interests consisted of the following components:

	Successor		Predecessor
	Three months	May 1	January 1	Three months	Nine months
	ended	through	through	ended	ended
	September 30,	September 30,	April 30,	September 30,	September 30,
Millions of dollars	2010	2010	2010	2009	2009
Comprehensive income (loss):
Net income (loss) attributable to non-controlling interests	$(2)	$7	$(53)	$4	$11
Fixed operating fees paid to Lyondell Chemical by the PO/SM II partnership	(5)	(9)	(7)	(5)	(15)

	$(7)	$(2)	$(60)	$(1)	$(4)

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
18.	Per Share Data
Basic earnings per share for the periods subsequent to April 30, 2010 are based upon the weighted average number of shares of common stock outstanding during the periods. Diluted earnings per share also include the effect of outstanding restricted stock. The outstanding stock options and warrants were anti-dilutive.
Earnings per share data and dividends declared per share of common stock were as follows:

	Successor
	Three months	May 1
	ended	through
	September 30,	September 30,
Millions of dollars	2010	2010
Net income	$467	$814
Less: net loss attributable to non-controlling interests	7	2

Net income attributable to LyondellBasell N.V.	$474	$816

Millions of shares
Basic weighted average class A and class B ordinary shares issued and outstanding	564	564
Effect of dilutive securities:
Restricted stock shares/units	1	2

Dilutive potential shares	565	566

Earnings per share:
Basic	$0.84	$1.45
Diluted	$0.84	$1.45

Anti-dilutive stock options and warrants in millions	20.2	20.2

Dividends declared per share of common stock	$ - -	$ - -
Pro-forma Earnings (Loss) per Share—LyondellBasell N.V. has provided pro forma earnings per share (loss) (“EPS”) on its Consolidated Income Statements for all predecessor periods presented, reflecting the issuance of common stock in connection with the Company’s emergence from bankruptcy on April 30, 2010. Pro forma EPS was calculated based on historical net income (loss) of the Predecessor and assuming the shares outstanding as of May 1, 2010 consisting of approximately 563.9 million shares of LyondellBasell N.V. common stock, including 300 million shares of class A common stock and approximately 263.9 million shares of class B common stock. Pro forma diluted EPS includes an additional 1,708,852 shares reflecting the effect of outstanding warrants and restricted stock on May 1, 2010. Pro forma diluted loss per share excludes the antidilutive effects of the outstanding warrants and restricted stock on May 1, 2010.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
19.	Segment and Related Information
LyondellBasell N.V. operates in five segments:
•
Olefins and Polyolefins–Americas, primarily manufacturing and marketing of olefins, including ethylene; its co-products, primarily propylene, butadiene, and aromatics, which include benzene and toluene; as well as ethanol; and polyolefins, including polyethylene, comprising HDPE, LDPE and linear low density polyethylene (“LLDPE”), and polypropylene; and Catalloy process resins;

•
Olefins and Polyolefins–Europe, Asia, International, primarily manufacturing and marketing of olefins, including ethylene and its co-products, primarily propylene and butadiene; polyolefins, including polyethylene, comprising HDPE, LDPE and polypropylene; polypropylene-based compounds, materials and alloys (“PP Compounds”), Catalloy process resins and polybutene-1 polymers;

•
Intermediates and Derivatives, primarily manufacturing and marketing of PO; PO co-products, including styrene and the TBA intermediates tertiary butyl alcohol (“TBA”), isobutylene and tertiary butyl hydroperoxide; PO derivatives, including propylene glycol, propylene glycol ethers and butanediol; ethylene derivatives, including ethylene glycol, ethylene oxide (“EO”), and other EO derivatives; acetyls, including vinyl acetate monomer, acetic acid and methanol and fragrance and flavor chemicals;

•
Refining and Oxyfuels, primarily manufacturing and marketing of refined petroleum products, including gasoline, ultra-low sulfur diesel, jet fuel, lubricants (“lube oils”), alkylate, and oxygenated fuels, or oxyfuels, such as methyl tertiary butyl ether (“MTBE”) and ethyl tertiary butyl ether (“ETBE”); and

•	Technology, primarily licensing of polyolefin process technologies and supply of polyolefin catalysts and advanced catalysts.
Summarized financial information concerning reportable segments is shown in the following table for the periods presented. Presentation of the prior year’s amounts have been reclassified to conform to our current operating segments:

Successor
		Olefins and
		Polyolefins
	Olefins and	– Europe,		Refining
	Polyolefins	Asia &	Intermediates &	and
Millions of dollars	– Americas	International	Derivatives	Oxyfuels	Technology	Other	Total
Three months ended September 30, 2010:
Sales and other operating revenues:
Customers	$2,223	$3,148	$1,367	$3,448	$131	$(15)	$10,302
Intersegment	1,024	99	86	419	26	(1,654)	- -

	3,247	3,247	1,453	3,867	157	(1,669)	10,302

Operating income (loss)	448	231	207	83	38	(19)	988
Income from equity investments	6	20	3	- -	- -	- -	29

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
19.	Segment and Related Information – (Continued)

		Olefins and
		Polyolefins
	Olefins and	– Europe,		Refining
	Polyolefins	Asia &	Intermediates	and
Millions of dollars	– Americas	International	& Derivatives	Oxyfuels	Technology	Other	Total
May 1 through September 30, 2010:
Sales and other operating revenues:
Customers	$3,723	$5,246	$2,307	$5,626	$183	$(11)	$17,074
Intersegment	1,528	141	86	644	49	(2,448)	- -

	5,251	5,387	2,393	6,270	232	(2,459)	17,074

Operating income (loss)	597	345	316	97	61	(6)	1,410
Income from equity investments	9	45	2	- -	- -	- -	56

Predecessor
		Olefins and
		Polyolefins
	Olefins and	– Europe,		Refining
	Polyolefins	Asia &	Intermediates	and
Millions of dollars	– Americas	International	& Derivatives	Oxyfuels	Technology	Other	Total
January 1 through April 30, 2010:
Sales and other operating revenues:
Customers	$3,220	$4,018	$1,820	$4,293	$104	$12	$13,467
Intersegment	963	87	- -	455	41	(1,546)	- -

	4,183	4,105	1,820	4,748	145	(1,534)	13,467

Segment operating income (loss)	320	115	157	(99)	39	(41)	491
Current cost adjustment							199

Operating income							690
Income (loss) from equity investments	5	80	(1)	- -	- -	- -	84

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
19.	Segment and Related Information – (Continued)

		Olefins and
		Polyolefins
	Olefins and	– Europe,		Refining
	Polyolefins	Asia &	Intermediates	and
Millions of dollars	– Americas	International	& Derivatives	Oxyfuels	Technology	Other	Total
Three months ended September 30, 2009:
Sales and other operating revenues:
Customers	$1,831	$2,524	$1,051	$3,105	$99	$2	$8,612
Intersegment	573	127	- -	401	36	(1,137)	- -

	2,404	2,651	1,051	3,506	135	(1,135)	8,612

Segment operating income (loss)	132	118	72	(33)	31	12	332
Current cost adjustment							87

Operating income							419
Income (loss) from equity investments	4	(169)	(3)	- -	- -	- -	(168)

		Olefins and
		Polyolefins
	Olefins and	– Europe,		Refining
	Polyolefins	Asia &	Intermediates	and
Millions of dollars	– Americas	International	& Derivatives	Oxyfuels	Technology	Other	Total
Nine months ended September 30, 2009:
Sales and other operating revenues:
Customers	$4,689	$6,310	$2,622	$8,068	$320	$2	$22,011
Intersegment	1,330	230	- -	870	81	(2,511)	- -

	6,019	6,540	2,622	8,938	401	(2,509)	22,011

Segment operating income (loss)	100	46	191	(157)	148	(25)	303
Current cost adjustment							64

Operating income							367
Income (loss) from equity investments	4	(155)	(15)	- -	- -	- -	(166)
Sales and other operating revenues and operating income (loss) in the “Other” column above include elimination of intersegment transactions.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
19.	Segment and Related Information – (Continued)
Long-lived assets, including goodwill, are summarized and reconciled to consolidated totals in the following table:

		Olefins and
		Polyolefins
	Olefins and	– Europe,
	Polyolefins	Asia &	Intermediates	Refining and
Millions of dollars	– Americas	International	& Derivatives	Oxyfuels	Technology	Other	Total
Successor
September 30, 2010:
Property, plant and equipment, net	$1,699	$2,449	$1,805	$859	$330	$74	$7,216
Investment in PO Joint Ventures	- -	- -	447	- -	- -	- -	447
Equity investments	156	1,314	112	- -	- -	- -	1,582
Goodwill	557	182	356	- -	10	- -	1,105

Predecessor
April 30, 2010:
Property, plant and equipment, net	$4,103	$2,901	$2,485	$4,776	$231	$58	$14,554
Investment in PO Joint Ventures	- -	- -	867	- -	- -	- -	867
Equity investments	107	966	100	- -	- -	- -	1,173
20.	Subsequent Events
We have evaluated subsequent events through the date the financial statements were issued.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis contains forward-looking statements including, without limitation, statements relating to our plans, strategies, objectives, expectations, and intentions that are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The words “forecast,” “intend,” “believe,” “expect,” “plan,” “schedule,” “target,” “should,” “goal,” “may,” “anticipate,” “estimate,” and similar expressions identify forward-looking statements. We do not undertake to update, revise or correct any of the forward-looking information. Readers are cautioned that such forward-looking statements should be read in conjunction with the disclosures under the heading: “CAUTIONARY STATEMENT FOR THE PURPOSES OF THE ‘SAFE HARBOR’ PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995” beginning on page 84.
General—LyondellBasell N.V. is a global manufacturer of chemicals and plastics, a refiner of crude oil, including heavy, high-sulfur crude oil, a significant producer of gasoline blending components and a licensor of technology processes. LyondellBasell N.V. has five reporting segments: Olefins and Polyolefins–Americas (“O&P–Americas”), Olefins and Polyolefins–Europe, Asia and International (“O&P—EAI”), Intermediates and Derivatives (“I&D”), Refining and Oxyfuels, and Technology.
This discussion should be read in conjunction with the information contained in the Consolidated Financial Statements of LyondellBasell Industries N.V., together with its consolidated subsidiaries (collectively, “LyondellBasell N.V.”, the “Successor Company” or the “Successor”), and the notes thereto contained elsewhere in this report as well as the Consolidated Financial Statements of LyondellBasell Industries AF S.C.A. (“LyondellBasell AF”, the “Predecessor Company” or the “Predecessor”) for the year ended December 31, 2009 included in Amendment 4 to the Form 10 filed with the Securities and Exchange Commission on September 28, 2010. When we use the terms “we,” “us,” “our” or similar words in this discussion, unless the context otherwise requires, we are referring to LyondellBasell N.V.
In addition to comparisons of current operating results with the same period in the prior year, we have included, as additional disclosure, certain “trailing quarter” comparisons of third quarter 2010 operating results to second quarter 2010 operating results. Our businesses are highly cyclical, in addition to experiencing some less significant seasonal effects. Trailing quarter comparisons may offer important insight into current business directions.
EMERGENCE FROM CHAPTER 11 PROCEEDINGS
Bankruptcy Filing—On January 6, 2009, certain of LyondellBasell AF’s U.S. subsidiaries and one of its European holding companies, Basell Germany Holdings GmbH (“Germany Holdings” and collectively, the “Initial Debtors”) filed voluntary petitions for relief under chapter 11 of title 11 of the United States Bankruptcy Code (the “U.S. Bankruptcy Code”) in the U.S. Bankruptcy Court. In addition, voluntary petitions for relief under chapter 11 of the U.S. Bankruptcy Code were filed by LyondellBasell Industries AF S.C.A., the Luxembourg holding company, and its General Partner, LyondellBasell AF GP S.à.r.l. on April 24, 2009 and by thirteen additional U.S. subsidiaries on May 8, 2009 (collectively with the Initial Debtors, the “Debtors”). All 94 of these cases (the “Bankruptcy Cases”) were jointly administered under the caption “In re Lyondell Chemical Company, et al,” and the Debtors operated their businesses and managed their properties as “debtors-in-possession” under the jurisdiction of the U.S. Bankruptcy Court and in accordance with the applicable provisions of the U.S. Bankruptcy Code and orders of the U.S. Bankruptcy Court.
On April 23, 2010, the U.S. Bankruptcy Court confirmed LyondellBasell AF’s Third Amended and Restated Plan of Reorganization and the Debtors emerged from chapter 11 protection on April 30, 2010 (the “Emergence Date”). As a result of the emergence from chapter 11 proceedings, certain prepetition liabilities against the Debtors were discharged to the extent set forth in the Plan of Reorganization and otherwise applicable law and the Debtors made distributions to their creditors in accordance with the terms of the Plan of Reorganization.
Plan of Reorganization—LyondellBasell N.V. became the successor parent holding company for the subsidiaries of LyondellBasell AF after completion of the Bankruptcy Cases. LyondellBasell N.V. is a company with limited liability (Naamloze Vennootschap) incorporated under Dutch law by deed of incorporation dated October 15, 2009. LyondellBasell AF, which was the predecessor parent holding company, is no longer part of the consolidated LyondellBasell group subsequent to the Emergence Date.
Under the Plan of Reorganization, the organizational structure of the Company in North America was simplified by the removal of 90 legal entities. The ultimate ownership of 49 of these entities (identified as Schedule III Debtors in the Plan of Reorganization) were transferred to a new owner, the Millennium Custodial Trust, a trust established for the benefit of certain creditors, and these entities are no longer part of LyondellBasell N.V. In addition, certain real properties owned by the Debtors, including the Schedule III Debtors, were transferred to the Environmental Custodial Trust, which now owns and is responsible for these properties. Any associated liabilities of the entities transferred to and owned by the Millennium Custodial Trust are the responsibility of those entities and claims regarding those entities will be resolved solely using their assets and the assets of the trust. In total, $250 million of cash was used to fund the two trusts, including approximately $80 million for the Millennium Custodial Trust and approximately $170 million for the Environmental Custodial Trust and to make certain direct payments to the Environmental Protection Agency and certain state environmental agencies.
Pursuant to the Plan of Reorganization, administrative and priority claims, as well as the new money debtor-in-possession (“DIP”) financing were repaid in full. The lenders of the DIP loans representing a dollar-for-dollar roll-up or conversion of previously outstanding senior secured loans (“DIP Roll-up Notes”) received Senior Secured 11% Notes in the same principal amount as the DIP Roll-up Notes. Holders of senior secured claims received a combination of LyondellBasell N.V. class A ordinary shares; rights to purchase class B ordinary shares of LyondellBasell N.V.; LyondellBasell N.V. stock warrants; and cash in exchange for their claims. Pursuant to the Amended Lender Litigation Settlement approved by the U.S. Bankruptcy Court on March 11, 2010, allowed general unsecured claims received a combination of cash and class A ordinary shares of LyondellBasell N.V.
See “Liquidity and Capital Resources” below for a discussion of the emergence financing.
Tax Impact of Reorganization—Under the Plan of Reorganization, the Company’s pre-petition debt securities, revolving credit facility and other obligations were extinguished. Absent an exception, a debtor recognizes cancellation of indebtedness income (“CODI”) upon discharge of its outstanding indebtedness for an amount of consideration that is less than its adjusted issue price. The Internal Revenue Code of 1986, as amended (“IRC”), provides that a debtor in a bankruptcy case may exclude CODI from income but must reduce certain of its tax attributes by the amount of any CODI realized as a result of the consummation of a plan of reorganization. The amount of CODI realized by a taxpayer is the adjusted issue price of any indebtedness discharged less the sum of (i) the amount of cash paid, (ii) the issue price of any new indebtedness issued and (iii) the fair market value of any other consideration, including equity, issued. As a result of the market value of our equity upon emergence from chapter 11 bankruptcy proceedings, the estimated amount of CODI exceeded the estimated amount of its tax attributes by approximately $6,800 million. These estimates are subject to revision, as the actual reduction in tax attributes does not occur until the first day of the subsequent tax year, or January 1, 2011.
As a result of tax attribute reduction, we do not expect to retain any U.S. net operating loss carryforwards, alternative minimum tax credits or capital loss carryforwards. In addition, we expect that most, if not all, of our tax basis in depreciable assets will be eliminated. Accordingly, it is expected that our liability for U.S. income taxes in future periods will reflect these adjustments and our estimated cash tax liabilities for the years following 2010 will be significantly higher than in 2009 or 2010.
IRC Sections 382 and 383 provide an annual limitation with respect to the ability of a corporation to utilize its tax attributes, as well as certain built-in-losses, against future U.S. taxable income in the event of a change in ownership. The Company’s emergence from bankruptcy is considered a change in ownership for purposes of IRC Section 382. The limitation under the IRC is based on the value of the corporation as of the emergence date. We do not expect that the application of these limitations will have a material affect upon our U.S. federal income tax liabilities after 2010. Germany has similar provisions that preclude the use of certain tax attributes generated prior to a change of control. As of the Emergence Date, the Company had tax benefits associated with excess interest expense carryforwards in the amount of $16 million that were eliminated as a result of the emergence. The reversal of tax benefits associated with the loss of these carryforwards is reflected in the Predecessor period.

Our current and future provisions for income taxes are significantly impacted by the initial recognition of, and changes in, valuation allowances in certain countries and are dependent upon future earnings and earnings sustainability in those jurisdictions. Consequently, our effective tax rate of 25.7% in the Successor period may not be indicative of future effective tax rates.
Financial Information—Following the completion of the Bankruptcy Cases, LyondellBasell AF’s equity interests in its indirect subsidiaries terminated and LyondellBasell N.V., the successor holding company, now owns and operates, directly and indirectly, substantially the same business owned and operated by LyondellBasell AF prior to emergence from bankruptcy. For accounting purposes, the operations of LyondellBasell AF, the Predecessor Company, are deemed to have ceased on April 30, 2010 and LyondellBasell N.V., the Successor Company, is deemed to have begun operations on that date. Effective May 1, 2010, we adopted fresh-start accounting. References in the following discussions to the “Company” for periods prior to April 30, 2010, the Emergence Date, are to the Predecessor Company and, for periods after the Emergence Date, to the Successor Company.
The accompanying consolidated financial statements present separately the period prior to April 30, 2010 and the period after the Debtors’ emergence from bankruptcy to recognize the application of fresh-start accounting. Management believes that combining the Successor and Predecessor periods for the second quarter and first nine months of 2010, which is a non-GAAP presentation, provides a more meaningful comparison of the 2010 and 2009 results of operations and cash flows when considered with the effects of fresh-start accounting described below. The effects of fresh-start accounting are specifically addressed throughout the discussion of our operating results. References in the following discussion to the second quarter and first nine months of 2010 are to the combined Successor and Predecessor periods unless otherwise described as Successor or Predecessor.
The primary impacts of our reorganization pursuant to the Plan of Reorganization and the adoption of fresh-start accounting on the Company’s results of operations are as follows:
Inventory—We adopted the last-in, first-out (“LIFO”) method of accounting for inventory upon implementation of fresh-start accounting. Prior to the emergence from bankruptcy, LyondellBasell AF used both the first-in, first-out (“FIFO”) and LIFO methods of accounting to determine inventory cost. The LIFO method was used for certain U.S. inventories to maintain consistency with LyondellBasell AF’s U.S. federal income tax treatment of those inventories. Operating results on these bases are discussed in “Results of Operations,” which is supplemented by a discussion of segment operating results under “—Segment Analysis.” For purposes of evaluating segment results, management reviewed operating results for LyondellBasell AF determined using current cost, which approximates results using the LIFO method of accounting for inventory. Subsequent to the Emergence Date, our operating results are reviewed using the LIFO method of accounting for inventory. While determining the impact of the adoption of LIFO on predecessor periods is not practicable, we believe that the current cost method used by the Predecessor for segment reporting is similar to LIFO and the current cost method would have resulted in a decrease of cost of sales of $64 million for the nine months ended September 30, 2009.
In addition, on April 30, 2010, pursuant to ASC Topic 852, Reorganizations, we recorded inventory, which is primarily crude-oil derived, at fair value. The increase in inventory of $1,297 million was primarily in the U.S. and was largely driven by the price of crude oil. The per barrel benchmark price of WTI crude oil at April 30, 2010 had increased to $86.15. By June 30, 2010, the per barrel benchmark price of WTI crude oil had declined to $75.63, contributing to a $333 million lower of cost or market adjustment primarily to our raw materials and finished goods inventory and associated increase in cost of sales for the period from May 1 through June 30, 2010. In the third quarter 2010, as a result of lower market prices for certain of our finished goods inventory we also recorded a non-cash charge of $32 million to adjust the value to the lower of cost or market.

Depreciation and amortization expense—Depreciation and amortization expense is lower in the Successor period as a result of our revaluation of assets for fresh-start accounting. For additional information on the revaluation of assets, see Note 4 to the Consolidated Financial Statements. Depreciation and amortization as reported for all periods presented is as follows:

	Successor	Predecessor	Successor	Predecessor
	Three	Three			Nine
	months	months	May 1	January 1	months
	ended	ended	through	through	ended
	September 30,	September 30,	September 30,	April 30,	September 30,
Millions of dollars	2010	2009	2010	2010	2009
Cost of sales:
Depreciation	$163	$339	$255	$464	$1,060
Amortization	47	97	80	75	257

Research and development expenses:
Depreciation	4	4	7	8	13

Selling, general and administrative expenses:
Depreciation	8	3	9	18	8

	$222	$443	$351	$565	$1,338

Interest expense—Lower interest expense in the Successor period was largely driven by the discharge of debt, upon which interest was accruing during the bankruptcy, through the Company’s reorganization on April 30, 2010 pursuant to the Plan of Reorganization, partially offset by interest expense on the new debt incurred as part of the emergence from bankruptcy.

	Successor	Predecessor	Successor	Predecessor
	Three	Three			Nine
	months	months	May 1	January 1	months
	ended	ended	through	through	ended
	September 30,	September 30,	September 30,	April 30,	September 30,
Millions of dollars	2010	2009	2010	2010	2009
Interest expense	$(182)	$(445)	$(314)	$(713)	$(1,379)

Our results of operations for the three months ended September 30, 2010 and 2009 discussed in these “Results of Operations” are presented in the table below.

	Successor	Predecessor
	Three months	Three months
	ended	ended
	September 30,	September 30,
Millions of dollars	2010	2009
Sales and other operating revenues	$10,302	$8,612
Cost of sales	9,075	7,956
Selling, general and administrative expenses	204	199
Research and development expenses	35	38

Operating income	988	419
Interest expense	(182)	(445)
Interest income	(4)	4
Other income (expense), net	(97)	135
Income (loss) from equity investments	29	(168)
Reorganization items	(13)	(928)
Provision for (benefit from) income taxes	254	(332)

Net income (loss)	$467	$(651)

Our results of operations for the nine months ended September 30, 2010 and 2009 discussed in these “Results of Operations” are presented in the table below. References to the nine months ended September 30, 2010 in the discussion are to the combined Successor and Predecessor periods unless otherwise indicated.

	Successor	Predecessor
	May 1	January 1	Nine months
	through	through	ended
	September 30,	April 30,	September 30,
Millions of dollars	2010	2010	2009
Sales and other operating revenues	$17,074	$13,467	$22,011
Cost of sales	15,273	12,414	20,906
Selling, general and administrative expenses	333	308	633
Research and development expenses	58	55	105

Operating income (loss)	1,410	690	367
Interest expense	(314)	(713)	(1,379)
Interest income	8	5	15
Other income (expense), net	(43)	(265)	291
Income (loss) from equity investments	56	84	(166)
Reorganization items	(21)	8,010	(2,000)
Provision for (benefit from) income taxes	282	(693)	(851)

Net income (loss)	$814	$8,504	$(2,021)

Segment operating results are reviewed in the “Segment Analysis” below for the Successor period using the LIFO method of accounting for inventory and for the Predecessor periods on a current cost basis.

OVERVIEW OF RESULTS OF OPERATIONS
Global market conditions in the third quarter and first nine months of 2010 continued to improve from the weak conditions experienced in 2009. Industry operating rates and average sales prices generally improved for the third quarter and first nine months of 2010, as compared to the same 2009 periods.
The pace of improvement the global economy experienced in the first and second quarters of 2010 slowed somewhat in the third quarter 2010. However, demand in the durable goods sector, including the automotive markets, continued to be higher over the comparable periods in 2009. As a result, demand and operating rates in the third quarter and first nine months of 2010 were higher, compared to the same periods in 2009, which were characterized by weaker demand and generally lower operating rates. In addition, certain of our business segments benefited from planned and unplanned competitor operating disruptions, particularly during the second quarter 2010.
Excluding the impacts of fresh-start accounting discussed above in “Emergence from Chapter 11 Proceedings,” operating results in the third quarter and first nine months of 2010 generally reflected higher product margins and higher sales volumes, compared to the third quarter and first nine months of 2009. Reliable operations and the effect of industry supply disruptions resulted in significantly higher margins and higher sales volumes in the O&P-Americas business segment. Higher operating results in the O&P—EAI and the I&D business segments were primarily a reflection of increased sales volumes and higher product margins due to improvement in the durable goods markets, especially the automotive market. The Refining and Oxyfuels business segment results were higher in the third quarter and first nine months of 2010 primarily due to higher refining margins, while lower licensing revenue in the Technology business translated into lower results for the first nine months of 2010.
References to industry benchmark prices or costs, including the weighted average cost of ethylene production, are generally to industry prices and costs reported by Chemical Marketing Associates, Incorporated (“CMAI”), except that references to industry benchmarks for refining and oxyfuels market margins are to industry prices reported by Platts, a reporting service of The McGraw-Hill Companies and crude oil and natural gas benchmark price references are to Bloomberg.
RESULTS OF OPERATIONS
Revenues—Revenues were $10,302 million in the third quarter 2010 compared to revenues of $8,612 million in the third quarter 2009 and $30,541 million in the first nine months of 2010 compared to $22,011 in the first nine months of 2009. The $1,690 million and $8,530 million increases in the third quarter and first nine months of 2010 compared to the third quarter and first nine months of 2009 were primarily due to higher demand and reflected the effect of higher average product sales prices and higher sales volumes in all but the Refining and Oxyfuels segment.
Cost of Sales—Cost of sales were $9,075 million in the third quarter 2010 compared to $7,956 million in the third quarter 2009 and $27,687 million in the first nine months of 2010 compared to $20,906 million in the first nine months of 2009.
The third quarter 2010 includes a $32 million non-cash charge to adjust the value of finished goods inventory to market value as September 30, 2010. The Successor period for the five-months ended September 30, 2010 also includes a non-cash charge of $333 million to adjust the value of inventory, primarily raw materials and finished goods, at June 30, 2010 to market value, which was lower than the April 30, 2010 value applied during fresh-start accounting as discussed above. Lower depreciation and amortization expense of $226 million and $443 million, respectively, in the third quarter and first nine months of 2010, compared to the third quarter and first nine months of 2009, was primarily the result of the $7,474 million write-down of Property, plant and equipment associated with the revaluation of our assets in fresh-start accounting.
The third quarter and first nine months of 2010 include a $64 million charge as a change in estimate related to a dispute that arose during the third quarter 2010 over environmental liability. The 2010 Predecessor period included a charge of $23 million for plant closure and other costs related to a polypropylene plant in Terni, Italy (see Note 7 to the Consolidated Financial Statements). Remaining increases in cost of sales for the third quarter and first nine months of 2010 were primarily due to increased sales volumes combined with higher raw material and utility costs. The higher raw material costs reflect the effects of higher crude oil in both 2010 periods and higher natural gas liquids-based raw material prices in the first nine months of 2010.
R&D Expense—Research and development expenses were $35 million in the third quarter 2010 compared to $38 million in the third quarter 2009 and $113 million in the first nine months of 2010 compared to $105 million in the first nine months of 2009. The 2009 periods include the effect of a $12 million government subsidy.
Operating Income—Operating income was $988 million in the third quarter 2010 compared to $419 million in the third quarter 2009 and $2,100 million in the first nine months of 2010 compared to $367 million in the first nine months of 2009. The increases of $569 million and $1,733 million in the third quarter and first nine months of 2010, respectively, reflect higher product margins and greater demand due to improved global market conditions in the third quarter and first nine months of 2010 compared to the same 2009 periods when demand, particularly in the early part of the year, was very weak. Results for the third quarter and first nine months of 2010 also benefited from lower depreciation and amortization expense recognized during the Successor periods as a result of the write-down of assets in fresh-start accounting. The increases in results in the third quarter and first nine months of 2010 were partially offset by the charges to adjust inventory in the Successor periods of $32 million and $333 million, respectively, described above in cost of sales and the $64 million charge associated with a change in estimate related to a dispute over environmental indemnity that arose during the third quarter 2010; and in the first nine months of 2010, by the negative effect of lost production and higher costs stemming from the unplanned outage related to the crude unit fire at the Houston refinery during the Successor period in the second quarter of 2010. In the first nine months of 2010, the Predecessor included a charge of $23 million for the Terni, Italy plant discussed in cost of sales. Operating results for each of the business segments are reviewed further in the “Segment Analysis” section below.
Interest Expense—Interest expense was $182 million in the third quarter 2010 compared to $445 million in the third quarter 2009 and $1,027 million compared to $1,379 million in the first nine months of 2010 and 2009, respectively. The lower interest expense reflected in the 2010 periods is primarily due to the discharge of debt in accordance with the Plan of Reorganization upon the Company’s emergence from bankruptcy, upon which interest was accruing during the bankruptcy, partially offset by interest expense on the debt incurred as part of the Company’s emergence from bankruptcy. This net decrease was partially offset by higher interest expense in the Predecessor period included in the first nine months of 2010, primarily related to the DIP financing and a charge of $153 million related to a terminated interest rate swap. Contractual interest expense for the Predecessor periods included in the first nine months of 2010 was $914 million compared to $695 million and $1,998 million for the third quarter and first nine months of 2009, respectively.
Other Income (Expense), net—Other expense, net of $97 million in the third quarter 2010 compared to other income of $135 million in the third quarter 2009. Other expense, net of $308 million in the first nine months of 2010 compared to other income of $291 million in the first nine months of 2009. Other expense, net, in the third quarter and first nine months of 2010 included foreign exchange losses of $20 million and $238 million, respectively, and the negative effect of the fair value adjustment of the warrants to purchase our class A ordinary shares of $76 million and $59 million, respectively. In the third quarter and first nine months of 2009, other income, net, included foreign exchange gains of $90 million and $179 million, respectively. Other income, net, in the first nine months of 2009 also included involuntary conversion gains of $120 million. The conversion gains represented partial settlement of outstanding insurance claims related to damages sustained in 2005 at the polymers plant in Münchsmünster, Germany.

Reorganization Items—We had reorganization items expense of $13 million in the third quarter 2010 and income from reorganization items of $7,989 million in the first nine months of 2010, and reorganization items expense of $928 million and $2,000 million, respectively, in the third quarter and first nine months of 2009. The third quarter 2010 expense is related to professional fees. Income from reorganization items in the first nine months of 2010 included gains totaling $13,617 million related to settlement of liabilities subject to compromise, deconsolidation of entities upon emergence, adjustments related to rejected contracts, and a reduction of environmental remediation liabilities. These gains were partially offset by a charge of $5,656 million related to the changes in net assets resulting from the application of fresh-start accounting and by several one-time emergence costs, including the success and other fees earned by certain professionals upon the Company’s emergence from bankruptcy, damages related to the rejection of executory contracts and plant closure costs. Reorganization items expense in the third quarter and first nine months of 2009 included charges for asset write-offs associated with a lease rejection; contract termination charges and costs related primarily to the shutdown of the Company’s olefins plant at Chocolate Bayou, Texas; and the long-term idling of the ethylene glycol facility in Beaumont, Texas. Also included were severance charges, professional fees, and a charge for the write off of deferred debt issuance costs related to the Senior Notes due 2015.
Income Tax—We recorded a tax provision of $282 million, representing an effective tax rate of 25.7% on pre-tax income of $1,096 million in the five-month Successor period. In the four months ended April 30, 2010, the Predecessor recorded a tax benefit of $693 million, representing an effective tax rate of (8.9)% on pre-tax income of $7,811 million. In the first nine months of 2009 the Company recorded a tax benefit of $851 million, representing an effective tax rate of 29.6% on a pre-tax loss of $2,872 million. The provision for the Successor period differs from the U.S. statutory rate of 35% primarily due to income, or loss, sourced from countries with other than 35% statutory rates and the reduction of valuation allowances against certain of our deferred tax assets related to non-U.S. operating loss carryforwards that were realized during the period. The tax provision for the Predecessor period included in the first four months of 2010 differs from the U.S. statutory rate primarily because a significant portion of the pre-tax gain from the discharge of pre-petition liabilities will not result in future tax liabilities, which was somewhat offset by restructuring charges for which no tax benefit was provided. The tax benefit recorded for the first nine months of 2009 was lower than the statutory rate primarily due to restructuring costs for which no tax benefit was provided, non-deductible impairment charges related to equity investments and income, or loss, sourced from countries with other than 35% statutory rates. The reduced tax benefit was partly offset by the reduction of valuation allowances recorded in prior periods against non-U.S. net operating loss carryforwards, changes in estimates for prior year items, and the recognition of uncertain tax positions.
Net Income (Loss)—Net income, which includes the impact of reorganization and adoption of fresh-start accounting discussed above in “Emergence from Chapter 11 Proceedings,” was $467 million in the third quarter 2010, while the Predecessor had a loss of $651 million in the third quarter 2009. The following table summarizes the major components contributing to net income (loss):

	Successor	Predecessor
	Three months	Three months
	ended	ended
	September 30,	September 30,
Millions of dollars	2010	2009
Operating income	$988	$419
Interest expense, net	(186)	(441)
Other income (expense), net	(97)	135
Income (loss) from equity investments	29	(168)
Reorganization items	(13)	(928)
Provision for (benefit from) income taxes	254	(332)

Net income (loss)	$467	$(651)

Combined net income, which includes the impact of reorganization and adoption of fresh-start accounting discussed above in “Emergence from Chapter 11 Proceedings,” was $9,318 million in the first nine months of 2010, while the Predecessor had a net loss of $2,021 million in the first nine months of 2009.

	Successor	Predecessor
	May 1	January 1	Nine months
	through	through	ended
	September 30,	April 30,	September 30,
Millions of dollars	2010	2010	2009
Operating income (loss)	$1,410	$690	$367
Interest expense, net	(306)	(708)	(1,364)
Other income (expense), net	(43)	(265)	291
Income (loss) from equity investments	56	84	(166)
Reorganization items	(21)	8,010	(2,000)
Provision for (benefit from) income taxes	282	(693)	(851)

Net income (loss)	$814	$8,504	$(2,021)

Segment Analysis
Our operations are primarily in five reportable segments: O&P–Americas; O&P–EAI; I&D; Refining and Oxyfuels; and Technology. These operations comprise substantially the same businesses owned and operated by LyondellBasell AF prior to the Company’s emergence from bankruptcy. However, for accounting purposes, the operations of LyondellBasell AF are deemed to have ceased on April 30, 2010 and LyondellBasell N.V. is deemed to have begun operations on that date. The results of operations for the Successor are not comparable to the Predecessor due to adjustments made under fresh-start accounting as described in “Emergence from Chapter 11 Proceedings.” The impact of these items is addressed in the discussion of each segment’s results below.

The following tables reflect selected financial information for our reportable segments. Operating income (loss) for segment reporting is on a LIFO basis for the Successor and on a current cost basis for the Predecessor.

	Successor	Predecessor	Successor	Predecessor
	Three	Three			Nine
	months	months	May 1	January 1	months
	ended	ended	through	through	ended
	September 30,	September 30,	September 30,	April 30,	September 30,
Millions of dollars	2010	2009	2010	2010	2009
Sales and other operating revenues:
O&P–Americas segment	$3,247	$2,404	$5,251	$4,183	$6,019
O&P–EAI segment	3,247	2,651	5,387	4,105	6,540
I&D segment	1,453	1,051	2,393	1,820	2,622
Refining and Oxyfuels segment	3,867	3,506	6,270	4,748	8,938
Technology segment	157	135	232	145	401
Other, including intersegment eliminations	(1,669)	(1,135)	(2,459)	(1,534)	(2,509)

Total	$10,302	$8,612	$17,074	$13,467	$22,011

Operating income (loss):
O&P–Americas segment	$448	$132	$597	$320	$100
O&P–EAI segment	231	118	345	115	46
I&D segment	207	72	316	157	191
Refining and Oxyfuels segment	83	(33)	97	(99)	(157)
Technology segment	38	31	61	39	148
Other, including intersegment eliminations	(19)	12	(6)	(41)	(25)
Current cost adjustment	- -	87	- -	199	64

Total	$988	$419	$1,410	$690	$367

Income (loss) from equity investments:
O&P–Americas segment	$6	$4	$9	$5	$4
O&P–EAI segment	20	(169)	45	80	(155)
I&D segment	3	(3)	2	(1)	(15)

Total	$29	$(168)	$56	$84	$(166)

Olefins and Polyolefins–Americas Segment
Overview—In our O&P–Americas segment, we manufacture and market olefins, including ethylene and its co-products, primarily propylene, butadiene and aromatics, which include benzene and toluene, as well as ethanol; and polyolefins, which include polyethylene, comprising high density polyethylene (“HDPE”), low density polyethylene (“LDPE”) and linear low density polyethylene (“LLDPE”), and polypropylene (“PP”) and Catalloy process resins. The manufacturing and marketing is generally in the Americas, which includes the U.S., Canada, Mexico and South America.
Market demand in the U.S. for ethylene was higher during the third quarter and first nine months of 2010 resulting in higher industry operating rates compared to rates experienced during the third quarter and first nine months of 2009. Ethylene margins were higher as benchmark sales prices increased significantly more than the benchmark weighted average cost of ethylene production. These margins were strengthened further by higher prices for co-products propylene and butadiene. Ethylene prices and margins peaked in March 2010 but remained at high levels compared to the first nine months of 2009. Demand for polyolefins in the third quarter and first nine months of

2010 was comparable to the third quarter and first nine months of 2009 as export declines were offset by improved domestic demand.
The O&P—Americas segment operating results in the third quarter and first nine months of 2010 primarily reflected strong demand and higher margins for ethylene due to improved economic conditions in 2010 and unplanned operating issues at competitor facilities in the first half of the year. Polypropylene results were higher in the third quarter and first nine months of 2010 compared to the same period in 2009. Polyethylene results were higher in the third quarter 2010 and lower in the first nine months of 2010 compared to the same 2009 periods. Operating results for the Successor period included in the third quarter and first nine months of 2010 reflected the impacts of the Company’s reorganization and fresh-start accounting, including a non-cash charge to adjust inventory to market value and the benefit of lower depreciation and amortization expense related to the write-down of segment assets (see “Results of Operations—Cost of Sales”). The net effect of these items contributed to the improved results of operations in the third quarter and first nine months of 2010 compared to the same 2009 periods.
Ethylene Raw Materials—Benchmark crude oil and natural gas prices generally have been indicators of the level and direction of movement of raw material and energy costs for ethylene and its co-products in the O&P–Americas segment. Ethylene and its co-products are produced from two major raw material groups:
•	crude oil-based liquids (“liquids” or “heavy liquids”), including naphtha, condensates, and gas oils, the prices of which are generally related to crude oil prices; and

•	natural gas liquids (“NGLs”), principally ethane and propane, the prices of which are generally affected by natural gas prices.
Although the prices of these raw materials are generally related to crude oil and natural gas prices, during specific periods the relationships among these materials and benchmarks may vary significantly.
In the U.S., LyondellBasell N.V. has the ability to shift its ratio of raw materials used in the production of ethylene and its co-products to take advantage of the relative costs of heavy liquids and NGLs. During the third quarter and first nine months of 2010, production economics for the industry continued to favor NGLs. During the third quarter 2010, approximately 70% of the Company’s U.S. ethylene production was from NGLs, predominantly ethane.
The following table shows the average U.S. benchmark prices for crude oil and natural gas for the applicable three- and nine-month periods, as well as benchmark U.S. sales prices for ethylene and propylene, which LyondellBasell N.V. produces and sells or consumes internally. The benchmark weighted average cost of ethylene production, which is reduced by co-product revenues, is based on CMAI’s estimated ratio of heavy liquid raw materials and NGLs used in U.S. ethylene production and is subject to revision:

	Average Benchmark Price and
	Percent Change Versus Prior Year Period Average
	For the three months			For the nine months
	ended			ended
	September 30,			September 30,
	2010	2009	Change	2010	2009	Change
Crude oil – dollars per barrel	76.09	68.24	12%	77.65	57.32	35%
Natural gas – dollars per million BTUs	4.35	3.32	31%	4.58	3.66	25%
Weighted average cost of ethylene production – cents per pound	25.36	23.79	7%	28.81	24.08	20%
United States – cents per pound:
Polyethylene (high density)	77.67	69.33	12%	81.67	64.67	26%
Ethylene	38.33	32.25	19%	45.42	31.75	43%
Polypropylene	82.67	72.67	14%	86.78	60.89	43%
Propylene – polymer grade	56.17	46.17	22%	60.33	34.33	76%

The following table sets forth the O&P–Americas segment’s sales and other operating revenues, operating income and selected product sales volumes:

	Successor	Predecessor	Successor	Predecessor
	Three	Three			Nine
	months	months	May 1	January 1	months
	ended	ended	through	through	ended
	September 30,	September 30,	September 30,	April 30,	September 30,
Millions of dollars	2010	2009	2010	2010	2009
Sales and other operating revenues	$3,247	$2,404	$5,251	$4,183	$6,019
Operating income	448	132	597	320	100
Income from equity investments	6	4	9	5	4

Production Volumes, in millions of pounds
Ethylene	2,184	2,037	3,433	2,768	6,119
Propylene	790	799	1,303	1,019	2,206

Sales Volumes, in millions of pounds
Polypropylene	672	606	1,121	836	1,803
Polyethylene	1,517	1,505	2,367	1,754	4,083
Revenues—Revenues for the third quarter 2010 increased by $843 million, or 35%, compared to revenues in the third quarter 2009. For the first nine months of 2010, revenues increased by $3,415 million, or 57%, compared to revenues in the first nine months of 2009. The increases in the third quarter and first nine months of 2010 compared to the same periods in 2009 were primarily due to the effect of significantly higher average sales prices for most products and for the first nine months of 2010, higher sales volumes for ethylene and polypropylene. The increases in average sales prices and sales volumes in the 2010 periods were driven by increased demand due to general economic recovery and a decrease in supply resulting from operating issues at competitor plants.
Operating Income—Operating income in the third quarter 2010 increased by $316 million compared to the third quarter 2009 and increased by $817 million in the first nine months of 2010 compared to the first nine months of 2009. Operating results for the third quarter and first nine months of 2010 were negatively impacted by non-cash charges of $26 million and $197 million, respectively, to adjust inventory to market values. Lower depreciation and amortization expense of $93 million and $141 million, respectively, in the third quarter and first nine months of 2010 compared to the third quarter and first nine months of 2009 was primarily the result of our write-down of Property, plant and equipment associated with the revaluation of our assets in fresh-start accounting.
The remaining increases in the third quarter and first nine months of 2010, compared to the third quarter and first nine months of 2009, were primarily due to higher product margins, particularly for ethylene. Ethylene margins in both 2010 periods improved significantly compared to 2009 as higher average sales prices more than offset higher raw material costs. Margins on polyethylene products also increased in the third quarter 2010 compared to third quarter 2009 as higher margin domestic sales displaced lower margin export sales. Lower polyethylene margins in the first nine months of 2010, reflected the negative impact of higher ethylene prices and increased utility costs, compared to the same period in 2009. Operating income for polypropylene, including Catalloy, also improved in the third quarter and first nine months of 2010 compared to the same periods in 2009 primarily due to higher product margins.

Third Quarter 2010 versus Second Quarter 2010
Operating income was $448 million in the third quarter 2010 compared to operating income of $324 million in the second quarter 2010. Operating results included non-cash charges of $26 million in the third quarter 2010 and $171 million in the second quarter 2010 to adjust inventory that had declined in value after the Emergence Date. The adjustments to inventory are primarily the result of fresh-start accounting adjustments to inventory following our emergence from bankruptcy. Excluding the non-cash lower of cost or market adjustments to inventory, the decrease in operating income of the segment’s underlying operations is primarily due to lower ethylene margins, partially offset by higher polyethylene margins and higher sales volumes. The lower ethylene product margins reflect a decrease in the average sales price that more than offset the decrease in raw material costs. The higher polyethylene margins are primarily due to higher domestic demand, which resulted in the displacement of lower margin export business with higher margin domestic sales. Ethylene and polyethylene sales volumes increased in the third quarter 2010 due in part to a scheduled maintenance turnaround at our Morris, Illinois facility that was completed during the second quarter 2010.
Olefins and Polyolefins–Europe, Asia and International Segment
Overview—In our O&P–EAI segment, we manufacture and market olefins, including ethylene and propylene, primarily for internal consumption, and butadiene; and polyolefins, which include polyethylene, comprising high density polyethylene (“HDPE”), low density polyethylene (“LDPE”) and polypropylene, as well as polypropylene-based compounds, materials and alloys (“PP Compounds”), Catalloy process resins and polybutene-1 (“PB-1”) polymers. The manufacturing and marketing is generally in Europe, Asia and other regions outside of the Americas with the exception of PP Compounds and PB-1, which are manufactured and marketed globally by the O&P–EAI segment.
Ethylene market demand in Europe was generally higher in the third quarter and first nine months of 2010 compared to the same periods in 2009 as planned and unplanned competitor outages resulted in tight supply and higher operating rates in the second and third quarters of 2010. Global polyolefin markets also improved in the first nine months of 2010 compared to the 2009 period. The improvement in polypropylene and LDPE reflected tight supply conditions amid planned and unplanned outages throughout the 2010 periods.
The O&P-EAI segment operating results for the third quarter and first nine months of 2010 reflected higher product margins for olefins and polyolefins. Higher sales volumes for PP Compounds and polypropylene in both 2010 periods, compared to the same periods in 2009, reflect higher demand, primarily from the automotive industry. Operating results for the Successor period included in the third quarter and first nine months of 2010 also reflected the impacts of fresh-start accounting, including the benefit of lower depreciation and amortization expense related to the write-down of segment assets and a non-cash charge to adjust inventory to market value (see “Results of Operations—Cost of Sales”).
Ethylene Raw Materials—In Europe, heavy liquids are the primary raw materials for LyondellBasell N.V.’s ethylene production.

The following table shows the average West Europe benchmark prices for Brent crude oil, a heavy liquid raw material, for the applicable periods, as well as benchmark West Europe prices for ethylene and propylene, which LyondellBasell N.V. produces and consumes internally or purchases from unrelated suppliers, and certain polyethylene and polypropylene products:

	Average Benchmark Price and Percent Change Versus
	Prior Year Period Average
	For the three months ended			For the nine months ended
	September 30,			September 30,
	2010	2009	Change	2010	2009	Change

Brent crude oil – dollars per barrel	77.80	72.53	7%	78.33	65.22	20%
Weighted average cost of ethylene production – €0.01 per pound	26.52	22.82	16%	27.49	22.72	21%

Western Europe – €0.01 per pound
Polyethylene (high density)	52.39	47.18	11%	52.54	41.53	27%
Ethylene	43.06	37.12	16%	42.78	31.78	35%
Polypropylene (homopolymer)	60.33	44.30	36%	57.33	38.15	50%
Propylene	43.06	31.95	35%	42.35	25.59	66%
Average Exchange Rate $US per €	1.2893	1.4310	(10)%	1.3164	1.3656	(4)%
The following table sets forth the O&P–EAI segment’s sales and other operating revenues, operating income, income from equity investments and selected product sales volumes.

	Successor	Predecessor	Successor	Predecessor
	Three	Three			Nine
	months	months	May 1	January 1	months
	ended	ended	through	through	ended
	September 30,	September 30,	September 30,	April 30,	September 30,
Millions of dollars	2010	2009	2010	2010	2009
Sales and other operating revenues	$3,247	$2,651	$5,387	$4,105	$6,540
Operating income	231	118	345	115	46
Income (loss) from equity investments	20	(169)	45	80	(155)

Production Volumes, in millions of pounds
Ethylene	994	924	1,589	1,108	2,635
Propylene	624	586	1,012	661	1,621

Sales Volumes, in millions of pounds
Polypropylene	1,889	1,505	3,072	2,170	4,845
Polyethylene	1,316	1,260	2,127	1,783	3,611
Revenues—Revenues for the third quarter 2010 increased by $596 million, or 22%, compared to revenues in the third quarter 2009, while revenues in the first nine months of 2010 increased by $2,952 million, or 45% compared to revenues in the first nine months of 2009. The increases in the third quarter and first nine months of 2010 compared to the same periods in 2009 were primarily due to the effect of higher average sales prices across most products, particularly ethylene, butadiene, polyethylene and polypropylene, as well as the effect of higher sales volumes.

Operating Income—The O&P–EAI segment had operating income of $231 million in the third quarter 2010 compared to $118 million in the third quarter 2009 and operating income of $460 million in the first nine months of 2010 compared to $46 million in the first nine months of 2009. Operating results for the third quarter and first nine months of 2010 were negatively impacted by a $43 million charge associated with a change in estimate related to a dispute that arose during the third quarter 2010 over environmental indemnity and by $5 million non-cash charges to adjust inventory at both June 30, and September 30, 2010 to market value, which were lower than the April 30, 2010 value applied during fresh-start accounting. Lower depreciation and amortization expense of $30 million in the first nine months of 2010 compared to the same period in 2009 was primarily the result of our write-down of Property, plant and equipment associated with the revaluation of our assets in fresh-start accounting. The remaining increases in the third quarter and first nine months of 2010 compared to the third quarter and first nine months of 2009 primarily reflect higher product margins across most products and higher sales volumes, particularly polypropylene and PP Compounds, partially offset by higher fixed costs. Fixed costs in the third quarter and first nine months of 2010 increased due to increased production and unfavorable currency effects.
Third Quarter 2010 versus Second Quarter 2010
The O&P–EAI segment had operating income of $231 million in the third quarter 2010 compared to operating income of $158 million in the second quarter 2010. Operating results for the third quarter 2010 included a $43 million charge associated with a change in estimate related to a dispute that arose during that period over environmental liability. Operating results for the second and third quarter 2010 each contained a $5 million non-cash charge to adjust inventory that had declined in value from the Emergence Date. The increase in the results of the segment’s underlying operations primarily reflects higher product margins combined with increased sales volumes of ethylene and polyethylene and lower fixed costs across products. Higher product margins for ethylene and butadiene were partially offset by a decrease in the price of polyethylene caused by increased global capacity in the third quarter 2010. Increased ethylene volumes are largely due to scheduled plant maintenance at the Berre olefins plant in the second quarter 2010 and production at the Münchsmünster, Germany plant, which commenced operations in the second quarter 2010.
Intermediates and Derivatives Segment
Overview—In our I&D segment, we manufacture and market propylene oxide (“PO”); PO co-products, including styrene monomer (“styrene” or “SM”) and the TBA intermediates, tertiary butyl alcohol (“TBA”); isobutylene and tertiary butyl hydroperoxide; PO derivatives, including propylene glycol (“PG”), propylene glycol ethers (“PGE”) and butanediol (“BDO”); ethylene derivatives, including ethylene glycol (“EG”), ethylene oxide (“EO”) and other EO derivatives; acetyls, including vinyl acetate monomer (“VAM”), acetic acid and methanol; and flavors and fragrances.
I&D operating results for the third quarter and first nine months of 2010 primarily reflected higher sales volumes in the first nine months, higher PO and PO derivative product margins, compared to the third quarter and first nine months of 2009. The higher sales volumes were primarily due to demand in the third quarter and first nine months of 2010 that remained high for PO and PO derivatives, and other intermediate chemical products. The propylene oxide business benefited from planned and unplanned competitor downtime in the first half of 2010 as the market for durable goods end-uses strengthened. Planned and unplanned outages at an ethylene oxide facility contributed to lower results for intermediate chemicals in the third quarter 2010 compared to third quarter 2009, and only partly offset higher intermediate chemicals sales volumes in the nine months ended 2010 compared to the same period in 2009. Operating results for the Successor periods included in the third quarter and first nine months of 2010 also reflected the impacts of fresh-start accounting, including a non-cash charge, in the second quarter 2010, to adjust inventory to market value that was offset by the benefit of lower depreciation and amortization expense related to the write-down of segment assets (see “Results of Operations—Cost of Sales”).
In 2009, LyondellBasell AF, restarted two PO facilities idled in late 2008 due to lower PO demand. A facility located in Europe that is part of our joint venture with Bayer (see Note 8 to the Consolidated Financial Statements) was restarted in May 2009. The second PO facility, located in the U.S. restarted in September 2009.

The following table sets forth the Intermediates & Derivatives segment’s sales and other operating revenues, operating income, loss from equity investments and selected product sales volumes:

	Successor	Predecessor	Successor	Predecessor
	Three	Three			Nine
	months	months	May 1	January 1	months
	ended	ended	through	through	ended
	September 30,	September 30,	September 30,	April 30,	September 30,
Millions of dollars	2010	2009	2010	2010	2009
Sales and other operating revenues	$1,453	$1,051	$2,393	$1,820	$2,622
Operating income	207	72	316	157	191
Income (loss) from equity investments	3	(3)	2	(1)	(15)

Sales Volumes, in millions of pounds
PO and derivatives	872	737	1,388	1,134	1,993
EO and derivatives	206	299	363	358	798
Styrene	827	666	1,338	858	1,574
Acetyls	405	495	705	518	1,249
TBA intermediates	454	386	783	613	950
Revenues—Revenues for the third quarter 2010 increased by $402 million, or 38%, compared to revenues in the third quarter 2009, while revenues for the first nine months of 2010 increased by $1,591 million, or 61%, compared to revenues in the first nine months of 2009. The increases in revenue in both 2010 periods were primarily due to higher demand and reflect the effect of higher product sales prices and higher sale volumes across most products. Higher sales volumes for BDO, TBA intermediates and styrene more than offset a decrease in EO and EG sales volumes due to turnaround activities in the third quarter 2010.
Operating Income—The I&D segment operating income in the third quarter 2010 increased by $135 million compared to the third quarter 2009 and by $282 million in the first nine months of 2010 compared to the first nine months of 2009. Operating results for the first nine months of 2010 were negatively impacted by a $25 million non-cash charge to adjust inventory at June 30, 2010 to market value, which was lower than the value at April 30, 2010 applied during fresh-start accounting. Lower depreciation and amortization expense of $39 million and $62 million, respectively, in the third quarter and first nine months of 2010, compared to the same periods in 2009 was primarily the result of our write-down of Property, plant and equipment associated with the revaluation of our assets in fresh-start accounting. The remaining increases in the third quarter and first nine months of 2010 reflected the favorable effect of significantly higher sales volumes for PO and PO derivatives, TBA intermediates products and styrene, lower fixed costs related to PO, and higher product margins for PO, TBA intermediates and solvents compared to the third quarter and first nine months of 2009. The increased volumes and margins across most products are partially offset by decreased sales volumes for EO and EG and decreased margins for styrene in the third quarter and first nine months of 2010 compared to the same periods in 2009.
Third Quarter 2010 versus Second Quarter 2010
Operating income for the I&D segment of $207 million in the third quarter 2010 compared to operating income of $143 million in the second quarter 2010. Operating results for the second quarter were negatively impacted by a $25 million inventory non-cash adjustment to market value and application of fresh-start accounting. The increase in the results of the segment’s underlying operations primarily reflects improved performance in PO sales volumes combined with margin expansion in BDO and solvents and partially offset by a decrease in EO and EG sales volumes compared to the second quarter 2010.

Refining and Oxyfuels Segment
Overview—In its Refining and Oxyfuels segment, LyondellBasell N.V. produces refined petroleum products, including gasoline, ultra low sulfur diesel, jet fuel, lubricants, alkylate, and oxygenated fuels, or oxyfuels, such as methyl tertiary butyl ether (“MTBE”) and ethyl tertiary butyl ether (“ETBE”).
LyondellBasell N.V.’s full-conversion Houston refinery processes heavy, high sulfur Venezuelan crude oil supplied under a contract with PDVSA Petróleo S.A. and purchased on the spot market, as well as other heavy crude oils. Under the crude oil contract, the refinery purchases up to 215,000 barrels per day of heavy, high sulfur crude oil, which constitutes approximately 80% of its rated crude oil refining capacity of 268,000 barrels per day. The Houston refinery generally purchases the balance of its crude requirements on the spot market.
In the third quarter and first nine months of 2010, benchmark heavy crude refining margins averaged higher compared to the same periods of 2009, primarily due to an increase in the differential between the cost of heavy and light crude oil.
Refining and Oxyfuels segment operating results in the third quarter and first nine months of 2010 compared to the third quarter and first nine months of 2009 primarily reflected higher benchmark refining margins and in the first nine months of 2010, lower crude processing volumes for the Houston refinery. Crude processing volumes for the Berre refinery were higher in the first nine months of 2010 compared to the same period in 2009. Houston refinery volumes were lower in the first nine months of 2010 due to a crude unit fire, sulfur recovery constraints and unplanned outages. Oxyfuels results in both 2010 periods were lower compared to a strong third quarter and first nine months of 2009, primarily due to lower margins. Operating results for the Successor period included in the third quarter and first nine months of 2010 also reflected the impacts of fresh-start accounting, including non-cash charges to adjust inventory to market value and the benefit of lower depreciation and amortization expense related to the write-down of segment assets (see “Results of Operations—Cost of Sales”).

The following table sets forth the Refining and Oxyfuels segment’s sales and other operating revenues, operating loss and sales volumes for certain gasoline blending components for the applicable three and six month periods:

	Successor	Predecessor	Successor	Predecessor
	Three	Three			Nine
	months	months	May 1	January 1	months
	ended	ended	through	through	ended
	September 30,	September 30,	September 30,	April 30,	September 30,
Millions of dollars	2010	2009	2010	2010	2009
Sales and other operating revenues	$3,867	$3,506	$6,270	$4,748	$8,938
Operating income (loss)	83	(33)	97	(99)	(157)

Sales Volumes, in millions
Gasoline blending components – MTBE/ETBE (gallons)	248	243	407	266	668

Crude processing rates (thousands of barrels per day):
Houston Refining	261	262	217	263	254

Berre Refinery	99	84	102	75	88

Market margins – $ per barrel
WTI – 2-1-1	7.60	6.25	8.96	7.50	7.76
WTI Maya	8.54	5.03	8.63	9.46	4.69

Total	16.14	11.28	17.59	16.96	12.45

Urals – 4-1-2-1	5.89	5.10	6.45	6.17	5.92

Market margins – cents per gallon
ETBE – NWE	45.19	70.05	54.01	58.46	72.47

Revenues—Revenues for the third quarter 2010 increased by $361 million, or 10%, compared to the third quarter 2009, while revenues increased by $2,080 million, or 23%, in the first nine months of 2010 compared to the first nine months of 2009. The increases in both periods were primarily due to higher average sales prices at the Houston and Berre refineries. Sales volumes were relatively flat across products quarter over quarter, however volumes were lower in the first nine months of 2010 compared to the same period in 2009, particularly for the Houston refinery and oxyfuel products. Crude processing rates for the Houston refinery in the third quarters of 2010 and 2009 were comparable, and were 7% lower in the first nine months of 2010, compared to the first nine months of 2009, primarily due to the crude unit fire in May 2010. The Berre refinery’s crude processing rates were 18% higher in the third quarter 2010 and 3% higher in the first nine months of 2010 compared to the same 2009 periods.
Operating Income (Loss)—Operating results for the third quarter 2010 increased $116 million compared to the third quarter 2009. For the first nine months of 2010, operating results increased by $155 million compared to the first nine months of 2009. Operating results for the third quarter and first nine months of 2010 were negatively impacted by non-cash charges of $1 million and $133 million, respectively, to adjust inventory to market value, which was lower than the April 30, 2010 value applied during fresh-start accounting. Lower depreciation and amortization expense of $84 million and $174 million, respectively, in the third quarter and first nine months of 2010, compared to the third quarter and first nine months of 2009, was primarily the result of the write-down of Property, plant and equipment associated with the revaluation of our assets in fresh-start accounting. Operating results in both 2010 periods were negatively affected by a $21 million charge associated with a change in estimate related to a dispute over environmental indemnity, and in the first nine months of 2010, by the crude unit fire in May 2010, resulting in lost production and $14 million of cash costs. Operating results in the first nine months of 2009 included benefits of $50 million from the settlement of hedging activity at the Houston refinery related to distillates. Apart from the effects of the crude unit fire and the 2009 settlement of distillate hedges, increases in the third quarter and first nine months of 2010 were primarily due to higher refinery product margins, partially offset by lower product margins and sales volumes for oxyfuels. The decreased oxyfuels margins in 2010 are due to the normalization of prices in 2010 compared to the exceptional prices achieved for the same periods in 2009.
Third Quarter 2010 versus Second Quarter 2010
The Refining and Oxyfuels segment had operating income of $83 million in the third quarter 2010 compared to operating income of $43 million in the second quarter 2010. Operating results included non-cash charges to adjust inventory that had declined in value after the Emergence Date of $1 million and $132 million for the third and second quarters, respectively. The third quarter 2010 included the $21 million charge associated with a change in estimate related to a dispute that arose during the period over environmental indemnity while the second quarter included $14 million of cash costs related to the Houston refinery crude unit fire. Underlying operating results decreased primarily due to lower crude refining and oxyfuels margins partially offset by higher sales volumes in the third quarter at the Houston refinery after the effect of the crude unit fire in the second quarter.
Technology Segment
Overview—The Technology segment primarily develops and licenses leading polyolefin process technologies and develops, manufactures and sells polyolefin catalysts. LyondellBasell N.V.’s Technology segment, which is largely based in Europe, sells licenses denominated in U.S. dollars and Euros. The mix of U.S. dollar and Euro contracts and the resulting effect of changes in currency exchange rates can have a significant effect on segment results.

The following table sets forth the Technology segment’s sales and other operating revenues and operating income for the applicable three month periods:

	Successor	Predecessor	Successor	Predecessor
	Three	Three			Nine
	months	months	May 1	January 1	months
	ended	ended	through	through	ended
	September 30,	September 30,	September 30,	April 30,	September 30,
Millions of dollars	2010	2009	2010	2010	2009
Sales and other operating revenues	$157	$135	$232	$145	$401
Operating income	38	31	61	39	148
Revenues—Revenues for the third quarter 2010 increased by $22 million, or 16%, compared to the third quarter 2009, while revenues for the first nine months of 2010 decreased by $24 million compared to revenues in the first nine months of 2009. The increase in the third quarter 2010 compared to the same 2009 period was primarily due to higher process license revenue, while the decrease in the first nine months of 2010 compared to the same 2009 period was primarily due to lower process license revenue, partially offset by higher catalyst sales volumes. Revenues in both 2010 periods reflected the unfavorable effect of changes in currency exchange rates as the U.S. dollar was stronger relative to the Euro compared to the same periods in 2009.
Operating Income—Operating income for the third quarter 2010 increased $7 million compared to the third quarter 2009 and decreased $48 million in the first nine months of 2010 compared to the first nine months of 2009. Lower depreciation and amortization expense of $13 million in the first nine months of 2010 was primarily the result of the write-down of Property, plant and equipment associated with our revaluation of assets in fresh-start accounting. The first nine months of 2009 benefited from government R&D subsidies of $12 million. Operating income in the third quarter 2010 increased primarily due to an increase in licensing and technology service revenue compared to the same period in 2009, partially offset by the currency exchange effects. The decrease in operating income for the first nine months of 2010 compared to the first nine months of 2009 was primarily due to the effects of lower licensing revenue and currency exchange effects.
Third Quarter 2010 versus Second Quarter 2010
The Technology segment had operating income of $38 million in the third quarter 2010 compared to $31 million in the second quarter 2010. The remaining increase is due to higher revenue from both licensing and technology services, partially offset by decreased catalyst volumes.

FINANCIAL CONDITION
Operating, investing and financing activities of continuing operations, which are discussed below, are presented in the following table for the periods presented:

	Successor	Predecessor
		January 1	Nine months
	May 1 through	through	ended
	September 30,	April 30,	September 30,
Millions of dollars	2010	2010	2009
Source (use) of cash:
Operating activities	$2,229	$(936)	$(699)
Investing activities	(266)	(213)	(406)
Financing activities	45	3,315	866
Operating Activities—Operating activities provided cash of $1,293 million in the first nine months of 2010 and used cash of $699 million in the first nine months of 2009. Cash provided in the combined first nine months of 2010 primarily reflected an increase in earnings offset by payments for reorganization items, claims under the Plan of Reorganization, and certain annual payments relating to sales rebates, employee bonuses, property taxes and insurance premiums. The use of cash in the first nine months of 2009 primarily reflected cash disbursements for vendor prepayments and a $603 million increase in cash used by the main components of working capital – accounts receivable and inventory, net of accounts payable, partially offset by a net benefit from earnings adjusted for items affecting earnings but not requiring outlays of cash. The first nine months of 2009 included vendor prepayments of $242 million due to prepayments required by certain third parties as a result of the Company’s chapter 11 filing.
In the first nine months of 2010, the main components of working capital used cash of $437 million compared to $100 million in the first nine months of 2009. The increase in these components of working capital during the first nine months of 2010 primarily reflected a $616 million increase in accounts receivable due to higher average sales prices and higher sales volumes, and a $237 million increase in inventory, partially offset by a $416 million increase in accounts payable due to the higher costs and volumes of feedstocks, and more favorable payment terms.
The increase in cash used by the main components of working capital in the first nine months of 2009 primarily reflected a $503 million required repayment to terminate an accounts receivable securitization program. Operationally, $100 million of cash was used by the main components of working capital, reflecting a $217 million increase in accounts receivable and a $122 million decrease in accounts payable, the effect of which was partially offset by a $239 million decrease in inventory.
Investing Activities—Investing activities used cash of $479 million in the first nine months of 2010 and $406 million in the first nine months of 2009. The cash used in the first nine months of 2010 included $492 million of capital expenditures, partially offset by $12 million in proceeds from a money market fund that had suspended rights to redemption in 2008. The cash used in the first nine months of 2009 was primarily related to capital expenditures, partially offset by proceeds from the sale of assets and insurance claims related to damages sustained in 2005 at the polymers plant in Münchsmünster, Germany.

The following table summarizes capital expenditures for the periods presented:

	Successor	Predecessor
	May 1	January 1	Nine months
	through	through	ended
	September 30,	April 30,	September 30,
Millions of dollars	2010	2010	2009

Capital expenditures by segment:
O&P–Americas	$90	$52	$88
O&P–EAI	63	102	275
I&D	44	8	10
Refining and Oxyfuels	56	49	94
Technology	10	12	26
Other	3	3	5

Total capital expenditures by segment	266	226	498

Less:

Contributions to PO Joint Ventures	- -	1	- -

Consolidated capital expenditures of continuing operations	$266	$225	$498

The above capital expenditures excludes costs of major periodic maintenance and repair activities, including turnarounds and catalyst recharges, of $71 million and $40 million, in the Predecessor periods of 2010 and 2009 presented in the table above, respectively.
Financing Activities—Financing activities provided cash of $3,360 million in the first nine months of 2010 and $866 million in the first nine months of 2009.
The Successor period reflects a net increase in borrowings of $61 million under the European Securitization facility and payments related to the French Factoring Facility totaling $9 million.
As part of our emergence from bankruptcy, we received gross proceeds of $2,800 million on April 30, 2010 in connection with the issuance of class B ordinary shares in a rights offering and paid $86 million of fees, including $70 million of fees to equity backstop providers. On April 30, 2010 we also received net proceeds of $3,242 million from the issuance of new debt by our subsidiary, Lyondell Chemical, including Senior Secured Notes in the amounts of $2,250 million and €375 million ($497 million) and from proceeds of the Senior Term Loan facility of $495 million. Proceeds from the rights offering and the Senior Notes, along with borrowings under the Senior Term Loan Facility and the amended and restated European Securitization, were used to repay outstanding amounts of $2,167 million under the DIP New Money Term Loan, $985 million under the DIP ABL Facility and to pay a $195 million exit fee required under the DIP financing. We also paid fees totaling $92 million in connection with our new U.S. ABL Facility and amended and restated European Securitization facility. Predecessor debt classified as Liabilities subject to compromise immediately prior to emergence from bankruptcy was discharged pursuant to the Plan of Reorganization (see Note 4 to Consolidated Financial Statements).
Apart from the payments reflected above, during the 2010 Predecessor period, we repaid a $5 million Argentinean loan; made a $12 million mandatory quarterly amortization payment of the Dutch Tranche A Dollar Term Loan, $3 million of which was related to the DIP Roll-Up Loans; and made payments of $8 million on the French Factoring Facility. In addition, we made payments totaling $13 million related to the extension of the DIP financing.

We also had a net increase in borrowings of $47 million under the European Securitization facility in the 2010 Predecessor period.
In the first six nine months of 2009, LyondellBasell AF borrowed $2,167 million under the Term Loan portion of the DIP financing, receiving net proceeds of $2,089 million and subsequently paid additional bank fees of $71 million. In addition, LyondellBasell AF had net borrowings outstanding under the DIP ABL facility of $160 million, and paid fees related to the facility of $93 million.
The chapter 11 filing in 2009 constituted a termination event under the then existing asset-based credit facilities in the U.S., and LyondellBasell AF used $880 million of the net proceeds under the DIP financing to repay $766 million and $114 million outstanding under an inventory-based credit facility and a North American accounts receivable securitization program, respectively, and, as noted under Operating Activities, used $503 million to repurchase outstanding accounts receivable sold under the Company’s previous receivables securitization facility. In addition, LyondellBasell AF repaid a $100 million demand note related to emergency postpetition funding, $45 million (70 million Australian dollars) outstanding under an Australian term loan and made net repayments of $339 million, related to the European receivables securitization program. During the first nine months of 2009, LyondellBasell AF also made mandatory quarterly amortization payments of the Dutch Tranche A Dollar Term Loan totaling $22 million, $5 million of which was related to the DIP Roll-Up Loans, and borrowed $17 million related to letters of credit presented for payment under the Senior Secured Revolving Credit Facility. LyondellBasell AF also received $18 million of proceeds from an Argentinean bank loan. In the first nine months of 2009, LyondellBasell AF had other cash used by financing activities of $25 million, which primarily reflected the effects of bank overdrafts.
Liquidity and Capital Resources—As of September 30, 2010, we had cash on hand of $4,832 million. In addition, we had total unused availability of $1,236 million at September 30, 2010, which included the following:
•
$1,236 million under our $1,750 million U.S. ABL facility, which matures in 2014. Availability under the U.S. ABL facility is subject to a borrowing base of $1,750 million at September 30, 2010, and is reduced to the extent of outstanding borrowings and outstanding letters of credit provided under the facility. At September 30, 2010, we had $514 million of outstanding letters of credit and no outstanding borrowings under the facility.

•
The receivables securitization facility, described below, was utilized to the extent permitted under the borrowing base in effect as of September 30, 2010. Borrowings of $465 million were outstanding under the facility at that date. However, in October 2010, the outstanding amounts under the facility were repaid, thereby increasing availability under the facility, subject to the borrowing base, to a maximum of €450 million.

We also currently have an accounts receivable factoring facility described below, which may be terminated with three months advance notice. In October 2010, we provided the lenders with notice of our intent to terminate the agreement.
We intend to use excess cash on hand, cash from operating activities and proceeds from asset divestitures to repay debt, which may include purchases of our outstanding bonds in the open market or otherwise. We also plan to finance our ongoing working capital, capital expenditures, debt service and other funding requirements through our future financial and operating performance, which could be affected by general economic, financial, competitive, legislative, regulatory, business and other factors, many of which are beyond our control. We believe that our excess cash, cash from operating activities and proceeds from our revolving credit facilities provide us with sufficient financial resources to meet our anticipated capital requirements and obligations as they come due.
The consummation of the Debtors’ Plan of Reorganization created a significantly de-levered capital structure. At September 30, 2010, we had total short-term and long-term debt, including current maturities, of $7,325 million. At September 30, 2010, our current maturities of $8 million included the $5 million scheduled amortization of the Senior Term Loan Facility and $3 million for various non-U.S. loans. Our short-term debt of $518 million at

September 30, 2010 included $465 million under our receivable securitization facility, which was repaid in October 2010 (see “Receivables securitization” below).
Guarantees—The Senior Secured Notes are jointly and severally, and fully and unconditionally guaranteed by LyondellBasell N.V. and, subject to certain exceptions, each of our existing and future wholly owned U.S. restricted subsidiaries (other than Lyondell Chemical, as issuer), other than any such subsidiary that is a subsidiary of a non-U.S. subsidiary (the “Subsidiary Guarantors” and, together with LyondellBasell N.V., the “Guarantors”).
The Senior Term Loan is guaranteed, jointly and severally, and fully and unconditionally, on a senior secured basis, initially by the Guarantors. Subject to permitted liens and other exceptions, Lyondell Chemical’s obligations and guarantees will be secured on a pari passu basis with the Senior Secured Notes by first priority security interests in the collateral securing the Senior Secured Notes and by a second priority security interest in the collateral securing the ABL Facility described below.
Obligations under our U.S. ABL Facility are guaranteed jointly and severally, and fully and unconditionally, on a senior secured basis, by the Guarantors (except, in the case of any Guarantor that is a borrower under the facility, to the extent of its own obligations in its capacity as a borrower). The borrowers’ obligations under the U.S. ABL Facility and the related guarantees are secured by (i) a first priority lien on all present and after-acquired inventory, accounts receivable, related contracts and other rights, deposit accounts into which proceeds of the foregoing are credited and books and records related thereto, together with all proceeds of the foregoing, in each case to the extent the rights, title and interest therein of any ABL borrowers and (ii) a second priority lien on the Senior Secured Notes and Senior Term Loan collateral.
The Senior Secured 11% Notes are secured by the same security package as the Senior Secured Notes, the Senior Term Loan Facility and the U.S. ABL Facility on a third-priority basis.
Covenants—The Senior Secured Notes contains covenants, subject to certain restrictions, that restrict, among other things,
•	debt and lien incurrences;

•	investments;

•	certain restricted payments;

•	sales of assets and mergers; and

•	affiliate transactions.
Several of the restrictive covenants would be suspended if we receive an investment grade rating from two rating agencies.
The Senior Term Loan Facility and the U.S.ABL facility contain covenants that are substantially similar to the Senior Secured Notes. The Senior Secured Notes and the Senior Term Loan Facility are not subject to the maintenance of specific financial covenants.
Mandatory prepayments of the loans under the U.S. ABL Facility will be made from net cash proceeds from certain sales of collateral securing the facility and insurance and condemnation awards involving the facility.
Receivables securitization—On May 4, 2010, we amended and restated an existing securitization agreement under which two of our non-U.S. subsidiaries may sell, subject to a borrowing base, up to €450 million in trade receivables. Transfers of accounts receivable under this three-year program do not qualify as sales; therefore, the transferred accounts receivable and the proceeds received through such transfers are included in trade receivables, net, and short-term debt in the consolidated balance sheets. At September 30, 2010, the amount outstanding under the facility was $465 million. In October 2010, the outstanding amounts under this facility were repaid.

Accounts Receivable Factoring Agreement—On October 8, 2009, a non-U.S. subsidiary of LyondellBasell AF entered into an accounts receivable factoring facility for up to €100 million. The factoring facility is for an indefinite period, non-recourse, unsecured and terminable by either party subject to notice. At September 30, 2010, $6 million (€4 million) was outstanding under the accounts receivable factoring agreement. In October 2010, we notified the lender that we would be terminating the factoring agreement. The termination of the facility is expected to be completed in early 2011.
ACCOUNTING AND REPORTING CHANGES
For a discussion of the potential impact of new accounting pronouncements on our consolidated financial statements, see Note 2 to the Consolidated Financial Statements.

CAUTIONARY STATEMENT FOR THE PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify our forward-looking statements by the words “anticipate,” “estimate,” “believe,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “will,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” and similar expressions.
We based the forward-looking statements on our current expectations, estimates and projections about ourselves and the industries in which we operate in general. We caution you these statements are not guarantees of future performance as they involve assumptions that, while made in good faith, may prove to be incorrect, and involve risks and uncertainties we cannot predict. In addition, we based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecast in the forward-looking statements. Any differences could result from a variety of factors, including the following:
•	if we are unable to comply with the terms of our credit facilities and other financing arrangements, those obligations could be accelerated, which we may not be able to repay;

•
we may be unable to incur additional indebtedness or obtain financing on terms that we deem acceptable, including for refinancing of our current obligations; higher interest rates and costs of financing would increase our expenses;

•	our ability to implement business strategies may be negatively affected or restricted by, among other things, governmental regulations or policies;

•
the cost of raw materials represent a substantial portion of our operating expenses, and energy costs generally follow price trends of crude oil and natural gas; price volatility can significantly affect our results of operations and we may be unable to pass raw material and energy cost increases on to our customers;

•	industry production capacities and operating rates may lead to periods of oversupply and low profitability;

•	uncertainties associated with worldwide economies create increased counterparty risks, which could reduce liquidity or cause financial losses resulting from counterparty exposure;

•	the negative outcome of any legal, tax and environmental proceedings may increase our costs;

•
we may be required to reduce production or idle certain facilities because of the cyclical and volatile nature of the supply-demand balance in the chemical and refining industries, which would negatively affect our operating results;

•
we may face operating interruptions due to events beyond our control at any of our facilities, which would negatively impact our operating results, and because the Houston refinery is our only North American refining operation, we would not have the ability to increase production elsewhere to mitigate the impact of any outage at that facility;

•	regulations may negatively impact our business by, among other things, restricting our operations, increasing costs of operations or requiring significant capital expenditures;

•	we face significant competition due to the commodity nature of many of our products and may not be able to protect our market position or otherwise pass on cost increases to our customers;

•	we rely on continuing technological innovation, and an inability to protect our technology, or others’ technological developments could negatively impact our competitive position; and

•
we are subject to the risks of doing business at a global level, including fluctuations in exchange rates, wars, terrorist activities, political and economic instability and disruptions and changes in governmental policies, which could cause increased expenses, decreased demand or prices for our products and/or disruptions in operations, all of which could reduce our operating results.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See Note 22 to the Consolidated Financial Statements for the year ended December 31, 2009 for discussion of LyondellBasell AF’s management of commodity price risk, foreign currency exposure and interest rate risk through its use of derivative instruments and hedging activities.
Commodity Price Risk
A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with changes in the business cycle. We try to protect against such instability through various business strategies. These include provisions in sales contracts allowing us to pass on higher raw material costs through timely price increases, formula price contracts to transfer or share commodity price risk, and increasing the depth and breadth of our product portfolio.
In addition, we selectively use commodity swap, option, and futures contracts with various terms to manage the volatility related to purchases of natural gas and raw materials, as well as product sales. Such contracts are generally limited to durations of one year or less. We use value at risk (“VAR”), stress testing and scenario analysis for risk measurement and control purposes. VAR estimates the maximum potential loss in fair market values, given a certain move in prices over a certain period of time, using specified confidence levels. Using sensitivity analysis and hypothetical unfavorable changes in market prices ranging from 8% to 12% from those in effect at September 30, 2010, the effect would have been to reduce LyondellBasell N.V.’s net income by approximately $2 million. The quantitative information about market risk is necessarily limited because it does not take into account the effects of the underlying operating transactions.
Foreign Exchange Risk
We manufacture and market our products in a number of countries throughout the world and, as a result, are exposed to changes in foreign currency exchange rates. Costs in some countries are incurred, in part, in currencies other than the applicable functional currency.
Interest Rate Risk
We are exposed to interest rate risk with respect to variable rate debt. Using sensitivity analysis and a hypothetical 1% increase in interest rates from those in effect at September 30, 2010, the increase in LyondellBasell N.V.’s annual interest expense on the variable-rate debt of $987 million would have reduced net income by approximately $10 million.
Item 4. CONTROLS AND PROCEDURES
As of September 30, 2010, with the participation of our management, our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) carried out an evaluation, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the Act), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of September 30, 2010.
There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
As a large, multi-national company, we, our subsidiaries and our joint ventures are named defendants in lawsuits or other contested legal proceedings, some of which are not covered by insurance, in the ordinary course of our business. Many of these suits or proceedings raise complex factual and legal issues and are subject to uncertainties. The plaintiffs in some actions make no specific claim for relief. Although final determination of legal liability and the resulting financial impact with respect to any such litigation cannot be ascertained with any degree of certainty, we do not believe that any ultimate uninsured liability resulting from our legal proceedings will individually, or in the aggregate, have a material adverse effect on our business or financial position. However, the adverse resolution in any reporting period of one or more of these suits could have a material impact on our results of operations for that period, which may be mitigated by contribution or indemnification obligations of co-defendants or others, or by any insurance coverage that may be available.
The following is a description of reportable legal proceedings required by the rules and regulations under U.S. federal securities laws.
Environmental Proceedings—From time to time we and our joint ventures receive notices or inquiries from federal, state or local governmental entities regarding alleged violations of environmental laws and regulations pertaining to, among other things, the disposal, emission and storage of chemical and petroleum substances, including hazardous wastes. Any such alleged violations may become the subject of enforcement actions, settlement negotiations or other legal proceedings and may (individually or in the aggregate) involve monetary sanctions of $100,000 or more (exclusive of interest and costs).
As part of the government settlement in the chapter 11 proceedings, the U.S., on behalf of EPA, was allowed a general unsecured claim of $499,000 against Millennium Specialty Chemicals Inc. and $480,000 against Houston Refining LP. These allowed claims settled the penalty amounts for alleged noncompliance based upon pre-petition activities. In the case of the Houston refinery, the allegations arise from a 2007 EPA Clean Air Act inspection. In the case of Millennium Specialty Chemicals, EPA conducted an inspection in 2008 at the Colonels Island, Georgia facility and questions were raised concerning handling of contaminated wastewater. Final resolution regarding these issues and any post-petition penalties is still subject to further negotiations with the government.
Bankruptcy Filing—On January 6, 2009, certain of LyondellBasell AF’s indirect U.S. subsidiaries, including Lyondell Chemical, and its German indirect subsidiary, Germany Holdings, voluntarily filed for protection under chapter 11 in the Bankruptcy Court. In April and May of 2009, LyondellBasell AF and certain other subsidiaries filed voluntary petitions for relief under chapter 11 in the Bankruptcy Court. The Debtors filed their Bankruptcy Cases in response to a sudden loss of liquidity in the last quarter of 2008.
The Debtors operated their businesses and managed their properties as debtors in possession during the Bankruptcy Cases. In general, this means that the Debtors operated in the ordinary course without Bankruptcy Court intervention. Bankruptcy Court approval was required, however, where the Debtors sought authorization to engage in certain transactions out of the ordinary course of business.
On April 23, 2010, the Bankruptcy Court approved the Plan of Reorganization. The Plan of Reorganization specifies the proposed treatment of each class of claims and interests upon confirmation of the Plan of Reorganization. The Plan of Reorganization discharged prepetition liabilities against the Debtors to the extent set forth in the Plan of Reorganization and otherwise under applicable law and, upon the consummation of the Plan of Reorganization, permitted the Debtors to make distributions to their creditors in accordance with the terms of the Plan of Reorganization.
We emerged from the Bankruptcy Cases on April 30, 2010.

Item 1A. RISK FACTORS
There have been no material changes from the risk factors disclosed in Item 1A of our Form 10 filed with the Securities and Exchange Commission on September 28, 2010.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Pursuant to the LyondellBasell Industries N.V. 2010 Long-Term Incentive Plan, we issued 196,476 stock options and 96,458 restricted stock units to a limited number of senior level employees of the Company during the third quarter of 2010. The stock options were granted at exercise prices ranging from $16.45 to $21.03 per share, vest in three equal increments on the second, third and fourth anniversaries of the dates of grant and expire ten years from the dates of grant. The restricted stock units entitle the recipients to receive an equal number of class A ordinary shares on the fifth anniversary of the dates of grant, subject to earlier forfeiture in the event of certain terminations of employment. These issuances were deemed exempt from registration requirements under Section 4(2) and Rule 701 of the Securities Act of 1933, as amended, related to the issuance of securities not involving a public offering and pursuant to certain compensatory benefit plans and contracts relating to compensation. The issuances of these equity awards were in exchange for future services; therefore, we did not receive any proceeds in connection with the deemed sales.

Item 6. EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certifications pursuant to 18 U.S.C. Section 1350.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LYONDELLBASELL INDUSTRIES N.V.
Date: November 9, 2010	/s/ Wendy M. Johnson
Wendy M. Johnson
Chief Accounting Officer and Controller (Chief Accounting and Duly Authorized Officer)