Form 10-K
period 2010-12-31
LyondellBasell Industries N.V.
filed 2011-03-18
CIK 1489393

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-34726
LyondellBasell Industries N.V.
(Exact name of registrant as specified in its charter)

The Netherlands	98-0646235
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Weena 737
3013 AM Rotterdam
The Netherlands
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: 31 30 275 5500
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered

Ordinary Shares, €0.04 Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes     ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes     ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☑ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes     ☑ No

The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price on that date of $16.15, was $5.4 billion. For purposes of this disclosure, the registrant has included Access Industries, LLC, Apollo Management Holdings, L.P. and Ares Management LLC and their affiliates as “affiliates.”

The registrant had 567,791,511 shares outstanding at March 15, 2011.

Documents incorporated by reference:

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 5, 2011 (Part III)

PART I
1 and 2.	Business and Properties	1
	Corporate Structure & Overview	1
	Segments	1
	Olefins and Polyolefins Segments Generally	2
	Olefins and Polyolefins Americas	3
	Olefins and Polyolefins Europe, Asia and International	8
	Intermediates and Derivatives	13
	Refining & Oxyfuels	19
	Technology	22
	General	26
	Research and Development
	Intellectual Property	26
	Environmental Regulation and Capital Expenditures	26
	Employee Relations	27
	Description of Properties	27
	Website Access to SEC Reports	31
1A.	Risk Factors	31
1B.	Unresolved Staff Comments	41
3.	Legal Proceedings	41
4.	Submission of Matters to a Vote of Security Holders

PART II
5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	43
6.	Selected Financial Data	46
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	47
7A.	Quantitative and Qualitative Disclosures About Market Risk	76
8.	Financial Statements and Supplementary Data	78
9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	170
9A.	Controls and Procedures	170
9B.	Other Information	171

PART III
10.	Directors, Executive Officers and Corporate Governance	171
11.	Executive Compensation	171
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	172
13.	Certain Relationships and Related Transactions, and Director Independence	172
14.	Principal Accounting Fees and Services	172
15.	Exhibits, Financial Statement Schedules	173
Signatures		174
EX-12.1
EX-21.1
EX-23.1
EX-31.1
EX-31.2
EX-32

PART I

Items 1 and 2.  BUSINESS AND PROPERTIES

CORPORATE STRUCTURE AND OVERVIEW

LyondellBasell Industries N.V. was incorporated under Dutch law by deed of incorporation dated October 15, 2009. The Company was formed to serve as the new parent holding company for certain subsidiaries of LyondellBasell AF S.C.A. From January 2009 through April 2010, LyondellBasell AF and 93 of its subsidiaries were debtors in jointly administered bankruptcy cases in U.S. Bankruptcy Court for the Southern District of New York. As of April 30, 2010, the date of emergence from bankruptcy proceedings, LyondellBasell AF’s equity interests in its indirect subsidiaries terminated and LyondellBasell Industries N.V. now owns and operates, directly and indirectly, substantially the same business as LyondellBasell AF owned and operated prior to emergence from the bankruptcy cases, including subsidiaries of LyondellBasell AF that were not involved in the bankruptcy cases.

Our Company is the successor to the combination in December 2007 of Lyondell Chemical Company (“Lyondell Chemical”) and Basell AF S.C.A. (“Basell”), which created one of the world’s largest private petrochemical companies with significant worldwide scale and leading product positions.

We are the world’s third largest independent chemical company based on revenues and an industry leader in many of our product lines. We participate in the full petrochemical value chain, from refining to specialized end uses of petrochemical products, and we believe that our vertically integrated facilities, broad product portfolio, manufacturing flexibility, superior technology base and operational excellence allow us to extract value across the full value chain.

SEGMENTS

As of December 31, 2009, we began reporting our results of operations based on five business segments through which our operations are managed. Our reportable segments include:

•	Olefins and Polyolefins — Americas (“O&P — Americas”). Our O&P — Americas segment produces and markets olefins, including ethylene and ethylene co-products, and polyolefins

•	Olefins and Polyolefins — Europe, Asia, International (“O&P — EAI”). Our O&P — EAI segment produces and markets olefins, including ethylene and ethylene co-products, and polyolefins.

•	Intermediates and Derivatives (“I&D”). Our I&D segment produces and markets propylene oxide (“PO”) and its co-products and derivatives, acetyls, ethylene oxide and its derivatives.

•	Refining & Oxyfuels. Our Refining & Oxyfuels segment refines heavy, high-sulfur crude oil in the U.S. Gulf Coast, refines light and medium weight crude oil in southern France and produces oxyfuels at several of our olefin and PO units.

•	Technology. Our Technology segment develops and licenses polyolefin process technologies and provides associated engineering and other services. Our Technology segment also develops, manufactures and sells polyolefin catalysts. We market our process technologies and our polyolefin catalysts to external customers and use them for our own manufacturing operations.

The following chart sets out our business segments’ key products:

O&P Americas
and
O&P EAI	I&D	Refining & Oxyfuels	Technology

Olefins
  — Ethylene
— Propylene
— Butadiene

Polyolefins
  — Polypropylene (PP)
— Polyethylene (PE)
  — High density
      polyethylene (HDPE)
  — Low density
      polyethylene (LDPE)
  — Linear low density
      polyethylene (LLDPE)
  — Propylene-based
compounds, materials
and alloys
(PP compounds)*
  — Catalloy process resins
  — Polybutene-1 (PB-1)*

Aromatics
  — Benzene
— Toluene

Ethylene derivatives
— Ethanol	Propylene oxide,
co-products and derivatives
  — Propylene oxide (PO)
— Styrene monomer (SM)
— Tertiary butyl alcohol (TBA)
— Isobutylene
— Tertiary butyl
hydro-peroxide (TBHP)
  — Propylene glycol (PG)
— Propylene glycol ethers (PGE)
— Butanediol (BDO)
Acetyls
  — Vinyl acetate monomer (VAM)
— Acetic acid
— Methanol
Ethylene derivatives
  — Ethylene oxide (EO)
— Ethylene glycol (EG)
— Ethylene Glycol Ethers
	Flavor and fragrance chemicals**	Gasoline Ultra low sulfur diesel Jet fuel Lube oils Gasoline blending components — Methyl tertiary butyl ether (MTBE) — Ethyl tertiary butyl ether (ETBE) Alkylate Vacuum Gas Oil (VGO) Light crude oil	PP process technologies — Spheripol — Spherizone — Metocene Polyethylene process technologies — Lupotech — Spherilene — Hostalen Polyolefin catalysts — Avant Selected chemical technologies

*	O&P — EAI only.

**	Through December 2010, when the flavor and fragrance business was sold.

Olefins and Polyolefins Segments Generally

We are a top worldwide producer of ethylene, propylene and PE, and the world’s largest producer of PP and PP compounds. We manage our olefin and polyolefin business in two reportable segments, O&P — Americas and O&P — EAI.

Ethylene is the most significant petrochemical in terms of worldwide production volume and is the key building block for PE and a large number of other chemicals, plastics and synthetics. The production of ethylene results in co-products such as propylene, butadiene and aromatics, which include benzene and toluene. Ethylene and its co-products are fundamental to many segments of the economy, including the production of consumer products, packaging, housing and automotive components and other durable and nondurable goods.

Polyolefins are thermoplastics and comprise approximately two-thirds of worldwide thermoplastics demand. Since their industrial commercialization, thermoplastics have found wide-ranging applications and continue to replace traditional materials such as metal, glass, paper and wood. Our products are used in consumer, automotive and industrial applications ranging from food and beverage packaging to housewares and construction materials. PE is the most widely used thermoplastic, measured on a production capacity basis. We produce HDPE, LDPE, LLDPE and metallocene linear low density polyethylene. PP is the single largest polyolefin product produced worldwide, and we produce homopolymer, impact copolymer, random copolymer and metallocene PP.

We specialize in several specialty product lines: PP compounds; Catalloy process resins; and PB-1, focusing on specialty polyolefins and compounds that offer a wide range of performance characteristics. Typical properties of such specialty polyolefins and compounds include impact-stiffness balance, scratch resistance, soft touch and heat scalability. End uses include automotive and industrial products and materials. PP compounds consist of specialty products produced from blends of polyolefins and additives and are sold mainly to the automotive and home appliances industries.

We are the only manufacturer of Catalloy process resins, which are our proprietary products. The Catalloy process resins business focuses on specialty polyolefins that offer a wide range of performance characteristics. Catalloy process resins compete with a number of other materials, such as other PP resins, flexible PVC, ethylene propylene rubber, acrylonitrile butadiene styrene (“ABS”), polycarbonate, metals and reinforced polyurethanes.

Sales of ethylene accounted for approximately 3% of our total revenues in 2010. Sales of PP accounted for approximately 18% of our total revenues in 2010. Sales of PE (HDPE, LDPE and LLDPE, collectively) accounted for 16% of our total revenues in 2010.

Olefins and Polyolefins — Americas Segment

Overview

Our O&P — Americas segment produces and markets olefins, polyolefins, aromatics, specialty products and ethylene co-products. We are the largest producer of light olefins (ethylene and propylene) and PP and the third largest producer of PE in North America. In addition, we produce significant quantities of specialty products. In 2010, our O&P — Americas segment generated operating revenues of $9.2 billion (excluding inter-segment revenue).

The following table outlines:

•	the primary products of our O&P — Americas segment;

•	annual processing capacity as of December 31, 2010, unless otherwise noted; and

•	the primary uses for those products.

Product	Annual Capacity	Primary Uses

Olefins:
Ethylene	9.6 billion pounds	Ethylene is used as a raw material to manufacture polyethylene, EO, ethanol, ethylene dichloride, styrene and VAM
Propylene	5.5 billion pounds(1)	Propylene is used to produce PP, acrylonitrile and PO
Butadiene	1.1 billion pounds	Butadiene is used to manufacture styrene-butadiene rubber and polybutadiene rubber, which are used in the manufacture of tires, hoses, gaskets and other rubber products. Butadiene is also used in the production of paints, adhesives, nylon clothing, carpets, paper coatings and engineered plastics
Aromatics:
Benzene	195 million gallons	Benzene is used to produce styrene, phenol and cyclohexane. These products are used in the production of nylon, plastics, synthetic rubber and polystyrene. Polystyrene is used in insulation, packaging and drink cups

Product	Annual Capacity	Primary Uses

Toluene	40 million gallons	Toluene is used as an octane enhancer in gasoline, as a chemical raw material for benzene and/or paraxylene production and as a core ingredient in toluene diisocyanate, a compound used in urethane production
Polyolefins:
PP	4.4 billion pounds(2)	PP is primarily used to manufacture fibers for carpets, rugs and upholstery; housewares; medical products; automotive interior trim, fascia, running boards, battery cases, and bumpers; toys and sporting goods; fishing tackle boxes; and bottle caps and closures
HDPE	3.3 billion pounds	HDPE is used to manufacture grocery, merchandise and trash bags; food containers for items from frozen desserts to margarine; plastic caps and closures; liners for boxes of cereal and crackers; plastic drink cups and toys; dairy crates; bread trays; pails for items from paint to fresh fruits and vegetables; safety equipment, such as hard hats; house wrap for insulation; bottles for household and industrial chemicals and motor oil; milk, water, and juice bottles; large (rotomolded) tanks for storing liquids such as agricultural and lawn care chemicals; and pipe
LDPE	1.3 billion pounds	LDPE is used to manufacture food packaging films; plastic bottles for packaging food and personal care items; dry cleaning bags; ice bags; pallet shrink wrap; heavy-duty bags for mulch and potting soil; boil-in-bags ; coatings on flexible packaging products; and coatings on paper board such as milk cartons. Ethylene vinyl acetate is a specialized form of LDPE used in foamed sheets, bag-in-box bags, vacuum cleaner hoses, medical tubing, clear sheet protectors and flexible binders

Product	Annual Capacity	Primary Uses

LLDPE	1.3 billion pounds	LLDPE is used to manufacture garbage and lawn-leaf bags; industrial can liners; housewares; lids for coffee cans and margarine tubs; dishpans, home plastic storage containers, and kitchen trash containers; large (rotomolded) toys like outdoor gym sets; drip irrigation tubing; insulating resins and compounds used to insulate copper and fiber optic wiring; shrink wrap for multi-packaging canned food, bag-in-box bags, produce bags, and pallet stretch wrap
Specialty Polyolefins:
Catalloy process resins	600 million pounds	Catalloy process resins are used primarily in modifying polymer properties in film applications and molded products; for specialty films, geomembranes, and roofing materials; in bitumen modification for roofing and asphalt applications; and to manufacture automotive bumpers
Ethylene Derivatives:
Ethanol	50 million gallons	Ethanol is used as a fuel and a fuel additive and in the production of solvents as well as household, medicinal and personal care products

(1)	Includes (i) refinery-grade material from the Houston Refinery and (ii) 1 billion pounds per year of capacity from the product flex unit at the Channelview facility, which can convert ethylene and other light petrochemicals into propylene.

(2)	Includes 100% of 1.31 billion pounds of capacity of our Indelpro joint venture (described below).

See “Description of Properties” for the locations where we produce the primary products of our O&P — Americas segment. Annual processing capacity as of December 31, 2010 was calculated by estimating the average number of days in a typical year that a production unit of a plant is expected to operate, after allowing for downtime for regular maintenance, and multiplying that number by an amount equal to the unit’s optimal daily output based on the design raw material mix. Because the processing capacity of a production unit is an estimated amount, actual production volumes may be more or less than the capacities set forth below. Capacities shown include 100% of the capacity of joint venture facilities.

Sales & Marketing / Customers

In 2010, no single external O&P — Americas segment customer accounted for 10% or more of our total revenues.

We currently produce ethylene at five sites in the U.S. Our ethylene production in the U.S. generally is consumed internally as a raw material in the production of polymers and other derivatives, or is shipped by pipeline to customers. In North America, we are a net seller of ethylene.

We currently produce propylene at six sites in the U.S., which includes production from the Houston Refinery’s fluid catalytic cracker coproduct stream. We use propylene as a raw material for production of PO, PP, and other derivatives. The propylene production within the U.S. that is not consumed internally is generally sold under multi-year contracts. In North America, we are a net seller of propylene.

We have butadiene and aromatics (benzene and toluene) production capabilities at two sites in the U.S. We generally sell our butadiene under multi-year contracts. We use the benzene as a raw material for production of styrene. In the U.S., we are a net purchaser of benzene. Our Refining & Oxyfuels business uses the toluene to blend into gasoline. Of the toluene production that is not consumed internally, a majority is sold on a spot basis.

We at times purchase ethylene, propylene, benzene and butadiene for resale, when necessary, to satisfy customer demand for these products above production levels. Volumes of ethylene, propylene, benzene and butadiene purchased for resale can vary significantly from period to period. However, purchased volumes have not historically had a significant impact on profits.

In the U.S., most of the ethylene and propylene production of our Channelview, Corpus Christi and La Porte facilities is shipped via a pipeline system, which has connections to numerous U.S. Gulf Coast consumers. This pipeline system, some of which is owned and some of which is leased, extends from Corpus Christi to Mont Belvieu to Port Arthur, Texas, as well as into the Lake Charles, Louisiana area. In addition, exchange agreements with other ethylene and co-products producers allow access to customers who are not directly connected to this pipeline system. Some ethylene is shipped by rail car from Clinton, Iowa to Morris, Illinois and also to customers. A pipeline owned and operated by an unrelated party is used to transport ethylene from Morris, Illinois to Tuscola, Illinois and is used as a raw material in the production of ethanol. Some propylene is shipped by ocean going vessel. Butadiene, benzene, toluene and other products are distributed by pipeline, rail car, truck, barge or ocean going vessel.

We produce PP at three sites in North America, one of which is owned by our Mexican joint venture, and one site in South America. We manufacture PE using a variety of technologies at six sites in the U.S. Our PP and PE production is typically sold to an extensive base of established customers under annual contracts or under customary terms and conditions without formal contracts. We also sell PP into our PP compounds business, which is managed worldwide by our O&P — EAI segment. We also have a facility in Ohio that produces performance polymer products, which include enhanced grades of PE. We believe that, over a business cycle, average selling prices and profit margins for specialty polymers tend to be higher than average selling prices and profit margins for higher-volume commodity PEs.

The majority of our polyolefin products sold in North America are sold through our sales organization. We have regional sales offices in various locations throughout the U.S. Polyolefins primarily are distributed in North America by rail car or truck.

Joint Venture Relationships

The following table describes our O&P — Americas segment’s significant manufacturing joint venture relationships.

			LyondellBasell		2010 Capacity
Name	Location	Other Parties	Ownership	Product	(In millions of pounds)

Indelpro	Mexico	Alfa S.A.B. de C.V.	49%	PP	1,310(1)

(1)	Represents the joint venture’s total capacity and not our proportional capacity.

Indelpro’s output is marketed by the joint venture. Indelpro’s annual capacity includes 770 million pounds produced from our Spherizone process technology. We receive equity distributions and revenues from technology licensing and catalyst sales from the joint venture. Further, we believe the geographic diversification provides benefits to our Company.

We also have a limited partnership with respect to our LaPorte, Texas olefin facility. The partnership produces ethylene and propylene. Our partner’s partnership interest entitles it to 500 million pounds of propylene annually. Our partnership interest entitles us to receive all remaining ethylene and propylene production, as well as other products produced.

Raw Materials

Raw material cost is the largest component of the total cost for the production of ethylene and its co-products. The primary raw materials used are heavy liquids and natural gas liquids (“NGLs”). Heavy liquids include crude oil-based naphtha and gas oil, as well as condensate, a very light crude oil resulting from natural gas production (collectively referred to as “heavy liquids”). NGLs include ethane, propane and butane. The use of heavy liquid raw materials results in the production of a significant amount of co-products such as propylene, butadiene, benzene and toluene, as well as gasoline blending components, while the use of NGLs results in the production of a smaller amount of co-products.

Historically, facilities using heavy liquids as feedstock have generated higher margins than those using ethane. However, in recent years ethane has had a cost advantage for use as feedstock based on higher crude oil prices relative to NGLs. As a result, a plant’s flexibility to consume a wide range of raw materials generally will provide an advantage over plants that are restricted in processing capabilities over a number of years. We have the capability to process significant quantities of either heavy liquids or NGLs. We estimate that in the U.S. we can process between 35% and 85% NGLs. Changes in the raw material feedstock will result in variances in production capacities among products. We believe our raw material flexibility in the U.S. is a key advantage in the production of ethylene and its co-products.

We source our heavy liquids requirements worldwide via a mix of contractual and spot arrangements. Spot market purchases are made in order to maintain raw material flexibility and to take advantage of raw material pricing opportunities. We purchase NGL requirements via long term and spot contractual arrangements from a variety of sources. A portion of the heavy liquids requirements for ethylene production are also obtained from our Refining & Oxyfuels segment. Heavy liquids generally are delivered by ship or barge, and NGLs are generally delivered via pipeline.

In North America, we also purchase large amounts of natural gas to be used for consumption (not as a raw material) in our business via market-based contractual arrangements with a variety of sources.

The principal raw materials used by our polyolefin business are ethylene and propylene. During 2010, our North American ethylene and propylene production exceeded the North American raw material requirements of the polyolefin business of our O&P — Americas segment. However, not all raw material requirements for ethylene and propylene in this region are sourced internally. Our Mexican joint venture, Indelpro, receives the majority of its chemical grade and refinery grade propylene needs from Pemex, the state owned oil company of Mexico, under a long-term contract. We purchase ethylene and propylene on a spot and contract basis to meet our internal and external demands as needed.

The raw materials for polyolefins and Catalloy process resins are, in general, commodity chemicals with numerous bulk suppliers and ready availability at competitive prices.

Industry Dynamics / Competition

With respect to olefins and polyolefins, competition is based on price, product quality, product delivery, reliability of supply, product performance and customer service. Industry consolidation in North America has led to fewer, although larger, competitors. Profitability is affected not only by supply and demand for olefins and polyolefins, but also by raw material costs and price competition among producers. Price competition may intensify due to, among other things, the addition of new capacity. In general, demand is a function of worldwide economic growth, which fluctuates. It is not possible to accurately predict the changes in raw material costs, market conditions, capacity utilization and other factors that will affect industry profitability in the future.

Based on published rated production capacities, we were the second largest producer of ethylene in North America as of December 31, 2010. North American ethylene rated capacity at December 31, 2010 was approximately 72 billion pounds per year, with approximately 84% of that North American capacity located along the Gulf Coast. At December 31, 2010, our ethylene rated capacity in the U.S. was approximately 9.6 billion pounds per year, or approximately 13% of total North American ethylene production capacity.

We compete in North America with other large marketers and producers for sales of ethylene and its co-products such as Dow, ExxonMobil, International Petroleum Investment Company (“IPIC”), Shell, INEOS, ChevronPhillips, TPC Group and others.

Based on published data regarding PP capacity, we believe that, including our proportionate share of the Indelpro joint venture, we are the largest producer of PP in North America as of December 31, 2010, with a proportionate share capacity of 3.3 billion pounds, or approximately 17% of the total North American capacity. Our largest competitors for sales of PP in North America are ExxonMobil, Total, Braskem, Formosa Plastics and INEOS.

With respect to PE, we believe that we are the third largest producer in North America as of December 31, 2010, with 5.8 billion pounds per year of capacity, or approximately 13% of North American capacity. Our largest competitors for sales of PE in North America are Dow, ExxonMobil, IPIC, Chevron Phillips, INEOS and Westlake.

Olefins and Polyolefins — Europe, Asia, International Segment

Overview

Our O&P — EAI segment produces and markets olefins (ethylene and ethylene co-products) and polyolefins. We are the largest producer of PP and PE in Europe and the largest worldwide producer of PP compounds. We also produce significant quantities of other specialty products such as Catalloy process resins and PB-1. Our O&P — EAI segment manages our worldwide PP compound business (including our facilities in North and South America), our worldwide PB-1 business, and our Catalloy process resins produced in Europe and Asia. We have eight joint ventures located principally in regions with access to low cost feedstocks or access to growing markets. In 2010, our O&P — EAI segment generated operating revenues of $12.5 billion (excluding inter-segment revenue).

We currently produce ethylene, propylene and co-products at three sites in Europe and one joint venture site in the Middle East. Butadiene is an important co-product of this production. We produce polyolefins (PP and PE) at 19 facilities in the EAI region, including 10 facilities located in Europe, four facilities located in East Asia, three facilities located in the Middle East and two facilities located in Australia. Our joint ventures own one of the facilities in Europe, four of the facilities in East Asia and three in the Middle East.

PP compounds consist of specialty products produced from blends of polyolefins and additives and are sold mainly to the automotive and white goods industries. We manufacture PP compounds at 15 facilities worldwide (a number of which are the same facilities as the polyolefin facilities described above), consisting of four facilities in Europe, five facilities in East Asia, three in North America, two in South America and one facility in Australia.

We produce Catalloy process resins at two sites in the EAI region, including one in The Netherlands and one in Italy. The process is proprietary technology that is not licensed to third parties, and as a result, we are the only manufacturer of Catalloy process resins.

We produce PB-1 at one facility in Europe. We believe that we are the largest worldwide producer of PB-1, a family of flexible, strong and durable butene-based polymers. A majority of the current PB-1 we produce is used in pipe applications and for under-floor heating and thermo sanitary systems. PB-1 is being developed to target new opportunities in applications such as “easy-open” packaging (seal-peel film), construction, fibers and fabrics, compounds, adhesives and coatings.

The following table outlines:

•	the primary products of our O&P — EAI segment;

•	annual processing capacity as of December 31, 2010, unless otherwise noted; and

•	the primary uses for those products.

Product	Annual Capacity	Primary Uses

Olefins
Ethylene	6.4 billion pounds(1)	Ethylene is used as a raw material to manufacture polyethylene, EO, ethanol, ethylene dichloride, styrene and VAM
Propylene	5.4 billion pounds(1)(2)	Propylene is used to produce PP, acrylonitrile and PO
Butadiene	550 million pounds(1)	Butadiene is used to manufacture styrene-butadiene rubber and polybutadiene rubber, which are used in the manufacture of tires, hoses, gaskets and other rubber products. Butadiene is also used in the production of paints, adhesives, nylon clothing, carpets, paper coatings and engineered plastics
Polyolefins:
PP	12.4 billion pounds(3)(4)	PP is primarily used to manufacture fibers for carpets, rugs and upholstery; housewares; medical products; automotive interior trim, fascia, running boards, battery cases, and bumpers; toys and sporting goods; fishing tackle boxes; and bottle caps and closures
HDPE	4.4 billion pounds(4)(5)	HDPE is used to manufacture grocery, merchandise and trash bags; food containers for items from frozen desserts to margarine; plastic caps and closures; liners for boxes of cereal and crackers; plastic drink cups and toys; dairy crates; bread trays; pails for items from paint to fresh fruits and vegetables; safety equipment, such as hard hats; house wrap for insulation; bottles for household and industrial chemicals and motor oil; milk, water, and juice bottles; large (rotomolded) tanks for storing liquids such as agricultural and lawn care chemicals; and pipe
LDPE	2.8 billion pounds(4)(6)	LDPE is used to manufacture food packaging films; plastic bottles for packaging food and personal care items; dry cleaning bags; ice bags; pallet shrink wrap; heavy-duty bags for mulch and potting soil; boil-in-bag bags; coatings on flexible packaging products; and coatings on paper board such as milk cartons. Ethylene vinyl acetate is a specialized form of LDPE used in foamed sheets, bag-in-box bags, vacuum cleaner hoses, medical tubing, clear sheet protectors and flexible binders

Product	Annual Capacity	Primary Uses

Specialty Polyolefins:
PP compounds	2.4 billion pounds(7)	PP compounds are used to manufacture automotive interior and exterior trims, dashboards, bumpers and under-hood applications; base material for products and parts used in appliances; anti-corrosion coatings for steel piping, wire and cable
Catalloy process resins	600 million pounds	Catalloy process resins are used primarily in modifying polymer properties in film applications and molded products; for specialty films, geomembranes, and roofing materials; in bitumen modification for roofing and asphalt applications; and to manufacture automotive bumpers
PB-1 resins	110 million pounds	PB-1 resins are used in flexible pipes, resins for seal-peel film, film modification, hot melt and polyolefin modification applications, consumer packaging and adhesives

(1)	Includes 100% of olefin capacity of SEPC (described below) of which we own 25%, which includes 2.2 billion pounds of ethylene and 630 million pounds of propylene.

(2)	Includes (i) refinery-grade material from our French refinery; (ii) 100% of the 1.015 billion pounds of capacity of the propane dehydrogenation (“PDH”) plant owned by SPC (described below) of which we own 25%; and (iii) 1.015 billion pounds of capacity from the Al-Waha joint venture (described below), of which we currently own 21%. Excludes 660 million pounds of capacity of HMC (described below) that came on line in late 2010.

(3)	Includes: (i) 100% of the 1.59 billion pounds of capacity at SPC; (ii) 100% of the 800 million pounds of capacity of SunAllomer (described below) of which we own 50%; (iii) 100% of the 880 million pounds of capacity of BOP (described below) of which we own 50%; (iv) 100% of the 990 million pounds of capacity of HMC (described below) of which we own 29%, but does not include 600 million pounds of expansion capacity that came on line in late 2010; (v) 100% of the 1.545 billion pounds of capacity of PolyMirae (described below) of which we own 42%; and (vi) 100% of the 990 million pounds of capacity at Al Waha. Excludes all capacity at our Terni, Italy location, where production ceased in July 2010.

(4)	Includes 100% of 880 million pounds of LDPE capacity and 880 million pounds of HDPE capacity from SEPC.

(5)	Includes 100% of the 705 million pounds of capacity of BOP. Also includes 705 million pounds of capacity at a site in Münchsmünster, Germany that was rebuilt following a fire in 2005 and started up in August 2010

(6)	Includes 100% of the 240 million pounds of capacity of BOP.

(7)	Includes 100% of the 165 million pounds of capacity of PolyPacific Pty (described below) of which we own 50% and 110 million pounds of capacity of SunAllomer.

See “Description of Properties” for the locations where we produce the primary products of our O&P — EAI segment. Annual processing capacity as of December 31, 2010 was calculated by estimating the average number of days in a typical year that a production unit of a plant is expected to operate, after allowing for downtime for regular maintenance, and multiplying that number by an amount equal to the unit’s optimal daily output based on the design raw material mix. Because the processing capacity of a production unit is an estimated amount, actual production volumes may be more or less than the capacities set forth below. Capacities shown include 100% of the capacity of joint venture facilities.

Sales & Marketing / Customers

In 2010, no single external O&P — EAI segment customer accounted for 10% or more of our total revenues.

We currently produce ethylene at one site in France, two sites in Germany, and one joint venture site in the Middle East. Our ethylene production is generally consumed internally as a raw material in the production of polymers. In Western Europe, we are essentially balanced in our ethylene supply and demand.

We currently produce propylene at two sites in France, two sites in Germany and the three joint venture sites in the Middle East. We use propylene as a raw material for production of PO and PP. In Europe, we are a net purchaser of propylene.

We currently produce butadiene at one site in France and one site in Germany. We generally sell our butadiene under multi-year contracts.

We at times purchase ethylene, propylene, benzene and butadiene for resale, when necessary, to satisfy customer demand for these products above production levels. Volumes of ethylene, propylene, benzene and butadiene purchased for resale can vary significantly from period to period. However, purchased volumes have not historically had a significant impact on profits.

European ethylene and propylene production is generally either fully integrated with, or is transported via pipeline to, our PE and PP facilities in Europe.

We produce PP at nine sites in Europe, four sites in East Asia, two sites in Australia and two sites in the Middle East. All of the sites in East Asia and the Middle East and one of the sites in Europe (Poland) are owned by joint ventures.

We manufacture PE at five sites in Europe, including one joint venture facility in Poland, and one joint venture site in the Middle East.

With respect to PP and PE, our production is typically sold to an extensive base of established customers under annual contracts or under customary terms and conditions without formal contracts. We believe that, over a business cycle, average selling prices and profit margins for specialty polymers tend to be higher than average selling prices and profit margins for higher-volume commodity PPs.

For the O&P — EAI segment, we typically have marketing arrangements with our joint venture partners to sell and market PP and PE outside the country where such a joint venture facility is located.

Polyolefins primarily are distributed in Europe by rail car or truck.

We and our joint ventures manufacture PP compounds at five sites in East Asia (two of which are owned by joint ventures), four sites in Europe, three sites in North America, two sites in South America and one joint venture site in Australia. We manufacture Catalloy process resins at one facility in Italy and one facility in The Netherlands. We also manufacture PB-1 at the facility in The Netherlands.

Our regional sales offices are located in various locations, including The Netherlands; Hong Kong, China; India; and United Arab Emirates. We also operate through a worldwide network of local sales and representative offices in Europe, Asia and Africa. Our joint ventures typically manage their domestic sales and marketing efforts independently, and we typically operate as their agent/distributor for exports.

Joint Venture Relationships

The following table describes our O&P — EAI segment’s significant manufacturing joint venture relationships.

			LyondellBasell			2010
Name	Location	Other Parties	Ownership		Product	Capacity(1)
						(In millions
						of pounds)

SPC	Al-Jubail Industrial	Tasnee	25%		PP	1,590
	City, Saudi Arabia				Propylene	1,015
SEPC	Al-Jubail Industrial	Tasnee, Sahara	25%		Ethylene	2,200
	City, Saudi Arabia	Petrochemical			Propylene	630
		Company			HDPE	880
					LDPE	880
Al-Waha	Al-Jubail Industrial	Sahara Petrochemical	21	%(2)	PP	990
	City, Saudi Arabia	Company and others			Propylene	1,015
HMC	Thailand	PTT and others	29%		PP	990
Basell Orlen Polyolefins	Poland	Orlen	50%		PP	880
					HDPE	705
					LDPE	240
PolyPacific	Australia, Malaysia	Mirlex Pty.	50%		PP Compounding	165
SunAllomer	Japan	Showa Denko,	50%		PP	940
		Nippon Oil			PP Compounding	110
Polymirae	South Korea	Dailem, SunAllomer	42	%(3)	PP	1,540

(1)	Represents the joint venture’s total capacity and not our proportional capacity.

(2)	Reflects our current ownership percentage. Assuming the joint venture pays dividends over time, we anticipate our ownership will increase to a maximum of 25%.

(3)	Reflects our 35% direct ownership and 7% indirect ownership through SunAllomer.

These joint ventures provide us with additional income streams from cash dividends, licensing revenues, catalyst sales and marketing fees from selling joint venture products, as well as geographical diversification and access to local market skills and expertise. We generally license our polyolefin process technologies and supply catalysts to our joint ventures. Some of our joint ventures source cost advantaged raw materials from their local shareholders.

We market approximately 70% of the PP produced annually by SPC and are currently the exclusive marketer for the PP produced by Al-Waha that is sold outside of Saudi Arabia. We also market all of BOP’s PP, HPDE and LDPE sales outside of Poland. Our PolyPacific Pty. Joint venture markets all of its PP compounds production, and we market a portion of the PP produced by SunAllomer.

Raw Materials

Raw material cost is the largest component of the total cost for the production of ethylene and its co-products. The primary raw materials used in our European olefin facilities are heavy liquids and, for our Saudi joint venture facilities, NGLs, including include ethane, propane and butane. The principal raw materials used by our polyolefin and Catalloy process resins businesses are propylene and ethylene. In Western Europe, we have the capacity to produce approximately 50% of the propylene requirements of our European PP business and nearly 90% of the ethylene requirements of our European PE business. European propylene and ethylene requirements that are not produced internally generally are purchased pursuant to long-term contracts with third-party suppliers and are delivered via pipeline. Prices under these third-party contracts are market related and are negotiated monthly, and are generally based on published market indicators, normally with discounts.

In our wholly owned operations in Australia, greater than 90% of our propylene normally comes from third-party refinery grade propylene purchased under long-term contracts linked to Saudi or Singapore fuel markers and is processed at our integrated splitters located on each manufacturing site. Some of our EAI joint ventures receive propylene from their local shareholders under long-term contracts. The remaining supply for the joint ventures is purchased from local suppliers under long-term contracts and some spot purchases. Our Saudi joint ventures, Al-Waha, SEPC and SPC, produce their own olefins utilizing cost advantaged Saudi Arabian propane and ethane.

The raw materials for polyolefins are, in general, commodity chemicals with numerous bulk suppliers and ready availability at competitive prices.

A significant portion of the raw materials for our PP compounds are PP and other polymers (primarily Catalloy process resins). Our PP compounding facilities generally receive their PP and other polymers from one of our wholly owned or joint venture facilities via truck or rail car. In addition, there are four sites (two in Europe, one in North America and one in South America) that have both PP and PP compounding operations co-located, thereby minimizing product handling. PB-1 raw materials are sourced solely from external supply.

Industry Dynamics / Competition

Our ethylene rated capacity in Western Europe at December 31, 2010 was approximately 4.2 billion pounds per year, or approximately 8% of the 53 billion pounds per year of total Western Europe ethylene production capacity. Based on these published rated production capacities, we are the seventh largest producer of ethylene in Western Europe. In Western Europe, key ethylene competitors include INEOS, Dow, Polimeri Europa, Total, SABIC, Shell, BASF and ExxonMobil.

Based on published data regarding PP capacity, we believe that we are the largest producer of PP in Western Europe as of December 31, 2010, with 5.7 billion pounds per year of capacity, or approximately 25% of the Western European capacity for PP. Our largest competitors for sales of PP are Polimeri Europa, Total, SABIC, INEOS and Dow.

Based on published data regarding PE capacity, we believe that we are the largest producer of PE in Western Europe as of December 31, 2010, with 5.5 billion pounds per year of capacity, or approximately 16% of HDPE and LDPE Western European capacity. Our largest competitors for sales of PE are ExxonMobil, Dow, INEOS, SABIC, Total, Polimeri Europe, and Repsol.

We believe we are the largest PP compounds producer in the world with 2.3 billion pounds (which includes our proportionate share of joint ventures) of installed annual capacity as of December 31, 2010. Approximately 54% of our PP compounding capacity is in Europe, 20% is in North America, and 26% is in the rest of the world (including the capacity of our joint ventures). Our competitors for sales of PP compounds are Borealis, ExxonMobil, King Fa, Mitsubishi, Mitsui , SABIC, Sumitomo Chemical Co., Ltd., Washington Penn and many other independent companies.

Our 110 million pound PB-1 capacity competes with polybutene producers, of which Mitsui is the largest, and other polymers, plastomers and elastomers.

Intermediates and Derivatives Segment

Overview

Our I&D segment produces and markets PO and its co-products and derivatives; acetyls; and ethylene oxide and its derivatives. PO co-products include SM and C4 chemicals (TBA, oxyfuels (which is managed in the Refining & Oxyfuels segment), isobutylene and TBHP). PO derivatives include PG, PGE and BDO. We believe that our proprietary PO and acetyls production process technologies provide us with a cost advantaged position for these products and their derivatives. In 2010, our I&D segment generated $5.5 billion of revenues (excluding inter-segment revenue).

We produce PO through two distinct technologies based on indirect oxidation processes that yield co-products. One process yields TBA as the co-product; the other process yields SM as the co-product. The two technologies are mutually exclusive, necessitating that a manufacturing facility be dedicated either to PO/TBA or to PO/SM. Isobutylene and TBHP are derivatives of TBA. MTBE and ETBE are derivatives of isobutylene and are gasoline blending components reported in our Refining & Oxyfuels segment. PG, PGE and BDO are derivatives of PO. PG collectively refers to mono-propylene glycol (“MPG”), which is PG meeting U.S. pharmacopeia standards, and several grades of dipropylene glycol (“DPG”) and tri-propylene glycol (“TPG”).

The following table outlines:

•	the primary products of our I&D segment;

•	annual processing capacity as of December 31, 2010, unless otherwise noted; and

•	the primary uses for those products.

Product	Annual Capacity	Primary Uses

Propylene Oxide (PO)	5.2 billion pounds(1)	PO is a key component of polyols, PG, PGE and BDO
PO Co-Products:
Styrene Monomer (SM)	6.4 billion pounds(2)	SM is used to produce plastics, such as expandable polystyrene for packaging, foam cups and containers, insulation products and durables and engineering resins
TBA Derivative Isobutylene	1.4 billion pounds(3)	Isobutylene is a derivative of TBA used in the manufacture of synthetic rubber as well as fuel and lubricant additives, such as MTBE and ETBE
PO Derivatives:
Propylene Glycol (PG)	1.2 billion pounds(4)	PG is used to produce unsaturated polyester resins for bathroom fixtures and boat hulls; antifreeze, coolants and aircraft deicers; and cosmetics and cleaners
Propylene Glycol Ethers (PGE)	545 million pounds(5)	PGE are used as solvents for paints, coatings, cleaners and a variety of electronics applications
Butanediol (BDO)	395 million pounds	BDO is used in the manufacture of engineering resins, films, personal care products, pharmaceuticals, coatings, solvents and adhesives
Acetyls:
Methanol	190 million gallons(6)	Methanol is a raw material used to produce acetic acid, MTBE, formaldehyde and several other products
Acetic Acid	1.2 billion pounds	Acetic acid is a raw material used to produce VAM, terephthalic acid (used to produce polyester for textiles and plastic bottles), industrial solvents and a variety of other chemicals
Vinyl Acetate Monomer (VAM)	700 million pounds	VAM is used to produce a variety of polymers, products used in adhesives, water-based paint, textile coatings and paper coatings
Ethylene Derivatives:
Ethylene Oxide (EO)	800 million pounds EO equivalents; 400 million pounds as pure EO	EO is used to produce surfactants, industrial cleaners, cosmetics, emulsifiers, paint, heat transfer fluids and ethylene glycol
Ethylene Glycol (EG)	700 million pounds	EG is used to produce polyester fibers and film, polyethylene terephthalate resin, heat transfer fluids and automobile antifreeze
Ethylene Glycol Ethers	225 million pounds	Ethylene glycol ethers are used to produce paint and coatings, polishes, solvents and chemical intermediates
Other:
Flavor and Fragrance Chemicals(7)		Flavor and fragrance chemicals include terpene-based fragrance ingredients and flavor ingredients, primarily for the oral care markets, and also include products used in applications such as chemical reaction agents, or initiators, for the rubber industry and solvents and cleaners, such as pine oil, for the hard surface cleaner markets

(1)	Includes (i) 100% of the 385 million pounds of capacity of Nihon Oxirane (described below) of which we own 40%; (ii) 1.5 billion pounds of capacity that represents Bayer Corporation’s (“Bayer”) share of PO production from the Channelview PO/SM I plant and the Bayport, Texas PO/TBA plants under the U.S.

PO Joint Venture (described below); (iii) 100% of the 690 million pounds of capacity of the Maasvlakte PO/SM plant owned by the European PO Joint Venture, as to which Bayer has the right to 50% of the production; and (iv) 100% of the 600 million pounds of capacity of Ningbo ZRCC (described below) of which we own 27%.

(2)	Includes (i) approximately 700 million pounds of SM production from the Channelview PO/SM II plant that is committed to unrelated equity investors under processing agreements; (ii) 100% of the 830 million pounds of capacity of Nihon Oxirane; (iii) 100% of the 1.5 billion pounds of capacity of the Maasvlakte PO/SM plant; and (iv) 1.3 billion pounds of capacity from Ningbo ZRCC.

(3)	Represents total high-purity isobutylene capacity and purified isobutylene capacity.

(4)	PG capacity includes 100% of the approximately 220 million pounds of capacity of Nihon Oxirane. The capacity stated is MPG capacity. Smaller quantities of DPG and TPG are co-produced with MPG.

(5)	Includes 100% of the 110 million pounds associated with a tolling arrangement with Shiny Chemical Co., Ltd. (“Shiny”).

(6)	Represents 100% of the methanol capacity at the La Porte, Texas facility, which is owned by La Porte Methanol Company, a partnership owned 85% by us.

(7)	The Flavor and Fragrance chemicals business was sold in December 2010.

See “Description of Properties” for the locations where we produce the primary products of our I&D segment. Annual processing capacity as of December 31, 2010 was calculated by estimating the average number of days in a typical year that a production unit of a plant is expected to operate, after allowing for downtime for regular maintenance, and multiplying that number by an amount equal to the unit’s optimal daily output based on the design raw material mix. Because the processing capacity of a production unit is an estimated amount, actual production volumes may be more or less than the capacities set forth below. Except as indicated, capacities shown include 100% of the capacity of joint venture facilities.

Sales & Marketing / Customers

In 2010, no single I&D segment customer accounted for 10% or more of our total revenues.

We estimate, based in part on published data, that worldwide demand for PO was approximately 15.1 billion pounds in 2010. More than 75% of that volume was consumed in the manufacture of three families of PO derivative products: polyols, glycols and glycol ethers. The remainder was consumed in the manufacture of performance products, including BDO and its derivatives.

We produce and deliver our PO and PO co-products through sales agreements, processing agreements and spot sales as well as product exchanges. We have a number of multi-year processing (or tolling) and sales agreements. In addition, Bayer’s ownership interest in the U.S. PO Joint Venture, which operates four of the U.S. operating units, represents ownership of an in-kind portion of the PO production. Bayer also has the right to 50% of the production of one of the facilities in The Netherlands. Our PO derivatives are sold through market-based sales contracts and spot sales. PO sold in the merchant market accounted for less than 10% of our total revenues in 2010.

Production levels at the PO/SM and PO/TBA co-product facilities are primarily determined by the demand for PO and PO derivatives. As a result, production levels of SM and TBA and its derivatives, isobutylene, TBHP, MTBE, and ETBE is based primarily on the demand for PO and PO derivatives and secondarily on the relative market demand for the co-products and the operational flexibility of our facilities in meeting this demand. MTBE and ETBE our reported in our Refining & Oxyfuels segment.

Based on published data, worldwide demand for SM in 2010 is estimated to have been approximately 56 billion pounds. SM accounted for less than 10% of our total revenues in 2010. We sell most of our SM production into the North American and European merchant markets and to Asian and South American export markets through long-term sales contracts and processing agreements.

We purchase SM for resale, when necessary, to satisfy customer demand above production levels. Volumes of SM purchases made for resale can vary significantly from period to period. However, purchased volumes have not historically had a significant impact on profits.

Our I&D segment converts most of its TBA, which is produced as a co-product to the PO process, to isobutylene and sells some of the TBA into the market. Over half of the isobutylene from the I&D segment is reacted with methanol or ethanol to produce MTBE and ETBE, which is marketed by the Refining & Oxyfuels segment. The remaining isobutylene is sold as high purity and purity grade isobutylene by the I&D segment. Isobutylene sales accounted for less than 10% of our total revenues in 2010.

Sales of our PO, its co-products, and its derivatives are made by us, Nihon Oxirane (a joint venture of which we own 40%) and their affiliates directly, and through distributors and independent agents located in the Americas, Europe, the Middle East, Africa and the Asia Pacific region. We have centralized certain sales and order fulfillment functions in regional customer service centers located in Houston, Texas; Rotterdam, The Netherlands; and Hong Kong, China. PO, PG and SM are transported by barge, ocean going vessel, pipeline, rail car and tank truck. BDO is primarily transported by tank truck and rail car.

Acetic acid and VAM are manufactured at a facility in La Porte, Texas, and are consumed internally, sold worldwide generally under multi-year contracts and sold on a spot basis. Acetic acid and VAM are shipped by barge, ocean going vessel, pipeline, rail car and tank truck. We have bulk storage arrangements in Europe and South America to serve our customers’ requirements in those regions. Sales are made through a direct sales force, agents and distributors. Sales of acetyls, including acetic acid and VAM, collectively accounted for less than 10% of our total revenues in 2010.

We estimate, based on published data, that worldwide demand in 2010 for acetic acid and VAM was 23.3 billion pounds and 11.4 billion pounds, respectively.

Methanol is produced at a La Porte, Texas facility owned by La Porte Methanol Company, our 85% owned joint venture with Linde. Each party to the joint venture receives its respective share of the methanol production. Our acetyls business uses the methanol as a raw material for acetic acid and also sells the methanol under annual contracts and on a spot basis to large U.S. customers. The product is shipped by barge and pipeline.

Ethylene oxide (“EO”) or EO equivalents, and EO’s primary derivative, ethylene glycol (“EG”), are produced at a wholly owned facility located in Bayport, Texas. The Bayport facility also produces other derivatives of EO, principally glycol ethers.

EO and EG typically are sold under multi-year contracts, with market-based pricing. Glycol ethers and ethanolamines are sold primarily into the solvent and distributor markets at market prices. EO is shipped by rail car, and its derivatives are shipped by rail car, truck, isotank or ocean-going vessel. EO and EG sales accounted for less than 10% of our total revenues in 2010.

The vast majority of the ethylene derivative products are sold in North America and Asia, primarily through our sales organizations.

Joint Venture Relationships

The following table describes our I&D segment’s significant manufacturing joint venture relationships.

			LyondellBasell
Name	Location	Other Parties	Ownership	Product	2010 Capacity (1)
					(In millions of pounds)

U.S. PO Joint Venture	Channelview, TX	Bayer	(2)	Propylene Oxide	1,500	(3)
	Bayport, TX
European PO Joint Venture	Rotterdam,	Bayer	50%	Propylene Oxide	690
	The Netherlands			Styrene Monomer	1,480
PO/ SM II LP	Channelview, TX	IPIC & BASF	(2)	Styrene Monomer	700	(3)
Nihon Oxirane	Chiba, Japan	Sumitomo	40%	Propylene Oxide	385
				Styrene Monomer	830
				Propylene Glycol	220
Ningbo ZRCC LCC Ltd.(4)	Ningbo, China	ZRCC	27%	Propylene Oxide	600
				Styrene Monomer	1,300
La Porte Methanol	La Porte, TX	Linde	85%	Methanol	190 million gallons

(1)	Unless otherwise noted, represents the joint venture’s total capacity and not our proportional capacity.

(2)	The parties’ rights in the joint ventures are based on off-takes, as opposed to ownership percentages.

(3)	Amount of off-take by other parties in the joint venture.

(4)	Start-up occurred in mid-2010.

Bayer’s ownership interest in the U.S. PO Joint Venture represents its off-take of 1.5 billion pounds of the joint venture’s PO production. We take, in-kind, the remaining PO production and all co-product (SM and TBA) production. Lyondell Chemical and Bayer have a separate joint venture, the PO Technology Joint Venture, through which Bayer was granted a non-exclusive and non-transferable right to use certain of our proprietary PO technology in the U.S. PO Joint Venture. Under the terms of operating and logistics agreements, we operate the U.S. PO Joint Venture plants and arrange and coordinate the logistics of PO delivery from the plants. We do not share marketing or product sales with Bayer under the U.S. PO Joint Venture.

Lyondell Chemical and Bayer also have a 50/50 joint venture, the European PO Joint Venture, for the ownership of the Maasvlakte PO/SM plant near Rotterdam, The Netherlands. Each party takes in-kind 50% of the PO and SM production of the European PO Joint Venture.

Lyondell Chemical’s PO/SM II plant at the Channelview, Texas complex was created through a joint venture among Lyondell Chemical, BASF and IPIC. Lyondell Chemical retains a majority interest in the joint venture and is the operator of the plant. As of December 31, 2010, 700 million pounds of SM capacity was committed to BASF and IPIC under processing arrangements.

In addition to the Nihon Oxirane joint venture shown in the table above, we participate in marketing most of the PO capacity from a 440 million pound facility in Rabigh, Saudi Arabia owned by Sumitomo and Saudi Aramco, through NOC Asia Co. Ltd. in which we have a 40% equity interest.

We jointly market all of the PO manufactured by the Ningbo ZRCC joint venture.

We also have a multi-year processing agreement, entered into by Lyondell Chemical and Shiny, whereby we provide the raw materials used to produce PGE at Shiny’s PGE plant in Tainan, Taiwan.

Raw Materials

The primary raw materials used for the production of PO and its co-products and derivatives are propylene, isobutane, mixed butane, ethylene and benzene. The market prices of these raw materials historically have been related to the price of crude oil, NGLs and natural gas, as well as market conditions for the raw materials. These raw materials are received in bulk quantities via pipeline or ocean going vessels.

In the U.S., we obtain a large portion of our propylene, benzene and ethylene raw materials needed for the production of PO and its co-products and derivatives internally from our crackers. Raw materials for the non-U.S. production of PO and its co-products and derivatives primarily are obtained from unrelated parties. We consume a significant portion of our internally-produced PO in the production of PO derivatives.

We consume large volumes of mixed butane for the production of PO and its co-products and derivatives. We have invested in facilities, or entered into processing agreements with unrelated parties, to convert the widely available commodity, normal butane, to isobutane. We also are a large consumer of oxygen for our PO/TBA plants.

The cost of raw materials generally is the largest component of total production cost for PO and its co-products and derivatives. Generally, the raw material requirements for these businesses are purchased at market-based prices from numerous suppliers in the U.S. and Europe with which we have established contractual relationships, as well as in the spot market. The raw materials for these businesses are, in general, commodity chemicals with ready availability at competitive prices. Historically, raw material availability has not been an issue. However, in order to enhance reliability and competitiveness of prices and rates for supplies of raw materials, industrial gas and other utilities, we have long-term agreements and other arrangements for a substantial portion of our production requirements.

The primary raw materials required for the production of acetic acid are carbon monoxide and methanol. We purchase the carbon monoxide from Linde pursuant to a long-term contract under which pricing is based primarily on cost of production. La Porte Methanol Company, our 85%-owned joint venture, supplies all of the methanol requirements for acetyls production. Natural gas is the primary raw material required for the production of methanol.

In addition to ethylene, acetic acid is a primary raw material for the production of VAM. For the production of VAM, we obtain our entire requirements for acetic acid and ethylene from our internal production. In 2010, we used a large percentage of our acetic acid production to produce VAM.

Industry Dynamics / Competition

With respect to PO, its co-products and derivatives, competition is based on a variety of factors, including product quality and price, reliability of supply, technical support, customer service and potential substitute materials. Profitability is affected by the worldwide level of demand along with price competition, which may intensify due to, among other things, new industry capacity. It is expected that from 2011 to 2012, approximately 9% of the 2010 worldwide PO capacity will be added in China and Thailand. During the same period, average world demand is expected to grow by approximately 6%. However, demand is a function of worldwide economic growth, which fluctuates. The PO demand growth rate also could be impacted by further development of alternative bio-based PO derivatives. It is not possible to predict accurately the changes in raw material costs, market conditions and other factors that will affect industry profitability in the future.

Based on published data regarding PO capacity, we believe that, including our share of Nihon Oxirane, Ningbo ZRCC and the European PO Joint Venture, we are the second largest producer of PO worldwide, with approximately 19% of the total worldwide capacity for PO. Our major worldwide competitors for sales of PO and its derivatives are Dow and Shell.

Based on published data regarding SM capacity, we believe that we are one of the largest producers of SM worldwide, with approximately 5% of the total worldwide capacity for SM as of December 31, 2010. We compete worldwide for sales of SM with many marketers and producers, among which are BASF, Dow, INEOS, Shell and Total.

We believe that we are the fourth and sixth largest producer of acetic acid and VAM, respectively, each with approximately 4% and 5% of the total worldwide capacity as of December 31, 2010. Our primary competitors include Celanese and BP for acetic acid and Celanese, Dow and DuPont for VAM.

Refining & Oxyfuels Segment

Overview

Our Refining & Oxyfuels segment refines heavy, high-sulfur crude oil in the U.S. Gulf Coast, refines light and medium weight crude oil in southern France and produces gasoline blending components at several of our olefin and PO units. In 2010, our Refining & Oxyfuels segment generated operating revenues of $13.5 billion (excluding inter-segment revenue).

The Houston Refinery, which is located on the Houston Ship Channel in Houston, Texas, has a heavy, high-sulfur crude oil processing capacity of approximately 268,000 barrels per day on a calendar day basis (normal operating basis), or approximately 292,000 barrels per day on a stream day basis (maximum achievable over a 24 hour period). The Houston Refinery has a Nelson Complexity Index of 11.4. The Houston Refinery is a full conversion refinery designed to refine heavy, high-sulfur crude oil. This crude oil is more viscous and dense than traditional crude oil and contains higher concentrations of sulfur and heavy metals, making it more difficult to refine into gasoline and other high-value fuel products. However, this crude oil has historically been less costly to purchase than light, low-sulfur crude oil. Processing heavy, high-sulfur crude oil in significant quantities requires a refinery with extensive coking, catalytic cracking, hydrotreating and desulfurization capabilities, i.e., a “complex refinery.” The Houston Refinery’s refined fuel products include gasoline (including blendstocks for oxygenate blending), jet fuel and ultra low sulfur diesel. The Houston Refinery’s products also include heating oil, lube oils (industrial lubricants, white oils and process oils), carbon black oil, refinery-grade propylene, petrochemical raw materials, sulfur, residual fuel and petroleum coke.

The Berre Refinery is designed to run light to medium sulfur crude oil and has a current capacity of approximately 105,000 barrels per day. It produces naphtha, vacuum gas oil, liquefied petroleum gas, gasoline, aviation fuel, diesel, bitumen and heating oil. The Berre Refinery provides raw material and site integration for our operations in France and supports our polyolefin business in Europe. The Berre Refinery also provides us with access to significant logistics assets, including pipeline access, storage terminals and harbor access to the Mediterranean Sea. The Berre Refinery has a Nelson Complexity Index of 6.7.

The Refining & Oxyfuels segment also includes gasoline blending components such as MTBE, ETBE and alkylate. MTBE and ETBE are produced as co-products of the PO and olefin production process at four sites located in the United States, France and The Netherlands. In 2009, we converted one of our MTBE units at Channelview, Texas to ETBE production. We currently have three sites that can produce either MTBE or ETBE with a combined capacity to produce 59,000 barrels per day of MTBE or ETBE; the Company’s total capacity for MTBE or ETBE production is 75,000 barrels per day. Alkylate is produced at one facility located in Texas.

The following table outlines:

•	the primary products of our Refining & Oxyfuels segment;

•	capacity as of December 31, 2010, unless otherwise noted; and

•	the primary uses for those products.

See “Description of Properties” for the locations where we produce the primary products of our Refining & Oxyfuels segment.

Key Products	Capacity(1)	Primary Uses

Houston Refinery:
Gasoline and components	120,000 barrels per day	Automotive fuel
Ultra Low Sulfur Diesel	95,000 barrels per day	Diesel fuel for cars and trucks
Jet Fuel	25,000 barrels per day	Aviation fuel
Lube Oils	4,000 barrels per day	Industrial lube oils, railroad engine additives and white oils for food-grade applications
Berre Refinery:
Diesel	42,000 barrels per day	Diesel fuel for cars and trucks
Cracker Feedstock	27,000 barrels per day	Raw material for Olefin unit
Fuel Oil	12,000 barrels per day	Heating fuel
Gasoline	8,000 barrels per day	Automotive fuel
Bitumen	7,000 barrels per day	Asphalt
Gasoline Blending Components:
MTBE/ ETBE	75,000 barrels per day(2)	MTBE is a high octane gasoline blending component; ETBE is an alternative gasoline blending component based on agriculturally produced ethanol
Alkylate	22,000 barrels per day	Alkylate is a high octane gasoline blending component

(1)	Only certain key products for the Houston Refinery and the Berre Refinery are identified. Thus, the sum of the capacities in this table will not equal either facility’s total capacity.

(2)	Represents total combined MTBE and ETBE capacity.

Sales & Marketing / Customers

In 2010, no single Refining & Oxyfuels segment customer accounted for 10% or more of our total revenues.

In the U.S., we market and sell gasoline (including blendstocks for oxygenate blending), jet fuel, heating oil, ultra low sulfur diesel fuel, lube oils, coke and sulfur produced at the Houston Refinery. These products are sold in large commodity markets. The Houston Refinery evaluates and determines its optimal product output mix, based on market prices and conditions. As a result, we are subject to various risks associated with selling commodity products.

Gasoline sales accounted for 9% of our total revenues in 2010. The Houston Refinery’s products primarily are sold in bulk on the U.S. Gulf Coast to other refiners, marketers, distributors and wholesalers at market-related prices. Diesel fuel is produced to meet ultra low sulfur specifications for the on-road transportation market. Most of the Houston Refinery’s products are sold under contracts with a term of one year or less or are sold in the spot market. The Houston Refinery’s products generally are transported to customers via pipelines and terminals owned and operated by other parties. Products also are transported via rail car, barge, truck and ocean going vessel. In addition to sales of refined products produced by the Houston Refinery, we also sell refined products purchased or received on exchange from other parties. The exchange arrangements help optimize refinery supply operations and lower transportation costs. To meet market demands, we also from time to time purchase refined products manufactured by others for resale to our customers. However, purchased volumes have not historically had a significant impact on profitability.

In Europe, the Berre Refinery provides a significant portion of the raw materials requirements for our nearby steam cracker. The remaining products are sold into local markets under market-based sales agreements or in the spot market. Key customers of the Berre Refinery include other refiners, marketers and distributors, and its products are primarily transported via pipelines and other infrastructure assets owned by us.

MTBE and ETBE are derivatives of TBA, which is a co-product of the PO produced by our I&D segment. As described, production levels of the TBA derivatives MTBE and ETBE depend primarily on the demand for PO and PO derivatives and secondarily on the relative market demand for MTBE and ETBE and the operational flexibility of our multiple production facilities in meeting this demand. Separately, MTBE and alkylate are also produced as derivatives of the ethylene co-products produced by our O&P — Americas segment. When necessary, we purchase MTBE for resale to satisfy customer demand for MTBE above our production levels. Volumes of MTBE purchased for resale can vary significantly from period to period. However, purchased volumes have not historically had a significant impact on profitability.

We sell our MTBE and ETBE production under market-based sales agreements and in the spot market. We blend our alkylate into gasoline and also sell alkylate under short-term contracts and in the spot market. Sales of MTBE and ETBE together, and alkylate each accounted for less than 10% of our total revenues in 2010.

Substantially all refiners and blenders have discontinued the use of MTBE in the U.S., partly as a result of governmental initiatives to increase use of bio-ethanol in gasoline and to reduce or effectively ban the use of MTBE. However, MTBE/ETBE demand for gasoline blending remains strong within most of the remaining worldwide market. Accordingly, we market MTBE and ETBE produced in the U.S. for use outside of the U.S. Our MTBE/ETBE plants generally have the flexibility to produce either MTBE or ETBE to accommodate market needs.

Japan has opted to use ETBE as a means of meeting its carbon dioxide reduction commitments under the Kyoto Protocol, and we source a significant portion of Japan’s bio-fuels needs.

Sales of our MTBE, ETBE and alkylate are made by our marketing and sales personnel, and through distributors and independent agents located in the Americas, Europe, the Middle East, Africa and the Asia Pacific region. We have centralized certain sales and order fulfillment functions in regional customer service centers located in Houston, Texas; Rotterdam, The Netherlands; and Hong Kong, China. We also have long-term contracts for distribution and logistics to supply to our customers. MTBE, ETBE and alkylate are transported by barge, ocean going vessel and tank truck.

Raw Materials

The largest source of the crude oil used as a raw material for the Houston Refinery in the past several years has been a crude supply agreement with PDVSA-Petroleo S.A., a corporation organized under the laws of the Bolivarian Republic of Venezuela, which terminates in July 2011. During 2010, less than half of our crude supply was purchased under the crude supply agreement with PdVSA.

Most of the crude oil used as a raw material for the Berre Refinery is sourced from North Africa, the Middle East, Russia and other areas generally available in the Mediterranean region.

We purchase our ethanol requirements for the production of ETBE from regional producers and importers in Europe at market-related prices. Additionally, we have entered into a supply contract with a Brazilian ethanol producer to supply a significant portion of the ethanol used for the manufacture of ETBE at our Channelview facility. For further discussion regarding the raw materials requirements for the production of MTBE, ETBE and alkylate, see “— Intermediates and Derivatives — Raw Materials.”

Industry Dynamics / Competition

The markets for fuel products tend to be volatile as well as cyclical as a result of changing global economic conditions and prices for crude oil and refined product prices. Crude oil prices are impacted by worldwide economic conditions and political events, the economics of exploration and production, refined products demand and currency fluctuations. Prices and demand for fuel products are influenced by seasonal and short-term factors such as weather and driving patterns, as well as by longer term issues such as the economy, energy conservation and alternative fuels. Industry fuel products supply is dependent on short-term industry operating capabilities and on long-term refining capacity.

With a throughput capacity of approximately 268,000 barrels per day (on a calendar day basis), we believe that the Houston Refinery is among North America’s largest full conversion refineries capable of processing significant quantities of heavy, high-sulfur crude oil.

In North America, we compete for the purchase of heavy, high-sulfur crude oil based on price and quality. Our crude oil supply contract with PDVSA Oil terminates in July 2011, which will increase the need for us to purchase crude oil competitively on the open market. We began diversifying our portfolio in 2010 and expect to continue to purchase some of our crude oil from sources other than PDVSA on market-based terms. We compete in gasoline and distillate markets as a bulk supplier of fungible products satisfying industry and government specifications. Competition is based on price and location. Our refining competitors are major integrated oil companies, refineries owned or controlled by foreign governments and independent domestic refiners. Based on published data, as of January 2011, there were 148 operable crude oil refineries in the U.S., and total U.S. refinery capacity was approximately 17.6 million barrels per day.

During 2010, the Houston Refinery processed an average of approximately 241,000 barrels per day of crude oil, representing approximately 1% of all U.S. crude processing capacity.

A crack spread is a benchmark indication of refining margins based on the processing of a specific type of crude oil into an assumed selection of refined products. The Houston Refinery generally tracks the Maya 2-1-1 crack spread, which represents the difference between the first month futures price of two barrels of Maya crude oil as set by Pemex and one barrel each of U.S. Gulf Coast 87 Octane Conventional Gasoline and U.S. Gulf Coast No. 2 Heating Oil (high-sulfur diesel). The Berre Refinery refining spreads generally track the 4-1-2-1 Ural reported benchmark spread. This spread is calculated by adding the price of one barrel of gasoline to the price of two barrels of diesel and one barrel of #6 fuel oil and subtracting the price of four barrels of Mediterranean crude oil. While these benchmark refining spreads are generally indicative of the level of profitability at both the Houston Refinery and the Berre Refinery, there are many other factors specific to each refinery that influence operating results.

We believe that we are the largest producer of MTBE/ETBE worldwide. We compete for sales of MTBE and ETBE with independent MTBE producers worldwide and independent ETBE producers mainly in Europe. The most significant MTBE competitor is Saudi Basic Industries Corp., and the most significant ETBE competitors are Repsol, Total, Neste and Braskem. MTBE and ETBE face competition from products such as ethanol and other octane components. We compete with other refiners and olefin manufacturers for sales of alkylate that we do not internally blend into gasoline.

Technology Segment

Overview

Our Technology segment develops and licenses polyolefin and other process technologies and provides associated engineering and other services. Our Technology segment further develops, manufactures and sells polyolefin catalysts. We market our process technologies and our polyolefin catalysts to external customers and also use them in our own manufacturing operations. In 2010, our Technology segment generated operating revenues of $395 million (excluding inter-segment revenue).

Our polyolefin process licenses are structured to provide a standard core technology, with individual customer needs met by adding customized modules that provide the required capabilities to produce the defined production grade slate and plant capacity. For licenses involving proven technologies, we typically receive the majority of our license fees in cash at or before the date of customer acceptance rather than ongoing royalties. For these licenses, we generally recognize revenue upon delivery of the process design package and the related license. Each license agreement includes long-term confidentiality provisions to protect the technology. In addition to the basic license agreement, a range of services can also be provided, including project assistance; training; start-up assistance of the plant; and supply of resins from our production for pre-marketing by the licensee. We may also offer marketing and sales services. In addition, licensees generally continue to purchase polyolefin catalysts that are consumed in the production process, generally under long-term catalyst supply agreements with us.

Process Technology Licensing

We are a leading licensor of polyolefin process technologies.

Our PP licensing portfolio includes our Spheripol and Spherizone process technologies as well as Metocene technology.

Our PE process licensing portfolio comprises the Lupotech T (high pressure tubular process for producing LDPE), the Lupotech A (autoclave process mainly for producing ethylene vinyl acetate (EVA) copolymers), Hostalen (slurry process for producing multimodal HDPE), and Spherilene (gas phase process for producing full-density range of LLDPE to HDPE) processes.

In addition, we license a selective portfolio of chemical process technologies in the fields of olefin recovery, olefin conversion, aromatics extraction and acetyls.

Since 2000, we have sold licenses representing approximately 25 million tons of polyolefin capacity, which represents about 40% of worldwide installed capacity. In 2010, we entered into licensing agreements representing about one million tons of polyolefin capacity. Process licenses accounted for less than 10% of our total revenues in 2010.

Our Technology segment also provides technology services to our licensees. Such services include safety reviews, training and start-up assistance, engineering services for process and product improvements and manufacturing troubleshooting.

PP Process Technology

We license several PP process technologies, including Spheripol, Spherizone and Metocene.

Our Spheripol technology produces homopolymers and random copolymers in a single stage and impact copolymers in a multi-stage process. We believe that the Spheripol process is the most widely used PP production process in the world.

The Spherizone process, our newest technology, commercialized in 2002 and introduced for licensing in 2004, is able to produce higher quality PP, novel PP-based polyolefinic resins, and a wider product grade range than existing processes at similar operating cost. The Spherizone process introduces a single reactor concept, in which bimodality is created within one single reactor operating at different conditions between the different zones inside the reactor. The final product is a result of an intimate mixing of the different property determining phases at a “macro molecular” level.

Metocene PP technology was introduced for licensing in 2006. This add-on technology for the production of specialty PP products is based on using single-site catalyst systems. Metocene technology can be adapted to virtually any PP process, and its versatility expands the end use product range of conventional PP. In 2009, Polymirae became the first licensee to commence commercial production of Metocene.

PE Processes Technology

The different families of PE (HDPE, LDPE and LLDPE) require specialized process technologies for production, which are available through our broad PE process licensing portfolio. The portfolio includes Lupotech, Spherilene and Hostalen process technologies.

Lupotech T is a high pressure, tubular reactor process for the production of LDPE. This high pressure technology does not use a catalyst system typical for low pressure processes, but rather peroxide initiators to polymerize ethylene and optionally VAM for EVA-copolymers. By adjusting the temperature profile along the reactor and adding different peroxide mixtures, process conditions are modified to produce the desired products. The process produces the entire melt flow ratio and density range with competitive investment costs and low utilities and raw material demand.

Lupotech A is a high pressure autoclave process using peroxide mixture for polymerization and is mainly utilized for specialty LDPE and for the production of EVA copolymers with high VAM content.

Spherilene is a flexible gas-phase process for the production of the entire density range of PE products from LLDPE and MDPE to HDPE. The flexibility of this technology, which is demonstrated by a broad portfolio of grades, enables licensees to effectively manage the continuously dynamic PE markets at low investments costs and very low operating costs.

Hostalen is a low-pressure slurry process technology for the production of high-performance multimodal HDPE grades. This is desirable because a different product structure can be produced in each stage of the polymerization process, yielding products that are tailored for demanding processing requirements and sophisticated end use applications such as film, blow molding and pipe applications.

Chemical Process Technologies

We also offer for licensing a selective number of chemical processes, including the group of Trans4m processes, Aromatics extractions, Glacido and Vacido technology.

The Trans4m portfolio of process technologies offers tailored solutions for C4 and higher olefin recovery and conversion. These processes include separation, purification and skeletal isomerization of the C4 and C5 olefin streams for the selective conversion of low-value, mixed olefin streams from crackers to isobutylene, isoamylenes, butadiene, isoprene, piperylene and Dicyclopentadiene (DCPD). This group of processes is complemented by Aromatics extractions technology, which enables LyondellBasell to offer a comprehensive portfolio of processes to upgrade all olefinic streams from steam crackers to higher value products.

Glacido is a process technology for manufacturing of acetic acid by carbonylation of methanol. It utilizes a Rhodium-based homogeneous catalyst system. Vacido is a fixed-bed tubular process for the production of high-quality VAM, from acetic acid and ethylene. It utilizes a proprietary heterogeneous catalyst system.

Superflex technology produces propylene and ethylene, and is based on a fluidized catalytic reactor. The process technology is used for cracking less refined feedstock such as coker or fluid catalytic cracking unit light gasoline as well as mixed C4 to C9 streams.

Polyolefin Catalysts

Under the Avant brand, we are a leading manufacturer and supplier of polyolefin catalysts. Polyolefin catalysts accounted for less than 10% of our total revenues in 2010. As a large polyolefin producer, approximately 30% of catalyst sales are inter-company. Polyolefin catalysts are packaged and shipped via road, sea or air to our customers.

We produce catalysts at two facilities in Germany, one facility in Italy and one facility in the U.S. Our polyolefin catalysts, which are consumed during the polyolefin production process and define the processing and mechanical properties of polyolefins, provide enhanced performance for our process technologies and are being developed to enhance performance when used in third-party process technologies. We also supply catalysts for producing sophisticated PEs.

Customers using polyolefin catalysts must make continual purchases, because they are consumed during the polyolefin production process. New licensees generally elect to enter into long-term catalyst supply agreements.

Sales & Marketing

In 2010, no single Technology segment customer accounted for 10% or more of our total revenues. We market our process technologies and catalysts to external customers and also use them for our own polyolefin manufacturing operations. We have a marketing and sales force dedicated to the Technology segment, including catalyst sales and customer technical support for licensees.

Industry Dynamics / Competition

We believe that competition in the polyolefin process licensing industry is based on the quality and efficiency of the process technology, product performance and product application, complemented by customer service and technical support. Since the formation of Basell in 2000 through December 31, 2010, we have sold licenses representing approximately 25 million tons of capacity based on its six process technologies to polyolefin manufacturers. We estimate that approximately 40% of PP and 31% of PE worldwide licensed capacity from 2003 through 2010 use our technologies. As of December 31, 2010, we estimate that over 200 polyolefin production lines use our licensed process technologies. Our major competitors in PP technologies licensing are Dow Chemical, INEOS, Novolene Technology Holdings and Mitsui Chemicals. Our major competitors in PE technologies licensing are Chevronphillips, INEOS, Mitsui Chemicals and Univation Technologies.

We are one of the world’s largest manufacturers and suppliers of PP catalysts. We also supply catalysts for producing PEs. Our major competitors in the worldwide catalyst business are Dow Chemical, BASF, Mitsui Chemicals, Toho Catalyst and WR Grace.

Research and Development

Our research and development activities are designed to improve our existing products and discover and commercialize new materials, catalysts and processes. These activities focus on product and application development, process development, catalyst development and fundamental polyolefin focused research.

We have four research and development facilities, each with a specific focus. Our facility in Frankfurt, Germany focuses on PE and metallocene catalysts. Our facility in Ferrara, Italy focuses on PP, PB-1, PP compounds and Ziegler-Natta catalysts. Our facility in Cincinnati, Ohio focuses on polyolefin product and application development in North America. Our center in Newtown Square, Pennsylvania develops chemical catalysts and technologies.

Our financial performance and market position depend in substantial part on our ability to improve our existing products and discover and commercialize new materials, catalysts and processes. Our research and development is organized by core competence communities that manage and provide resources for projects, intellectual property and catalyst manufacturing. These include:

•	Catalyst systems: catalyst research to enhance our polyolefin polymer properties, catalyst and process performance, including Ziegler Natta, chromium and metallocene catalyst.

•	Manufacturing platforms: research to advance process development and pilot plant integration to industrialize technology with improved polymer properties.

•	Product and application development: working directly with customers to provide new products with enhanced properties.

•	Processing testing and characterization: research to increase knowledge on polymers from production to processability.

•	Process design and support: research to reduce production and investment costs while improving processability.

•	Chemicals and fuels technologies: research to develop and improve catalysts for existing chemical processes and improve process unit operations.

• We have core research and development projects that focus on initiatives in line with our strategic direction. These projects are closely aligned with our businesses and customers with a goal of commercialization of identified opportunities. Core projects currently include research and development in areas such as:

•	PP product development with emphasis on Spherizone process technology.

•	Next generation products from existing and in-development processes, using advanced catalyst technologies including metallocenes.

•	Enhanced catalyst and process opportunities to extend gas phase PE technology.

•	Enhanced catalysts and process opportunities for selected chemical technologies.

As of December 31, 2010, approximately 915 of our employees are directly engaged in research and development activities.

In addition to our research and development activities, we provide technical support to our customers. Our technical support centers are located in Bayreuth, Germany; Geelong, Australia; Lansing, Michigan; and Tarragona, Spain.

In 2010, 2009 and 2008, our research and development expenditures were $154 million, $145 million and $194 million, respectively. A portion of these expenses are related to technical support and customer service and are allocated primarily to the segments.

GENERAL

Intellectual Property

We maintain an extensive patent portfolio and continue to file new patent applications in the U.S. and other countries. As of December 31, 2010, we owned approximately 6,500 patents and patent applications worldwide. Our patents and trade secrets cover our processes, products and catalysts and are significant to our competitive position, particularly with regard to propylene oxide, intermediate chemicals, petrochemicals, polymers and our process technologies such as Spheripol, Spherizone, Hostalen, Spherilene, Lupotech, Glacido, Vacido, Isomplus and Avant catalysts. We own globally registered and unregistered trademarks including the “LyondellBasell,” “Lyondell,” “Equistar” and “Houston Refining” trade names. While we believe that our intellectual property provides competitive advantages, we do not regard our businesses as being materially dependent upon any single patent, trade secret or trademark. Some of our heritage production capacity operates under licenses from third parties.

We rely on patent, copyright and trade secret laws of the countries in which we operate to protect our investment in research and development, manufacturing and marketing. Our employees working on these technologies are required to enter into agreements, or are covered by other arrangements such as collective bargaining agreements, providing for confidentiality and the assignment of rights to inventions made by them while employed by us.

Environmental

Regulation

We are subject to extensive international, national, state, local and environmental laws, regulations, directives, rules and ordinances concerning, and are required to have permits and licenses regulating, emissions to the air, discharges onto land or waters and the generation, handling, storage, transportation, treatment, disposal and remediation of hazardous substances and waste materials.

Under the European Union (“EU”) Integrated Pollution Prevention and Control Directive (“IPPC”), EU Member State governments are to adopt rules and implement an environmental permitting program relating to air, water and waste for individual facilities. The EU countries are at varying stages in their respective implementation of the IPPC permit program. We do not know with certainty what future IPPC permits will require, or the future costs of compliance with the IPPC permit program. The EU also has passed legislation governing the registration, evaluation and authorization of chemicals, known as REACh, pursuant to which we are required to register chemicals and gain authorization for the use of certain substances. As an importer of chemicals and materials from outside the EU, we are subject to additional registration obligations.

We also are subject to environmental laws that may have a significant effect on the nature and scope of cleanup of contamination at current and former operating facilities and at other sites at which hazardous substances generated by our current or former subsidiaries were disposed, the costs of transportation and storage of raw materials and finished products and the costs of the storage and disposal of wastewater. In the

U.S., the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended and also known as Superfund (“CERCLA”), imposes joint and several liability for the costs of remedial investigations and cleanup actions, as well as damages to natural resources, on entities that generated hazardous substances, arranged for disposal of the hazardous substances, transported to or selected the disposal sites and the past and present owners and operators of such sites. All such responsible parties (or any one of them) can be required to bear all of such costs regardless of fault, the legality of the original disposal or ownership of the disposal site. We are subject to potential liability under CERCLA as an owner or operator of facilities at which hazardous substances have been disposed or as a generator or transporter of hazardous substances disposed at other locations.

Under the EU Environmental Liability Directive, EU Member States can require the remediation of soil and groundwater contamination in certain circumstances, under the “polluter pays principle.” The scope of events and circumstances that could trigger remediation requirements and the level of remediation required vary from Member State to Member State.

Under the U.S. Resource Conservation and Recovery Act of 1976 (“RCRA”), various U.S. state and non-U.S. government regulations regulate the handling, transporting and disposal of hazardous and non-hazardous waste. Our manufacturing sites have, and may in the future, handle on-site waste disposal, subjecting us to these laws and regulations.

Capital Expenditures

In some cases, compliance with environmental, health and safety laws and regulations can only be achieved by capital expenditures. Regulatory-related capital expenditures at our facilities were $121 million, $250 million and $209 million in 2010, 2009 and 2008, respectively, and we estimate such expenditures to be approximately $243 million in 2011 and $221 million in 2012.

Our actual capital expenditures in 2010 primarily relate to projects designed to reduce and control emissions from our plant operations in both the U.S. and Europe.

Stricter environmental, safety and health laws, regulations and enforcement policies could result in increased environmental capital expenditures by us above current estimates.

Employee Relations

As of December 31, 2010, we had approximately 14,000 full-time and part-time employees. Of these, approximately 5,900 were located in North America, approximately 7,200 were located in Europe and approximately 1,000 were in other locations.

As of December 31, 2010, approximately 900 of our employees located in North America are represented by labor unions. The vast majority of our employees in Europe and South America are subject to staff council or works council coverage or collective bargaining agreements.

In addition to our own employees, we use the services of contractors in the routine conduct of our businesses.

We believe our relations with our employees are good.

Description of Properties

Our principal manufacturing facilities as of December 31, 2010 are set forth below, and are identified by the principal segment or segments using the facility. The facilities are wholly owned, except as otherwise noted below.

Location	Segment	Principal Products

Americas
Bayport (Pasadena), Texas*	I&D	Ethylene Oxide (EO), EG and other EO derivatives

Location	Segment	Principal Products

Bayport (Pasadena), Texas(1)*	I&D	Propylene Oxide (PO), Propylene Glycol (PG), Propylene Glycol Ethers (PGE), Tertiary-Butyl-Alcohol (TBA) and Isobutylene
Bayport (Pasadena), Texas*	O&P — Americas	PP and Catalloy process resins
Channelview, Texas(2)*	O&P — Americas	Ethylene, Propylene, Butadiene, Benzene and Toluene
	Refining & Oxyfuels	Alkylate and MTBE
Channelview, Texas(1)(3)*	I&D	IPA, PO, BDO, SM and Isobutylene
	Refining & Oxyfuels	ETBE
Chocolate Bayou, Texas*	O&P — Americas	PE (HDPE)
Clinton, Iowa*	O&P — Americas	Ethylene and Propylene
PE (LDPE and HDPE)
Corpus Christi, Texas*	O&P — Americas	Ethylene, Propylene, Butadiene and Benzene
Edison, New Jersey	Technology	Polyolefin catalysts
Ensenada, Argentina	O&P — Americas	PP
Ensenada, Argentina	O&P — EAI	PP compounds
Fairport Harbor, Ohio	O&P — Americas	Performance polymers
Houston, Texas*	Refining & Oxyfuels	Gasoline, Diesel, Jet Fuel and Lube Oils
Jackson, Tennessee	O&P — EAI	PP compounds
La Porte, Texas(4)*	O&P — Americas	Ethylene and Propylene
PE (LDPE and LLDPE)
La Porte, Texas(4)(5)*	I&D	VAM, acetic acid and methanol
Lake Charles, Louisiana*	O&P — Americas	PP and Catalloy process resins
Mansfield, Texas	O&P — EAI	PP compounds
Matagorda, Texas*	O&P — Americas	PE (HDPE)
Morris, Illinois*	O&P — Americas	PE (LDPE and LLDPE)
Newark, New Jersey	O&P — Americas	Denatured Alcohol
Pindamonhangaba, Brazil	O&P — EAI	PP compounds
Tampico, Mexico(6)	O&P — Americas	PP
Tampico, Mexico(6)	O&P — EAI	PP compounds
Tuscola, Illinois*	O&P — Americas	Ethanol and PE (powders)
Victoria, Texas*†	O&P — Americas	PE (HDPE)
Europe
Aubette, France	O&P — EAI	Ethylene, Propylene and Butadiene
PP and PE (LDPE)
Bayreuth, Germany	O&P — EAI	PP compounds
Berre l’Etang, France	Refining & Oxyfuels	Naphtha, vacuum gas oil (VGO), liquefied petroleum gas (LPG), gasoline, diesel, jet fuel, bitumen and heating oil
Botlek, Rotterdam, The Netherlands†	I&D Refining & Oxyfuels	PO, PG, PGE, TBA, Isobutylene and BDO MTBE and ETBE
Brindisi, Italy	O&P — EAI	PP

Location	Segment	Principal Products

Carrington, U.K.	O&P — EAI	PP
Ferrara, Italy	O&P — EAI	PP and Catalloy process resins
	Technology	Polyolefin catalysts
Fos-sur-Mer, France†	I&D	PO, PG and TBA
	Refining & Oxyfuels	MTBE and ETBE
Frankfurt, Germany†	O&P — EAI	PE (HDPE)
	Technology	Polyolefin catalysts
Knapsack, Germany†	O&P — EAI	PP and PP compounds
Ludwigshafen, Germany†	Technology	Polyolefin catalysts
Maasvlakte (near Rotterdam), The Netherlands(7)	I&D	PO and SM
Milton Keynes, U.K.	O&P — EAI	PP compounds
Moerdijk, The Netherlands†	O&P — EAI	Catalloy process resins and PB-1
Münchsmünster, Germany†(8)	O&P — EAI	Ethylene, Propylene
PE (HDPE)
Plock, Poland(9)	O&P — EAI	PP and PE (HDPE and LDPE)
Tarragona, Spain(10)	O&P — EAI	PP and PP compounds
Terni, Italy(11)	O&P — EAI	PP
Wesseling, Germany(12)	O&P — EAI	Ethylene, Propylene and Butadiene
PP and PE (HDPE and LDPE)
Asia Pacific
Chiba, Japan(13)	I&D	PO, PG and SM
Clyde, Australia	O&P — EAI	PP
Geelong, Australia	O&P — EAI	PP
Guangzhou, China(14)	O&P — EAI	PP compounds
Kawasaki, Japan(15)	O&P — EAI	PP
Map Ta Phut, Thailand(16)	O&P — EAI	PP
Ningbo, China(17)	I&D	PO and SM
Oita, Japan(15)	O&P — EAI	PP and PP compounds
Port Klang, Malaysia(18)	O&P — EAI	PP compounds
Rayong, Thailand(19)	O&P — EAI	PP compounds
Suzhou, China	O&P — EAI	PP compounds
Victoria, Australia(18)	O&P — EAI	PP compounds
Yeochan, Korea(20)	O&P — EAI	PP
Middle East
Jubail, Saudi Arabia(21)	O&P — EAI	Propylene and PP
Jubail, Saudi Arabia(22)	O&P — EAI	Propylene and PP
Jubail, Saudi Arabia(23)	O&P — EAI	Ethylene and PE (LDPE and HDPE)

*	The facility, or portions of the facility, as applicable, owned by us are mortgaged as collateral for indebtedness.

†	The facility is located on leased land.

(1)	The Bayport PO/TBA plants and the Channelview PO/SM I plant are held by the U.S. PO Joint Venture between Bayer and Lyondell Chemical. These plants are located on land leased by the U.S. PO Joint Venture.

(2)	The Channelview facility has two ethylene processing units. Equistar Chemicals LP also operates a styrene maleic anhydride unit and a polybutadiene unit, which are owned by an unrelated party and are located within the Channelview facility on property leased from Equistar Chemicals, LP.

(3)	Unrelated equity investors hold a minority interest in the PO/SM II plant at the Channelview facility.

(4)	The La Porte facilities are on contiguous property.

(5)	The La Porte I&D facility is owned by La Porte Methanol Company, a partnership owned 15% by an unrelated party.

(6)	The Tampico PP facility is owned by Indelpro, a joint venture owned 51% by an unrelated party. The Tampico PP compounding plant is wholly owned by us.

(7)	The Maasvlakte plant is owned by the European PO Joint Venture and is located on land leased by the European PO Joint Venture.

(8)	The Münchsmünster facility was recently rebuilt following a fire in 2005.

(9)	The Plock facility is owned by our BOP joint venture and is located on land owned by PKN/Orlen.

(10)	The Tarragona PP facility is located on leased land; the compounds facility is located on co-owned land.

(11)	We ceased production at the Terni, Italy site in July 2010.

(12)	There are two steam crackers at the Wesseling, Germany site.

(13)	The PO/SM plant and the PG plant are owned by our Nihon Oxirane joint venture.

(14)	The Guangzhou facility commenced production in 2008.

(15)	The Kawasaki and Oita plants are owned by our SunAllomer joint venture.

(16)	The Map Ta Phut plant is owned by our HMC joint venture.

(17)	The Ningbo facility is owned by our ZRCC joint venture.

(18)	The Port Klang and Victoria plants are owned by our PolyPacific Pty. joint venture.

(19)	The Rayong plant is owned by Basell Asia Pacific Thailand, which is owned 95% by us and 5% by our HMC joint venture.

(20)	The Yeochan plant is owned by our PolyMirae joint venture.

(21)	The Jubail PP and PDH manufacturing plant is owned by our SPC joint venture.

(22)	The Jubail Spherizone PP and PDH manufacturing plant is owned by our Al-Waha joint venture.

(23)	The Jubail integrated PE manufacturing complex is owned by our SEPC joint venture.

Other Locations and Properties

Our corporate seat is located in Rotterdam, The Netherlands. We have administrative offices in Rotterdam, The Netherlands and Houston, Texas. We maintain research facilities in Newtown Square, Pennsylvania; Lansing, Michigan; Cincinnati, Ohio; Ferrara, Italy and Frankfurt, Germany. Our Asia Pacific headquarters are located in Hong Kong. We also have technical support centers in Bayreuth, Germany; Geelong, Australia; Lansing, Michigan and Tarragona, Spain. We have various sales facilities worldwide.

Depending on location and market needs, our production facilities can receive primary raw materials by pipeline, rail car, truck, barge or ocean going vessel and can deliver finished products by pipeline, rail car, truck, barge, isotank, ocean going vessel or in drums. We charter ocean going vessels, own and charter barges, and lease isotanks and own and lease rail cars for the dedicated movement of products between plants, products to customers or terminals, or raw materials to plants, as necessary. We also have barge docking facilities and related terminal equipment for loading and unloading raw materials and products.

We use extensive pipeline systems in the United States and in Europe, some of which we own and some of which we lease, that connect to our manufacturing and storage facilities. We lease liquid and bulk storage and warehouse facilities at terminals in the Americas, Europe and the Asia Pacific region. We own storage capacity for NGLs, ethylene, propylene and other hydrocarbons within a salt dome in Mont Belvieu, Texas, and operate additional ethylene and propylene storage facilities with related brine facilities on leased property in Markham, Texas.

Web Site Access to SEC Reports

Our Internet Web site address is http://www.lyondellbasell.com. Information contained on our Internet Web site is not part of this report on Form 10-K.

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available on our Web site, free of charge, as soon as reasonably practicable after such reports are filed with, or furnished to, the U.S. Securities and Exchange Commission. Alternatively, you may access these reports at the SEC’s Web site at http://www.sec.gov.

Item 1A.	RISK FACTORS

You should carefully consider the following risk factors in addition to the other information included in this Annual Report on Form 10-K. Each of these risk factors could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common stock.

Economic downturns and disruptions in financial markets can adversely affect our business and results of operations.

Our results of operations can be materially affected by adverse conditions in the financial markets and depressed economic conditions generally. Economic downturns in the businesses and geographic areas in which we sell our products substantially reduce demand for our products and result in decreased sales volumes. Recessionary environments adversely affect our business because demand for our products is reduced, particularly from our customers in industrial markets generally and the automotive and housing industries specifically.

Moreover, many of our customers and suppliers rely on access to credit to adequately fund their operations. Disruptions in financial markets and economic slowdown can adversely impact the ability of our customers to finance the purchase of our products as well as the creditworthiness of those customers. These same factors may also impact the ability and willingness of suppliers to provide us with raw materials for our business.

The cyclicality and volatility of the industries in which we participate may cause significant fluctuations in our operating results.

Our business operations are subject to the cyclical and volatile nature of the supply-demand balance in the chemical and refining industries. Our future operating results are expected to continue to be affected by this cyclicality and volatility. The chemical and refining industries historically have experienced alternating periods of capacity shortages, causing prices and profit margins to increase, followed by periods of excess capacity, resulting in oversupply, declining capacity utilization rates and declining prices and profit margins.

In addition to changes in the supply and demand for products, changes in energy prices and other worldwide economic conditions can cause volatility. These factors result in significant fluctuations in profits and cash flow from period to period and over business cycles.

In addition, new capacity additions, especially in Asia and the Middle East, are expected to lead to a period of oversupply and lower profitability. The timing and extent of any changes to currently prevailing market conditions is uncertain and supply and demand may be unbalanced at any time. As a consequence, we are unable to accurately predict the extent or duration of future industry cycles or their effect on our business, financial condition or results of operations. We can give no assurances as to any predictions we may make with respect to the timing, extent or duration of future industry cycles.

Costs and limitations on supply of raw materials and energy may result in increased operating expenses.

The costs of raw materials and energy represent a substantial portion of our operating expenses. Energy costs generally follow price trends of crude oil and natural gas. These price trends may be highly volatile and cyclical. In the past, raw material and energy costs have experienced significant fluctuations that adversely affected our business segments’ results of operations. Moreover, fluctuations in currency exchange rates can add to this volatility.

We are not always able to pass raw material and energy cost increases on to our customers. When we do have the ability to pass on the cost increases, we are not always able to do so quickly enough to avoid adverse impacts on our results of operations.

Cost increases also may increase working capital needs, which could reduce our liquidity and cash flow. Even if we increase our sales prices to reflect rising raw material and energy costs, demand for products may decrease as customers reduce their consumption or use substitute products, which may have an adverse impact on our results of operations. In addition, producers in natural gas cost-advantaged regions, such as the Middle East, benefit from the lower prices of natural gas and NGLs. Competition from producers in these regions may cause us to reduce exports from North America and Europe. Any such reductions may increase competition for product sales within North America and Europe, which can result in lower margins in those regions. Additionally, there are a limited number of suppliers for some of our raw materials and utilities and, in some cases, the supplies are specific to the particular geographic region in which a facility is located.

It is also common in the chemical and refining industries for a facility to have a sole, dedicated source for its utilities, such as steam, electricity and gas. Having a sole or limited number of suppliers may limit our negotiating power, particularly in the case of rising raw material costs. Any new supply agreements we enter into may not have terms as favorable as those contained in our current supply agreements.

If our raw material or utility supplies were disrupted, our businesses may incur increased costs to procure alternative supplies or incur excessive downtime, which would have a direct negative impact on plant operations. For example, hurricanes have in the past negatively affected crude oil and natural gas supplies, as well as supplies of other raw materials, utilities (such as electricity and steam), and industrial gases, contributing to increases in operating costs and, in some cases, disrupting production. In addition, hurricane-related disruption of vessel, barge, rail, truck and pipeline traffic in the U.S. Gulf Coast area would negatively affect shipments of raw materials and product.

In addition, with increased volatility in raw material costs, our suppliers could impose more onerous terms on us, resulting in shorter payment cycles and increasing our working capital requirements.

We sell products in highly competitive global markets and face significant price pressures.

We sell our products in highly competitive global markets. Due to the commodity nature of many of our products, competition in these markets is based primarily on price and, to a lesser extent, on product performance, product quality, product deliverability, reliability of supply and customer service. Generally, we are not able to protect our market position for these products by product differentiation and may not be able to pass on cost increases to our customers.

In addition, we face increased competition from companies that may have greater financial resources and different cost structures or strategic goals than us. These include large integrated oil companies (many of which also have chemical businesses), government-owned businesses, and companies that receive subsidies or other government incentives to produce certain products in a specified geographic region. Increased competition from these companies, especially in our olefin and refining businesses, could limit our ability to increase product sales prices in response to raw material and other cost increases, or could cause us to reduce product sales prices to compete effectively, which could reduce our profitability. Competitors that have greater financial resources than us may be able to invest significant capital into their businesses, including expenditures for research and development.

In addition, specialty products we produce may become commoditized over time. Increased competition could result in lower prices or lower sales volumes, which would have a negative impact on our results of operations.

Our ability to source raw materials, including crude oil, may be adversely affected by political instability, civil disturbances or other governmental actions.

We obtain a substantial portion of our principal raw materials from sources in North Africa, the Middle East, and South America that may be less politically stable than other areas in which we conduct business, such as Europe or the US.

Recently, increased incidents of civil unrest, including demonstrations which have been marked by violence, have occurred in some countries in North Africa and the Middle East. Some political regimes in these countries are threatened or have changed as a result of such unrest. Political instability and civil unrest could continue to spread in the region and involve other areas. Such unrest, if it continues to spread or grow in intensity, could lead to civil wars, regional conflict, or regime changes resulting in governments that are hostile to countries in which we conduct substantial business, such as Europe, the US, or their respective allies.

We source a large portion of our crude oil from Venezuela. From time to time in the past, the Venezuelan national oil company, PDVSA, has declared itself in a force majeure situation and reduced deliveries of crude oil purportedly based on announced OPEC production cuts. It is impossible to predict how possible changes in governmental policies may affect our sourcing. Any significant reduction in Venezuelan crude oil supplies could negatively impact our ability to procure crude oil, from Venezuela or other sources, on economically advantageous terms. Political instability, civil disturbances and actions by governments in North Africa, the Middle East or South America are likely to substantially increase the price and decrease the supply of feedstocks necessary for our operations, which will have a material adverse effect on our results of operations.

Interruptions of operations at our facilities may result in liabilities or lower operating results.

We own and operate large-scale facilities. Our operating results are dependent on the continued operation of our various production facilities and the ability to complete construction and maintenance projects on schedule. Interruptions at our facilities may materially reduce the productivity and profitability of a particular manufacturing facility, or our business as a whole, during and after the period of such operational difficulties. In the past, we had to shut down plants on the U.S. Gulf Coast, including the temporary shutdown of the Houston Refinery, as a result of hurricanes striking the Texas coast.

In addition, because the Houston Refinery is our only North American refining operation, an outage at the refinery could have a particularly negative impact on our operating results. Unlike our chemical and polymer production facilities, which may have sufficient excess capacity to mitigate the negative impact of lost production at other facilities, we do not have the ability to increase refining production elsewhere in the U.S.

Although we take precautions to enhance the safety of our operations and minimize the risk of disruptions, our operations are subject to hazards inherent in chemical manufacturing and refining and the related storage and transportation of raw materials, products and wastes. These potential hazards include:

•	pipeline leaks and ruptures;

•	explosions;

•	fires;

•	severe weather and natural disasters;

•	mechanical failure;

•	unscheduled downtimes;

•	supplier disruptions;

•	labor shortages or other labor difficulties;

•	transportation interruptions;

•	remediation complications;

•	chemical and oil spills;

•	discharges or releases of toxic or hazardous substances or gases;

•	storage tank leaks;

•	other environmental risks; and

•	terrorist acts.

Some of these hazards may cause severe damage to or destruction of property and equipment and may result in suspension of operations or the shutdown of affected facilities.

Our operations are subject to risks inherent in chemical and refining businesses, and we could be subject to liabilities for which we are not fully insured or that are not otherwise mitigated.

We maintain property, business interruption, product, general liability, casualty and other types of insurance, including pollution and legal liability, that we believe are in accordance with customary industry practices. However, we are not fully insured against all potential hazards incident to our business, including losses resulting from natural disasters, war risks or terrorist acts. Changes in insurance market conditions have caused, and may in the future cause, premiums and deductibles for certain insurance policies to increase substantially and, in some instances, for certain insurance to become unavailable or available only for reduced amounts of coverage. If we were to incur a significant liability for which we were not fully insured, we might not be able to finance the amount of the uninsured liability on terms acceptable to us or at all, and might be obligated to divert a significant portion of our cash flow from normal business operations.

Further, because a part of our business involves licensing polyolefin process technology, our licensees are exposed to similar risks involved in the manufacture and marketing of polyolefins. Hazardous incidents involving our licensees, if they do result or are perceived to result from use of our technologies, may harm our reputation, threaten our relationships with other licensees and/or lead to customer attrition and financial losses. Our policy of covering these risks through contractual limitations of liability and indemnities and through insurance may not always be effective. As a result, our financial condition and results of operation would be adversely affected, and other companies with competing technologies may have the opportunity to secure a competitive advantage.

Certain activities related to a former project raise compliance issues under U.S. law.

We have identified an agreement related to a former project in Kazakhstan under which a payment was made in late 2008 that raises compliance concerns under the U.S. Foreign Corrupt Practices Act (the “FCPA”). We have engaged outside counsel to investigate these activities, under the oversight of a special committee established by the Supervisory Board, and to evaluate internal controls and compliance policies and procedures. We made a voluntary disclosure of these matters to the U.S. Department of Justice in late 2009 and are cooperating fully with that agency. In this respect, we may not have conducted our business in compliance with the FCPA and may not have had policies and procedures in place adequate to ensure compliance. We cannot reasonably estimate any potential penalty that may arise from these matters. We have adopted and are implementing more stringent policies and procedures designed to ensure compliance. We cannot predict the ultimate outcome of these matters at this time since our investigations are ongoing. Violations of these laws could result in criminal and civil liabilities and other forms of relief that could be material to us.

Our non-U.S. operations conduct business in countries subject to U.S. economic sanctions and certain activities raise compliance issues under U.S. law.

Certain of our non-U.S. subsidiaries conduct business in countries subject to U.S. economic sanctions, including Iran. U.S. and EU laws and regulations prohibit certain persons from engaging in business activities, in whole or in part, with sanctioned countries, organizations and individuals.

We have and continue to adopt more significant compliance policies and procedures to ensure compliance with all applicable sanctions laws and regulations. In connection with our continuing review of compliance risks in this area, we made a voluntary disclosure of certain matters to the U.S. Treasury Department and intend to continue cooperating fully with that agency. We cannot at this point in time predict the outcome of this matter because our investigation is ongoing, but there is a risk that we could be subject to civil and criminal penalties.

We have made the decision to terminate all business by the Company and its direct and indirect subsidiaries with the government, entities and individuals in Iran, Syria and Sudan. We have notified our counterparties in these countries of our decision and may be subject to legal actions to enforce agreements with the counterparties. These activities present a potential risk that could subject the Company to private legal proceedings that could be material to us. At this time, we cannot predict the outcome because our withdrawal activities are ongoing.

Our operations could be adversely affected by labor relations.

The vast majority of our employees located in Europe and South America are represented by labor unions and work councils. Approximately 900 of our employees located in North America are represented by labor unions. Of the North American employees, approximately 50% include our employees that are covered by a collective bargaining agreement between Houston Refining LP and the United Steelworkers Union, which expires on January 31, 2012.

Our operations have been in the past, and may be in the future, significantly and adversely affected by strikes, work stoppages and other labor disputes.

We cannot predict with certainty the extent of future costs under environmental, health and safety and other laws and regulations, and cannot guarantee they will not be material.

We may face liability arising out of the normal course of business, including alleged personal injury or property damage due to exposure to chemicals or other hazardous substances at our current or former facilities or chemicals that we manufacture, handle or own. In addition, because our products are components of a variety of other end-use products, we, along with other members of the chemical industry, are subject to potential claims related to those end-use products. Any substantial increase in the success of these types of claims could negatively affect our operating results.

We (together with the industries in which we operate) are subject to extensive national, regional, state and local environmental laws, regulations, directives, rules and ordinances concerning

•	emissions to the air,

•	discharges onto land or surface waters or into groundwater; and

•	the generation, handling, storage, transportation, treatment, disposal and remediation of hazardous substances and waste materials.

Many of these laws and regulations provide for substantial fines and potential criminal sanctions for violations. Some of these laws and regulations are subject to varying and conflicting interpretations. In addition, some of these laws and regulations require us to meet specific financial responsibility requirements. Any substantial liability for environmental damage could have a material adverse effect on our financial condition, results of operations and cash flows.

Although we have compliance programs and other processes intended to ensure compliance with all such regulations, we are subject to the risk that our compliance with such regulations could be challenged. Non-compliance with certain of these regulations could result in the incurrence of additional costs, penalties or assessments that could be material.

Our industry is subject to extensive government regulation, and existing or future regulations may restrict our operations, increase our costs of operations or require us to make additional capital expenditures.

Compliance with regulatory requirements could result in higher operating costs, such as regulatory requirements relating to emissions, the security of our facilities, and the transportation, export or registration of our products. We generally expect that regulatory controls worldwide will become increasingly more demanding, but cannot accurately predict future developments. Increasingly strict environmental laws and inspection and enforcement policies, could affect the handling, manufacture, use, emission or disposal of products, other materials or hazardous and non-hazardous waste. Stricter environmental, safety and health laws, regulations and enforcement policies could result in increased operating costs. Additionally, we are required to have permits for our businesses and are subject to licensing regulations. These permits and licenses are subject to renewal, modification and in some circumstances, revocation. Further, the permits and licenses are often difficult, time consuming and costly to obtain and could contain conditions that limit our operations.

We may incur substantial costs to comply with climate change legislation and regulatory initiatives.

There has been a broad range of proposed or promulgated state, national and international laws focusing on greenhouse gas (“GHG”) reduction. These proposed or promulgated laws apply or could apply in countries where we have interests or may have interests in the future. Laws in this field continue to evolve and, while they are likely to be increasingly widespread and stringent, at this stage it is not possible to accurately estimate either a timetable for implementation or our future compliance costs relating to implementation. Within the framework of EU emissions trading, we were allocated certain allowances of carbon dioxide per year for the affected plants of our European sites for the 2005 to 2007 period. For the second trading period (2008 to 2012), a number of our plants are included in the Europe-wide trading system. We expect to incur additional costs as a result of the existing emissions trading scheme and could incur additional costs in relation to any future carbon or other greenhouse gas emission trading schemes. The costs could be higher to the extent that we decide to sell credits that we need in the future.

In the U.S., the Environmental Protection Agency (the “EPA”) has promulgated federal GHG regulations under the Clean Air Act affecting certain sources. The EPA has issued mandatory GHG reporting requirements which could lead to further obligations. The recent EPA action could be a precursor to further federal regulation of carbon dioxide emissions and other greenhouse gases, and may affect the outcome of other climate change lawsuits pending in United States federal courts in a manner unfavorable to our industry. In any event, additional regulation is likely to be forthcoming at the United States federal level or the state level with respect to GHG emissions, and such regulation could result in the creation of additional costs in the form of taxes or required acquisition or trading of emission allowances.

Compliance with these or other changes in laws, regulations and obligations that create a GHG emissions trading scheme or GHG reduction policies generally could significantly increase our costs or reduce demand for products we produce. Depending on the nature of potential regulations and legislation, any future laws and regulations could result in increased compliance costs or additional operating restrictions, and could have a material adverse effect on our business and results of operations.

Legislation and regulatory initiatives could lead to a decrease in demand for our products.

New or revised governmental regulations and independent studies relating to the effect of our products on health, safety and the environment may affect demand for our products and the cost of producing our products. Initiatives by governments and private interest groups will potentially require increased toxicological testing and risk assessments of a wide variety of chemicals, including chemicals used or produced by us. For example, in the United States, the National Toxicology Program (“NTP”) is a federal interagency program that seeks to identify and select for study chemicals and other substances to evaluate potential human health hazards. In the European Commission, REACh is regulation designed to identify the intrinsic properties of chemical substances, assess hazards and risks of the substances, and identify and implement the risk management measures to protect humans and the environment.

Assessments by the NTP, REACh or similar programs or regulations in other jurisdictions may result in heightened concerns about the chemicals we use or produce and may result in additional requirements being placed on the production, handling, labeling or use of those chemicals. Such concerns and additional requirements could also increase the cost incurred by our customers to use our chemical products and otherwise limit the use of these products, which could lead to a decrease in demand for these products. Such a decrease in demand could have an adverse impact on our business and results of operations.

We operate internationally and are subject to exchange rate fluctuations, exchange controls, political risks and other risks relating to international operations.

We operate internationally and are subject to the risks of doing business on a global level, including fluctuations in currency exchange rates, transportation delays and interruptions, war, terrorist activities, epidemics, pandemics, political and economic instability and disruptions, restrictions on the transfer of funds, the imposition of duties and tariffs, import and export controls, changes in governmental policies, labor unrest and current and changing regulatory environments. Recent demonstrations and popular unrest in portions of the Middle East are examples of these events.

These events could reduce the demand for our products, decrease the prices at which we can sell our products, disrupt production or other operations, require substantial capital and other costs to comply, and/or increase security costs or insurance premiums, all of which could reduce our operating results. In addition, we obtain a substantial portion of our principal raw materials from international sources that are subject to these same risks. Our compliance with applicable customs, currency exchange control regulations, transfer pricing regulations or any other laws or regulations to which we may be subject could be challenged. Furthermore, these laws may be modified, the result of which may be to prevent or limit subsidiaries from transferring cash to us.

Furthermore, we are subject to certain existing, and may be subject to possible future, laws that limit or may limit our activities while some of our competitors may not be subject to such laws, which may adversely affect our competitiveness.

In addition, we generate revenues from export sales and operations that may be denominated in currencies other than the relevant functional currency. Exchange rates between these currencies and functional currencies in recent years have fluctuated significantly and may do so in the future. Future events, which may significantly increase or decrease the risk of future movement in currencies in which we conduct our business, cannot be predicted. We also may hedge certain revenues and costs using derivative instruments to minimize the impact of changes in the exchange rates of those currencies compared to the respective functional currencies. It is possible that fluctuations in exchange rates will result in reduced operating results.

Significant changes in pension fund investment performance or assumptions relating to pension costs may adversely affect the valuation of pension obligations, the funded status of pension plans, and our pension cost.

Our pension cost is materially affected by the discount rate used to measure pension obligations, the level of plan assets available to fund those obligations at the measurement date and the expected long-term rate of return on plan assets. Significant changes in investment performance or a change in the portfolio mix of invested assets may result in corresponding increases and decreases in the valuation of plan assets, particularly equity securities, or in a change of the expected rate of return on plan assets. Any change in key actuarial assumptions, such as the discount rate, would impact the valuation of pension obligations, affecting the reported funded status of our pension plans as well as the net periodic pension cost in the following fiscal years.

Certain of our current pension plans are underfunded. As of December 31, 2010, our pension plans were underfunded by $1,173 million. Any declines in the fair values of the pension plans assets could require additional payments by us in order to maintain specified funding levels.

Our pension plans are subject to legislative and regulatory requirements of applicable jurisdictions, which could include, under certain circumstances, local governmental authority to terminate the plan.

We may be required to record material charges against our earnings due to any number of events that could cause impairments to our assets.

We may be required to reduce production at or idle facilities for extended periods of time or exit certain businesses as a result of the cyclical nature of our industry. Specifically, oversupplies of or lack of demand for particular products or high raw material prices may cause us to reduce production. We may choose to reduce production at certain facilities because we have off-take arrangements at other facilities, which makes any reductions or idling unavailable at those facilities. Any decision to permanently close facilities or exit a business likely would result in impairment and other charges to earnings.

Temporary outages at our facilities can last for several quarters and sometimes longer. These outages could cause us to incur significant costs, including the expenses of maintaining and restarting these facilities. In addition, even though we may reduce production at facilities, we may be required to continue to purchase or pay for utilities or raw materials under take-or-pay supply agreements.

Many of our businesses depend on our intellectual property. Our future success will depend in part on our ability to protect our intellectual property rights, and our inability to do so could reduce our ability to maintain our competitiveness and margins.

We have a significant worldwide patent portfolio of issued and pending patents. These patents, together with proprietary technical know-how, are significant to our competitive position, particularly with regard to PO, performance chemicals, petrochemicals, and polymers, including process technologies such as Spheripol, Spherizone, Hostalen, Spherilene, Lupotech T and Lupotech G and Avant catalyst family technology rights. We rely on the patent, copyright and trade secret laws of the countries in which we operate to protect our investment in research and development, manufacturing and marketing. However, we may be unable to prevent third parties from using our intellectual property without authorization. Proceedings to protect these rights could be costly, and we may not prevail.

The protection afforded by patents varies from country to country and depends upon the type of patent and its scope of coverage. While a presumption of validity exists with respect to patents issued to us, our patents may be challenged, invalidated, circumvented or rendered unenforceable. As patents expire, the products and processes described and claimed under those patents become generally available for use by competitors.

Our continued growth strategy may bring us to regions of the world where intellectual property protection may be limited and difficult to enforce. In addition, patent rights may not prevent our competitors from developing, using or selling products that are similar or functionally equivalent to our products. Moreover, our competitors or other third parties may obtain patents that restrict or preclude our ability to lawfully produce or sell our products in a competitive manner, which could result in significantly lower revenues, reduced profit margins or loss of market share.

We also rely upon unpatented proprietary know-how and continuing technological innovation and other trade secrets to develop and maintain our competitive position. While it is our policy to enter into confidentiality agreements with our employees and third parties to protect our intellectual property, these confidentiality agreements may be breached, may not provide meaningful protection or adequate remedies may not be available. Additionally, others could obtain knowledge of our trade secrets through independent development or other access by legal or illegal means.

The failure of our patents or confidentiality agreements to protect our processes, apparatuses, technology, trade secrets or proprietary know-how could result in significantly lower revenues, reduced profit margins and cash flows and/or loss of market share. We also may be subject to claims that our technology, patents or other intellectual property infringes on a third party’s intellectual property rights. Unfavorable resolution of these claims could result in restrictions on our ability to deliver the related service or in a settlement that could be material to us.

We may not be able to fully or successfully implement our ongoing plans to improve and globally integrate our business processes and functions.

We continue to seek ways to drive greater productivity, flexibility and cost savings. In particular, we are working towards the improvement and global integration of our business processes and functions. As part of these efforts, we have been centralizing certain functions within the Company, implementing new information technology, and integrating our existing information technology systems.

Our ongoing implementation of organizational improvements is made more difficult by our need to coordinate geographically dispersed operations. Inabilities and delays in implementing improvements can negatively affect our ability to realize projected or expected cost savings. In addition, the process of organizational improvements may cause interruptions of, or loss of momentum in, the activities of the Company’s businesses. It may also result in the loss of personnel or other labor issues. These issues, as well as any information technology systems failures, also could impede our ability to timely collect and report financial results in accordance with applicable laws and regulations.

Shared control or lack of control of joint ventures may delay decisions or actions regarding the joint ventures.

A portion of our operations are conducted through joint ventures, where control may be exercised by or shared with unaffiliated third parties. We cannot control the actions of our joint venture partners, including any nonperformance, default or bankruptcy of joint venture partners. The joint ventures that we do not control may also lack adequate internal controls systems.

In the event that any of our joint venture partners do not observe their obligations, it is possible that the affected joint venture would not be able to operate in accordance with our business plans. As a result, we could be required to increase our level of commitment in order to give effect to such plans. Differences in views among the joint venture participants also may result in delayed decisions or in failures to agree on major matters, potentially adversely affecting the business and operations of the joint ventures and in turn our business and operations.

Litigation or governmental proceedings could result in material adverse consequences, including judgments or settlements.

We are involved in civil litigation in the ordinary course of our business and from time-to-time are involved in governmental proceedings relating to the conduct of our business. The timing of the final resolutions to these types of matters is often uncertain. Additionally, the possible outcomes or resolutions to these matters could include adverse judgments or settlements, either of which could require substantial payments, adversely affecting our liquidity and earnings.

Our capital requirements could limit or cause us to change our growth and development plans.

At December 31, 2010, we have approximately $6.1 billion of total consolidated debt. Our debt and the limitations imposed on us by our financing arrangements could:

•	require us to dedicate a substantial portion, or all, of our cash flow from operations to payments of principal and interest on our debt;

•	make us more vulnerable during downturns , which could limit our ability to take advantage of significant business opportunities and react to changes in our business and in market or industry conditions; and

•	put us at a competitive disadvantage relative to competitors that have less debt.

If our cash flow from operations and capital resources were reduced, we may be forced to reduce or delay investments and capital expenditures or other planned uses of our cash due to our substantial debt service obligations. We could choose to sell assets, seek additional capital or restructure or refinance our indebtedness, but there can be no assurances that we would be able to do so on terms we deem acceptable, if at all. Additionally, our debt instruments may limit our ability to effect such actions.

Our debt or other financing arrangements contain a number of restrictive covenants that impose operating and financial restrictions on us. There also is a minimum fixed charge coverage ratio contained in our U.S. ABL Facility that is applicable if availability under the facility falls below certain levels. We currently are in compliance with all of our restrictive and financial covenants; however, the ability to meet financial requirements can be affected by events beyond our control and, over time, these covenants may not be satisfied.

A breach of covenants of or the failure to pay principal and interest when due under our debt or other financing could result in a default or cross-default under all or some of those instruments. Any such default could result in an acceleration of all amounts outstanding under all facilities, and could relieve counterparties of their obligations to fund or otherwise make advances. Without waivers from the parties to our financing arrangements, any such default would have a material adverse effect on our ability to continue to operate.

A substantial portion of our shares are owned by a few persons, and their interests in LyondellBasell Industries N.V. may conflict with other stakeholders’ interests.

Three shareholders collectively own approximately 52% of our outstanding ordinary shares. Under Dutch law, there are no quorum requirements for shareholder voting and most matters are approved or adopted by a majority of votes cast. As a result, as long as these shareholders or any other substantial shareholder own, directly or indirectly, a substantial portion of our outstanding shares, they will be able to significantly influence all matters requiring shareholder approval, including amendments to our Articles of Association, the election of directors, significant corporate transactions, dividend payments and other matters. These shareholders may have interests that conflict with other shareholders and actions may be taken that other shareholders do not view as beneficial.

Additionally, each of these three shareholders is party to a nomination agreement that entitles the shareholder cause our Supervisory Board to nominate for election members to our Supervisory Board for so long as the shareholder owns specified percentages of our ordinary shares.

We are subject to Dutch law and the rights of our ordinary shareholders may be different from those rights associated with companies governed by other laws.

As a result of being organized under the laws of The Netherlands, our corporate structure as well as the rights and obligations of our ordinary shareholders may be different from the rights and obligations of shareholders in companies incorporated in other jurisdictions. Resolutions of the general meeting of shareholders may be taken with majorities different from the majorities required for adoption of equivalent resolutions in, for example, Delaware companies. Additionally, like other Dutch companies, our articles of association and our board charter contain control-enhancing rights that may have the effect of preventing, discouraging or delaying a change of control.

If we were classified as a controlled foreign corporation, any 10% U.S. shareholders may be responsible for U.S. income taxes on a pro-rata share of our income.

If the sum of the percentage ownership held by all of our 10% U.S. shareholders (as determined under the Internal Revenue Code of 1986, as amended (“IRC”)) exceeds 50% of our ordinary shares, we would be classified as a controlled foreign corporation for U.S. federal income tax purposes. In the event such a classification were made, all 10% U.S. shareholders would be subject to taxation under Subpart F of the IRC, which could require such 10% U.S. shareholders to pay U.S. federal income taxes on a pro rata portion of our income, even in the absence of any distribution of such income.

Based on information currently available to us, we do not believe we are a controlled foreign corporation at this time.

U.S. anti-inversion rules may apply to LyondellBasell Industries N.V. resulting in certain adverse U.S. federal income tax consequences.

The United States Internal Revenue Service (“IRS”) could seek to apply Section 7874 of the IRC to treat LyondellBasell Industries N.V. as a U.S. corporation for U.S. federal income tax purposes or, alternatively, it could seek to impose U.S. federal income tax on certain income of our U.S. subsidiaries. Such an application would be based upon the value of stock issued in our emergence from Chapter 11 that the former creditors and shareholders of our top U.S. holding company and its direct and indirect subsidiaries received by reason of holding claims against those entities.

Treatment as a U.S. corporation could result in significantly increased U.S. federal income tax liability to us. Application of the alternative could impose U.S. federal income tax on our U.S. subsidiaries.

Although no assurance can be given that the IRS would not take a contrary position regarding Section 7874’s application or that such position, if asserted, would not be sustained, we believe that the stock issued in connection with our emergence from the Bankruptcy Cases that is attributable to the value of the claims against our companies outside the U.S. Group makes a Section 7874 inapplicable to us. In addition, we believe that strong arguments can be made that Section 7874 should not in any event apply to us because of the substantial business activities that we and our affiliates conduct and have historically conducted in The Netherlands.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 3.	LEGAL PROCEEDINGS

Bankruptcy Proceedings

On January 6, 2009, certain of LyondellBasell AF S.C.A.’s indirect U.S. subsidiaries, including Lyondell Chemical Company, and its German indirect subsidiary, Germany Holdings, voluntarily filed for protection under Chapter 11 in the Bankruptcy Court. In April and May of 2009, LyondellBasell AF and certain other subsidiaries filed voluntary petitions for relief under Chapter 11 in the Bankruptcy Court. The Bankruptcy Cases were filed in response to a sudden loss of liquidity in the last quarter of 2008. The debtors operated their businesses and managed their properties as debtors in possession during the Bankruptcy Cases. In general, this means that the Debtors operated in the ordinary course without Bankruptcy Court intervention. Bankruptcy Court approval was required, however, where the debtors sought authorization to engage in certain transactions not in the ordinary course of business.

We emerged from bankruptcy on April 30, 2010. As of that date, all assets of the debtor entities vested in the reorganized debtor entities free and clear of all claims, liens, encumbrances, charges, and other interests, except as provided in the Plan of Reorganization or the confirmation order entered on April 23, 2010 (the “Confirmation Order”). Except as otherwise expressly provided in the Plan of Reorganization or in the Confirmation Order, on April 30, 2010, each holder of a claim or equity interest is deemed to have forever waived, released, and discharged the debtor entities and the reorganized debtor entities, to the fullest extent permitted by law, of and from any and all claims, equity interests, rights, and liabilities that arose prior to the confirmation date.

BASF Lawsuit

On April 12, 2005, BASF filed a lawsuit against Lyondell Chemical in the Superior Court of New Jersey, Morris County, asserting various claims relating to alleged breaches of a propylene oxide toll manufacturing contract and seeking damages in excess of $100 million. Lyondell Chemical denied breaching the contract and argued that at most it owed BASF nothing more than a refund of $22.5 million, which it has paid. On

August 13, 2007, a jury returned a verdict in favor of BASF in the amount of approximately $170 million (inclusive of the $22.5 million refund). On October 3, 2007, the judge in the state court case determined that prejudgment interest on the verdict amounted to $36 million and issued a final judgment. Lyondell Chemical appealed the judgment and has posted an appeal bond, which is collateralized by a $200 million letter of credit.

On April 21, 2010, oral arguments in the appeal were held before the Appellate Division and, on December 28, 2010, the judgment was reversed and the case remanded. The parties have filed motions with the Bankruptcy Court for a determination as to whether the case will proceed in the Bankruptcy Court or New Jersey state court. We do not expect the ultimate resolution of this matter to have a material adverse effect on our consolidated financial position, liquidity, or results of operations, although it is possible that any such resolution could have a material adverse effect on our results of operation for any period in which a resolution occurs.

Access Indemnity Demand

On December 20, 2010, one of our subsidiaries received demand letters from affiliates of Access Industries (collectively, “Access”), a more than five percent shareholder of the Company. We conducted an initial investigation of the facts underlying the demand letters and engaged in discussions with Access. We requested that Access withdraw its demands with prejudice and, on January 17, 2011, Access declined to withdraw the demands, with or without prejudice.

Specifically, Access affiliates Nell Limited (“Nell”) and BI S.á.r.l. (“BI”) have demanded that LyondellBasell Industries Holdings B.V., a wholly-owned subsidiary of the Company (“LBIH”), indemnify them and their shareholders, members, affiliates, officers, directors, employees and other related parties for all losses, including attorney’s fees and expenses, arising out of a pending lawsuit styled Edward S. Weisfelner, as Litigation Trustee of the LB Litigation Trust v. Leonard Blavatnik, et al., Adversary Proceeding No. 09-1375 (REG), in the United States Bankruptcy Court, Southern District of New York.

In the Weisfelner lawsuit, the plaintiffs seek to recover damages from numerous parties, including Nell, Access and its affiliates. The damages sought from Nell, Access and its affiliates include, among other things, the return of all amounts earned by them related to their acquisition of shares of Lyondell Chemical Company prior to its acquisition by Basell AF S.C.A. in December 2007, distributions by Basell AF S.C.A. to its shareholders before it acquired Lyondell Chemical Company, and management and transaction fees and expenses. We cannot at this time determine the amount of liability, if any, that may be sought from LBIH by way of indemnity if a judgment is rendered or a settlement is paid in the Weisfelner lawsuit.

Nell and BI have also demanded that LBIH pay $50 million in management fees for the years 2009 and 2010 and that LBIH pay other unspecified amounts relating to advice purportedly given in connection with financing and other strategic transactions.

Nell and BI assert that LBIH’s responsibility for indemnity and the claimed fees and expenses arises out of a management agreement entered into on December 11, 2007, between Nell and Basell AF S.C.A. They assert that LBIH, as a former subsidiary of Basell AF S.C.A., is jointly and severally liable for Basell AF S.C.A.’s obligations under the agreement, notwithstanding that LBIH was not a signatory to the agreement and the liabilities of Basell AF S.C.A., which was a signatory, were discharged in the LyondellBasell bankruptcy proceedings.

We do not believe that the management agreement is in effect or that the Company, LBIH, or any other Company-affiliated entity owes any obligations under the management agreement. We intend to defend vigorously any proceedings, claims or demands that may be asserted.

Environmental Matters

From time to time we and our joint ventures receive notices or inquiries from federal, state or local governmental entities regarding alleged violations of environmental laws and regulations pertaining to, among other things, the disposal, emission and storage of chemical and petroleum substances, including hazardous wastes. Item 103 of the SEC’s Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and the proceedings involve potential monetary sanctions that we reasonably believe could exceed $100,000. The following matters pending as of December 31, 2010 are disclosed in accordance with that requirement:

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

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our capital was issued effective April 30, 2010 in connection with our emergence from bankruptcy proceedings. Our shares have traded on the New York Stock Exchange, under the symbol “LYB,” since October 14, 2010. From April 30, 2010 until October 13, 2010, our shares they were quoted in the Pink OTC Markets, Inc. (the “Pink Sheets”) under the symbols “LALLF” and “LBLLF.” The following table sets forth the range of the high and low per share sales prices for our shares as reported on the NYSE since October 14, 2010 and on the Pink Sheets from April 30, 2010 through October 13, 2010.

2010	High	Low

April 30, 2010 — June 30, 2010	$23.25	$16.15
Third Quarter	23.95	14.86
Fourth Quarter	34.54	23.71
2011
First Quarter (through March 15, 2011)	$40.90	$34.56

On March 15, 2011, the closing price of our stock on the NYSE was $38.28. As of March 15, 2011, we had approximately 3,700 shareholders, based on the number of record holders on that date.

On April 30, 2010, when our capital was issued, we had both class A and class B shares. The two classes were identical in all respects, other than a liquidation preference on the class B shares of an amount equal to $10.61 per share after payments to our creditors and certain supermajority voting rights with respect to transactions that would cause the class B shares to be purchased, converted or exchanged at a value less than $10.61 per share. The class B shares were convertible upon request of holders into class A shares on a one-for-one basis. Additionally, our Articles of Association provided that on the first day on which the closing price per share exceeded $21.22 for 45 consecutive trading days in a 60 day period (provided that the threshold was met on each of the first and last day of the 60 day period), the class B shares would automatically, and without further action of the holders thereof, convert to class A shares. At the close of business on December 6, 2010, all class B shares converted to class A shares pursuant to the automatic conversion provision.

We have not yet paid any dividends on our shares. The payment of dividends in the future will be subject to the requirements of Dutch law and the discretion of our shareholders (in the case of annual dividends), our Management Board and Supervisory Board. The declaration of any future cash dividends and, if declared, the amount of any such dividends, will depend upon general business conditions, our financial condition, our earnings and cash flow, our capital requirements, financial covenants and other contractual restrictions on the payment of dividends or distributions.

We are a holding company and all of our operations are conducted through our subsidiaries. Consequently, we will rely on dividends or advances from our subsidiaries to fund any dividends. The ability of our operating subsidiaries to pay dividends is subject to applicable local law. These laws could limit the payment of dividends and distributions to us, which would restrict our ability to pay dividends in the future. Additionally, our financing arrangements include restrictive covenants that currently limit payments to shareholder in the form of dividends and share repurchases on an annual basis to $50 million plus 1.75% of net tangible assets. Beginning in the second quarter of 2012, this amount is increased by a percentage of net income earned by the Company.

We have not repurchased any of our shares.

The graph below shows the relative investment performance of LyondellBasell Industries shares, the S&P 500 Chemicals Index and the S&P 500 Index since April 30, 2010, the first date on which we had issued capital as a publicly traded company. The graph assumes that $100 was invested on April 30, 2010 and the reinvestment of any dividends at date of payment. The graph is presented pursuant to SEC rules and is not meant to be an indication of our future performance.

Comparison of Cumulative Total Return

	As of the End of the Following Months Ended 2010
	April	May	June	July	August	September	October	November	December

LyondellBasell Industries	$100	$79.69	$72.42	$80.72	$91.93	$107.17	$120.45	$130.99	$154.26
S&P 500 Index	$100	$92.02	$87.20	$93.31	$89.10	$97.05	$100.74	$100.75	$107.49
S&P 500 Chemicals Index	$100	$89.16	$83.42	$96.35	$93.49	$99.91	$108.06	$108.52	$117.58

Recent Sales of Unregistered Securities

As of April 30, 2010, the date of the emergence from bankruptcy proceedings, we:

•	issued 300,000,000 shares to eligible holders of certain claims against our predecessor, LyondellBasell AF, and its subsidiaries;

•	issued 263,901,979 shares in connection with a rights offering that gave certain claim holders the right to subscribe for shares at a price of $10.61 per share; and

•	issued warrants to purchase 11,508,204 shares with an exercise price of $15.90 per share.

On April 23, 2010, the Bankruptcy Court entered a final order that the offering, issuance, and distribution of any securities contemplated by the Plan of Reorganization, including the issuances described above and the issuance of shares upon exercise of the warrants, shall be exempt from the registration requirements of

Section 5 of the Securities Act and any other applicable law requiring registration or qualification prior to the offering, issuance, distribution, or sale of securities. An aggregate of 2,326,676 shares have been issued upon exercise of warrants.

Additionally, up to 22,000,000 shares are authorized for issuance to employees and directors of LyondellBasell Industries N.V. and its subsidiaries pursuant to our incentive plan. Pursuant to LyondellBasell Industries N.V.’s 2010 Long-Term Incentive Plan, and effective as of April 30, 2010, we issued Mr. Gallogly 1,771,794 shares of restricted stock. The restricted shares vest on the fifth anniversary of the date of Mr. Gallogly’s employment agreement of May 14, 2009. We have issued an additional 2,036,582 restricted stock units to certain senior level employees and members of the Supervisory Board. The employee restricted stock units vest, subject to earlier forfeiture, on the fifth anniversary of the date of grant. Each of the directors’ restricted stock unit awards vest on June 30 in the year of the expiration of his term as a director, which is 2011, 2012 or 2013. All of these issuances were compensatory in nature and made without cost to the employees or directors.

Effective April 30, 2010, we issued Mr. Gallogly options to purchase 5,639,020 shares at an exercise price of $17.61 per share. The options vest in equal annual increments over the five year period beginning May 14, 2009. We have issued additional options to purchase up to 3,087,573 shares to certain senior level employees at exercise prices ranging from $16.45 to $26.75 per share. In each case, the exercise price is equal to the fair market value of our shares on the date of grant. These stock options vest in three equal annual increments, beginning on the second anniversary of the date of grant. The grants of the stock options were compensatory in nature and made without cost to the employees.

The grants of the restricted stock units and the stock options were made from time to time between April 30 and December 31, 2010.

These grants were made in reliance on Section 4(2) and Rule 701 of the Securities Act related to securities issued not involving a public offering and pursuant to certain compensatory benefit plans and contracts or are deemed to not be sales of securities under Section 2 of the Securities Act.

Item 6.	SELECTED FINANCIAL DATA

See Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of factors that will enhance an understanding of this data.

The following selected financial data of the Company and its predecessor, LyondellBasell AF S.C.A. (“LyondellBasell AF”) should be read in conjunction with the Consolidated Financial Statements and related notes thereto and “— Management’s Discussion and Analysis of Financial Condition and Results of Operations,” below. The selected financial data of the Company and the Predecessor were derived from their audited consolidated financial statements. Those financial statements were prepared from the books and records of LyondellBasell AF for periods through April 30, 2010 and of the Company upon emergence from bankruptcy after that date. As discussed elsewhere in this annual report on Form 10-K, we became the successor parent holding company of the subsidiaries of LyondellBasell AF and the reporting entity upon completion of the bankruptcy proceedings. Financial information is reported for the Company as the successor on a basis different from financial information of the predecessor, LyondellBasell AF. As a result of the application of fresh-start accounting and restructuring activities pursuant to the Plan of Reorganization, the Successor period is not comparable to the Predecessor period.

	Successor	Predecessor
	May 1	January 1
	through	through
	December 31,	April 30,	For the Year Ended December 31,
	2010	2010	2009	2008	2007(a)	2006
In millions of dollars
Results of Operations Data:
Sales and other operating revenues	$27,684	$13,467	$30,828	$50,706	$17,120	$13,175
Interest expense	(545)	(713)	(1,795)	(2,476)	(353)	(332)
Income (loss) from equity investments(b)	86	84	(181)	38	162	130
Income (loss) from continuing operations(c)	1,516	8,506	(2,872)	(7,343)	661	396
Earnings per share from continuing operations:
Basic	2.68
Diluted	2.67
Income (loss) from discontinued operations, net of tax	64	(2)	1	15	—	—
Earnings per share from discontinued operations:
Basic	0.11
Diluted	0.11
Balance Sheet Data:
Total assets	25,494		27,761	28,651	39,728	9,549
Short-term debt	42		6,182	774	2,415	779
Long-term debt(d)	6,040		802	23,195	22,000	3,364
Cash and cash equivalents	4,222		558	858	560	830
Accounts receivable	3,747		3,287	2,585	4,165	2,041
Inventories	4,824		3,277	3,314	5,178	1,339
Working capital	5,810		4,436	3,237	5,019	1,900
Liabilities subject to compromise	—		22,494	—	—	—

	Successor	Predecessor
	May 1	January 1
	through	through
	December 31,	April 30,	For the Year Ended December 31,
	2010	2010	2009	2008	2007(a)	2006
In millions of dollars
Cash Flow Data:
Cash provided by (used in):
Operating activities	2,957	(936)	(787)	1,090	1,180	1,034
Investing activities	(312)	(213)	(611)	(1,884)	(11,899)	(535)
Expenditures for property, plant and equipment	(466)	(226)	(779)	(1,000)	(411)	(263)
Financing activities	(1,194)	3,315	1,101	1,083	10,416	(190)

(a)	Results of operations and cash flow data reflect the acquisition of Lyondell Chemical from December 21, 2007. Balance sheet data include Lyondell Chemical balances as of December 31, 2007. Results of operations and cash flow data for the year ended December 31, 2006 do not reflect Lyondell Chemical, and balance sheet data as of December 31, 2006 does not reflect Lyondell Chemical.

(b)	Loss from equity investments for the year ended December 31, 2009 includes pre-tax charges of $228 million for impairment of the carrying value of our investments in certain joint ventures.

(c)	Income from continuing operations for the eight months ended December 31, 2010 and the four months ended April 30, 2010, respectively, included an after-tax charge of $15 million and after-tax income of $8,640 million related to reorganization items. Loss from continuing operations for the year ended December 31, 2009 included after-tax charges of $1,925 million related to reorganization items and $11 million for impairments of goodwill and other assets and $228 million for the impairment of the carrying value of our investments in certain joint ventures, partially offset by $78 million of involuntary conversion gains related to insurance proceeds for damages sustained in 2005 at a polymers plant in Münchsmünster, Germany. Loss from continuing operations for the year ended December 31, 2008 included after-tax charges of $4,982 million related to the impairment of goodwill, $816 million to adjust the value of inventory to market value and $146 million, primarily for impairment of the carrying value of the Berre Refinery, all of which were partially offset by $51 million of involuntary conversion gains related to insurance proceeds for damages sustained at the Münchsmünster polymers plant. Income from continuing operations for the year ended December 31, 2007 included after-tax benefits of $130 million from the $200 million break-up fee related to a proposed merger with the Huntsman group, partially offset by after tax-charges of $95 million related to the in-process research and development acquired in the acquisition of Lyondell Chemical, and $13 million related to asset impairments of the carrying value of a plant in Canada and capitalized engineering costs for a new polymers plant in Germany. Income from continuing operations for the year ended December 31, 2006 included after-tax asset impairment charges of $27 million primarily for goodwill related to a 2005 acquisition of an ethylene business in France. After-tax amounts included herein generally have been tax effected using the U.S. statutory rate of 35%.

(d)	Includes current maturities of long-term debt.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

This discussion should be read in conjunction with the information contained in our Consolidated Financial Statements, and the notes thereto contained elsewhere in this report. When we use the terms “we,” “us,” “our” or similar words in this discussion, unless the context otherwise requires, we are referring to LyondellBasell Industries N.V. and its consolidated subsidiaries. We also refer to the Company as “LyondellBasell N.V.,” the “Successor Company,” and the “Successor.”

In addition to comparisons of current operating results with the same period in the prior year, we have included, as additional disclosure, certain “trailing quarter” comparisons of fourth quarter 2010 operating results to third quarter 2010 operating results. Our businesses are highly cyclical, in addition to experiencing some less significant seasonal effects. Trailing quarter comparisons may offer important insight into current business direction.

References to industry benchmark prices or costs, including the weighted average cost of ethylene production, are generally to industry prices and costs reported by CMAI, except that references to industry benchmarks for refining and oxyfuels market margins are to industry prices reported by Platts, a reporting service of The McGraw-Hill Companies and crude oil and natural gas benchmark price references are to Bloomberg.

OVERVIEW

Our performance is driven by, among other things, global economic conditions generally and their impact on demand for our products, raw material and energy prices, and industry-specific issues, such as production capacity. Our businesses are subject to the cyclicality and volatility seen in the chemicals and refining industries generally.

EMERGENCE FROM CHAPTER 11 PROCEEDINGS

Bankruptcy Filing — On January 6, 2009, certain of LyondellBasell AF’s U.S. subsidiaries and one of its European holding companies, Basell Germany Holdings GmbH (“Germany Holdings” and collectively, the “Initial Debtors”) filed voluntary petitions for relief under chapter 11 of the U.S. Bankruptcy Code. In addition, voluntary petitions for relief under chapter 11 of the U.S. Bankruptcy Code were filed by LyondellBasell AF and its General Partner, LyondellBasell AF GP S.à.r.l. on April 24, 2009 and by thirteen additional U.S. subsidiaries on May 8, 2009 (collectively with the Initial Debtors, the “Debtors”). All 94 of these cases (the “Bankruptcy Cases”) were jointly administered under the caption “In re Lyondell Chemical Company, et al,” and the Debtors operated their businesses and managed their properties as “debtors-in-possession” under the jurisdiction of the U.S. Bankruptcy Court and in accordance with the applicable provisions of the U.S. Bankruptcy Code and orders of the U.S. Bankruptcy Court.

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

Plan of Reorganization — LyondellBasell N.V. became the successor parent holding company for the subsidiaries of LyondellBasell AF after completion of the Bankruptcy Cases. LyondellBasell N.V. is a company with limited liability (Naamloze Vennootschap) incorporated under Dutch law by deed of incorporation dated October 15, 2009. LyondellBasell AF, which was the predecessor parent holding company, is no longer part of the consolidated LyondellBasell group subsequent to the Emergence Date.

Under the Plan of Reorganization, the organizational structure of the Company in North America was simplified by the removal of 90 legal entities. The ultimate ownership of 49 of these entities (identified as Schedule III Debtors in the Plan of Reorganization) was transferred to a new owner, the Millennium Custodial Trust, a trust established for the benefit of certain creditors, and these entities are no longer part of LyondellBasell N.V. In addition, certain real properties owned by the Debtors, including the Schedule III Debtors, were transferred to the Environmental Custodial Trust, which now owns and is responsible for these properties. Any associated liabilities of the entities transferred to and owned by the Millennium Custodial Trust are the responsibility of those entities and claims regarding those entities will be resolved solely using their assets and the assets of the trust. In total, $250 million of cash was used to fund the two trusts, including approximately $80 million for the Millennium Custodial Trust and approximately $170 million for the

Environmental Custodial Trust and to make certain direct payments to the Environmental Protection Agency and certain state environmental agencies.

Pursuant to the Plan of Reorganization, administrative and priority claims, as well as the new money debtor-in-possession (“DIP”) financing that had been incurred during the bankruptcy proceedings were repaid in full. The lenders of certain DIP loans representing a dollar-for-dollar roll-up or conversion of previously outstanding senior secured loans (“DIP Roll-up Notes”) received Senior Secured 11% Notes in the same principal amount as the DIP Roll-up Notes. Holders of senior secured claims received a combination of LyondellBasell N.V. class A ordinary shares; rights to purchase class B ordinary shares of LyondellBasell N.V.; LyondellBasell N.V. warrants to purchase class A ordinary shares; and cash in exchange for their claims. Pursuant to the Amended Lender Litigation Settlement approved by the U.S. Bankruptcy Court on March 11, 2010, allowed general unsecured claims received a combination of cash and class A ordinary shares of LyondellBasell N.V.

See “Liquidity and Capital Resources” below for a discussion of the emergence financing.

Tax Impact of Reorganization — Under the Plan of Reorganization, LyondellBasell AF’s pre-petition debt securities, revolving credit facility and other obligations were extinguished. Absent an exception, a debtor recognizes cancellation of indebtedness income (“CODI”) upon discharge of its outstanding indebtedness for an amount of consideration that is less than its adjusted issue price. The Internal Revenue Code of 1986, as amended (“IRC”), provides that a debtor in a bankruptcy case may exclude CODI from income, but must reduce certain of its tax attributes by the amount of any CODI realized as a result of the consummation of a plan of reorganization. The amount of CODI realized by a taxpayer is the adjusted issue price of any indebtedness discharged less the sum of (i) the amount of cash paid, (ii) the issue price of any new indebtedness issued and (iii) the fair market value of any other consideration, including equity, issued. As a result of the market value of our equity on the Emergence Date, the estimated amount of CODI exceeded the estimated amount of its tax attributes by approximately $7,433 million. The actual reduction in tax attributes does not occur until the first day of the subsequent tax year, or January 1, 2011.

As a result of tax attribute reduction, we do not expect to retain any U.S. net operating loss carryforwards, alternative minimum tax credits or capital loss carryforwards. In addition, we expect that most, if not all, of our tax basis in depreciable assets will be eliminated. Accordingly, it is expected that our liability for U.S. income taxes in future periods will reflect these adjustments and our estimated cash tax liabilities for the years following 2010 will be significantly higher than in 2009 or 2010. This situation may be somewhat postponed by the temporary bonus depreciation provisions contained in the Job Creation Act of 2010, which allows current year expensing for certain qualified acquisitions.

The Company recorded its adjusted taxes in fresh-start accounting without adjustment for estimated changes of tax attributes that could occur from May 1, 2010 to January 1, 2011, the date of actual reduction of tax attributes. Any adjustment to our tax attributes as a result of events or transactions that occurred during the period from May 1, 2010 to December 31, 2010 was reflected in the earnings of the Successor Company.

IRC Sections 382 and 383 provide an annual limitation with respect to the ability of a corporation to utilize its tax attributes, as well as certain built-in-losses, against future U.S. taxable income in the event of a change in ownership. The emergence from chapter 11 proceedings is considered a change in ownership for purposes of IRC Section 382. The limitation under the IRC is based on the value of the corporation as of the Emergence Date. We do not expect that the application of these limitations will have a material affect upon our U.S. federal income tax liabilities. Germany has similar provisions that preclude the use of certain tax attributes generated prior to a change of control. As of the Emergence Date, the Company had tax benefits associated with excess interest expense carryforwards of $16 million in Germany that were eliminated as a result of the emergence. The reversal of tax benefits associated with the loss of these carryforwards is reflected in the Predecessor period.

Our current and future provisions for income taxes are significantly impacted by the initial recognition of, and changes in, valuation allowances in certain countries and are dependent upon future earnings and earnings sustainability in those jurisdictions. Consequently, our effective tax rate of 10.1% in the Successor period is not indicative of future effective tax rates.

Financial Information — Following the completion of the Bankruptcy Cases, LyondellBasell AF’s equity interests in its indirect subsidiaries terminated and LyondellBasell N.V., the successor holding company, now owns and operates, directly and indirectly, substantially the same business owned and operated by LyondellBasell AF prior to emergence from bankruptcy. For accounting purposes, the operations of LyondellBasell AF are deemed to have ceased on April 30, 2010 and LyondellBasell N.V. is deemed to have begun operations on that date. Effective May 1, 2010, we adopted fresh-start accounting. References in the following discussions to the “Company” for periods prior to April 30, 2010, the Emergence Date, are to the Predecessor Company and, for periods after the Emergence Date, to the Successor Company.

The accompanying consolidated financial statements present separately the period prior to April 30, 2010 and the period after emergence from bankruptcy to recognize the application of fresh-start accounting. Management believes that combining the Successor and Predecessor periods for the year ended December 31, 2010, which is a non-GAAP presentation, provides a more meaningful comparison of the 2010, 2009 and 2008 results of operations and cash flows when considered with the effects of fresh-start accounting described below. As a result, we have combined the periods in our discussion to enable a more meaningful analysis of year over year results. The effects of fresh-start accounting are specifically addressed throughout the discussion to ensure a proper analysis. References in the following discussion to results for the year ended December 31, 2010 are to the combined Successor and Predecessor periods unless otherwise specifically described as Successor or Predecessor.

The primary impacts of our reorganization pursuant to the Plan of Reorganization and the adoption of fresh-start accounting on our results of operations are as follows:

Inventory — We adopted the last in, first out (“LIFO”) method of accounting for inventory upon implementation of fresh-start accounting. Prior to the emergence from bankruptcy, LyondellBasell AF used both the first in, first out (“FIFO”) and LIFO methods of accounting to determine inventory cost. For purposes of evaluating segment results, management reviewed operating results for LyondellBasell AF determined using current cost, which approximates results using the LIFO method of accounting for inventory. Subsequent to the Emergence Date, our operating results are reviewed using the LIFO method of accounting for inventory. While determining the impact of the adoption of LIFO on predecessor periods is not practicable, we believe that the current cost method used by the Predecessor for segment reporting is similar to LIFO and the current cost method would have resulted in a decrease of cost of sales of $29 million for the twelve months ended December 31, 2009.

In addition, on April 30, 2010, pursuant to ASC Topic 852, Reorganizations, we recorded inventory at fair value. The increase in inventory of $1,297 million was primarily in the U.S. and was largely driven by the price of crude oil. The decline of the per barrel benchmark price of crude oil from $86.15 at April 30, 2010 to $75.63 at June 30, 2010 contributed to a $333 million lower of cost or market charge in the second quarter 2010, primarily to our raw materials and finished goods inventory. In the third quarter 2010, lower market prices, primarily for polypropylene, resulted in an additional $32 million lower of cost or market charge to adjust the value of our finished goods inventory to market. During the fourth quarter 2010, we recorded a $323 million non-cash credit to reflect the market price recovery of WTI crude oil, substantially offsetting the second quarter 2010 lower of cost or market adjustment to our raw materials inventory. The effect of these adjustments to the value of our inventory is reflected in cost of sales for the Successor period.

Depreciation and amortization expense — Depreciation and amortization expense is lower in the Successor period as a result of our revaluation of assets for fresh-start accounting. For additional information on the revaluation of assets, see Note 4 to the Consolidated Financial Statements. Depreciation and amortization as reported for all periods presented is as follows:

	Successor	Predecessor
	May 1	January 1
	through	through	For the Twelve Months Ended
	December 31,	April 30,	December 31,
	2010	2010	2009	2008
Millions of dollars
Cost of sales:
Depreciation	$394	$464	$1,412	$1,493
Amortization	142	75	293	356
Research and development expenses:
Depreciation	11	8	24	23
Selling, general and administrative expenses:
Depreciation	11	18	45	39

	$558	$565	$1,774	$1,911

Interest expense — Lower interest expense in the Successor period was largely driven by the discharge or repayment of debt, upon which interest was accruing during the bankruptcy, through the Company’s reorganization on April 30, 2010 pursuant to the Plan of Reorganization, partially offset by interest expense on the new debt incurred as part of the emergence from bankruptcy.

	Successor	Predecessor
	May 1	January 1
	through	through	For the Twelve Months
	December 31,	April 30,	Ended December 31,
	2010	2010	2009	2008
Millions of dollars
Interest expense	$545	$713	$1,795	$2,476

Overview of Results of Operations

2010 Versus 2009 — Global market conditions in 2010 improved from the weak conditions experienced throughout most of 2009 as demand in the durable goods sector, particularly the automotive markets, was higher than in 2009. As a result, demand and operating rates were higher in 2010 than in 2009. In addition, certain of our business segments benefited from planned and unplanned competitor operating disruptions, particularly during the second quarter 2010.

Excluding the impacts of fresh-start accounting discussed above in “— Emergence from Chapter 11 Proceedings,” operating results in 2010 generally reflected higher product margins and higher sales volumes compared to 2009. Reliable operations and the effect of industry supply disruptions resulted in higher product margins and higher sales volumes in the O&P-Americas business segment. Higher operating results in the O&P-EAI and the I&D businesses were primarily a reflection of higher sales volumes and higher product margins due to improvement in the durable goods markets, especially the automotive market. The Refining and Oxyfuels business segment results were higher in 2010 primarily due to higher refining margins at the Houston refinery. Lower licensing revenue contributed to lower results in the Technology segment.

2009 Versus 2008 — Although global market conditions in 2009 improved compared to late 2008, compared to the full year 2008, market conditions in 2009 were significantly weaker. Demand was particularly weak in durable goods market sectors, including housing and automotive markets. Similarly, while industry operating rates and sales volumes improved during the course of 2009 compared to late 2008, for the full year 2009, they were below the levels experienced for the full year 2008, despite the significant decline in business activity late in 2008.

Refining margins were significantly lower in 2009 as a result of weak demand for distillates, such as diesel and heating oil. Heavy crude oil refining margins were also negatively affected by a contraction in the differential between the price of light and heavy crude oil. After peaking at a record-setting level in mid-2008, prices for crude oil and NGLs on average were significantly lower in 2009. In 2009, chemical product margins also generally declined because of the weaker pricing environment and lower average sales prices. An exception was the U.S. polyethylene market, which experienced strong export demand and higher product margins during the latter half of 2009.

LyondellBasell AF’s underlying operating results in 2009, compared to 2008, primarily reflected the negative effects of significantly lower product margins and sales volumes. These were partly offset by the benefits of lower fixed costs, strong margins for LyondellBasell AF’s propylene oxide and advanced polyolefin products and higher U.S. polyethylene margins. A substantial portion of the lower product margins was due to refining operations, while the lower sales volumes were concentrated in the base chemicals and polymers products and reflected the weakness in demand. The lower fixed costs resulted from LyondellBasell AF’s aggressive cost reduction program.

Net income in 2009 also reflected charges related to LyondellBasell AF’s planned reorganization under chapter 11, including professional fees, write offs of plant asset values, contract rejection claims, employee severance costs and other costs associated with the chapter 11 proceedings and plant closures. For a detailed description of reorganization charges, see “Results of Operations” below.

Net income in 2008 included charges for asset impairments, reflecting declines in the value of inventory, goodwill and other intangible assets, as markets weakened and product sales prices and margins declined significantly at the end of 2008.

Results of operations for the Successor and Predecessor periods discussed in these “Results of Operations” are presented in the table below.

	Successor	Predecessor
	May 1	January 1
	through	through	For the Twelve Months
	December 31,	April 30,	Ended December 31,
	2010	2010	2009	2008
Millions of dollars
Sales and other operating revenues	$27,684	$13,467	$30,828	$50,706
Cost of sales	24,697	12,405	29,372	48,780
Inventory valuation adjustment	42	—	127	1,256
Impairments	28	9	17	5,207
Selling, general and administrative expenses	564	308	850	1,197
Research and development expenses	99	55	145	194

Operating income (loss)	2,254	690	317	(5,928)
Interest expense	(545)	(713)	(1,795)	(2,476)
Interest income	17	5	18	69
Other income (expense), net	(103)	(263)	319	106
Income (loss) from equity investments	86	84	(181)	38
Reorganization items	(23)	7,580	(2,961)	—
Provision for (benefit from) income taxes	170	(1,123)	(1,411)	(848)
Income (loss) from discontinued operations, net of tax	64	(2)	1	15

Net income (loss)	$1,580	$8,504	$(2,871)	$(7,328)

Segment operating results discussed below are reviewed for the Successor period using the LIFO method of accounting for inventory and were reviewed for the Predecessor periods on a current cost basis.

RESULTS OF OPERATIONS

Revenues — We had revenues of $41,151 million in 2010, $30,828 million in 2009 and $50,706 million in 2008. The $10,323 million increase in 2010 compared to 2009 reflected higher demand, resulting in higher average sales prices and higher sales volumes across most business segments, partially offset by lower licensing revenue in the Technology business segment. Higher crude-oil and natural gas prices also contributed to the increase in average sales prices in 2010. The $19,878 million decrease in 2009 compared to 2008 reflected the effect of significantly lower sales prices and sales volumes due to lower crude oil and natural gas prices and weaker demand.

Cost of Sales — Cost of sales were $37,102 million in 2010, $29,372 million in 2009 and $48,780 million in 2008.

The $7,730 million increase in cost of sales in 2010 was primarily due to higher raw material costs, which reflect the effects of higher crude oil and natural gas liquids-based raw material prices, as well as the effect of higher sales volumes. Cost of sales in the Successor period included a $64 million charge related to a change in estimate related to a dispute over environmental liability. Lower depreciation and amortization expense of $630 million due to the $7,474 million write-down of Property, plant, and equipment associated with the revaluation of our assets in fresh-start accounting partially offset the higher costs in the Successor Period. The Predecessor period in 2010 included a charge of $23 million for plant closure and other costs related to a polypropylene plant in Terni, Italy.

The $19,408 million decrease in 2009 compared to 2008 was primarily due to lower market prices for crude oil, crude oil-based and natural gas liquids raw materials, lower fixed and variable costs, and lower sales volumes and operating rates, reflecting the weak demand.

Inventory Valuation Adjustment — The Company had non-cash inventory valuation adjustments of $42 million, $127 million and $1,256 million in the 2010 Successor period, 2009 and 2008, respectively. We recorded non-cash charges in the 2010 Successor period totaling $365 million to adjust the value of our raw materials and finished goods inventory to market as of June 30, 2010 and September 30, 2010. As discussed above, these lower of cost or market charges were the result of the decline in the per barrel benchmark price of crude oil from the Emergence Date to June 30, 2010 and lower market prices for certain products, primarily polypropylene. A non-cash credit of $323 million recorded in the fourth quarter 2010 to reflect the recovery of market price substantially offset the lower of cost or market adjustment related to our raw materials inventory. In 2009 and 2008, the Company recorded charges of $127 million and $1,256 million, respectively, to adjust the value of its inventory to market, which was lower than the carrying value on December 31, 2009 and 2008.

Impairments — Impairments of $37 million, $17 million and $5,207 million were recognized by the Company in 2010, 2009 and 2008, respectively. In the 2010 Successor period, we recognized $28 million of impairment charges, including a charge of $25 million related to impairment of the carrying value of assets at the Berre refinery. Capital spending required for the operation of the Berre refinery will continue to be impaired until such time as the discounted cash flow projections for the Berre refinery are sufficient to recover the asset’s carrying amount. In 2008, the Company recognized charges of $4,982 million and $225 million, respectively, for impairment of goodwill related to the December 20, 2007 acquisition of Lyondell Chemical and the carrying value of its Berre refinery.

SG&A Expenses — Selling, general and administrative (“SG&A”) expenses were $872 million in 2010, $850 million in 2009 and $1,197 million in 2008. The $347 million decrease in 2009 compared to 2008 was primarily the result of LyondellBasell AF’s 2009 cost reduction program, and a favorable effect from changes in currency exchange rates. Currency exchange rates had a favorable effect on costs of non-U.S. operations as the U.S. dollar strengthened versus the Euro in 2009 compared to 2008. SG&A expenses in 2008 included $564 million of Lyondell Chemical and Berre refinery SG&A expense following their acquisitions by LyondellBasell AF on December 20, 2007 and April 1, 2008, respectively.

Operating Income (Loss) — The Company had operating income of $2,944 million and $317 million in 2010 and 2009, respectively, and an operating loss of $5,928 million in 2008. The results of our underlying operations improved in 2010, compared to 2009, reflecting higher product margins and the effect of higher sales volumes as demand increased due to improved global market conditions, particularly in the first half of the year compared to the same periods in 2009 when demand was very weak. Operating results in the 2010 Successor period benefited from lower depreciation and amortization expense of $651 million primarily due to the $7,474 million write-down of Property, plant, and equipment associated with the revaluation of our assets in fresh-start accounting. Operating results in the 2010 Successor period also included the negative impact of the $64 million non-cash charge related to a dispute over environmental liability.

Results in 2009 compared to 2008 reflected the benefits of the Company’s cost reduction program, offset by the unfavorable effects of lower product margins, sales volumes, and currency exchange rates on non-U.S. operating income. Results in 2008 were impacted by charges of $4,982 million and $225 million, respectively, for impairment of goodwill related to the December 20, 2007 acquisition of Lyondell Chemical and the carrying value of the Berre refinery; and a charge of $1,256 million to adjust inventory to market value.

Operating results for each of our business segments are reviewed further in the “Segment Analysis” section below.

Interest Expense — Interest expense was $1,258 million in 2010, $1,795 million in 2009 and $2,476 million in 2008. Interest expense was $537 million lower in 2010 compared to 2009, primarily due to the repayment or discharge of debt on the Emergence Date in accordance with the Plan of Reorganization, upon which interest was accruing during the bankruptcy, and the repayment of $1,233 million of debt in the fourth quarter 2010. This decrease in interest expense was partially offset by interest expense on the debt incurred as part of the emergence financing (see Note 15 to the Consolidated Financial Statements) and $26 million of charges related to the prepayment of $769 million of debt in December 2010. The prepayment of debt included $275 million of our 8% senior secured notes and $494 million of the senior secured term loan facility in December 2010 and $464 million under the accounts receivable securitization facility and accounts receivable factoring agreement during October and November of 2010. Interest expense in 2009 was lower, compared to 2008, primarily due to various debt instruments becoming subject to compromise as a result of the chapter 11 filing. Contractual interest expense for the Predecessor periods was $2,720 million for 2009 and $2,476 million for 2008.

Other Income (Expense), net — The Company had other expense, net, of $366 million in 2010 and other income, net, of $319 million and $106 million in 2009 and 2008, respectively. Other expense, net, in 2010 included the negative effect of the fair value adjustment of the warrants to purchase our shares of $114 million and foreign exchange losses of $240 million. In 2009 and 2008, the Company recognized involuntary conversion gains of $120 million and $79 million, respectively, representing partial insurance settlements of outstanding insurance claims related to damages sustained in 2005 at the polymers plant in Münchsmünster, Germany, and foreign exchange gains of $123 million and $20 million, respectively, as a result of changes in currency exchange rates. Other income, net, in 2009 also included benefits totaling $72 million resulting from indemnification payments received from previous plant owners for employee benefit and environmental remediation costs related to plant closures and a $15 million gain related to settlement of a U.K. pension claim.

Income (Loss) from Equity Investments — The Company had income from equity investments totaling $170 million in 2010, a loss from equity investments of $181 million in 2009 and income from equity investments of $38 million in 2008. The loss from equity investments in 2009 included a $228 million charge for impairment of the carrying value of the Company’s investments in certain joint ventures. Income from equity investments in 2010 benefited from the operations of our Saudi Ethylene & Polyethylene Company Ltd. joint venture, which commenced operations in June 2009, and from a new polypropylene plant operated by our HMC Polymers Company Ltd. joint venture that commenced operations in October 2010.

Reorganization Items — The Company had income from reorganization items totaling $7,557 million in 2010 compared to reorganization expense of $2,961 million in 2009. Gains from reorganization items in 2010 included gains totaling $13,617 million related to settlement of liabilities subject to compromise, deconsolidation of entities upon emergence, adjustments related to rejected contracts, and a reduction of environmental remediation liabilities. These gains were partially offset by a charge of $6,086 million related to the changes in net assets resulting from the application of fresh-start accounting and by several one-time emergence costs, including the success and other fees earned by certain professionals upon the Company’s emergence from bankruptcy, damages related to the rejection of executory contracts and plant closure costs. Reorganization items expense in the 2010 Successor period is primarily related to professional fees. The 2009 period included charges for the write off of assets associated with a lease rejection; damage claims related to certain executory contracts; the net write off of unamortized debt issuance costs, premiums and discounts; environmental liabilities; professional fees associated with the chapter 11 proceedings; shutdown costs related primarily to the shutdown of its olefins plant at Chocolate Bayou, Texas and the long-term idling of its ethylene glycol facility in Beaumont, Texas; as well as employee severance and other costs. For additional information on reorganization items, see Note 3 to the Consolidated Financial Statements.

Income Tax — In the eight months ended December 31, 2010, the Successor recorded a tax provision of $170 million, representing an effective tax rate of 10.1% on pre-tax income of $1,686 million. In the four months ended April 30, 2010, the Predecessor recorded a tax benefit of $1,123 million, representing a negative effective tax rate of 15.2% on pre-tax income of $7,383 million. During 2009, the Predecessor recorded a tax benefit of $1,411 million, representing an effective tax rate of 32.9% on a pre-tax loss of $4,283 million. The provision for the 2010 Successor period differs from the statutory rate primarily due to the adjustment of various chapter 11 tax-related assets, the release of certain valuation allowances against our net operating loss carryforwards in the fourth quarter 2010, due to improved business results and the completion of a reorganization of our French subsidiaries. The tax provision for the 2010 Predecessor period differs from the statutory rate primarily because a significant portion of the pre-tax gain from the discharge of pre-petition liabilities, which was partially offset by restructuring charges for which no tax benefit was provided. The tax benefit recorded for 2009 was lower than the statutory rate primarily due to restructuring costs for which no tax benefit was provided. During 2008, LyondellBasell AF had a tax benefit of $848 million on a pretax loss of $8,191 million. The effective income tax rate of 10.4% in 2008 primarily reflected the effect of goodwill impairment charges, which are not deductible for tax purposes and the provision of valuation allowances in jurisdictions where future tax benefits are not expected to be realized.

Income (Loss) from Continuing Operations — Income from continuing operations was $10,022 million in 2010 and losses from continuing operations were $2,872 million in 2009 and $7,343 million in 2008. The following table summarizes the major components contributing to the income (loss) from continuing operations:

	Successor	Predecessor
	May 1	January 1
	through	through	For the Twelve Months Ended
	December 31,	April 30,	December 31,
	2010	2010	2009	2008
Millions of dollars
Operating income (loss)	$2,254	$690	$317	$(5,928)
Interest expense, net	(528)	(708)	(1,777)	(2,407)
Other income (expense), net	(103)	(263)	319	106
Income (loss) from equity investments	86	84	(181)	38
Reorganization items	(23)	7,580	(2,961)	—
Provision for (benefit from) income taxes	170	(1,123)	(1,411)	(848)

Net income (loss) from continuing operations	$1,516	$8,506	$(2,872)	$(7,343)

In 2009, the loss from equity investments for the O&P — EAI segment included charges of $228 million for impairment of the carrying value of the Company’s equity investments in certain joint ventures (see Note 13 to the Consolidated Financial Statements).

The table below summarizes some of the items of special note with regards to our income (loss) from continuing operations for the periods shown:

	Successor	Predecessor
	May 1	January 1
	through	through	For the Twelve Months
	December 31,	April 30,	Ended December 31,
	2010	2010	2009	2008
Millions of dollars
Pretax charges (benefits):
Impairments	$28	$9	$245	$5,207
Reorganization items	23	(7,580)	2,961	—
Warrants — fair value adjustment	114	—	—	—
Charge related to dispute over environmental liability	64	—	—	—
Charges and premiums related to repayment of debt	26	—	—	—
Inventory valuation adjustments	42	—	127	1,256
Interest rate swap termination — Structured Financing Transaction	—	—	—	55
Hurricane costs	—	—	5	55
Gain related to insurance settlements	—	—	(120)	(79)
Provisions for uncollectible accounts receivable	12	7	18	47

Total pretax income effect	309	(7,564)	3,236	6,541
Tax effect of above items	(48)	(1,068)	(1,133)	(546)

Total	$261	$(8,632)	$2,103	$5,995

Impairments in 2009 include an adjustment related to prior periods which increased income from operations and net income for the three-month period ended December 31, 2009, by $65 million. The adjustment related to an overstatement of goodwill impairment in 2008.

Income (Loss) from Discontinued Operations, Net of Tax — The Company had income from discontinued operations of $64 million in the 2010 Successor period related to the sale of its Flavor and Fragrance chemicals business. The Company had a loss from discontinued operations in the 2010 Predecessor period of $2 million and income from discontinued operations of $1 million and $15 million, respectively, in 2009 and 2008 related to the sale of a toluene di-isocyanate business in September 2008.

Fourth Quarter 2010 versus Third Quarter 2010 — Net income was $766 million in the fourth quarter 2010 compared to $467 million in the third quarter 2010. The $299 million increase in net income was primarily attributable to the release of non-U.S. valuation allowances against net deferred tax assets in the fourth quarter 2010, a net benefit related to reorganization items attributable to events that occurred during the fourth quarter 2010 and the gain related to the sale of our Flavor and Fragrance chemicals business in December 2010, partially offset by lower operating results attributable to our O&P-EAI and Technology segments discussed below. The release of the non-U.S. valuation allowances was due to improved business results and the completion of a reorganization of our French subsidiaries.

Segment Analysis

Our operations are primarily in five reportable segments: O&P — Americas; O&P — EAI; I&D; Refining and Oxyfuels; and Technology. These operations comprise substantially the same businesses owned and operated by LyondellBasell AF prior to the Company’s emergence from bankruptcy. However, for accounting purposes, the operations of LyondellBasell AF are deemed to have ceased on April 30, 2010 and LyondellBasell N.V. is deemed to have begun operations on that date. The results of operations for the Successor are not comparable to the Predecessor due to adjustments made under fresh-start accounting as described in “Emergence from Chapter 11 Proceedings.” The impact of these items is addressed in the discussion of each segment’s results below.

The following tables reflect selected financial information for our reportable segments. Operating income (loss) for segment reporting is on a LIFO basis for the Successor and on a current cost basis for the Predecessor.

	Successor	Predecessor
	May 1	January 1
	through	through	For the Twelve Months
	December 31,	April 30,	Ended December 31,
	2010	2010	2009	2008
Millions of dollars
Sales and other operating revenues:
O&P — Americas segment	$8,406	$4,183	$8,614	$16,412
O&P — EAI segment	8,729	4,105	9,401	13,489
I&D segment	3,754	1,820	3,778	6,218
Refining and Oxyfuels segment	10,321	4,748	12,078	18,362
Technology segment	365	145	543	583
Other, including intersegment eliminations	(3,891)	(1,534)	(3,586)	(4,358)

Total	$27,684	$13,467	$30,828	$50,706

Operating income (loss):
O&P — Americas segment	$1,043	$320	$169	$(1,355)
O&P — EAI segment	411	115	(2)	220
I&D segment	512	157	250	(1,915)
Refining and Oxyfuels segment	241	(99)	(357)	(2,378)
Technology segment	69	39	210	202
Other, including intersegment eliminations	(22)	(41)	18	(134)
Current cost adjustment	—	199	29	(568)

Total	$2,254	$690	$317	$(5,928)

Income (loss) from equity investments:
O&P — Americas segment	$16	$5	$7	$6
O&P — EAI segment	68	80	(172)	34
I&D segment	2	(1)	(16)	(2)

Total	$86	$84	$(181)	$38

Olefins and Polyolefins — Americas Segment

2010 Versus 2009 — Market demand in the U.S. for ethylene was higher in 2010 compared to 2009. As a result of higher industry operating rates compared to rates experienced during 2009, ethylene margins were higher as benchmark sales prices increased significantly more than the benchmark weighted average costs of ethylene production. Sales of polyolefins in 2010 were comparable to 2009 although producers favored domestic market sales over exports due to improved domestic demand.

The O&P — Americas segment operating results for 2010 primarily reflected strong demand and higher margins for ethylene due to improved economic conditions in 2010 and unplanned operating issues and turnarounds at competitor facilities in the first half of the year. Polypropylene results were also higher in 2010 compared to 2009 as domestic economic conditions improved. Demand for polyethylene in 2010 was comparable to 2009. Operating results for the Successor period reflected the impacts of the Company’s reorganization and fresh-start accounting, including a non-cash charge to adjust inventory to market value and the benefit of lower depreciation and amortization expense related to the write-down of segment assets (see

“Results of Operations — Cost of Sales”). The net effect of these items contributed to the significantly improved results of operations in the 2010 Successor periods compared to the twelve months of 2009.

2009 Versus 2008 — While improving during the course of 2009, ethylene market demand in the U.S. remained weak, resulting in lower industry operating rates compared to rates in the 90% to 95% range during the first eight months of 2008. Ethylene margins contracted as benchmark sales prices decreased more than the benchmark weighted average cost of ethylene production. Polyolefins markets were weaker in 2009 compared to 2008 with the notable exception of U.S. polyethylene markets, which benefited from strong export demand during 2009.

The O&P — Americas segment operating results for 2009 primarily reflected the strong polyethylene (“PE”) export markets in 2009, lower olefins product margins and lower fixed costs. As a result of weak ethylene demand during late 2008 and the first half of 2009, LyondellBasell AF idled and subsequently shut down the Chocolate Bayou olefins plant, near Alvin, Texas. LyondellBasell AF also idled and subsequently restarted the La Porte, Texas olefins plant in January 2009. Strong PE export markets in 2009, benefited PE product margins and sales volumes. However, other polyolefins product markets were weaker and resulted in net lower sales volumes compared to 2008. As a result of LyondellBasell AF’s cost reduction program, fixed costs were significantly lower in 2009 compared to 2008.

In the third quarter 2008, operating results were negatively impacted by lost production at certain U.S. Gulf Coast plants due to the effects of a hurricane.

Ethylene Raw Materials — Benchmark crude oil and natural gas prices generally have been indicators of the level and direction of the movement of raw material and energy costs for ethylene and its co-products in the O&P — Americas segment. Ethylene and its co-products are produced from two major raw material groups:

•	crude oil-based liquids (“liquids” or “heavy liquids”), including naphtha, condensates, and gas oils, the prices of which are generally related to crude oil prices; and

•	NGLs, principally ethane and propane, the prices of which are generally affected by natural gas prices.

Although the prices of these raw materials are generally related to crude oil and natural gas prices, during specific periods the relationships among these materials and benchmarks may vary significantly.

In the U.S., we have a significant capability to shift the ratio of raw materials used in the production of ethylene and its co-products to take advantage of the relative costs of heavy liquids and NGLs.

In 2010, especially in the latter part of the year, production economics for the industry favored NGLs. As a result, we increased our use of NGLs and reduced liquids consumption at our U.S. plants. During 2010, approximately 70% of our U.S. ethylene production was produced from NGLs.

The following table shows the average U.S. benchmark prices for crude oil and natural gas for the applicable periods, as well as benchmark U.S. sales prices for ethylene and propylene, which we produce and sell or consume internally, and certain polyethylene and polypropylene products. The benchmark weighted average cost of ethylene production, which is reduced by co-product revenues, is based on CMAI’s estimated ratio of heavy liquid raw materials and NGLs used in U.S. ethylene production.

	Average Benchmark Price and Percent Change
	Versus Prior Year Period Average
	For the Twelve Months Ended December 31,			For the Twelve Months Ended December 31,
	2010	2009	Change	2009	2008	Change

Crude oil — dollars per Barrel	79.58	62.09	28%	62.09	99.75	(38)%
Natural gas — dollars per million BTUs	4.48	3.78	19%	3.78	8.86	(57)%
United States — cents per pound
Weighted average cost of ethylene production	30.0	26.2	14%	26.2	45.4	(42)%
United States — cents per pound
Ethylene	45.9	33.9	35%	33.9	58.5	(42)%
Polyethylene (high density)	82.2	66.5	24%	66.5	86.4	(23)%
Propylene — polymer grade	59.6	37.9	57%	37.9	60.0	(37)%
Polypropylene	86.0	64.4	34%	64.4	87.6	(26)%

The following table sets forth the O&P — Americas segment’s sales and other operating revenues, operating income, income from equity investments and selected product sales volumes.

	Successor	Predecessor
	May 1	January 1	For the Twelve
	through	through	Months Ended
	December 31,	April 30,	December 31,
	2010	2010	2009	2008
Millions of dollars
Sales and other operating revenues	$8,406	$4,183	$8,614	$16,412
Operating income (loss)	1,043	320	169	(1,355)
Income from equity investments	16	5	7	6
Production Volumes, in millions of pounds
Ethylene	5,585	2,768	8,129	7,990
Propylene	1,998	1,019	2,913	3,975
Sales Volumes, in millions of pounds
Polypropylene	1,735	836	2,416	2,928
Polyethylene	3,704	1,765	5,472	5,256

Revenues — Revenues in 2010 increased by $3,975 million, or 46%, compared to 2009 primarily due to significantly higher overall average sales prices and higher ethylene and polypropylene sales volumes. The increases in average sales prices and sales volumes in 2010 periods reflected an increase in demand resulting from improved economic conditions and the effect of constrained supply due to operating issues and turnarounds at competitor plants. The decrease in 2009 revenue of $7,798 million, or 48%, compared to 2008, reflected the effect of lower average product sales prices and net lower sale volumes. Net lower 2009 sales volumes reflected the effect of lower sales volumes for polypropylene and ethylene and co-products, partly offset by higher sales volumes for polyethylene, which benefited from the strong U.S. export markets.

Operating Income (Loss) — Operating results for the O&P — Americas segment reflected an increase of $1,194 million in 2010 compared to 2009 and an increase of $1,524 million in 2009 compared to 2008. The underlying operations of the O&P — Americas segment in 2010 increased compared to 2009, primarily due to higher product margins for ethylene as higher average sales prices for ethylene and its co-products more than offset higher raw material costs. In addition, the effect of higher polypropylene sales volumes during 2010 partially offset the effect of higher utility, planned maintenance and other costs. Operating results for 2010 were impacted by a non-cash charge of $34 million to adjust inventory to market values. Lower depreciation and amortization expense of $204 million in 2010 compared to 2009 was primarily the result of our write-down of Property, plant, and equipment associated with the revaluation of our assets in fresh-start accounting.

Compared with 2008, the increase in the 2009 O&P — Americas operating results reflected the benefit of lower fixed costs, resulting from LyondellBasell AF’s cost reduction program, partially offset by net lower product margins and the effect of net lower sales volumes. Operating results for 2008 were negatively affected by the $120 million estimated impact of lost production due to Hurricane Ike, and related costs of $39 million, including a $7 million pretax charge for impairment of the carrying value of assets. Operating results for 2008 also included inventory valuation adjustments of $619 million and goodwill impairment charges of $624 million.

Fourth Quarter 2010 versus Third Quarter 2010 — The O&P — Americas segment had operating income of $446 million in the fourth quarter 2010 compared to $448 million in the third quarter 2010. Operating results in the fourth quarter 2010 included a non-cash benefit of $163 million related to inventory market price recovery in the fourth quarter 2010, which partially offsets the charges recorded in the second and third quarters of 2010 of $171 million and $26 million, respectively, to adjust inventory to market value after the Emergence Date. Excluding the non-cash inventory adjustment, the decline in fourth quarter 2010 operating results was primarily due to a combination of lower product margins for polyethylene and polypropylene, lower sales volumes, and higher fixed costs. Polyethylene and polypropylene product margins declined as the increases in feedstock prices outpaced the increases in average sales price. Product margins for ethylene were comparable in the third and fourth quarters of 2010. The decrease in sales volumes was primarily related to the effects of seasonality as well as planned and unplanned outages during the fourth quarter 2010. Fixed costs were higher in the fourth quarter 2010, compared to the third quarter 2010, primarily due to higher maintenance costs associated with the planned and unplanned outages and bonus expense.

Olefins and Polyolefins — Europe, Asia and International Segment

2010 Versus 2009 — Ethylene market demand in Europe was generally higher in 2010 compared to 2009 as planned and unplanned outages resulted in reduced supply and higher operating results in the second and third quarters of 2010. Ethylene margins expanded as benchmark average sales prices increased more than the benchmark weighted average cost of ethylene production. Global polyolefin markets also improved in 2010 compared to 2009. The improvement in polypropylene and LDPE reflected tight supply conditions amid planned and unplanned industry outages throughout 2010.

The O&P — EAI segment operating results for the 2010 periods reflected higher product margins for both olefins and polyolefins. Higher sales volumes for PP Compounds and polypropylene in 2010 compared to 2009, reflect higher demand, primarily from the automotive industry. Operating results for the Successor period also reflected the impacts of fresh-start accounting, including the benefit of lower depreciation and amortization expense related to the write-down of segment assets (see “Results of Operations-Cost of Sales”).

2009 Versus 2008 — While improving during the course of 2009, ethylene market demand in Europe remained weak, resulting in lower industry operating rates in the range of 75% to 80% compared to rates in the 85% to 90% range prior to the fourth quarter downturn in 2008. Ethylene margins contracted as benchmark sales prices decreased more than the benchmark weighted average cost of ethylene production. Global polyolefin markets were considerably weaker in 2009 compared to 2008. The general weakness in global polyolefin markets resulted in lower sales volumes, due to weaker demand, particularly in polypropylene, and lower product margins, as selling prices decreased significantly.

The O&P — EAI segment operating results for 2009 reflected the negative effects of significantly lower product margins compared to 2008 for olefins products, while polyolefin product results for 2009 reflected generally weaker global polyolefin markets, which resulted in lower sales volumes across all polyolefins product lines and net lower product margins compared to 2008. As a result of LyondellBasell AF’s cost reduction program, fixed costs were significantly lower in 2009, partly offsetting the negative effects of the weak markets.

Ethylene Raw Materials — In Europe, heavy liquids are the primary raw materials for our ethylene production.

The following table shows the average West Europe benchmark prices for Brent crude oil, a heavy liquid raw material, for the applicable periods, as well as benchmark West Europe prices for ethylene and propylene, which we produce and consume internally or purchase from unrelated suppliers, and certain polyethylene and polypropylene products.

	Average Benchmark Price and Percent Change
	Versus Prior Year Period Average
	For the Year Ended			For the Year Ended
	December 31,			December 31,
	2010	2009	Change	2009	2008	Change

Brent crude oil — dollars per barrel	80.80	68.30	18%	68.30	101.83	(33)%
Western Europe — €0.01 per pound
Weighted average cost of ethylene production	29.5	23.8	24%	23.8	28.2	(16)%
Ethylene	43.2	33.4	29%	33.4	50.0	(33)%
Polyethylene (high density)	52.5	42.9	22%	42.9	58.5	(27)%
Propylene	42.4	27.7	53%	27.7	43.6	(36)%
Polypropylene (homopolymer)	57.7	39.9	45%	39.9	54.2	(26)%
Average Exchange Rate — $US per €	1.3205	1.3972	(5)%	1.3972	1.4739	(5)%

The following table sets forth the O&P — EAI segment’s sales and other operating revenues, operating income, income from equity investments and selected product sales volumes.

	Successor	Predecessor
	May 1	January 1
	through	through	For the Twelve Months Ended
	December 31,	April 30,	December 31,
	2010	2010	2009	2008
Millions of dollars
Sales and other operating revenues	$8,729	$4,105	$9,401	$13,489
Operating income (loss)	411	115	(2)	220
Income (loss) from equity investments	68	80	(172)	34
Production Volumes, in millions of pounds
Ethylene	2,502	1,108	3,503	3,615
Propylene	1,572	661	2,149	2,135
Sales Volumes, in millions of pounds
Polypropylene	4,906	2,117	6,156	7,023
Polyethylene	3,402	1,658	4,815	4,821

Revenues — Revenues for 2010 increased $3,433 million, or 37%, compared to revenues for 2009, and revenues for 2009 decreased $4,088 million, or 30%, compared to revenues for 2008. The increase in 2010 revenues, compared to 2009, was primarily due to the effect of higher average product sales prices across most products, particularly ethylene, butadiene, polyethylene and polypropylene, as well as the effect of higher sales volumes, particularly polypropylene, including Catalloy and PP Compounds.

The decrease in 2009 revenues compared to 2008 reflected the effect of lower product sales prices and net lower sale volumes as well as the unfavorable effects of changes in currency exchange rates as the U.S. dollar was stronger in relation to the Euro in 2009 compared to 2008. Lower 2009 polypropylene and ethylene co-product sales volumes were partly offset by higher sales volumes for polyethylene and ethylene products.

Operating Income (Loss) — Operating results for 2010 increased $528 million compared to 2009 and decreased $222 million for 2009 compared to 2008. The underlying operating results of our O&P — EAI business segment were higher in 2010 compared to 2009, primarily as a result of higher product margins for ethylene, butadiene, polypropylene and polyethylene, mainly LDPE. Fixed costs were also higher in 2010 compared to 2009, reflecting costs related to our maintenance program and the start up of the polymers plant in Münchsmünster, Germany. Operating results for 2010 were negatively impacted by a $35 million charge associated with a change in estimate related to a dispute that arose during the third quarter 2010 over an environmental indemnity. Lower depreciation and amortization expense of $62 million in 2010 compared to 2009 was primarily a result of our write-down of Property, plant and equipment associated with the revaluation of our assets in fresh-start accounting.

In 2009, the underlying operations of the O&P — EAI segment reflected significantly lower net product margins and lower sales volumes, primarily in Europe, offset by the benefit of lower fixed costs compared to 2008. The lower fixed costs were primarily a result of LyondellBasell AF’s cost reduction program.

Income (loss) from equity investments — Income from equity investments for the O&P — EAI segment increased $320 million in 2010 compared to 2009 and decreased $206 million from 2008 to 2009. We received dividends of $40 million from our equity investments during 2010. The decrease from 2008 to 2009 was primarily due to recognition of a $228 million after-tax impairment of the carrying value of LyondellBasell AF’s investment in certain joint ventures during 2009 as a result of weak current and projected market conditions. This loss was based on estimates of fair values developed in connection with LyondellBasell AF’s estimation of its reorganization enterprise value.

Fourth Quarter 2010 versus Third Quarter 2010 — The O&P — EAI segment had operating income of $66 million in the fourth quarter 2010 compared to $231 million in the third quarter 2010. Underlying operating results reflected a decrease in the fourth quarter 2010, compared to the third quarter 2010, primarily due to lower product margins, particularly ethylene, and to a lesser extent, higher fixed costs and the effect of lower sales volumes. The lower product margins reflected higher raw material costs while the higher fixed costs resulted from higher costs related to our maintenance program. The decrease in product margins was amplified by the unfavorable effects of changes in currency exchange rates as the Euro weakened against the U.S. dollar in the fourth quarter compared to the third quarter 2010. Operating results in the fourth quarter 2010 included an $10 million non-cash credit related to inventory market price recovery in the fourth quarter 2010, which offsets the $5 million inventory adjustments recorded in each of the second and third quarters of 2010 to adjust inventory to market value after the Emergence Date. Operating results for the third quarter 2010 also included a $35 million charge associated with a change in estimate related to a dispute that arose during that period over an environmental liability.

Intermediates and Derivatives Segment

2010 Versus 2009 — Market demand for PO and PO derivatives improved in 2010 as the recovery of the automotive industry from a particularly weak 2009 and planned and unplanned industry outages during 2010 resulted in tightened supply. Demand in the Intermediates market also returned to at or above pre-recession levels.

The I&D segment’s operating results for 2010 primarily reflected higher sales volumes across most products compared to 2009. The propylene oxide business benefited from planned and unplanned competitor downtime in the first half of 2010 as the market for durable goods end-uses strengthened. Operating results for the Successor periods reflected the impacts of fresh-start accounting, including a non-cash charge, in the second quarter 2010, to adjust inventory to market value that was offset by the benefit of lower depreciation and amortization expense related to the write-down of segment assets (see “Results of Operations — Cost of Sales”).

2009 Versus 2008 — While improving during the course of 2009, markets for PO and PO derivatives, ethylene derivatives and other intermediate chemical products generally experienced weaker demand in 2009 compared to 2008 particularly in durable goods markets.

The I&D segment operating results in 2009 primarily reflected the negative effects of lower sales volumes compared to 2008. As a result of LyondellBasell AF’s cost reduction program, fixed costs were significantly lower in 2009, partly offsetting the negative effects of the weak markets. Product margins were relatively stable. In response to lower PO demand, LyondellBasell AF temporarily idled two PO facilities in late 2008. In mid-May 2009, LyondellBasell AF restarted one of the idled PO facilities, which is located in Europe and is part of LyondellBasell AF’s joint venture with Bayer (see Note 12 to the Consolidated Financial Statements). The second PO facility restarted in September 2009.

In the third quarter 2008, operating results were negatively impacted by lost production at certain U.S. Gulf Coast plants due to the effects of a hurricane.

The following table sets forth the Intermediates & Derivatives segment’s sales and other operating revenues, operating income, income from equity investments and selected product sales volumes.

	Successor	Predecessor
	May 1	January 1
	through	through	For the Twelve Months Ended
	December 31,	April 30,	December 31,
	2010	2010	2009	2008
Millions of dollars
Sales and other operating revenues	$3,754	$1,820	$3,778	$6,218
Operating income (loss)	512	157	250	(1,915)
Income (loss) from equity investments	2	(1)	(16)	(2)
Sales Volumes, in millions of pounds
PO and derivatives	2,248	1,134	2,695	2,997
EO and derivatives	614	358	1,063	1,387
Styrene	2,023	858	2,291	3,183
Acetyls	1,189	518	1,682	1,605
TBA intermediates	1,208	613	1,381	1,597

Revenues — Revenues for 2010 increased $1,796 million or, 48% compared to 2009, and revenues for 2009 decreased $2,440 million or, 39%, compared to revenues for 2008. The increase in revenue in 2010 compared to 2009 reflected increased demand in the current year leading to higher sales volumes and higher average sales prices across most products, particularly PO, BDO, PG, TBA, and styrene. EO and EG sales volumes were lower in 2010 due to planned and unplanned maintenance activities during the latter half of 2010. The decrease in 2009 revenue compared to 2008 reflected the effect of lower product sales prices and net lower sale volumes, a trend which began in the latter part of 2008. In addition, the unfavorable effects of changes in currency exchange rates contributed to the decrease in revenue as the U.S. dollar was stronger in relation to the Euro in 2009 compared to 2008.

Operating Income (Loss) — Operating results for 2010 for the I&D segment increased $419 million compared to 2009 and increased $2,165 for 2009 compared to 2008. Operating results for 2010 include an $8 million non-cash charge to adjust inventory at December 31, 2010 to market value, which was lower than the value at April 30, 2010 applied during fresh-start accounting. Lower depreciation and amortization expense of $104 million in 2010 compared to 2009 was primarily the result of our write-down of Property, plant and equipment associated with the revaluation of our assets in fresh-start accounting. The remaining increases in 2010 primarily reflected the favorable effect of significantly higher sales volumes for PO and PO derivatives, TBA and styrene. Lower product margins for styrene and TBA and derivatives more than offset higher product margins for acetyls, EO and EG.

Results in 2009 reflected lower fixed costs compared to 2008 as a result of LyondellBasell AF’s cost reduction program, and lower utility costs compared to 2008 due to lower natural gas prices. Product margins in 2009 were flat compared to 2008, as lower product prices were offset by lower raw material costs. Results in 2008 were impacted by charges of $1,992 million for impairment of goodwill related to the December 20, 2007 acquisition of Lyondell Chemical and inventory valuation adjustments of $65 million.

Fourth Quarter 2010 versus Third Quarter 2010 — The I&D segment had operating income of $196 million in the fourth quarter 2010 compared to $207 million in the third quarter 2010. Operating results in the fourth quarter 2010 included a non-cash benefit of $17 million related to inventory market price recovery in the fourth quarter 2010, which partially offsets the $25 million charge recorded in the second quarter 2010 to adjust inventory to market value after the Emergence Date. The segment’s underlying fourth quarter 2010 operating results reflect slightly lower product margins higher fixed costs. The lower product margins primarily reflected higher raw material and utility costs.

Refining and Oxyfuels Segment

2010 Versus 2009 — In 2010 compared to 2009, benchmark heavy crude refining margins averaged higher, primarily due to an increase in the differential between the cost of heavy and light crude oil.

Segment operating results in 2010 compared to 2009 primarily reflected higher benchmark refining margins and lower crude processing rates at the Houston refinery. Crude processing rates for the Houston refinery reflected the effects of a crude unit fire, sulfur recovery constraints and unplanned outages, while the Berre refinery crude processing rates were negatively affected by national strikes in France during the fourth quarter 2010. Oxyfuels results were lower in 2010. Operating results for the Successor period reflected the impacts of fresh-start accounting, including non-cash charges in the second and third quarters of 2010 to adjust inventory to market value, all of which was recovered in the fourth quarter 2010, and the benefit of lower depreciation and amortization expense related to the write-down of segment assets (see “Results of Operations — Cost of Sales”).

2009 Versus 2008 — Benchmark refining margins for 2009 were lower compared to the same period in 2008, generally reflecting the weaker global economy and consequent weaker demand for gasoline and distillate products, such as diesel and heating oil. The weaker demand resulted in lower prices for light crude oil, while OPEC-mandated production cuts resulted in lower supplies of heavy crude oil and lower price discounts relative to light crude oil. Both factors compressed the price differential between light and heavy crude oil. Benchmark margins for oxyfuels in 2009 were comparable to 2008.

Refining and Oxyfuels segment operating results in 2009 primarily reflected the effects of significantly lower U.S. refining margins compared to the same period in 2008. The operating results of the Berre refinery, which was acquired on April 1, 2008, reflected the weak distillate markets in 2009. Operating results in 2009 benefited from higher margins for oxygenated gasoline blending components and lower utility and fixed costs, but were negatively affected by outages of some of the Houston refinery’s sulfur recovery units during the second quarter 2009 and of a crude unit during the fourth quarter 2009. As a result of LyondellBasell AF’s cost reduction program, fixed costs were significantly lower in 2009 compared to 2008.

In 2008, operating results were negatively impacted by lost production at the Houston refinery due to the effects of a hurricane and a scheduled maintenance turnaround of one of the refinery’s crude trains and coker units during the third quarter 2008 that was delayed by an incident involving a contractor’s crane and an unplanned second quarter 2008 outage of a FCC unit.

The following table sets forth the Refining and Oxyfuels segment’s sales and other operating revenues, operating income and sales volumes for certain gasoline blending components for the applicable periods. In addition, the table shows market refining margins for the U.S. and Europe and MTBE margins in Northwest

Europe (“NWE”). In the U.S., “WTI,” or West Texas Intermediate, is a light crude oil, while “Maya” is a heavy crude oil. In Europe, “Urals — 4-1-2-1” is a measure of West European refining margins.

	Successor	Predecessor
	May 1	January 1
	through	through	For the Twelve Months
	December 31,	April 30,	Ended December 31,
	2010	2010	2009	2008
Millions of dollars
Sales and other operating revenues	$10,321	$4,748	$12,078	$18,362
Operating income (loss)	241	(99)	(357)	(2,378)
Sales Volumes, in millions
Gasoline blending components — MTBE/ETBE (gallons)	625	266	831	1,018

Crude processing rates (thousands of barrels per day):
Houston Refining	223	263	244	222

Berre Refinery(1)	94	75	86	102

Market margins — $ per barrel
WTI — 2-1-1	8.98	7.50	6.98	12.37
WTI Maya	8.99	9.46	5.18	15.71

Total	17.97	16.96	12.16	28.08

Urals — 4-1-2-1	6.59	6.17	5.57	10.98

Market margins — cents per gallon
MTBE — NWE	33.9	50.2	67.9	51.9

(1)	Berre Refinery purchased April 1, 2008

Revenues — Revenues for the Refining and Oxyfuels segment increased $2,991 million, or 25%, in 2010 compared to 2009 and decreased $6,284 million, or 34%, from 2008 to 2009. The increase in revenues from 2009 to 2010 is primarily due to higher average sales prices at the Houston and Berre refineries. Crude processing rates for the Houston refinery were 3% lower, compared to 2009, as a result of a May 2010 crude unit fire and other planned and unplanned outages during 2010. Crude processing rates for the Berre refinery were 2% higher in 2010, compared to 2009, despite several planned and unplanned outages.

The decrease in revenues in 2009 from 2008 was primarily due to lower sales prices, partially offset by higher sales volumes at the Houston refinery. The decrease during 2009 was partially offset by the effect of a full year of operation of the Berre refinery, which was acquired April 1, 2008.

Operating Income (Loss) — Operating results increased $499 million in 2010, compared to 2009, and increased $2,021 million in 2009, compared to 2008. Operating results in 2010 were negatively impacted by a $21 million charge associated with a change in estimate related to a dispute that arose during the third quarter 2010 over an environmental indemnity, the impairment of assets related to the Berre refinery, and by a crude unit fire in May 2010 resulting in lost production and $14 million in cash costs. Operating results for 2009 included the benefit of $50 million from the settlement of hedging activity at the Houston refinery related to distillates. Lower depreciation and amortization expense of $269 million in 2010 compared to 2009 was primarily the result of the write-down of Property, plant and equipment associated with the revaluation of our assets in fresh-start accounting. Apart from the effects of the items listed above, increases in operating results for 2010 were primarily due to higher refining margins, especially at the Houston refinery, partially offset by lower product margins for oxyfuels. The decreased oxyfuels margins in 2010 are primarily due to the normalization of margins in 2010 compared to the exceptional margins achieved in 2009.

Operating results in 2009 were negatively affected by lower crude refining margins, partially offset by lower utility costs due to lower natural gas prices and lower fixed costs. The latter reflected LyondellBasell AF’s cost reduction program. The lower refining margins were primarily attributable to U.S. refining markets, although margins were lower for both the Houston and Berre refineries. In 2008, operating results were negatively impacted by scheduled maintenance turnarounds of crude and coker units and the related July 2008 crane incident at the Houston refinery, as well as by operating disruptions related to Hurricane Ike by an estimated $205 million. In addition to the turnaround and hurricane effects, operating results were negatively affected by an estimated $220 million as a result of lost production due to unplanned maintenance at the Houston refinery’s FCC and other operating units. Operating results were also negatively impacted by impairment charges against goodwill of $2,305 million and other assets of $218 million and inventory valuation adjustments of $442 million.

Fourth Quarter 2010 versus Third Quarter 2010 — The Refining and Oxyfuels segment had operating income of $144 million in the fourth quarter 2010 compared to $83 million in the third quarter 2010. Operating results in the fourth quarter 2010 reflect the non-cash benefit of $132 million related to inventory market price recovery, which offsets the lower of cost or market charges recorded in the second and third quarters of 2010 of $132 million and $1 million, respectively, and the impairment of assets related to the Berre refinery. Third quarter 2010 operating results include the $21 million charge associated with a change in estimate related to a dispute over an environmental indemnity. The underlying operating results of the Refining and Oxyfuels business segment decreased in the fourth quarter 2010 primarily due to lower overall sales volumes, partially offset by higher refining margins at both the Houston and Berre refineries. Crude processing rates for the Houston refinery were 11% lower compared to the third quarter 2010, reflecting the effect of unplanned outages during the fourth quarter, while crude processing rates in the fourth quarter 2010 for the Berre refinery were only slightly lower compared to the third quarter 2010. Refining margins during the fourth quarter reflected the effect of higher average sales prices resulting from, in the case of the Berre refinery, the disruption due to the national strikes in France. Normal seasonal declines affected oxyfuels product margins and sales volumes during the fourth quarter 2010. The seasonal decline in margins was steeper than usual as the price of feedstocks, butane and ethanol, rose rapidly due to cold weather and a poor grain harvest, respectively.

Technology Segment

2010 Versus 2009 — The Technology segment results in 2010 were negatively impacted by lower licensing revenue, reflecting a slowdown in new polyolefin projects as a consequence of the economic crisis beginning late in the fourth quarter 2008. Higher sales volumes for catalysts partially offset the results for process licenses. The negative effect of a strengthening U.S. dollar versus the Euro in 2010 also negatively impacted the Technology segment’s 2010 results.

2009 Versus 2008 — Technology segment results for 2009 were primarily affected by lower license revenue, reflecting weaker global markets compared to 2008. The segment results also reflected the negative effects of changes in currency exchange rates as the U.S. dollar strengthened versus the Euro. The 2009 results benefited from lower R&D expense, reflecting LyondellBasell AF’s cost reduction program and a government subsidy, and the effects of higher catalyst sales volumes.

The following table sets forth the Technology segment’s sales and other operating revenues and operating income.

	Successor	Predecessor
	May 1	January 1
	through	through	For the Twelve Months Ended
	December 31,	April 30,	December 31,
	2010	2010	2009	2008
Millions of dollars
Sales and other operating revenues	$365	$145	$543	$583
Operating income	69	39	210	202

Revenues — Revenues for 2010 decreased $33 million, or 6% compared to 2009 and decreased $40 million, or 7% from 2008 to 2009. The decreases in 2010 and 2009 revenues were attributable to lower process license revenue, partially offset by higher catalyst sales volumes. In addition, currency exchange rates had an unfavorable effect on operating income of non-U.S. operations as the U.S. dollar strengthened versus the Euro in both periods.

Operating Income — Operating income for 2010 for the Technology segment decreased $102 million compared to 2009 and increased $8 million from 2008 to 2009. Operating income for 2010 was negatively affected by an $8 million charge associated with a change in estimate related to a dispute that arose during the third quarter 2010 over an environmental indemnity and by a $17 million charge related to the sale, in 2010, of higher cost inventory. The remaining decrease in operating income in 2010 compared to 2009 was the result of lower licensing revenue, and to a lesser extent, the negative effects of a strengthening U.S. dollar versus the Euro in 2010 compared to 2009. These decreases in 2010 operating results were only partly offset by the effect of increased catalyst sales volumes in 2010. Operating income in 2009 also included the benefit of a government subsidy recognized as a reduction of R&D expense.

The $8 million increase in operating income in 2009, compared to 2008, was primarily the result of higher catalysts sales volumes, partly offset by an unfavorable effect from changes in currency exchange rates. Currency exchange rates had an unfavorable effect on operating income as the U.S. dollar strengthened versus the Euro in 2009 compared to 2008.

Fourth Quarter 2010 versus Third Quarter 2010 — The Technology segment had operating income of $8 million in the fourth quarter 2010 compared to $38 million in the third quarter 2010. Apart from a fourth quarter 2010 charge of $17 million related to the sale of higher cost inventory during the year and an $8 million charge related to a dispute over environmental liability, operating results in the fourth quarter 2010 reflected lower licensing income and the effect of lower sales volumes for catalysts, compared to the third quarter 2010.

FINANCIAL CONDITION

Operating, investing and financing activities of continuing operations, which are discussed below, are presented in the following table:

	Successor	Predecessor
	May 1	January 1
	through	through	For the Twelve Months Ended
	December 31,	April 30,	December 31,
	2010	2010	2009	2008
Millions of dollars
Source (use) of cash:
Operating activities	$2,957	$(936)	$(787)	$1,090
Investing activities	(312)	(213)	(611)	(1,884)
Financing activities	(1,194)	3,315	1,101	1,083

Operating Activities — Cash provided in the combined Successor and Predecessor periods of 2010 primarily reflected an increase in earnings offset by payments for reorganization items, claims under the Plan of Reorganization, and certain annual payments relating to sales rebates, employee bonuses, property taxes and insurance premiums. The use of cash in 2009 primarily reflected a $573 million increase in cash used by the main components of working capital — accounts receivable and inventory, net of accounts payable — and $329 million of vendor prepayments that were required by certain third parties as a result of LyondellBasell AF’s chapter 11 filing.

In 2010, the main components of working capital — accounts receivable and inventory, net of accounts payable used cash of $456 million compared to $573 million in 2009. The increase in these components of working capital during 2010 reflected a $702 million increase in accounts receivable due to higher average sales prices and higher sales volumes and a $395 million increase in inventory, partially offset by a

$641 million increase in accounts payable due to the higher costs and volumes of feedstocks, and more favorable payment terms.

Changes in the main components of working capital used cash of $573 million in 2009 and provided cash of $747 million in 2008. The increase in cash used by the main components of working capital in 2009 primarily reflected a $503 million repayment that was required in connection with the termination of an accounts receivable securitization program in early 2009. Operationally, cash used by the main components of working capital increased by only $70 million, despite the effect of rising prices during 2009, as the Company focused on reducing working capital levels.

In 2008, the $747 million of cash provided by the main components of working capital primarily reflected the effects of declining crude oil prices on sales prices and the value of inventory; the disruptive effects of Hurricane Ike on the Company’s Gulf Coast operations; and the planned and unplanned outages related to a turnaround at the Houston Refinery. Other factors impacting the main components of working capital included a general tightening of credit in the industry and the delay, in December 2008 of certain payments.

Investing Activities — Cash used in investing activities in 2010 included $692 million of capital expenditures, partially offset by proceeds of $154 million from the sale of our F&F business in December 2010 and $12 million in proceeds from a money market fund that had suspended rights to redemption in 2008, as described below.

The cash used in 2009 primarily included $779 million of capital expenditures, partially offset by proceeds of $120 million from insurance claims, $20 million from sales of assets, and $23 million from a net reduction of short-term investments. The cash provided by insurance claims related to damages sustained in 2005 at the polymers plant in Münchsmünster, Germany.

The cash used in 2008 was primarily related to business acquisitions and capital expenditures, partially offset by proceeds from the sales of assets and insurance claims related to the polymers plant in Münchsmünster, Germany. Acquisitions in 2008 included the April 2008 acquisition of the Shell oil refinery, inventory and associated infrastructure and businesses at our Berre Refinery for a purchase price of $927 million, including final adjustment for working capital and the February 2008 acquisition of Solvay Engineered Polymers, Inc., a leading supplier of polypropylene compounds in North America, for $134 million (see Note 5 to the Consolidated Financial Statements). Asset sales included the September 2008 sale of the TDI business for proceeds of €77 million ($113 million) and the July 2008 sale of a Canadian plant for proceeds of $18 million. As a result of financial difficulties experienced by major financial institutions beginning in the latter part of 2008, LyondellBasell AF received notice that rights of redemption had been suspended with respect to a money market fund in which LyondellBasell AF had invested approximately $174 million. LyondellBasell AF subsequently redeemed a total of $172 million, including $137 million in 2008, $23 million in 2009 and $12 million in January 2010.

The following table summarizes capital expenditures for the periods presented:

		Successor	Predecessor
		May 1	January 1
		through	through	For the Twelve Months Ended
	Plan	December 31,	April 30,	December 31,
	2011	2010	2010	2009	2008
Millions of dollars
Capital expenditures by segment:
O&P — Americas	$361	$146	$52	$142	$201
O&P — EAI	286	105	102	411	509
I&D	122	77	8	23	66
Refining and Oxyfuels	345	108	49	167	196
Technology	38	19	12	32	33
Other	15	12	3	6	24

Total capital expenditures by segment	1,167	467	226	781	1,029
Less:
Contributions to PO Joint Ventures	3	1	—	2	29

Consolidated capital expenditures of continuing operations	$1,164	$466	$226	$779	$1,000

The capital expenditures presented in the table above exclude costs of major periodic maintenance and repair activities, including turnarounds and catalyst recharges of $71 million, $39 million and $164 million in the Predecessor periods of 2010, 2009 and 2008, respectively.

Financing Activities — The cash used in the Successor period primarily reflects the repayment of debt in the fourth quarter of 2010. In December 2010, we redeemed $225 million and €37.5 million ($50 million) of our 8% Senior Secured Notes due 2017, comprising 10% of the outstanding senior secured dollar notes and senior secured Euro notes, respectively. In conjunction with the redemption of the notes, we paid premiums totaling $8 million. Also in 2010, we repaid $495 million of the Senior Term Loan Facility, including a mandatory quarterly amortization payment of $1 million and a prepayment, at par, of $494 million in December 2010.

Since the Emergence Date, we made net payments totaling $398 million under the European Securitization Facility, which includes the entire outstanding balance in October 2010. We also made net payments of $14 million under our accounts receivable factoring facility during the Successor period.

As part of our emergence from bankruptcy, we received gross proceeds of $2,800 million on April 30, 2010 in connection with the issuance of shares in a rights offering and paid $86 million of fees, including $70 million of fees to equity backstop providers. On April 30, 2010 we also received net proceeds of $3,242 million from the issuance of new debt by our subsidiary, Lyondell Chemical, including Senior Secured Notes in the amounts of $2,250 million and €375 million ($497 million) and from proceeds of the Senior Term Loan facility of $495 million. Proceeds from the rights offering and the Senior Notes, along with borrowings under the Senior Term Loan Facility and the amended and restated European Securitization, were used to repay outstanding amounts of $2,167 million under the DIP New Money Term Loan, $985 million under the DIP ABL Facility and to pay a $195 million exit fee required under the DIP financing. We also paid fees totaling $92 million in connection with our new U.S. ABL Facility and amended and restated European Securitization facility. Predecessor debt classified as Liabilities subject to compromise immediately prior to emergence from bankruptcy was discharged pursuant to the Plan of Reorganization (see Note 4 to Consolidated Financial Statements).

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

In 2009, LyondellBasell AF borrowed $2,167 million under a DIP financing arrangement, receiving net proceeds of $2,089 million and subsequently paid additional bank fees of $97 million. In addition, LyondellBasell AF paid fees of $93 million related to the issuance of the DIP ABL facility, and at December 31, 2009 had $325 million of net borrowings outstanding under this facility.

The chapter 11 filing in 2009 constituted a termination event under the asset-based credit facilities in the U.S., and LyondellBasell AF used $880 million of the net proceeds under the DIP financing arrangement to repay $766 million and $114 million outstanding under the previous inventory-based credit facility and the North American accounts receivable securitization program, respectively. As noted under Operating Activities, LyondellBasell AF also used $503 million to repurchase outstanding accounts receivable sold under its previous $1,150 million receivables securitization facility. In addition, LyondellBasell AF repaid a $100 million demand note related to emergency postpetition funding. In 2009, LyondellBasell AF made net repayments totaling $201 million under its European receivables securitization program, which was amended and restated in March 2009. LyondellBasell AF repaid $45 million (70 million Australian dollars) outstanding under an Australian term loan and $11 million of other loans, including $6 million outstanding under an Argentinean bank loan, and made mandatory quarterly amortization payments of the Dutch Tranche A Dollar Term Loan totaling $24 million, $6 million of which was related to the DIP financing.

A non-debtor subsidiary of LyondellBasell AF entered into an accounts receivable factoring agreement in 2009 under which it received $24 million of proceeds. See the “Accounts Receivable Factoring Agreement” section in “Liquidity and Capital Resources.” Also in 2009, LyondellBasell AF received $18 million of proceeds from an Argentinean bank loan and borrowed $17 million related to a letter of credit presented for payment under the prepetition senior secured revolving credit facility.

LyondellBasell AF had an additional $21 million of cash used by financing activities, primarily related to the effects of bank overdrafts.

The cash provided in 2008 primarily reflected net $1,510 million borrowed under LyondellBasell AF’s credit facilities offset by $384 million of long-term debt repayments. The borrowings were used to fund the business acquisitions described in the “Investing Activities” section above.

Liquidity and Capital Resources — As of December 31, 2010, we had cash on hand of $4,222 million. In addition, we had total unused availability under our credit facilities of $1,883 million at December 31, 2010, which included the following:

•	$1,380 million under our $1,750 million U.S. ABL facility, which matures in 2014. Availability under the U.S. ABL facility is subject to a borrowing base of $1,750 million at December 31, 2010, and is reduced to the extent of outstanding borrowings and outstanding letters of credit provided under the facility. At December 31, 2010, we had $370 million of outstanding letters of credit and no outstanding borrowings under the facility.

•	€368 million and $16 million (totaling approximately $503 million) under our €450 million European receivables securitization facility. Availability under the European receivables securitization facility is subject to a borrowing base comprising €368 million and $16 million in effect as of December 31, 2010. There were no outstanding borrowings under this facility at December 31, 2010.

In October 2010, we provided the lenders under our accounts receivable factoring facility with notice of our intent to terminate the agreement. The facility was repaid in full in November 2010 and terminated.

We may use cash on hand, cash from operating activities and proceeds from asset divestitures to repay debt, which may include additional purchases of our outstanding bonds in the open market or otherwise. We also plan to finance our ongoing working capital, capital expenditures, debt service and other funding requirements through our future financial and operating performance, which could be affected by general economic, financial, competitive, legislative, regulatory, business and other factors, many of which are beyond our control. We believe that our cash, cash from operating activities and proceeds from our revolving credit facilities provide us with sufficient financial resources to meet our anticipated capital requirements and obligations as they come due.

At December 31, 2010, we had total short-term and long-term debt, including current maturities, of $6,082 million. At December 31, 2010, our $4 million of current maturities of long-term debt comprises various non-U.S. loans.

We are seeking to amend and restate our Senior Secured Term Loan Agreement to, among other things, modify certain restrictive covenants.

Receivables securitization — On May 4, 2010, we amended and restated an existing securitization agreement under which two of our non-U.S. subsidiaries may sell, subject to a borrowing base, up to €450 million in trade receivables. Transfers of accounts receivable under this three-year program do not qualify as sales; therefore, the transferred accounts receivable and the proceeds received through such transfers are included in trade receivables, net, and short-term debt in the consolidated balance sheets. There were no borrowings under this facility as of December 31, 2010.

Contractual and Other Obligations — The following table summarizes, as of December 31, 2010, our minimum payments for long-term debt, including current maturities, short-term debt, and contractual and other obligations for the next five years and thereafter.

		Payments Due By Period
	Total	2011	2012	2013	2014	2015	Thereafter
Millions of dollars

Total debt	$6,082	$46	$10	$1	$—	$1	$6,024
Interest on total debt	4,460	609	608	608	589	579	1,467
Pension benefits:
PBO	2,933	161	166	236	186	205	1,979
Assets	(1,760)	—	—	—	—	—	(1,760)

Funded status	1,173
Other postretirement benefits	332	22	22	23	23	24	218
Advances from customers	101	12	17	16	12	12	32
Other	605	112	93	71	35	33	261
Deferred income taxes	923	168	165	153	143	134	160
Other obligations:
Purchase obligations:
Take-or-pay contracts	15,223	2,400	2,352	2,328	2,357	1,910	3,876
Other contracts	41,593	13,484	6,325	5,612	5,405	4,767	6,000
Operating leases	1,687	278	232	211	185	152	629

Total	$72,179	$17,292	$9,990	$9,259	$8,935	$7,817	$18,886

Total Debt — Total debt includes our 8% U.S. dollar and Euro Senior Secured Notes due 2017, Senior Secured Term Loan Facility due 2016, 11% Senior Secured Notes due 2018, 8.1% guaranteed notes due 2027 (the “2027 Notes”) and various non-U.S. loans. See Note 15 for a discussion of covenant requirements under the credit facilities and indentures and additional information regarding our debt facilities.

Interest — Our debt and related party debt agreements contain provisions for the payment of monthly, quarterly or semi-annual interest at a stated rate of interest over the term of the debt.

Pension Benefits — We maintain several defined benefit pension plans, as described in Note 18 to the Consolidated Financial Statements. At December 31, 2010, the projected benefit obligation for our pension plans exceeded the fair value of plan assets by $1,173 million. Subject to future actuarial gains and losses, as well as actual asset earnings, we, together with our consolidated subsidiaries, will be required to fund the

$1,173 million, with interest, in future years. We contributed $99 million to our pension plans in 2010 and LyondellBasell AF made contributions to the plans of $52 million in 2009 and $80 million in 2008. In January 2011, we contributed $155 million of the approximately $287 million of required contributions that we expect to make to our pension plans in 2011. Estimates of pension benefit payments through 2015 are included in the table above.

Other Postretirement Benefits — We provide other postretirement benefits, primarily medical benefits to eligible participants, as described in Note 18 to the Consolidated Financial Statements. We pay other unfunded postretirement benefits as incurred. Estimates of other postretirement benefit payments through 2015 are included in the table above.

Advances from Customers — We are obligated to deliver product, primarily at cost-based prices, in connection with long-term sales agreements under which our Predecessor received advances from customers in prior years. These advances are treated as deferred revenue and will be amortized to earnings as product is delivered over the remaining terms of the respective contracts, which primarily range from 4 to 8 years. The unamortized long-term portion of such advances totaled $101 million as of December 31, 2010.

Other — Other primarily consists of accruals for environmental remediation costs, obligations under deferred compensation arrangements, and anticipated asset retirement obligations. See “Critical Accounting Policies” below for a discussion of obligations for environmental remediation costs.

Deferred Income Taxes — The scheduled settlement of the deferred tax liabilities shown in the table is based on the scheduled reversal of the underlying temporary differences. Actual cash tax payments will vary depending upon future taxable income.

Purchase Obligations — We are party to various obligations to purchase products and services, principally for raw materials, utilities and industrial gases. These commitments are designed to assure sources of supply and are not expected to be in excess of normal requirements. The commitments are segregated into take-or-pay contracts and other contracts. Under the take-or-pay contracts, we are obligated to make minimum payments whether or not we take the product or service. Other contracts include contracts that specify minimum quantities; however, in the event that we do not take the contractual minimum, we are only obligated for any resulting economic loss suffered by the vendor. The payments shown for the other contracts assume that minimum quantities are purchased. For contracts with variable pricing terms, the minimum payments reflect the contract price at December 31, 2010.

Operating Leases — We lease various facilities and equipment under noncancelable lease arrangements for various periods. See Note 16 to the Consolidated Financial Statements for related lease disclosures.

RELATED PARTY TRANSACTIONS

We have related party transactions with certain of our major shareholders and their affiliates and our joint venture partners. We believe that such transactions are effected on terms substantially no more or less favorable than those that would have been agreed upon by unrelated parties on an arm’s length basis.

LyondellBasell AF had related party transactions with its equity investees and its affiliates as well as a member of its Board of Directors (see Note 7 to the Consolidated Financial Statements). In addition, prior to the Emergence Date, LyondellBasell AF had related party transactions with Access Industries.

CRITICAL ACCOUNTING POLICIES

Management applies those accounting policies that it believes best reflect the underlying business and economic events, consistent with accounting principles generally accepted in the U.S. (see Note 2 to the Consolidated Financial Statements). Our more critical accounting policies include those related to the valuation of inventory, long-lived assets, the valuation of goodwill, accruals for long-term employee benefit costs such as pension and other postretirement costs, liabilities for anticipated expenditures to comply with environmental regulations, and accruals for taxes based on income. Inherent in such policies are certain key assumptions and estimates made by management. Management periodically updates its estimates used in the preparation of the financial statements based on its latest assessment of the current and projected business and general economic environment. Changes to these critical accounting policies have been reviewed with LyondellBasell N.V.’s Supervisory Board.

Inventory — LyondellBasell N.V. adopted the LIFO method of accounting for inventory upon implementation of fresh-start accounting. In conjunction with the implementation of fresh-start accounting on April 30, 2010, the Company recorded its inventory, which is primarily crude-oil derived, at fair value. The resulting increase in inventory was primarily in the U.S. and was largely driven by the price of crude oil. The per barrel benchmark price of WTI crude oil at April 30, 2010 had increased to $86.15. The price of crude oil is subject to many factors, including changes in economic conditions. The fluctuation in the price of crude oil from period to period may result in the recognition of charges to adjust the value of inventory to the lower of cost or market in periods of falling prices and the reversal of those charges in subsequent periods as market prices recover. Accordingly, our cost of sales and results of operations may be affected by such fluctuations.

Following the revaluation of our inventory on April 30, 2010, the per barrel benchmark price of WTI crude oil declined to $75.63 on June 30, 2010, resulting in a $333 million lower of cost or market adjustment primarily to the Company’s raw materials and finished goods inventory and associated increase in cost of sales for the period from May 1 through June 30, 2010. In the third quarter 2010, as a result of lower market prices for certain of the Company’s finished goods inventory, the Company recorded a non-cash charge of $32 million to adjust the value to the lower of cost or market. The recovery of the market price of crude oil in the fourth quarter of 2010, resulted in a non-cash credit of $323 million to earnings.

Long-Lived Assets — With respect to long-lived assets, key assumptions included the estimates of the asset fair values and useful lives at the Emergence Date and the recoverability of carrying values of fixed assets and other intangible assets, as well as the existence of any obligations associated with the retirement of fixed assets. Such estimates could be significantly modified and/or the carrying values of the assets could be impaired by such factors as new technological developments, new chemical industry entrants with significant raw material or other cost advantages, uncertainties associated with the European, U.S. and world economies, the cyclical nature of the chemical and refining industries, and uncertainties associated with governmental actions, whether regulatory or, in the case of Houston refinery, with respect to its crude oil contract.

Earnings in the 2010 Successor period included a pretax charge of $28 million primarily related to impairment of the carrying value of capital additions at our Berre refinery following an analysis of its discounted cash flow projections.

Predecessor earnings for 2009 included pretax impairment charges of $17 million, primarily related to the impairment of LyondellBasell AF’s emissions allowances that are subject to reallocation to other industry participants under a proposed regulation by the Texas Commission on Environmental Quality. As part of its reorganization, LyondellBasell AF also recognized charges totaling $679 million, including $624 million for the write off of the carrying value and related assets of its Chocolate Bayou olefins facility near Alvin, Texas and $55 million for the write off of its ethylene glycol facility in Beaumont, Texas.

Predecessor earnings for 2008 included a $218 million pretax charge for impairment of the carrying value of the assets related to LyondellBasell AF’s Berre Refinery. Also in 2008, LyondellBasell AF recognized a $7 million charge for impairment of its ethylene glycol facility in Beaumont, Texas.

For purposes of recognition and measurement of the above-noted impairments, long-lived assets were grouped with other assets and liabilities at the lowest level for which identifiable cash flows were largely independent of the cash flows of other assets and liabilities.

The estimated useful lives of long-lived assets range from 3 to 30 years. Depreciation and amortization of these assets, including amortization of deferred turnaround costs, under the straight-line method over their estimated useful lives totaled $1,123 million in 2010, including $558 million in the Successor period. Based upon the estimated fair values and re-assessed useful lives at the Emergence Date, depreciation and amortization would be approximately $850 million per year. If the useful lives of the assets were found to be shorter than originally estimated, depreciation and amortization charges would be accelerated over the revised useful life.

Goodwill — Goodwill of $787 million at December 31, 2010 represents the tax effect of the differences between the tax and book bases of the Company’s assets and liabilities resulting from the Company’s revaluation of those assets and liabilities to fair value in connection with the Company’s emergence from bankruptcy and adoption of fresh-start accounting. LyondellBasell N.V. evaluates the carrying value of goodwill annually or more frequently if events or changes in circumstances indicate that the carrying amount may exceed fair value. Recoverability is determined by comparing the estimated fair value of the reporting unit to which the goodwill applies to the carrying value, including goodwill, of that reporting unit.

The recoverability of LyondellBasell N.V.’s goodwill is dependent upon the future operating results associated with its reporting units, which could change significantly based upon business performance or other factors.

Long-Term Employee Benefit Costs — The costs to LyondellBasell N.V. of long-term employee benefits, particularly pension and other postretirement medical and life insurance benefits, are incurred over long periods of time, and involve many uncertainties over those periods. The net periodic benefit cost attributable to current periods is based on several assumptions about such future uncertainties, and is sensitive to changes in those assumptions. It is management’s responsibility, often with the assistance of independent experts, to select assumptions that in its judgment represent its best estimates of the future effects of those uncertainties. It also is management’s responsibility to review those assumptions periodically to reflect changes in economic or other factors that affect those assumptions.

The current benefit service costs, as well as the existing liabilities, for pensions and other postretirement benefits are measured on a discounted present value basis. The discount rate is a current rate, related to the rate at which the liabilities could be settled. LyondellBasell N.V.’s assumed discount rate is based on published average rates for high-quality (Aa rating) ten-year fixed income securities. For the purpose of measuring the benefit obligations at December 31, 2010, LyondellBasell N.V. used a discount rate of 5.25% for most U.S. plans while a rate of 5.0% was used for certain U.S. plans to reflect the different terms of the related benefit obligations. The discount rate used to measure obligations for non-U.S. plans at December 31, 2010 was 4.97%, reflecting market interest rates. The discount rates in effect at December 31, 2010 will be used to measure net periodic benefit cost during 2011.

The benefit obligation and the periodic cost of other postretirement medical benefits also are measured based on assumed rates of future increase in the per capita cost of covered health care benefits. As of December 31, 2010, the assumed rate of increase for our U.S. plans was 9.1%, decreasing to 5% in 2026 and thereafter. The assumed rate of increase for our Canadian plans, as of December 31, 2010, was 8.5%, decreasing to 5% in 2018 and thereafter. A one percentage point change in the health care cost trend rate assumption would have no significant effect on either the benefit liability or the net periodic cost, due to limits on LyondellBasell N.V.’s maximum contribution level under the medical plan.

The net periodic cost of pension benefits included in expense also is affected by the expected long-term rate of return on plan assets assumption. Investment returns that are recognized currently in net income represent the expected long-term rate of return on plan assets applied to a market-related value of plan assets which, for LyondellBasell N.V., is defined as the market value of assets. The expected rate of return on plan assets is a longer term rate, and is expected to change less frequently than the current assumed discount rate, reflecting long-term market expectations, rather than current fluctuations in market conditions.

The weighted average expected long-term rate of return on U.S. and non-U.S. plan assets of 8% and 6.24%, respectively, is based on the average level of earnings that its independent pension investment advisor had advised could be expected to be earned over time. The expectation is based on an asset allocation that varies by region. The asset allocations are summarized in Note 18 to the Consolidated Financial Statements. The actual returns in 2010 for U.S. and non- U.S. plan assets were 15.6% and 8.4%, respectively.

The actual rate of return on plan assets may differ from the expected rate due to the volatility normally experienced in capital markets. Management’s goal is to manage the investments over the long term to achieve optimal returns with an acceptable level of risk and volatility.

Net periodic pension cost recognized each year includes the expected asset earnings, rather than the actual earnings or loss. This unrecognized amount, to the extent it exceeds 10% of the projected benefit obligation for the respective plan, is recognized as additional net periodic benefit cost over the average remaining service period of the participants in each plan.

In May 2010, LyondellBasell N.V. resumed matching contributions under its defined contribution plans (the 401(k) Employee Savings Plans). LyondellBasell AF had temporarily suspended its matching contributions under the Company’s defined contribution plans beginning in March 2009 as a result of the bankruptcy.

Additional information on the key assumptions underlying these benefit costs appears in Note 18 to the Consolidated Financial Statements.

Liabilities for Environmental Remediation Costs — Anticipated expenditures related to investigation and remediation of contaminated sites, which include current and former plant sites and other remediation sites, are accrued when it is probable a liability has been incurred and the amount of the liability can be reasonably estimated. Only ongoing operating and monitoring costs, the timing of which can be determined with reasonable certainty, are discounted to present value. Future legal costs associated with such matters, which generally are not estimable, are not included in these liabilities.

As of December 31, 2010, LyondellBasell N.V.’s accrued liability for future environmental remediation costs at current and former plant sites and other remediation sites totaled $107 million. The liabilities for individual sites range from less than $1 million to $37 million, and remediation expenditures are expected to occur over a number of years, and not to be concentrated in any single year. In the opinion of management, it is reasonably possible that losses in excess of the liabilities recorded for environmental remediation may have been incurred. However, we cannot estimate any amount or range of such possible additional losses. New information about sites, new technology or future developments such as involvement in investigations by regulatory agencies, could require LyondellBasell N.V. to reassess potential exposure related to environmental matters. See Note 21 to the Consolidated Financial Statements for further discussion of environmental remediation matters.

Accruals for Taxes Based on Income — The determination of our provision for income taxes and the calculation of our tax benefits and liabilities is subject to management’s estimates and judgments due to the complexity of the tax laws and regulations in the tax jurisdictions in which we operate. Uncertainties exist with respect to interpretation of these complex laws and regulations.

Deferred tax assets and liabilities are determined based on temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse.

We recognize future tax benefits to the extent that the realization of these benefits is more likely than not. Our current provision for income taxes was impacted significantly by the initial recognition of valuation allowances related to net deferred assets in certain non-U.S. jurisdictions. Further changes to these valuation allowances may impact our future provision for income taxes, which will include no tax benefit with respect to losses incurred and no tax expense with respect to income generated in these countries until the respective valuation allowance is eliminated.

For further information related to our income taxes, see Note 20 to the Consolidated Financial Statements of LyondellBasell N.V. for the year ended December 31, 2010. See Note 24 to LyondellBasell AF’s Consolidated Financial Statements for the year ended December 31, 2009 for further information related to income taxes in the predecessor periods.

Accounting and Reporting Changes

For a discussion of the potential impact of new accounting pronouncements on our consolidated financial statements, see Note 2 to the Consolidated Financial Statements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Note 17 to the Consolidated Financial Statements for discussion of LyondellBasell N.V.’s management of commodity price risk, foreign currency exposure and interest rate risk through its use of derivative instruments and hedging activities.

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

In addition, we selectively use commodity swap, option, and futures contracts with various terms to manage the volatility related to purchases of natural gas and raw materials, as well as product sales. Such contracts are generally limited to durations of one year or less. Cash-flow hedge accounting may be elected for these derivative transactions; however, in some cases, when the duration of a derivative is short, hedge accounting is not elected. When hedge accounting is not elected, the changes in fair value of these instruments will be recorded in earnings. When hedge accounting is elected, gains and losses on these instruments will be deferred in accumulated other comprehensive income (“AOCI”), to the extent that the hedge remains effective, until the underlying transaction is recognized in earnings. Market risks created by these derivative instruments and the mark-to-market valuations of open positions are monitored by management.

During 2010, we entered into futures contracts with respect to sales of gasoline and heating oil, and purchases of crude oil and sales of gasoline. At December 31, 2010, futures contracts for 28 million gallons of gasoline and heating oil in the notional amount of $70 million, maturing in February 2011, were outstanding.

We use value at risk (“VAR”), stress testing and scenario analysis for risk measurement and control purposes. VAR estimates the maximum potential loss in fair market values, given a certain move in prices over a certain period of time, using specified confidence levels. Using sensitivity analysis and hypothetical unfavorable changes in market prices ranging from 27% to 28% from those in effect at December 31, 2010, the effect would be to reduce net income by less than $1 million. The quantitative information about market risk is necessarily limited because it does not take into account the effects of the underlying operating transactions.

Foreign Exchange Risk

We manufacture and market our products in a number of countries throughout the world and, as a result, are exposed to changes in foreign currency exchange rates. Costs in some countries are incurred, in part, in currencies other than the applicable functional currency.

We enter into transactions denominated in other than the functional currency and are, therefore, exposed to foreign currency risk on receivables and payables. We maintain risk management control systems intended to monitor foreign currency risk attributable to both the outstanding foreign currency balances and future commitments. The risk management control systems involve the centralization of foreign currency exposure management, offsetting exposures and estimating the expected impacts of changes in foreign currency rates on our earnings. We enter into foreign currency forward contracts to reduce the effects of our net currency exchange exposures. For the 2010 Successor and Predecessor periods and the years ended December 31, 2009 and 2008, other income (loss), net, in the Consolidated Statements of Income reflected a gain of $18 million, losses of $258 million and gains of $123 million and $20 million, respectively, in net exchange rate gains and losses. For forward contracts that economically hedge recognized monetary assets and liabilities in foreign currencies, no hedge accounting is applied. Changes in the fair value of foreign currency forward contracts are reported in the Consolidated Statements of Income and offset the currency exchange results recognized on the assets and liabilities.

Interest Rate Risk

We are exposed to interest rate risk with respect to variable rate debt. Our variable rate debt consists of our $1,750 million U.S. asset-based facility and our receivable securitization facility. At December 31, 2010, there were no outstanding borrowings under these facilities.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to the Consolidated Financial Statements

Page

LYONDELLBASELL INDUSTRIES N.V.
Reports of Independent Registered Public Accounting Firm	79
Consolidated Financial Statements:
Consolidated Statements of Income	81
Consolidated Balance Sheets	82
Consolidated Statements of Cash Flows	83
Consolidated Statements of Stockholders’ Equity (Deficit)	84
Notes to the Consolidated Financial Statements	86

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and stockholders of LyondellBasell Industries N.V.,

In our opinion, the accompanying consolidated balance sheet as of December 31, 2010 and the related consolidated statement of income, of stockholders’ equity (deficit) and of cash flows for the period from May 1, 2010 through December 31, 2010 present fairly, in all material respects, the financial position of LyondellBasell Industries N.V. and its subsidiaries (the “Successor Company”) at December 31, 2010 and the results of their operations and their cash flows for the period from May 1, 2010 through December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Successor Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 3 to the consolidated financial statements, in 2009 LyondellBasell Industries AF S.C.A. (“the Predecessor Company”), its U.S. subsidiaries and a German subsidiary, each filed a voluntary petition with the United States Bankruptcy Court for reorganization under the provisions of Chapter 11 of the United States Bankruptcy Code. The Predecessor Company’s Third Amended and Restated Plan of Reorganization was confirmed on April 23, 2010 and the Debtors emerged from Chapter 11 protection on April 30, 2010. As of the Emergence Date, the Predecessor Company’s equity interests in its indirect subsidiaries terminated and the Successor Company now owns and operates, directly and indirectly, substantially the same business as the Predecessor Company owned and operated prior to emergence from the Bankruptcy Cases. In connection with its emergence from bankruptcy, the Successor Company adopted fresh start accounting on May 1, 2010.

PricewaterhouseCoopers LLP
Houston, Texas
March 17, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and stockholders of LyondellBasell Industries N.V.

In our opinion, the accompanying consolidated balance sheet as of December 31, 2009 and the related consolidated statements of income, of stockholders’ equity (deficit) and of cash flows for the period from January 1, 2010 through April 30, 2010 and for each of the years ended December 31, 2009 and 2008 present fairly, in all material respects, the financial position of the Predecessor of LyondellBasell Industries N.V. and its subsidiaries (the “Predecessor Company”) at December 31, 2009 and the results of their operations and their cash flows for the period from January 1, 2010 through April 30, 2010 and for each of the years ended December 31, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Predecessor Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the consolidated financial statements, in 2009 the Predecessor Company, its U.S. subsidiaries and a German subsidiary, each filed a voluntary petition with the United States Bankruptcy Court for reorganization under the provisions of Chapter 11 of the United States Bankruptcy Code. The Predecessor Company’s Third Amended and Restated Plan of Reorganization was confirmed on April 23, 2010 and the Debtors emerged from Chapter 11 protection on April 30, 2010. As of the Emergence Date, the Predecessor Company’s equity interests in its indirect subsidiaries terminated and LyondellBasell Industries N.V. (the “Successor Company”) now owns and operates, directly and indirectly, substantially the same business as the Predecessor Company owned and operated prior to emergence from the Bankruptcy Cases. In connection with its emergence from bankruptcy, the Successor Company adopted fresh start accounting on May 1, 2010.

PricewaterhouseCoopers LLP
Houston, Texas
March 17, 2011

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED STATEMENTS OF INCOME

	Successor	Predecessor
	May 1	January 1
	through	through
	December 31,	April 30,	For the Year Ended December 31,
	2010	2010	2009	2008
Millions of dollars, except earnings per share
Sales and other operating revenues:
Trade	$26,961	$13,260	$30,207	$49,903
Related parties	723	207	621	803

	27,684	13,467	30,828	50,706
Operating costs and expenses:
Cost of sales	24,697	12,405	29,372	48,780
Inventory valuation adjustment	42	—	127	1,256
Impairments	28	9	17	5,207
Selling, general and administrative expenses	564	308	850	1,197
Research and development expenses	99	55	145	194

	25,430	12,777	30,511	56,634

Operating income (loss)	2,254	690	317	(5,928)
Interest expense	(545)	(713)	(1,795)	(2,476)
Interest income	17	5	18	69
Other income (expense), net	(103)	(263)	319	106

Income (loss) from continuing operations before equity investments, reorganization items and income taxes	1,623	(281)	(1,141)	(8,229)
Income (loss) from equity investments	86	84	(181)	38
Reorganization items	(23)	7,580	(2,961)	—

Income (loss) from continuing operations before income taxes	1,686	7,383	(4,283)	(8,191)
Provision for (benefit from) income taxes	170	(1,123)	(1,411)	(848)

Income (loss) from continuing operations	1,516	8,506	(2,872)	(7,343)
Income (loss) from discontinued operations, net of tax	64	(2)	1	15

Net income (loss)	1,580	8,504	(2,871)	(7,328)
Less: net loss attributable to non-controlling interests	7	60	6	7

Net income (loss) attributable to the Company	$1,587	$8,564	$(2,865)	$(7,321)

Earnings per share:
Net income:
Basic
Continuing operations	$2.68
Discontinued operations	0.11

	$2.79

Diluted
Continuing operations	$2.67
Discontinued operations	0.11

	$2.78

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED BALANCE SHEETS

	Successor	Predecessor
	December 31,	December 31,
	2010	2009
Millions, except shares and par value data
ASSETS
Current assets:
Cash and cash equivalents	$4,222	$558
Short-term investments	—	11
Accounts receivable:
Trade, net	3,482	3,092
Related parties	265	195
Inventories	4,824	3,277
Prepaid expenses and other current assets	986	1,119

Total current assets	13,779	8,252
Property, plant and equipment, net	7,190	15,152
Investments and long-term receivables:
Investment in PO joint ventures	437	922
Equity investments	1,587	1,085
Related party receivables	14	14
Other investments and long-term receivables	67	112
Goodwill	787	—
Intangible assets, net	1,360	1,861
Other assets	273	363

Total assets	$25,494	$27,761

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term debt	$4	$497
Short-term debt	42	6,182
Accounts payable:
Trade	1,968	1,627
Related parties	793	501
Accrued liabilities	1,705	1,390
Deferred income taxes	244	170

Total current liabilities	4,756	10,367
Long-term debt	6,036	305
Other liabilities	2,183	1,361
Deferred income taxes	923	2,081
Commitments and contingencies
Liabilities subject to compromise	—	22,494
Stockholders’ equity (deficit):
Ordinary shares, €0.04 par value, 1,000 million shares authorized and 565,676,222 shares issued at December 31, 2010	30	—
Predecessor common stock, €124 par value, 403,226 shares authorized and issued at December 31, 2009	—	60
Additional paid-in capital	9,837	563
Retained earnings (deficit)	1,587	(9,313)
Accumulated other comprehensive income (loss)	81	(286)
Treasury stock, at cost, 1,122,651 class A ordinary shares at December 31, 2010	—	—

Total Company share of stockholders’ equity (deficit)	11,535	(8,976)
Non-controlling interests	61	129

Total equity (deficit)	11,596	(8,847)

Total liabilities and equity (deficit)	$25,494	$27,761

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor	Predecessor
	May 1	January 1
	through	through	For the Year Ended
	December 31,	April 30,	December 31,
	2010	2010	2009	2008
Millions of dollars
Cash flows from operating activities:
Net income (loss)	$1,580	$8,504	$(2,871)	$(7,328)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	558	565	1,774	1,911
Asset impairments	28	9	17	5,207
Amortization of debt-related costs	23	307	347	513
Charge related to payment of debt	18	—	—	—
Accrued debtor-in-possession exit fees	—	—	159	—
Inventory valuation adjustment	42	—	127	1,256
Equity investments —
Equity (income) loss	(86)	(84)	181	(38)
Distributions of earnings	34	18	26	98
Deferred income taxes	20	(1,129)	(1,399)	(831)
Reorganization items and fresh-start accounting adjustments, net	23	(7,580)	2,961	—
Reorganization-related payments, net	(349)	(407)	(340)	—
(Gain) loss on sale of assets	(64)	4	8	(9)
Unrealized foreign currency exchange loss (gains)	22	264	(193)	(20)
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(52)	(650)	(129)	1,367
Inventories	(27)	(368)	(40)	943
Accounts payable	392	249	99	(1,563)
Repayment of accounts receivable securitization facility	—	—	(503)	—
Prepaid expenses and other current assets	22	47	(329)	101
Other, net	773	(685)	(682)	(517)

Net cash provided by (used in) operating activities	2,957	(936)	(787)	1,090

Cash flows from investing activities:
Expenditures for property, plant and equipment	(466)	(226)	(779)	(1,000)
Proceeds from insurance claims	—	—	120	89
Acquisition of businesses, net of cash		—	—	(1,061)
Advances and contributions to affiliates	—	—	(4)	(60)
Proceeds from disposal of assets	154	1	20	173
Short-term investments	—	12	23	(32)
Other	—	—	9	7

Net cash used in investing activities	(312)	(213)	(611)	(1,884)

Cash flows from financing activities:
Issuance of class B ordinary shares	—	2,800	—	—
Proceeds from note payable	—	—	100	—
Repayment of note payable	—	—	(100)	—
Net proceeds from (repayments of) debtor-in-possession term loan facility	—	(2,170)	1,986	—
Net borrowings (repayments) under debtor-in-possession revolving credit facility	—	(325)	325	—
Net borrowings (repayments) under pre-petition revolving credit facilities	—	—	(766)	1,510
Net borrowings (repayments) on revolving credit facilities	(412)	38	(298)	—
Proceeds from short-term debt	6	8	42	5
Repayments of short-term debt	(8)	(14)	(6)	(7)
Issuance of long-term debt	—	3,242	—	1
Repayments of long-term debt	(778)	(9)	(68)	(384)
Payments of equity and debt issuance costs	(2)	(253)	(93)	(42)
Other, net	—	(2)	(21)	—

Net cash provided by (used in) financing activities	(1,194)	3,315	1,101	1,083

Effect of exchange rate changes on cash and cash equivalents	60	(13)	(3)	9

Increase (decrease) in cash and cash equivalents	1,511	2,153	(300)	298
Cash and cash equivalents at beginning of period	2,711	558	858	560

Cash and cash equivalents at end of period	$4,222	$2,711	$558	$858

Supplemental Cash Flow Information:
Interest paid	$281	$360	$1,221	$1,457

Net income taxes paid	$75	$12	$57	$145

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

					Accumulated	Total
	Common Stock/		Additional	Retained	Other	Stockholders’	Non-
	Ordinary Shares		Paid-In	Earnings	Comprehensive	Equity	Controlling	Comprehensive
	Issued	Treasury	Capital	(Deficit)	Income (Loss)	(Deficit)	Interests	Income (Loss)
Millions of dollars

Predecessor
Balance, January 1, 2008	$60	$—	$563	$881	$417	$1,921	$144
Net loss	—	—	—	(7,321)	—	(7,321)	(7)	$(7,328)
Financial derivatives, net of tax of ($68)	—	—	—	—	(89)	(89)	—	(89)
Unrealized gain on held-for-sale securities held by equity investees	—	—	—	—	(23)	(23)	—	(23)
Changes in unrecognized employee benefits gains and losses, net of tax of ($127)	—	—	—	—	(378)	(378)	—	(378)
Foreign currency translation, net of tax of ($12)	—	—	—	—	(191)	(191)	(2)	(191)

Comprehensive loss								$(8,009)

Balance, December 31, 2008	$60	$—	$563	$(6,440)	$(264)	$(6,081)	$135
Net loss	—	—	—	(2,865)	—	(2,865)	(6)	$(2,871)
Net distributions to non-controlling interests	—	—	—	—	—	—	(1)	—
Financial derivatives, net of tax of ($27)	—	—	—	—	29	29	—	29
Unrealized gain on held-for-sale securities held by equity investees	—	—	—	—	31	31	—	31
Changes in unrecognized employee benefits gains and losses, net of tax of $(15)	—	—	—	—	(36)	(36)	—	(36)
Foreign currency translation, net of tax of $(6)	—	—	—	—	(46)	(46)	—	(46)
Other	—	—	—	(8)	—	(8)	1	—

Comprehensive loss								$(2,893)

Balance, December 31, 2009	$60	$—	$563	$(9,313)	$(286)	$(8,976)	$129

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)

					Accumulated	Total
	Common Stock/		Additional	Retained	Other	Stockholders’	Non-
	Ordinary Shares		Paid-In	Earnings	Comprehensive	Equity	Controlling	Comprehensive
	Issued	Treasury	Capital	(Deficit)	Income (Loss)	(Deficit)	Interests	Income (Loss)
Millions of dollars

Predecessor
Balance, December 31, 2009	$60	$—	$563	$(9,313)	$(286)	$(8,976)	$129
Net income (loss)	—	—	—	8,564	—	8,564	(60)	$8,504
Net distributions to non-controlling interests	—	—	—	—	—	—	(15)	—
Financial derivatives, net of tax of $51	—	—	—	—	90	90	—	90
Unrealized gain on held-for-sale securities held by equity investees	—	—	—	—	(13)	(13)	—	(13)
Changes in unrecognized employee benefits gains and losses, net of tax of $3	—	—	—	—	(48)	(48)	—	(48)
Foreign currency translation net of tax of $(9)	—	—	—	—	(25)	(25)	—	(25)

Comprehensive loss								$8,508

Balance, April 30, 2010	60	—	563	(749)	(282)	(408)	54
Fresh-start reporting adjustments:
Elimination of predecessor common stock, capital surplus and accumulated earnings	(60)	—	(563)	749	—	126	—
Elimination of predecessor accumulated other comprehensive loss	—	—	—	—	282	282	—

Balance, May 1, 2010, Successor	$—	$—	$—	$—	$—	$—	$54

Successor
Balance May 1, 2010	$—	$—	$—	$—	$—	$—	$54
Issuance of class A and class B ordinary shares	30	—	9,815	—	—	9,845	—
Share-based compensation expense	—	—	22	—	—	22	—
Net income	—	—	—	1,587	—	1,587	(7)	$1,580
Contributions from non-controlling interests	—	—	—	—	—	—	14	—
Unrealized gain on held-for-sale securities held by equity investees	—	—	—	—	1	1	—	1
Changes in unrecognized employee benefits gains and losses, net of tax of ($30)	—	—	—	—	(33)	(33)	—	(33)
Foreign currency translation, net of tax of $4	—	—	—	—	113	113	—	113

Comprehensive income (loss)								$1,661

Balance, December 31, 2010	$30	$—	$9,837	$1,587	$81	$11,535	$61

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Description of Company and Operations

LyondellBasell Industries N.V. is a limited liability company (Naamloze Vennootschap) incorporated under Dutch law by deed of incorporation dated October 15, 2009. LyondellBasell Industries N.V. was formed to serve as the parent holding company for certain subsidiaries of LyondellBasell Industries AF S.C.A. (together with its subsidiaries, “LyondellBasell AF,” the “Predecessor Company” or the “Predecessor”) after completion of proceedings under chapter 11 (“chapter 11”) of title 11 of the United States Bankruptcy Code (the “U.S. Bankruptcy Code”). LyondellBasell Industries AF S.C.A. and 93 of its subsidiaries were debtors (“the Debtors”) in jointly administered bankruptcy cases (the “Bankruptcy Cases”) in the United States Bankruptcy Court in the Southern District of New York (the “Bankruptcy Court”). As of April 30, 2010 (the “Emergence Date”), LyondellBasell Industries AF S.C.A.’s equity interests in its indirect subsidiaries terminated and LyondellBasell Industries N.V. now owns and operates, directly and indirectly, substantially the same business as LyondellBasell Industries AF S.C.A. owned and operated prior to emergence from the Bankruptcy Cases, which business includes subsidiaries of LyondellBasell Industries AF S.C.A. that were not involved in the Bankruptcy Cases. LyondellBasell Industries N.V. is the successor to the combination in December 2007 of Lyondell Chemical Company (“Lyondell Chemical”) and Basell AF S.C.A. (“Basell”), which created one of the world’s largest private petrochemical companies with significant worldwide scale and leading product positions. LyondellBasell Industries AF S.C.A. is no longer part of the LyondellBasell group.

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

LyondellBasell Industries AF S.C.A. was formed in the Grand Duchy of Luxembourg as a corporate partnership limited by shares in April 2005 by BI S.à.r.l., a Luxembourg private limited liability company, affiliated with Access Industries (“Access Industries”), which is a privately held industrial group based in the United States (“U.S.”). On July 2, 2009, Nell Limited (“Nell”), an affiliate of Access Industries and the indirect owner of 100% of the share capital of LyondellBasell AF, transferred its indirect ownership interest in LyondellBasell AF to Prochemie GmbH (“Prochemie”), a wholly owned subsidiary of ProChemie Holding Ltd. (“ProChemie Holding”). As of July 2, 2009, Nell and ProChemie Holding each owned 50% of Prochemie, which owned 100% of the share capital of LyondellBasell AF.

2.	Summary of Significant Accounting Policies

Basis of Presentation — The accompanying consolidated financial statements have been prepared from the books and records of LyondellBasell N.V. and its majority-owned subsidiaries after April 30, 2010 and LyondellBasell AF and its majority-owned subsidiaries for periods up to and including that date under accounting principles generally accepted in the U.S. (“U.S. GAAP”). All inter company transactions and balances have been eliminated in consolidation.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Summary of Significant Accounting Policies — (Continued)

The Company identified adjustments in its opening fresh start balance sheet as a result of deferred tax liabilities either omitted or included in error. These amounts in the aggregate were not material to the Predecessor period or the fresh start opening balance sheet. However, the Company has revised its consolidated financial statements for the four months ending April 30, 2010 to correct for an overstatement of goodwill and deferred income taxes with corresponding adjustments to Reorganization items and Benefit from income taxes resulting from these errors as follows:

	Predecessor
	As Previously
	Reported	Adjustment	Revised
Millions of dollars

Statement of Income
Reorganization items	$8,010	$(430)	$7,580
Income from continuing operations before income taxes	7,813	(430)	7,383
Benefit from income taxes	(693)	(430)	(1,123)
Net income	8,504	—	8,504
Statement of Cash Flows
Reorganization items	(8,010)	430	(7,580)
Deferred income taxes	(610)	(519)	(1,129)
Other*	(761)	76	(685)
Net cash used in operating activities	(936)	—	(936)

*	The adjustment for Other includes the reclassification of $9 million to Asset impairments and $4 million to Gain (loss) on sale of assets to conform to classifications at December 31, 2010.

Amounts presented in Note 4 changed as follows:

Balance Sheet
Goodwill	1,098	(314)	784
Total assets	24,312	(314)	23,998
Deferred income taxes	920	(314)	606
Total liabilities and equity	24,312	(314)	23,998

Investments in joint ventures where we exert a certain level of management control, but lack full decision making ability over all major issues, are accounted for using the equity method. Under those circumstances, the equity method is used even though our ownership percentage may exceed 50%.

The Accounting Policies of LyondellBasell N.V. in the Successor period are as follows:

Fresh Start Accounting — In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 852, Reorganizations, (“ASC 852”), we applied “fresh-start” accounting as of May 1, 2010. Fresh-start accounting requires us to initially record the assets and liabilities at their fair value based on the Company’s reorganization value. Reorganization value is the fair value of the emerged entity before considering liabilities. The Debtors’ reorganization proceedings associated with their emergence from bankruptcy resulted in a new reporting entity. Financial information presented for the Successor is on a basis different from, and is therefore not comparable to, financial information for the Predecessor. The Predecessor information in the financial statements is for periods through April 30, 2010, including the impact of plan of reorganization provisions and the adoption of fresh-start accounting. For additional information on fresh-start accounting, see Note 4.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Summary of Significant Accounting Policies — (Continued)

Revenue Recognition — Revenue from product sales is recognized at the time of transfer of title and risk of loss to the customer, which usually occurs at the time of shipment. Revenue is recognized at the time of delivery if we retain the risk of loss during shipment. For products that are shipped on a consignment basis, revenue is recognized when the customer uses the product. Costs incurred in shipping products sold are included in cost of sales. Billings to customers for shipping costs are included in sales revenue.

With respect to licensing contracts we recognize revenue on a contract-by-contract basis when we determine that we have sold our product or rendered service. For proven technologies for which we are contractually entitled to receive the vast majority of the contract value in cash at or before the date of customer acceptance, we will generally recognize revenue at the date of delivery of the process design package and the related license, provided that the undelivered items are considered inconsequential or perfunctory. Revenue for remaining perfunctory items for these contracts is recognized when the uncertainties are resolved. For contracts involving unproven process technology or post-delivery technical assistance that is not considered inconsequential or perfunctory, we recognize revenue at the date of customer acceptance up to the amount of fixed fees due at customer acceptance date. Future fixed fees for these contracts are recognized when the uncertainties are resolved. Royalties under these contracts are recognized when earned, typically based on production volumes.

Research and Development — Research and Development (“R&D”) costs are expensed when incurred. Subsidies for research and development are included in Other income. Depreciation expense related to R&D assets is included as a cost of R&D. To the extent the purchase price in a business combination is allocated to in-process research and development assets, those assets are capitalized at fair value as an intangible asset with an indefinite life. When the related R&D project is abandoned, the assets are impaired and when the related R&D project activities are completed, we make a determination of the useful lives and amortize those assets over their useful lives.

Cash and Cash Equivalents — Cash equivalents consist of highly liquid debt instruments such as certificates of deposit, commercial paper and money market accounts. Cash equivalents include instruments with maturities of three months or less when acquired. Cash equivalents are stated at cost, which approximates fair value. Cash and cash equivalents exclude restricted cash. Our cash equivalents are placed in high-quality commercial paper, money market funds and time deposits with major international banks and financial institutions.

We have no requirements for compensating balances in a specific amount at a specific point in time. We maintain compensating balances for some of our banking services and products. Such balances are maintained on an average basis and are solely at our discretion.

Allowance for Doubtful Accounts — We establish provisions for doubtful accounts receivable based on our estimates of amounts that we believe are unlikely to be collected. Collectability of receivables is reviewed and the allowance for doubtful accounts is adjusted at least quarterly, based on aging of specific accounts and other available information about the associated customers. Provisions for an allowance for doubtful accounts are included in selling, general and administrative expenses.

Inventories — Inventories are carried at the lower of current market value or cost. Cost is determined using the last-in, first-out (“LIFO”) method for raw materials, work in progress (“WIP”) and finished goods, and the moving average cost method for materials and supplies.

Inventory exchange transactions, which involve fungible commodities and do not involve the payment or receipt of cash, are not accounted for as purchases and sales. Any resulting volumetric exchange balances are accounted for as inventory, with cost determined using the LIFO method.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Summary of Significant Accounting Policies — (Continued)

Property, Plant and Equipment — Property, plant and equipment was recorded at fair value at emergence and then at cost subsequently. Depreciation is computed using the straight-line method over the estimated useful asset lives, generally up to 25 years for major manufacturing equipment, 30 years for buildings, 5 to 15 years for light equipment and instrumentation, 15 years for office furniture and 3 to 5 years for information system equipment. Upon retirement or sale, we remove the cost of the asset and the related accumulated depreciation from the accounts and reflect any resulting gain or loss in the Consolidated Statements of Income. Our policy is to capitalize interest cost incurred on debt during the construction of major projects exceeding one year.

Costs of major maintenance and repairs incurred as part of turnarounds of major units at our manufacturing facilities are deferred and amortized using the straight-line method over the period until the next planned turnaround, predominantly 4 to 7 years. These costs are necessary to maintain, extend and improve the operating capacity and efficiency rates of the production units.

Long-Lived Asset Impairment — We evaluate long-lived assets, including identifiable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When it is probable that undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its estimated fair value.

Goodwill — We recorded goodwill upon application of fresh-start accounting (see Note 4). Goodwill is not amortized, but is tested for impairment annually during the fourth quarter, or sooner if events or changes in circumstances indicate the carrying amount may exceed fair value. Recoverability is determined by comparing the estimated fair value of a reporting unit to the carrying value, including the related goodwill, of that reporting unit. We use the present value of expected net cash flows to determine the estimated fair value of the reporting units. The impairment test requires us to make cash flow assumptions including, among other things, future margins, volumes, operating costs, capital expenditures, growth rates and discount rates. Our assumptions regarding future margins and volumes require significant judgment as actual margins and volumes have fluctuated in the past and will likely continue to do so.

Identifiable Intangible Assets — Costs to purchase and to develop software for internal use are deferred and amortized over periods of 3 to 10 years. Other intangible assets were stated at fair value at emergence and carried at cost or amortized cost subsequently. Such assets primarily consist of emission allowances, various contracts, and in-process research and development. These assets are amortized using the straight-line method over their estimated useful lives or over the term of the related agreement, if shorter.

Environmental Remediation Costs — Anticipated expenditures related to investigation and remediation of contaminated sites, which include current and former plant sites and other remediation sites, are accrued when it is probable a liability has been incurred and the amount of the liability can reasonably be estimated. Only ongoing operating and monitoring costs, the timing of which can be determined with reasonable certainty, are discounted to present value. Future legal costs associated with such matters, which generally are not estimable, are not included in these liabilities.

Legal Costs — We expense legal costs, including those incurred in connection with loss contingencies, as incurred.

Income Taxes — Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as the net tax effects of net operating loss carryforwards. Valuation allowances are provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Summary of Significant Accounting Policies — (Continued)

We recognize the financial statement effects of an uncertain income tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. We accrue for other tax contingencies when it is probable that a liability to a taxing authority has been incurred and the amount of the contingency can be reasonably estimated.

Liabilities Subject to Compromise — Pursuant to U.S. GAAP, certain pre-petition liabilities of the Debtors have been reclassified as of December 31, 2009, to long-term liabilities on the accompanying consolidated balance sheets as liabilities subject to compromise (see Note 3). Liabilities subject to compromise included the Debtors’ long-term debt that was considered undersecured and amounts that were due from the Debtors to vendors and employees for goods and services received prior to the January 6, 2009, April 24, 2009 and May 8, 2009 petition dates and include damage claims created by the Debtors’ rejection of executory contracts. The Debtors recognized claims at the probable allowed amounts. Claims for rejected contracts were recorded at the earlier of default by the Debtors under the contract or notification to the U.S. Bankruptcy Court of rejection. Liabilities subject to compromise were distinguished from pre-petition liabilities of the Debtors estimated to be fully secured, post-petition liabilities of the Debtors and liabilities of the non-Debtors for all of which the balance sheet classification was unchanged.

Stock-Based Compensation — The Company grants stock-based compensation awards that vest over a specified period or upon employees meeting certain service criteria. The fair value of equity instruments issued to employees is measured on the grant date and is recognized over the vesting period.

Non controlling interests  — Non-controlling interests primarily represent the interests of unaffiliated investors in a partnership that owns our PO/SM II plant at the Channelview, Texas complex and a subsidiary owning an equity investment in the Al-Waha Petrochemicals Ltd. joint venture.

Foreign Currency Translation — Our reporting currency for the accompanying financial statements is the U.S. dollar. We have significant operations in several countries of which functional currencies are primarily the U.S. dollar for U.S. operations and the Euro for operations in Europe.

Adjustments resulting from the process of translating foreign functional currency financial statements are included in Accumulated other comprehensive income (loss) in Stockholders’ equity. Foreign currency transaction gains and losses are included in current earnings.

Financial Instruments and Derivatives — We selectively enter into derivative transactions to manage volatility related to market risks associated with changes in commodity pricing, currency exchange rates and interest rates. We categorize assets and liabilities, measured at fair value, into one of three different levels depending on the observability of the inputs employed in the measurement. Level 1 inputs are quoted prices in active markets for identical assets or liabilities. Level 2 inputs are observable inputs other than quoted prices included within Level 1 for the asset or liability, either directly or indirectly through market corroborated inputs. Level 3 inputs are unobservable inputs for the asset or liability reflecting significant modifications to observable related market data or our assumptions about pricing by market participants. For a discussion related to financial instruments and derivatives policies, see Note 17.

Use of Estimates — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Classification — Our consolidated financial statements classify precious metals and catalysts as components of Property, plant and equipment. Catalysts and precious metals were previously reported by the

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Summary of Significant Accounting Policies — (Continued)

Predecessor as Intangible assets and Other assets, respectively. Debt issuance costs, which were previously reported as Intangible assets, net, by the Predecessor, are classified as Other assets by the Successor.

The accounting policies of LyondellBasell A.F. in the Predecessor period were the same as for the Successor period except as follows:

Inventories — Inventories are carried at the lower of current market value or cost. Cost is determined using the FIFO method, except for certain U.S. inventories for which cost is required to be determined using the LIFO method, and the average cost method for materials and supplies.

New Accounting Standards

Business Combinations — In December 2010, the FASB issued guidance related to ASC Topic 805, Business Combinations, to clarify that if a public entity presents comparative financial statements, the entity should disclose pro-forma revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This guidance also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. Adoption of this amendment is not expected to have a material effect on our consolidated financial statements.

Goodwill — In December 2010, the FASB issued guidance related to ASC Topic 350, Intangibles — Goodwill and Other, to require a company with reporting units having a carrying amount of zero or less to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. This guidance is effective for fiscal years, and interim periods within those years, beginning December 15, 2010. Early adoption is not permitted. Adoption of this amendment is not expected to have a material effect on our consolidated financial statements.

Pension and Other Post Retirement Benefits — In September 2010, the FASB issued guidance related to ASC Topic 962, Plan Accounting — Defined Contribution Pension Plans, to clarify how loans to participants should be classified and measured by defined contribution pension benefit plans. The guidance requires that participant loans be classified as notes receivable from participants, which are segregated from plan investments and measured at their unpaid principal balance, plus any accrued but unpaid interest. This guidance is effective for fiscal years ending after December 15, 2010, and should be applied retrospectively to all prior periods presented. Early adoption is permitted. Adoption of this amendment is not expected to have a material effect on our consolidated financial statements.

Revenue Recognition — In April 2010, the FASB issued additional guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. Under this guidance, a vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. Our adoption of this amendment effective July 1, 2010 did not have a material effect on our consolidated financial statements.

In October 2009, the FASB ratified the consensus reached by its emerging issues task force to require companies to allocate revenue in multiple-element arrangements based on the estimated selling price of an element if vendor-specific or other third-party evidence of value is not available. The adoption of these changes, in January 2011, will not have a material effect on our consolidated financial statements.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Summary of Significant Accounting Policies — (Continued)

Income Taxes — In April 2010, the FASB issued additional guidance on accounting for certain tax effects of the 2010 Health Care Reforms Act. The guidance requires entities to recognize the impact of changes in tax law in continuing operations in the Consolidated Statements of Income for the period that includes the enactment date. The adoption of these changes in March 2010 did not have a material effect on the Company’s consolidated financial statements.

Fair Value Measurement — In January 2010, the FASB issued additional guidance on improving disclosures regarding fair value measurements. The guidance requires the disclosure of the amounts of, and the rationale for, significant transfers between Level 1 and Level 2 of the fair value hierarchy, as well as the rationale for transfers in or out of Level 3. We have adopted all of the amendments regarding fair value measurements except for a requirement to disclose information about purchases, sales, issuances, and settlements in the reconciliation of recurring Level 3 measurements on a gross basis. The requirement to separately disclose purchases, sales, issuances, and settlements of recurring Level 3 measurements beginning in 2011 will not have a material impact on our consolidated financial statements.

Transfer and Servicing — In June 2009, the FASB revised the requirements for accounting for transfers of financial assets. These revisions eliminate the concept of a “qualifying special-purpose entity,” change the requirements for de-recognizing financial assets, and require additional disclosures regarding transfers of financial assets, securitization transactions, and exposures to risks related to transferred financial assets. These changes were effective for the Company beginning in 2010. The adoption of these changes did not have a material effect on the Company’s consolidated financial statements.

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

General unsecured non-priority claims against the Debtors were addressed through the bankruptcy process and were reported as liabilities subject to compromise and adjusted to the estimated allowed claim amount as determined through the bankruptcy process if determined to be probable and estimable. Certain of these claims were resolved and satisfied on or before the Debtors’ emergence on April 30, 2010. Except for certain specific non-priority claims, the unsecured non-priority claims were resolved as part of the Plan of Reorganization.

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

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Emergence from Chapter 11 Proceedings — (Continued)

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

Pursuant to the Plan of Reorganization, administrative and priority claims, as well as the new money debtor-in-possession (“DIP”) financing, were repaid in full. The lenders of certain DIP loans, which represented a dollar-for-dollar roll-up or conversion of previously outstanding senior secured loans (“DIP Roll-up Notes”), received new senior secured third lien notes in the same principal amount as the DIP Roll-up Notes. In accordance with the Plan of Reorganization, holders of senior secured claims received a combination of LyondellBasell N.V. class A ordinary shares; rights to purchase class B ordinary shares of LyondellBasell N.V.; LyondellBasell N.V. stock warrants; and cash. Allowed general unsecured claims received a combination of cash and class A ordinary shares of LyondellBasell N.V. pursuant to the Amended Lender Litigation Settlement approved by the U.S. Bankruptcy Court on March 11, 2010.

In conjunction with the Debtors’ emergence from chapter 11, LyondellBasell N.V., through its wholly owned subsidiary, LBI Escrow Corporation, (“LBI Escrow”) issued $3.25 billion of first priority debt, including $2.25 billion and €375 million offerings of senior secured notes in a private placement and borrowings of $500 million under a senior term loan facility. Upon emergence, LBI Escrow merged with and into Lyondell Chemical Company (“Lyondell Chemical”), which replaced LBI Escrow as the issuer of the senior secured notes and as borrower under the term loan. On April 30, 2010, Lyondell Chemical issued $3,240 million of Senior Secured 11% Notes due 2018 (the “Senior Secured 11% Notes”) in exchange for DIP Roll-up Notes incurred as part of the debtor-in-possession financing. The net proceeds from the sale of the senior secured notes, together with borrowings under the term loan, a new European securitization facility, and proceeds from the $2.8 billion rights offering, were used to repay and replace certain existing debt, including the debtor-in-possession credit facilities and an existing European securitization facility, and to make certain related payments. In addition, we entered into a new $1,750 million U.S. asset-based revolving credit facility, which can be used for advances or to issue up to $700 million of letters of credit. For additional information on the Company’s debt, see Note 15.

Liabilities Subject to Compromise — Certain prepetition liabilities subject to compromise were reported at the expected allowed amount, even if they could potentially be settled for lesser amounts in accordance with the terms of the Plan of Reorganization. The total amount to be paid by the Debtors to settle claims is fixed under the Plan of Reorganization. As a result, all of the Debtors’ liabilities subject to compromise at April 30, 2010 have been effectively resolved at the Emergence Date. As of December 31, 2010, approximately $98 million of priority and administrative claims have yet to be paid.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Emergence from Chapter 11 Proceedings — (Continued)

Liabilities subject to compromise included in the Predecessor’s balance sheet consist of the following:

	Predecessor
	April 30,	December 31,
	2010	2009
Millions of dollars

Accounts payable	$473	$602
Employee benefits	994	997
Accrued interest	295	277
Conversion fee — Interim Loan	161	161
Estimated claims	1,392	1,726
Interest rate swap obligations	218	201
Related party payable	—	82
Other accrued liabilities	102	78
Long-term debt	18,310	18,370

Total liabilities subject to compromise	$21,945	$22,494

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

All of the long-term debt classified in liabilities subject to compromise at April 30, 2010, except for a $6 million loan from KIC Ltd., was discharged pursuant to the Plan of Reorganization through distributions of a combination of LyondellBasell N.V. class A ordinary shares, the rights to purchase class B ordinary shares of LyondellBasell N.V. in a rights offering, warrants to purchase class A ordinary shares of LyondellBasell N.V. and cash. The loan from KIC Ltd. was transferred to the Millennium Custodial Trust under the Plan of Reorganization.

Reorganization Items — Reorganization items, including professional advisory fees and other costs directly associated with our reorganization, recognized by the Debtors since the January 6, 2009 bankruptcy are classified as Reorganization items on the Consolidated Statements of Income.

Post-emergence reorganization items are primarily related to professional fees associated with claim settlements, plan implementation and other transition costs attributable to the reorganization. Pre-emergence reorganization items include provisions and adjustments to record the carrying value of certain pre-petition liabilities at their estimated allowable claim amounts, as well as the costs incurred by non-Debtor companies as a result of the Debtors’ chapter 11 proceedings.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Emergence from Chapter 11 Proceedings — (Continued)

The Company’s charges (credits) for reorganization items, including charges recognized by the Debtors, were as follows:

	Successor	Predecessor
			For the
	May 1	January 1	Year
	through	Through	Ended
	December 31,	April 30,	December 31,
	2010	2010	2009
Millions of dollars
Change in net assets resulting from the application of fresh-start accounting	$—	$6,086	$—
Gain on discharge of liabilities subject to compromise	—	(13,617)	—
Asset write-offs and rejected contracts	—	25	679
Estimated claims	(1)	(262)	1,548
Accelerated amortization of debt issuance costs	—	—	228
Professional fees	21	172	218
Employee severance costs	(1)	—	201
Plant closures costs	—	12	53
Other	4	4	34

Total	$23	$(7,580)	$2,961

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

In determining the range of reorganization values, we used a combination of customary valuation techniques, including, among other things:

•	The peer group trading analysis methodology, which calculates the total reorganization value of LyondellBasell N.V. by applying valuation metrics derived from an analysis of publicly traded peer companies to LyondellBasell N.V.’s estimated earnings before interest, tax, depreciation and amortization (“EBITDA”):

•	Valuation metrics consist of implied market trading multiples and are calculated by dividing the publicly traded peer company’s market capitalization by its respective EBITDA;

•	The peer group trading analysis was performed on both a consolidated and reported segment basis; and

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Fresh-Start Accounting — (Continued)

•	Public peer companies were selected based on their comparability to LyondellBasell N.V.’s reportable operating segments, with those comparable companies primarily operating in the diversified commodity chemicals, refining and technology businesses.

•	Discounted cash flow valuation methodology, which calculates the reorganization value of LyondellBasell N.V. as the sum of the present value of its projected unlevered, after-tax free cash flows. The resulting reorganization valuation is representative of LyondellBasell N.V. on a cash-free, debt-free basis:

•	Financial projections beginning May 1, 2010 were estimated based on a 4-year and 8-month detailed forecast followed with a higher level 10-year forecast. These projections reflected certain economic and industry information relevant to the operating businesses of LyondellBasell N.V. and estimated cyclical trends where appropriate. Various time periods within the approximately 15-year forecast period were evaluated including the entire period itself. To the extent that such cycles are, or commodity price volatility within any cycle is, greater or smaller than estimated, the estimate of the reorganization value could vary significantly;

•	The projected cash flows associated with the projections were discounted at a range of rates that reflected the estimated range of weighted average cost of capital (“WACC”);

•	The imputed discounted cash flow value comprises the sum of (i) the present value of the projected unlevered free cash flows over the projection period; and (ii) the present value of a terminal value, which represents the estimate of value attributable to performance beyond the projection period. Cash flows and associated imputed values were calculated on both a consolidated and reportable segment basis;

•	WACCs utilized in the consolidated discounted cash flow analysis ranged from 11% to 12%. The range of WACCs utilized were developed from an analysis of the yields associated with LyondellBasell N.V.’s own debt financings and the equity costs of peer companies as well as the anticipated mix of LyondellBasell N.V.’s debt and equity;

•	A range of terminal value EBITDA multiples were selected which, where appropriate, represented estimated industry cycle average market capitalization/EBITDA multiples; and

•	Additional discounted cash flow analysis was performed for LyondellBasell N.V.’s unconsolidated joint ventures.

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

Fresh-start accounting requires us to allocate the reorganization value approved by the U.S. Bankruptcy Court to the individual assets and liabilities based upon their estimated fair values. The determination of fair values of assets and liabilities is subject to significant estimation and assumptions. The following balance sheet information illustrates the financial effects as of May 1, 2010 of implementing the Plan of Reorganization and the adoption of fresh-start accounting. Adjustments recorded to the Predecessor balance sheet, resulting from the consummation of the Plan of Reorganization and the adoption of fresh-start accounting, are summarized below.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Fresh-Start Accounting — (Continued)

CONSOLIDATED BALANCE SHEET

	Predecessor	Reorganization		Fresh Start		Successor
	LyondellBasell AF	Adjustments		Adjustments		LyondellBasell N.V.
Millions of dollars

ASSETS
Current assets:
Cash and cash equivalents	$817	$1,894	a	$—		$2,711
Accounts receivable	3,771	1		—		3,772
Inventories	3,552	—		1,297	h	4,849
Prepaid expenses and other current assets	1,098	(20)		(30)		1,048

Total current assets	9,238	1,875		1,267		12,380
Property, plant and equipment, net	14,554	—		(7,474)	i	7,080
Investments and long-term receivables:
Investments in PO joint ventures	867	—		(415)	j	452
Equity investments	1,173	—		351	k	1,524
Other investments and long-term receivables	97	—		(46)	k	51
Goodwill	—	—		784	l	784
Intangible assets, net	1,689	—		(215)	m	1,474
Other assets	340	154	b	(241)	n	253

Total assets	$27,958	$2,029		$(5,989)		$23,998

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Fresh-Start Accounting — (Continued)

	Predecessor	Reorganization		Fresh Start		Successor
	LyondellBasell AF	Adjustments		Adjustments		LyondellBasell N.V.
Millions of dollars

Liabilities not subject to compromise —
Current liabilities:
Current maturities of long-term debt	$485	$(480)	c	$—		$5
Short-term debt	6,842	(6,392)	c	—		450
Accounts payable	2,351	1		—		2,352
Accrued liabilities	1,373	46	d	(18)		1,401
Deferred income taxes	162	(4)		285	o	443

Total current liabilities	11,213	(6,829)		267		4,651
Long-term debt	304	6,477	c	—		6,781
Other liabilities	1,416	808	e	(163)	p	2,061
Deferred income taxes	2,009	1,408	o	(2,811)	o	606
Commitments and contingencies
Liabilities subject to compromise	21,945	(21,945)	f	—		—
Stockholders’ equity:
Ordinary shares, €0.04 par value, 1,000 million shares authorized and 565,673,773 shares issued at May 1, 2010	—	30	g	—		30
Additional paid-in capital	—	9,815	g	—		9,815
Predecessor common stock, €124 par value, 403,226 shares authorized and issued at April 30, 2010	60	(60)		—		—
Predecessor additional paid-in capital	563	(563)		—		—
Predecessor retained earnings (deficit)	(9,452)	12,958	f	(3,506)	q	—
Predecessor accumulated other comprehensive income (loss)	(212)	(70)		282		—

Total stockholders’ equity (deficit)	(9,041)	22,110		(3,224)		9,845
Non-controlling interests	112	—		(58)	r	54

Total equity (deficit)	(8,929)	22,110		(3,282)		9,899

Total liabilities and equity (deficit)	$27,958	$2,029		$(5,989)		$23,998

Reorganization and Fresh-Start Accounting Adjustments

Reorganization

a. Cash and cash equivalents — The adjustments to Cash and cash equivalents represent net cash inflows, after giving effect to transactions pursuant to the Plan of Reorganization, including proceeds from the issuance of new notes, borrowings under the new Senior Term Loan Facility, receipt of proceeds from the rights

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Fresh-Start Accounting — (Continued)

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

5,956
Use of funds:
Debtor-in-Possession Credit Agreements —
Term Loan facility due 2010:
New Money Loans	(2,167)
ABL Facility	(985)
Settlement with unsecured creditors	(260)
DIP exit fees	(195)
Funding of Millennium and environmental custodial trusts	(270)
Deferred financing costs	(156)
Other	(29)

(4,062)

Net cash proceeds from reorganization	$1,894

b. Other assets — Changes to Other assets primarily comprise capitalized debt issuance costs resulting from the incurrence of new debt.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Fresh-Start Accounting — (Continued)

c. Debt — The changes in debt are summarized below:

Millions of dollars

Current maturities of senior secured credit facility settled with class A ordinary shares —
Senior secured credit facility:
Term Loan A due 2013, Dutch tranche	$(322)
$1,000 million revolving credit facility	(163)

(485)
Current maturities — New Senior Term Loan Facility due 2016	5

$(480)

Debtor-in-Possession Credit Agreements —
Term Loan facility due 2010:
New Money Loans	$(2,167)
Roll-up Loans — Senior Secured Credit Facility	(3,240)
ABL Facility	(985)

$(6,392)

New long-term debt:
Senior Secured Notes due 2017, $2,250 million, 8.0%	$2,250
Senior Secured Notes due 2017, €375 million, 8.0%	497
Senior Term Loan Facility due 2016 ($5 million of discount)	495
Senior Secured Notes due 2018, $3,240 million, 11.0%	3,240

6,482
Less: Current maturities	(5)

Additional long-term debt	$6,477

d. Accrued liabilities — The net of payments and accruals related to the Plan of Reorganization, including the issuance of warrants to purchase class A ordinary shares with a fair value of $101 million.

e. Other liabilities — The adjustments to Other liabilities primarily reflect the Company’s agreement to continue sponsoring the pension plans previously reported as Liabilities subject to compromise.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Fresh-Start Accounting — (Continued)

f. Liabilities subject to compromise — The adjustment to Liabilities subject to compromise reflects the discharge of Liabilities subject to compromise through a series of transactions involving liabilities, equity and cash. The table below summarizes the discharge of debt:

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

g. Equity — The changes to Equity reflect LyondellBasell N.V.’s issuance of common stock.

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

h. Inventory — We recorded Inventory at its fair value of $4,849 million, which was determined as follows:

•	Finished goods were valued based on the estimated selling price of finished goods on hand less costs to sell, including disposal and holding period costs, and a reasonable profit margin on the selling and disposal effort for each specific category of finished goods being evaluated;

•	Work in process was valued based on the estimated selling price once completed less total costs to complete the manufacturing process, costs to sell including disposal and holding period costs, a reasonable profit margin on the remaining manufacturing, selling, and disposal effort; and

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Fresh-Start Accounting — (Continued)

•	Raw materials were valued based on current replacement cost.

Compared to amounts recorded by LyondellBasell AF, finished goods increased by $888 million, work in process increased by $65 million, raw materials increased by $313 million and other inventories increased by $31 million.

i. Property, Plant and Equipment — We recorded Property, plant and equipment, which includes land, buildings and equipment, furniture and fixtures and construction in progress, at its fair value. Fair value was based on the highest and best use of the assets. We considered and applied two approaches to determine fair value:

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

The following table summarizes the components of Property, plant and equipment, net, at April 30, 2010, and reflects the application of fresh-start accounting at May 1, 2010:

	Successor	Predecessor
	May 1,	April 30,
	2010	2010
Millions of dollars
Land	$290	$280
Manufacturing facilities and equipment	6,176	13,219
Construction in progress	614	1,055

Total property, plant and equipment, net	$7,080	$14,554

There would have been no impairment of our assets during the Predecessor period because undiscounted cash flows exceeded their carrying values.

j. Investments in Propylene Oxide (“PO”) Joint Ventures — Investments in PO Joint Ventures were valued using the techniques described above to value Property, plant and equipment. The equity ownership reflects our direct proportional share of the property, plant and equipment of the PO Joint Ventures. The fair value of the Company’s equity interests in PO Joint Ventures is $452 million.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Fresh-Start Accounting — (Continued)

k. Equity Investments and Other Investments and Long-term Receivables — Our equity in the net assets of our nonconsolidated affiliates was recorded at fair value of $1,575 million determined using discounted cash flow analyses, and included the following assumptions and estimates:

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

l. Goodwill — We recorded Goodwill of $784 million, primarily resulting from the requirement to record the tax effect of the differences for the tax and book basis of the Company’s assets and liabilities. The reported goodwill and deferred tax liabilities reflect an adjustment of $314 million related to the overstatement of goodwill and deferred income taxes reported in previous quarterly financial statements (see Note 2). This correction has no cumulative impact on retained earnings.

m. Intangible Assets — We recorded Intangible assets at their fair values of $1,474 million. The following is a summary of the approaches used to determine the fair value of significant intangible assets:

•	We recorded the fair value of developed proprietary technology licensing and catalyst contracts of $210 million using an excess earnings methodology. Significant assumptions used in the calculation included:

•	Forecasted contractual income (fees generated) for each license technology category less directly attributable marketing as well as research and development costs;

•	Discount rates of 17% based on LyondellBasell N.V.’s WACC adjusted for perceived business risks related to the developed technologies; and

•	Economic lives estimated from 4 to 9 years.

•	We recorded the fair value of favorable utility contracts of $355 million using discounted cash flows. Significant assumptions used in this calculation included:

•	The forward price of natural gas;

•	The projected market settlement price of electricity;

•	Discount rates of 17% based on LyondellBasell N.V’s WACC adjusted for perceived business risks; and

•	Economic lives estimated from 11 to 16 years.

•	We recorded the fair value of $132 million for in-process research and development at the cost incurred to date adjusted for the probability of future marketability.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Fresh-Start Accounting — (Continued)

•	We recorded the fair value of emission allowances of $731 million. Observed market activity for emission allowance trades is primarily generated only by legislation changes. As participants react to legislation, market trades occur as companies pursue their individual lowest cost compliance strategies. Trading, in the absence of an additional significant market participant, generally ceases once compliance is attained. As such, we could not identify any objective inputs based on market activity and an avoided cost of replacement methodology was used to determine estimated fair value. The significant assumptions used in valuing emission allowances include:

•	Business demand for utilization of the allowances held;

•	Engineering and construction costs required to reduce each marginal emission denomination; and

•	Development of new technologies to aid in the cost and effectiveness of compliance.

•	In addition we recorded other intangible assets, including capitalized software and software licenses, at its fair value of $46 million.

n. Other Assets — The adjustment primarily relates to the current deferred taxes and the change in the classification of precious metals from Other assets to Property, plant and equipment.

o. Deferred Income Taxes, Current and Non-current — The application of fresh-start accounting on May 1, 2010 resulted in the remeasurement of deferred income tax liabilities associated with the revaluation of the company’s assets and liabilities pursuant to ASC 852. Deferred income taxes were recorded at amounts determined in accordance with ASC 740.

p. Other Liabilities — The adjustment in accrued liabilities is primarily a result of the revaluation of deferred revenues based on discounted net cash outflows.

q. Retained Deficit — The changes to retained deficit reflect our revaluation of the assets and liabilities of $5,598 million recorded in Reorganization items in the Consolidated Statements of Income, net of $2,092 million related tax adjustments.

r. Non-controlling Interests — We recorded the fair value of non-controlling interests which resulted in a decrease of $58 million.

5.	Business Acquisitions and Dispositions

In December 2010 LyondellBasell N.V. completed the sale of LyondellBasell Flavors & Fragrances, LLC (the “Flavor & Fragrance chemicals business”), receiving proceeds of $154 million and recognized an after-tax gain of $64 million. The Flavor & Fragrance chemicals business has manufacturing facilities at Jacksonville, Florida, and Brunswick, Georgia, and approximately 200 employees. It produces terpene-based fragrance ingredients and flavor ingredients for the oral-care, confectionery and beverage market.

The capital gain generated by the sale of the Flavor & Fragrance chemicals business was offset by capital loss and carryforwards, for which a full valuation allowance had been recorded and, as such, no tax was provided.

In September 2008, the Predecessor completed the sale of its toluene diisocyanate (“TDI”) business for net proceeds of €77 million ($113 million). The income related to the sale of the Flavor & Fragrance chemicals business and the TDI business has been classified as discontinued operations in the consolidated statements of income. The combined revenues and operating expenses of these businesses are not material.

Acquisition of Shell Oil Refinery in Berre l’Etang, France — In April 2008, LyondellBasell AF acquired the Shell oil refinery, inventory and associated infrastructure and businesses at the Berre l’Etang petrochemical complex in France (the “Berre Refinery”) for a purchase price of $927 million including a final adjustment for

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Business Acquisitions and Dispositions — (Continued)

working capital and $112 million for settlement of an accrued contingent consideration. The contingent consideration resulted from the 2005 acquisition of the remaining 50% of Société du Craqueur de l’Aubette S.A.S. (“SCA”) from its previous joint venture partner Shell Pétrochimie Méditerranée.

The refinery is a source of raw materials for, and allowed for vertical integration at, one of our core integrated European sites, which operates world-scale polypropylene and polyethylene plants, a steam cracker and a butadiene extraction unit at Berre l’Etang and a polyethylene plant at nearby Fos sur Mer. The acquisition also allows optimization opportunities with our global fuels and chemicals businesses and provides us with access to significant local logistics assets, including pipeline access, storage terminals and harbor access to the Mediterranean Sea. The refinery’s products include naphtha, VGO, liquefied petroleum gas, fuels for a variety of applications, heating oil and bitumen.

Consolidation of the refinery’s operations prospectively from April 1, 2008 added revenues of $2,750 million and a $147 million operating loss, excluding the impairment discussed below, to the 2008 results of operations.

In the fourth quarter 2008, LyondellBasell AF evaluated the long-lived assets of the Berre Refinery for impairment and recorded a $218 million charge representing the net book value of the assets acquired in April 2008.

Acquisition of Solvay Engineered Polymers — In February 2008, LyondellBasell AF acquired Solvay Engineered Polymers, Inc. (“Solvay”), a leading supplier of polypropylene compounds in North America for $134 million. The acquisition of Solvay complements our existing polymer-based composite materials and alloys business in North America.

6.	Insurance Claims

LyondellBasell AF received insurance proceeds during 2009 and 2008 of $120 million and $89 million, respectively, representing partial settlements of outstanding insurance claims related to damages sustained in 2005 at the polymers plant in Münchsmünster, Germany. These proceeds were used to finance the construction of the polyethylene plant in Münchsmünster, Germany (see Note 21). LyondellBasell AF recognized gains on involuntary conversion in 2009 and 2008 of $120 million and $79 million, respectively, all of which were included in “Other income, net,” in the Consolidated Statements of Income.

7.	Related Party Transactions

The Company has related party transactions with affiliates of our major shareholders, Access Industries (“Access”) and Apollo Management (“Apollo”), and with the Company’s joint venture partners (see Note 13).

Access — Past Access related party transactions included a management and a tax-sharing agreement.

Upon emergence, in May 2010, we entered into a tax cooperation agreement with Access. The tax cooperation agreement allows either party to provide the other with information and support in connection with tax return preparation and audits for a fee. There were no payments made or received under this agreement during 2010.

In December 2007, LyondellBasell AF also entered into a tax-sharing agreement with a subsidiary of Access entitling Access to consideration equal to 17.5% of the net operating loss carryforwards used by LyondellBasell AF entities to reduce their Dutch or French income tax liability. Payments under this agreement are limited to a maximum of $175 million. There were no payments under this agreement during 2010, 2009 and 2008. This agreement was not assumed upon the Company’s emergence from chapter 11.

In December 2007, in connection with the Lyondell Chemical acquisition, LyondellBasell AF entered into a management agreement with Access. The agreement included a periodic annual fee of $25 million.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Related Party Transactions — (Continued)

Management fees of $25 million in 2009 and 2008 are reflected as expense in Selling, general and administrative expenses. The 2009 management fee, which was not paid, was discharged pursuant to the Plan of Reorganization. This agreement was not assumed upon the Company’s emergence from chapter 11.

On December 20, 2010, one of our subsidiaries received demand letters from affiliates of Access. The Access affiliates have demanded that our subsidiary, LyondellBasell Industries Holdings B.V. (“LBIH”), indemnify them and their shareholders, members, affiliates, officers, directors, employees and other related parties for all losses, including attorney’s fees and expenses, arising out of a pending lawsuit and pay $50 million in management fees for 2009 and 2010 in addition to other unspecified amounts related to advice purportedly given in connection with financing and other strategic transactions. For additional information related to this matter, see Note 21.

Apollo — As a result of the distribution of ordinary shares of LyondellBasell N.V. common stock pursuant to the Plan of Reorganization and the issuance of ordinary shares of LyondellBasell N.V. common stock under a rights offering on the Emergence Date, we began reporting transactions between the Company and entities in which Apollo and its affiliates own interests as related party transactions. These transactions include the sales of product under a long-term contract that renews automatically each year on July 31, unless a 90 day notice of termination has been received. Other product sales are made on the spot market.

Consultant Fee — In connection with the Bankruptcy cases, LyondellBasell AF retained the services of and entered into a Bankruptcy Court-approved contractual agreement with one of its directors. The director received a $10 million success fee from the Company upon emergence from chapter 11.

Joint Venture Partners — The Company has related party transactions with its equity investees. These related party transactions include the sales and purchases of goods in the normal course of business as well as certain financing arrangements. In addition, under contractual arrangements with certain of the Company’s equity investees, we receive certain services, utilities, materials and facilities at some of our manufacturing sites and we provide certain services to our equity investees.

In December 2009, LyondellBasell N.V. advanced €10 million ($14 million) to its joint venture partner, Basell Orlen Polyolefins SP.Z.O.O. under a loan agreement that matures on December 31, 2013. The note bears interest, which is due semi-annually, at EURIBOR plus 4% through June 30, 2012 and EURIBOR plus 4.5% thereafter.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Related Party Transactions — (Continued)

Related party transactions are summarized as follows:

	Successor	Predecessor
	May 1	January 1
	through	through	For the Year Ended
	December 31,	April 30,	December 31,
	2010	2010	2009	2008
Millions of dollars
The Company billed related parties for:
Sales of products —
Apollo affiliates	$235	$—	$—	$—
Joint venture partners	488	207	621	803
Shared services agreements —
Apollo affiliates	—	—	—	—
Joint venture partners	22	3	21	14
Interest —
Joint venture partners	—	—	4	18
Related parties billed the Company for:
Sales of products —
Joint venture partners	803	432	1,856	2,418
Shared services agreements —
Joint venture partners	56	28	100	111

8.	Short-term Investments

As a result of financial difficulties experienced by major financial institutions beginning in the latter part of the third quarter of 2008, LyondellBasell AF received notice that rights of redemption had been suspended with respect to a money market fund in which LyondellBasell AF invested approximately $174 million. LyondellBasell AF had been advised that additional redemptions were forthcoming, subject to LyondellBasell AF’s pro rata share of a $3.5 billion loss reserve established by the fund in February 2009. Accordingly, LyondellBasell AF recorded a provision in 2008 for an estimated loss of $5 million related to the money market fund. However, on May 5, 2009, the SEC filed an application for injunctive and other relief with The United States District Court for the Southern District of New York (“U.S. District Court”) that objected to the creation of the $3.5 billion loss reserve and instead proposed a plan to distribute the remaining assets of the money market fund on a pro rata basis to shareholders that have not been fully redeemed since September 15, 2008. A majority of the claimants agreed with the SEC’s plan and on November 25, 2009, the U.S. District Court issued an order which provided for a pro rata distribution of the remaining assets. The Company received redemptions totaling $172 million through December 31, 2010, including $12 million in 2010, $23 million in 2009 and $137 million in 2008. The 2010 redemption exceeded the $9 million carrying value. Accordingly, the Predecessor recognized a $3 million gain on redemption in January 2010.

9.	Accounts Receivable

We sell our products primarily to other industrial concerns in the petrochemicals and refining industries. We perform ongoing credit evaluations of our customers’ financial condition and, in certain circumstances, require letters of credit or corporate guarantees from them. As part of fresh-start accounting our Accounts receivable were valued at market. Our allowance for doubtful accounts at December 31, 2010, which is reflected in the Consolidated Balance Sheets as a reduction of accounts receivable, was $12 million. LyondellBasell AF’s allowance for doubtful accounts receivable totaled $109 million at December 31, 2009.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Accounts Receivable — (Continued)

Our provisions for doubtful accounts receivable, which are recorded in the Consolidated Statements of Income, were $12 million for the eight months ended December 31, 2010. LyondellBasell AF recorded provisions for doubtful accounts receivable of $7 million, $18 million, and $47 million in the four months ended April 30, 2010 and for the full years 2009 and 2008, respectively.

10.	Inventories

Inventories consisted of the following components at December 31:

	Successor	Predecessor
	2010	2009
Millions of dollars
Finished goods	$3,127	$2,073
Work-in-process	230	164
Raw materials and supplies	1,467	1,040

Total inventories	$4,824	$3,277

In connection with application of fresh-start accounting on May 1, 2010, we recorded inventory at its fair value of $4,849 million (see Note 4). The increase in inventory of $1,297 million was primarily in the U.S. and largely due to the price of crude oil.

We recorded non-cash charges in the Successor period totaling $365 million to adjust the value of our raw materials and finished goods inventory to market as of June 30, 2010 and September 30, 2010. These non-cash charges were the result of the decline in the per barrel benchmark price of crude oil from the Emergence Date to June 30, 2010 and lower market prices for certain products, primarily polypropylene. A non-cash credit of $323 million recorded in the fourth quarter 2010 to reflect the recovery of market price substantially offset the lower of cost or market adjustment related to our raw materials inventory.

LyondellBasell AF recorded charges of $127 million and $1,256 million in 2009 and 2008, respectively, to adjust the value of its inventory to market value, which was lower than the carrying cost at December 31, 2009 and 2008.

At December 31, 2010, approximately 87% of our inventories were valued using the LIFO method. Approximately 42% of the Predecessor inventory was valued using the LIFO method at December 31, 2009, and the remainder, excluding materials and supplies, was valued using the FIFO method. The excess of current replacement cost over LIFO cost of inventories amounted to $257 million and $801 million at December 31, 2010 and 2009, respectively. During 2010 and 2009, liquidations of LIFO inventory layers resulted in charges of $9 million and $5 million, respectively.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Property, Plant and Equipment, Goodwill, Intangible and Other Assets

Plant, Property and Equipment — The components of Property, plant and equipment, at cost, and the related accumulated depreciation were as follows at December 31:

	Successor	Predecessor
	2010	2009
Millions of dollars
Land	$286	$297
Manufacturing facilities and equipment	6,752	17,665
Construction in progress	569	1,029

Total property, plant and equipment	7,607	18,991
Less accumulated depreciation	(417)	(3,839)

Property, plant and equipment, net	$7,190	$15,152

In connection with application of fresh-start accounting on May 1, 2010, we recorded Property, plant and equipment, which includes land, buildings and equipment, furniture and fixtures and construction in progress, at its fair value of $7,080 million (see Note 4).

On February 25, 2010, based on the continued impact of global economic conditions on polypropylene demand, LyondellBasell AF announced a project to cease production at, and permanently shut down, its polypropylene plant at Terni, Italy. LyondellBasell AF recognized charges of $23 million in cost of sales related to plant and other closure costs in the first quarter of 2010. In July 2010 the plant ceased production.

Following an analysis of the cash flow projections for the Berre refinery, we concluded that the capital additions in 2010 are impaired. Accordingly, we recognized a $25 million charge for impairment of the carrying value of those assets.

The full carrying value of the Berre Refinery assets was impaired in 2008 resulting in a charge of $218 million. The analysis that was conducted resulting in the impairment was triggered by a downward revision of the Company’s long range cash flow projections due to the significantly deteriorating business conditions experienced in the fourth quarter of 2008.

Capitalized interest expense related to Property, plant and equipment for the eight months ended December 31, 2010, the four months ended April 30, 2010 and for the years ended December 31, 2009 and 2008 was $2 million, $4 million, $35 million and $13 million, respectively.

Goodwill — We recorded goodwill of $784 million upon application of fresh-start accounting (see Note 4). Goodwill at December 31, 2010 reflects a $3 million effect of changes in currency exchange rates since April 30, 2010. This was the only movement in goodwill during the Successor period.

During the fourth quarter of 2008, LyondellBasell AF determined that the goodwill associated with its Refining and Oxyfuels, O&P — Americas and Intermediates and Derivatives business segments was impaired. The impairment was based on a review of the business segments performed by Management in which discounted cash flows did not support the carrying value of the goodwill due to the rapid deterioration in the global economy and the effects on LyondellBasell AF’s operations in the latter part of the fourth quarter of 2008. Accordingly, in the fourth quarter of 2008, LyondellBasell AF recorded a charge to earnings of $4,982 million, for impairment of goodwill, including $4,921 million related to the December 20, 2007 acquisition of Lyondell Chemical. In the fourth quarter of 2009, LyondellBasell AF recorded an adjustment related to prior periods which increased income from operations and net income for the three-month period

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Property, Plant and Equipment, Goodwill, Intangible and Other Assets — (Continued)

ended December 31, 2009 by $65 million. The adjustment related to an overstatement of goodwill impairment in 2008.

Intangible Assets — In connection with application of fresh-start accounting on May 1, 2010, we recorded Intangible assets at their fair values of $1,474 million (see Note 4).

The components of identifiable intangible assets, at cost, and the related accumulated amortization were as follows at December 31:

	Successor			Predecessor
	2010			2009
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
Millions of dollars
In-process research and development costs	$132	$(3)*	$129	$—	$—	$—
Technology, patent and license costs	2	—	2	1,021	(338)	683
Emission allowances	731	(46)	685	733	(62)*	671
Various contracts	567	(74)	493	350	(118)	232
Debt issuance costs	—	—	—	598	(477)	121
Software costs	53	(2)	51	71	(6)	65
Catalyst costs	—	—	—	127	(89)	38
Other	—	—	—	111	(60)	51

Total intangible assets	$1,485	$(125)	$1,360	$3,011	$(1,150)	$1,861

*	Includes impairments discussed in the paragraphs below.

Amortization of these identifiable intangible assets for the next five years is expected to be $133 million in each of 2011, 2012, 2013 and 2014 and $126 million in 2015.

During the Successor period we recognized an impairment of $3 million related to certain in-process research and development projects which were abandoned.

During the fourth quarter 2009 LyondellBasell AF recognized a $44 million charge related to surplus highly-reactive volatile organic compound (“HRVOC”) emissions allowances. For purposes of the annual impairment test, fair value was measured based on estimates of cost to implement alternative emission reduction technology. Also in December 2009, LyondellBasell AF recognized a $9 million impairment for non-U.S. emission rights. These charges are reflected in Impairments on the Consolidated Statements of Income.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Property, Plant and Equipment, Goodwill, Intangible and Other Assets — (Continued)

The components of Other assets were as follows at December 31:

	Successor	Predecessor
	2010	2009
Millions of dollars
Precious metals	$—	$90
Debt issuance costs	126	—
Company-owned life insurance	58	52
Pension assets	21	19
Deferred tax assets	41	115
Other	27	87

Total other assets	$273	$363

Depreciation and Amortization Expense — Depreciation and amortization expense is summarized as follows:

	Successor	Predecessor
	May 1	January 1
	through	through	For the Year Ended
	December 31,	April 30,	December 31,
	2010	2010	2009	2008
Millions of dollars
Property, plant and equipment	$413	$499	$1,515	$1,628
Investment in PO joint ventures	16	19	57	59
Emission allowances	46	—	—	—
Various contracts	81	—	—	—
Technology, patent and license costs	—	25	123	93
Software costs	2	12	21	15
Other	—	10	58	116

Total depreciation and amortization	$558	$565	$1,774	$1,911

Asset Retirement Obligations — At some sites we are contractually obligated to decommission our plants upon site exit. The Company has provided for the net present value of the estimated costs. Typically such

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Property, Plant and Equipment, Goodwill, Intangible and Other Assets — (Continued)

costs are incurred within three years after a plant’s closure. The changes in the Company’s asset retirement obligations were as follows:

	Successor	Predecessor
	May 1	January 1	For the Year
	Through	through	Ended
	December 31,	April 30,	December 31,
	2010	2010	2009
Millions of dollars
Beginning balance	$138	$132	$108
Payments	(11)	(3)	—
Changes in estimates	(2)	(11)	—
Accretion expense	5	40	17
Effects of exchange rate changes	2	(10)	7
Divestitures	—	(2)	—
Other	—	(3)	—

Ending balance	$132	$143	$132

In connection with application of fresh-start accounting on May 1, 2010, we recorded asset retirement obligations at their fair values of $138 million.

We believe that there are asset retirement obligations associated with some of our facilities, but that the present value of those obligations is not material in the context of an indefinite expected life of the facilities. We continually review the optimal future alternatives for our facilities. Any decision to retire one or more facilities may result in an increase in the present value of such obligations.

12.	Investment in PO Joint Ventures

We, together with Bayer AG and Bayer Corporation (collectively “Bayer”), share ownership in a U.S. propylene oxide (“PO”) manufacturing joint venture (the “U.S. PO Joint Venture”) and a separate joint venture for certain related PO technology. Bayer’s ownership interest represents ownership of annual in-kind PO production of the U.S. PO Joint Venture of 1.5 billion pounds in 2010 and 2009. We take in kind the remaining PO production and all co-product (styrene monomer (“SM” or “styrene”) and tertiary butyl ether (“TBA”) production from the U.S. PO Joint Venture.

In addition, we and Bayer each have a 50% interest in a separate manufacturing joint venture (the “European PO Joint Venture”), which includes a world-scale PO/SM plant at Maasvlakte near Rotterdam, The Netherlands. We and Bayer each are entitled to 50% of the PO and SM production at the European PO Joint Venture.

We and Bayer do not share marketing or product sales under the U.S. PO Joint Venture. We operate the U.S. PO Joint Venture’s and the European PO Joint Venture’s (collectively the “PO joint ventures”) plants and arrange and coordinate the logistics of product delivery. The partners share in the cost of production and logistics based on their product offtake.

We report the cost of our product offtake as inventory and cost of sales in our consolidated financial statements. Related cash flows are reported in the operating cash flow section of the consolidated statements of cash flows. Our investment in the PO joint ventures is reduced through recognition of our share of the depreciation and amortization of the assets of the PO joint ventures, which is included in cost of sales. Other changes in the investment balance are principally due to additional capital investments in the PO joint ventures

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Investment in PO Joint Ventures — (Continued)

by us. Our contributions to the PO joint ventures are reported as “Contributions and advances to affiliates” in the Consolidated Statements of Cash Flows.

Total assets reflected in the books and records of the PO joint ventures, primarily property, plant and equipment, were $1,205 million and $1,916 million as of December 31, 2010 and 2009, respectively.

Changes in the Company’s investment in the U.S. and European PO joint ventures for 2010 and 2009 are summarized below:

	U.S. PO Joint	European PO Joint	Total PO Joint
	Venture	Venture	Ventures
Millions of dollars

Successor
Investments in PO joint ventures — May 1, 2010	$303	$149	$452
Cash contributions	1	—	1
Depreciation and amortization	(13)	(3)	(16)
Effect of exchange rate changes	—	—	—

Investments in PO joint ventures — December 31, 2010	$291	$146	$437

Predecessor
Investments in PO joint ventures — January 1, 2010	$533	$389	$922
Return of investment	—	(5)	(5)
Depreciation and amortization	(14)	(5)	(19)
Effect of exchange rate changes	—	(31)	(31)

Investments in PO joint ventures — April 30, 2010	$519	$348	$867

Investments in PO joint ventures — January 1, 2009	$562	$392	$954
Cash contributions	12	2	14
Depreciation and amortization	(41)	(16)	(57)
Effect of exchange rate changes	—	11	11

Investments in PO joint ventures — December 31, 2009	$533	$389	$922

In connection with application of fresh-start accounting on May 1, 2010, our equity interests in PO joint ventures were valued at their fair value of $452 million (see Note 4).

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Equity Investments

Direct and indirect Equity investments held by the Company are as follows:

	December 31,	December 31,
Percent of Ownership	2010	2009

Basell Orlen Polyolefins Sp. Z.o.o.	50.00%	50.00%
PolyPacific Pty. Ltd.	50.00%	50.00%
SunAllomer Ltd.	50.00%	50.00%
Saudi Polyolefins Company	25.00%	25.00%
Saudi Ethylene & Polyethylene Company Ltd.	25.00%	25.00%
Al-Waha Petrochemicals Ltd.	20.95%	20.95%
PolyMirae Co. Ltd.	42.59%	42.59%
HMC Polymers Company Ltd.	28.56%	28.56%
Indelpro S.A. de C.V.	49.00%	49.00%
Kazakhstan Petro-Chemicals Industries, Inc.	—	24.00%
Ningbo ZRCC Lyondell Chemical Co. Ltd.	26.65%	26.65%
Ningbo ZRCC Lyondell Chemical Marketing Co.	50.00%	50.00%
Nihon Oxirane Company	40.00%	40.00%
NOC Asia Ltd.	40.00%	40.00%
Geosel	27.00%	27.00%

The changes in Equity investments are as follows for the years 2010 and 2009:

	Successor	Predecessor
	May 1	January 1	For the Year
	through	through	Ended
	December 31,	April 30,	December 31,
	2010	2010	2009
Millions of dollars
Beginning balance	$1,524	$1,085	$1,215
Investee net income	86	84	47
Impairment recognized by investor	—	—	(228)

Income (loss) from equity investments	86	84	(181)
Dividends received	(34)	(18)	(19)
Contributions to joint venture	—	20	8
Currency exchange effects	(7)	(8)	48
Other	18	10	14

Ending balance	$1,587	$1,173	$1,085

We capitalize interest on the projects of our equity investees that are necessary for the commencement of their principal operations. During 2010 and 2009, the Company capitalized interest of $2 million and $17 million, respectively, for qualified projects of Saudi Ethylene & Polyethylene Company Ltd. and Al-Waha Petrochemicals Ltd.

The subsidiary that holds the Company’s equity interest in Saudi Al-Waha Petrochemicals Ltd has a minority shareholder, which holds 16.21% of its equity. The equity interest held by the minority shareholder

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Equity Investments — (Continued)

can be called by the Company or can be put to the Company by the minority interest shareholder at any time after May 23, 2009. The price of the call option is the nominal value of the shares (initial $18 million investment) plus accrued interest based on LIBOR plus 40 basis points, less paid dividends. The price of the put option is €1 plus the minority shareholder’s undistributed pro-rata earnings. As of December 31, 2010 and 2009, the put would have a minimal redemption amount and the call could be redeemed for $21 million and $20 million, respectively, the value of the initial investment plus accrued interest.

Summarized balance sheet information and the Company’s share of Equity investments was as follows:

	Successor		Predecessor
	December 31, 2010		December 31, 2009
		Company		Company
	100%	Share	100%	Share
Millions of dollars
Current assets	$3,793	$1,343	$2,760	$1,016
Noncurrent assets	6,849	1,998	6,887	2,172

Total assets	10,642	3,341	9,647	3,188
Current liabilities	2,923	1,016	1,881	695
Noncurrent liabilities	3,926	1,100	4,207	1,180

Net assets	$3,793	$1,225	$3,559	$1,313

Summarized income statement information and the Company’s share for the periods for which the respective equity investments were accounted for under the equity method is set forth below:

	Successor		Predecessor
	May 1		January 1
	through		through
	December 31, 2010		April 30, 2010
		Company		Company
	100%	Share	100%	Share
Millions of dollars
Revenues	$6,249	$2,248	$3,127	$989
Cost of sales	(5,622)	(2,042)	(2,699)	(869)

Gross profit	627	206	428	120
Net operating expenses	(169)	(55)	(82)	(29)

Operating income	458	151	346	91
Interest income	4	2	2	1
Interest expense	(151)	(43)	(43)	(13)
Foreign currency translation	5	(1)	83	24
Income (loss) from equity investments	(2)	(3)	3	2

Income before income taxes	314	106	391	105
Provision for income taxes	43	20	67	21

Net income	$271	$86	$324	$84

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Equity Investments — (Continued)

	Predecessor
	2009		2008
		Company		Company
	100%	Share	100%	Share
Millions of dollars

Revenues	$6,640	$2,099	$7,252	$2,609
Cost of sales	(5,973)	(1,891)	(6,532)	(2,418)

Gross profit	667	208	720	191
Net operating expenses	(169)	(71)	(423)	(106)

Operating income	498	137	297	85
Interest income	18	3	24	8
Interest expense	(202)	(61)	(62)	(26)
Foreign currency translation	(10)	(5)	(57)	(16)
Income from equity investments	4	2	23	4

Income before income taxes	308	76	225	55
Provision for income taxes	92	29	58	17

Net income	$216	$47	$167	$38

In connection with application of fresh-start accounting on May 1, 2010, we recorded equity investments at their fair value of $1,524 million (see Note 4). The carrying value of our equity investments at December 31, 2010 of $1,587 million reflects the 2010 aggregate fair value adjustment, which is different than our share of its equity investment in the underlying assets of $1,225 million. In 2009, the Company recognized pretax impairment charges totaling $228 million for impairment of the carrying value of its investments in certain joint ventures.

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

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Accrued Liabilities

Accrued liabilities consisted of the following components at December 31:

	Successor	Predecessor
	2010	2009
Millions of dollars
Payroll and benefits	$386	$403
Taxes other than income taxes	235	209
Interest	202	26
Product sales rebates	210	156
Warrants	215	—
Debtor-in-possession exit fees	—	195
Income taxes	99	84
Priority and administrative claims	98	—
Deferred revenues	49	36
Other	211	281

Total accrued liabilities	$1,705	$1,390

15.	Debt

Long-term loans, notes and other long-term debt due to banks and other unrelated parties consisted of the following:

	Successor	Predecessor
	December 31,	December 31,
	2010	2009
Millions of dollars
Bank credit facilities:
Senior Term Loan Facility due 2016	$5	$—
Senior secured credit facility:
Term loan A due 2013 — Dutch tranche	—	331
$1,000 million revolving credit facility	—	164
Senior Secured Notes due 2017, $2,250 million, 8.0%	2,025	—
Senior Secured Notes due 2017, €375 million, 8.0%	452	—
Senior Secured Notes due 2018, $3,240 million, 11.0%	3,240	—
Guaranteed Notes, due 2027	300	300
Other	18	7

Total	6,040	802
Less current maturities	(4)	(497)

Long-term debt	$6,036	$305

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Debt — (Continued)

Short-term loans, notes and other short-term debt due to banks and other unrelated parties consisted of the following:

	Successor	Predecessor
	December 31,	December 31,
	2010	2009
Millions of dollars
Bank credit facilities:
$1,750 million Senior Secured Asset-Based Revolving Credit Agreement	$—	$—
Debtor-in-Possession Credit Agreements:
Term Loan facility due 2010:
New Money Loans	—	2,167
Roll-up Loans — Senior Secured Credit Facility:
Term Loan A due 2013 — U.S. tranche	—	385
Term Loan A due 2013 — Dutch tranche	—	122
Term Loan B due 2014 — U.S. tranche	—	2,012
Term Loan B due 2014 — German tranche	—	465
Revolving Credit Facility — U.S. tranche	—	202
Revolving Credit Facility — Dutch tranche	—	54
ABL Facility	—	325
Receivables securitization program	—	377
Accounts receivable factoring facility	—	24
Financial payables to equity investees	11	12
Other	31	37

Total short-term debt	$42	$6,182

Aggregate maturities of debt during the next five years are $46 million in 2011, $10 million in 2012, $1 million in each of the years 2013 and 2015, and $6,024 million thereafter

On April 30, 2010, in accordance with provisions in the Plan of Reorganization, payments totaling $2,362 million were made to repay, in full, $2,167 million outstanding under the DIP Term Loan Facility and a related $195 million exit fee. The outstanding amount of $985 million under the DIP ABL Facility was also repaid on April 30, 2010. In addition, $18,310 million of debt classified as liabilities subject to compromise was discharged pursuant to the Plan of Reorganization (see Note 4).

Senior Secured 8% Notes — On April 8, 2010, LBI Escrow issued $2,250 million of 8% senior secured notes due 2017 and €375 million of senior secured notes due 2017, (collectively, the “Senior Secured 8% Notes”). We paid fees of $62 million related to the issuance of these facilities. On April 30, 2010, Lyondell Chemical was merged with and replaced LBI Escrow as issuer of the Senior Secured 8% Notes and borrower under the Senior Term Loan Facility.

The Senior Secured 8% Notes are jointly and severally, and fully and unconditionally guaranteed by LyondellBasell N.V. and, subject to certain exceptions, each existing and future wholly owned U.S. restricted subsidiary of LyondellBasell N.V. (other than Lyondell Chemical, as issuer), other than any such subsidiary that is a subsidiary of a non-U.S. subsidiary (the “Subsidiary Guarantors” and, together with LyondellBasell N.V., the “Guarantors”).

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Debt — (Continued)

The Senior Secured 8% Notes rank equally in right of payment with all existing and future senior debt of Lyondell Chemical and the Guarantors; the notes and guarantees rank junior to obligations of our subsidiaries that do not guarantee the Senior Secured 8% Notes.

The Senior Secured 8% Notes and guarantees are secured by:

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

The Senior Secured 8% Notes are redeemable by Lyondell Chemical (i) prior to maturity at specified redemption premium percentages according to the date the notes are redeemed or (ii) from time to time at a redemption price of 100% of such principal amount plus generally applicable premium as calculated pursuant to a formula.

In addition, Lyondell Chemical has the option to redeem up to 10% of the outstanding Senior Secured 8% Notes annually prior to May 1, 2013 at a redemption price equal to 103% of such notes’ principal amount. Also prior to May 1, 2013, Lyondell Chemical has the option to redeem up to 35% of the original aggregate principal amount of the Senior Secured 8% Notes (plus any additional notes), generally at a redemption price of 108% of such principal amount, with the net proceeds of one or more equity offerings, provided that (i) at least 50% of the original aggregate principal amount remains outstanding immediately after such redemption and (ii) the redemption occurs within 90 days of the closing of the equity offering. The value of this embedded derivative is nominal.

The Senior Secured 8% Notes are redeemable at par after May 1, 2016 and contain covenants, subject to certain exceptions, that restrict, among other things, debt and lien incurrence; investments; certain restricted payments; sales of assets and mergers; and affiliate transactions.

Several of the restrictive covenants would be suspended if we receive an investment grade rating from two rating agencies. The Senior Secured 8% Notes are not subject to the maintenance of any specific financial covenant.

In December 2010 we redeemed $225 million of 8.0% Senior Secured dollar notes and €37.5 million ($50 million) of 8.0% Senior Secured Euro notes maturing in 2017, pursuant to the terms of the indenture representing repayment of 10% of the outstanding bonds. Interest expense in the 2010 Successor period reflects the effect of prepayment premiums of $7 million and $1 million, respectively, paid in connection with the repayment of the 8% Senior Secured dollar notes and 8% Senior Secured Euro notes.

Senior Secured 11% Notes — Consistent with the terms of the Plan of Reorganization, on the Emergence Date, Lyondell Chemical issued Senior Secured 11% Notes under an indenture of approximately $3,240 million, replacing the DIP Roll-up Notes issued as part of the DIP Term Loan Facility in January 2009.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Debt — (Continued)

The Senior Secured 11% Notes are guaranteed by the same Guarantors that support the Senior Secured 8% Notes, the Senior Term Loan Facility and the U.S. ABL Facility. The Senior Secured 11% Notes are secured by the same security package as the Senior Secured 8% Notes, the Senior Term Loan Facility and the U.S. ABL Facility on a third priority basis and bear interest at a rate equal to 11%.

The Senior Secured 11% Notes are redeemable by Lyondell Chemical (i) at par on or after May 1, 2013 and (ii) from time to time at a redemption price of 100% of such principal amount plus generally applicable premium as calculated pursuant to a formula.

In addition, Lyondell Chemical has the option to redeem up to 35% of the original aggregate principal amount of the Senior Secured 11% Notes (plus any additional notes), generally at a redemption price of 111% of such principal amount, with the net proceeds of one or more equity offerings, provided that (i) at least 50% of the original aggregate principal amount remains outstanding immediately after such redemption and (ii) the redemption occurs within 90 days of the closing of the equity offering. The value of this embedded derivative is nominal. The exercise of this option is subject to certain limitations under the Senior Term Loan Facility.

Registration Rights Agreement — In connection with the issuance of the Senior Secured 8% Notes and the Senior Secured 11% Notes (collectively, the “Senior Secured Notes”), we entered into registration rights agreements that require us to exchange the Senior Secured Notes for notes with substantially identical terms as the Senior Secured Notes except the new notes will be registered with the SEC under the Securities Act of 1933, as amended, and will therefore be free of any transfer restrictions. The registration rights agreement requires a registration statement for the exchange to be effective with the SEC by April 30, 2011 and the exchange to be consummated within 45 days thereafter. If we do not meet these deadlines, the interest rate on the Senior Secured Notes will be increased by 0.25% per annum for the 90-day period following April 30, 2011 and will increase by an additional 0.25% for each subsequent 90-day period that the registration and exchange are not completed, up to a maximum of 1.00% per annum.

Senior Term Loan Facility — On April 8, 2010, LBI Escrow borrowed $500 million under a new six-year, $500 million senior term loan facility (the “Senior Term Loan Facility”) and received proceeds, net of discount, of $495 million. We paid fees of $10 million related to the issuance of this facility.

Borrowings under the Senior Term Loan Facility will bear interest at either (a) a LIBOR rate adjusted for certain additional costs or (b) a base rate determined by reference to the highest of the administrative agent’s prime rate, the federal funds effective rate plus 0.5%, or one-month LIBOR plus 1.0% (the “Base Rate”), in each case plus an applicable margin.

The Senior Term Loan Facility is guaranteed, jointly and severally, and fully and unconditionally, on a senior secured basis, initially by the Guarantors. Subject to permitted liens and other exceptions, Lyondell Chemical’s obligations and guarantees will be secured on a pari passu basis with the Senior Secured Notes by first priority security interests in the collateral securing the Senior Secured Notes and by a second priority security interest in the collateral securing the U.S. ABL Facility described below.

The Senior Term Loan Facility contains covenants that are substantially similar to the Senior Secured Notes. The Senior Term Loan Facility is not subject to the maintenance of any specific financial covenant.

During the Successor period, we made payments under the Senior Term Loan Facility totaling $495 million, including a $1 million mandatory quarterly amortization payment in September 2010 and $494 million in December 2010. The payment in December 2010 satisfied all future amortization payments under the loan.

U.S. ABL Facility — On April 8, 2010, Lyondell Chemical completed the financing of a new four-year, $1,750 million U.S. asset-based facility (“U.S. ABL Facility”), which may be used for advances or to issue up to $700 million of letters of credit. Lyondell Chemical paid fees of $70 million related to the completion of

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Debt — (Continued)

this financing. Borrowings under the U.S. ABL Facility bear interest at the Base Rate or LIBOR, plus an applicable margin, and the lenders are paid a commitment fee on the average daily unused commitments.

At December 31, 2010, there were no borrowings outstanding under the U.S. ABL facility and outstanding letters of credit totaled $370 million. Pursuant to the U.S. ABL facility, Lyondell Chemical could, subject to a borrowing base, borrow up to $1,380 million. The borrowing base is determined using formulae applied to accounts receivable and inventory balances, and is reduced to the extent of outstanding letters of credit under the facility. Advances under this new facility are available to our subsidiaries, Lyondell Chemical, Equistar Chemicals LP (“Equistar”), Houston Refining LP, or LyondellBasell Acetyls LLC.

Obligations under the U.S. ABL Facility are guaranteed jointly and severally, and fully and unconditionally, on a senior secured basis, by the Guarantors (except, in the case of any Guarantor that is a borrower under the facility, to the extent of its own obligations in its capacity as a borrower). The borrowers’ obligations under the U.S. ABL Facility and the related guarantees are secured by (i) a first priority lien on all present and after-acquired inventory, accounts receivable, related contracts and other rights, deposit accounts into which proceeds of the foregoing are credited, and books and records related thereto, together with all proceeds of the foregoing, in each case to the extent of the rights, title and interest therein of any ABL borrowers and (ii) a second priority lien on the Senior Secured Notes and Senior Term Loan Facility collateral.

Mandatory prepayments of the loans under the U.S. ABL Facility will be made from net cash proceeds from certain sales of collateral securing the facility and insurance and condemnation awards involving the facility.

The U.S. ABL Facility contains covenants that are substantially similar to the Senior Secured Notes.

In addition, during the first two years, in the event (i) excess availability under the U.S. ABL Facility falls below $300 million for five consecutive business days or below $250 million on any business day, or (ii) total liquidity falls below $550 million for five consecutive business days or below $500 million on any business day, we are required to comply with a minimum fixed charge coverage ratio of not less than 1.00 to 1.00, measured quarterly. Following the second anniversary of the effective date, in the event (i) excess availability under the U.S. ABL Facility falls below $400 million for five consecutive business days or below $325 million on any business day, or (ii) total liquidity falls below $650 million for five consecutive business days or below $575 million on any business day, we are also required to meet the minimum fixed charge coverage ratio. The fixed charge coverage ratio is defined in the facility, generally, as the ratio of earnings before interest, taxes, depreciation and amortization less capital expenditures to consolidated interest expense, plus dividends on preferred or other preferential stock, adjusted for relevant taxes, and scheduled repayments of debt. The availability under the U.S. ABL Facility was $1,380 million as of December 31, 2010.

Guaranteed Notes due 2027 — We have outstanding fixed interest rate Guaranteed Notes of $300 million with a maturity date of March 15, 2027. The interest rate is 8.1% and the interest payment dates are September 15 and March 15.

The Guaranteed Notes are guaranteed by LyondellBasell Industries Holdings B.V., a subsidiary of LyondellBasell N.V. The 2027 Guaranteed Notes provide certain restrictions with respect to the level of maximum debt that can be incurred and security that can be granted by the operating companies in Italy and The Netherlands that are direct or indirect wholly owned subsidiaries of LyondellBasell Industries Holdings B.V.

The 2027 Notes contain customary provisions for default, including, among others, the non-payment of principal and interest on the 2027 Notes, certain failures to perform or observe any other obligation under the 2027 Agreement on the 2027 Notes, the occurrence of certain defaults under other indebtedness, failure to pay certain indebtedness and the insolvency or bankruptcy of certain LyondellBasell N.V. subsidiaries.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Debt — (Continued)

Receivables securitization programs — On December 20, 2007, in connection with the acquisition of Lyondell Chemical, certain U.S. subsidiaries entered into a $1,150 million accounts receivable securitization facility to sell, through a wholly owned, bankruptcy-remote subsidiary, on an ongoing basis and without recourse, interests in a pool of U.S. accounts receivable to financial institutions participating in the facility.

The amount of outstanding receivables sold under the new facility was $503 million as of December 31, 2008. On January 9, 2009, as a result of the filing for relief under chapter 11 of the U.S. Bankruptcy Code, the $1,150 million accounts receivable sales facility was terminated and repaid in full, using $503 million of the initial proceeds of the DIP Financing.

The Company had an accounts receivable securitization program under which it could receive funding of up to €450 million against eligible receivables of certain European subsidiaries. This facility was refinanced, in full, on May 4, 2010 and replaced with a new three-year European securitization facility. Transfers of accounts receivable under this program do not qualify as sales; therefore, the transferred accounts receivable and the proceeds received through such transfers are included in Trade receivables, net, and Short-term debt in the Consolidated Balance Sheets. In October 2010, the amounts outstanding under the receivable securitization program were repaid. The lenders will receive a commitment fee on the unused commitments.

Accounts Receivable Factoring Facility — On October 8, 2009, the Company entered into an accounts receivable factoring facility for up to €100 million. The factoring facility was for an indefinite period, non-recourse, unsecured and terminable by either party subject to notice. In November 2010, the facility was paid in full and terminated.

Other — In the eight months ended December 31, 2010, and in the four months ended April 30, 2010, amortization of debt premiums and debt issuance costs resulted in amortization expense of $23 million and $307 million, respectively, that was included in interest expense in the Consolidated Statements of Income. For the years ended December 31, 2009 and 2008, such amortization was $499 million and $513 million, respectively, including adjustments to fair values included in accounting for the acquisition of Lyondell Chemical, and debt issuance costs.

In 2009, in conjunction with the reclassification of debt to “Liabilities Subject to Compromise,” LyondellBasell AF wrote off the associated unamortized debt issuance costs of $228 million, which are reflected in “Reorganization items” in the Consolidated Statements of Income.

Contractual interest for the Debtors was $914 million for the four-months ended April 30, 2010; and $2,720 million for the year ended December 31, 2009.

Our 2010 weighted average interest rate on outstanding short-term debt was 5% and 9.2% in the 2010 Successor and Predecessor periods, respectively, and 8.8% in 2009.

16.	Lease Commitments

We lease office facilities, railcars, vehicles, and other equipment under long-term operating leases. Some leases contain renewal provisions, purchase options and escalation clauses. Additionally, we have entered into a long-term agreement with an information technology service provider that is cancellable by us with a six-month notice period and payment of a cancellation fee. This agreement is classified as an operating lease.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Lease Commitments — (Continued)

The aggregate future estimated payments under these commitments are:

Millions of dollars

2011	$278
2012	232
2013	211
2014	185
2015	152
Thereafter	629

Total minimum lease payments	$1,687

Rental expense for the years ended December 31, 2010, 2009 and 2008 was $276 million, $315 million and $556 million, respectively.

17.	Financial Instruments and Derivatives

Cash Concentration — Our cash equivalents are placed in high-quality commercial paper, money market funds and time deposits with major international banks and financial institutions.

Market Risks — We are exposed to market risks, such as changes in commodity pricing, currency exchange rates and interest rates. To manage the volatility related to these exposures, we selectively enter into derivative transactions pursuant to our policies. Designation of the derivatives as fair-value or cash-flow hedges is performed on a specific exposure basis. Hedge accounting may or may not be elected with respect to certain short-term exposures. The changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the fair value or cash flows of the underlying exposures being hedged.

Commodity Prices — We are exposed to commodity price volatility related to anticipated purchases of natural gas, crude oil and other raw materials and sales of our products. We selectively use commodity swap, option, and futures contracts with various terms to manage the volatility related to these risks. Such contracts are generally limited to durations of one year or less. Cash-flow hedge accounting may be elected for these derivative transactions. In cases, when the duration of a derivative is short, hedge accounting generally would not be elected. When hedge accounting is not elected, the changes in fair value of these instruments will be recorded in earnings. When hedge accounting is elected, gains and losses on these instruments will be deferred in accumulated other comprehensive income (“AOCI”), to the extent that the hedge remains effective, until the underlying transaction is recognized in earnings.

The Company entered into futures contracts with respect to sales of gasoline and heating oil. These futures transactions were not designated as hedges, and the changes in the fair value of the futures contracts were recognized in earnings. In the eight months ended December 31, 2010, we settled futures positions for gasoline and heating oil of 355 million gallons and 349 million gallons, respectively, resulting in net gains of $3 million and $8 million, respectively. At December 31, 2010, futures contracts for 28 million gallons of gasoline and heating oil in the notional amount of $70 million, maturing in February 2011, were outstanding. The fair values, based on quoted market prices, resulted in a net payable of $1 million at December 31, 2010.

In addition, we settled futures positions for crude oil of 6 million barrels in during the eight months ended December 31, 2010, resulting in net gains of $3 million. These futures transactions were not designated as hedges.

We also entered into futures contracts during the eight months ended December 31, 2010 with respect to purchases of crude oil and sales of gasoline. These futures transactions were not designated as hedges. We settled futures positions for gasoline of 1 million barrels in the eight months ended December 31, 2010,

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Financial Instruments and Derivatives — (Continued)

resulting in a net gain of $5 million. We settled futures positions for crude oil of 1 million barrels in the eight months ended December 31, 2010, resulting in a net loss of $7 million.

Foreign Currency Rates — We have significant operations in several countries of which functional currencies are primarily the U.S. dollar for U.S. operations and the Euro for operations in Europe. We enter into transactions denominated in other than our functional currency and the functional currencies of our subsidiaries and are, therefore, exposed to foreign currency risk on receivables and payables. We maintain risk management control systems intended to monitor foreign currency risk attributable to both the outstanding foreign currency balances and future commitments. The risk management control systems involve the centralization of foreign currency exposure management, the offsetting of exposures and the estimating of expected impacts of changes in foreign currency rates on our earnings. We enter into foreign currency forward contracts to reduce the effects of our net currency exchange exposures. At December 31, 2010, foreign currency forward contracts in the notional amount of $93 million, maturing in January and February 2011, were outstanding. The fair value, based on quoted market exchange rates, resulted in a net payable of $1 million at December 31, 2010.

For forward contracts that economically hedge recognized monetary assets and liabilities in foreign currencies, no hedge accounting is applied. Changes in the fair value of foreign currency forward contracts are reported in the Consolidated Statements of Income and offset the currency exchange results recognized on the assets and liabilities.

Foreign Currency Gain (Loss) — Other income, net, in the Consolidated Statements of Income reflected a gain of $18 million for the eight months ended December 31, 2010; losses of $258 million for the four months ended April 30, 2010; and gains of $123 million and $20 million, for the years ended December 31, 2009 and 2008, respectively, related to changes in currency exchange rates.

Interest Rates — Pursuant to the provisions of the Plan of Reorganization, $201 million in liabilities associated with interest rate swaps designated as cash-flow hedges in the notional amount of $2,350 million were discharged on April 30, 2010. The Predecessor Company discontinued accounting for the interest rate swap as a hedge and, in April 2010, $153 million of unamortized loss was released from AOCI and recognized in Interest expense on the Consolidated Statements of Income.

Warrants — As of December 31, 2010, LyondellBasell N.V. has warrants to purchase 11,508,104 ordinary shares at an exercise price of $15.90 per ordinary share issued and outstanding. The warrants have anti-dilution protection for in-kind stock dividends, stock splits, stock combinations and similar transactions and may be exercised at any time during the period from April 30, 2010 to the close of business on April 30, 2017. Upon an affiliate change of control, the holders of the warrants may put the warrants to LyondellBasell N.V. at a price equal to, as applicable, the in-the-money value of the warrants or the Black-Scholes value of the warrants.

The fair value of each warrant granted is estimated based on quoted market price as of December 31, 2010. A Black-Scholes option-pricing model was used to estimate the fair value of the warrants at April 30, 2010; therefore, the $84 million fair value as of June 30, 2010 has been transferred from Level 3 to Level 1 in the reconciliation of the beginning and ending balances of Level 1, Level 2 and Level 3 inputs, below.

The fair values of the warrants were determined to be $215 million and $101 million at December 31, 2010 and at April 30, 2010, respectively.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Financial Instruments and Derivatives — (Continued)

The following table summarizes financial instruments outstanding as of December 31, 2010 and 2009 that are measured at fair value on a recurring basis and the bases used to determine their fair value in the consolidated balance sheets.

			Quoted Prices
			in Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Notional		Assets	Inputs	Inputs
	Amount	Total	(Level 1)	(Level 2)	(Level 3)
Millions of dollars

Successor
December 31, 2010:
Liabilities at fair value:
Derivatives:
Gasoline and heating oil	$70	$1	$—	$1	$—
Warrants	183	215	215	—	—
Foreign currency	93	1	—	1	—

	$346	$217	$215	$2	$—

Predecessor
December 31, 2009:
Liabilities at fair value:
Derivatives:
Gasoline, heating oil and crude oil	$38	$2	$—	$2	$—
Foreign currency	234	20	—	20	—

	$272	$22	$—	$22	$—

The fair value of all non-derivative financial instruments included in current assets, including cash and cash equivalents and accounts receivable, and accounts payable, approximated the applicable carrying value due to the short maturity of those instruments.

The following table provides the fair value of derivative instruments and their balance sheet classifications at December 31, 2010:

		Successor	Predecessor
	Balance Sheet	December 31,	December 31,
	Classification	2010	2009
Millions of dollars
Fair Value of Derivative Instruments Liability Derivatives
Not designated as hedges:
Warrants	Accrued liabilities	$215	$—
Foreign currency	Accrued liabilities	1	20
Commodities	Accrued liabilities	1	2

		$217	$22

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Financial Instruments and Derivatives — (Continued)

The following table summarizes the pretax effect of derivative instruments charged directly to income:

	Effect of Financial Instruments
		Gain (Loss)	Additional
	Gain (Loss)	Reclassified	Gain (Loss)
	Recognized	from AOCI	Recognized	Income Statement
	in AOCI	to Income	in Income	Classification
Millions of dollars

Successor
For the period May 1 through December 31, 2010:
Derivatives not designated as hedges:
Warrants	$—	$—	$(114)	Other income (expense), net
Commodities	—	—	11	Cost of sales
Foreign currency	—	—	(2)	Other income (expense), net

	$—	$—	$(105)

Predecessor
For the period January 1 through April 30, 2010:
Derivatives designated as cash-flow hedges:
Interest rate	$—	$(17)	$—	Interest Expense

Derivatives not designated as hedges:
Commodities	—	—	6	Cost of sales
Foreign currency	—	—	8	Other income (expense), net

	—	—	14

	$—	$(17)	$14

Non-derivatives designated as hedges of foreign currency:
Net foreign investment —
8.1% Guaranteed Notes due 2027	$(24)	$—	$—
8.375% Senior Notes due 2015	(20)	—	—

	$(44)	$—	$—

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Financial Instruments and Derivatives — (Continued)

	Effect of Financial Instruments
		Gain (Loss)	Additional
	Gain (Loss)	Reclassified	Gain (Loss)
	Recognized	from AOCI	Recognized	Income Statement
	in AOCI	to Income	in Income	Classification
Millions of dollars

Predecessor
For the year ended December 31, 2009:
Derivatives designated as cash-flow hedges:
Commodities	$—	$50	$—	Cost of sales
Cross-currency interest rate	23	23	—	Other income (expense), net
Interest rate	(5)	(31)	—	Interest expense

	18	42	—

Derivatives not designated as hedges:
Commodities	—	—	36	Cost of sales
Foreign currency	—	—	(15)	Other income (expense), net
Stock option plans	—	—	(3)	Other income (expense), net

	—	—	18

	$18	$42	$18

Non-derivatives designated as hedges of foreign currency:
Net foreign investment —
8.1% Guaranteed Notes due 2027	$9	$—	$—
8.375% Senior Notes due 2015	8	—	—

	$17	$—	$—

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Financial Instruments and Derivatives — (Continued)

	Effect of Financial Instruments
		Gain (Loss)	Additional
	Gain (Loss)	Reclassified	Gain (Loss)
	Recognized	from AOCI	Recognized	Income Statement
	in AOCI	to Income	in Income	Classification
Millions of dollars

Predecessor
For the year ended December 31, 2008:
Derivatives designated as cash-flow hedges:
Commodities	$112	$62	$—	Cost of sales
Cross-currency interest rate	22	(22)	—	Other income (expense), net
Interest rate	(241)	—	35	Interest expense

	(107)	40	35

Derivatives not designated as hedges:
Commodities	—	—	9	Cost of sales
Foreign currency	—	—	74	Other income (expense), net
Stock option plans	—	—	(5)	Other income (expense), net

	—	—	78

	$(107)	$40	$113

Non-derivatives designated as hedges of foreign currency:
Net foreign investment —
8.1% Guaranteed Notes due 2027	$(13)	$—	$—
Dutch tranche A term loan	(19)	—	—
8.375% Senior Notes due 2015	(11)	—	—

	$(43)	$—	$—

The carrying value and the estimated fair value of the Company’s non-derivative financial instruments are shown in the table below:

	Successor		Predecessor
	December 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Millions of dollars
Short and long-term debt, including current maturities and debt classified as liabilities subject to compromise	$6,079	$6,819	$25,354	$13,986

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Financial Instruments and Derivatives — (Continued)

The following table summarizes the bases used to measure certain liabilities at fair value on a recurring basis, which are recorded at historical cost or amortized cost, in the consolidated balance sheet:

		Fair Value Measurement
			Quoted prices
	Successor		in active	Significant
	Carrying		markets for	other	Significant
	Value	Fair Value	identical	observable	unobservable
	December 31,	December 31,	assets	inputs	inputs
	2010	2010	(Level 1)	(Level 2)	(Level 3)
Millions of dollars

Short and long-term debt, including current maturities	$6,079	$6,819	$—	$6,774	$45

The following table is a reconciliation of the beginning and ending balances of Level 1, Level 2 and Level 3 inputs:

	Fair Value	Fair Value
	Measurement	Measurement	Fair Value
	Using Quoted	Using	Measurement
	prices in active	Significant	Using
	markets for	Other	Significant
	identical assets	Observable	Unobservable
	(Level 1)	Inputs (Level 2)	Inputs (Level 3)
Millions of dollars

Debt and warrants
Balance at May 1, 2010	$—	$6,766	$558
Purchases, sales, issuances, and settlements (net)	—	(770)	(414)
Transfers in and/or out of Level 3	84	—	(84)
Total gains or losses (realized/unrealized)	131	778	(15)

Balance at December 31, 2010	$215	$6,774	$45

For liabilities classified as Level 1, the fair value is measured using quoted prices in active markets. The total fair value is either the price of the most recent trade at the time of the market close or the official close price, as defined by the exchange in which the asset is most actively traded on the last trading day of the period, multiplied by the number of units held without consideration of transaction costs. For liabilities classified as Level 2, fair value is based on the price a market participant would pay for the security, adjusted for the terms specific to that asset and liability. Broker quotes were obtained from well established and recognized vendors of market data for debt valuations. The inputs for liabilities classified as Level 3 reflect our assessment of the assumptions that a market participant would use in determining the price of the asset or liability, including our liquidity risk at December 31, 2010.

The fair values of Level 3 instruments are determined using pricing data similar to that used in Level 2 financial instruments described above, and reflect adjustments for less liquid markets or longer contractual terms. For these Level 3 financial instruments, pricing data obtained from third party pricing sources is adjusted for the liquidity of the underlying over the contractual terms to develop an estimated price that market participants would use. Our valuation of these instruments considers specific contractual terms, present value concepts and other internal assumptions related to (i) contract maturities that extend beyond the periods in which quoted market prices are available; (ii) the uniqueness of the contract terms; and (iii) our creditworthiness or that of our counterparties (adjusted for collateral related to our asset positions). Based on our calculations, we expect that a significant portion of other debts will react in a generally proportionate

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Financial Instruments and Derivatives — (Continued)

manner to changes in the benchmark interest rate. Accordingly, these financial instruments are fair valued at par and are classified as Level 3.

18.	Pension and Other Postretirement Benefits

We have defined benefit pension plans which cover employees in the U.S. and various non-U.S. countries. We also sponsor postretirement benefit plans other than pensions that provide medical benefits to our U.S. and Canadian employees. In addition, we provide other post employment benefits such as early retirement and deferred compensation severance benefits to employees of certain non-U.S. countries. We use a measurement date of December 31 for all of our benefit plans.

Employees in the U.S. are eligible to participate in defined contribution plans (Employee Savings Plans) by contributing a portion of their compensation. We match a part of the employees’ contributions.

Pensions — Substantially all of our employees in Germany are covered under several defined benefit pension plans, which provide for benefits based on years of service and average rates of pay. Up to a certain salary level, the benefit obligations regarding the majority of the German employees are covered by contributions of the Company and the employees to the Pensionskasse der BASF VVaG. In 2010, our contributions into this plan were $7 million. In addition, we offer an unfunded supplementary plan for employees earning in excess of the local social security limits. For certain employees we offer an unfunded pension plan.

For 2010 the actual return on plan assets for the U.S. and non-U.S. was 15.6% and 8.4%, respectively.

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

The U.S. bankruptcy court approved the termination of the U.S. Supplemental Executive Retirement Plans as of January 6, 2009. The termination of these plans resulted in a gain of $4 million. Due to the bankruptcy no benefits were paid as a result of the plan termination. The beneficiaries of these plans had outstanding claims of $48 million, $8 million of which is related to non-U.S. employees, filed with the bankruptcy court. The liability balance for these claims was discharged pursuant to the Plan of Reorganization (see Note 4).

In 2010, the settlement gain of $15 million in the U.S. plans reflected payments of lump sum benefits in the Pension Plans for Eligible Hourly Non-Represented Employees of Equistar Chemicals, LP and Houston Refining LP Retirement Plan for Eligible Hourly Non-Represented Employees. In 2009, the settlement gain of $11 million in the U.S. plans reflected payments of lump sum benefits in the Pension Plan for Eligible Hourly Represented Employees of Equistar Chemicals, LP and the Houston Refining LP Retirement Plan for Represented Employees.

The accounting for a reduction in expected years of future service due to the headcount reduction program resulted in a $5 million curtailment charge in 2009 related to the U.S. plans: LyondellBasell Retirement Plan, Equistar Chemicals, LP Retirement Plan, and Basell Retirement Income Plan.

Divestitures — In December 2010, we sold our Flavor and Fragrance chemicals business. The plan and related obligations covering the retired employees of the business were retained by LyondellBasell N.V. As a result of this divestiture, the accumulated benefit obligation related to the plan decreased by approximately $4 million, resulting in a curtailment. The gain associated with the curtailment was not recognized in 2010 since it does not exceed the unrecognized net loss existing under the plan.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Pension and Other Postretirement Benefits — (Continued)

The following table provides a reconciliation of projected benefit obligations, plan assets and the funded status of our U.S. and non-U.S. defined benefit pension plans:

	U.S. Plans
	Successor	Predecessor
	May 1	January 1	For the Year
	through	through	Ended
	December 31,	April 30,	December 31,
	2010	2010	2009
Millions of dollars
Change in benefit obligation:
Benefit obligation, beginning of period	$1,730	$1,747	$1,595
Service cost	29	14	50
Interest cost	62	31	90
Actuarial loss (gain)	113	—	113
Plan amendments	—	—	(10)
Benefits paid	(86)	(22)	(60)
Settlement	(15)	—	(39)
Curtailment	1	—	8

Benefit obligation, end of period	1,834	1,770	1,747

Change in plan assets:
Fair value of plan assets, beginning of period	1,194	1,152	1,036
Actual return on plan assets	95	55	215
Company contributions	22	9	—
Benefits paid	(86)	(22)	(60)
Settlement	(15)	—	(39)

Fair value of plan assets, end of period	1,210	1,194	1,152

Funded status of continuing operations, end of period	$(624)	$(576)	$(595)

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Pension and Other Postretirement Benefits — (Continued)

	Non-U.S. Plans
	Successor	Predecessor
	May 1	January 1	For the Year
	through	through	Ended
	December 31,	April 30,	December 31,
	2010	2010	2009
Millions of dollars
Change in benefit obligation:
Benefit obligation, beginning of period	$1,064	$1,031	$960
Reclassify plans to pension from Other Postretirement benefits	30	—	—
Service cost	19	9	28
Interest cost	34	17	53
Actuarial loss (gain)	(37)	94	37
Plan amendments	10	—	—
Benefits paid	(34)	(19)	(44)
Participant contributions	2	1	3
Settlement	—	—	(6)
Curtailment	—	(1)	—
Foreign exchange effects	11	(66)	—
Net transfer in/(out) (including the effect of any business combinations/divestitures)	—	6	—

Benefit obligation, end of period	1,099	1,072	1,031

Change in plan assets:
Fair value of plan assets, beginning of period	512	486	457
Acquisition through business combinations	—	(1)	—
Actual return on plan assets	23	25	31
Company contributions	41	27	52
Benefits paid	(34)	(19)	(44)
Participant contributions	2	1	3
Foreign exchange effects	—	(25)	(7)
Settlement	—	—	(6)
Other	6	—	—

Fair value of plan assets, end of period	550	494	486

Funded status of continuing operations, end of period	$(549)	$(578)	$(545)

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Pension and Other Postretirement Benefits — (Continued)

	Successor		Predecessor
	December 31, 2010		December 31, 2009
	U.S.	Non-U.S.	U.S.	Non-U.S.
Millions of dollars
Amounts recognized in the Consolidated Balance Sheets consist of:
Prepaid benefit cost	$—	$19	$17	$2
Accrued benefit liability, current	—	(33)	—	(1)
Accrued benefit liability, long-term	(624)	(535)	(612)	(546)

Funded status, December 31	$(624)	$(549)	$(595)	$(545)

	Successor		Predecessor
	December 31,		December 31,
	2010		2009
	U.S.	Non-U.S.	U.S.	Non-U.S.
Millions of dollars
Amounts recognized in Accumulated Other Comprehensive Income:
Actuarial and investment loss (gain)	$78	$(40)	$521	$60
Prior service cost (credit)	—	10	(124)	—
Amortization or settlement recognition of net loss	(1)	—	—	—

Balance at December 31	$77	$(30)	$397	$60

The following additional information is presented for our U.S. and non-U.S. pension plans as of December 31:

	Successor		Predecessor
	2010		2009
	U.S.	Non-U.S.	U.S.	Non-U.S.
Millions of dollars
Accumulated benefit obligation for defined benefit plans, December 31	$1,815	$1,013	$1,720	$1,002

Pension plans with projected benefit obligations in excess of the fair value of assets are summarized as follows at December 31:

	Successor		Predecessor
	2010		2009
	U.S.	Non-U.S.	U.S.	Non-U.S.
Millions of dollars
Projected benefit obligations	$1,834	$832	$1,731	$757
Fair value of assets	1,210	263	1,119	210

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Pension and Other Postretirement Benefits — (Continued)

Pension plans with accumulated benefit obligations in excess of the fair value of assets are summarized as follows at December 31:

	Successor		Predecessor
	2010		2009
	U.S.	Non-U.S.	U.S.	Non-U.S.
Millions of dollars
Accumulated benefit obligations	$1,815	$712	$1,704	$734
Fair value of assets	1,210	173	1,119	210

The following table provides the components of net periodic pension costs:

	U.S. Plans
	Successor	Predecessor
	May 1	January 1
	through	through
	December 31,	April 30,	For the Year Ended December 31,
	2010	2010	2009	2008
Millions of dollars
Net Periodic Pension Cost:
Service cost	$29	$14	$50	$50
Interest cost	62	31	90	105
Actual return on plan assets	(95)	(55)	(215)	467
Less — return in excess of (less than) expected return	35	24	125	(593)

Expected return on plan assets	(60)	(31)	(90)	(126)
Settlement and curtailment loss (gain)	2	—	2	1
Prior service cost (benefit) amortization	—	(4)	(14)	(3)
Actuarial and investment loss amortization	—	8	27	—

Net periodic benefit cost (benefit)	$33	$18	$65	$27

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Pension and Other Postretirement Benefits — (Continued)

	Non-U.S. Plans
	Successor	Predecessor
	May 1	January 1
	through	through
	December 31,	April 30,	For the Year Ended December 31,
	2010	2010	2009	2008
Millions of dollars
Net Periodic Pension Cost:
Service cost	$19	$9	$28	$30
Interest cost	34	17	53	50
Actual return on plan assets	(23)	(25)	(31)	61
Less — return in excess of (less than) expected return	3	15	3	(96)

Expected return on plan assets	(20)	(10)	(28)	(35)
Settlement and curtailment loss (gain)	—	(1)	(2)	(1)
Prior service cost (benefit) amortization	—	—	8	2
Actuarial and investment loss amortization	—	1	(3)	(1)
Other	—	1	—	—

Net periodic benefit cost (benefit)	$33	$17	$56	$45

Our goal is to manage pension investments over the longer term to achieve optimal returns with an acceptable level of risk and volatility. The assets are externally managed by professional investment firms and performance is evaluated continuously against specific benchmarks.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Pension and Other Postretirement Benefits — (Continued)

The actual and target allocation for our plans are as follows:

	Successor		Predecessor
	2010		2009
	Actual	Target	Actual	Target
Canada
Equity securities	60%	60%	62%	60%
Fixed income	40%	40%	38%	40%
United Kingdom — Lyondell Chemical Plans
Equity securities	52%	50%	51%	50%
Fixed income	48%	50%	49%	50%
United Kingdom — Basell Plans
Equity securities	59%	60%	97%	60%
Fixed income	41%	40%	3%	40%
United States
Equity securities	65%	65%	64%	65%
Fixed income	27%	30%	29%	30%
Real Estate	3%	5%	3%	5%
Other	5%	—%	4%	—%
Netherlands — Lyondell Chemical Plans
Equity securities	16%	50%	15%	50%
Fixed income	84%	50%	85%	50%
Netherlands — Basell Plans
Equity securities	19%	18%	19%	18%
Fixed income	81%	82%	81%	82%

We estimate the following contributions to our pension plans in 2011:

	U.S.	Non-U.S.
Millions of dollars

Defined benefit plans	$221	$59
Multi-employer plans	—	7

Total	$221	$66

As of December 31, 2010, future expected benefit payments by our pension plans which reflect expected future service, as appropriate, were as follows:

	U.S.	Non-U.S.
Millions of dollars

2011	$112	$49
2012	121	45
2013	117	119
2014	125	61
2015	135	70
2016 through 2020	733	322

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Pension and Other Postretirement Benefits — (Continued)

The following table sets forth the principal assumptions on discount rates, projected rates of compensation increase and expected rates of return on plan assets, where applicable. These assumptions vary for the different plans, as they are determined in consideration of the local conditions.

The assumptions used in determining the net benefit liabilities for our pension plans were as follows at December 31:

	Successor		Predecessor
	2010		2009
	U.S.	Non-U.S.	U.S.	Non-U.S.
Weighted-average assumptions:
Discount rate	5.18%	4.97%	5.75%	5.51%
Rate of compensation increase	4.00%	3.27%	4.00%	3.12%

The assumptions used in determining net benefit costs for our pension plans were as follows:

	Successor		Predecessor
	May 1		January 1
	through		through
	December 31,		April 30,		For the Year Ended December 31,
	2010		2010		2009		2008
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Weighted-average assumptions for the year:
Discount rate	5.68%	4.82%	5.75%	5.50%	6.00%	5.73%	6.30%	5.30%
Expected return on plan assets	8.00%	6.24%	8.00%	6.52%	8.00%	5.78%	8.25%	6.35%
Rate of compensation increase	4.00%	3.26%	4.00%	3.08%	4.45%	3.25%	4.50%	3.11%

The discount rate assumptions reflect the rates at which the benefit obligations could be effectively settled, based on published long-term bond indices where the term closely matches the term of the benefit obligations. The expected rate of return on assets was estimated based on the plans’ asset allocation, a review of historical capital market performance, historical plan performance and a forecast of expected future asset returns. We review these long-term assumptions on a periodic basis.

Our pension plans have not invested in securities of LyondellBasell N.V., and there have been no significant transactions between any of the pension plans and the Company or related parties thereof.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Pension and Other Postretirement Benefits — (Continued)

The pension investments that are measured at fair value as of December 31, 2010 are summarized below:

	U.S. Pension
	Basis of Fair Value Measurement
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance at	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Millions of dollars

U.S.
Common stocks	$806	$806	$—	$—
Fixed income securities	234	—	234	—
Real estate	42	—	—	42
Convertible investments	1	—	1	—
U. S. government securities	103	41	62	—
Cash and Cash equivalents	33	31	2	—
John Hancock GACs	5	—	—	5
Metropolitan Life Insurance GIC	18	—	—	18

Total U.S. Pension Assets	$1,242	$878	$299	$65

	Non-U.S. Pension
	Basis of Fair Value Measurement
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance at	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Millions of dollars

Non-U.S.
Common stocks	$187	$187	$—	$—
Fixed income securities	340	—	340	—
Other	—	—	—	—

Total Non-U.S. Pension Assets	$527	$187	$340	$—

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Pension and Other Postretirement Benefits — (Continued)

The pension investments that are measured at fair value as of December 31, 2009 are summarized below:

	U.S. Pension
	Basis of Fair Value Measurement
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance at	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Millions of dollars

U.S.
Common stocks	$737	$737	$—	$—
Fixed income securities	249	—	249	—
U.S. Government securities	89	41	48	—
Cash and cash equivalents	19	18	1	—
Real estate	36	—	—	36
Convertible investments	2	—	2	—
John Hancock GACs	5	—	—	5
Metropolitan Life Insurance GIC	15	—	—	15

Total U.S. Pension Assets	$1,152	$796	$300	$56

	Non-U.S. Pension
	Basis of Fair Value Measurement
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance at	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Millions of dollars

Non-U.S.
Common stocks	$195	$195	$—	$—
Fixed income securities	291	—	291	—

Total Non-U.S. Pension Assets	$486	$195	$291	$—

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Pension and Other Postretirement Benefits — (Continued)

The following table sets forth a summary of changes in the fair value of the level 3 plan assets for the year ended December 31, 2009 and 2010:

	U.S. Pension
	Level 3 Assets
			John
		Metropolitan	Hancock
	Real estate	Life GAC	GACs	Total
Millions of dollars

Predecessor
Balance, January 1, 2009	$54	$18	$4	$76
Realized gain	2	2	—	4
Unrealized gain (loss) relating to instruments still held at the reporting date	(26)	(5)	1	(30)
Purchases, sales, issuances, and settlements (net)	6	—	—	6

Balance, December 31, 2009	36	15	5	56
Realized gain	1	1	—	2
Unrealized loss relating to instruments still held at the reporting date	(2)	—	—	(2)
Purchases, sales, issuances, and settlements (net)	1	—	—	1

Balance, April 30, 2010	$36	$16	$5	$57

Successor
May 1, 2010	$36	$16	$5	$57
Realized gain	1	1	—	2
Unrealized gain relating to instruments still held at the reporting date	4	1	—	5
Purchases, sales, issuances, and settlements (net)	1	—	—	1

Balance, December 31, 2010	$42	$18	$5	$65

Other Postretirement Benefits — We sponsor unfunded defined benefit health care and life insurance plans covering certain eligible retired employees and their spouses. Generally, the medical plans pay a stated percentage of medical expenses reduced by deductibles and other coverage. Life insurance benefits are generally provided by insurance contracts. We retain the right, subject to existing agreements, to modify or eliminate these benefits.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Pension and Other Postretirement Benefits — (Continued)

The following table provides a reconciliation of benefit obligations of our unfunded other postretirement benefit plans:

	U.S. Plans
	Successor	Predecessor
	May 1	January 1	For The Year
	through	through	Ended
	December 31,	April 30,	December 31,
	2010	2010	2009
Millions of dollars
Change in benefit obligation:
Benefit obligation, beginning of period	$292	$308	$328
Service cost	4	2	5
Interest cost	11	5	18
Plan amendments	—	—	(23)
Actuarial loss (gain)	22	(15)	—
Benefits paid	(21)	(11)	(27)
Participant contributions	6	3	7
Net transfer out including the effect of any business combinations/divestitures	(4)	—	—

Benefit obligation, end of period	310	292	308

Change in plan assets:
Fair value of plan assets, beginning of period	—	—	—
Employer contributions	15	8	20
Participant contributions	6	3	7
Benefits paid	(21)	(11)	(27)

Fair value of plan assets, end of period	—	—	—

Funded status, end of period	$(310)	$(292)	$(308)

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Pension and Other Postretirement Benefits — (Continued)

	Non-U.S. Plans
	Successor	Predecessor
	May 1	January 1	For the Year
	through	through	Ended
	December 31,	April 30,	December 31,
	2010	2010	2009
Millions of dollars
Change in benefit obligation:
Benefit obligation, beginning of period	$53	$45	$44
Transfer to pension from Other Postretirement benefits	(30)	—	—
Service cost	—	—	—
Interest cost	1	1	2
Plan amendments	—	—	—
Actuarial loss (gain)	(2)	10	4
Benefits paid	—	(1)	(4)
Participant contributions	—	—	—
Foreign exchange effects	—	(2)	(1)

Benefit obligation, end of period	22	53	45

Change in plan assets:
Fair value of plan assets, beginning of period	—	—	—
Employer contributions	—	1	4
Participant contributions	—	—	—
Benefits paid	—	(1)	(4)

Fair value of plan assets, end of period	—	—	—

Funded status, end of period	$(22)	$(53)	$(45)

	Successor		Predecessor
	2010		2009
	U.S.	Non-U.S.	U.S.	Non-U.S.
Millions of dollars
Amounts recognized in the Consolidated Balance Sheets consist of:
Accrued benefit liability, current	$(21)	$(1)	$(21)	$(2)
Accrued benefit liability, long-term	(289)	(21)	(287)	(43)

Funded status, December 31	$(310)	$(22)	$(308)	$(45)

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Pension and Other Postretirement Benefits — (Continued)

	Successor		Predecessor
	2010		2009
	U.S.	Non-U.S.	U.S.	Non-U.S.
Millions of dollars
Amounts recognized in Accumulated Other Comprehensive Income:
Actuarial and investment loss (gain)	$18	$(2)	$4	$(1)
Prior service cost	—	—	(76)	—

Balance at December 31	$18	$(2)	$(72)	$(1)

The following table provides the components of net periodic other postretirement benefit costs:

	U.S. Plans
	Successor	Predecessor
	May 1	January 1
	through	through	For the Year Ended
	December 31,	April 30,	December 31,
	2010	2010	2009	2008
Millions of dollars
Net Periodic Other Postretirement Benefit Costs:
Service cost	$3	$2	$5	$6
Interest cost	11	5	18	19
Prior service cost (benefit) amortization	—	(3)	(7)	(5)
Actuarial amortization gain	—	—	(1)	(2)

Net periodic benefit cost	$14	$4	$15	$18

	Non-U.S. Plans
	Successor	Predecessor
	May 1	January 1
	through	through
	December 31,	April 30,	For the Year Ended December 31,
	2010	2010	2009	2008
Millions of dollars
Net Periodic Other Postretirement Benefit Costs:
Service cost	$—	$—	$—	$—
Interest cost	1	1	2	2
Prior service cost (benefit) amortization	—	—	—	(1)
Actuarial amortization gain	—	—	—	—
Curtailment gain	—	—	—	—

Net periodic benefit cost	$1	$1	$2	$1

For the U.S. plans, the assumed annual rate of increase in the per capita cost of covered health care benefits as of December 31, 2010 was 9.1% for 2011 decreasing 0.5% per year to 5.0% in 2026 and thereafter. At December 31, 2010, the assumed annual rate of increase was 9.5%. At December 31, 2009, the assumed rate of increase was 9.5% for 2010 decreasing 0.5% per year to 5% in 2026 and thereafter. At December 31, 2009, the assumed annual rate of increase was 9.5%. For the Canadian plans, the assumed annual rate of increase in the per capita cost of covered health care benefits as of December 31, 2010 was 8.5% for 2011

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Pension and Other Postretirement Benefits — (Continued)

decreasing 0.5% per year to 5% in 2018 and thereafter. At December 31, 2010, the assumed annual rate of increase was 8.5%. As of December 31, 2009, the assumed annual rate of increase in the per capita cost of covered health care benefits for the Canadian plans was 8.5% for 2010 decreasing 0.5% per year to 5% in 2017 and thereafter. At December 31, 2009, the assumed annual rate of increase was 9.0%. For the French plans, the assumed annual rate of increase in the per capita cost of covered health care benefits as of December 31, 2010 was 3.5% for 2011 and at December 31, 2009 was 2.0% for 2010 with no available trending.

The health care cost trend rate assumption does not have a significant effect on the amounts reported due to limits on maximum contribution levels to the medical plans. To illustrate, increasing or decreasing the assumed health care cost trend rates by one percentage point in each year would change the accumulated other postretirement benefit liability as of December 31, 2010 by less than $1 million for U.S. and $3 million for non-U.S. plans and would not have a material effect on the aggregate service and interest cost components of the net periodic other postretirement benefit cost for the year then ended.

The assumptions used in determining the net benefit liabilities for our other postretirement benefit plans were as follows at December 31:

	Successor		Predecessor
	2010		2009
	U.S.	Non-U.S.	U.S.	Non-U.S.
Weighted-average assumptions:
Discount rate	5.00%	5.36%	5.75%	5.46%
Rate of compensation increase	4.00%	3.52%	4.00%	3.58%

The assumptions used in determining the net benefit costs for our other postretirement benefit plans were as follows:

	Successor		Predecessor
	May 1		January 1
	through		through
	December 31,		April 30,		For the Year Ended December 31,
	2010		2010		2009		2008
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Weighted-average assumptions for the year:
Discount rate	5.73%	5.22%	5.75%	5.46%	6.00%	5.73%	6.30%	5.30%
Rate of compensation increase	4.00%	3.46%	4.00%	3.58%	4.45%	3.25%	4.50%	3.11%

As of December 31, 2010, future expected benefit payments by our other postretirement benefit plan, which reflect expected future service, as appropriate, were as follows:

	U.S.	Non-U.S.
Millions of dollars

2011	$21	$1
2012	21	1
2013	22	1
2014	22	1
2015	23	1
2016 through 2020	121	6

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Pension and Other Postretirement Benefits — (Continued)

Accumulated Other Comprehensive Income — The following pre-tax amounts were recognized in accumulated other comprehensive income as of and for the year ended December 31, 2010:

	Pension Benefits		Other Benefits
	Actuarial	Prior Service	Actuarial	Prior Service
	(Gain) Loss	Cost (Credit)	(Gain) Loss	Cost (Credit)
Millions of dollars

Predecessor
January 1, 2009	$612	$(140)	$(4)	$(60)
Arising during the period	6	(3)	7	(1)
Amortization included in net periodic benefit cost	(7)	(7)	2	8
(Gain) loss due to settlements and curtailments	(30)	26	(2)	—
Gain due to plan amendments	—	—	—	(23)

December 31, 2009	581	(124)	3	(76)
Arising during the period	64	—	(5)	—
(Gain) loss due to settlements and curtailments	(10)	5	—	3

April 30, 2010	$635	$(119)	$(2)	$(73)

Successor
May 1, 2010	$—	$—	$—	$—
Arising during the period	38	10	16	—
Amortization included in net periodic benefit cost	—	—	—	—
(Gain) loss due to settlements and curtailments	(1)	—	—	—

December 31, 2010	$37	$10	$16	$—

Deferred income taxes related to amounts in Accumulated other comprehensive income include provisions of $30 million and $118 million as of December 31, 2010 and 2009, respectively. At April 30, 2010 all gains and losses in OCI and the related deferred income were written off.

At December 31, 2010, AOCI included $2 million of prior service credit related to non-U.S. pension plans that is expected to be recognized as a component of net periodic benefit cost in 2011. There are no such amounts in AOCI at December 31, 2010 for U.S. pension plans and U.S. and non-U.S. other postretirement benefits expected to be recognized in net periodic benefit cost in 2011.

Pension Claim — Two legacy Basell subsidiaries, Basell UK Ltd and Basell Polyolefins UK Ltd were subject to a claim totaling £40.8 million ($70.4 million) related to exit fees charged by two UK pension funds of a former shareholder. The claims were made following the termination of the membership of these two subsidiaries in these funds in connection with the 2005 acquisition of Basell by Access. These claims were net settled with the two pension funds for £17 million ($32.1 million) on August 20, 2008. LyondellBasell AF subsequently initiated arbitration proceedings against its former shareholder for indemnification of the net

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Pension and Other Postretirement Benefits — (Continued)

settlement amount. These proceedings were settled in October 2009 for £9.5 million ($15.7 million), which amount was recognized in the 2009 Consolidated Statement of Income.

Defined Contribution Plans — Employees in the U.S. are eligible to participate in defined contribution plans (“Employee Savings Plans”) by contributing a portion of their compensation. We match a part of the employees’ contribution. The Predecessor had temporarily suspended contributions beginning in March 2009 as a result of filing voluntary petitions for reorganization under chapter 11 of the U.S. Bankruptcy Code. In May 2010, we resumed matching contributions under the Employee Savings Plans. Contributions to these plans were $17 million in 2010, $8 million in 2009 and $31 million in 2008.

19.	Incentive and Share-Based Compensation

Medium-Term Incentive Plan — Upon the Debtors’ emergence from chapter 11 proceedings, we replaced the Predecessor Company’s Management Incentive Plan with the 2010 Medium-Term Incentive Plan (“MTI”). The MTI is designed to link the interests of senior management with the interests of shareholders by tying incentives to measurable corporate performance. The MTI provides for payouts based on our return on assets and cost improvements over the calendar years 2010 through 2012. Benefits under the MTI will vest on the date, following December 31, 2012, on which the Compensation Committee of the Supervisory Board certifies the performance results and will be paid on March 31 following the end of the performance cycle. The MTI provides for an accelerated pro-rata payout in the event of a change in control of the Successor Company. The MTI, which is accounted for as a liability award, is classified in Other liabilities on the Consolidated Balance Sheets. We recorded $4 million of compensation expense for the eight months ended December 31, 2010 based on the expected achievement of performance results.

Long-Term Incentive Plan — Upon the Debtors’ emergence from chapter 11 proceedings, we created the 2010 Long-Term Incentive Plan (“LTI”). Under the LTI, the Compensation Committee is authorized to grant restricted stock, restricted stock units, stock options, stock appreciation rights and other types of equity-based awards. The Compensation Committee determines the recipients of the equity awards, the type of award made, the required performance measures, and the timing and duration of each grant. The maximum number of shares of LyondellBasell N.V. stock reserved for issuance under the LTI is 22,000,000. In connection with the Debtors’ emergence from bankruptcy, awards were granted to our senior management and we have since granted awards for new hires and promotions. As of December 31, 2010, there were 9,860,818 shares remaining available for issuance.

The LTI awards resulted in compensation expense of $22 million for the eight months ended December 31, 2010, and $24 million for the four months ended April 30, 2010. The tax benefits were $8 million for the eight months ended December 31, 2010, and $8 million for the four months ended April 30, 2010.

Restricted Stock Units — Restricted stock units entitle the recipient to be paid out an equal number of class A ordinary shares on the fifth anniversary of the grant date, subject to forfeiture in the event of certain termination events. Restricted stock units are accounted for as an equity award with compensation cost recognized ratably over the vesting period. The holders of the restricted stock units are entitled to dividend equivalents to be settled no later than March 15th following the year in which dividends are paid, as long as the participant is in full employment at the time of payment.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Incentive and Share-Based Compensation — (Continued)

The following table summarizes restricted stock unit activity for the eight months ended December 31, 2010 in thousands of units:

	Number of	Weighted-
	Units	Average Price

Outstanding at May 1, 2010	—	$—
Granted	2,037	17.65
Paid	(4)	17.61
Forfeited	(159)	17.61

Outstanding at December 31, 2010	1,874	$17.65

For the eight months ended December 31, 2010, the compensation expense related to the outstanding restricted stock units was $5 million and the related tax benefit was $1 million. As of December 31, 2010, the unrecognized compensation cost related to restricted stock units was $29 million, which is expected to be recognized over a weighted-average period of 4 years.

Stock Options — Stock options are granted with an exercise price equal to the market price of class A ordinary shares at the date of grant. The stock options are accounted for as an equity award with compensation cost recognized using the graded vesting method. We issued certain Stock options to purchase 1% of the number of common stock shares outstanding at the Debtors’ emergence from bankruptcy. These options vest in five equal, annual installments beginning on May 14, 2009 and may be exercised for a period of seven years following the grant date at a price of $17.61 per share, the fair value of the Company’s common stock based on its reorganized value at the date of emergence. All other stock options vest in equal increments on the second, third and fourth anniversary of the grant date and have a contractual term of ten years, with accelerated vesting upon death, disability, or change in control and exercise prices ranging from $16.45 to $26.75.

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

Weighted-average Fair Value per share of options granted	$7.82
Fair value assumptions:
Dividend yield	0.00%
Expected volatility	47.0%
Risk-free interest rate	1.63-2.94%
Weighted-average expected term, in years	5.2

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Incentive and Share-Based Compensation — (Continued)

The following table summarizes stock option activity for the four months ended April 30, 2010 and the eight months ended December 31, 2010 in thousands of shares for the non-qualified stock options:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
Predecessor	Shares	Price	Term	Value

Outstanding at January 1, 2010	—	$—
Granted	5,639	17.61	7.0 years
Exercised	—	—
Outstanding at April 30, 2010	5,639	$17.61	7.0 years	$—

Exercisable at April 30, 2010	—	$—		$—

Successor
Outstanding at May 1, 2010	5,639	$17.61	7.0 years
Granted	3,088	17.65	9.4 years
Forfeited	(237)	17.61	—
Exercised	—
Outstanding at December 31, 2010	8,490	$17.63	7.5 years	$121

Exercisable at December 31, 2010	1,135	$17.61	6.3 years	$19

Total stock option expense was $12 million for the eight months ended December 31, 2010, and $19 million for the four months ended April 30, 2010. The related tax benefits were $5 million and $6 million for the eight months ended December 31, 2010, and four months ended April 30, 2010, respectively. As of December 31, 2010, the unrecognized compensation cost related to non-qualified stock options was $35 million, which is expected to be recognized over a weighted-average period of 3 years.

Restricted Stock Shares — On April 30, 2010, we issued restricted class A ordinary shares. The shares may not be sold or transferred until the restrictions lapse on May 14, 2014. The participants are entitled to receive dividends and have full voting rights during the restriction period.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Incentive and Share-Based Compensation — (Continued)

The following table summarizes restricted stock shares activity for the four months ended April 30, 2010 and the eight months ended December 31, 2010 in thousands of shares:

		Weighted-Average
	Number of	Grant Date Fair
Predecessor	Shares	Value

Outstanding at January 1, 2010	—	$—
Granted	1,772	17.61
Paid	—	—
Forfeited	—	—

Outstanding at April 30, 2010	1,772	$17.61

Successor

Outstanding at May 1, 2010	1,772	$17.61
Granted	—	—
Paid	—	—
Forfeited	—	—

Outstanding at December 31, 2010	1,772	$17.61

The total restricted stock shares expense was $5 million for both the eight months ended December 31, 2010, and four months ended April 30, 2010. The related tax benefit was $2 million for both periods. As of December 31, 2010, the unrecognized compensation cost related to restricted stock shares was $21 million, which is expected to be recognized over a weighted-average period of 3 years.

Stock Appreciation Rights — Certain employees in Europe were granted stock appreciation rights (“SARs”) under the LTI. SARs gives those employees the right to receive an amount of cash equal to the appreciation in the market value of the Company’s class A ordinary shares from the award’s grant date to the exercise date. Because the SAR’s are settled in cash, they are accounted for as a liability award. The SARs vest over three years beginning with the second anniversary of the grant date. We recognized less than $1 million of compensation expense related to SARs for the eight months ended December 31, 2010.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Income Taxes

The significant components of the provision for income taxes are as follows:

	Successor	Predecessor
	May 1	January 1
	through	through	For the Year Ended
	December 31,	April 30,	December 31,
	2010	2010	2009	2008
Millions of dollars
Current:
U.S. federal	$32	$11	$(142)	$(79)
Non-U.S.	106	(16)	114	17
State	12	11	16	16

Total current	150	6	(12)	(46)

Deferred:
U.S. federal	228	(1,204)	(1,310)	(948)
Non-U.S.	(198)	106	(66)	178
State	(10)	(31)	(23)	(32)

Total deferred	20	(1,129)	(1,399)	(802)

Provision for income taxes before tax effects of other comprehensive income	170	(1,123)	(1,411)	(848)
Tax effects of elements of other comprehensive income:
Pension and postretirement liabilities	(30)	3	(15)	(127)
Financial derivatives	—	51	(27)	(68)
Foreign currency translation	4	(9)	(6)	(12)

Total income tax expense in comprehensive income	$144	$(1,078)	$(1,459)	$(1,055)

Under the Plan of Reorganization, a substantial portion of the Company’s pre-petition debt securities, revolving credit facility and other obligations was extinguished. Absent an exception, a debtor recognizes cancellation of indebtedness income (“CODI”) upon discharge of its outstanding indebtedness for an amount of consideration that is less than its adjusted issue price. The Internal Revenue Code of 1986, as amended (“IRC”), provides that a debtor in a bankruptcy case may exclude CODI from taxable income but must reduce certain of its tax attributes by the amount of any CODI realized as a result of the consummation of a plan of reorganization. The amount of CODI realized by a taxpayer is the adjusted issue price of any indebtedness discharged less the sum of (i) the amount of cash paid, (ii) the issue price of any new indebtedness issued and (iii) the fair market value of any other consideration, including equity, issued. As a result of the market value of equity upon emergence from chapter 11 bankruptcy proceedings, the estimated amount of U.S. CODI exceeded the estimated amount of the Company’s U.S. tax attributes by approximately $7,433 million. The actual reduction in tax attributes does not occur until the first day of our tax year subsequent to the date of emergence, or January 1, 2011.

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

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Income Taxes — (Continued)

the years following 2010 will be significantly higher than in 2009 or 2010. This situation may be somewhat postponed by the temporary bonus depreciation provisions contained in the Job Creation Act of 2010 which allow current year expensing for certain qualified asset acquisitions.

The Company recorded its adjusted taxes in fresh-start accounting without adjustment for estimated changes of tax attributes that could occur from May 1, 2010 to January 1, 2011, the date of actual reduction of tax attributes. Any adjustment to our tax attributes as a result of events or transactions that occurred during the period from May 1, 2010 to December 31, 2010 was reflected in the earnings of the Successor Company.

IRC Sections 382 and 383 provide an annual limitation with respect to the ability of a corporation to utilize its tax attributes, as well as certain built-in-losses, against future U.S. taxable income in the event of a change in ownership. Our emergence from Chapter 11 bankruptcy proceedings is considered a change in ownership for purposes of IRC Section 382. The limitation under the IRC is based on the value of the corporation as of the Emergence Date. We do not expect that the application of these limitations will have any material affect upon our U.S. federal income tax liabilities. Germany has similar provisions that preclude the use of certain tax attributes generated prior to a change of control. As of the Emergence Date, the Company had tax benefits associated with excess interest expense carryforwards in Germany in the amount of $20 million that were eliminated as a result of the emergence. The reversal of tax benefits associated with the loss of these carryforwards is reflected in the Predecessor period.

Our current and future provisions for income taxes are significantly impacted by the initial recognition of, and changes in, valuation allowances in certain countries and are dependent upon future earnings and earnings sustainability in those jurisdictions. Consequently, our effective income tax rate of 10.1% in the Successor period will not be indicative of future effective tax rates.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Income Taxes — (Continued)

The deferred tax effects of tax losses carried forward and the tax effects of temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements, reduced by a valuation allowance where appropriate, are presented below:

	Successor	Predecessor
	December 31,	December 31,
	2010	2009
Millions of dollars
Deferred tax liabilities:
Accelerated tax depreciation	$1,653	$3,251
Investments in joint venture partnerships	139	482
Accrued interest	—	341
Other intangible assets	357	430
Inventory	600	238
Other	—	17

Total deferred tax liabilities	2,749	4,759

Deferred tax assets:
Net operating loss carryforwards	645	1,031
Employee benefit plans	487	543
Deferred interest carryforwards	896	638
AMT credits	—	214
Goodwill	—	44
State and foreign income taxes, net of federal tax benefit	42	107
Environmental reserves	35	549
Other	142	167

Total deferred tax assets	2,247	3,293
Deferred tax asset valuation allowances	(558)	(666)

Net deferred tax assets	1,689	2,627

Net deferred tax liabilities	$1,060	$2,132

Balance sheet classifications:
Deferred tax assets — current	$66	$4
Deferred tax assets — long-term	41	115
Deferred tax liability — current	244	170
Deferred tax liability — long term	923	2,081

Net deferred tax liabilities	$1,060	$2,132

The application of fresh-start accounting on May 1, 2010 resulted in the re-measurement of deferred income tax liabilities associated with the revaluation of the Company’s assets and liabilities pursuant to ASC 852 (see Note 4). As a result, deferred income taxes were recorded at amounts determined in accordance with ASC 740 of $1,049 million. Further, we recorded valuation allowances against certain of our deferred tax assets resulting from this re-measurement.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Income Taxes — (Continued)

At December 31, 2010 and 2009, the Company had total tax losses carried forward in the amount of $2,107 million and $3,262 million, respectively, for which a deferred tax asset was recognized at December 31, 2010 and 2009 of $645 million and $1,031 million, respectively.

Tax benefits totaling $81 million and $68 million relating to uncertain tax positions were unrecognized as of December 31, 2010 and 2009, respectively. The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits:

	Successor	Predecessor
	May 1	January 1
	through	through	For the Year Ended
	December 31,	April 30,	December 31,
	2010	2010	2009	2008
Millions of dollars
Balance, beginning of period	$91	$68	$49	$34
Additions for tax positions of current year	1	13	1	—
Additions for tax positions of prior years	16	41	30	42
Reductions for tax positions of prior years	(4)	(11)	(7)	(25)
Cash Settlements	(23)	—	(5)	(3)
Effects of currency exchange rates	—	(3)	—	1
Discharge upon emergence from bankruptcy	—	(17)	—	—

Balance, end of period	$81	$91	$68	$49

The 2010, 2009 and 2008 balances, if recognized subsequent to 2010, will affect the effective tax rate. The Company operates in multiple jurisdictions throughout the world, and its tax returns are periodically audited or subject to review by both domestic and foreign tax authorities. We are no longer subject to any significant income tax examination by tax authorities for years prior to 2007 in The Netherlands, Germany and Italy, and 2008 in the U.S., our principal tax jurisdictions. We settled a significant percentage of the total amount of unrecognized tax benefits during the fourth quarter of 2010 due to the resolution of a German income tax audit of certain matters that includes years up to and including 2008. In addition, the Company recognized $17 million of unrecognized tax benefits that were discharged by the bankruptcy court in the predecessor period ended April 30, 2010. The recognition of these items was recorded as reorganization expense and is not included in the income tax accrual. We do not expect any significant changes in the amounts of unrecognized tax benefits during the next 12 months.

We recognize interest expense and penalties related to uncertain income tax positions in operating expenses. As of December 31, 2009, the Company’s accrued liability for interest expense was $9 million. There was no accrued liability for interest as of December 31, 2010, as the future settlement of the uncertain tax positions would not result in any payment of interest at this time. No interest was accrued during the Predecessor and Successor periods of 2010. The Company accrued interest expense of $2 million in 2009 and in 2008 reversed accruals of $4 million related to prior years as a reduction in goodwill. During the four months ended April 30, 2010, $2 million of interest was discharged upon emergence from bankruptcy. Interest payments of $3 million, $3 million and $7 million were made in the Successor period and in 2009 and 2008, respectively, in connection with various settlements.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Income Taxes — (Continued)

The expiration of the tax losses carried forward and the related deferred tax asset, before valuation allowance, as of December 31, 2010 was as follows:

		Gross
		Deferred Tax
	Tax Loss Carry	on Loss Carry
	Forwards	Forwards
Millions of dollars

Year
2011	$—	$—
2012	—	—
2013	3	1
2014	3	—
2015	105	26
Thereafter	1,096	308
Indefinite	900	310

	$2,107	$645

Valuation allowances are provided against certain net deferred tax assets for tax losses carried forward in Canada, France, Japan, Spain, Thailand, Mexico, Taiwan and the United Kingdom.

In assessing the recoverability of the deferred tax assets, we consider whether it is more likely than not that the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies. In order to fully realize the deferred tax assets related to the net operating losses, we will need to generate sufficient future taxable income in the countries where these net operating losses exist during the periods in which the net operating losses can be utilized. Based upon projections of future taxable income over the periods in which the net operating losses can be utilized and/or the temporary differences can be reversed, management believes it is more likely than not that the deferred tax assets in excess of the valuation allowance of $558 million at December 31, 2010 will be realized.

If, in the future, taxable income is generated on a sustained basis in jurisdictions where a full valuation allowance has been recorded, the conclusion regarding the need for full valuation allowances in these tax jurisdictions could change, resulting in the reversal of some or all of the valuation allowances. If operations generate taxable income prior to reaching profitability on a sustained basis, a portion of the valuation allowance related to the corresponding realized tax benefit for that period will be reversed, without changing the conclusion on the need for a full valuation allowance against the remaining net deferred tax assets. As a result, our current and future provision for income taxes is significantly impacted by the initial recognition of, and changes in, valuation allowances in certain countries and the Successor period effective tax rate of 10.1% will not be indicative of our future effective tax rate.

During the Predecessor period, we recorded a valuation allowance of $176 million against deferred tax assets, primarily related to our French operations and various deferred tax assets resulting from the implementation of fresh-start accounting. We also reversed $11 million of valuation allowances during the Predecessor period related to the Luxembourg entities that are no longer a part of the LyondellBasell group following the Company’s emergence from bankruptcy. In the Successor period, we reversed valuation allowances attributable to our Dutch net operating loss carryforwards as improved business results combined with a restructuring of debt caused us to conclude that it is now more likely than not that the deferred tax assets will be realized. We also reversed valuation allowances during the Successor period related to a portion of our French deferred tax assets

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Income Taxes — (Continued)

due to a restructuring of our French operations. These reversals resulted in a net decrease in income tax expense of $250 million in the Successor period. There were also changes in the valuation allowances for 2010 related to translation adjustments. At the end of 2009, the balance of cumulative valuation allowances was $666 million. The only changes in the valuation allowance in 2009 were related to translation adjustments.

In most cases, deferred taxes have not been provided for possible future distributions of earnings of subsidiaries as such dividends are not expected to be subject to further taxation upon their distribution. Deferred taxes on the unremitted earnings of certain equity joint ventures of $23 million, and $20 million at December 31, 2010 and 2009, respectively, have been provided to the extent that such earnings are subject to taxation on their future remittance.

LyondellBasell N.V. is incorporated and is resident in The Netherlands. However, since the Company’s proportion of U.S. revenues, assets, operating income and associated tax provisions is significantly greater than any other single taxing jurisdiction within the worldwide group, the reconciliation of the differences between the provision for income taxes and the statutory rate is presented on the basis of the U.S. statutory federal income tax rate of 35% as opposed to the Dutch statutory rate of 25.5% to provide a more meaningful insight into those differences. This summary is shown below:

	Successor	Predecessor
	May 1	January 1
	through	through	For the Year Ended
	December 31,	April 30,	December 31,
	2010	2010	2009	2008
Millions of dollars
Income (loss) before income taxes:
U.S.	$1,141	$8,684	$(4,358)	$(8,308)
Non-U.S.	545	(1,301)	75	117

Total	$1,686	$7,383	$(4,283)	$(8,191)

Theoretical income tax at U.S. statutory rate	$590	$2,584	$(1,499)	$(2,867)
Increase (reduction) resulting from:
Impairment of goodwill	—	—	—	1,746
Discharge of debt and other reorganization related items	(221)	(3,886)	—	—
Non-U.S. income taxed at lower statutory rates	(14)	(3)	(1)	(59)
State income taxes, net of federal benefit	36	(47)	—	—
Changes in valuation allowances	(250)	176	—	200
Non-taxable (income) and non-deductible expenses	(102)	—	124	44
Notional royalties	(12)	(11)	(47)	—
Other income taxes, net of federal benefit	33	30	24	34
Uncertain tax positions	13	42	24	33
Warrants & Stock Compensation	24	5	—	—
Transfer of subsidiary	88	—	—	—
Other, net	(15)	(13)	(36)	21

Income tax provision (benefit)	$170	$(1,123)	$(1,411)	$(848)

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.	Commitments and Contingencies

Commitments — We have various purchase commitments for materials, supplies and services incident to the ordinary conduct of business, generally for quantities required for its businesses and at prevailing market prices. These commitments are designed to assure sources of supply and are not expected to be in excess of normal requirements. At December 31, 2010, we had commitments of approximately $5 million related to rebuilding an expanded world-scale high-density polyethylene plant at its Münchsmünster, Germany site. Our other capital expenditure commitments at December 31, 2010 were in the normal course of business.

Financial Assurance Instruments — We have obtained letters of credit, performance and surety bonds and have issued financial and performance guarantees to support trade payables, potential liabilities and other obligations. Considering the frequency of claims made against the financial instruments we use to support our obligations, and the magnitude of those financial instruments in light of our current financial position, management does not expect that any claims against or draws on these instruments would have a material adverse effect on our consolidated financial statements. We have not experienced any unmanageable difficulty in obtaining the required financial assurance instruments for our current operations.

Environmental Remediation — Our accrued liability for future environmental remediation costs at current and former plant sites and other remediation sites totaled $107 million as of December 31, 2010. The accrued liabilities for individual sites range from less than $1 million to $37 million. The remediation expenditures are expected to occur over a number of years, and not to be concentrated in any single year. In our opinion, it is reasonably possible that losses in excess of the liabilities recorded may have been incurred. However, we cannot estimate any amount or range of such possible additional losses. New information about sites, new technology or future developments such as involvement in investigations by regulatory agencies, could require us to reassess our potential exposure related to environmental matters.

The following table summarizes the activity in the Company’s accrued environmental liability included in “Accrued liabilities” and “Other liabilities”:

	Successor	Predecessor
	May 1	January 1	For the Year
	through	through	Ended
	December 31,	April 30,	December 31,
	2010	2010	2009
Millions of dollars
Balance at beginning of period	$93	$89	$256
Additional provisions	17	11	8
Amounts paid	(3)	(2)	(7)
Reclassification to Liabilities subject to compromise	—	—	(169)
Foreign exchange effects	—	(5)	1

Balance at end of period	$107	$93	$89

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

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.	Commitments and Contingencies — (Continued)

Environmental Custodial Trust, which now owns and is responsible for these properties. Consistent with the Debtors’ settlement with the governmental agencies and its Plan of Reorganization, approximately $170 million of cash was also used to fund the Environmental Custodial Trust and to make certain direct payments to the Environmental Protection Agency and certain state environmental agencies.

Litigation and Other Matters — On April 12, 2005, BASF Corporation (“BASF”) filed a lawsuit in New Jersey against Lyondell Chemical asserting various claims relating to alleged breaches of a product sales contract and seeking damages in excess of $100 million. Lyondell Chemical denied it breached the contracts. Lyondell Chemical believed the maximum refund due to BASF was $22.5 million on such product sales and has paid such amount to BASF. On August 13, 2007, the jury returned a verdict in favor of BASF in the amount of approximately $170 million (which includes the above $22.5 million). On October 3, 2007, the judge determined that prejudgment interest on the verdict was $36 million and issued a final judgment. Lyondell Chemical appealed this verdict and has posted a bond, which is collateralized by a $200 million letter of credit.

On April 21, 2010, oral arguments related to the appeal were held and on December 28, 2010, the judgment was reversed and the case was remanded. The parties have filed motions with the Bankruptcy Court for a determination as to whether the case will proceed in the Bankruptcy Court or New Jersey state court. We do not expect the ultimate resolution of this matter to have a material adverse effect on our consolidated financial position, liquidity, or results of operations, although it is possible that any such resolution could have a material adverse effect on our results of operation for any period in which a resolution occurs.

On December 20, 2010, one of our subsidiaries received demand letters from affiliates of Access Industries, a shareholder of the Company. The Access affiliates have demanded that our subsidiary, LyondellBasell Industries Holdings B.V. (“LBIH”) indemnify them and their shareholders, members, affiliates, officers, directors, employees and other related parties for all losses, including attorney’s fees and expenses, arising out of a pending lawsuit and pay $50 million in management fees for 2009 and 2010 in addition to other unspecified amounts related to advice purportedly given in connection with financing and other strategic transactions. We conducted an initial investigation of the facts underlying the demand letters and engaged in discussions with Access. We requested that Access withdraw its demands, and on January 17, 2011, Access declined to withdraw its demands.

In the pending lawsuit, the plaintiffs are seeking damages from numerous parties, including Access and its affiliates. The damages sought from Access and its affiliates include, among other things, the return of all amounts earned by them related to their acquisition of shares of Lyondell Chemical prior to its acquisition by Basell AF S.C.A. in December 2007, distributions by Basell AF S.C.A. to its shareholders before it acquired Lyondell Chemical, and management and transaction fees and expenses. We cannot at this time determine the amount of liability, if any, that may be sought from LBIH by way of indemnity if a judgment is rendered or a settlement is paid in the lawsuit.

The Access affiliates assert that LBIH’s responsibility for indemnity and the claimed fees and expenses arises out of a management agreement entered into on December 11, 2007, between Nell and Basell AF S.C.A. They assert that LBIH, as a former subsidiary of Basell AF S.C.A., is jointly and severally liable for Basell AF S.C.A.’s obligations under the agreement, notwithstanding that LBIH was not a signatory to the agreement and the liabilities of Basell AF S.C.A., which was a signatory, were discharged in the LyondellBasell bankruptcy proceedings.

We do not believe that the management agreement is in effect or that the Company, LBIH, or any other Company-affiliated entity owes any obligations under the management agreement. We intend to defend vigorously any proceedings, claims or demands that may be asserted.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.	Commitments and Contingencies — (Continued)

Indemnification — We are parties to various indemnification arrangements, including arrangements entered into in connection with acquisitions, divestitures and the formation of joint ventures. Pursuant to these arrangements, we provide indemnification to and/or receive indemnification from other parties in connection with liabilities that may arise in connection with the transactions and in connection with activities prior to completion of the transactions. These indemnification arrangements typically include provisions pertaining to third party claims relating to environmental and tax matters and various types of litigation. As of December 31, 2010, we had not accrued any significant amounts for our indemnification obligations, and we are not aware of other circumstances that would likely lead to significant future indemnification obligations. We cannot determine with certainty the potential amount of future payments under the indemnification arrangements until events arise that would trigger a liability under the arrangements.

In addition, certain third parties entered into agreements with the Predecessor, LyondellBasell AF, to indemnify LyondellBasell AF for a significant portion of the potential obligations that could arise with respect to costs relating to contamination at the Berre site in France and the Ferrara and Brindisi sites in Italy. These indemnity obligations are currently in dispute. We recognized a pretax charge of $64 million as a change in estimate in the third quarter 2010 related to the dispute, which arose during that period.

As part of our technology licensing contracts, we give indemnifications to our licensees for liabilities arising from possible patent infringement claims with respect to proprietary licensed technology. Such indemnifications have a stated maximum amount and generally cover a period of five to ten years.

Other — We have identified an agreement related to a former project in Kazakhstan under which a payment was made that raises compliance concerns under the U.S. Foreign Corrupt Practices Act (the “FCPA”). We have engaged outside counsel to investigate these activities, under the oversight of the Audit Committee of the Supervisory Board, and to evaluate internal controls and compliance policies and procedures. We made a voluntary disclosure of these matters to the U.S. Department of Justice and are cooperating fully with that agency. We cannot predict the ultimate outcome of these matters at this time since our investigations are ongoing. In this respect, we may not have conducted business in compliance with the FCPA and may not have had policies and procedures in place adequate to ensure compliance. Therefore, we cannot reasonably estimate a range of liability for any potential penalty resulting from these matters. Violations of these laws could result in criminal and civil liabilities and other forms of relief that could be material to us.

Certain of our non-U.S. subsidiaries conduct business in countries subject to U.S. economic sanctions, including Iran. U.S. and European laws and regulations prohibit certain persons from engaging in business activities, in whole or in part, with sanctioned countries, organizations and individuals. We have made voluntary disclosure of these matters to the U.S. Treasury Department and intend to cooperate fully with that agency. The ultimate outcome of this matter cannot be predicted at this time because our investigations are ongoing. Therefore, we cannot reasonably estimate a range of liability for any potential penalty resulting from these matters. In addition, we have made the decision to cease all business with the government, entities and individuals in Iran, Syria and Sudan. We have notified our counterparties in these countries of our decision and may be subject to legal actions to enforce agreements with the counterparties. These activities present a potential risk that could subject the Company to civil and criminal penalties as well as private legal proceedings that could be material to us. We cannot predict the ultimate outcome of this matter at this time because our investigations and withdrawal activities are ongoing.

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

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.	Commitments and Contingencies — (Continued)

these matters will, individually or in the aggregate, have a material adverse effect on the financial position, liquidity or results of operations of LyondellBasell N.V.

General — In our opinion, the matters discussed in this note are not expected to have a material adverse effect on the financial position or liquidity of LyondellBasell N.V. However, the adverse resolution in any reporting period of one or more of these matters could have a material impact on our results of operations for that period, which may be mitigated by contribution or indemnification obligations of others, or by any insurance coverage that may be available.

22.	Stockholders’ Equity (Deficit) and Non-Controlling Interests

Common Stock — On April 30, 2010, approximately 563.9 million shares of LyondellBasell N.V. common stock, including 300 million shares of class A new ordinary shares were issued in exchange for allowed claims under the Plan of Reorganization. In addition, approximately 263.9 million shares of LyondellBasell N.V. class B ordinary shares were issued in connection with a rights offering for gross proceeds of $2.8 billion. On December 6, 2010, 263.9 million class B ordinary shares converted into class A ordinary shares on a one-for-one basis in accordance with their terms.

Dividend distribution — Our credit arrangements include restrictive covenants that limit our ability to pay dividends up to $50 million per year through December 31, 2011 and to the greater of (i) $50 million per year and (ii) the aggregate dividends paid since April 30, 2010 not to exceed fifty percent of net income since January 1, 2012 and thereafter.

Conversion of Class B Ordinary Shares — Our Articles of Association provided that at the earlier of (i) the request of the relevant holder of class B ordinary shares with respect to the number of class B ordinary shares specified by such holder; (ii) acquisition by us of one or more class B ordinary shares; or (iii) the first date upon which the closing price per share of the class B ordinary shares has exceeded 200% of $10.61 for at least forty-five trading days within a period of sixty consecutive trading days (provided that the closing price per share of the class B ordinary shares exceeded such threshold on both the first and last day of the sixty day period), each such class B ordinary share would be converted into one class A ordinary share. At the close of business on December 6, 2010, the provision in (iii) was met, and the 263.9 million class B ordinary shares outstanding as of that date had not previously been converted in accordance with (i), above, converted into an equal number of Class A ordinary shares.

Treasury shares — In connection with our formation, we issued one million one hundred twenty-five thousand (1,125,000), four Eurocent (€0.04) each, class A ordinary shares for €45 thousand to Stichting TopCo, a foundation formed under the laws of The Netherlands (the “Foundation”). On April 30, 2010, the Foundation transferred the shares from the Foundation for nil consideration. These shares are classified as Treasury Stock on our Consolidated Balance Sheet.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22.	Stockholders’ Equity (Deficit) and Non-Controlling Interests — (Continued)

The changes in the outstanding amounts of class A and class B ordinary shares and treasury shares for the period May 1 through December 31, 2010, were as follows:

Successor

Class A ordinary shares:
Issued April 30, 2010	300,000,000
Share-based compensation	1,774,196
Conversion of class B ordinary shares	263,901,979
Warrants exercised	47

Balance December 31, 2010	565,676,222

Class B ordinary shares:
Issued April 30, 2010	263,901,979
Conversion to class A ordinary shares	(263,901,979)

Balance December 31, 2010	—

Class A ordinary shares held as treasury shares:
Shares acquired April 30, 2010	1,125,000
Shares tendered to exercise warrants	53
Share-based compensation	(2,402)

Balance December 31, 2010	1,122,651

Accumulated Other Comprehensive Income (Loss) — The components of accumulated other comprehensive income (loss) were as follows:

Millions of dollars

Successor
December 31, 2010
Pension and postretirement liabilities	$(33)
Foreign currency translation	113
Unrealized gains on available-for-sale securities	1

Total	$81

Predecessor
December 31, 2009
Pension and postretirement liabilities	$(273)
Financial derivatives	(60)
Foreign currency translation	35
Unrealized gains on available-for-sale securities	12

Total	$(286)

Transactions recorded in “Accumulated other comprehensive income” are recognized net of tax.

The unrealized gain on available-for-sale securities represents the Company’s share of such gain recorded by equity investees.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22.	Stockholders’ Equity (Deficit) and Non-Controlling Interests — (Continued)

Non-controlling Interests — Losses attributable to non-controlling interests consisted of the following components:

	Successor	Predecessor
	May 1	January 1
	through	through	For the Year Ended
	December 31,	April 30,	December 31,
	2010	2010	2009	2008
Millions of dollars
Comprehensive income (loss):
Non-controlling interests share of income (loss)	$7	$(53)	$15	$18
Fixed operating fees paid to Lyondell Chemical by the PO/SM II partnership	(14)	(7)	(21)	(25)

Net loss attributable to non-controlling interests	$(7)	$(60)	$(6)	$(7)

23.	Per Share Data

Basic earnings per share for the periods subsequent to April 30, 2010 are based upon the weighted average number of shares of common stock outstanding during the periods. Diluted earnings per share includes the effect of certain stock options. The Company has unvested restricted stock and restricted stock units that are considered participating securities for earnings per share. Certain outstanding stock options, participating securities and all of the outstanding warrants were anti-dilutive.

Earnings per share data and dividends declared per share of common stock were as follows for the period May 1 through December 21, 2010:

	Continuing	Discontinued
	Operations	Operations
Millions of dollars

Net Income	$1,516	$64
Less: net loss attributable to non-controlling interests	7	—

Net income attributable to LyondellBasell N.V.	1,523	64
Net income attributable to participating securities	(3)	—

Net income attributable to common stockholders	$1,520	$64

Millions of shares
Basic weighted average common stock outstanding	564	564
Effect of dilutive securities:
Stock options	2	2

Dilutive potential shares	566	566

Earnings per share:
Basic	$2.68	$0.11

Diluted	$2.67	$0.11

Anti-dilutive stock options and warrants in millions	17.9	17.9

Dividends declared per share of common stock	$—	$—

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

24.	Segment and Related Information

We operate in five segments:

•	Olefins and Polyolefins — Americas, primarily manufacturing and marketing of olefins, including ethylene and its co-products, primarily propylene, butadiene, and aromatics, which include benzene and toluene, as well as ethanol; and polyolefins, including polyethylene, comprising HDPE, LDPE and linear low density polyethylene (“LLDPE”), and polypropylene; and Catalloy process resins;

•	Olefins and Polyolefins — Europe, Asia, International, primarily manufacturing and marketing of olefins, including ethylene and its co-products, primarily propylene and butadiene; polyolefins, including polyethylene, comprising HDPE, LDPE and polypropylene; polypropylene-based compounds, materials and alloys (“PP Compounds”), Catalloy process resins and polybutene-1 polymers;

•	Intermediates and Derivatives (“I&D”), primarily manufacturing and marketing of PO; PO co-products, including styrene and the TBA intermediates tertiary butyl alcohol (“TBA”), isobutylene and tertiary butyl hydroperoxide; PO derivatives, including propylene glycol, propylene glycol ethers and butanediol; ethylene derivatives, including ethylene glycol, ethylene oxide (“EO”), and other EO derivatives; acetyls, including vinyl acetate monomer, acetic acid and methanol and fragrance and flavor chemicals;

•	Refining and Oxyfuels, primarily manufacturing and marketing of refined petroleum products, including gasoline, ultra-low sulfur diesel, jet fuel, lubricants (“lube oils”), alkylate, and oxygenated fuels, or oxyfuels, such as methyl tertiary butyl ether (“MTBE”), ethyl tertiary butyl ether (“ETBE”); and

•	Technology, primarily licensing of polyolefin process technologies and supply of polyolefin catalysts and advanced catalysts.

The accounting policies of the segments are the same as those described in “Summary of Significant Accounting Policies” (see Note 2), except that the Predecessor’s segment operating results reported to management reflected costs of sales determined using current costs, which approximated results using the LIFO method of accounting for inventory. These current cost-basis operating results are reconciled to consolidated operating income in the Predecessor tables below. Sales between segments are made primarily at prices approximating prevailing market prices.

No customer accounted for 10% or more of the Company’s consolidated sales during any year in the three-year period ended December 31, 2010.

On December 22, 2010, we completed the sale of our Flavor and Fragrance chemicals business, including production assets in Jacksonville, Florida and Colonels Island, Georgia, related inventories, receivables, contracts, customer lists, intellectual property and certain liabilities, receiving proceeds of $154 million. As a result, the Flavor and Fragrance chemicals business, which was part of our I&D segment, is presented as discontinued operations and therefore excluded from the operations of the I&D segment below in the Successor period.

On September 1, 2008, LyondellBasell AF completed the sale of its TDI business, including production assets in Pont-du-Claix, France, related inventories, contracts, customer lists and intellectual property, receiving net proceeds of €77 million ($113 million). As a result, LyondellBasell AF’s TDI business, which was part of LyondellBasell AF’s I&D segment, is presented as discontinued operations and therefore is excluded from the operations of the I&D segment below in the Predecessor periods.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

24.	Segment and Related Information — (Continued)

Summarized financial information concerning reportable segments is shown in the following table for the periods presented.

	Successor
		Olefins and
		Polyolefins —
	Olefins and	Europe,		Refining
	Polyolefins —	Asia &	Intermediates &	and
	Americas	International	Derivatives	Oxyfuels	Technology	Other	Total
Millions of dollars

May 1 through December 31, 2010:
Sales and other operating revenues:
Customers	$5,993	$8,522	$3,714	$9,180	$291	$(16)	$27,684
Intersegment	2,413	207	40	1,141	74	(3,875)	—

	8,406	8,729	3,754	10,321	365	(3,891)	27,684
Operating income (loss)	1,043	411	512	241	69	(22)	2,254
Income from equity investments	16	68	2	—	—	—	86
Capital expenditures	146	105	76	108	19	12	466
Depreciation and amortization expense	151	146	81	107	78	(5)	558

	Predecessor
		Olefins and
		Polyolefins —
	Olefins and	Europe,		Refining
	Polyolefins —	Asia &	Intermediates &	and
	Americas	International	Derivatives	Oxyfuels	Technology	Other	Total
Millions of dollars

January 1 through April 30, 2010:
Sales and other operating revenues:
Customers	$3,220	$4,018	$1,820	$4,293	$104	$12	$13,467
Intersegment	963	87	—	455	41	(1,546)	—

	4,183	4,105	1,820	4,748	145	(1,534)	13,467
Segment operating income (loss)	320	115	157	(99)	39	(41)	491
Current cost adjustment							199

Operating income							690
Income (loss) from equity investments	5	80	(1)	—	—	—	84
Capital expenditures	52	102	8	49	12	3	226
Depreciation and amortization expense	160	108	91	180	23	3	565

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

24.	Segment and Related Information — (Continued)

		Olefins and
		Polyolefins —
	Olefins and	Europe,		Refining
	Polyolefins —	Asia &	Intermediates &	and
	Americas	International	Derivatives	Oxyfuels	Technology	Other	Total
Millions of dollars

2009
Sales and other operating revenues:
Customers	$6,728	$9,047	$3,777	$10,831	$436	$9	$30,828
Intersegment	1,886	354	1	1,247	107	(3,595)	—

	8,614	9,401	3,778	12,078	543	(3,586)	30,828
Impairments	(47)	(16)	—	(9)	(1)	56	(17)
Segment operating income (loss)	169	(2)	250	(357)	210	18	288
Current cost adjustment							29

Operating income							317
Income (loss) from equity investments	7	(172)	(16)	—	—	—	(181)
Capital expenditures	142	411	21	167	32	6	779
Depreciation and amortization expense	515	316	276	556	100	11	1,774

		Olefins and
		Polyolefins —
	Olefins and	Europe,		Refining
	Polyolefins —	Asia &	Intermediates &	and
	Americas	International	Derivatives	Oxyfuels	Technology	Other	Total
Millions of dollars

2008
Sales and other operating revenues:
Customers	$13,193	$13,489	$6,218	$17,370	$434	$2	$50,706
Intersegment	3,219	—	—	992	149	(4,360)	—

	16,412	13,489	6,218	18,362	583	(4,358)	50,706
Impairments:
Goodwill	(624)	(61)	(1,992)	(2,305)	—	—	(4,982)
Other	(7)	—	—	(218)	—	—	(225)
Segment operating income (loss)	(1,355)	220	(1,915)	(2,378)	202	(134)	(5,360)
Current cost adjustment							(568)

Operating loss							(5,928)
Income (loss) from equity investments	6	34	(2)	—	—	—	38
Capital expenditures	201	509	37	196	33	24	1,000
Depreciation and amortization expense	558	295	360	566	97	35	1,911

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

24.	Segment and Related Information — (Continued)

Sales and other operating revenues and operating income (loss) in the “Other” column above include elimination of intersegment transactions and businesses that are not reportable segments in the periods presented.

In the Successor period, we recognized a $64 million charge related to a change in estimate associated with a dispute over environmental liability, including $35 million, $21 million, and $8 million related to the O&P — EAI, Refining and Oxyfuels, and Technology business segments, respectively. The Successor period also includes a $28 million charge associated with the Refining and Oxyfuels business segment, primarily related to impairment of capital additions for the Berre refinery. These charges are reflected in Cost of sales and Impairments, respectively, on the Consolidated Statements of Income.

In 2009, LyondellBasell AF recognized charges of $696 million to write off the carrying value of assets, $679 million of which are reflected in “Reorganization items,” on the Consolidated Statements of Income. These charges included $624 million related to the O&P — Americas business segment, all of which was associated with a lease rejection at an olefin plant at Chocolate Bayou, Texas and $55 million related to the I&D business segment associated with an interest in an ethylene glycol facility in Beaumont, Texas.

Also in 2009, operating results for the O&P — Americas and Refining and Oxyfuels business segments included charges of $47 million and $9 million, respectively, primarily for impairment of the carrying value of surplus emission allowances related to HRVOCs and non-U.S. emission rights (see Note 11).

The remaining $17 million, which is included in “Impairments” on the Consolidated Statements of Income related to the O&P — EAI business segment, including $6 million was related to an LDPE plant at Fos-sur-Mer, France, $6 million related to the closure of a polypropylene line at Wesseling, Germany, $3 million related to an LDPE plant at Carrington, U.K. and $1 million related to an advanced polyolefins compounding facility in Mansfield, Texas.

In 2009 LyondellBasell AF determined that there had been a diminution in the value of its investments in certain joint ventures and such loss was other than temporary. This determination resulted in pretax impairment charges of $228 million that was included in “Income (loss) from equity investments” for 2009 in the O&P — EAI business segment.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

24.	Segment and Related Information — (Continued)

Long-lived assets of continuing operations, including goodwill, are summarized and reconciled to consolidated totals in the following table:

		Olefins and
		Polyolefins —
	Olefins and	Europe,		Refining
	Polyolefins —	Asia &	Intermediates &	and
	Americas	International	Derivatives	Oxyfuels	Technology	Other	Total
Millions of dollars

Successor
2010
Property, plant and equipment, net	$1,696	$2,458	$1,700	$937	$351	$48	$7,190
Investment in PO Joint Ventures	—	—	437	—	—	—	437
Equity and other investments	164	1,311	112	—	—	—	1,587
Goodwill	354	178	246	—	9	—	787

Predecessor
2009
Property, plant and equipment, net	$4,170	$3,115	$2,583	$4,888	$323	$73	$15,152
Investment in PO Joint Ventures	—	—	922	—	—	—	922
Equity and other investments	117	869	99	—	—	—	1,085

Property, plant and equipment, net, included in the “Other” column above includes assets related to corporate and support functions.

The following geographic data for revenues are based upon the delivery location of the product and for long-lived assets, the location of the assets.

	Revenues
	Successor	Predecessor
	May 1	January 1
	through	through	For the Year Ended
	December 31,	April 30,	December 31,
	2010	2010	2009	2008
Millions of dollars
Europe	$10,480	$4,462	$10,931	$19,223
North America	14,046	7,326	16,566	28,118
All other	3,158	1,679	3,331	3,365

Total	$27,684	$13,467	$30,828	$50,706

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

24.	Segment and Related Information — (Continued)

	Long-Lived Assets
	Successor	Predecessor
	2010	2009
Millions of dollars
United States	$3,792	$11,211
Non-U.S.:
Germany	1,706	1,958
The Netherlands	752	1,283
France	609	857
Other non-U.S.	768	765

Total non-U.S.	3,835	4,863

Total	$7,627	$16,074

Long-lived assets include Property, plant and equipment, net and investments in PO joint ventures (see Note 12).

25.	Unaudited Quarterly Results

Selected financial data for the quarterly periods in 2010 and 2009 are presented in the following table.

	Predecessor		Successor
	For the			For the	For the
	Quarter	April 1	May 1	Quarter	Quarter
	Ended	through	through	Ended	Ended
	March 31	April 30	June 30	September 30	December 31
Millions of dollars
2010
Sales and other operating revenues	$9,755	$3,712	$6,772	$10,302	$10,610
Operating income(a)	367	323	422	988	844
Income from equity investments	55	29	27	29	30
Reorganization items(b)	207	7,373	(8)	(13)	(2)
Income from continuing operations(c)	8	8,498	347	467	702
Income (loss) from discontinued operations(c)	—	(2)	—	—	64
Net income	8	8,496	347	467	766
Earnings per share:
Basic			0.61	0.84	1.35
Diluted			0.58	0.84	1.34

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

25.	Unaudited Quarterly Results — (Continued)

	Predecessor
	For the Quarter Ended
	March 31	June 30	September 30	December 31
Millions of dollars

2009
Sales and other operating revenues	$5,900	$7,499	$8,612	$8,817
Operating income (loss)(d)	(141)	89	419	(50)
Income (loss) from equity investments(e)	(20)	22	(168)	(15)
Reorganization items(b)	(948)	(124)	(928)	(961)
Loss from continuing operations(d)(e)(f)	(1,013)	(355)	(650)	(854)
Income (loss) from discontinued operations	(4)	2	(1)	4
Net loss	(1,017)	(353)	(651)	(850)

(a)	Operating income in 2010 includes lower of cost or market charges of $333 million and $32 million, respectively, in the quarters ended June 30, 2010 and September 30, 2010, to adjust the value of inventory to market value. Operating income in the quarter ended December 31, 2010 includes a credit of $323 million, reflecting the recovery of market price during that period.

(b)	See Note 3 for a description of reorganization items and Note 2 for the revision to Reorganization items previously reported for the 2010 predecessor period.

(c)	The 2010 results included after-tax gains of $8,640 million for discharge of liabilities subject to compromise and change in net assets from application of fresh-start accounting on April 30, 2010, $53 million for a change in estimate related to a dispute over environmental indemnity in the quarter ended September 30, 2010, and $64 million for gain on sale of the Flavor and Fragrance chemicals business in the quarter ended December 31, 2010. See Note 2 for the revision to Income from continuing operations previously reported for the 2010 predecessor period.

(d)	In the fourth quarter of 2009, LyondellBasell AF recorded an adjustment related to prior periods which increased income from operations and net income for the three-month period ended December 31, 2009, by $65 million. The adjustment related to an overstatement of goodwill impairment in 2008.

(e)	Loss from equity investments in the third and fourth quarters of 2009 included pretax charge for impairment of the carrying value of certain equity investments of $215 million and $13 million, respectively.

(f)	The 2009 results included after tax charges of $1,924 million for reorganization items, $148 million for impairment of certain equity investments and $78 million for involuntary conversion gains on insurance proceeds related to damages sustained at a polymers plant in Münchsmünster, Germany.

26.	Subsequent Events

We have evaluated subsequent events through the date the financial statements were issued.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

This annual report does not include a report of management’s assessment regarding our internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to provide reasonable assurance that information we are required to disclose in reports that we file or submit with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC. An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in reports we file with the SEC is processed, summarized and reported accurately as of the end of the period covered by this annual report. This ineffectiveness was caused by the material weakness described below.

Nevertheless, based on a number of factors, including the performance of additional procedures by management designed to ensure the correctness of our tax provision and reliability of our financial reporting, we believe that the consolidated financial statements in this annual report fairly present, in all material respects, our financial position, results of operations, and cash flows as of the dates, and for the periods, presented, in conformity with U.S. GAAP.

Material Weakness in Internal Control over Financial Reporting

The Company has identified a material weakness in its internal controls. The Company did not maintain adequate controls over the accounting for income taxes related to consideration of the nonrecurring tax effects of fresh start accounting under ASC Topic 852 “Reorganizations.” Specifically the preparation and presentation of the complex information supporting deferred tax accounting and related disclosures was not sufficient to allow an effective review of that information. Additionally, the analysis of the tax provision information was not sufficient to ensure deferred taxes were accurately accounted for in accordance with U.S. GAAP in the appropriate predecessor and successor periods. This control deficiency resulted in the misstatement of the deferred tax provision in the successor period for the eight months ended December 31, 2010 included in the Company’s press release dated February 18, 2011 as furnished to the SEC under Item 2.02 of Form 8-K on February 18, 2011. The control deficiency also resulted in a revision of deferred tax expense and reorganization items in the predecessor period for the four months ended April 30, 2010 and of deferred tax liability and goodwill in the opening balance sheet at May 1, 2010 (not presented) included in the February 18, 2011 press release and included in our Form 10-Q for the quarter ended September 30, 2010. This control deficiency, if not corrected, could result in a material misstatement of the income tax account that would result in a material misstatement in our annual or interim consolidated financial statements that would not be prevented or detected on a timely basis.

We conducted a detailed review of our tax basis balance sheet accounts at December 31, 2010 including a detailed analysis of the tax provision to ensure deferred taxes were accurately accounted for in the appropriate predecessor and successor periods as reported in this annual report.

Plan for Remediation of Material Weakness in Internal Controls

To remediate the material weakness identified, we are implementing improvements to our internal controls over the calculation of our income tax provision and related balance sheet accounts. Specifically, we are implementing improved reporting processes to provide clarity of presentation and supporting documentation of the tax provision information including the implementation of standardization and enhanced utilization of tax reporting software to allow timely and effective review and analysis of the tax provision information.

We believe these actions will effectively remediate our internal control over financial reporting and enhance our disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended December 31, 2010. We determined that there were no changes in our internal control over financial reporting during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Code of Business Ethics and Conduct for Directors and Employees

We have a Code of Conduct for all employees and directors, including our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. We also have a Code of Financial Conduct specifically for our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. We have posted copies of these codes on the “Corporate Governance” section of our Internet Web site at www.lyondellbasell.com (within the Investor Relations section). Any waivers of the codes must be approved, in advance, by our Supervisory Board. Any amendments to, or waivers from, the codes that apply to our executive officers and directors will be posted on the “Corporate Governance” section of our Internet Web site.

All other information required by Item 10 of Part III will be included in our Proxy Statement relating to our 2010 Annual General Meeting of Shareholders, to be filed pursuant to Regulation 14A on or before March 25, 2011, and is incorporated herein by reference.*

Item 11.	EXECUTIVE COMPENSATION

Information required by Item 11 of Part III will be included in our Proxy Statement relating to our 2010 Annual General Meeting of Shareholders, to be filed pursuant to Regulation 14A on or before March 25, 2011, and is incorporated herein by reference.*

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Table

The following table provides information as of December 31, 2010 about the number of shares to be issued upon vesting or exercise of equity awards and the number of shares remaining available for issuance under our 2010 Long Term Incentive Plan (the “2010 LTIP”).

The 2010 LTIP provides for the issuance of up to 22 million ordinary shares pursuant to stock options, stock awards and stock appreciation rights. No awards may be granted after ten years of the effective date of the plan. The 2010 LTIP was approved by the Bankruptcy Court and became effective upon our emergence from bankruptcy. The plan is categorized as “not approved by security holders,” because it has not been approved by our shareholders since our listing on the NYSE. As described, the 2010 LTIP was a considered part of our capitalization in connection with emergence and was approved by our shareholder at that time.

Number of Securities
	to be Issued		Number of Securities
	Upon Exercise of	Weighted-Average	Remaining Available
	Outstanding Options,	Exercise Price of	for Future Issuance
	Warrants and Rights	Outstanding Options,	Under Equity
Plan Category	(a)	Warrants and Rights(b)	Compensation Plans(c)

Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	10,362,717	$17.63	9,865,489

Total	10,362,717	$17.63	9,865,489

(a)	Includes 8,482,498 stock options and 1,880,219 restricted stock units.

(b)	Includes only the weighted-average exercise price of the outstanding stock options. Does not include the restricted stock units, as those awards have no exercise price associated with them.

(c)	In addition to the stock options and restricted stock units included in the table, 1,771,794 restricted shares were issued to Mr. Gallogly effective April 30, 2010 under the 2010 LTIP. These shares may not be sold or transferred until they vest on May 14, 2014, subject to earlier forfeiture in the case of termination of employment.

All other information required by Item 12 of Part III will be included in our Proxy Statement relating to our 2010 Annual General Meeting of Shareholders, to be filed pursuant to Regulation 14A on or before March 25, 2011, and is incorporated herein by reference.*

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Item 13 of Part III will be included in our Proxy Statement relating to our 2010 Annual General Meeting of Shareholders, to be filed pursuant to Regulation 14A on or before March 25, 2011, and is incorporated herein by reference.*

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by Item 14 of Part III will be included in our Proxy Statement relating to our 2010 Annual General Meeting of Shareholders, to be filed pursuant to Regulation 14A on or before March 25, 2011, and is incorporated herein by reference.*

*Except for information or data specifically incorporated herein by reference under Items 10 through 14, other information and data appearing in our 2011 Proxy Statement are not deemed to be a part of this Annual Report on Form 10-K or deemed to be filed with the Commission as a part of this report.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) Consolidated Financial Statements:
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2010 and 2009
Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008
Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008
Consolidated Statements of Changes in Equity for the years ended December 31, 2010, 2009 and 2008
Notes to Consolidated Financial Statements

(a) (2) Consolidated Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts

All other schedules have been omitted because the required information is not significant or is included in the financial statements or notes thereto, or is not applicable.

(b) Exhibits:

The exhibit list required by this Item is incorporated by reference to the Exhibit Index filed as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LYONDELLBASELL INDUSTRIES N.V.

/s/  James L. Gallogly
James L. Gallogly
Chairman of the Management Board
and Chief Executive Officer

March 18, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed, as of March 18, 2011, on behalf of the registrant by the following officers in the capacity indicated and by a majority of directors.

Signature	Title

/s/ James L. Gallogly James L. Gallogly	Chairman of the Management Board and Chief Executive Officer (Principal executive officer)

/s/ C. Kent Potter C. Kent Potter	Executive Vice President and Chief Financial Officer (Principal financial officer)

/s/ Wendy M. Johnson Wendy M. Johnson	Vice President and Controller (Principal accounting officer)

/s/ Milton Carroll Milton Carroll	Director

/s/ Stephen F. Cooper Stephen F. Cooper	Director

/s/ Joshua J. Harris Joshua J. Harris	Director

/s/ Scott Kleinman Scott Kleinman	Director

/s/ Marvin O. Schlanger Marvin O. Schlanger	Director

Jeffrey Serota	Director

/s/ Bruce A. Smith Bruce A. Smith	Director

/s/ Rudy van der Meer Rudy van der Meer	Director

INDEX TO EXHIBITS

Exhibit
Number	Description

2.1	Third Amended and Restated Joint Chapter 11 Plan of Reorganization for the LyondellBasell Debtors, dated as of March 12, 2010 (incorporated by reference to Exhibit 2.1 to Form 10 dated April 28, 2010).
3.1	Amended and Restated Articles of Association of LyondellBasell Industries N.V., dated as of April 29, 2010 (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to Form 10 dated July 26, 2010).
3.2	Rules for the Supervisory Board of LyondellBasell Industries N.V. (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to Form 10 dated July 26, 2010).
3.3	Rules for the Management Board of LyondellBasell Industries N.V. (incorporated by reference to Exhibit 3.3 to Amendment No. 2 to Form 10 dated July 26, 2010).
4.1	Specimen certificate for Class A ordinary shares, par value €0.04 per share, of LyondellBasell Industries N.V. (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to Form 10 dated July 26, 2010).
4.2	Nomination Agreement between Leveragesource (Delaware), LLC and LyondellBasell Industries N.V., dated as of April 30, 2010 (incorporated by reference to Exhibit 4.3 to Amendment No. 2 to Form 10 dated July 26, 2010).
4.3	Nomination Agreement between Ares Corporate Opportunities Fund III, L.P. and LyondellBasell Industries N.V., dated as of April 30, 2010 (incorporated by reference to Exhibit 4.4 to Amendment No. 2 to Form 10 dated July 26, 2010).
4.4	Nomination Agreement between AI International Chemicals S.à.r.l. and LyondellBasell Industries N.V., dated as of April 30, 2010 (incorporated by reference to Exhibit 4.5 to Amendment No. 2 to Form 10 dated July 26, 2010).
4.5	Registration Rights Agreement by and among LyondellBasell Industries N.V., Banc of America Securities LLC and UBS Securities LLC, dated as of April 8, 2010 (incorporated by reference to Exhibit 4.4 to Form 10 dated April 28, 2010).
4.6	Registration Rights Agreement by and among LyondellBasell Industries N.V. and the Holders (as defined therein), dated as of April 30, 2010 (incorporated by reference to Exhibit 4.7 to Amendment No. 2 to Form 10 dated July 26, 2010).
4.7	Amended and Restated Indenture relating to 8% Senior Secured Notes due 2017 between Lyondell Chemical Company, certain of its subsidiaries, LyondellBasell Industries N.V. and Wilmington Trust FSB, dated as of April 30, 2010 (incorporated by reference to Exhibit 4.8 to Amendment No. 2 to Form 10 dated July 26, 2010).
4.8	Security Agreement relating to 8% Senior Secured Notes due 2017 dated as of April 30, 2010 among Lyondell Chemical Company, certain of its subsidiaries, LyondellBasell Industries N.V. and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.9 to Amendment No. 2 to Form 10 dated July 26, 2010).
4.9	Indenture relating to 11% Senior Secured Notes due 2018 by and among LyondellBasell Industries N.V., Lyondell Chemical Company and Wells Fargo, N.A., dated as of April 30, 2010 (incorporated by reference to Exhibit 4.10 to Amendment No. 2 to Form 10 dated July 26, 2010).
4.10	Security Agreement relating to 11% Senior Secured Notes due 2018 by and among LyondellBasell Industries N.V., Lyondell Chemical Company and Wells Fargo, N.A., dated as of April 30, 2010 (incorporated by reference to Exhibit 4.11 to Amendment No. 2 to Form 10 dated July 26, 2010).
4.11	Warrant Agreement by and among LyondellBasell Industries N.V. and Computershare Inc. and Computershare Trust Company, N.A., dated as of April 30, 2010 (incorporated by reference to Exhibit 4.12 to Amendment No. 2 to Form 10 dated July 26, 2010).
10.1	Employment agreement by and among James L. Gallogly, Lyondell Chemical Company and LyondellBasell AFGP, dated as of May 14, 2009 (incorporated by reference to Exhibit 10.1 to Form 10 dated April 28, 2010).
10.2	Compensation terms of C. Kent Potter (incorporated by reference to Exhibit 10.2 to Form 10 dated April 28, 2010).
10.3	Employment agreement by and among Craig B. Glidden, Lyondell Chemical Company and LyondellBasell AFGP, dated as of August 5, 2009 (incorporated by reference to Exhibit 10.3 to Form 10 dated April 28, 2010).

Exhibit
Number		Description

10.4		Employment agreement by and among Kevin Brown, Lyondell Chemical Company and LyondellBasell AFGP, dated as of March 19, 2010 (incorporated by reference to Exhibit 10.4 to Form 10 dated April 28, 2010).
10.5		Employment agreement by and among Bhavesh V. Patel, Lyondell Chemical Company and LyondellBasell AFGP, dated as of August 5, 2009 (incorporated by reference to Exhibit 10.5 to Form 10 dated April 28, 2010).
10.6		LyondellBasell Industries N.V. Short-Term Incentive Plan (incorporated by reference to Exhibit 10.11 to Amendment No. 2 to Form 10 dated July 26, 2010).
10.7		LyondellBasell Industries N.V. Medium Term Incentive Plan (incorporated by reference to Exhibit 10.12 to Form 10 dated April 28, 2010).
10.8		LyondellBasell Industries N.V. 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.13 to Form 10 dated April 28, 2010).
10.9		Form of Officer and Director Indemnification Agreement (incorporated by reference to Exhibit 10.14 to Amendment No. 2 to Form 10 dated July 26, 2010).
10.10		Form of Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.16 to Amendment No. 2 to Form 10 dated July 26, 2010).
10.11		Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.17 to Amendment No. 2 to Form 10 dated July 26, 2010).
10.12		Form of Stock Appreciation Right Award Agreement (incorporated by reference to Exhibit 10.18 to Amendment No. 2 to Form 10 dated July 26, 2010).
10.13		Senior Secured Term Loan Credit Agreement by and between Lyondell Chemical Company, LBI Escrow Corporation, LyondellBasell Industries, N.V. and UBS AG, Stamford Branch, dated as of April 8, 2010 (incorporated by reference to Exhibit 10.19 to Amendment No. 2 to Form 10 dated July 26, 2010).
10.14		U.S. Security Agreement among Lyondell Chemical Company, certain of its subsidiaries, LyondellBasell Industries N.V. and USB AG Stamford Branch, dated as of April 30, 2010 (incorporated by reference to Exhibit 10.20 to Amendment No. 2 to Form 10 dated July 26, 2010).
10.15		Senior Secured Asset-Based Credit Agreement by and between Lyondell Chemical Company, certain of its subsidiaries, LyondellBasell Industries N.V. and Citibank, N.A., dated as of April 8, 2010 (incorporated by reference to Exhibit 10.21 to Amendment No. 2 to Form 10 dated July 26, 2010).
10.16		Security Agreement dated as of April 30, 2010 between Lyondell Chemical Company, certain of its subsidiaries, LyondellBasell Industries N.V. and Citibank N.A. (incorporated by reference to Exhibit 10.22 to Amendment No. 2 to Form 10 dated July 26, 2010).
10.17		Master Receivables Purchase Agreement dated May 4, 2010 among Basell Sales and Marketing Company B.V., Lyondell Chemie Nederland B.V., Basell Polyolefins Collections Limited, Citicorp Trustee Company Limited and Citibank, N.A., London Branch (incorporated by reference to Exhibit 10.23 to Amendment No. 2 to Form 10 dated July 26, 2010).
12	.1*	Computation of Ratio of Earnings to Fixed Charges.
21	.1*	List of subsidiaries of the registrant.
23	.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
31	.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31	.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32*		Certifications pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.