Form 10-Q
period 2011-03-31
LyondellBasell Industries N.V.
filed 2011-05-05
CIK 1489393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number: 001-34726
LYONDELLBASELL INDUSTRIES N.V.
(Exact name of registrant as specified in its charter)

The Netherlands (State or other jurisdiction of incorporation or organization)	98-0646235 (I.R.S. Employer Identification No.)
Weena 737
3013 AM Rotterdam
The Netherlands
(Address of principal executive offices)
31 10 275 5500
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
The registrant had 568,014,056 ordinary shares, €0.04 par value, outstanding at May 3, 2011.

LYONDELLBASELL INDUSTRIES N.V.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF INCOME

	Successor	Predecessor
	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
Millions of dollars, except earnings per share	2011	2010
Sales and other operating revenues:
Trade	$11,960	$9,606
Related parties	292	149

	12,252	9,755
Operating costs and expenses:
Cost of sales	10,943	9,130
Selling, general and administrative expenses	211	217
Research and development expenses	33	41

	11,187	9,388

Operating income	1,065	367
Interest expense	(163)	(411)
Interest income	8	2
Other expense, net	(43)	(200)

Income (loss) before equity investments, reorganization items and income taxes	867	(242)

Income from equity investments	58	55
Reorganization items	(2)	207

Income before income taxes	923	20
Provision for income taxes	263	12

Net income	660	8
Less: net loss attributable to non-controlling interests	3	2

Net income attributable to the Company	$663	$10

Earnings per share:
Net income:
Basic	$1.16

Diluted	$1.15

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
Millions, except shares and par value data	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$4,383	$4,222
Accounts receivable:
Trade, net	4,430	3,482
Related parties	334	265
Inventories	5,726	4,824
Prepaid expenses and other current assets	1,100	986

Total current assets	15,973	13,779
Property, plant and equipment, net	7,440	7,190
Investments and long-term receivables:
Investment in PO joint ventures	444	437
Equity investments	1,586	1,587
Related party receivables	14	14
Other investments and long-term receivables	66	67
Goodwill	807	787
Intangible assets, net	1,344	1,360
Other assets	274	273

Total assets	$27,948	$25,494

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
Millions, except shares and par value data	2011	2010
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$253	$4
Short-term debt	51	42
Accounts payable:
Trade	3,200	1,968
Related parties	899	793
Accrued liabilities	1,711	1,705
Deferred income taxes	246	244

Total current liabilities	6,360	4,756
Long-term debt	5,805	6,036
Other liabilities	2,043	2,183
Deferred income taxes	1,027	923
Commitment and contingencies
Stockholders’ equity:
Ordinary shares, €0.04 par value, 1,275 million shares authorized, 568,014,056 and 565,676,222 shares issued, respectively	30	30
Additional paid-in capital	9,932	9,837
Retained earnings	2,250	1,587
Accumulated other comprehensive income	460	81
Treasury stock, at cost, 1,133,141 and 1,122,651 class A ordinary shares, respectively	(1)	—

Total Company share of stockholders’ equity	12,671	11,535
Non-controlling interests	42	61

Total equity	12,713	11,596

Total liabilities and equity	$27,948	$25,494

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor	Predecessor
	Three Months Ended	Three Months Ended
	March 31,	March 31,
Millions of dollars	2011	2010
Cash flows from operating activities:
Net income	$660	$8
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	215	424
Asset impairments	5	3
Amortization of debt-related costs	8	106
Equity investments -
Equity income	(58)	(55)
Distribution of earnings	96	13
Deferred income taxes	81	(15)
Reorganization items	2	(207)
Reorganization-related payments, net	—	(87)
Unrealized foreign currency exchange loss	3	202
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(897)	(480)
Inventories	(799)	(384)
Accounts payable	1,264	122
Prepaid expenses and other current assets	(84)	158
Other, net	(275)	(181)

Net cash provided by (used in) operating activities	221	(373)

Cash flows from investing activities:
Expenditures for property, plant and equipment	(221)	(139)
Proceeds from disposal of assets	5	—
Short-term investments	—	12

Net cash used in investing activities	(216)	(127)

Cash flows from financing activities:
Shares issued upon exercise of warrants	37	—
Repayments of debtor-in-possession term loan facility	—	(3)
Net borrowings under debtor-in-possession revolving credit facility	—	525
Net repayments on revolving credit facilities	—	(3)
Proceeds from short-term debt	—	8
Repayments of short-term debt	—	(9)
Repayments of long-term debt	—	(9)
Payments of debt issuance costs	—	(13)
Other, net	(9)	(6)

Net cash provided by financing activities	28	490

Effect of exchange rate changes on cash	128	(11)

Increase (decrease) in cash and cash equivalents	161	(21)
Cash and cash equivalents at beginning of period	4,222	558

Cash and cash equivalents at end of period	$4,383	$537

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

					Accumulated	Total
			Additional	Retained	Other	Stockholders’	Non-
	Ordinary Shares		Paid-in	Earnings	Comprehensive	Equity	Controlling	Comprehensive
Millions of dollars	Issued	Treasury	Capital	(Deficit)	Income (Loss)	(Deficit)	Interests	Income
Balance, January 1, 2011	$30	$—	$9,837	$1,587	$81	$11,535	$61
Warrants exercised	—	—	86	—	—	86	—
Shares purchased	—	(1)	—	—	—	(1)	—
Share-based compensation	—	—	9	—	—	9	—
Net income (loss)	—	—	—	663	—	663	(3)	$660
Distributions to non- controlling interests	—	—	—	—	—	—	(21)	—
Contributions from non- controlling interests	—	—	—	—	—	—	5	—
Unrealized gain on held-for-sale securities held by equity investees	—	—	—	—	1	1	—	1
Changes in unrecognized employee benefits gains and losses, net of tax of less than $1	—	—	—	—	2	2	—	2
Foreign currency translations, net of tax of $(1)	—	—	—	—	376	376	—	376

Comprehensive income								$1,039

Balance, March 31, 2011	$30	$(1)	$9,932	$2,250	$460	$12,671	$42

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
1. Basis of Presentation
LyondellBasell Industries N.V. is a limited liability company (Naamloze Vennootschap) incorporated under Dutch law by deed of incorporation dated October 15, 2009. LyondellBasell Industries N.V. was formed to serve as the parent holding company for certain subsidiaries of LyondellBasell Industries AF S.C.A. (together with its subsidiaries, “LyondellBasell AF,” the “Predecessor Company” or the “Predecessor”) after completion of proceedings under chapter 11 (“chapter 11”) of title 11 of the United States Bankruptcy Code (the “U.S. Bankruptcy Code”). LyondellBasell Industries AF S.C.A. and 93 of its subsidiaries were debtors (“the Debtors”) in jointly administered bankruptcy cases (the “Bankruptcy Cases”) in the United States Bankruptcy Court in the Southern District of New York (the “Bankruptcy Court”). As of April 30, 2010 (the “Emergence Date”), LyondellBasell Industries AF S.C.A.’s equity interests in its indirect subsidiaries terminated and LyondellBasell Industries N.V. now owns and operates, directly and indirectly, substantially the same business as LyondellBasell Industries AF S.C.A. owned and operated prior to emergence from the Bankruptcy Cases, which business includes subsidiaries of LyondellBasell Industries AF S.C.A. that were not involved in the Bankruptcy Cases. LyondellBasell Industries AF S.C.A. is no longer part of the LyondellBasell group.
Effective May 1, 2010, we adopted fresh-start accounting pursuant to ASC 852. Accordingly, the basis of the assets and liabilities in LyondellBasell AF’s financial statements for periods prior to May 1, 2010 will not be comparable to the basis of the assets and liabilities in the financial statements prepared for LyondellBasell N.V. after emergence from bankruptcy.
LyondellBasell Industries N.V., together with its consolidated subsidiaries (collectively “LyondellBasell N.V.,” the “Successor Company” or the “Successor”), is a worldwide manufacturer of chemicals and polymers, a refiner of crude oil, a significant producer of gasoline blending components and a developer and licensor of technologies for production of polymers and other chemicals. When we use the terms “LyondellBasell N.V.,” the “Successor Company,” the “Successor,” “we,” “us,” “our” or similar words, unless the context otherwise requires, we are referring to LyondellBasell N.V. after April 30, 2010. References herein to the “Company” for periods through April 30, 2010 are to the Predecessor Company, LyondellBasell AF, and for periods after the Emergence Date, to the Successor Company, LyondellBasell N.V.
The accompanying consolidated financial statements are unaudited and have been prepared from the books and records of LyondellBasell N.V. after April 30, 2010 and LyondellBasell AF for periods up to and including that date in accordance with the instructions to Form 10-Q and Rule 10-1 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results for the entire year. These consolidated financial statements should be read in conjunction with the LyondellBasell N.V. consolidated financial statements and notes thereto included in the LyondellBasell Industries N.V. Annual Report on Form 10-K for the year ended December 31, 2010.
2. Accounting and Reporting Changes
Business Combinations—In December 2010, the FASB issued guidance related to ASC Topic 805, Business Combinations, to clarify that if a public entity presents comparative financial statements, the entity should disclose pro-forma revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This guidance also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This guidance is effective prospectively for business combinations for

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. Adoption of this amendment in January 2011 did not have a material effect on our consolidated financial statements.
Goodwill—In December 2010, the FASB issued guidance related to ASC Topic 350, Intangibles—Goodwill and Other, to require a company with reporting units having a carrying amount of zero or less to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. This guidance is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2010. Adoption of this amendment in January 2011 did not have a material effect on our consolidated financial statements.
Revenue Recognition—In October 2009, the FASB ratified the consensus reached by its emerging issues task force to require companies to allocate revenue in multiple-element arrangements based on the estimated selling price of an element if vendor-specific or other third-party evidence of value is not available. The adoption of these changes, in January 2011, did not have a material effect on our consolidated financial statements.
Fair Value Measurement—In January 2010, the FASB issued additional guidance on improving disclosures regarding fair value measurements. The guidance requires the disclosure of the amounts of, and the rationale for, significant transfers between Level 1 and Level 2 of the fair value hierarchy, as well as the rationale for transfers in or out of Level 3. In 2010, we adopted all of the amendments regarding fair value measurements except for a requirement to disclose information about purchases, sales, issuances, and settlements in the reconciliation of recurring Level 3 measurements on a gross basis. The requirement to separately disclose purchases, sales, issuances, and settlements of recurring Level 3 measurements adopted in January 2011 did not have a material impact on our consolidated financial statements.
3. Emergence from Chapter 11 Proceedings
On April 23, 2010, the U.S. Bankruptcy Court confirmed LyondellBasell AF’s Third Amended and Restated Plan of Reorganization and the Debtors emerged from chapter 11 protection on April 30, 2010. As of March 31, 2011, approximately $94 million of priority and administrative claims are accrued but have yet to be paid.
The Company’s charges (credits) for reorganization items were as follows:

	For the three months ended
	Successor	Predecessor
	March 31,	March 31,
Millions of dollars	2011	2010
Asset write-offs and rejected contracts	$—	$28
Estimated claims	—	(321)
Professional fees	4	81
Employee severance costs	—	(8)
Plant closures costs	—	9
Other	(2)	4

Total	$2	$(207)

Estimated claims in the above table include adjustments made to reflect the Debtors’ estimated claims to be allowed.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
4. Accounts Receivable
Our allowance for doubtful accounts receivable, which is reflected in the Consolidated Balance Sheets as a reduction of accounts receivable, totaled $14 million and $12 million at March 31, 2011 and December 31, 2010, respectively.
5. Inventories
Inventories consisted of the following components:

	March 31,	December 31,
Millions of dollars	2011	2010
Finished goods	$3,365	$3,127
Work-in-process	376	230
Raw materials and supplies	1,985	1,467

Total inventories	$5,726	$4,824

6. Property, Plant and Equipment, Goodwill, Intangibles and Other Assets
The components of property, plant and equipment, at cost, and the related accumulated depreciation were as follows:

	March 31,	December 31,
Millions of dollars	2011	2010
Land	$297	$286
Manufacturing facilities and equipment	6,991	6,752
Construction in progress	746	569

Total property, plant and equipment	8,034	7,607
Less accumulated depreciation	(594)	(417)

Property, plant and equipment, net	$7,440	$7,190

In the first quarter 2011, we recognized $5 million of impairment charges related to the carrying value of assets at the Berre refinery. Capital spending required for the operation of the Berre refinery will continue to be impaired until such time as the discounted cash flow projections for the Berre refinery are sufficient to recover the asset’s carrying amount.
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

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Depreciation and amortization expense is summarized as follows:

	For the three months ended
	Successor	Predecessor
	March 31,	March 31,
Millions of dollars	2011	2010
Property, plant and equipment	$167	$378
Investment in PO joint ventures	7	11
Emission allowances	18	—
Various contracts	22	—
Technology, patent and license costs	—	19
Software costs	1	9
Other	—	7

Total depreciation and amortization	$215	$424

Asset Retirement Obligations—The liabilities recognized for all asset retirement obligations were $136 million and $132 million at March 31, 2011 and December 31, 2010, respectively.
7. Investment in PO Joint Ventures
We, together with Bayer AG and Bayer Corporation (collectively “Bayer”), share ownership in a U.S. propylene oxide (“PO”) manufacturing joint venture (the “U.S. PO Joint Venture”) and a separate joint venture for certain related PO technology. Bayer’s ownership interest represents ownership of annual in-kind PO production of the U.S. PO Joint Venture of 1.5 billion pounds in 2010. We take in-kind the remaining PO production and all co-product (styrene monomer (“SM”) or “styrene”) and tertiary butyl ether (“TBA”) production from the U.S. PO Joint Venture.
In addition, we and Bayer each have a 50% interest in a separate manufacturing joint venture (the “European PO Joint Venture”), which includes a world-scale PO/SM plant at Maasvlakte near Rotterdam, The Netherlands. We and Bayer each are entitled to 50% of the PO and SM production at the European PO Joint Venture.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Changes in our investment in the U.S. and European PO joint ventures for the three-month periods ended March 31, 2011 and 2010 are summarized as follows:

	U.S. PO Joint	European PO	Total PO
Millions of dollars	Venture	Joint Venture	Joint Ventures
Successor
Investments in PO joint ventures — January 1, 2011	$291	$146	$437
Cash contributions	—	5	5
Depreciation and amortization	(5)	(2)	(7)
Effect of exchange rate changes	—	9	9

Investments in PO joint ventures — March 31, 2011	$286	$158	$444

Predecessor
Investments in PO joint ventures — January 1, 2010	$533	$389	$922
Return of investment	—	(3)	(3)
Depreciation and amortization	(10)	(5)	(15)
Effect of exchange rate changes	—	(24)	(24)

Investments in PO joint ventures — March 31, 2010	$523	$357	$880

8. Equity Investments
The changes in equity investments were as follows:

	For the three months ended
	Successor	Predecessor
	March 31,	March 31,
Millions of dollars	2011	2010
Beginning balance	$1,587	$1,085
Income from equity investments	58	55
Dividends received	(103)	(13)
Contributions to joint venture	—	5
Currency exchange effects	44	(13)
Other	—	6

Ending balance	$1,586	$1,125

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Summarized income statement information and our share for the periods for which the respective equity investments were accounted for under the equity method is set forth below:

	For the three months ended
	Successor		Predecessor
	March 31, 2011		March 31, 2010
		Company		Company
Millions of dollars	100%	Share	100%	Share
Revenues	$3,587	$1,239	$2,338	$744
Cost of sales	(2,727)	(998)	(2,035)	(653)

Gross profit	860	241	303	91
Net operating expenses	(541)	(143)	(63)	(21)

Operating income	319	98	240	70
Interest income	—	—	7	3
Interest expense	(58)	(16)	(37)	(12)
Foreign currency translation	(39)	(10)	22	10
Income from equity investments	10	3	1	—

Income before income taxes	232	75	233	71
Provision for income taxes	53	17	51	16

Net income	$179	$58	$182	$55

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
9. Debt
Long-term loans, notes and other long-term debt consisted of the following:

	March 31,	December 31,
Millions of dollars	2011	2010
Bank credit facilities:
Senior Term Loan Facility due 2016	$5	$5
Senior Secured Notes due 2017, $2,250 million, 8.0%	2,025	2,025
Senior Secured Notes due 2017, €375 million, 8.0%	480	452
Senior Secured Notes due 2018, $3,240 million, 11.0%	3,240	3,240
Guaranteed Notes, due 2027	300	300
Other	8	18

Total	6,058	6,040
Less current maturities	(253)	(4)

Long-term debt	$5,805	$6,036

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Short-term loans, notes and other short-term debt consisted of the following:

	March 31,	December 31,
Millions of dollars	2011	2010
$1,750 million Senior Secured Asset-Based Revolving Credit Agreement	$—	$—
Financial payables to equity investees	11	11
Other	40	31

Total short-term debt	$51	$42

Senior Secured 8% Notes—On April 8, 2010, LBI Escrow issued $2,250 million of 8% senior secured notes due 2017 and €375 million of senior secured notes due 2017, (collectively, the “Senior Secured 8% Notes”). On April 30, 2010, Lyondell Chemical Company (“Lyondell Chemical”) was merged with and replaced LBI Escrow as issuer of the Senior Secured 8% Notes.
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
In December 2010, we redeemed $225 million of the dollar denominated and €37.5 ($52 million) million of the Euro denominated senior secured 8% notes at a redemption price of 103% of par. In May 2011, we redeemed an additional $203 million of 8% senior secured dollar notes and €34 million ($48 million) of 8% senior secured Euro notes due 2017 at a redemption price of 103% of par. These amounts are classified as current maturities of long-term debt on the Consolidated Balance Sheet for March 31, 2011.
The Senior Secured 8% Notes are redeemable by Lyondell Chemical (i) prior to maturity at specified redemption premium percentages according to the date the notes are redeemed or (ii) from time to time at a redemption price of 100% of such principal amount plus an applicable premium as calculated pursuant to a formula.
In addition, Lyondell Chemical has the option to redeem up to 10% of the outstanding Senior Secured 8% Notes annually prior to May 1, 2013 at a redemption price equal to 103% of such notes’ principal amount. Also prior to May 1, 2013, Lyondell Chemical has the option to redeem up to 35% of the original aggregate principal amount of the Senior Secured 8% Notes at a redemption price of 108% of such principal amount, with the net proceeds of one or more equity offerings, provided that (i) at least 50% of the original aggregate principal amount remains outstanding immediately after such redemption and (ii) the redemption occurs within 90 days of the closing of the equity offering. The value of this embedded derivative is nominal.
Senior Secured 11% Notes—On the Emergence Date, Lyondell Chemical issued $3,240 million of Senior Secured 11% Notes, replacing the DIP Roll-up Notes that had been issued in January 2009 as part of the Debtors’ debtor-in-possession financing.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The Senior Secured 11% Notes are guaranteed by the same Guarantors that support the Senior Secured 8% Notes, the Senior Term Loan Facility and the U.S. ABL Facility. The Senior Secured 11% Notes are secured by the same security package as the Senior Secured 8% Notes, the Senior Term Loan Facility and the U.S. ABL Facility on a third priority basis and bear interest at a rate equal to 11%.
The Senior Secured 11% Notes are redeemable by Lyondell Chemical (i) at par on or after May 1, 2013 and (ii) from time to time at a redemption price of 100% of such principal amount plus an applicable premium as calculated pursuant to a formula.
In addition, Lyondell Chemical has the option to redeem up to 35% of the original aggregate principal amount of the Senior Secured 11% Notes at a redemption price of 111% of such principal amount, with the net proceeds of one or more equity offerings, provided that (i) at least 50% of the original aggregate principal amount remains outstanding immediately after such redemption and (ii) the redemption occurs within 90 days of the closing of the equity offering. The value of this embedded derivative is nominal.
Registration Rights Agreements—In connection with the issuance of the Senior Secured 8% Notes and the Senior Secured 11% Notes (collectively, the “Senior Secured Notes”), we entered into certain registration rights agreements. The agreements require us to (i) exchange the Senior Secured 8% Notes for notes with substantially identical terms, except that the new notes will be registered with the SEC under the Securities Act of 1933, as amended, and will therefore be free of any transfer restrictions and (ii) register for resale the senior secured 11% notes held by the parties to the agreement related to those notes. The registration rights agreements require registration statements for the exchange or resale, as applicable, to be effective with the SEC by May 3, 2011, which has not occurred. As a result, beginning May 4, 2011, we are subject to penalties in the form of increased interest rates. The interest penalties are 0.25% per annum for each series of notes for the first 90 days that the registration statements are not effective, increasing by an additional 0.25% per annum for each additional 90 days, up to a maximum of 1.00% per annum. We currently cannot estimate the amount of penalties that we will ultimately pay, as we cannot estimate when the registration statements will become effective.
Senior Term Loan Facility—On April 8, 2010, LBI Escrow borrowed $500 million under a new six-year, $500 million senior term loan facility (the “Senior Term Loan Facility”) and received proceeds, net of discount, of $495 million.
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
In 2010, we made payments under the Senior Term Loan Facility totaling $495 million, including a $1 million mandatory quarterly amortization payment in September 2010 and $494 million in December 2010. The payment in December 2010 satisfied all future amortization payments under the loan.
In March 2011, we amended and restated our Senior Secured Term Loan Agreement to, among other things, change the administrative agent and to modify the term of the agreement and certain restrictive covenants. This amended and restated agreement matures in April 2014.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
U.S. ABL Facility—On April 8, 2010, Lyondell Chemical completed the financing of a four-year, $1,750 million U.S. asset-based facility (“U.S. ABL Facility”), which may be used for advances or to issue up to $700 million of letters of credit. Borrowings under the U.S. ABL Facility bear interest at the Base Rate or LIBOR, plus an applicable margin, and the lenders are paid a commitment fee on the average daily unused commitments.
At March 31, 2011, and December 31, 2010, there were no borrowings outstanding under the U.S. ABL facility and outstanding letters of credit totaled $362 million and $370 million, respectively. Pursuant to the U.S. ABL facility, Lyondell Chemical could, subject to a borrowing base, borrow up to $1,388 million. The borrowing base is determined using formulae applied to accounts receivable and inventory balances, and is reduced to the extent of outstanding letters of credit and advances under the facility. Advances under this facility are available to our subsidiaries, Lyondell Chemical, Equistar Chemicals LP (“Equistar”), Houston Refining LP, or LyondellBasell Acetyls LLC.
Obligations under the U.S. ABL Facility are guaranteed jointly and severally, and fully and unconditionally, on a senior secured basis, by the Guarantors (except, in the case of any Guarantor that is a borrower under the facility, to the extent of its own obligations in its capacity as a borrower).
Guaranteed Notes due 2027—We have outstanding fixed interest rate Guaranteed Notes of $300 million with a maturity date of March 15, 2027. The interest rate is 8.1% and the interest payment dates are September 15 and March 15.
The Guaranteed Notes are guaranteed by LyondellBasell Industries Holdings B.V., a subsidiary of LyondellBasell N.V.
Receivables securitization programs—In May 2010 we entered into a three-year European securitization facility. Transfers of accounts receivable under this program do not qualify as sales; therefore, the transferred accounts receivable and the proceeds received through such transfers are included in Trade receivables, net, and Short-term debt in the Consolidated Balance Sheets. The lenders receive a commitment fee on unused commitments. There were no outstanding balances under this facility at March 31, 2011 and December 31, 2010.
Other—In the three months ended March 31, 2011 and 2010, amortization of debt premiums and debt issuance costs resulted in amortization expense of $8 million and $106 million, respectively, that was included in interest expense in the Consolidated Statements of Income.
At March 31 2011 and 2010, our weighted average interest rates on outstanding short-term debt was 3.8% and 8.9%, respectively.
10. Financial Instruments and Derivatives
Cash Concentration—Our cash equivalents are placed in high-quality commercial paper, money market funds and time deposits with major international banks and financial institutions.
Market Risks—We are exposed to market risks, such as changes in commodity pricing, currency exchange rates and interest rates. To manage the volatility related to these exposures, we selectively enter into derivative transactions pursuant to our policies. Designation of the derivatives as fair-value or cash-flow hedges is performed on a specific exposure basis. Hedge accounting may or may not be elected with respect to certain short-term exposures. The changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the fair value or cash flows of the underlying exposures being hedged.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
The Company entered into futures contracts with respect to sales of gasoline and heating oil. These futures transactions were not designated as hedges, and the changes in the fair value of the futures contracts were recognized in earnings. In the three months ended March 31, 2011, we settled futures positions for gasoline and heating oil of 119 million gallons and 157 million gallons, respectively, resulting in net gains of $1 million and $5 million, respectively. At March 31, 2011, futures contracts for 9 million gallons of gasoline and heating oil in the notional amount of $29 million, maturing in May 2011, were outstanding. The fair values, based on quoted market prices, resulted in a net receivable of less than $1 million at March 31, 2011 and a net payable of $1 million at December 31, 2010.
We also entered into futures contracts during the three months ended March 31, 2011 with respect to purchases of butane and sales of gasoline. These futures transactions were not designated as hedges. At March 31, 2011, futures contracts for 6 million gallons of butane and 6 million gallons of gasoline in the notional amounts of $12 million and $18 million, respectively, maturing in October, November and December 2011, were outstanding. The fair values, based on quoted market prices, resulted in a net payable of less than $1 million at March 31, 2011.
Foreign Currency Rates—We have significant operations in several countries of which functional currencies are primarily the U.S. dollar for U.S. operations and the Euro for operations in Europe. We enter into transactions denominated in other than our functional currency and the functional currencies of our subsidiaries and are, therefore, exposed to foreign currency risk on receivables and payables. We maintain risk management control systems intended to monitor foreign currency risk attributable to both the outstanding foreign currency balances and future commitments. The risk management control systems involve the centralization of foreign currency exposure management, the offsetting of exposures and the estimating of expected impacts of changes in foreign currency rates on our earnings. We enter into foreign currency forward contracts to reduce the effects of our net currency exchange exposures. At March 31, 2011, foreign currency forward contracts in the notional amount of $179 million, maturing in April 2011, were outstanding. The fair values, based on quoted market exchange rates, resulted in net payables of $1 million at both March 31, 2011 and December 31, 2010.
For forward contracts that economically hedge recognized monetary assets and liabilities in foreign currencies, no hedge accounting is applied. Changes in the fair value of foreign currency forward contracts are reported in the Consolidated Statements of Income and offset the currency exchange results recognized on the assets and liabilities.
Foreign Currency Gain (Loss)—Other income, net, in the Consolidated Statements of Income reflected a gain of $10 million for the three months ended March 31, 2011 and losses of $203 million for the three months ended March 31, 2010.
Warrants—As of March 31, 2011, we have warrants outstanding to purchase 9,159,586 ordinary shares at an exercise price of $15.90 per ordinary share. As of December 31, 2010 we had 11,508,104 warrants outstanding. The warrants have anti-dilution protection for in-kind stock dividends, stock splits, stock combinations and similar transactions and may be exercised at any time during the period from April 30, 2010 to the close of business on April 30, 2017. Upon an affiliate change of control, the holders of the warrants may put the warrants to

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
LyondellBasell N.V. requiring cash settlement at a price equal to, as applicable, the in-the-money value of the warrants or the Black-Scholes value of the warrants. The warrants are classified as a liability and are recorded at fair value at the end of each reporting period.
The fair value of each warrant granted is estimated based on quoted market price as of March 31, 2011. The fair values of the warrants were determined to be $225 million and $215 million at March 31, 2011 and December 31, 2010, respectively.
The following table summarizes derivative financial instruments outstanding as of March 31, 2011 and December 31, 2010 that are measured at fair value on a recurring basis and the bases used to determine their fair value in the consolidated balance sheets.

			Quoted Prices
			in Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Notional		Assets	Inputs	Inputs
Millions of dollars	Amount	Total	(Level 1)	(Level 2)	(Level 3)
March 31, 2011:
Liabilities at fair value:
Derivatives:
Commodities	$59	$—	$—	$—	$—
Warrants	146	225	225	—	—
Foreign currency	179	1	—	1	—

	$384	$226	$225	$1	$—

December 31, 2010:
Liabilities at fair value:
Derivatives:
Gasoline and heating oil	$70	$1	$—	$1	$—
Warrants	183	215	215	—	—
Foreign currency	93	1	—	1	—

	$346	$217	$215	$2	$—

The fair value of all non-derivative financial instruments included in current assets, including cash and cash equivalents and accounts receivable, and accounts payable, approximated the applicable carrying value due to the short maturity of those instruments.
There were no financial instruments measured on a recurring basis using level 3 inputs during the three months ended March 31, 2011 and 2010.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table provides the fair value of derivative instruments and their balance sheet classifications:

	Balance Sheet	March 31,	December 31,
Millions of dollars	Classification	2011	2010
Fair Value of Derivative Instruments Liability Derivatives
Not designated as hedges:
Warrants	Accrued liabilities	$225	$215
Foreign currency	Accrued liabilities	1	1
Commodities	Accrued liabilities	—	1

		$226	$217

The following table summarizes the pretax effect of derivative instruments charged directly to income:

	Effect of Financial Instruments for the three months ended
	March 31, 2011
		Gain (Loss)	Additional
	Gain (Loss)	Reclassified	Gain (Loss)
	Recognized	from AOCI	Recognized	Income Statement
Millions of dollars	in AOCI	to Income	in Income	Classification
Derivatives not designated as hedges:
				Other income
Warrants	$—	$—	$(59)	(expense), net
Commodities	—	—	6	Cost of sales
				Other income
Foreign currency	—	—	(2)	(expense), net

	$—	$—	$(55)

	March 31, 2010
		Gain (Loss)	Additional
	Gain (Loss)	Reclassified	Gain (Loss)
	Recognized	from AOCI	Recognized	Income Statement
Millions of dollars	in AOCI	to Income	in Income	Classification
Derivatives designated as cash-flow hedges:
Interest rate	$—	$(13)	$—	Interest expense

Derivatives not designated as hedges:
Commodities	—	—	5	Cost of sales
				Other income
Foreign currency	—	—	5	(expense), net

	—	—	10

	$—	$(13)	$10

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The carrying value and the estimated fair value of the Company’s non-derivative financial instruments are shown in the table below:

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
Millions of dollars	Value	Value	Value	Value
Short and long-term debt, including current maturities	$6,106	$6,766	$6,079	$6,819

The following table summarizes the bases used to measure certain liabilities at fair value on a recurring basis, which are recorded at historical cost or amortized cost, in the consolidated balance sheet:

		Fair Value Measurement
			Quoted prices	Significant
	Carrying		in active	other	Significant
	Value	Fair Value	markets for	observable	unobservable
	March 31,	March 31,	identical assets	inputs	inputs
Millions of dollars	2011	2011	(Level 1)	(Level 2)	(Level 3)
Short term and long-term debt,
including current maturities	$6,106	$6,766	$—	$6,721	$45

For liabilities classified as Level 1, the fair value is measured using quoted prices in active markets. The total fair value is either the price of the most recent trade at the time of the market close or the official close price, as defined by the exchange in which the asset is most actively traded on the last trading day of the period, multiplied by the number of units held without consideration of transaction costs. For liabilities classified as Level 2, fair value is based on the price a market participant would pay for the security, adjusted for the terms specific to that asset and liability. Broker quotes were obtained from well established and recognized vendors of market data for debt valuations. The inputs for liabilities classified as Level 3 reflect our assessment of the assumptions that a market participant would use in determining the price of the asset or liability, including our liquidity risk at March 31, 2011.
The fair values of Level 3 instruments are determined using pricing data similar to that used in Level 2 financial instruments described above, and reflect adjustments for less liquid markets or longer contractual terms. For these Level 3 financial instruments, pricing data obtained from third party pricing sources is adjusted for the liquidity of the underlying over the contractual terms to develop an estimated price that market participants would use. Our valuation of these instruments considers specific contractual terms, present value concepts and other internal assumptions related to (i) contract maturities that extend beyond the periods in which quoted market prices are available; (ii) the uniqueness of the contract terms; and (iii) our creditworthiness or that of our counterparties (adjusted for collateral related to our asset positions). Based on our calculations, we expect that a significant portion of other debts will react in a generally proportionate manner to changes in the benchmark interest rate. Accordingly, these financial instruments are fair valued at par and are classified as Level 3.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
11. Pension and Other Postretirement Benefits
Net periodic pension benefits included the following cost components for the three months ended March 31:

	Successor		Predecessor
	2011		2010
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$11	$9	$11	$9
Interest cost	23	12	23	13
Expected return on plan assets	(26)	(7)	(24)	(7)
Curtailments and settlements loss	—	2	—	—
Amortization	—	—	3	—

Net periodic pension benefit costs	$8	$16	$13	$15

Net periodic other postretirement benefits included the following cost components for the three months ended March 31:

	Successor		Predecessor
	2011		2010
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$4	$2	$1	$—
Interest cost	4	—	4	—
Amortization	—	—	(2)	—

Net periodic benefit costs	$8	$2	$3	$—

Employees in the U.S. are eligible to participate in defined contribution plans (“Employee Savings Plans”) by contributing a portion of their compensation. We match a part of the employees’ contribution
12. Income Taxes
Our effective income tax rate for the first quarter 2011 was 28.5% resulting in tax expense of $263 million on pretax income of $923 million. The 2011 effective income tax rate was lower than the statutory 35% rate primarily due to the effect of pretax income in countries with lower statutory tax rates and tax deductible foreign currency losses which were partially offset by the non-deductible accrual of expense related to stock warrants. LyondellBasell AF’s effective income tax rate for the first quarter 2010 was 60% resulting in tax expense of $12 million on pretax income of $20 million. The 2010 effective income tax rate was higher than the statutory 35% rate primarily due to the effects of non-deductible costs relating to the voluntary filings of petitions for relief under chapter 11 of the U.S. Bankruptcy Code, and to the recognition of valuation allowances established to reduce deferred tax assets not expected to be realized. The higher effective tax rate over statutory rate was partially offset by tax exempt income in jurisdictions other than the U.S.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
13. Commitments and Contingencies
Commitments—We have various purchase commitments for materials, supplies and services incident to the ordinary conduct of business, generally for quantities required for its businesses and at prevailing market prices. These commitments are designed to assure sources of supply and are not expected to be in excess of normal requirements. Our capital expenditure commitments at March 31, 2011 were in the normal course of business.
Financial Assurance Instruments—We have obtained letters of credit, performance and surety bonds and have issued financial and performance guarantees to support trade payables, potential liabilities and other obligations. Considering the frequency of claims made against the financial instruments we use to support our obligations, and the magnitude of those financial instruments in light of our current financial position, management does not expect that any claims against or draws on these instruments would have a material adverse effect on our consolidated financial statements. We have not experienced any unmanageable difficulty in obtaining the required financial assurance instruments for our current operations.
Environmental Remediation—Our accrued liability for future environmental remediation costs at current and former plant sites and other remediation sites totaled $113 million and $107 million as of March 31, 2011 and December 31, 2010, respectively. At March 31, 2011, the accrued liabilities for individual sites range from less than $1 million to $39 million. The remediation expenditures are expected to occur over a number of years, and not to be concentrated in any single year. In our opinion, it is reasonably possible that losses in excess of the liabilities recorded may have been incurred. However, we cannot estimate any amount or range of such possible additional losses. New information about sites, new technology or future developments such as involvement in investigations by regulatory agencies, could require us to reassess our potential exposure related to environmental matters.
The following table summarizes the activity in the Company’s accrued environmental liability included in “Accrued liabilities” and “Other liabilities”:

	For the three months ended
	Successor	Predecessor
Millions of dollars	March 31, 2011	March 31, 2010
Balance at beginning of period	$107	$89
Additional provisions	4	—
Amounts paid	(3)	(1)
Foreign exchange effects	5	(4)

Balance at end of period	$113	$84

Litigation and Other Matters—On April 12, 2005, BASF Corporation (“BASF”) filed a lawsuit against Lyondell Chemical in the Superior Court of New Jersey, Morris County, asserting various claims relating to alleged breaches of a propylene oxide toll manufacturing contract and seeking damages in excess of $100 million. Lyondell Chemical denied breaching the contract and argued that at most it owed BASF $22.5 million, which it has paid. On August 13, 2007, a jury returned a verdict in favor of BASF in the amount of approximately $170 million (inclusive of the $22.5 million refund). On October 3, 2007, the judge in the state court case determined that prejudgment interest on the verdict amounted to $36 million and issued a final judgment. Lyondell Chemical appealed the judgment and has posted an appeal bond, which is collateralized by a $200 million letter of credit.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
On April 21, 2010, oral arguments in the appeal were held before the Appellate Division and, on December 28, 2010, the judgment was reversed and the case was remanded. The parties have filed motions with the Bankruptcy Court for a determination as to whether the case will proceed in the Bankruptcy Court or New Jersey state court. We do not expect the ultimate resolution of this matter to have a material adverse effect on our consolidated financial position, or liquidity, although any such resolution may have a material adverse effect on our results of operation for any period in which a resolution occurs.
On December 20, 2010, one of our subsidiaries received demand letters from affiliates of Access Industries, a more than five percent shareholder of the Company. We conducted an initial investigation of the facts underlying the demand letters and engaged in discussions with Access. We requested that Access withdraw its demands with prejudice and, and on January 17, 2011, Access declined to withdraw the demands, with or without prejudice.
Specifically, Access affiliates Nell Limited (“Nell”) and BI S.á.r.l. (“BI”) have demanded that LyondellBasell Industries Holdings B.V., a wholly owned subsidiary of the Company (“LBIH”), indemnify them and their shareholders, members, affiliates, officers, directors, employees and other related parties for all losses, including attorney’s fees and expenses, arising out of a pending lawsuit styled Edward S. Weisfelner, as Litigation Trustee of the LB Litigation Trust v. Leonard Blavatnik, et al., Adversary Proceeding No. 09-1375 (REG), in the United States Bankruptcy Court, Southern District of New York.
In the Weisfelner lawsuit, the plaintiffs seek to recover damages from numerous parties, including Nell, Access and its affiliates. The damages sought from Nell, Access and its affiliates include, among other things, the return of all amounts earned by them related to their acquisition of shares of Lyondell Chemical prior to its acquisition by Basell AF S.C.A. in December 2007, distributions by Basell AF S.C.A. to its shareholders before it acquired Lyondell Chemical, and management and transaction fees and expenses. We cannot at this time determine the amount of liability, if any, that may be sought from LBIH by way of indemnity if a judgment is rendered or a settlement is paid in the Weisfelner lawsuit or other related litigation.
Nell and BI have also demanded that LBIH pay $50 million in management fees for 2009 and 2010 and that LBIH pay other unspecified amounts relating to advice purportedly given in connection with financing and other strategic transactions.

Nell and BI assert that LBIH’s responsibility for indemnity and the claimed fees and expenses arise out of a management agreement entered into on December 11, 2007, between Nell and Basell AF S.C.A. They assert that LBIH, as a former subsidiary of Basell AF S.C.A., is jointly and severally liable for Basell AF S.C.A.’s obligations under the agreement, notwithstanding that LBIH was not a signatory to the agreement and the liabilities of Basell AF S.C.A., which was a signatory, were discharged in the LyondellBasell bankruptcy proceedings.
On June 26, 2009, Nell filed a proof of claim in Bankruptcy Court against LyondellBasell AF (successor to Basell AF S.C.A.) seeking “no less than” $723 thousand for amounts allegedly owed under the 2007 management agreement. On April 27, 2011, Lyondell Chemical filed an objection to Nell’s claim and, together with LyondellBasell N.V. (successor to LyondellBasell AF) and LBIH, brought a declaratory judgment action in the Bankruptcy Court for a determination that Nell and BI’s demands are not valid.
We do not believe that the management agreement is in effect or that the Company, LBIH, or any other Company-affiliated entity owes any obligations under the management agreement. We intend to defend vigorously any proceedings, claims or demands that may be asserted.
Indemnification—We are parties to various indemnification arrangements, including arrangements entered into in connection with acquisitions, divestitures and the formation of joint ventures. Pursuant to these arrangements, we provide indemnification to and/or receive indemnification from other parties in connection with liabilities that may

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
arise in connection with the transactions and in connection with activities prior to completion of the transactions. These indemnification arrangements typically include provisions pertaining to third party claims relating to environmental and tax matters and various types of litigation. As of March 31, 2011, we had not accrued any significant amounts for our indemnification obligations, and we are not aware of other circumstances that would likely lead to significant future indemnification obligations. We cannot determine the potential amount of future payments under the indemnification arrangements until events arise that would trigger a liability under the arrangements.
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
Other—We have identified an agreement related to a former project in Kazakhstan under which a payment was made that raises compliance concerns under the U.S. Foreign Corrupt Practices Act (the “FCPA”). We have engaged outside counsel to investigate these activities, under the oversight of the Audit Committee of the Supervisory Board, and to evaluate internal controls and compliance policies and procedures. We made a voluntary disclosure of these matters to the U.S. Department of Justice and are cooperating fully with that agency. We cannot predict the ultimate outcome of these matters at this time since our investigations are ongoing. In this respect, we may not have conducted business in compliance with the FCPA and may not have had policies and procedures in place adequate to ensure compliance. Therefore, we cannot reasonably estimate a range of liability for any potential penalty resulting from these matters. Violations of these laws could result in criminal and civil liabilities and other forms of relief that could be material to us.
Certain of our non-U.S. subsidiaries conduct or have conducted business in countries subject to U.S. economic sanctions, including Iran. U.S. and European laws and regulations prohibit certain persons from engaging in business activities, in whole or in part, with sanctioned countries, organizations and individuals. We have made voluntary disclosure of these matters to the U.S. Treasury Department and intend to cooperate fully with that agency. The ultimate outcome of this matter cannot be predicted at this time because our investigations are ongoing. Therefore, we cannot reasonably estimate a range of liability for any potential penalty resulting from these matters. In addition, we have made the decision to cease all business with the government, entities and individuals in Iran, Syria and Sudan. We have notified our counterparties in these countries of our decision and may be subject to legal actions to enforce agreements with the counterparties. These business activities present a potential risk that could subject the Company to civil and criminal penalties as well as private legal proceedings that could be material to us. We cannot predict the ultimate outcome of this matter at this time because our investigations and withdrawal activities are ongoing.
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

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
14. Stockholders’ Equity and Non-Controlling Interests
Dividend distribution—Our credit arrangements include restrictive covenants that limit our ability to pay dividends to the sum of a) the greater of (i) $50 million per year and (ii) in general, 50 percent of net income for the period, taken as one accounting period, from March 31, 2012 until the end of the most recently completed fiscal quarter for which financial statements are available, and b) dividends not to exceed the greater of $350MM and 1.75% of consolidated tangible assets at the time the dividend is paid.
Ordinary shares—The changes in the outstanding amounts of ordinary shares issued and treasury shares for the three months ended March 31, 2011, were as follows:

Ordinary shares issued:
Balance at January 1, 2011	565,676,222
Share-based compensation	10,508
Warrants exercised	2,327,326

Balance at March 31, 2011	568,014,056

Ordinary shares held as treasury shares:
Balance at January 1, 2011	1,122,651
Warrants exercised	20,453
Share-based compensation	(9,963)

Balance at March 31, 2011	1,133,141

Non-controlling Interests—Losses attributable to non-controlling interests consisted of the following components:

	For the three months ended
	Successor	Predecessor
	March 31	March 31
Millions of dollars	2011	2010
Non-controlling interests’ comprehensive income (loss):
Net income attributable to non-controlling interests	$2	$4
Fixed operating fees paid to Lyondell Chemical by the PO/SM II partners	(5)	(6)

Comprehensive loss attributable to non-controlling interests	$(3)	$(2)

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
15. Per Share Data
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
Earnings per share data and dividends declared per share of common stock were as follows:

For the three
months ended
March 31,
Millions of dollars	2011
Net income	$660
Less: net loss attributable to non-controlling interests	3

Net income attributable to LyondellBasell N.V.	663
Net income attributable to participating securities	(4)

Net income attributable to common stockholders	$659

Millions of shares
Basic weighted average common stock outstanding	566
Effect of dilutive securities:
Stock options	3

Dilutive potential shares	569

Earnings per share:
Basic	$1.16

Diluted	$1.15

Anti-dilutive stock options, restricted stock, restricted stock units and warrants in millions	13.5

Dividends declared per share of common stock	$—

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
16. Segment and Related Information
We operate in five segments:
•	Olefins and Polyolefins—Americas, primarily manufacturing and marketing of olefins, including ethylene and its co-products, primarily propylene, butadiene, and aromatics, which include benzene and toluene, as well as ethanol; and polyolefins, including polyethylene, comprising high density polyethylene (“HDPE”), low density polyethylene (“LDPE”) and linear low density polyethylene (“LLDPE”), and polypropylene; and Catalloy process resins;
•	Olefins and Polyolefins—Europe, Asia, International (“O&P—EAI”), primarily manufacturing and marketing of olefins, including ethylene and its co-products, primarily propylene and butadiene; polyolefins, including polyethylene, comprising HDPE, LDPE and polypropylene; polypropylene-based compounds, materials and alloys (“PP Compounds”), Catalloy process resins and polybutene-1 polymers;
•	Intermediates and Derivatives (“I&D”), primarily manufacturing and marketing of propylene oxide (“PO”); PO co-products, including styrene and the TBA intermediates tertiary butyl alcohol (“TBA”), isobutylene and tertiary butyl hydroperoxide; PO derivatives, including propylene glycol, propylene glycol ethers and butanediol; ethylene derivatives, including ethylene glycol, ethylene oxide (“EO”), and other EO derivatives; acetyls, including vinyl acetate monomer, acetic acid and methanol and fragrance and flavor chemicals;
•	Refining and Oxyfuels, primarily manufacturing and marketing of refined petroleum products, including gasoline, ultra-low sulfur diesel, jet fuel, lubricants (“lube oils”), alkylate, and oxygenated fuels, or oxyfuels, such as methyl tertiary butyl ether (“MTBE”) and ethyl tertiary butyl ether (“ETBE”); and
•	Technology, primarily licensing of polyolefin process technologies and supply of polyolefin catalysts and advanced catalysts.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Summarized financial information concerning reportable segments is shown in the following table for the periods presented:

Successor
		Olefins
		and
	Olefins	Polyolefins
	and	— Europe,		Refining
	Polyolefins	Asia &	Intermediates	and
Millions of dollars	— Americas	International	& Derivatives	Oxyfuels	Technology	Other	Total
Three Months Ended March 31, 2011:
Sales and other operating revenues:
Customers	$2,435	$3,853	$1,671	$4,172	$109	$12	$12,252
Intersegment	1,137	91	21	548	30	(1,827)	—

	3,572	3,944	1,692	4,720	139	(1,815)	12,252

Operating income	421	179	234	164	66	1	1,065
Income from equity investments	3	51	4	—	—	—	58

Predecessor
		Olefins
		and
	Olefins	Polyolefins
	and	— Europe,		Refining
	Polyolefins	Asia &	Intermediates	and
Millions of dollars	— Americas	International	& Derivatives	Oxyfuels	Technology	Other	Total
Three Months Ended March 31, 2010
Sales and other operating revenues:
Customers	$2,335	$2,959	$1,316	$3,061	$82	$2	$9,755
Intersegment	685	160	—	354	28	(1,227)	—

	3,020	3,119	1,316	3,415	110	(1,225)	9,755

Segment operating income (loss)	145	71	123	(128)	31	(59)	183
Current cost adjustment							184

Operating income							367
Income (loss) from equity investments	4	52	(1)	—	—	—	55

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Sales and other operating revenues and operating income (loss) in the “Other” column above include elimination of intersegment transactions.
17. Subsequent Events
We have evaluated subsequent events through the date the financial statements were issued.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
This discussion should be read in conjunction with the information contained in our Consolidated Financial Statements, and the notes thereto contained elsewhere in this report. When we use the terms “we,” “us,” “our” or similar words in this discussion, unless the context otherwise requires, we are referring to LyondellBasell Industries N.V. and its consolidated subsidiaries. We also refer to the Company as “LyondellBasell N.V.,” the “Successor Company” and the “Successor.”
In addition to comparisons of current operating results with the same period in the prior year, we have included, as additional disclosure, certain “trailing quarter” comparisons of first quarter 2011 operating results to fourth quarter 2010 operating results. Our businesses are highly cyclical, in addition to experiencing some less significant seasonal effects. Trailing quarter comparisons may offer important insight into current business direction.
References to industry benchmark prices or costs, including the weighted average cost of ethylene production, are generally to industry prices and costs reported by CMAI, except that references to industry benchmarks for refining and oxyfuels market margins are to industry prices reported by Platts, a reporting service of The McGraw-Hill Companies, and crude oil and natural gas benchmark price references are to Bloomberg.
OVERVIEW
Our performance is driven by, among other things, global economic conditions generally and their impact on demand for our products, raw material and energy prices, and industry-specific issues, such as production capacity. Our businesses are subject to the cyclicality and volatility seen in the chemicals and refining industries generally.
Tax Impact of Reorganization—The application of the tax provisions of the Internal Revenue Code to the Plan of Reorganization resulted in the reduction or elimination of the majority of our tax attributes that otherwise would have carried forward into 2011 and later years. As a result, we do not expect to retain any U.S. net operating loss carryforwards, alternative minimum tax credits or capital loss carryforwards. In addition, we expect that most, if not all, of our tax basis in depreciable assets will be eliminated. Accordingly, it is expected that our liability for U.S. income taxes in future periods will reflect these adjustments and our estimated cash tax liabilities for the years following 2010 will be significantly higher than in 2009 or 2010. This situation may be somewhat postponed by the temporary bonus depreciation provisions contained in the Job Creation Act of 2010, which allows current year expensing for certain qualified acquisitions. As a result of certain prior year limitations on the deductibility of our interest expense in the U.S. we did retain approximately $2,500 million of interest carryforwards which are available to offset future taxable income, subject to certain limitations.
LyondellBasell N.V., the successor holding company, owns and operates, directly and indirectly, substantially the same business owned and operated by LyondellBasell AF prior to the Company’s emergence from bankruptcy. For accounting purposes, the operations of LyondellBasell AF are deemed to have ceased on April 30, 2010 and LyondellBasell N.V. is deemed to have begun operations on that date. Effective May 1, 2010, we adopted fresh-start accounting. References in the following discussions to the “Company” for periods prior to April 30, 2010, the Emergence Date, are to the Predecessor Company and, for periods after the Emergence Date, to the Successor Company.
To ensure a proper analysis of the quarter over quarter results, the effects of fresh-start accounting on the Successor period are specifically addressed throughout this discussion. The primary impacts of our reorganization pursuant to the Plan of Reorganization and the adoption of fresh-start accounting on our results of operations are as follows:

Inventory—We adopted the last in, first out (“LIFO”) method of accounting for inventory upon implementation of fresh-start accounting. Prior to the emergence from bankruptcy, LyondellBasell AF used both the first in, first out (“FIFO”) and LIFO methods of accounting to determine inventory cost. For purposes of evaluating segment results, management reviewed operating results for LyondellBasell AF determined using current cost, which approximates results using the LIFO method of accounting for inventory. Subsequent to the Emergence Date, our operating results are reviewed using the LIFO method of accounting for inventory. While determining the impact of the adoption of LIFO on predecessor periods is not practicable, we believe that the current cost method used by the Predecessor for segment reporting is similar to LIFO and the current cost method would have resulted in a decrease of cost of sales of $184 million for the three months ended March 31, 2010.
Depreciation and amortization expense—Depreciation and amortization expense is lower in the Successor period as a result of our revaluation of assets for fresh-start accounting. Depreciation and amortization as reported for all periods presented is as follows:

	Successor	Predecessor
	Three Months Ended	Three Months Ended
	March 31,	March 31,
Millions of dollars	2011	2010
Cost of sales:
Depreciation	$160	$348
Amortization	44	56

Research and development expenses:
Depreciation	5	6

Selling, general and administrative expenses:
Depreciation	6	14

	$215	$424

Interest expense—Lower interest expense in the Successor period was largely driven by the discharge or repayment of debt, upon which interest was accruing during the bankruptcy, through the Company’s reorganization on April 30, 2010 pursuant to the Plan of Reorganization, partially offset by interest expense on the new debt incurred as part of the emergence from bankruptcy.

	Successor	Predecessor
	Three Months Ended	Three Months Ended
	March 31,	March 31,
Millions of dollars	2011	2010
Interest expense	$163	$411
Overview of Results of Operations
Global market conditions in the first quarter of 2011 improved from those experienced in the first quarter 2010 as general economic activities and demand in the durable goods sector, particularly the automotive markets, were higher. As a result, demand and operating rates were higher in 2011 than in the 2010 period.
Excluding the impacts of fresh-start accounting, operating results in the first quarter 2011 generally reflected higher product margins compared to the same period in 2010. The O&P-Americas business segment benefited from higher product margins driven by lower natural gas liquid prices relative to the price of crude oil. Higher operating results in the O&P-EAI and the I&D businesses were primarily a reflection of higher product margins and higher sales volumes due to improvement in the global economy and in the durable goods markets. The Refining and Oxyfuels business segment results reflected the benefit of higher refining margins at the Houston refinery. Revenues associated with licenses granted in prior periods contributed to higher results in the Technology segment.
Results of operations for the Successor and Predecessor periods discussed in these “Results of Operations” are presented in the table below.

	Successor	Predecessor
	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
Millions of dollars	2011	2010
Sales and other operating revenues	$12,252	$9,755
Cost of sales	10,943	9,130
Selling, general and administrative expenses	211	217
Research and development expenses	33	41

Operating income	1,065	367
Interest expense	(163)	(411)
Interest income	8	2
Other expense, net	(43)	(200)
Income from equity investments	58	55
Reorganization items	(2)	207
Provision for income taxes	263	12

Net income	$660	$8

RESULTS OF OPERATIONS
Revenues—Revenues increased by $2,497 million in the first quarter 2011 compared to the first quarter 2011 primarily due to higher average product sales prices across most products. Higher sales volumes in several products in the first quarter 2011 also contributed to the increase in revenues.
Cost of Sales—The $1,813 million increase in first quarter 2011 cost of sales was primarily due to higher raw material costs, which reflect the effects of higher prices for crude oil and other hydrocarbons compared to the first quarter 2010. Depreciation and amortization expense was $209 million lower in the first quarter 2011 compared to the 2010 period, primarily due to the $7,474 million write-down of Property, plant and equipment associated with the April 2010 revaluation of our assets in fresh-start accounting.
Operating Income—The increase in operating income in the first quarter 2011, compared to the first quarter 2010, is primarily due to higher product margins across the majority of our products and the effect of higher sales volumes as demand increased due to improved global market conditions. Operating results in the first quarter 2011 benefited from lower depreciation and amortization expense of $209 million primarily due to the $7,474 million write-down of Property, plant, and equipment associated with the revaluation of our assets in fresh-start accounting in April 2010. Operating results for each of our business segments are reviewed further in the “Segment Analysis” section below.
Interest Expense—Interest expense was $248 million lower in the first quarter 2011 compared to the same period in 2010, primarily due to the repayment or discharge of higher cost debt on the Emergence Date in accordance with the Plan of Reorganization, upon which interest had been accruing during the bankruptcy, and the repayment of $1,233 million of debt in the fourth quarter 2010. This decrease in interest expense was partially offset by interest expense on the lower cost debt incurred as part of the emergence financing.

Other Expense, net—Other expense, net, in the first quarter 2011 included the negative effect of $59 million for the fair value adjustment of the warrants to purchase our shares, partially offset by $10 million of foreign exchange gains. Other expense, net, in 2010 included $202 million of unrealized foreign exchange losses.
Reorganization Items—The Company had reorganization items expense totaling $2 million in the first quarter 2011 and income from reorganization items of $207 million in the first quarter 2010. Reorganization items in the 2010 period included a $185 million adjustment primarily related to rejected contracts, a $136 million reduction of environmental remediation liabilities and a net $1 million contract settlement, partially offset by $81 million in professional fees, damages related to the rejection of executory contracts of $25 million and plant closure costs of $9 million.
Income Tax—Our effective income tax rate for the first quarter 2011 was 28.5% resulting in tax expense of $263 million on pretax income of $923 million. The 2011 effective income tax rate was lower than the statutory 35% rate primarily due to the effect of pretax income in countries with lower statutory tax rates and tax deductible foreign currency losses which were partially offset by the non-deductible accrual of expense related to stock warrants. LyondellBasell AF’s effective income tax rate for the first quarter 2010 was 60% resulting in tax expense of $12 million on pretax income of $20 million. The 2010 effective income tax rate was higher than the statutory 35% rate primarily due to the effects of non-deductible costs relating to the voluntary filings of petitions for relief under chapter 11 of the U.S. Bankruptcy Code, and to the recognition of valuation allowances established to reduce deferred tax assets not expected to be realized. The higher effective tax rate over statutory rate was partially offset by tax exempt income in jurisdictions other than the U.S.
Net Income—The following table summarizes the major components contributing to net income:

	Successor	Predecessor
	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
Millions of dollars	2011	2010
Operating income	$1,065	$367
Interest expense, net	(155)	(409)
Other expense, net	(43)	(200)
Income from equity investments	58	55
Reorganization items	(2)	207
Provision for income taxes	263	12

Net income	$660	$8

First Quarter 2011 versus Fourth Quarter 2010—Net income was $660 million in the first quarter 2011 compared to $766 million in the fourth quarter 2010. Net income in the fourth quarter 2010 included a benefit from the release of non-U.S. valuation allowances against net deferred tax assets and a $323 million non-cash credit before tax, related to the recovery of market price associated with lower of cost or market adjustments to our raw materials inventories recorded earlier in 2010. Apart from these fourth quarter benefits, net income in the first quarter 2011 reflects improvements in operating results for our O&P-EAI, Technology and I&D segments; the operations of our joint venture partners; as well as lower interest expense compared to the fourth quarter 2010.

Segment Analysis
Our operations are primarily in five reportable segments: O&P—Americas; O&P—EAI; I&D; Refining and Oxyfuels; and Technology. These operations comprise substantially the same businesses owned and operated by LyondellBasell AF prior to the Company’s emergence from bankruptcy. However, for accounting purposes, the operations of LyondellBasell AF are deemed to have ceased on April 30, 2010 and LyondellBasell N.V. is deemed to have begun operations on that date. The results of operations for the Successor are not comparable to the Predecessor due to adjustments made under fresh-start accounting as described in “Overview.” The impact of these items is addressed in the discussion of each segment’s results below.
The following tables reflect selected financial information for our reportable segments. Operating income (loss) for segment reporting is on a LIFO basis for the Successor and on a current cost basis for the Predecessor.

	Successor	Predecessor
	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
Millions of dollars	2011	2010
Sales and other operating revenues:
O&P – Americas segment	$3,572	$3,020
O&P – EAI segment	3,944	3,119
I&D segment	1,692	1,316
Refining and Oxyfuels segment	4,720	3,415
Technology segment	139	110
Other, including intersegment eliminations	(1,815)	(1,225)

Total	$12,252	$9,755

Operating income (loss):
O&P – Americas segment	$421	$145
O&P – EAI segment	179	71
I&D segment	234	123
Refining and Oxyfuels segment	164	(128)
Technology segment	66	31
Other, including intersegment eliminations	1	(59)
Current cost adjustment	—	184

Total	$1,065	$367

Income (loss) from equity investments:
O&P – Americas segment	$3	$4
O&P – EAI segment	51	52
I&D segment	4	(1)

Total	$58	$55

Olefins and Polyolefins—Americas Segment
Overview—In the first quarter 2011, the U.S. ethylene industry benefited from processing natural gas liquids, which yielded lower cost ethylene compared to that produced from crude oil-based liquids, which is the predominant feedstock used in the rest of the world. Ethylene margins remained strong in the first quarter 2011 primarily due to continued advantaged ethane prices and a favorable supply/demand balance. The polyethylene market remained strong while increasing prices for propylene pressured the polypropylene market in the first quarter of 2011.

Ethylene Raw Materials—Benchmark crude oil and natural gas prices generally have been indicators of the level and direction of the movement of raw material and energy costs for ethylene and its co-products in the O&P—Americas segment. Ethylene and its co-products are produced from two major raw material groups:
•	crude oil-based liquids (“liquids” or “heavy liquids”), including naphtha, condensates, and gas oils, the prices of which are generally related to crude oil prices; and
•	natural gas liquids (“NGLs, principally ethane and propane, the prices of which are generally affected by natural gas prices.
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
In the first quarter 2011, production economics for the U.S. industry favored NGLs. As a result, we focused on maximizing the use of NGLs at our U.S. plants. A temporary disruption of NGLs supply from one of our suppliers modestly reduced the percent of our ethylene production from NGLs in the first quarter 2011 to approximately 70%, which is comparable to the ethylene production from NGLs in the first quarter 2010. Based on current trends and assuming the price of crude oil remains at a high level, we would expect production economics in the U.S. to continue to favor NGLs.
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

	Average Benchmark Price and Percent
	Change Versus Prior Year Period Average
	For the three months ended
	March 31,
	2011	2010	Change
Crude oil — dollars per barrel	94.60	78.88	20%
Natural gas — dollars per million BTUs	4.19	5.36	(22)%
Weighted average cost of ethylene production - cents per pound	32.6	34.2	(5)%
United States — cents per pound:
Ethylene	49.3	52.3	(6)%
Polyethylene (HD)	87.7	83.3	5%
Propylene — polymer grade	71.7	61.5	17%
Polypropylene	100.8	87.8	15%

The following table sets forth the O&P—Americas segment’s sales and other operating revenues, operating income, income from equity investments and selected product sales volumes.

	Successor	Predecessor
	For the	For the
	Three Months Ended	Three Months Ended
	March 31,	March 31,
Millions of dollars	2011	2010
Sales and other operating revenues	$3,572	$3,020
Operating income	421	145
Income from equity investments	3	4

Production Volumes, in millions of pounds
Ethylene	2,089	2,019
Propylene	769	755
Sales Volumes, in millions of pounds
Polyethylene	1,415	1,330
Polypropylene	593	615
Revenues—O&P—Americas revenues in 2011 increased by $552 million, or 18%, compared to 2010 primarily due to higher average sales prices for polyolefins and ethylene co-products, and higher polyethylene and Catalloy sales volumes. An improved supply/demand balance and higher crude-oil based raw material costs contributed to the higher average sales prices in the first quarter 2011. Lower polypropylene sales volumes were primarily due to weaker demand in North America.
Operating Income—Operating results for the O&P—Americas segment reflected an increase of $276 million in first quarter 2011 compared to first quarter 2010. The increase was partly due to higher product margins, primarily polyethylene. The higher product margins for polyethylene reflect higher average sales prices combined with slightly lower ethylene prices compared to the first quarter 2010. Relatively unchanged product margins for ethylene reflect higher average co-product sales prices and lower natural gas liquids costs that together offset higher crude oil-based raw material costs. Depreciation and amortization expense was $61 million lower in the first quarter 2011 compared to the same period in 2010 primarily a result of the write-down of Property, plant and equipment associated with the revaluation of our assets in fresh-start accounting.
First Quarter 2011 versus Fourth Quarter 2010—The O&P—Americas segment had operating income of $421 million in the first quarter 2011 compared to $446 million in the fourth quarter 2010. Operating results in the fourth quarter 2010 included a non-cash benefit of $163 million related to inventory market price recovery, which partially offset the charges recorded earlier in 2010 to adjust inventory to market value after the Emergence Date. Apart from this benefit, operating results for the O&P-Americas segment increased by $138 million. This increase is primarily attributable to higher product margins, particularly ethylene, lower fixed costs and to a lesser extent, the effect of higher sales volumes. Product margins for ethylene and its co-products reflect higher sales prices which outpaced the increase in raw material prices. Fixed costs were lower in the first quarter 2011, compared to the fourth quarter 2010, which reflected higher maintenance costs related to planned and unplanned outages and employee bonus expense.
Olefins and Polyolefins—Europe, Asia and International Segment
Overview—Ethylene market demand in Europe was generally higher in the first quarter 2011 compared to first quarter 2010. Ethylene industry margins expanded as benchmark average sales prices increased more than the benchmark weighted average cost of ethylene production. Global polyolefin markets also improved in the first quarter of 2011 compared to the same period in 2010.

The O&P—EAI segment operating results for the first quarter of 2011 reflected improved economic conditions and higher product margins, particularly for olefins and polypropylene. Sales volumes across all products reflect higher demand in 2011 compared to the first quarter 2010. Operating results for the Successor period also reflected the impacts of fresh-start accounting, including the benefit of lower depreciation and amortization expense related to the write-down of segment assets (see “Results of Operations-Cost of Sales”).
Ethylene Raw Materials—In Europe, heavy liquids are the primary raw materials for our ethylene production.
The following table shows the average West Europe benchmark prices for Brent crude oil for the applicable periods, as well as benchmark West Europe prices for ethylene and propylene, which we produce and consume internally or purchase from unrelated suppliers, and certain polyethylene and polypropylene products.

	Average Benchmark Price and Percent
	Change Versus Prior Year Period Average
	For the three months ended
	March 31,
	2011	2010	Change
Brent crude oil — dollars per barrel	105.65	77.79	36%
Western Europe — €0.01 per pound
Weighted average cost of ethylene production	34.7	28.7	21%
Ethylene	52.0	41.6	25%
Polyethylene (high density)	62.1	51.4	21%
Propylene	50.8	38.9	30%
Polypropylene (homopolymer)	66.6	51.3	30%

Average Exchange Rate — $US per €	1.3659	1.3849	(1)%
The following table sets forth the O&P—EAI segment’s sales and other operating revenues, operating income, income from equity investments and selected product production and sales volumes.

	Successor	Predecessor
	For the	For the
	Three Months Ended	Three Months Ended
	March 31,	March 31,
Millions of dollars	2011	2010
Sales and other operating revenues	$3,944	$3,119
Operating income	179	71
Income from equity investments	51	52

Production Volumes, in millions of pounds
Ethylene	997	861
Propylene	608	509
Sales Volumes, in millions of pounds
Polyethylene	1,314	1,239
Polypropylene	1,704	1,538
Revenues—Revenues increased by $825 in the first quarter 2011 compared to revenues in the first quarter 2010 primarily due to higher average product sales prices. These sales prices reflect the effects of higher raw material costs and demand, which was particularly weak in the first quarter 2010.

Operating Income—The O&P—EAI segment had operating income of $179 million during the first quarter 2011 compared to $71 million in first quarter 2010. The underlying operating results of our O&P—EAI business segment were higher in the first quarter 2011 compared to the same period in 2010, primarily as a result of higher product margins for ethylene, butadiene and polypropylene and the effect of higher sales volumes, partially offset by higher fixed costs. The strength in butadiene margins reflects strong global demand coupled with constrained supply as a result of a global preference for NGL processing. Depreciation and amortization expense was $24 million lower in the first quarter 2011 compared to the same 2010 period primarily due to the write-down of Property, plant and equipment associated with the revaluation of our assets in fresh-start accounting. Operating results in the first quarter 2010 included a $23 million charge for plant closure and other costs related to a polypropylene plant in Terni, Italy.
First Quarter 2011 versus Fourth Quarter 2010—The O&P—EAI segment had operating income of $179 million in the first quarter 2011 compared to $66 million in the fourth quarter 2010. The increase in operating results in the first quarter 2011, compared to the fourth quarter 2010, is primarily attributable to higher olefins margins and fixed costs that were lower than the high spending level related to our maintenance program in the fourth quarter 2010. The higher product margins for olefins reflected a recovery from the lower margins experienced in the fourth quarter 2010, when price increases were outpaced by the increase in raw material costs. Operating results in the fourth quarter 2010 included a $10 million non-cash credit related to inventory market price recovery, which offsets the charges recorded earlier in 2010 to adjust inventory to market value after the Emergence Date.
Intermediates and Derivatives Segment
Overview—Market demand for PO and PO derivatives remained strong in the first quarter 2011.
The I&D segment continued to experience favorable business conditions in the first quarter 2011 as reflected by higher margins for most products. PO and its derivatives sales volumes remained relatively unchanged compared to the first quarter 2010, while margins for certain PO derivatives increased. Operating results reflect higher sales volumes for virtually all intermediate products in the first quarter 2011, and higher margins for EO and derivatives, acetyls and TBA intermediates. Operating results for the first quarter 2011 reflected the impacts of fresh-start accounting, including the benefit of lower depreciation and amortization expense related to the write-down of segment assets. See “Results of Operations—Cost of Sales.”
The following table sets forth the Intermediates & Derivatives segment’s sales and other operating revenues, operating income, income from equity investments and selected product sales volumes.

	Successor	Predecessor
	For the	For the
	Three Months Ended	Three Months Ended
	March 31,	March 31,
Millions of dollars	2011	2010
Sales and other operating revenues	$1,692	$1,316
Operating income	234	123
Income (loss) from equity investments	4	(1)

Sales Volumes, in millions of pounds
PO and derivatives	838	869
EO and derivatives	288	265
Styrene	852	589
Acetyls	439	379
TBA intermediates	485	472

Revenues—Revenues for the first quarter 2011 increased $376 million, or 29%, compared to the first quarter 2010. The increase in revenue reflects higher average sales prices across all products and higher intermediate and derivative sales volumes, particularly styrene, and EO and derivatives. Higher styrene sales volumes were attributable to higher production rates while strong demand contributed to the higher sales volumes for EO and derivatives. Sales volumes for PO and its derivatives declined slightly.
Operating Income—Operating results for the I&D segment in the first quarter 2011 increased $111 million compared to the first quarter 2010. The increase in operating results reflect the effect of higher sales volumes for most products and higher margins for acetyls and EO and derivatives. The lower costs of ethylene and natural gas as well as improved industry conditions contributed to the higher acetyls and EO and derivative margins, while margins for TBA intermediates benefited by the rising price of gasoline relative to the cost of natural gas-based raw materials. Operating results in the first quarter 2011 also reflect lower depreciation and amortization expense of $35 million compared to the same period in 2010 primarily due to the write-down of Property, plant and equipment associated with the revaluation of our assets in fresh-start accounting.
First Quarter 2011 versus Fourth Quarter 2010—The I&D segment had operating income of $234 million in the first quarter 2011 compared to $196 million in the fourth quarter 2010. Operating results in the first quarter 2011 reflect the effect of higher sales volumes for most products and higher margins for TBA intermediates and EO and derivatives, which were partially offset by lower product margins for PO and derivatives. Margins for EO and derivatives were higher as strong demand supported the pass through of price increases, while margins for TBA intermediates reflect the beneficial effect of the rising price of gasoline relative to the cost of natural-gas based raw materials. Margins for PO and PO derivatives decreased primarily as a result of rising propylene prices and the timing of price increases. Operating results for EO and derivatives were negatively impacted in the fourth quarter 2010 by planned and unplanned maintenance activities. Operating results in the fourth quarter 2010 also included a non-cash benefit of $17 million related to the partial recovery of inventory market price in the fourth quarter 2010 of a charge recorded earlier in 2010 to adjust inventory to market value after the Emergence Date.
Refining and Oxyfuels Segment
Overview—In the first quarter 2011 compared to the first quarter 2010, benchmark heavy crude refining margins were higher as a result of strong product spreads to WTI crude oil. The Maya 211 (heavy to light) crude oil differential, which declined in the first quarter 2011, reflected depressed prices for WTI crude oil relative to other light crude oils, such as Brent and Light Louisiana Sweet crudes. The differential between Maya crude oil and these light crude oils expanded and overall, the Maya 211 benchmark spread increased relative to the first quarter 2010 benchmark spread.
The U.S. refining industry benefited from higher refining margins in the first quarter 2011, while the refining industry in Europe continued to be challenged by overcapacity. Seasonally higher margins for oxyfuels benefited from higher gasoline prices relative to the cost of natural gas liquids-based raw material costs.
Segment operating results in the first quarter 2011, compared to the first quarter 2010, primarily reflected higher benchmark refining margins. Crude processing rates were relatively unchanged at the Houston refinery and higher at the Berre refinery. Oxyfuels results were higher in the first quarter 2011 compared to first quarter 2010. Operating results for the first quarter 2011 reflect the impacts of fresh-start accounting, including the benefit of lower depreciation and amortization expense related to the write-down of segment assets. See “Results of Operations—Cost of Sales.”

The following table sets forth the Refining and Oxyfuels segment’s sales and other operating revenues, operating income and sales volumes for certain gasoline blending components for the applicable periods. In addition, the table shows market refining margins for the U.S. and Europe and MTBE margins in Northwest Europe (“NWE”). In the U.S., “WTI,” or West Texas Intermediate, is a light crude oil, while “Maya” is a heavy crude oil. In Europe, “Urals – 4-1-2-1” is a measure of West European refining margins.

	Successor	Predecessor
	For the	For the
	Three Months Ended	Three Months Ended
	March 31,	March 31,
Millions of dollars	2011	2010
Sales and other operating revenues	$4,720	$3,415
Operating income (loss)	164	(128)
Sales Volumes, in millions
Gasoline blending components — MTBE/ETBE (gallons)	196	189

Crude processing rates (thousands of barrels per day)
Houston Refining	258	263

Berre Refinery	101	73

Market margins — $ per barrel
WTI – 2-1-1	19.06	6.85
WTI Maya	4.63	8.94

Total	23.69	15.79

Urals – 4-1-2-1	7.81	5.91

Market margins — cents per gallon
MTBE – NWE	58.0	48.2

Revenues—Revenues for the Refining and Oxyfuels segment increased $1,305 million, or 38%, in the first quarter 2011 compared to first quarter 2010. The increase in revenues is primarily due to higher average sales prices and the effect of higher refining sales volumes, partially offset by lower sales volumes of oxyfuels products. Crude processing rates for the Berre refinery were 38% higher in the first quarter 2011, compared to first quarter 2010, while crude processing rates at the Houston refinery were relatively unchanged. Sale volumes for oxyfuels products were negatively impacted in the first quarter of 2011 due to labor issues at a French manufacturing site.
Operating Income (Loss)—Operating results for the first quarter 2011 improved by $292 million compared to the first quarter 2010. The $292 million improvement primarily reflects higher refining margins at the Houston refinery as reflected by the increase in Maya 2-1-1 benchmark margin, and higher oxyfuels margins. Product margins for oxyfuels products reflect the effect of higher gasoline prices. Depreciation and amortization expense in the first quarter 2011 was $93 million lower than in the first quarter 2011 primarily as a result of the write-down of Property, plant and equipment associated with the revaluation of our assets in fresh-start accounting. Operating results in the first quarter 2011 also include a $34 million insurance recovery associated with the conduct of a former employee who pled guilty, to among other things, conspiracy to commit fraud.
First Quarter 2011 versus Fourth Quarter 2010—The Refining and Oxyfuels segment had operating income of $164 million in the first quarter 2011 compared to $144 million in the fourth quarter 2010. The results of underlying operations of the Refining and Oxyfuels segment in the first quarter 2011 primarily reflect higher refining margins at the Houston refinery and higher oxyfuels product margins. Higher margins at the Houston refinery are due to stronger product spreads, partially offset by the effect of the first quarter 2011 turnaround of the fluid catalytic cracking unit. Crude processing rates at the Houston refinery were 10% higher in the first quarter 2011 compared to the fourth quarter 2010 which was negatively impacted by several unplanned outages. Crude processing rates at the Berre refinery, which were negatively impacted in the fourth quarter 2010 by national labor actions, were 26% higher in the first quarter 2011. Refining margins at the Berre refinery were lower in the first quarter 2011 as naphtha product prices did not keep pace with the increases in crude oil costs. Oxyfuels product margins, which improved in the first quarter 2011 compared to the fourth quarter 2010, reflect the benefit of a higher spread between butane and gasoline. The first quarter 2011 included the $34 million insurance recovery described above. Operating results in the fourth quarter 2010 reflect the non-cash benefit of $132 million related to inventory market price recovery, which offset the lower of cost or market charges recorded earlier in 2010.
Technology Segment
Overview—The Technology segment first quarter 2011 results improved primarily as a result of higher licensing revenue compared to the first quarter of 2010. The following table sets forth the Technology segment’s sales and other operating revenues and operating income.

	Successor	Predecessor
	For the	For the
	Three Months Ended	Three Months Ended
	March 31,	March 31,
Millions of dollars	2011	2010
Sales and other operating revenues	$139	$110
Operating income	66	31
Revenues—Revenues for the first quarter 2011 increased by $29 million, or 26% compared to first quarter 2010. The increase was primarily due to higher process license revenue and slightly higher catalyst sales volumes.
Operating Income—Operating income in the first quarter 2011 increased $35 million compared to first quarter 2010 reflecting the effects of higher process license revenue in the first quarter 2011 and to a lesser extent, the effect of slightly higher catalyst sales volumes. Operating income in the first quarter 2010 reflected the impact of a slowdown in polyolefin projects that stemmed from the economic crisis in late 2008.
First Quarter 2011 versus Fourth Quarter 2010—The Technology segment had operating income of $66 million in the first quarter 2011 compared to $8 million in the fourth quarter 2010, which included charges of $17 million and $8 million related to the sale of higher cost inventory during 2010 and a dispute over an environmental liability, respectively. Excluding the impact of these fourth quarter charges, operating results in the first quarter improved $33 million primarily due to the effects of higher catalyst sales volumes and higher process license revenue, as well as lower R&D costs.

FINANCIAL CONDITION
Operating, investing and financing activities of continuing operations, which are discussed below, are presented in the following table:

	Successor	Predecessor
	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
Millions of dollars	2011	2010
Source (use) of cash:
Operating activities	$221	$(373)
Investing activities	(216)	(127)
Financing activities	28	490
Operating Activities—Cash of $221 million provided in the first quarter of 2011 primarily reflected an increase in earnings and higher distributions from our joint ventures, partially offset by an increase in cash used by the main components of working capital and company contributions to our pension plans. The $373 million of cash used in the first quarter of 2010 primarily reflected an increase in the main components of working capital, payments of reorganization items and certain annual payments related to sales rebates, employee bonuses and property taxes, partially offset by higher earnings and lower vendor prepayments in the first quarter 2010.
The main components of working capital used cash of $432 million in the first quarter of 2011 compared to $742 million in the first quarter of 2010. The increase in these working capital components during the first quarter 2011 is primarily attributable to a $799 million increase in inventory. This increase in inventory reflects the effects of higher average prices of crude oil in the first quarter 2011, compared to the fourth quarter 2010, a build in inventory as the Company prepared for maintenance activities and opportunistic purchases of discounted crude oil. A $1,264 million increase in accounts payable due to higher feedstock volumes and costs and the timing of payments more than offset a $897 million increase in accounts receivable that reflects the effect of higher average sales prices.
In the first quarter of 2010, changes in the main components of working capital used cash of $742 million. These changes reflected the effects of higher sales volumes and increases in inventory due to the timing and receipts of crude oil shipments and additions to inventory in preparation for maintenance at a U.S. olefins plant, partially offset by increases in accounts payable due to the higher costs of feedstocks.
Investing Activities—Cash of $216 million used in investing activities in the first quarter of 2011 primarily reflects capital expenditures for the period. Investing activities of $127 million in the first quarter of 2010 reflect capital expenditures that were partially offset by proceeds of $12 million from a money market fund that had suspended rights to redemption in 2008.

The following table summarizes capital expenditures for the periods presented:

	Successor	Predecessor
	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
Millions of dollars	2011	2010
Capital expenditures by segment:
O&P–Americas	$66	$30
O&P–EAI	42	59
I&D	5	4
Refining and Oxyfuels	101	35
Technology	7	10
Other	1	1

Total capital expenditures by segment	222	139
Less:
Contributions to PO Joint Ventures	(1)	—

Consolidated capital expenditures of continuing operations	$221	$139

The capital expenditures in the first quarter 2010 presented in the table above exclude costs of major periodic maintenance and repair activities, including turnarounds and catalyst recharges of $74 million.
Financing Activities—Financing activities provided cash of $28 million and $490 million in the first quarter of 2011 and 2010, respectively. Proceeds of $37 million received upon the conversion of warrants to common stock in the first quarter 2011 were partially offset by $9 million related to bank overdraft activity.
In the first quarter of 2010, the Predecessor borrowed $525 million under its DIP revolving credit facility and made payments of $13 million related to the extension of the DIP financing facilities. In addition, the Predecessor made a $12 million mandatory quarterly amortization payment of its Dutch Tranche A Dollar Term Loan, $3 million of which was related to the DIP Roll-Up Loans, and also made payments on the European Securitization Facility and the French Factoring Facility of $1 million and $2 million, respectively.
Liquidity and Capital Resources—As of March 31, 2011, we had cash on hand of $4,383 million. In addition, we had total unused availability under our credit facilities of $1,944 million at March 31, 2011, which included the following:
• $1,388 million under our $1,750 million U.S. ABL facility, which is subject to a borrowing base, net of outstanding borrowings and outstanding letters of credit provided under the facility. At March 31, 2011, we had $362 million of outstanding letters of credit and no outstanding borrowings under the facility.
• €387 million and $16 million (totaling approximately $556 million) under our €450 million European receivables securitization facility. Availability under the European receivables securitization facility is subject to a borrowing base comprising €387 million and $16 million in effect as of March 31, 2011. There were no outstanding borrowings under this facility at March 31, 2011.
We may use cash on hand, cash from operating activities and proceeds from asset divestitures to repay debt, which may include additional purchases of our outstanding bonds in the open market or otherwise. We also plan to finance our ongoing working capital, capital expenditures, debt service and other funding requirements through our future financial and operating performance, which could be affected by general economic, financial, competitive, legislative, regulatory, business and other factors, many of which are beyond our control. We believe that our cash, cash from operating activities and proceeds from our credit facilities provide us with sufficient financial resources to meet our anticipated capital requirements and obligations as they come due.

In May 2011, we repaid $203 million of our 8% senior secured dollar notes and €34 million ($48 million) of our 8% senior secured Euro notes due 2017 at a redemption price of 103% of par. These redemptions comprise 10% of the outstanding notes at March 31, 2011.
At March 31, 2011, we had total debt, including current maturities, of $6,109 million. The $253 million of current maturities of long-term debt at March 31, 2011 includes the 8% notes that were repaid in May 2011.
In March 2011, we amended and restated our Senior Secured Term Loan Agreement to, among other things, modify the term of the agreement and certain restrictive covenants. This amended and restated agreement matures in April 2014.
We are party to certain registration rights agreements relating to our 8% senior secured notes and our 11% senior secured notes, which obligate us to conduct an exchange offer for the 8% notes and register the resale of the 11% notes with the SEC. The registration rights agreements require the registration statements for the exchange or resale, as applicable, to be effective with the SEC by May 3, 2011, which has not occurred. As a result, beginning May 4, 2011, we are subject to penalties in the form of increased interest rates. The interest penalties are 0.25% per annum for each series of notes for the first 90 days that the registration statements are not effective, increasing by an additional 0.25% per annum for each additional 90 days, up to a maximum of 1.00% per annum. We currently cannot estimate the amount of penalties we will ultimately pay, as we cannot currently estimate when the registration statements will become effective.
On May 5, 2011, our shareholders approved a dividend payment of $0.10 per share to shareholders of record on May 5, 2011. Management intends to declare additional interim dividends to the extent the Company’s cash flows and results of operations support such dividend payments in the future.
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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market and regulatory risks is described in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2010. Our exposure to such risks has not changed materially in the three months ended March 31, 2010.
Item 4. CONTROLS AND PROCEDURES
As of March 31, 2011, with the participation of our management, our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) carried out an evaluation, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the Act), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in reports we file with the SEC is processed, summarized and reported accurately as of March 31, 2011. This ineffectiveness was caused by the material weakness previously disclosed in Item 9A of our Form 10-K for the year ended December 31, 2010.
Nevertheless, based on a number of factors, including the performance of additional procedures by management designed to ensure the correctness of our tax provision and reliability of our financial reporting, we believe that the consolidated financial statements in this quarterly report fairly present, in all material respects, our financial position, results of operations, and cash flows as of the dates, and for the periods, presented, in conformity with U.S. GAAP.
In the first quarter of 2011, the Company implemented measures to improve its internal controls in order to remediate the material weakness as disclosed in Item 9A. of its Form 10-K for the year ended December 31, 2010. Specifically, the Company implemented improved reporting processes designed to provide clarity of presentation and supporting documentation of its tax provision. The Company believes these changes have materially affected its internal control over financial reporting by enhancing controls related to the material weakness previously identified. However, the material weakness cannot be remediated until the enhanced procedures have been operating for a reasonable period of time.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
On January 6, 2009, certain of LyondellBasell AF S.C.A.’s indirect U.S. subsidiaries, including Lyondell Chemical, and its German indirect subsidiary, Basell Germany Holdings GmbH, voluntarily filed for protection under Chapter 11 in the Bankruptcy Court. In April and May of 2009, LyondellBasell AF and certain other subsidiaries filed voluntary petitions for relief under Chapter 11 in the Bankruptcy Court. The Bankruptcy Cases were filed in response to a sudden loss of liquidity in the last quarter of 2008. The debtors operated their businesses and managed their properties as debtors in possession during the Bankruptcy Cases. In general, this means that the Debtors operated in the ordinary course without Bankruptcy Court intervention. Bankruptcy Court approval was required, however, where the debtors sought authorization to engage in certain transactions not in the ordinary course of business.
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
BASF Lawsuit
On April 12, 2005, BASF filed a lawsuit against Lyondell Chemical in the Superior Court of New Jersey, Morris County, asserting various claims relating to alleged breaches of a propylene oxide toll manufacturing contract and seeking damages in excess of $100 million. Lyondell Chemical denied breaching the contract and argued that at most it owed BASF $22.5 million, which it has paid. On August 13, 2007, a jury returned a verdict in favor of BASF in the amount of approximately $170 million (inclusive of the $22.5 million refund). On October 3, 2007, the judge in the state court case determined that prejudgment interest on the verdict amounted to $36 million and issued a final judgment. Lyondell Chemical appealed the judgment and has posted an appeal bond, which is collateralized by a $200 million letter of credit.
On April 21, 2010, oral arguments in the appeal were held before the Appellate Division and, on December 28, 2010, the judgment was reversed and the case remanded. The parties have filed motions with the Bankruptcy Court for a determination as to whether the case will proceed in the Bankruptcy Court or New Jersey state court. We do not expect the ultimate resolution of this matter to have a material adverse effect on our consolidated financial position, or liquidity, although any such resolution may have a material adverse effect on our results of operation for any period in which a resolution occurs.
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

In the Weisfelner lawsuit, the plaintiffs seek to recover damages from numerous parties, including Nell, Access and its affiliates. The damages sought from Nell, Access and its affiliates include, among other things, the return of all amounts earned by them related to their acquisition of shares of Lyondell Chemical prior to its acquisition by Basell AF S.C.A. in December 2007, distributions by Basell AF S.C.A. to its shareholders before it acquired Lyondell Chemical, and management and transaction fees and expenses. We cannot at this time determine the amount of liability, if any, that may be sought from LBIH by way of indemnity if a judgment is rendered or a settlement is paid in the Weisfelner lawsuit or other related litigation.
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
On June 26, 2009, Nell filed a proof of claim in Bankruptcy Court against LyondellBasell AF (successor to Basell AF S.C.A.) seeking “no less than” $723 thousand for amounts allegedly owed under the 2007 management agreement. On April 27, 2011, Lyondell Chemical filed an objection to Nell’s claim and, together with LyondellBasell N.V. (successor to LyondellBasell AF) and LBIH, brought a declaratory judgment action in the Bankruptcy Court for a determination that Nell and BI’s demands are not valid.
We do not believe that the management agreement is in effect or that the Company, LBIH, or any other Company-affiliated entity owes any obligations under the management agreement. We intend to defend vigorously any proceedings, claims or demands that may be asserted.
Environmental Matters
From time to time we and our joint ventures receive notices or inquiries from federal, state or local governmental entities regarding alleged violations of environmental laws and regulations pertaining to, among other things, the disposal, emission and storage of chemical and petroleum substances, including hazardous wastes. Item 103 of the SEC’s Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and the proceedings involve potential monetary sanctions that we reasonably believe could exceed $100,000. The following matters pending as of March 31, 2011 are disclosed in accordance with that requirement:
As part of the government settlement in the chapter 11 proceedings, the U.S., on behalf of EPA, was allowed a general unsecured claim of $499,000 against Millennium Specialty Chemicals Inc. and $480,000 against Houston Refining LP. These allowed claims settled the penalty amounts for alleged noncompliance based upon pre-petition activities. In the case of the Houston refinery, the allegations arise from a 2007 EPA Clean Air Act inspection. In the case of Millennium Specialty Chemicals Inc., EPA conducted an inspection in 2008 at the Colonels Island, Georgia facility and questions were raised concerning handling of contaminated wastewater. Final resolution regarding these issues and any post-petition penalties is still subject to further negotiations with the government.

Item 1A. RISK FACTORS
There have been no material changes from the risk factors disclosed in Item 1A of our Form 10-K filed with the Securities and Exchange Commission on March 18, 2011.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On April 30, 2010, the date of the emergence from bankruptcy proceedings, we:
•	issued 300,000,000 shares to eligible holders of certain claims against LyondellBasell AF and its subsidiaries;

•	issued 263,901,979 shares in connection with a rights offering that gave certain claim holders the right to subscribe for shares at a price of $10.61 per share; and

•	issued warrants to purchase 11,508,204 shares with an exercise price of $15.90 per share.
On April 23, 2010, the Bankruptcy Court entered a final order that the offering, issuance, and distribution of any securities contemplated by the Plan of Reorganization, including the issuances described above and the issuance of shares upon exercise of the warrants, shall be exempt from the registration requirements of Section 5 of the Securities Act and any other applicable law requiring registration or qualification prior to the offering, issuance, distribution, or sale of securities. An aggregate of 2,348,618 shares have been issued upon exercise of warrants.
Additionally, up to 22,000,000 shares are authorized for issuance to employees and directors of LyondellBasell Industries N.V. and its subsidiaries pursuant to our incentive plan. Pursuant to LyondellBasell Industries N.V.’s 2010 Long-Term Incentive Plan, and effective as of April 30, 2010, we issued Mr. Gallogly 1,771,794 shares of restricted stock. The restricted shares vest on the fifth anniversary of the date of Mr. Gallogly’s employment agreement of May 14, 2009. We have issued an additional 2,038,110 restricted stock units to certain senior level employees and members of the Supervisory Board. The employee restricted stock units vest, subject to earlier forfeiture, on the fifth anniversary of the date of grant. Each of the directors’ restricted stock unit awards vest on June 30 in the year of the expiration of his term as a director, which is 2011, 2012 or 2013. All of these issuances were compensatory in nature and made without cost to the employees or directors.
Effective April 30, 2010, we issued Mr. Gallogly options to purchase 5,639,020 shares at an exercise price of $17.61 per share. The options vest in equal increments over the five year period beginning May 14, 2009. We have issued additional options to purchase up to 3,090,939 shares to certain senior level employees at exercise prices ranging from $16.45 to $42.49 per share. These stock options vest in three equal annual increments, beginning on the second anniversary of the date of grant. The grants of the stock options were compensatory in nature and made without cost to the employees.
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

LYONDELLBASELL INDUSTRIES N.V.
Date: May 5, 2011	/s/ Wendy M. Johnson
Wendy M. Johnson
Chief Accounting Officer and Controller (Chief Accounting and Duly Authorized Officer)