Form 10-Q
period 2011-06-30
LyondellBasell Industries N.V.
filed 2011-08-15
CIK 1489393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
The registrant had 571,581,047 ordinary shares, €0.04 par value, outstanding at August 10, 2011.

LYONDELLBASELL INDUSTRIES N.V.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF INCOME

	Successor			Predecessor
	Three
	months	Six Months	May 1	April 1	January 1
	ended	Ended	through	through	through
	June 30,	June 30,	June 30,	April 30,	April 30,
Millions of dollars, except earnings per share	2011	2011	2010	2010	2010
Sales and other operating revenues:
Trade	$13,733	$25,693	$6,655	$3,654	$13,260
Related parties	309	601	117	58	207

	14,042	26,294	6,772	3,712	13,467
Operating costs and expenses:
Cost of sales	12,474	23,417	6,198	3,284	12,414
Selling, general and administrative expenses	247	458	129	91	308
Research and development expenses	56	89	23	14	55

	12,777	23,964	6,350	3,389	12,777

Operating income	1,265	2,330	422	323	690
Interest expense	(177)	(340)	(132)	(302)	(713)
Interest income	13	21	12	3	5
Other income (expense), net	45	2	54	(65)	(265)

Income (loss) before equity investments, reorganization items and income taxes	1,146	2,013	356	(41)	(283)

Income from equity investments	73	131	27	29	84
Reorganization items	(28)	(30)	(8)	7,181	7,388

Income before income taxes	1,191	2,114	375	7,169	7,189
Provision for (benefit from) income taxes	388	651	28	(1,327)	(1,315)

Net income	803	1,463	347	8,496	8,504
Net (income) loss attributable to non-controlling interests	1	4	(5)	58	60

Net income attributable to the Company	$804	$1,467	$342	$8,554	$8,564

Earnings per share:
Net income:
Basic	$1.41	$2.58	$0.60

Diluted	$1.38	$2.56	$0.60

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
Millions, except shares and par value data	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$4,687	$4,222
Restricted cash	250	11
Accounts receivable:
Trade, net	4,605	3,482
Related parties	296	265
Inventories	5,577	4,824
Prepaid expenses and other current assets	1,098	975

Total current assets	16,513	13,779
Property, plant and equipment, net	7,569	7,190
Investments and long-term receivables:
Investment in PO joint ventures	436	437
Equity investments	1,654	1,587
Related party receivables	19	14
Other investments and long-term receivables	63	67
Goodwill	621	595
Intangible assets, net	1,310	1,360
Other assets	290	273

Total assets	$28,475	$25,302

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
Millions, except shares and par value data	2011	2010
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$2	$4
Short-term debt	50	42
Accounts payable:
Trade	2,988	1,968
Related parties	1,011	793
Accrued liabilities	1,613	1,705
Deferred income taxes	315	319

Total current liabilities	5,979	4,831
Long-term debt	5,813	6,036
Other liabilities	2,110	2,183
Deferred income taxes	947	656
Commitments and contingencies
Stockholders’ equity:
Ordinary shares, €0.04 par value, 1,275 million shares authorized, 568,814,697 and 565,676,222 shares issued, respectively	30	30
Additional paid-in capital	9,982	9,837
Retained earnings	2,997	1,587
Accumulated other comprehensive income	586	81
Treasury stock, at cost, 1,323,677 and 1,122,651 ordinary shares, respectively	(16)	—

Total Company share of stockholders’ equity	13,579	11,535
Non-controlling interests	47	61

Total equity	13,626	11,596

Total liabilities and equity	$28,475	$25,302

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor		Predecessor
	Six Months	May 1	January 1
	Ended	through	through
	June 30,	June 30,	April 30,
Millions of dollars	2011	2010	2010
Cash flows from operating activities:
Net income	$1,463	$347	$8,504
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	439	129	565
Asset impairments	18	—	9
Amortization of debt-related costs	20	5	307
Inventory valuation adjustment	—	333	—
Equity investments -
Equity income	(131)	(27)	(84)
Distribution of earnings	107	28	18
Deferred income taxes	316	(3)	(1,321)
Reorganization items and fresh start accounting adjustments, net	30	8	(7,388)
Reorganization-related payments, net	(10)	(275)	(407)
(Gain) loss on sale of assets	(48)	—	4
Unrealized foreign currency exchange loss (gain)	(1)	14	264
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(1,002)	139	(650)
Inventories	(619)	56	(368)
Accounts payable	1,140	226	249
Prepaid expenses and other current assets	(96)	(7)	58
Other, net	(379)	132	(685)

Net cash provided by (used in) operating activities	1,247	1,105	(925)

Cash flows from investing activities:
Expenditures for property, plant and equipment	(482)	(113)	(226)
Proceeds from disposal of assets	70	4	1
Short-term investments	—	—	12
Restricted cash	(239)	(1)	(11)

Net cash used in investing activities	(651)	(110)	(224)

Cash flows from financing activities:
Issuance of Class B common stock	—	—	2,800
Shares issued upon exercise of warrants	37	—	—
Dividends paid	(57)	—	—
Repayments of debtor-in-possession term loan facility	—	—	(2,170)
Net repayments under debtor-in-possession revolving credit facility	—	—	(325)
Net borrowings on revolving credit facilities	—	130	38
Proceeds from short-term debt	—	—	8
Repayments of short-term debt	—	—	(14)
Issuance of long-term debt	—	—	3,242
Repayments of long-term debt	(260)	—	(9)
Payments of debt issuance costs	(15)	(2)	(253)
Other, net	(4)	5	(2)

Net cash provided by (used in) financing activities	(299)	133	3,315

Effect of exchange rate changes on cash	168	(86)	(13)

Increase in cash and cash equivalents	465	1,042	2,153
Cash and cash equivalents at beginning of period	4,222	2,711	558

Cash and cash equivalents at end of period	$4,687	$3,753	$2,711

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

					Accumulated	Total
	Ordinary Shares		Additional	Retained	Other	Stockholders’	Non-
			Paid-in	Earnings	Comprehensive	Equity	Controlling	Comprehensive
Millions of dollars	Issued	Treasury	Capital	(Deficit)	Income (Loss)	(Deficit)	Interests	Income
Balance, January 1, 2011	$30	$—	$9,837	$1,587	$81	$11,535	$61
Warrants exercised	—	—	125	—	—	125	—
Shares purchased	—	(16)	—	—	—	(16)	—
Share-based compensation	—	—	20	—	—	20	—
Net income (loss)	—	—	—	1,467	—	1,467	(4)	$1,463
Cash dividends ($0.10 per share)	—	—	—	(57)	—	(57)	—	—
Distributions to non- controlling interests	—	—	—	—	—	—	(21)	—
Contributions from non- controlling interests	—	—	—	—	—	—	11	—
Unrealized gain on held-for-sale securities held by equity investees	—	—	—	—	2	2	—	2
Changes in unrecognized employee benefits gains and losses, net of tax of less than $1	—	—	—	—	3	3	—	3
Foreign currency translations, net of tax of less than $1	—	—	—	—	500	500	—	500

Comprehensive income								$1,968

Balance, June 30, 2011	$30	$(16)	$9,982	$2,997	$586	$13,579	$47

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
Effective May 1, 2010, we adopted fresh-start accounting pursuant to Accounting Standards Codification (“ASC”) 852, Reorganizations. Accordingly, the basis of the assets and liabilities in LyondellBasell AF’s financial statements for periods prior to May 1, 2010 will not be comparable to the basis of the assets and liabilities in the financial statements prepared for LyondellBasell N.V. after emergence from bankruptcy.
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
The accompanying consolidated financial statements are unaudited and have been prepared from the books and records of LyondellBasell N.V. after April 30, 2010 and LyondellBasell AF for periods up to and including that date in accordance with the instructions to Form 10-Q and Rule 10-1 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In our opinion, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results for the entire year. These consolidated financial statements should be read in conjunction with the LyondellBasell N.V. consolidated financial statements and notes thereto included in the LyondellBasell Industries N.V. Current Report on Form 8-K/A filed with the SEC on August 12, 2011.
2. Accounting and Reporting Changes
Comprehensive Income—In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) related to ASC 220, Comprehensive Income: Presentation of Comprehensive Income. This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Under the ASC 220, an entity can elect to present either 1) one continuous statement of comprehensive income or 2) in two separate but consecutive statements. Under the two-statement approach, the first statement would include components of net income, which is consistent with the income statement format used today, and the second statement would include components of other comprehensive income (OCI). The ASU does

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
not change the items that must be reported in OCI. The statement(s) would need to be presented with equal prominence as the other primary financial statements. The ASU is effective for interim and annual periods beginning on or after December 15, 2011. Early adoption is permitted but full retrospective application is required. The adoption of this amendment will have an affect on the presentation of our Consolidated Financial Statements by inclusion of either Consolidated Statements of Other Comprehensive Income or a Consolidated Statements of Comprehensive Income.
Fair Value Measurement — In May, 2011 the FASB issued new guidance related to ASC 820, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS and changes some fair value measurement principles and disclosure requirements. This guidance aligns the fair value measurement of instruments classified within an entity’s shareholders’ equity with the guidance for liabilities and as a result, requires an entity to measure the fair value of its own equity instruments from the perspective of a market participant that holds the equity instruments as assets. This guidance also enhances disclosure requirements for recurring Level 3 fair value measurements to include quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements. New disclosures on the use of a nonfinancial asset measured or disclosed at fair value are required if its use differs from its highest and best use. In addition, entities must report the level in the fair value hierarchy of assets and liabilities not recorded at fair value but where fair value is disclosed. The ASU is effective for interim and annual periods beginning on or after December 15, 2011, with early adoption prohibited. The adoption of this amendment is not expected to have a material effect on the presentation of our consolidated financial statements.
In January 2010, the FASB issued additional guidance on improving disclosures regarding fair value measurements. The guidance requires the disclosure of the amounts of, and the rationale for, significant transfers between Level 1 and Level 2 of the fair value hierarchy, as well as the rationale for transfers in or out of Level 3. In 2010, we adopted all of the amendments regarding fair value measurements except for a requirement to disclose information about purchases, sales, issuances, and settlements in the reconciliation of recurring Level 3 measurements on a gross basis. Our implementation in January 2011 of the requirement to separately disclose purchases, sales, issuances, and settlements of recurring Level 3 measurements did not have a material impact on the presentation of our consolidated financial statements.
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

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Revenue Recognition — In October 2009, the FASB ratified the consensus reached by its emerging issues task force to require companies to allocate revenue in multiple-element arrangements based on the estimated selling price of an element if vendor-specific or other third-party evidence of value is not available. The adoption of these changes, in January 2011, did not have a material effect on our consolidated financial statements.
3. Emergence from Chapter 11 Proceedings
On April 23, 2010, the U.S. Bankruptcy Court confirmed LyondellBasell AF’s Third Amended and Restated Plan of Reorganization and the Debtors emerged from chapter 11 protection on April 30, 2010. As of June 30, 2011, approximately $106 million of priority and administrative claims are accrued but have yet to be paid.
The Company’s charges (credits) for reorganization items were as follows:

	Successor			Predecessor
	Three
	Months		May 1	April 1	January 1
	Ended	Six Months Ended	through	through	through
	June 30,	June 30,	June 30,	April 30,	April 30,
Millions of dollars	2011	2011	2010	2010	2010
Change in net assets resulting from the application of fresh-start accounting	$—	$—	$—	$6,278	$6,278
Gain on discharge of liabilities subject to compromise	—	—	—	(13,617)	(13,617)
Asset write-offs and rejected contracts	—	—	—	(3)	25
Estimated claims	25	24	—	59	(262)
Professional fees	1	5	4	91	172
Employee severance costs	—	—	—	8	—
Plant closures costs	—	—	—	3	12
Other	2	1	4	—	4

Total	$28	$30	$8	$(7,181)	$(7,388)

Estimated claims in the above table include adjustments made to reflect the Debtors’ estimated claims to be allowed.
4. Restricted Cash
Restricted cash primarily represents amounts deposited with financial institutions to collateralize letters of credit. As of June 30, 2011, letters of credit totaling $221 million were cash collateralized. Such cash is included in the $250 million reflected as Restricted cash on the Consolidated Balance Sheet as of June 30, 2011.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
5. Accounts Receivable
Our allowance for doubtful accounts receivable, which is reflected in the Consolidated Balance Sheets as a reduction of accounts receivable, totaled $14 million and $12 million at June 30, 2011 and December 31, 2010, respectively.
6. Inventories
Inventories consisted of the following components:

	June 30,	December 31,
Millions of dollars	2011	2010
Finished goods	$3,547	$3,127
Work-in-process	273	230
Raw materials and supplies	1,757	1,467

Total inventories	$5,577	$4,824

The two months ended June 30, 2010 include a $333 million non-cash charge to adjust the value of inventory at June 30, 2010 to market value, which was lower than the April 30, 2010 value applied during fresh-start accounting.
7. Property, Plant and Equipment, Goodwill, Intangibles and Other Assets
The components of property, plant and equipment, at cost, and the related accumulated depreciation were as follows:

	June 30,	December 31,
Millions of dollars	2011	2010
Land	$301	$286
Manufacturing facilities and equipment	7,292	6,752
Construction in progress	750	569

Total property, plant and equipment	8,343	7,607
Less accumulated depreciation	(774)	(417)

Property, plant and equipment, net	$7,569	$7,190

In the first six months of 2011, we recognized $13 million of impairment charges related to the capital expenditures at the Berre refinery. Capital spending required for the operation of the Berre refinery will continue to be impaired until such time as the discounted cash flow projections for the Berre refinery are sufficient to recover the asset’s carrying amount.
In July 2010, we ceased production and permanently shut down our polypropylene plant at Terni, Italy. We recognized charges of $23 million, in cost of sales, related to plant and other closure costs in the first quarter of 2010.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Depreciation and amortization expense is summarized as follows:

	Successor			Predecessor
	Three
	Months	Six Months	May 1	April 1	January 1
	Ended	Ended	through	through	through
	June 30,	June 30,	June 30,	April 30,	April 30,
Millions of dollars	2011	2011	2010	2010	2010
Property, plant and equipment	$184	$351	$94	$125	$499
Investment in PO joint ventures	8	15	9	4	19
Emission allowances	18	36	—	—	—
Various contracts	13	35	—	—	—
Technology, patent and license costs	—	—	5	6	25
Software costs	1	2	—	3	12
Other	—	—	21	3	10

Total depreciation and amortization	$224	$439	$129	$141	$565

Asset Retirement Obligations — The liabilities recognized for all asset retirement obligations were $148 million and $132 million at June 30, 2011 and December 31, 2010, respectively.
Goodwill — Goodwill increased from $595 million at December 31, 2010 to $621 million at June 30, 2011. The $26 million change in goodwill is a result of foreign exchange translation.
8. Investment in PO Joint Ventures
     We, together with Bayer AG and Bayer Corporation (collectively “Bayer”), share ownership in a U.S. propylene oxide (“PO”) manufacturing joint venture (the “U.S. PO Joint Venture”) and a separate joint venture for certain related PO technology. Bayer’s ownership interest represents ownership of annual in-kind PO production of the U.S. PO Joint Venture of 1.5 billion pounds in 2010. We take in-kind the remaining PO production and all co-product (styrene monomer (“SM”) or “styrene”) and tertiary butyl alcohol (“TBA”) production from the U.S. PO Joint Venture.
In addition, we and Bayer each have a 50% interest in a separate manufacturing joint venture (the “European PO Joint Venture”), which includes a world-scale PO/SM plant at Maasvlakte near Rotterdam, The Netherlands. We and Bayer each are entitled to 50% of the PO and SM production at the European PO Joint Venture.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Changes in our investment in the U.S. and European PO joint ventures for 2011 and 2010 are summarized as follows:

Millions of dollars	U.S. PO Joint	European PO	Total PO
Successor	Venture	Joint Venture	Joint Ventures
Investments in PO joint ventures — January 1, 2011	$291	$146	$437
Cash contributions	—	2	2
Depreciation and amortization	(11)	(4)	(15)
Effect of exchange rate changes	—	12	12

Investments in PO joint ventures — June 30, 2011	$280	$156	$436

Investments in PO joint ventures — May 1, 2010	$303	$149	$452
Cash contributions	—	1	1
Depreciation and amortization	(6)	(3)	(9)
Effect of exchange rate changes	—	(10)	(10)

Investments in PO joint ventures — June 30, 2010	$297	$137	$434

Predecessor
Investments in PO joint ventures — January 1, 2010	$533	$389	$922
Return of investment	—	(5)	(5)
Depreciation and amortization	(14)	(5)	(19)
Effect of exchange rate changes	—	(31)	(31)

Investments in PO joint ventures — April 30, 2010	$519	$348	$867

9. Equity Investments
The changes in equity investments were as follows:

	Successor		Predecessor
	Six months		January 1
	ended	May 1 through	through
	June 30,	June 30,	April 30,
Millions of dollars	2011	2010	2010
Beginning balance	$1,587	$1,524	$1,085
Income from equity investments	131	27	84
Dividends received	(114)	(28)	(18)
Contributions to joint venture	—	7	20
Currency exchange effects	50	(23)	(8)
Other	—	—	10

Ending balance	$1,654	$1,507	$1,173

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Summarized income statement information and our share for the periods for which the respective equity investments were accounted for under the equity method is set forth below:

	Successor				Predecessor
	Three months ended		May 1 through		April 1 through
	June 30, 2011		June 30, 2010		April 30, 2010
		Company		Company		Company
Millions of dollars	100%	Share	100%	Share	100%	Share
Revenues	$3,113	$894	$1,382	$553	$789	$245
Cost of sales	(2,659)	(767)	(1,222)	(485)	(664)	(216)

Gross profit	454	127	160	68	125	29
Net operating expense	(59)	(17)	(63)	(22)	(19)	(8)

Operating income	395	110	97	46	106	21
Interest income	6	2	2	—	(5)	(2)
Interest expense	(63)	(18)	(21)	(6)	(6)	(1)
Foreign currency translation	17	5	42	6	61	14
Income from equity
investments	(41)	(8)	(59)	(17)	2	2

Income before
income taxes	314	91	61	29	158	34
(Provision for) benefit from
income taxes	(69)	(18)	1	(2)	(16)	(5)

Net income	$245	$73	$62	$27	$142	$29

	Successor				Predecessor
	Six Months Ended		May 1 through		January 1 through
	June 30, 2011		June 30, 2010		April 30, 2010
		Company		Company		Company
Millions of dollars	100%	Share	100%	Share	100%	Share
Revenues	$6,700	$2,133	$1,382	$553	$3,127	$989
Cost of sales	(5,829)	(1,876)	(1,222)	(485)	(2,699)	(869)

Gross profit	871	257	160	68	428	120
Net operating expenses	(157)	(49)	(63)	(22)	(82)	(29)

Operating income	714	208	97	46	346	91
Interest income	6	2	2	—	2	1
Interest expense	(121)	(34)	(21)	(6)	(43)	(13)
Foreign currency translation	(22)	(5)	42	6	83	24
Income from equity
investments	(31)	(5)	(59)	(17)	3	2

Income before
income taxes	546	166	61	29	391	105
(Provision for) benefit from
income taxes	(122)	(35)	1	(2)	(67)	(21)

Net income	$424	$131	$62	$27	$324	$84

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
A joint venture of ours is in default under its financing arrangement due to a delay in the start-up of its assets. The parties are currently negotiating in good faith to resolve the default and at present there is no evidence that such negotiations will not be concluded successfully or that the resolution of this matter will have a material adverse impact on our operations or liquidity.
10. Debt
Long-term loans, notes and other long-term debt consisted of the following:

	June 30,	December 31,
Millions of dollars	2011	2010
Bank credit facilities:
Senior Term Loan Facility due 2016	$5	$5
Senior Secured Notes due 2017, $2,250 million, 8.0%	1,822	2,025
Senior Secured Notes due 2017, €375 million, 8.0%	440	452
Senior Secured Notes due 2018, $3,240 million, 11.0%	3,240	3,240
Guaranteed Notes, due 2027	300	300
Other	8	18

Total	5,815	6,040
Less current maturities	(2)	(4)

Long-term debt	$5,813	$6,036

Short-term loans, notes and other short-term debt consisted of the following:

	June 30,	December 31,
Millions of dollars	2011	2010
$2,000 million Senior Secured Asset-Based Revolving Credit Agreement	$—	$—
Financial payables to equity investees	10	11
Other	40	31

Total short-term debt	$50	$42

Senior Secured 8% Notes—In December 2010, we redeemed $225 million of the dollar denominated and €37.5 million ($50 million) of the Euro denominated Senior Secured 8% Notes at a redemption price of 103% of par, paying premiums totaling $8 million. In May 2011, we redeemed an additional $203 million of Senior Secured 8% dollar Notes and €34 million ($50 million) of Senior Secured 8% Euro notes due 2017 at a redemption price of 103% of par, paying premiums totaling $7 million.
The Senior Secured 8% Notes were issued by our wholly owned subsidiary, Lyondell Chemical Company (“Lyondell Chemical”). Lyondell Chemical may redeem the notes (i) prior to maturity at specified redemption premium percentages according to the date the notes are redeemed or (ii) from time to time at a redemption price of 100% of such principal amount plus an applicable premium as calculated pursuant to a formula.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Senior Secured 11% Notes—The Senior Secured 11% Notes also were issued by Lyondell Chemical. Lyondell Chemical may redeem the notes (i) at par on or after May 1, 2013 and (ii) from time to time at a redemption price of 100% of such principal amount plus an applicable premium as calculated pursuant to a formula.
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
Registration Rights Agreements—In connection with the issuance of the Senior Secured 8% Notes and the Senior Secured 11% Notes (collectively, the “Senior Secured Notes”), we entered into certain registration rights agreements. The agreements require us to (i) exchange the Senior Secured 8% Notes for notes with substantially identical terms, except that the new notes will be registered with the SEC under the Securities Act of 1933, as amended, and will therefore be free of any transfer restrictions and (ii) register for resale the Senior Secured 11% Notes held by the parties to the agreement related to those notes. The registration rights agreements require registration statements for the exchange or resale, as applicable, to be effective with the SEC by May 3, 2011, which has not occurred. As a result, beginning May 4, 2011, we are subject to penalties in the form of increased interest rates. The interest penalties are 0.25% per annum for the first 90 days that the registration statements are not effective, increasing by an additional 0.25% per annum for each additional 90 days, up to a maximum of 1.00% per annum. We do not expect the amount of penalties that we will ultimately pay to be material.
Senior Term Loan Facility—In March 2011, we amended and restated our Senior Secured Term Loan Agreement to, among other things, change the administrative agent and to modify the term of the agreement and certain restrictive covenants. This amended and restated agreement matures in April 2014.
U.S. ABL Facility—On June 2, 2011, we amended our U.S. ABL Facility to, among other things, (i) increase the size of the facility to $2 billion; (ii) extend the maturity date to June 2016; (iii) reduce the applicable margin and commitment fee; and (iv) amend certain covenants and conditions in order to provide additional flexibility. We paid fees of $15 million in connection with this amendment.
At June 30, 2011 and December 31, 2010, there were no borrowings outstanding under the U.S. ABL facility and outstanding letters of credit totaled $263 million and $370 million, respectively. Pursuant to the U.S. ABL facility, Lyondell Chemical could, subject to a borrowing base, borrow up to $1,737 million at June 30, 2011. Advances under this facility are available to Lyondell Chemical and certain of its wholly owned subsidiaries, Equistar Chemicals LP (“Equistar”), Houston Refining LP, and LyondellBasell Acetyls LLC.
Other—In the six months ended June 30, 2011 amortization of debt premiums and debt issuance costs resulted in amortization expense of $20 million that was included in interest expense in the Consolidated Statements of Income. In the two months ended June 30, 2010, amortization expense was $5 million.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
At June 30, 2011 and 2010, our weighted average interest rates on outstanding short-term debt were 3.8% and 3.7%, respectively.
11. Financial Instruments and Derivatives
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
We have entered into futures contracts with respect to sales of gasoline and heating oil. These futures transactions were not designated as hedges, and the changes in the fair value of the futures contracts were recognized in earnings. In the six months ended June 30, 2011, we settled futures positions for gasoline and heating oil of 280 million gallons and 293 million gallons, respectively, resulting in net gains of $1 million and $4 million, respectively. We settled futures positions for gasoline of 69 million gallons in the two months ended June 30, 2010, resulting in a net loss of $4 million. We settled futures positions for heating oil of 59 million gallons in the two months ended June 30, 2010, resulting in a net loss of less than $1 million. At June 30, 2011, futures contracts for 27 million gallons of gasoline and heating oil in the notional amount of $79 million, maturing in August 2011, were outstanding. The fair values, based on quoted market prices, resulted in a net receivable of $4 million at June 30, 2011 and a net payable of $1 million at December 31, 2010.
We also entered into futures contracts during the six months ended June 30, 2011 with respect to purchases of butane and sales of gasoline. These futures transactions were not designated as hedges. At June 30, 2011, futures contracts for 97 million gallons of butane and 100 million gallons of gasoline in the notional amounts of $10 million and $11 million, respectively, maturing in October, November and December 2011, were outstanding. The fair values, based on quoted market prices, resulted in a net receivable of $1 million at June 30, 2011.
In addition, we have entered into futures positions for crude oil. These futures transactions were not designated as hedges. In the six months ended June 30, 2011, we settled futures positions for crude oil of less than 1 million barrels resulting in a net loss of $1 million. We settled futures positions for crude oil of 2 million barrels during the two months ended June 30, 2010, resulting in net gains of $1 million. At June 30, 2011, futures contracts for 1 million barrels of crude oil in the notional amount of $88 million, maturing in August and September 2011, were outstanding. The fair values, based on quoted market prices, resulted in net payables of $2 million at June 30, 2011.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
We also entered into futures contracts during the two months ended June 30, 2010 with respect to purchases of crude oil and sales of gasoline. These futures transactions were not designated as hedges. We settled futures positions for gasoline of 1 million barrels in the two months ended June 30, 2010, resulting in a net gain of $5 million. We settled futures positions for crude oil of 1 million barrels in the two months ended June 30, 2010, resulting in a net loss of $7 million.
Foreign Currency Rates — We have significant operations in several countries of which functional currencies are primarily the U.S. dollar for U.S. operations and the Euro for operations in Europe. We enter into transactions denominated in other than our functional currency and the functional currencies of our subsidiaries and are, therefore, exposed to foreign currency risk on receivables and payables. We maintain risk management control systems intended to monitor foreign currency risk attributable to both the outstanding foreign currency balances and future commitments. The risk management control systems involve the centralization of foreign currency exposure management, the offsetting of exposures and the estimating of expected impacts of changes in foreign currency rates on our earnings. We enter into foreign currency spot, forward and swap contracts to reduce the effects of our net currency exchange exposures. At June 30, 2011, foreign currency spot, forward and swap contracts in the notional amount of $165 million, maturing in July 2011, were outstanding. The fair values, based on quoted market exchange rates, resulted in a net receivable of $8 million at June 30, 2011 and a net payable of $1 million at December 31, 2010.
For forward and swap contracts that economically hedge recognized monetary assets and liabilities in foreign currencies, no hedge accounting is applied. Changes in the fair value of foreign currency forward and swap contracts are reported in the Consolidated Statements of Income and offset the currency exchange results recognized on the assets and liabilities.
Foreign Currency Gain (Loss) — Other income, net, in the Consolidated Statements of Income reflected a loss of $4 million and a gain of $6 million for the three and six months ended June 30, 2011; a gain of $40 million in the two months ended June 30, 2010; and losses of $54 million and $258 million in the one and four months ended April 30, 2010, respectively.
Interest Rates — Pursuant to the provisions of the Plan of Reorganization, the $201 million liability associated with interest rate swaps designated as cash flow hedges in the notional amount of $2,350 million were discharged on April 30, 2010. The Company discontinued accounting for the interest rate swap as a hedge and, in April 2010, $153 million of unamortized loss was released from accumulated other comprehensive income and recognized in earnings.
Warrants—As of June 30, 2011, we have warrants outstanding to purchase 8,169,148 ordinary shares at an exercise price of $15.90 per ordinary share. As of December 31, 2010 we had 11,508,104 warrants outstanding. The warrants have anti-dilution protection for in-kind stock dividends, stock splits, stock combinations and similar transactions and may be exercised at any time during the period from April 30, 2010 to the close of business on April 30, 2017. Upon an affiliate change of control, the holders of the warrants may put the warrants to LyondellBasell N.V., which would require cash settlement at a price equal to, as applicable, the in-the-money value of the warrants or the Black-Scholes-Merton value of the warrants. The warrants are classified as a liability and are recorded at fair value at the end of each reporting period.
During the second quarter of 2011 the Company’s warrants were thinly traded and as such the Company concluded that the market price alone could not be relied upon to substantiate fair value. Therefore, we also used the Black-Scholes-Merton option pricing model, incorporating management adjusted observable inputs to determine the estimated fair value of each warrant. The market price as quoted at June 30, 2011 and the price calculated using the Black-Scholes-Merton model were not materially different. As a result, we concluded that the use of the quoted market price to determine the fair value is an appropriate measure, but we have now classified them as level 2 in the

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
valuation hierarchy. The fair values of the warrants were determined to be $196 million and $215 million at June 30, 2011 and December 31, 2010, respectively.
The following table summarizes derivative financial instruments outstanding as of June 30, 2011 and December 31, 2010 that are measured at fair value on a recurring basis and the bases used to determine their fair value in the consolidated balance sheets.

			Quoted Prices
			in Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Notional		Assets	Inputs	Inputs
Millions of dollars	Amount	Total	(Level 1)	(Level 2)	(Level 3)
June 30, 2011:
Assets at fair value:
Derivatives:
Commodities	$100	$5	$—	$5	$—
Foreign currency	165	8	—	8	—

	$265	$13	$—	$13	$—

Liabilities at fair value:
Derivatives:
Commodities	$88	$2	$—	$2	$—
Warrants	130	196	—	196	—

	$218	$198	$—	$198	$—

December 31, 2010:
Liabilities at fair value:
Derivatives:
Gasoline and heating oil	$70	$1	$—	$1	$—
Warrants	183	215	215	—	—
Foreign currency	93	1	—	1	—

	$346	$217	$215	$2	$—

The fair value of all non-derivative financial instruments included in current assets, including cash and cash equivalents, restricted cash and accounts receivable, and accounts payable, approximated the applicable carrying value due to the short maturity of those instruments.
There were no financial instruments measured on a recurring basis using Level 3 inputs during the six months ended June 30, 2011, the two months ended June 30, 2010 and the four months ended April 30, 2010.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table provides the fair value of derivative instruments and their balance sheet classifications:

	Balance Sheet	June 30,	December 31,
Millions of dollars	Classification	2011	2010
Fair Value of Derivative Instruments Asset Derivatives
Not designated as hedges:
Commodities	Prepaid expenses and other current assets	$5	$—
Foreign currency	Prepaid expenses and other current assets	8	—

		$13	$—

Fair Value of Derivative Instruments Liability Derivatives
Not designated as hedges:
Warrants	Accrued liabilities	$196	$215
Foreign currency	Accrued liabilities	—	1
Commodities	Accrued liabilities	2	1

		$198	$217

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table summarizes the pretax effect of derivative instruments charged directly to income:

	Effect of Financial Instruments
	Three months ended June 30, 2011
		Gain (Loss)	Additional
	Gain (Loss)	Reclassified	Gain (Loss)
Successor	Recognized	from AOCI	Recognized	Income Statement
Millions of dollars	in AOCI	to Income	in Income	Classification
Derivatives not designated as hedges:

Warrants	$—	$—	$6	Other income (expense), net
Commodities	—	—	3	Cost of sales
Foreign currency	—	—	1	Other income (expense), net

	$—	$—	$10

	May 1 through June 30, 2010
		Gain (Loss)	Additional
	Gain (Loss)	Reclassified	Gain (Loss)
	Recognized	from AOCI	Recognized	Income Statement
Millions of dollars	in AOCI	to Income	in Income	Classification
Derivatives not designated as hedges:
Warrants	$—	$—	$17	Other income (expense), net
Commodities	—	—	(5)	Cost of sales

	$—	$—	$12

	April 1 through April 30, 2010
		Gain (Loss)	Additional
	Gain (Loss)	Reclassified	Gain (Loss)
Predecessor	Recognized	from AOCI	Recognized	Income Statement
Millions of dollars	in AOCI	to Income	in Income	Classification
Derivatives designated as cash-flow hedges:
Interest rate	$—	$(4)	$—	Interest expense

Derivatives not designated as hedges:
Commodities	—	—	1	Cost of sales
Foreign currency	—	—	3	Other income (expense), net

	—	—	4

	$—	$(4)	$4

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Effect of Financial Instruments
	Six Months Ended June 30, 2011
		Gain (Loss)	Additional
	Gain (Loss)	Reclassified	Gain (Loss)
Successor	Recognized	from AOCI	Recognized	Income Statement
Millions of dollars	in AOCI	to Income	in Income	Classification
Derivatives not designated as hedges:
Warrants	$—	$—	$(53)	Other income (expense), net
Commodities	—	—	9	Cost of sales
Foreign currency	—	—	(1)	Other income (expense), net

	$—	$—	$(45)

	May 1 through June 30, 2010
		Gain (Loss)	Additional
	Gain (Loss)	Reclassified	Gain (Loss)
	Recognized	from AOCI	Recognized	Income Statement
Millions of dollars	in AOCI	to Income	in Income	Classification
Derivatives not designated as hedges:
Warrants	—	—	17	Other income (expense), net
Commodities	—	—	(5)	Cost of sales

	$—	$—	$12

	January 1 through April 30, 2010
		Gain (Loss)	Additional
	Gain (Loss)	Reclassified	Gain (Loss)
Predecessor	Recognized	from AOCI	Recognized	Income Statement
Millions of dollars	in AOCI	to Income	in Income	Classification
Derivatives designated as cash-flow hedges:
Interest rate	$—	$(17)	$—	Interest expense

Derivatives not designated as hedges:
Commodities	—	—	6	Cost of sales
Foreign currency	—	—	8	Other income (expense), net

	—	—	14

	$—	$(17)	$14

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The carrying value and the estimated fair value of our non-derivative financial instruments are shown in the table below:

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
Millions of dollars	Value	Value	Value	Value
Short and long-term debt, including current maturities	$5,862	$6,515	$6,079	$6,819

The following table summarizes the bases used to measure certain liabilities at fair value which are recorded at historical cost or amortized cost, in the consolidated balance sheet:

		Fair Value Measurement
			Quoted prices	Significant
	Carrying		in active	other	Significant
	Value	Fair Value	markets for	observable	unobservable
	June 30,	June 30,	identical assets	inputs	inputs
Millions of dollars	2011	2011	(Level 1)	(Level 2)	(Level 3)
Short term and long-term debt, including current maturities	$5,862	$6,515	$—	$6,471	$44

The following table is a reconciliation of the beginning and ending balances of Level 1 and Level 2 inputs for financial instruments measured at fair value on a recurring basis:

	Fair Value	Fair Value
	Measurement	Measurement
	Using Quoted	Using
	prices in active	Significant
	markets for	Other
	identical assets	Observable
Millions of dollars	(Level 1)	Inputs (Level 2)
Balance at January 1, 2011	$215	$—
Purchases, sales, issuances, and settlements	(49)	(23)
Transfers in and/or out of Levels 1 and 2	(225)	225
Total gains or losses (realized/unrealized)	59	(6)

Balance at June 30, 2011	$—	$196

For liabilities classified as Level 1, the fair value is measured using quoted prices in active markets. The total fair value is either the price of the most recent trade at the time of the market close or the official close price, as defined by the exchange on which the asset is most actively traded on the last trading day of the period, multiplied by the number of units held without consideration of transaction costs. For liabilities classified as Level 2, fair value is based on the price a market participant would pay for the security, adjusted for the terms specific to that asset and

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
liability. Broker quotes were obtained from well established and recognized vendors of market data for debt valuations. The inputs for liabilities classified as Level 3 reflect our assessment of the assumptions that a market participant would use in determining the price of the asset or liability, including our liquidity risk at June 30, 2011.
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
12. Pension and Other Post-retirement Benefits
Net periodic pension benefits included the following cost components:

	U.S. Plans
	Successor			Predecessor
	Three months
	ended	Six months ended	May 1 through	April 1 through	January 1 through
	June 30,	June 30,	June 30,	April 30,	April 30,
Millions of dollars	2011	2011	2010	2010	2010
Service cost	$9	$20	$7	$4	$15
Interest cost	22	45	16	8	31
Expected return on plan assets	(26)	(52)	(15)	(7)	(31)
Amortization	—	—	—	—	3

Net periodic benefit costs	$5	$13	$8	$5	$18

	Non-U.S. Plans
	Successor			Predecessor
	Three months
	ended	Six months ended	May 1 through	April 1 through	January 1 through
	June 30,	June 30,	June 30,	April 30,	April 30,
Millions of dollars	2011	2011	2010	2010	2010
Service cost	$12	$21	$4	$—	$9
Interest cost	17	29	9	4	17
Expected return on plan assets	(16)	(23)	(5)	(3)	(10)
Settlement and curtailment loss	4	6	—	—	—
Amortization	2	2	—	1	1

Net periodic benefit costs	$19	$35	$8	$2	$17

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Net periodic other post-retirement benefits included the following cost components:

	U.S. Plans
	Successor			Predecessor
	Three months
	ended	Six months ended	May 1 through	April 1 through	January 1 through
	June 30,	June 30,	June 30,	April 30,	April 30,
Millions of dollars	2011	2011	2010	2010	2010
Service cost	$1	$5	$1	$1	$2
Interest cost	4	8	3	1	5
Amortization	—	—	—	(1)	(3)

Net periodic benefit costs	$5	$13	$4	$1	$4

	Non-U.S. Plans
	Successor			Predecessor
	Three months
	ended	Six months ended	May 1 through	April 1 through	January 1 through
	June 30,	June 30,	June 30,	April 30,	April 30,
Millions of dollars	2011	2011	2010	2010	2010
Service cost	$3	$5	$—	$—	$—
Interest cost	—	—	—	1	1

Net periodic benefit costs	$3	$5	$—	$1	$1

The Company contributed $178 million to its pension plans during the six months ended June 30, 2011, which consisted of $176 million and $2 million to its U.S. and non-U.S. pension plans, respectively.
Employees in the U.S. are eligible to participate in defined contribution plans (“Employee Savings Plans”) by contributing a portion of their compensation. We match a part of the employees’ contribution.
13. Income Taxes
Our effective income tax rate for the first six months of 2011 was 30.8% resulting in tax expense of $651 million on pretax income of $2,114 million. The 2011 effective income tax rate was lower than the U.S. statutory 35% rate primarily due to the effect of pretax income in countries with lower statutory tax rates and tax deductible foreign currency losses which were partially offset by the non-deductible expenses related to stock warrants. In the two month Successor period ended June 30, 2010, we recorded a tax provision of $28 million, representing an effective tax rate of 7.5% on pre-tax income of $375 million. In the four months ended April 30, 2010, the Predecessor recorded a tax benefit of $1,315 million, representing an effective tax rate of (18.3)% on pre-tax income of $7,189 million. The provision for the 2010 Successor period differs from the U.S. statutory rate of 35% primarily due to the fact that in several countries the Company generated either income with no tax expense or losses where we recorded no tax expense or benefit due to valuation allowances on our deferred tax assets in those countries.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
14. Commitments and Contingencies
Commitments — We have various purchase commitments for materials, supplies and services resulting from the ordinary course of business. These commitments, which are at prevailing market prices, are generally for quantities required for the operation of our businesses and are designed to assure sources of supply not expected to be in excess of normal requirements. Our capital expenditure commitments at June 30, 2011 were in the normal course of business.
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
Environmental Remediation—Our accrued liability for future environmental remediation costs at current and former plant sites and other remediation sites totaled $129 million and $107 million as of June 30, 2011 and December 31, 2010, respectively. At June 30, 2011, the accrued liabilities for individual sites range from less than $1 million to $39 million. The remediation expenditures are expected to occur over a number of years, and not to be concentrated in any single year. In our opinion, it is reasonably possible that losses in excess of the liabilities recorded may have been incurred. However, we cannot estimate any amount or range of such possible additional losses. New information about sites, new technology or future developments such as involvement in investigations by regulatory agencies, could require us to reassess our potential exposure related to environmental matters.
The following table summarizes the activity in the Company’s accrued environmental liability included in “Accrued liabilities” and “Other liabilities”:

	Successor		Predecessor
		May 1
	Six Months Ended	through	January 1 through
	June 30,	June 30,	April 30,
Millions of dollars	2011	2010	2010
Balance at beginning of period	$107	$93	$89
Additional provisions	20	—	11
Amounts paid	(4)	(1)	(2)
Foreign exchange effects	6	(4)	(5)

Balance at end of period	$129	$88	$93

Litigation and Other Matters —
BASF Lawsuit
On April 12, 2005, BASF Corporation (“BASF”) filed a lawsuit against Lyondell Chemical in the Superior Court of New Jersey, Morris County, asserting various claims relating to alleged breaches of a propylene oxide toll manufacturing contract and seeking damages in excess of $100 million. Lyondell Chemical denied breaching the contract and argued that at most it owed BASF $22.5 million, which it has paid. On August 13, 2007, a jury

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
returned a verdict in favor of BASF in the amount of approximately $170 million (inclusive of the $22.5 million refund). On October 3, 2007, the judge in the state court case determined that prejudgment interest on the verdict amounted to $36 million and issued a final judgment. Lyondell Chemical appealed the judgment and has posted an appeal bond, which is collateralized by a $200 million letter of credit.
On April 21, 2010, oral arguments in the appeal were held before the Appellate Division and, on December 28, 2010, the judgment was reversed and the case was remanded for a new trial, which will be in New Jersey state court. Based on the remaining legal and fact issues to be decided, management has estimated the reasonably possible range of loss, excluding interest, to be between $0 and $135 million.
Access Indemnity Demand
On December 20, 2010, one of our subsidiaries received demand letters from affiliates of Access Industries, (collectively, “Access”) a more than five percent shareholder of the Company. We conducted an initial investigation of the facts underlying the demand letters and engaged in discussions with Access. We requested that Access withdraw its demands with prejudice and, and on January 17, 2011, Access declined to withdraw the demands, with or without prejudice.
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
In the Weisfelner lawsuit, the plaintiffs seek to recover damages from numerous parties, including Nell, Access and their affiliates. The damages sought from Nell, Access and their affiliates include, among other things, the return of all amounts earned by them related to their acquisition of shares of Lyondell Chemical prior to its acquisition by Basell AF S.C.A. in December 2007, distributions by Basell AF S.C.A. to its shareholders before it acquired Lyondell Chemical, and management and transaction fees and expenses. This trial is currently scheduled for October 2011.
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
On June 26, 2009, Nell filed a proof of claim in Bankruptcy Court against LyondellBasell AF (successor to Basell AF S.C.A.) seeking “no less than” $723 thousand for amounts allegedly owed under the 2007 management agreement. On April 27, 2011, Lyondell Chemical filed an objection to Nell’s claim and, together with LyondellBasell N.V. (successor to LyondellBasell AF) and LBIH, brought a declaratory judgment action in the Bankruptcy Court for a determination that Nell and BI’s demands are not valid. By a Joint Stipulated Order dated June 13, 2011, the declaratory judgment action is stayed pending the outcome of the Weisfelner lawsuit.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
We do not believe that the management agreement is in effect or that the Company, LBIH, or any other Company-affiliated entity owes any obligations under the management agreement. We intend to defend vigorously any proceedings, claims or demands that may be asserted.
We cannot at this time estimate the reasonably possible loss or range of loss that Nell, Access, or their affiliates may incur as a result of the lawsuit, and therefore we cannot at this time estimate the reasonably possible loss or range of loss that Nell, Access, or their affiliates may seek from LBIH by way of indemnity.
Indemnification—We are parties to various indemnification arrangements, including arrangements entered into in connection with acquisitions, divestitures and the formation of joint ventures. Pursuant to these arrangements, we provide indemnification to and/or receive indemnification from other parties in connection with liabilities that may arise in connection with the transactions and in connection with activities prior to completion of the transactions. These indemnification arrangements typically include provisions pertaining to third party claims relating to environmental and tax matters and various types of litigation. As of June 30, 2011, we had not accrued any significant amounts for our indemnification obligations, and we are not aware of other circumstances that would likely lead to significant future indemnification obligations. We cannot determine the potential amount of future payments under the indemnification arrangements until events arise that would trigger a liability under the arrangements.
In addition, certain third parties entered into agreements with the Predecessor, LyondellBasell AF, to indemnify LyondellBasell AF for a significant portion of the potential obligations that could arise with respect to costs relating to contamination at various sites in Europe. These indemnity obligations are currently in dispute. We recognized a pretax charge of $64 million as a change in estimate in the third quarter 2010 related to the dispute, which arose during that period.
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

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
15. Stockholders’ Equity and Non-Controlling Interests
Dividend distribution — On May 5, 2011, shareholders approved the payment of a dividend of $0.10 per ordinary share at the Annual General Meeting of Shareholders in Rotterdam, Netherlands. The dividend, totaling $57 million, was paid May 26, 2011 to shareholders of record on May 5, 2011. On August 3, 2011, the Management Board of the Company recommended the payment of a dividend of $0.20 per share. The Supervisory Board has authorized and directed the Management Board to take action necessary to pay the dividend. Subject to the Management Board’s adoption of a resolution declaring the dividend, it is expected that the dividend will be paid on September 7, 2011 to shareholders of record as of August 17, 2011.
We are subject to restrictive covenants that limit our ability to pay cumulative dividends to the sum of a) the greater of (i) $50 million per year and (ii) in general, 50 percent of net income for the period from March 31, 2012 until the end of the most recently completed fiscal quarter for which financial statements are available, plus b) dividends not to exceed the greater of (i) $350 million and (ii) 1.75% of consolidated tangible assets at the time the dividend is paid.
Ordinary shares—The changes in the outstanding amounts of ordinary shares issued and treasury shares were as follows:

Ordinary shares issued:
Balance at January 1, 2011	565,676,222
Share-based compensation	209,557
Warrants exercised	2,928,918

Balance at June 30, 2011	568,814,697

Ordinary shares held as treasury shares:
Balance at January 1, 2011	1,122,651
Warrants exercised	410,039
Share-based compensation	(209,013)

Balance at June 30, 2011	1,323,677

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Non-controlling Interests — Losses attributable to non-controlling interests consisted of the following components:

	Successor		Predecessor
	Six months ended	May 1 through	January 1 through
	June 30,	June 30,	April 30,
Millions of dollars	2011	2010	2010
Non-controlling interests’ comprehensive income (loss):
Net income (loss) attributable to non-controlling interests	$7	$9	$(53)
Fixed operating fees paid to Lyondell Chemical by the PO/SM II partners	(11)	(4)	(7)

Comprehensive loss attributable to non-controlling interests	$(4)	$5	$(60)

16. Per Share Data
Basic earnings per share for the periods subsequent to April 30, 2010 are based upon the weighted average number of shares of common stock outstanding during the periods. Diluted earnings per share includes the effect of certain stock options. The Company has unvested restricted stock and restricted stock units that are considered participating securities for earnings per share. The outstanding warrants were anti-dilutive for the six months ended June 30, 2011.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Earnings per share data and dividends declared per share of common stock were as follows:

	Three Months Ended	Six Months Ended	May 1 through
	June 30,	June 30,	June 30,
Millions of dollars	2011	2011	2010
Basic:
Net income	$803	$1,463	$347
Less: net loss attributable to non-controlling interests	1	4	(5)

Net income attributable to LyondellBasell N.V.	804	1,467	342
Net income attributable to participating securities	(5)	(9)	(2)

Net income attributable to common stockholders	$799	$1,458	$340

Diluted:
Net income	$803	$1,463	$347
Less: net loss attributable to non-controlling interests	1	4	(5)

Net income attributable to LyondellBasell N.V.	804	1,467	342
Net income attributable to participating securities	(5)	(9)	(2)
Effect of dilutive securities — warrants	(6)	—	—

Net income attributable to common stockholders	$793	$1,458	$340

Millions of shares
Basic weighted average common stock outstanding	566	566	564
Effect of dilutive securities:
Warrants	6	—	—
Stock options	3	3	—

Dilutive potential shares	575	569	564

Earnings per share:
Basic	$1.41	$2.58	$0.60

Diluted	$1.38	$2.56	$0.60

Anti-dilutive stock options, restricted stock, restricted stock units and warrants in millions	—	8.2	8.4

Dividends declared per share of common stock	$0.10	$0.10	$—

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
17. Segment and Related Information
We operate in five segments:
•	Olefins and Polyolefins—Americas, primarily manufacturing and marketing of olefins, including ethylene and its co-products, primarily propylene, butadiene, and aromatics, which include benzene and toluene, as well as ethanol; and polyolefins, including polyethylene, comprising high density polyethylene (“HDPE”), low density polyethylene (“LDPE”) and linear low density polyethylene (“LLDPE”), and polypropylene; and Catalloy process resins;

•	Olefins and Polyolefins—Europe, Asia, International (“O&P—EAI”), primarily manufacturing and marketing of olefins, including ethylene and its co-products, primarily propylene and butadiene; polyolefins, including polyethylene, comprising HDPE, LDPE, and polypropylene; polypropylene-based compounds, materials and alloys (“PP Compounds”), Catalloy process resins and polybutene-1 polymers;

•	Intermediates and Derivatives (“I&D”), primarily manufacturing and marketing of propylene oxide (“PO”); PO co-products, including styrene and the TBA intermediates tertiary butyl alcohol (“TBA”), isobutylene and tertiary butyl hydroperoxide; PO derivatives, including propylene glycol, propylene glycol ethers and butanediol; ethylene derivatives, including ethylene glycol, ethylene oxide (“EO”), and other EO derivatives; acetyls, including vinyl acetate monomer, acetic acid and methanol and fragrance and flavor chemicals;

•	Refining and Oxyfuels, primarily manufacturing and marketing of refined petroleum products, including gasoline, ultra-low sulfur diesel, jet fuel, lubricants (“lube oils”), alkylate, and oxygenated fuels, or oxyfuels, such as methyl tertiary butyl ether (“MTBE”) and ethyl tertiary butyl ether (“ETBE”); and

•	Technology, primarily licensing of polyolefin process technologies and supply of polyolefin catalysts and advanced catalysts.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Summarized financial information concerning reportable segments is shown in the following table for the periods presented:

	Successor
		Olefins
		and
	Olefins	Polyolefins
Millions of dollars	and	-Europe,		Refining
Three Months Ended	Polyolefins	Asia &	Intermediates	and
June 30, 2011	-Americas	International	& Derivatives	Oxyfuels	Technology	Other	Total
Sales and other operating revenues:
Customers	$2,825	$4,116	$1,769	$5,223	$103	$6	$14,042
Intersegment	1,185	148	8	610	23	(1,974)	—

	4,010	4,264	1,777	5,833	126	(1,968)	14,042

Operating income (loss)	509	207	235	296	23	(5)	1,265
Income from equity investments	8	61	4	—	—	—	73

	Successor
		Olefins
		and
	Olefins	Polyolefins
Millions of dollars	and	-Europe,		Refining
Six Months Ended	Polyolefins	Asia &	Intermediates	and
June 30, 2011	-Americas	International	& Derivatives	Oxyfuels	Technology	Other	Total
Sales and other operating revenues:
Customers	$5,260	$7,969	$3,440	$9,395	$212	$18	$26,294
Intersegment	2,322	239	29	1,158	53	(3,801)	—

	7,582	8,208	3,469	10,553	265	(3,783)	26,294

Operating income (loss)	930	386	469	460	89	(4)	2,330
Income from equity investments	11	112	8	—	—	—	131

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Successor
		Olefins
		and
	Olefins	Polyolefins
Millions of dollars	and	-Europe,		Refining
May 1 through	Polyolefins	Asia &	Intermediates	and
June 30, 2010	-Americas	International	& Derivatives	Oxyfuels	Technology	Other	Total
Sales and other operating revenues:
Customers	$1,500	$2,098	$940	$2,178	$52	$4	$6,772
Intersegment	504	42	—	225	23	(794)	—

	2,004	2,140	940	2,403	75	(790)	6,772

Operating income	149	114	109	14	23	13	422
Income (loss) from equity investments	3	25	(1)	—	—	—	27

	Predecessor
		Olefins
		and
	Olefins	Polyolefins
Millions of dollars	and	-Europe,		Refining
April 1 through	Polyolefins	Asia &	Intermediates	and
April 30, 2010	-Americas	International	& Derivatives	Oxyfuels	Technology	Other	Total
Sales and other operating revenues:
Customers	$885	$1,059	$504	$1,232	$22	$10	$3,712
Intersegment	278	7	—	101	13	(399)	—

	1,163	1,066	504	1,333	35	(389)	3,712

Segment operating income	175	44	34	29	8	18	308
Current cost adjustment							15

Operating income							323
Income from equity investments	1	28	—	—	—	—	29

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Predecessor
		Olefins
		and
	Olefins	Polyolefins
Millions of dollars	and	-Europe,		Refining
January 1 through	Polyolefins	Asia &	Intermediates	and
April 30, 2010	-Americas	International	& Derivatives	Oxyfuels	Technology	Other	Total
Sales and other operating revenues:
Customers	$3,220	$4,018	$1,820	$4,293	$104	$12	$13,467
Intersegment	963	87	—	455	41	(1,546)	—

	4,183	4,105	1,820	4,748	145	(1,534)	13,467

Segment operating income (loss)	320	115	157	(99)	39	(41)	491
Current cost adjustment							199

Operating income							690
Income (loss) from equity investments	5	80	(1)	—	—	—	84
Sales and other operating revenues and operating income (loss) in the “Other” column above include elimination of intersegment transactions.
18. Supplemental Guarantor Information
LyondellBasell N.V. has jointly and severally, and fully and unconditionally guaranteed the Senior Secured Notes issued by Lyondell Chemical. Subject to certain exceptions, each of our existing and future wholly owned U.S. restricted subsidiaries (other than Lyondell Chemical, as issuer), other than any such subsidiary that is a subsidiary of a non-U.S. subsidiary (the “Subsidiary Guarantors” and, together with LyondellBasell N.V., the “Guarantors”) has also guaranteed the Senior Secured Notes. Each Subsidiary Guarantor is 100% owned by LyondellBasell N.V.
There are no significant restrictions that would impede the Guarantors from obtaining funds by dividend or loan from their subsidiaries. Subsidiaries are generally prohibited from entering into arrangements that would limit their ability to make dividends to or enter into loans with the Guarantors.
As a result of these guarantee arrangements, we are required to present the following condensed consolidating financial information. In this note, LCC refers to Lyondell Chemical Company without its subsidiaries.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
CONDENSED CONSOLIDATING FINANCIAL INFORMATION
BALANCE SHEET
As of June 30, 2011

	Successor
						Consolidated
	LyondellBasell			Non-		LyondellBasell
Millions of dollars	N.V.	LCC	Guarantors	Guarantors	Eliminations	N.V.
Cash and cash equivalents	$—	$17	$2,149	$2,521	$—	$4,687
Restricted cash	—	—	197	53	—	250
Accounts receivable	—	352	1,592	2,957	—	4,901
Accounts receivable — affiliates	657	2,907	3,078	1,378	(8,020)	—
Inventories	—	600	2,592	2,385	—	5,577
Notes receivable — affiliates	91	3	440	42	(576)	—
Other current assets	2	309	160	677	(50)	1,098
Property, plant and equipment, net	—	375	2,945	4,249	—	7,569
Investments in subsidiaries	14,105	12,197	5,170	—	(31,472)	—
Other investments and long-term receivables	—	—	—	2,235	(63)	2,172
Notes receivable — affiliates	—	—	—	500	(500)	—
Other assets, net	—	756	1,135	732	(402)	2,221

Total assets	$14,855	$17,516	$19,458	$17,729	$(41,083)	$28,475

Current maturities of long-term debt	$—	$—	$—	$2	$—	$2
Short-term debt	—	—	11	39	—	50
Notes payable — affiliates	13	490	8	84	(595)	—
Accounts payable	—	233	1,292	2,474	—	3,999
Accounts payable — affiliates	531	4,661	1,764	1,045	(8,001)	—
Other current liabilities	197	368	596	819	(52)	1,928
Long-term debt	—	5,507	3	303	—	5,813
Notes payable — affiliates	535	3,758	9,956	—	(14,249)	—
Other liabilities	—	265	700	1,145	—	2,110
Deferred income taxes	—	—	800	548	(401)	947
Company share of stockholders’ equity	13,579	2,234	4,328	11,223	(17,785)	13,579
Non-controlling interests	—	—	—	47	—	47

Total liabilities and stockholders’ equity	$14,855	$17,516	$19,458	$17,729	$(41,083)	$28,475

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
CONDENSED CONSOLIDATING FINANCIAL INFORMATION
BALANCE SHEET
As of December 31, 2010

	Successor
						Consolidated
	LyondellBasell			Non-		LyondellBasell
Millions of dollars	N.V.	LCC	Guarantors	Guarantors	Eliminations	N.V.
Cash and cash equivalents	$—	$25	$2,086	$2,111	$—	$4,222
Restricted cash	—	—	—	11	—	11
Accounts receivable	—	313	1,108	2,326	—	3,747
Accounts receivable — affiliates	636	2,727	2,593	1,444	(7,400)	—
Inventories	—	489	2,560	1,775	—	4,824
Notes receivable — affiliates	98	444	59	110	(711)	—
Other current assets	—	287	133	601	(46)	975
Property, plant and equipment, net	—	383	2,746	4,061	—	7,190
Investments in subsidiaries	12,070	10,489	5,122	—	(27,681)	—
Other investments and long-term receivables	—	2	4	2,174	(75)	2,105
Notes receivable — affiliates	—	—	—	500	(500)	—
Other assets, net	13	1,054	1,170	688	(697)	2,228

Total assets	$12,817	$16,213	$17,581	$15,801	$(37,110)	$25,302

Current maturities of long-term debt	$—	$—	$—	$4	$—	$4
Short-term debt	—	—	12	30	—	42
Notes payable — affiliates	1	74	498	178	(751)	—
Accounts payable	—	160	741	1,860	—	2,761
Accounts payable — affiliates	530	4,363	1,504	950	(7,347)	—
Other current liabilities	216	418	674	764	(48)	2,024
Long-term debt	—	5,722	3	311	—	6,036
Notes payable — affiliates	535	3,672	9,124	1	(13,332)	—
Other liabilities	—	413	699	1,071	—	2,183
Deferred income taxes	—	—	832	522	(698)	656
Company share of stockholders’ equity	11,535	1,391	3,494	10,049	(14,934)	11,535
Non-controlling interests	—	—	—	61	—	61

Total liabilities and stockholders’ equity	$12,817	$16,213	$17,581	$15,801	$(37,110)	$25,302

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
CONDENSED CONSOLIDATING FINANCIAL INFORMATION
STATEMENT OF INCOME
Three months ended June 30, 2011

	Successor
						Consolidated
	LyondellBasell			Non-		LyondellBasell
Millions of dollars	N.V.	LCC	Guarantors	Guarantors	Eliminations	N.V.

Sales and other operating revenues	$—	$1,230	$7,691	$6,326	$(1,205)	$14,042
Cost of sales	2	1,135	6,766	5,776	(1,205)	12,474
Selling, general and administrative expenses	2	85	11	149	—	247
Research and development expenses	—	16	7	33	—	56

Operating income (loss)	(4)	(6)	907	368	—	1,265
Interest income (expense), net	7	(178)	4	(1)	4	(164)
Other income (expense), net	12	(7)	37	7	(4)	45
Income (loss) from equity investments	829	592	(112)	73	(1,309)	73
Reorganization items	—	(19)	(8)	(1)	—	(28)
(Provision for) benefit from income taxes	(40)	84	(354)	(78)	—	(388)

Net income	804	466	474	368	(1,309)	803
Less: net loss attributable to non-controlling interests	—	—	—	1	—	1

Net income attributable to the Company	$804	$466	$474	$369	$(1,309)	$804

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
CONDENSED CONSOLIDATING FINANCIAL INFORMATION
STATEMENT OF INCOME
Six Months Ended June 30, 2011

	Successor
						Consolidated
	LyondellBasell			Non-		LyondellBasell
Millions of dollars	N.V.	LCC	Guarantors	Guarantors	Eliminations	N.V.
Sales and other operating revenues	$—	$2,438	$13,770	$12,298	$(2,212)	$26,294
Cost of sales	2	2,249	12,085	11,293	(2,212)	23,417
Selling, general and administrative expenses	5	162	29	262	—	458
Research and development expenses	—	16	14	59	—	89

Operating income (loss)	(7)	11	1,642	684	—	2,330
Interest income (expense), net	15	(344)	8	(2)	4	(319)
Other income (expense), net	(42)	(23)	31	40	(4)	2
Income (loss) from equity investments	1,517	1,070	(192)	131	(2,395)	131
Reorganization items	—	(20)	(8)	(2)	—	(30)
(Provision for) benefit from income taxes	(16)	141	(618)	(158)	—	(651)

Net income	1,467	835	863	693	(2,395)	1,463
Less: net loss attributable to non-controlling interests	—	—	—	4	—	4

Net income attributable to the Company	$1,467	$835	$863	$697	$(2,395)	$1,467

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
CONDENSED CONSOLIDATING FINANCIAL INFORMATION
STATEMENT OF INCOME
May 1 through June 30, 2010

	Predecessor
						Consolidated
	LyondellBasell			Non-		LyondellBasell
Millions of dollars	AF	LCC	Guarantors	Guarantors	Eliminations	AF
Sales and other operating revenues	$—	$687	$3,420	$3,388	$(723)	$6,772
Cost of sales	7	704	3,161	3,049	(723)	6,198
Selling, general and administrative expenses	(2)	24	40	67	—	129
Research and development expenses	—	3	4	16	—	23

Operating income (loss)	(5)	(44)	215	256	—	422
Interest income
(expense), net	9	(121)	(3)	(5)	—	(120)
Other income (expense), net	16	(9)	—	47	—	54
Income (loss) from equity investments	325	161	(94)	28	(393)	27
Reorganization items	—	(5)	—	(3)	—	(8)
(Provision for) benefit from income taxes	—	52	(75)	(5)	—	(28)

Net income (loss)	345	34	43	318	(393)	347
Less: net income attributable to non-controlling interests	(3)	—	—	(2)	—	(5)

Net income attributable to the Company	$342	$34	$43	$316	$(393)	$342

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
CONDENSED CONSOLIDATING FINANCIAL INFORMATION
STATEMENT OF INCOME
April 1 through April 30, 2010

	Predecessor
						Consolidated
	LyondellBasell			Non-		LyondellBasell
Millions of dollars	AF	LCC	Guarantors	Guarantors	Eliminations	AF
Sales and other operating revenues	$—	$387	$2,001	$1,671	$(347)	$3,712
Cost of sales	(25)	373	1,760	1,523	(347)	3,284
Selling, general and administrative expenses	2	30	26	33	—	91
Research and development expenses	—	(1)	4	11	—	14

Operating income (loss)	23	(15)	211	104	—	323
Interest income (expense), net	8	(276)	1	(32)	—	(299)
Other expense, net	(7)	(7)	—	(91)	40	(65)
Income (loss) from equity investments	7,488	5,101	2,702	165	(15,427)	29
Reorganization items	1,042	2,827	3,019	293	—	7,181
(Provision for) benefit from income taxes	—	(192)	1,504	15	—	1,327

Net income (loss)	8,554	7,438	7,437	454	(15,387)	8,496
Less: net loss attributable to non-controlling interests	—	—	—	58	—	58

Net income attributable to the Company	$8,554	$7,438	$7,437	$512	$(15,387)	$8,554

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
CONDENSED CONSOLIDATING FINANCIAL INFORMATION
STATEMENT OF INCOME
For the four months ended April 30, 2010

	Predecessor
						Consolidated
	LyondellBasell			Non-		LyondellBasell
Millions of dollars	AF	LCC	Guarantors	Guarantors	Eliminations	AF
Sales and other operating revenues	$—	$1,355	$7,102	$6,238	$(1,228)	$13,467
Cost of sales	(25)	1,327	6,605	5,735	(1,228)	12,414
Selling, general and administrative expenses	9	42	95	162	—	308
Research and development expenses	—	3	12	40	—	55

Operating income (loss)	16	(17)	390	301	—	690
Interest income (expense), net	22	(618)	2	(114)	—	(708)
Other income (expense), net	(44)	18	4	(243)	—	(265)
Income from equity investments	7,452	5,367	2,532	93	(15,360)	84
Reorganization items	1,118	2,673	3,029	568	—	7,388
(Provision for) benefit from income taxes	—	(34)	1,432	(83)	—	1,315

Net income	8,564	7,389	7,389	522	(15,360)	8,504
Less: net loss attributable to non-controlling interests	—	—	—	60	—	60

Net income attributable to the Company	$8,564	$7,389	$7,389	$582	$(15,360)	$8,564

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
CONDENSED CONSOLIDATING FINANCIAL INFORMATION
STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2011

	Successor
						Consolidated
	LyondellBasell			Non-		LyondellBasell
Millions of dollars	N.V.	LCC	Guarantors	Guarantors	Eliminations	N.V.
Net cash provided by (used in) operating activities	$18	$(481)	$1,367	$343	$—	$1,247

Expenditures for property, plant and equipment	—	(13)	(353)	(116)	—	(482)
Proceeds from disposal of assets	—	5	58	7	—	70
Restricted cash	—	—	(197)	(42)	—	(239)
Loans to affiliates	—	(181)	(812)	—	993	—

Net cash provided by (used in) investing activities	—	(189)	(1,304)	(151)	993	(651)

Shares issued upon exercise of warrants	37	—	—	—	—	37
Dividends paid	(57)	—	—	—	—	(57)
Repayments of long-term debt	—	(260)	—	—	—	(260)
Proceeds from notes payable to affiliates	—	941	—	52	(993)	—
Payments of debt issuance costs	—	(15)	—	—	—	(15)
Other, net	2	(4)	—	(2)	—	(4)

Net cash provided by (used in) financing activities	(18)	662	—	50	(993)	(299)

Effect of exchange rate changes on cash	—	—	—	168	—	168

Increase (decrease) in cash and cash equivalents	—	(8)	63	410	—	465
Cash and cash equivalents at beginning of period	—	25	2,086	2,111	—	4,222

Cash and cash equivalents at end of period	$—	$17	$2,149	$2,521	$—	$4,687

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
CONDENSED CONSOLIDATING FINANCIAL INFORMATION
STATEMENT OF CASH FLOWS
May 1 through June 30, 2010

	Successor
						Consolidated
	LyondellBasell			Non-		LyondellBasell
Millions of dollars	N.V.	LCC	Guarantors	Guarantors	Eliminations	N.V.
Net cash provided by (used in) operating activities	$—	$(285)	$864	$526	$—	$1,105

Expenditures for property, plant and equipment	—	(1)	(71)	(41)	—	(113)
Proceeds from disposal of assets	—	—	—	4	—	4
Short-term investments	—	—	—	—	—	—
Restricted cash	—	—	—	(1)	—	(1)
Loans to affiliates	—	(371)	(3)	—	374	—

Net cash used in investing activities	—	(372)	(74)	(38)	374	(110)

Net repayments on revolving credit facilities	—	—	—	130	—	130
Payments of debt issuance costs	—	(2)	—	—	—	(2)
Proceeds from notes payable to affiliates	—	26	371	(23)	(374)	—
Other, net	—	14	(9)	—	—	5

Net cash provided by financing activities	—	38	362	107	(374)	133

Effect of exchange rate changes on cash	—	—	—	(86)	—	(86)

Increase (decrease) in cash and cash equivalents	—	(619)	1,152	509	—	1,042
Cash and cash equivalents at beginning of period	—	642	603	1,466	—	2,711

Cash and cash equivalents at end of period	$—	$23	$1,755	$1,975	$—	$3,753

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
CONDENSED CONSOLIDATING FINANCIAL INFORMATION
STATEMENT OF CASH FLOWS
For the four months ended April 30, 2010

	Predecessor
						Consolidated
	LyondellBasell			Non-		LyondellBasell
Millions of dollars	AF	LCC	Guarantors	Guarantors	Eliminations	AF
Net cash provided by (used in) operating activities	$(107)	$(590)	$(182)	$(46)	$—	$(925)

Expenditures for property, plant and equipment	—	(3)	(96)	(127)	—	(226)
Proceeds from disposal of assets	—	—	1	—	—	1
Short-term investments	—	—	10	2	—	12
Restricted cash	—	—	—	(11)	—	(11)
Contributions and advances to affiliates	(2,550)	—	—	—	2,550	—
Loans to affiliates	(57)	543	375	—	(861)	—

Net cash provided by (used in) investing activities	(2,607)	540	290	(136)	1,689	(224)

Issuance of class B ordinary shares	2,800	—	—	—	—	2,800
Repayments of debtor-in- possession term loan facility	—	(2,167)	—	(3)	—	(2,170)
Net repayments of debtor-in- possession revolving credit facility	—	(325)	—	—	—	(325)
Net borrowings on revolving credit facilities	—	—	—	38	—	38
Proceeds from short-term debt	—	—	—	8	—	8
Repayments of short-term debt	—	—	—	(14)	—	(14)
Issuance of long-term debt	—	3,242	—	—	—	3,242
Repayments of long-term debt	—	—	—	(9)	—	(9)
Payments of debt issuance costs	(86)	(154)	—	(13)	—	(253)
Contributions from owners	—	—	—	2,550	(2,550)	—
Proceeds from notes payable to affiliates	—	—	364	(1,225)	861	—
Other, net	—	—	2	(4)	—	(2)

Net cash provided by financing activities	2,714	596	366	1,328	(1,689)	3,315

Effect of exchange rate changes on cash	—	—	—	(13)	—	(13)

Increase in cash and cash equivalents	—	546	474	1,133	—	2,153
Cash and cash equivalents at beginning of period	—	96	129	333	—	558

Cash and cash equivalents at end of period	$—	$642	$603	$1,466	$—	$2,711

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
In addition to comparisons of current operating results with the same period in the prior year, we have included, as additional disclosure, certain “trailing quarter” comparisons of second quarter 2011 operating results to first quarter 2011 operating results. Our businesses are highly cyclical, in addition to experiencing some less significant seasonal effects. Trailing quarter comparisons may offer important insight into current business direction.
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
Foreign Currency Translations of Non-U.S. Denominated Financial Statements — In countries outside of the United States, we generally generate revenues and incur operating expenses denominated in local currencies. The predominant local currency of our operations outside of the United States is the Euro. The gains and losses that result from the process of translating foreign functional currency financial statements to U.S. dollars are included in Accumulated other comprehensive income (loss) in Stockholders’ equity. These translation adjustments may be material in any given period, based on the fluctuations of the Euro relative to the U.S. Dollar. In the quarters ended June 30, 2011 and March 31, 2011, increases in the value of the U.S. dollar relative to the Euro resulted in gains of $124 million and $376 million, respectively. Such gains, which are reflected in the $500 million gain in
To ensure a proper analysis of the quarter over quarter results, the effects of fresh-start accounting on the Successor period are specifically addressed throughout this discussion. The primary impacts of our reorganization pursuant to the Plan of Reorganization and the adoption of fresh-start accounting on our results of operations are as follows:
Tax Impact of Reorganization—The application of the tax provisions of the Internal Revenue Code to the Plan of Reorganization resulted in the reduction or elimination of the majority of our tax attributes that otherwise would have carried forward into 2011 and later years. As a result, we do not expect to retain any U.S. net operating loss carryforwards, alternative minimum tax credits or capital loss carryforwards. In addition, we expect that most, if not all, of our tax basis in depreciable assets will be eliminated. Accordingly, it is expected that our liability for U.S. income taxes in future periods will reflect these adjustments and we estimate our cash tax liabilities for the years following 2010 will be significantly higher than in 2009 or 2010. This situation may be somewhat postponed by the temporary bonus depreciation provisions contained in the Job Creation Act of 2010, which allows current year expensing for certain qualified acquisitions. As a result of certain prior year limitations on the deductibility of our interest expense in the U.S. we retained approximately $2,500 million of interest carryforwards which are available to offset future taxable income, subject to certain limitations.
Inventory—We adopted the last in, first out (“LIFO”) method of accounting for inventory upon implementation of fresh-start accounting. Prior to the emergence from bankruptcy, LyondellBasell AF used both the first in, first out

(“FIFO”) and LIFO methods of accounting to determine inventory cost. For purposes of evaluating segment results, management reviewed operating results for LyondellBasell AF determined using current cost, which approximates results using the LIFO method of accounting for inventory. Subsequent to the Emergence Date, our operating results are reviewed using the LIFO method of accounting for inventory. While determining the impact of the adoption of LIFO on predecessor periods is not practicable, we believe that the current cost method used by the Predecessor for segment reporting is similar to LIFO.
Depreciation and amortization expense—Depreciation and amortization expense is lower in the Successor period as a result of our revaluation of assets for fresh-start accounting. Depreciation and amortization as reported for all periods presented is as follows:

	Successor			Predecessor
	Three Months	Six Months	May 1	April 1	January 1
	Ended	Ended	through	through	through
	June 30,	June 30,	June 30,	April 30,	April 30,
Millions of dollars	2011	2011	2010	2010	2010
Cost of sales:
Depreciation	$179	$339	$93	$116	$464
Amortization	35	79	33	18	75

Research and development expenses:
Depreciation	4	9	2	3	8

Selling, general and administrative
expenses:
Depreciation	6	12	1	4	18

	$224	$439	$129	$141	$565

Interest expense—Lower interest expense in the Successor period was largely driven by the discharge or repayment of debt, upon which interest was accruing during the bankruptcy, through the Company’s reorganization on April 30, 2010 pursuant to the Plan of Reorganization, partially offset by interest expense on the new debt incurred as part of the emergence from bankruptcy.

	Successor			Predecessor
			May 1	April 1	January 1
	Three Months Ended	Six Months Ended	through	through	through
	June 30,	June 30,	June 30,	April 30,	April 30,
Millions of dollars	2011	2011	2010	2010	2010
Interest expense	$177	$340	$132	$302	$713

Accumulated other comprehensive income on the consolidated statement of stockholders’ equity at June 30, 2011, represent increases to comprehensive income for the respective periods.
Overview of Results of Operations
Global market conditions in the second quarter and first six months of 2011 improved from those experienced in the same periods in 2010 as general economic activities and demand in the durable goods sector, particularly the automotive markets, were higher. As a result, demand and operating rates were higher in 2011 than in 2010.
Excluding the impacts of fresh-start accounting, operating results in the second quarter and first six months 2011 generally reflected higher product margins compared to the same periods in 2010. The O&P-Americas business segment benefited from higher product margins driven by lower natural gas liquid prices relative to the price of crude oil. Higher operating results in the O&P-EAI and the I&D businesses were primarily a reflection of higher product margins and higher sales volumes due to improvement in the global economy and in the durable goods markets. The Refining and Oxyfuels business segment results reflected the benefit of higher refining margins at the Houston refinery. Revenues associated with licenses granted in prior periods contributed to higher results in the Technology segment.
Results of operations for the Successor and Predecessor periods discussed in these “Results of Operations” are presented in the table below.

	Successor			Predecessor
	Three Months		May 1	April 1	January 1
	Ended	Six Months Ended	through	through	through
	June 30,	June 30,	June 30,	April 30,	April 30,
Millions of dollars	2011	2011	2010	2010	2010
Sales and other operating revenues	$14,042	$26,294	$6,772	$3,712	$13,467
Cost of sales	12,474	23,417	6,198	3,284	12,414
Selling, general and administrative expenses	247	458	129	91	308
Research and development expenses	56	89	23	14	55

Operating income	1,265	2,330	422	323	690
Interest expense	(177)	(340)	(132)	(302)	(713)
Interest income	13	21	12	3	5
Other income (expense), net	45	2	54	(65)	(265)
Income from equity investments	73	131	27	29	84
Reorganization items	(28)	(30)	(8)	7,181	7,388
Provision for (benefit from) income taxes	388	651	28	(1,327)	(1,315)

Net income	$803	$1,463	$347	$8,496	$8,504

RESULTS OF OPERATIONS
Revenues—Revenues increased by $3,558 million, or 34%, in the second quarter 2011 compared to the second quarter 2010 and $6,055 million, or 30%, in the first six months of 2011 compared to the first six months of 2010. Higher average product prices were responsible for revenue increases of 19% and 17%, respectively, in the second quarter and first six months of 2011, while higher sales volumes added the remaining 15% and 13%, respectively, compared to the same periods in 2010. Average product sales prices were higher across most products and sales volumes increased primarily due to higher refining volumes and, to a lesser extent, higher sales volumes for European olefins and styrene.

Cost of Sales—The $2,992 million and $4,805 million increases in cost of sales for the second quarter and first six months was primarily due to higher raw material costs, which reflect the effects of higher prices for crude oil and other hydrocarbons compared to the second quarter and first six months of 2010. Depreciation and amortization expense was lower by $46 million and $247 million, respectively, in the second quarter and first six months of 2011 compared to the combined second quarter and first six months of 2010, primarily due to the $7,474 million write-down of Property, plant and equipment associated with the April 2010 revaluation of our assets in fresh-start accounting. The 2010 Successor period included a $333 million non-cash charge to adjust the value of inventory at June 30, 2010 to market value, which was lower than the April 30, 2010 value applied during fresh-start accounting.
SG&A Expenses— Selling, general and administrative (“SG&A”) expenses in the second quarter and first six months of 2011 were higher by $27 million and $21 million, respectively, compared to the second quarter and first six months of 2010. The increases reflect charges associated with activities to reorganize certain functional organizations, partially offset by lower employee-related expenses as a result of a lower headcount.
R&D Expenses—Research and development (“R&D”) expenses in the second quarter and first six months of 2011 increased $19 million and $11 million, respectively, primarily due to $16 million of charges related to employee severance and asset retirement obligations associated with an R&D facility that is being relocated.
Operating Income—The increases in operating income in the second quarter and first six months of 2011, compared to the second quarter and first six months of 2010, are primarily due to higher product margins across most of our products, and the effect of higher refining and product sales volumes. Operating results in the second quarter and first six months of 2011 and the Successor period in 2010 benefited from lower depreciation and amortization expense of $46 million, $255 million and $209 million, respectively, primarily due to the $7,474 million write-down of Property, plant, and equipment associated with the revaluation of our assets in fresh-start accounting in April 2010. Results in the 2010 Successor period included a $333 million non-cash charge to adjust inventory as described above. Operating results for each of our business segments are reviewed further in the “Segment Analysis” section below.
Interest Expense—Interest expense was $257 million and $505 million lower in the second quarter and first six months 2011 compared to the same periods in 2010, primarily due to the repayment or discharge of higher cost debt on the Emergence Date in accordance with the Plan of Reorganization, upon which interest had been accruing during the bankruptcy, and the repayment of $1,486 million of debt since the beginning of the fourth quarter 2010.
Other Income (Expense), net—Other income, net, in the second quarter and first six months of 2011 included a $41 million gain on the sale of surplus precious metals and the fair value adjustment of the warrants to purchase our shares, which reflected a $6 million benefit in the second quarter 2011 and a negative effect of $59 million in the first six months of 2011. The first six months of 2011 also benefited from $7 million of foreign exchange gains.
Other expense, net, in the second quarter and first six months of 2010 included foreign exchange losses of $14 million and $218 million, respectively. The foreign exchange losses for the first six months of 2010 are primarily related to the revaluation of third party debt of certain of our subsidiaries due to a decrease in the foreign exchange rates in effect at June 30, 2010 compared to December 31, 2009. Such debt was denominated in currencies other than the functional currencies of these subsidiaries and was refinanced upon emergence from bankruptcy.
Reorganization Items—The Company had reorganization items expense totaling $28 million and $30 million in the second quarter and first six months of 2011, respectively, and income from reorganization items of $7,173 million and $7,380 million in the second quarter and first six months of 2010. Income from reorganization items in the 2010 periods included gains totaling $13,617 million related to settlement of liabilities subject to compromise, deconsolidation of entities upon emergence, adjustments related to rejected contracts, and a reduction of environmental remediation liabilities. These gains were partially offset by a charge of $6,278 million related to the changes in net assets resulting from the application of fresh-start accounting and by several one-time emergence costs, including the success and other fees earned by certain professionals upon the Company’s emergence from bankruptcy, damages related to the rejection of executory contracts and plant closure costs.

Income Tax—Our effective income tax rate for the first six months of 2011 was 30.8% resulting in tax expense of $651 million on pretax income of $2,114 million. The 2011 effective income tax rate was lower than the U.S. statutory 35% rate primarily due to the effect of pretax income in countries with lower statutory tax rates and tax deductible foreign currency losses which were partially offset by the non-deductible expenses related to stock warrants. In the two months Successor period ended June 30, 2010, we recorded a tax provision of $28 million, representing an effective tax rate of 7.5% on pre-tax income of $375 million. In the four months ended April 30, 2010, the Predecessor recorded a tax benefit of $1,315 million, representing a negative effective tax rate of 18.3% on pretax income of $7,189 million. The provision for the 2010 Successor period differs from the statutory 35% rate primarily due to the fact that in several countries the Company generated either income with no tax expense or losses where no tax benefit was recorded due to valuation allowances on our deferred tax assets in those countries.
Net Income—The following table summarizes the major components contributing to net income:

	Successor			Predecessor
	Three
	Months	Six Months	May 1	April 1	January 1
	Ended	Ended	through	through	through
	June 30,	June 30,	June 30,	April 30,	April 30,
	2011	2011	2010	2010	2010
Millions of dollars
Operating income	$1,265	$2,330	$422	$323	$690
Interest expense, net	(164)	(319)	(120)	(299)	(708)
Other income (expense), net	45	2	54	(65)	(265)
Income from equity investments	73	131	27	29	84
Reorganization items	(28)	(30)	(8)	7,181	7,388
Provision for (benefit from) income taxes	388	651	28	(1,327)	(1,315)

Net income	$803	$1,463	$347	$8,496	$8,504

Second Quarter 2011 versus First Quarter 2011—Net income was $803 million in the second quarter 2011 compared to $660 million in the first quarter 2011. Net income in the first quarter 2011 reflected a net pretax charge of $59 million related to the fair value adjustment of our outstanding warrants, partially offset by a $34 million pretax insurance recovery associated with misappropriation of assets. The second quarter 2011 reflected pretax charges totaling $102 million, including $61 million related to corporate restructurings, $28 million of reorganization items, $16 million of environmental charges and $12 million related to the early repayment of debt. These charges were partially offset by pretax benefits totaling $47 million, including a $41 million benefit from the sale of surplus precious metals. Apart from these items, net income in the second quarter 2011 reflected improvements in operating results for most of our business segments. These net benefits were partially offset by lower net operating income for the technology business segment and a higher provision for income taxes in the second quarter 2011.
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

	Successor			Predecessor
	Three
	Months	Six Months	May 1	April 1	January 1
	Ended	Ended	through	through	through
	June 30,	June 30,	June 30,	April 30,	April 30,
	2011	2011	2010	2010	2010
Millions of dollars
Sales and other operating revenues:
O&P — Americas segment	$4,010	$7,582	$2,004	$1,163	$4,183
O&P — EAI segment	4,264	8,208	2,140	1,066	4,105
I&D segment	1,777	3,469	940	504	1,820
Refining and Oxyfuels segment	5,833	10,553	2,403	1,333	4,748
Technology segment	126	265	75	35	145
Other, including intersegment eliminations	(1,968)	(3,783)	(790)	(389)	(1,534)

Total	$14,042	$26,294	$6,772	$3,712	$13,467

Operating income (loss):
O&P — Americas segment	$509	$930	$149	$175	$320
O&P — EAI segment	207	386	114	44	115
I&D segment	235	469	109	34	157
Refining and Oxyfuels segment	296	460	14	29	(99)
Technology segment	23	89	23	8	39
Other, including intersegment eliminations	(5)	(4)	13	18	(41)
Current cost adjustment	—	—	—	15	199

Total	$1,265	$2,330	$422	$323	$690

Income (loss) from equity investments:
O&P — Americas segment	$8	$11	$3	$1	$5
O&P — EAI segment	61	112	25	28	80
I&D segment	4	8	(1)	—	(1)

Total	$73	$131	$27	$29	$84

Olefins and Polyolefins—Americas Segment
Overview—In the second quarter and first six months of 2011, the U.S. ethylene industry benefited from processing natural gas liquids, which yielded lower cost ethylene compared to that produced from crude oil-based liquids, which is the predominant feedstock used in the rest of the world. Ethylene margins remained strong in 2011 primarily due to advantaged prices for ethane, which was the favored feedstock during the second quarter and first six months of 2011, and high co-product sales prices. The polyethylene market decreased as a result of general industry conditions and because certain customers delayed purchases in anticipation of lower prices. Increasing prices for propylene throughout the second quarter and most of the first six months of 2011 pressured the polypropylene market. Operating results for both 2011 periods and the Successor period in 2010 also reflected the impacts of fresh-start accounting, including the benefit of lower depreciation and amortization expense related to the write-down of segment assets. The 2010 Successor period also includes the negative impact of a non-cash charge to adjust inventory to market value (see “Results of Operations-Cost of Sales”).
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
In the U.S., we have significant capability to shift the ratio of raw materials used in the production of ethylene and its co-products to take advantage of the relative costs of heavy liquids and NGLs.
Production economics for the U.S. industry have favored NGLs during 2011. As a result, we focused on maximizing the use of NGLs at our U.S. plants. During the second quarter of 2011, approximately 80% of our ethylene production was from NGLs. A temporary disruption of NGLs supply from one of our suppliers in the first quarter of 2011 modestly reduced the amount of our ethylene production from NGLs in the first six months of 2011 to approximately 75%. Based on current trends and assuming the price of crude oil remains at a high level, we would expect production economics in the U.S. to continue to favor NGLs for the near and mid-term.
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

	Average Benchmark Price and Percent Change
	Versus Prior Year Period Average
	Three months ended			Six Months Ended
	June 30,			June 30,
	2011	2010	Change	2011	2010	Change
Crude oil — dollars per barrel	102.34	78.05	31%	98.50	78.46	26%
Natural gas — dollars per million BTUs	4.43	4.04	10%	4.31	4.70	(8)%
Weighted average cost of ethylene production — cents per pound	33.8	26.7	27%	33.2	30.4	9%
United States — cents per pound:
Ethylene	57.5	45.6	26%	53.4	49.0	9%
Polyethylene (HD)	95.3	84.0	13%	91.5	83.7	9%
Propylene — polymer grade	87.3	63.3	38%	79.5	62.4	27%
Polypropylene	113.8	89.8	27%	107.3	88.8	21%

The following table sets forth the O&P—Americas segment’s sales and other operating revenues, operating income, income from equity investments and selected product sales volumes.

	Successor			Predecessor
	Three
	Months	Six Months	May 1	April 1	January 1
	Ended	Ended	through	through	through
	June 30,	June 30,	June 30,	April 30,	April 30,
	2011	2011	2010	2010	2010
Millions of dollars
Sales and other operating revenues	$4,010	$7,582	$2,004	$1,163	$4,183
Operating income	509	930	149	175	320
Income from equity investments	8	11	3	1	5

Production Volumes, in millions of pounds
Ethylene	1,929	4,018	1,249	749	2,768
Propylene	556	1,325	513	264	1,019
Sales Volumes, in millions of pounds
Polyethylene	1,377	2,782	885	435	1,765
Polypropylene	611	1,196	449	221	836
Revenues—O&P—Americas revenues increased by $843 million, or 27%, in the second quarter 2011, compared to the same period in 2010 and by $1,395 million, or 23%, in the first six months of 2011 compared to same period in 2010. Higher average sales prices for most products in the second quarter and first six months of 2011 were responsible for revenue increases of 31% and 26%, respectively, while lower sales volumes reduced revenues by 4% in each period. An improved supply/demand balance and higher crude-oil based raw material costs have contributed to the higher average sales prices seen to date in 2011.
Operating Income—Operating results for the O&P—Americas segment in the second quarter and first six months of 2011 reflected increases of $185 million and $461 million, respectively, compared to the second quarter and first six months of 2010. Operating results for the 2010 Successor period were negatively impacted by a $171 million non-cash charge to adjust inventory at June 30, 2010 to market value, which was lower than the April 30, 2010 value applied during fresh-start accounting. The second quarter and first six months of 2011 benefited from lower depreciation expense of $33 million and $94 million, respectively, compared to the same periods in 2010. This was a result of the application of fresh-start accounting and the revaluation of our assets.
Both the second quarter 2011 and 2010 showed strong operating results for ethylene and polyethylene; however, operating income for the second quarter 2011 was slightly lower than the comparative period. Our second quarter 2010 operating results reflected a benefit from planned and unplanned competitor outages as margins were especially strong during that period. Operating results for the second quarter 2011 included the negative impact of a major turnaround at our Channelview plant and a utility supplier outage at our Morris, Illinois facility. Lower polypropylene operating results in the second quarter 2011 reflected the effects of elevated raw material costs and lower sales volumes as certain customers delayed purchases in anticipation of a decrease in polypropylene prices.
The $461 million increase in operating results for the first six months of 2011 compared to the first six months of 2010 was primarily the result of higher polyethylene product margins and sales volumes. Polyethylene product margins in 2011, particularly in the first quarter, were higher than those attained in the same periods of 2010 as higher average sales prices driven by strong demand more than offset higher ethylene feedstock costs. Polyethylene sales volumes increased 5% during the first half of 2011 primarily due to sales being limited by planned maintenance at one of our plants during the first half of 2010.
Second Quarter 2011 versus First Quarter 2011—The O&P—Americas segment had operating income of $509 million in the second quarter 2011 compared to $421 million in the first quarter 2011. The increase in operating results for the second quarter 2011 reflects higher product margins for ethylene and the effect of higher polypropylene sales volumes, which more than offset the effect of lower polyethylene product margins and sales volumes. The higher product margins for ethylene were primarily the result of higher average sales prices. The lower product margins for polyethylene reflect higher average sales prices which could not keep pace with increases in the price of ethylene. Polyethylene volumes were lower reflecting inventory-related buying patterns, general market conditions and the effect of planned and unplanned production outages.
Olefins and Polyolefins—Europe, Asia and International Segment
Overview—Ethylene market demand in Europe in the second quarter and first six months of 2011 was comparable to that in the second quarter and first six months of 2010. Ethylene industry margins expanded in 2011 as benchmark average sales prices increased more than the benchmark weighted average cost of ethylene production. Market demand for polyolefins in the second quarter of 2011 reflected the effect of delayed purchases as customers anticipated lower prices. Market demand for polyolefins was reduced in the second quarter of 2011 compared to second quarter 2010 and first quarter 2011. Total demand for the first six months of 2011 reflects a small increase over the same period in 2010.
In the second quarter and first six months of 2011, operating results for the O&P—EAI segment reflected strong product margins, particularly for ethylene, butadiene, and polypropylene, and higher sales volumes across most products compared to the second quarter and first six months of 2010. Operating results for the both 2011 periods and the Successor period in 2010 also reflected the impacts of fresh-start accounting, including the benefit of lower depreciation and amortization expense related to the write-down of segment assets. The 2010 Successor period also includes the negative impact of a non-cash charge to adjust inventory to market value (see “Results of Operations-Cost of Sales”).
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

	Average Benchmark Price and Percent Change
	Versus Prior Year Period Average
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2011	2010	Change	2011	2010	Change
Brent crude oil — dollars per barrel	115.95	79.41	46%	110.80	78.61	41%
Western Europe — €0.01 per pound
Weighted average cost of ethylene production	35.4	27.3	30%	35.0	28.0	25%
Ethylene	54.7	43.7	25%	53.4	42.6	25%
Polyethylene (high density)	65.9	53.8	22%	64.0	52.6	22%
Propylene	55.3	45.1	23%	53.1	42.0	26%
Polypropylene (homopolymer)	69.4	60.3	15%	68.0	55.8	22%

Average Exchange Rate — $US per €	1.4394	1.2749	13%	1.4026	1.3273	6%

The following table sets forth the O&P—EAI segment’s sales and other operating revenues, operating income, income from equity investments and selected product production and sales volumes.

	Successor			Predecessor
	Three
	Months	Six Months	May 1	April 1	January 1
	Ended	Ended	through	through	through
	June 30,	June 30,	June 30,	April 30,	April 30,
	2011	2011	2010	2010	2010
Millions of dollars
Sales and other operating revenues	$4,264	$8,208	$2,140	$1,066	$4,105
Operating income	207	386	114	44	115
Income from equity investments	61	112	25	28	80

Production volumes, in millions of pounds
Ethylene	999	1,996	595	247	1,108
Propylene	631	1,239	388	152	661
Sales volumes, in millions of pounds
Polyethylene	1,279	2,584	811	419	1,658
Polypropylene	1,631	3,335	1,183	580	2,117
Revenues—Revenues increased by $1,058 million and $1,963 million, respectively, in the second quarter and first six months of 2011 compared to revenues in the second quarter and first six months of 2010 primarily due to higher average product sales prices and to a lesser extent, higher sales volumes, mainly in olefins. The sales price increases reflect the effects of higher raw material costs and demand, which was particularly weak in the first half of 2010. Higher average sales prices were responsible for revenue increases of 32% in the second quarter 2011 and 27% in the first six months of 2011 compared to the overall revenue increases of 33% and 31%, respectively. The remaining increases in both periods were due to higher sales volumes.
Operating Income—Operating results for the O&P—EAI segment increased by $49 million and $157 million, respectively, in the second quarter and first six months of 2011 compared to the same periods in 2010. The operating results of our O&P—EAI business segment were higher in the second quarter and first six months of 2011 compared to the same periods in 2010, but reflected the impact of charges associated with activities to reorganize certain functional organizations and for increased liabilities at our Wesseling, Germany site. Improved business results were primarily a result of higher product margins for ethylene, butadiene and polypropylene and the effect of higher sales volumes for most products, partially offset by lower product margins for polyethylene. The strength in butadiene margins reflects strong global demand coupled with constrained supply as a result of a global preference for NGL processing. The lower product margins for polyethylene in the first half of 2011 reflect higher monomer prices compared to those experienced in the comparable 2011 period. Operating results for the 2010 Successor period included a $23 million charge for a plant closure and other costs related to a polypropylene plant in Terni, Italy, and a $5 million non-cash charge to adjust inventory at June 30, 2010 to market value, which was lower than the April 30, 2010 value applied during the application of fresh-start accounting. Depreciation and amortization expense was $17 million lower in the first six months of 2011 compared to the same 2010 period primarily due to the write-down of Property, plant and equipment associated with the revaluation of our assets in fresh-start accounting.
Second Quarter 2011 versus First Quarter 2011—The O&P¯EAI segment had operating income of $207 million in the second quarter 2011 compared to $179 million in the first quarter 2011. The increase in operating results in the second quarter 2011, compared to the first quarter 2011, is primarily attributable to higher olefins margins, partially offset by fixed costs in the second quarter 2011 that reflect higher maintenance spending and a charge for reorganization activities. The higher product margins for olefins reflected the benefit of falling naphtha prices after monthly product prices had been settled. The combined operating results of polyethylene, polypropylene and polypropylene compounding reflected an improvement of approximately $10 million. Together, polypropylene and polypropylene compounding results improved primarily due to higher margins for polypropylene as volumes remained relatively unchanged. Polyethylene volumes were relatively unchanged.
Intermediates and Derivatives Segment
Overview—The PO and PO derivatives market remained generally steady during the second quarter and first six months of 2011 despite the effect of rising propylene prices.
The I&D segment results for the second quarter and first six months of 2011 reflected higher product margins for intermediates, acetyls, EO and derivatives and styrene. PO and derivative operating results in the first six months of 2011, compared to the same period in 2010, reflected the effect of higher deicer sales volumes, while results for the second quarter 2011 remained relatively unchanged. Operating results for the second quarter and first six months of 2011 reflected the impacts of fresh-start accounting, including the benefit of lower depreciation and amortization expense related to the write-down of segment assets. The 2010 Successor period also includes the negative impact of a non-cash charge to adjust inventory to market value. See “Results of Operations—Cost of Sales.”
The following table sets forth the Intermediates & Derivatives segment’s sales and other operating revenues, operating income, income from equity investments and selected product sales volumes.

	Successor			Predecessor
	Three
	Months	Six Months	May 1	April 1	January 1
	Ended	Ended	through	through	through
	June 30,	June 30,	June 30,	April 30,	April 30,
	2011	2011	2010	2010	2010
Millions of dollars
Sales and other operating revenues	$1,777	$3,469	$940	$504	$1,820
Operating income	235	469	109	34	157
Income (loss) from equity investments	4	8	(1)	—	(1)

Sales Volumes, in millions of pounds
PO and derivatives	791	1,629	516	265	1,134
EO and derivatives	277	565	157	93	358
Styrene	817	1,669	511	269	858
Acetyls	417	855	300	139	518
TBA intermediates	459	944	329	141	613
Revenues—Revenues for the second quarter and first six months of 2011 increased $333 million and $709 million compared to the second quarter and first six months of 2010, respectively. The second quarter and first six months of 2010 include revenues of our Flavor and Fragrances business, which was sold in December 2010. These revenues were approximately 3% of total I&D segment revenues in each of the periods in 2010. Higher average sales prices resulted in revenue increases of 19% and 15%, respectively, in the second quarter and first six months of 2011. Higher sales volumes were responsible for revenue increases of 7% and 14% in the second quarter and first six months of 2011, respectively. Average sales prices for most products and were higher in both 2011 periods, and in the first six months of 2011, styrene and to a lesser extent EO and derivatives were the main contributors to volume increases.
Operating Income—Operating results for the I&D segment reflected an increase of $92 million in the second quarter 2011 compared to the second quarter 2010 and an increase of $203 million in the first six months of 2011 compared to the same 2010 period. Significant margin expansion in both 2011 periods resulted in higher product margins for acetyls, EO and derivatives and TBA intermediates, and in the first six months of 2011, higher styrene margins. Operating results for PO and PO derivatives remained relatively steady in the 2011 periods compared to the same periods in 2010. Operating results in the second quarter and first six months of 2011 benefited from lower depreciation and amortization expense of $8 million and $43 million, respectively, compared to the combined second quarter and first six months of 2010 primarily due to the write-down of Property, plant and equipment associated with the revaluation of our assets in fresh-start accounting. Operating results for the 2010 Successor period were negatively impacted by a $25 million non-cash charge to adjust inventory at June 30, 2010 to market, which was lower than the value at April 30, 2010 applied during fresh-start accounting.
Second Quarter 2011 versus First Quarter 2011—The I&D segment had operating income of $235 million in the second quarter 2011 compared to $234 million in the first quarter 2011. Operating results for the second quarter 2011 primarily reflected higher product margins for acetyls and styrene, partially offset by the effect of lower PO and PO derivative sales volumes with the end of the aircraft deicer season. Margins for acetyls and styrene benefited from higher average sales prices. Product margins for PO and PO derivatives remained relatively unchanged.
Refining and Oxyfuels Segment
Overview—Benchmark U.S. heavy crude refining margins were higher in the second quarter and first six months of 2011 as a result of higher discounts for heavy crude oil. European refining margins were challenged by industry overcapacity and the loss of Libyan crude oil supply. Oxyfuels margins in 2011 improved compared to 2010 due to higher gasoline prices relative to the cost of natural gas liquids-based raw material costs.
Segment operating results in the second quarter and first six months of 2011 primarily reflected the effect of higher crude oil refining margins, higher oxyfuels margins, and increased crude runs at the Houston refinery compared to the same periods in 2010. Crude processing rates at the Houston refinery were significantly higher in the second quarter 2011, compared to the second quarter 2010, as the refinery experienced a crude unit shutdown in 2010. Second quarter 2011 crude processing rates at the Berre refinery were lower than the second quarter 2010 as crude margins did not support higher processing rates. Oxyfuels results in the second quarter and first six months of 2011 were higher compared to the same period in 2010. Operating results for the second quarter and first six months of 2011 and the Successor period in 2010 reflect the impacts of fresh-start accounting, including the benefit of lower depreciation and amortization expense related to the write-down of segment assets. In addition, the 2010 Successor period was negatively impacted by a non-cash charge to adjust inventory to market value. See “Results of Operations—Cost of Sales.”

The following table sets forth the Refining and Oxyfuels segment’s sales and other operating revenues, operating income and sales volumes for certain gasoline blending components for the applicable periods. In addition, the table shows market refining margins for the U.S. and Europe and MTBE margins in Northwest Europe (“NWE”). In the U.S., “LLS,” or Light Louisiana Sweet and “WTI,” or West Texas Intermediate, are light crude oils, while “Maya” is a heavy crude oil. In Europe, “Urals — 4-1-2-1” is a measure of West European refining margins.

	Successor			Predecessor
	Three
	Months	Six Months	May 1	April 1	January 1
	Ended	Ended	through	through	through
	June 30,	June 30,	June 30,	April 30,	April 30,
	2011	2011	2010	2010	2010
Millions of dollars
Sales and other operating revenues	$5,833	$10,553	$2,403	$1,333	$4,748
Operating income (loss)	296	460	14	29	(99)
Sales Volumes, in millions
Gasoline blending components - MTBE/ETBE (gallons)	206	398	159	77	266

Crude processing rates (thousands of barrels per day)
Houston Refinery	263	261	152	264	263

Berre Refinery	85	93	106	83	75

Market margins — $ per barrel
Light crude oil - 2-1-1 *	10.28	8.18	10.98	9.41	7.50
Light crude oil — Maya differential*	15.50	16.82	8.80	11.01	9.46

Total Maya 2-1-1	25.78	25.00	19.78	20.42	16.96

Urals — 4-1-2-1	7.71	7.75	7.53	6.93	6.17

Market margins — cents per gallon
MTBE — NWE	92.7	75.4	64.2	87.1	50.2

*	WTI crude oil was used as the Light crude reference for periods prior to 2011. As of January 1, 2011 Light Louisiana Sweet (“LLS”) crude oil is used as the Light crude oil reference. Beginning in early 2011, the WTI crude oil reference has not been an effective indicator of light crude oil pricing given the large location differential compared to other light crude oils.
Revenues—Revenues for the Refining and Oxyfuels segment increased $2,097 million and $3,402 million, respectively, in the second quarter and first six months of 2011 compared to second quarter and first six months of 2010. These increases are primarily due to higher average sales prices and the effect of higher refining sales volumes. Higher average sales prices were responsible for revenue increases of 48% and 40%, respectively, in the second quarter and first six months of 2011. The remaining increases in revenues of 8% and 7% in the second quarter and first six months of 2011 were related to higher sales volumes.
Houston refinery crude processing rates were higher by 39% and 15%, respectively, in the second quarter and first six months of 2011, compared to the same 2010 periods, primarily due to a crude unit fire in the second quarter 2010. Crude processing rates for the Berre refinery were 12% lower and 9% higher, respectively, in the second quarter and first six months of 2011, compared to the same 2010 periods, partially due to a local port strike in 2011.

Operating Income (Loss)—Operating results for the second quarter and first six months of 2011 increased by $253 million and $545 million, respectively, compared to the same periods in 2010. The improvement in the underlying operations of the refining and oxyfuels segment primarily reflects higher refining margins at the Houston refinery as indicated by the increase in the Maya 2-1-1 benchmark margin, and higher oxyfuels margins. Margins for oxyfuels products reflect the effect of higher spreads between the prices of gasoline and butane, a key raw material. Operating results in the first six months of 2011 include a $34 million insurance recovery associated with misappropriation of assets. Operating results for the second quarter and first six months of 2011 also benefited from lower depreciation expense of $12 million and $101 million, respectively, compared to the same 2010 periods as a result of the application of fresh-start accounting and the revaluation of our assets. Operating results for the 2010 Successor period were negatively impacted by a $132 million non-cash charge to adjust inventory at June 30, 2010 to market value, which was lower than the April 30, 2010 value applied during fresh-start accounting.
Second Quarter 2011 versus First Quarter 2011—The Refining and Oxyfuels segment had operating income of $296 million in the second quarter 2011 compared to $164 million in the first quarter 2011. The first quarter 2011 included a $34 million insurance recovery described above. The improvement in the second quarter 2011 was primarily driven by higher heavy crude oil refining margins, higher oxyfuels margins, and a full quarter of operation of the Houston refinery fluid catalytic cracker unit following the first quarter 2011 turnaround. Higher profits at the Houston refinery are due to higher industry margins, improved process unit operating performance, and commercial improvements in both crude oil acquisition and product sales. Crude processing rates at the Houston refinery were relatively unchanged in the second quarter 2011 compared to the first quarter 2011. Berre refinery crude processing rates were reduced by 14% in the second quarter 2011 in response to market conditions. Realized margins at the Berre refinery were lower in the second quarter 2011 as replacement crude oils for Libyan crudes became more expensive and sale prices for naphtha sold as petrochemical feedstock did not keep pace with the higher cost of raw materials. Oxyfuels product margins were seasonally higher in the second quarter 2011 compared to the first quarter 2011, reflecting the benefit of a higher spread between butane and gasoline and the higher demand for high octane, clean gasoline components.
Technology Segment
Overview—The Technology segment results in 2011 reflected higher research and development costs offset by higher licensing revenue in the first six months of 2011 compared to the comparable 2010 period. The following table sets forth the Technology segment’s sales and other operating revenues and operating income.

	Successor			Predecessor
	Three
	Months	Six Months	May 1	April 1	January 1
	Ended	Ended	through	through	through
	June 30,	June 30,	June 30,	April 30,	April 30,
	2011	2011	2010	2010	2010
Millions of dollars
Sales and other operating revenues	$126	$265	$75	$35	$145
Operating income	23	89	23	8	39
Revenues—Revenues for the second quarter and first six months of 2011 increased by $16 million, or 15%, and $45 million, or 20%, compared to second quarter and first six months of 2010, respectively. The increases were primarily due to the recognition in the 2011 periods of previously deferred process license revenue.
Operating Income—Operating income decreased by $8 million in the second quarter of 2011 and increased by $27 million in the first six months of 2011, compared to the second quarter and first six months of 2010. The decrease in the second quarter 2010 reflected higher R&D expenses, partially offset by the effects of higher revenue related to process licenses from prior years. The increase in the first six months of 2011 reflected the effects of higher revenue from process licenses from prior years, which was partially offset by higher R&D costs. Operating income in the

2010 periods reflected the impact of a slowdown in polyolefin projects that stemmed from the economic crisis in late 2008. The higher R&D costs include charges totaling $16 million for employee severance and asset retirement obligations related to an R&D facility that is being relocated.
Second Quarter 2011 versus First Quarter 2011 —The Technology segment had operating income of $23 million in the second quarter 2011 compared to $66 million in the first quarter 2011. Operating results in the second quarter decreased by $43 million primarily due to the effects of lower process license revenue, as well as higher R&D costs. The higher R&D costs include charges totaling $16 million for employee severance and asset retirement obligations related to an R&D facility that is being relocated.
FINANCIAL CONDITION
Operating, investing and financing activities of continuing operations, which are discussed below, are presented in the following table:

	Successor		Predecessor
	Six Months	May 1	January 1
	Ended	through	through
	June 30,	June 30,	April 30,
	2011	2010	2010
Millions of dollars
Source (use) of cash:
Operating activities	$1,247	$1,105	$(925)
Investing activities	(651)	(110)	(224)
Financing activities	(299)	133	3,315
Operating Activities—Cash of $1,247 million provided in the first six months of 2011 primarily reflected an increase in earnings and higher distributions from our joint ventures, partially offset by an increase in cash used by the main components of working capital and company contributions to our pension plans. The $180 million of cash provided in the combined first six months of 2010 primarily reflected an increase in earnings offset by payments of reorganization items and certain annual payments related to sales rebates, employee bonuses, property taxes and insurance premiums.
The main components of working capital used cash of $481 million in the first six months of 2011 compared to $348 million in the first six months of 2010. The increase in these working capital components during the first half of 2011 reflects increases of $1,002 million and $619 million, respectively, in accounts receivable and inventory, partially offset by a $1,140 million increase in accounts payable. The increases in both accounts receivable and accounts payable reflects the effect of increasing prices over the period as well as the effect of a higher currency exchange rate on our European balances. The increase in inventory reflects temporary volume increases in our O&P EAI business segment and to a lesser extent, in our Refining and Oxyfuels business segment. Inventory was also affected by a higher currency exchange rate.
The $348 million use of cash by the main components of working capital in the first six months of 2010 reflected a $511 million increase in accounts receivable due to the effects of higher average sales prices and higher sales volumes and a $312 million increase in inventory, partially offset by a $475 million increase in accounts payable due to the higher costs and volumes of feedstocks, and more favorable payment terms. Price and volume changes in the first six months of 2010 more than offset the effects of lower exchange rates on the values of our European working capital.
Investing Activities—Cash of $651 million used in investing activities in the first six months of 2011 primarily reflects capital expenditures and a $239 million increase in restricted cash partially offset by $57 million in proceeds related to the sale of surplus precious metals. The increase in restricted cash is primarily related to the issuance of letters of credit, which are cash collateralized.

Investing activities of $334 million in the combined 2010 period reflect capital expenditures that were partially offset by $12 million in proceeds from a money market fund that had suspended rights to redemption in 2008.
The following table summarizes capital expenditures for the periods presented:

	Successor		Predecessor
	Six Months	May 1	January 1
	Ended	through	through
	June 30,	June 30,	April 30,
	2011	2010	2010
Millions of dollars
Capital expenditures by segment:
O&P—Americas	$204	$50	$52
O&P—EAI	79	31	102
I&D	20	5	8
Refining and Oxyfuels	159	22	49
Technology	10	3	12
Other	12	2	3

Total capital expenditures by segment	484	113	226
Less:
Contributions to PO Joint Ventures	2	—	—

Consolidated capital expenditures of continuing operations	$482	$113	$226

The capital expenditures in the 2010 Predecessor period presented in the table above exclude costs of major periodic maintenance and repair activities, including turnarounds and catalyst recharges of $71 million.
Financing Activities—Financing activities used cash of $299 million in the first six months of 2011 and provided $3,448 million in the combined 2010 period. In May 2011, we redeemed $203 million and €34 million ($50 million) of our 8% Senior Secured Notes due 2017, comprising 10% of the outstanding senior secured dollar notes and senior secured Euro notes at March 31, 2011. We paid $7 million of premiums in conjunction with the redemption of the notes. Also in May 2011, we paid cash dividends of $0.10 per share of common stock totaling $57 million to shareholders of record on May 5, 2011. In June 2011, we paid $15 million of fees related to the amendment of our U.S. ABL facility. In the first quarter of 2011, we received proceeds of $37 million upon conversion of outstanding warrants to common stock.
The 2010 Successor period reflects a net increase in borrowings of $132 million under our European Securitization facility and a $2 million payment related to a previous factoring facility in France.
As part of the emergence from bankruptcy, we received gross proceeds of $2,800 million on April 30, 2010 in connection with the issuance of shares in a rights offering and paid $86 million of fees, including $70 million of fees to equity backstop providers. On April 30, 2010, we also received net proceeds of $3,242 million from the issuance of new debt by our subsidiary, Lyondell Chemical, including Senior Secured Notes in the amounts of $2,250 million and €375 million ($497 million) and from proceeds of the Senior Term Loan Facility of $495 million, and paid related fees of $72 million.
Proceeds from the rights offering and the Senior Notes, along with borrowings under the Senior Term Loan Facility and the amended and restated European Securitization, were used to repay outstanding amounts of $3,152 million under our DIP financing arrangement and to pay a $195 million exit fee required under the arrangement. We also paid fees totaling $92 million in connection with our new U.S. ABL Facility and amended and restated European Securitization facility. Predecessor debt classified as Liabilities subject to compromise immediately prior to the emergence from bankruptcy was discharged pursuant to the Plan of Reorganization (see Note 3).

Apart from the payments reflected above, during the 2010 Predecessor period we repaid a $5 million Argentinean loan, made a $12 million mandatory quarterly amortization payment of a Dutch term loan, $3 million of which was related to the DIP financing arrangement, and made payments of $8 million on a previous factoring facility. In addition, we made payments totaling $13 million related to the extension of the DIP financing. We also had a net increase in borrowings of $47 million under the European Securitization facility in the 2010 Predecessor period.
Liquidity and Capital Resources—As of June 30, 2011, we had cash on hand of $4,687 million. In addition, we had total unused availability under our credit facilities of $2,382 million at June 30, 2011, which included the following:
•	$1,737 million under our $2,000 million U.S. ABL facility, which is subject to a borrowing base, net of outstanding borrowings and outstanding letters of credit provided under the facility. At June 30, 2011, we had $263 million of outstanding letters of credit and no outstanding borrowings under the facility.

•	€432 million and $25 million (totaling approximately $645 million) under our €450 million European receivables securitization facility. Availability under the European receivables securitization facility is subject to a borrowing base, net of outstanding borrowings. There were no outstanding borrowings under this facility at June 30, 2011.
In addition to the letters of credit issued under the U.S. ABL facility, we also have outstanding letters of credit totaling $221 million, which are collateralized by cash. Such cash is included in the $250 million of Restricted cash reflected on the Consolidated Balance Sheets as of June 30, 2011.
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
At June 30, 2011, we had total debt, including current maturities, of $5,865 million.
In June 2011, we obtained an amendment to our U.S. ABL facility to, among other things: (i) increase the facility to $2 billion; (ii) extend the maturity date to June 2016; (iii) reduce the applicable margin and commitment fee and (iv) amend certain covenants and conditions to provide additional flexibility
In March 2011, we amended and restated our Senior Secured Term Loan Agreement to, among other things, modify the term of the agreement and certain restrictive covenants. This amended and restated agreement matures in April 2014.
In May 2011, we announced our intention to seek a buyer for our Berre refinery in France.
We are party to certain registration rights agreements relating to our Senior Secured 8% Notes and our Senior Secured 11% Notes, which obligate us to conduct an exchange offer for the 8% notes and register the resale of the 11% notes held by affiliates with the SEC. The registration rights agreements require the registration statements for the exchange or resale, as applicable, to be effective with the SEC by May 3, 2011, which has not occurred. As a result, beginning May 4, 2011, we are subject to penalties in the form of increased interest rates as required by the registration rights agreement. The interest penalties are 0.25% per annum for applicable notes for the first 90 days that the registration statements are not effective, increasing by an additional 0.25% per annum for each additional 90 days, up to a maximum of 1.00% per annum. We do not expect the amount of penalties that we will ultimately pay to be material.
On August 3, 2011, the Management Board of the Company recommended to the Supervisory Board that the Company pay a dividend of $0.20 per share. The Supervisory Board has authorized and directed the Management Board to take actions necessary to pay the dividend. Subject to the Management Board’s adoption of a resolution declaring the dividend, it is expected that the dividend will be paid on September 7, 2011 to shareholders of record as of August 17, 2011. Management intends to declare interim dividends to the extent the Company’s cash flows and results of operations support such dividend payments in the future.
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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market and regulatory risks is described in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2010. Our exposure to such risks has not changed materially in the six months ended June 30, 2011.

Item 4. CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive and financial officers) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were not effective as of June 30, 2011, the end of the period covered by this Quarterly Report on Form 10-Q. The ineffectiveness was caused by the material weakness disclosed in Item 9A. of our Form 10-K for the year ended December 31, 2010 and Item 8.01 of our Current Report on Form 8-K/A filed on August 12, 2011.
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
In the six months ended June 30, 2011 and through the date of this quarterly report, the Company continues to implement measures to improve its internal controls in order to remediate the material weakness previously disclosed. Specifically, the Company implemented improved reporting processes designed to provide clarity of presentation and supporting documentation of its tax provision and is hiring additional personnel and retained outside resources to assist in the review and analysis of tax provision information. The Company believes these changes have materially affected its internal control over financial reporting by enhancing controls related to the material weakness previously identified. However, the material weakness will not be remediated until the enhanced procedures have been operating for a reasonable period of time.

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
Environmental Matters
From time to time we and our joint ventures receive notices or inquiries from federal, state or local governmental entities regarding alleged violations of environmental laws and regulations pertaining to, among other things, the disposal, emission and storage of chemical and petroleum substances, including hazardous wastes. Item 103 of the SEC’s Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and the proceedings involve potential monetary sanctions that we reasonably believe could exceed $100,000. There are no such matters pending as of June 30, 2011.
As part of the government settlement in the chapter 11 proceedings, the U.S., on behalf of EPA, was allowed a general unsecured claim of $499,000 against Millennium Specialty Chemicals Inc. and $480,000 against Houston Refining LP. In the case of the Houston refinery, the allegations arise from a 2007 EPA Clean Air Act inspection. In the case of Millennium Specialty Chemicals Inc., EPA conducted an inspection in 2008 at the Colonels Island, Georgia facility and questions were raised concerning handling of contaminated wastewater. The allowed claims settled the penalty amounts for alleged noncompliance based upon pre-petition activities; we are not aware of any active proceedings pending with respect to any post petition monetary sanctions.
Litigation and Other Matters
Information regarding our litigation and other legal proceedings can be found under the “Litigation and Other Matters” section of Note 14, Commitments and Contingencies, to the Condensed Consolidated Financial Statements.

Item 1A. RISK FACTORS
There have been no material changes from the risk factors disclosed in Item 1A of our Form 10-K filed with the Securities and Exchange Commission on March 18, 2011.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the quarter ended June 30, 2011, we issued 601,592 shares upon exercise of warrants. The warrants originally were issued on April 30, 2010, the date of our emergence from bankruptcy proceedings, with an exercise price of $15.90 per share. We received no proceeds from the exercises of the warrants, as they were exercised pursuant to a “cashless exercise” procedure pursuant to which we withhold shares that would otherwise be issued in payment of the exercise price.
The issuance of the warrants and the shares issued upon exercise of the warrants were exempt from the registration requirements of Section 5 of the Securities Act and any other applicable laws pursuant to Section 1145 of the Bankruptcy Code, which generally exempts distributions of securities in connection with plans of reorganization.
None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering.

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

LYONDELLBASELL INDUSTRIES N.V.

Date: August 12, 2011	/s/ Wendy M. Johnson
Wendy M. Johnson
Chief Accounting Officer and Controller (Chief Accounting and Duly Authorized Officer)