Form 10-Q
period 2011-09-30
LyondellBasell Industries N.V.
filed 2011-11-01
CIK 1489393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
The registrant had 577,441,527 ordinary shares, €0.04 par value, outstanding at October 28, 2011.

LYONDELLBASELL INDUSTRIES N.V.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF INCOME

	Successor				Predecessor
					January 1
	Three Months Ended		Nine Months Ended	May 1 through	through
	September 30,		September 30,	September 30,	April 30,
Millions of dollars, except earnings per share	2011	2010	2011	2010	2010
Sales and other operating revenues:
Trade	$13,023	$10,116	$38,716	$16,771	$13,260
Related parties	274	186	875	303	207

	13,297	10,302	39,591	17,074	13,467

Operating costs and expenses:
Cost of sales	11,538	9,075	34,955	15,273	12,414
Selling, general and administrative expenses	239	204	697	333	308
Research and development expenses	53	35	142	58	55

	11,830	9,314	35,794	15,664	12,777
Operating income	1,467	988	3,797	1,410	690
Interest expense	(155)	(182)	(495)	(314)	(713)
Interest income	10	(4)	31	8	5
Other income (expense), net	10	(97)	12	(43)	(265)

Income (loss) before equity investments, reorganization items and income taxes	1,332	705	3,345	1,061	(283)
Income from equity investments	52	29	183	56	84
Reorganization items	—	(13)	(30)	(21)	7,388

Income before income taxes	1,384	721	3,498	1,096	7,189
Provision for (benefit from) income taxes	489	254	1,140	282	(1,315)

Net income	895	467	2,358	814	8,504
Net loss attributable to non-controlling interests	—	7	4	2	60

Net income attributable to the Company	$895	$474	$2,362	$816	$8,564

Earnings per share:
Net income:
Basic	$1.56	$0.84	$4.14	$1.45

Diluted	$1.51	$0.84	$4.12	$1.45

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
Millions, except shares and par value data	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$5,609	$4,222
Restricted cash	292	11
Accounts receivable:
Trade, net	3,786	3,482
Related parties	252	265
Inventories	5,682	4,824
Prepaid expenses and other current assets	1,097	975

Total current assets	16,718	13,779
Property, plant and equipment, net	7,363	7,190
Investments and long-term receivables:
Investment in PO joint ventures	422	437
Equity investments	1,594	1,587
Related party receivables	4	14
Other investments and long-term receivables	67	67
Goodwill	598	595
Intangible assets, net	1,237	1,360
Other assets	264	273

Total assets	$28,267	$25,302

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
Millions, except shares and par value data	2011	2010
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$2	$4
Short-term debt	49	42
Accounts payable:
Trade	2,440	1,968
Related parties	867	793
Accrued liabilities	1,505	1,705
Deferred income taxes	315	319

Total current liabilities	5,178	4,831
Long-term debt	5,782	6,036
Other liabilities	2,021	2,183
Deferred income taxes	1,204	656
Commitments and contingencies
Stockholders’ equity:
Ordinary shares, €0.04 par value, 1,275 million shares authorized, 573,257,117 and 565,676,222 shares issued, respectively	31	30
Additional paid-in capital	10,265	9,837
Retained earnings	3,778	1,587
Accumulated other comprehensive income	79	81
Treasury stock, at cost, 4,184,410 and 1,122,651 ordinary shares, respectively	(128)	—

Total company share of stockholders’ equity	14,025	11,535
Non-controlling interests	57	61

Total equity	14,082	11,596

Total liabilities and equity	$28,267	$25,302

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor		Predecessor
		May 1	January 1
	Nine Months Ended	through	through
	September 30,	September 30,	April 30,
Millions of dollars	2011	2010	2010
Cash flows from operating activities:
Net income	$2,358	$814	$8,504
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	676	351	565
Asset impairments	44	—	9
Amortization of debt-related costs	28	15	307
Inventory valuation adjustment	—	365	—
Equity investments -
Equity income	(183)	(56)	(84)
Distribution of earnings, net of tax	162	28	18
Deferred income taxes	667	185	(1,321)
Reorganization items and fresh start accounting adjustments, net	30	21	(7,388)
Reorganization-related payments, net	(10)	(334)	(407)
(Gain) loss on sale of assets	(45)	—	4
Unrealized foreign currency exchange loss (gain)	16	21	264
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(282)	34	(650)
Inventories	(864)	131	(368)
Accounts payable	552	167	249
Prepaid expenses and other current assets	(139)	150	58
Other, net	(232)	337	(685)

Net cash provided by (used in) operating activities	2,778	2,229	(925)

Cash flows from investing activities:
Expenditures for property, plant and equipment	(761)	(266)	(226)
Proceeds from disposal of assets	71	—	1
Short-term investments	—	—	12
Restricted cash	(281)	—	(11)

Net cash used in investing activities	(971)	(266)	(224)

Cash flows from financing activities:
Issuance of Class B common stock	—	—	2,800
Shares issued upon exercise of warrants	37	—	—
Dividends paid	(171)	—	—
Repayments of debtor-in-possession term loan facility	—	—	(2,170)
Net repayments under debtor-in-possession revolving credit facility	—	—	(325)
Net borrowings on revolving credit facilities	—	52	38
Proceeds from short-term debt	—	7	8
Repayments of short-term debt	—	(8)	(14)
Issuance of long-term debt	—	—	3,242
Repayments of long-term debt	(260)	—	(9)
Payments of debt issuance costs	(15)	(2)	(253)
Other, net	(8)	(4)	(2)

Net cash provided by (used in) financing activities	(417)	45	3,315

Effect of exchange rate changes on cash	(3)	113	(13)

Increase in cash and cash equivalents	1,387	2,121	2,153
Cash and cash equivalents at beginning of period	4,222	2,711	558

Cash and cash equivalents at end of period	$5,609	$4,832	$2,711

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other	Total	Non-
	Ordinary Shares		Paid-in	Retained	Comprehensive	Stockholders’	Controlling	Comprehensive
Millions of dollars	Issued	Treasury	Capital	Earnings	Income (Loss)	Equity	Interests	Income
Balance, January 1, 2011	$30	$—	$9,837	$1,587	$81	$11,535	$61
Warrants exercised	1	—	402	—	—	403	—
Shares purchased	—	(133)	—	—	—	(133)	—
Share-based compensation	—	5	26	—	—	31	—
Net income (loss)	—	—	—	2,362	—	2,362	(4)	$2,358
Cash dividends ($0.30 per share)	—	—	—	(171)	—	(171)	—	—
Changes in unrecognized employee benefits gains and losses, net of tax of less than $1	—	—	—	—	2	2	—	2
Foreign currency translations, net of tax of less than $1	—	—	—	—	(4)	(4)	—	(4)

Comprehensive income								$2,356

Balance, September 30, 2011	$31	$(128)	$10,265	$3,778	$79	$14,025	$57

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
2. Accounting and Reporting Changes
Compensation—In September 2011, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) related to Accounting Standards Codification (“ASC’) Topic 715, Compensation—Retirement Benefits. This ASU requires enhanced disclosures in the annual financial statements of the employers that participate in multiemployer pension plans and therefore, helps users better understand the financial health of all the significant plans in which the employer participates. The amendments are effective for fiscal years ending after December 15, 2011. Early adoption is permitted. The amendments in the ASU should be applied retrospectively for

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
all periods presented. We are currently evaluating the impact of the adoption of this amendment on the presentation of our consolidated financial statements.
Goodwill—In September 2011, the FASB issued an ASU related to ASC Topic 350, Intangibles—Goodwill and Other, which amends the guidance on testing goodwill for impairment. Under the revised guidance, an entity has the option of first performing a qualitative assessment before calculating the fair value of the reporting unit (i.e. step 1 of the goodwill impairment test). If an entity believes, as a result of its qualitative assessment, that the fair value of the reporting unit is more-likely-than-not less than the carrying amount, the two-step impairment test would be required. The new qualitative indicators replace those currently used to determine whether an interim goodwill impairment test is required. An entity can choose to perform the qualitative assessment on none, some or all of its reporting units. The ASU does not change how goodwill is calculated, nor does it revise the requirement to test goodwill annually or when events or circumstances warrant interim testing. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of this amendment is not expected to have a material effect on our consolidated financial statements.
In December 2010, the FASB issued guidance related to ASC Topic 350 that requires a company with reporting units having a carrying amount of zero or less to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. This guidance is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2010. Adoption of this amendment in January 2011 did not have a material effect on our consolidated financial statements.
Comprehensive Income—In June 2011, the FASB issued ASU related to ASC Topic 220, Comprehensive Income: Presentation of Comprehensive Income. This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Under the ASC 220, an entity can elect to present either 1) one continuous statement of comprehensive income or 2) in two separate but consecutive statements. Under the two-statement approach, the first statement would include components of net income, which is consistent with the income statement format used today, and the second statement would include components of other comprehensive income (OCI). The ASU does not change the items that must be reported in OCI. The statement(s) would need to be presented with equal prominence as the other primary financial statements. The ASU is effective for interim and annual periods beginning on or after December 15, 2011. Early adoption is permitted but full retrospective application is required. The adoption of this amendment will have an affect on the presentation of our Consolidated Financial Statements by inclusion of either Consolidated Statements of Other Comprehensive Income or a Consolidated Statements of Comprehensive Income.
Fair Value Measurement—In May, 2011 the FASB issued new guidance related to ASC Topic 820, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS and changes some fair value measurement principles and disclosure requirements. This guidance aligns the fair value measurement of instruments classified within an entity’s shareholders’ equity with the guidance for liabilities and as a result, requires an entity to measure the fair value of its own equity instruments from the perspective of a market participant that holds the equity instruments as assets. This guidance also enhances disclosure requirements for recurring Level 3 fair value measurements to include quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements. New disclosures on the use of a nonfinancial asset measured or disclosed at fair value are required if its use differs from its highest and best use. In addition, entities must report the level in the fair value hierarchy of assets and liabilities not recorded at fair value but where fair value is disclosed. The ASU is effective for interim and annual periods beginning on or after December 15, 2011, with early adoption prohibited. The adoption of this amendment is not expected to have a material effect on the presentation of our consolidated financial statements.

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
3. Restricted Cash
Restricted cash primarily represents amounts deposited with financial institutions to collateralize letters of credit. As of September 30, 2011, letters of credit totaling $267 million were cash collateralized. Such cash is included in the $292 million reflected as Restricted cash on the Consolidated Balance Sheet as of September 30, 2011.
4. Accounts Receivable
Our allowance for doubtful accounts receivable, which is reflected in the Consolidated Balance Sheets as a reduction of accounts receivable, totaled $17 million and $12 million at September 30, 2011 and December 31, 2010, respectively.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
5. Inventories
Inventories consisted of the following components:

	Successor
	September 30,	December 31,
Millions of dollars	2011	2010
Finished goods	$3,765	$3,127
Work-in-process	239	230
Raw materials and supplies	1,678	1,467

Total inventories	$5,682	$4,824

The nine months ended September 30, 2010 include a $365 million non-cash charge to adjust the vale of inventory at September 30, 2010 to market value, which was lower than the April 30, 2010 value applied during fresh-start accounting.
6. Property, Plant and Equipment, Goodwill, Intangibles and Other Assets
The components of property, plant and equipment, at cost, and the related accumulated depreciation were as follows:

	Successor
	September 30,	December 31,
Millions of dollars	2011	2010
Land	$292	$286
Manufacturing facilities and equipment	7,269	6,752
Construction in progress	732	569

Total property, plant and equipment	8,293	7,607
Less accumulated depreciation	(930)	(417)

Property, plant and equipment, net	$7,363	$7,190

In the first nine months of 2011, we recognized $20 million of impairment charges related to the capital expenditures at the Berre refinery due to the discounted cash flow projections for the Berre refinery being insufficient to recover the asset’s carrying amount.
In July 2010, we ceased production and permanently shut down our polypropylene plant at Terni, Italy. We recognized charges of $23 million, in cost of sales, related to plant and other closure costs in the first quarter of 2010.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Depreciation and amortization expense is summarized as follows:

	Successor				Predecessor
	Three Months Ended		Nine Months Ended	May 1 through	January 1 through
	September 30,	September 30,	September 30,	September 30,	April 30,
Millions of dollars	2011	2010	2011	2010	2010
Property, plant and equipment	$194	$165	$545	$259	$499
Investment in PO joint ventures	7	—	22	9	19
Emission allowances	16	18	52	30	—
Various contracts	19	39	54	52	—
Technology, patent and license costs	—	—	—	—	25
Software costs	1	—	3	1	12
Other	—	—	—	—	10

Total depreciation
and amortization	$237	$222	$676	$351	$565

During the third quarter of 2011, we recognized impairments of $19 million, in Research and Development, related to certain in-process research and development projects, which were abandoned. These projects were recognized as intangible assets at emergence.
Asset Retirement Obligations—The liabilities recognized for all asset retirement obligations were $149 million and $132 million at September 30, 2011 and December 31, 2010, respectively.
Goodwill—Goodwill increased from $595 million at December 31, 2010 to $598 million at September 30, 2011. The $3 million change in goodwill is a result of foreign exchange translation.
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

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Changes in our investment in the U.S. and European PO joint ventures for 2011 and 2010 are summarized as follows:

	U.S. PO Joint	European PO	Total PO
Millions of dollars	Venture	Joint Venture	Joint Ventures
Successor
Investments in PO joint ventures — January 1, 2011	$291	$146	$437
Cash contributions	3	3	6
Depreciation and amortization	(15)	(7)	(22)
Effect of exchange rate changes	—	1	1

Investments in PO joint ventures — September 30, 2011	$279	$143	$422

Investments in PO joint ventures — May 1, 2010	$303	$149	$452
Depreciation and amortization	(8)	(1)	(9)
Effect of exchange rate changes	—	4	4

Investments in PO joint ventures — September 30, 2010	$295	$152	$447

Predecessor
Investments in PO joint ventures — January 1, 2010	$533	$389	$922
Return of investment	—	(5)	(5)
Depreciation and amortization	(14)	(5)	(19)
Effect of exchange rate changes	—	(31)	(31)

Investments in PO joint ventures — April 30, 2010	$519	$348	$867

8. Equity Investments
The changes in equity investments were as follows:

	Successor		Predecessor
	Nine Months
	Ended	May 1 through	January 1 through
	September 30,	September 30,	April 30,
Millions of dollars	2011	2010	2010
Beginning balance	$1,587	$1,524	$1,085
Income from equity investments	183	56	84
Dividends received, gross	(168)	(28)	(18)
Contributions to joint venture	—	7	20
Currency exchange effects	(8)	8	(8)
Other	—	15	10

Ending balance	$1,594	$1,582	$1,173

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Summarized income statement information and our share for the periods for which the respective equity investments were accounted for under the equity method is set forth below:

	Successor
	Three Months Ended September 30,
	2011		2010
		Company		Company
Millions of dollars	100%	Share	100%	Share
Revenues	$2,688	$783	$1,995	$745
Cost of sales	(2,336)	(680)	(1,717)	(672)

Gross profit	352	103	278	73
Net operating expense	(74)	(23)	(55)	(18)

Operating income	278	80	223	55
Interest income	3	1	—	—
Interest expense	(76)	(20)	(63)	(18)
Foreign currency translation	(3)	(5)	(66)	(13)
Income from equity investments	35	10	55	13

Income before income taxes	237	66	149	37
Provision for income taxes	(45)	(14)	(19)	(8)

Net income	$192	$52	$130	$29

	Successor				Predecessor
	Nine Months Ended		May 1 through		January 1 through
	September 30, 2011		September 30, 2010		April 30, 2010
		Company		Company		Company
Millions of dollars	100%	Share	100%	Share	100%	Share
Revenues	$9,388	$2,916	$3,377	$1,298	$3,127	$989
Cost of sales	(8,165)	(2,556)	(2,939)	(1,157)	(2,699)	(869)

Gross profit	1,223	360	438	141	428	120
Net operating expenses	(231)	(72)	(118)	(40)	(82)	(29)

Operating income	992	288	320	101	346	91
Interest income	9	3	2	—	2	1
Interest expense	(197)	(54)	(84)	(24)	(43)	(13)
Foreign currency translation	(25)	(10)	(24)	(7)	83	24
Income from equity
investments	4	5	(4)	(4)	3	2

Income before
income taxes	783	232	210	66	391	105
Provision for income taxes	(167)	(49)	(18)	(10)	(67)	(21)

Net income	$616	$183	$192	$56	$324	$84

A joint venture of ours is in default under its financing arrangement due to a delay in the start-up of its assets. The parties are currently negotiating in good faith to resolve the default and at present there is no evidence that such

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
negotiations will not be concluded successfully or that the resolution of this matter will have a material adverse impact on our operations or liquidity.
9. Debt
Long-term loans, notes and other long-term debt consisted of the following:

	Successor
	September 30,	December 31,
Millions of dollars	2011	2010
Bank credit facilities:
Senior Term Loan Facility due 2014	$5	$5
Senior Secured 8% Notes due 2017, $2,250 million	1,822	2,025
Senior Secured 8% Notes due 2017, €375 million	410	452
Senior Secured 11% Notes due 2018, $3,240 million	3,240	3,240
Guaranteed Notes, due 2027	300	300
Other	7	18

Total	5,784	6,040
Less current maturities	(2)	(4)

Long-term debt	$5,782	$6,036

Short-term loans, notes and other short-term debt consisted of the following:

	Successor
	September 30,	December 31,
Millions of dollars	2011	2010
$2,000 million Senior Secured Asset-Based Revolving Credit Agreement	$—	$—
Financial payables to equity investees	10	11
Other	39	31

Total short-term debt	$49	$42

On October 20, 2011, we announced a cash tender offer for up to $1,470 million aggregate principal amount of our outstanding 8% Senior Secured Dollar Notes due 2017 and 8% Senior Secured Euro Notes due 2017 and up to $1,319 million aggregate principal amount of our outstanding 11% Senior Secured Dollar Notes due 2018. In conjunction with the tender offer, we are soliciting consents from the note holders to release the collateral securing the notes and to modify other provisions related to restrictive covenants. The tender offer expires on November 21, 2011 and the consent solicitation expires on November 2, 2011. We cannot be assured that note holders will tender their notes or consent to the changes in the terms of the notes, and, subject to applicable securities laws and certain terms and conditions set forth in the related Offer to Purchase and Consent Solicitation Statement (as it may be amended or supplemented from time to time), we have the right to terminate the tender at any time.
Senior Secured 8% Notes—In December 2010, we redeemed $225 million of the dollar denominated and €37.5 million ($50 million) of the Euro denominated Senior Secured 8% Notes at a redemption price of 103% of par, paying premiums totaling $8 million. In May 2011, we redeemed an additional $203 million of Senior Secured

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
Registration Rights Agreements—In connection with the issuance of the Senior Secured 8% Notes and the Senior Secured 11% Notes (collectively, the “Senior Secured Notes”), we entered into certain registration rights agreements. The agreements required us to (i) exchange the Senior Secured 8% Notes for notes with substantially identical terms, except that the new notes would be registered with the SEC under the Securities Act of 1933, as amended, and therefore be free of any transfer restrictions and (ii) register for resale the Senior Secured 11% Notes held by the parties to the agreement related to those notes. The registration rights agreements required registration statements for the exchange or resale, as applicable, to be effective with the SEC by May 3, 2011. The registration statement became effective on September 13, 2011. Interest and penalties for the delay in effectiveness were not material.
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
At September 30, 2011 and December 31, 2010, there were no borrowings outstanding under the U.S. ABL facility and outstanding letters of credit totaled $262 million and $370 million, respectively. Pursuant to the U.S. ABL facility, Lyondell Chemical could, subject to a borrowing base, borrow up to $1,738 million at September 30, 2011. Advances under this facility are available to Lyondell Chemical and certain of its wholly owned subsidiaries, Equistar Chemicals LP (“Equistar”), Houston Refining LP, and LyondellBasell Acetyls LLC.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Other—In the nine months ended September 30, 2011, amortization of debt premiums and debt issuance costs resulted in amortization expense of $28 million that was included in interest expense in the Consolidated Statements of Income. In the five months ended September 30, 2010, amortization expense was $15 million.
At September 30, 2011 and 2010, our weighted average interest rates on outstanding short-term debt were 3.8% and 3.8%, respectively.
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
Commodity Prices—We are exposed to commodity price volatility related to anticipated purchases of natural gas, crude oil and other raw materials and sales of our products. We selectively use commodity swap, option, and futures contracts with various terms to manage the volatility related to these risks. Such contracts are generally limited to durations of one year or less. Cash-flow hedge accounting may be elected for these derivative transactions. In cases, when the duration of a derivative is short, hedge accounting generally would not be elected. When hedge accounting is not elected, the changes in fair value of these instruments are recorded in earnings. When hedge accounting is elected, gains and losses on these instruments are deferred in accumulated other comprehensive income (“AOCI”), to the extent that the hedge remains effective, until the underlying transaction is recognized in earnings.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table summarizes the pretax effect of settled commodity futures contracts charged directly to income:

	Settled Commodity Contracts
	Nine Months Ended September 30, 2011
	Gain (Loss)
	Recognized	Volumes
Millions of dollars	in Income	Settled	Volume Unit
Successor
Futures:
Gasoline sales	$4	403	million gallons
Heating oil sales	6	450	million gallons
Crude oil	(4)	5	million barrels

	$6

	May 1 through September 30, 2010
	Gain (Loss)
	Recognized	Volumes
	in Income	Settled	Volume Unit
Futures:
Gasoline sales	$(1)	236	million gallons
Heating oil sales	1	172	million gallons
Crude oil	(4)	3	million barrels

	$(4)

	January 1 through April 30, 2010
	Gain (Loss)
	Recognized	Volumes
Predecessor	in Income	Settled	Volume Unit
Futures:
Gasoline sales	$(4)	243	million gallons
Heating oil sales	2	126	million gallons
Crude oil purchases	10	3	million barrels

	$8

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The estimated fair value and notional amounts of our open commodity futures contracts are shown in the table below:

	Open Commodity Contracts
	September 30, 2011
		Notional Amounts
Millions of dollars	Fair Value	Value	Volumes	Volume Unit	Maturity Dates
Futures:
Gasoline sales	$46	$278	111	million gallons	October 2011 — February 2012
Heating oil sales	(3)	76	27	million gallons	November 2011
Butane purchases	(10)	184	101	million gallons	October 2011 — February 2012
Crude oil	—	90	1	million barrels	December 2011 — January 2012

	$33	$628

	December 31, 2010
		Notional Amounts
	Fair Value	Value	Volumes	Volume Unit	Maturity Dates
Futures:
Gasoline sales	$—	$16	7	million gallons	February 2011
Heating oil sales	(1)	54	21	million gallons	February 2011

	$(1)	$70

Foreign Currency Rates—We have significant operations in several countries of which functional currencies are primarily the U.S. dollar for U.S. operations and the Euro for operations in Europe. We enter into transactions denominated in other than our functional currency and the functional currencies of our subsidiaries and are, therefore, exposed to foreign currency risk on receivables and payables. We maintain risk management control systems intended to monitor foreign currency risk attributable to both the outstanding foreign currency balances and future commitments. The risk management control systems involve the centralization of foreign currency exposure management, the offsetting of exposures and the estimating of expected impacts of changes in foreign currency rates on our earnings. We enter into foreign currency spot, forward and swap contracts to reduce the effects of our net currency exchange exposures. At September 30, 2011, foreign currency spot, forward and swap contracts in the notional amount of $208 million, maturing in October 2011, were outstanding. The fair values, based on quoted market exchange rates, resulted in a net receivable of $2 million at September 30, 2011 and a net payable of $1 million at December 31, 2010.
For forward and swap contracts that economically hedge recognized monetary assets and liabilities in foreign currencies, no hedge accounting is applied. Changes in the fair value of foreign currency forward and swap contracts are reported in the Consolidated Statements of Income and offset the currency exchange results recognized on the assets and liabilities.
Foreign Currency Gain (Loss)—Other income, net, in the Consolidated Statements of Income reflected losses of $17 million and $11 million for the three and nine months ended September 30, 2011; a loss of $18 million and a gain of $22 million in the three and five months ended September 30, 2010, respectively; and a loss of $258 million in the four months ended April 30, 2010.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Interest Rates—Pursuant to the provisions of the Plan of Reorganization, the $201 million liability associated with interest rate swaps designated as cash flow hedges in the notional amount of $2,350 million were discharged on April 30, 2010. The Company discontinued accounting for the interest rate swap as a hedge and, in April 2010, $153 million of unamortized loss was released from accumulated other comprehensive income and recognized in earnings.
Warrants—As of September 30, 2011, we have warrants outstanding for the purchase of 865,994 ordinary shares at an exercise price of $15.90 per ordinary share. As of December 31, 2010 we had 11,508,104 warrants outstanding. The warrants have anti-dilution protection for in-kind stock dividends, stock splits, stock combinations and similar transactions and may be exercised at any time during the period from April 30, 2010 to the close of business on April 30, 2017. Upon an affiliate change of control, the holders of the warrants may put the warrants to LyondellBasell N.V., which would require cash settlement at a price equal to, as applicable, the in-the-money value of the warrants or the Black-Scholes-Merton value of the warrants. The warrants are classified as a liability and are recorded at fair value at the end of each reporting period.
During the second and third quarters of 2011, the Company’s warrants were thinly traded and as such the Company concluded that the market price alone could not be relied upon to substantiate fair value. Therefore, we also used the Black-Scholes-Merton option pricing model, incorporating management adjusted observable inputs to determine the estimated fair value of each warrant. The current market price at September 30, 2011 and the price calculated using the Black-Scholes-Merton model were not materially different. As a result, we concluded that the use of the quoted market price to determine the fair value is an appropriate measure, but we have now classified them as level 2 in the valuation hierarchy. The fair values of the warrants were determined to be $13 million and $215 million at September 30, 2011 and December 31, 2010, respectively.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table summarizes derivative financial instruments outstanding as of September 30, 2011 and December 31, 2010 that are measured at fair value on a recurring basis, the balance sheet classifications of the fair value adjustments and the bases used to determine their fair value in the consolidated balance sheets.

				Quoted Prices
				in Active	Significant
				Markets for	Other	Significant
				Identical	Observable	Unobservable
	Balance Sheet	Notional	Fair	Assets	Inputs	Inputs
Millions of dollars	Classification	Amount	Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2011:
Assets at fair value:
Derivatives:
Commodities	Prepaid expenses and other current assets	$251	$46	$—	$46	$—
Foreign currency	Prepaid expenses and other current assets	$208	2	—	2	—

		$459	$48	$—	$48	$—

Liabilities at fair value:
Derivatives:
Commodities	Accrued liabilities	$377	$13	$—	$13	$—
Warrants	Accrued liabilities	14	13	—	13	—

		$391	$26	$—	$26	$—

December 31, 2010:
Liabilities at fair value:
Derivatives:
Gasoline and
heating oil	Accrued liabilities	$70	$1	$—	$1	$—
Warrants	Accrued liabilities	183	215	215	—	—
Foreign currency	Accrued liabilities	93	1	—	1	—

		$346	$217	$215	$2	$—

The fair value of all non-derivative financial instruments included in current assets, including cash and cash equivalents, restricted cash and accounts receivable, and accounts payable, approximated the applicable carrying value due to the short maturity of those instruments.
There were no financial instruments measured on a recurring basis using Level 3 inputs during the nine months ended September 30, 2011, the five months ended September 30, 2010 and the four months ended April 30, 2010.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table summarizes the pretax effect of derivative instruments charged directly to income:

	Effect of Financial Instruments
	Three Months Ended September 30, 2011
		Gain (Loss)	Additional
	Gain (Loss)	Reclassified	Gain (Loss)
Successor	Recognized	from AOCI	Recognized	Income Statement
Millions of dollars	in AOCI	to Income	in Income	Classification
Derivatives not designated as hedges:
				Other income
Warrants	$—	$—	$22	(expense), net
Commodities	—	—	30	Cost of sales
				Other income
Foreign currency	—	—	(1)	(expense), net

	$—	$—	$51

	Three Months Ended September 30, 2010
		Gain (Loss)	Additional
	Gain (Loss)	Reclassified	Gain (Loss)
Predecessor	Recognized	from AOCI	Recognized	Income Statement
Millions of dollars	in AOCI	to Income	in Income	Classification
Derivatives not designated as hedges:				Other income
Warrants	$—	$—	$(76)	(expense), net
Commodities	—	—	1	Cost of sales
				Other income
Foreign currency	—	—	(1)	(expense), net

	$—	$—	$(76)

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Effect of Financial Instruments
	Nine Months Ended September 30, 2011
		Gain (Loss)	Additional
	Gain (Loss)	Reclassified	Gain (Loss)
Successor	Recognized	from AOCI	Recognized	Income Statement
Millions of dollars	in AOCI	to Income	in Income	Classification
Derivatives not designated as hedges:
				Other income
Warrants	$—	$—	$(31)	(expense), net
Commodities	—	—	39	Cost of sales
				Other income
Foreign currency	—	—	(2)	(expense), net

	$—	$—	$6

	May 1 through September 30, 2010
		Gain (Loss)	Additional
	Gain (Loss)	Reclassified	Gain (Loss)
	Recognized	from AOCI	Recognized	Income Statement
Millions of dollars	in AOCI	to Income	in Income	Classification
Derivatives not designated as hedges:
				Other income
Warrants	—	—	(59)	(expense), net
Commodities	—	—	(4)	Cost of sales
				Other income
Foreign currency	—	—	(1)	(expense), net

	$—	$—	$(64)

	January 1 through April 30, 2010
		Gain (Loss)	Additional
	Gain (Loss)	Reclassified	Gain (Loss)
Predecessor	Recognized	from AOCI	Recognized	Income Statement
Millions of dollars	in AOCI	to Income	in Income	Classification
Derivatives designated as cash-flow hedges:
Interest rate	$—	$(17)	$—	Interest expense

Derivatives not designated as hedges:
Commodities	—	—	6	Cost of sales
				Other income
Foreign currency	—	—	8	(expense), net

	—	—	14

	$—	$(17)	$14

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The carrying value and the estimated fair value of our non-derivative financial instruments are shown in the table below:

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
Millions of dollars	Value	Value	Value	Value
Short and long-term debt, including current maturities	$5,830	$6,228	$6,079	$6,819

The following table summarizes the bases used to measure certain liabilities at fair value which are recorded at historical cost or amortized cost, in the Consolidated Balance Sheet:

	Fair Value Measurement
			Quoted prices	Significant
	Carrying		in active	other	Significant
	Value	Fair Value	markets for	observable	unobservable
	September 30,	September 30,	identical assets	inputs	inputs
Millions of dollars	2011	2011	(Level 1)	(Level 2)	(Level 3)
Short term and long-term debt, including current maturities	$5,830	$6,228	$—	$6,186	$42

The following table is a reconciliation of the beginning and ending balances of Level 1 and Level 2 inputs for financial instruments measured at fair value on a recurring basis:

	Fair Value	Fair Value
	Measurement	Measurement
	Using Quoted	Using
	prices in active	Significant
	markets for	Other
	identical assets	Observable
Millions of dollars	(Level 1)	Inputs (Level 2)
Balance at January 1, 2011	$215	$—
Purchases, sales, issuances, and settlements	(49)	(184)
Transfers in and/or out of Levels 1 and 2	(225)	225
Total gains or losses (realized/unrealized)	59	(28)

Balance at September 30, 2011	$—	$13

For liabilities classified as Level 1, the fair value is measured using quoted prices in active markets. The total fair value is either the price of the most recent trade at the time of the market close or the official close price, as defined by the exchange on which the asset is most actively traded on the last trading day of the period, multiplied by the number of units held without consideration of transaction costs. For liabilities classified as Level 2, fair value is based on the price a market participant would pay for the security, adjusted for the terms specific to that asset and

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
liability. Broker quotes were obtained from well established and recognized vendors of market data for debt valuations. The inputs for liabilities classified as Level 3 reflect our assessment of the assumptions that a market participant would use in determining the price of the asset or liability, including our liquidity risk at September 30, 2011.
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
11. Pension and Other Post-retirement Benefits
Net periodic pension benefits included the following cost components:

	U.S. Plans
	Successor				Predecessor
			Nine Months		January 1
	Three Months Ended		Ended	May 1 through	through
	September 30,	September 30,	September 30,	September 30,	April 30,
Millions of dollars	2011	2010	2011	2010	2010
Service cost	$10	$11	$30	$18	$15
Interest cost	23	23	68	39	31
Expected return on plan assets	(27)	(22)	(79)	(37)	(31)
Amortization	—	—	—	—	3
Net periodic benefit costs	$6	$12	$19	$20	$18

	Non-U.S. Plans
	Successor				Predecessor
			Nine Months		January 1
	Three Months Ended		Ended	May 1 through	through
	September 30,	September 30,	September 30,	September 30,	April 30,
Millions of dollars	2011	2010	2011	2010	2010
Service cost	$9	$8	$30	$12	$9
Interest cost	13	13	42	22	17
Expected return on plan assets	(8)	(8)	(31)	(13)	(10)
Settlement and curtailment loss	(2)	—	4	—	—
Amortization	1	—	3	—	1

Net periodic benefit costs	$13	$13	$48	$21	$17

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Net periodic other post-retirement benefits included the following cost components:

	U.S. Plans
	Successor				Predecessor
			Nine Months		January 1
	Three Months Ended		Ended	May 1 through	through
	September 30,	September 30,	September 30,	September 30,	April 30,
Millions of dollars	2011	2010	2011	2010	2010
Service cost	$1	$1	$6	$2	$2
Interest cost	4	4	12	7	5
Amortization	—	—	—	—	(3)

Net periodic benefit costs	$5	$5	$18	$9	$4

	Non-U.S. Plans
	Successor				Predecessor
			Nine Months		January 1
	Three Months Ended		Ended	May 1 through	through
	September 30,	September 30,	September 30,	September 30,	April 30,
Millions of dollars	2011	2010	2011	2010	2010
Service cost	$2	$—	$7	$—	$—
Interest cost	—	1	—	1	1

Net periodic benefit costs	$2	$1	$7	$1	$1

The Company contributed $222 million to its pension plans during the nine months ended September 30, 2011, which consisted of $219 million and $3 million to its U.S. and non-U.S. pension plans, respectively. The Company expects to make additional voluntary contributions of $250 million to its pension plans in the fourth quarter of 2011.
Employees in the U.S. are eligible to participate in defined contribution plans (“Employee Savings Plans”) by contributing a portion of their compensation. We match a part of the employees’ contribution.
12. Income Taxes
Our effective income tax rates for the third quarter and first nine months of 2011 were 35.3% and 32.6%, respectively, resulting in tax expense of $489 million on pretax income of $1,384 million for the third quarter 2011 and tax expense of $1,140 million on pretax income of $3,498 million for the first nine months of 2011. The effective income tax rate for the third quarter 2011 was higher than the year to date effective income tax rate due to a shift of income to higher tax jurisdictions coupled with non-U.S. tax law changes resulting in a lower benefit from the release of valuation allowances. The 2011 effective income tax rate was lower than the U.S. statutory 35% rate primarily due to the effect of pretax income in countries with lower statutory tax rates and favorable permanent deductions related to notional royalties, equity earnings, and release of valuation allowances which were partially offset by non-deductible expenses related to stock warrants. In the five month Successor period ended September 30, 2010, we recorded a tax provision of $282 million, representing an effective tax rate of 25.7% on pre-tax income of $1,096 million. In the four months ended April 30, 2010, the Predecessor recorded a tax benefit of $1,315 million, representing a negative effective tax rate of 18.3% on pre-tax income of $7,189 million. The provision for the 2010 Successor period differs from the U.S. statutory rate of 35% primarily due to the fact that in several countries the Company generated either income with no tax expense or losses where we recorded no tax benefit due to valuation allowances on our deferred tax assets in those countries.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
13. Commitments and Contingencies
Commitments—We have various purchase commitments for materials, supplies and services resulting from the ordinary course of business. These commitments, which are at prevailing market prices, are generally for quantities required for the operation of our businesses and are designed to assure sources of supply not expected to be in excess of normal requirements. Our capital expenditure commitments at September 30, 2011 were in the normal course of business.
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
Environmental Remediation—Our accrued liability for future environmental remediation costs at current and former plant sites and other remediation sites totaled $121 million and $107 million as of September 30, 2011 and December 31, 2010, respectively. At September 30, 2011, the accrued liabilities for individual sites range from less than $1 million to $23 million. The remediation expenditures are expected to occur over a number of years, and not to be concentrated in any single year. In our opinion, it is reasonably possible that losses in excess of the liabilities recorded may have been incurred. However, we cannot estimate any amount or range of such possible additional losses. New information about sites, new technology or future developments such as involvement in investigations by regulatory agencies, could require us to reassess our potential exposure related to environmental matters.
The following table summarizes the activity in the Company’s accrued environmental liability included in “Accrued liabilities” and “Other liabilities”:

	Successor		Predecessor
	Nine Months	May 1	January 1
	Ended	through	through
	September 30,	September 30,	April 30,
Millions of dollars	2011	2010	2010
Balance at beginning of period	$107	$93	$89
Additional provisions	20	3	11
Amounts paid	(6)	(2)	(2)
Foreign exchange effects	—	1	(5)

Balance at end of period	$121	$95	$93

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Litigation and Other Matters—
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
On April 21, 2010, oral arguments in the appeal were held before the Appellate Division and, on December 28, 2010, the judgment was reversed and the case was remanded for a new trial, which will be in New Jersey state court. Based on the remaining legal and fact issues to be decided, management has estimated the reasonably possible range of loss, excluding interest, to be between zero and $135 million.
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
In the Weisfelner lawsuit, the plaintiffs seek to recover damages from numerous parties, including Nell, Access and their affiliates. The damages sought from Nell, Access and their affiliates include, among other things, the return of all amounts earned by them related to their acquisition of shares of Lyondell Chemical prior to its acquisition by Basell AF S.C.A. in December 2007, distributions by Basell AF S.C.A. to its shareholders before it acquired Lyondell Chemical, and management and transaction fees and expenses. The trial that was scheduled for October 2011 has been postponed until some time in early 2012.
Nell and BI have also demanded that LBIH pay $50 million in management fees for 2009 and 2010 and that LBIH pay other unspecified amounts relating to advice purportedly given, prior to the Predecessor company’s Chapter 11 filing, in connection with financing and other strategic transactions.
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

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
Indemnification—We are party to various indemnification arrangements, including arrangements entered into in connection with acquisitions, divestitures and the formation of joint ventures. Pursuant to these arrangements, we provide indemnification to and/or receive indemnification from other parties in connection with liabilities that may arise in connection with the transactions and in connection with activities prior to completion of the transactions. These indemnification arrangements typically include provisions pertaining to third party claims relating to environmental and tax matters and various types of litigation. As of September 30, 2011, we had not accrued any significant amounts for our indemnification obligations, and we are not aware of other circumstances that would likely lead to significant future indemnification obligations. We cannot determine the potential amount of future payments under the indemnification arrangements until events arise that would trigger a liability under the arrangements.
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
Certain of our non-U.S. subsidiaries conduct or have conducted business in countries subject to U.S. economic sanctions, including Iran. U.S. and European laws and regulations prohibit certain persons from engaging in business activities, in whole or in part, with sanctioned countries, organizations and individuals. We have made

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
voluntary disclosure of these matters to the U.S. Treasury Department and cooperated fully with that agency. On October 4, 2011, we received notification from the U.S. Treasury Department stating that it had decided to address this matter by issuing a cautionary letter instead of pursuing a civil penalty. The cautionary letter further stated it represents a final enforcement response and we therefore consider the matters voluntarily disclosed to be closed. In addition, we have made the decision to cease all business with the government, entities and individuals in Iran, Syria and Sudan. We have notified our counterparties in these countries of our decision and may be subject to legal actions to enforce agreements with the counterparties. These business activities present a potential risk that could subject the Company to civil and criminal penalties as well as private legal proceedings that could be material to us. We cannot predict the ultimate outcome of this matter at this time because our investigations and withdrawal activities are ongoing.
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
The offering to sell our Berre refinery in France, which commenced in May 2011, did not result in any offer to purchase. As a result, in September 2011, we announced our intention to initiate consultations with works councils regarding a contemplated closure of the refinery, which would affect approximately 370 employees. Any cessation of operations is subject to completion of the consultations, which includes discussion on termination and severance costs, costs associated with the provision of job outplacement assistance and other employee benefit related costs. Because the consultations have not yet begun, we are not in a position to estimate the amount or range of amounts expected to be incurred in connection with this potential cessation or the amount or range of amounts of any potential charges or related cash outlays, although such costs could be material to the Company’s results of operations in any quarter or annual period in which they are recognized.
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
14. Stockholders’ Equity and Non-Controlling Interests
Dividend distribution—On May 5, 2011, shareholders approved the payment of a dividend of $0.10 per ordinary share at the Annual General Meeting of Shareholders in Rotterdam, Netherlands. The dividend, totaling $57 million, was paid May 26, 2011 to shareholders of record on May 5, 2011. On August 3, 2011, the Management Board of the Company recommended the payment of a dividend of $0.20 per share. The Supervisory Board authorized and directed the Management Board to take action necessary to pay the dividend and the Management Board adopted a resolution declaring a dividend of $0.20 per share to shareholders of record as of August 17, 2011, which was paid on September 7, 2011 for an aggregate of $114 million.
We are currently subject to restrictive covenants that limit our ability to pay cumulative dividends to the sum of a) the greater of (i) $50 million per year and (ii) in general, 50 percent of net income for the period from March 31, 2012 until the end of the most recently completed fiscal quarter for which financial statements are available, plus b) dividends not to exceed the greater of (i) $350 million and (ii) 1.75% of consolidated tangible assets at the time the dividend is paid.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Ordinary shares—The changes in the outstanding amounts of ordinary shares issued and treasury shares were as follows:

Ordinary shares issued:
Balance at January 1, 2011	565,676,222
Share-based compensation	401,479
Warrants exercised	7,179,416

Balance at September 30, 2011	573,257,117

Ordinary shares held as treasury shares:
Balance at January 1, 2011	1,122,651
Warrants exercised	3,462,693
Share-based compensation	(400,934)

Balance at September 30, 2011	4,184,410

Non-controlling Interests—Losses attributable to non-controlling interests consisted of the following components:

	Successor		Predecessor
	Nine Months		January 1
	Ended	May 1 through	through
	September 30,	September 30,	April 30,
Millions of dollars	2011	2010	2010
Non-controlling interests’ comprehensive income (loss):
Net income (loss) attributable to non-controlling interests	$(4)	$7	$(53)
Fixed operating fees paid to Lyondell Chemical by the PO/SM II partners	—	(9)	(7)

Comprehensive loss attributable to non-controlling interests	$(4)	$(2)	$(60)

15. Per Share Data
Basic earnings per share for the periods subsequent to April 30, 2010 are based upon the weighted average number of shares of common stock outstanding during the periods. Diluted earnings per share includes the effect of certain stock options. The Company has unvested restricted stock and restricted stock units that are considered participating securities for earnings per share. The outstanding warrants were anti-dilutive for the nine months ended September 30, 2011.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Earnings per share data and dividends declared per share of common stock were as follows:

			Nine Months
	Three Months Ended		Ended	May 1 through
	September 30,	September 30,	September 30,	September 30,
Millions of dollars	2011	2010	2011	2010
Basic:
Net income	$895	$467	$2,358	$814
Less: net loss attributable to non-controlling interests	—	7	4	2

Net income attributable to LyondellBasell N.V.	895	474	2,362	816
Net income attributable to participating securities	(5)	(2)	(14)	(4)

Net income attributable to common stockholders	$890	$472	$2,348	$812

Diluted:
Net income	$895	$467	$2,358	$814
Less: net loss attributable to non-controlling interests	—	7	4	2

Net income attributable to LyondellBasell N.V.	895	474	2,362	816
Net income attributable to participating securities	(5)	(2)	(14)	(4)
Effect of dilutive securities — warrants	(22)	—	—	—

Net income attributable to common stockholders	$868	$472	$2,348	$812

Millions of shares
Basic weighted average common stock outstanding	570	564	567	564
Effect of dilutive securities:
Warrants	2	—	—	—
Stock options	3	—	3	—

Dilutive potential shares	575	564	570	564

Earnings per share:
Basic	$1.56	$0.84	$4.14	$1.45

Diluted	$1.51	$0.84	$4.12	$1.45

Anti-dilutive stock options, restricted stock, restricted stock units and warrants in millions	—	20.2	0.9	20.2

Dividends declared per share of common stock	$0.20	$—	$0.30	$—

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
16. Segment and Related Information
We operate in five segments:
•	Olefins and Polyolefins—Americas, primarily manufacturing and marketing of olefins, including ethylene and its co-products, primarily propylene, butadiene, and aromatics, which include benzene and toluene, as well as ethanol; and polyolefins, including polyethylene, comprising high density polyethylene (“HDPE”), low density polyethylene (“LDPE”) and linear low density polyethylene (“LLDPE”), and polypropylene; and Catalloy process resins;
•	Olefins and Polyolefins—Europe, Asia, International (“O&P—EAI”), primarily manufacturing and marketing of olefins, including ethylene and its co-products, primarily propylene and butadiene; polyolefins, including polyethylene, comprising HDPE, LDPE, and polypropylene; polypropylene-based compounds, materials and alloys (“PP Compounds”), Catalloy process resins and polybutene-1 polymers;
•	Intermediates and Derivatives (“I&D”), primarily manufacturing and marketing of propylene oxide (“PO”); PO co-products, including styrene and the TBA intermediates tertiary butyl alcohol (“TBA”), isobutylene and tertiary butyl hydroperoxide; PO derivatives, including propylene glycol, propylene glycol ethers and butanediol; ethylene derivatives, including ethylene glycol, ethylene oxide (“EO”), and other EO derivatives; acetyls, including vinyl acetate monomer, acetic acid and methanol;
•	Refining and Oxyfuels, primarily manufacturing and marketing of refined petroleum products, including gasoline, ultra-low sulfur diesel, jet fuel, lubricants (“lube oils”), alkylate, and oxygenated fuels, or oxyfuels, such as methyl tertiary butyl ether (“MTBE”) and ethyl tertiary butyl ether (“ETBE”); and
•	Technology, primarily licensing of polyolefin process technologies and supply of polyolefin catalysts and advanced catalysts.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Summarized financial information concerning reportable segments is shown in the following table for the periods presented:

Successor
		Olefins
		and
	Olefins	Polyolefins
Millions of dollars	and	— Europe,		Refining
Three Months Ended	Polyolefins	Asia &	Intermediates	and
September 30, 2011	— Americas	International	& Derivatives	Oxyfuels	Technology	Other	Total
Sales and other
operating revenues:
Customers	$2,727	$3,825	$1,604	$5,035	$78	$28	$13,297
Intersegment	1,148	93	13	834	51	(2,139)	—

	3,875	3,918	1,617	5,869	129	(2,111)	13,297

Operating income	599	144	259	454	7	4	1,467
Income from equity investments	7	38	7	—	—	—	52

Successor
		Olefins
		and
	Olefins	Polyolefins
Millions of dollars	and	— Europe,		Refining
Three Months Ended	Polyolefins	Asia &	Intermediates	and
September 30, 2010	— Americas	International	& Derivatives	Oxyfuels	Technology	Other	Total
Sales and other
operating revenues:
Customers	$2,223	$3,148	$1,367	$3,448	$131	$(15)	$10,302
Intersegment	1,024	99	86	419	26	(1,654)	—

	3,247	3,247	1,453	3,867	157	(1,669)	10,302

Operating income (loss)	448	231	207	83	38	(19)	988
Income from equity investments	6	20	3	—	—	—	29

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Successor
		Olefins
		and
	Olefins	Polyolefins
Millions of dollars	and	— Europe,		Refining
Nine Months Ended	Polyolefins	Asia &	Intermediates	and
September 30, 2011	— Americas	International	& Derivatives	Oxyfuels	Technology	Other	Total
Sales and other
operating revenues:
Customers	$7,987	$11,794	$5,044	$14,430	$290	$46	$39,591
Intersegment	3,470	332	42	1,992	104	(5,940)	—

	11,457	12,126	5,086	16,422	394	(5,894)	39,591

Operating income	1,529	530	728	914	96	—	3,797
Income from equity investments	18	150	15	—	—	—	183

Successor
		Olefins
		and
	Olefins	Polyolefins
Millions of dollars	and	— Europe,		Refining
May 1 through	Polyolefins	Asia &	Intermediates	and
September 30, 2010	— Americas	International	& Derivatives	Oxyfuels	Technology	Other	Total
Sales and other
operating revenues:
Customers	$3,723	$5,246	$2,307	$5,626	$183	$(11)	$17,074
Intersegment	1,528	141	86	644	49	(2,448)	—

	5,251	5,387	2,393	6,270	232	(2,459)	17,074

Operating income (loss)	597	345	316	97	61	(6)	1,410
Income from equity investments	9	45	2	—	—	—	56

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Predecessor
		Olefins
		and
	Olefins	Polyolefins
Millions of dollars	and	— Europe,		Refining
January 1 through	Polyolefins	Asia &	Intermediates	and
April 30, 2010	— Americas	International	& Derivatives	Oxyfuels	Technology	Other	Total
Sales and other
operating revenues:
Customers	$3,220	$4,018	$1,820	$4,293	$104	$12	$13,467
Intersegment	963	87	—	455	41	(1,546)	—

	4,183	4,105	1,820	4,748	145	(1,534)	13,467

Segment operating income (loss)	320	115	157	(99)	39	(41)	491
Current cost adjustment							199

Operating income							690
Income (loss) from equity investments	5	80	(1)	—	—	—	84
Sales and other operating revenues and operating income (loss) in the “Other” column above include elimination of intersegment transactions.
17. Emergence from Chapter 11 Proceedings
On April 23, 2010, the U.S. Bankruptcy Court confirmed LyondellBasell AF’s Third Amended and Restated Plan of Reorganization and the Debtors emerged from chapter 11 protection on April 30, 2010. As of September 30, 2011, approximately $106 million of priority and administrative claims are accrued but have yet to be paid.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The Company’s charges (credits) for reorganization items were as follows:

	Successor				Predecessor
				May 1	January 1
	Three Months Ended		Nine Months Ended	through	through
	September 30,	September 30,	September 30,	September 30,	April 30,
Millions of dollars	2011	2010	2011	2010	2010
Change in net assets resulting from the application of fresh-start accounting	$—	$—	$—	$—	$6,278
Gain on discharge of liabilities subject to compromise	—	—	—	—	(13,617)
Asset write-offs and rejected contracts	—	—	—	—	25
Estimated claims	—	—	24	—	(262)
Professional fees	—	12	5	16	172
Plant closures costs	—	—	—	—	12
Other	—	1	1	5	4

Total	$—	$13	$30	$21	$(7,388)

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

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
CONDENSED CONSOLIDATING FINANCIAL INFORMATION
BALANCE SHEET
As of September 30, 2011

	Successor
						Consolidated
	LyondellBasell			Non-		LyondellBasell
Millions of dollars	N.V.	LCC	Guarantors	Guarantors	Eliminations	N.V.
Cash and cash equivalents	$—	$1	$2,845	$2,763	$—	$5,609
Restricted cash	—	—	246	46	—	292
Accounts receivable	—	295	1,346	2,397	—	4,038
Accounts receivable — affiliates	150	2,111	2,656	1,001	(5,918)	—
Inventories	—	608	2,752	2,322	—	5,682
Notes receivable — affiliates	121	8	606	3	(738)	—
Other current assets	1	282	178	686	(50)	1,097
Property, plant and equipment, net	—	362	3,045	3,956	—	7,363
Investments in subsidiaries	14,329	13,746	3,891	—	(31,966)	—
Other investments and long-term receivables	—	—	—	2,087	—	2,087
Notes receivable — affiliates	—	—	535	500	(1,035)	—
Other assets, net	—	503	1,111	751	(266)	2,099

Total assets	$14,601	$17,916	$19,211	$16,512	$(39,973)	$28,267

Current maturities of long-term debt	$—	$—	$—	$2	$—	$2
Short-term debt	—	—	12	37	—	49
Notes payable — affiliates	7	620	3	131	(761)	—
Accounts payable	2	168	957	2,180	—	3,307
Accounts payable — affiliates	17	3,436	1,822	620	(5,895)	—
Other current liabilities	15	764	626	782	(367)	1,820
Long-term debt	—	5,477	3	302	—	5,782
Notes payable — affiliates	535	3,189	9,257	—	(12,981)	—
Other liabilities	—	274	672	1,075	—	2,021
Deferred income taxes	—	—	787	543	(126)	1,204
Company share of stockholders’ equity	14,025	3,988	5,072	10,783	(19,843)	14,025
Non-controlling interests	—	—	—	57	—	57

Total liabilities and stockholders’ equity	$14,601	$17,916	$19,211	$16,512	$(39,973)	$28,267

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

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
CONDENSED CONSOLIDATING FINANCIAL INFORMATION
STATEMENT OF INCOME
Three Months Ended September 30, 2011

	Successor
						Consolidated
	LyondellBasell			Non-		LyondellBasell
Millions of dollars	N.V.	LCC	Guarantors	Guarantors	Eliminations	N.V.
Sales and other operating revenues	$—	$1,274	$7,506	$6,037	$(1,520)	$13,297
Cost of sales	—	1,156	6,292	5,610	(1,520)	11,538
Selling, general and administrative expenses	3	89	27	120	—	239
Research and development expenses	—	5	5	43	—	53

Operating income	(3)	24	1,182	264	—	1,467
Interest income (expense), net	7	(200)	47	(1)	2	(145)
Other income (expense), net	27	46	3	(64)	(2)	10
Income (loss) from equity investments	860	748	(18)	52	(1,590)	52
Reorganization items	—	—	(1)	1	—	—
(Provision for) benefit from income taxes	4	107	(455)	(145)	—	(489)

Net income (loss)	895	725	758	107	(1,590)	895
Less: net loss attributable to non-controlling interests	—	—	—	—	—	—

Net income (loss) attributable to the Company	$895	$725	$758	$107	$(1,590)	$895

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
CONDENSED CONSOLIDATING FINANCIAL INFORMATION
STATEMENT OF INCOME
Three Months Ended September 30, 2010

	Successor
						Consolidated
	LyondellBasell			Non-		LyondellBasell
Millions of dollars	N.V.	LCC	Guarantors	Guarantors	Eliminations	N.V.
Sales and other operating revenues	$—	$1,041	$5,185	$5,011	$(935)	$10,302
Cost of sales	(7)	948	4,519	4,550	(935)	9,075
Selling, general and administrative expenses	4	33	55	112	—	204
Research and development expenses	—	4	6	25	—	35

Operating income	3	56	605	324	—	988
Interest income (expense), net	17	(181)	(9)	(13)	—	(186)
Other income (expense), net	(76)	9	—	10	(40)	(97)
Income from equity investments	508	384	37	28	(928)	29
Reorganization items	—	(8)	(5)	—	—	(13)
(Provision for) benefit from income taxes	19	143	(215)	(201)	—	(254)

Net income	471	403	413	148	(968)	467
Less: net loss attributable to non-controlling interests	3	—	—	4	—	7

Net income attributable to the Company	$474	$403	$413	$152	$(968)	$474

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
CONDENSED CONSOLIDATING FINANCIAL INFORMATION
STATEMENT OF INCOME
Nine Months Ended September 30, 2011

	Successor
						Consolidated
	LyondellBasell			Non-		LyondellBasell
Millions of dollars	N.V.	LCC	Guarantors	Guarantors	Eliminations	N.V.
Sales and other operating revenues	$—	$3,712	$21,276	$18,335	$(3,732)	$39,591
Cost of sales	2	3,405	18,377	16,903	(3,732)	34,955
Selling, general and administrative expenses	8	251	56	382	—	697
Research and development expenses	—	21	19	102	—	142

Operating income (loss)	(10)	35	2,824	948	—	3,797
Interest income (expense), net	22	(544)	55	(3)	6	(464)
Other income (expense), net	(15)	23	34	(24)	(6)	12
Income (loss) from equity investments	2,377	1,818	(210)	183	(3,985)	183
Reorganization items	—	(20)	(9)	(1)	—	(30)
(Provision for) benefit from income taxes	(12)	248	(1,073)	(303)	—	(1,140)

Net income	2,362	1,560	1,621	800	(3,985)	2,358
Less: net loss attributable to non-controlling interests	—	—	—	4	—	4

Net income attributable to the Company	$2,362	$1,560	$1,621	$804	$(3,985)	$2,362

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
CONDENSED CONSOLIDATING FINANCIAL INFORMATION
STATEMENT OF INCOME
May 1 through September 30, 2010

	Successor
						Consolidated
	LyondellBasell			Non-		LyondellBasell
Millions of dollars	N.V.	LCC	Guarantors	Guarantors	Eliminations	N.V.
Sales and other operating revenues	$—	$1,728	$8,605	$8,399	$(1,658)	$17,074
Cost of sales	—	1,652	7,680	7,599	(1,658)	15,273
Selling, general and administrative expenses	2	57	95	179	—	333
Research and development expenses	—	7	10	41	—	58

Operating income (loss)	(2)	12	820	580	—	1,410
Interest income (expense), net	26	(302)	(12)	(18)	—	(306)
Other income (expense), net	(60)	—	—	57	(40)	(43)
Income (loss) from equity investments	833	545	(57)	56	(1,321)	56
Reorganization items	—	(13)	(5)	(3)	—	(21)
(Provision for) benefit from income taxes	19	195	(290)	(206)	—	(282)

Net income	816	437	456	466	(1,361)	814
Less: net loss attributable to non-controlling interests	—	—	—	2	—	2

Net income attributable to the Company	$816	$437	$456	$468	$(1,361)	$816

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
CONDENSED CONSOLIDATING FINANCIAL INFORMATION
STATEMENT OF INCOME
January 1 through April 30, 2010

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

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
CONDENSED CONSOLIDATING FINANCIAL INFORMATION
STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2011

	Successor
						Consolidated
	LyondellBasell			Non-		LyondellBasell
Millions of dollars	N.V.	LCC	Guarantors	Guarantors	Eliminations	N.V.
Net cash provided by (used in) operating activities	$134	$(707)	$2,527	$963	$(139)	$2,778

Expenditures for property, plant and equipment	—	(16)	(556)	(189)	—	(761)
Proceeds from disposal of assets	—	5	58	8	—	71
Restricted cash	—	—	(246)	(35)	—	(281)
Loans to affiliates	—	(216)	(1,023)	—	1,239	—

Net cash used in investing activities	—	(227)	(1,767)	(216)	1,239	(971)

Shares issued upon exercise of warrants	37	—	—	—	—	37
Dividends paid	(171)	—	—	—	—	(171)
Dividends received from (paid to) affiliates	—	—	—	(139)	139	—
Repayments of long-term debt	—	(259)	—	(1)	—	(260)
Proceeds from notes payable to affiliates	—	1,191	—	48	(1,239)	—
Payments of debt issuance costs	—	(15)	—	—	—	(15)
Other, net	—	(7)	(1)	—	—	(8)

Net cash provided by (used in) financing activities	(134)	910	(1)	(92)	(1,100)	(417)

Effect of exchange rate changes on cash	—	—	—	(3)	—	(3)

Increase (decrease) in cash and cash equivalents	—	(24)	759	652	—	1,387
Cash and cash equivalents at beginning of period	—	25	2,086	2,111	—	4,222

Cash and cash equivalents at end of period	$—	$1	$2,845	$2,763	$—	$5,609

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
CONDENSED CONSOLIDATING FINANCIAL INFORMATION
STATEMENT OF CASH FLOWS
May 1 through September 30, 2010

	Successor
						Consolidated
	LyondellBasell			Non-		LyondellBasell
Millions of dollars	N.V.	LCC	Guarantors	Guarantors	Eliminations	N.V.
Net cash provided by (used in) operating activities	$(1)	$(373)	$1,705	$898	$—	$2,229

Expenditures for property, plant and equipment	—	(6)	(171)	(89)	—	(266)
Loans to affiliates	—	(297)	(28)	—	325	—

Net cash used in investing activities	—	(303)	(199)	(89)	325	(266)

Net borrowings under revolving credit facilities	—	—	—	52	—	52
Proceeds from short-term debt	—	—	—	7	—	7
Repayments of short-term debt	—	—	—	(8)	—	(8)
Payments of debt issuance costs	—	(2)	—	—	—	(2)
Proceeds from (repayments of notes payable to affiliates	—	51	297	(23)	(325)	—
Other, net	—	1	(5)	—	—	(4)

Net cash provided by financing activities	—	50	292	28	(325)	45

Effect of exchange rate changes on cash	—	—	—	113	—	113

Increase (decrease) in cash and cash equivalents	(1)	(626)	1,798	950	—	2,121
Cash and cash equivalents at beginning of period	—	642	603	1,466	—	2,711

Cash and cash equivalents at end of period	$(1)	$16	$2,401	$2,416	$—	$4,832

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
CONDENSED CONSOLIDATING FINANCIAL INFORMATION
STATEMENT OF CASH FLOWS
January 1 through April 30, 2010

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
In addition to comparisons of current operating results with the same period in the prior year, we have included, as additional disclosure, certain “trailing quarter” comparisons of third quarter 2011 operating results to second quarter 2011 operating results. Our businesses are highly cyclical, in addition to experiencing some less significant seasonal effects. Trailing quarter comparisons may offer important insight into current business direction.
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
Foreign Currency Translations of Non-U.S. Denominated Financial Statements—In countries outside of the United States, we generally generate revenues and incur operating expenses denominated in local currencies. The predominant local currency of our operations outside of the United States is the Euro. The gains and losses that result from the process of translating foreign functional currency financial statements to U.S. dollars are included in OCI (loss) in Stockholders’ Equity. These translation adjustments may be significant in any given period, based on the fluctuations of the Euro relative to the U.S. Dollar. An increase in the value of the U.S. dollar relative to the Euro in the third quarter 2011 resulted in a loss of $504 million, more than offsetting increases of $500 million experienced during the first six months of 2011 as the value of the U.S. dollar decreased relative to the Euro. The net loss, which is reflected in the $4 million loss in OCI on the Consolidated Statement of Stockholders’ Equity at September 30, 2011, represents a net decrease in Comprehensive Income during the first nine months of 2011.
To ensure a proper analysis of the quarter over quarter results, the effects of fresh-start accounting on the Successor period are specifically addressed throughout this discussion. The primary impacts of our reorganization pursuant to the Plan of Reorganization and the adoption of fresh-start accounting on our results of operations are as follows:
Tax Impact of Reorganization—The application of the tax provisions of the Internal Revenue Code to the Plan of Reorganization resulted in the reduction or elimination of the majority of our tax attributes that otherwise would have carried forward into 2011 and later years. As a result, we did not retain any U.S. net operating loss carryforwards, alternative minimum tax credits or capital loss carryforwards going into 2011. In addition, a significant portion of our tax basis in depreciable assets was eliminated. Accordingly, it is expected that our liability for U.S. income taxes in future periods will reflect these adjustments and we estimate our cash tax liabilities for the years following 2010 will be significantly higher than in 2009 or 2010. This situation may be somewhat postponed by the temporary bonus depreciation provisions contained in the Job Creation Act of 2010, which allows current year expensing for certain qualified acquisitions. As a result of certain prior year limitations on the deductibility of our interest expense in the U.S. we retained approximately $2,500 million of interest carryforwards which are available to offset future taxable income, subject to certain limitations.
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
Depreciation and amortization expense—Depreciation and amortization expense is lower in the Successor period as a result of our revaluation of assets for fresh-start accounting. Depreciation and amortization as reported for all periods presented is as follows:

	Successor				Predecessor
			Nine Months	May 1	January 1
	Three Months Ended		Ended	through	through
	September 30,	September 30,	September 30,	September 30,	April 30,
Millions of dollars	2011	2010	2011	2010	2010
Cost of sales:
Depreciation	$188	$163	$527	$255	$464
Amortization	38	47	117	80	75

Research and development expenses:
Depreciation	6	4	15	7	8

Selling, general and administrative expenses:
Depreciation	5	8	17	9	18

	$237	$222	$676	$351	$565

Interest expense—Lower interest expense in the Successor period was largely driven by the discharge or repayment of debt, upon which interest was accruing during the bankruptcy, through the Company’s reorganization on April 30, 2010 pursuant to the Plan of Reorganization, partially offset by interest expense on the new debt incurred as part of the emergence from bankruptcy.

	Successor				Predecessor
				May 1	January 1
	Three Months Ended		Nine Months Ended	through	through
	September 30,	September 30,	September 30,	September 30,	April 30,
Millions of dollars	2011	2010	2011	2010	2010
Interest expense	$155	$182	$495	$314	$713

Overview of Results of Operations
Global market conditions in the third quarter and first nine months of 2011 improved from those experienced in the same periods in 2010 as general economic activities and demand in the durable goods sector, particularly the automotive markets, were higher. As a result, demand and operating rates were higher in 2011 than in 2010.
Excluding the impacts of fresh-start accounting, operating results in the third quarter and first nine months of 2011 generally reflected higher product margins compared to the same periods in 2010. The O&P-Americas business segment benefited from higher product margins driven by lower natural gas liquid prices relative to the price of crude oil. Higher operating results in the O&P-EAI are primarily the result of higher product margins across the ethylene chain, and for butadiene and PP compounds. The I&D business was primarily a reflection of higher product margins and higher sales volumes due to improvement in the global economy and in the durable goods markets. The Refining and Oxyfuels business segment results reflected the benefit of higher refining margins at the Houston refinery.
Results of operations for the Successor and Predecessor periods discussed in these “Results of Operations” are presented in the table below.

	Successor				Predecessor
				May 1	January 1
	Three Months Ended		Nine Months Ended	through	through
	September 30,	September 30,	September 30,	September 30,	April 30,
Millions of dollars	2011	2010	2011	2010	2010
Sales and other operating revenues	$13,297	$10,302	$39,591	$17,074	$13,467
Cost of sales	11,538	9,075	34,955	15,273	12,414
Selling, general and administrative expenses	239	204	697	333	308
Research and development expenses	53	35	142	58	55

Operating income	1,467	988	3,797	1,410	690
Interest expense	(155)	(182)	(495)	(314)	(713)
Interest income	10	(4)	31	8	5
Other income (expense), net	10	(97)	12	(43)	(265)
Income from equity investments	52	29	183	56	84
Reorganization items	—	(13)	(30)	(21)	7,388
Provision for (benefit from) income taxes	489	254	1,140	282	(1,315)

Net income	$895	$467	$2,358	$814	$8,504

RESULTS OF OPERATIONS
Revenues—Revenues increased by $2,995 million, or 29%, in the third quarter 2011 compared to the third quarter 2010 and $9,050 million, or 30%, in the first nine months of 2011 compared to the first nine months of 2010. Higher average product prices were responsible for revenue increases of 16% and 17%, respectively, in the third quarter and first nine months of 2011, while higher sales volumes added the remaining 13%, compared to the same periods in 2010. Average product sales prices were higher across most products and sales volumes increased primarily due to higher refining volumes at our Houston refinery.
Cost of Sales—The $2,463 million and $7,268 million increases in cost of sales for the third quarter and first nine months of 2011was primarily due to higher raw material costs, which reflect the effects of higher prices for crude oil and other hydrocarbons compared to the third quarter and first nine months of 2010. Depreciation and amortization expense was $230 million lower in the first nine months of 2011 compared to the first nine months of 2010, primarily due to the $7,474 million write-down of Property, Plant and Equipment associated with the April 2010 revaluation of our assets in fresh-start accounting. The third quarter and five-month Successor periods of 2010 included non-cash charges of $32 million and $333 million, respectively, to adjust the value of inventory at September 30 and June 30, 2010 to market value, which was lower than the April 30, 2010 value applied during fresh-start accounting. These 2010 Successor periods also included a $64 million charge as a change in estimate related to a dispute that arose during the third quarter 2010 over environmental liability.
SG&A Expenses—Selling, general and administrative (“SG&A”) expenses in the third quarter and first nine months of 2011 were higher by $35 million and $56 million, respectively, compared to the third quarter and first nine months of 2010. The increases reflect charges associated with activities to reorganize certain functional organizations and the impact of higher foreign exchange rates on the non-U.S. portion of these costs. The increases in both periods were partially offset by lower employee-related expenses as a result of a lower headcount.
R&D Expenses—Research and development (“R&D”) expenses in the third quarter and first nine months of 2011 increased $18 million and $29 million, respectively, primarily due to impairment charges of $19 million, including $17 million for the impairment of an R&D project in Europe during the third quarter 2011, and $16 million of charges in the second quarter 2011 related to employee severance and asset retirement obligations associated with an R&D facility that is being relocated.
Operating Income—The increase in operating income in the third quarter 2011, compared to the third quarter 2010, reflects higher operating results for our Refining and Oxyfuels, O&P-Americas and I&D business segments, partially offset by lower results for our O&P-EAI segment. The increase in operating income for the first nine months of 2011, compared to the same period in 2010, primarily reflects higher refining margins at our Houston refinery and higher product margins for ethylene, butanediol, EO and derivatives and acetyls. Operating results in the first nine months of 2011 and the Successor period in 2010 benefited from lower depreciation and amortization expense of $240 million, and $214 million, respectively, primarily due to the $7,474 million write-down of Property, plant, and equipment associated with the revaluation of our assets in fresh-start accounting in April 2010. Results in the third quarter and five-month Successor periods in 2010 were also negatively impacted by non-cash charges of $32 million and $333 million, respectively, to adjust inventory as described above. Operating results for each of our business segments are reviewed further in the “Segment Analysis” section below.
Interest Expense—Interest expense was $27 million lower in the third quarter 2011 compared to the same period in 2010 primarily due to the repayment of $1,486 million of debt since the beginning of the fourth quarter 2010. This repayment coupled with the repayment or discharge of higher cost debt on the Emergence Date in accordance with the Plan of Reorganization, upon which interest had been accruing during the bankruptcy resulted in $532 million of lower interest expense in the first nine months of 2011 compared to the corresponding period in 2010.
Other Income (Expense), net—Other income, net, in the third quarter and first nine months of 2011, included the fair value adjustments of the warrants to purchase our shares, and foreign exchange losses. The fair value adjustments related to our warrants reflected a benefit of $22 million in the third quarter 2011 and a negative effect of $31 million in the first nine months of 2011. Foreign exchange losses incurred in the third quarter and first nine months of 2011 were $17 million and $11 million, respectively. The first nine months of 2011 also included a $41 million gain on the sale of surplus precious metals.
Other expense, net, in the third quarter and first nine months of 2010 included foreign exchange losses of $20 million and $238 million, respectively, and the negative effect of the fair value adjustment of warrants to purchase shares of our common stock of $76 million and $59 million, respectively. The foreign exchange losses for the first nine months of 2010 are primarily related to the revaluation of third party debt of certain of our subsidiaries due to a decrease in the foreign exchange rates in effect at September 30, 2010 compared to December 31, 2009. Such debt was denominated in currencies other than the functional currencies of these subsidiaries and was refinanced upon emergence from bankruptcy.
Income from Equity Investments—Increases of $23 million and $43 million in Income from equity investments in the third quarter and first nine months of 2011, respectively, compared to those same periods in 2010, primarily reflect the commencement of commercial operations at our Al Waha joint venture in April 2011 and the addition of capacity at our HMC joint venture in late 2010.

Reorganization Items—The Company had reorganization items expense totaling $30 million in the first nine months of 2011, and income from reorganization items of $7,367 million in the first nine months of 2010. Income from reorganization items in the combined 2010 periods included gains totaling $13,617 million related to settlement of liabilities subject to compromise, deconsolidation of entities upon emergence, adjustments related to rejected contracts, and a reduction of environmental remediation liabilities. These gains were partially offset by a charge of $6,278 million related to the changes in net assets resulting from the application of fresh-start accounting and by several one-time emergence costs, including the success and other fees earned by certain professionals upon the Company’s emergence from bankruptcy, damages related to the rejection of executory contracts and plant closure costs.
Income Tax—Our effective income tax rates for the third quarter and first nine months of 2011 were 35.3% and 32.6%, respectively, resulting in tax expense of $489 million on pretax income of $1,384 million for the third quarter 2011 and tax expense of $1,140 million on pretax income of $3,498 million for the first nine months of 2011. The effective income tax rate for the third quarter 2011 was higher than the year to date effective income tax rate due to a shift of income to higher tax jurisdictions coupled with non-U.S. tax law changes resulting in a lower benefit from the release of valuation allowances. The 2011 effective income tax rate for the first nine months of 2011 was lower than the U.S. statutory 35% rate primarily due to the effect of pretax income in countries with lower statutory tax rates and favorable permanent deductions related to notional royalties, equity earnings, and release of valuation allowance which were partially offset by the non-deductible expenses related to stock warrants. In the five-month Successor period ended September 30, 2010, we recorded a tax provision of $282 million, representing an effective tax rate of 25.7% on pre-tax income of $1,096 million. In the four months ended April 30, 2010, the Predecessor recorded a tax benefit of $1,315 million, representing a negative effective tax rate of 18.3% on pretax income of $7,189 million. The provision for the 2010 Successor period differs from the statutory 35% rate primarily due to the fact that in several countries the Company generated either income with no tax expense or losses where we recorded no tax benefit due to valuation allowances on our deferred tax assets in those countries.
Net Income—The following table summarizes the major components contributing to net income:

	Successor				Predecessor
			Nine Months	May 1	January 1
	Three Months Ended		Ended	through	through
	September 30,	September 30,	September 30,	September 30,	April 30,
Millions of dollars	2011	2010	2011	2010	2010
Operating income	$1,467	$988	$3,797	$1,410	$690
Interest expense, net	(145)	(186)	(464)	(306)	(708)
Other income (expense), net	10	(97)	12	(43)	(265)
Income from equity investments	52	29	183	56	84
Reorganization items	—	(13)	(30)	(21)	7,388
Provision for (benefit from) income taxes	489	254	1,140	282	(1,315)

Net income	$895	$467	$2,358	$814	$8,504

Third Quarter 2011 versus Second Quarter 2011—Net income was $895 million in the third quarter 2011 compared to $803 million in the second quarter 2011. Net income in the third quarter 2011 reflected pretax charges totaling $81 million related to compensation expense, impairment of an R&D project in Europe, an asset retirement obligation associated with our Berre refinery and activities to reorganize certain functional organizations in Germany. These charges were partially offset by benefits totaling $44 million, including the fair value adjustment of our outstanding warrants. The second quarter 2011 reflected pretax charges totaling $102 million related to corporate restructurings, reorganization items, environmental charges and the early repayment of debt. These charges were partially offset by pretax benefits totaling $47 million, including a benefit from the sale of surplus precious metals. Apart from these items, net income in the third quarter 2011 reflected improvements in operating results for our refining and oxyfuels, O&P-Americas and I&D business segments. The benefit of reliable operations and optimization of the Houston refinery crude slate were reflected in the operating results of the refining and oxyfuels business segment, while our O&P-Americas segment results reflected the benefit of strong ethane and naphtha based ethylene margins. Operating results for our I&D segment also reflected an improvement as operations remained steady and strong. These net benefits were partially offset by lower net operating income for the O&P-EAI and technology business segments and a higher provision for income taxes in the third quarter 2011.
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

	Successor				Predecessor
				May 1	January 1
	Three Months Ended		Nine Months Ended	through	through
	September 30,	September 30,	September 30,	September 30,	April 30,
Millions of dollars	2011	2010	2011	2010	2010
Sales and other operating revenues:
O&P — Americas segment	$3,875	$3,247	$11,457	$5,251	$4,183
O&P — EAI segment	3,918	3,247	12,126	5,387	4,105
I&D segment	1,617	1,453	5,086	2,393	1,820
Refining and Oxyfuels segment	5,869	3,867	16,422	6,270	4,748
Technology segment	129	157	394	232	145
Other, including intersegment eliminations	(2,111)	(1,669)	(5,894)	(2,459)	(1,534)

Total	$13,297	$10,302	$39,591	$17,074	$13,467

Operating income (loss):
O&P — Americas segment	$599	$448	$1,529	$597	$320
O&P — EAI segment	144	231	530	345	115
I&D segment	259	207	728	316	157
Refining and Oxyfuels segment	454	83	914	97	(99)
Technology segment	7	38	96	61	39
Other, including intersegment eliminations	4	(19)	—	(6)	(41)
Current cost adjustment	—	—	—	—	199

Total	$1,467	$988	$3,797	$1,410	$690

Income (loss) from equity investments:
O&P — Americas segment	$7	$6	$18	$9	$5
O&P — EAI segment	38	20	150	45	80
I&D segment	7	3	15	2	(1)

Total	$52	$29	$183	$56	$84

Olefins and Polyolefins—Americas Segment
Overview—The U.S. ethylene industry continued to benefit from processing natural gas liquids in the third quarter and first nine months of 2011. The cost of ethylene produced from natural gas liquids is lower compared to that produced from crude oil-based liquids, which is the predominant feedstock used in the rest of the world. Ethylene margins remained strong in 2011 primarily due to advantaged prices for ethane, which was the favored feedstock during the third quarter and first nine months of 2011, and high co-product sales prices, primarily propylene and butadiene. Market demand for polyethylene increased in the third quarter 2011, while increasing prices for propylene throughout the third quarter and most of the first nine months of 2011 pressured the polypropylene market. The impacts of fresh-start accounting, including the benefit of lower depreciation and amortization expense related to the write-down of segment assets, are reflected in the operating results of the first nine months of 2011 and the Successor periods in 2010. The 2010 Successor periods also include the negative impact of non-cash charges to adjust inventory to market value (see “Results of Operations-Cost of Sales”).
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
Production economics for the U.S. industry have favored NGLs during 2011. As a result, we focused on maximizing the use of NGLs at our U.S. plants. During the third quarter and first nine months of 2011, approximately 75% of our ethylene production was from NGLs. Based on current trends and assuming the price of crude oil remains at a high level relative to natural gas, we would expect production economics in the U.S. to continue to favor NGLs for the near and mid-term.

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

	Average Benchmark Price and Percent Change
	Versus Prior Year Period Average
	Three months ended			Nine Months Ended
	September 30,			September 30,
	2011	2010	Change	2011	2010	Change
Crude oil (WTI) — dollars per barrel	89.5	76.1	18%	95.5	77.7	23%
Natural gas (Henry Hub) dollars per million BTUs	4.3	4.4	(1)%	4.3	4.6	(6)%
Weighted average U.S. cost of ethylene production — cents per pound	34.3	25.2	36%	33.6	28.7	17%
United States — cents per pound:
Ethylene	55.8	38.3	45%	54.2	45.4	19%
Polyethylene (HD)	89.0	77.7	15%	90.7	81.7	11%
Propylene — polymer grade	76.5	56.2	36%	78.5	60.3	30%
Polypropylene	103.0	82.7	25%	105.9	86.8	22%
The following table sets forth the O&P¯Americas segment’s sales and other operating revenues, operating income, income from equity investments and selected product sales volumes.

	Successor				Predecessor
			Nine Months	May 1	January 1
	Three Months Ended		Ended	through	through
	September 30,	September 30,	September 30,	September 30,	April 30,
Millions of dollars	2011	2010	2011	2010	2010
Sales and other operating revenues	$3,875	$3,247	$11,457	$5,251	$4,183
Operating income	599	448	1,529	597	320
Income from equity investments	7	6	18	9	5

Production Volumes, in millions of pounds
Ethylene	2,134	2,184	6,152	3,433	2,768
Propylene	838	790	2,163	1,303	1,019
Sales Volumes, in millions of pounds
Polyethylene	1,368	1,472	4,150	2,357	1,765
Polypropylene	635	675	1,831	1,124	836
Revenues—O&P—Americas revenues increased by $628 million, or 19%, in the third quarter 2011, compared to the same period in 2010 and by $2,023 million, or 21%, in the first nine months of 2011 compared to same period in 2010. Higher average sales prices for most products in the third quarter and first nine months of 2011 were responsible for revenue increases of 27% and 25%, respectively, while lower sales volumes reduced revenues by 7% in the third quarter 2011 and 4% in the first nine months of 2011 compared to the same periods in 2010. An improved supply/demand balance and higher crude-oil based raw material costs have contributed to the higher average sales prices seen to date in 2011.

Operating Income—Operating results for the O&P—Americas segment in the third quarter and first nine months of 2011 reflected increases of $151 million and $612 million, respectively, compared to the third quarter and first nine months of 2010. Operating results for the third quarter and five-month Successor periods in 2010 were negatively impacted by non-cash charges of $26 million and $197 million, respectively, to adjust inventory to market value. The first nine months of 2011 benefited from lower depreciation expense of $72 million, compared to the same nine month period in 2010 as a result of the application of fresh-start accounting and the revaluation of our assets.
Operating results in the third quarter 2011 reflected higher ethylene chain margins compared to the third quarter 2010 despite significantly lower polyethylene margins in the third quarter 2011. The lower polyethylene margins were primarily due to the higher price of ethylene in the third quarter 2011 compared to the same 2010 period. Polypropylene operating results were also lower in the third quarter 2011 reflecting the effects of elevated raw material costs.
The $612 million increase in operating results for the first nine months of 2011 compared to the first nine months of 2010 was primarily the result of higher ethylene product margins, partially offset by the effect of lower sales volumes for ethylene and polypropylene. Polyethylene product margins in the first nine months of 2011 were relatively unchanged from the corresponding period in 2010 as higher average sales prices and lower freight and distribution costs were offset by higher ethylene feedstock costs. Operating results for the first nine months of 2011 also included higher fixed costs due to a major turnaround at our Channelview plant and a utility supplier outage at our Morris, Illinois facility.
Third Quarter 2011 versus Second Quarter 2011—The O&P—Americas segment had operating income of $599 million in the third quarter 2011 compared to $509 million in the second quarter 2011. The increase in operating results for the third quarter 2011 reflects higher product margins for ethylene and the effect of higher ethylene and polyethylene sales volumes, which more than offset the effect of lower product margins for polyethylene and polypropylene. The higher product margins for ethylene reflect the effect of lower feedstock prices and the increasing price of butadiene, partially offset by a decrease in the average sales price of ethylene. The lower product margins for polyethylene reflect lower average sales prices coupled with higher price of ethylene.
Olefins and Polyolefins—Europe, Asia and International Segment
Overview—Market demand for ethylene was lower in Europe in the third quarter 2011 compared to the third quarter 2010 reflecting economic uncertainty, and was comparable in the first nine months of 2011 and 2010. Ethylene industry margins decreased in the third quarter 2011 as the benchmark weighted average cost of ethylene production increased more than the benchmark average sales price, while industry margins for ethylene expanded in the first nine months of 2011 as benchmark average sales prices increased more than the benchmark weighted average cost of ethylene production. Lower market demand for polyolefins in the third quarter 2011 compared to the third quarter 2010, reflected the effects of poor economic conditions and delayed purchases as customers anticipated lower prices. Market demand for polyolefins was comparable in the first nine months of 2011 and 2010.
Operating results in the third quarter 2011 were lower across all businesses in the O&P-EAI segment with the exception of PP compounds, compared to the third quarter 2010. These lower results primarily reflected lower product margins, partially offset by higher sales volume for butadiene, polyethylene and PP compounds. Despite a lower third quarter, operating results for the O&P—EAI segment in the first nine months of 2011 reflected strong product margins for ethylene and butadiene compared to the first nine months of 2010, and higher sales volumes across most products in the first nine months of 2011. Operating results for both 2011 periods and the Successor period in 2010 also reflected the impacts of fresh-start accounting, including the benefit of lower depreciation and amortization expense related to the write-down of segment assets. The 2010 Successor periods include the negative impact of non-cash charges to adjust inventory to market value and a charge related to a change in estimate associated with a dispute over environmental indemnity, while the first nine months of 2011 includes charges associated with activities to reorganize certain functional organizations and for increased liabilities at our Wesseling, Germany site (see “Results of Operations-Cost of Sales”).
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

	Average Benchmark Price and Percent Change
	Versus Prior Year Period Average
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2011	2010	Change	2011	2010	Change
Brent crude oil — dollars per barrel	112.09	77.80	44%	111.24	78.33	42%
Western Europe benchmark prices weighted average cost of ethylene production — €0.01 per pound	37.3	26.5	41%	35.8	27.5	30%
Ethylene	50.3	43.1	17%	52.3	42.8	22%
Polyethylene (high density)	59.9	52.4	14%	62.6	52.5	19%
Propylene	50.2	43.1	17%	52.1	42.4	23%
Polypropylene (homopolymer)	62.0	60.3	3%	66.0	57.3	15%

Average Exchange Rate — $US per €	1.4146	1.2893	10%	1.4066	1.3164	7%
The following table sets forth the O&P—EAI segment’s sales and other operating revenues, operating income, income from equity investments and selected product production and sales volumes.

	Successor				Predecessor
			Nine Months	May 1	January 1
	Three Months Ended		Ended	through	through
	September 30,	September 30,	September 30,	September 30,	April 30,
Millions of dollars	2011	2010	2011	2010	2010
Sales and other operating revenues	$3,918	$3,247	$12,126	$5,387	$4,105
Operating income	144	231	530	345	115
Income from equity investments	38	20	150	45	80

Production volumes, in millions of pounds
Ethylene	926	994	2,922	1,589	1,108
Propylene	560	636	1,799	1,024	661
Sales volumes, in millions of pounds
Polyethylene	1,349	1,316	3,933	2,127	1,658
Polypropylene	1,638	1,891	4,973	3,074	2,117
Revenues—Revenues increased by $671 million and $2,634 million, respectively, in the third quarter and first nine months of 2011 compared to revenues in the third quarter and first nine months of 2010 primarily due to higher average product sales prices, which were mainly driven by higher raw material costs. Sales volumes of polypropylene in the third quarter were lower than the comparable period in 2010, partially offset by smaller volume increases in olefins, PP compounds, and polybutene. For the nine months of 2011, there was an increase in total volume versus the first nine months of 2010 as a decline in polypropylene sales was more than offset by increases in the other product areas. Higher average sales prices were responsible for revenue increases of 22% in the third quarter 2011 and 25% in the first nine months of 2011 compared to the overall revenue increases of 21% and 28%, respectively. Lower sales volumes were responsible for a 1% decrease in revenues in the third quarter 2011 while the remaining 3% increase in revenues for the first nine months of 2011 was due to higher sales volumes.

Operating Income—Operating results for the O&P—EAI segment decreased by $87 million in the third quarter 2011 and increased by $70 million in the first nine months of 2011 compared to the same periods in 2010. Operating results for the first nine months of 2011 include the impact of charges associated with activities to reorganize certain functional organizations and for increased liabilities at our Wesseling, Germany site. Operating results for the third quarter and first nine months of 2010 were negatively impacted by a $43 million charge associated with a change in estimate related to a dispute that arose during the third quarter 2010 over environmental indemnity and by $5 million of non-cash charges to adjust inventory at both June 30, and September 30, 2010 to market value, which were lower than the April 30, 2010 value applied during fresh-start accounting. The five-month 2010 Successor period also included a $23 million charge for a plant closure and other costs related to a polypropylene plant in Italy. Depreciation and amortization expense was $8 million lower in the first nine months of 2011 compared to the same 2010 period primarily due to the write-down of Property, plant and equipment associated with the revaluation of our assets in fresh-start accounting. Apart from the items discussed above, results for the underlying operations of our O&P—EAI business segment were lower in the third quarter 2011 and higher in the first nine months of 2011.
Third quarter 2011 operating results were lower across all businesses except for the PP compounding and Catalloy businesses which were relatively unchanged from the third quarter 2010. Lower product margins for olefins, polyethylene and polypropylene as well as the effect of lower propylene sales volumes reflected weaker demand in the third quarter 2011, compared to the third quarter 2010. Improved business results in the first nine months of 2011 primarily reflected higher product margins for ethylene, butadiene, PP compounds and Catalloy, and the effect of higher sales volumes for most products. These improvements were partially offset by lower product margins for polypropylene and polyethylene reflecting higher monomer prices compared to those experienced in the first nine months of 2010. The strength in butadiene margins reflects strong global demand coupled with constrained supply as a result of a preference for NGL olefins feedstocks, which produce less butadiene than liquid feedstocks, in North America.
Third Quarter 2011 versus Second Quarter 2011—The O&P—EAI segment had operating income of $144 million in the third quarter 2011 compared to $207 million in the second quarter 2011. The decrease in operating results in the third quarter 2011, compared to the second quarter 2011, is primarily attributable to lower product margins across all businesses except for PP compounding. The lower product margins for olefins are primarily due to higher raw material costs reflecting volatility in the price of crude over the period. These increased costs were tempered by continued strong butadiene margins. Polyethylene results were seasonally lower as reflected by weak margins and lower average sales volumes. Results for the polypropylene business weakened during the third quarter, while operating results for PP compounding and Catalloy, improved primarily due to improved margins.
Intermediates and Derivatives Segment
Overview—The Intermediates and Derivatives (“I&D”) segment results for the third quarter and first nine months of 2011 reflected higher margins in all product areas, especially in butanediol (“BDO”) and in ethylene oxide and derivatives (“EO&D”). The PO and derivatives (“PO&D”) market remained generally steady during the third quarter and first nine months of 2011 despite the effect of rising propylene prices. Operating results for the third quarter and first nine months of 2011 reflected the impacts of fresh-start accounting, including the benefit of lower depreciation and amortization expense for the nine months of 2011 related to the write-down of segment assets. The 2010 Successor period also includes the negative impact of a non-cash charge to adjust inventory to market value. See “Results of Operations—Cost of Sales.”

The following table sets forth the I&D segment’s sales and other operating revenues, operating income, income from equity investments and selected product sales volumes.

	Successor				Predecessor
			Nine Months	May 1	January 1
	Three Months Ended		Ended	through	through
	September 30,	September 30,	September 30,	September 30,	April 30,
Millions of dollars	2011	2010	2011	2010	2010
Sales and other operating revenues	$1,617	$1,453	$5,086	$2,393	$1,820
Operating income	259	207	728	316	157
Income (loss) from equity investments	7	3	15	2	(1)

Sales Volumes, in millions of pounds
PO&D	758	872	2,387	1,388	1,134
EO&D	281	206	846	363	358
Styrene	714	827	2,383	1,338	858
Acetyls	411	405	1,267	705	518
TBA intermediates	433	454	1,377	783	613
Revenues—Revenues for the third quarter and first nine months of 2011 increased $164 million and $873 million compared to the third quarter and first nine months of 2010, respectively. The third quarter and first nine months of 2010 include revenues of our Flavor and Fragrances business, which was sold in December 2010. These revenues were approximately 3% of total I&D segment revenues in each of the periods in 2010. Higher average sales prices resulted in revenue increases of 19% and 20%, respectively, in the third quarter and first nine months of 2011. Lower styrene sales volumes, offset partially by higher EO&D volumes, were primarily responsible for a volume-based revenue decrease of 5% in the third quarter 2011 compared to the third quarter 2010. For the first nine months of 2011, volume increases were responsible for a 4% revenue increase compared to the first nine months of 2010. Styrene and EO&D were the main contributors to the volume increase in the first nine months of 2011.
Operating Income—Operating results for the I&D segment reflected an increase of $52 million in the third quarter 2011 compared to the third quarter 2010 and an increase of $255 million in the first nine months of 2011 compared to the same 2010 period.
Higher margins for BDO and other PO derivatives, and for EO&D, were the primary drivers of increased operating income in both the third quarter and first nine months of 2011. Margins and volumes in all of the I&D business remained strong. Automotive and other durables demand and competitor outages contributed to favorable supply/demand fundamentals as prices outpaced increased raw material costs.
Operating results in the first nine months of 2011 benefited from lower depreciation and amortization expense of $37 million compared to the combined first nine months of 2010 primarily due to the write-down of Property, plant and equipment associated with the revaluation of our assets in fresh-start accounting. Operating results for the five-month 2010 Successor period were negatively impacted by a $25 million non-cash charge to adjust inventory at June 30, 2010 to market, which was lower than the value at April 30, 2010 applied during fresh-start accounting.
Third Quarter 2011 versus Second Quarter 2011—The I&D segment had operating income of $259 million in the third quarter 2011 compared to $235 million in the second quarter 2011. Operating results for the third quarter 2011 primarily reflected continued strong volumes and product margins for PO&D, especially BDO, due to favorable supply/demand fundamentals. Profitable purchases for resale in the acetyls business contributed to the second quarter 2011 operating results.

Refining and Oxyfuels Segment
Overview—Benchmark U.S. heavy crude refining margins were higher in the third quarter and first nine months of 2011 as a result of significant discounts for heavy crude oil. European refining margins were challenged by industry overcapacity and the loss of Libyan crude oil supply. Oxyfuels margins in 2011 improved compared to 2010 due to higher gasoline prices relative to the cost of natural gas liquids-based raw material costs.
Segment operating results in the third quarter and first nine months of 2011 primarily reflected the effect of higher crude oil refining margins, higher oxyfuels margins, and increased crude runs at the Houston refinery compared to the same periods in 2010. Crude processing rates at the Houston refinery were higher in the third quarter and first nine months of 2011, compared to the same periods in 2010, as a result of unplanned outages during 2010, including the crude unit fire in May 2010. Third quarter 2011 crude processing rates at the Berre refinery were lower than the third quarter 2010 as local refining margins did not support higher processing rates. Oxyfuels results in the third quarter and first nine months of 2011 were higher compared to the same period in 2010. Operating results for the first nine months of 2011 and the five-month Successor period in 2010 reflect the impacts of fresh-start accounting, including the benefit of lower depreciation and amortization expense related to the write-down of segment assets. In addition, the five-month Successor period in 2010 was negatively impacted by non-cash charges to adjust inventory to market value. See “Results of Operations—Cost of Sales.”

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

	Successor				Predecessor
			Nine Months	May 1	January 1
	Three Months Ended		Ended	through	through
	September 30,	September 30,	September 30,	September 30,	April 30,
Millions of dollars	2011	2010	2011	2010	2010
Sales and other operating revenues	$5,869	$3,867	$16,422	$6,270	$4,748
Operating income (loss)	454	83	914	97	(99)
Sales Volumes, in millions
Gasoline blending components - MTBE/ETBE (gallons)	260	248	658	407	266

Crude processing rates (thousands of barrels per day)
Houston Refinery	269	261	263	217	263

Berre Refinery	79	99	88	102	75

Market margins — $ per barrel
Light crude oil - 2-1-1*	9.54	7.60	8.64	8.96	7.50
Light crude oil — Maya differential*	13.99	8.54	15.85	8.63	9.46

Total Maya 2-1-1	23.53	16.14	24.49	17.59	16.96

Urals — 4-1-2-1	8.76	5.89	8.10	6.45	6.17

Market margins — cents per gallon
MTBE — NWE	94.1	45.2	81.8	54.0	58.5

*	WTI crude oil was used as the Light crude reference for periods prior to 2011. As of January 1, 2011 Light Louisiana Sweet (“LLS”) crude oil is used as the Light crude oil reference. Beginning in early 2011, the WTI crude oil reference has not been an effective indicator of light crude oil pricing given the large location differential compared to other light crude oils.
Revenues—Revenues for the Refining and Oxyfuels segment increased $2,002 million and $5,404 million, respectively, in the third quarter and first nine months of 2011 compared to the third quarter and first nine months of 2010. These increases are primarily due to higher average sales prices and the effect of higher refining sales volumes at our Houston refinery. The increases in Houston refinery revenues in the third quarter and first nine months of 2011 were partially offset by lower oxyfuels sales volumes, and in third quarter 2011 by lower refining volumes at the Berre refinery. Higher average sales prices were responsible for revenue increases of 43% and 40%, respectively, in the third quarter and first nine months of 2011. The remaining increases in revenues of 9% in both the third quarter and first nine months of 2011 were related to higher sales volumes.
Houston refinery crude processing rates were higher by 3% and 11%, respectively, in the third quarter and first nine months of 2011, compared to the same 2010 periods. These increases primarily reflect the effects of an unplanned outage during the third quarter 2010 and a crude unit fire in the second quarter 2010. Crude processing rates for the Berre refinery were 20% lower in the third quarter and relatively unchanged in the first nine months of 2011, compared to the same 2010 periods. The lower crude processing rates for the Berre refinery during the third quarter

2011 compared to the same 2010 period reflects management’s decision to reduce crude processing rates in response to continued poor market conditions.
Operating Income (Loss)—Operating results for the third quarter and first nine months of 2011 increased by $371 million and $916 million, respectively, compared to the same periods in 2010. The improvement in the underlying operations of the refining and oxyfuels businesses primarily reflects higher refining margins at the Houston refinery as indicated by the increase in the Maya 2-1-1 benchmark margin, and higher oxyfuels margins. Financial performance of the Houston refining business was favorably impacted by purchasing crude oils at discounts versus the Maya reference price for heavy crude oil. Margins for oxyfuels products reflect the effect of higher spreads between the prices of gasoline and butane, a key raw material. Operating results for the first nine months of 2011 include a $34 million benefit related to an insurance recovery associated with the misconduct of a former employee. Operating results for the first nine months of 2011 also benefited from lower depreciation expense of $108 million, compared to the same 2010 period as a result of the application of fresh-start accounting and the revaluation of our assets. Operating results for the third quarter and first nine months of 2010 were negatively impacted by a $21 million charge associated with a change in estimate related to a dispute over environmental indemnity, and in the first nine months of 2010, by a crude unit fire in May 2010, resulting in lost production and $14 million of cash costs. Operating results for the 2010 five-month Successor period were negatively impacted by non-cash charges totaling $133 million to adjust inventory to market value, which was lower than the April 30, 2010 value applied during fresh-start accounting.
Third Quarter 2011 versus Second Quarter 2011—The Refining and Oxyfuels segment had operating income of $454 million in the third quarter 2011 compared to $296 million in the second quarter 2011. The improvement in the third quarter 2011 operating results was primarily the result of higher margins at the Houston refinery driven by purchasing crude oil at discounts versus the Maya reference price for heavy crude oil, partially offset by lower oxyfuels margins.
Crude processing rates at the Houston refinery were 2% higher in the third quarter 2011 compared to the second quarter 2011. Berre refinery crude processing rates were reduced in the third quarter 2011 in response to continued poor market conditions. Margins at the Berre refinery improved slightly in the third quarter 2011. Oxyfuels product margins were seasonally lower in the third quarter 2011 compared to the second quarter 2011, reflecting the lower spread between ethanol and gasoline as demand for high octane, clean gasoline components declined.
Technology Segment
Overview—The Technology segment results reflected higher research and development costs in the third quarter and first nine months of 2011 and lower licensing and services revenue in the third quarter of 2011 compared to the same 2010 periods. Operating results for the catalyst business were higher in both 2011 periods compared to the corresponding periods in 2010. The following table sets forth the Technology segment’s sales and other operating revenues and operating income.

	Successor				Predecessor
			Nine Months	May 1	January 1
	Three Months Ended		Ended	through	through
	September 30,	September 30,	September 30,	September 30,	April 30,
Millions of dollars	2011	2010	2011	2010	2010
Sales and other operating revenues	$129	$157	$394	$232	$145
Operating income	7	38	96	61	39
Revenues—Revenues for the third quarter and first nine months of 2011 decreased by $28 million, or 18%, and increased by $17 million, or 5%, compared to the third quarter and first nine months of 2010, respectively. The decrease in the third quarter 2011 reflects lower process licensing and services revenue, partially offset by the effect of higher catalyst sales volumes compared to the third quarter 2010. The increase in revenues for the first nine months of

2011 reflects the recognition of previously deferred process license revenue and the effect of higher catalyst sales volumes compared to the first nine months of 2010.
Operating Income—Operating income in the third quarter 2011 decreased by $31 million and remained relatively unchanged in the first nine months of 2011, compared to the third quarter and first nine months of 2010. The decrease in the third quarter 2010 reflected lower revenue related to process licenses from prior years and higher R&D expenses, partially offset by the effects of higher operating results for catalysts. Higher R&D costs in the first nine months of 2011 more than offset the effects of higher revenue from process licenses from prior years and higher operating results for catalysts. Operating income in the 2010 periods reflected the impact of a slowdown in polyolefin projects that stemmed from the economic crisis in late 2008. The higher R&D costs in the first nine months of 2011 include $19 million of charges, primarily related to the impairment of an R&D project in Europe, and charges totaling $16 million for employee severance and asset retirement obligations related to an R&D facility that is being relocated.
Third Quarter 2011 versus Second Quarter 2011 —The Technology segment had operating income of $7 million in the third quarter 2011 compared to $23 million in the second quarter 2011. The decrease in third quarter 2011 operating results was primarily due to lower process license revenue in the third quarter. R&D costs were comparable in the second and third quarters of 2011 and included charges totaling $16 million for employee severance and asset retirement obligations related to an R&D facility that is being relocated and $19 million of impairment charges described above, respectively. Third quarter 2011 operating results for the catalyst business were comparable to the second quarter 2011.
FINANCIAL CONDITION
Operating, investing and financing activities of continuing operations, which are discussed below, are presented in the following table:

	Successor		Predecessor
	Nine Months	May 1	January 1
	Ended	through	through
	September 30,	September 30,	April 30,
Millions of dollars	2011	2010	2010
Source (use) of cash:
Operating activities	$2,778	$2,229	$(925)
Investing activities	(971)	(266)	(224)
Financing activities	(417)	45	3,315
Operating Activities—Cash of $2,778 million provided in the first nine months of 2011 primarily reflected an increase in earnings and higher distributions from our joint ventures, partially offset by an increase in cash used by the main components of working capital and company contributions to our pension plans. The $1,304 million of cash provided in the combined first nine months of 2010 primarily reflected an increase in earnings offset by payments for reorganization items, claims under the Plan of Reorganization and certain annual payments related to sales rebates, employee bonuses, property taxes and insurance premiums.
The main components of working capital used cash of $594 million in the first nine months of 2011 compared to $437 million in the first nine months of 2010. The increase in these working capital components during the first nine months of 2011 reflects increases of $282 million and $864 million, respectively, in accounts receivable and inventories, partially offset by a $552 million increase in accounts payable. The increases in both accounts receivable and accounts payable reflect the effect of increasing prices over the period, and the increase in inventories reflects temporary volume increases in our O&P Americas and I&D business segments.
        .

The $437 million use of cash by the main components of working capital in the first nine months of 2010 reflected a $616 million increase in accounts receivable due to the effects of higher average sales prices and higher sales volumes and a $237 million increase in inventory, partially offset by a $416 million increase in accounts payable due to the higher costs and volumes of feedstocks, and more favorable payment terms.
Investing Activities—Cash of $971 million used in investing activities in the first nine months of 2011 primarily reflects capital expenditures and a $281 million increase in restricted cash, partially offset by proceeds from the sale of assets. Capital expenditures include a pipeline that we purchased in July 2011 for $73 million. The $71 million of proceeds include $57 million related to the sale of surplus precious metals. The increase in restricted cash is primarily related to the issuance of letters of credit, which are cash collateralized.
Investing activities of $490 million in the combined 2010 period reflect capital expenditures that were partially offset by $12 million in proceeds from a money market fund that had suspended rights to redemption in 2008.
The following table summarizes capital expenditures for the periods presented:

	Successor		Predecessor
	Nine Months	May 1	January 1
	Ended	through	through
	September 30,	September 30,	April 30,
Millions of dollars	2011	2010	2010
Capital expenditures by segment:
O&P—Americas	$353	$90	$52
O&P—EAI	125	63	102
I&D	45	44	8
Refining and Oxyfuels	212	56	49
Technology	18	10	12
Other	14	3	3

Total capital expenditures by segment	767	266	226
Less:
Contributions to PO Joint Ventures	6	—	—

Consolidated capital expenditures of continuing operations	$761	$266	$226

The capital expenditures in the 2010 Predecessor period presented in the table above exclude costs of major periodic maintenance and repair activities, including turnarounds and catalyst recharges of $71 million.
Financing Activities—Financing activities used cash of $417 million in the first nine months of 2011 and provided $3,360 million in the combined 2010 period. In May 2011, we redeemed $203 million and €34 million ($50 million) of our 8% Senior Secured Notes due 2017, comprising 10% of the then outstanding senior secured dollar notes and senior secured Euro notes at March 31, 2011. We paid $7 million of premiums in conjunction with the redemption of the notes. In June 2011, we paid $15 million of fees related to the amendment of our U.S. ABL facility.
In the first nine months of 2011, we paid cash dividends totaling $171 million, including dividends of $0.20 and $0.10 per share of common stock, respectively, to shareholders of record on August 17, 2011 and May 5, 2011. In the first quarter of 2011, we received proceeds of $37 million upon conversion of outstanding warrants to common stock.
The 2010 Successor period reflects a net increase in borrowings of $61 million under our European Securitization facility and payments of $9 million related to a previous factoring facility in France.

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
Proceeds from the rights offering and the Senior Notes, along with borrowings under the Senior Term Loan Facility and the amended and restated European Securitization, were used to repay outstanding amounts of $3,152 million under our DIP financing arrangement and to pay a $195 million exit fee required under the arrangement. We also paid fees totaling $92 million in connection with our new U.S. ABL Facility and amended and restated European Securitization facility. Predecessor debt classified as Liabilities subject to compromise immediately prior to the emergence from bankruptcy was discharged pursuant to the Plan of Reorganization (see Note 17).
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
Liquidity and Capital Resources—As of September 30, 2011, we had unrestricted cash of $5,609 million. In addition, we had total unused availability under our credit facilities of $2,329 million at September 30, 2011, which included the following:
• $1,738 million under our $2,000 million U.S. ABL facility, which is subject to a borrowing base, net of outstanding borrowings and outstanding letters of credit provided under the facility. At September 30, 2011, we had $262 million of outstanding letters of credit and no outstanding borrowings under the facility.

• €410 million and $25 million (totaling approximately $591 million) under our €450 million European receivables securitization facility. Availability under the European receivables securitization facility is subject to a borrowing base, net of outstanding borrowings. There were no outstanding borrowings under this facility at September 30, 2011.
In addition to the letters of credit issued under the U.S. ABL facility, we also have outstanding letters of credit totaling $267 million, which are collateralized by cash. Such cash is included in the $292 million of Restricted cash reflected on the Consolidated Balance Sheets as of September 30, 2011.
We may use cash on hand, cash from operating activities and proceeds from asset divestitures to repay debt, which may include additional purchases of our outstanding bonds in the open market or otherwise. We also plan to finance our ongoing working capital, capital expenditures, debt service and other funding requirements through our future financial and operating performance, which could be affected by general economic, financial, competitive, legislative, regulatory, business and other factors, many of which are beyond our control. To the extent our cash balances and results of operations support the payment of dividends, we also intend to declare and pay interim dividends. We believe that our cash, cash from operating activities and proceeds from our credit facilities provide us with sufficient financial resources to meet our anticipated capital requirements and obligations as they come due.
At September 30, 2011, we had total debt, including current maturities, of $5,833 million.
On October 20, 2011, we announced a cash tender offer for up to $1,470 million aggregate principal amount of our outstanding 8% Senior Secured Dollar Notes due 2017 and 8% Senior Secured Euro Notes due 2017 and up to $1,319 million aggregate principal amount of our outstanding 11% Senior Secured Dollar Notes due 2018. In conjunction with the tender offer, we are soliciting consents from the note holders to release the collateral securing the notes and to modify other provisions related to restrictive covenants. The tender offer expires on November 21, 2011 and the consent solicitation expires on November 2, 2011. We cannot be assured that note holders will tender their notes or consent to the changes in the terms of the notes, and, subject to applicable securities laws and certain terms and conditions set forth in the related Offer to Purchase and Consent Solicitation Statement (as it may be amended or supplemented from time to time), we have the right to terminate the tender at any time.
We also announced that, subject to market and other conditions, we anticipate returning up to $2.6 billion to shareholders through a special dividend. Any such dividend would be financed using a combination of our existing cash and proceeds of a potential new debt offering. Additionally, we expect to make voluntary contributions to our pension funds of $250 million in the fourth quarter of 2011.
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
We filed registration statements with the SEC to conduct an exchange offer for our Senior Secured 8% Notes and register the resale of our Senior Secured 11% Notes held by affiliates as required by certain registration rights agreements to which we are a party. These registration statements for the exchange or resale, as applicable, were effective with the SEC on September 13, 2011. The registration rights agreements required the registration statements to be effective with the SEC by May 3, 2011. As a result, from May 4, 2011 to the effective dates of the applicable registration statement, we were subject to penalties in the form of increased interest rates. Such interest penalties were not material.
An offering to sell our Berre refinery in France, which commenced in May 2011, did not result in any offers to purchase. As a result, in September 2011 we announced our intention to initiate the consultation process regarding the contemplated closure of operations at the refinery. The cessation of operations would affect approximately 370 employees.
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
Our exposure to market and regulatory risks is described in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2010. Our exposure to such risks has not changed materially in the nine months ended September 30, 2011.

Item 4.	CONTROLS AND PROCEDURES
Our management, with the participation of our principal executive officer and our principal financial officer has evaluated the effectiveness of our disclosure controls and procedures and have concluded that such disclosure controls and procedures were not effective as of September 30, 2011, the end of the period covered by this Quarterly Report on Form 10-Q. The ineffectiveness was caused by the material weakness disclosed in Item 9A. of our Form 10-K for the year ended December 31, 2010 and Item 8.01 of our Current Report on Form 8-K/A filed on August 12, 2011.
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
In the nine months ended September 30, 2011 and through the date of this quarterly report, the Company continues to implement measures to improve its internal controls in order to remediate the material weakness previously disclosed. Specifically, the Company implemented improved reporting processes designed to provide clarity of presentation and supporting documentation of its tax provision and have hired additional personnel and retained outside resources to assist in the review and analysis of tax provision information. The Company believes these changes have materially affected its internal control over financial reporting by enhancing controls related to the material weakness previously identified. However, the material weakness will not be remediated until the enhanced procedures have been operating for a reasonable period of time.

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
Environmental Matters
From time to time we and our joint ventures receive notices or inquiries from federal, state or local governmental entities regarding alleged violations of environmental laws and regulations pertaining to, among other things, the disposal, emission and storage of chemical and petroleum substances, including hazardous wastes. Item 103 of the SEC’s Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and the proceedings involve potential monetary sanctions that we reasonably believe could exceed $100,000. There are no such matters pending as of September 30, 2011.
Litigation and Other Matters
Information regarding our litigation and other legal proceedings can be found under the “Litigation and Other Matters” section of Note 14, Commitments and Contingencies, to the Condensed Consolidated Financial Statements.

Item 1A.	RISK FACTORS
In Item 1A of our Form 10-K for the year ended December 31, 2010, we disclosed that certain activities raised compliance issues related to sanctioned countries that we voluntarily disclosed to the U.S. Treasury Department and that we could not predict the outcome of the matter although there is a risk that we could be subject to civil and criminal penalties.
On October 4, 2011, we received notification from the U.S. Treasury Department stating that it had decided to address the matters we voluntarily disclosed by issuing a cautionary letter instead of pursuing any penalties. The cautionary letter further stated it represents a final enforcement response and we therefore consider the matters voluntarily disclosed to be closed.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the quarter ended September, 2011, we issued 4,250,498 shares upon exercise of warrants. The warrants originally were issued on April 30, 2010, the date of our emergence from bankruptcy proceedings, with an exercise price of $15.90 per share. We received no proceeds from the exercises of the warrants, as they were exercised pursuant to a “cashless exercise” procedure pursuant to which we withhold shares that would otherwise be issued in payment of the exercise price.
The issuance of the warrants and the shares issued upon exercise of the warrants were exempt from the registration requirements of Section 5 of the Securities Act and any other applicable laws pursuant to Section 1145 of the Bankruptcy Code, which generally exempts distributions of securities in connection with plans of reorganization.
None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering.

Item 6.	EXHIBITS
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certifications pursuant to 18 U.S.C. Section 1350.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LYONDELLBASELL INDUSTRIES N.V.
Date: November 1, 2011	/s/ Wendy M. Johnson
Wendy M. Johnson
Chief Accounting Officer and Controller (Chief Accounting and Duly Authorized Officer)