Form 10-K
period 2011-12-31
LyondellBasell Industries N.V.
filed 2012-02-29
CIK 1489393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

31 30 275 5500

Registrant’s telephone number, including area code:

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☑  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☑  No

The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price on that date of $38.52, was $12.1 billion. For purposes of this disclosure, in addition to the registrant’s executive officers and members of its Supervisory Board, the registrant has included Access Industries, LLC and Apollo Management Holdings, L.P. and their affiliates as “affiliates.”

The registrant had 573,708,873 shares outstanding at February 24, 2012 (excluding 3,732,854 treasury shares).

Documents incorporated by reference:

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 9, 2012 (Part III)

CAUTIONARY STATEMENT FOR THE PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). You can identify our forward-looking statements by the words “anticipate,” “estimate,” “believe,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “will,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” and similar expressions.

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

Any of these factors, or a combination of these factors, could materially affect our future results of operations (including those of our joint ventures) and the ultimate accuracy of the forward-looking statements. These forward-looking statements are not guarantees of future performance, and our actual results and future developments (including those of our joint ventures) may differ materially from those projected in the forward-looking statements. Our management cautions against putting undue reliance on forward-looking statements or projecting any future results based on such statements or present or prior earnings levels.

All subsequent written and oral forward looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section and any other cautionary statements that may accompany such forward-looking statements. Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this report. Additional factors that could cause results to differ materially from those described in the forward-looking statements can be found in the “Risk Factors” section of this report on page 31.

PART I

Items 1 and 2. Business and Properties

CORPORATE STRUCTURE AND OVERVIEW

LyondellBasell Industries N.V. was incorporated under Dutch law by deed of incorporation dated October 15, 2009. The Company was formed to serve as the new parent holding company for certain subsidiaries of LyondellBasell Industries AF S.C.A. (LyondellBasell AF”). From January 2009 through April 2010, LyondellBasell AF and 93 of its subsidiaries were debtors in jointly administered bankruptcy cases in U.S. Bankruptcy Court for the Southern District of New York. As of April 30, 2010, the date of emergence from bankruptcy proceedings, LyondellBasell AF’s equity interests in its indirect subsidiaries terminated and LyondellBasell Industries N.V. now owns and operates, directly and indirectly, substantially the same business as LyondellBasell AF owned and operated prior to emergence from the bankruptcy cases, including subsidiaries of LyondellBasell AF that were not involved in the bankruptcy cases.

Our Company is the successor to the combination in December 2007 of Lyondell Chemical Company (“Lyondell Chemical”) and Basell AF S.C.A. (“Basell”), which created one of the world’s largest private petrochemical companies with significant worldwide scale and leading product positions.

We are the world’s third largest independent chemical company based on revenues and an industry leader in many of our product lines. We participate globally across the petrochemical value chain with over 50 wholly-owned and joint venture facilities. Our chemicals businesses consist primarily of large processing plants that convert large volumes of liquid and gaseous hydrocarbon feedstock into plastic resins and other chemicals. Our chemical products tend to be basic building blocks for other chemicals and plastics while our plastic products are typically used in large volume applications. Our customers use our plastics and chemicals to manufacture a wide range of products that people use in their everyday lives including food packaging, home furnishings, automotive components, paints and coatings. Our Houston refinery processes crude oil into fuels such as gasoline, diesel and jet fuel.

Our financial performance has historically been closely related to the balance between the supply and demand for the products that we produce. Additional factors that influence our performance include feedstock supply, operational efficiency, costs and our differentiated assets and technology. During recent years the U.S. cost of natural gas derived raw materials versus the global cost of crude oil derived raw materials has had a significant influence on regional profitability. Our portfolio includes several differentiated technologies and assets including our propylene oxide technology, flexible feedstock olefins plants in the U.S., joint venture olefins and polyolefins plants with access to low-cost feedstock in Saudi Arabia, polypropylene technology and our Houston refinery capable of processing heavy, high-sulfur crude. As a producer of large volume commodities we have a strong operational focus and continuously strive to differentiate ourselves through safe, reliable and low-cost operations in all our businesses.

SEGMENTS

As of December 31, 2009, we began reporting our results of operations based on five business segments through which our operations are managed. Financial information about our business segments can be found in Note 21, Segment and Related Information, to the Consolidated Financial Statements. Our reportable segments include:

•	Olefins and Polyolefins—Americas (“O&P—Americas”). Our O&P—Americas segment produces and markets olefins, including ethylene and ethylene co-products, and polyolefins.

•	Olefins and Polyolefins—Europe, Asia, International (“O&P—EAI”). Our O&P—EAI segment produces and markets olefins, including ethylene and ethylene co-products, polyolefins and polypropylene compounds.

•	Intermediates and Derivatives (“I&D”). Our I&D segment produces and markets propylene oxide (“PO”) and its co-products and derivatives, acetyls, ethanol, ethylene oxide and its derivatives.

•	Refining & Oxyfuels. Our Refining & Oxyfuels segment refines heavy, high-sulfur crude oil in the U.S. Gulf Coast and produces oxyfuels at several of our olefin and PO units.

•

Technology. Our Technology segment develops and licenses chemical and polyolefin process technologies and provides associated engineering and other services. Our Technology segment also develops, manufactures and sells polyolefin catalysts. We market our process technologies and our polyolefin catalysts to external customers and use them for our own manufacturing operations.

The following chart sets out our business segments’ key products:

O&P Americas and O&P EAI	I&D	Refining & Oxyfuels	Technology
Olefins	Propylene oxide,	Gasoline	PP process technologies
— Ethylene	co-products and derivatives	Ultra low sulfur diesel	— Spheripol
— Propylene	— Propylene oxide (PO)	Jet fuel	— Spherizone
— Butadiene	— Styrene monomer (SM)	Lube oils	— Metocene
	— Tertiary butyl alcohol (TBA)	Gasoline blending	Polyethylene process
Polyolefins	— Isobutylene	components	technologies
— Polypropylene (PP)	— Tertiary butyl	— Methyl tertiary butyl	— Lupotech
— Polyethylene (PE)	hydro-peroxide (TBHP)	ether (MTBE)	— Spherilene
— High density	— Propylene glycol (PG)	— Ethyl tertiary butyl	— Hostalen
polyethylene (HDPE)	— Propylene glycol ethers (PGE)	ether (ETBE)	Polyolefin catalysts
— Low density	— Butanediol (BDO)	Alkylate	— Avant
polyethylene (LDPE)	Acetyls	Vacuum Gas Oil (VGO)	Selected chemical
— Linear low density	— Vinyl acetate monomer (VAM)	Light crude oil	technologies
polyethylene (LLDPE)*	— Acetic acid
— Propylene-based	— Methanol
compounds, materials	Ethylene derivatives
and alloys	— Ethylene oxide (EO)
(PP compounds)**	— Ethylene glycol (EG)
— Catalloy process resins	— Ethylene Glycol Ethers
— Polybutene-1 (PB-1)**	— Ethanol

Aromatics
— Benzene
— Toluene

*	O&P—Americas only.
**	O&P—EAI only.

Olefins and Polyolefins Segments Generally

We are a top worldwide producer of olefins, including ethylene and propylene. We are also a top producer of polyolefins, including polyethylene (PE), and the world’s largest producer of polypropylene (PP) and PP compounds. We manage our olefin and polyolefin business in two reportable segments, O&P—Americas and O&P—EAI.

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

We produce and market several specialty product lines: PP compounds; Catalloy process resins; and PB-1, focusing on unique polyolefins and compounds that offer a wide range of performance characteristics. Typical properties of such specialty polyolefins and compounds include impact-stiffness balance, scratch resistance, soft touch and heat sealability. End uses include automotive and industrial products and materials. PP compounds are produced from blends of polyolefins and additives and are sold mainly to the automotive and home appliances industries. We are the only manufacturer of Catalloy process resins, which are our proprietary products.

Sales of ethylene accounted for approximately 3% of our total revenues in 2011. Sales of PE (HDPE, LDPE and LLDPE, collectively) accounted for 19% of our total revenues in 2011. Sales of PP, including Catalloy, accounted for approximately 15% of our total revenues in 2011.

Olefins and Polyolefins—Americas Segment

Overview

Our O&P—Americas segment produces and markets olefins, polyolefins, aromatics, specialty products and ethylene co-products. Based on published data, we are the largest producer of light olefins (ethylene and propylene) and PP and the third largest producer of PE in North America. In addition, we produce specialty products including Catalloy resins and other products which are co-products of our olefins operations. In 2011, our O&P—Americas segment generated operating revenues of $10.3 billion (excluding inter-segment revenue).

The following table outlines:

•	the primary products of our O&P—Americas segment;

•	annual processing capacity as of December 31, 2011, unless otherwise noted; and

•	the primary uses for those products.

Product	Annual Capacity	Primary Uses
Olefins:
Ethylene	9.6 billion pounds	Ethylene is used as a raw material to manufacture polyethylene, EO, ethanol, ethylene dichloride, styrene, VAM and other products

Propylene	5.5 billion pounds(1)	Propylene is used to produce PP, acrylonitrile, PO and other products

Butadiene	1.1 billion pounds	Butadiene is used to manufacture styrene-butadiene rubber and polybutadiene rubber, which are used in the manufacture of tires, hoses, gaskets and other rubber products. Butadiene is also used in the production of paints, adhesives, nylon clothing, carpets, paper coatings and engineered plastics
Aromatics:
Benzene	195 million gallons	Benzene is used to produce styrene, phenol and cyclohexane. These products are used in the production of nylon, plastics, synthetic rubber and polystyrene. Polystyrene is used in insulation, packaging and drink cups

Product	Annual Capacity	Primary Uses
Toluene	40 million gallons	Toluene is used as an octane enhancer in gasoline, as a chemical raw material for benzene and/or paraxylene production and as a core ingredient in toluene diisocyanate, a compound used in urethane production
Polyolefins:
HDPE	3.3 billion pounds	HDPE is used to manufacture grocery, merchandise and trash bags; food containers for items from frozen desserts to margarine; plastic caps and closures; liners for boxes of cereal and crackers; plastic drink cups and toys; dairy crates; bread trays; pails for items from paint to fresh fruits and vegetables; safety equipment, such as hard hats; house wrap for insulation; bottles for household and industrial chemicals and motor oil; milk, water, and juice bottles; large (rotomolded) tanks for storing liquids such as agricultural and lawn care chemicals; and pipe

LDPE	1.3 billion pounds	LDPE is used to manufacture food packaging films; plastic bottles for packaging food and personal care items; dry cleaning bags; ice bags; pallet shrink wrap; heavy-duty bags for mulch and potting soil; boil-in-bags ; coatings on flexible packaging products; and coatings on paper board such as milk cartons. Ethylene vinyl acetate is a specialized form of LDPE used in foamed sheets, bag-in-box bags, vacuum cleaner hoses, medical tubing, clear sheet protectors and flexible binders

LLDPE	1.3 billion pounds	LLDPE is used to manufacture garbage and lawn-leaf bags; industrial can liners; housewares; lids for coffee cans and margarine tubs; dishpans, home plastic storage containers, and kitchen trash containers; large (rotomolded) toys like outdoor gym sets; drip irrigation tubing; insulating resins and compounds used to insulate copper and fiber optic wiring; shrink wrap for multi-packaging canned food, bag-in-box bags, produce bags, and pallet stretch wrap

PP	4.4 billion pounds(2)	PP is primarily used to manufacture fibers for carpets, rugs and upholstery; housewares; medical products; automotive interior trim, fascia, running boards, battery cases, and bumpers; toys and sporting goods; fishing tackle boxes; and bottle caps and closures
Specialty Polyolefins:
Catalloy process resins	600 million pounds	Catalloy process resins are used primarily in modifying polymer properties in film applications and molded products; for specialty films, geomembranes, and roofing materials; in bitumen modification for roofing and asphalt applications; and to manufacture automotive bumpers

(1)	Includes (i) refinery-grade material from the Houston refinery and (ii) 1 billion pounds per year of capacity from the product flex unit at the Channelview facility, which can convert ethylene and other light petrochemicals into propylene.
(2)	Includes 100% of 1.31 billion pounds of capacity of our Indelpro joint venture (described below).

See “Description of Properties” for the locations where we produce the primary products of our O&P — Americas segment. Annual processing capacity as of December 31, 2011 was calculated by estimating the average number of days in a typical year that a production unit of a plant is expected to operate, after allowing for downtime for regular maintenance, and multiplying that number by an amount equal to the unit’s optimal daily output based on the design raw material mix. Because the processing capacity of a production unit is an estimated amount, actual production volumes may be more or less than the capacities set forth below. Capacities shown include 100% of the capacity of joint venture facilities.

Sales & Marketing / Customers

In 2011, no single external O&P—Americas segment customer accounted for 10% or more of our total revenues.

We currently produce ethylene at five sites in the U.S. Our ethylene production in the U.S. generally is consumed internally as a raw material in the production of polymers and other derivatives, or is shipped by pipeline to customers. In North America, we produce more ethylene than we consume internally, with the balance of ethylene production being sold to third parties.

We currently produce propylene at six sites in the U.S., which includes production from the Houston refinery’s fluid catalytic cracker coproduct stream. We use propylene as a raw material for production of PO, PP and other derivatives.

We have butadiene and aromatics (benzene and toluene) production capabilities at two sites in the U.S. We generally sell our butadiene under multi-year contracts. We generally use the benzene as a raw material for production of styrene. In the U.S., we are a net purchaser of benzene. Our Refining & Oxyfuels business uses toluene to blend into gasoline. The majority of toluene production that is not consumed internally is sold on a spot basis.

We at times purchase ethylene, propylene, benzene and butadiene for resale, when necessary, to satisfy customer demand for these products above our own production levels. Volumes of ethylene, propylene, benzene and butadiene purchased for resale can vary significantly from period to period. However, purchased volumes have not historically had a significant impact on profits.

In the U.S., most of the ethylene and propylene production of our Channelview, Corpus Christi and La Porte facilities is shipped via a pipeline system, which has connections to numerous U.S. Gulf Coast consumers. This pipeline system, some of which is owned and some of which is leased, extends from Corpus Christi to Mont Belvieu to Port Arthur, Texas, as well as into the Lake Charles, Louisiana area. In addition, exchange agreements with other ethylene and co-products producers allow access to customers who are not directly connected to this pipeline system. Ethylene is shipped to our customers by railcar from Clinton or Morris. A pipeline owned and operated by an unrelated party is used to transport ethylene from Morris, Illinois to Tuscola, Illinois. Some propylene is shipped by ocean going vessel. Butadiene, benzene, toluene and other products are distributed by pipeline, rail car, truck, barge or ocean going vessel.

We manufacture PE using a variety of technologies at six sites in the U.S. Our PP and PE production is typically sold to an extensive base of established customers under annual contracts or under customary terms and conditions without formal contracts. We also have a facility in Ohio that produces performance polymer products, which include enhanced grades of PE. We believe that, over a business cycle, average selling prices and profit margins for specialty polymers tend to be higher than average selling prices and profit margins for higher-volume commodity PEs. We produce PP at three sites in North America, one of which is owned by Indelpro, our Mexican joint venture, and one site in South America. We also sell PP into our PP compounds business, which is managed worldwide by our O&P—EAI segment.

The majority of our polyolefin products sold in North America are sold through our sales organization. Polyolefins primarily are distributed in North America by rail car or truck.

Joint Venture Relationships

The following table describes our O&P—Americas segment’s significant manufacturing joint venture relationships.

Name	Location	Other Parties	LyondellBasell Ownership	Product	2011 Capacity (In millions of pounds)
Indelpro	Mexico	Alfa S.A.B. de C.V.	49%	PP	1,310(1)

(1)	Represents the joint venture’s total capacity and not our proportional capacity.

Indelpro’s output is marketed by the joint venture. Indelpro’s annual capacity includes 770 million pounds produced from our Spherizone process technology. We receive equity distributions and revenues from technology licensing and catalyst sales from the joint venture. Further, we believe the geographic diversification provides benefits to our Company.

We also have a limited partnership with respect to our LaPorte, Texas olefin facility. The partnership produces ethylene and propylene. Our partnership agreement entitles our partner to 500 million pounds of propylene annually and us to all remaining ethylene and propylene production, as well as other products produced.

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

Historically, facilities using heavy liquids as feedstock have generated higher margins than those using ethane. However, in recent years ethane has had a cost advantage for use as feedstock in the U.S. based on higher crude oil prices relative to NGLs. As a result, a plant’s flexibility to consume a wide range of raw materials generally will provide an advantage over plants that are restricted in processing capabilities over a number of years. We have the capability to process significant quantities of either heavy liquids or NGLs. We estimate that in the U.S. we can process up to 85% NGLs. Changes in the raw material feedstock will result in variances in production capacities among products. We believe our raw material flexibility in the U.S. is a key advantage in the production of ethylene and its co-products.

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

In North America, we also purchase large amounts of natural gas to be used primarily as an energy source in our business via market-based contractual arrangements with a variety of sources.

The principal raw materials used by our polyolefin business are ethylene and propylene. During 2011, our North American ethylene and propylene production exceeded the North American raw material requirements of the polyolefin business of our O&P—Americas segment. However, not all raw material requirements for ethylene and propylene in this region are sourced internally. Our Mexican joint venture, Indelpro, receives the majority of its chemical grade and refinery grade propylene needs from Pemex, the state owned oil company of Mexico, under a long-term contract. We purchase ethylene and propylene on a spot and contract basis to meet our internal and external demands as needed.

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

Based on published rated production capacities, we were the second largest producer of ethylene in North America as of December 31, 2011. North American ethylene rated capacity at December 31, 2011 was approximately 74 billion pounds per year, with approximately 81% of that North American capacity located along the Gulf Coast. At December 31, 2011, our ethylene rated capacity in the U.S. was approximately 9.6 billion pounds per year, or approximately 13% of total North American ethylene production capacity.

We compete in North America with other large marketers and producers for sales of ethylene and its co-products such as Dow, ExxonMobil, Nova, Shell, INEOS, ChevronPhillips, TPC Group and others.

Based on published data, with respect to PE we believe that we are the third largest producer in North America as of December 31, 2011, with 5.9 billion pounds per year of capacity, or approximately 13% of North American capacity. Our largest competitors for sales of PE in North America are Dow, ExxonMobil, Nova, Chevron Phillips, INEOS and Westlake.

Based on published data regarding PP capacity, we believe that, including our proportionate share of the Indelpro joint venture, we are the largest producer of PP in North America as of December 31, 2011, with a proportionate share capacity of 3.3 billion pounds, or approximately 17% of the total North American capacity. Our largest competitors for sales of PP in North America are ExxonMobil, Total, Braskem, Formosa Plastics and INEOS.

Olefins and Polyolefins—Europe, Asia, International Segment

Overview

Our O&P—EAI segment produces and markets olefins (ethylene and ethylene co-products) and polyolefins. Based on published data, we are the largest producer of PP and PE in Europe and the largest worldwide producer of PP compounds. We also produce significant quantities of other specialty products such as Catalloy process resins and PB-1. Our O&P—EAI segment manages our worldwide PP compound business (including our facilities in North and South America), our worldwide PB-1 business, and our Catalloy process resins produced in Europe and Asia. We have eight joint venture locations in regions with access to low cost feedstocks or access to growing markets. In 2011, our O&P—EAI segment generated operating revenues of $15.1 billion (excluding inter-segment revenue).

We currently produce ethylene and propylene at three sites in Europe and produce butadiene at two sites in Europe. We also produce each of these products at a joint venture site in the Middle East and produce propylene at two other joint venture sites in the Middle East and one joint venture site in Thailand. We produce polyolefins (PP and/or PE) at 19 facilities in the EAI region, including 10 facilities in Europe, four facilities in East Asia, three facilities in the Middle East and two facilities in Australia. Our joint ventures own one of the facilities in Europe, four of the facilities in East Asia and three in the Middle East.

PP compounds consist of specialty products produced from blends of polyolefins and additives and are sold mainly to the automotive and durable goods industries. We manufacture PP compounds at 16 facilities worldwide (a number of which are the same facilities as the polyolefin facilities described above), consisting of four facilities in Europe, five in East Asia, one in the Middle East, three in North America, two in South America and one in Australia.

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

The following table outlines:

•	the primary products of our O&P—EAI segment;

•	annual processing capacity as of December 31, 2011, unless otherwise noted; and

•	the primary uses for those products.

Product	Annual Capacity(1)	Primary Uses
Olefins:
Ethylene	6.5 billion pounds(2)	Ethylene is used as a raw material to manufacture polyethylene, EO, ethanol, ethylene dichloride, styrene, VAM and other products

Propylene	5.9 billion pounds(2)(3)	Propylene is used to produce PP, acrylonitrile, PO and other products

Butadiene	550 million pounds	Butadiene is used to manufacture styrene-butadiene rubber and polybutadiene rubber, which are used in the manufacture of tires, hoses, gaskets and other rubber products. Butadiene is also used in the production of paints, adhesives, nylon clothing, carpets, paper coatings and engineered plastics
Polyolefins:
PP	13.1billion pounds(4)(5)	PP is primarily used to manufacture fibers for carpets, rugs and upholstery; housewares; medical products; automotive interior trim, fascia, running boards, battery cases, and bumpers; toys and sporting goods; and bottle caps and closures

Product	Annual Capacity(1)	Primary Uses
HDPE	4.5 billion pounds(5)(6)	HDPE is used to manufacture grocery, merchandise and trash bags; food containers for items from frozen desserts to margarine; plastic caps and closures; liners for boxes of cereal and crackers; plastic drink cups and toys; dairy crates; bread trays; pails for items from paint to fresh fruits and vegetables; safety equipment, such as hard hats; house wrap for insulation; bottles for household and industrial chemicals and motor oil; milk, water, and juice bottles; large (rotomolded) tanks for storing liquids such as agricultural and lawn care chemicals; and pipe

LDPE	2.8 billion pounds(5)(7)	LDPE is used to manufacture food packaging films; plastic bottles for packaging food and personal care items; dry cleaning bags; ice bags; pallet shrink wrap; heavy-duty bags for mulch and potting soil; boil-in-bag bags; coatings on flexible packaging products; and coatings on paper board such as milk cartons. Ethylene vinyl acetate is a specialized form of LDPE used in foamed sheets, bag-in-box bags, vacuum cleaner hoses, medical tubing, clear sheet protectors and flexible binders
Specialty Polyolefins:
PP compounds	2.5 billion pounds(8)	PP compounds are used to manufacture automotive interior and exterior trims, dashboards, bumpers and under-hood applications; base material for products and parts used in appliances; anti-corrosion coatings for steel piping, wire and cable

Catalloy process resins	600 million pounds	Catalloy process resins are used primarily in modifying polymer properties in film applications and molded products; for specialty films, geomembranes, and roofing materials; in bitumen modification for roofing and asphalt applications; and to manufacture automotive bumpers

PB-1 resins	110 million pounds	PB-1 resins are used in flexible pipes, resins for seal-peel film, film modification, hot melt and polyolefin modification applications, consumer packaging and adhesives

(1)	Excludes materials from the Berre refinery where operations were suspended on January 4, 2012. See “— Refining & Oxyfuels Segment — Overview.”

(2)	Includes 100% of olefin capacity of SEPC (described below) of which we own 25%, which includes 2.2 billion pounds of ethylene and 630 million pounds of propylene.

(3)	Includes (i) 100% of the 1.0 billion pounds of capacity of the propane dehydrogenation (“PDH”) plant owned by SPC (described below) of which we own 25%; and (ii) 1.0 billion pounds of capacity from the Al-Waha joint venture (described below), of which we currently own 21%. Includes 660 million pounds of capacity of HMC (described below) of which we own 29%.

(4)	Includes: (i) 100% of the 1.6 billion pounds of capacity at SPC; (ii) 100% of the 940 million pounds of capacity of SunAllomer (described below) of which we own 50%; (iii) 100% of the 880 million pounds of capacity of Basell Orlen Polyolefins (“BOP”) (described below) of which we own 50%; (iv) 100% of the 1.7 billion pounds of capacity of HMC; (v) 100% of the 1.5 billion pounds of capacity of PolyMirae (described below) of which we own 42%; and (vi) 100% of the 990 million pounds of capacity at Al Waha.

(5)	Includes 100% of 880 million pounds of LDPE capacity and 880 million pounds of HDPE capacity from SEPC.

(6)	Includes 100% of the 710 million pounds of capacity of BOP.

(7)	Includes 100% of the 240 million pounds of capacity of BOP.

(8)	Includes 100% of the 165 million pounds of capacity of PolyPacific (described below) of which we own 50%, 110 million pounds of capacity of SunAllomer and 80 million pounds of capacity of SPC.

See “Description of Properties” for the locations where we produce the primary products of our O&P — EAI segment. Annual processing capacity as of December 31, 2011 was calculated by estimating the average number of days in a typical year that a production unit of a plant is expected to operate, after allowing for downtime for regular maintenance, and multiplying that number by an amount equal to the unit’s optimal daily output based on the design raw material mix. Because the processing capacity of a production unit is an estimated amount, actual production volumes may be more or less than the capacities set forth below. Capacities shown include 100% of the capacity of joint venture facilities.

Sales & Marketing / Customers

In 2011, no single external O&P—EAI segment customer accounted for 10% or more of our total revenues.

We currently produce ethylene at one site in France, two sites in Germany, and one joint venture site in the Middle East. Our ethylene production is generally consumed internally as a raw material in the production of polymers. In Europe, we are essentially balanced in our ethylene supply and demand.

We currently produce propylene at one site in France, two sites in Germany, three joint venture sites in the Middle East and one joint venture site in Thailand. We use propylene as a raw material for production of PO and PP. In Europe, we are a net purchaser of propylene.

We currently produce butadiene at one site in France and one site in Germany. We generally sell our butadiene under multi-year contracts.

We at times purchase ethylene, propylene, benzene and butadiene for resale, when necessary, to satisfy customer demand for these products above production levels. Volumes of ethylene, propylene, benzene and butadiene purchased for resale can vary significantly from period to period. However, purchased volumes for resale have not historically had a significant impact on profits.

European ethylene and propylene production is generally either fully integrated with, or is transported via pipeline to, our PE and PP facilities in Europe.

We produce PP at eight sites in Europe, four sites in East Asia, two sites in Australia and two sites in the Middle East. All of the sites in East Asia and the Middle East and one of the sites in Europe (Poland) are owned by joint ventures.

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

For the O&P—EAI segment, we typically have marketing arrangements with our joint venture partners to sell and market PP and PE outside the country where such a joint venture facility is located.

Polyolefins primarily are distributed in Europe by rail or truck.

We and our joint ventures manufacture PP compounds at five sites in East Asia (two of which are owned by joint ventures), four sites in Europe, three sites in North America, one joint venture site in the Middle East, two sites in South America and one joint venture site in Australia. We manufacture Catalloy process resins at one facility in Italy and one facility in The Netherlands. We also manufacture PB-1 at the facility in The Netherlands.

Our regional sales offices are in various locations, including The Netherlands, Hong Kong, China, India and United Arab Emirates. We also operate through a worldwide network of local sales and representative offices in Europe, Asia and Africa. Our joint ventures typically manage their domestic sales and marketing efforts independently, and we typically operate as their agent/distributor for all or a portion of their exports.

Joint Venture Relationships

The following table describes our O&P—EAI segment’s significant manufacturing joint venture relationships.

			LyondellBasell		2011
Name	Location	Other Parties	Ownership	Product	Capacity(1)
					(In millions
					of pounds)
SPC	Al-Jubail Industrial	Tasnee	25%	PP	1,590
	City, Saudi Arabia			Propylene	1,015
				PP Compounding	80
SEPC	Al-Jubail Industrial	Tasnee, Sahara	25%	Ethylene	2,200
	City, Saudi Arabia	Petrochemical		Propylene	630
		Company		HDPE	880
				LDPE	880
Al-Waha	Al-Jubail Industrial	Sahara Petrochemical	21%(2)	PP	1,650
	City, Saudi Arabia	Company and others		Propylene	1,015
HMC	Thailand	PTT and others	29%	PP	990
BOP	Poland	Orlen	50%	PP	880
				HDPE	705
				LDPE	240
PolyPacific	Australia, Malaysia	Mirlex Pty.	50%	PP Compounding	165
SunAllomer	Japan	Showa Denko,	50%	PP	940
		Nippon Oil		PP Compounding	110
Polymirae	South Korea	Daelim, SunAllomer	42%(3)	PP	1,540

(1)	Represents the joint venture’s total capacity and not our proportional capacity.

(2)	Reflects our current ownership percentage. We have an option to increase our ownership percentage to 25%.

(3)	Reflects our 35% direct ownership and 7% indirect ownership through SunAllomer.

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

We market the majority of the PP produced annually by SPC and are currently the exclusive marketer for the PP produced by Al-Waha that is sold outside of Saudi Arabia. We also market all of BOP’s PP, HPDE and LDPE sales outside of Poland. Our PolyPacific joint venture markets all of its PP compounds production, and we market a portion of the PP produced by our Asian joint ventures.

Raw Materials

Raw material cost is the largest component of the total cost for the production of ethylene and its co-products. The primary raw materials used in our European olefin facilities are heavy liquids and, for our Saudi joint venture facilities, NGLs, including include ethane, propane and butane. The principal raw materials used by our polyolefin and Catalloy process resins businesses are propylene and ethylene. In Europe, we have the capacity to produce approximately 50% of the propylene requirements of our European PP business and approximately 90% of the ethylene requirements of our European PE business. European propylene and ethylene requirements that are not produced internally generally are purchased pursuant to long-term contracts with third-party suppliers and are delivered via pipeline. Prices under these third-party contracts are market related and are negotiated monthly, and are generally based on published market indicators, normally with discounts.

In our wholly owned operations in Australia, most of our propylene comes from third-party refinery grade propylene purchased under long-standing arrangements linked to market prices and is processed at our integrated splitters located on each manufacturing site. Some of our EAI joint ventures receive propylene from their local shareholders under long-term contracts. The remaining supply for the joint ventures is purchased from local suppliers under long-term contracts and some spot purchases. Our Saudi joint ventures, Al-Waha, SEPC and SPC, produce their own olefins utilizing cost advantaged Saudi Arabian propane and ethane.

The raw materials for polyolefins are, in general, commodity chemicals with numerous bulk suppliers and ready availability at competitive prices.

A significant portion of the raw materials for our PP compounds are PP and other polymers (including Catalloy process resins). Our PP compounding facilities generally receive their PP and other polymers from one of our wholly owned or joint venture facilities via truck or rail car. In addition, there are six sites (two in Europe, one in North America, one in South America, one in Asia and one in the Middle East) that have both PP and PP compounding operations co-located, thereby minimizing product handling. PB-1 raw materials are sourced solely from external supply.

Industry Dynamics / Competition

Our ethylene rated capacity in Europe at December 31, 2011 was approximately 4.3 billion pounds per year, or approximately 7% of the 59 billion pounds per year of total European ethylene production capacity. Based on these published rated production capacities, we are the sixth largest producer of ethylene in Europe. In Europe, key ethylene competitors include INEOS, Total, SABIC, Shell, BASF and ExxonMobil.

Based on published data regarding PP capacity, we believe that we are the largest producer of PP in Europe as of December 31, 2011, with 5.2 billion pounds per year of capacity (which includes our proportionate share of our joint ventures), or approximately 22% of the European capacity for PP. Our largest competitors for sales of PP are Borealis, Total, SABIC, INEOS and Braskem.

Based on published data regarding PE capacity, we believe that we are the largest producer of PE in Europe as of December 31, 2011, with 5.0 billion pounds per year of capacity (which includes our proportionate share of our joint ventures), or approximately 13% of HDPE and LDPE European capacity. Our largest competitors for sales of PE are Borealis, ExxonMobil, Dow, INEOS, SABIC, Total, Polimeri Europe, and Repsol.

We believe, based on published data, that we are the largest PP compounds producer in the world with 2.3 billion pounds (which includes our proportionate share of joint ventures) of installed annual capacity as of December 31, 2011. Approximately 58% of our PP compounding capacity is in Europe, 20% is in North America, and 22% is in the rest of the world (including the capacity of our joint ventures). Our competitors for sales of PP compounds are Borealis, ExxonMobil, King Fa, Mitsubishi, Mitsui, SABIC, Sumitomo Chemical Co., Ltd., Washington Penn and many other independent companies.

Our 110 million pound PB-1 capacity competes with polybutene producers, of which Mitsui is the largest, and other polymers, plastomers and elastomers.

Intermediates and Derivatives Segment

Overview

Our I&D segment produces and markets PO and its co-products and derivatives; acetyls; and ethylene oxide and its derivatives. PO co-products include SM and C4 chemicals (TBA (most of which is used to make oxyfuels as part of the Refining & Oxyfuels segment), isobutylene and TBHP). PO derivatives include PG, PGE and BDO. We believe that our proprietary PO and acetyls production process technologies provide us with a cost advantaged position for these products and their derivatives. In 2011, our I&D segment generated $6.4 billion of revenues (excluding inter-segment revenue).

We produce PO through two distinct technologies based on indirect oxidation processes that yield co-products. One process yields TBA as the co-product; the other process yields SM as the co-product. The two technologies are mutually exclusive, necessitating that a manufacturing facility be dedicated either to PO/TBA or to PO/SM. Isobutylene and TBHP are derivatives of TBA. MTBE and ETBE are derivatives of isobutylene and are gasoline blending components reported in our Refining & Oxyfuels segment. PG, PGE and BDO are derivatives of PO. PG collectively refers to mono-propylene glycol (“MPG”), which includes PG meeting U.S. pharmacopeia standards, and several grades of dipropylene glycol (“DPG”) and tri-propylene glycol (“TPG”).

The following table outlines:

•	the primary products of our I&D segment;

•	annual processing capacity as of December 31, 2011, unless otherwise noted; and

•	the primary uses for those products.

Product	Annual Capacity	Primary Uses
Propylene Oxide (PO)	5.2 billion pounds(1)	PO is a key component of polyols, PG, PGE and BDO
PO Co-Products:
Styrene Monomer (SM)	6.4 billion pounds(2)	SM is used to produce plastics, such as expandable polystyrene for packaging, foam cups and containers, insulation products and durables and engineering resins

TBA Derivative Isobutylene	1.4 billion pounds(3)	Isobutylene is a derivative of TBA used in the manufacture of synthetic rubber as well as fuel and lubricant additives, such as MTBE and ETBE
PO Derivatives:
Propylene Glycol (PG)	1.2 billion pounds(4)	PG is used to produce unsaturated polyester resins for bathroom fixtures and boat hulls; antifreeze, coolants and aircraft deicers; and cosmetics and cleaners

Propylene Glycol Ethers (PGE)	545 million pounds(5)	PGE are used as solvents for paints, coatings, cleaners and a variety of electronics applications

Butanediol (BDO)	395 million pounds	BDO is used in the manufacture of engineering resins, films, personal care products, pharmaceuticals, coatings, solvents and adhesives
Acetyls:
Methanol	190 million gallons(6)	Methanol is a raw material used to produce acetic acid, MTBE, formaldehyde and several other products

Acetic Acid	1.2 billion pounds	Acetic acid is a raw material used to produce VAM, terephthalic acid (used to produce polyester for textiles and plastic bottles), industrial solvents and a variety of other chemicals

Vinyl Acetate Monomer (VAM)	700 million pounds	VAM is used to produce a variety of polymers, products used in adhesives, water-based paint, textile coatings and paper coatings

Product	Annual Capacity	Primary Uses
Ethylene Derivatives:
Ethylene Oxide (EO)	800 million pounds EO equivalents; 400 million pounds as pure EO	EO is used to produce surfactants, industrial cleaners, cosmetics, emulsifiers, paint, heat transfer fluids and ethylene glycol

Ethylene Glycol (EG)	700 million pounds	EG is used to produce polyester fibers and film, polyethylene terephthalate resin, heat transfer fluids and automobile antifreeze

Ethylene Glycol Ethers	225 million pounds	Ethylene glycol ethers are used to produce paint and coatings, polishes, solvents and chemical intermediates

Ethanol	50 million gallons	Ethanol is used as a fuel and a fuel additive and in the production of solvents as well as household, medicinal and personal care products

(1)	Includes (i) 100% of the 385 million pounds of capacity of Nihon Oxirane (described below) of which we own 40%; (ii) 1.5 billion pounds of capacity that represents Bayer Corporation’s (“Bayer”) share of PO production from the Channelview PO/SM I plant and the Bayport, Texas PO/TBA plants under the U.S. PO Joint Venture (described below); (iii) 100% of the 690 million pounds of capacity of the Maasvlakte PO/SM plant owned by the European PO Joint Venture, as to which Bayer has the right to 50% of the production; and (iv) 100% of the 600 million pounds of capacity of Ningbo ZRCC (described below) of which we own 27%.

(2)	Includes (i) approximately 700 million pounds of SM production from the Channelview PO/SM II plant that is committed to unrelated equity investors under processing agreements; (ii) 100% of the 830 million pounds of capacity of Nihon Oxirane; (iii) 100% of the 1.5 billion pounds of capacity of the Maasvlakte PO/SM plant; and (iv) 1.3 billion pounds of capacity from Ningbo ZRCC.

(3)	Represents total high-purity isobutylene capacity and purified isobutylene capacity.

(4)	PG capacity includes 100% of the approximately 220 million pounds of capacity of Nihon Oxirane. The capacity stated is MPG capacity. Smaller quantities of DPG and TPG are co-produced with MPG.

(5)	Includes 100% of the 110 million pounds associated with a tolling arrangement with Shiny Chemical Co., Ltd. (“Shiny”).

(6)	Represents 100% of the methanol capacity at the La Porte, Texas facility, which is owned by La Porte Methanol Company, a partnership owned 85% by us.

See “Description of Properties” for the locations where we produce the primary products of our I&D segment. Annual processing capacity as of December 31, 2011 was calculated by estimating the average number of days in a typical year that a production unit of a plant is expected to operate, after allowing for downtime for regular maintenance, and multiplying that number by an amount equal to the unit’s optimal daily output based on the design raw material mix. Because the processing capacity of a production unit is an estimated amount, actual production volumes may be more or less than the capacities set forth below. Except as indicated, capacities shown include 100% of the capacity of joint venture facilities.

Sales & Marketing / Customers

In 2011, no single I&D segment customer or product accounted for 10% or more of our total revenues.

We estimate, based in part on published data, that worldwide demand for PO was approximately 16.5 billion pounds in 2011. Approximately more than 85% of that volume was consumed in the manufacture of three families of PO derivative products: polyols, glycols and glycol ethers. The remainder was consumed in the manufacture of performance products, including BDO and its derivatives.

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

Production levels at the PO/SM and PO/TBA co-product facilities are primarily determined by the demand for PO and PO derivatives. As a result, production levels of SM and TBA and its derivatives, isobutylene, TBHP, MTBE, and ETBE are based primarily on the demand for PO and PO derivatives and secondarily on the relative market demand for the co-products and the operational flexibility of our facilities in meeting this demand. MTBE and ETBE are reported in our Refining & Oxyfuels segment.

Based on published data, worldwide demand for SM in 2011 is estimated to have been approximately 58 billion pounds. We sell most of our SM production into the North American and European merchant markets and to Asian and South American export markets through long-term sales contracts and processing agreements.

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

Sales of our PO, its co-products, and its derivatives are made by us, Nihon Oxirane (a joint venture of which we own 40%) and their affiliates directly, and through distributors and independent agents in the Americas, Europe, the Middle East, Africa and the Asia Pacific region. We have centralized certain sales and order fulfillment functions in regional customer service centers in Houston, Texas; Rotterdam, The Netherlands; and Hong Kong, China. PO, PG and SM are transported by barge, ocean going vessel, pipeline, rail car and tank truck. BDO is primarily transported by tank truck and rail car.

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

We estimate, based on published data, that worldwide demand in 2011 for acetic acid and VAM was 23.3 billion pounds and 11.4 billion pounds, respectively.

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

Ethylene oxide (“EO”) or EO equivalents, and EO’s primary derivative, ethylene glycol (“EG”), are produced at a wholly owned facility in Bayport, Texas. The Bayport facility also produces other derivatives of EO, principally glycol ethers.

EO and EG typically are sold under multi-year contracts, with market-based pricing. Glycol ethers and ethanolamines are sold primarily into the solvent and distributor markets at market prices. EO is shipped by rail car, and its derivatives are shipped by rail car, truck, isotank or ocean-going vessel.

The vast majority of the ethylene derivative products are sold in North America and Asia, primarily through our sales organizations.

Joint Venture Relationships

The following table describes our I&D segment’s significant manufacturing joint venture relationships.

			LyondellBasell		2011
Name	Location	Other Parties	Ownership	Product	Capacity(1)
					(In millions
					of pounds)
U.S. PO Joint Venture	Channelview, TX	Bayer	(2)	Propylene Oxide	1,500	(3)
	Bayport, TX
European PO Joint Venture	Rotterdam,	Bayer	50%	Propylene Oxide	690
	The Netherlands			Styrene Monomer	1,480
PO/ SM II LP	Channelview, TX	Nova & Styrolution	(2)	Styrene Monomer	700	(3)
Nihon Oxirane	Chiba, Japan	Sumitomo	40%	Propylene Oxide	385
				Styrene Monomer	830
				Propylene Glycol	220
Ningbo ZRCC LCC Ltd.	Ningbo, China	ZRCC	27%	Propylene Oxide	600
				Styrene Monomer	1,300
La Porte Methanol	La Porte, TX	Linde	85%	Methanol	190 million gallons

(1)	Unless otherwise noted, represents the joint venture’s total capacity and not our proportional capacity.

(2)	The parties’ rights in the joint ventures are based on off-takes, as opposed to ownership percentages.

(3)	Amount of off-take by other parties in the joint venture.

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

Lyondell Chemical’s PO/SM II plant at the Channelview, Texas complex is a joint venture among Lyondell Chemical, Styrolution and Nova. Lyondell Chemical owns a majority interest in the joint venture and is the operator of the plant. As of December 31, 2011, 700 million pounds of SM capacity was committed to Styrolution and Nova under processing arrangements.

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

Raw Materials

The primary raw materials used for the production of PO and its co-products and derivatives are propylene,

isobutane, mixed butane, ethylene and benzene. The market prices of these raw materials historically have been related to the price of crude oil, NGLs and natural gas, as well as market conditions including supply of, and demand for, the raw materials. These raw materials are received in bulk quantities via pipeline or ocean going vessels.

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

In addition to ethylene, acetic acid is a primary raw material for the production of VAM. For the production of VAM, we obtain our entire requirements for acetic acid and ethylene from our internal production. In 2011, we used a large percentage of our acetic acid production to produce VAM.

Industry Dynamics / Competition

With respect to PO, its co-products and derivatives, competition is based on a variety of factors, including product quality and price, reliability of supply, technical support, customer service and potential substitute materials. Profitability is affected by the worldwide level of demand along with price competition, which may intensify due to, among other things, new industry capacity. However, demand is also influenced by worldwide economic growth, which fluctuates. The PO demand growth rate also could be impacted by further development of alternative bio-based PO derivatives. It is not possible to predict accurately the changes in raw material costs, market conditions and other factors that will affect industry profitability in the future.

Based on published data regarding PO capacity, we believe that, including our share of Nihon Oxirane, Ningbo ZRCC and the European PO Joint Venture, we are the second largest producer of PO worldwide, with approximately 13% of the total worldwide capacity for PO. Our major worldwide competitors for sales of PO and its derivatives are Dow and Shell.

Based on published data regarding SM capacity, we believe that we are one of the largest producers of SM worldwide, with approximately 5% of the total worldwide capacity for SM as of December 31, 2011. We compete worldwide for sales of SM with many marketers and producers, among which are Styrolution, Cosmar, Americas Styrenics and Shell.

We believe that we are the sixth and eighth largest producer of acetic acid and VAM, respectively, each with approximately 3% and 5% of the total worldwide capacity as of December 31, 2011. Our primary competitors include Celanese and BP for acetic acid and Celanese, Dow and DuPont for VAM.

Refining & Oxyfuels Segment

Overview

Our Refining & Oxyfuels segment refines heavy, high-sulfur crude oil in the U.S. Gulf Coast and produces gasoline blending components at several of our olefin and PO sites. In 2011, our Refining & Oxyfuels segment generated operating revenues of $18.8 billion (excluding inter-segment revenue).

Our Houston refinery, which is located on the Houston Ship Channel in Houston, Texas, has a heavy, high-sulfur crude oil processing capacity of approximately 268,000 barrels per day on a calendar day basis (normal operating basis), or approximately 292,000 barrels per day on a stream day basis (maximum achievable over a 24 hour period). The Houston refinery has a Nelson Complexity Index of 12.1. The Houston refinery is a full conversion refinery designed to refine heavy, high-sulfur crude oil. This crude oil is more viscous and dense than traditional crude oil and contains higher concentrations of sulfur and heavy metals, making it more difficult to refine into gasoline and other high-value fuel products. However, this crude oil has historically been less costly to purchase than light, low-sulfur crude oil. Processing heavy, high-sulfur crude oil in significant quantities requires a refinery with extensive coking, catalytic cracking, hydrotreating and desulfurization capabilities, i.e., a “complex refinery.” The Houston refinery’s refined fuel products include gasoline (including blendstocks for oxygenate blending), jet fuel and ultra low sulfur diesel. The Houston refinery’s products also include heating oil, lube oils (industrial lubricants, white oils and process oils), carbon black oil, refinery-grade propylene, petrochemical raw materials, sulfur, residual fuel and petroleum coke.

The Refining & Oxyfuels segment also includes gasoline blending components such as MTBE, ETBE and alkylate. MTBE and ETBE are produced as co-products of the PO and olefin production process at four sites in the United States, France and The Netherlands. We currently have three sites that can produce either MTBE or ETBE with a combined capacity to produce 59,000 barrels per day of MTBE or ETBE; the Company’s total capacity for MTBE or ETBE production is 75,000 barrels per day. Alkylate is produced at one facility in Texas.

On January 4, 2012, refinery operations were suspended at our Berre refinery in France. The suspension of operations was in accordance with an agreement executed in the fourth quarter of 2011 by our French entities and union representatives addressing the procedures by which suspension of refinery operations and works council consultations would be governed. Consultations with the relevant works councils are in progress. Additional information about the suspension of operations can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The following table outlines:

•	the primary products of our Refining & Oxyfuels segment;

•	capacity as of December 31, 2011, unless otherwise noted; and

•	the primary uses for those products.

See “Description of Properties” for the locations where we produce the primary products of our Refining & Oxyfuels segment.

Key Products	Capacity (1)	Primary Uses
Houston Refinery:
Gasoline and components	120,000 barrels per day	Automotive fuel
Ultra Low Sulfur Diesel	95,000 barrels per day	Diesel fuel for cars and trucks
Jet Fuel	25,000 barrels per day	Aviation fuel
Lube Oils	4,000 barrels per day	Industrial lube oils, railroad engine additives and white oils for food-grade applications
Gasoline Blending Components:
MTBE/ ETBE	75,000 barrels per day(2)	MTBE is a high octane gasoline blending component; ETBE is an alternative gasoline blending component based on agriculturally produced ethanol

Alkylate	22,000 barrels per day	Alkylate is a high octane gasoline blending component

(1)	Only certain key products for the Houston refinery are identified. Thus, the sum of the capacities in this table will not equal the facility’s total capacity. Excludes materials from the Berre refinery.

(2)	Represents total combined MTBE and ETBE capacity.

Sales & Marketing / Customers

In 2011, no single Refining & Oxyfuels segment customer or product accounted for 10% or more of our total revenues.

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

Gasoline sales accounted for 7% of our total revenues in 2011. The Houston refinery’s products primarily are sold in bulk on the U.S. Gulf Coast to other refiners, marketers, distributors and wholesalers at market-related prices. Diesel fuel is produced to meet ultra low sulfur specifications for the on-road transportation market. Most of the Houston refinery’s products are sold under contracts with a term of one year or less or are sold in the spot market. The Houston refinery’s products generally are transported to customers via pipelines and terminals owned and operated by other parties. Products also are transported via rail car, barge, truck and ocean going vessel. In addition to sales of refined products produced by the Houston refinery, we also sell refined products purchased or received on exchange from other parties. The exchange arrangements help optimize refinery supply operations and lower transportation costs. To meet market demands, we also from time to time purchase refined products manufactured by others for resale to our customers. However, purchased volumes have not historically had a significant impact on profitability.

MTBE and ETBE are derivatives of TBA, which is a co-product of the PO produced by our I&D segment. As described, production levels of the TBA derivatives MTBE and ETBE depend primarily on the demand for PO and PO derivatives and secondarily on the relative market demand for MTBE and ETBE and the operational flexibility of our multiple production facilities in meeting this demand. Separately, MTBE and alkylate are also produced as derivatives of the ethylene co-products produced by our O&P—Americas segment. When necessary, we purchase MTBE for resale to satisfy customer demand for MTBE above our production levels. Volumes of MTBE purchased for resale can vary significantly from period to period. However, purchased volumes have not historically had a significant impact on profitability.

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

Sales of our MTBE, ETBE and alkylate are made by our marketing and sales personnel, and through distributors and independent agents in the Americas, Europe, the Middle East, Africa and the Asia Pacific region. We have centralized certain sales and order fulfillment functions in regional customer service centers in Houston, Texas; Rotterdam, The Netherlands; and Hong Kong, China. We also have long-term contracts for distribution and logistics to ensure reliable and efficient supply to our customers. MTBE, ETBE and alkylate are transported by barge, ocean going vessel and tank truck.

Raw Materials

We purchase the crude oil used as a raw material for the Houston refinery on the open market on a spot basis and under a number of supply agreements with regional producers.

We purchase our ethanol requirements for the production of ETBE from regional producers and importers in Europe at market-related prices. Additionally, we have entered into a supply contract with a Brazilian ethanol producer to supply a significant portion of the ethanol used for the manufacture of ETBE at our Channelview facility. For further discussion regarding the raw materials requirements for the production of MTBE, ETBE and alkylate, see “—Intermediates and Derivatives Segment—Raw Materials.”

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

With a throughput capacity of approximately 268,000 barrels per day (on a calendar day basis), we believe that our Houston refinery is among North America’s largest full conversion refineries capable of processing significant quantities of heavy, high-sulfur crude oil.

In North America, we compete for the purchase of heavy, high-sulfur crude oil based on price and quality. We compete in gasoline and distillate markets as a bulk supplier of fungible products satisfying industry and government specifications. Competition is based on price and location. Our refining competitors are major integrated oil companies, refineries owned or controlled by foreign governments and independent domestic refiners. Based on published data, as of January 2012, there were 148 operable crude oil refineries in the U.S., and total U.S. refinery capacity was approximately 17.7 million barrels per day.

During 2011, the Houston refinery processed an average of approximately 263,000 barrels per day of crude oil, representing approximately 1.5% of all U.S. crude processing capacity.

A crack spread is a benchmark indication of refining margins based on the processing of a specific type of crude oil into an assumed selection of refined products. The Houston refinery generally tracks the Maya 2-1-1 crack spread, which represents the difference between the first month futures price of two barrels of Maya crude oil as set by Pemex and one barrel each of U.S. Gulf Coast 87 Octane Conventional Gasoline and U.S. Gulf Coast No. 2 Heating Oil (high-sulfur diesel). While these benchmark refining spreads are generally indicative of the level of profitability at the Houston refinery, there are many other factors specific to each refinery that influence operating results.

We believe that we are the largest producer of MTBE/ETBE worldwide. We compete for sales of MTBE and ETBE with independent MTBE producers worldwide and independent ETBE producers mainly in Europe. The most significant MTBE competitor is SABIC, and the most significant ETBE competitors are Repsol, Total, Neste and Braskem. MTBE and ETBE face competition from products such as ethanol and other octane components. We compete with other refiners and olefin manufacturers for sales of alkylate that we do not internally blend into gasoline.

Technology Segment

Overview

Our Technology segment develops and licenses chemical, polyolefin and other process technologies and provides associated engineering and other services. Our Technology segment further develops, manufactures and sells polyolefin catalysts. We market our process technologies and our polyolefin catalysts to external customers and also use them in our own manufacturing operations. In 2011, our Technology segment generated operating revenues of $376 million (excluding inter-segment revenue).

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

Since 2000, we have sold licenses representing approximately 27 million tons of polyolefin capacity, which represents about 40% of worldwide installed capacity. In 2011, we entered into licensing agreements representing approximately one million tons of polyolefin capacity.

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

The Spherizone process was commercialized in 2002 and introduced for licensing in 2004. It is able to produce higher quality PP, novel PP-based polyolefinic resins, and a wider product grade range than other processes at similar operating cost. The Spherizone process introduces a single reactor concept, in which bimodality is created within one single reactor operating at different conditions between the different zones inside the reactor. The final product is a result of an intimate mixing of the different property determining phases at a “macro molecular” level.

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

Chemical Process Technologies

We also offer for licensing a select number of chemical processes, including the group of Trans4m processes, Aromatics extractions, Glacido and Vacido technology.

The Trans4m portfolio of process technologies offers tailored solutions for C4 and higher olefin recovery and conversion. These processes include separation, purification and skeletal isomerization of the C4 and C5 olefin streams for the selective conversion of low-value, mixed olefin streams from crackers to isobutylene, isoamylenes, butadiene, isoprene, piperylene and dicyclopentadiene (DCPD). This group of processes is complemented by Aromatics extractions technology, which enables us to offer a comprehensive portfolio of processes to upgrade all olefinic streams from steam crackers to higher value products.

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

Customers using polyolefin catalysts must make continual purchases, because they are consumed during the polyolefin production process. New licensees often elect to enter into long-term catalyst supply agreements.

Sales & Marketing

In 2011, no single Technology segment customer or product accounted for 10% or more of our total revenues. We market our process technologies and catalysts to external customers and also use them for our own polyolefin manufacturing operations. We have a marketing and sales force dedicated to the Technology segment, including catalyst sales and customer technical support for licensees.

Industry Dynamics / Competition

We believe that competition in the polyolefin process licensing industry is based on the quality and efficiency of the process technology, product performance and product application, complemented by customer service and technical support. Since the formation of Basell in 2000 through December 31, 2011, we have sold licenses representing approximately 27 million tons of capacity based on its six process technologies to polyolefin manufacturers. We estimate that approximately 40% of PP and 30% of PE worldwide licensed capacity from 2003 through 2011 use our technologies. As of December 31, 2011, we estimate that over 200 polyolefin production lines use our licensed process technologies. Our major competitors in PP technologies licensing are Dow Chemical, INEOS, Novolene Technology Holdings and Mitsui Chemicals. Our major competitors in PE technologies licensing are ChevronPhillips, INEOS, Mitsui Chemicals and Univation Technologies.

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

We have three research and development facilities, each with a specific focus. Our facility in Frankfurt, Germany focuses on PE and metallocene catalysts. Our facility in Ferrara, Italy focuses on PP, PB-1, Catalloy process resins and Ziegler-Natta catalysts. Our facility in Cincinnati, Ohio focuses on polyolefin product and application development in North America.

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

We have core research and development projects that focus on initiatives in line with our strategic direction. These projects are closely aligned with our businesses and customers with a goal of commercialization of identified opportunities. Core projects currently include research and development in areas such as:

•	PP product development with emphasis on Spherizone process technology.

•	Next generation products from existing and in-development processes, using advanced catalyst technologies including metallocenes.

•	Enhanced catalyst and process opportunities to extend PE technologies.

•	Enhanced catalysts and process opportunities for selected chemical technologies.

As of December 31, 2011, approximately 827 of our employees are directly engaged in research and development activities.

In addition to our research and development activities, we provide technical support to our customers. Our technical support centers are in Bayreuth, Germany; Cincinnati, Ohio; Geelong, Australia; Lansing, Michigan; and Tarragona, Spain.

In 2011, 2010 and 2009, our research and development expenditures were $196 million, $154 million and $145 million, respectively. A portion of these expenses are related to technical support and customer service and are primarily allocated to the other business segments.

GENERAL

Intellectual Property

We maintain an extensive patent portfolio and continue to file new patent applications in the U.S. and other countries. As of December 31, 2011, we owned approximately 6,200 patents and patent applications worldwide. Our patents and trade secrets cover our processes, products and catalysts and are significant to our competitive position, particularly with regard to propylene oxide, intermediate chemicals, petrochemicals, polymers and our process technologies such as Spheripol, Spherizone, Hostalen, Spherilene, Lupotech, Glacido, Vacido, Isomplus and Avant catalysts. We own globally registered and unregistered trademarks including the “LyondellBasell,” “Lyondell” and “Equistar” trade names. While we believe that our intellectual property provides competitive advantages, we do not regard our businesses as being materially dependent upon any single patent, trade secret or trademark. Some of our heritage production capacity operates under licenses from third parties.

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

We also are subject to environmental laws that may have a significant effect on the nature and scope of cleanup of contamination at current and former operating facilities and at other sites at which hazardous substances generated by our current or former subsidiaries were disposed. Such laws may also have a significant effect on the costs of transportation and storage of raw materials and finished products, and the costs of the storage and disposal of wastewater. In the U.S., the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended and also known as Superfund (“CERCLA”), imposes joint and several liability for the costs of remedial investigations and cleanup actions, as well as damages to natural resources, on entities that generated hazardous substances, arranged for disposal of the hazardous substances, transported to or selected the disposal sites and the past and present owners and operators of such sites. All such responsible parties (or any one of them) can be required to bear all of such costs regardless of fault, the legality of the original disposal or ownership of the disposal site. We are subject to potential liability under CERCLA as an owner or operator of facilities at which hazardous substances have been disposed or as a generator or transporter of hazardous substances disposed at other locations.

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

Capital Expenditures

In some cases, compliance with environmental, health and safety laws and regulations can only be achieved by capital expenditures. Regulatory-related capital expenditures at our facilities were $125 million, $121 million and $250 million in 2011, 2010 and 2009, respectively, and we estimate such expenditures to be approximately $204 million in 2012 and $210 million in 2013.

Our regulatory-related capital expenditures in 2011 primarily relate to projects designed to reduce and control emissions from our plant operations in both the U.S. and Europe.

Stricter environmental, safety and health laws, regulations and enforcement policies could result in increased environmental capital expenditures by us above current estimates.

Employee Relations

As of December 31, 2011, we had approximately 14,000 full-time and part-time employees. Of these, approximately 5,800 were in North America, approximately 6,800 were in Europe and approximately 1,400 were in other locations.

As of December 31, 2011, approximately 900 of our employees in North America are represented by labor unions. The vast majority of our employees in Europe and South America are subject to staff council or works council coverage or collective bargaining agreements.

In addition to our own employees, we use the services of contractors in the routine conduct of our businesses.

We believe our relations with our employees are good.

Description of Properties

Our principal manufacturing facilities as of December 31, 2011 are set forth below, and are identified by the principal segment or segments using the facility. The facilities are wholly owned, except as otherwise noted.

Location	Segment	Principal Products
Americas
Bayport (Pasadena), Texas	I&D	Ethylene Oxide (EO), EG and other EO derivatives
Bayport (Pasadena), Texas(1)	I&D	Propylene Oxide (PO), Propylene Glycol (PG), Propylene Glycol Ethers (PGE), Tertiary-Butyl-Alcohol (TBA) and Isobutylene
Bayport (Pasadena), Texas	O&P—Americas	PP and Catalloy process resins
Channelview, Texas(2)	O&P—Americas	Ethylene, Propylene, Butadiene, Benzene and Toluene

	Refining & Oxyfuels	Alkylate and MTBE
Channelview, Texas(1)(3)	I&D	IPA, PO, BDO, SM and Isobutylene
	Refining & Oxyfuels	ETBE
Chocolate Bayou, Texas	O&P—Americas	PE (HDPE)
Clinton, Iowa	O&P—Americas	Ethylene and Propylene

PE (LDPE and HDPE)
Corpus Christi, Texas	O&P—Americas	Ethylene, Propylene, Butadiene and Benzene
Edison, New Jersey	Technology	Polyolefin catalysts
Ensenada, Argentina	O&P—Americas	PP
Ensenada, Argentina	O&P—EAI	PP compounds
Fairport Harbor, Ohio	O&P—Americas	Performance polymers
Houston, Texas	Refining & Oxyfuels	Gasoline, Diesel, Jet Fuel and Lube Oils
Jackson, Tennessee	O&P—EAI	PP compounds
La Porte, Texas(4)	O&P—Americas	Ethylene and Propylene
PE (LDPE and LLDPE)
La Porte, Texas(4)(5)	I&D	VAM, acetic acid and methanol
Lake Charles, Louisiana	O&P—Americas	PP and Catalloy process resins
Mansfield, Texas	O&P—EAI	PP compounds
Matagorda, Texas	O&P—Americas	PE (HDPE)
Morris, Illinois	O&P—Americas	PE (LDPE and LLDPE)
Newark, New Jersey	O&P—Americas	Denatured Alcohol
Pindamonhangaba, Brazil	O&P—EAI	PP compounds
Tampico, Mexico(6)	O&P—Americas	PP
Tampico, Mexico(6)	O&P—EAI	PP compounds
Tuscola, Illinois	O&P—Americas	Ethanol and PE (powders)
Victoria, Texas†	O&P—Americas	PE (HDPE)
Europe
Aubette, France	O&P—EAI	Ethylene, Propylene and Butadiene
PP and PE (LDPE)
Bayreuth, Germany	O&P—EAI	PP compounds
Berre l’Etang, France(7)	Refining & Oxyfuels	Naphtha, vacuum gas oil (VGO), liquefied petroleum gas (LPG), gasoline, diesel, jet fuel, bitumen and heating oil.

Botlek, Rotterdam, The Netherlands†	I&D Refining & Oxyfuels	PO, PG, PGE, TBA, Isobutylene and BDO MTBE and ETBE
Brindisi, Italy	O&P—EAI	PP
Carrington, U.K.	O&P—EAI	PP
Ferrara, Italy	O&P—EAI	PP and Catalloy process resins
	Technology	Polyolefin catalysts
Fos-sur-Mer, France†	I&D	PO, PG and TBA
	Refining & Oxyfuels	MTBE and ETBE
Frankfurt, Germany†	O&P—EAI	PE (HDPE)
	Technology	Polyolefin catalysts
Knapsack, Germany†	O&P—EAI	PP and PP compounds
Ludwigshafen, Germany†	Technology	Polyolefin catalysts
Maasvlakte (near Rotterdam),	I&D	PO and SM
The Netherlands(8)
Milton Keynes, U.K.	O&P—EAI	PP compounds
Moerdijk, The Netherlands†	O&P—EAI	Catalloy process resins and PB-1
Münchsmünster, Germany†(9)	O&P—EAI	Ethylene, Propylene
PE (HDPE)
Plock, Poland(10)	O&P—EAI	PP and PE (HDPE and LDPE)

Tarragona, Spain(11)	O&P—EAI	PP and PP compounds
Terni, Italy(12)	O&P—EAI	PP
Wesseling, Germany(13)	O&P—EAI	Ethylene, Propylene and Butadiene
PP and PE (HDPE and LDPE)

Asia Pacific
Chiba, Japan(14)	I&D	PO, PG and SM
Clyde, Australia	O&P—EAI	PP
Geelong, Australia	O&P—EAI	PP
Guangzhou, China(15)	O&P—EAI	PP compounds
Kawasaki, Japan(16)	O&P—EAI	PP
Map Ta Phut, Thailand(17)	O&P—EAI	Propylene and PP
Ningbo, China(18)	I&D	PO and SM
Oita, Japan(16)	O&P—EAI	PP and PP compounds
Port Klang, Malaysia(19)	O&P—EAI	PP compounds
Rayong, Thailand(20)	O&P—EAI	PP compounds
Suzhou, China	O&P—EAI	PP compounds
Victoria, Australia(19)	O&P—EAI	PP compounds
Yeochan, Korea(21)	O&P—EAI	PP
Middle East
Jubail, Saudi Arabia(22)	O&P—EAI	Propylene, PP and PP compounds
Jubail, Saudi Arabia(23)	O&P—EAI	Propylene and PP
Jubail, Saudi Arabia(24)	O&P—EAI	Ethylene and PE (LDPE and HDPE)

†	The facility is located on leased land.

(1)	The Bayport PO/TBA plants and the Channelview PO/SM I plant are held by the U.S. PO Joint Venture between Bayer and Lyondell Chemical. These plants are located on land leased by the U.S. PO Joint Venture.

(2)	The Channelview facility has two ethylene processing units. Equistar Chemicals, LP also operates a styrene maleic anhydride unit and a polybutadiene unit, which are owned by an unrelated party and are located within the Channelview facility on property leased from Equistar Chemicals, LP.

(3)	Unrelated equity investors hold a minority interest in the PO/SM II plant at the Channelview facility.

(4)	The La Porte facilities are on contiguous property.

(5)	The La Porte I&D facility is owned by La Porte Methanol Company, a partnership owned 85% by us.

(6)	The Tampico PP facility is owned by Indelpro, a joint venture owned 51% by an unrelated party. The Tampico PP compounding plant is wholly owned by us.

(7)	On January 4, 2012, refinery operations were suspended at our Berre refinery.

(8)	The Maasvlakte plant is owned by the European PO Joint Venture and is located on land leased by the European PO Joint Venture.

(9)	The Münchsmünster facility was rebuilt in 2010 following a fire in 2005.

(10)	The Plock facility is owned by our BOP joint venture and is located on land owned by PKN/Orlen.

(11)	The Tarragona PP facility is located on leased land; the compounds facility is located on co-owned land.

(12)	We ceased production at the Terni, Italy site in July 2010.

(13)	There are two steam crackers at the Wesseling, Germany site.

(14)	The PO/SM plant and the PG plant are owned by our Nihon Oxirane joint venture.

(15)	The Guangzhou facility commenced production in 2008.

(16)	The Kawasaki and Oita plants are owned by our SunAllomer joint venture.

(17)	The Map Ta Phut plant is owned by our HMC joint venture.

(18)	The Ningbo facility is owned by our ZRCC joint venture.

(19)	The Port Klang and Victoria plants are owned by our PolyPacific Pty. joint venture.

(20)	The Rayong plant is owned 95% by Basell Asia Pacific Thailand and 5% by our HMC joint venture.

(21)	The Yeochan plant is owned by our PolyMirae joint venture.

(22)	The Jubail PP and PDH manufacturing plant is owned by our SPC joint venture.

(23)	The Jubail Spherizone PP and PDH manufacturing plant is owned by our Al-Waha joint venture.

(24)	The Jubail integrated PE manufacturing complex is owned by our SEPC joint venture.

Other Locations and Properties

Our corporate seat is in Rotterdam, The Netherlands. We have administrative offices in Rotterdam, The Netherlands and Houston, Texas. We maintain research facilities in Lansing, Michigan; Cincinnati, Ohio; Ferrara, Italy and Frankfurt, Germany. Our Asia Pacific headquarters are in Hong Kong. We also have technical support centers in Bayreuth, Germany; Geelong, Australia; Lansing, Michigan and Tarragona, Spain. We have various sales facilities worldwide.

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

Website Access to SEC Reports

Our Internet website address is http://www.lyondellbasell.com. Information contained on our Internet website is not part of this report on Form 10-K.

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available on our website, free of charge, as soon as reasonably practicable after such reports are filed with, or furnished to, the U.S. Securities and Exchange Commission. Alternatively, you may access these reports at the SEC’s website at http://www.sec.gov.

Item 1A.	Risk Factors.

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

Deteriorating sovereign debt conditions in Europe and the related euro crisis could have a material adverse effect on our business, prospects, operating results, financial condition and cash flows.

The recent escalation of the European sovereign debt crisis has negatively impacted the capital markets in Europe and caused the value of the euro to deteriorate. These conditions have resulted in reduced consumer confidence and spending in many countries in Europe, particularly southern Europe. A significant portion of our revenues and earnings are derived from our business in Europe, including southern Europe. In addition, most of our European transactions and assets, including cash reserves and receivables, are denominated in euros.

If the European sovereign debt crisis continues or further deteriorates, there will likely be a continued negative effect on our European business, as well as the businesses of our European customers, suppliers and partners. In addition, if the crisis ultimately leads to a significant devaluation of the euro, the value of our financial assets that are denominated in euros would be significantly reduced when translated to U.S. dollars for financial reporting purposes. Any of these conditions could ultimately harm our overall business, prospects, operating results, financial condition and cash flows.

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

In addition, new capacity additions in Asia, the Middle East and North America may lead to periods of oversupply and lower profitability. The timing and extent of any changes to currently prevailing market conditions is uncertain and supply and demand may be unbalanced at any time. As a consequence, we are unable to accurately predict the extent or duration of future industry cycles or their effect on our business, financial condition or results of operations. We can give no assurances as to any predictions we may make with respect to the timing, extent or duration of future industry cycles.

Costs and limitations on supply of raw materials and energy may result in increased operating expenses.

The costs of raw materials and energy represent a substantial portion of our operating expenses. Energy costs generally follow price trends of crude oil and natural gas. These price trends may be highly volatile and cyclical. In the past, raw material and energy costs have experienced significant fluctuations that adversely affected our business segments’ results of operations. For example, we continue to benefit from the favorable ratio of U.S. natural gas prices to crude oil prices. However, if the price of crude oil decreases relative to U.S. natural gas prices, this may have a negative result on our results of operations. Moreover, fluctuations in currency exchange rates can add to this volatility.

We are not always able to pass raw material and energy cost increases on to our customers. When we do have the ability to pass on the cost increases, we are not always able to do so quickly enough to avoid adverse impacts on our results of operations.

Cost increases for raw materials also may increase working capital needs, which could reduce our liquidity and cash flow. Even if we increase our sales prices to reflect rising raw material and energy costs, demand for products may decrease as customers reduce their consumption or use substitute products, which may have an adverse impact on our results of operations. In addition, producers in natural gas cost-advantaged regions, such as the Middle East and North America, benefit from the lower prices of natural gas and NGLs. Competition from producers in these regions may cause us to reduce exports from Europe and elsewhere. Any such reductions may increase competition for product sales within Europe and other markets, which can result in lower margins in those regions. Additionally, there are a limited number of suppliers for some of our raw materials and utilities and, in some cases, the supplies are specific to the particular geographic region in which a facility is located.

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

If our raw material or utility supplies were disrupted, our businesses may incur increased costs to procure alternative supplies or incur excessive downtime, which would have a direct negative impact on plant operations. For example, hurricanes have in the past negatively affected crude oil and natural gas supplies, as well as supplies of other raw materials, utilities (such as electricity and steam), and industrial gases, contributing to increases in operating costs and, in some cases, disrupting production and causing lost profit opportunities. In addition, hurricane-related disruption of vessel, barge, rail, truck and pipeline traffic in the U.S. Gulf Coast area would negatively affect shipments of raw materials and product.

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

In addition, we face increased competition from companies that may have greater financial resources and different cost structures or strategic goals than us. These include large integrated oil companies (some of which also have chemical businesses), government-owned businesses, and companies that receive subsidies or other government incentives to produce certain products in a specified geographic region. Increased competition from these companies, especially in our olefin and refining businesses, could limit our ability to increase product sales prices in response to raw material and other cost increases, or could cause us to reduce product sales prices to compete effectively, which could reduce our profitability. Competitors that have greater financial resources than us may be able to invest significant capital into their businesses, including expenditures for research and development.

In addition, specialty products we produce may become commoditized over time. Increased competition could result in lower prices or lower sales volumes, which would have a negative impact on our results of operations.

Our ability to source raw materials, including crude oil, may be adversely affected by political instability, civil disturbances or other governmental actions.

We obtain a substantial portion of our principal raw materials from sources in North Africa, the Middle East, and South America that may be less politically stable than other areas in which we conduct business, such as Europe or the U.S. Political instability, civil disturbances and actions by governments in these areas are likely to substantially increase the price and decrease the supply of feedstocks necessary for our operations, which will have a material adverse effect on our results of operations.

Recently, increased incidents of civil unrest, including demonstrations which have been marked by violence, have occurred in some countries in North Africa and the Middle East. Some political regimes in these countries are threatened or have changed as a result of such unrest. Political instability and civil unrest could continue to spread in the region and involve other areas. Such unrest, if it continues to spread or grow in intensity, could lead to civil wars, regional conflict, or regime changes resulting in governments that are hostile to countries in which we conduct substantial business, such as Europe, the U.S., or their respective allies.

Interruptions of operations at our facilities may result in liabilities or lower operating results.

We own and operate large-scale facilities. Our operating results are dependent on the continued operation of our various production facilities and the ability to complete construction and maintenance projects on schedule. Interruptions at our facilities may materially reduce the productivity and profitability of a particular manufacturing facility, or our business as a whole, during and after the period of such operational difficulties. In the past, we had to shut down plants on the U.S. Gulf Coast, including the temporary shutdown of our Houston refinery, as a result of hurricanes striking the Texas coast.

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

Although we take precautions to enhance the safety of our operations and minimize the risk of disruptions, our operations are subject to hazards inherent in chemical manufacturing and refining and the related storage and transportation of raw materials, products and wastes. These potential hazards include:

•	pipeline leaks and ruptures;

•	explosions;

•	fires;

•	severe weather and natural disasters;

•	mechanical failure;

•	unscheduled downtimes;

•	supplier disruptions;

•	labor shortages or other labor difficulties;

•	transportation interruptions;

•	transportation accidents;

•	remediation complications;

•	chemical and oil spills;

•	discharges or releases of toxic or hazardous substances or gases;

•	storage tank leaks;

•	other environmental risks; and

•	terrorist acts.

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

We have identified an agreement related to a former project in Kazakhstan under which a payment was made that raises compliance concerns under the U.S. Foreign Corrupt Practices Act (the “FCPA”). We have engaged outside counsel to investigate these activities, under the oversight of the Audit Committee of the Supervisory Board, and to evaluate internal controls and compliance policies and procedures. We made a voluntary disclosure of these matters to the U.S. Department of Justice and are cooperating fully with that agency. We cannot predict the ultimate outcome of these matters at this time since our investigations are ongoing. In this respect, we may not have conducted business in compliance with the FCPA and may not have had policies and procedures in place adequate to ensure compliance. Therefore, we cannot reasonably estimate a range of liability for any potential penalty resulting from these matters. Violations of these laws could result in criminal and civil liabilities and other forms of penalties or sanctions that could be material to us.

Our operations could be adversely affected by labor relations.

The vast majority of our employees located in Europe and South America are represented by labor unions and works councils. Approximately 900 of our employees located in North America are represented by labor unions. Of the represented North American employees, approximately 50% include our employees that are subject to a collective bargaining agreement between Houston Refining LP and the United Steelworkers Union, which agreement will expire on January 31, 2015.

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

•	emissions to the air;

•	discharges onto land or surface waters or into groundwater; and

•	the generation, handling, storage, transportation, treatment, disposal and remediation of hazardous substances and waste materials.

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

Our industry is subject to extensive regulation. Existing or future regulations may restrict our operations, increase our costs of operations or require us to make additional capital expenditures and failure to comply with regulations may cause us to incur significant expenses or affect our ability to operate.

We are subject to extensive government regulation in the form of national, state and local laws and regulations. These laws and regulations govern all aspects of the operation of our facilities and the transportation and sales of our products. We generally expect that regulatory controls worldwide will become increasingly more demanding and expensive, but cannot accurately predict future developments.

In addition, we are required by various governmental and quasi-governmental agencies to obtain permits, licenses and certificates with respect to our operations. These permits and licenses are subject to renewal, modification and in some circumstances, revocation. Further, the permits and licenses are often difficult, time consuming and costly to obtain and could contain conditions that limit our operations.

Our failure to comply with regulatory requirements or obtain or maintain necessary permits, licenses and authorizations for the conduct of our business could result in fines or penalties, which may be significant. Additionally, any such failure could restrict or otherwise prohibit certain aspects of our operations, which could adversely affect our results of operations.

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

In the U.S., the Environmental Protection Agency (the “EPA”) has promulgated federal GHG regulations under the Clean Air Act affecting certain sources. The EPA has issued mandatory GHG reporting requirements which could lead to further obligations. The recent EPA action could be a precursor to further federal regulation of carbon dioxide emissions and other greenhouse gases, and may affect the outcome of other climate change lawsuits pending in U.S. federal courts in a manner unfavorable to our industry. In any event, additional regulation is likely to be forthcoming at the U.S. federal level or the state level with respect to GHG emissions, and such regulation could result in the creation of additional costs in the form of taxes or required acquisition or trading of emission allowances.

Compliance with these or other changes in laws, regulations and obligations that create a GHG emissions trading scheme or GHG reduction policies generally could significantly increase our costs or reduce demand for products we produce. Depending on the nature of potential regulations and legislation, any future laws and regulations could result in increased compliance costs, additional operating restrictions or delays in implementing growth projects or other capital investments, and could have a material adverse effect on our business and results of operations.

The company’s business, including its results of operations and reputation, could be adversely affected by process safety issues.

Failure to appropriately manage safety, human health, product liability and environmental risks associated with the company’s products, product life cycles and production processes could adversely impact employees, communities, stakeholders, the company’s reputation and its results of operations. Public perception of the risks associated with the company’s products and production processes could impact product acceptance and influence the regulatory environment in which the company operates. While the company has procedures and controls to manage process safety risks, issues could be created by events outside of its control including natural disasters, severe weather events and acts of sabotage.

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

U.S. anti-inversion rules may apply to LyondellBasell Industries N.V. resulting in adverse U.S. federal income tax consequences.

The U.S. Internal Revenue Service is examining the Company’s federal income tax returns. As part of that review, the IRS is examining whether under Section 7874 of the Internal Revenue Code LyondellBasell Industries N.V. should be treated as a U.S. corporation for U.S. federal income tax purposes. The IRS also is examining whether Section 7874 alternatively applies to certain of the Company’s intercompany transactions that would result in additional U.S. federal income tax of the Company’s U.S. subsidiaries. Application of Section 7874 in either instance is dependent on the value of our shares issued at emergence from bankruptcy to former creditors of our top U.S. holding company and its direct and indirect subsidiaries in exchange for their claims against those entities. It further would require a determination that the Company is not conducting substantial business activities in The Netherlands.

Treatment of LyondellBasell Industries N.V. as a U.S. corporation would result in significantly increased tax liability because our worldwide income would be subject to U.S. federal income tax. Any such increase likely would have a material adverse effect on our earnings and cashflow. Application of Section 7874 to our intercompany transactions would, for the 10-year period post emergence, result in the imposition of additional U.S. federal income tax on certain gains of our U.S. subsidiaries from those transactions. The increased taxation of those gains would negatively affect our earnings and cash flows.

No assurance can be given that the IRS will not determine that Section 7874 is applicable to us. Further, there can be no assurances that any such position taken by the IRS would not be sustained.

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

Certain of our current pension plans have projected benefit obligations that exceed the fair value of the plan assets. As of December 31, 2011, the aggregate deficit was $1,079 million. Any declines in the fair values of the pension plans assets could require additional payments by us in order to maintain specified funding levels.

Our pension plans are subject to legislative and regulatory requirements of applicable jurisdictions, which could include, under certain circumstances, local governmental authority to terminate the plan.

We may be required to record material charges against our earnings due to any number of events that could cause impairments to our assets.

We may be required to reduce production at or idle facilities for extended periods of time or exit certain businesses as a result of the cyclical nature of our industry. Specifically, oversupplies of or lack of demand for particular products or high raw material prices may cause us to reduce production. We may choose to reduce production at certain facilities because we have off-take arrangements at other facilities, which make any reductions or idling unavailable at those facilities. Any decision to permanently close facilities or exit a business likely would result in impairment and other charges to earnings.

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

We have a significant worldwide patent portfolio of issued and pending patents. These patents, together with proprietary technical know-how, are significant to our competitive position, particularly with regard to PO, performance chemicals, petrochemicals, and polymers, including process technologies such as Spheripol, Spherizone, Hostalen, Spherilene, Lupotech T and Avant catalyst family technology rights. We rely on the patent, copyright and trade secret laws of the countries in which we operate to protect our investment in research and development, manufacturing and marketing. However, we may be unable to prevent third parties from using our intellectual property without authorization. Proceedings to protect these rights could be costly, and we may not prevail.

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

We continue to seek ways to drive greater productivity, flexibility and cost savings. In particular, we are working towards the improvement and global integration of our business processes and functions. As part of these efforts, we have been centralizing certain functions, implementing new information technology, and integrating our existing information technology systems.

Our ongoing implementation of organizational improvements is made more difficult by our need to coordinate geographically dispersed operations. Inabilities and delays in implementing improvements can negatively affect our ability to realize projected or expected cost savings. In addition, the process of organizational improvements may cause interruptions of, or loss of momentum in, the activities of our businesses. It may also result in the loss of personnel or other labor issues. These issues, as well as any information technology systems failures, also could impede our ability to timely collect and report financial results in accordance with applicable laws and regulations.

Additionally, from time to time certain aspects of our business processes may be outsourced to third parties. The processes, or the portions thereof, that are outsourced generally will tend to be labor intensive transactional activities such as processing invoices for account payable transactions. Although we make a diligent effort to ensure that all providers of outsourced services observe proper internal control practices and procedures, we cannot assure that failures will not occur. The failure of such third parties to provide adequate services could adversely affect our results of operations, liquidity, or our ability to provide adequate financial and management reporting.

Increased IT security threats and more sophisticated and targeted computer crime could pose a risk to our systems, networks, products, facilities and services.

Increased global IT security threats and more sophisticated and targeted computer crime pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. While we attempt to mitigate these risks by employing a number of measures, including employee training, comprehensive monitoring of our networks and systems, and maintenance of backup and protective systems, our systems, networks, products, facilities and services remain potentially vulnerable to advanced persistent threats. Depending on their nature and scope, such threats could potentially lead to the compromising of confidential information, improper use of our systems and networks, manipulation and destruction of data, defective products, production downtimes and operational disruptions, which in turn could adversely affect our reputation, competitiveness and results of operations.

Shared control or lack of control of joint ventures may delay decisions or actions regarding the joint ventures.

A portion of our operations are conducted through joint ventures, where control may be exercised by or shared with unaffiliated third parties. We cannot control the actions of our joint venture partners, including any nonperformance, default or bankruptcy of joint venture partners. The joint ventures that we do not control may also lack adequate internal controls systems or financial reporting systems to provide adequate and timely information for our reporting purposes.

In the event that any of our joint venture partners do not observe their obligations, it is possible that the affected joint venture would not be able to operate in accordance with our business plans. As a result, we could be required to increase our level of commitment in order to give effect to such plans. Differences in views among the joint venture participants also may result in delayed decisions or in failures to agree on major matters, potentially adversely affecting the business and operations of the joint ventures and in turn our business and operations .

Our capital requirements could limit or cause us to change our growth and development plans.

At December 31, 2011, we have approximately $4.0 billion of total consolidated debt. Our debt and the limitations imposed on us by our financing arrangements could:

•	require us to dedicate a substantial portion, or all, of our cash flow from operations to payments of principal and interest on our debt;

•

make us more vulnerable during downturns, which could limit our ability to take advantage of significant business opportunities and react to changes in our business and in market or industry conditions; and

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

As of February 24, 2012, two of our shareholders collectively own approximately 44% of our outstanding ordinary shares. Under Dutch law, there are no quorum requirements for shareholder voting and most matters are approved or adopted by a majority of votes cast. As a result, as long as these shareholders or any other substantial shareholder own, directly or indirectly, a substantial portion of our outstanding shares, they will be able to significantly influence all matters requiring shareholder approval, including amendments to our Articles of Association, the election of directors, significant corporate transactions, dividend payments and other matters. These shareholders may have interests that conflict with other stakeholders, including holders of our notes, and actions may be taken that other stakeholders do not view as beneficial.

Additionally, these shareholders are party to nomination agreements that entitle each of the shareholders to cause our Supervisory Board to nominate for election members to our Supervisory Board for so long as the shareholder owns specified percentages of our ordinary shares.

Our success depends upon our ability to attract and retain key employees and the identification and development of talent to succeed senior management.

Our success depends on our ability to attract and retain key personnel, and we rely heavily on our management team. The inability to recruit and retain key personnel or the unexpected loss of key personnel may adversely affect our operations. In addition, because of the reliance on our management team, our future success depends in part on our ability to identify and develop talent to succeed senior management. The retention of key personnel and appropriate senior management succession planning will continue to be critically important to the successful implementation of our strategies.

Item 1B.	Unresolved Staff Comments.

None.

Item 3.	Legal Proceedings.

Bankruptcy Proceedings

On January 6, 2009, certain of LyondellBasell AF’s indirect U.S. subsidiaries, including Lyondell Chemical, and its German indirect subsidiary, Basell Germany Holdings GmbH, voluntarily filed for protection under Chapter 11 in the Bankruptcy Court. In April and May of 2009, LyondellBasell AF and certain other subsidiaries filed voluntary petitions for relief under chapter 11 in the Bankruptcy Court. The Bankruptcy Cases were filed in response to a sudden loss of liquidity in the last quarter of 2008. The debtors operated their businesses and managed their properties as debtors in possession during the Bankruptcy Cases. In general, this means that the Debtors operated in the ordinary course without Bankruptcy Court intervention. Bankruptcy Court approval was required, however, where the debtors sought authorization to engage in certain transactions not in the ordinary course of business.

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

Environmental Matters

From time to time we and our joint ventures receive notices or inquiries from federal, state or local governmental entities regarding alleged violations of environmental laws and regulations pertaining to, among other things, the disposal, emission and storage of chemical and petroleum substances, including hazardous wastes. Item 103 of the SEC’s Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and the proceedings involve potential monetary sanctions that we reasonably believe could exceed $100,000. There were no such matters pending as of December 31, 2011.

Litigation and Other Matters

Information regarding our litigation and other legal proceedings can be found under the “Litigation and Other Matters” section of Note 18, Commitments and Contingencies, to the Consolidated Financial Statements.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our shares were listed on the NYSE on October 14, 2010 under the symbol “LYB.” Prior to that time, they were quoted in the Pink OTC Markets, Inc. (the “Pink Sheets”) under the symbol “LALLF.” There was no trading market for our shares prior to April 30, 2010. The high and low sales prices for our ordinary shares since they were issued are shown in the table below.

	High	Low
2010
April 30 – June 30, 2010	$23.25	$16.15
Third Quarter 2010	$23.95	$14.86
Fourth Quarter 2010	$34.54	$23.71
2011
First Quarter 2011	$41.12	$33.57
Second Quarter 2011	$48.12	$35.84
Third Quarter 2011	$41.93	$24.41
Fourth Quarter 2011	$36.96	$22.90
2012
January 1 – February 24, 2012	$46.39	$32.39

Holders

As of February 24, 2012, there were approximately 3,700 record holders of our shares, including Cede & Co. as nominee of the Depository Trust Company.

Dividends

The Company paid a final dividend of $0.10 per share for the fiscal year 2010 on May 26, 2011. The Company paid interim dividends of $0.20 per share on September 7, 2011 and $0.25 per share on December 16, 2011. The Company paid a special dividend of $4.50 per share on December 16, 2011. The payment of dividends or distributions in the future will be subject to the requirements of Dutch law and the discretion of our shareholders (in the case of annual dividends), our Management Board and Supervisory Board. The declaration of any future cash dividends and, if declared, the amount of any such dividends, will depend upon general business conditions, our financial condition, our earnings and cash flow, our capital requirements, financial covenants and other contractual restrictions on the payment of dividends or distributions.

There can be no assurance that any dividends or distributions will be declared or paid in the future.

Dutch Tax Considerations

We are a public company with limited liability (naamloze vennootschap) incorporated under Dutch law. In general, we must withhold tax (dividend tax) from dividends distributed on our ordinary shares at the rate of 15%. Dividends include, without limitation:

•	distributions of profits (including paid-in capital not recognized for dividend tax purposes) in cash or in kind, including deemed and constructive dividends;

•

liquidation distributions and, generally, proceeds realized upon a repurchase of our ordinary shares or upon the transfer of our ordinary shares to our direct or indirect subsidiary, in excess of the average paid-in capital recognized for dividend tax purposes;

•

the par value of ordinary shares issued or any increase in the par value of ordinary shares, except where such increase in the par value of ordinary shares is funded out of our paid-in capital recognized for dividend tax purposes; and

•

repayments of paid-in capital recognized for dividend tax purposes up to the amount of our profits (zuivere winst) unless our general meeting of shareholders has resolved in advance that we shall make such repayments and the par value of the ordinary shares concerned has been reduced by a corresponding amount through an amendment of our articles of association.

A holder of ordinary shares which is, is deemed to be, or, in case the holder is an individual, has elected to be treated as, resident in The Netherlands for the relevant tax purposes is generally entitled to credit the dividend tax withheld against such holder’s tax liability on income and capital gains or, in certain cases, to apply for a full refund of the dividend tax withheld.

A holder of ordinary shares which is not, is not deemed to be, and, in case the holder is an individual, has not elected to be treated as, resident in The Netherlands for the relevant tax purposes may be eligible for a partial or full exemption or refund of the dividend tax under an income tax convention in effect between The Netherlands and the holder’s country of residence or under Dutch domestic rules. Moreover, Dutch resident entities benefitting from the participation exemption with respect to our ordinary shares may be eligible for a full exemption of dividend tax.

Dividend distributions to a U.S. holder of our ordinary shares (with an interest of less than 10 percent of the voting rights in our company) are subject to 15 percent dividend withholding tax, which is equal to the rate such U.S. holder may be entitled to under the current income tax treaty between the Netherlands and the United States (the “Treaty”). As such, there is no need to claim a refund of the excess of the amount withheld over the Treaty rate.

Under the Treaty, dividends paid by us to certain U.S. corporate shareholders holding directly at least 10% of the voting rights in our company are generally eligible for a reduction of the 15% withholding tax to 5%. Under certain circumstances and subject to various conditions, the Treaty provides for a full exemption or refund from dividend tax. Dividends received by exempt pension organizations and exempt organizations, as defined in the Treaty, may also be entitled to a full exemption or refund from dividend tax.

Under the terms of domestic anti-dividend stripping rules, a recipient of dividends distributed on our ordinary shares will not be entitled to an exemption from, reduction, refund, or credit of dividend tax if the recipient is not the beneficial owner of such dividends within the meaning of such rules.

Generally, any payments of interest and principal by us on debt can be made free of withholding or deduction for any taxes imposed, levied, withheld or assessed by The Netherlands or any political subdivision or taxing authority thereof or therein.

The issuance or transfer of our ordinary shares, and payments made with respect to our ordinary shares, will not be subject to value added tax in The Netherlands.

The subscription, issue, placement, allotment, delivery, transfer or execution of ordinary shares will not be subject to registration tax, capital tax, customs duty, transfer tax, stamp duty, or any other similar tax or duty in The Netherlands.

Performance Graph

The graph below shows the relative investment performance of LyondellBasell Industries N.V. shares, the S&P 500 Index and the S&P 500 Chemicals Index since April 30, 2010, the first date on which we had issued capital as a publicly traded company. The graph assumes that $100 was invested on April 30, 2010 and any dividends paid were reinvested at the date of payment. The graph is presented pursuant to SEC rules and is not meant to be an indication of our future performance.

		Quarter Ending
Company / Index	4/30/10	6/30/10	9/30/10	12/31/10	3/31/11	6/30/11	9/30/11	12/31/11
LyondellBasell Industries N.V.	100	72.42	107.17	154.26	177.35	173.13	110.44	168.22
S&P 500 Index	100	87.20	97.05	107.49	113.85	113.96	98.16	109.76
S&P 500 Chemicals Index	100	83.42	99.91	117.58	125.93	128.20	99.73	116.10

Item 6.	SELECTED FINANCIAL DATA

See Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of factors that will enhance an understanding of this data.

The following selected financial data of the Company and its predecessor, LyondellBasell AF, should be read in conjunction with the Consolidated Financial Statements and related notes thereto and “— Management’s Discussion and Analysis of Financial Condition and Results of Operations,” below. The selected financial data of the Company and the Predecessor were derived from their consolidated financial statements. Those financial statements were prepared from the books and records of LyondellBasell AF for periods through April 30, 2010 and of the Company upon emergence from bankruptcy after that date. As discussed elsewhere in this annual report on Form 10-K, we became the successor parent holding company of the subsidiaries of LyondellBasell AF and the reporting entity upon completion of the bankruptcy proceedings. Financial information is reported for the Company as the successor on a basis different from financial information of the predecessor, LyondellBasell AF. As a result of the application of fresh-start accounting and restructuring activities pursuant to the Plan of Reorganization, the Successor period is not comparable to the Predecessor period.

	Successor		Predecessor
	For the Year Ended December 31,	May 1 through December 31,	January 1 through April 30,	For the Year Ended December 31,
In millions of dollars	2011	2010	2010	2009	2008	2007 (a)
Results of Operations Data:
Sales and other operating revenues	$51,035	$27,684	$13,467	$30,828	$50,706	$17,120
Operating income (loss)(b)	3,998	2,254	690	317	(5,928)	934
Interest expense	(1,044)	(545)	(713)	(1,795)	(2,476)	(353)
Income (loss) from equity investments(c)	216	86	84	(181)	38	162
Income (loss) from continuing operations(d)	2,140	1,516	8,504	(2,871)	(7,343)	661
Earnings per share from continuing operations:
Basic	3.76	2.68
Diluted	3.74	2.67
Income from discontinued operations, net of tax	—	64	—	—	15	—
Earnings per share from discontinued operations:
Basic	—	0.11
Diluted	—	0.11
Balance Sheet Data:
Total assets	22,839	25,302		27,761	28,651	39,728
Short-term debt	48	42		6,182	774	2,415
Long-term debt(e)	3,984	6,040		802	23,195	22,000
Cash and cash equivalents	1,065	4,222		558	858	560
Accounts receivable	3,778	3,747		3,287	2,585	4,165
Inventories	5,499	4,824		3,277	3,314	5,178
Working capital	5,863	5,810		4,436	3,237	5,019
Liabilities subject to compromise	—	—		22,494	—	—
Cash Flow Data:
Cash provided by (used in):
Operating activities	2,869	2,968	(925)	(787)	1,090	1,180
Investing activities	(1,021)	(323)	(224)	(611)	(1,884)	(11,899)
Expenditures for property, plant and equipment	(1,050)	(466)	(226)	(779)	(1,000)	(411)
Financing activities	(4,964)	(1,194)	3,315	1,101	1,083	10,416

(a)	Results of operations and cash flow data reflect the acquisition of Lyondell Chemical from December 21, 2007. Balance sheet data include Lyondell Chemical balances as of December 31, 2007.

(b)	Operating income for the year ended December 31, 2011 includes charges of $136 million primarily reflecting the estimated cost related to the cessation of operations at the Berre refinery. Operating income for 2011 also includes corporate restructuring charges of $93 million and impairment charges of $52 million relating to capital expenditures at the Berre refinery and certain in-process research and design projects. Operating income for the eight months ended 2010 includes lower of cost or market charges of $42 million to adjust the value of inventory to market value, a charge of $64 million related to a dispute over an environmental liability and impairments of $28 million primarily related to impairment of capital expenditures at the Berre refinery. Operating income for the year ended December 31, 2009 includes charges of $56 million primarily for impairment of the carrying value of surplus emission allowances related to highly-reactive volatile organic compounds and non-U.S. emission rights, lower of cost or market charges of $127 million to adjust the value of inventory to market value and an adjustment that increased operating income by $65 million related to overstatement of goodwill impairment in 2008. The operating loss for the year ended December 31, 2008 includes charges of $4,982 million for the impairment of goodwill, a charge of $218 million for impairment of the full carrying value of the Berre refinery and lower of cost or market charges of $1,256 million to adjust the value of inventory to market value. Operating income for the year ended December 31, 2007 includes charges of $95 million related to the in-process research and development acquired in the acquisition of Lyondell Chemical, and $20 million related to asset impairments of the carrying value of a plant in Canada and capitalized engineering costs for a new polymers plant in Germany.

(c)	Loss from equity investments for the year ended December 31, 2009 includes pre-tax charges of $228 million for impairment of the carrying value of our investments in certain joint ventures.

(d)	Income from continuing operations for the year ended December 31, 2011 includes after-tax premiums and charges on early repayment of debt of $279 million and after-tax charges of $136 million primarily reflecting the estimated cost related to the cessation of operations at the Berre refinery. In addition, income from continuing operations in 2011 includes after-tax corporate restructuring charges of $77 million, after-tax impairment charges of $46 million relating to capital expenditures at the Berre refinery and certain in-process research and design projects, after-tax fair value adjustments related to our warrants of a negative $37 million, partially offset by a $26 million after-tax gain on the sale of surplus precious metals. Income from continuing operations for the eight months ended December 31, 2010 included an after-tax charge of $15 million related to reorganization items and after-tax fair value adjustments related to our warrants of a negative $114 million. The four months ended April 30, 2010 included after-tax income of $8,640 million related to reorganization items. Loss from continuing operations for the year ended December 31, 2009 included after-tax charges of $1,925 million related to reorganization items, $11 million for impairments of goodwill and other assets and $228 million for the impairment of the carrying value of our investments in certain joint ventures, partially offset by $78 million of involuntary conversion gains related to insurance proceeds for damages sustained in 2005 at a polymers plant in Münchsmünster, Germany. Loss from continuing operations for the year ended December 31, 2008 included after-tax charges of $4,982 million related to the impairment of goodwill, $816 million to adjust the value of inventory to market value and $146 million, primarily for impairment of the carrying value of the Berre Refinery, all of which were partially offset by $51 million of involuntary conversion gains related to insurance proceeds for damages sustained at the Münchsmünster polymers plant. Income from continuing operations for the year ended December 31, 2007 included after-tax benefits of $130 million from the $200 million break-up fee related to a proposed merger with the Huntsman group, partially offset by after tax-charges of $95 million related to the in-process research and development acquired in the acquisition of Lyondell Chemical, and $13 million related to asset impairments of the carrying value of a plant in Canada and capitalized engineering costs for a new polymers plant in Germany.

(e)	Includes current maturities of long-term debt.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In addition to comparisons of current operating results with the same period in the prior year, we have included, as additional disclosure, certain “trailing quarter” comparisons of fourth quarter 2011 operating results to third quarter 2011 operating results. Our businesses are highly cyclical, in addition to experiencing some less significant seasonal effects. Trailing quarter comparisons may offer important insight into current business direction.

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

To ensure a proper analysis of the year over year results, the effects of fresh-start accounting on the Successor period are specifically addressed throughout this discussion. The primary impacts of our reorganization pursuant to the Plan of Reorganization and the adoption of fresh-start accounting on our results of operations are as follows:

Tax Impact of Reorganization—The application of the tax provisions of the Internal Revenue Code to the Plan of Reorganization resulted in the reduction or elimination of the majority of our tax attributes that otherwise would have carried forward into 2011 and later years. As a result, we did not retain any U.S. net operating loss carryforwards, alternative minimum tax credits or capital loss carryforwards after 2010. In addition, a significant portion of our tax basis in depreciable assets was eliminated. Accordingly we estimate our cash tax liabilities for the years following 2010 will be relatively higher than in 2009 or 2010. As a result of certain prior year limitations on the deductibility of our interest expense in the U.S., we retained approximately $2,500 million of interest carryforwards which are available to offset future taxable income, subject to certain limitations.

Inventory—We adopted the last in, first out (“LIFO”) method of accounting for inventory upon implementation of fresh-start accounting. Prior to the emergence from bankruptcy, LyondellBasell AF used both the first in, first out (“FIFO”) and LIFO methods of accounting to determine inventory cost. For purposes of evaluating segment results, management reviewed operating results for LyondellBasell AF that were determined using current cost, which approximates results using the LIFO method of accounting for inventory. Subsequent to the Emergence Date, our operating results are reviewed using the LIFO method of accounting for inventory. While determining the impact of the adoption of LIFO on predecessor periods is not practicable, we believe that the current cost method used by the Predecessor for segment reporting is similar to LIFO and the current cost method would have resulted in a decrease of cost of sales of $29 million and $199 million for the twelve months ended December 31, 2009 and four months ended April 30, 2010, respectively.

In addition, on April 30, 2010, pursuant to ASC Topic 852, Reorganizations, we recorded inventory at fair value. The increase in inventory of $1,297 million was primarily in the U.S. and was largely driven by the price of crude oil. In the 2010 Successor period, lower market prices, primarily for polypropylene, resulted in a $42 million lower of cost or market charge to adjust the value of our finished goods inventory to market. The effect of this adjustment to the value of our inventory is reflected in cost of sales for the 2010 Successor period.

Depreciation and amortization expense—Depreciation and amortization expense is lower in the Successor periods as a result of our revaluation of assets for fresh-start accounting. For additional information on the revaluation of assets, see Note 23 to the Consolidated Financial Statements. Depreciation and amortization as reported for all periods presented is as follows:

	Successor		Predecessor
Millions of dollars	For the Year Ended December 31, 2011	May 1 through December 31, 2010	January 1 through April 30, 2010	For the Year Ended December 31, 2009
Cost of sales:
Depreciation	$718	$394	$464	$1,412
Amortization	170	142	75	293

Research and development expenses:
Depreciation	21	11	8	24

Selling, general and administrative expenses:
Depreciation	22	11	18	45

	$931	$558	$565	$1,774

Interest expense—Lower interest expense in the 2010 Successor period was largely driven by the discharge or repayment of debt, upon which interest was accruing during the bankruptcy, through the Company’s reorganization on April 30, 2010 pursuant to the Plan of Reorganization, partially offset by interest expense on the new debt incurred as part of the emergence from bankruptcy. Interest expense in 2011, which was lower compared to the combined 2010 Successor and Predecessor periods, reflects the repayment of $4,288 million principal amount of debt since the beginning of the fourth quarter 2010. This benefit was partially offset by the premiums and other costs associated with the prepayments as well as interest expense on the Senior 6% Notes issued in November 2011.

	Successor		Predecessor
Millions of dollars	For the Year Ended December 31, 2011	May 1 through December 31, 2010	January 1 through April 30, 2010	For the Year Ended December 31, 2009
Interest expense	$1,044	$545	$713	$1,795

Foreign Currency Translations of Non-U.S. Denominated Financial Statements—In countries outside of the United States, we generally generate revenues and incur operating expenses denominated in local currencies. The predominant local currency of our operations outside of the United States is the Euro. The gains and losses that result from the process of translating foreign functional currency financial statements to U.S. dollars are included in Other Comprehensive Income (loss) in Stockholders’ Equity. These translation adjustments may be significant in any given period, based on the fluctuations of the Euro relative to the U.S. Dollar. A decrease in the value of the U.S. dollar relative to the euro in 2011 resulted in a loss of $237 million. The net loss, which is reflected in the $237 million loss in Other Comprehensive Income on the Consolidated Statement of Stockholders’ Equity at December 31, 2011, represents a net decrease in Comprehensive Income during 2011.

Overview of Results of Operations

2011 Versus 2010—Business conditions in 2011 were improved over 2010 despite a significant economic slowdown, particularly in Europe, in the fourth quarter 2011. Underlying business fundamentals in 2011 were similar to those experienced in 2010, including the low price of natural gas in North America relative to the global price of crude oil. In 2011, lower prices for natural gas-based liquid feedstocks, particularly ethane, relative to the prices of crude-oil based feedstocks, provided an advantage for producers with the capability to shift the raw material ratio between these raw material groups. Also in 2011, in an otherwise weak market, Gulf Coast refiners of heavy crude oil benefited from discounts on the price of heavy crude oil.

Although results were impacted by an economic slowdown in the fourth quarter, overall results for 2011 were strong in most of our businesses. The O&P—Americas segment benefited from strong margins for ethylene and ethylene co-products. Amid growing economic uncertainty in Europe, continued strong results for our differentiated PP compounding products coupled with earnings from our joint ventures enabled our O&P—EAI segment to maintain results at the 2010 level. I&D segment results were bolstered by strong product margins across most businesses, particularly BDO, EO and derivatives and acetyls, reflecting improved automotive and durable goods demand. The Refining and Oxyfuels segment results were higher primarily due to higher refining margins and higher crude processing rates at the Houston refinery and higher oxyfuels margins, which more than offset fourth quarter 2011 charges related to the suspension of operations at the Berre refinery and significantly lower fourth quarter refining margins. Results for our Technology segment were comparable in 2011 and 2010 as lower revenue recognized in 2011 from process licenses issued in prior years and higher R&D costs offset the effects of higher operating results for catalysts.

2010 Versus 2009—Global market conditions in 2010 improved from the weak conditions experienced throughout most of 2009 as demand in the durable goods sector, particularly the automotive markets, was higher than in 2009. As a result, demand and operating rates were higher in 2010 than in 2009. In addition, certain of our business segments benefited from planned and unplanned competitor operating disruptions, particularly during the second quarter 2010.

Excluding the impacts of fresh-start accounting discussed above, operating results in 2010 generally reflected higher product margins and higher sales volumes compared to 2009. Reliable operations and the effect of industry supply disruptions resulted in higher product margins and higher sales volumes in the O&P-Americas segment. Higher operating results in the O&P-EAI and the I&D businesses were primarily a reflection of higher sales volumes and higher product margins due to improvement in the durable goods markets, especially the automotive market. The Refining and Oxyfuels segment results were higher in 2010 primarily due to higher refining margins at the Houston refinery. Lower licensing revenue contributed to lower results in the Technology segment.

Results of operations for the Successor and Predecessor periods discussed in these “Results of Operations” are presented in the table below.

	Successor		Predecessor
Millions of dollars	For the Year Ended December 31, 2011	May 1 through December 31, 2010	January 1 through April 30, 2010	For the Year Ended December 31, 2009
Sales and other operating revenues	$51,035	$27,684	$13,467	$30,828
Cost of sales	45,913	24,767	12,414	29,516
Selling, general and administrative expenses	928	564	308	850
Research and development expenses	196	99	55	145

Operating income	3,998	2,254	690	317
Interest expense	(1,044)	(545)	(713)	(1,795)
Interest income	38	17	5	18
Other income (expense), net	25	(103)	(265)	320
Income (loss) from equity investments	216	86	84	(181)
Reorganization items	(45)	(23)	7,388	(2,961)
Provision for (benefit from) income taxes	1,048	170	(1,315)	(1,411)
Income from discontinued operations, net of tax	—	64	—	—

Net income (loss)	$2,140	$1,580	$8,504	$(2,871)

Segment operating results discussed below are reviewed for the Successor period using the LIFO method of accounting for inventory and were reviewed for the Predecessor periods on a current cost basis.

RESULTS OF OPERATIONS

Revenues—We had revenues of $51,035 million in 2011, $41,151 million in 2010 and $30,828 million in 2009. Revenues increased $9,884 million, or 24%, in 2011 compared to 2010. Higher average sales prices, which reflect higher raw material costs, improved supply/demand fundamentals in the O&P-Americas and I&D segments and higher refining margins at our Houston refinery were responsible for a 20% increase in revenues. The effect of higher sales volumes, primarily at the Houston refinery, was responsible for a 4% increase in revenues.

Revenues in 2010 increased $10,323, or 33%, compared to 2009. Higher average product sales prices were responsible for nearly all of the 33% revenue increase in 2010. A slight 1% increase in revenues resulting from the effect of higher sales volumes in 2010 compared to 2009 was mostly offset by lower licensing revenue in the Technology segment. Higher crude-oil and natural gas prices also contributed to the increase in average sales prices in 2010.

Cost of Sales—Cost of sales were $45,913 million in 2011, $37,181 million in 2010 and $29,516 million in 2009. The $8,732 million increase in cost of sales in 2011 was primarily due to higher raw material costs, which reflect the effects of higher prices for crude oil and other hydrocarbons compared to 2010. Cost of sales for 2011 includes charges totaling $191 million, primarily relating to the estimated cost of a social plan associated with the suspension of operations at our Berre refinery, impairments of assets, and increases in environmental liabilities and asset retirement obligations. These charges were partially offset by a benefit from $187 million of lower depreciation and amortization in 2011 compared to 2010, primarily due to the $7,474 million write-down of Property, Plant and Equipment associated with the April 2010 revaluation of our assets in fresh-start accounting. The 2010 Successor period included a $64 million non-cash charge as a change in estimate related to a dispute that arose during the third quarter 2010 over an environmental liability.

The $7,665 million increase in cost of sales in 2010, compared to 2009, was primarily due to higher raw material costs, which reflect the effects of higher crude oil and natural gas liquids-based raw material prices, as well as the effect of higher sales volumes. Cost of sales in the Successor period also included the $64 million change in estimate described above. Lower depreciation and amortization expense of $630 million due to the write-down of Property, plant, and equipment associated with the revaluation of our assets in fresh-start accounting partially offset the higher costs in the Successor Period. The Predecessor period in 2010 included a charge of $23 million for plant closure and other costs related to a polypropylene plant in Terni, Italy.

SG&A Expenses—Selling, general and administrative (“SG&A”) expenses were $928 million in 2011, $872 million in 2010 and $850 million in 2009. The $56 million increase in 2011 reflects charges associated with activities to reorganize certain functional organizations and incentive compensation related to the special dividend paid in December 2011. These increases were partially offset by lower employee-related expense associated with the lower headcount in 2011.

Operating Income—The Company had operating income of $3,998 million, $2,944 million and $317 million in 2011, 2010 and 2009, respectively. Results for the underlying operations of the Company increased in 2011 compared to 2010 despite a significant decrease in operating results in the fourth quarter 2011. The increase primarily reflects higher product margins for ethylene, butanediol, EO and derivatives and acetyls as well as higher refining margins at our Houston refinery. Operating results for 2011 include charges totaling $307 million primarily related to the estimated cost of a social plan associated with the suspension of operations at our Berre refinery, activities to reorganize certain functional organizations, impairments of assets, and increases in environmental liabilities and asset retirement obligations. These charges were partially offset by benefits of $90 million related to the sale of excess precious metals and proceeds from insurance and other settlements.

The results of our underlying operations improved in 2010, compared to 2009, reflecting higher product margins and the effect of higher sales volumes as demand increased due to improved global market conditions, particularly in the first half of the year compared to the same periods in 2009 when demand was very weak. Operating results in the 2010 Successor period were negatively impacted by non-cash charges described above of $64 million and $42 million, respectively, related to a change in estimate associated with a dispute over an environmental liability and the adjustment of inventory to the lower of cost or market.

Operating results in 2011 and in the 2010 Successor period also benefited from lower depreciation and amortization expense of $192 million and $651 million, respectively, primarily due to the write-down of Property, plant, and equipment associated with the revaluation of our assets in fresh-start accounting in April 2010. Operating results for each of our business segments are reviewed further in the “Segment Analysis” section below.

Interest Expense—Interest expense was $1,044 million in 2011, $1,258 million in 2010 and $1,795 million in 2009. The $214 million decrease in interest expense in 2011 reflects the repayment of $4,288 million principal amount of debt since the beginning of the fourth quarter 2010, partially offset by $443 million of prepayment premiums and unamortized debt issuance cost write-offs related to the 2011 repayments. The prepayment of debt in 2011 included $1,731 million of our 8% senior notes, $1,319 million of our 11% senior notes and the remaining $5 million outstanding under our Senior Term Loan Facility. Interest expense for 2011 also includes interest on our newly issued 6% senior notes due 2021.

Interest expense was $537 million lower in 2010 compared to 2009, primarily due to the repayment or discharge of debt on the Emergence Date in accordance with the Plan of Reorganization, upon which interest was accruing during the bankruptcy, and the repayment of $1,233 million of debt in the fourth quarter 2010. This decrease in interest expense was partially offset by interest expense on the debt incurred as part of the emergence financing (see Note 12 to the Consolidated Financial Statements) and $26 million of charges related to the prepayment of $769 million of debt in December 2010. The prepayment of debt included $275 million of our 8% senior secured notes and $494 million of the senior secured term loan facility in December 2010. We also repaid $464 million under the accounts receivable securitization facility and accounts receivable factoring agreement during October and November of 2010.

Other Income (Expense), net—The Company had other income, net, of $25 million in 2011, other expense, net, of $368 million in 2010 and other income, net, of $320 million in 2009. Other income, net, in 2011 included gains of $41 million related to the sale of excess precious metals, $15 million related to the sale of scrap at one of our plants and $15 million related to a settlement associated with the July 2008 crane incident at our Houston refinery. These gains were partially offset by the negative effect of the $37 million fair value adjustment of the warrants to purchase our shares and $17 million of foreign exchange losses.

Other expense, net, in 2010 included the negative effect of the fair value adjustment of the warrants to purchase our shares of $114 million and foreign exchange losses of $240 million. In 2009 the Company recognized involuntary conversion gains of $120 million, representing partial insurance settlements of claims related to damages sustained in 2005 at the polymers plant in Münchsmünster, Germany, and foreign exchange gains of $123 million as a result of changes in currency exchange rates. Other income, net, in 2009 also included benefits totaling $72 million resulting from indemnification payments received from previous plant owners for employee benefit and environmental remediation costs related to plant closures and a $15 million gain related to settlement of a U.K. pension claim.

The foreign exchange loss of $240 million in 2010 and gain of $123 million in 2009 were primarily the result of the revaluation of third party debt of certain of the Company’s subsidiaries due to changes in the foreign exchange rates in effect during those periods. Such debt was denominated in currencies other than the functional currencies of the subsidiaries and was refinanced upon emergence from bankruptcy.

Income (Loss) from Equity Investments—The Company had income from equity investments totaling $216 million in 2011, $170 million in 2010 and a loss from equity investments of $181 million in 2009. The increase of $46 million in 2011 primarily reflects the addition of capacity at our HMC joint venture in late 2010 and the operations of our joint venture in Ningbo, China, which commenced operations in June 2010. The benefit of these joint ventures was partially offset by lower results of our joint venture located in Poland.

Income from equity investments in 2010 benefited from the operations of our SEPC joint venture, which commenced operations in June 2009, and from a new polypropylene plant operated by our HMC Polymers Company Ltd. joint venture that commenced operations in October 2010. The loss from equity investments in 2009 included a $228 million charge for impairment of the carrying value of the Company’s investments in certain joint ventures.

Reorganization Items—The Company had reorganization expense of $45 million in 2011, income from reorganization items totaling $7,365 million in 2010 and reorganization expense of $2,961 million in 2009. Reorganization items in 2011 include charges totaling $32 million related to an estimated claim associated with a lawsuit filed by BASF. For additional information related to this claim, see Note 18 to the Consolidated Financial Statements.

Gains from reorganization items in the 2010 Predecessor period included gains totaling $13,617 million related to settlement of liabilities subject to compromise, deconsolidation of entities upon emergence, adjustments related to rejected contracts, and a reduction of environmental remediation liabilities. These gains were partially offset by a charge of $6,278 million related to the changes in net assets resulting from the application of fresh-start accounting and by several one-time emergence costs, including the success and other fees earned by certain professionals upon the Company’s emergence from bankruptcy, damages related to the rejection of executory contracts and plant closure costs. Reorganization items expense in the 2010 Successor period is primarily related to professional fees.

The 2009 period included charges for the write off of assets associated with a lease rejection; damage claims related to certain executory contracts; the net write off of unamortized debt issuance costs, premiums and discounts; environmental liabilities; professional fees associated with the chapter 11 proceedings; shutdown costs related primarily to the shutdown of its olefins plant at Chocolate Bayou, Texas and the long-term idling of its ethylene glycol facility in Beaumont, Texas; as well as employee severance and other costs. For additional information on reorganization items, see Note 22 to the Consolidated Financial Statements.

Income Tax—Our effective income tax rate of 32.9% in 2011 resulted in a tax provision of $1,048 million on pre-tax income of $3,188 million. In the eight months ended December 31, 2010, the Successor recorded a tax provision of $170 million, representing an effective tax rate of 10.1% on pre-tax income of $1,686 million. In the four months ended April 30, 2010, the Predecessor recorded a tax benefit of $1,315 million, representing a negative effective tax rate of 18.3% on pre-tax income of $7,189 million. During 2009, the Predecessor recorded a tax benefit of $1,411 million, representing an effective tax rate of 32.9% on a pre-tax loss of $4,282 million.

The effective income tax rate for the twelve months ended December 31, 2011 was lower than the U.S. statutory tax rate of 35% primarily due to the effect of income being taxed in countries with lower statutory income tax rates and favorable permanent deductions related to certain or our notional royalties, equity earnings and the U.S. domestic production activity deduction. The provision for the 2010 Successor period differs from the U.S. statutory income tax rate of 35% primarily due to the fact that in several countries the Company generated either income with no tax expense or losses where we recorded no tax benefit due to valuation allowances on our deferred tax assets in those countries. The tax provision for the 2010 Predecessor period was significantly lower than the U.S. statutory income tax rate primarily because a substantial portion of the pre-tax gain from the discharge of pre-petition liabilities was not subject to income tax. This benefit was partially offset by restructuring charges for which no tax benefit was provided. The tax benefit recorded for 2009 was lower than the U.S. statutory income tax rate of 35% primarily due to operations in non-US jurisdictions with rates lower than the U.S. statutory rate. This benefit was partially offset by restructuring costs for which no tax benefit was provided.

Income (Loss) from Continuing Operations—Income from continuing operations was $2,140 million in 2011 and $10,020 million in 2010 and losses from continuing operations were $2,871 million in 2009. The following table summarizes the major components contributing to the income (loss) from continuing operations:

	Successor		Predecessor
Millions of dollars	For the Year Ended December 31, 2011	May 1 through December 31, 2010	January 1 through April 30, 2010	For the Year Ended December 31, 2009
Operating income	$3,998	$2,254	$690	$317
Interest expense, net	(1,006)	(528)	(708)	(1,777)
Other income (expense), net	25	(103)	(265)	320
Income (loss) from equity investments	216	86	84	(181)
Reorganization items	(45)	(23)	7,388	(2,961)
Provision for (benefit from) income taxes	1,048	170	(1,315)	(1,411)

Net income (loss) from continuing operations	$2,140	$1,516	$8,504	$(2,871)

In 2009, the loss from equity investments for the O&P—EAI segment included charges of $228 million for impairment of the carrying value of the Company’s equity investments in certain joint ventures (see Note 9 to the Consolidated Financial Statements).

The table below summarizes items of special note with regards to our income (loss) from continuing operations for the periods shown:

	Successor		Predecessor
Millions of dollars	For the Year Ended December 31, 2011	May 1 through December 31, 2010	January 1 through April 30, 2010	For the Year Ended December 31, 2009
Pretax charges (benefits):
Charges and premiums related to prepayment of debt	$443	$26	$—	$—
Berre refinery closure costs consisting primarily of the social plan	136	—	—	—
Reorganization items	45	23	(7,388)	2,961
Corporate restructurings	93	—	—	—
Impairments	52	28	9	245
Sale of precious metals	(41)	—	—	—
Warrants – fair value adjustment	37	114	—	—
Gain related to insurance settlements	(34)	—	—	(120)
Environmental accruals	16	—	—	—
Settlement related to Houston refinery crane incident	(15)	—	—	—
Asset retirement obligation	10	—	—	—
Charge related to dispute over environmental liability	—	64	—	—
Gain on sale of Flavors and Fragrance business	—	(64)	—	—
Inventory valuation adjustments	—	42	—	127

Total pretax income effect	742	233	(7,379)	3,213
Tax effect of above items	(175)	(48)	(1,260)	(1,133)

Total	$567	$185	$(8,639)	$2,080

Impairments in 2009 include an immaterial adjustment related to prior periods which increased income from operations and net income for the three-month period ended December 31, 2009, by $65 million. The adjustment related to an overstatement of goodwill impairment in 2008.

Income from Discontinued Operations, Net of Tax—The Company had income from discontinued operations of $64 million in the 2010 Successor period related to the sale of its Flavor and Fragrance chemicals business.

Fourth Quarter 2011 versus Third Quarter 2011—The Company had a net loss of $218 million in the fourth quarter compared to net income of $895 million in the third quarter. The fourth quarter net loss reflected pretax charges totaling $614 million related to the early repayment of debt, reorganization items, the anticipated cost of the social plan related to the suspension of operations at the Berre refinery, corporate restructurings, environmental charges and fair value adjustment of our outstanding warrants. These fourth quarter charges were partially offset by a $15 million pretax settlement related to the 2008 crane collapse at our Houston refinery. Net income in the third quarter reflected pretax charges totaling $81 million related to compensation expense, impairment of an R&D project in Europe, an asset retirement obligation associated with our Berre refinery and activities to reorganize certain functional organizations in Europe. These charges were partially offset by benefits totaling $44 million, including the fair value adjustment of our outstanding warrants.

Apart from these items, the net loss in the fourth quarter reflected a decline in operating results in all but our Technology segment, which experienced comparable results to the third quarter. The Refining and Oxyfuels segment reflected the effect of significantly lower refining margins, especially at the Houston refinery. Results for our O&P—EAI and I&D segments reflected the effect of poor European economic conditions and a yearend slowdown as margins and volumes for most products declined. The O&P—Americas segment primarily reflected the decline in the average sales prices for ethylene co-products and ethylene. The effect of the decline in operating results was partially offset by a $92 million tax benefit in the fourth quarter compared to a $489 million provision for income taxes in the third quarter. The $581 million decrease in tax expense was primarily attributable to lower actual earnings coupled with an increase in the favorable permanent deductions related to notional royalties, equity earnings and the U.S. domestic production activity deduction (Section 199) offset with a reduction in the release of foreign valuation allowances.

Segment Analysis

Our operations are in five reportable segments: O&P—Americas; O&P—EAI; I&D; Refining and Oxyfuels; and Technology. These operations comprise substantially the same businesses owned and operated by LyondellBasell AF prior to the Company’s emergence from bankruptcy. However, for accounting purposes, the operations of LyondellBasell AF are deemed to have ceased on April 30, 2010 and LyondellBasell N.V. is deemed to have begun operations on that date. The results of operations for the Successor are not comparable to the Predecessor due to adjustments made under fresh-start accounting as described in “Overview.” The impact of these items is addressed in the discussion of each segment’s results below.

The following tables reflect selected financial information for our reportable segments. Operating income (loss) for segment reporting is on a LIFO basis for the Successor and on a current cost basis for the Predecessor.

	Successor		Predecessor
Millions of dollars	Year Ended December 31, 2011	May 1 through December 31, 2010	January 1 through April 30, 2010	For the Twelve Months Ended December 31, 2009
Sales and other operating revenues:
O&P – Americas segment	$14,880	$8,406	$4,183	$8,614
O&P – EAI segment	15,460	8,729	4,105	9,401
I&D segment	6,487	3,754	1,820	3,778
Refining and Oxyfuels segment	20,733	10,321	4,748	12,078
Technology segment	506	365	145	543
Other, including intersegment eliminations	(7,031)	(3,891)	(1,534)	(3,586)

Total	$51,035	$27,684	$13,467	$30,828

Operating income (loss):
O&P – Americas segment	$1,857	$1,043	$320	$169
O&P – EAI segment	475	411	115	(2)
I&D segment	862	512	157	250
Refining and Oxyfuels segment	718	241	(99)	(357)
Technology segment	107	69	39	210
Other, including intersegment eliminations	(21)	(22)	(41)	18
Current cost adjustment	—	—	199	29

Total	$3,998	$2,254	$690	$317

Income (loss) from equity investments:
O&P – Americas segment	$21	$16	$5	$7
O&P – EAI segment	168	68	80	(172)
I&D segment	27	2	(1)	(16)

Total	$216	$86	$84	$(181)

Olefins and Polyolefins—Americas Segment

2011 Versus 2010—The U.S. ethylene industry continued to benefit from processing natural gas liquids in 2011. The cost of ethylene produced from natural gas liquids continues to be lower compared to that produced from crude oil-based liquids, which is the predominant feedstock used in the rest of the world. Ethylene margins remained strong in 2011 primarily due to advantaged prices for ethane, which was the favored feedstock. Co-product sales prices, which remained high in 2011 despite a fourth quarter decline, also contributed to the strength of ethylene margins. Market demand for polyethylene was relatively unchanged in 2011, but higher prices driven by increased raw material costs dampened demand for U.S. polypropylene.

Operating results for 2011 and the 2010 Successor period include the impacts of fresh-start accounting, including the benefit of lower depreciation and amortization expense related to the write-down of segment assets. The 2010 Successor period also includes the negative impact of a non-cash charge to adjust inventory to market value (see “Results of Operations-Cost of Sales”).

2010 Versus 2009—Market demand in the U.S. for ethylene was higher in 2010 compared to 2009. As a result of higher industry operating rates compared to rates experienced during 2009, ethylene margins were higher as benchmark sales prices increased significantly more than the benchmark weighted average costs of ethylene production. Sales of polyolefins in 2010 were comparable to 2009 although producers favored domestic market sales over exports due to improved domestic demand.

Operating results for 2010 primarily reflected strong demand and higher margins for ethylene due to improved economic conditions in 2010 and unplanned operating issues and turnarounds at competitor facilities in the first half of the year. Polypropylene results were also higher in 2010 compared to 2009 as U.S. economic conditions improved. Demand for polyethylene in 2010 was comparable to 2009. Operating results for the Successor period reflect the impacts of the Company’s reorganization and fresh-start accounting, including a non-cash charge to adjust inventory to market value and the benefit of lower depreciation and amortization expense related to the write-down of segment assets (see “Results of Operations—Cost of Sales”). The net effect of these items contributed to the significantly improved results of operations in the 2010 Successor periods compared to the twelve months of 2009.

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

Production economics for the industry continued to favor NGLs in 2011. As a result, we further increased our use of NGLs and reduced liquids consumption at our U.S. plants. During 2011, approximately 75% of our U.S. ethylene production was produced from NGLs compared to 70% in 2010.

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

	Average Benchmark Price and Percent Change Versus Prior Year Period Average
	Year Ended December 31,			Year Ended December 31,
	2011	2010	Change	2010	2009	Change
Crude oil (WTI)—dollars per barrel	95.1	79.6	20%	79.6	62.1	28%
Natural gas (Henry Hub) dollars per million BTUs	4.1	4.5	(8)%	4.5	3.8	19%
United States—cents per pound:
Weighted average U.S. cost of ethylene production	35.6	30.0	19%	30.0	26.2	14%
Ethylene	54.3	45.9	18%	45.9	33.9	35%
Polyethylene (HD)	89.4	82.2	9%	82.2	66.5	24%
Propylene - polymer grade	73.3	59.6	23%	59.6	37.9	57%
Polypropylene	100.5	86.0	17%	86.0	64.4	34%

The following table sets forth the O&P—Americas segment’s sales and other operating revenues, operating income, income from equity investments and selected product sales volumes.

	Successor		Predecessor
Millions of dollars	Year Ended December 31, 2011	May 1 through December 31, 2010	January 1 through April 30, 2010	Year Ended December 31, 2009
Sales and other operating revenues	$14,880	$8,406	$4,183	$8,614
Operating income	1,857	1,043	320	169
Income from equity investments	21	16	5	7

Production Volumes, in millions of pounds
Ethylene	8,353	5,585	2,768	8,129
Propylene	2,907	1,998	1,019	2,913
Sales Volumes, in millions of pounds
Polyethylene	5,493	3,704	1,765	5,472
Polypropylene	2,471	1,735	836	2,416

Revenues—Revenues increased by $2,291 million, or 18%, in 2011 compared to 2010. Higher average sales prices for most products in 2011 were responsible for revenue increases of 22% while lower sales volumes reduced revenues by 4% in 2011 compared to 2010. An improved supply/demand balance and higher crude-oil based raw material costs were reflected in the higher average sales prices in 2011.

Revenues in 2010 increased by $3,975 million, or 46%, compared to 2009, primarily as a result of significantly higher average sales prices. The increased sales prices in the 2010 periods reflect an increase in demand resulting from improved economic conditions and the effect of constrained supply due to operating issues and turnarounds at competitor plants.

Operating Income—Operating results reflected an increase of $494 million in 2011 compared to 2010 and an increase of $1,194 million in 2010 compared to 2009.

The $494 million increase in operating results for 2011 was primarily due to higher ethylene product margins, which were partially offset by lower product margins for polyethylene and polypropylene and the effect of lower ethylene and polypropylene sales volumes. The higher ethylene margins reflected increases in the average sales prices of ethylene and ethylene co-products during 2011, which more than offset increases in raw material prices. Polyethylene and polypropylene product margins were lower in 2011 compared to 2010 as increases in raw material costs outpaced the increases in average sales prices. Operating results for 2011 were negatively impacted by a major turnaround at our Channelview plant and a utility supplier outage at our Morris, Illinois facility as well as planned and unplanned outages at our polypropylene plants. Operating results for 2011 benefited from $64 million of lower depreciation expense compared to 2010 as a result of the application of fresh-start accounting and the revaluation of our assets, while the 2010 Successor period results were negatively impacted by a $34 million non-cash charge to adjust inventory to market value.

The underlying operations increased in 2010 compared to 2009, primarily due to higher product margins for ethylene as higher average sales prices for ethylene and its co-products more than offset higher raw material costs. In addition, the effect of higher polypropylene sales volumes during 2010 partially offset the effect of higher utility, planned maintenance and other costs. Operating results for the 2010 Successor period were impacted by the non-cash inventory charge described above. Lower depreciation and amortization expense of $204 million in 2010 compared to 2009, was primarily the result of the write-down of Property, plant, and equipment associated with the revaluation of our assets in fresh-start accounting.

Fourth Quarter 2011 versus Third Quarter 2011—Operating income decreased from $599 million in the third quarter to $328 million in the fourth quarter. The decrease in fourth quarter operating results reflects lower product margins across all businesses, primarily ethylene, and the effect of lower ethylene sales volumes. The lower ethylene margins are primarily the result of a decline in the average sales prices for ethylene co-products and ethylene from those experienced in the third quarter. An economic slowdown during the fourth quarter led to lower demand resulting in a decrease in ethylene sales volumes. The lower product margins for polyethylene and polypropylene reflect the effect of lower prices of ethylene and propylene, respectively, which were both outpaced by the decrease in average sales prices. Polyolefins sales volumes were relatively unchanged in the fourth quarter, compared to the third quarter.

Olefins and Polyolefins—Europe, Asia and International Segment

2011 Versus 2010—Market conditions, which were strong in the first half of 2011, began to deteriorate in the third quarter and continued to decline rapidly in the fourth quarter of 2011. The decline was most evident in the slowdown experienced in Europe amid uncertainty and poor economic conditions. An industry wide inventory adjustment that occurred during the fourth quarter 2011 as producers drew down existing inventories led to a decline in prices from the high levels experienced earlier in the year. Despite lower market demand for ethylene in 2011, industry margins for ethylene expanded as benchmark average sales prices increased more than the benchmark weighted average cost of ethylene production. Market demand for polyolefins was lower in 2011 compared to 2010.

Despite a lower second half of 2011, operating results in 2011 for the O&P—EAI segment reflected higher product margins for ethylene and especially butadiene, and higher sales volumes across most products compared to 2010. Segment results in 2011 also benefited from the continued strong performance of our joint ventures and our PP compounding business. Results for the 2010 Successor period include the negative impact of a charge related to a change in estimate associated with a dispute over environmental indemnity, while 2011 results include charges associated with activities to reorganize certain functional organizations and for increased environmental liabilities at our Wesseling, Germany site (see “Results of Operations-Cost of Sales”).

2010 Versus 2009—Market demand in Europe was generally higher in 2010 compared to 2009 as planned and unplanned outages resulted in reduced supply and higher operating results in the second and third quarters of 2010. Ethylene margins expanded as benchmark average sales prices increased more than the benchmark weighted average cost of ethylene production. Global polyolefin markets also improved in 2010 compared to 2009. The improvement in polypropylene and LDPE reflected tight supply conditions amid planned and unplanned industry outages throughout 2010.

Operating results for the 2010 periods reflected higher product margins for both olefins and polyolefins. Higher sales volumes for PP Compounds and polypropylene in 2010 compared to 2009 reflect higher demand, primarily from the automotive industry. Operating results for the Successor period also reflected the impacts of fresh-start accounting, including the benefit of lower depreciation and amortization expense related to the write-down of segment assets (see “Results of Operations – Cost of Sales”).

Ethylene Raw Materials—In Europe, heavy liquids are the primary raw materials for our ethylene production.

The following table shows the average West Europe benchmark prices for Brent crude oil for the applicable periods, as well as benchmark Western Europe prices for ethylene and propylene, which we produce and consume internally or purchase from unrelated suppliers, and certain polyethylene and polypropylene products.

	Average Benchmark Price and Percent Change Versus Prior Year Period Average
	Year Ended December 31,			Year Ended December 31,
	2011	2010	Change	2010	2009	Change
Brent crude oil—dollars per barrel	110.7	80.8	37%	80.8	68.3	18%
Western Europe benchmark prices weighted average cost of ethylene production - €0.01 per pound	36.5	29.5	24%	29.5	23.8	24%
Ethylene	51.7	43.2	20%	43.2	33.4	29%
Polyethylene (high density)	61.6	52.5	17%	52.5	42.9	22%
Propylene	50.7	42.4	20%	42.4	27.7	53%
Polypropylene (homopolymer)	63.9	57.7	11%	57.7	39.9	45%
Average Exchange Rate—$US per €	1.3992	1.3205	6%	1.3205	1.3972	(5)%

The following table sets forth the O&P—EAI segment’s sales and other operating revenues, operating income, income from equity investments and selected product production and sales volumes.

	Successor		Predecessor
Millions of dollars	For the Year Ended December 31, 2011	May 1 through December 31, 2010	January 1 through April 30, 2010	For the Year Ended December 31, 2009
Sales and other operating revenues	$15,460	$8,729	$4,105	$9,401
Operating income (loss)	475	411	115	(2)
Income (loss) from equity investments	168	68	80	(172)

Production volumes, in millions of pounds
Ethylene	3,729	2,502	1,108	3,503
Propylene	2,286	1,584	661	2,149
Sales volumes, in millions of pounds
Polyethylene	5,143	3,402	1,658	4,815
Polypropylene	6,624	4,906	2,117	6,156

Revenues—Revenues for 2011 increased by $2,626 million, or 20%, compared to revenues for 2010, and revenues for 2010 increased by $3,433 million, or 37%, compared to revenues for 2009.

The increase in 2011 revenues, compared to 2010, was due to higher average product sales prices, which were mainly driven by higher raw material costs. Sales volumes in 2011 decreased slightly as a decline in polypropylene sales was offset by increases in other product areas, but sales volumes in the second half of 2011 were significantly lower than in the first half of the year. Overall, the change in 2011 sales volumes did not have a material impact on revenues. Higher average product sales prices across most products, particularly ethylene, butadiene, polyethylene and polypropylene, were responsible for a 25% increase in 2010 revenues compared to 2009. The remaining 12% increase was due to the effect of higher sales volumes, particularly polypropylene, including Catalloy and PP Compounds.

Operating Income—Operating results decreased $51 million in 2011, compared to 2010. Operating results for 2011 include the impact of charges associated with activities to reorganize certain functional organizations and for increased environmental liabilities at our Wesseling, Germany site. Operating results for the Successor period in 2010 were negatively impacted by a charge associated with a change in estimate that arose during the third quarter 2010 over an environmental indemnity. Apart from the items discussed above, results for the underlying operations in 2011 and 2010 were comparable.

Business results in 2011 primarily reflected higher product margins for butadiene, ethylene, and to a lesser extent, PP compounds, and the effect of slightly higher ethylene sales volumes. These improvements were substantially offset by lower product margins for polypropylene and polyethylene reflecting higher monomer prices compared to those experienced in 2010 and higher freight and distribution and other costs. The strength in butadiene margins reflects strong global demand coupled with constrained supply as a result of a preference for NGL olefins feedstocks, which produce less butadiene than liquid feedstocks, in North America.

Operating results increased $528 million in 2010 compared to 2009. Underlying operating results were higher in 2010, compared to 2009, primarily as a result of higher product margins for ethylene, butadiene, polypropylene and polyethylene, mainly LDPE. Fixed costs were also higher in 2010 compared to 2009, reflecting costs related to our maintenance program and the start-up of the polymers plant in Münchmünster, Germany. Operating results for 2010 were negatively impacted by a $35 million charge associated with the change in estimate described above. Lower depreciation and amortization expense of $62 million in 2010 compared to 2009 was primarily a result of our write-down of Property, plant and equipment associated with the revaluation of our assets in fresh-start accounting.

Income (loss) from equity investments—Income from equity investments increased $20 million in 2011 compared to 2010 and increased $320 million from 2010 to 2009. The increase in equity income in 2011 primarily reflects the addition of capacity at our HMC joint venture in late 2010, partially offset by lower results for our joint venture located in Poland. We received dividends of $181 million and $40 million from our equity investments in 2011 and 2010, respectively. Income in 2009 reflected after-tax impairments of $228 million related to certain joint ventures and was as a result of weak current and projected market conditions at the time.

Fourth Quarter 2011 versus Third Quarter 2011—An operating loss of $55 million was incurred in the fourth quarter compared to operating income of $144 million in the third quarter. The $199 million decrease in operating results in the fourth quarter is primarily attributable to lower product margins and the effect of lower sales volumes across all businesses except for PP compounding. Softness in the European market during the fourth quarter 2011 was reflected in a decrease in product margins for olefins and in some reduction of the strong margins previously realized for butadiene. Fourth quarter operating results for the polyolefins businesses primarily reflected lower polyethylene margins. The overall performance of the PP compounding and Catalloy businesses remain strong despite a slight decrease in fourth quarter results compared to the third quarter.

Intermediates and Derivatives Segment

2011 Versus 2010—The demand for Intermediates & Derivatives products remained strong in the first nine months of 2011. Significant scheduled maintenance turnarounds at two facilities commenced at the end of the third quarter 2011 and continued into the fourth quarter. As the facilities returned to full operations in the fourth quarter, demand eroded, particularly in Europe. The decrease in demand reflected typical seasonal declines as well as a weak start to the winter aircraft deicing season. I&D segment results for 2011 reflected higher margins in most product areas, especially in butanediol (“BDO”), acetyls, isobutylenes and in EO and derivatives. Operating results for 2011 reflected the impacts of fresh-start accounting, including the benefit of lower depreciation and amortization expense for 2011 related to the write-down of segment assets. The 2010 Successor period includes the negative impact of a non-cash charge to adjust inventory to market value. See “Results of Operations—Cost of Sales.” Operating results for 2010 also included the operations of our Flavors and Fragrances business that was sold in December 2010.

2010 Versus 2009—Market demand for I&D products improved in 2010 primarily due to the recovery of the automotive industry and planned and unplanned industry outages during 2010 which tightened industry supply. Demand in the Intermediates market returned to at or above pre-recession levels in 2010.

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

	Successor		Predecessor
Millions of dollars	For the Year Ended December 31, 2011	May 1 through December 31, 2010	January 1 through April 30, 2010	For the Year Ended December 31, 2009
Sales and other operating revenues	$6,487	$3,754	$1,820	$3,778
Operating income	862	512	157	250
Income (loss) from equity investments	27	2	(1)	(16)

Sales Volumes, in millions of pounds
PO and derivatives	3,103	2,248	1,134	2,695
EO and derivatives	1,100	614	358	1,063
Styrene	3,065	2,023	858	2,291
Acetyls	1,637	1,189	518	1,682
TBA intermediates	1,795	1,208	613	1,381

Revenues—Revenues for 2011 increased $913 million, or 16%, compared to 2010, reflecting higher average sales prices across all businesses and the effect of higher sales volumes for EO, EG and styrene, which more than offset declines in volumes for PO & derivatives, acetyls and isobutylenes. Increased demand in the Asian automotive and polyester markets and the effect of competitor outages on supply were partially responsible for the higher average sales prices in 2011. The sales volumes changes reflected the effects of the scheduled maintenance turnarounds at two of our facilities in the fourth quarter 2011, higher production from the EO/EG facility in a strong global market for most of the year, and the year end slowdown experienced primarily in Europe. The higher average sales prices resulted in a revenue increase in 2011 of 16%, while higher sales volumes resulted in a revenue increase of 3%. Revenues of our Flavors and Fragrance chemicals business, which was sold in December 2010, comprised 3% of total revenues in 2010.

Revenues for 2010 increased $1,796 million, or 48%, compared to revenues for 2009. The increase in revenue in 2010 compared to 2009 reflected increased demand in 2010 leading to higher sales volumes and higher average sales prices across most products, particularly PO, BDO, PG, TBA, and styrene. The higher average product sales prices were responsible for a 28% revenue increase. Higher sales volumes for all but EO and EG, were responsible for the remaining 20% increase in revenues. EO and EG sales volumes were lower in 2010 due to planned and unplanned maintenance activities during the latter half of 2010.

Operating Income—Operating results increased $193 million in 2011, compared to 2010. The increase in operating results primarily reflected higher product margins across all business products, especially in PO derivatives. Improved automotive and other durable goods demand and competitor outages contributed to favorable supply/demand fundamentals as prices outpaced increased raw material costs. Operating results in 2011 benefited from lower depreciation and amortization expense of $30 million compared to 2010, primarily due to the write-down of Property, plant and equipment associated with the revaluation of our assets in fresh-start accounting. Operating results for 2010 also included the results of the Flavors & Fragrance chemicals business which was sold in December 2010. The operating results for the 2010 Successor period were negatively impacted by an $8 million non-cash charge to adjust inventory at December 31, 2010 to market, which was lower than the value at April 30, 2010 applied during fresh-start accounting.

Operating results, which increased $419 million in 2010, compared to 2009, include the non-cash charge to adjust inventory described above. Lower depreciation and amortization expense of $104 million in 2010 compared to 2009 was primarily the result of our write-down of Property, plant and equipment associated with the revaluation of our assets in fresh-start accounting. The remaining increases in 2010 primarily reflected the favorable effect of significantly higher sales volumes for PO and PO derivatives, TBA and styrene. Lower product margins for styrene and TBA and derivatives more than offset higher product margins for acetyls, EO and EG.

Fourth Quarter 2011 versus Third Quarter 2011—Operating income was $134 million in the fourth quarter compared to $259 million in the third quarter. Fourth quarter results reflect a decrease in demand as economic conditions in Europe weakened and unseasonably warm weather conditions reduced demand for aircraft deicing products. These fundamentals combined with scheduled maintenance turnarounds contributed to the lower fourth quarter 2011 volumes for the PO, acetyls and TBA and intermediates businesses.

Refining and Oxyfuels Segment

2011 Versus 2010—Benchmark U.S. heavy crude refining margins, despite declining significantly in the fourth quarter, were higher in 2011 as a result of significant discounts for heavy crude oil and increased gasoline and distillate spreads over crude oil for much of the year. European refining margins were challenged by industry overcapacity and the loss of Libyan crude oil supply. Oxyfuels margins in 2011 improved compared to 2010 due to higher gasoline prices relative to the cost of natural gas-based raw material costs.

Segment operating results were higher in 2011 compared to 2010, even with charges of $136 million primarily related to the anticipated cost of the social plan related to the suspension of operations at our Berre refinery and significantly lower refining margins in the fourth quarter. The higher 2011 results primarily reflected the effect of higher crude oil refining margins, higher oxyfuels margins, and increased crude runs at the Houston refinery compared to 2010. Crude processing rates at the Houston refinery were higher in 2011, compared to the same periods in 2010, as a result of unplanned outages during 2010, including the crude unit fire in May 2010. Crude processing rates remained reduced at the Berre in response to continued poor market conditions and margins. Oxyfuels results in 2011 were higher compared to 2010. Operating results for 2011 and the Successor period in 2010 reflect the impacts of fresh-start accounting, including the benefit of lower depreciation and amortization expense related to the write-down of segment assets.

2010 Versus 2009—In 2010 compared to 2009, benchmark heavy crude refining margins averaged higher, primarily due to an increase in the differential between the cost of heavy and light crude oil.

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

	Successor		Predecessor
Millions of dollars	Year Ended December 31, 2011	May 1 through December 31, 2010	January 1 through April 30, 2010	Year Ended December 31, 2009
Sales and other operating revenues	$20,733	$10,321	$4,748	$12,078
Operating income (loss)	718	241	(99)	(357)
Sales Volumes, in millions
Gasoline blending components— MTBE/ETBE (gallons)	868	625	266	831

Crude processing rates (thousands of barrels per day)
Houston Refinery	263	223	263	244

Berre Refinery	82	94	75	86

Market margins—$ per barrel
Light crude oil—2-1-1 *	7.80	8.98	7.50	6.98
Light crude oil—Maya differential *	13.76	8.99	9.46	5.18

Total Maya 2-1-1	21.56	17.97	16.96	12.16

Urals – 4-1-2-1	8.08	6.59	6.17	5.57

Market margins—cents per gallon
MTBE – NWE	83.1	33.9	58.5	67.9

*	WTI crude oil was used as the Light crude reference for periods prior to 2011. As of January 1, 2011 Light Louisiana Sweet (“LLS”) crude oil is used as the Light crude oil reference. Beginning in early 2011, the WTI crude oil reference has not been an effective indicator of light crude oil pricing given the large location differential compared to other light crude oils.

Revenues—Revenues increased $5,664 million, or 38%, in 2011 compared to 2010 and increased $2,991 million, or 25%, from 2009 to 2010. The increase in revenues in 2011 was primarily due to higher average sales prices and the effect of higher refining sales volumes at our Houston refinery, as well as higher oxyfuels margins. These increases were partially offset by lower oxyfuels sales volumes. Higher average sales prices and higher sales volumes were responsible for revenue increases of 29% and 9%, respectively. Houston refinery crude processing rates were 11% higher compared to 2010, which was negatively impacted by a crude unit fire during the second quarter, sulfur constraints, unplanned coker unit outages and a supply disruption from a third party utility supplier. Crude processing rates for the Berre refinery were 7% lower in 2011, primarily as a result of management’s decision to reduce crude processing rates in response to poor market conditions and labor actions associated with the Berre refinery.

Higher average sales prices at the Houston and Berre refineries in 2010 were responsible for a 30% increase in revenues compared to 2009. Lower crude processing rates in 2010 decreased revenues by 5%, compared to 2009. Crude processing rates for the Houston refinery were 3% lower, compared to 2009, as a result of a May 2010 crude unit fire and other planned and unplanned outages during 2010. Crude processing rates for the Berre refinery were 2% higher in 2010, compared to 2009, despite several planned and unplanned outages.

Operating Income (Loss)—Operating results increased $576 million in 2011, compared to 2010. The improvement in the underlying operations primarily reflects higher refining margins at the Houston refinery as indicated by the increase in the Maya 2-1-1 benchmark margin, and higher oxyfuels margins. Financial performance of the Houston refining business was favorably impacted by purchasing crude oils at discounts versus the Maya reference price for heavy crude oil. Margins for oxyfuels products reflect the effect of higher spreads between the prices of gasoline and butane, a key raw material. Operating results for 2011 include charges of $136 million associated with the estimated cost of the social plan related to suspension of operations at our Berre refinery and $31 million of charges primarily associated with the impairment of assets at the Berre refinery. The effect of these charges in 2011 was partially offset by benefits totaling $49 million, including an insurance recovery associated with the misconduct of a former employee and a settlement related to the 2008 crane incident at our Houston refinery. Operating results for 2011 also benefited from lower depreciation expense of $90 million, compared to the same 2010 period as a result of the application of fresh-start accounting and the revaluation of our assets. Operating results for 2010 were negatively impacted by a $21 million charge associated with a change in estimate related to a dispute over environmental indemnity, the impairment of assets related to the Berre refinery and a crude unit fire at the Houston refinery in May 2010, resulting in lost production and $14 million of cash costs.

Operating results, which increased $499 million in 2010, compared to 2009, were negatively impacted by the $21 million charge associated with the change in estimate described above, charges of $25 million for impairment of assets related to the Berre refinery, and by a crude unit fire at the Houston refinery in May 2010 resulting in lost production and $14 million in cash costs. Operating results for 2009 included the benefit of $50 million from the settlement of hedging activity at the Houston refinery related to distillates. Lower depreciation and amortization expense of $269 million in 2010 compared to 2009 was primarily the result of the write-down of Property, plant and equipment associated with the revaluation of our assets in fresh-start accounting. Apart from the effects of the items listed above, increases in operating results for 2010 were primarily due to higher refining margins, especially at the Houston refinery, partially offset by lower product margins for oxyfuels. The decreased oxyfuels margins seen in 2010 were primarily due to the normalization of margins in 2010 compared to the exceptional margins achieved in 2009.

Fourth Quarter 2011 versus Third Quarter 2011—An operating loss of $196 million was incurred in the fourth quarter compared to operating income of $454 million in the third quarter. Operating results in the fourth quarter 2011 included $136 million of charges primarily related to the suspension of operations at our Berre refinery as described above. Refining margins in the third quarter included the benefit of purchasing crude oils at discounts versus the Maya reference price for heavy crude oil. Apart from these items, the remaining decrease in fourth quarter operating results reflects significantly lower refining margins, particularly at the Houston refinery, and to a lesser extent, lower volumes across all businesses. The lower refining margins at the Houston refinery are reflective of the significant decrease in the Maya 2-1-1 benchmark margin during the fourth quarter. Oxyfuels margins were lower in the fourth quarter due to a decrease in the spread between butane and gasoline as demand for high octane, clean gasoline components followed seasonal demand patterns. This decrease in oxyfuels margins was less severe than the seasonal winter decline usually experienced in the fourth quarter. Crude processing rates for the Houston refinery, which were impacted by planned maintenance outages during the fourth quarter were 3% lower compared to the third quarter. Crude processing rates in the fourth quarter for the Berre refinery were 23% lower compared to the third quarter as a result of management’s decision to reduce rates in response to poor market conditions and margins and a disruption related to a strike following the announcement of the contemplated closing of the refinery.

Technology Segment

2011 Versus 2010—Results reflected higher research and development costs primarily related to charges for the impairment of an R&D project in Europe and the relocation of an R&D facility, and lower licensing and services revenue in 2011 compared to 2010. Operating results for the catalyst business were higher in 2011 compared to 2010.

2010 Versus 2009—Results in 2010 were negatively impacted by lower licensing revenue, reflecting a slowdown in new polyolefin projects as a consequence of the economic crisis beginning late in the fourth quarter 2008. Higher sales volumes for catalysts partially offset the results for process licenses.

The following table sets forth the Technology segment’s sales and other operating revenues and operating income.

	Successor		Predecessor
	For the Year Ended	May 1 through	January 1 through	For the Year Ended
Millions of dollars	December 31, 2011	December 31, 2010	April 30, 2010	December 31, 2009
Sales and other operating revenues	$506	$365	$145	$543
Operating income	107	69	39	210

Revenues—Revenues were comparable in 2011 and 2010. Catalyst sales volumes and prices were essentially the same in both years. The recognition of revenue on process licenses issued in prior periods was lower in 2011 and resulted in a 2% decrease in revenues.

Revenues decreased $33 million, or 6%, from 2009 to 2010. The recognition of revenue on process licenses issued in prior periods decreased in 2010 and was responsible for decreases in revenues of 15%. Catalyst sales volumes increased revenues by 9%.

Operating Income—Operating income was comparable in 2011 and 2010. In 2011, lower revenue recognized from process licenses issued in prior years and higher R&D costs in 2011 offset the effects of higher operating results for catalysts. Operating income in both periods reflected the impact of a slowdown in new polyolefin projects that stemmed from the economic crisis in late 2008. Higher R&D costs include $19 million of charges, primarily related to the impairment of an R&D project in Europe, and charges totaling $16 million for employee severance and asset retirement obligations related to an R&D facility that is being relocated.

Operating income decreased $102 million from 2009 to 2010. Results in 2010 were negatively affected by an $8 million charge associated with a change in estimate related to a dispute that arose during the third quarter 2010 over an environmental indemnity and by a $17 million charge related to the sale, in 2010, of higher cost inventory. The remaining decrease in operating income in 2010 compared to 2009 was primarily the result of lower licensing revenue, compared to 2009. These decreases in 2010 operating results were only partly offset by the effect of increased catalyst sales volumes in 2010. Operating income in 2009 also included the benefit of a government subsidy recognized as a reduction of R&D expense.

Fourth Quarter 2011 versus Third Quarter 2011—Operating income was $11 million in the fourth quarter compared to $7 million in the third quarter. The increase in fourth quarter operating results was primarily due to higher revenue recognized from process licenses issued in prior years and lower R&D costs, partially offset by the effect of lower operating results for catalysts in the fourth quarter. Operating results for the third quarter included $19 million of charges related to the impairment of an R&D project in Europe.

FINANCIAL CONDITION

Operating, investing and financing activities of continuing operations, which are discussed below, are presented in the following table:

	Successor		Predecessor
	Year Ended December 31,	May 1 through December 31,	January 1 through April 30,	Year Ended December 31,
Millions of dollars	2011	2010	2010	2009
Source (use) of cash:
Operating activities	$2,869	$2,968	$(925)	$(787)
Investing activities	(1,021)	(323)	(224)	(611)
Financing activities	(4,964)	(1,194)	3,315	1,101

Operating Activities—Cash of $2,869 million provided in 2011 primarily reflected an increase in earnings and higher distributions from our joint ventures, partially offset by an increase in cash used by the main components of working capital and payments totaling $1,699 million related to company contributions to our pension plans, tax payments, premiums and other fees related to prepayments of debt and a litigation settlement.

The main components of working capital used cash of $118 million in 2011 compared to $456 million in 2010. The increase in these working capital components during 2011 reflects increases of $89 million and $732 million, respectively, in accounts receivable and inventories, partially offset by a $703 million increase in accounts payable. The increases in both accounts receivable and accounts payable reflect the effect of increasing prices over the period. The increase in inventories reflects the effect of higher prices and increased volumes, especially in the O&P—Americas business segment as we built inventory in preparation for a major first quarter 2012 turnaround.

Cash provided by operating activities in the fourth quarter 2011 decreased significantly from the cash provided in the second and third quarters of 2011. The $91 million of cash provided in the fourth quarter reflects $476 million of cash provided by the main components of working capital and higher distributions from our joint ventures, all of which was substantially offset by the fourth quarter operating loss and payments totaling $1,118 million related to company contributions to our pension plans, tax payments, premiums and other fees related to prepayment of debt and a litigation settlement. Our fourth quarter operating loss included after tax charges totaling $448 million, including $279 million related to the premiums and other charges associated with our prepayment of debt and $136 million primarily associated with the suspension of operations at the Berre refinery.

The main components of working capital, which provided cash of $476 million in the fourth quarter 2011, reflects decreases of $193 million in accounts receivable, $132 million in inventories and $151 million in accounts payable. The decrease in accounts receivable reflects the effect of lower sales, particularly in our olefins and polyolefins businesses. The decrease in inventories in the fourth quarter, primarily reflected reductions in crude inventories at our Berre refinery, which ceased operations in early January 2012, and lower inventories for our I&D business segment as the inventory build in the third quarter in preparation for fourth quarter turnarounds was consumed. The decrease in accounts payable primarily reflected the reduction in crude purchases associated with the suspension of operations at the Berre refinery.

Cash provided in the combined Successor and Predecessor periods of 2010 primarily reflected an increase in earnings offset by payments for reorganization items, claims under the Plan of Reorganization, and certain annual payments relating to sales rebates, employee bonuses, property taxes and insurance premiums. The use of cash in 2009 primarily reflected a $573 million increase in cash used by the main components of working capital – accounts receivable and inventory, net of accounts payable – and $329 million of vendor prepayments that were required by certain third parties as a result of LyondellBasell AF’s chapter 11 filing.

In 2010, the main components of working capital – accounts receivable and inventory, net of accounts payable, used cash of $456 million compared to $573 million in 2009. The increase in these components of working capital during 2010 reflected a $702 million increase in accounts receivable due to higher average sales prices and higher sales volumes and a $395 million increase in inventory, partially offset by a $641 million increase in accounts payable due to the higher costs and volumes of feedstocks, and more favorable payment terms.

The increase in cash used by the main components of working capital in 2009 primarily reflected a $503 million repayment that was required in connection with the termination of an accounts receivable securitization program in early 2009.

Investing Activities—Cash used in investing activities in 2011 primarily reflects capital expenditures of $1,050 million and a $42 million increase in restricted cash, partially offset by proceeds from the sale of assets. Capital expenditures in 2011 include the July 2011 purchase of a pipeline for $73 million. The $71 million of proceeds include $57 million related to the sale of surplus precious metals associated with a catalyst for our EO and derivatives business. The increase in restricted cash is primarily related to the issuance of letters of credit, which are collateralized by cash.

Cash used in investing activities in 2010 included $692 million of capital expenditures, partially offset by proceeds of $154 million from the sale of our Flavors & Fragrance chemicals business in December 2010 and $12 million in proceeds from a money market fund that had suspended rights to redemption in 2008.

The cash used in 2009 primarily included $779 million of capital expenditures, partially offset by proceeds of $120 million from insurance claims, $20 million from sales of assets, and $23 million from a net reduction of short-term investments. The cash provided by insurance claims related to damages sustained in 2005 at the polymers plant in Münchsmünster, Germany.

The following table summarizes capital expenditures anticipated for 2012 and actual capital expenditures for the periods from 2009 through 2011:

		Successor		Predecessor
Millions of dollars	Plan 2012	Year Ended December 31, 2011	May 1 through December 31, 2010	January 1 through April 30, 2010	Year Ended December 31, 2009
Capital expenditures by segment:
O&P–Americas	$594	$425	$146	$52	$142
O&P–EAI	339	235	105	102	411
I&D	195	107	77	8	23
Refining and Oxyfuels	265	255	108	49	167
Technology	60	26	19	12	32
Other	5	10	12	3	6

Total capital expenditures by segment	1,458	1,058	467	226	781
Less:
Contributions to PO Joint Ventures	37	8	1	—	2

Consolidated capital expenditures of continuing operations	$1,421	$1,050	$466	$226	$779

The capital expenditures presented in the table above exclude costs of major periodic maintenance and repair activities, including turnarounds and catalyst recharges of $71 million and $39 million in the Predecessor periods of 2010 and 2009, respectively.

Financing Activities—Financing activities used cash of $4,964 million during 2011. In November 2011, we redeemed $1,204 million and €200 million ($274 million) of our 8% senior dollar notes due 2017 and $1,319 million of our 11% senior notes, comprising 66% of the then outstanding senior dollar notes and senior euro notes and 41% of the 11% senior notes at October 20, 2011. In May 2011, we redeemed $203 million and €34 million ($50 million) of our 8% senior secured notes due 2017, comprising 10% of the then outstanding senior secured notes, respectively at March 31, 2011. We paid premiums totaling $404 million and bank fees of $7 million in conjunction with these redemptions. We also repaid the remaining $5 million outstanding under our Senior Term Loan Facility in November 2011.

Also in November 2011, we issued $1,000 million of 6% senior notes due 2021 and received proceeds of $985 million. In December 2011, we paid a special dividend totaling $2,580 million, or $4.50 per share, to shareholders of record on November 25, 2011. In addition to the special dividend, we paid a final 2010 dividend and interim dividends totaling $313 million, including dividends of $0.25, $0.20 and $0.10 per share of common stock, respectively, to shareholders of record on November 25, 2011, August 17, 2011 and May 5, 2011. In June 2011, we paid $15 million of fees related to the amendment of our U.S. ABL facility. In the first quarter of 2011, we received proceeds of $37 million upon conversion of outstanding warrants to common stock.

The cash used in the Successor period of 2010 primarily reflects the repayment of debt in the fourth quarter of 2010. In December 2010, we redeemed $225 million and €37.5 million ($50 million) of our 8% senior secured notes due 2017, comprising 10% of the then outstanding senior secured dollar notes and senior secured Euro notes, respectively. In conjunction with the redemption of the notes, we paid premiums totaling $8 million. Also in 2010, we repaid $495 million of the Senior Term Loan Facility, including a mandatory quarterly amortization payment of $1 million and a prepayment, at par, of $494 million in December 2010.

We made net payments totaling $398 million in the Successor period of 2010 under the European Securitization Facility, which included the entire outstanding balance in October 2010. We also made net payments of $14 million under our accounts receivable factoring facility during the Successor period of 2010.

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

Proceeds from the rights offering and the senior notes, along with borrowings under the Senior Term Loan Facility and the amended and restated European Securitization Facility, were used to repay outstanding amounts of $3,152 million under our DIP financing arrangement and to pay a $195 million exit fee required under the arrangement. We also paid fees totaling $92 million in connection with our new U.S. ABL Facility and amended and restated European Securitization Facility. Predecessor debt classified as Liabilities subject to compromise immediately prior to emergence from bankruptcy was discharged pursuant to the Plan of Reorganization (see Note 23 to the Consolidated Financial Statements).

Apart from the payments reflected above, during the 2010 Predecessor period, we made payments totaling $25 million under other financing arrangements and had a net increase in borrowings of $47 million under the European Securitization Facility.

In 2009, LyondellBasell AF borrowed $2,167 million under a DIP financing arrangement, receiving net proceeds of $2,089 million and subsequently paid additional bank fees of $97 million. In addition, LyondellBasell AF paid fees of $93 million related to the issuance of the DIP ABL facility, and at December 31, 2009 had $325 million of net borrowings outstanding under this facility.

The chapter 11 filing in 2009 constituted a termination event under the asset-based credit facilities in the U.S., and LyondellBasell AF used $880 million of the net proceeds under the DIP financing arrangement to repay $766 million and $114 million outstanding under the previous inventory-based credit facility and the North American accounts receivable securitization program, respectively. As noted under Operating Activities,

LyondellBasell AF also used $503 million to repurchase outstanding accounts receivable sold under its previous $1,150 million receivables securitization facility. In addition, LyondellBasell AF repaid a $100 million demand note related to emergency postpetition funding. In 2009, LyondellBasell AF made net repayments totaling $201 million under its European receivables securitization program, which was amended and restated in March 2009. LyondellBasell AF repaid $45 million (70 million Australian dollars) outstanding under an Australian term loan and $11 million of other loans.

Liquidity and Capital Resources—As of December 31, 2011, we had unrestricted cash of $1,065 million. In addition, we had total unused availability under our credit facilities of $2,183 million at December 31, 2011, which included the following:

•

$1,738 million under our $2,000 million U.S. ABL facility, which is subject to a borrowing base, net of outstanding borrowings and outstanding letters of credit provided under the facility. At December 31, 2011, we had $262 million of outstanding letters of credit and no outstanding borrowings under the facility.

•

€321 million and $14 million (totaling approximately $445 million) under our €450 million European receivables securitization facility. Availability under this facility is subject to a borrowing base, net of outstanding borrowings. There were no outstanding borrowings under this facility at December 31, 2011.

In December 2011, Lyondell Chemical settled a lawsuit in which BASF had obtained a judgment in 2007 of approximately $200 million. Lyondell appealed the judgment and posted an appeal bond, which is collateralized by a $200 million letter of credit and is included in the $262 million of letters of credit issued under our U.S. ABL facility. The settlement was approved by the Bankruptcy Court on January 18, 2012, and we expect the appeal bond to be dissolved sometime in the first quarter of 2012. Upon final dissolution of the bond and the return and cancellation of the original letter of credit, our liquidity will increase by $200 million.

We have receivables outstanding of €172 million ($223 million) related to value added tax (“VAT”) in Italy. In the first quarter 2010, Italy implemented a reverse change rule, under which non-domestic companies may not collect VAT on sales to domestic companies but must submit VAT on purchases from domestic companies. As a result, the balance of VAT receivables due from Italy has increased during 2011. We fully expect to collect all amounts owed to us.

An offering to sell our Berre refinery in France, which commenced in May 2011, did not result in any offers to purchase. As a result, in September 2011, we announced our intention to initiate consultations with works councils regarding a contemplated closure of the refinery, which would affect approximately 370 employees. On January 4, 2012, refinery operations were suspended. The suspension of operations was in accordance with an agreement executed in the fourth quarter by our French entities and union representatives addressing the procedures by which suspension of refinery operations and the consultations would be governed. Consultations with the relevant works councils are in progress.

The Company has recorded a charge of $136 million in the fourth quarter of 2011 primarily related to the estimated cost of the social plan and as a result of inventory write-downs. Final costs to be incurred are contingent on completion of the consultations. The Company expects to incur additional costs in connection with the cessation of operations. The Company does not believe any such additional costs will be material to its results of operations.

In addition to the letters of credit issued under the U.S. ABL facility, we also have outstanding letters of credit and bank guarantees totaling $48 million, which are collateralized by cash. Such cash is included in the $53 million of Restricted cash reflected on the Consolidated Balance Sheets as of December 31, 2011.

At December 31, 2011, we had total debt, including current maturities, of $4,032 million.

We may use cash on hand, cash from operating activities and proceeds from asset divestitures to repay debt, which may include additional purchases of our outstanding bonds in the open market or otherwise. We also plan to finance our ongoing working capital, capital expenditures, debt service and other funding requirements through our future financial and operating performance, which could be affected by general economic, financial, competitive, legislative, regulatory, business and other factors, many of which are beyond our control. To the extent our cash balances and results of operations support the payment of dividends we also intend to declare and pay interim dividends. We believe that our cash, cash from operating activities and proceeds from our credit facilities provide us with sufficient financial resources to meet our anticipated capital requirements and obligations as they come due.

Amendments—In November 2011, we obtained amendments to the indentures governing our 8% senior secured notes and 11% senior secured notes. These amendments include the release of all collateral securing the Notes and modification of other provisions relating to restrictive covenants.

In November 2011, an amendment to our European receivables securitization program resulted in a reduced pricing structure.

In June 2011, we obtained an amendment to our U.S. ABL facility to, among other things: (i) increase the facility to $2 billion; (ii) extend the maturity date to June 2016; (iii) reduce the applicable margin and commitment fee and (iv) amend certain covenants and conditions to provide additional flexibility.

Contractual and Other Obligations—The following table summarizes, as of December 31, 2011, our minimum payments for long-term debt, including current maturities, short-term debt, and contractual and other obligations for the next five years and thereafter.

		Payments Due By Period
Millions of dollars	Total	2012	2013	2014	2015	2016	Thereafter
Total debt	$4,032	$52	$1	$1	$1	$1	$3,976
Interest on total debt	2,820	372	368	367	367	361	985
Pension benefits:
PBO	3,160	173	175	185	205	202	2,220
Assets	(2,081)						(2,081)

Funded status	1,079
Other postretirement benefits	364	22	22	22	23	23	252
Advances from customers	146	53	22	17	12	12	30
Other	742	141	108	75	42	40	336
Deferred income taxes	917	137	140	138	134	76	292
Other obligations:
Purchase obligations:
Take-or-pay contracts	17,237	2,743	2,698	2,671	2,010	1,516	5,599
Other contracts	36,248	12,431	6,546	5,846	5,184	2,283	3,958
Operating leases	1,128	241	211	176	149	82	269

Total	$64,713	$16,365	$10,291	$9,498	$8,127	$4,596	$15,836

Total Debt—Total debt includes our 6% senior notes due 2021, 8% U.S. dollar and euro senior notes due 2017, 11% senior notes due 2018, 8.1% guaranteed notes due 2027 (the “2027 Notes”) and various non-U.S. loans. See Note 12 for a discussion of covenant requirements under the credit facilities and indentures and additional information regarding our debt facilities.

Interest—Our debt and related party debt agreements contain provisions for the payment of monthly, quarterly or semi-annual interest at a stated rate of interest over the term of the debt.

Pension Benefits—We maintain several defined benefit pension plans, as described in Note 15 to the Consolidated Financial Statements. At December 31, 2011, the projected benefit obligation for our pension plans exceeded the fair value of plan assets by $1,079 million. Subject to future actuarial gains and losses, as well as actual asset earnings, we, together with our consolidated subsidiaries, will be required to fund the $1,079 million, with interest, in future years. We contributed $526 million and $99 million to our pension plans in 2011 and 2010, respectively, and LyondellBasell AF made contributions to the plans of $52 million in 2009. Estimates of pension benefit payments through 2016 are included in the table above.

Other Postretirement Benefits—We provide other postretirement benefits, primarily medical benefits to eligible participants, as described in Note 15 to the Consolidated Financial Statements. We pay other unfunded postretirement benefits as incurred. Estimates of other postretirement benefit payments through 2016 are included in the table above.

Advances from Customers—We are obligated to deliver product, primarily at cost-based prices, in connection with long-term sales agreements under which our Predecessor received advances from customers in prior years. These advances are treated as deferred revenue and will be amortized to earnings as product is delivered over the remaining terms of the respective contracts, which primarily range from 4 to 8 years. The unamortized long-term portion of such advances totaled $146 million as of December 31, 2011.

Other—Other primarily consists of accruals for environmental remediation costs, obligations under deferred compensation arrangements, and anticipated asset retirement obligations. See “Critical Accounting Policies” below for a discussion of obligations for environmental remediation costs.

Deferred Income Taxes—The scheduled settlement of the deferred tax liabilities shown in the table is based on the scheduled reversal of the underlying temporary differences. Actual cash tax payments will vary depending upon future taxable income.

Purchase Obligations—We are party to various obligations to purchase products and services, principally for raw materials, utilities and industrial gases. These commitments are designed to assure sources of supply and are not expected to be in excess of normal requirements. The commitments are segregated into take-or-pay contracts and other contracts. Under the take-or-pay contracts, we are obligated to make minimum payments whether or not we take the product or service. Other contracts include contracts that specify minimum quantities; however, in the event that we do not take the contractual minimum, we are only obligated for any resulting economic loss suffered by the vendor. The payments shown for the other contracts assume that minimum quantities are purchased. For contracts with variable pricing terms, the minimum payments reflect the contract price at December 31, 2011.

Operating Leases—We lease various facilities and equipment under noncancelable lease arrangements for various periods. See Note 13 to the Consolidated Financial Statements for related lease disclosures.

RELATED PARTY TRANSACTIONS

We have related party transactions with certain of our major shareholders and their affiliates and our joint venture partners. We believe that such transactions are effected on terms substantially no more or less favorable than those that would have been agreed upon by unrelated parties on an arm’s length basis.

LyondellBasell AF had related party transactions with its equity investees and its affiliates as well as a member of its Supervisory Board (see Note 4 to the Consolidated Financial Statements). In addition, prior to the Emergence Date, LyondellBasell AF had related party transactions with Access Industries.

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

Inventory—LyondellBasell N.V. adopted the LIFO method of accounting for inventory upon implementation of fresh-start accounting. The price of crude oil and natural gas is subject to many factors, including changes in economic conditions. The fluctuation in the price of crude oil and natural gas from period to period may result in the recognition of charges to adjust the value of inventory to the lower of cost or market in periods of falling prices and the reversal of those charges in subsequent periods as market prices recover. Accordingly, our cost of sales and results of operations may be affected by such fluctuations. In conjunction with the implementation of fresh-start accounting on April 30, 2010, the Company recorded its inventory, which was primarily crude-oil derived, at fair value.

Following the revaluation of our inventory to fair value on April 30, 2010, we recorded a net non-cash charge of $42 million to adjust the value of inventory to the lower of cost or market at December 31, 2010. No lower of cost or market charges were required in 2011.

Long-Lived Assets—With respect to long-lived assets, which primarily include property, plant and equipment and intangible assets, key assumptions included the estimates of the asset fair values and useful lives at the Emergence Date and the recoverability of carrying values of fixed assets and other intangible assets, as well as the existence of any obligations associated with the retirement of fixed assets. Such estimates could be significantly modified and/or the carrying values of the assets could be impaired by such factors as new technological developments, new chemical industry entrants with significant raw material or other cost advantages, uncertainties associated with the European, U.S. and world economies, the cyclical nature of the chemical and refining industries, and uncertainties associated with regulatory governmental actions.

Earnings in 2011 and the 2010 Successor period included pretax charges of $31 million and $28 million primarily related to impairment of the carrying value of capital additions at our Berre refinery following an analysis of its discounted cash flow projections. During the year ended December 31, 2011 and the eight months ended December 31, 2010, we recognized impairments of $19 million and $3 million, respectively, related to certain in-process research and development projects which were abandoned.

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

The estimated useful lives of long-lived assets range from 3 to 30 years. Depreciation and amortization of these assets, including amortization of deferred turnaround costs, under the straight-line method over their estimated useful lives totaled $931 million in 2011. If the useful lives of the assets were found to be shorter than originally estimated, depreciation and amortization charges would be accelerated over the revised useful life.

Goodwill—Goodwill of $585 million at December 31, 2011 represents the tax effect of the differences between the tax and book bases of the Company’s assets and liabilities resulting from the Company’s revaluation of those assets and liabilities to fair value in connection with the Company’s emergence from bankruptcy and adoption of fresh-start accounting. LyondellBasell N.V. evaluates the carrying value of goodwill annually or more frequently if events or changes in circumstances indicate that the carrying amount may exceed fair value.

In accordance with the recently issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment, we used a qualitative approach to test goodwill for impairment. In December 2011, we chose to adopt this ASU early and performed a qualitative assessment and determined that is was more likely than not that the fair values of our reporting units were not less than their carrying values and it was not necessary to perform the currently prescribed two-step goodwill impairment test. The recoverability of our goodwill is dependent upon the discounted estimated future operating results associated with our reporting units, which could change significantly based upon business performance or other factors.

Long-Term Employee Benefit Costs—The costs to LyondellBasell N.V. of long-term employee benefits, particularly pension and other postretirement medical and life insurance benefits, are incurred over long periods of time, and involve many uncertainties over those periods. The net periodic benefit cost attributable to current periods is based on several assumptions about such future uncertainties, and is sensitive to changes in those assumptions. It is management’s responsibility, often with the assistance of independent experts, to select assumptions that in its judgment represent its best estimates of the future effects of those uncertainties. It also is management’s responsibility to review those assumptions periodically to reflect changes in economic or other factors that affect those assumptions.

The current benefit service costs, as well as the existing liabilities, for pensions and other postretirement benefits are measured on a discounted present value basis. The discount rate is a current rate, related to the rate at which the liabilities could be settled. LyondellBasell N.V.’s assumed discount rate is based on published average rates for high-quality (Aa rating) ten-year fixed income securities. For the purpose of measuring the benefit obligations at December 31, 2011, LyondellBasell N.V. used a weighted average discount rate of 4.07% for the U.S. plans which reflects the different terms of the related benefit obligations. The weighted average discount rate used to measure obligations for non-U.S. plans at December 31, 2011 was 4.83%, reflecting market interest rates. The discount rates in effect at December 31, 2011 will be used to measure net periodic benefit cost during 2012.

The benefit obligation and the periodic cost of other postretirement medical benefits also are measured based on assumed rates of future increase in the per capita cost of covered health care benefits. As of December 31, 2011, the assumed rate of increase for our U.S. plans was 8.2%, decreasing to 4.5% in 2027 and thereafter. A one percentage point change in the health care cost trend rate assumption would have no significant effect on either the benefit liability or the net periodic cost, due to limits on LyondellBasell N.V.’s maximum contribution level under the medical plan.

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

The weighted average expected long-term rate of return on U.S. and non-U.S. plan assets of 8.00% and 6.21%, respectively, is based on the average level of earnings that its independent pension investment advisor had advised could be expected to be earned over time. The expectation is based on an asset allocation that varies by region. The asset allocations are summarized in Note 15 to the Consolidated Financial Statements. The actual returns in 2011 were a loss of 0.76% for U.S. plan assets and a gain of 3.82% for non- U.S. plan assets.

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

Additional information on the key assumptions underlying these benefit costs appears in Note 15 to the Consolidated Financial Statements.

Liabilities for Environmental Remediation Costs—Environmental remediation liabilities were recorded at fair value at emergence. Additional liabilities recorded subsequent to emergence for anticipated expenditures related to investigation and remediation of contaminated sites, which include current and former plant sites and other remediation sites, are accrued when it is probable a liability has been incurred and the amount of the liability can be reasonably estimated. Only ongoing operating and monitoring costs, the timing of which can be determined with reasonable certainty, are discounted to present value. Future legal costs associated with such matters, which generally are not estimable, are not included in these liabilities.

As of December 31, 2011, LyondellBasell N.V.’s accrued liability for future environmental remediation costs at current and former plant sites and other remediation sites totaled $120 million. The liabilities for individual sites range from less than $1 million to $23 million, and remediation expenditures are expected to occur over a number of years, and not to be concentrated in any single year. In the opinion of management, it is reasonably possible that losses in excess of the liabilities recorded for environmental remediation may have been incurred. However, we cannot estimate any amount or range of such possible additional losses. New information about sites, new technology or future developments such as involvement in investigations by regulatory agencies, could require LyondellBasell N.V. to reassess potential exposure related to environmental matters. See Note 18 to the Consolidated Financial Statements for further discussion of environmental remediation matters.

Accruals for Taxes Based on Income—The determination of our provision for income taxes and the calculation of our tax benefits and liabilities is subject to management’s estimates and judgments due to the complexity of the tax laws and regulations in the tax jurisdictions in which we operate. Uncertainties exist with respect to interpretation of these complex laws and regulations.

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

For further information related to our income taxes, see Note 17 to the Consolidated Financial Statements of LyondellBasell N.V. for the year ended December 31, 2011.

ACCOUNTING AND REPORTING CHANGES

For a discussion of the potential impact of new accounting pronouncements on our consolidated financial statements, see Note 2 to the Consolidated Financial Statements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Note 14 to the Consolidated Financial Statements for discussion of LyondellBasell N.V.’s management of commodity price risk, foreign currency exposure and interest rate risk through its use of derivative instruments and hedging activities.

The Company’s ability to engage in risk mitigation activities through the use of derivative transactions was limited from early 2009 to April 30, 2010 as a result of the voluntary filings in 2009 for relief under chapter 11 of the U.S. Bankruptcy Code and the associated perceived credit risk.

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

The estimated fair value and notional amounts of our open commodity futures contracts are shown in the table below:

	Open Commodity Contracts
	December 31, 2011
		Notional Amounts
Millions of dollars	Fair Value	Value	Volumes	Volume Unit	Maturity Dates
Futures:
Gasoline sales	$12	$34	12	million gallons	January 2012 - February 2012
Heating oil sales	1	54	19	million gallons	January 2012
Butane purchases	(1)	22	12	million gallons	January 2012 - February 2012

	$12	$110

	December 31, 2010
		Notional Amounts
	Fair Value	Value	Volumes	Volume Unit	Maturity Dates
Futures:
Gasoline sales	$—	$16	7	million gallons	February 2011
Heating oil sales	(1)	54	21	million gallons	February 2011

	$(1)	$70

We use value at risk (“VAR”), stress testing and scenario analysis for risk measurement and control purposes. VAR estimates the maximum potential loss in fair market values, given a certain move in prices over a certain period of time, using specified confidence levels. Using sensitivity analysis and hypothetical changes in market prices ranging from 26% to 36%, which represents the one year volatility ranges of the underlying products, the effect would have been to increase LyondellBasell N.V.’s net income by less than $1 million. The quantitative information about market risk is necessarily limited because it does not take into account the effects of the underlying operating transactions.

Foreign Exchange Risk

We manufacture and market our products in a number of countries throughout the world and, as a result, are exposed to changes in foreign currency exchange rates. Transactions are entered into, in part, in currencies other than the applicable functional currency.

A significant portion of our reporting entities use the Euro as their functional currency. Our reporting currency is the U.S. Dollar. The translation gains or losses that result from the process of translating the Euro denominated financial statements to U.S. Dollars are deferred in AOCI until such time as those assets are realized. Changes in the value of the U.S. Dollar relative to the Euro can therefore have a significant impact on comprehensive income. We generally do not attempt to minimize or mitigate the foreign currency risks resulting from the translation of assets and liabilities of foreign operations into our reporting currency.

Some of our operations enter into transactions denominated in other than their functional currency. This results in exposure to foreign currency risk for financial instruments, including, but not limited to third party and intercompany receivables and payables, intercompany loans and third party debt. We maintain risk management control systems intended to monitor foreign currency risk attributable to inter-company and third party outstanding foreign currency balances. The control systems involve the centralization of foreign currency exposure management, offsetting exposures and estimating the expected impacts of changes in foreign currency rates on our earnings. We enter into foreign currency forward contracts to reduce the effects of our net currency exchange exposures. Since June 30, 2010, our policy has been to maintain an approximately balanced position in foreign currencies to minimize exchange gains and losses arising from changes in exchange rates. This position is monitored weekly. A 10% fluctuation compared to the U.S. dollar in the underlying currencies would result in an additional impact to earnings of no more than $2.5 million in any reporting period.

For 2011, the 2010 Successor and Predecessor periods and the year ended December 31, 2009, other income (loss), net, in the Consolidated Statements of Income reflected a loss of $17 million, a gain of $18 million, losses of $258 million and gains of $123 million, respectively, in net exchange rate gains and losses. The $258 million loss in the 2010 Predecessor period and the $123 million gain in 2009 were primarily the result of the revaluation of third party debt of certain of our subsidiaries due to changes in the foreign exchange rates in effect during those periods. Such debt was denominated in currencies other than the functional currencies of the subsidiaries and was refinanced upon emergence from bankruptcy. For forward contracts that economically hedge recognized monetary assets and liabilities in foreign currencies, no hedge accounting is applied. Changes in the fair value of foreign currency forward contracts are reported in the Consolidated Statements of Income and offset the currency exchange results recognized on the assets and liabilities.

Interest Rate Risk

We are exposed to interest rate risk with respect to variable rate debt. Our variable rate debt consists of our $2,000 million U.S. asset-based facility and our €450 million receivable securitization facility. At December 31, 2011, there were no outstanding borrowings under these facilities.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL

OVER FINANCIAL REPORTING

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

We conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of LyondellBasell Industries N.V.,

In our opinion, the accompanying consolidated balance sheets as of December 31, 2011 and 2010 and the related consolidated statements of income, of stockholders’ equity and of cash flows for the year ended December 31, 2011 and for the period from May 1, 2010 through December 31, 2010 present fairly, in all material respects, the financial position of LyondellBasell Industries N.V. and its subsidiaries (the “ Company” or the “Successor”) at December 31, 2011 and 2010 and the results of their operations and their cash flows for the year ended December 31, 2011 and for the period from May 1, 2010 through December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our audits (which was an integrated audit in 2011). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 22 to the consolidated financial statements, in 2009 LyondellBasell Industries AF S.C.A. (“the Predecessor Company”), its U.S. subsidiaries and a German subsidiary, each filed a voluntary petition with the United States Bankruptcy Court for reorganization under the provisions of Chapter 11 of the United States Bankruptcy Code. The Predecessor Company’s Third Amended and Restated Plan of Reorganization was confirmed on April 23, 2010 and the debtors emerged from Chapter 11 protection on April 30, 2010. As of the emergence date, the Predecessor Company’s equity interests in its indirect subsidiaries terminated and the Successor Company now owns and operates, directly and indirectly, substantially the same business as the Predecessor Company owned and operated prior to emergence from the bankruptcy cases. In connection with its emergence from bankruptcy, the Company adopted fresh start accounting on May 1, 2010.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Houston, Texas

February 29, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of LyondellBasell Industries N.V.,

In our opinion, the accompanying consolidated statements of income, of stockholders’ equity and of cash flows for the period from January 1, 2010 through April 30, 2010 and for the year ended December 31, 2009 present fairly, in all material respects the results of operations and cash flows for the period from January 1, 2010 through April 30, 2010 and for the year ended December 31, 2009 of the Predecessor of LyondellBasell Industries N.V and its subsidiaries (the “Predecessor Company”) in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Predecessor Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 22 to the consolidated financial statements, in 2009 the Predecessor Company, its U.S. subsidiaries and a German subsidiary, each filed a voluntary petition with the United States Bankruptcy Court for reorganization under the provisions of Chapter 11 of the United States Bankruptcy Code. The Predecessor Company’s Third Amended and Restated Plan of Reorganization was confirmed on April 23, 2010 and the debtors emerged from Chapter 11 protection on April 30, 2010. As of the emergence date, the Predecessor Company’s equity interests in its indirect subsidiaries terminated and LyondellBasell Industries N.V. (the “Successor Company”) now owns and operates, directly and indirectly, substantially the same business as the Predecessor Company owned and operated prior to emergence from the bankruptcy cases. In connection with its emergence from bankruptcy, the Successor Company adopted fresh start accounting on May 1, 2010.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Houston, Texas

March 17, 2011, except for the guarantor information presented in Note 26 to the consolidated financial statements, as to which the date is June 20, 2011, and except for Revision II described in Note 2 (not presented herein) to the consolidated financial statements appearing on Form S-4/A filed on September 6, 2011, as to which the date is August 12, 2011

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED STATEMENTS OF INCOME

	Successor		Predecessor
Millions of dollars, except earnings per share	For the Year Ended December 31, 2011	May 1 through December 31, 2010	January 1 through April 30, 2010	For the Year Ended December 31, 2009
Sales and other operating revenues:
Trade	$49,919	$26,961	$13,260	$30,207
Related parties	1,116	723	207	621

	51,035	27,684	13,467	30,828
Operating costs and expenses:
Cost of sales	45,913	24,767	12,414	29,516
Selling, general and administrative expenses	928	564	308	850
Research and development expenses	196	99	55	145

	47,037	25,430	12,777	30,511

Operating income	3,998	2,254	690	317
Interest expense	(1,044)	(545)	(713)	(1,795)
Interest income	38	17	5	18
Other income (expense), net	25	(103)	(265)	320

Income (loss) before equity investments, reorganization items and income taxes	3,017	1,623	(283)	(1,140)

Income (loss) from equity investments	216	86	84	(181)
Reorganization items	(45)	(23)	7,388	(2,961)

Income (loss) before income taxes	3,188	1,686	7,189	(4,282)
Provision for (benefit from) income taxes	1,048	170	(1,315)	(1,411)

Income (loss) from continuing operations	2,140	1,516	8,504	(2,871)
Income from discontinued operations	—	64	—	—

Net income (loss)	2,140	1,580	8,504	(2,871)
Net loss attributable to non-controlling interests	7	7	60	6

Net income (loss) attributable to the Company	$2,147	$1,587	$8,564	$(2,865)

Earnings per share:
Net income —
Basic:
Continuing operations	$3.76	$2.68
Discontinued operations	—	0.11

	3.76	2.79

Diluted:
Continuing operations	$3.74	$2.67
Discontinued operations	—	0.11

	3.74	2.78

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED BALANCE SHEETS

Millions, except shares and par value data	December 31, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$1,065	$4,222
Restricted cash	53	11
Accounts receivable:
Trade, net	3,582	3,482
Related parties	196	265
Inventories	5,499	4,824
Prepaid expenses and other current assets	1,040	975

Total current assets	11,435	13,779
Property, plant and equipment, net	7,333	7,190
Investments and long-term receivables:
Investment in PO joint ventures	412	437
Equity investments	1,559	1,587
Related party receivables	4	14
Other investments and long-term receivables	68	67
Goodwill	585	595
Intangible assets, net	1,177	1,360
Other assets	266	273

Total assets	$22,839	$25,302

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED BALANCE SHEETS

	December 31,
Millions, except shares and par value data	2011	2010
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$4	$4
Short-term debt	48	42
Accounts payable:
Trade	2,562	1,968
Related parties	852	793
Accrued liabilities	1,242	1,705
Deferred income taxes	310	319

Total current liabilities	5,018	4,831
Long-term debt	3,980	6,036
Other liabilities	2,277	2,183
Deferred income taxes	917	656
Commitments and contingencies
Stockholders’ equity:
Ordinary shares, €0.04 par value, 1,275 million shares authorized, 573,390,514 and 565,676,222 shares issued, respectively	31	30
Additional paid-in capital	10,272	9,837
Retained earnings	841	1,587
Accumulated other comprehensive income (loss)	(427)	81
Treasury stock, at cost, 4,051,013 and 1,122,651 ordinary shares, respectively	(124)	—

Total Company share of stockholders’ equity	10,593	11,535
Non-controlling interests	54	61

Total equity	10,647	11,596

Total liabilities and equity	$22,839	$25,302

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor		Predecessor
Millions of dollars	For the Year Ended December 31, 2011	May 1 through December 31, 2010	January 1 through April 30, 2010	For the Year Ended December 31, 2009
Cash flows from operating activities:
Net income (loss)	$2,140	$1,580	$8,504	$(2,871)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	931	558	565	1,774
Asset impairments	52	28	9	17
Amortization of debt-related costs	30	23	307	347
Charges related to payment of debt	31	18	—	—
Accrued debtor-in-possession exit fees	—	—	—	159
Inventory valuation adjustment	—	42	—	127
Equity investments —
Equity (income) loss	(216)	(86)	(84)	181
Distribution of earnings, net of tax	206	34	18	26
Deferred income taxes	452	20	(1,321)	(1,399)
Reorganization items and fresh start accounting adjustments, net	45	23	(7,388)	2,961
Reorganization-related payments, net	(112)	(349)	(407)	(340)
(Gain) loss on sale of assets	(42)	(64)	4	8
Unrealized foreign currency exchange loss (gain)	27	22	264	(193)
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(89)	(52)	(650)	(129)
Inventories	(732)	(27)	(368)	(40)
Accounts payable	703	392	249	99
Contributions to pension plans	(526)	(63)	(36)	(52)
Repayment of accounts receivable securitization facility	—	—	—	(503)
Prepaid expenses and other current assets	(23)	33	58	(329)
Other, net	(8)	836	(649)	(630)

Net cash provided by (used in) operating activities	2,869	2,968	(925)	(787)

Cash flows from investing activities:
Expenditures for property, plant and equipment	(1,050)	(466)	(226)	(779)
Proceeds from insurance claims	—	—	—	120
Proceeds from disposal of assets	71	154	1	20
Short-term investments	—	—	12	23
Restricted cash	(42)	(11)	(11)	—
Other	—	—	—	5

Net cash used in investing activities	(1,021)	(323)	(224)	(611)

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED STATEMENTS OF CASH FLOWS — Continued

	Successor		Predecessor
Millions of dollars	For the Year Ended December 31, 2011	May 1 through December 31, 2010	January 1 through April 30, 2010	For the Year Ended December 31, 2009
Cash flows from financing activities:
Issuance of Class B ordinary shares	—	—	2,800	—
Shares issued upon exercise of warrants	37	—	—	—
Dividends paid	(2,893)	—	—	—
Proceeds from note payable	—	—	—	100
Repayment of note payable	—	—	—	(100)
Net proceeds from (repayments of) debtor-in-possession term loan facility	—	—	(2,170)	1,986
Net borrowings (repayments) under debtor-in-possession revolving credit facility	—	—	(325)	325
Net repayments under pre-petition revolving credit facilities	—	—	—	(766)
Net borrowings (repayments) on revolving credit facilities	—	(412)	38	(298)
Proceeds from short-term debt	—	6	8	42
Repayments of short-term debt	—	(8)	(14)	(6)
Issuance of long-term debt	1,000	—	3,242	—
Repayments of long-term debt	(3,063)	(778)	(9)	(68)
Payments of equity and debt issuance costs	(35)	(2)	(253)	(93)
Other, net	(10)	—	(2)	(21)

Net cash provided by (used in) financing activities	(4,964)	(1,194)	3,315	1,101

Effect of exchange rate changes on cash	(41)	60	(13)	(3)

Increase (decrease) in cash and cash equivalents	(3,157)	1,511	2,153	(300)
Cash and cash equivalents at beginning of period	4,222	2,711	558	858

Cash and cash equivalents at end of period	$1,065	$4,222	$2,711	$558

Supplemental Cash Flow Information:
Interest paid	$1,066	$281	$360	$1,221

Net income taxes paid	$662	$75	$12	$57

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

			Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)	Non- Controlling Interests	Comprehensive Income (Loss)
	Ordinary Shares
Millions of dollars	Issued	Treasury
Predecessor
Balance, January 1, 2009	$60	$—	$563	$(6,440)	$(264)	$(6,081)	$135
Net loss	—	—	—	(2,865)	—	(2,865)	(6)	$(2,871)
Net distributions to non- controlling interests	—	—	—	—	—	—	(1)	—
Financial derivatives, net of tax of ($27)	—	—	—	—	29	29	—	29
Unrealized gain on held-for-sale securities held by equity investees	—	—	—	—	31	31	—	31
Changes in unrecognized employee benefits gains and losses, net of tax of ($15)	—	—	—	—	(36)	(36)	—	(36)
Foreign currency translations, net of tax of less than ($6)	—	—	—	—	(46)	(46)	—	(46)
Other	—	—	—	(8)	—	(8)	1	—

Comprehensive loss								$(2,893)

Balance, December 31, 2009	$60	$—	$563	$(9,313)	$(286)	$(8,976)	$129

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

			Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)	Non- Controlling Interests	Comprehensive Income
	Ordinary Shares
Millions of dollars	Issued	Treasury
Predecessor
Balance, December 31, 2009	$60	$—	$563	$(9,313)	$(286)	$(8,976)	$129
Net income (loss)	—	—	—	8,564	—	8,564	(60)	$8,504
Net distributions to non- controlling interests	—	—	—	—	—	—	(15)	—
Financial derivatives, net of tax of $51	—	—	—	—	90	90	—	90
Unrealized gain on held-for-sale securities held by equity investees	—	—	—	—	(13)	(13)	—	(13)
Changes in unrecognized employee benefits gains and losses, net of tax of $3	—	—	—	—	(48)	(48)	—	(48)
Foreign currency translations, net of tax of ($9)	—	—	—	—	(25)	(25)	—	(25)

Comprehensive income								$8,508

Balance, April 30, 2010	60	—	563	(749)	(282)	(408)	54
Fresh-start reporting adjustments:
Elimination of predecessor common stock, capital surplus and accumulated earnings	(60)	—	(563)	749	—	126	—
Elimination of predecessor accumulated other comprehensive loss	—	—	—	—	282	282	—

Balance, May 1, 2010 Successor	$—	$—	$—	$—	$—	$—	$54

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

			Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)	Non- Controlling Interests	Comprehensive Income
	Ordinary Shares
Millions of dollars	Issued	Treasury
Successor
Balance May 1, 2010	$—	$—	$—	$—	$—	$—	$54
Issuance of class A and class B ordinary shares	30	—	9,815	—	—	9,845	—
Share-based compensation expense	—	—	22	—	—	22	—
Net income	—	—	—	1,587	—	1,587	(7)	$1,580
Contributions from non- controlling interests	—	—	—	—	—	—	14	—
Changes in unrecognized employee benefits gains and losses, net of tax of ($30)	—	—	—	—	(33)	(33)	—	(33)
Foreign currency translation, net of tax of $4	—	—	—	—	114	114	—	114

Comprehensive income								$1,661

Balance, December 31, 2010	$30	$—	$9,837	$1,587	$81	$11,535	$61
Warrants exercised	1	—	402	—	—	403	—
Shares purchased	—	(133)	—	—	—	(133)	—
Share-based compensation	—	9	33	—	—	42	—
Net income (loss)	—	—	—	2,147	—	2,147	(7)	$2,140
Special cash dividend ($4.50 per share)	—	—	—	(2,580)	—	(2,580)	—	—
Cash dividends ($0.55 per share)	—	—	—	(313)	—	(313)	—	—
Changes in unrecognized employee benefits gains and losses, net of tax of $128	—	—	—	—	(270)	(270)	—	(270)
Foreign currency translations, net of tax of $(1)	—	—	—	—	(238)	(238)	—	(238)

Comprehensive income								$1,632

Balance, December 31, 2011	$31	$(124)	$10,272	$841	$(427)	$10,593	$54

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

LyondellBasell Industries AF S.C.A. was formed in the Grand Duchy of Luxembourg as a corporate partnership limited by shares in April 2005 by BI S.à.r.l., a Luxembourg private limited liability company, affiliated with Access Industries (“Access Industries”), which is a privately held industrial group based in the United States (“U.S”). On July 2, 2009, Nell Limited (“Nell”), an affiliate of Access Industries and the indirect owner of 100% of the share capital of LyondellBasell AF, transferred its indirect ownership interest in LyondellBasell AF to Prochemie GmbH (“Prochemie”), a wholly owned subsidiary of ProChemie Holding Ltd. (“ProChemie Holding”). As of July 2, 2009, Nell and ProChemie Holding each owned 50% of Prochemie, which owned 100% of the share capital of LyondellBasell AF.

2. Summary of Significant Accounting Policies

The following significant accounting policies were applied in the preparation of these Consolidated Financial Statements for the Successor Period:

Basis of Preparation and Consolidation

The accompanying consolidated financial statements have been prepared from the books and records of LyondellBasell N.V. and its majority-owned subsidiaries after April 30, 2010 and LyondellBasell AF and its majority-owned subsidiaries for periods up to and including that date under accounting principles generally accepted in the U.S. (“U.S. GAAP”). Subsidiaries are defined as being those companies over which the Company, either directly or indirectly, has control through a majority of the voting rights or the right to exercise control or to obtain the majority of the benefits and be exposed to the majority of the risks. Subsidiaries are consolidated from the date on which control is obtained until the date that such control ceases. All intercompany transactions and balances have been eliminated in consolidation.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Consolidated Financial Statements have been prepared under the historical cost convention, as modified for the accounting of financial assets and financial liabilities (including derivative instruments) at fair value through profit or loss. Consolidated financial information, including subsidiaries, associates and joint ventures, has been prepared using uniform accounting policies for similar transactions and other events in similar circumstances.

Fresh Start Accounting

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 852, Reorganizations, (“ASC 852”), we applied “fresh-start” accounting as of May 1, 2010. Fresh-start accounting requires us to initially record the assets and liabilities at their fair value based on the Company’s reorganization value. Reorganization value is the fair value of the emerged entity before considering liabilities. The reorganization associated with emergence from bankruptcy resulted in a new reporting entity. Financial information presented for the Successor is on a basis different from, and is therefore not comparable to, financial information for the Predecessor. As a result, the Predecessor information in these financial statements is for periods through April 30, 2010, including the impact of plan of reorganization provisions and the adoption of fresh-start accounting. For additional information on fresh-start accounting, see Note 23.

Following the application of fresh start accounting on April, 30 2010, the financial statements have been prepared using the following accounting policies.

Cash and Cash Equivalents

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

Trade Receivables

Trade receivables are amounts due from customers for merchandise sold or services performed in the ordinary course of business.

We calculate provisions for doubtful accounts receivable based on our estimates of amounts that we believe are unlikely to be collected. Collectability of receivables is reviewed and the provision calculated for doubtful accounts is adjusted at least quarterly, based on aging of specific accounts and other available information about the associated customers. Provisions for doubtful accounts are included in selling, general and administrative expenses.

Inventories

Inventories are carried at the lower of current market value or cost. Cost is determined using the last-in, first-out (“LIFO”) method for raw materials, work in progress (“WIP“) and finished goods, and the moving average cost method for materials and supplies.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventory exchange transactions, which involve fungible commodities and do not involve the payment or receipt of cash, are not accounted for as purchases and sales. Any resulting volumetric exchange balances are accounted for as inventory, with cost determined using the LIFO method.

Property, Plant and Equipment

Following emergence from chapter 11 bankruptcy, property, plant and equipment are recorded at historical cost. Historical cost includes expenditures that are directly attributable to the acquisition of the items. Costs may also include borrowing costs incurred on debt during construction or major projects exceeding one year, costs of major maintenance as part of turnarounds of major units and committed decommission costs. Land is not depreciated. Depreciation is computed using the straight-line method over the estimated useful asset lives to their residual values, generally as follows:

-	25 years for major manufacturing equipment

-	30 years for buildings

-	5 to 15 years for light equipment and instrumentation

-	15 years for office furniture

-	4 to 7 years for turnarounds of major units and

-	3 to 5 years for information system equipment.

The assets’ residual values and useful lives are reviewed, and adjusted if appropriate, at the end of each reporting period.

Upon retirement or sale, we remove the cost of the asset and the related accumulated depreciation from the accounts and reflect any resulting gain or loss in the Consolidated Income Statement.

Equity Investments

We account for equity investments using the equity method of accounting if the investment gives us the ability to exercise significant influence over, but not control of, an investee. Significant influence generally exists if we have an ownership interest representing between 20% and 50% of the voting rights. Under the equity method of accounting, investments are stated initially at cost and are adjusted for subsequent additional investments and our proportionate share of profit or losses and distributions. Our equity investments may include goodwill identified on the fresh start accounting date, net of any accumulated impairments. Equity investments were recorded at their estimated fair value at emergence from bankruptcy.

We record our share of the profits or losses of the unconsolidated entities, net of income taxes, in the Consolidated Income Statement. When our share of losses in an investment equals or exceeds our interest in the equity investment, including any other unsecured receivables, we do not recognize further losses, unless we have incurred obligations or made payments on behalf of the equity investment.

We evaluate our equity method investments for impairment when events or changes in circumstances indicate, in management’s judgment, that the carrying value of such investments may have experienced an other-than-temporary decline in value. When evidence of loss in value has occurred, management compares the estimated fair value of investment to the carrying value of investment to determine whether an impairment has occurred. If the estimated fair value is less than the carrying value and management considers the decline in value to be other-than temporary, the excess of the carrying value over the estimated fair value is recognized in the financial statements as an impairment.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill

We recorded goodwill upon application of fresh-start accounting (see Note 23). Goodwill is not amortized, but is tested for impairment annually during the fourth quarter, or sooner if events or changes in circumstances indicate the carrying amount may exceed fair value. In accordance with the recently issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment, we used a qualitative approach to test goodwill for impairment. In the fourth quarter 2011, we chose to adopt this ASU early and performed a qualitative assessment and determined that is was more likely than not that the fair values of our reporting units were not less than their carrying values and it was not necessary to perform the currently prescribed two-step goodwill impairment test.

Liabilities Subject to Compromise

Pursuant to U.S. GAAP, certain pre-petition liabilities of the Debtors were reclassified as of December 31, 2009, from long-term liabilities to liabilities subject to compromise (see Note 22). Liabilities subject to compromise included the Debtors’ long-term debt that was considered undersecured and amounts that were due from the Debtors to vendors and employees for goods and services received prior to the January 6, 2009, April 24, 2009 and May 8, 2009 petition dates and include damage claims created by the Debtors’ rejection of executory contracts. The Debtors recognized claims at the probable allowed amounts. Claims for rejected contracts were recorded at the earlier of default by the Debtors under the contract or notification to the U.S. Bankruptcy Court of rejection. Liabilities subject to compromise were distinguished from pre-petition liabilities of the Debtors estimated to be fully secured, post-petition liabilities of the Debtors and liabilities of the non-Debtors for all of which the balance sheet classification was unchanged.

Intangible Assets

Identifiable Intangible Assets—Costs to purchase and to develop software for internal use are deferred and amortized over periods of 3 to 10 years. Other intangible assets were stated at fair value at emergence. Such assets primarily consist of emission allowances, various contracts, and in-process research and development. These assets are amortized using the straight-line method over their estimated useful lives or over the term of the related agreement, if shorter.

Research and Development—Research and Development (“R&D”) costs are expensed when incurred. Subsidies for research and development are included in Other income. Depreciation expense related to R&D assets is included as a cost of R&D. To the extent the purchase price in a business combination is allocated to in-process research and development assets, those assets are capitalized at fair value as an intangible asset with an indefinite life. When the related R&D project is abandoned, the assets are impaired and when the related R&D project activities are completed, we make a determination of the useful lives and amortize those assets over their useful lives.

Impairments of Long Lived Assets

We evaluate long-lived assets, including identifiable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When it is probable that an asset or asset group’s undiscounted future cash flows will not be sufficient to recover the carrying amount, the asset is written down to its estimated fair value.

Income Taxes

The income tax expense for the period comprises current and deferred tax. Income tax is recognized in the Consolidated Income Statement, except to the extent that it relates to items recognized in other comprehensive income or directly in equity. In these cases, the applicable tax amount is also recognized in other comprehensive income or directly in equity, respectively.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as the net tax effects of net operating loss carry forwards. Valuation allowances are provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

We recognize uncertain income tax positions in our financial statements when it is more likely than not, based on the technical merits, that the position or a portion thereof will be sustained upon examination.

Employee Benefits

Pension plans—We have both defined benefit (funded and unfunded) and defined contribution plans. For the defined benefit plans, a Projected Benefit Obligation is calculated annually by independent actuaries using the projected unit credit method. Pension costs primarily represent the increase in the actuarial present value of the obligation for pension benefits based on employee service during the year and the interest on this obligation in respect of employee service in previous years, net of expected return on plan assets.

Actuarial gains and losses arising from experience adjustments and changes in actuarial assumptions are charged or credited to equity and are reflected in accumulated other comprehensive income in the period in which they arise.

For defined contribution plans, we pay contributions to publicly or privately administered pension insurance plans on a mandatory, contractual or voluntary basis. The contributions are recognized as employee benefit expense when due.

Other post-employment obligations—Certain employees are entitled to post-retirement medical benefits to retirees. The entitlement to these benefits is usually conditional on the employee remaining in service up to retirement age and the completion of a minimum service period. The expected costs of these benefits are accrued over the period of employment applying the same accounting methodology used for defined benefit plans.

Termination benefits—Contractual termination benefits are payable when employment is terminated due to an event specified in the provisions of a social/labor plan or statutory law. A liability is recognized when it is probable that employees will be entitled to the benefits and the amount is estimable. One time termination benefits are payable when we offer, for a short period of time, additional benefits to employees electing voluntary termination, including early retirement. A liability is recognized when we are committed to make payments and the number of affected employees and the benefits received are known to both parties. Other involuntary termination benefits are payable when employment is terminated due to an event not specified in the provisions of a social/labor plan or statutory law. A liability is recognized when we are demonstrably committed to terminating the employment of current employees according to a detailed formal plan without possibility of withdrawal and can reasonably estimate such amount. Benefits falling due more than 12 months after the balance sheet date are discounted to present value.

Other Provisions

Environmental Remediation Costs—Environmental remediation liabilities include liabilities related to sites we currently own, sites we no longer own as well as sites belonging to other parties where we have operated. These liabilities were recorded at fair value at emergence and are subject to periodic remeasurement. Additional liabilities recorded subsequent to emergence for anticipated expenditures related to investigation and remediation of contaminated sites are accrued when it is probable a liability has been incurred and the amount of the liability can be reasonably estimated. Only ongoing operating and monitoring costs, the timing of which can be determined with reasonable certainty, are discounted to present value. Future legal costs associated with such matters, which generally are not estimable, are not included in these liabilities.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Asset Retirement Obligation—At some sites, we are contractually obligated to decommission our plants upon site exit. Existing obligations were recorded at fair value at emergence. Other asset retirement obligations are recorded at the present value of the estimated costs to retire the asset at the time the obligation is incurred. That cost is capitalized as part of the related long lived asset and depreciation is recognized on a straight line basis over the useful life of the related asset. Accretion expense in connection with the discounted liability is also recognized over the useful life of the related asset. Such depreciation and accretion expenses are included in Cost of sales.

Foreign Currency Translation

Functional and reporting currency—Items included in the financial information of each of LyondellBasell N.V.’s entities are measured using the currency of the primary economic environment in which the entity operates (“the functional currency”) and then translated to the U.S. dollar reporting currency through Other comprehensive income. The consolidated financial information is presented in U.S. Dollars, which is the functional currency of the Company.

Transactions and balances—Foreign currency transactions are translated into the functional currency using exchange rates prevailing at the dates of the transactions. Foreign exchange gains and losses resulting from the settlement of such transactions and from the translation at year-end exchange rates of monetary assets and liabilities denominated in foreign currencies are recognized in the Consolidated Income Statement.

In the Consolidated Financial Statements, the results and financial position of all subsidiaries that have a functional currency different from the presentation currency are translated into the reporting currency as follows:

1.	Assets and liabilities for each balance sheet presented are translated at the closing rate at the date of that balance sheet;

2.	Income and expenses for each income statement are translated at average exchange rates; and

3.	All resulting exchange differences are recognized as a separate component within other comprehensive income (currency translation reserve).

Revenue Recognition

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

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Share-Based Compensation

The Company grants stock-based compensation awards that vest over a specified period or upon employees meeting certain service criteria. The fair value of equity instruments issued to employees is measured on the grant date and is recognized over the vesting period.

Liabilities with respect to cash-settled, share-based compensation are recognized as a liability and re-measured at each balance sheet date through the Consolidated Statements of Income.

Leases

We lease land and fixed assets for use in our operations. All lease agreements are evaluated and classified as either an operating lease or a capital lease. A lease is classified as a capital lease if any of the following criteria are met: transfer of ownership to the lessee by the end of the lease term; the lease contains a bargain purchase option; the lease term is equal to 75% or greater of the asset’s useful economic life; or the present value of the future minimum lease payments is equal to or greater than 90% of the asset’s fair market value. Capital leases are capitalized at the lower of the net present value of the total amount of rent payable under the leasing agreement (excluding finance charges) or fair market value of the leased asset. Capital lease assets are depreciated on a straight-line basis, over a period consistent with our normal depreciation policy for tangible fixed assets, but generally not exceeding the lease term. Operating lease expense is recognized ratably over the entire lease term.

Derivative Financial Instruments and Hedging Activities

We selectively enter into derivative transactions to manage volatility related to market risks associated with changes in commodity pricing, currency exchange rates and interest rates. We categorize assets and liabilities, measured at fair value, into one of three different levels depending on the observability of the inputs employed in the measurement. Level 1 inputs are quoted prices in active markets for identical assets or liabilities. Level 2 inputs are observable inputs other than quoted prices included within Level 1 for the asset or liability, either directly or indirectly through market corroborated inputs. Level 3 inputs are unobservable inputs for the asset or liability reflecting significant modifications to observable related market data or our assumptions about pricing by market participants. For a discussion related to financial instruments and derivatives policies, see Note 14.

Non-Controlling Interests

Non-controlling interests primarily represent the interests of unaffiliated investors in a partnership that owns our PO/SM II plant at the Channelview, Texas complex and a subsidiary owning an equity investment in the Al-Waha Petrochemicals Ltd. joint venture.

Use of estimates and classification

Use of Estimates—The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Predecessor Period

The accounting policies of LyondellBasell AF in the Predecessor period were the same as for LyondellBasell N.V. in the Successor period except as follows:

Inventories—Inventories were carried at the lower of current market value or cost. Cost was determined using the FIFO method, except for certain U.S. inventories for which cost was required to be determined using the LIFO method, and the average cost method for materials and supplies.

New Accounting Standards

Comprehensive Income—In June 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-05, related to ASC Topic 220, Comprehensive Income: Presentation of Comprehensive Income. This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Under ASC 220, an entity can elect to present either 1) one continuous statement of comprehensive income or 2) in two separate but consecutive statements. Under the two-statement approach, the first statement would include components of net income, which is consistent with the income statement format used today, and the second statement would include components of other comprehensive income (OCI). The ASU does not change the items that must be reported in OCI. The statement(s) would need to be presented with equal prominence as the other primary financial statements. The ASU is effective for interim and annual periods beginning on or after December 15, 2011. In December 2011, the FASB issued ASU 2011-12, an amendment to ASU 2011-05, deferring the effective date for the requirement to present components of reclassifications of other comprehensive income on the face of the income statement. All other requirements of ASU 2011-05 were unchanged. Early adoption is permitted and full retrospective application is required. The adoption of this amendment will have an effect on the presentation of our Consolidated Financial Statements by inclusion of either Consolidated Statements of Other Comprehensive Income or a Consolidated Statements of Comprehensive Income.

Disclosures about Offsetting Assets and Liabilities—On December 16, 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities. The standard requires disclosures to provide information to help reconcile differences in the offsetting requirements under U.S. GAAP and IFRS. The differences in the offsetting requirements account for a significant difference in the amounts presented in statements of financial position prepared in accordance with U.S. GAAP and IFRS. The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position (balance sheet), as well as instruments similar to a master netting arrangement. In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. The ASU is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of this amendment is not expected to have a material impact on the presentation of our Consolidated Balance Sheet.

Fair Value Measurement—In May 2011, the FASB issued new guidance related to ASC Topic 820, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS and changes some fair value measurement principles and disclosure requirements. This guidance aligns the fair value measurement of instruments classified within an entity’s shareholders’ equity with the guidance for liabilities and as a result, requires an entity to measure the fair value of its own equity instruments from the perspective of a market participant that holds the equity instruments as assets. This guidance also enhances disclosure requirements for recurring Level 3 fair value measurements to include quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements. New disclosures on the use of a nonfinancial asset measured or disclosed at fair value are required if its use differs from its highest and best use. In addition, entities must report the level in the fair value hierarchy of assets and liabilities not recorded at fair value but where fair value is disclosed. The ASU is effective for interim and annual periods beginning on or after December 15, 2011, with early adoption prohibited. The adoption of this amendment is not expected to have a material effect on the presentation of our Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recently Adopted Guidance

Compensation—In September 2011, the FASB issued an ASU related to ASC Topic 715, Compensation—Retirement Benefits. This ASU requires enhanced disclosures in the annual financial statements of the employers that participate in multiemployer pension plans to help users of the financial statements better understand the financial health of all the significant plans in which the employer participates. The adoption of this amendment did not have a material impact on the presentation of our Consolidated Financial Statements.

Goodwill—In September 2011, the FASB issued an ASU related to ASC Topic 350, Intangibles—Goodwill and Other, which amends the guidance on testing goodwill for impairment. Under the revised guidance, an entity has the option of first performing a qualitative assessment before calculating the fair value of the reporting unit. If an entity believes, as a result of its qualitative assessment, that the fair value of the reporting unit is more-likely-than-not less than the carrying amount, the two-step impairment test would be required. The new qualitative indicators replace those currently used to determine whether an interim goodwill impairment test is required. An entity can choose to perform the qualitative assessment on none, some or all of its reporting units. The ASU does not change how goodwill is calculated, nor does it revise the requirement to test goodwill annually or when events or circumstances warrant interim testing. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of this amendment in December of 2011 did not have a material effect on our Consolidated Financial Statements.

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

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Business Dispositions

In December 2010, LyondellBasell N.V. completed the sale of LyondellBasell Flavors & Fragrance, LLC (the “Flavors & Fragrance chemicals business”), receiving proceeds of $154 million and recognized an after-tax gain of $64 million. The operations of the Flavors & Fragrance chemicals business were not material to our consolidated results and, as such, only the gain on sale was classified as discontinued operations in our Consolidated Statement of Income. The Flavors & Fragrance chemicals business had manufacturing facilities in Jacksonville, Florida, and Brunswick, Georgia, and approximately 200 employees. It produced terpene-based fragrance ingredients and flavor ingredients for the oral-care, confectionery and beverage market.

The capital gain generated by the sale of the Flavors & Fragrance chemicals business was offset by capital loss and carryforwards, for which a full valuation allowance had been recorded and, as such, no tax was provided.

4. Related Party Transactions

The Company has related party transactions with affiliates of our major shareholders, Access Industries (“Access”) and Apollo Management (“Apollo”), and with the Company’s joint venture partners (see Note 9).

Access—In December 2010, we entered into a tax cooperation agreement with Access. The tax cooperation agreement allows either party to provide the other with information and support in connection with tax return preparation and audits on a time and materials basis. Payments received under this agreement during 2011 were less than $1 million.

In December 2007, LyondellBasell AF also entered into a tax-sharing agreement with a subsidiary of Access entitling Access to consideration equal to 17.5% of the net operating loss carryforwards used by LyondellBasell AF entities to reduce their Dutch or French income tax liability. Payments under this agreement were limited to a maximum of $175 million. There were no payments under this agreement during 2010 and 2009. This agreement was not assumed upon the Company’s emergence from chapter 11.

In December 2007, in connection with the Lyondell Chemical acquisition, LyondellBasell AF entered into a management agreement with Access. The agreement included an annual fee of $25 million. Management fees of $25 million in 2009 and 2008 are reflected as expense in Selling, general and administrative expenses. The 2009 management fee, which was not paid, was discharged pursuant to the Plan of Reorganization. This agreement was not assumed upon the Company’s emergence from chapter 11.

On December 20, 2010, one of our subsidiaries received demand letters from affiliates of Access. The Access affiliates have demanded that our subsidiary, LyondellBasell Industries Holdings B.V. (“LBIH”), indemnify them and their shareholders, members, affiliates, officers, directors, employees and other related parties for all losses, including attorney’s fees and expenses, arising out of a pending lawsuit and pay $50 million in management fees for 2009 and 2010 in addition to other unspecified amounts related to advice purportedly given in connection with financing and other strategic transactions. For additional information related to this matter, see Note 18.

Apollo—As a result of the distribution of ordinary shares of LyondellBasell N.V. common stock pursuant to the Plan of Reorganization and the issuance of ordinary shares of LyondellBasell N.V. common stock under a rights offering on the Emergence Date, we began reporting transactions between the Company and entities in which Apollo and its affiliates own interests as related party transactions. These transactions with Apollo affiliates include the sales of product under a long-term contract that renews automatically each year on July 31, unless a 90 day notice of termination has been received. Other product sales are made on the spot market in the ordinary course of business.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Director Fee—In connection with the Bankruptcy cases, LyondellBasell AF retained the services of and entered into a Bankruptcy Court-approved contractual agreement with one of its directors. The director received a $10 million success fee from the Company upon emergence from chapter 11.

Joint Venture Partners—The Company has related party transactions with its equity investees. These related party transactions include the sales and purchases of goods in the normal course of business as well as certain financing arrangements. In addition, under contractual arrangements with certain of the Company’s equity investees, we receive certain services, utilities, materials and facilities at some of our manufacturing sites and we provide certain services to our equity investees.

In December 2009, LyondellBasell N.V. advanced €10 million ($14 million) to its joint venture partner, Basell Orlen Polyolefins SP.Z.O.O. under a loan agreement that matures on December 31, 2013. The loan was repaid in full in September 2011.

Related party transactions are summarized as follows:

	$000.00	$000.00	$000.00	$000.00
	Successor		Predecessor
Millions of dollars	For the Year Ended December 31, 2011	May 1 through December 31, 2010	January 1 through April 30, 2010	For the Year Ended December 31, 2009
The Company billed related parties for:
Sales of products –
Apollo affiliates	$375	$235	$—	$—
Joint venture partners	741	488	207	621
Shared service agreements –
Apollo affiliates	13	—	—	—
Joint venture partners	11	22	3	21
Interest –
Joint venture partners	—	—	—	4
Related parties billed the Company for:
Sales of products –
Joint venture partners	3,403	803	432	1,856
Shared service agreements –
Joint venture partners	115	56	28	100

5. Accounts Receivable

We sell our products primarily to other industrial concerns in the petrochemicals and refining industries. We perform ongoing credit evaluations of our customers’ financial condition and, in certain circumstances, require letters of credit or corporate guarantees from them. As part of fresh-start accounting our Accounts receivable were valued at market. Our allowance for doubtful accounts receivable, which is reflected in the Consolidated Balance Sheets as a reduction of accounts receivable, was $16 million and $12 million at December 31, 2011 and 2010, respectively. Our provisions for doubtful accounts receivable, which are recorded in the Consolidated Statements of Income, were $7 million for 2011 and $12 million for the eight months ended December 31, 2010. LyondellBasell AF recorded provisions for doubtful accounts receivable of $7 million and $18 million in the four months ended April 30, 2010 and for the full year 2009, respectively.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Inventories

Inventories consisted of the following components at December 31:

	$000.00	$000.00
	Successor
Millions of dollars	2011	2010
Finished goods	$3,544	$3,127
Work-in-process	267	230
Raw materials and supplies	1,688	1,467

Total inventories	$5,499	$4,824

In connection with application of fresh-start accounting on May 1, 2010, we recorded inventory at its fair value of $4,849 million (see Note 23). The increase in inventory of $1,297 million was primarily in the U.S. and largely due to the price of crude oil.

We recorded non-cash charges in the Successor period totaling $42 million to adjust the value of our finished goods inventory to market as of December 31, 2010. These non-cash charges were the result of the decline in the market prices for certain products, primarily polypropylene.

LyondellBasell AF recorded a charge of $127 million in 2009 to adjust the value of its inventory to market value, which was lower than the carrying cost at December 31, 2009.

At December 31, 2011 and 2010, approximately 88% and 87%, respectively, of our inventories were valued using the LIFO method and the remainder, excluding materials and supplies, was valued using the FIFO method. The excess of current replacement cost over LIFO cost of inventories amounted to $467 million and $257 million at December 31, 2011 and 2010, respectively. In 2011, an increase in average dollar LIFO resulted in a $51 million benefit. During 2010, liquidations of LIFO inventory layers resulted in a charge of $9 million.

7. Property, Plant and Equipment, Goodwill and Intangible Assets

Plant, Property and Equipment—The components of property, plant and equipment, at cost, and the related accumulated depreciation were as follows at December 31:

	$000.00	$000.00
	Successor
Millions of dollars	2011	2010
Land	$301	$286
Manufacturing facilities and equipment	7,358	6,752
Construction in progress	785	569

Total property, plant and equipment	8,444	7,607
Less accumulated depreciation	(1,111)	(417)

Property, plant and equipment, net	$7,333	$7,190

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the years ended December 31, 2011 and 2010, we recognized $31 million and $25 million, respectively, of impairment charges related to the capital expenditures at the Berre refinery due to the discounted cash flow projections for the Berre refinery being insufficient to recover the asset’s carrying amount.

In connection with application of fresh-start accounting on May 1, 2010, we recorded Property, plant and equipment, which includes land, buildings and equipment, furniture and fixtures and construction in progress, at its fair value of $7,080 million (see Note 23).

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

Capitalized interest expense related to Property, plant and equipment for the year ended December 31, 2011, the eight months ended December 31, 2010, the four months ended April 30, 2010 and for the year ended December 31, 2009 was $8 million, $2 million, $4 million and $35 million, respectively.

Goodwill—We recorded goodwill of $592 million upon application of fresh-start accounting (see Note 23). Goodwill decreased from $595 million at December 31, 2010 to $585 million at December 31, 2011 and increased from $592 million at April 30, 2010 to $595 million at December 31, 2010. All movements were due to foreign exchange impacts.

In the fourth quarter of 2009, LyondellBasell AF recorded an immaterial adjustment related to prior periods which increased income from operations and net income for the three-month period ended December 31, 2009 by $65 million. The adjustment related to an overstatement of goodwill impairment in 2008.

Intangible Assets—In connection with application of fresh-start accounting on May 1, 2010, we recorded Intangible assets at their fair values of $1,474 million (see Note 23).

The components of identifiable intangible assets, at cost, and the related accumulated amortization were as follows at December 31:

	Successor
	2011			2010
Millions of dollars	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
In-process research and development costs	$129	$(23)	$106	$132	$(3)*	$129
Technology, patent and license costs	2	—	2	2	—	2
Emission allowances	731	(128)	603	731	(46)	685
Various contracts	559	(142)	417	567	(74)	493
Software costs	70	(21)	49	53	(2)	51

Total intangible assets	$1,491	$(314)	$1,177	$1,485	$(125)	$1,360

*	Includes impairments discussed in the paragraphs below.

Amortization of these identifiable intangible assets for the next five years is expected to be $148 million in 2012, $130 million in 2013, $126 million in 2014, $118 million in 2015 and $112 million in 2016.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the year ended December 31, 2011 and the eight months ended December 31, 2010, we recognized impairments of $19 million and $3 million, respectively, related to certain in-process research and development projects which were abandoned.

During the fourth quarter 2009, LyondellBasell AF recognized a $44 million charge related to surplus highly-reactive volatile organic compound (“HRVOC”) emissions allowances. For purposes of the annual impairment test, fair value was measured based on estimates of cost to implement alternative emission reduction technology. Also in December 2009, LyondellBasell AF recognized a $9 million impairment for non-U.S. emission rights. These charges are reflected in Cost of sales on the Consolidated Statements of Income.

Depreciation and Amortization Expense—Depreciation and amortization expense is summarized as follows:

	$000.00	$000.00	$000.00	$000.00
	Successor		Predecessor
Millions of dollars	Year Ended December 31, 2011	May 1 through December 31, 2010	January 1 through April 30, 2010	Year Ended December 31, 2009
Property, plant and equipment	$728	$413	$499	$1,515
Investment in PO joint ventures	29	16	19	57
Emission allowances	82	46	—	—
Various contracts	60	81	—	—
Technology, patent and license costs	13	—	25	123
Software costs	19	2	12	21
Other	—	—	10	58

Total depreciation and amortization	$931	$558	$565	$1,774

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Asset Retirement Obligations—At some sites we are contractually obligated to decommission our plants upon site exit. The Company has provided for the net present value of the estimated costs. Typically such costs are incurred within three years after a plant’s closure. The changes in the Company’s asset retirement obligations were as follows:

	$000.00	$000.00	$000.00
	Successor		Predecessor
Millions of dollars	Year Ended December 31, 2011	May 1 through December 31, 2010	January 1 through April 30, 2010
Beginning balance	$132	$138	$132
Payments	(28)	(11)	(3)
Changes in estimates	(6)	(2)	(11)
Accretion expense	21	5	40
Effects of exchange rate changes	(3)	2	(10)
Divestitures	—	—	(2)
Other	7	—	(3)

Ending balance	$123	$132	$143

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

8. Investment in PO Joint Ventures

We, together with Bayer AG and Bayer Corporation (collectively “Bayer”), share ownership in a U.S. propylene oxide (“PO”) manufacturing joint venture (the “U.S. PO Joint Venture”) and a separate joint venture for certain related PO technology. Bayer’s ownership interest represents ownership of annual in-kind PO production of the U.S. PO Joint Venture of 1.5 billion pounds in 2011 and 2010. We take in kind the remaining PO production and all co-product (styrene monomer (“SM” or “styrene”) and tertiary butyl alcohol (“TBA”) production from the U.S. PO Joint Venture.

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

We report the cost of our product offtake as inventory and cost of sales in our consolidated financial statements. Related cash flows are reported in the operating cash flow section of the consolidated statements of cash flows. Our investment in the PO joint ventures is reduced through recognition of our share of the depreciation and amortization of the assets of the PO joint ventures, which is included in cost of sales. Other changes in the investment balance are principally due to additional capital investments in the PO joint ventures by us.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in the Company’s investment in the U.S. and European PO joint ventures for 2011 and 2010 are summarized below:

Millions of dollars	U.S. PO Joint Venture	European PO Joint Venture	Total PO Joint Ventures
Successor
Investments in PO joint ventures—January 1, 2011	$291	$146	$437
Cash contributions	3	5	8
Depreciation and amortization	(20)	(9)	(29)
Effect of exchange rate changes	—	(4)	(4)

Investments in PO joint ventures—December 31, 2011	$274	$138	$412

Investments in PO joint ventures—May 1, 2010	$303	$149	$452
Cash contributions	1	—	1
Depreciation and amortization	(13)	(3)	(16)

Investments in PO joint ventures—December 31, 2010	$291	$146	$437

Predecessor
Investments in PO joint ventures—January 1, 2010	$533	$389	$922
Return of investment	—	(5)	(5)
Depreciation and amortization	(14)	(5)	(19)
Effect of exchange rate changes	—	(31)	(31)

Investments in PO joint ventures—April 30, 2010	$519	$348	$867

In connection with application of fresh-start accounting on May 1, 2010, our equity interests in PO joint ventures were valued at their fair value of $452 million (see Note 23).

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Equity Investments

Direct and indirect Equity investments held by the Company are as follows:

Percent of Ownership	December 31, 2011	December 31, 2010
Basell Orlen Polyolefins Sp. Z.o.o.	50.00%	50.00%
PolyPacific Pty. Ltd.	50.00%	50.00%
SunAllomer Ltd.	50.00%	50.00%
Saudi Polyolefins Company	25.00%	25.00%
Saudi Ethylene & Polyethylene Company Ltd.	25.00%	25.00%
Al-Waha Petrochemicals Ltd.	20.95%	20.95%
PolyMirae Co. Ltd.	42.59%	42.59%
HMC Polymers Company Ltd.	28.56%	28.56%
Indelpro S.A. de C.V.	49.00%	49.00%
Ningbo ZRCC Lyondell Chemical Co. Ltd.	26.65%	26.65%
Ningbo ZRCC Lyondell Chemical Marketing Co.	50.00%	50.00%
Nihon Oxirane Company	40.00%	40.00%
NOC Asia Ltd.	40.00%	40.00%
Geosel	27.00%	27.00%

The changes in Equity investments are as follows for the years 2011 and 2010:

	Successor		Predecessor
Millions of dollars	Year Ended December 31, 2011	May 1 through December 31, 2010	January 1 through April 30, 2010
Beginning balance	$1,587	$1,524	$1,085
Income from equity investments	216	86	84
Dividends received, gross	(208)	(34)	(18)
Contributions to joint ventures	—	—	20
Currency exchange effects	(21)	(7)	(8)
Other	(15)	18	10

Ending balance	$1,559	$1,587	$1,173

The subsidiary that holds the Company’s equity interest in Al-Waha Petrochemicals Ltd has a minority shareholder, which holds 16.21% of its equity. The equity interest held by the minority shareholder can be called by the Company or can be put to the Company by the minority interest shareholder at any time. The price of the call option is the nominal value of the shares (initial $18 million investment) plus accrued interest based on LIBOR plus 40 basis points, less paid dividends. The price of the put option is €1 plus the minority shareholder’s undistributed pro-rata earnings. As of December 31, 2011 and 2010, the put would have a minimal redemption amount and the call could be redeemed for $21 million, the value of the initial investment plus accrued interest.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized balance sheet information and the Company’s share of equity investments were as follows:

	December 31, 2011		December 31, 2010
Millions of dollars	100%	Company Share	100%	Company Share
Current assets	$3,969	$1,380	$3,793	$1,343
Noncurrent assets	6,546	1,811	6,849	1,998

Total assets	10,515	3,191	10,642	3,341
Current liabilities	2,760	967	2,923	1,016
Noncurrent liabilities	2,583	727	3,926	1,100

Net assets	$5,172	$1,497	$3,793	$1,225

Summarized income statement information and the Company’s share for the periods for which the respective Equity investments were accounted for under the equity method is set forth below:

	Successor				Predecessor
	Year Ended December 31, 2011		May 1 through December 31, 2010		January 1 through April 30, 2010		Year Ended December 31, 2009
Millions of dollars	100%	Company Share	100%	Company Share	100%	Company Share	100%	Company Share
Revenues	$14,960	$4,915	$6,249	$2,248	$3,127	$989	$6,640	$2,099
Cost of sales	(13,335)	(4,441)	(5,622)	(2,042)	(2,699)	(869)	(5,973)	(1,891)

Gross profit	1,625	474	627	206	428	120	667	208
Net operating expenses	(375)	(131)	(169)	(55)	(82)	(29)	(169)	(71)

Operating income	1,250	343	458	151	346	91	498	137
Interest income	12	4	4	2	2	1	18	3
Interest expense	(260)	(71)	(151)	(43)	(43)	(13)	(202)	(61)
Foreign currency translation	(6)	(6)	5	(1)	83	24	(10)	(5)
Income (loss) from equity investments	3	1	(2)	(3)	3	2	4	2

Income before income taxes	999	271	314	106	391	105	308	76
Provision for income taxes	(201)	(55)	(43)	(20)	(67)	(21)	(92)	(29)

Net income	$798	$216	$271	$86	$324	$84	$216	$47

In connection with application of fresh-start accounting on May 1, 2010, we recorded equity investments at their fair value of $1,524 million (see Note 23). The carrying value of our equity investments at December 31, 2011 of $1,559 million reflects the 2010 aggregate fair value adjustment and subsequent cumulative amortization, which represents the difference to the equity investments underlying assets of $1,497 million. In 2009, the Company recognized pretax impairment charges totaling $228 million for impairment of the carrying value of its investments in certain joint ventures.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A joint venture of ours is in default under its financing arrangement due to a delay in the start-up of its assets. The parties are currently negotiating in good faith to resolve the default and at present there is no evidence that such negotiations will not be concluded successfully or that the resolution of this matter will have a material adverse impact on our operations or liquidity.

10. Prepaid Expenses and Other Current Assets and Other Assets

The components of Prepaid expenses and other current assets were as follows at December 31:

	Successor
Millions of dollars	2011	2010
VAT receivables	$376	$270
Income taxes	372	293
Advances to suppliers	90	166
Prepaid insurance	46	45
Deferred tax assets	29	66
Taxes other than income taxes	11	28
Other	116	107

Total prepaid expenses and other current assets	$1,040	$975

The components of Other assets were as follows at December 31:

	Successor
Millions of dollars	2011	2010
Debt issuance costs	$102	$126
Company-owned life insurance	54	58
Pension assets	47	21
Deferred tax assets	20	41
Other	43	27

Total other assets	$266	$273

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Accrued Liabilities

Accrued liabilities consisted of the following components at December 31:

	$,0000	$,0000
Millions of dollars	2011	2010
Payroll and benefits	$351	$386
Taxes other than income taxes	211	235
Interest	119	202
Product sales rebates	220	210
Warrants	19	215
Income taxes	36	99
Priority and administrative claims	17	98
Deferred revenues	41	49
Other	228	211

Total accrued liabilities	$1,242	$1,705

12. Debt

Long-term loans, notes and other long-term debt due to banks and other unrelated parties consisted of the following:

Millions of dollars	2011	2010
Bank credit facilities:
Senior Term Loan Facility due 2016	$—	$5
Senior Notes due 2017, $2,250 million, 8.0%	619	2,025
Senior Notes due 2017, €375 million, 8.0%	134	452
Senior Notes due 2018, $3,240 million, 11.0%	1,922	3,240
Senior Notes due 2021, $1,000 million, 6.0%	1,000	—
Guaranteed Notes, due 2027, $300 million, 8.1%	300	300
Other	9	18

Total	3,984	6,040
Less current maturities	(4)	(4)

Long-term debt	$3,980	$6,036

Short-term loans, notes and other short-term debt due to banks and other unrelated parties consisted of the following:

$0000	$0000	$0000
Millions of dollars	2011	2010
$2,000 million Senior Secured Asset-Based Revolving Credit Agreement	$—	$—
Financial payables to equity investments	10	11
Other	38	31

Total short-term debt	$48	$42

Aggregate maturities of debt during the next five years are $52 million in 2012, $1 million in each of the years 2013 through 2016, and $3,976 million thereafter.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pursuant to a cash tender offer, in November 2011 we repaid $2,802 million principal amount of debt, comprising $1,204 million of our 8% senior secured dollar notes due 2017, €200 million ($274 million) of our 8% senior secured euro Notes due 2017, and $1,319 million of our 11% senior secured notes due 2018, paying premiums of $397 million and other related fees of $7 million. Also in November 2011, we repaid the $5 million outstanding on our senior term loan facility. In conjunction with the tender offer, we obtained consents from the note holders to release the collateral securing the notes and to modify other provisions in the indentures governing the notes related to restrictive covenants.

On April 30, 2010, in accordance with provisions in the Plan of Reorganization, payments totaling $2,362 million were made to repay, in full, $2,167 million outstanding under the DIP Term Loan Facility and a related $195 million exit fee. The outstanding amount of $985 million under the DIP ABL Facility was also repaid on April 30, 2010. In addition, $18,310 million of debt classified as liabilities subject to compromise was discharged pursuant to the Plan of Reorganization (see Note 23).

6% Senior Notes—On November 14, 2011, we issued $1.0 billion of 6% senior notes due 2021 (the “6% senior notes”) and received proceeds of $985 million. In December 2011, we used the net proceeds from the offering of the 6% senior notes, together with available cash, to pay a special dividend in the aggregate amount of $2.6 billion to shareholders of record on November 25, 2011.

The 6% senior notes, which mature on November 15, 2021, bear interest at 6% per annum. Interest is payable semiannually, in arrears, on May 15 and November 15 of each year.

The 6% senior notes are guaranteed on a senior basis by, subject to certain exceptions, each existing and future wholly owned United States subsidiary of LyondellBasell N.V. (the “U.S. Subsidiary Guarantors”) that is an issuer or co-issuer in respect of, or guarantees, any debt securities issued in the capital markets by LyondellBasell N.V. or any subsidiary. Such guarantees will automatically be released if such guarantor is no longer an issuer, co-issuer or guarantor of such debt securities.

The 6% senior notes are unsecured obligations and will rank pari passu in right of payment with all of our existing and future senior unsecured indebtedness and senior in right of payment to any of our future subordinated indebtedness. The 6% senior notes rank effectively junior in right of payment to any of our secured indebtedness, including indebtedness under our U.S. asset based revolving credit facility, which is secured principally by a lien on collateral consisting primarily of inventory and receivables held in the United States, to the extent of the value of the collateral securing such indebtedness. In addition, the 6% senior notes are structurally subordinated to all liabilities of our subsidiaries that do not guarantee the notes including the European Securitization Facility and the guaranteed notes due 2027.

The 6% senior notes may be redeemed, in whole at any time or in part from time to time prior to the date that is 90 days prior to the scheduled maturity date of the notes at a redemption price equal to 100% of the principal amount thereof plus a make-whole premium and accrued and unpaid interest to the redemption date. In addition, the 6% senior notes may be redeemed at any time or in part from time to time after the date that is 90 days prior to the final maturity date of the notes at a redemption price equal to 100% of the principal amount thereof plus accrued and unpaid interest to the redemption date.

8% Senior Notes—On April 8, 2010, LBI Escrow issued $2,250 million of 8% senior secured dollar notes due 2017 (the “8% senior dollar notes”) and €375 million of senior secured euro notes due 2017, (the “8% senior euro notes”). We paid fees of $62 million related to the issuance of these facilities. On April 30, 2010, Lyondell Chemical was merged with and replaced LBI Escrow as issuer of the 8% senior secured notes and borrower under the senior term loan facility.

The 8% senior dollar notes are jointly and severally, and fully and unconditionally guaranteed by LyondellBasell N.V. and, subject to certain exceptions, each existing and future wholly owned U.S. restricted subsidiary of LyondellBasell N.V. (other than Lyondell Chemical, as issuer), other than any such subsidiary that is a subsidiary of a non-U.S. subsidiary (the “Subsidiary Guarantors” and, together with LyondellBasell N.V., the “Guarantors”).

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The 8% senior notes, which mature on November 1, 2017, bear interest at 8% per annum, payable semi-annually in arrears on May 1 and November 1 of each year.

In conjunction with the tender offer described above, all collateral securing the 8% senior notes was released and other provisions in the indenture governing the notes related to restrictive covenants were modified.

The 8% senior notes rank effectively junior in right of payment to any of our secured indebtedness, including indebtedness under our U.S. asset based revolving credit facility, to the extent of the value of the collateral securing such indebtedness. In addition, the 8% senior notes are structurally subordinated to all liabilities of our subsidiaries that do not guarantee the notes.

Lyondell Chemical has the option to redeem up to 10% of the outstanding 8% senior notes annually prior to May 1, 2013 at a redemption price equal to 103% of the principal amount thereof plus accrued and unpaid interest to the redemption date.

In addition, the 8% senior notes are redeemable by Lyondell Chemical in whole at any time or in part from time to time prior to May 1, 2013 at a redemption price equal to 100% of the principal amount thereof plus a make-whole premium and accrued and unpaid interest to the redemption date. On or after May 1, 2013, Lyondell Chemical may redeem all or part of the 8% senior notes at specified redemption premium percentages according to the date the notes are redeemed plus accrued and unpaid interest to the applicable redemption date. The 8% senior notes are redeemable at par on or after May 1, 2016.

The indenture governing the 8% senior notes contains covenants, subject to certain exceptions, that restrict, among other things, debt and lien incurrence; investments; certain restricted payments; sales of assets and mergers; and affiliate transactions.

Under the terms of the indenture governing the 8% senior notes, we are permitted to make unlimited restricted payments at any time as long as both prior to and after giving effect to such payments, Lyondell Chemical’s leverage ratio would not exceed 2.00 to 1.00.

Several of the restrictive covenants would be suspended if we receive an investment grade rating from two rating agencies. The 8% senior notes are not subject to the maintenance of any specific financial covenant.

As described above, in November 2011 we redeemed $1,204 million of our 8% senior dollar notes and €200 million ($274 million) of our 8% senior euro notes. In May 2011, we redeemed $203 million of our 8% senior dollar notes and €34 million ($50 million) of our 8% senior euro notes, equal to 10% of the then outstanding notes, at a redemption price of 103% of par, paying premiums totaling $7 million. In December 2010, we redeemed $225 million of our 8% senior dollar notes and €37.5 million ($50 million) of our 8% senior euro notes equal to 10% of the then outstanding notes, at a redemption price of 103% of par, paying premiums of $8 million collectively. Interest expense in 2011 and the 2010 Successor period reflects the effect of these prepayment premiums.

11% Senior Notes—Pursuant to the Plan of Reorganization, on the Emergence Date, Lyondell Chemical issued 11% senior secured notes due 2018 (the “11% senior notes”) under an indenture of approximately $3,240 million, replacing the DIP Roll-up Notes issued as part of the DIP Term Loan Facility in January 2009. In November 2011, in connection with the tender offer, we redeemed $1,319 million of our 11% senior notes paying premiums and consent fees totaling $188 million and released all collateral securing the notes and amended certain restrictive covenants in the indenture governing the notes.

The 11% senior notes, which mature on May 1, 2018, bear interest at 11% per annum, payable semiannually in arrears on February 1 and August 1 of each year.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The 11% senior notes are guaranteed by the same Guarantors that guarantee the 8% senior notes. The 11% senior notes are redeemable by Lyondell Chemical in whole at any time or in part from time to time prior to May 1, 2013 at a redemption price equal to 100% of the principal amount thereof plus a make-whole premium and accrued and unpaid interest to the redemption date. The 11% senior notes are redeemable at par on or after May 1, 2013.

The indenture governing the 11% senior notes contains covenants, subject to certain exceptions, that restrict, among other things, debt and lien incurrence; investments; certain restricted payments; sales of assets and mergers; and affiliate transactions.

Under the terms of the indenture governing the 11% senior notes, we are permitted to make unlimited restricted payments at any time as long as both prior to and after giving effect to such payments, Lyondell Chemical’s leverage ratio would not exceed 2.00 to 1.00.

Registration Rights Agreements—In connection with the issuance of the 6% senior notes, on November 14, 2011, LyondellBasell N.V. and the U.S. Subsidiary Guarantors entered into a registration rights agreement (the “Registration Rights Agreement”) requiring LyondellBasell N.V. to file and cause to become effective a registration statement with the SEC to register an offer to exchange the 6% senior notes for registered notes with substantially identical terms (other than restrictions on transfer and provisions for additional interest) within one year of November 14, 2011.

Senior Term Loan Facility—On April 8, 2010, LBI Escrow borrowed $500 million under a six-year, $500 million senior term loan facility (the “Senior Term Loan Facility”) and received proceeds, net of discount, of $495 million. We paid fees of $10 million related to the issuance of this facility.

During the 2010 Successor period, we made payments under the Senior Term Loan Facility totaling $495 million, including a $1 million mandatory quarterly amortization payment in September 2010 and $494 million in December 2010. In November 2011, we repaid the remaining $5 million outstanding under this facility. As a result of such repayment the senior term loan facility was terminated.

U.S. ABL Facility—On April 8, 2010, Lyondell Chemical completed the financing of a four-year, $1,750 million U.S. asset-based revolving credit facility (“U.S. ABL Facility”), which may be used for advances or to issue up to $700 million of letters of credit. Lyondell Chemical paid fees of $70 million related to the completion of this financing. Borrowings under the U.S. ABL Facility bear interest at the Base Rate or LIBOR, plus an applicable margin, and the lenders are paid a commitment fee on the average daily unused commitments. On June 2, 2011, we amended our U.S. ABL Facility to, among other things, (i) increase the size of the facility to $2 billion; (ii) extend the maturity date to June 2016; (iii) reduce the applicable margin and commitment fee; and (iv) amend certain covenants and conditions in order to provide additional flexibility. We paid fees of $15 million in connection with this amendment.

At December 31, 2011 and 2010, there were no borrowings outstanding under the U.S. ABL Facility and outstanding letters of credit totaled $262 million and $370 million, respectively. Pursuant to the U.S. ABL facility, Lyondell Chemical could, subject to a borrowing base, borrow up to $1,738 million at December 31, 2011. The borrowing base is determined using formulae applied to accounts receivable and inventory balances. Facility availability is reduced by outstanding letters of credit. Advances under this facility are available to our subsidiaries, Lyondell Chemical, Equistar Chemicals LP, Houston Refining LP, or LyondellBasell Acetyls LLC.

Obligations under the U.S. ABL Facility are guaranteed jointly and severally, and fully and unconditionally, on a senior secured basis, by the guarantors for the 8% senior notes and 11% senior notes (including, Lyondell Chemical and except, in the case of any guarantor that is a borrower under the facility, to the extent of its own obligations in its capacity as a borrower). The borrowers’ obligations under the U.S. ABL Facility and the related guarantees are secured by a first priority lien on all present and after-acquired inventory, accounts receivable, related contracts and other rights, deposit accounts into which proceeds of the foregoing are credited, and books and records related

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

thereto, together with all proceeds of the foregoing, in each case to the extent of the rights, title and interest therein of any ABL borrowers. In November 2011, in connection with the tender offer the second priority lien on the collateral that secured the 8% senior notes and senior term loan facility was released in accordance with terms of the U.S. ABL Facility.

Mandatory prepayments of the loans under the U.S. ABL Facility will be made from net cash proceeds from certain sales of collateral securing the facility and insurance and condemnation awards involving the facility.

In the event excess availability under the U.S. ABL Facility falls below $250 million on any business day, we are required to comply with a minimum fixed charge coverage ratio of not less than 1.00 to 1.00, measured quarterly. The fixed charge coverage ratio is defined in the facility, generally, as the ratio of earnings before interest, taxes, depreciation and amortization less capital expenditures to consolidated interest expense, plus dividends on preferred or other preferential stock, adjusted for relevant taxes, dividends on common stock and scheduled repayments of debt.

Under the terms of the U.S. ABL Facility, we are permitted to make unlimited restricted payments at any time as long as at least 30% of the facility is available both prior to and after giving effect to such payments.

Guaranteed Notes due 2027—LYB Finance Company B.V. has issued $300 million of 8.1% guaranteed notes due March 15, 2027 (the “2027 notes”). Interest is payable semiannually, in arrears, on March 15 and September 15 of each year.

The 2027 notes are guaranteed by LyondellBasell Industries Holdings B.V., a subsidiary of LyondellBasell N.V. The 2027 notes provide certain restrictions with respect to the level of maximum debt that can be incurred and security that can be granted by the operating companies in Italy and The Netherlands that are direct or indirect wholly owned subsidiaries of LyondellBasell Industries Holdings B.V.

The 2027 Notes contain customary provisions for default, including, among others, the non-payment of principal and interest on the 2027 notes, the occurrence of certain defaults under other indebtedness, failure to pay certain indebtedness and the insolvency or bankruptcy of certain LyondellBasell N.V. subsidiaries.

Receivables securitization programs—On January 9, 2009, as a result of the filing for relief under chapter 11 of the U.S. Bankruptcy Code, the $1,150 million accounts receivable sales facility was terminated and repaid in full, using $503 million of the initial proceeds of the DIP Financing.

On May 4, 2010, we refinanced, in full, and replaced our then existing €450 million accounts receivable facility with a new three-year European receivables securitization facility (the “European Securitization Facility”). Transfers of accounts receivable under this program do not qualify as sales; therefore, the transferred accounts receivable and the proceeds received through such transfers are included in Trade receivables, net, and Short-term debt in the Consolidated Balance Sheets. In October 2010, the amounts outstanding under the receivable securitization program were repaid. The lenders receive a commitment fee on the unused commitments. In November 2011, we obtained an amendment to reduce pricing under the European Securitization Facility. Availability under the European Securitization Facility is subject to a borrowing base, net of outstanding borrowings. At December 31, 2011, the borrowing base was €321 million and $14 million (totaling approximately $445 million). There were no outstanding borrowings under this facility at December 31, 2011.

Other—In the twelve months ended December 31, 2011, the eight months ended December 31, 2010, and in the four months ended April 30, 2010, amortization of debt premiums and debt issuance costs resulted in amortization expense of $60 million, $23 million and $307 million, respectively, that was included in interest expense in the Consolidated Statements of Income. For the year ended December 31, 2009, such amortization was $499 million, including adjustments to fair values included in accounting for the acquisition of Lyondell Chemical, and debt issuance costs.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2009, in conjunction with the reclassification of debt to “Liabilities Subject to Compromise,” LyondellBasell AF wrote off the associated unamortized debt issuance costs of $228 million, which are reflected in “Reorganization items” in the Consolidated Statements of Income.

Contractual interest for the Debtors was $914 million for the four-months ended April 30, 2010 and $2,720 million for the year ended December 31, 2009.

Our weighted average interest rate on outstanding short-term debt was 3.9% in 2011, 5% and 9.2% in the 2010 Successor and Predecessor periods, respectively, and 8.8% in 2009.

13. Lease Commitments

We lease office facilities, railcars, vehicles, and other equipment under long-term operating leases. Some leases contain renewal provisions, purchase options and escalation clauses.

The aggregate future estimated payments under these commitments are:

Millions of dollars
2012	$241
2013	211
2014	176
2015	149
2016	82
Thereafter	269

Total minimum lease payments	$1,128

Rental expense for the years ended December 31, 2011, 2010 and 2009 was $288 million, $276 million and $315 million, respectively.

14. Financial Instruments and Derivatives

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

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the pretax effect of settled commodity futures contracts charged directly to income:

	Settled Commodity Contracts
	Year Ended December 31, 2011
Millions of dollars	Gain (Loss) Recognized in Income	Volumes Settled	Volume Unit
Successor
Futures:
Gasoline sales	$20	546	million gallons
Heating oil sales	3	609	million gallons
Butane purchases	(3)	23	million gallons
Crude oil	(6)	197	million gallons

	$14

	May 1 through December 31, 2010
	Gain (Loss) Recognized in Income	Volumes Settled	Volume Unit
Futures:
Gasoline sales	$8	397	million gallons
Heating oil sales	8	349	million gallons
Crude oil	(4)	294	million gallons

	$12

	January 1 through April 30, 2010
	Gain (Loss) Recognized in Income	Volumes Settled	Volume Unit
Predecessor
Futures:
Gasoline sales	$(4)	243	million gallons
Heating oil sales	2	126	million gallons
Crude oil purchases	10	126	million gallons

	$8

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated fair value and notional amounts of our open commodity futures contracts are shown in the table below:

	Open Commodity Contracts
	December 31, 2011
		Notional Amounts
Millions of dollars	Fair Value	Value	Volumes	Volume Unit	Maturity Dates
Futures:
Gasoline sales	$12	$34	12	million gallons	January 2012 - February 2012
Heating oil sales	1	54	19	million gallons	January 2012
Butane purchases	(1)	22	12	million gallons	January 2012 - February 2012

	$12	$110

	December 31, 2010
		Notional Amounts
	Fair Value	Value	Volumes	Volume Unit	Maturity Dates
Futures:
Gasoline sales	$—	$16	7	million gallons	February 2011
Heating oil sales	(1)	54	21	million gallons	February 2011

	$(1)	$70

Foreign Currency Rates—We have significant operations in several countries of which functional currencies are primarily the U.S. dollar for U.S. operations and the Euro for operations in Europe. We enter into transactions denominated in other than our functional currency and the functional currencies of our subsidiaries. As a result, we are exposed to foreign currency risk on receivables and payables. We maintain risk management control systems intended to monitor foreign currency risk attributable to both the outstanding foreign currency balances and future commitments. The risk management control systems involve the centralization of foreign currency exposure management, the offsetting of exposures and the estimating of expected impacts of changes in foreign currency rates on our earnings. We enter into foreign currency spot, forward and swap contracts to reduce the effects of our net currency exchange exposures. At December 31, 2011, foreign currency spot, forward and swap contracts in the notional amount of $726 million, maturing in January 2012, were outstanding. The fair values, based on quoted market exchange rates, resulted in net payables of $12 million and $1 million at December 31, 2011 and 2010, respectively.

For forward contracts that economically hedge recognized monetary assets and liabilities in foreign currencies, no hedge accounting is applied. Changes in the fair value of foreign currency forward contracts are reported in the Consolidated Statements of Income and offset the currency exchange results recognized on the assets and liabilities.

Foreign Currency Gain (Loss)—Other income, net, in the Consolidated Statements of Income reflected a loss of $17 million for 2011, a gain of $18 million for the eight months ended December 31, 2010; losses of $258 million for the four months ended April 30, 2010; and gains of $123 million for the year ended December 31, 2009 related to changes in currency exchange rates.

Interest Rates—Pursuant to the provisions of the Plan of Reorganization, $201 million in liabilities associated with interest rate swaps designated as cash-flow hedges in the notional amount of $2,350 million were discharged on April 30, 2010. The Predecessor Company discontinued accounting for the interest rate swap as a hedge and, in April 2010, $153 million of unamortized loss was released from AOCI and recognized in Interest expense in the Consolidated Statements of Income.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Warrants—As of December 31, 2011 and December 31, 2010, we had warrants to purchase 1,000,223 and 11,508,104 ordinary shares at exercise prices of $13.77 and $15.90 per ordinary share respectively. The warrants have anti-dilution protection for in-kind stock dividends, stock splits, stock combinations and similar transactions, including other than ordinary course dividends, and may be exercised at any time until the close of business on April 30, 2017. As a result of the special dividend declared on November 25, 2011, the exercise price of the warrants was adjusted to $13.77. Upon an affiliate change of control, the holders of the warrants may put the warrants to LyondellBasell N.V. at a price equal to, as applicable, the in-the-money value of the warrants or the Black-Scholes value of the warrants.

In the second quarter of 2011, the Company concluded that market price alone could not be relied upon to substantiate the fair value of the Company’s warrants due to minimal trading activity. As a result, beginning in the third quarter we calculated the fair value of our warrants using the weighted average price of our stock for the last 20 trading days less the warrant exercise price. Accordingly, the warrants are classified as level 2 in the valuation hierarchy.

The fair values of the warrants were determined to be $19 million and $215 million at December 31, 2011 and 2010, respectively.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes financial instruments outstanding as of December 31, 2011 and 2010 that are measured at fair value on a recurring basis and the bases used to determine their fair value in the consolidated balance sheets.

Millions of dollars	Balance Sheet Classification	Notional Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2011:
Assets at fair value:
Derivatives:
Commodities	Prepaid expenses and other current assets	$88	$13	$—	$13	$—

		$88	$13	$—	$13	$—

Liabilities at fair value:
Derivatives:
Commodities	Accrued liabilities	$22	$1	$—	$1	$—
Warrants	Accrued liabilities	14	19	—	19	—
Foreign currency	Accrued liabilities	726	12	—	12	—

		$762	$32	$—	$32	$—

December 31, 2010:
Liabilities at fair value:
Derivatives:
Gasoline and heating oil	Accrued liabilities	$70	$1	$—	$1	$—
Warrants	Accrued liabilities	183	215	215	—	—
Foreign currency	Accrued liabilities	93	1	—	1	—

		$346	$217	$215	$2	$—

The fair value of all non-derivative financial instruments included in current assets, including cash and cash equivalents, restricted cash and accounts receivable, and accounts payable, approximated the applicable carrying value due to the short maturity of those instruments.

There were no financial instruments measured on a recurring basis using Level 3 inputs during the twelve months ended December 31, 2011, the eight months ended December 31, 2010, and the four months ended April 30, 2010.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the pretax effect of derivative instruments charged directly to income:

	Effect of Financial Instruments
	Year ended December 31, 2011
Successor Millions of dollars	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI to Income	Additional Gain (Loss) Recognized in Income	Income Statement Classification
Derivatives not designated as hedges:
Warrants	$—	$—	$(37)	Other income (expense), net
Commodities	—	—	26	Cost of sales
Foreign currency	—	—	(7)	Other income (expense), net

	$—	$—	$(18)

	Effect of Financial Instruments
	May 1 through December 31, 2010
Successor Millions of dollars	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI to Income	Additional Gain (Loss) Recognized in Income	Income Statement Classification
Derivatives not designated as hedges:
Warrants	$—	$—	$(114)	Other income (expense), net
Commodities	—	—	11	Cost of sales
Foreign currency	—	—	(2)	Other income (expense), net

	$—	$—	$(105)

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	January 1 through April 30, 2010
Predecessor Millions of dollars	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI to Income	Additional Gain (Loss) Recognized in Income	Income Statement Classification
Derivatives designated as cash-flow
hedges:
Interest rate	$—	$(17)	$—	Interest expense

Derivatives not designated as hedges:
Commodities	—	—	6	Cost of sales
Foreign currency	—	—	8	Other income (expense), net

	—	—	14

	$—	$(17)	$14

Non-derivatives designated as hedges of
foreign currency:
Net foreign investment –
8.1% Guaranteed Notes due 2027	$(24)	$—	$—
8.375% Senior Notes due 2015	(20)	—	—

	$(44)	$—	$—

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Effect of Financial Instruments
	Year Ended December 31, 2009
Predecessor Millions of dollars	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI to Income	Additional Gain (Loss) Recognized in Income	Income Statement Classification
Derivatives designated as cash-flow hedges:
Commodities	$—	$50	$—	Cost of sales
Cross-currency interest rate	23	23	—	Other income (expense), net
Interest rate	(5)	(31)	—	Interest expense

	18	42	—

Derivatives not designated as hedges:
Commodities	—	—	36	Cost of sales
Foreign currency	—	—	(15)	Other income (expense), net
Stock option plans	—	—	(3)	Other income (expense), net

	—	—	18

	$18	$42	$18

Non-derivatives designated as hedges of foreign currency:
Net foreign investment –
8.1% Guaranteed Notes due 2027	$9	$—	$—
8.375% Senior Notes due 2015	8	—	—

	$17	$—	$—

The carrying value and the estimated fair value of our non-derivative financial instruments are shown in the table below:

	December 31, 2011		December 31, 2010
Millions of dollars	Carrying Value	Fair Value	Carrying Value	Fair Value
Short and long-term debt, including current maturities	$4,026	$4,294	$6,079	$6,819

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the bases used to measure certain liabilities at fair value which are recorded at historical cost or amortized cost, in the Consolidated Balance Sheet:

		Fair Value Measurement
Millions of dollars	Carrying Value December 31, 2011	Fair Value December 31, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Short term and long-term debt, including current maturities	$4,026	$4,294	$—	$4,253	$41

The following table is a reconciliation of the beginning and ending balances of Level 1, Level 2 and Level 3 inputs for financial instruments measured at fair value on a recurring basis:

Millions of dollars	Fair Value Measurement Using Quoted prices in active markets for identical assets (Level 1)	Fair Value Measurement Using Significant Other Observable Inputs (Level 2)	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
Balance at January 1, 2011	$215	$—	$—
Purchases, sales, issuances, and settlements	(49)	(184)	—
Transfers in and/or out of Levels 1 and 2	(225)	225	—
Total gains or losses (realized/unrealized)	59	(22)	—

Balance at December 31, 2011	$—	$19	$—

Balance at May 1, 2010	$—	$—	$101
Transfers in and/or out of Levels 1 and 3	84	—	(84)
Total gains or losses (realized/unrealized)	131	—	(17)

Balance at December 31, 2010	$215	$—	$—

For liabilities classified as Level 1, the fair value is measured using quoted prices in active markets. The total fair value is either the price of the most recent trade at the time of the market close or the official close price, as defined by the exchange in which the asset is most actively traded on the last trading day of the period, multiplied by the number of units held without consideration of transaction costs. For liabilities classified as Level 2, fair value is based on the price a market participant would pay for the security, adjusted for the terms specific to that asset and liability. Broker quotes were obtained from well established and recognized vendors of market data for debt valuations. The inputs for liabilities classified as Level 3 reflect our assessment of the assumptions that a market participant would use in determining the price of the asset or liability, including our liquidity risk at December 31, 2011.

The fair values of Level 3 instruments are determined using pricing data similar to that used in Level 2 financial instruments described above, and reflect adjustments for less liquid markets or longer contractual terms. For these

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

15. Pension and Other Post-retirement Benefits

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

For 2011, the actual return on U.S. plan assets was a loss of 0.76% and was a gain of 3.82% for non-U.S. plan assets.

Under the Plan of Reorganization, except with respect to the U.S. Supplemental Executive Retirement Plans, all benefit plans and collective bargaining agreements remained in force subsequent to the Debtors’ emergence from chapter 11 proceedings. Accordingly, approximately $854 million of pension and other post-retirement benefit liabilities were reclassified from liabilities subject to compromise to current or long-term liabilities, as appropriate, upon emergence from bankruptcy (see Note 23).

The U.S. bankruptcy court approved the termination of the U.S. Supplemental Executive Retirement Plans as of January 6, 2009. The termination of these plans resulted in a gain of $4 million. Due to the bankruptcy, no benefits were paid as a result of the plan termination. The beneficiaries of these plans had outstanding claims of $48 million, $8 million of which is related to non-U.S. employees, filed with the bankruptcy court. The liability balance for these claims was discharged pursuant to the Plan of Reorganization (see Note 23).

In 2011, settlements of $31 million in the U.S. plans reflected payments of lump sum benefits in the Consolidated Pension Plan and resulted in a loss of $6 million. In 2010, settlements of $15 million in the U.S. plans reflected payments of lump sum benefits in the Pension Plans for Eligible Hourly Non-Represented Employees of Equistar Chemicals, LP and Houston Refining LP Retirement Plan for Eligible Hourly Non-Represented Employees and resulted in a loss of $1 million.

A reduction in expected years of future service due to the headcount reduction program resulted in a $5 million curtailment charge in 2009 related to the following U.S. plans: LyondellBasell Retirement Plan, Equistar Chemicals, LP Retirement Plan and Basell Retirement Income Plan.

Divestitures—In December 2010, we sold our Flavors & Fragrance chemicals business. The plan and related obligations covering the retired employees of the business were retained by LyondellBasell N.V. As a result of this divestiture, the accumulated benefit obligation related to the plan decreased by approximately $4 million, resulting in a curtailment. The gain associated with the curtailment was not recognized in 2010 since it does not exceed the unrecognized net loss existing under the plan.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides a reconciliation of projected benefit obligations, plan assets and the funded status of our U.S. and non-U.S. defined benefit pension plans:

	U.S. Plans
	Successor		Predecessor
Millions of dollars	Year Ended December 31, 2011	May 1 through December 31, 2010	January 1 through April 30, 2010
Change in benefit obligation:
Benefit obligation, beginning of period	$1,834	$1,730	$1,747
Service cost	40	29	14
Interest cost	91	62	31
Actuarial loss	239	113	—
Benefits paid	(106)	(86)	(22)
Settlement	(31)	(15)	—
Curtailment	—	1	—

Benefit obligation, end of period	2,067	1,834	1,770

Change in plan assets:
Fair value of plan assets, beginning of period	1,210	1,194	1,152
Actual return on plan assets	(18)	95	55
Company contributions	472	22	9
Benefits paid	(106)	(86)	(22)
Settlement	(31)	(15)	—

Fair value of plan assets, end of period	1,527	1,210	1,194

Funded status of continuing operations, end of period	$(540)	$(624)	$(576)

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Non-U.S. Plans
	Successor		Predecessor
Millions of dollars	Year Ended December 31, 2011	May 1 through December 31, 2010	January 1 through April 30, 2010
Change in benefit obligation:
Benefit obligation, beginning of period	$1,099	$1,064	$1,031
Transfer to pension from Other Postretirement Benefits	—	30	—
Service cost	29	19	9
Interest cost	56	34	17
Actuarial (gain) loss	(21)	(37)	94
Plan amendments	14	10	—
Benefits paid	(54)	(34)	(19)
Participant contributions	3	2	1
Curtailment	(1)	—	(1)
Foreign exchange effects	(31)	11	(66)
Net transfer (out)/in (including the effect of any business combinations/divestitures)	(1)	—	6

Benefit obligation, end of period	1,093	1,099	1,072

Change in plan assets:
Fair value of plan assets, beginning of period	550	512	486
Actual return on plan assets	16	23	25
Company contributions	54	41	27
Benefits paid	(54)	(34)	(19)
Participant contributions	3	2	1
Foreign exchange effects	(15)	6	(26)

Fair value of plan assets, end of period	554	550	494

Funded status of continuing operations, end of period	$(539)	$(549)	$(578)

	$000,000	$000,000	$000,000	$000,000
	December 31, 2011		December 31, 2010
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Amounts recognized in the Consolidated
Balance Sheets consist of:
Prepaid benefit cost	$—	$47	$—	$19
Accrued benefit liability, current	—	(22)	—	(33)
Accrued benefit liability, long-term	(540)	(564)	(624)	(535)

Funded status, December 31	$(540)	$(539)	$(624)	$(549)

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	$,000000	$,000000	$,000000	$,000000
	December 31, 2011		December 31, 2010
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Amounts recognized in the Accumulated
Other Comprehensive Income:
Actuarial and investment loss (gain)	$433	$(40)	$78	$(40)
Prior service cost (credit)	—	21	—	10
Amortization or settlement recognition of net loss	—	—	(1)	—

Balance at December 31	$433	$(19)	$77	$(30)

The following additional information is presented for our U.S. and non-U.S. pension plans as of December 31:

	00000000000	00000000000	00000000000	00000000000
	December 31, 2011		December 31, 2010
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Accumulated benefit obligation for defined benefit plans, December 31	$2,041	$1,016	$1,815	$1,013

Pension plans with projected benefit obligations in excess of the fair value of assets are summarized as follows at December 31:

	$0000000	$0000000	$0000000	$0000000
	December 31, 2011		December 31, 2010
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Projected benefit obligations	$2,067	$846	$1,834	$832
Fair value of assets	1,527	259	1,210	263

Pension plans with accumulated benefit obligations in excess of the fair value of assets are summarized as follows at December 31:

	$,000000000	$,000000000	$,000000000	$,000000000
	December 31, 2011		December 31, 2010
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Accumulated benefit obligations	$2,041	$720	$1,815	$712
Fair value of assets	1,527	162	1,210	173

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides the components of net periodic pension costs:

	U.S. Plans
	Successor		Predecessor
Millions of dollars	For the Year Ended December 31, 2011	May 1 through December 31, 2010	January 1 through April 30, 2010	For the Year Ended December 31, 2009
Net Periodic Pension Cost:
Service cost	$40	$29	$14	$50
Interest cost	91	62	31	90
Actual return on plan assets	18	(95)	(55)	(215)
Less – return in excess of (less than) expected return	(123)	35	24	125

Expected return on plan assets	(105)	(60)	(31)	(90)
Settlement and curtailment loss (gain)	6	2	—	2
Prior service cost (benefit) amortization	—	—	(4)	(14)
Actuarial and investment loss amortization	—	—	8	27

Net periodic benefit cost (benefit)	$32	$33	$18	$65

	Non-U.S. Plans
	Successor		Predecessor
Millions of dollars	For the Year Ended December 31, 2011	May 1 through December 31, 2010	January 1 through April 30, 2010	For the Year Ended December 31, 2009
Net Periodic Pension Cost:
Service cost	$29	$19	$9	$28
Interest cost	56	34	17	53
Actual return on plan assets	(16)	(23)	(25)	(31)
Less – return in excess of (less than) expected return	(18)	3	15	3

Expected return on plan assets	(34)	(20)	(10)	(28)
Settlement and curtailment (gain) loss	(3)	—	(1)	(2)
Prior service cost (benefit) amortization	3	—	—	8
Actuarial and investment loss (gain) amortization	—	—	1	(3)
Other	—	—	1	—

Net periodic benefit cost (benefit)	$51	$33	$17	$56

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our goal is to manage pension investments over the longer term to achieve optimal returns with an acceptable level of risk and volatility. The assets are externally managed by professional investment firms and performance is evaluated continuously against specific benchmarks.

The actual and target asset allocation for our plans are as follows:

	2011		2010
Millions of dollars	Actual	Target	Actual	Target
Canada
Equity securities	61%	60%	60%	60%
Fixed income	39%	40%	40%	40%
United Kingdom - Lyondell Chemical Plans
Equity securities	48%	50%	52%	50%
Fixed income	52%	50%	48%	50%
United Kingdom - Basell Plans
Equity securities	58%	60%	59%	60%
Fixed income	42%	40%	41%	40%
United States
Equity securities	58%	55%	65%	65%
Fixed income	35%	30%	30%	30%
Alternatives	7%	15%	5%	5%
Netherlands - Lyondell Chemical Plans (a)
Equity securities	18%	50%	16%	50%
Fixed income	82%	50%	84%	50%
Netherlands - Basell Plans
Equity securities	10%	18%	19%	18%
Fixed income	90%	82%	81%	82%

(a)	Market conditions constrain our ability to reallocate to target.

We estimate the following contributions to our pension plans in 2012:

	$000,000	$000,000
Millions of dollars	U.S.	Non-U.S.
Defined benefit plans	$97	$54
Multi-employer plans	—	7

Total	$97	$61

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2011, future expected benefit payments by our pension plans which reflect expected future service, as appropriate, were as follows:

	$000,000	$000,000
Millions of dollars	U.S.	Non-U.S.
2012	$123	$50
2013	117	58
2014	122	63
2015	132	73
2016	131	71
2017 through 2021	726	351

The following table sets forth the principal assumptions on discount rates, projected rates of compensation increase and expected rates of return on plan assets, where applicable. These assumptions vary for the different plans, as they are determined in consideration of the local conditions.

The assumptions used in determining the net benefit liabilities for our pension plans were as follows at December 31:

	2011		2010
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Weighted average assumptions:
Discount rate	4.07%	4.83%	5.18%	4.97%
Rate of compensation increase	4.00%	3.17%	4.00%	3.27%

The assumptions used in determining net benefit costs for our pension plans were as follows:

	Successor				Predecessor
	For the Year Ended December 31, 2011		May 1 through December 31, 2010		January 1 through April 30, 2010		For the Year Ended December 31, 2009
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Weighted average assumptions for the year:
Discount rate	5.18%	4.97%	5.68%	4.82%	5.75%	5.50%	6.00%	5.73%
Expected return on plan assets	8.00%	6.21%	8.00%	6.24%	8.00%	6.52%	8.00%	5.78%
Rate of compensation increase	4.00%	3.27%	4.00%	3.26%	4.00%	3.08%	4.45%	3.25%

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

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our pension plans have not invested in securities of LyondellBasell N.V., and there have been no significant transactions between any of the pension plans and the Company or related parties thereof.

In accordance with ASC 820, Fair Value Measurements and Disclosures, fair value measurements are classified using the following hierarchy:

Level 1 – Quoted prices for identical instruments in active markets.

Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs or significant value-drivers are observable in active markets.

Level 3 – Model-derived valuations in which one or more significant inputs or significant value-drivers are unobservable.

When available, quoted market prices are used to determine fair value and such measurements are classified within Level 1. In some cases where market prices are not available, observable market based inputs are used to calculate fair value, in which case the measurements are classified within Level 2. If quoted or observable market prices are not available, fair value is based upon internally-developed models that use, where possible, current market-based parameters such as interest rates, yield curves and currency rates. These measurements are classified within Level 3.

Fair value measurements are classified according to the lowest level input or value-driver that is significant to the valuation. A measurement may therefore be classified within Level 3 even though there may be significant inputs that are readily observable.

The major classes of the pension assets are measured at fair value using the following valuation methodologies:

Common and preferred stock – Valued at the closing price reported on the active market on which the individual securities are traded.

Fixed income securities – Certain securities are valued at the closing price reported on the active market on which the individual securities are traded. Other securities are valued based on yields currently available on comparable securities of issuers with similar credit ratings.

Commingled funds – Valued based upon the unit values of such collective trust funds held at year end by the pension plans. Unit values are based on the fair value of the underlying assets of the fund derived from inputs principally from, or corroborated by, observable market data by correlation or other means.

Real estate – Valued on the basis of a discounted cash flow approach, which includes the future rental receipts, expenses, and residual values as the highest and best use of the real estate from a market participant view as rental property.

Hedge funds – Valued based upon the unit values of such alternative investments held at year end by the pension plans. Unit values are based on the fair value of the underlying assets of the fund derived from inputs principally from, or corroborated by, observable market data by correlation or other means.

Convertible securities – Valued at the quoted prices for similar assets or liabilities in active markets.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. government securities – Certain securities are valued at the closing price reported on the active market on which the individual securities are traded. Other securities are valued based on yields currently available on comparable securities of issuers with similar credit ratings.

Cash and cash equivalents – Valued at the quoted prices for similar assets or liabilities in active markets.

John Hancock group annuity contract – Valued at fair value by discounting the related cash flows based on current yields of similar instruments with comparable durations considering the credit-worthiness of the issuer.

Metropolitan Life Insurance guaranteed investment group annuity contract – Valued at fair value as calculated by the Company. The market value of the GIC is estimated as the present value of its future expected cash flows, discounted at an appropriate interest rate.

The pension investments that are measured at fair value as of December 31, 2011 are summarized below:

	U.S. Pension Basis of Fair Value Measurement
Millions of dollars	Balance at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S.
Common and preferred stock
Domestic	$335	$335	$—	$—
International	20	20	—	—
Fixed income securities
Mortgage-backed securities	15	—	15	—
Asset-backed securities	3	—	3	—
Corporate bonds	127	—	127	—
Municipal bonds	6	—	6	—
Foreign government issued bonds	10	—	10	—
Commingled funds
Domestic equity	130	130	—	—
International equity	397	397	—	—
Fixed income	185	—	185	—
Real estate	50	—	—	50
Hedge funds (a)	40	—	—	40
Convertible securities	1	—	1	—
U.S. government securities
Agency securities	42	—	42	—
U.S. Treasury securities	58	58	—	—
Cash and cash equivalents	93	93	—	—
John Hancock GACs	5	—	—	5
Metropolitan Life Insurance GIC	16	—	—	16

Total U.S. Pension Assets	$1,533	$1,033	$389	$111

(a)	This class includes approximately 51% investments in credit, long/short equity, and event-driven strategies, as well as special situations, and approximately 49% investments in fixed income-oriented, event-driven and macro strategies.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Non-U.S. Pension Basis of Fair Value Measurement
Millions of dollars	Balance at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Non-U.S.
Common stock	$190	$190	$—	$—
Fixed income securities	351	—	351	—
Cash and cash equivalents	13	13	—	—

Total Non-U.S. Pension Assets	$554	$203	$351	$—

The pension investments that are measured at fair value as of December 31, 2010 are summarized below:

	U.S. Pension Basis of Fair Value Measurement
Millions of dollars	Balance at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S.
Common and preferred stock
Domestic	$346	$346	$—	$—
International	27	27	—	—
Fixed income securities
Mortgage-backed securities	19	—	19	—
Asset-backed securities	4	—	4	—
Corporate bonds	111	—	111	—
Municipal bonds	6	—	6	—
Foreign government issued bonds	3	—	3	—
Commingled funds
Domestic equity	110	110	—	—
International equity	323	323	—	—
Fixed income	92	—	92	—
Real estate	42	—	—	42
Convertible investments	1	—	1	—
U.S. government securities
Agency securities	62	—	62	—
U.S. Treasury securities	41	41	—	—
Cash and cash equivalents	32	32	—	—
John Hancock GACs	5	—	—	5
Metropolitan Life Insurance GIC	18	—	—	18

Total U.S. Pension Assets	$1,242	$879	$298	$65

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Non-U.S. Pension Basis of Fair Value Measurement
Millions of dollars	Balance at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Non-U.S.
Common stock	$187	$187	$—	$—
Fixed income securities	340	—	340	—
Cash and cash equivalents	19	19	—	—

Total Non-U.S. Pension Assets	$546	$206	$340	$—

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth a summary of changes in the fair value of the level 3 plan assets for the years ended December 31, 2011 and 2010:

	$000,000	$000,000	$000,000	$000,000	$000,000
	U.S. Pension Level 3 Assets
Millions of dollars	Real estate	Hedge funds	Metropolitan Life GIC	John Hancock GACs	Total
Predecessor
Balance at December 31, 2009	$36	$—	$15	$5	$56
Realized gain	1	—	1	—	2
Unrealized loss relating to instruments still held at the reporting date	(2)	—	—	—	(2)
Purchases, sales, issuances and settlements (net)	1	—	—	—	1

Balance at April 30, 2010	$36	$—	$16	$5	$57

Successor
Balance at May 1, 2010	$36	$—	$16	$5	$57
Realized gain	1	—	1	—	2
Unrealized gain relating to instruments still held at the reporting date	4	—	1	—	5
Purchases, sales, issuances and settlements (net)	1	—	—	—	1

Balance at December 31, 2010	42	—	18	5	65
Realized gain	2	—	1	—	3
Unrealized gain (loss) relating to instruments still held at the reporting date	6	(1)	(3)	—	2
Purchases, sales, issuances and settlements
Purchases	1	41	—	—	42
Sales	(1)	—	—	—	(1)

Balance at December 31, 2011	$50	$40	$16	$5	$111

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value measurements of the investments in certain entities that calculate net asset value per share as of December 31, 2011 are as follows:

Millions of dollars	Fair Value	Unfunded Commitments	Remaining Life	Redemption Frequency (if currently eligible)	Trade to Settlement Terms	Redemption Notice Period
Commingled fund investing in Domestic Equity	$130	—	N/A	daily, pending market condition	1 to 3 days	N/A
Commingled fund investing in International Equity	397	—	N/A	daily, pending market condition	1 to 3 days	N/A
Commingled fund investing in Fixed Income	185	—	N/A	daily, pending market condition	1 to 3 days	N/A
Hedge Funds	40	—	N/A	daily, pending market condition	1 to 3 days	N/A

Total	$752

The preceding methods described may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

Multi-employer Plan—The Company participates in a multi-employer plan Pensionskasse der BASF WaG V.VaG, which provides for benefits to the majority of our employees in Germany. Up to a certain salary level, the benefit obligations are covered by contributions of the Company and the employees to the plan.

The following table provides disclosure related to the Company’s multi-employer plan:

	Company Contributions
Millions of dollars	2011	2010	2009
Pensionskasse der BASF WaG V.VaG (a)	$7	$7	$26

(a)	The plan information for the Pensionskasse der BASF WaG V.VaG is not publicly available and the plan is not subject to a collective-bargaining agreement. The plan provides fixed, monthly retirement payments on the basis of the credits earned by the participating employees. To the extent that the plan is underfunded, the future contributions to the plan may increase and may be used to fund retirement benefits for employees related to other employers. The Pensionskasse der BASF WaG V.VaG’s financial statements for the years ended December 31, 2010 and 2009 indicated total assets of $7,850 million and $7,633 million, respectively; total actuarial present value of accumulated plan benefits of $7,383 million and $7,246 million, respectively; and total contributions for all participating employers of $203 million and $581 million, respectively. Our plan contributions do not exceed 5 percent of the total contributions in 2011, 2010, or 2009. The plan’s financial statements for the plan years ended December 31, 2010 and 2009 indicate that the plan was overfunded in both years.

Other Postretirement Benefits—We sponsor unfunded health care and life insurance plans covering certain eligible retired employees and their eligible dependents. Generally, the medical plans pay a stated percentage of medical expenses reduced by deductibles and other coverage. Life insurance benefits are generally provided by insurance contracts. We retain the right, subject to existing agreements, to modify or eliminate these benefits.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides a reconciliation of benefit obligations of our unfunded other postretirement benefit plans:

	U.S. Plans
	Successor		Predecessor
Millions of dollars	For the Year Ended December 31, 2011	May 1 through December 31, 2010	January 1 through April 30, 2010
Change in benefit obligation:
Benefit obligation, beginning of period	$310	$292	$308
Service cost	4	4	2
Interest cost	18	11	5
Plan amendments	(1)	—	—
Actuarial loss (gain)	27	22	(15)
Benefits paid	(30)	(21)	(11)
Medicare subsidies	1	—	—
Participant contributions	9	6	3
Net transfer out (including the effect of any business combinations/divestitures)	—	(4)	—

Benefit obligation, end of period	338	310	292

Change in plan assets:
Fair value of plan assets, beginning of period	—	—	—
Employer contributions	20	15	8
Participant contributions	9	6	3
Benefits paid	(30)	(21)	(11)
Medicare subsidies	1	—	—

Fair value of plan assets, end of period	—	—	—

Funded status, end of period	$(338)	$(310)	$(292)

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Non-U.S. Plans
	Successor		Predecessor
Millions of dollars	For the Year Ended December 31, 2011	May 1 through December 31, 2010	January 1 through April 30, 2010
Change in benefit obligation:
Benefit obligation, beginning of period	$22	$53	$45
Transfer to pension from Other Postretirement Benefits	—	(30)	—
Service cost	1	—	—
Interest cost	1	1	1
Actuarial loss (gain)	3	(2)	10
Benefits paid	—	—	(1)
Foreign exchange effects	(1)	—	(2)

Benefit obligation, end of period	26	22	53

Change in plan assets:
Fair value of plan assets, beginning of period	—	—	—
Employer contributions	—	—	1
Benefits paid	—	—	(1)

Fair value of plan assets, end of period	—	—	—

Funded status, end of period	$(26)	$(22)	$(53)

	$000,000	$000,000	$000,000	$000,000
	December 31, 2011		December 31, 2010
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Amounts recognized in the Consolidated
Balance Sheets consist of:
Accrued benefit liability, current	$(20)	$(1)	$(21)	$(1)
Accrued benefit liability, long-term	(318)	(25)	(289)	(21)

Funded status, December 31	$(338)	$(26)	$(310)	$(22)

	$000,000	$000,000	$000,000	$000,000
	December 31, 2011		December 31, 2010
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Amounts recognized in the Accumulated
Other Comprehensive Income:
Actuarial and investment loss (gain)	$46	$—	$18	$(2)
Prior service cost (credit)	(1)	—	—	—

Balance at December 31	$45	$—	$18	$(2)

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides the components of net periodic other postretirement benefit costs:

	U.S. Plans
	Successor		Predecessor
Millions of dollars	For the Year Ended December 31, 2011	May 1 through December 31, 2010	January 1 through April 30, 2010	For the Year Ended December 31, 2009
Net Periodic Other Postretirement Cost:
Service cost	$4	$3	$2	$5
Interest cost	18	11	5	18
Prior service cost (benefit) amortization	—	—	(3)	(7)
Actuarial gain amortization	—	—	—	(1)

Net periodic benefit cost	$22	$14	$4	$15

	Non-U.S. Plans
	Successor		Predecessor
Millions of dollars	For the Year Ended December 31, 2011	May 1 through December 31, 2010	January 1 through April 30, 2010	For the Year Ended December 31, 2009
Net Periodic Other Postretirement Cost:
Service cost	$1	$—	$—	$—
Interest cost	1	1	1	2

Net periodic benefit cost	$2	$1	$1	$2

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the assumed health care cost trend rates at December 31:

	00000000	00000000
	U.S. Plans
	2012	2011
Assumed heath care trend rate:
Immediate trend rate	8.2%	9.1%
Ultimate trend rate (the rate to which the cost trend rate is assumed to decline)	4.5%	5.0%
Year that the rate reaches the ultimate trend rate	2027	2026

	00000000	00000000	00000000	00000000
	Non-U.S. Plans
	Canada		France
	2012	2011	2012	2011
Assumed heath care trend rate:
Immediate trend rate	8.0%	8.5%	2.0%	3.5%
Ultimate trend rate (the rate to which the cost trend rate is assumed to decline)	5.0%	5.0%	—	—
Year that the rate reaches the ultimate trend rate	2018	2018	—	—

The health care cost trend rate assumption does not have a significant effect on the amounts reported due to limits on maximum contribution levels to the medical plans. To illustrate, increasing or decreasing the assumed health care cost trend rates by one percentage point in each year would change the accumulated other postretirement benefit liability as of December 31, 2011 by less than $1 million for both U.S. and non-U.S. plans and would not have a material effect on the aggregate service and interest cost components of the net periodic other postretirement benefit cost for the year then ended.

The assumptions used in determining the net benefit liabilities for our other postretirement benefit plans were as follows at December 31:

	0000000000	0000000000	0000000000	0000000000
	2011		2010
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Weighted average assumptions:
Discount rate	3.98%	5.03%	5.00%	5.36%
Rate of compensation increase	4.00%	3.00%	4.00%	3.52%

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The assumptions used in determining the net benefit costs for our other postretirement benefit plans were as follows:

	Successor				Predecessor
	For the Year Ended December 31, 2011		May 1 through December 31, 2010		January 1 through April 30, 2010		For the Year Ended December 31, 2009
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Weighted average assumptions for the year:
Discount rate	5.00%	5.36%	5.73%	5.22%	5.75%	5.46%	6.00%	5.73%
Rate of compensation increase	4.00%	3.52%	4.00%	3.46%	4.00%	3.58%	4.45%	3.25%

As of December 31, 2011, future expected benefit payments by our other postretirement benefit plan, which reflect expected future service, as appropriate, were as follows:

	00000000	00000000
Millions of dollars	U.S.	Non-U.S.
2012	$21	$1
2013	21	1
2014	21	1
2015	22	1
2016	22	1
2017 through 2021	119	6

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accumulated Other Comprehensive Income—The following pre-tax amounts were recognized in accumulated other comprehensive income as of and for the year ended December 31, 2011:

	Pension Benefits		Other Benefits
	Actuarial	Prior Service	Actuarial	Prior Service
Millions of dollars	(Gain) Loss	Cost (Credit)	(Gain) Loss	Cost (Credit)
Predecessor
December 31, 2009	$581	$(124)	$3	$(76)
Arising during the period	64	—	(5)	—
(Gain) loss due to settlements and curtailments	(10)	5	—	3

April 30, 2010	$635	$(119)	$(2)	$(73)

Successor
May 1, 2010	$—	$—	$—	$—
Arising during the period	38	10	16	—
Gain due to settlements and curtailments	(1)	—	—	—

December 31, 2010	37	10	16	—
Arising during the period	362	12	26	3
Gain due to settlements and curtailments	(6)	(1)	—	—

December 31, 2011	$393	$21	$42	$3

Deferred income taxes related to amounts in accumulated other comprehensive income include provisions of $158 million and $30 million as of December 31, 2011 and 2010, respectively. In connection with application of fresh-start accounting, on May 1, 2010 all gains and losses in OCI and the related deferred income were written off.

At December 31, 2011, AOCI included $22 million of net actuarial and investment loss related to U.S. pension plans and $4 million of prior service cost and $1 million of net actuarial and investment gain related to non-U.S. pension plans that are expected to be recognized as a component of net periodic benefit cost in 2012. At December 31, 2011, AOCI included $1 million of net actuarial and investment loss related to U.S. other postretirement benefits that are expected to be recognized in net periodic benefit cost in 2012. There are no amounts in AOCI at December 31, 2011 for non-U.S. other postretirement benefits expected to be recognized in net periodic benefit cost in 2012.

Pension Claim—Two legacy Basell subsidiaries, Basell UK Ltd and Basell Polyolefins UK Ltd were subject to a claim totaling £40.8 million ($70.4 million) related to exit fees charged by two UK pension funds of a former shareholder. The claims were made following the termination of the membership of these two subsidiaries in these funds in connection with the 2005 acquisition of Basell by Access. These claims were net settled with the two pension funds for £17 million ($32.1 million) on August 20, 2008. LyondellBasell AF subsequently initiated arbitration proceedings against its former shareholder for indemnification of the net settlement amount. These proceedings were settled in October 2009 for £9.5 million ($15.7 million), which amount was recognized in the 2009 Consolidated Statement of Income.

Defined Contribution Plans—Employees in the U.S. are eligible to participate in defined contribution plans (“Employee Savings Plans”) by contributing a portion of their compensation. We match a part of the employees’ contribution. The Predecessor had temporarily suspended contributions beginning in March 2009 as a result of

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

filing voluntary petitions for reorganization under chapter 11 of the U.S. Bankruptcy Code. In May 2010, we resumed matching contributions under the Employee Savings Plans. Contributions to these plans were $30 million in 2011, which included a one-time special contribution of $5 million, $17 million in 2010, and $8 million in 2009.

16. Incentive and Share-Based Compensation

Medium-Term Incentive Plan

Upon emergence from chapter 11 proceedings, we replaced the Predecessor Company’s Management Incentive Plan with the Medium-Term Incentive Plan (“MTI”). The MTI is designed to link the interests of senior management with the interests of shareholders by tying incentives to measurable corporate performance. The MTI plans for 2011 and 2010 provide payouts based on our return on assets and cost improvements over the three year calendar period for each plan. Benefits under the MTI plans will vest on the date following December 31st of the third year, on which the Compensation Committee of the Supervisory Board certifies the performance results and will be paid by March 31st following the end of the performance cycle. The MTI provides for an accelerated pro-rata payout in the event of a change in control of the Company. The MTI, which is accounted for as a liability award, is classified in Other liabilities on the Consolidated Balance Sheets. We recorded compensation expense of $15 million for the year ended December 31, 2011, and $4 million for the eight months ended December 31, 2010, based on the expected achievement of performance results.

Long-Term Incentive Plan

Upon the Debtors’ emergence from chapter 11 proceedings, we created the 2010 Long-Term Incentive Plan (“LTI”). Under the LTI, the Compensation Committee is authorized to grant restricted stock, restricted stock units, stock options, stock appreciation rights and other types of equity-based awards. The Compensation Committee determines the recipients of the equity awards, the type of award made, the required performance measures, and the timing and duration of each grant. The maximum number of shares of LyondellBasell N.V. stock reserved for issuance under the LTI is 22,000,000. In connection with the Debtors’ emergence from bankruptcy, awards were granted to our senior management and we have since granted awards for new hires and promotions. As of December 31, 2011, there were 9,706,880 shares remaining available for issuance.

The LTI awards resulted in compensation expense of $30 million for the year ended December 31, 2011, $22 million for the eight months ended December 31, 2010, and $24 million for the four months ended April 30, 2010. The tax benefits were $10 million for the year ended December 31, 2011, $8 million for the eight months ended December 31, 2010, and $8 million for the four months ended April 30, 2010.

Restricted Stock Units—Restricted stock units entitle the recipient to be paid out an equal number of ordinary shares on the fifth anniversary of the grant date, subject to forfeiture in the event of certain termination events. Restricted stock units are accounted for as an equity award with compensation cost recognized ratably over the vesting period. The holders of the restricted stock units are entitled to dividend equivalents to be settled no later than March 15th following the year in which dividends are paid, as long as the participant is in full employment at the time of payment. In 2011, there were dividend equivalent payments of $0.10, $0.20, $0.25 and a special $4.50 dividend to all employees who had restricted stock units.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes restricted stock unit activity for the year ended December 31, 2011 and the eight months ended December 31, 2010 in thousands of units:

	000000000	000000000
	Number of Units	Weighted- average price
Outstanding at May 1, 2010	—	$—
Granted	2,037	17.65
Paid	(4)	17.61
Forfeited	(159)	17.61

Outstanding at December 31, 2010	1,874	17.65
Granted	210	32.07
Paid	(19)	17.79
Forfeited	(60)	18.79

Outstanding at December 31, 2011	2,005	$19.13

For the year ended December 31, 2011, the compensation expense related to the outstanding restricted stock units was $7 million and the related tax benefit was $2 million. For the eight months ended December 31, 2010, the compensation expense was $5 million and the related tax benefit was $1 million. Total dividend equivalents paid during 2011 was $9 million. As of December 31, 2011, the unrecognized compensation cost related to restricted stock units was $26 million, which is expected to be recognized over a weighted-average period of 4 years.

Stock Options—Stock options are granted with an exercise price equal to the market price of our ordinary shares at the date of grant. The stock options are accounted for as an equity award with compensation cost recognized using the graded vesting method. We issued certain stock options to purchase 1% of the number of common stock shares outstanding at the Debtors’ emergence from bankruptcy. These options vest in five equal, annual installments beginning on May 14, 2009 and may be exercised for a period of seven years following the grant date at a price of $17.61 per share, the fair value of the Company’s common stock based on its reorganized value at the date of emergence. All other stock options granted before May 4, 2011 vest in equal increments on the second, third and fourth anniversary of the grant date and have a contractual term of ten years, with accelerated vesting upon death, disability, or change in control. Options granted after May 4, 2011 vest in equal increments on the first, second and third anniversary of the grant date and have a contractual term of ten years, with accelerated vesting upon death, disability, or change in control. Exercise prices range from $11.95 to $40.00.

On November 25, 2011, the Management Board of the Company, with the authorization of the Company’s Supervisory Board, declared a special dividend of $4.50 per share to all shareholders of record on November 25, 2011. The special dividend was paid on December 16, 2011.

The LTI provides for adjustments to the terms of awards granted under the LTI in certain circumstances, including the payment by the Company of special dividends. Pursuant to the provisions of the LTI, the Compensation Committee of the Supervisory Board authorized the reduction of the exercise price of all outstanding unvested stock options granted under the LTI. The reduction in exercise price of $4.50 per share was equal to the amount of the special dividend and was intended to provide an equitable adjustment to holders of stock options as a result of the Company’s payment of the special dividend. The fair value of stock options was remeasured using the Black-Scholes option-pricing model before and after the modification. As a result of this modification, the Company’s unrecognized stock option expense was increased by $17 million for all unvested shares and will be recognized on a prospective basis over the remaining term.

No other terms of the Company’s employee stock options, including those held by named executive officers, have been changed.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Compensation Committee also authorized a cash payment equal to the special dividend on each share underlying outstanding, vested employee stock options. Mr. Gallogly, the Company’s Chief Executive Officer, is the only named executive officer that held vested stock options. This dividend equivalent payment was paid on December 16, 2011, resulting in compensation expense of $8 million.

The fair value of each stock option award is estimated, based on several assumptions, on the date of grant using the Black-Scholes option valuation model. Upon adoption of ASC 718 Stock Compensation, we modified our methods used to determine these assumptions based on the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107. The principal assumptions utilized in valuing stock options include the expected stock price volatility (based on the historic average of the common stock of our peer companies and the Company’s historic stock price volatility over the expected term); the expected option life (an estimate based on a simplified approach); the expected dividend yield; and the risk-free interest rate (an estimate based on the yield of United States Treasury zero coupon bond with a maturity equal to the expected life of the option). In 2011, per share weighted-average fair value for all options granted was $7.86 before the remeasurement described above and $9.88 after remeasurement, compared to $7.82 in 2010. These fair values were computed using the following range of assumptions for the years ended December 31:

	000000000	000000000
	2011	2010
Fair Value assumptions:
Dividend yield	3.00%	0.00%
Expected volatility	50.0%	47.0%
Risk-free interest rate	0.24-1.18%	1.63-2.94%
Weighted-average expected term, in years	3.4	5.2

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes stock option activity for the period ending December 31, 2011, the four months ended April 30, 2010, and the eight months ended December 31, 2010 in thousands of shares for the non-qualified stock options:

	0000000000	0000000000	0000000000	0000000000
	Shares	Weighted Average Price	Weighted- Average Remaining Term	Aggregate Intrinsic Value (millions of dollars)
Predecessor
Outstanding at January 1, 2010	—	$—
Granted	5,639	17.61	7.0 years
Exercised	—
Outstanding at April 30, 2010	5,639	$17.61	7.0 years	$—

Successor
Outstanding at May 1, 2010	5,639	$17.61	7.0 years
Granted	3,088	17.65	9.4 years
Exercised	—
Forfeited	(237)	17.61	—

Outstanding at December 31, 2010	8,490	$17.63	7.5 years	$121

Exercisable at December 31, 2010	1,135	$17.61	6.3 years	$19

Outstanding at January 1, 2011	8,490	$17.63	7.5 years
Granted	62	33.02	9.4 years
Exercised	(517)	17.61		11
Forfeited	(58)	17.61	—

Outstanding at December 31, 2011	7,977	$14.24	6.7 years	$117

Exercisable at December 31, 2011	1,754	$17.61	5.3 years	$26

Total stock option expense was $17 million for the year ended December 31, 2011, $12 million for the eight months ended December 31, 2010, and $19 million for the four months ended April 30, 2010. The related tax benefits were $6 million for the year ended December 31, 2011 and were $5 million and $6 million for the eight months ended December 31, 2010, and four months ended April 30, 2010, respectively. As of December 31, 2011, the unrecognized compensation cost related to non-qualified stock options was $34 million, which is expected to be recognized over a weighted-average period of 3 years.

Restricted Stock —On April 30, 2010, we issued 1,771,794 restricted shares. The shares may not be sold or transferred until the restrictions lapse on May 14, 2014. The holder is entitled to receive dividends when and if paid on the Company’s ordinary shares and has full voting rights during the restriction period.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes restricted stock activity for the year ended December 31, 2011, the four months ended April 30, 2010, and the eight months ended December 31, 2010 in thousands of shares:

	000000000	000000000
	Number of Shares	Weighted- Average Grant Date Fair Value
Predecessor
Outstanding at January 1, 2010	—	$—
Granted	1,772	17.61
Paid	—	—
Forfeited	—	—

Outstanding at April 30, 2010	1,772	$17.61

	000000000	000000000
	Number of Shares	Weighted- Average Grant Date Fair Value
Successor
Outstanding at May 1, 2010	1,772	$17.61
Granted	—	—
Paid	—	—
Forfeited	—	—

Outstanding at December 31, 2010	1,772	$17.61

	000000000	000000000
	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2011	1,772	$17.61
Granted	—	—
Paid	—	—
Forfeited	—	—

Outstanding at December 31, 2011	1,772	$17.61

The total restricted stock shares expense was $6 million for the year ended December 31, 2011, $5 million for both the eight months ended December 31, 2010, and four months ended April 30, 2010. The related tax benefit was $2 million for the year ended December 31, 2011 and $2 million for both the eight months ended December 31, 2010, and four months ended April 30, 2010. As of December 31, 2011, the unrecognized compensation cost related to restricted stock shares was $15 million, which is expected to be recognized over a weighted-average period of 3 years.

Stock Appreciation Rights—Certain employees in Europe were granted stock appreciation rights (“SARs”) under the LTI. SARs gives those employees the right to receive an amount of cash equal to the appreciation in the market value of the Company’s ordinary shares from the award’s grant date to the exercise date. Because the SAR’s are settled in cash, they are accounted for as a liability award. The SARs vest over three years beginning with the second anniversary of the grant date. We recognized less than $1 million of compensation expense related to SARs for both the year ended December 31, 2011 and the eight months ended December 31, 2010.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. Income Taxes

The significant components of the provision for income taxes are as follows:

	Successor		Predecessor
Millions of dollars	For the Year Ended December 31, 2011	May 1 through December 31 2010	January 1 through April 30, 2010	For the Year Ended December 31, 2009
Current:
U.S. federal	$419	$32	$11	$(142)
Non-U.S.	150	106	(16)	114
State	27	12	11	16

Total current	596	150	6	(12)

Deferred:
U.S. federal	394	228	(1,386)	(1,310)
Non-U.S.	60	(198)	106	(66)
State	(2)	(10)	(41)	(23)

Total deferred	452	20	(1,321)	(1,399)

Provision for income taxes before tax effects of other comprehensive income	1,048	170	(1,315)	(1,411)

Tax effects of elements of other comprehensive income:
Pension and postretirement liabilities	(128)	(30)	3	(15)
Financial derivatives	—	—	51	(27)
Foreign currency translation	1	4	(9)	(6)

Total income tax expense in comprehensive income	$921	$144	$(1,270)	(1,459)

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

LyondellBasell N.V. is incorporated and is resident in The Netherlands. However, since the proportion of U.S. revenues, assets, operating income and associated tax provisions is significantly greater than any other single taxing jurisdiction within the worldwide group, the reconciliation of the differences between the provision for income taxes and the statutory rate is presented on the basis of the U.S. statutory federal income tax rate of 35% as opposed to the Dutch statutory rate of 25% to provide a more meaningful insight into those differences. Our effective tax rate for the year ended December 31, 2011 is 32.9%. This summary is shown below:

	Successor		Predecessor
Millions of dollars	For the Year Ended December 31, 2011	May 1 through December 31, 2010	January 1 through April 30, 2010	For the Year Ended December 31, 2009
Income (loss) before income taxes:
U.S.	$2,388	$1,141	$8,490	$(4,358)
Non-U.S.	800	545	(1,301)	75

Total	$3,188	$1,686	$7,189	$(4,283)

Theoretical income tax at U.S. statutory rate	$1,116	$590	$2,517	$(1,499)
Increase (reduction) resulting from:
Discharge of debt and other reorganization related items	—	(221)	(4,355)	—
Non-U.S. income taxed at lower statutory rates	(44)	(14)	(3)	(1)
State income taxes, net of federal benefit	27	36	(63)	—
Changes in valuation allowances	25	(250)	176	—
Non-taxable (income) and non-deductible expenses	(73)	(102)	—	124
Notional royalties	(32)	(12)	(11)	(47)
Other income taxes, net of federal benefit	14	33	30	24
Uncertain tax positions	(11)	13	402	24
Warrants & Stock Compensation	13	24	5	—
Transfer of subsidiary	—	88	—	—
U.S. manufacturing deduction	(30)	—	—	—
Other, net	43	(15)	(13)	(36)

Income tax provision (benefit)	$1,048	$170	$(1,315)	$(1,411)

Under the Plan of Reorganization, a substantial portion of the Company’s pre-petition debt securities, revolving credit facility and other obligations was extinguished. Absent an exception, a debtor recognizes cancellation of indebtedness income (“CODI”) upon discharge of its outstanding indebtedness for an amount of consideration that is less than its adjusted issue price. The Internal Revenue Code of 1986, as amended (“IRC”), provides that a debtor in a bankruptcy case may exclude CODI from taxable income but must reduce certain of its tax attributes by the amount of any CODI realized as a result of the consummation of a plan of reorganization. The amount of CODI realized by a taxpayer is the adjusted issue price of any indebtedness discharged less the sum of (i) the amount of cash paid, (ii) the issue price of any new indebtedness issued and (iii) the fair market value of any other consideration, including equity, issued. As a result of the market value of equity upon emergence from chapter 11 bankruptcy proceedings, the estimated amount of U.S. CODI exceeded the estimated amount of the Company’s U.S. tax attributes by approximately $9,483 million. The actual reduction in tax attributes occurred on the first day of the tax year subsequent to the date of emergence, or January 1, 2011.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of attribute reduction, we did not retain any U.S. net operating loss carryforwards, alternative minimum tax credits or capital loss carryforwards. In addition, approximately $938 million of our tax bases in depreciable assets in the U.S. was eliminated. Accordingly, the liability for U.S. income taxes in 2011 and future periods will reflect these adjustments and the estimated U.S. cash tax liabilities for 2011 and subsequent years will be significantly higher than in 2010.

We recorded our adjusted taxes in fresh-start accounting without adjustment for estimated changes of tax attributes that occurred from May 1, 2010 to January 1, 2011, the date of actual reduction of tax attributes. Any adjustment to our tax attributes as a result of events or transactions that occurred during the period from May 1, 2010 to December 31, 2010 was reflected in the earnings of the Successor Company for the period ended December 31, 2010.

The deferred tax effects of tax losses carried forward and the tax effects of temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements, reduced by a valuation allowance where appropriate, are presented below:

	December 31	December 31,
Millions of dollars	2011	2010
Deferred tax liabilities:
Accelerated tax depreciation	$1,299	$1,436
Investment in joint venture partnerships	161	139
Intangible assets	406	357
Inventory	627	672

Total deferred tax liabilities	2,493	2,604

Deferred tax assets:
Net operating loss carryforwards	609	645
Employee benefit plans	481	514
Deferred interest carryforwards	619	896
State and foreign income taxes, net of federal tax benefit	5	42
Environmental reserves	35	35
Other	136	162

Total deferred tax assets	1,885	2,294
Deferred tax asset valuation allowances	(570)	(558)

Net deferred tax assets	1,315	1,736

Net deferred tax liabilities	$1,178	$868

Balance sheet classifications:
Deferred tax assets - current	$29	$66
Deferred tax assets - long-term	20	41
Deferred tax liability - current	310	319
Deferred tax liability - long-term	917	656

Net deferred tax liabilities	$1,178	$868

The application of fresh-start accounting on May 1, 2010 resulted in the re-measurement of deferred income tax liabilities associated with the revaluation of the Company’s assets and liabilities pursuant to ASC 852 (see Note 23).

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result, deferred income taxes were recorded at amounts determined in accordance with ASC 740 of $857 million as of December 31, 2010. Further, we recorded valuation allowances against certain of our deferred tax assets resulting from this re-measurement.

At December 31, 2011 and 2010, we had total tax losses carried forward in the amount of $2,120 million and $2,107 million, respectively, for which a deferred tax asset was recognized at December 31, 2011 and 2010 of $609 million and $645 million, respectively.

The expiration of the tax losses carried forward and the related deferred tax asset, before valuation allowance, as of December 31, 2011 was as follows:

Millions of dollars	Net Operating Loss Carry Forwards	Deferred Tax on Net Operating Loss Carry Forwards
2012	$—	$—
2013	3	1
2015	12	4
2016	10	3
Thereafter	774	222
Indefinite	1,321	379

	$2,120	$609

Valuation allowances are provided against certain net deferred tax assets for tax losses carried forward in China, Canada, France, Japan, Spain, Thailand, Mexico, Taiwan and the United Kingdom.

In assessing the recoverability of the deferred tax assets, we consider whether it is more likely than not that the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies. In order to fully realize the deferred tax assets related to the net operating losses, we will need to generate sufficient future taxable income in the countries where these net operating losses exist during the periods in which the net operating losses can be utilized. Based upon projections of future taxable income over the periods in which the net operating losses can be utilized and/or the temporary differences can be reversed, management believes it is more likely than not that the deferred tax assets in excess of the valuation allowance of $570 million at December 31, 2011 will be realized.

At the end of 2011, the balance of cumulative valuation allowances was $570 million. The increase in 2011 relates exclusively to an additional $11 million of valuation allowance during the year related primarily to our non-U.S. operations. During the Predecessor period, the Company recorded a valuation allowance of $176 million against deferred tax assets, primarily related to our French operations and various deferred tax assets resulting from the implementation of fresh-start accounting. The Company also reversed $11 million of valuation allowances during the Predecessor period related to the Luxembourg entities that are no longer a part of the LyondellBasell group following the Company’s emergence from bankruptcy. In the Successor period, we reversed valuation allowances attributable to our Dutch net operating loss carryforwards as improved business results combined with a restructuring of debt caused us to conclude that it is now more likely than not that the deferred tax assets will be realized. We also reversed valuation allowances during the Successor period related to a portion of our French deferred tax assets due to a restructuring of our French operations. These reversals resulted in a net decrease in income tax expense of $250 million in the Successor period. There were also changes in the valuation allowances for 2010 related to translation adjustments.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In most cases, deferred taxes have not been provided for possible future distributions of earnings of subsidiaries as such dividends are not expected to be subject to further taxation upon their distribution. Deferred taxes on the unremitted earnings of certain equity joint ventures of $45 million and $23 million at December 31, 2011 and 2010, respectively, have been provided to the extent that such earnings are subject to taxation on their future remittance.

Tax benefits totaling $483 million and $441 million relating to uncertain tax positions were unrecognized as of December 31, 2011 and 2010, respectively. The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits:

	Successor		Predecessor
Millions of dollars	For the Year Ended December 31, 2011	May 1 through December 31, 2010	January 1 through April 30, 2010	For the Year Ended December 31, 2009
Balance, beginning of period	$441	$451	$68	$49
Additions for tax positions of current year	54	1	373	1
Additions for tax positions of prior years	7	16	41	30
Reductions for tax positions of prior years	(19)	(4)	(11)	(7)
Cash settlements	—	(23)	—	(5)
Effects of currency exchange rates	—	—	(3)	—
Discharge upon emergence from bankruptcy	—	—	(17)	—

Balance, end of period	$483	$441	$451	$68

The 2011, 2010 and 2009 balances, if recognized, will affect the effective tax rate. We operate in multiple jurisdictions throughout the world, and its tax returns are periodically audited or subject to review by both domestic and foreign tax authorities. We are no longer subject to any significant income tax examinations by tax authorities for the years prior to 2006 in The Netherlands and Italy, prior to 2007 in Germany, prior to 2008 in France and prior to 2009 in the U.S., our principal tax jurisdictions. The recognition of these items was included in the income tax accrual. Further, as a result of the uncertainties in the application of complex tax principles related to the Company’s reorganization, the Company did not recognize tax benefits of $360 million in the Predecessor period ended April 30, 2010. We do not expect any significant changes in the amounts of unrecognized tax benefits during the next 12 months.

The U.S. Internal Revenue Service is examining the Company’s federal income tax returns. As part of that review, the IRS is examining whether, under Section 7874 of the Internal Revenue Code, LyondellBasell Industries N.V. should be treated as a U.S. corporation for U.S. Federal income tax purposes. Treatment of LyondellBasell Industries N.V. as a U.S. corporation would result in an increased tax liability as our worldwide income would be subject to U.S. federal income tax. No assurance can be given that the IRS will not determine that Section 7874 is applicable to us, nor can there be assurance that any such position taken by the IRS would not be sustained.

We recognize interest expense and penalties related to uncertain income tax positions as a component of interest expense in the income statement. We have accrued less than $1 million for the payment of interest and penalties as of December 31, 2011 and 2010. We recognized interest and penalties of less than $1 million for the year ended December 31, 2011. No interest was accrued during the Predecessor and Successor periods of 2010 and the Company accrued interest expense of $2 million in 2009.

18. Commitments and Contingencies

Commitments—We have various purchase commitments for materials, supplies and services incident to the ordinary conduct of business, generally for quantities required for its businesses and at prevailing market prices. These commitments are designed to assure sources of supply and are not expected to be in excess of normal requirements. Our capital expenditure commitments at December 31, 2011 were in the normal course of business.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Environmental Remediation—Our accrued liability for future environmental remediation costs at current and former plant sites and other remediation sites totaled $120 million as of December 31, 2011. The accrued liabilities for individual sites range from less than $1 million to $23 million. The remediation expenditures are expected to occur over a number of years, and not to be concentrated in any single year. In our opinion, it is reasonably possible that losses in excess of the liabilities recorded may have been incurred. However, we cannot estimate any amount or range of such possible additional losses. New information about sites, new technology or future developments such as involvement in investigations by regulatory agencies, could require us to reassess our potential exposure related to environmental matters.

The following table summarizes the activity in the Company’s accrued environmental liability included in “Accrued liabilities” and “Other liabilities”:

	Successor		Predecessor
Millions of dollars	Year Ended December 31, 2011	May 1 through December 31, 2010	January 1 through April 30, 2010
Balance at beginning of period	$107	$93	$89
Additional provisions	25	17	11
Amounts paid	(8)	(3)	(2)
Foreign exchange effects	(4)	—	(5)

Balance at end of period	$120	$107	$93

Litigation and Other Matters—

BASF Lawsuit

On April 12, 2005, BASF Corporation (“BASF”) filed a lawsuit in New Jersey against Lyondell Chemical in the Superior Court of New Jersey, Morris County, asserting various claims relating to alleged breaches of a propylene oxide toll manufacturing contract and seeking damages in excess of $100 million. Lyondell Chemical denied breaching the contract and argued that at most it owed BASF $22.5 million. On August 13, 2007, a jury returned a verdict in favor of BASF in the amount of approximately $170 million (inclusive of the $22.5 million refund). On October 3, 2007, the judge in the state court case determined that prejudgment interest on the verdict amounted to $36 million and issued an order to that effect. Lyondell Chemical appealed the judgment and posted an appeal bond, which is collateralized by a $200 million letter of credit.

On December 28, 2010, the New Jersey appellate court reversed the judgment and the case was remanded for a new trial on damages in New Jersey state court. The parties reached a settlement of the case in December 2011, under which Lyondell Chemical made a payment of $100 million and allowed BASF an unsecured claim of $80 million. The unsecured claim will be paid from the LyondellBasell Litigation Trust under the Company’s Plan of Reorganization. The settlement was approved by the Bankruptcy Court on January 18, 2012, and we expect the appeal bond to be dissolved sometime in the first quarter 2012 and the case to be dismissed with prejudice thereafter.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In the Weisfelner lawsuit, the plaintiffs seek to recover damages from numerous parties, including Nell, Access and their affiliates. The damages sought from Nell, Access and their affiliates include, among other things, the return of all amounts earned by them related to their acquisition of shares of Lyondell Chemical prior to its acquisition by Basell AF S.C.A. in December 2007, distributions by Basell AF S.C.A. to its shareholders before it acquired Lyondell Chemical, and management and transaction fees and expenses. The trial that was scheduled for October 2011 has been postponed until sometime in early 2012.

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

Indemnification—We are parties to various indemnification arrangements, including arrangements entered into in connection with acquisitions, divestitures and the formation of joint ventures. Pursuant to these arrangements, we

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

provide indemnification to and/or receive indemnification from other parties in connection with liabilities that may arise in connection with the transactions and in connection with activities prior to completion of the transactions. These indemnification arrangements typically include provisions pertaining to third party claims relating to environmental and tax matters and various types of litigation. As of December 31, 2011, we had not accrued any significant amounts for our indemnification obligations, and we are not aware of other circumstances that would likely lead to significant future indemnification obligations. We cannot determine with certainty the potential amount of future payments under the indemnification arrangements until events arise that would trigger a liability under the arrangements.

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

The offering to sell our Berre refinery in France, which commenced in May 2011, did not result in any offer to purchase. As a result, in September 2011, we announced our intention to initiate consultations with works councils regarding a contemplated closure of the refinery, which would affect approximately 370 employees. On January 4, 2012, refinery operations were suspended. The suspension of operations was in accordance with an agreement executed in the fourth quarter by our French entities and union representatives addressing the procedures by which suspension of refinery operations and the consultations would be governed. Consultations with the relevant works councils are in progress.

The Company has recorded a charge of $136 million in the fourth quarter of 2011 based on our current estimation of the cost of the social plan and as a result of inventory write-downs. Final costs to be incurred are contingent on completion of the consultations. The Company expects to incur additional costs in connection with the cessation of operations. The Company does not believe any such additional costs will be material to its results of operations.

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

19. Stockholders’ Equity and Non-Controlling Interests

Ordinary Shares—On April 30, 2010, approximately 563.9 million shares of LyondellBasell N.V. common stock, including 300 million shares of class A new ordinary shares were issued in exchange for allowed claims under the Plan of Reorganization. In addition, approximately 263.9 million shares of LyondellBasell N.V. class B ordinary shares were issued in connection with a rights offering for gross proceeds of $2.8 billion. On December 6, 2010, 263.9 million class B ordinary shares converted into class A ordinary shares on a one-for-one basis in accordance with their terms.

Conversion of Class B Ordinary Shares—Our Articles of Association provided that at the earlier of (i) the request of the relevant holder of class B ordinary shares with respect to the number of class B ordinary shares specified by such holder (ii) acquisition by us of one or more class B ordinary shares or (iii) the first date upon which the closing price per share of the class B ordinary shares has exceeded 200% of $10.61 for at least forty-five trading days within a period of sixty consecutive trading days (provided that the closing price per share of the class B ordinary shares exceeded such threshold on both the first and last day of the sixty day period), each such class B ordinary share would be converted into one class A ordinary share. At the close of business on December 6, 2010, the provision in (iii) was met, and the 263.9 million class B ordinary shares outstanding as of that date had not previously been converted in accordance with (i), above, converted into an equal number of Class A ordinary shares.

Dividend distribution—On May 5, 2011, shareholders approved the payment of a dividend of $0.10 per ordinary share at the Annual General Meeting of Shareholders in Rotterdam, the Netherlands. The dividend, totaling $57 million, was paid May 26, 2011 to shareholders of record on May 5, 2011. On August 3, 2011, the Management Board of the Company recommended the payment of a dividend of $0.20 per share. The Supervisory Board authorized and directed the Management Board to take action necessary to pay the dividend and the Management Board adopted a resolution declaring a dividend of $0.20 per share to shareholders of record as of August 17, 2011, which was paid on September 7, 2011 for an aggregate of $114 million. On November 14, 2011, the Management Board of the Company recommended the payment of a special dividend of $4.50 per share and a quarterly dividend of $0.25 per share. The Supervisory Board authorized and directed the Management Board to take action necessary to pay the dividend and the Management Board adopted a resolution declaring a special dividend of $4.50 per share and a quarterly dividend of $0.25 per share to shareholders of record as of November 25, 2011, which were paid on December 16, 2011 for an aggregate of $2,722 million.

We may pay unlimited restricted payments, including dividend distributions, pursuant to certain terms in our 8% senior notes and 11% senior notes as well as our U.S. ABL Facility as long as specific leverage and liquidity ratios are maintained. Under the terms of the indentures governing the Senior 8% and 11% notes, we can pay unlimited restricted payments if we maintain a two-to-one leverage ratio before any restricted payments may be made and after the effect of any such payments. Under the U.S. ABL Facility we can pay unlimited restricted payments if we maintain availability of at least thirty percent of the facility both before and after any restricted payments.

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

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The holders of our warrants may, at their option, purchase shares in a non-cash exercise. The amount of shares delivered under such an exercise is calculated using the treasury method of accounting and assumes the exercise price was paid in cash. During 2011, $317 million was recorded as Additional paid-in capital for the purchase of 8.3 million ordinary shares, of which 3,462,693 ordinary shares are held in treasury.

The changes in the outstanding amounts of class A and class B ordinary shares and treasury shares for the year ended December 31, 2011 and for the period May 1 through December 31, 2010, were as follows:

	Year ended	May 1 through
	December 31,	December 31,
	2011	2010
Ordinary shares –
Balance at the beginning of the period	565,676,222	563,901,979
Share-based compensation	534,876	1,774,196
Warrants exercised	7,179,416	47

Ordinary shares issued	573,390,514	565,676,222
Ordinary shares held as treasury shares	4,051,013	1,122,651

Balance at the end of period	577,441,527	566,798,873

Ordinary shares held as treasury shares:
Balance at the beginning of the period	1,122,651	1,125,000
Warrants exercised	3,462,693	53
Share-based compensation	(534,331)	(2,402)

Balance at the end of period	4,051,013	1,122,651

Accumulated Other Comprehensive Income (Loss)—The components of accumulated other comprehensive income (loss) were as follows at December 31:
Millions of dollars	2011	2010
Pension and post-retirement liabilities	$(303)	$(33)
Foreign currency translation	(124)	114

Total	$(427)	$81

Transactions recorded in “Accumulated other comprehensive income” are recognized net of tax.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Non-controlling Interests—Losses attributable to non-controlling interests consisted of the following components:

	Successor		Predecessor
Millions of dollars	Year ended December 31, 2011	May 1 through December 31, 2010	January 1 through April 30, 2010	Year ended December 31, 2009
Non-controlling interests’ comprehensive income (loss)
Net income (loss) attributable to non-controlling interests	$(7)	$7	$(53)	$15
Fixed operating fees paid to Lyondell Chemical by the PO/SM II partners	—	(14)	(7)	(21)

Comprehensive loss attributable to non-controlling interests	$(7)	$(7)	$(60)	$(6)

20. Per Share Data

Basic earnings per share for the periods subsequent to April 30, 2010 are based upon the weighted average number of shares of common stock outstanding during the periods. Diluted earnings per share includes the effect of certain stock options and MTI awards. The Company has unvested restricted stock and restricted stock units that are considered participating securities for earnings per share.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Earnings per share data and dividends declared per share of common stock were as follows for the periods December 31, 2011 and May 1 through December 31, 2010:

	Year Ended	May 1 through December 31, 2010
	December 31,	Continuing	Discontinued
Millions of dollars	2011	Operations	Operations
Basic:
Net income	$2,140	$1,516	$64
Less: net loss attributable to non-controlling interests	7	7	—

Net income attributable to the Company	2,147	1,523	64
Net income attributable to participating securities	(12)	(10)	—

Net income attributable to common stockholders	$2,135	$1,513	$64

Diluted:
Net income	$2,140	$1,516	$64
Less: net loss attributable to non-controlling interests	7	7	—

Net income attributable to the Company	2,147	1,523	64
Net income attributable to participating securities	(12)	(10)	—

Net income attributable to common stockholders	$2,135	$1,513	$64

Millions of shares
Basic weighted average common stock outstanding	568	564	564
Effect of dilutive securities:
MTI awards	1	—	—
Stock options	3	—	—

Potential dilutive shares	572	564	564

Earnings per share:
Basic	$3.76	$2.68	$0.11

Diluted	$3.74	$2.67	$0.11

Millions of shares
Anti-dilutive stock options and warrants	1.0	11.5	11.5

Participating securities	3.6	3.7	3.7

Dividends declared per share of common stock	$5.05	$—	$—

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

21. Segment and Related Information

We operate in five segments:

•

Olefins and Polyolefins—Americas, primarily manufacturing and marketing of olefins, including ethylene and its co-products, primarily propylene, butadiene, and aromatics, which include benzene and toluene and polyolefins, including polyethylene, comprising HDPE, LDPE and linear low density polyethylene (“LLDPE”), and polypropylene; and Catalloy process resins;

•

Olefins and Polyolefins—Europe, Asia, International, primarily manufacturing and marketing of olefins, including ethylene and its co-products, primarily propylene and butadiene; polyolefins, including polyethylene, comprising HDPE, LDPE and polypropylene; polypropylene-based compounds, materials and alloys (“PP Compounds”), Catalloy process resins and polybutene-1 polymers;

•

Intermediates and Derivatives (“I&D”), primarily manufacturing and marketing of PO; PO co-products, including styrene and the TBA intermediates tertiary butyl alcohol (“TBA”), isobutylene and tertiary butyl hydroperoxide; PO derivatives, including propylene glycol, propylene glycol ethers and butanediol; ethylene derivatives, including ethylene glycol, ethylene oxide (“EO”), and other EO derivatives; acetyls, including vinyl acetate monomer, acetic acid, ethanol and methanol and fragrance and flavor chemicals;

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

On December 22, 2010, we completed the sale of our Flavors & Fragrance chemicals business, including production assets in Jacksonville, Florida and Colonels Island, Georgia, related inventories, receivables, contracts, customer lists, intellectual property and certain liabilities, receiving proceeds of $154 million. As a result, the Flavor and Fragrance chemicals business, which was part of our I&D segment, is presented as discontinued operations and therefore excluded from the operations of the I&D segment below in the Successor period.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized financial information concerning reportable segments is shown in the following table for the periods presented.

Successor
Millions of dollars	Olefins and Polyolefins – Americas	Olefins and Polyolefins – Europe, Asia & International	Intermediates & Derivatives	Refining and Oxyfuels	Technology	Other	Total
Year Ended December 31, 2011
Sales and other operating revenues:
Customers	$10,349	$15,070	$6,419	$18,765	$376	$56	$51,035
Intersegment	4,531	390	68	1,968	130	(7,087)	—

	14,880	15,460	6,487	20,733	506	(7,031)	51,035
Operating income	1,857	475	862	718	107	(21)	3,998
Income from equity investments	21	168	27	—	—	—	216
Capital expenditures	425	235	99	255	26	10	1,050
Depreciation and amortization expense	246	262	142	197	84	—	931

Successor
Millions of dollars	Olefins and Polyolefins – Americas	Olefins and Polyolefins – Europe, Asia & International	Intermediates & Derivatives	Refining and Oxyfuels	Technology	Other	Total
May 1 through December 31, 2010
Sales and other operating revenues:
Customers	$5,993	$8,522	$3,714	$9,180	$291	$(16)	$27,684
Intersegment	2,413	207	40	1,141	74	(3,875)	—

	8,406	8,729	3,754	10,321	365	(3,891)	27,684
Operating income	1,043	411	512	241	69	(22)	2,254
Income from equity investments	16	68	2	—	—	—	86
Capital expenditures	146	105	76	108	19	12	466
Depreciation and amortization expense	151	146	81	107	78	(5)	558

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Predecessor
Millions of dollars	Olefins and Polyolefins – Americas	Olefins and Polyolefins – Europe, Asia & International	Intermediates & Derivatives	Refining and Oxyfuels	Technology	Other	Total
January 1 through April 30, 2010
Sales and other operating revenues:
Customers	$3,220	$4,018	$1,820	$4,293	$104	$12	$13,467
Intersegment	963	87	—	455	41	(1,546)	—

	4,183	4,105	1,820	4,748	145	(1,534)	13,467
Segment operating income (loss)	320	115	157	(99)	39	(41)	491
Current cost adjustment							199

Operating income							690
Income (loss) from equity investments	5	80	(1)	—	—	—	84
Capital expenditures	52	102	8	49	12	3	226
Depreciation and amortization expense	160	108	91	180	23	3	565

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Predecessor
Millions of dollars	Olefins and Polyolefins – Americas	Olefins and Polyolefins – Europe, Asia & International	Intermediates & Derivatives	Refining and Oxyfuels	Technology	Other	Total
2009
Sales and other operating revenues:
Customers	$6,728	$9,047	$3,777	$10,831	$436	$9	$30,828
Intersegment	1,886	354	1	1,247	107	(3,595)	—

	8,614	9,401	3,778	12,078	543	(3,586)	30,828
Impairments	(47)	(16)	—	(9)	(1)	56	(17)
Segment operating income (loss)	169	(2)	250	(357)	210	18	288
Current cost adjustment							29

Operating income							317
Income (loss) from equity investments	7	(172)	(16)	—	—	—	(181)
Capital expenditures	142	411	21	167	32	6	779
Depreciation and amortization expense	515	316	276	556	100	11	1,774

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Sales and other operating revenues and operating income (loss) in the “Other” column above include elimination of intersegment transactions and businesses that are not reportable segments in the periods presented.

In 2011 we recognized charges in the Refining and Oxyfuels segment of $136 million and $31 million, primarily relating to costs associated with the cessation of operations and impairments of capital additions at the Berre refinery. These charges were offset by benefits of $34 million related to an insurance recovery associated with the misconduct of a former employee. In addition charges of $39 million were recognized in the Technology segment related to the impairments of assets and restructuring charges due to a facility closure and impairments of discontinued research and development projects. Charges of $77 million and $16 million related to activities to reorganize certain functional organizations and environmental liabilities at Wesseling, Germany site, respectively, were recognized in the O&P – EAI segment.

In the 2010 Successor period, we recognized a $64 million charge related to a change in estimate associated with a dispute over environmental liability, including $35 million, $21 million, and $8 million related to the O&P – EAI, Refining and Oxyfuels, and Technology business segments, respectively. The 2010 Successor period also includes a $28 million charge associated with the Refining and Oxyfuels business segment, primarily related to impairment of capital additions for the Berre refinery. These charges are reflected in Cost of sales and Impairments, respectively, on the Consolidated Statements of Income.

In 2009, LyondellBasell AF recognized charges of $696 million to write off the carrying value of assets, $679 million of which are reflected in “Reorganization items,” on the Consolidated Statements of Income. These charges included $624 million related to the O&P – America’s business segment, all of which was associated with a lease rejection at an olefin plant at Chocolate Bayou, Texas and $55 million related to the I&D business segment associated with an interest in an ethylene glycol facility in Beaumont, Texas.

Also in 2009, operating results for the O&P – America’s and Refining and Oxyfuels business segments included charges of $47 million and $9 million, respectively, primarily for impairment of the carrying value of surplus emission allowances related to HRVOCs and non-U.S. emission rights (see Note 7).

The remaining $17 million, which is included in “Impairments” on the Consolidated Statements of Income related to the O&P – EAI business segment, including $6 million was related to an LDPE plant at Fos-sur-Mer, France, $6 million related to the closure of a polypropylene line at Wesseling, Germany, $3 million related to an LDPE plant at Carrington, U.K. and $1 million related to an advanced polyolefins compounding facility in Mansfield, Texas.

In 2009 LyondellBasell AF determined that there had been a diminution in the value of its investments in certain joint ventures and such loss was other than temporary. This determination resulted in pretax impairment charges of $228 million that was included in “Income (loss) from equity investments” for 2009 in the O&P–EAI business segment.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-lived assets of continuing operations, including goodwill, are summarized and reconciled to consolidated totals in the following table:

Millions of dollars	Olefins and Polyolefins – Americas	Olefins and Polyolefins – Europe, Asia & International	Intermediates & Derivatives	Refining and Oxyfuels	Technology	Other	Total
Successor
2011
Property, plant and equipment, net	$1,945	$2,385	$1,588	$1,093	$309	$13	$7,333
Investment in PO
Joint Ventures	—	—	412	—	—	—	412
Equity and other investments	154	1,265	140	—	—	—	1,559
Goodwill	162	172	242	—	9	—	585

2010
Property, plant and equipment, net	$1,696	$2,458	$1,700	$937	$351	$48	$7,190
Investment in PO Joint Ventures	—	—	437	—	—	—	437
Equity and other investments	164	1,311	112	—	—	—	1,587
Goodwill	162	178	246	—	9	—	595

Property, plant and equipment, net, included in the “Other” column above includes assets related to corporate and support functions.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following geographic data for revenues are based upon the delivery location of the product and for long-lived assets, the location of the assets.

	Successor		Predecessor
Millions of dollars	Year Ended December 31, 2011	May 1 through December 31, 2010	January 1 through April 30, 2010	Year Ended December 31, 2009
Sales and other operating revenues:
Europe	$18,327	$10,480	$4,462	$10,931
North America	26,527	14,046	7,326	16,566
All other	6,181	3,158	1,679	3,331

Total	$51,035	$27,684	$13,467	$30,828

	0000000	0000000
	Successor
	Long-Lived Assets
Millions of dollars	2011	2010
United States	$4,092	$3,792
Non-U.S.:
Germany	1,601	1,706
The Netherlands	746	752
France	558	609
Other non-U.S.	748	768

Total non-U.S.	3,653	3,835

Total	$7,745	$7,627

Long-lived assets include Property, plant and equipment, net and investments in PO joint ventures (see Note 8).

22. Emergence from Chapter 11 Proceedings

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

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In conjunction with the Debtors’ emergence from chapter 11, LyondellBasell N.V., through its wholly owned subsidiary, LBI Escrow Corporation, (“LBI Escrow”) issued $3.25 billion of first priority debt, including $2.25 billion and €375 million offerings of senior secured notes in a private placement and borrowings of $500 million under a senior term loan facility. Upon emergence, LBI Escrow merged with and into Lyondell Chemical Company (“Lyondell Chemical”), which replaced LBI Escrow as the issuer of the senior secured notes and as borrower under the term loan. On April 30, 2010, Lyondell Chemical issued $3,240 million of Senior Secured 11% Notes due 2018 (the “Senior Secured 11% Notes”) in exchange for DIP Roll-up Notes incurred as part of the debtor-in-possession financing. The net proceeds from the sale of the senior secured notes, together with borrowings under the term loan, a new European securitization facility, and proceeds from the $2.8 billion rights offering, were used to repay and replace certain existing debt, including the debtor-in-possession credit facilities and an existing European securitization facility, and to make certain related payments. In addition, we entered into a new $1,750 million U.S. asset-based revolving credit facility, which can be used for advances or to issue up to $700 million of letters of credit. For additional information on the Company’s debt, see Note 12.

Liabilities Subject to Compromise—Certain prepetition liabilities subject to compromise were reported at the expected allowed amount, even if they could potentially be settled for lesser amounts in accordance with the terms of the Plan of Reorganization. The total amount to be paid by the Debtors to settle claims is fixed under the Plan of Reorganization. As a result, all of the Debtors’ liabilities subject to compromise at April 30, 2010 have been effectively resolved at the Emergence Date. As of December 31, 2011, approximately $17 million of priority and administrative claims have yet to be paid.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Liabilities subject to compromise included in the Predecessor’s balance sheet consist of the following:

Predecessor
April 30,
Millions of dollars	2010
Accounts payable	$473
Employee benefits	994
Accrued interest	295
Conversion fee — Interim Loan	161
Estimated claims	1,392
Interest rate swap obligations	218
Other accrued liabilities	102
Long-term debt	18,310

Total liabilities subject to compromise	$21,945

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

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s charges (credits) for reorganization items, including charges recognized by the Debtors, were as follows:

	Successor		Predecessor
Millions of dollars	For the Year Ended December 31, 2011	May 1 through December 31, 2010	January 1 through April 30, 2010	For the Year Ended December 31, 2009
Change in net assets resulting from the application of fresh-start accounting	$—	$—	$6,278	$—
Gain on discharge of liabilities subject to compromise	—	—	(13,617)	—
Asset write-offs and rejected contracts	—	—	25	679
Estimated claims	39	(1)	(262)	1,548
Accelerated amortization of debt issuance costs	—	—	—	228
Professional fees	5	21	172	218
Employee severance costs	—	(1)	—	201
Plant closures costs	—	—	12	53
Other	1	4	4	34

Total	$45	$23	$(7,388)	$2,961

Estimated claims in the above table include adjustments made to reflect the Debtors’ estimated claims to be allowed. Such claims were classified as Liabilities subject to compromise.

23. Fresh-Start Accounting

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

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In April 2010 the U.S. Bankruptcy Court approved the total reorganization enterprise value on a cash-free and debt-free basis for consolidated LyondellBasell AF at approximately $14,200 million to $16,200 million, with a midpoint of $15,200 million. This estimate incorporated adjustments to include the estimated reorganization value of LyondellBasell AF’s interests in unconsolidated joint ventures, and deducted the estimated book value of third party non-controlling interests in consolidated joint ventures. The Plan of Reorganization, which was confirmed and approved by the U.S. Bankruptcy Court on April 23, 2010, without objection by any third party, adopted the midpoint of $15,200 million as the reorganization value used to calculate and settle claims.

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

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Predecessor					Successor
	LyondellBasell	Reorganization		Fresh Start		LyondellBasell
Millions of dollars	AF	Adjustments		Adjustments		N.V.
ASSETS
Current assets:
Cash and cash equivalents	$817	$1,894	a	$—		$2,711
Accounts receivable	3,771	1		—		3,772
Inventories	3,552	—		1,297	h	4,849
Prepaid expenses and other current assets	1,098	(20)		(30)		1,048

Total current assets	9,238	1,875		1,267		12,380
Property, plant and equipment, net	14,554	—		(7,474	)i	7,080
Investments and long-term receivables:
Investments in PO joint ventures	867	—		(415	)j	452
Equity investments	1,173	—		351	k	1,524
Other investments and long-term receivables	97	—		(46	)k	51
Goodwill	—	—		592l		592
Intangible assets, net	1,689	—		(215	)m	1,474
Other assets	340	154	b	(241	)n	253

Total assets	$27,958	$2,029		$(6,181)		$23,806

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Predecessor					Successor
	LyondellBasell	Reorganization		Fresh Start		LyondellBasell
Millions of dollars	AF	Adjustments		Adjustments		N.V.
LIABILITIES
Liabilities not subject to compromise—
Current liabilities:
Current maturities of long-term debt	$485	$(480	)c	$—		$5
Short-term debt	6,842	(6,392	)c	—		450
Accounts payable	2,351	1		—		2,352
Accrued liabilities	1,373	46	d	(18)		1,401
Deferred income taxes	162	(4)		285	o	443

Total current liabilities	11,213	(6,829)		267		4,651
Long-term debt	304	6,477	c	—		6,781
Other liabilities	1,416	808	e	(163	)p	2,061
Deferred income taxes	2,009	1,408	o	(3,003	)o	414
Commitments and contingencies Liabilities subject to compromise	21,945	(21,945	)f	—		—
Stockholders’ equity:
Ordinary shares, €0.04 par value, 1,000 million shares authorized and 565,673,773 shares issued at May 1, 2010	—	30	g	—		30
Additional paid-in capital	—	9,815	g	—		9,815
Predecessor common stock, €124 par value, 403,226 shares authorized and issued at April 30, 2010	60	(60)		—		—
Predecessor additional paid-in capital	563	(563)		—		—
Predecessor retained earnings (deficit)	(9,452)	12,958	f	(3,506	)q	—
Predecessor accumulated other comprehensive income (loss)	(212)	(70)		282		—

Total stockholders’ equity (deficit)	(9,041)	22,110		(3,224)		9,845
Non-controlling interests	112	—		(58	)r	54

Total equity (deficit)	(8,929)	22,110		(3,282)		9,899

Total liabilities and equity	$27,958	$2,029		$(6,181)		$23,806

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reorganization and Fresh-Start Accounting Adjustments

Reorganization

a.	Cash and cash equivalents— The adjustments to Cash and cash equivalents represent net cash inflows, after giving effect to transactions pursuant to the Plan of Reorganization, including proceeds from the issuance of new notes, borrowings under the new Senior Term Loan Facility, receipt of proceeds from the rights offering; payments relating to the discharge of debts and other liabilities subject to compromise; and the funding of the custodial and litigation trusts.

Millions of dollars
Sources of funds:
Senior Secured Notes due 2017, $2,250 million, 8.0%	$2,250
Senior Secured Notes due 2017, €375 million, 8.0%	497
Senior Term Loan Facility due 2016 ($5 million of discount)	495
Issuance of class B ordinary shares	2,714

5,956
Use of funds:
Debtor-in-Possession Credit Agreements –
Term Loan facility due 2010:
New Money Loans	(2,167)
ABL Facility	(985)
Settlement with unsecured creditors	(260)
DIP exit fees	(195)
Funding of Millennium and environmental custodial trusts	(270)
Deferred financing costs	(156)
Other	(29)

(4,062)

Net cash proceeds from reorganization	$1,894

b.	Other assets—Changes to Other assets primarily comprise capitalized debt issuance costs resulting from the incurrence of new debt.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

c.	Debt—The changes in debt are summarized below:

Millions of dollars
Current maturities of senior secured credit facility settled with class A ordinary shares –
Senior secured credit facility:
Term Loan A due 2013, Dutch tranche	$(322)
$1,000 million revolving credit facility	(163)

(485)
Current maturities – New Senior Term Loan Facility due 2016	5

$(480)

Debtor-in-Possession Credit Agreements –
Term Loan facility due 2010:
New Money Loans	$(2,167)
Roll-up Loans - Senior Secured Credit Facility	(3,240)
ABL Facility	(985)

$(6,392)

New long-term debt:
Senior Secured Notes due 2017, $2,250 million, 8.0%	$2,250
Senior Secured Notes due 2017, €375 million, 8.0%	497
Senior Term Loan Facility due 2016 ($5 million of discount)	495
Senior Secured Notes due 2018, $3,240 million, 11.0%	3,240

6,482
Less: Current maturities	(5)

Additional long-term debt	$6,477

d.	Accrued liabilities—The net of payments and accruals related to the Plan of Reorganization, including the issuance of warrants to purchase class A ordinary shares with a fair value of $101 million.

e.	Other liabilities—The adjustments to Other liabilities primarily reflect the Company’s agreement to continue sponsoring the pension plans previously reported as Liabilities subject to compromise.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

f.	Liabilities subject to compromise—The adjustment to Liabilities subject to compromise reflects the discharge of Liabilities subject to compromise through a series of transactions involving liabilities, equity and cash. The table below summarizes the discharge of debt:

Millions of dollars
Liabilities subject to compromise	$21,945
Current maturities of senior secured credit facility settled with class A ordinary shares	485

22,430
Issuance of class A ordinary shares	(7,131)
Warrants	(101)
Assumption of pension plan liabilities	(854)
Settlement unsecured creditors	(300)
Loss of receivables from deconsolidated companies	(75)
Other	(352)

Gain on discharge of liabilities subject to compromise before tax	$13,617

Millions of dollars
Gain on discharge of liabilities subject to compromise before tax	$13,617
Provision for income taxes	(1,413)

Gain on discharge of liabilities subject to compromise after tax	12,204
Elimination of Predecessor’s retained earnings	754

Retained earnings adjustment	$12,958

g.	Equity—The changes to Equity reflect LyondellBasell N.V.’s issuance of common stock.

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

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The aggregate fair value of equity in net assets of nonconsolidated affiliates accounted for using the equity method was $1,524 million.

l.	Goodwill—We recorded Goodwill of $592 million, primarily resulting from the requirement to record the tax effect of the differences for the tax and book basis of the Company’s assets and liabilities.

m.	Intangible Assets—We recorded Intangible assets at their fair values of $1,474 million. The following is a summary of the approaches used to determine the fair value of significant intangible assets:

•

We recorded the fair value of developed proprietary technology licensing and catalyst contracts of $210 million using an excess earnings methodology. Significant assumptions used in the calculation included:

–	Forecasted contractual income (fees generated) for each license technology category less directly attributable marketing as well as research and development costs;

–	Discount rates of 17% based on LyondellBasell N.V.’s WACC adjusted for perceived business risks related to the developed technologies; and

–	Economic lives estimated from 4 to 9 years.

•	We recorded the fair value of favorable utility contracts of $355 million using discounted cash flows. Significant assumptions used in this calculation included:

–	The forward price of natural gas;

–	The projected market settlement price of electricity;

–	Discount rates of 17% based on LyondellBasell N.V.’s WACC adjusted for perceived business risks; and

–	Economic lives estimated from 11 to 16 years.

•	We recorded the fair value of $132 million for in-process research and development at the cost incurred to date adjusted for the probability of future marketability.

•

We recorded the fair value of emission allowances of $731 million. Observed market activity for emission allowance trades is primarily generated only by legislation changes. As participants react to legislation,

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

24. Unaudited Quarterly Results

Selected financial data for the quarterly periods in 2011 and 2010 are presented in the following table.

	For the Quarter Ended
Millions of dollars	March 31	June 30	September 30	December 31
2011
Sales and other operating revenues	$12,252	$14,042	$13,297	$11,444
Operating income (a)	1,065	1,265	1,467	201
Income from equity investments	58	73	52	33
Reorganization items(b)	(2)	(28)	—	(15)
Income (loss) from continuing operations(c)	660	803	895	(218)
Net income (loss)	660	803	895	(218)
Earnings per share:
Basic	1.16	1.41	1.56	(0.38)
Diluted	1.15	1.38	1.51	(0.38)

	Predecessor		Successor
Millions of dollars	For the Quarter Ended March 31	April 1 through April 30	May 1 through June 30	For the Quarter Ended September 30	For the Quarter Ended December 31
2010
Sales and other operating revenues	$9,755	$3,712	$6,772	$10,302	$10,610
Operating income(d)	367	323	422	988	844
Income from equity investments	55	29	27	29	30
Reorganization items(b)	207	7,181	(8)	(13)	(2)
Income from continuing operations(e)	8	8,496	347	467	702
Income from discontinued operations(e)	—	—	—	—	64
Net income	8	8,496	347	467	766
Earnings per share:
Basic			0.60	0.84	1.35
Diluted			0.60	0.84	1.34

(a)	Operating income in the quarter ended December 31, 2011 includes charges of $136 million primarily reflecting the estimated cost of the planned closure of the Berre refinery. In addition, operating income in 2011 includes corporate restructuring charges of $61 million, $14 million and $18 million, respectively, in the quarters ended June 30, September 30 and December 31, 2011. Operating income in 2011 also includes impairment charges of $5 million, $13 million, $26 million and $8 million in the quarters ended March 31, June 30, September 30 and December 31, 2011, respectively.

(b)	See Note 22 for a description of reorganization items.

(c)	The 2011 results included after-tax premiums and charges on early repayment of debt of $8 million and $271 million in the quarters ended June 30 and December 31, 2011, respectively. In addition, results for 2011 include after-tax fair value adjustments related to our warrants of a negative $59 million in the quarter ended March 31, 2011, benefits of $6 million and $22 million in the quarters ended June 30 and September 30, 2011, respectively, and a negative $6 million in the quarter ended December 31, 2011. Results for the quarter ended June 30, 2011 also include an after-tax gain of $26 million gain on the sale of surplus precious metals.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(d)	Operating income in 2010 includes lower of cost or market charges of $333 million and $32 million, respectively, in the quarters ended June 30, 2010 and September 30, 2010, to adjust the value of inventory to market value. Operating income in the quarter ended December 31, 2010 includes a credit of $323 million, reflecting a recovery of market price during that period.

(e)	The 2010 results included after-tax gains of $8,640 million for discharge of liabilities subject to compromise and a change in net assets from application of fresh-start accounting on April 30, 2010, $53 million for a change in estimate related to a dispute over environmental indemnity in the quarter ended September 30, 2010, and $64 million for a gain on sale of Flavor and Fragrance chemicals business in the quarter ended December 31, 2010.

25. Subsequent Events

LyondellBasell N.V. has evaluated subsequent events through the date the financial statements were issued.

26. Supplemental Guarantor Information

LyondellBasell N.V. and Lyondell Chemical have cross guaranteed the others’ publicly traded debt securities. Subject to certain exceptions, each of our existing and future wholly owned U.S. restricted subsidiaries other than any such subsidiary that is a subsidiary of a non-U.S. subsidiary (the “Subsidiary Guarantors” and, together with LyondellBasell N.V., the “Guarantors”) has also guaranteed the Senior Notes. Each Subsidiary Guarantor is 100% owned by LyondellBasell N.V. and the guarantees are all joint and several, full and unconditional.

There are no significant restrictions that would impede the Guarantors from obtaining funds by dividend or loan from their subsidiaries. Subsidiaries are generally prohibited from entering into arrangements that would limit their ability to make dividends to or enter into loans with the Guarantors.

In December 2011, Lyondell Chemical Delaware Company (“LCDC”), a guarantor and wholly owned subsidiary of Lyondell Chemical, was merged into Lyondell Chemical Company. Accordingly, the condensed consolidating information presented herein reflects this merger as if it had occurred on January 1, 2009.

As a result of these guarantee arrangements, we are required to present the following condensed consolidating financial information. In this note, LCC refers to Lyondell Chemical Company without its subsidiaries.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

BALANCE SHEET

As of December 31, 2011

	Successor
Millions of dollars	LyondellBasell N.V.	LCC	Guarantors	Non- Guarantors	Eliminations	Consolidated LyondellBasell N.V.
Cash and cash equivalents	$—	$394	$50	$621	$—	$1,065
Restricted cash	—	—	—	53	—	53
Accounts receivable	—	340	1,240	2,198	—	3,778
Accounts receivable – affiliates	13	736	2,297	1,028	(4,074)	—
Inventories	—	597	2,862	2,040	—	5,499
Notes receivable – affiliates	86	2	3,640	509	(4,237)	—
Other current assets	1	550	94	616	(221)	1,040
Property, plant and equipment, net	—	363	3,111	3,859	—	7,333
Investments in subsidiaries	13,643	12,558	3,065	—	(29,266)	—
Other investments and long-term receivables	—	—	—	2,043	—	2,043
Notes receivable affiliates	1,000	660	535	2,100	(4,295)	—
Other assets, net	26	639	1,076	738	(451)	2,028

Total assets	$14,769	$16,839	$17,970	$15,805	$(42,544)	$22,839

Current maturities of long-term debt	$—	$—	$—	$4	$—	$4
Short-term debt	—	—	11	37	—	48
Notes payable – affiliates	510	3,653	—	83	(4,246)	—
Accounts payable	1	214	1,095	2,104	—	3,414
Accounts payable – affiliates	3	3,071	595	395	(4,064)	—
Other current liabilities	27	254	729	763	(221)	1,552
Long-term debt	1,000	2,675	5	300	—	3,980
Notes payable – affiliates	2,635	2,765	9,463	—	(14,863)	—
Other liabilities	—	601	605	1,071	—	2,277
Deferred income taxes	—	—	764	486	(333)	917
Company share of stockholders’ equity	10,593	3,606	4,703	10,508	(18,817)	10,593
Non-controlling interests	—	—	—	54	—	54

Total liabilities and stockholders’ equity	$14,769	$16,839	$17,970	$15,805	$(42,544)	$22,839

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

BALANCE SHEET

As of December 31, 2010

	Successor
Millions of dollars	LyondellBasell N.V.	LCC	Guarantors	Non- Guarantors	Eliminations	Consolidated LyondellBasell N.V.
Cash and cash equivalents	$—	$1,926	$185	$2,111	$—	$4,222
Restricted cash	—	—	—	11	—	11
Accounts receivable	—	313	1,108	2,326	—	3,747
Accounts receivable – affiliates	636	2,729	2,212	1,444	(7,021)	—
Inventories	—	489	2,560	1,775	—	4,824
Notes receivable – affiliates	98	343	1,172	110	(1,723)	—
Other current assets	—	287	133	601	(46)	975
Property, plant and equipment, net	—	383	2,746	4,061	—	7,190
Investments in subsidiaries	12,070	8,941	4,581	—	(25,592)	—
Other investments and long-term receivables	—	2	4	2,174	(75)	2,105
Notes receivable – affiliates	—	—	—	500	(500)	—
Other assets, net	13	1,054	1,170	688	(697)	2,228

Total assets	$12,817	$16,467	$15,871	$15,801	$(35,654)	$25,302

Current maturities of long-term debt	$—	$—	$—	$4	$—	$4
Short-term debt	—	—	12	30	—	42
Notes payable – affiliates	1	1,236	348	178	(1,763)	—
Accounts payable	—	160	741	1,860	—	2,761
Accounts payable – affiliates	530	3,983	1,505	950	(6,968)	—
Other current liabilities	216	418	674	764	(48)	2,024
Long-term debt	—	5,722	3	311	—	6,036
Notes payable – affiliates	535	3,131	8,729	1	(12,396)	—
Other liabilities	—	413	699	1,071	—	2,183
Deferred income taxes	—	—	832	522	(698)	656
Company share of stockholders’ equity	11,535	1,404	2,328	10,049	(13,781)	11,535
Non-controlling interests	—	—	—	61	—	61

Total liabilities and stockholders’ equity	$12,817	$16,467	$15,871	$15,801	$(35,654)	$25,302

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

STATEMENT OF INCOME

Year Ended December 31, 2011

	Successor
Millions of dollars	LyondellBasell N.V.	LCC	Guarantors	Non- Guarantors	Eliminations	Consolidated LyondellBasell N.V.
Sales and other operating revenues	$—	$4,827	$27,771	$23,132	$(4,695)	$51,035
Cost of sales	2	4,437	24,352	21,817	(4,695)	45,913
Selling, general and administrative expenses	15	360	66	487	—	928
Research and development expenses	—	31	29	136	—	196

Operating income (loss)	(17)	(1)	3,324	692	—	3,998
Interest income (expense), net	4	(1,043)	14	12	7	(1,006)
Other income (expense), net	(23)	21	60	(26)	(7)	25
Income (loss) from equity investments	2,181	2,285	(563)	191	(3,878)	216
Reorganization items	—	(34)	(9)	(2)	—	(45)
(Provision for) benefit from income taxes	2	377	(1,171)	(256)	—	(1,048)

Net income	2,147	1,605	1,655	611	(3,878)	2,140
Less: net loss attributable to non-controlling interests	—	—	—	7	—	7

Net income attributable to the Company	$2,147	$1,605	$1,655	$618	$(3,878)	$2,147

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

STATEMENT OF INCOME

May 1 through December 31, 2010

	Successor
Millions of dollars	LyondellBasell N.V.	LCC	Guarantors	Non- Guarantors	Eliminations	Consolidated LyondellBasell N.V.
Sales and other operating revenues	$3	$2,786	$14,119	$13,364	$(2,588)	$27,684
Cost of sales	—	2,646	12,343	12,366	(2,588)	24,767
Selling, general and administrative expenses	5	109	154	296	—	564
Research and development expenses	—	7	19	73	—	99

Operating income (loss)	(2)	24	1,603	629	—	2,254
Interest income (expense), net	41	(481)	(57)	(31)	—	(528)
Other income (expense), net	(115)	(2)	(11)	26	(1)	(103)
Income from equity investments	1,649	909	33	79	(2,584)	86
Reorganization items	—	(10)	—	(13)	—	(23)
(Provision for) benefit from income taxes	14	437	(723)	102	—	(170)

Income from continuing operations	1,587	877	845	792	(2,585)	1,516
Income (loss) from discontinued operations	—	(1)	65	—	—	64

Net income	1,587	876	910	792	(2,585)	1,580
Less: net loss attributable to non-controlling interests	—	—	—	7	—	7

Net income attributable to Company	$1,587	$876	$910	$799	$(2,585)	$1,587

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

STATEMENT OF INCOME

For the four months ended April 30, 2010

	Predecessor
Millions of dollars	LyondellBasell AF	LCC	Guarantors	Non- Guarantors	Eliminations	Consolidated LyondellBasell AF
Sales and other operating revenues	$—	$1,355	$7,102	$6,238	$(1,228)	$13,467
Cost of sales	(25)	1,327	6,605	5,735	(1,228)	12,414
Selling, general and administrative expenses	9	42	95	162	—	308
Research and development expenses	—	3	12	40	—	55

Operating income (loss)	16	(17)	390	301	—	690
Interest income (expense), net	22	(602)	(14)	(114)	—	(708)
Other income (expense), net	(44)	21	1	(243)	—	(265)
Income from equity investments	7,452	5,491	2,408	93	(15,360)	84
Reorganization items	1,118	2,673	3,029	568	—	7,388
(Provision for) benefit from income taxes	—	(177)	1,575	(83)	—	1,315

Net income	8,564	7,389	7,389	522	(15,360)	8,504
Less: net loss attributable to non-controlling interests	—	—	—	60	—	60

Net income attributable to the Company	$8,564	$7,389	$7,389	$582	$(15,360)	$8,564

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

STATEMENT OF INCOME

For the year ended December 31, 2009

	Predecessor
Millions of dollars	LyondellBasell AF	LCC	Guarantors	Non- Guarantors	Eliminations	Consolidated LyondellBasell AF
Sales and other operating revenues	$—	$2,917	$15,798	$14,481	$(2,368)	$30,828
Cost of sales	1	2,593	15,797	13,493	(2,368)	29,516
Selling, general and administrative expenses	31	65	262	492	—	850
Research and development expenses	—	22	26	97	—	145

Operating income (loss)	(32)	237	(287)	399	—	317
Interest income (expense), net	32	(1,396)	(32)	(381)	—	(1,777)
Other income (expense), net	15	(64)	1	368	—	320
Loss from equity investments	(2,880)	(1,659)	(1,940)	(152)	6,450	(181)
Reorganization items	—	(471)	(971)	(1,519)	—	(2,961)
Benefit from income taxes	—	535	411	465	—	1,411

Net loss	(2,865)	(2,818)	(2,818)	(820)	6,450	(2,871)
Less: net loss attributable to non-controlling interests	—	—	—	6	—	6

Net loss attributable to the Company	$(2,865)	$(2,818)	$(2,818)	$(814)	$6,450	$(2,865)

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

STATEMENT OF CASH FLOWS

Year Ended December 31, 2011

	Successor
Millions of dollars	LyondellBasell N.V.	LCC	Guarantors	Non- Guarantors	Eliminations	Consolidated LyondellBasell N.V.
Net cash provided by (used in) operating activities	$276	$(1,012)	$3,233	$512	$(140)	$2,869

Expenditures for property, plant and equipment	—	(17)	(691)	(342)	—	(1,050)
Proceeds from disposal of assets	—	5	59	7	—	71
Restricted cash	—	—	—	(42)	—	(42)
Loans to affiliates	(1005)	2	(2,732)	(2,189)	5,924	—

Net cash provided by (used in) investing activities	(1005)	(10)	(3,364)	(2,566)	5,924	(1,021)

Proceeds from issuance of shares upon exercise of warrants	37	—	—	—	—	37
Dividends paid	(2,893)	—	—	—	—	(2,893)
Dividends paid to affiliates	—	—	—	(139)	139	—
Issuance of long-term debt	1,000	—	—	—	—	1,000
Repayments of long-term debt	—	(3,063)	—	—	—	(3,063)
Proceeds from (repayment of) notes payable to affiliates	2,600	2,581	(2)	744	(5,923)	—
Payments of debt issuance costs	(15)	(20)	—	—	—	(35)
Other, net	—	(8)	(2)	—	—	(10)

Net cash provided by (used in) financing activities	729	(510)	(4)	605	(5,784)	(4,964)

Effect of exchange rate changes on cash	—	—	—	(41)	—	(41)

Decrease in cash and cash equivalents	—	(1,532)	(135)	(1,490)	—	(3,157)
Cash and cash equivalents at beginning of period	—	1,926	185	2,111	—	4,222

Cash and cash equivalents at end of period	$—	$394	$50	$621	$—	$1,065

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

STATEMENT OF CASH FLOWS

May 1 through December 31, 2010

	Successor
Millions of dollars	LyondellBasell N.V.	LCC	Guarantors	Non- Guarantors	Eliminations	Consolidated LyondellBasell N.V.
Net cash provided by (used in) operating activities	$41	$305	$1,498	$1,124	$—	$2,968

Expenditures for property, plant and equipment	—	(35)	(276)	(155)	—	(466)
Proceeds from disposal of assets	—	1	153	—	—	154
Restricted cash	—	—	—	(11)	—	(11)
Loans to affiliates	(42)	511	(906)	—	437	—

Net cash used in investing activities	(42)	477	(1,029)	(166)	437	(323)

Net borrowings under revolving credit facilities	—	—	—	(412)	—	(412)
Proceeds from short-term debt	—	—	—	6	—	6
Repayments of short-term debt	—	—	—	(8)	—	(8)
Repayments of long-term debt	—	(778)	—	—	—	(778)
Payments of debt issuance costs	—	(2)	—	—	—	(2)
Proceeds from notes payable to affiliates	1	882	(487)	41	(437)	—
Other, net	—	8	(8)	—	—	—

Net cash provided by (used in) financing activities	1	110	(495)	(373)	(437)	(1,194)

Effect of exchange rate changes on cash	—	—	—	60	—	60

Increase (decrease) in cash and cash equivalents	—	892	(26)	645	—	1,511
Cash and cash equivalents at beginning of period	—	1,034	211	1,466	—	2,711

Cash and cash equivalents at end of period	$—	$1,926	$185	$2,111	$—	$4,222

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

STATEMENT OF CASH FLOWS

For the four months ended April 30, 2010

	Predecessor
Millions of dollars	LyondellBasell AF	LCC	Guarantors	Non- Guarantors	Eliminations	Consolidated LyondellBasell AF
Net cash provided by (used in) operating activities	$(107)	$(592)	$(180)	$(46)	$—	$(925)

Expenditures for property, plant and equipment	—	(3)	(96)	(127)	—	(226)
Proceeds from disposal of assets	—	—	1	—	—	1
Short-term investments	—	—	10	2	—	12
Restricted cash	—	—	—	(11)	—	(11)
Contributions and advances to affiliates	(2,550)	—	—	—	2,550	—
Loans to affiliates	(57)	937	403	—	(1,283)	—

Net cash provided by (used in) investing activities	(2,607)	934	318	(136)	1,267	(224)

Issuance of class B ordinary shares	2,800	—	—	—	—	2,800
Repayments of debtor-in-possession term loan facility	—	(2,167)	—	(3)	—	(2,170)
Net repayments of debtor-in-possession revolving credit facility	—	(325)	—	—	—	(325)
Net borrowings on revolving credit facilities	—	—	—	38	—	38
Proceeds from short-term debt	—	—	—	8	—	8
Repayments of short-term debt	—	—	—	(14)	—	(14)
Issuance of long-term debt	—	3,242	—	—	—	3,242
Repayments of long-term debt	—	—	—	(9)	—	(9)
Payments of debt issuance costs	(86)	(154)	—	(13)	—	(253)
Contributions from owners	—	—	—	2,550	(2,550)	—
Proceeds from notes payable to affiliates	—	(14)	(44)	(1,225)	1,283	—
Other, net	—	—	2	(4)	—	(2)

Net cash provided by (used in) financing activities	2,714	582	(42)	1,328	(1,267)	3,315

Effect of exchange rate changes on cash	—	—	—	(13)	—	(13)

Increase in cash and cash equivalents	—	924	96	1,133	—	2,153
Cash and cash equivalents at beginning of period	—	110	115	333	—	558

Cash and cash equivalents at end of period	$—	$1,034	$211	$1,466	$—	$2,711

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

STATEMENT OF CASH FLOWS

For the year ended December 31, 2009

	Predecessor
Millions of dollars	LyondellBasell AF	LCC	Guarantors	Non- Guarantors	Eliminations	Consolidated LyondellBasell AF
Net cash provided by (used in) operating activities	$(2)	$(928)	$(235)	$378	$—	$(787)

Expenditures for property, plant and equipment	—	(22)	(276)	(481)	—	(779)
Proceeds from insurance claims	—	—	—	120	—	120
Advances and contributions to affiliates	—	—	—	(4)	—	(4)
Proceeds from disposal of assets	—	—	20	—	—	20
Short-term investments	—	—	23	—	—	23
Loans to affiliates	—	(294)	560	(161)	(105)	—
Other	—	8	—	1	—	9

Net cash used in investing activities	—	(308)	327	(525)	(105)	(611)

Proceeds from note payable	—	100	—	—	—	100
Repayment of note payable	—	(100)	—	—	—	(100)
Borrowings (repayments) of debtor-in-possession term loan facility	—	1,992	—	(6)	—	1,986
Net borrowings of debtor-in-possession revolving credit facility	—	325	—	—	—	325
Net repayments under pre-petition revolving credit facilities	—	(636)	(130)	—	—	(766)
Net repayments on revolving credit facilities	—	—	(114)	(184)	—	(298)
Proceeds from short-term debt	—	—	—	42	—	42
Repayments of short-term debt	—	—	—	(6)	—	(6)
Repayments of long-term debt	—	—	—	(68)	—	(68)
Payments of debt issuance costs	—	(93)	—	—	—	(93)
Proceeds from notes payable to affiliates	—	(400)	60	235	105	—
Other, net	—	5	—	(26)	—	(21)

Net cash provided by (used in) financing activities	—	1,193	(184)	(13)	105	1,101

Effect of exchange rate changes on cash	—	—	—	(3)	—	(3)

Decrease in cash and cash equivalents	(2)	(43)	(92)	(163)	—	(300)
Cash and cash equivalents at beginning of period	2	153	207	496	—	858

Cash and cash equivalents at end of period	$—	$110	$115	$333	$—	$558

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Effectiveness of Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive and financial officers) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of December 31, 2011, the end of the period covered by this Annual Report on Form 10-K.

Management’s Report on Internal Control Over Financial Reporting

Management’s report on our internal control over financial reporting can be found in Item 8, Financial Statements and Supplementary Data, of this report.

Changes in Internal Control over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended December 31, 2011. We determined that there were several changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. These include:

•	implementation and use of new software systems to provide for a more consistent and unified approach to the preparation and presentation of tax data;

•	engagement of external providers to assist the company with the preparation of the year-end provision using the re-designed provision process, and

•	hiring key tax leadership positions, in particular a Chief Tax Officer and an experienced tax team, to efficiently manage the new processes.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

We have a Code of Conduct for all employees and directors, including our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. We also have a Financial Code of Ethics specifically for our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. We have posted copies of these codes on the “Corporate Governance” section of our website at www.lyondellbasell.com (within the Investor Relations section). Any waivers of the codes must be approved, in advance, by our Supervisory Board. Any amendments to, or waivers from, the codes that apply to our executive officers and directors will be posted on the “Corporate Governance” section of our website.

All other information required by this Item will be included in our Proxy Statement relating to our 2012 Annual General Meeting of Shareholders to be held on May  9, 2012, and is incorporated herein by reference.*

Item 11. Executive Compensation.

All information required by this Item will be included in our Proxy Statement relating to our 2012 Annual General Meeting of Shareholders to be held on May 9, 2012, and is incorporated herein by reference.*

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

All information required by this Item will be included in our Proxy Statement relating to our 2012 Annual General Meeting of Shareholders to be held on May 9, 2012, and is incorporated herein by reference.*

Item 13. Certain Relationships and Related Transactions, and Director Independence.

All information required by this Item will be included in our Proxy Statement relating to our 2012 Annual General Meeting of Shareholders to be held on May 9, 2012, and is incorporated herein by reference.*

Item 14. Principal Accounting Fees and Services.

All information required by this Item will be included in our Proxy Statement relating to our 2012 Annual General Meeting of Shareholders to be held on May 9, 2012, and is incorporated herein by reference.*

*Except for information or data specifically incorporated herein by reference under Items 10 through 14, other information and data appearing in our 2012 Proxy Statement are not deemed to be a part of this Annual Report on Form 10-K or deemed to be filed with the Commission as a part of this report.

Item 15. Exhibits, Financial Statement Schedules.

(a) (1) Consolidated Financial Statements :

The financial statements and supplementary information listed in the Index to Financial Statements, which appears on page 80, are filed as part of this annual report.

(a) (2) Consolidated Financial Statement Schedules :

Schedules are omitted because they either are not required or are not applicable or because equivalent information has been included in the financial statements, the notes thereto or elsewhere herein.

(b) Exhibits:

The exhibit list required by this Item is incorporated by reference to the Exhibit Index filed as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LYONDELLBASELL INDUSTRIES N.V.

Date: February 29, 2012	/s/ James L. Gallogly
Name: James L. Gallogly
Title: Sole Member of the Management Board

Signature	Title	Date

/s/ James L. Gallogly James L. Gallogly	Chief Executive Officer and Sole Member of the Management Board (Principal Executive Officer)	February 29, 2012

/s/ Karyn F. Ovelmen Karyn F. Ovelmen	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 29, 2012

/s/ Wendy Johnson Wendy Johnson	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 29, 2012

/s/ Jacques Aigrain Jacques Aigrain	Director	February 29, 2012

/s/ Jagjeet S. Bindra Jagjeet S. Bindra	Director	February 29, 2012

/s/ Robin Buchanan Robin Buchanan	Director	February 29, 2012

/s/ Milton Carroll Milton Carroll	Director	February 29, 2012

/s/ Stephen F. Cooper Stephen F. Cooper	Director	February 29, 2012

/s/ Robert G. Gwin Robert G. Gwin	Director	February 29, 2012

Joshua J. Harris	Director

/s/ Scott M. Kleinman Scott M. Kleinman	Director	February 29, 2012

/s/ Marvin O. Schlanger Marvin O. Schlanger	Chairman of the Supervisory Board and Director	February 29, 2012

Bruce A. Smith	Director

/s/ Rudy M.J. van der Meer Rudy M.J. van der Meer	Director	February 29, 2012

Exhibit Index

Exhibit Number	Description

2	Third Amended and Restated Joint Chapter 11 Plan of Reorganization for the LyondellBasell Debtors, dated as of March 12, 2010 (incorporated by reference to Exhibit 2.1 to Form 10 dated April 28, 2010)

3.1	Amended and Restated Articles of Association of LyondellBasell Industries N.V., dated as of May 27, 2011 (incorporated by reference to the Registrant’s Registration Statement on Form S-4 (File No. 333-175077) as filed on June 22, 2011)

3.2	Rules for the Supervisory Board of LyondellBasell Industries N.V. (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to Form 10 dated July 26, 2010)

3.3	Rules for the Management Board of LyondellBasell Industries N.V. (incorporated by reference to Exhibit 3.3 to Amendment No. 2 to Form 10 dated July 26, 2010)

4.1	Specimen certificate for Class A ordinary shares, par value €0.04 per share, of LyondellBasell Industries N.V. (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to Form 10 dated July 26, 2010)

4.2	Nomination Agreement between LeverageSource (Delaware), LLC and LyondellBasell Industries N.V., dated as of April 30, 2010 (incorporated by reference to Exhibit 4.3 to Amendment No. 2 to Form 10 dated July 26, 2010)

4.3	Nomination Agreement between AI International Chemicals S.à.r.l. and LyondellBasell Industries N.V., dated as of April 30, 2010 (incorporated by reference to Exhibit 4.5 to Amendment No. 2 to Form 10 dated July 26, 2010)

4.4	Registration Rights Agreement relating to 8% Senior Secured Notes due 2017 by and among LyondellBasell Industries N.V., Banc of America Securities LLC and UBS Securities LLC, dated as of April 8, 2010 (incorporated by reference to Exhibit 4.4 to Form 10 dated April 28, 2010)

4.5	Registration Rights Agreement by and among LyondellBasell Industries N.V. and the Holders (as defined therein), dated as of April 30, 2010 (incorporated by reference to Exhibit 4.7 to Amendment No. 2 to Form 10 dated July 26, 2010)

4.6	Registration Rights Agreement relating to 6.0% Senior Notes due 2021, among the Company, the Guarantors and the Initial Purchasers, dated as of November 14, 2011 (incorporated by reference to Exhibit 4.2 to Form 8-K dated November 17, 2011)

4.7	Amended and Restated Indenture relating to 8% Senior Secured Notes due 2017 between Lyondell Chemical Company, certain of its subsidiaries, LyondellBasell Industries N.V. and Wilmington Trust FSB, dated as of April 30, 2010 (incorporated by reference to Exhibit 4.8 to Amendment No. 2 to Form 10 dated July 26, 2010)

4.8	First Supplemental Indenture relating to 8% Senior Secured Notes due 2017, by and among Lyondell Chemical Company, LyondellBasell Industries N.V., each of the other Guarantors signatory thereto and Wilmington Trust, National Association, as trustee, dated as of November 2, 2011 (incorporated by reference to Exhibit 4.1 to Form 8-K dated November 8, 2011)

4.9	Indenture relating to 11% Senior Secured Notes due 2018 by and among LyondellBasell Industries N.V., Lyondell Chemical Company and Wells Fargo, N.A., dated as of April 30, 2010 (incorporated by reference to Exhibit 4.10 to Amendment No. 2 to Form 10 dated July 26, 2010)

Exhibit Number	Description

4.10	First Supplemental Indenture relating to 11% Senior Secured Notes due 2018, by and among Lyondell Chemical Company, LyondellBasell Industries N.V., each of the other Guarantors signatory thereto and Wells Fargo Bank, National Association, as trustee, dated as of November 2, 2011 (incorporated by reference to Exhibit 4.2 to Form 8-K dated November 8, 2011)

4.11	Indenture relating to 6.0% Senior Notes due 2021, among the Company, as issuer, each of the Guarantors named therein, as guarantors, Wells Fargo National Association, as trustee, registrar and paying agent, dated as of November 14, 2011 (incorporated by reference to Exhibit 4.1 to Form 8-K dated November 17, 2011)

4.12	Warrant Agreement by and among LyondellBasell Industries N.V. and Computershare Inc. and Computershare Trust Company, N.A., dated as of April 30, 2010 (incorporated by reference to Exhibit 4.12 to Amendment No. 2 to Form 10 dated July 26, 2010)

10.1+	Employment agreement by and among James L. Gallogly, Lyondell Chemical Company and LyondellBasell AFGP, dated as of May 14, 2009 (incorporated by reference to Exhibit 10.1 to Form 10 dated April 28, 2010)

10.2+	Compensation terms of C. Kent Potter (incorporated by reference to Exhibit 10.2 to Form 10 dated April 28, 2010)

10.3+	Transition Agreement dated October 10, 2011 between C. Kent Potter and Lyondell Chemical Company (incorporated by reference to Exhibit 10.1 to Form 8-K dated October 11, 2011)

10.4+	Letter Agreement dated October 7, 2011 between Karyn F. Ovelmen and Lyondell Chemical Company (incorporated by reference to Exhibit 10.2 to Form 8-K dated October 11, 2011)

10.5+	Employment agreement by and among Craig B. Glidden, Lyondell Chemical Company and LyondellBasell AFGP, dated as of August 5, 2009 (incorporated by reference to Exhibit 10.3 to Form 10 dated April 28, 2010)

10.6+	Employment agreement by and among Kevin Brown, Lyondell Chemical Company and LyondellBasell AFGP, dated as of March 19, 2010 (incorporated by reference to Exhibit 10.4 to Form 10 dated April 28, 2010)

10.7+	Employment agreement by and among Bhavesh V. Patel, Lyondell Chemical Company and LyondellBasell AFGP, dated as of March 19, 2010 (incorporated by reference to Exhibit 10.5 to Form 10 dated April 28, 2010)

10.8+*	Employment Agreement, dated as of June 2, 2011 by and among Lyondell Chemical Company and Tim Roberts

10.9+	LyondellBasell Industries N.V. Short-Term Incentive Plan (incorporated by reference to Exhibit 10.11 to Amendment No. 2 to Form 10 dated July 26, 2010)

10.10+	LyondellBasell Industries N.V. Medium Term Incentive Plan (incorporated by reference to Exhibit 10.12 to Form 10 dated April 28, 2010)

10.11+	LyondellBasell Industries N.V. 2010 Long-Term Incentive Plan. (incorporated by reference to Exhibit 10.13 to Form 10 dated April 28, 2010)

10.12+	Form of Officer and Director Indemnification Agreement (incorporated by reference to Exhibit 10.14 to Amendment No. 2 to Form 10 dated July 26, 2010)

Exhibit Number	Description

10.13+	Form of Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.16 to Amendment No. 2 to Form 10 dated July 26, 2010)

10.14+	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.17 to Amendment No. 2 to Form 10 dated July 26, 2010)

10.15+	Form of Stock Appreciation Right Award Agreement (incorporated by reference to Exhibit 10.18 to Amendment No. 2 to Form 10 dated July 26, 2010)

10.16+*	Form of Qualified Performance Award Agreement

10.17	Senior Secured Asset-Based Credit Agreement by and between Lyondell Chemical Company, certain of its subsidiaries, LyondellBasell Industries N.V. and Citibank, N.A., dated as of April 8, 2010 (incorporated by reference to Exhibit 10.21 to Amendment No. 2 to Form 10 dated July 26, 2010)

10.18	First Amendment to Senior Secured Asset-Based Credit Agreement, dated as of June 2, 2011 (incorporated by reference to Exhibit 10.1 to Form 8-K dated June 8, 2011)

10.19	Security Agreement dated as of April 30, 2010 between Lyondell Chemical Company, certain of its subsidiaries, LyondellBasell Industries N.V. and Citibank N.A (incorporated by reference to Exhibit 10.22 to Amendment No. 2 to Form 10 dated July 26, 2010)

10.20	Master Receivables Purchase Agreement dated May 4, 2010 among Basell Sales and Marketing Company B.V., Lyondell Chemie Nederland B.V., Basell Polyolefins Collections Limited, Citicorp Trustee Company Limited and Citibank, N.A., London Branch (incorporated by reference to Exhibit 10.23 to Amendment No. 2 to Form 10 dated July 26, 2010)

21*	List of subsidiaries of the registrant (incorporated by reference to Exhibit 21.1 to Form 10-K for the year ended December 31, 2010)

23 *	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32 *	Certifications pursuant to 18 U.S.C. Section 1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

+  Management contract or compensatory plan, contract or arrangement

*  Filed herewith.