Form 10-Q
period 2012-03-31
LyondellBasell Industries N.V.
filed 2012-04-30
CIK 1489393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Stationsplein 45

3013 AK Rotterdam

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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☑    No  ☐

The registrant had 574,623,896 ordinary shares, €0.04 par value, outstanding at April 27, 2012 (excluding 3,678,709 treasury shares).

LYONDELLBASELL INDUSTRIES N.V.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
Millions of dollars, except earnings per share	2012	2011
Sales and other operating revenues:
Trade	$11,592	$11,960
Related parties	287	292

	11,879	12,252
Operating costs and expenses:
Cost of sales	10,670	10,943
Selling, general and administrative expenses	224	211
Research and development expenses	39	33

	10,933	11,187

Operating income	946	1,065
Interest expense	(99)	(163)
Interest income	4	8
Other expense, net	(1)	(43)

Income before equity investments, reorganization items and income taxes	850	867

Income from equity investments	46	58
Reorganization items	5	(2)

Income before income taxes	901	923
Provision for income taxes	302	263

Net income	599	660
Net loss attributable to non-controlling interests	1	3

Net income attributable to the Company	$600	$663

Earnings per share:
Net income—
Basic	$1.04	$1.16

Diluted	$1.04	$1.15

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended March 31,
Millions of dollars	2012	2011
Net income	$599	$660
Other comprehensive income, net of tax –
Defined benefit pension plan:
Prior service cost arising during period	1	2
Amortization of prior service cost included in net income	6	—
Income taxes on defined benefit plans	(2)	—

Defined benefit pension plan, net	5	2

Foreign currency translations adjustment:
Unrealized net change arising during the period	203	376
Income taxes on foreign currency translation adjustments	1	1

Foreign currency translations, net of tax	204	377

Total other comprehensive income	209	379

Comprehensive income	808	1,039
Comprehensive income attributable to non-controlling interest	1	3

Comprehensive income attributable to the Company	$809	$1,042

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED BALANCE SHEETS

Millions, except shares and par value data	March 31, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$1,670	$1,065
Restricted cash	9	53
Accounts receivable:
Trade, net	3,973	3,582
Related parties	236	196
Inventories	5,208	5,499
Prepaid expenses and other current assets	1,002	1,040

Total current assets	12,098	11,435
Property, plant and equipment, net	7,426	7,333
Investments and long-term receivables:
Investment in PO joint ventures	415	412
Equity investments	1,605	1,559
Related party receivables	4	4
Other investments and long-term receivables	72	68
Goodwill	595	585
Intangible assets, net	1,149	1,177
Other assets	245	266

Total assets	$23,609	$22,839

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED BALANCE SHEETS

Millions, except shares and par value data	March 31, 2012	December 31, 2011
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$4
Short-term debt	42	48
Accounts payable:
Trade	2,638	2,562
Related parties	907	852
Accrued liabilities	1,049	1,242
Deferred income taxes	310	310

Total current liabilities	4,946	5,018
Long-term debt	3,984	3,980
Other liabilities	2,281	2,277
Deferred income taxes	1,035	917
Commitments and contingencies
Stockholders’ equity:
Ordinary shares, €0.04 par value, 1,275 million shares authorized, 574,467,256 and 573,390,514 shares outstanding, respectively	31	31
Additional paid-in capital	10,319	10,272
Retained earnings	1,298	841
Accumulated other comprehensive loss	(218)	(427)
Treasury stock, at cost, 3,835,350 and 4,051,013 ordinary shares, respectively	(120)	(124)

Total Company share of stockholders’ equity	11,310	10,593
Non-controlling interests	53	54

Total equity	11,363	10,647

Total liabilities and equity	$23,609	$22,839

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
Millions of dollars	2012	2011
Cash flows from operating activities:
Net income	$599	$660
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	237	215
Asset impairments	22	5
Amortization of debt-related costs	6	8
Equity investments—
Equity income	(46)	(58)
Distribution of earnings, net of tax	14	96
Deferred income taxes	153	81
Reorganization items	(5)	2
Gain on sale of assets	(4)	—
Unrealized foreign currency exchange loss	10	3
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(374)	(897)
Inventories	346	(799)
Accounts payable	80	1,264
Contributions to pension plans	(10)	(155)
Income tax refunds	244	2
Prepaid expenses and other current assets	(274)	(86)
Other, net	(77)	(120)

Net cash provided by operating activities	921	221

Cash flows from investing activities:
Expenditures for property, plant and equipment	(228)	(221)
Proceeds from disposal of assets	4	5
Restricted cash	44	—
Other	(5)	—

Net cash used in investing activities	(185)	(216)

Cash flows from financing activities:
Shares issued upon exercise of warrants	1	37
Dividends paid	(143)	—
Proceeds from short-term debt	10	—
Repayments of short-term debt	(19)	—
Repayments of long-term debt	(2)	—
Other, net	5	(9)

Net cash provided by (used in) financing activities	(148)	28

Effect of exchange rate changes on cash	17	128

Increase in cash and cash equivalents	605	161
Cash and cash equivalents at beginning of period	1,065	4,222

Cash and cash equivalents at end of period	$1,670	$4,383

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non- Controlling Interests
	Ordinary Shares
Millions of dollars	Issued	Treasury
Balance, January 1, 2012	$31	$(124)	$10,272	$841	$(427)	$10,593	$54
Net income (loss)	—	—	—	600	—	600	(1)
Other comprehensive income	—	—	—	—	209	209	—
Warrants exercised	—	—	37	—	—	37	—
Shares purchased	—	(11)	—	—	—	(11)	—
Share-based compensation	—	15	10	—	—	25	—
Cash dividends ($0.25 per share)	—	—	—	(143)	—	(143)	—

Balance, March 31, 2012	$31	$(120)	$10,319	$1,298	$(218)	$11,310	$53

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1. Basis of Presentation

LyondellBasell Industries N.V., together with its consolidated subsidiaries (collectively “LyondellBasell N.V.”), is a worldwide manufacturer of chemicals and polymers, a refiner of crude oil, a significant producer of gasoline blending components and a developer and licensor of technologies for production of polymers and other chemicals. When we use the terms “Company,” “we,” “us,” “our” or similar words, unless the context otherwise requires, we are referring to LyondellBasell N.V.

The accompanying consolidated financial statements are unaudited and have been prepared from the books and records of LyondellBasell N.V. in accordance with the instructions to Form 10-Q and Rule 10-1 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. In our opinion, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results for the entire year. These consolidated financial statements should be read in conjunction with the LyondellBasell N.V. consolidated financial statements and notes thereto included in the LyondellBasell Industries N.V. Annual Report on Form 10-K for the year ended December 31, 2011.

2. Accounting and Reporting Changes

Recently Adopted Guidance

Comprehensive Income—In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, related to ASC Topic 220, Comprehensive Income: Presentation of Comprehensive Income. This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Under ASC 220, an entity can elect to present either i) one continuous statement of comprehensive income or ii) in two separate but consecutive statements. Under the two-statement approach, the first statement would include components of net income, which is consistent with the income statement format used before, and the second statement would include components of other comprehensive income (OCI). The ASU does not change the items that must be reported in OCI. We have included the Consolidated Statements of Comprehensive Income in this interim report on Form 10-Q for the three months ended March 31, 2012 and 2011.

Fair Value Measurement—In May, 2011 the FASB issued new guidance related to ASC Topic 820, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards (“IFRS”) and changes some fair value measurement principles and disclosure requirements. This guidance aligns the fair value measurement of instruments classified within an entity’s shareholders’ equity with the guidance for liabilities. As a result, entities are required to measure the fair value of their own equity instruments from the perspective of a market participant that holds the equity instruments as assets. This guidance also enhances disclosure requirements for recurring Level 3 fair value measurements to include quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements. New disclosures on the use of a nonfinancial asset

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

measured or disclosed at fair value are required if its use differs from its highest and best use. In addition, entities must report the level in the fair value hierarchy of assets and liabilities not recorded at fair value but where fair value is disclosed. The ASU is effective for interim and annual periods beginning on or after December 15, 2011. The adoption of this amendment in 2012 did not have a material effect on the presentation of our consolidated financial statements.

Accounting Guidance Issued But Not Adopted as of March 31, 2012

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

3. Accounts Receivable

Our allowance for doubtful accounts receivable, which is reflected in the Consolidated Balance Sheets as a reduction of accounts receivable, totaled $20 million and $16 million at March 31, 2012 and December 31, 2011, respectively.

4. Inventories

Inventories consisted of the following components:

	March 31,	December 31,
Millions of dollars	2012	2011
Finished goods	$3,306	$3,544
Work-in-process	271	267
Raw materials and supplies	1,631	1,688

Total inventories	$5,208	$5,499

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Property, Plant and Equipment, Goodwill and Intangible Assets

The components of property, plant and equipment, at cost, and the related accumulated depreciation were as follows:

	March 31,	December 31,
Millions of dollars	2012	2011
Land	$306	$301
Manufacturing facilities and equipment	7,624	7,358
Construction in progress	827	785

Total property, plant and equipment	8,757	8,444
Less accumulated depreciation	(1,331)	(1,111)

Property, plant and equipment, net	$7,426	$7,333

During the first quarter of 2012, we recognized impairments totaling $22 million, primarily related to damage to our LDPE plant in Wesseling, Germany resulting from an explosion in a reactor bay.

On January 4, 2012 we ceased operations at our Berre refinery. No impairment charge was taken during the period as the refinery was fully impaired in 2008 and all subsequent capital expenditures were impaired in the period in which they were incurred.

Depreciation and amortization expense is summarized as follows:

	Three Months Ended
	March 31,	March 31,
Millions of dollars	2012	2011
Property, plant and equipment	$194	$167
Investment in PO joint ventures	7	7
Emission allowances	17	18
Various contracts	10	22
Technology, patent and license costs	5	—
Software costs	4	1

Total depreciation and amortization	$237	$215

Asset Retirement Obligations—The liabilities recognized for all asset retirement obligations were $120 million and $123 million at March 31, 2012 and December 31, 2011, respectively.

Goodwill—Goodwill increased from $585 million at December 31, 2011 to $595 million at March 31, 2012. The $10 million change in goodwill is a result of foreign exchange translation.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Investment in PO Joint Ventures

Changes in our investment in the U.S. and European PO joint ventures for 2012 and 2011 are summarized below:

	U.S. PO Joint	European PO	Total PO
Millions of dollars	Venture	Joint Venture	Joint Ventures
Investments in PO joint ventures—January 1, 2012	$274	$138	$412
Cash contributions	1	5	6
Depreciation and amortization	(5)	(2)	(7)
Effect of exchange rate changes	—	4	4

Investments in PO joint ventures—March 31, 2012	$270	$145	$415

Investments in PO joint ventures—January 1, 2011	$291	$146	$437
Cash contributions	—	5	5
Depreciation and amortization	(5)	(2)	(7)
Effect of exchange rate changes	—	9	9

Investments in PO joint ventures—March 31, 2011	$286	$158	$444

7. Equity Investments

The changes in equity investments were as follows:

	Three Months Ended
	March 31,	March 31,
Millions of dollars	2012	2011
Beginning balance	$1,559	$1,587
Income from equity investments	46	58
Dividends received, gross	(14)	(103)
Currency exchange effects	18	44
Other	(4)	—

Ending balance	$1,605	$1,586

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized income statement information and our share for the periods for which the respective Equity investments were accounted for under the equity method is set forth below:

	Three months ended
	March 31, 2012		March 31, 2011
		Company		Company
Millions of dollars	100%	Share	100%	Share
Revenues	$2,457	$908	$3,587	$1,239
Cost of sales	(2,189)	(821)	(3,170)	(1,109)

Gross profit	268	87	417	130
Net operating expenses	(74)	(21)	(98)	(32)

Operating income	194	66	319	98
Interest expense	(57)	(16)	(58)	(16)
Foreign currency translation	5	4	(39)	(10)
Income from equity investments	7	2	10	3

Income before income taxes	149	56	232	75
Provision for income taxes	34	10	53	17

Net income	$115	$46	$179	$58

8. Debt

Long-term loans, notes and other long-term debt due to banks and other unrelated parties consisted of the following:

	March 31,	December 31,
Millions of dollars	2012	2011
Senior Notes due 2017, $2,250 million, 8.0%	$619	$619
Senior Notes due 2017, € 375 million, 8.0%	138	134
Senior Notes due 2018, $3,240 million, 11.0%	1,922	1,922
Senior Notes due 2021, $1,000 million, 6.0%	1,000	1,000
Guaranteed Notes, due 2027, $300 million, 8.1%	300	300
Other	5	9

Total	3,984	3,984
Less current maturities	—	(4)

Long-term debt	$3,984	$3,980

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Short-term loans, notes and other short-term debt due to banks and other unrelated parties consisted of the following:

	March 31,	December 31,
Millions of dollars	2012	2011
$2,000 million Senior Secured Asset-Based Revolving Credit Facility	$—	$—
€450 million European Receivables Securitization Facility	—	—
Financial payables to equity investees	10	10
Other	32	38

Total short-term debt	$42	$48

On April 9, 2012, LyondellBasell N.V. issued $2,000 million aggregate principal amount of 5% senior notes due 2019 and $1,000 million aggregate principal amount of 5.75% senior notes due 2024, each at an issue price of 100%. These notes were issued in a private placement to qualified institutional buyers and to certain non-U.S. persons in offshore transactions.

Pursuant to a cash tender offer, in April 2012 we repaid $2,606 million of debt, comprising $742 million, or approximately 98%, of our 8% senior notes outstanding and $1,864 million, or 97%, of our 11% senior notes outstanding. In connection with the tender offer, we paid premiums totaling $287 million. We also obtained consents from the note holders to eliminate substantially all of the covenants in the indentures governing the 8% and 11% notes.

Amortization of debt issuance costs in the three months ended March 31, 2012 and 2011 resulted in amortization expense of $6 million and $8 million, respectively, which is included in interest expense in the Consolidated Statements of Income.

At March 31, 2012 and 2011, our weighted average interest rates on outstanding short-term debt were 2.9% and 3.8%, respectively.

9. Financial Instruments

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

The following table summarizes the pretax effect of settled commodity futures contracts charged directly to income:

	Settled Commodity Contracts
	Three Months Ended March 31, 2012
Millions of dollars	Gain (Loss) Recognized in Income	Volumes Settled	Volume Unit
Futures:
Gasoline	$12	55	million gallons
Heating oil	4	112	million gallons
Butane	(1)	12	million gallons
Crude oil	(6)	80	million gallons

	$9

	Three Months Ended March 31, 2011
	Gain (Loss) Recognized in Income	Volumes Settled	Volume Unit
Futures:
Gasoline	$1	119	million gallons
Heating oil	5	157	million gallons

	$6

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated fair value and notional amounts of our open commodity futures contracts are shown in the table below:

	Open Commodity Contracts
	March 31, 2012
		Notional Amounts
Millions of dollars	Fair Value	Value	Volumes	Volume Unit	Maturity Dates
Futures:
Gasoline	$—	$85	28	million gallons	April 2012 and October 2012 - February 2013
Heating oil	—	37	12	million gallons	April 2012
Butane	—	38	20	million gallons	October 2012 - February 2013

	$—	$160

	December 31, 2011
		Notional Amounts
	Fair Value	Value	Volumes	Volume Unit	Maturity Dates
Futures:
Gasoline	$12	$34	12	million gallons	January 2012 - February 2012
Heating oil	1	54	19	million gallons	January 2012
Butane	(1)	22	12	million gallons	January 2012 - February 2012

	$12	$110

Foreign Currency Rates—We have significant operations in several countries of which functional currencies are primarily the U.S. dollar for U.S. operations and the Euro for operations in Europe. We enter into transactions denominated in other than our functional currency and the functional currencies of our subsidiaries. As a result, we are exposed to foreign currency risk on receivables and payables. We maintain risk management control policies intended to monitor foreign currency risk attributable to both the outstanding foreign currency balances and future commitments. The risk management control policies involve the centralization of foreign currency exposure management, the offsetting of exposures and the estimating of expected impacts of changes in foreign currency rates on our earnings. We enter into foreign currency spot, forward and swap contracts to reduce the effects of our net currency exchange exposures. At March 31, 2012, foreign currency spot, forward and swap contracts in the notional amount of $692 million, maturing in April and May 2012, were outstanding. The fair values, based on quoted market exchange rates, resulted in a net receivable of $3 million at March 31, 2012 and a net payable of $12 million at December 31, 2011.

For forward contracts that economically hedge recognized monetary assets and liabilities in foreign currencies, no hedge accounting is applied. Changes in the fair value of foreign currency forward contracts are reported in the Consolidated Statements of Income and offset the currency exchange results recognized on the assets and liabilities.

Foreign Currency Gain (Loss)—Other income, net, in the Consolidated Statements of Income reflected gains of $2 million and $10 million for the three months ended March 31, 2012 and 2011, respectively.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Warrants—As of March 31, 2012 and December 31, 2011, we had warrants outstanding to purchase 139,145 and 1,000,223 ordinary shares at an exercise price of $13.77 per ordinary share, respectively. The warrants have anti-dilution protection for in-kind stock dividends, stock splits, stock combinations and similar transactions and may be exercised at any time until the close of business on April 30, 2017. Upon an affiliate change of control, the holders of the warrants may put the warrants to LyondellBasell N.V. at a price equal to, as applicable, the in-the-money value of the warrants or the Black-Scholes value of the warrants.

We calculated the fair value of our warrants using the weighted average price of our stock for the last 20 trading days less the warrant exercise price. Accordingly, the warrants are classified as Level 2 in the valuation hierarchy.

The fair values of the warrants were determined to be $4 million and $19 million at March 31, 2012 and December 31, 2011, respectively.

Derivatives—The following table summarizes financial instruments outstanding as of March 31, 2012 and December 31, 2011 that are measured at fair value on a recurring basis.

		March 31, 2012		December 31, 2011
Millions of dollars	Balance Sheet Classification	Notional Amount	Fair Value	Notional Amount	Fair Value
March 31, 2012:
Assets at fair value –
Derivatives:
Commodities	Prepaid expenses and other current assets	$95	$—	$88	$13
Foreign currency	Prepaid expenses and other current assets	692	3	—	—

		$787	$3	$88	$13

Liabilities at fair value –
Derivatives:
Commodities	Accrued liabilities	$65	$—	$22	$1
Warrants	Accrued liabilities	2	4	14	19
Foreign currency	Accrued liabilities	$—	—	726	12

		$67	$4	$762	$32

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the pretax effect of derivative instruments charged directly to income:

	Effect of Financial Instruments
	Three Months Ended March 31, 2012
Millions of dollars	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI to Income	Additional Gain (Loss) Recognized in Income	Income Statement Classification
Derivatives not designated as hedges:
Warrants	$—	$—	$(10)	Other income (expense), net
Commodities	—	—	9	Cost of sales
Foreign currency	—	—	23	Other income (expense), net

	$—	$—	$22

	Three Months Ended March 31, 2011
Millions of dollars	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI to Income	Additional Gain (Loss) Recognized in Income	Income Statement Classification
Derivatives not designated as hedges:
Warrants	$—	$—	$(59)	Other income (expense), net
Commodities	—	—	6	Cost of sales
Foreign currency	—	—	(2)	Other income (expense), net

	$—	$—	$(55)

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Fair Value Measurement

The following table summarizes the bases used to determine the fair value of financial instruments outstanding as of March 31, 2012 and December 31, 2011 that are measured at fair value on a recurring basis.

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair	Assets	Inputs	Inputs
Millions of dollars	Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2012:
Assets at fair value –
Derivatives:
Commodities	$—	$—	$—	$—
Foreign currency	3	—	3	—

	$3	$—	$3	$—

Liabilities at fair value –
Derivatives:
Commodities	$—	$—	$—	$—
Warrants	4	—	4	—

	$4	$—	$4	$—

December 31, 2011:
Assets at fair value –
Derivatives:
Commodities	$13	$—	$13	$—

	$13	$—	$13	$—

Liabilities at fair value –
Derivatives:
Commodities	$1	$—	$1	$—
Warrants	19	—	19	—
Foreign currency	12	—	12	—

	$32	$—	$32	$—

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table is a reconciliation of the beginning and ending balances of Level 1 and Level 2 inputs for financial instruments measured at fair value on a recurring basis:

	Fair Value	Fair Value Measurement
	Measurement	Using
	Using Quoted	Significant
	prices in active	Other
	markets for	Observable
	identical assets	Inputs
Millions of dollars	(Level 1)	(Level 2)
Balance at January 1, 2012	$—	$19
Purchases, sales, issuances, and settlements	—	(25)
Total gains or losses (realized/unrealized)	—	10

Balance at March 31, 2012	$—	$4

Balance at January 1, 2011	$215	$—
Purchases, sales, issuances, and settlements	(49)	—
Total gains or losses (realized/unrealized)	59	—

Balance at March 31, 2011	$225	$—

The fair value of all non-derivative financial instruments included in current assets, including cash and cash equivalents, restricted cash and accounts receivable, and accounts payable, approximated the applicable carrying value due to the short maturity of those instruments.

There were no financial instruments measured on a recurring basis using Level 3 inputs during the three months ended March 31, 2012 and 2011.

The carrying value and the estimated fair value of our non-derivative financial instruments are shown in the table below:

	March 31, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
Millions of dollars	Value	Value	Value	Value
Short and long-term debt, including current maturities	$4,021	$4,392	$4,026	$4,294

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the bases used to measure certain liabilities at fair value which are recorded at historical cost or amortized cost in the Consolidated Balance Sheet:

		Fair Value Measurement
			Quoted prices	Significant
	Carrying	Fair	in active	other	Significant
	Value	Value	markets for	observable	unobservable
	March 31,	March 31,	identical assets	inputs	inputs
Millions of dollars	2012	2012	(Level 1)	(Level 2)	(Level 3)
Short-term debt:
Financial payables to equity investees	$10	$10	$—	$—	$10
Other	32	32	—	11	21
Long-term debt:
Senior Notes due 2017, $2,250 million, 8.0%	619	693	—	693	—
Senior Notes due 2017, € 375 million, 8.0%	138	154	—	154	—
Senior Notes due 2018, $3,240 million, 11.0%	1,922	2,114	—	2,114	—
Senior Notes due 2021, $1,000 million, 6.0%	1,000	1,050	—	1,050	—
Guaranteed Notes, due 2027, $300 million, 8.1%	300	339	—	339	—

Short term and long-term debt, including current maturities	$4,021	$4,392	$—	$4,361	$31

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

		Fair Value Measurement
			Quoted prices	Significant
	Carrying		in active	other	Significant
	Value	Fair Value	markets for	observable	unobservable
	December 31,	December 31,	identical assets	inputs	inputs
Millions of dollars	2011	2011	(Level 1)	(Level 2)	(Level 3)
Short-term debt:
Financial payables to equity investees	$10	$10	$—	$—	$10
Other	38	38	—	10	28
Long-term debt:
Senior Notes due 2017, $2,250 million, 8.0%	619	672	—	672	—
Senior Notes due 2017, € 375 million, 8.0%	134	143	—	143	—
Senior Notes due 2018, $3,240 million, 11.0%	1,922	2,066	—	2,066	—
Senior Notes due 2021, $1,000 million, 6.0%	1,000	1,035	—	1,035	—
Guaranteed Notes, due 2027, $300 million, 8.1%	300	327	—	327	—
Other	3	3	—	—	3

Short term and long-term debt, including current maturities	$4,026	$4,294	$—	$4,253	$41

For assets and liabilities classified as Level 1, the fair value is measured using quoted prices in active markets. The total fair value is either the price of the most recent trade at the time of the market close or the official close price, as defined by the exchange on which the asset is most actively traded on the last trading day of the period, multiplied by the number of units held without consideration of transaction costs.

For assets and liabilities classified as Level 2, fair value is based on the price a market participant would pay for the security, adjusted for the terms specific to that asset and liability. Broker quotes were obtained from well established and recognized vendors of market data for debt and commodity valuations.

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

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Pension and Other Post-retirement Benefits

Net periodic pension benefits included the following cost components for the three months ended March 31:

	2012		2011
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$12	$11	$11	$9
Interest cost	20	12	23	12
Expected return on plan assets	(30)	(6)	(26)	(7)
Curtailments and settlements loss	—	—	—	2
Amortization	5	1	—	—

Net periodic pension benefit costs	$7	$18	$8	$16

Net periodic other post-retirement benefits included the following cost components for the three months ended March 31:

	2012		2011
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$1	$1	$4	$2
Interest cost	3	—	4	—
Amortization	1	—	—	—

Net periodic benefit costs	$5	$1	$8	$2

The Company contributed $10 million to its pension plans during the three months ended March 31, 2012, which consisted of $8 million and $2 million to its U.S. and non-U.S. pension plans, respectively.

12. Income Taxes

Our effective income tax rate of 33.5% for the first quarter 2012 resulted in a tax provision of $302 million on pre-tax income of $901 million. Our effective income tax rate for the first quarter 2011 was 28.5% resulting in tax expense of $263 million on pre-tax income of $923 million. The first quarter 2012 effective income tax rate is higher than the first quarter 2011 effective income tax rate primarily due to an increase in earnings in higher tax jurisdictions and taxable foreign currency gains.

The first quarter 2012 effective income tax rate was lower than the U.S. statutory 35% rate primarily due to the effect of pre-tax income in countries with lower statutory tax rates and favorable permanent adjustments related to equity earnings, notional royalties, release of valuation allowance, and the U.S. domestic production activity deduction, which were partially offset by unfavorable permanent adjustments related to the increase in uncertain tax reserves. The first quarter 2011 effective income tax rate was lower than the statutory 35% rate primarily due to the effect of pre-tax income in countries with lower statutory tax rates and tax deductible foreign currency losses which were partially offset by the non-deductible accrual of expense related to stock warrants.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Commitments and Contingencies

Commitments—We have various purchase commitments for materials, supplies and services related to the ordinary conduct of business, generally for quantities required for our businesses and at prevailing market prices. These commitments are designed to assure sources of supply and are not expected to be in excess of normal requirements. Our capital expenditure commitments at March 31, 2012 were in the normal course of business.

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

Environmental Remediation—Our accrued liability for future environmental remediation costs at current and former plant sites and other remediation sites totaled $132 million and $120 million as of March 31, 2012 and December 31, 2011, respectively. At March 31, 2012, the accrued liabilities for individual sites range from less than $1 million to $23 million. The remediation expenditures are expected to occur over a number of years, and not to be concentrated in any single year. In our opinion, it is reasonably possible that losses in excess of the liabilities recorded may have been incurred. However, we cannot estimate any amount or range of such possible additional losses. New information about sites, new technology or future developments such as involvement in investigations by regulatory agencies, could require us to reassess our potential exposure related to environmental matters.

The following table summarizes the activity in our accrued environmental liability included in “Accrued liabilities” and “Other liabilities”:

	Three Months Ended
Millions of dollars	March 31, 2012	March 31, 2011
Balance at beginning of period	$120	$107
Additional provisions	12	4
Amounts paid	(3)	(3)
Foreign exchange effects	3	5

Balance at end of period	$132	$113

Litigation and Other Matters

Access Indemnity Demand—On December 20, 2010, one of our subsidiaries received demand letters from affiliates of Access Industries, (collectively, “Access”) a more than five percent shareholder of the Company. We conducted an initial investigation of the facts underlying the demand letters and engaged in discussions with Access. We requested that Access withdraw its demands with prejudice and, and on January 17, 2011, Access declined to withdraw the demands, with or without prejudice.

Specifically, Access affiliates Nell Limited (“Nell”) and BI S.á.r.l. (“BI”) have demanded that LyondellBasell Industries Holdings B.V. (“LBIH”), a wholly owned subsidiary of the Company, indemnify them and their shareholders, members, affiliates, officers, directors, employees and other related parties for all losses, including attorney’s fees and expenses, arising out of a pending lawsuit styled Edward S. Weisfelner, as Litigation Trustee of the LB Litigation Trust v. Leonard Blavatnik, et al., Adversary Proceeding No. 09-1375 (REG), in the United States Bankruptcy Court, Southern District of New York.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the Weisfelner lawsuit, the plaintiffs seek to recover damages from numerous parties, including Nell, Access and their affiliates. The damages sought from Nell, Access and their affiliates include, among other things, the return of all amounts earned by them related to their acquisition of shares of Lyondell Chemical prior to its acquisition by Basell AF S.C.A. in December 2007, distributions by Basell AF S.C.A. to its shareholders before it acquired Lyondell Chemical, and management and transaction fees and expenses. The trial that was scheduled for October 2011 has been postponed.

Nell and BI have also demanded that LBIH pay $50 million in management fees for each of 2009 and 2010 and that LBIH pay other unspecified amounts relating to advice purportedly given, prior to the Predecessor company’s chapter 11 filing, in connection with financing and other strategic transactions.

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

We do not believe that the management agreement is in effect or that the Company, LBIH, or any other Company-affiliated entity owes any obligations under the management agreement. We intend to defend vigorously our position in any proceedings and against any claims or demands that may be asserted.

We cannot at this time estimate the reasonably possible loss or range of loss that Nell, Access, or their affiliates may incur as a result of the lawsuit, and therefore we cannot at this time estimate the reasonably possible loss or range of loss that Nell, Access, or their affiliates may seek from LBIH by way of indemnity.

Indemnification—We are parties to various indemnification arrangements, including arrangements entered into in connection with acquisitions, divestitures and the formation of joint ventures. Pursuant to these arrangements, we provide indemnification to and/or receive indemnification from other parties in connection with liabilities that may arise in connection with the transactions and in connection with activities prior to completion of the transactions. These indemnification arrangements typically include provisions pertaining to third party claims relating to environmental and tax matters and various types of litigation. As of March 31, 2012, we had not accrued any significant amounts for our indemnification obligations, and we are not aware of other circumstances that would likely lead to significant future indemnification obligations. We cannot determine with certainty the potential amount of future payments under the indemnification arrangements until events arise that would trigger a liability under the arrangements.

In addition, certain third parties entered into agreements with the Predecessor, LyondellBasell AF, to indemnify LyondellBasell AF for a significant portion of the potential obligations that could arise with respect to costs relating to contamination at various sites in Europe. These indemnity obligations are currently in dispute.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As part of our technology licensing contracts, we give indemnifications to our licensees for liabilities arising from possible patent infringement claims with respect to proprietary licensed technology. Such indemnifications have a stated maximum amount and generally cover a period of five to ten years.

Other—We previously identified an agreement related to a former project in Kazakhstan under which a payment was made that raises compliance concerns under the U.S. Foreign Corrupt Practices Act (the “FCPA”). We have engaged outside counsel to investigate these activities, under the oversight of the Audit Committee of the Supervisory Board, and to evaluate internal controls and compliance policies and procedures. In this respect, we may not have conducted business in compliance with the FCPA and may not have had policies and procedures in place adequate to ensure compliance. We made a voluntary disclosure of these matters to the U.S. Department of Justice and are cooperating fully with that agency. We cannot predict the ultimate outcome of these matters at this time since our investigations are ongoing. Therefore, we cannot reasonably estimate a range of liability for any potential penalty resulting from these matters. Violations of these laws could result in criminal and civil liabilities and other forms of relief that could be material to us.

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

14. Stockholders’ Equity and Non-Controlling Interests

Dividend distribution—We may pay unlimited restricted payments, including dividend distributions, pursuant to certain terms in our 8% senior notes and 11% senior notes as well as our U.S. ABL Facility as long as specific leverage and liquidity ratios are maintained. Under the terms of the indentures governing the senior 8% and 11% notes, we can pay unlimited restricted payments if we maintain a two-to-one leverage ratio before any restricted payments may be made and after the effect of any such payments. Under the U.S. ABL Facility we can pay unlimited restricted payments if we maintain availability of at least thirty percent of the facility both before and after any restricted payments.

On April 4, 2012, we executed amendments to indentures governing the 8% senior notes and 11% senior notes to eliminate essentially all restrictive covenants, including the limitations on restricted payments.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Ordinary shares—The changes in the outstanding amounts of ordinary shares issued were as follows:

	Three Months Ended
	March 31,	March 31,
	2012	2011
Ordinary shares outstanding:
Balance at beginning of period	573,390,514	565,676,222
Share-based compensation	478,719	10,508
Warrants exercised	598,023	2,327,326

Balance at end of period	574,467,256	568,014,056

Ordinary shares held as treasury shares:
Balance at beginning of period	4,051,013	1,122,651
Warrants exercised	263,056	20,453
Share-based compensation	(478,719)	(9,963)

Balance at end of period	3,835,350	1,133,141

Ordinary shares issued at end of period	578,302,606	569,147,197

Non-controlling Interests—Losses attributable to non-controlling interests consisted of the following components:

	Three Months Ended March 31,
Millions of dollars	2012	2011
Non-controlling interests’ comprehensive income (loss):
Net income (loss) attributable to non-controlling interests	$(1)	$2
Fixed operating fees paid to Lyondell Chemical by the PO/SM II partners	—	(5)

Comprehensive loss attributable to non-controlling interests	$(1)	$(3)

15. Per Share Data

Basic earnings per share are based upon the weighted average number of shares of common stock outstanding during the periods. Diluted earnings per share includes the effect of certain stock option awards. We have unvested restricted stock and restricted stock units that are considered participating securities for earnings per share.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Earnings per share data and dividends declared per share of common stock were as follows:

	Three Months Ended
	March 31,	March 31,
Millions of dollars	2012	2011
Basic:
Net income	$599	$660
Net loss attributable to non-controlling interests	1	3

Net income attributable to the Company	600	663
Net income attributable to participating securities	(3)	(4)

Net income attributable to common stockholders	$597	$659

Diluted:
Net income	$599	$660
Net loss attributable to non-controlling interests	1	3

Net income attributable to the Company	600	663
Net income attributable to participating securities	(3)	(4)

Net income attributable to common stockholders	$597	$659

Millions of shares
Basic weighted average common stock outstanding	572	566
Effect of dilutive securities:
Stock options	3	3

Potential dilutive shares	575	569

Earnings per share:
Basic	$1.04	$1.16

Diluted	$1.04	$1.15

Millions of shares
Anti-dilutive warrants	—	9.2

Participating securities	3.7	3.6

Dividends declared per share of common stock	$0.25	$—

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Segment and Related Information

We operate in five segments:

•

Olefins and Polyolefins—Americas, primarily manufacturing and marketing of olefins, including ethylene and its co-products, primarily propylene, butadiene, and aromatics, which include benzene and toluene; polyolefins, including polyethylene, comprising high density polyethylene (“HDPE”), low density polyethylene (“LDPE”) and linear low density polyethylene (“LLDPE”), and polypropylene; and Catalloy process resins;

•

Olefins and Polyolefins—Europe, Asia, International (“O&P–EAI”), primarily manufacturing and marketing of olefins, including ethylene and its co-products, primarily propylene and butadiene; polyolefins, including polyethylene, comprising HDPE, LDPE, and polypropylene; polypropylene-based compounds, materials and alloys (“PP Compounds”), Catalloy process resins and polybutene-1 polymers;

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

•	Technology, primarily licensing of polyolefin process technologies and supply of polyolefin catalysts and advanced catalysts.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized financial information concerning reportable segments is shown in the following table for the periods presented:

Millions of dollars	Olefins and Polyolefins— Americas	Olefins and Polyolefins— Europe, Asia & International	Intermediates & Derivatives	Refining and Oxyfuels	Technology	Other	Total
Three Months Ended March 31, 2012
Sales and other operating revenues:
Customers	$2,403	$3,748	$1,630	$4,001	$89	$8	$11,879
Intersegment	946	118	69	260	30	(1,423)	—

	3,349	3,866	1,699	4,261	119	(1,415)	11,879
Operating income	519	5	245	140	38	(1)	946
Income from equity investments	6	40	—	—	—	—	46

Millions of dollars	Olefins and Polyolefins— Americas	Olefins and Polyolefins— Europe, Asia & International	Intermediates & Derivatives	Refining and Oxyfuels	Technology	Other	Total
Three Months Ended March 31, 2011
Sales and other operating revenues:
Customers	$2,435	$3,853	$1,671	$4,172	$109	$12	$12,252
Intersegment	1,137	91	21	548	30	(1,827)	—

	3,572	3,944	1,692	4,720	139	(1,815)	12,252
Operating income	421	179	234	164	66	1	1,065
Income from equity investments	3	51	4	—	—	—	58

Sales and other operating revenues and operating income (loss) in the “Other” column above include elimination of intersegment transactions.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the first quarter of 2012, operating results for the Refining and Oxyfuels segment include a $42 million benefit related to the liquidation of LIFO inventory quantities associated with the Berre refinery. Inventory levels at the Berre refinery decreased during the first quarter 2012 following the suspension of operations on January 4, 2012. In addition, a $41 charge related to the interim liquidation of LIFO inventory, which is expected to be sustained through the end of the year, is included in the first quarter 2012 operating results of the O&P- Americas segment. Inventory levels, which were increased in the fourth quarter 2011 in preparation for a turnaround at our Channelview, Texas facility, decreased during the first quarter 2012 following the commencement of the turnaround. Also in the first quarter 2012, operating results for the O&P-EAI segment included a charge of $22 million for impairment of assets at our Wesseling, Germany site.

17. Subsequent Events

LyondellBasell N.V. has evaluated subsequent events through the date the financial statements were issued. Subsequent events have been disclosed throughout the document.

18. Supplemental Guarantor Information

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

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

BALANCE SHEET

As of March 31, 2012

						Consolidated
	LyondellBasell			Non-		LyondellBasell
Millions of dollars	N.V.	LCC	Guarantors	Guarantors	Eliminations	N.V.
Cash and cash equivalents	$—	$938	$41	$691	$—	$1,670
Restricted cash	—	—	1	8	—	9
Accounts receivable	—	358	1,354	2,497	—	4,209
Accounts receivable—affiliates	—	308	2,167	1,113	(3,588)	—
Inventories	—	547	2,694	1,967	—	5,208
Notes receivable—affiliates, current	25	7	3,772	575	(4,379)	—
Other current assets	—	184	256	687	(125)	1,002
Property, plant and equipment, net	—	361	3,190	3,875	—	7,426
Investments in subsidiaries	14,557	13,284	3,088	—	(30,929)	—
Other investments and long-term receivables	—	—	—	2,096	—	2,096
Notes receivable—affiliates, non-current	1,000	667	535	2,099	(4,301)	—
Other assets, net	17	638	1,054	726	(446)	1,989

Total assets	$15,599	$17,292	$18,152	$16,334	$(43,768)	$23,609

Current maturities of long-term debt	$—	$—	$—	$—	$—	$—
Short-term debt	—	—	12	30	—	42
Notes payable—affiliates, current	576	3,795	—	12	(4,383)	—
Accounts payable	11	224	1,028	2,282	—	3,545
Accounts payable—affiliates	1	2,915	174	493	(3,583)	—
Other current liabilities	65	193	612	732	(243)	1,359
Long-term debt	1,000	2,679	5	300	—	3,984
Notes payable—affiliates, non-current	2,635	2,781	9,616	—	(15,032)	—
Other liabilities	—	500	604	1,177	—	2,281
Deferred income taxes	1	—	788	467	(221)	1,035
Company share of stockholders’ equity	11,310	4,205	5,313	10,788	(20,306)	11,310
Non-controlling interests	—	—	—	53	—	53

Total liabilities and stockholders’ equity	$15,599	$17,292	$18,152	$16,334	$(43,768)	$23,609

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

BALANCE SHEET

As of December 31, 2011

						Consolidated
	LyondellBasell			Non-		LyondellBasell
Millions of dollars	N.V.	LCC	Guarantors	Guarantors	Eliminations	N.V.
Cash and cash equivalents	$—	$394	$50	$621	$—	$1,065
Restricted cash	—	—	—	53	—	53
Accounts receivable	—	340	1,240	2,198	—	3,778
Accounts receivable—affiliates	13	736	2,297	1,028	(4,074)	—
Inventories	—	597	2,862	2,040	—	5,499
Notes receivable—affiliates, current	86	2	3,640	509	(4,237)	—
Other current assets	1	550	94	616	(221)	1,040
Property, plant and equipment, net	—	363	3,111	3,859	—	7,333
Investments in subsidiaries	13,643	12,558	3,065	—	(29,266)	—
Other investments and long-term receivables	—	—	—	2,043	—	2,043
Notes receivable—affiliates, non-current	1,000	660	535	2,100	(4,295)	—
Other assets, net	26	639	1,076	738	(451)	2,028

Total assets	$14,769	$16,839	$17,970	$15,805	$(42,544)	$22,839

Current maturities of long-term debt	$—	$—	$—	$4	$—	$4
Short-term debt	—	—	11	37	—	48
Notes payable—affiliates, current	510	3,653	—	83	(4,246)	—
Accounts payable	1	214	1,095	2,104	—	3,414
Accounts payable—affiliates	3	3,071	595	395	(4,064)	—
Other current liabilities	27	254	729	763	(221)	1,552
Long-term debt	1,000	2,675	5	300	—	3,980
Notes payable—affiliates, non-current	2,635	2,765	9,463	—	(14,863)	—
Other liabilities	—	601	605	1,071	—	2,277
Deferred income taxes	—	—	764	486	(333)	917
Company share of stockholders’ equity	10,593	3,606	4,703	10,508	(18,817)	10,593
Non-controlling interests	—	—	—	54	—	54

Total liabilities and stockholders’ equity	$14,769	$16,839	$17,970	$15,805	$(42,544)	$22,839

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

STATEMENT OF INCOME

Three Months Ended March 31, 2012

						Consolidated
	LyondellBasell			Non-		LyondellBasell
Millions of dollars	N.V.	LCC	Guarantors	Guarantors	Eliminations	N.V.
Sales and other operating revenues	$—	$1,247	$6,422	$5,114	$(904)	$11,879
Cost of sales	—	944	5,719	4,911	(904)	10,670
Selling, general and administrative expenses	4	84	17	119	—	224
Research and development expenses	—	5	7	27	—	39

Operating income (loss)	(4)	214	679	57	—	946
Interest income (expense), net	(23)	(104)	16	15	1	(95)
Other income (expense), net	(4)	1	8	(5)	(1)	(1)
Income from equity investments	650	471	136	46	(1,257)	46
Reorganization items	—	—	5	—	—	5
Provision for income taxes	(19)	(7)	(257)	(19)	—	(302)

Net income	600	575	587	94	(1,257)	599
Less: net loss attributable to non-controlling interests	—	—	—	1	—	1

Net income attributable to the Company	$600	$575	$587	$95	$(1,257)	$600

Comprehensive income attributable to the Company	$809	$577	$589	$301	$(1,467)	$809

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

STATEMENT OF INCOME

Three Months Ended March 31, 2011

						Consolidated
	LyondellBasell			Non-		LyondellBasell
Millions of dollars	N.V.	LCC	Guarantors	Guarantors	Eliminations	N.V.
Sales and other operating revenues	$—	$1,208	$6,079	$5,972	$(1,007)	$12,252
Cost of sales	—	1,114	5,319	5,517	(1,007)	10,943
Selling, general and administrative expenses	3	77	18	113	—	211
Research and development expenses	—	—	7	26	—	33

Operating income (loss)	(3)	17	735	316	—	1,065
Interest income (expense), net	8	(157)	(5)	(1)	—	(155)
Other income (expense), net	(54)	(16)	(6)	33	—	(43)
Income (loss) from equity investments	688	478	(80)	58	(1,086)	58
Reorganization items	—	(1)	—	(1)	—	(2)
(Provision for) benefit from income taxes	24	57	(264)	(80)	—	(263)

Net income	663	378	380	325	(1,086)	660
Less: net loss attributable to non-controlling interests	—	—	—	3	—	3

Net income attributable to the Company	$663	$378	$380	$328	$(1,086)	$663

Comprehensive income attributable to the Company	$1,042	$378	$380	$707	$(1,465)	$1,042

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2012

						Consolidated
	LyondellBasell			Non-		LyondellBasell
Millions of dollars	N.V.	LCC	Guarantors	Guarantors	Eliminations	N.V.
Net cash provided by operating activities	$14	$411	$259	$237	$—	$921

Expenditures for property, plant and equipment	—	(10)	(148)	(70)	—	(228)
Proceeds from disposal of assets	—	—	4	—	—	4
Restricted cash	—	—	(1)	45	—	44
Loans to affiliates	—	12	(126)	(128)	242	—
Other	—	—	—	(5)	—	(5)

Net cash provided by (used in) investing activities	—	2	(271)	(158)	242	(185)

Proceeds from issuance of shares upon exercise of warrants	1	—	—	—	—	1
Dividends paid	(143)	—	—	—	—	(143)
Proceeds from short-term debt	—	—	—	10	—	10
Repayments of short-term debt	—	—	—	(19)	—	(19)
Repayments of long-term debt	—	—	—	(2)	—	(2)
Proceeds from (repayments of) notes payable to affiliates	128	129	—	(15)	(242)	—
Other, net	—	2	3	—	—	5

Net cash provided by (used in) financing activities	(14)	131	3	(26)	(242)	(148)

Effect of exchange rate changes on cash	—	—	—	17	—	17

Increase (decrease) in cash and cash equivalents	—	544	(9)	70	—	605
Cash and cash equivalents at beginning of period	—	394	50	621	—	1,065

Cash and cash equivalents at end of period	$—	$938	$41	$691	$—	$1,670

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2011

						Consolidated
	LyondellBasell			Non-		LyondellBasell
Millions of dollars	N.V.	LCC	Guarantors	Guarantors	Eliminations	N.V.
Net cash provided by (used in) operating activities	$(37)	$(326)	$385	$199	$—	$221

Expenditures for property, plant and equipment	—	(2)	(163)	(56)	—	(221)
Proceeds from disposal of assets	—	—	—	5	—	5
Loans to affiliates	—	32	(176)	—	144	—

Net cash provided by (used in) investing activities	—	30	(339)	(51)	144	(216)

Proceeds from issuance of shares upon exercise of warrants	37	—	—	—	—	37
Proceeds from (repayments of) notes payable to affiliates	—	228	(63)	(21)	(144)	—
Other, net	—	(9)	—	—	—	(9)

Net cash provided by (used in) financing activities	37	219	(63)	(21)	(144)	28

Effect of exchange rate changes on cash	—	—	—	128	—	128

Increase (decrease) in cash and cash equivalents	—	(77)	(17)	255	—	161
Cash and cash equivalents at beginning of period	—	1,926	185	2,111	—	4,222

Cash and cash equivalents at end of period	$—	$1,849	$168	$2,366	$—	$4,383

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

This discussion and analysis should be read in conjunction with the information contained in our Consolidated Financial Statements and the accompanying notes elsewhere in this report. When we use the terms “we,” “us,” “our” or similar words in this discussion, unless the context otherwise requires, we are referring to LyondellBasell Industries N.V. and its consolidated subsidiaries.

In addition to comparisons of current operating results with the same period in the prior year, we have included trailing quarter comparisons of our first quarter 2012 operating results to our results in the fourth quarter 2011. Because many of our businesses are highly cyclical and also subject to some less significant seasonal effects, trailing quarter comparisons may offer important insight into current business direction.

References to industry benchmark prices or costs, including the weighted average cost of ethylene production, are generally to industry prices and costs reported by CMAI. However, references to industry benchmarks for refining and oxyfuels market margins are to industry prices reported by Platts, a reporting service of The McGraw-Hill Companies, and crude oil and natural gas benchmark price references are to Bloomberg.

OVERVIEW

Our performance is driven by global economic conditions generally and their impact on demand for our products. Additionally, raw material and energy prices significantly impact our operating results. Finally, industry-specific issues, such as our own production capacity and capacity within the chemicals and refining industries, can have material effects on our results of operations.

Our first quarter 2012 results of operations reflect the continued economic uncertainties caused by weakness in Europe and uncertainty surrounding the growth outlook for China. Notwithstanding these uncertainties, we saw improved conditions in the U.S. Our O&P-Americas and Refining & Oxyfuels segments continued to benefit from raw material cost advantages generated by the spread between global crude prices and the North American prices for natural gas and natural gas liquids. Our North American refining business began the first quarter 2012 with low margins that improved over the course of the quarter, which in part reflected our flexibility to purchase heavy crude oil at discounts to the price for Brent crude oil.

We ceased operations at the Berre refinery in early January 2012, exiting an under-performing business. In April 2012, we also refinanced nearly $3 billion of our debt with new debt issuances of unsecured senior notes, significantly improving our debt structure. In addition, we expect to refinance our $2 billion U.S. ABL Facility with an unsecured revolving credit facility during the second quarter of 2012.

Results of operations for the periods discussed in these “Results of Operations” are presented in the table below.

	Three Months Ended March 31,
Millions of dollars	2012	2011
Sales and other operating revenues	$11,879	$12,252
Cost of sales	10,670	10,943
Selling, general and administrative expenses	224	211
Research and development expenses	39	33

Operating income	946	1,065
Interest expense	(99)	(163)
Interest income	4	8
Other income (expense), net	(1)	(43)
Income from equity investments	46	58
Reorganization items	5	(2)
Provision for income taxes	302	263

Net income	$599	$660

RESULTS OF OPERATIONS

Revenues—Revenues decreased by $373 million, or 3%, in the first quarter 2012 compared to the first quarter 2011. The suspension of operations at the Berre refinery on January 4, 2012 resulted in a revenue decrease of 8%. Excluding the Berre refinery revenues, higher sales volumes, mainly at the Houston refinery and in oxyfuels, were responsible for a revenue increase of 2% in the first quarter 2012, while higher average sales prices for most products were responsible for a revenue increase of 3%, compared to the same period in 2011. Sales prices averaged higher in the first quarter 2012 for most products except for those in our O&P-EAI segment, which averaged lower compared to first quarter 2011.

Cost of Sales—The $273 million decrease in cost of sales for the first quarter 2012 primarily reflects the suspension of operations at the Berre refinery in early January 2012 and lower raw material costs for North American olefins. The lower price of NGL-based liquid raw materials used in North American olefins in the first quarter 2012 more than offset the higher price of heavy liquids-based raw materials. The higher prices of crude oil contributed to higher raw material costs, particularly at the Houston refinery and in the O&P-EAI segment. These higher costs partially offset the decreases in raw material costs at the Berre refinery and for North American olefins. Cost of sales in the first quarter 2012 also included charges totaling $22 million for impairment of assets, primarily related to damage to our LDPE plant in Wesseling, Germany resulting from an explosion in a reactor bay in January 2012.

SG&A Expenses—Selling, general and administrative (“SG&A”) expenses in the first quarter 2012 were higher by $13 million compared to the first quarter 2011. The increase reflects higher costs related to employee compensation and benefits.

Operating Income—The decrease in operating income in the first quarter 2012, compared to the first quarter 2011, reflects lower operating results for our O&P-EAI, Refining and Oxyfuels and Technology segments, partially offset by higher operating results for our O&P-Americas and I&D segments. Operating results for each of our business segments are reviewed further in the “Segment Analysis” section below.

Interest Expense—Interest expense was $64 million lower in the first quarter 2012 compared to the same period in 2011 primarily due to the repayment of debt. Since the beginning of the second quarter 2011, we repaid $1,407 million and €234 million ($324 million) of our 8% senior notes due 2017, $1,319 million of our 11% senior notes due 2018 and the remaining $5 million outstanding under our Senior Term Loan Facility. The reduction in interest expense resulting from these repayments was partially offset by interest expense on our 6% senior notes due 2021 that were issued in November 2011.

Other Expense, net—Other expense, net, in the first quarter 2012 included the negative effect of a $10 million charge related to the fair value adjustments of warrants to purchase our ordinary shares, partially offset by $7 million of income, related to the gain on sale of railcars and refunds on sales tax, and a $2 million gain on foreign exchange. In the first quarter 2011, Other expense, net, included the negative effect of $59 million for the fair value adjustment of the warrants, partially offset by $10 million of foreign exchange gains.

Income from Equity Investments—Income from equity investments decreased $12 million in the first quarter 2012, compared to the first quarter 2011, primarily due to lower operating results at two of our joint ventures in Saudi Arabia, SPC and Al Waha, our HMC Polymers joint venture in Thailand and our Polymirae joint venture in South Korea. These decreases were partially offset by higher operating results at our SEPC joint venture in Saudi Arabia. The lower operating results primarily reflected lower polypropylene margins resulting from increases in propane prices, planned maintenance turnaround activities at HMC and an unplanned outage at Al Waha resulting from a power failure. Higher first quarter 2012 operating results for our SEPC joint venture primarily reflected the effect of higher sales volumes compared to the first quarter 2011, which was negatively impacted by unplanned outages.

Income Tax—Our effective income tax rate of 33.5% for the first quarter of 2012 resulted in a tax provision of $302 million on pretax income of $901 million. Our effective income tax rate for the first quarter 2011 was 28.5% resulting in tax expense of $263 million on pre-tax income of $923 million. The first quarter 2012 effective income tax rate is higher than the first quarter 2011 effective tax rate primarily due to an increase in earnings in higher tax jurisdictions and taxable foreign currency gains.

The 2012 effective income tax rate was lower than the U.S. statutory 35% rate primarily due to the effect of pretax income in countries with lower statutory tax rates and favorable permanent adjustments related to equity earnings, notional royalties, release of valuation allowance, and the U.S. domestic production activity deduction, which were partially offset by unfavorable permanent adjustments related to the increase in uncertain tax reserves and taxable foreign currency gains. The 2011 effective income tax rate was lower than the statutory 35% rate primarily due to the effect of pretax income in countries with lower statutory tax rates and tax deductible foreign currency losses which were partially offset by the non-deductible accrual of expense related to stock warrants.

Net Income—The following table summarizes the major components contributing to net income:

	Three Months Ended March 31,
Millions of dollars	2012	2011
Operating income	$946	$1,065
Interest expense, net	(95)	(155)
Other income (expense), net	(1)	(43)
Income from equity investments	46	58
Reorganization items	5	(2)
Provision for income taxes	302	263

Net income	$599	$660

Comprehensive Income—Comprehensive income decreased by $233 million compared to the first quarter 2011 primarily as a result of currency translation adjustments arising from the financial statements of our non-U.S. subsidiaries with functional currencies other than the U.S. dollar. The predominant local currency of our operations outside of the United States is the Euro. The decrease of the value of the U.S. dollar relative to the Euro in the first quarter of 2012 was lower than that experienced in the first quarter 2011 resulting in a lower gain as reflected in the Statements of Comprehensive Income.

First Quarter 2012 versus Fourth Quarter 2011—We had net income of $599 million in the first quarter 2012 compared to a net loss of $218 million in the fourth quarter 2011. Net income in the first quarter included pretax charges totaling $32 million related to the impairment of assets and the fair value adjustment of our outstanding warrants. The fourth quarter net loss reflected pretax charges totaling $614 million related to the early repayment of debt, reorganization items, the anticipated cost of the social plan related to the suspension of operations at the Berre refinery, corporate restructurings, environmental charges and fair value adjustment of our outstanding warrants. These fourth quarter charges were partially offset by a $15 million pretax settlement related to the 2008 crane collapse at our Houston refinery.

Apart from these items, net income in the first quarter primarily reflected an overall improvement in the operating results of our business segments and lower interest expense, compared to the fourth quarter. Our first quarter operating results reflected higher margins for ethylene and ethylene co-products in our O&P—Americas segment, and in our Refining and Oxyfuels segment, higher refining margins at the Houston refinery and unseasonably strong oxyfuels margins. First quarter operating results for our I&D and O&P-EAI segments reflected higher sales volumes across most products. These volume improvements reflected the completion of planned maintenance activities by the I&D segment and for the O&P—EAI segment, an improvement from the fourth quarter economic slowdown that particularly affected Europe. Our first quarter interest expense was significantly lower than the fourth quarter, which included premiums and other fees related to the $2,802 prepayment of debt. The effect of the improvement in our pretax income was partially offset by a $302 million provision for income taxes in the first quarter compared to a $92 million tax benefit in the fourth quarter. The $394 million increase in tax expense was primarily attributable to higher actual earnings.

Segment Analysis

Our operations are divided into five reportable segments: O&P—Americas; O&P—EAI; I&D; Refining and Oxyfuels; and Technology.

	Three Months Ended March 31,
Millions of dollars	2012	2011
Sales and other operating revenues:
O&P—Americas segment	$3,349	$3,572
O&P—EAI segment	3,866	3,944
I&D segment	1,699	1,692
Refining and Oxyfuels segment	4,261	4,720
Technology segment	119	139
Other, including intersegment eliminations	(1,415)	(1,815)

Total	$11,879	$12,252

Operating income (loss):
O&P—Americas segment	$519	$421
O&P—EAI segment	5	179
I&D segment	245	234
Refining and Oxyfuels segment	140	164
Technology segment	38	66
Other, including intersegment eliminations	(1)	1

Total	$946	$1,065

Income from equity investments:
O&P—Americas segment	$6	$3
O&P—EAI segment	40	51
I&D segment	—	4

Total	$46	$58

Olefins and Polyolefins—Americas Segment

Overview—The benefit experienced by the U.S. ethylene industry from processing natural gas liquids continued through the first quarter of 2012. Ethylene produced from natural gas liquids is currently lower in cost compared to that produced from crude oil-based liquids, which is the predominant feedstock used in the rest of the world. Slightly lower industry volumes for ethylene in the first quarter of 2012, compared to the same 2011 period, reflects scheduled maintenance turnaround activity at some ethylene crackers during the quarter.

Ethylene margins were stronger in the first quarter 2012, compared to the first quarter 2011, primarily due to higher average sales prices coupled with lower prices for ethane raw materials. In the first quarter 2012, market demand for polyethylene decreased compared to the first quarter 2011, while market demand for polypropylene increased.

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

Production economics for the U.S. industry have continued to favor NGLs through the first quarter 2012. As a result, we maintained our focus on maximizing the use of NGLs at our U.S. plants. Approximately 82% and 70% of our ethylene production was from NGLs during the first quarters of 2012 and 2011, respectively. The utilization of NGLs in the first quarter 2012 was affected by maintenance turnaround activity at our Channelview site, while the 2011 rate of utilization was affected by a temporary disruption of NGLs deliveries from one of our suppliers. Based on current trends and assuming the price of crude oil remains at a high level relative to natural gas, we would expect production economics in the U.S. to continue to favor NGLs for the near and mid-term.

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

	Average Benchmark Price and Percent Change Versus Prior Year Period Average
	Three months ended March 31,
	2012	2011	Change
Crude oil (WTI)—dollars per barrel	103.03	94.60	9%
Natural gas (Henry Hub)—dollars per million BTUs	2.65	4.19	(37)%
United States—cents per pound:
Weighted average U.S. cost of ethylene production	28.5	32.6	(13)%
Ethylene	54.9	49.3	11%
Polyethylene (HD)	92.0	87.7	5%
Propylene—polymer grade	67.2	71.7	(6)%
Polypropylene	93.7	100.8	(7)%

The following table sets forth the O&P—Americas segment’s sales and other operating revenues, operating income, income from equity investments and selected product sales volumes.

	Three Months Ended March 31,
Millions of dollars	2012	2011
Sales and other operating revenues	$3,349	$3,572
Operating income	519	421
Income from equity investments	6	3

Production Volumes, in millions of pounds
Ethylene	1,988	2,089
Propylene	533	769
Sales Volumes, in millions of pounds
Polyethylene	1,448	1,405
Polypropylene	650	585

Revenues—O&P—Americas revenues decreased by $223 million, or 6%, in the first quarter 2012, compared to the first quarter 2011. Lower olefin and olefin co-products sales volumes in the first quarter 2012 due to planned maintenance were primarily responsible for a revenue decrease of 10%. The decrease was only partially offset by higher average sales prices for most products, which increased revenues by 4%. First quarter 2012 revenues for polyethylene reflect sales volumes and average sales prices that were relatively unchanged from the first quarter 2011. For polypropylene, higher North American sales volumes in the 2012 period were substantially offset by lower average sales prices. Market demand in the first quarter 2011 reflected the negative effect of rising propylene prices on customer buying patterns.

Operating Income—Operating income for the O&P—Americas segment in the first quarter 2012 increased by $98 million compared to the first quarter 2011. Operating results in the first quarter 2012 reflected higher ethylene margins, partially offset by lower polyethylene margins. The increase in ethylene margins primarily reflects the effect of higher average sales prices for ethylene and fuel co-products coupled with lower raw material costs. In the first quarter 2012, price decreases for the NGL-based raw material, ethane, more than offset the price increases for crude-oil based liquids raw materials. The lower polyethylene margins reflected the higher price of ethylene, which more than offset the increase in higher average sales prices during the first quarter 2012. Polypropylene results in the first quarter 2012 were comparable to the first quarter 2011.

First Quarter 2012 versus Fourth Quarter 2011—The O&P—Americas segment had operating income of $519 million in the first quarter 2012, compared to $328 million in the fourth quarter 2011. First quarter operating results include the impact of a major turnaround at our Channelview, Texas site, while fourth quarter operating results were negatively impacted by increases in raw material prices. The increase in operating results for the first quarter 2012 reflects higher product margins across most major products, particularly ethylene and ethylene co-products. The higher product margins primarily reflect higher average sales prices across most major products and the lower cost of ethylene production from ethane. Sales volumes in the first quarter 2012 were higher compared to the fourth quarter 2011.

Olefins and Polyolefins—Europe, Asia and International Segment

Overview—Market conditions improved during the first quarter 2012 compared to the latter part of 2011 which was challenged by a slowdown, particularly in Europe, amid uncertainty and poor economic conditions. European demand for ethylene and polyolefins improved in the first quarter 2012 to the levels seen in the third quarter 2011. Margins in the commodity ethylene chain continued to be challenged by higher raw material costs coupled with weak local economic conditions. Despite higher benchmark average sales prices for ethylene, industry margins decreased in the first quarter 2012 as the benchmark weighted average cost of ethylene production increased more than the benchmark average sales price primarily due to the higher cost of naphtha raw materials.

Although first quarter 2012 operating results for the O&P-EAI segment reflected an improvement over results for the fourth quarter 2011, compared to the first quarter 2011, results were lower across most businesses. These lower results reflected lower product margins for olefins and commodity polyolefins and lower sales volumes, particularly for polypropylene. Results for PP compounds remained steady over the periods.

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

	Average Benchmark Price and Percent Change Versus Prior Year Period Average
	Three months ended March 31,
	2012	2011	Change
Brent crude oil—dollars per barrel	118.31	105.65	12%
Western Europe - €0.01 per pound
Weighted average cost of ethylene production	45.4	34.7	31%
Ethylene	55.1	52.0	6%
Polyethylene (high density)	65.1	62.1	5%
Propylene	50.1	50.8	(1)%
Polypropylene (homopolymer)	62.9	66.6	(6)%
Average Exchange Rate—$US per €	1.31	1.37	(4)%

The following table sets forth the O&P—EAI segment’s sales and other operating revenues, operating income, income from equity investments and selected product production and sales volumes.

	Three Months Ended March 31,
Millions of dollars	2012	2011
Sales and other operating revenues	$3,866	$3,944
Operating income	5	179
Income from equity investments	40	51

Production Volumes, in millions of pounds
Ethylene	947	997
Propylene	577	608
Sales Volumes, in millions of pounds
Polyethylene	1,316	1,305
Polypropylene	1,659	1,704

Revenues—Revenues decreased by $78 million, or 2%, in the first quarter 2012 compared to revenues in the first quarter 2011. The decrease was primarily due to lower sales volumes and lower average product sales prices across all products other than PP compounds. Sales volumes were lower in the first quarter 2012 for all products except polyethylene and PP compounds, which were relatively unchanged from the 2011 period, when business conditions were stronger. Lower sales volumes and lower average sales prices were each responsible for revenue decreases of 1% in the first quarter 2012.

Operating Income—Operating results for the O&P—EAI segment decreased by $174 million in the first quarter 2012 compared to the same period in 2011. First quarter 2012 operating results were lower across all businesses except for PP compounding and Catalloy, which were relatively unchanged from the first quarter 2011. Weak European olefins and polyolefins market conditions coupled with high crude oil prices resulted in lower margins in the first quarter 2012. These decreases were partially offset by higher product margins for PP compounds. Operating results also included a $22 million charge for impairment of assets related to damage to our LDPE plant in Wesseling, Germany resulting from an explosion in a reactor bay.

First Quarter 2012 versus Fourth Quarter 2011—The O&P—EAI segment had operating income of $5 million in the first quarter 2012 and an operating loss of $55 million in the fourth quarter 2011, which was in the midst of an economic slowdown. Operating results improved in the first quarter primarily due to the effect of higher sales volumes and lower fixed and other costs. Sales volumes increased significantly over the depressed levels seen during the fourth quarter, returning to third quarter 2011 levels. Although operating results for European olefins and commodity polyolefins, polyethylene and polypropylene, improved compared to the fourth quarter, these businesses sustained losses during the first quarter as the benefit of price increases was reduced by higher raw material costs. Results for PP compounding and other specialty polyolefins remained steady during the 2012 period. First quarter operating results also included the $22 million asset impairment charge related to our Wesseling, Germany site.

Intermediates and Derivatives Segment

Overview—The Intermediates and Derivatives (“I&D”) segment results for the first quarter of 2012 were relatively unchanged compared to the first quarter 2011. Results for both the PO and derivatives and Intermediates businesses reflect continued steady performance over the periods.

The following table sets forth the I&D segment’s sales and other operating revenues, operating income, income from equity investments and selected product sales volumes.

	Three Months Ended March 31,
Millions of dollars	2012	2011
Sales and other operating revenues	$1,699	$1,692
Operating income	245	234
Income from equity investments	—	4

Sales Volumes, in millions of pounds
PO and derivatives	828	838
EO and derivatives	312	288
Styrene	704	852
Acetyls	489	439
TBA intermediates	462	485

Revenues—Revenues in the first quarter 2012 were comparable to those in the first quarter of 2011. Higher average sales prices resulted in a revenue increase of 1% in the first quarter 2012, which was offset by a comparable volume-based revenue decrease driven primarily by lower sale volumes for styrene and propylene glycol for deicing products. Planned maintenance at our Channelview, Texas plant negatively impacted both high purity isobutylene and styrene sales volumes in the U.S.

Operating Income—Operating income for the I&D segment in the first quarters of 2012 and 2011 remained relatively unchanged. In the first quarter 2012, margins for BDO and TBA derivatives were higher largely as a result of stronger BDO demand and stronger fuels-based referenced pricing, respectively. The benefit from improved margins was substantially offset by a decrease in propylene glycol sales volumes used in deicing products and lower results for the EO/EG business. Results for the EO/EG business were negatively impacted by margin compression due to the increase in raw material costs.

First Quarter 2012 versus Fourth Quarter 2011—The I&D segment had operating income of $245 million in the first quarter 2012 compared to $134 million in the fourth quarter 2011. Operating results for the first quarter 2012 reflected the effect of higher sales volumes across all businesses except for sales of propylene glycol into the aircraft deicing industry. The increase in volumes reflected additional production capability following the completion of turnarounds at two of our facilities in the fourth quarter. Demand for aircraft deicing products continued to be weak as unseasonably warm weather conditions persisted. Higher TBA and derivative margins also contributed to the increase in operating results as sales prices averaged higher as some product pricing is related to strong oxyfuels pricing and volumes benefited from the completion of the fourth quarter turnarounds. These benefits were partially offset by lower margins for styrene, which is primarily due to the higher cost of the raw material, benzene.

Refining and Oxyfuels Segment

Overview—Benchmark U.S. heavy crude refining margins were lower in the first quarter of 2012 compared to the first quarter of 2011 primarily due to a decrease in the differential between the cost of heavy and light crude oil. Unseasonably strong oxyfuels margins in the first quarter 2012 benefited from high global gasoline prices relative to natural gas based raw material costs compared to the first quarter of 2011. On January 4, 2012, operations were suspended at the Berre refinery in response to continuing poor market conditions in Europe, and the refinery was mothballed.

First quarter 2012 operating results primarily reflected the effect of lower crude oil refining margins and lower by-product spreads at the Houston refinery, partially offset by higher oxyfuels margins. Crude processing rates at the Houston refinery were comparable in the first quarters of 2012 and 2011. Segment results benefitted from the liquidation of product inventory following the suspension of operations at the Berre refinery in early January 2012.

The following table sets forth the Refining and Oxyfuels segment’s sales and other operating revenues, operating income and sales volumes for certain gasoline blending components for the applicable periods. In addition, the table shows market refining margins for the U.S. and Europe and MTBE margins in Northwest Europe (“NWE”). In the U.S., “LLS,” or Light Louisiana Sweet is a light crude oil, while “Maya” is a heavy crude oil.

	Three Months Ended March 31,
Millions of dollars	2012	2011
Sales and other operating revenues	$4,261	$4,720
Operating income	140	164
Sales Volumes, in millions
Gasoline blending components—MTBE/ETBE (gallons)	205	192

Crude processing rates (thousands of barrels per day)
Houston refining	259	258

Market margins—$ per barrel
Light crude oil—2-1-1	9.34	6.00
Light crude—Maya differential	10.81	17.87

Total Maya 2-1-1	20.15	23.87

Market margins—cents per gallon
MTBE—NWE	125.1	58.9

Revenues—Revenues for the Refining and Oxyfuels segment decreased $459 million, or 10%, in the first quarter 2012 compared to the first quarter 2011. The decrease was primarily due to the suspension of operations at the Berre refinery on January 4, 2012, which was partially offset by higher revenues for the Houston refinery and oxyfuels business. The higher revenues at the Houston refinery were primarily due to higher average sales prices, while the higher oxyfuels revenues reflected both higher averages sales prices and higher sales volumes. The suspension of operations at the Berre refinery was responsible for a revenue decrease of 20%. For the remainder of the segment, revenue increases of 7% and 3% were the result of higher average sales prices and higher sales volumes, respectively.

Houston refinery crude processing rates were relatively unchanged in the first quarter 2012 compared to the same period in 2011. The crude processing rate for the Berre refinery, which ceased operations in early January 2012, was 101 thousand barrels per day in the first quarter 2011. Sales volumes for oxyfuels products were negatively impacted in the first quarter 2011 due to labor issues at a French manufacturing site.

Operating Income—Operating results for the first quarter 2012 decreased by $24 million compared to the first quarter 2011. The decrease in operating income primarily reflects lower refining margins at our Houston refinery as indicated by the decrease in the Maya 2-1-1 benchmark margin and a loss of upgrading value in the processing of certain products due to the turnaround at our Channelview, Texas site. Lower refining results were partially offset by higher first quarter 2012 operating results for our oxyfuels business. The higher oxyfuels results reflect the effect of tight supply due to competitor outages and higher margins primarily related to the price premium for MTBE and ETBE over gasoline coupled with an increased spread from gasoline for raw materials, methanol and ethanol. Operating results for the first quarter 2011 included a $34 million benefit related to an insurance recovery obtained due to the misconduct of a former employee. First quarter 2012 operating results reflect a $42 million benefit related to the liquidation of the Berre refinery’s product inventory following the suspension of operations.

First Quarter 2012 versus Fourth Quarter 2011—The Refining and Oxyfuels segment had operating income of $140 million in the first quarter 2012 compared to an operating loss of $196 million in the fourth quarter 2011. Operating results for the fourth quarter 2011 included charges totaling $136 million primarily related to the suspension of operations at the Berre refinery, which were partially offset by a $15 million benefit from a settlement related to the 2008 crane collapse at the Houston refinery. Operating results for the first quarter 2012 include the $42 million benefit related to the liquidation of inventory at the Berre refinery. The improvement in the underlying operations of the refining and oxyfuels businesses during the first quarter 2012 reflects higher results for our oxyfuels business and higher refining margins at the Houston refinery. The improvement in oxyfuels results is primarily due to higher margins reflecting the price premium for MTBE and ETBE over the price of gasoline coupled with the lower price of ethanol. Refining margins at the Houston refinery reflect a significant improvement in the Maya 2-1-1 benchmark margins.

Crude processing rates at the Houston refinery were relatively unchanged in the first quarter 2012 compared to the fourth quarter 2011.

Technology Segment

Overview—Operating results for the Technology segment reflected lower licensing and services revenue, lower results for the catalyst business and higher research and development costs in the first quarter 2012 compared to the first quarter 2011.

The following table sets forth the Technology segment’s sales and other operating revenues and operating income.

	Three Months Ended March 31,
Millions of dollars	2012	2011
Sales and other operating revenues	$119	$139
Operating income	38	66

Revenues—Revenues for the first quarter 2012 decreased by $20 million, or 14%, compared to the first quarter 2011. A decrease in the recognition of revenue on process licenses issued in prior periods was responsible for a revenue decrease of 11%. Higher catalyst sales volumes resulted in a revenue increase of 4%, offset by a 7% reduction in revenues due to lower prices which was mainly exchange-rate driven.

Operating Income—Operating income in the first quarter 2012 decreased by $28 million compared to the first quarter 2011. The decrease primarily reflected lower revenue recognized from process licenses issued in prior years.

First Quarter 2012 versus Fourth Quarter 2011—The Technology segment had operating income of $38 million in the first quarter 2012 compared to $11 million in the fourth quarter 2011. The increase in first quarter operating results was primarily due to improved results in our process technology licensing and catalyst businesses and lower R&D costs compared to the fourth quarter.

FINANCIAL CONDITION

Operating, investing and financing activities of continuing operations, which are discussed below, are presented in the following table:

	Three Months Ended March 31,
Millions of dollars	2012	2011
Source (use) of cash:
Operating activities	$921	$221
Investing activities	(185)	(216)
Financing activities	(148)	28

Operating Activities—Cash of $921 million provided in the first quarter 2012 primarily reflected an increase in earnings, $244 million of income tax refunds, and $52 million of cash provided by the main components of working capital – accounts receivable, inventories and accounts payable, partially offset by certain payments related to sales rebates, employee bonuses and property taxes. The $221 million of cash provided in the first three months of 2011 primarily reflected an increase in earnings and higher distributions from our joint ventures, partially offset by an increase in cash used by the main components of working capital and company contributions to our pension plans.

The main components of working capital provided cash of $52 million in the first quarter of 2012 and used cash of $432 million in the first quarter of 2011. The increase in these working capital components during the first quarter of 2012 reflects an increase of $374 million in accounts receivable, which was more than offset by a $346 million decrease in inventories and an $80 million increase in accounts payable. The increase in accounts receivable primarily reflected higher first quarter 2012 sales volumes in our O&P-EAI and I&D segments. In late 2011, the level of sales volumes for the O&P-EAI and I&D segments was negatively affected by economic weakness and turnaround activities, respectively. The decrease in inventories reflects the liquidation of inventory at the Berre refinery following the suspension of operations in early January 2012 as well as a return to more normal inventory levels in the O&P-Americas segment following the build in inventory in late 2011 in preparation for a major first quarter 2012 turnaround. Rising naphtha and propylene prices in the O&P-EAI and I&D segments, respectively were the primary drivers of the increase in accounts payable.

The $432 million use of cash by the main components of working capital in the first quarter of 2011 was primarily attributable to a $799 million increase in inventory. The increase in inventory reflected the effects of higher average prices of crude oil in the first quarter 2011, compared to the fourth quarter 2010, a build in inventory as we prepared for maintenance activities and opportunistic purchases of discounted crude oil. A $1,264 million increase in accounts payable due to higher feedstock volumes and costs and the timing of payments more than offset an $897 million increase in accounts receivable that reflects the effect of higher average sales prices.

Investing Activities—Cash used in investing activities of $185 million and $216 million in the first quarters of 2012 and 2011, respectively, primarily reflects capital expenditures, partially offset in the first quarter 2012 by a $44 million decrease in restricted cash.

The following table summarizes capital expenditures for the periods presented:

	Three Months Ended March 31,
Millions of dollars	2012	2011
Capital expenditures by segment:
O&P—Americas	$102	$66
O&P—EAI	60	42
I&D	24	5
Refining and Oxyfuels	38	101
Technology	9	7
Other	1	1

Total capital expenditures by segment	234	222
Less:
Contributions to PO Joint Ventures	(6)	(1)

Consolidated capital expenditures of continuing operations	$228	$221

Financing Activities—Financing activities used cash of $148 million in the first quarter 2012 and provided $28 million in the first quarter 2011. In the first quarter 2012, we paid cash dividends of $143 million.

Proceeds of $37 million received upon conversion of warrants to ordinary shares in the first quarter 2011 were partially offset by $9 million related to bank overdraft activity.

Liquidity and Capital Resources—As of March 31, 2012, we had unrestricted cash of $1,670 million. In addition, we had total unused availability under our credit facilities of $2,431 million at March 31, 2012, which included the following:

•

$1,938 million under our $2,000 million U.S. ABL facility, which is subject to a borrowing base, net of outstanding borrowings and outstanding letters of credit provided under the facility. At March 31, 2012, we had $62 million of outstanding letters of credit and no outstanding borrowings under the facility.

•

€359 million and $19 million (totaling approximately $493 million) under our €450 million European receivables securitization facility. Availability under the European receivables securitization facility is subject to a borrowing base, net of outstanding borrowings. There were no outstanding borrowings under this facility at March 31, 2012.

On April 9, 2012, LyondellBasell Industries N.V. issued $2 billion aggregate principal amount of 5% senior notes due 2019 (the “2019 notes”) and $1 billion aggregate principal amount of 5.75% senior notes due 2024 (the “2024 notes” and, together with the 2019 notes, the “notes”), each at an issue price of 100%. The notes were issued in a private placement to qualified institutional buyers and to certain non-U.S. persons in offshore transactions. We paid fees totaling $38 million related to the issuance of these notes.

Net proceeds from the notes, together with cash on hand, were used to finance the repurchase of $742 million and $1,864 million, respectively, of Lyondell Chemical Company’s 8% senior notes due 2017 and 11% senior notes due 2018, pursuant to tender offers and to pay premiums and fees totaling $287 million related to the repurchase. We expect to repurchase the 8% senior notes due 2017 and 11% senior notes due 2018 that remain outstanding using cash on hand.

On April 4, 2012, we entered into amendments to the indentures governing our remaining 8% senior notes and 11% senior notes to eliminate substantially all restrictive covenants.

We are also seeking to obtain a new unsecured revolving credit facility to refinance our existing $2,000 million U.S. ABL facility. We expect the new financing agreement to be finalized during the second quarter 2012.

We have receivables outstanding of €193 million ($258 million) related to value added tax (“VAT”) in Italy. In the first quarter 2010, Italy implemented a reverse change rule, under which non-domestic companies may not collect VAT on sales to domestic companies but must submit VAT on purchases from domestic companies. As a result, the balance of VAT receivables due from Italy has increased since that date. We fully expect to collect all amounts owed to us.

We recorded a charge of $136 million in the fourth quarter of 2011 primarily related to the then estimated cost of the social plan and as a result of inventory write-downs in connection with the suspension of operations at our Berre refinery in France. Final costs to be incurred are contingent on completion of the consultations. We expect to incur additional costs in connection with the cessation of operations but do not believe any such additional costs will be material to our results of operations.

In addition to the letters of credit issued under the U.S. ABL facility, we also have outstanding letters of credit and bank guarantees totaling $100 million, including $9 million which are collateralized by cash. Such cash is included in the $9 million of Restricted cash reflected on the Consolidated Balance Sheets as of March 31, 2012.

At March 31, 2012, we had total debt, including current maturities, of $4,026 million.

We may repay or redeem our debt, including purchases of our outstanding bonds in the open market, using cash on hand, cash from operating activities or proceeds from asset divestitures. We plan to finance our ongoing working capital, capital expenditures, debt service and other funding requirements with cash from operations, which could be affected by general economic, financial, competitive, legislative, regulatory, business and other factors, many of which are beyond our control.

We intend to declare and pay quarterly dividends, with the goal of increasing the dividend over time, after giving due consideration to our cash balances and expected results of operations. We believe that our cash, cash from operating activities and proceeds from our credit facilities provide us with sufficient financial resources to meet our anticipated capital requirements and obligations as they come due.

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

Our exposure to market and regulatory risks is described in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2011. Our exposure to such risks has not changed materially in the three months ended March 31, 2012.

Item 4.	CONTROLS AND PROCEDURES

As of March 31, 2012, with the participation of our management, our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) carried out an evaluation, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the Act), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of March 31, 2012.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Environmental Matters

From time to time we and our joint ventures receive notices or inquiries from federal, state or local governmental entities regarding alleged violations of environmental laws and regulations pertaining to, among other things, the disposal, emission and storage of chemical and petroleum substances, including hazardous wastes. Item 103 of the SEC’s Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and the proceedings involve potential monetary sanctions that we reasonably believe could exceed $100,000. In March 2012, the EPA notified our Houston refinery about allegedly invalid credits used by us in the renewable fuels program. In April 2012, the matter was resolved pursuant to a settlement with the EPA under which we will pay a penalty of $150,000.

Litigation and Other Matters

Information regarding our litigation and other legal proceedings can be found under the “Litigation and Other Matters” section of Note 13, Commitments and Contingencies, to the Condensed Consolidated Financial Statements.

Item 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in Item 1A of our 2011 Annual Report on Form 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 30, 2012, we issued 598,023 shares upon exercise of warrants. The warrants originally were issued on April 30, 2010, the date of our emergence from bankruptcy proceedings, with an original exercise price of $15.90 per share that was adjusted to $13.77 on November 25, 2011 pursuant to the terms of the warrant agreements as a result of our special dividend. Warrants for 552,824 shares were exercised pursuant to a “cashless exercise” procedure pursuant to which we withhold shares that would otherwise be issued in payment of the exercise price. As a result, we received no proceeds from these exercises. We received proceeds of approximately $622,000 for the exercises of the remaining 45,199 warrants, which was used for general corporate purposes.

The issuance of the warrants and the shares issued upon exercise of the warrants were exempt from the registration requirements of Section 5 of the Securities Act and any other applicable laws pursuant to Section 1145 of the Bankruptcy Code, which generally exempts distributions of securities in connection with plans of reorganization.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering.

Item 6.	EXHIBITS

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certifications pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LYONDELLBASELL INDUSTRIES N.V.

Date: April 30, 2012	/s/ Wendy M. Johnson
Wendy M. Johnson
Chief Accounting Officer and Controller (Chief Accounting and Duly Authorized Officer)