Form 10-Q
period 2012-06-30
LyondellBasell Industries N.V.
filed 2012-07-27
CIK 1489393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Large accelerated filer [ x ]            Accelerated filer [  ]          Non-accelerated filer [  ]           Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [x]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ x] No [  ]

The registrant had 574,954,832 ordinary shares, €0.04 par value, outstanding at July 24, 2012 (excluding 3,375,353 treasury shares).

LYONDELLBASELL INDUSTRIES N.V.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars, except earnings per share	2012	2011	2012	2011
Sales and other operating revenues:
Trade	$11,005	$12,997	$22,452	$24,085
Related parties	243	309	530	601

	11,248	13,306	22,982	24,686
Operating costs and expenses:
Cost of sales	9,561	11,704	20,093	21,741
Selling, general and administrative expenses	201	236	424	451
Research and development expenses	37	56	76	89

	9,799	11,996	20,593	22,281
Operating income	1,449	1,310	2,389	2,405
Interest expense	(411)	(176)	(510)	(339)
Interest income	2	13	6	20
Other income (expense), net	8	47	7	(3)

Income from continuing operations before equity investments, reorganization items and income taxes	1,048	1,194	1,892	2,083
Income from equity investments	27	73	73	131
Reorganization items	(1)	(28)	4	(30)

Income from continuing operations before income taxes	1,074	1,239	1,969	2,184
Provision for income taxes	306	388	607	651

Income from continuing operations	768	851	1,362	1,533
Income (loss) from discontinued operations, net of tax	- -	(48)	5	(70)

Net income	768	803	1,367	1,463
Net loss attributable to non-controlling interests	2	1	3	4

Net income attributable to the Company	$770	$804	$1,370	$1,467

Earnings (loss) per share:
Net income (loss) —
Basic:
Continuing operations	$1.34	$1.49	$2.37	$2.70
Discontinued operations	- -	(0.08)	0.01	(0.12)

	$1.34	$1.41	$2.38	$2.58

Diluted:
Continuing operations	$1.33	$1.46	$2.36	$2.68
Discontinued operations	- -	(0.08)	0.01	(0.12)

	$1.33	$1.38	$2.37	$2.56

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended June 30,		Six Months Ended June 30,
Millions of dollars	2012	2011	2012	2011
Net income	$768	$803	$1,367	$1,463
Other comprehensive income, net of tax –
Defined benefit pension plan:
Prior service cost arising during the period	1	1	2	3
Amortization of prior service cost included in net income	6	- -	12	- -
Income taxes on defined benefit plans	(2)	- -	(4)	- -

Defined benefit pension plan, net	5	1	10	3

Foreign currency translations adjustment:
Unrealized net change arising during the period	(376)	126	(173)	502
Income taxes on foreign currency translation adjustments	- -	(1)	1	- -

Foreign currency translations, net of tax	(376)	125	(172)	502

Total other comprehensive income (loss)	(371)	126	(162)	505

Comprehensive income	397	929	1,205	1,968
Comprehensive loss attributable to non-controlling interest	2	1	3	4

Comprehensive income attributable to the Company	$399	$930	$1,208	$1,972

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED BALANCE SHEETS

Millions, except shares and par value data	June 30, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$1,950	$1,065
Restricted cash	14	53
Accounts receivable:
Trade, net	3,667	3,582
Related parties	221	196
Inventories	5,759	5,499
Prepaid expenses and other current assets	755	1,040

Total current assets	12,366	11,435
Property, plant and equipment, net	7,237	7,333
Investments and long-term receivables:
Investment in PO joint ventures	411	412
Equity investments	1,521	1,559
Other investments and long-term receivables	70	72
Goodwill	576	585
Intangible assets, net	1,103	1,177
Other assets	261	266

Total assets	$23,545	$22,839

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED BALANCE SHEETS

Millions, except shares and par value data	June 30, 2012		December 31, 2011
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$	- -	$4
Short-term debt		48	48
Accounts payable:
Trade		2,169	2,562
Related parties		835	852
Accrued liabilities		915	1,242
Deferred income taxes		277	310

Total current liabilities		4,244	5,018
Long-term debt		4,305	3,980
Other liabilities		2,208	2,277
Deferred income taxes		1,245	917
Commitments and contingencies
Stockholders’ equity:
Ordinary shares, €0.04 par value, 1,275 million shares authorized, 574,795,762 and 573,390,514 shares outstanding, respectively		31	31
Additional paid-in capital		10,323	10,272
Retained earnings		1,838	841
Accumulated other comprehensive loss		(589)	(427)
Treasury stock, at cost, 3,534,424 and 4,051,013 ordinary shares, respectively		(111)	(124)

Total Company share of stockholders’ equity		11,492	10,593
Non-controlling interests		51	54

Total equity		11,543	10,647

Total liabilities and equity		$23,545	$22,839

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
Millions of dollars	2012	2011
Cash flows from operating activities:
Net income	$1,367	$1,463
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	481	439
Asset impairments	22	18
Amortization of debt-related costs	46	20
Inventory valuation adjustment	71	- -
Equity investments -
Equity income	(73)	(131)
Distribution of earnings, net of tax	87	107
Deferred income taxes	351	316
Gain on sale of assets	(10)	(48)
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(156)	(1,002)
Inventories	(379)	(619)
Accounts payable	(345)	1,140
Contributions to pension plans	(37)	(178)
Income tax refunds	288	- -
Prepaid expenses and other current assets	(77)	(96)
Other, net	(206)	(182)

Net cash provided by operating activities	1,430	1,247

Cash flows from investing activities:
Expenditures for property, plant and equipment	(461)	(482)
Proceeds from disposal of assets	10	70
Restricted cash	39	(239)
Other	(18)	- -

Net cash used in investing activities	(430)	(651)

Cash flows from financing activities:
Shares issued upon exercise of warrants	1	37
Dividends paid	(373)	(57)
Issuance of long-term debt	3,000	- -
Repayments of long-term debt	(2,679)	(260)
Payments of debt issuance costs	(50)	(15)
Other, net	3	(4)

Net cash used in financing activities	(98)	(299)

Effect of exchange rate changes on cash	(17)	168

Increase in cash and cash equivalents	885	465
Cash and cash equivalents at beginning of period	1,065	4,222

Cash and cash equivalents at end of period	$1,950	$4,687

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other	Total	Non-
	Ordinary Shares		Paid-in	Retained	Comprehensive	Stockholders’	Controlling
Millions of dollars	Issued	Treasury	Capital	Earnings	Loss	Equity	Interests
Balance, January 1, 2012	$31	$(124)	$10,272	$841	$(427)	$10,593	$54
Net income (loss)	- -	- -	- -	1,370	- -	1,370	(3)
Other comprehensive loss	- -	- -	- -	- -	(162)	(162)	- -
Warrants exercised	- -	- -	38	- -	- -	38	- -
Shares purchased	- -	(12)	- -	- -	- -	(12)	- -
Share-based compensation	- -	25	13	- -	- -	38	- -
Cash dividends ($0.65 per share)	- -	- -	- -	(373)	- -	(373)	- -

Balance, June 30, 2012	$31	$(111)	$10,323	$1,838	$(589)	$11,492	$51

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

Recently Adopted Guidance

Comprehensive Income—In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, related to ASC Topic 220, Comprehensive Income: Presentation of Comprehensive Income and in December 2011 the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05. These standards eliminate the current option to report other comprehensive income and its components in the statement of changes in equity. We elected to present Statements of Comprehensive Income in two separate but consecutive statements beginning January 1, 2012, and the amendments have been applied retrospectively for all prior periods presented.

Fair Value Measurement—In May 2011, the FASB issued new guidance related to ASC Topic 820, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards (“IFRS”) and changes some fair value measurement principles and disclosure requirements. This guidance aligns the fair value measurement of instruments classified within an entity’s shareholders’ equity with the guidance for liabilities. As a result, entities are required to measure the fair value of their own equity instruments from the perspective of a market participant that holds the equity instruments as assets. This guidance also enhances disclosure requirements for recurring Level 3 fair value measurements to include quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements. New disclosures on the use of a nonfinancial asset measured or disclosed at fair value are required if its use differs from its highest and best use. In addition, entities must report the level in the fair value hierarchy of assets and liabilities not recorded at fair value but where fair value is disclosed. The ASU was effective for interim and annual periods beginning on or after December 15, 2011. The adoption of this amendment in 2012 did not have a material effect on the presentation of our consolidated financial statements.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounting Guidance Issued But Not Adopted as of June 30, 2012

Disclosures about Offsetting Assets and Liabilities—In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities. The standard requires disclosures to provide information to help reconcile differences in the offsetting requirements under U.S. GAAP and IFRS. The differences in the offsetting requirements account for a difference in the amounts presented in statements of financial position prepared in accordance with U.S. GAAP and IFRS. The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position (balance sheet), as well as instruments similar to a master netting arrangement. In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. The ASU is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of this amendment is not expected to have a material impact on the presentation of our Consolidated Balance Sheet.

3.	Discontinued Operations

In September 2011, we announced our intention to initiate consultations with relevant employee Works Councils regarding a contemplated closure of our Berre refinery after receiving no offers to purchase the refinery. In connection with the intended closure, we recorded pre-tax charges totaling $136 million in the fourth quarter of 2011, primarily related to the estimated cost of the social plan for the affected employees. We reduced the estimated cost of the social plan by $14 million in the second quarter of 2012.

On January 4, 2012, operations at the Berre refinery were suspended.

During the three-month period ending June 30, 2012, the operations of the Berre refinery were deemed to have met the criteria for discontinued operations classification. As a result, the operations have been classified as discontinued operations, net of income taxes, in the Consolidated Statements of Income for all periods presented. The amounts included in Income (loss) from discontinued operations are summarized as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
Millions of dollars	2012		2011	2012	2011

Sales and other operating revenues		$42	$736	$187	$1,608

Loss from discontinued operations before income taxes		$(15)	$(48)	$(9)	$(70)
Benefit from income taxes		(15)	- -	(14)	- -

Income (loss) from discontinued operations, net of tax	$	- -	$(48)	$5	$(70)

Income (loss) from discontinued operations includes benefits related to the liquidation of LIFO valued inventory of $7 million and $49 million for the three and six months ended June 30, 2012, respectively.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the assets and liabilities of the Berre refinery that are included in the Consolidated Balance Sheets. These amounts were derived from historical financial information and adjusted to exclude intercompany receivables and payables between the Berre refinery and other subsidiaries of the Company.

Millions of dollars	June 30, 2012	December 31, 2011
Current assets related to discontinued operations:
Accounts receivable trade, net	$36	$234
Inventories	75	222

Total current assets related to discontinued operations	$111	$456

Current liabilities related to discontinued operations:
Accounts payable trade	$22	$158
Accrued liabilities	39	30

Total current liabilities related to discontinued operations	$61	$188

Long-term liabilities related to discontinued operations:
Other liabilities	$71	$121

Total long-term liabilities related to discontinued operations	$71	$121

Future cash inflows will arise from the liquidation of on hand raw materials, intermediate and refined product inventories.

Future cash out flows will occur for activities associated with exit or disposal activities and for payments made to severed employees. Exit and disposal related costs are expected to be incurred for the next two years. Payments to the affected employees are expected to be substantially complete by 2019.

4.	Accounts Receivable

Our allowance for doubtful accounts receivable, which is reflected in the Consolidated Balance Sheets as a reduction of accounts receivable, totaled $17 million and $16 million at June 30, 2012 and December 31, 2011, respectively.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	Inventories

Inventories consisted of the following components:

Millions of dollars	June 30, 2012	December 31, 2011
Finished goods	$3,552	$3,544
Work-in-process	283	267
Raw materials and supplies	1,924	1,688

Total inventories	$5,759	$5,499

6.	Property, Plant and Equipment, Goodwill and Intangible Assets

The components of property, plant and equipment, at cost, and the related accumulated depreciation were as follows:

Millions of dollars	June 30, 2012	December 31, 2011
Land	$296	$301
Manufacturing facilities and equipment	7,686	7,358
Construction in progress	744	785

Total property, plant and equipment	8,726	8,444
Less accumulated depreciation	(1,489)	(1,111)

Property, plant and equipment, net	$7,237	$7,333

During the first six months of 2012, we recognized impairment charges of $22 million, primarily related to damage to our LDPE plant in Wesseling, Germany resulting from an explosion in a reactor bay.

Depreciation and amortization expense is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2012	2011	2012	2011
Property, plant and equipment	$200	$184	$393	$351
Investment in PO joint ventures	7	8	15	15
Emission allowances	17	18	34	36
Various contracts	8	13	15	35
Technology, patent and license costs	7	- -	13	- -
Software costs	5	1	11	2

Total depreciation and amortization	$244	$224	$481	$439

Asset Retirement Obligations—The liabilities recognized for all asset retirement obligations were $105 million and $123 million at June 30, 2012 and December 31, 2011, respectively.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill—Goodwill decreased from $585 million at December 31, 2011 to $576 million at June 30, 2012 as a result of foreign exchange translation.

7.	Investment in PO Joint Ventures

Changes in our investment in the U.S. and European PO joint ventures for 2012 and 2011 are summarized below:

Millions of dollars	U.S. PO Joint Venture	European PO Joint Venture	Total PO Joint Ventures
Investments in PO joint ventures - January 1, 2012	$274	$138	$412
Cash contributions	5	13	18
Depreciation and amortization	(11)	(4)	(15)
Effect of exchange rate changes	- -	(4)	(4)

Investments in PO joint ventures - June 30, 2012	$268	$143	$411

Investments in PO joint ventures - January 1, 2011	$291	$146	$437
Cash contributions	- -	2	2
Depreciation and amortization	(11)	(4)	(15)
Effect of exchange rate changes	- -	12	12

Investments in PO joint ventures - June 30, 2011	$280	$156	$436

8.	Equity Investments

The changes in equity investments were as follows:

	Six Months Ended June 30,
Millions of dollars	2012	2011
Beginning balance	$1,559	$1,587
Income from equity investments	73	131
Dividends received, gross	(87)	(114)
Currency exchange effects	(20)	50
Other	(4)	- -

Ending balance	$1,521	$1,654

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized income statement information and our share for the periods for which the respective Equity investments were accounted for under the equity method is set forth below:

	Three months ended June 30,
	2012		2011
Millions of dollars	100%	Company Share	100%	Company Share
Revenues	$3,175	$980	$3,113	$894
Cost of sales	(2,906)	(900)	(2,659)	(767)

Gross profit	269	80	454	127
Net operating expenses	(65)	(31)	(59)	(17)

Operating income	204	49	395	110
Interest income	3	1	6	2
Interest expense	(70)	(16)	(63)	(18)
Foreign currency translation	16	2	17	5
Loss from equity investments	(3)	(1)	(41)	(8)

Income before income taxes	150	35	314	91
Provision for income taxes	18	8	69	18

Net income	$132	$27	$245	$73

	Six Months Ended June 30,
	2012		2011
Millions of dollars	100%	Company Share	100%	Company Share
Revenues	$5,632	$1,888	$6,700	$2,133
Cost of sales	(5,095)	(1,721)	(5,829)	(1,876)

Gross profit	537	167	871	257
Net operating expense	(139)	(52)	(157)	(49)

Operating income	398	115	714	208
Interest income	3	1	6	2
Interest expense	(127)	(32)	(121)	(34)
Foreign currency translation	21	6	(22)	(5)
Income (loss) from equity investments	4	1	(31)	(5)

Income before income taxes	299	91	546	166
Provision for income taxes	52	18	122	35

Net income	$247	$73	$424	$131

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.	Debt

Long-term loans, notes and other long-term debt due to unrelated parties consisted of the following:

Millions of dollars	June 30, 2012		December 31, 2011
Senior Notes due 2017, $2,250 million, 8.0%	$	- -	$619
Senior Notes due 2017, € 375 million, 8.0%		- -	134
Senior Notes due 2018, $3,240 million, 11.0%		- -	1,922
Senior Notes due 2019, $2,000 million, 5.0%		2,000	- -
Senior Notes due 2021, $1,000 million, 6.0%		1,000	1,000
Senior Notes due 2024, $1,000 million, 5.75%		1,000	- -
Guaranteed Notes, due 2027, $300 million, 8.1%		300	300
Other		5	9

Total		4,305	3,984
Less current maturities		- -	(4)

Long-term debt		$4,305	$3,980

Short-term loans, notes and other short-term debt due to unrelated parties consisted of the following:

Millions of dollars	June 30, 2012		December 31, 2011
$2,000 million Senior Revolving Credit Facility	$	- -	$	- -
$2,000 million Senior Secured Asset-Based Revolving Credit Facility		- -		- -
€450 million European Receivables Securitization Facility		- -		- -
Financial payables to equity investees		8		10
Other		40		38

Total short-term debt		$48		$48

Long-Term Debt

5% and 5.75% Senior Notes—In April 2012, LyondellBasell N.V. issued $2,000 million aggregate principal amount of 5% senior notes due 2019 and $1,000 million aggregate principal amount of 5.75% senior notes due 2024, each at an issue price of 100%. When issued, the 5% and 5.75% senior notes were guaranteed on a senior basis by generally all of our U.S. subsidiaries. The subsidiary guarantees were released on June 15, 2012 as a result of the repayment of our 8% and 11% senior notes described below.

8% and 11% Senior Notes—In April 2012, we repaid a total of $2,606 million of our 8% and 11% senior notes, comprising $742 million of our 8% senior notes and $1,864 million of our 11% senior notes. In June 2012, we repaid the remaining outstanding amount of $70 million, comprising $13 million of our 8% senior notes and $57 million of our 11% senior notes. In connection with these repayments, we also paid premiums totaling $294 million. Capitalized debt issuance costs of $18 million related to the 8% and 11% senior notes were charged to interest expense in the second quarter of 2012. As a result of these repayments, the subsidiary guarantees of all of our senior debt, including the 5% and 5.75% senior notes discussed above and our 6% senior notes due 2021 were automatically released.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other—Amortization of debt issuance costs in the six months ended June 30, 2012 and 2011 resulted in amortization expense of $46 million and $20 million, respectively, which is included in interest expense in the Consolidated Statements of Income. These costs include the write off of unamortized debt issuance costs associated with the repayment of the 8% and 11% senior notes and the termination of the U.S. ABL Facility described below.

Short-Term Debt

Senior Revolving Credit Facility—In May 2012, we entered into a five-year revolving credit facility (the “Senior Revolving Credit Facility”). The Senior Revolving Credit Facility may be used for dollar and euro denominated borrowings and to support up to $700 million of dollar and euro denominated letters of credit. The balance of outstanding borrowings and letters of credit under the facility may not exceed $2,000 million at any given time. We may, from time to time, request the total commitments available under the facility be increased to an aggregate amount not to exceed $2,500 million. We paid fees of $10 million related to the completion of this financing.

Borrowings under the facility bear interest at a Base Rate or LIBOR, plus an applicable margin. Additional fees are incurred for the average daily unused commitments.

At June 30, 2012, availability under this facility was $1,930 million. There were no borrowings outstanding under the facility and outstanding letters of credit totaled $57 million.

Obligations under the facility were guaranteed by our U.S. subsidiaries until those guarantees were released in June 2012 as a result of the repayment of our 8% and 11% senior notes, described above.

The facility contains customary covenants and warranties, including specified restrictions on indebtedness, liens, sale and leaseback transactions and a specified interest coverage ratio and consolidated leverage ratio.

U.S. ABL Facility—In connection with the execution of the new revolving credit facility, we terminated our U.S. asset-based revolving credit facility (“U.S. ABL Facility”). All amounts owed by the borrowers under the U.S. ABL Facility have been repaid and the commitments under the U.S. ABL Facility have been terminated. In connection with the termination of this facility, $17 million of unamortized debt issuance costs were charged to interest expense in the second quarter of 2012.

At December 31, 2011, there were no borrowings outstanding under the U.S. ABL Facility, and outstanding letters of credit totaled $262 million.

Other—At June 30, 2012 and 2011, our weighted average interest rates on outstanding short-term debt were 3.4% and 3.8%, respectively.

10.	Derivative Financial Instruments

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

The following table summarizes the pretax effect of settled commodity futures contracts charged directly to income:

	Settled Commodity Contracts
	Six Months Ended June 30, 2012
Millions of dollars	Gain (Loss) Recognized in Income	Volumes Settled	Volume Unit
Futures:
Gasoline	$10	187	million gallons
Heating oil	(1)	293	million gallons
Butane	(1)	12	million gallons
Crude oil	(8)	233	million gallons

	$ - -

	Six Months Ended June 30, 2011
	Gain (Loss) Recognized in Income	Volumes Settled	Volume Unit
Futures:
Gasoline	$1	280	million gallons
Heating oil	4	293	million gallons
Crude oil	(1)	- -	million gallons

	$4

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated fair value and notional amounts of our open commodity futures contracts are shown in the table below:

	Open Commodity Contracts
	June 30, 2012
		Notional Amounts
Millions of dollars	Fair Value	Value	Volumes	Volume Unit	Maturity Dates
Futures:
Gasoline	$27	$376	131	million gallons	August 2012
Heating oil	2	57	21	million gallons	August 2012
Butane	(39)	240	126	million gallons	October 2012 - February 2013
Crude oil	(5)	121	60	million gallons	August 2012 - September 2012

	$(15)	$794

	December 31, 2011
		Notional Amounts
	Fair Value	Value	Volumes	Volume Unit	Maturity Dates
Futures:
Gasoline	$12	$34	12	million gallons	January 2012 - February 2012
Heating oil	1	54	19	million gallons	January 2012
Butane	(1)	22	12	million gallons	January 2012 - February 2012

	$12	$110

Foreign Currency Rates—We have significant operations in several countries. The functional currencies of our wholly owned subsidiaries through which our operations are conducted are primarily the U.S. dollar and the Euro. We enter into transactions denominated in other than the functional currencies of the Company. As a result, we are exposed to foreign currency risk on receivables and payables. We maintain risk management control policies intended to monitor foreign currency risk attributable to both the outstanding foreign currency balances and future commitments. These control policies involve the centralization of foreign currency exposure management, the offsetting of exposures and the estimating of expected impacts of changes in foreign currency rates on our earnings. We enter into foreign currency spot, forward and swap contracts to reduce the effects of our net currency exchange exposures. At June 30, 2012, foreign currency spot, forward and swap contracts in the notional amount of $723 million, maturing in July and August 2012, were outstanding. The fair values, based on quoted market exchange rates, resulted in net payables of $3 million and $12 million at June 30, 2012 and December 31, 2011, respectively.

For forward contracts that economically hedge recognized monetary assets and liabilities in foreign currencies, no hedge accounting is applied. Changes in the fair value of foreign currency forward contracts are reported in the Consolidated Statements of Income and offset the currency exchange results recognized on the assets and liabilities.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign Currency Gain (Loss)—Other income, net, in the Consolidated Statements of Income reflected losses of $11 million and $9 million for the three and six months ended June 30, 2012, and a loss of $4 million and a gain of $6 million for the three and six months ended June 30, 2011, respectively.

Warrants—We had warrants outstanding to purchase 111,565 ordinary shares as of June 30, 2012 and 1,000,223 ordinary shares as of December 31, 2011 at exercise prices of $13.77 per share. The fair values of the warrants were determined to be $3 million and $19 million at June 30, 2012 and December 31, 2011, respectively.

Derivatives—The following table summarizes financial instruments outstanding as of June 30, 2012 and December 31, 2011 that are measured at fair value on a recurring basis. Refer to Note 11, Fair Value Measurements, for additional information regarding the fair value of derivative financial instruments.

		June 30, 2012		December 31, 2011
Millions of dollars	Balance Sheet Classification	Notional Amount	Fair Value	Notional Amount	Fair Value
Assets at fair value –
Derivatives:
Commodities	Prepaid expenses and other current assets	$433	$29	$88	$13

		$433	$29	$88	$13

Liabilities at fair value –
Derivatives:
Commodities	Accrued liabilities	$361	$44	$22	$1
Warrants	Accrued liabilities	2	3	14	19
Foreign currency	Accrued liabilities	723	3	726	12

		$1,086	$50	$762	$32

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the pretax effect of derivative instruments charged directly to income:

	Effect of Financial Instruments
	Three Months Ended June 30, 2012
Millions of dollars	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI to Income		Additional Gain (Loss) Recognized in Income	Income Statement Classification
Derivatives not designated as hedges:
Commodities	$	- -	$	- -	$(25)	Cost of sales
						Other income
Foreign currency		- -		- -	2	(expense), net

	$	- -	$	- -	$(23)

	Three Months Ended June 30, 2011
Millions of dollars	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI to Income		Additional Gain (Loss) Recognized in Income	Income Statement Classification
Derivatives not designated as hedges:						Other income
Warrants	$	- -	$	- -	$6	(expense), net
Commodities		- -		- -	3	Cost of sales
						Other income
Foreign currency		- -		- -	1	(expense), net

	$	- -	$	- -	$10

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Effect of Financial Instruments
	Six Months Ended June 30, 2012
Millions of dollars	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI to Income		Additional Gain (Loss) Recognized in Income	Income Statement Classification
Derivatives not designated as hedges:
						Other income
Warrants	$	- -	$	- -	$(10)	(expense), net
Commodities		- -		- -	(16)	Cost of sales
						Other income
Foreign currency		- -		- -	25	(expense), net

	$	- -	$	- -	$(1)

	Six Months Ended June 30, 2011
Millions of dollars	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI to Income		Additional Gain (Loss) Recognized in Income	Income Statement Classification
Derivatives not designated as hedges:
						Other income
Warrants	$	- -	$	- -	$(53)	(expense), net
Commodities		- -		- -	9	Cost of sales
						Other income
Foreign currency		- -		- -	(1)	(expense), net

	$	- -	$	- -	$(45)

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.	Fair Value Measurement

The following table presents the derivative financial instruments outstanding as of June 30, 2012 and December 31, 2011 that are measured at fair value on a recurring basis.

Millions of dollars	Fair value	Level 1		Level 2	Level 3
June 30, 2012:
Assets at fair value –
Derivatives:
Commodities	$29	$	- -	$29	$	- -

	$29	$	- -	$29	$	- -

Liabilities at fair value –
Derivatives:
Commodities	$44	$	- -	$44	$	- -
Warrants	3		- -	3		- -
Foreign currency	3		- -	3		- -

	$50	$	- -	$50	$	- -

December 31, 2011:
Assets at fair value –
Derivatives:
Commodities	$13	$	- -	$13	$	- -

	$13	$	- -	$13	$	- -

Liabilities at fair value –
Derivatives:
Commodities	$1	$	- -	$1	$	- -
Warrants	19		- -	19		- -
Foreign currency	12		- -	12		- -

	$32	$	- -	$32	$	- -

The fair value of all non-derivative financial instruments included in current assets, including cash and cash equivalents, restricted cash and accounts receivable, short-term debt and accounts payable, approximated the applicable carrying value due to the short maturity of those instruments.

There were no financial instruments measured on a recurring basis using Level 3 inputs during the six months ended June 30, 2012 and 2011.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The carrying value and the estimated fair value of our non-derivative financial instruments are shown in the table below:

	June 30, 2012		December 31, 2011
Millions of dollars	Carrying Value	Fair Value	Carrying Value	Fair Value
Short and long-term debt, including current maturities	$4,348	$4,660	$4,026	$4,294

The following table presents short and long-term debt at fair value which are recorded at historical cost or amortized cost in the Consolidated Balance Sheet. The carrying and fair value of long-term debt excludes capital leases.

	June 30, 2012
Millions of dollars	Carrying value	Fair value	Level 1		Level 2	Level 3
Short-term debt	$48	$48	$	- -	$9	$39
Long-term debt	4,300	4,612		- -	4,612	- -

Short term and long-term debt, including current maturities	$4,348	$4,660	$	- -	$4,621	$39

	December 31, 2011
Millions of dollars	Carrying value	Fair value	Level 1		Level 2	Level 3
Short-term debt	$48	$48	$	- -	$10	$38
Long-term debt	3,978	4,246		- -	4,243	3

Short term and long-term debt, including current maturities	$4,026	$4,294	$	- -	$4,253	$41

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.	Pension and Other Post-retirement Benefits

Net periodic pension benefits included the following cost components:

	U.S. Plans
	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2012	2011	2012	2011
Service cost	$11	$9	$23	$20
Interest cost	19	22	39	45
Expected return on plan assets	(29)	(26)	(59)	(52)
Amortization	5	- -	10	- -

Net periodic benefit costs	$6	$5	$13	$13

	Non-U.S. Plans
	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2012	2011	2012	2011
Service cost	$6	$12	$17	$21
Interest cost	13	17	25	29
Expected return on plan assets	(7)	(16)	(13)	(23)
Settlement and curtailment loss	- -	4	- -	6
Amortization	- -	2	1	2

Net periodic benefit costs	$12	$19	$30	$35

Net periodic other post-retirement benefits included the following cost components:

	U.S. Plans
	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2012	2011	2012		2011
Service cost	$1	$1		$2	$5
Interest cost	4	4		7	8
Amortization	- -	- -		1	- -

Net periodic benefit costs	$5	$5		$10	$13

	Non-U.S. Plans
	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2012	2011	2012		2011
Service cost	$(1)	$3	$	- -	$5

Net periodic benefit costs	$(1)	$3	$	- -	$5

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company contributed $37 million to its pension plans during the six months ended June 30, 2012, which consisted of $34 million and $3 million to its U.S. and non-U.S. pension plans, respectively.

13.	Income Taxes

The effective tax rate for the second quarter of 2012 was 28.5% compared with 31.3% for the second quarter of 2011. For the first six months of 2012, the effective tax rate was 30.8% compared with 29.8% for the first six months of 2011. Our effective tax rate fluctuates based on, among other factors, pretax income in countries with lower statutory tax rates, nontaxable income related to joint venture equity earnings, notional royalties, the U.S. domestic production activity deduction, changes in valuation allowance and unrecognized tax benefits. Compared with the second quarter of 2011, the effective tax rate for the second quarter of 2012 was lower due to deductible foreign currency offset with increases in unrecognized tax benefits. The second quarter effective tax rate was also favorably affected by lower earnings in jurisdictions with higher tax rates. When comparing differences within the effective tax rates for the first six months of 2012 and 2011, increases to the effective tax rate related to unrecognized tax benefits offset by deductible foreign currency losses and a reduction in nondeductible charges.

14.	Commitments and Contingencies

Financial Assurance Instruments—We have obtained letters of credit, performance and surety bonds and have issued financial and performance guarantees to support trade payables, potential liabilities and other obligations. Management does not expect that any claims against or draws on these instruments would have a material adverse effect on our consolidated financial statements.

Environmental Remediation—Our accrued liability for future environmental remediation costs at current and former plant sites and other remediation sites totaled $124 million and $120 million as of June 30, 2012 and December 31, 2011, respectively. At June 30, 2012, the accrued liabilities for individual sites range from less than $1 million to $22 million. The remediation expenditures are expected to occur over a number of years, and not to be concentrated in any single year. In our opinion, it is reasonably possible that losses in excess of the liabilities recorded may have been incurred. However, we cannot estimate any amount or range of such possible additional losses. New information about sites, new technology or future developments such as involvement in investigations by regulatory agencies, could require us to reassess our potential exposure related to environmental matters.

The following table summarizes the activity in our accrued environmental liability included in “Accrued liabilities” and “Other liabilities:”

	Six Months Ended June 30,
Millions of dollars	2012	2011
Balance at beginning of period	$120	$107
Additional provisions	12	20
Amounts paid	(5)	(4)
Foreign exchange effects	(3)	6

Balance at end of period	$124	$129

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Litigation and Other Matters

Access Indemnity Demand—On December 20, 2010, one of our subsidiaries received demand letters from affiliates of Access Industries, (collectively, “Access”) a more than five percent shareholder of the Company. We conducted an initial investigation of the facts underlying the demand letters and engaged in discussions with Access. We requested that Access withdraw its demands with prejudice and on January 17, 2011, Access declined to withdraw the demands, with or without prejudice.

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

On June 26, 2009, Nell filed a proof of claim in Bankruptcy Court against LyondellBasell AF (successor to Basell AF S.C.A.) seeking “no less than” $723,000 for amounts allegedly owed under the 2007 management agreement. On April 27, 2011, Lyondell Chemical filed an objection to Nell’s claim and, together with LyondellBasell N.V. (successor to LyondellBasell AF) and LBIH, brought a declaratory judgment action in the Bankruptcy Court for a determination that Nell and BI’s demands are not valid. By a Joint Stipulated Order dated June 13, 2011, the declaratory judgment action is stayed pending the outcome of the Weisfelner lawsuit.

We do not believe that the management agreement is in effect or that the Company, LBIH, or any other Company-affiliated entity owes any obligations under the management agreement. We intend to defend vigorously our position in any proceedings and against any claims or demands that may be asserted.

We cannot at this time estimate the reasonably possible loss or range of loss that Nell, Access, or their affiliates may incur as a result of the lawsuit; therefore, we cannot at this time estimate the reasonably possible loss or range of loss that Nell, Access, or their affiliates may seek from LBIH by way of indemnity.

Indemnification—We are parties to various indemnification arrangements, including arrangements entered into in connection with acquisitions, divestitures and the formation of joint ventures. Pursuant to these arrangements, we provide indemnification to and/or receive indemnification from other parties in connection with liabilities that may

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

arise in connection with the transactions and in connection with activities prior to completion of the transactions. These indemnification arrangements typically include provisions pertaining to third party claims relating to environmental and tax matters and various types of litigation. As of June 30, 2012, we had not accrued any significant amounts for our indemnification obligations, and we are not aware of other circumstances that would likely lead to significant future indemnification obligations. We cannot determine with certainty the potential amount of future payments under the indemnification arrangements until events arise that would trigger a liability under the arrangements.

In addition, at the time of Basell’s formation in 2005, the Company entered into agreements with Shell and BASF whereby they agreed to indemnify Basell and its successors for a significant portion of the potential obligations that could arise with respect to costs relating to contamination at various sites. These indemnity obligations are currently in dispute. Also, the agreements involving the purchase of the Berre cracker and Berre refinery include similar indemnities from Shell to Basell and its successors. These indemnity obligations are also currently in dispute.

As part of certain of our technology licensing contracts, we give indemnifications to various licensees for liabilities arising from possible patent infringement claims with respect to certain proprietary licensedtechnologies. Such indemnifications have a stated maximum amount and generally cover a period of five to ten years.

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

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.	Stockholders’ Equity and Non-Controlling Interests

Dividend distribution—In June 2012, we paid a dividend to all shareholders of record as of May 11, 2012 of $0.40 per share, for an aggregate of $230 million.

Ordinary shares—The changes in the outstanding amounts of ordinary shares issued were as follows:

	Six Months Ended June 30,
	2012	2011
Ordinary shares outstanding:
Balance at beginning of period	573,390,514	565,676,222
Share-based compensation	788,474	209,557
Warrants exercised	616,774	2,928,918

Balance at end of period	574,795,762	568,814,697

Ordinary shares held as treasury shares:
Balance at beginning of period	4,051,013	1,122,651
Warrants exercised	271,885	410,039
Share-based compensation	(788,474)	(209,013)

Balance at end of period	3,534,424	1,323,677

Ordinary shares issued at end of period	578,330,186	570,138,374

Non-controlling Interests—Losses attributable to non-controlling interests consisted of the following components:

	Six Months Ended June 30,
Millions of dollars	2012	2011
Non-controlling interests’ comprehensive income (loss):
Net income (loss) attributable to non-controlling interests	$(3)	$7
Fixed operating fees paid to Lyondell Chemical by the PO/SM II partners	- -	(11)

Comprehensive loss attributable to non-controlling interests	$(3)	$(4)

16.	Per Share Data

Basic earnings per share are based upon the weighted average number of shares of common stock outstanding during the periods. Diluted earnings per share includes the effect of certain stock option awards. We have unvested restricted stock and restricted stock units that are considered participating securities for earnings per share.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Earnings per share data and dividends declared per share of common stock were as follows:

	Three Months Ended
	June 30, 2012			June 30, 2011
Millions of dollars	Continuing Operations	Discontinued Operations		Continuing Operations	Discontinued Operations
Basic:
Net income (loss)	$768	$	- -	$851		$(48)
Net loss attributable to non-controlling interests	2		- -	1		- -

Net income (loss) attributable to the Company	770		- -	852		(48)
Net income attributable to participating securities	(3)		- -	(5)		- -

Net income (loss) attributable to ordinary shareholders	$767	$	- -	$847		$(48)

Diluted:
Net income (loss)	$768	$	- -	$851		$(48)
Net loss attributable to non-controlling interests	2		- -	1		- -

Net income (loss) attributable to the Company	770		- -	852		(48)
Net income attributable to participating securities	(3)		- -	(5)		- -
Effect of dilutive securities – warrants	- -		- -	(6)		- -

Net income (loss) attributable to ordinary shareholders	$767	$	- -	$841		$(48)

Millions of shares
Basic weighted average common stock outstanding	573		- -	566		566
Effect of dilutive securities:
Warrants	- -		- -	6		6
Stock options	3		- -	3		3
MTI	1		- -	- -		- -

Potential dilutive shares	577		- -	575		575

Earnings (loss) per share:
Basic	$1.34	$	- -	$1.49		$(0.08)

Diluted	$1.33	$	- -	$1.46		$(0.08)

Millions of shares
Anti-dilutive stock options	0.1		- -	- -		- -

Participating securities	3.7		- -	3.6		3.6

Dividends declared per share of common stock	$0.40	$	- -	$0.10	$	- -

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Six Months Ended
	June 30, 2012			June 30, 2011
Millions of dollars	Continuing Operations	Discontinued Operations		Continuing Operations	Discontinued Operations
Basic:
Net income (loss)	$1,362		$5	$1,533		$(70)
Net loss attributable to non-controlling interests	3		- -	4		- -

Net income (loss) attributable to the Company	1,365		5	1,537		(70)
Net income attributable to participating securities	(6)		- -	(9)		- -

Net income (loss) attributable to ordinary shareholders	$1,359		$5	$1,528		$(70)

Diluted:
Net income (loss)	$1,362		$5	$1,533		$(70)
Net loss attributable to non-controlling interests	3		- -	4		- -

Net income (loss) attributable to the Company	1,365		5	1,537		(70)
Net income attributable to participating securities	(6)		- -	(9)		- -

Net income (loss) attributable to ordinary shareholders	$1,359		$5	$1,528		$(70)

Millions of shares
Basic weighted average common stock outstanding	572		572	566		566
Effect of dilutive securities:
MTI	1		1	- -		- -
Stock options	3		3	3		3

Potential dilutive shares	576		576	569		569

Earnings (loss) per share:
Basic	$2.37		$0.01	$2.70		$(0.12)

Diluted	$2.36		$0.01	$2.68		$(0.12)

Millions of shares
Anti-dilutive warrants	0.2		0.2	8.2		8.2

Participating securities	3.7		3.7	3.6		3.6

Dividends declared per share of common stock	$0.65	$	- -	$0.10	$	- -

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.	Segment and Related Information

We operate in five business segments. The marketing of oxyfuels was aligned with the sale of products from the refining business, particularly related to the Berre refinery. However, with the closure of the Berre refinery, responsibility for business decisions relating to oxyfuels has been moved to our I&D business management function as the profits generated by oxyfuels products are related to sourcing decisions regarding certain co-products of propylene oxide production. As a result, the oxyfuels business is now reflected in our I&D segment. All comparable periods presented have been revised to reflect this change. Our five segments consist of the following:

•

Olefins and Polyolefins—Americas (“O&P-Americas”), primarily manufacturing and marketing of olefins, including ethylene and its co-products, primarily propylene, butadiene, and aromatics, which include benzene and toluene; polyolefins, including polyethylene, comprising high density polyethylene (“HDPE”), low density polyethylene (“LDPE”) and linear low density polyethylene, and polypropylene; and Catalloy process resins;

•

Olefins and Polyolefins—Europe, Asia, International (“O&P–EAI”), primarily manufacturing and marketing of olefins, including ethylene and its co-products, primarily propylene and butadiene; polyolefins, including polyethylene, comprising HDPE, LDPE, and polypropylene; polypropylene-based compounds, materials and alloys (“PP compounds”), Catalloy process resins and polybutene-1 polymers;

•

Intermediates and Derivatives (“I&D”), primarily manufacturing and marketing of propylene oxide (“PO”); PO co-products, including styrene and the TBA intermediates tertiary butyl alcohol (“TBA”), isobutylene and tertiary butyl hydroperoxide; PO derivatives, including propylene glycol, propylene glycol ethers and butanediol; ethylene derivatives, including ethylene glycol, ethylene oxide (“EO”), other EO derivatives; acetyls, including vinyl acetate monomer, acetic acid and methanol; and oxygenated fuels, or oxyfuels, such as methyl tertiary butyl ether (“MTBE”) and ethyl tertiary butyl ether (“ETBE”);

•	Refining, primarily manufacturing and marketing of refined petroleum products, including gasoline, ultra-low sulfur diesel, jet fuel, lubricants, and alkylate; and

•	Technology, primarily licensing of polyolefin process technologies and supply of polyolefin catalysts and advanced catalysts.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized financial information concerning reportable segments is shown in the following table for the periods presented:

Millions of dollars	Olefins and Polyolefins – Americas	Olefins and Polyolefins – Europe, Asia & International	Intermediates & Derivatives	Refining	Technology	Other	Total
Three Months Ended June 30, 2012
Sales and other operating revenues:
Customers	$2,184	$3,514	$2,186	$3,274	$86	$4	$11,248
Intersegment	1,099	61	99	222	29	(1,510)	- -

	3,283	3,575	2,285	3,496	115	(1,506)	11,248

Operating income	700	203	390	124	30	2	1,449
Income (loss) from equity investments	4	29	(6)	- -	- -	- -	27

Millions of dollars	Olefins and Polyolefins – Americas	Olefins and Polyolefins – Europe, Asia & International	Intermediates & Derivatives	Refining	Technology	Other	Total
Three Months Ended June 30, 2011
Sales and other operating revenues:
Customers	$2,825	$4,150	$2,516	$3,706	$103	$6	$13,306
Intersegment	1,185	142	20	290	23	(1,660)	- -

	4,010	4,292	2,536	3,996	126	(1,654)	13,306

Operating income	508	203	327	258	23	(9)	1,310
Income from equity investments	8	61	4	- -	- -	- -	73

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Millions of dollars	Olefins and Polyolefins – Americas	Olefins and Polyolefins – Europe, Asia & International	Intermediates & Derivatives	Refining	Technology	Other	Total
Six Months Ended June 30, 2012
Sales and other operating revenues:
Customers	$4,587	$7,300	$4,587	$6,322	$175	$11	$22,982
Intersegment	2,045	173	183	377	59	(2,837)	- -

	6,632	7,473	4,770	6,699	234	(2,826)	22,982

Operating income	1,219	206	760	134	68	2	2,389
Income (loss) from equity investments	10	69	(6)	- -	- -	- -	73

Millions of dollars	Olefins and Polyolefins – Americas	Olefins and Polyolefins – Europe, Asia & International	Intermediates & Derivatives	Refining	Technology	Other	Total
Six Months Ended June 30, 2011
Sales and other operating revenues:
Customers	$5,260	$8,053	$4,789	$6,354	$212	$18	$24,686
Intersegment	2,322	227	78	509	53	(3,189)	- -

	7,582	8,280	4,867	6,863	265	(3,171)	24,686

Operating income	929	378	603	416	89	(10)	2,405
Income from equity investments	11	112	8	- -	- -	- -	131

Sales and other operating revenues and operating income in the “Other” column above include elimination of intersegment transactions.

In the second quarter and first six months of 2012, operating results of the O&P–Americas segment include charges of $40 million and $81 million, respectively, related to the interim liquidation of LIFO inventory, which is expected to be sustained through the end of the year. Inventory levels, which were increased in the fourth quarter 2011 in preparation for a turnaround at our Channelview, Texas facility, decreased during the first six months of 2012 following the commencement of the turnaround. Operating results for O&P-Americas also include a lower of cost or market inventory valuation adjustment of $71 million in the second quarter 2012. Also in the first six months of

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2012, operating results for the O&P-EAI segment included a charge of $22 million for impairment of assets at our Wesseling, Germany site. Operating results for second quarter and first six months of 2012 include benefits of $29 million, $18 million, and $53 million associated with insurance settlements related to Hurricane Ike for the O&P–Americas, I&D, and Refining segments, respectively.

18.	Subsequent Events

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

In addition to comparisons of current operating results with the same period in the prior year, we have included trailing quarter comparisons of our second quarter 2012 operating results to our results in the first quarter 2012. Because many of our businesses are highly cyclical and also subject to some less significant seasonal effects, trailing quarter comparisons may offer important insight into current business direction.

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

OVERVIEW

Our results of operation for the second quarter and first six months of 2012 reflect strong performance despite the continued uncertainties caused by the Eurozone crisis and the reduced growth outlook for China. We continue to focus on safe, reliable operations, cost reductions, particularly in Europe, and disciplined growth. We believe this strategy allows us to generate solid results even while facing challenges due to external factors. Significant items that affected our second quarter 2012 results include:

•	The continued benefit in the U.S. from an abundance of low cost, natural gas liquids (“NGLs”) supply

•	Falling raw materials costs in Europe, which declined faster than our sales prices, helping to at least temporarily improve olefins margins in that region

•

Depressed by-product spreads relative to the price of crude oil, which negatively affected our refining results, although the impact was mitigated somewhat by strong operational performance, with the Houston refinery operating at near capacity

Other noteworthy items during the first six months of 2012, include the following:

•	We ceased the under-performing operations at the Berre refinery in early January 2012.

•

We completed the refinancing of nearly $3 billion of our debt with new debt issuances of unsecured senior notes, significantly improving our debt structure and replaced our $2 billion U.S. ABL Facility with an unsecured revolving credit facility.

•	We increased our interim dividend during the second quarter by 60%.

We expect that through the rest of 2012, we may continue to face challenges related to uncertainties in Europe and the negative effects on global economic conditions. Our performance is driven by global economic conditions generally and their impact on demand for our products. Additionally, raw material and energy prices significantly impact our operating results. Finally, industry-specific issues, such as our own production capacity and capacity within the chemicals and refining industries, can have material effects on our results of operations.

Results of operations for the periods discussed are presented in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2012	2011	2012	2011
Sales and other operating revenues	$11,248	$13,306	$22,982	$24,686
Cost of sales	9,561	11,704	20,093	21,741
Selling, general and administrative expenses	201	236	424	451
Research and development expenses	37	56	76	89

Operating income	1,449	1,310	2,389	2,405
Interest expense	(411)	(176)	(510)	(339)
Interest income	2	13	6	20
Other income (expense), net	8	47	7	(3)
Income from equity investments	27	73	73	131
Reorganization items	(1)	(28)	4	(30)
Provision for income taxes	306	388	607	651

Income from continuing operations	768	851	1,362	1,533
Income (loss) from discontinued operations, net of tax	- -	(48)	5	(70)

Net income	$768	$803	$1,367	$1,463

RESULTS OF OPERATIONS

Revenues—Revenues decreased by $2,058 million, or 15%, in the second quarter 2012 compared to the second quarter 2011 and by $1,704 million, or 7%, in the first six months of 2012 compared to the first six months of 2011. Lower average product prices were responsible for revenue decreases of 9% in the second quarter 2012 and 3% in the first six months of 2012 while lower average sales volumes contributed 6% and 4% to the revenue deceases in the second quarter and first six months of 2012, respectively. Sales volumes averaged lower in the second quarter and first six months of 2012 for most products except those in the refining segment, which remained relatively unchanged.

Cost of Sales—The decrease in cost of sales of $2,143 million in the second quarter 2012 and $1,648 million in the first six months of 2012 primarily reflects lower raw material costs, compared to the second quarter and first six months of 2011. The lower prices of NGL-based liquid raw materials, particularly ethane, and to a lesser extent, heavy liquids-based raw materials, used in North American olefins contributed to the decreases in cost of sales in the second quarter and first six months of 2012. At the Houston refinery, the lower prices of crude oil in the second quarter 2012 substantially offset the effect of the higher crude oil prices seen in the first quarter 2012. The benefit of falling raw material costs, including ethylene and propylene, benefited cost of sales in the I&D segment, while the falling cost of naphtha benefited the O&P EAI segment’s cost of sales.

Cost of sales in the second quarter and first six months of 2012 included a $100 million benefit associated with an insurance settlement related to Hurricane Ike, which affected the U.S. Gulf Coast in 2008. The benefit was partially offset by a $71 million lower of cost or market inventory valuation adjustment in our O&P-Americas segment. Cost of sales for the first six months of 2012 also included a $22 million charge for impairment of assets, primarily related to damage to our LDPE plant in Wesseling, Germany resulting from an explosion in a reactor bay in January 2012.

SG&A Expenses—Selling, general and administrative expenses in the second quarter and first six months of 2012 were lower by $35 million and $27 million, respectively, compared to the same periods in 2011, primarily as a result of charges in the 2011 periods related to employee compensation associated with the rationalization of certain functional organizations.

R&D Expenses—Research and development expenses in the second quarter and first six months of 2012 decreased $19 million and $13 million, respectively, compared to the second quarter and first six months of 2011. The higher R&D expenses in the 2011 periods were a result of charges totaling $16 million in the second quarter and first six months of 2011 related to employee severance and asset retirement obligations associated with the relocation of an R&D facility

Operating Income—Second quarter 2012 operating income reflects the effect of higher operating results in all of our segments except for the Refining segment, which had lower results compared to the second quarter 2011. The slight decrease in operating income for the first six months of 2012 reflects lower operating results for our O&P-EAI, Refining and Technology segments, partially offset by higher operating results for our O&P-Americas and I&D segments, compared to the first six months of 2011. Results for each of our business segments are reviewed further in the “Segment Analysis” section below.

Interest Expense—The $235 million and $171 million increases in interest expense in the second quarter and first six months of 2012, compared to the same periods in 2011, were primarily due to the payment of premiums and the write-off of unamortized debt issuance costs associated with the repayment of the 8% senior notes due 2017 and 11% senior notes due 2018 in the second quarter 2012. In connection with the redemption of these notes, we paid premiums totaling $294 million and wrote off $18 million in capitalized debt issuance costs. In addition, another $17 million of capitalized debt issuance costs were written off as a result of the termination of the ABL credit facility in May 2012. These increases were partially offset by the lower interest expense that resulted from refinancing notes bearing interest of 8% and 11% per annum with our 5% senior notes due 2019 and 5.75% senior notes due 2024, both issued in April 2012, and our 6% senior notes due 2021 issued in November 2011.

Income from Equity Investments—Income from equity investments decreased $46 million and $58 million in the second quarter and first six months of 2012, compared to the second quarter and first six months of 2011. These decreases are primarily due to lower operating results of our joint ventures in the Middle East and Asia, which were primarily driven by lower average sales prices and in the six months of 2012, by higher raw material costs and unplanned outages.

Income Tax—The effective tax rate for the second quarter of 2012 was 28.5% compared with 31.3% for the second quarter of 2011. For the first six months of 2012, the effective tax rate was 30.8% compared with 29.8% for the first six months of 2011. Our effective tax rate fluctuates based on, among other factors, pretax income in countries with lower statutory tax rates, nontaxable income related to joint venture equity earnings, notional royalties, the U.S. domestic production activity deduction, changes in valuation allowance and unrecognized tax benefits. Compared with the second quarter of 2011, the effective tax rate for the second quarter of 2012 was lower due to deductible foreign currency losses offset with increases in unrecognized tax benefits. When comparing differences within the effective tax rates for the first six months of 2012 and 2011, increases to the effective tax rate related to unrecognized tax benefits were offset by deductible foreign currency losses and a reduction in non-deductible charges.

Income from Continuing Operations—The following table summarizes the major components contributing to income from continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2012	2011	2012	2011
Operating income	$1,449	$1,310	$2,389	$2,405
Interest expense, net	(409)	(163)	(504)	(319)
Other income (expense), net	8	47	7	(3)
Income from equity investments	27	73	73	131
Reorganization items	(1)	(28)	4	(30)
Provision for income taxes	306	388	607	651

Income from continuing operations	$768	$851	$1,362	$1,533

Income (Loss) from Discontinued Operations, Net of Tax—The improvement in the results of our discontinued operations in the second quarter and first six months of 2012, compared to the corresponding periods in 2011, primarily reflects the liquidation of product inventory following the suspension of operations at the Berre refinery in early January 2012. Results for the second quarter and first six months of 2012 reflect pretax benefits of $7 million and $49 million, respectively, related to the liquidation of the Berre refinery’s product inventory following the suspension of operations.

Comprehensive Income—Comprehensive income for the second quarter and first six months of 2012 decreased by $531 million and $764 million, respectively, compared to the second quarter and first six months of 2011, primarily as a result of currency translation adjustments arising from the financial statements of our non-U.S. subsidiaries with functional currencies other than the U.S. dollar. The predominant local currency of our operations outside of the United States is the Euro. The value of the U.S. dollar relative to the Euro increased in the second quarter and first six months of 2012 but decreased in the corresponding periods of 2011 resulting in losses in 2012 and gains in 2011 as reflected in the Statements of Comprehensive Income.

Second Quarter 2012 versus First Quarter 2012—We had income from continuing operations of $768 million in the second quarter 2012 compared to $594 million in the first quarter 2012. Income from continuing operations in the second quarter included a $100 million pretax benefit related to an insurance settlement associated with Hurricane Ike and a $71 million pretax charge related to the lower of cost or market valuation adjustment for our O&P-Americas segment. First quarter income from continuing operations included pretax charges totaling $32 million related to the impairment of assets and the fair value adjustment of our outstanding warrants.

Apart from these items, income in the second quarter primarily reflected higher operating results in our business segments. The improvement in our second quarter operating results primarily reflected higher olefins margins in our O&P-Americas and O&P-EAI segments, higher margins for propylene oxide co-products in our I&D segment and higher refining margins. The improvements were partially offset by higher interest expense in the second quarter, primarily reflecting $294 million of pretax charges related to premiums and other fees related to the $2,676 million prepayment of debt in the second quarter. Interest expense in the second quarter also included a pretax charge of $35 million related to the write off of unamortized debt issuance costs.

Segment Analysis

Our continuing operations are divided into five reportable segments: O&P—Americas; O&P—EAI; I&D; Refining; and Technology. Beginning in the second quarter 2012, the operations of our Berre refinery in France are being reported as discontinued operations for all periods presented. In addition, beginning in the second quarter 2012, our oxyfuels business, which was previously managed in conjunction with our refining operations and included in our Refining segment, is included in our I&D segment. Accordingly, all comparable periods presented have been revised to reflect the results of our oxyfuels business in our I&D segment. For additional information related to the Berre refinery and the realignment of the oxyfuels business, see Footnotes 3 and 17 to the Consolidated Financial Statements.

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2012	2011	2012	2011
Sales and other operating revenues:
O&P – Americas segment	$3,283	$4,010	$6,632	$7,582
O&P – EAI segment	3,575	4,292	7,473	8,280
I&D segment	2,285	2,536	4,770	4,867
Refining segment	3,496	3,996	6,699	6,863
Technology segment	115	126	234	265
Other, including intersegment eliminations	(1,506)	(1,654)	(2,826)	(3,171)

Total	$11,248	$13,306	$22,982	$24,686

Operating income:
O&P – Americas segment	$700	$508	$1,219	$929
O&P – EAI segment	203	203	206	378
I&D segment	390	327	760	603
Refining segment	124	258	134	416
Technology segment	30	23	68	89
Other, including intersegment eliminations	2	(9)	2	(10)

Total	$1,449	$1,310	$2,389	$2,405

Income (loss) from equity investments:
O&P – Americas segment	$4	$8	$10	$11
O&P – EAI segment	29	61	69	112
I&D segment	(6)	4	(6)	8

Total	$27	$73	$73	$131

Olefins and Polyolefins—Americas Segment

Overview—The U.S. ethylene industry continues to benefit from processing NGLs. Ethylene produced from NGLs in North America is currently lower in cost compared to that produced from crude oil-based liquids, which is the predominant feedstock used in the rest of the world.

Ethylene margins were stronger in the second quarter and first six months of 2012 compared to the second quarter and first six months of 2011 primarily due to lower prices for ethane raw materials. While polypropylene (“PP”) results in the second quarter 2012 were stronger due to higher margins, results in the first six months of 2012 were relatively unchanged compared to the same period in 2011. Polyethylene results were higher in the second quarter 2012 primarily due to higher product margins compared to the second quarter 2011, while results in the first six months of 2012 were lower than the prior year period primarily due to lower margins driven by lower average sales prices.

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

Production economics for the U.S. industry have continued to favor NGLs throughout 2012. As a result, we have maintained our focus on maximizing the use of NGLs at our U.S. plants. Approximately 85% of our ethylene production was from NGLs during the second quarter and first six months of 2012.

During the second quarter 2011, approximately 80% of our ethylene production was from NGLs. A temporary disruption of NGLs deliveries by one of our suppliers in the first quarter 2011 modestly reduced the rate of utilization for the first six months of 2011 to approximately 75%. Based on current trends and assuming the price of crude oil remains at a high level relative to natural gas, we would expect production economics in the U.S. to continue to favor NGLs for the near and mid-term.

The following table shows the average U.S. benchmark prices for crude oil and natural gas for the applicable periods, as well as benchmark U.S. sales prices for ethylene and propylene, which we produce and sell or consume internally, and certain polyethylene and polypropylene products. The benchmark weighted average cost of ethylene production, which reflects credits for co-product sales, is based on CMAI’s estimated ratio of heavy liquid raw materials and NGLs used in U.S. ethylene production. Benchmark prices for polyethylene and polypropylene reflect discounted prices.

	Average Benchmark Price and Percent Change Versus Prior Year Period Average
	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
Crude oil - dollars per barrel:
WTI	93.4	102.3	(9)%	98.2	98.5	(0)%
LLS	108.2	118.3	(9)%	114.0	113.2	1%
Natural gas (Henry Hub) dollars per million BTUs	2.3	4.4	(47)%	2.5	4.3	(42)%
Weighted average U.S. cost of ethylene production - cents per pound	18.4	33.8	(46)%	23.4	33.2	(29)%
United States - cents per pound:
Ethylene	46.9	57.5	(18)%	50.9	53.4	(5)%
Polyethylene (HD)	63.0	68.7	(8)%	65.0	65.2	(0)%
Propylene - polymer grade	64.2	87.3	(27)%	65.7	79.5	(17)%
Polypropylene	76.7	99.7	(23)%	78.9	94.5	(16)%

The following table sets forth the O&P—Americas segment’s sales and other operating revenues, operating income, income from equity investments and selected product sales volumes.

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2012	2011	2012	2011
Sales and other operating revenues	$3,283	$4,010	$6,632	$7,582
Operating income	700	508	1,219	929
Income from equity investments	4	8	10	11

Production Volumes, in millions of pounds
Ethylene	2,134	1,929	4,122	4,018
Propylene	615	556	1,148	1,325
Sales Volumes, in millions of pounds
Polyethylene	1,316	1,377	2,764	2,782
Polypropylene	634	611	1,284	1,196

Revenues—O&P—Americas revenues decreased by $727 million, or 18%, in the second quarter 2012 compared to the second quarter 2011, and $950 million, or 13%, in the first six months of 2012 compared to the first six months of 2011. Lower average sales prices across most products in the second quarter 2012 were responsible for a revenue decrease of 12% and lower sales volumes, primarily in olefins, resulted in a 6% decline in revenues compared to the prior year period. In the first six months of 2012, lower olefins sales volumes decreased revenue by 8% while lower sales prices resulted in a 5% decrease in revenue compared to the first six months of 2011. Sales volumes for polyolefins (polyethylene and polypropylene) in the second quarter and first six months of 2012 were comparable to those in the same periods in 2011.

Operating Income—Operating income for the O&P—Americas segment in the second quarter and first six months of 2012 increased by $192 million and $290 million, respectively, compared to the second quarter and first six months of 2011. Operating results for the second quarter 2012 included a $71 million lower of cost or market inventory valuation adjustment. This charge and the negative impact resulting from reduced production during a turnaround at our Channelview, Texas facility, were partially offset by a $29 million benefit associated with an insurance settlement related to Hurricane Ike.

The increase in results of the underlying operations of the O&P-Americas segment in the second quarter and first six months of 2012 was primarily the result of higher margins for ethylene. The higher ethylene margins reflect the price decreases for ethane and propane, which outpaced decreases in the price of ethylene. Second quarter 2012 polyethylene results were higher compared to the second quarter 2011 as the decreases in the prices of raw material, ethylene, outpaced sales price decreases. Polyethylene results in the first six months of 2012 were lower than the same period in 2011 as the volatility in pricing and raw material costs resulted in a shift of profitability from polyethylene to olefins, primarily in the first quarter 2012. Results for polypropylene were relatively unchanged in the first six months of 2012 compared to the same period in 2011.

Second Quarter 2012 versus First Quarter 2012—The O&P—Americas segment had operating income of $700 million in the second quarter 2012, compared to $519 million in the first quarter 2012. The $71 million lower of cost or market inventory valuation adjustment in the second quarter was partially offset by a $29 million benefit associated with an insurance settlement related to Hurricane Ike. Operating results for the first two quarters of 2012 were impacted by the turnaround at our Channelview, Texas facility, which was completed in April 2012. Underlying operations of the O&P-Americas segment reflected higher margins across all businesses, mainly olefins, which saw a decline in the cost of NGL-based raw materials, particularly ethane and propane, over the second quarter. Second quarter polyethylene margins were higher as decreases in the price of raw material, ethylene, outpaced the decreases in average sales prices. Lower raw material costs coupled with higher average sales prices resulted in higher second quarter polypropylene margins. Polyolefins sales volumes decreased approximately 7% in the second quarter compared to the first quarter, but showed an increasing trend over the quarter.

Olefins and Polyolefins—Europe, Asia and International Segment

Overview—Market conditions, particularly in Europe, were weak during the second quarter 2012 amid economic uncertainty despite indications in the first quarter 2012 of improvement over the weak conditions seen in late 2011. As a result, European demand for ethylene and polyolefins declined in the second quarter and first six months of 2012 compared to the 2011 periods.

Although second quarter 2012 operations for the O&P-EAI segment reflected weak demand for olefins and commodity polyolefins, stronger olefins margins resulting from decreases in the naphtha feedstock price resulted in higher second quarter results as compared to the first quarter 2012. The benefit seen from the timing of pricing mechanisms related to naphtha and olefins is not expected to continue into the third quarter.

Lower margins for commodity polyolefins and lower sales volumes contributed to the lower results in both 2012 periods, compared to the same periods in 2011, and very low first quarter olefins margins resulted in lower overall olefins margins in the first six months of 2012. Lower sales volumes in the second quarter and first six months of 2012 reflect weaker demand and the willingness of some customers to delay purchases in anticipation of lower prices. The global PP compounds business, which includes North and South America, had consistent performance across all periods.

Ethylene Raw Materials—In Europe, heavy liquids are the primary raw materials for our ethylene production.

The following table shows the average West Europe benchmark prices for Brent crude oil for the applicable periods, as well as benchmark West Europe prices for ethylene and propylene, which we produce and consume internally or purchase from unrelated suppliers, and certain polyethylene and polypropylene products. Benchmark prices for West Europe polyethylene and polypropylene reflect discounted prices.

	Average Benchmark Price and Percent Change Versus Prior Year Period Average
	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
Brent crude oil - dollars per barrel	108.76	115.95	(6)%	113.46	110.80	2%
Western Europe benchmark prices
Weighted average cost of ethylene production - €0.01 per pound	31.7	35.4	(10)%	38.5	35.0	10%
Ethylene	58.6	54.7	7%	56.8	53.4	7%
Polyethylene (HD)	60.9	59.3	3%	59.7	57.6	4%
Propylene	54.1	55.3	(2)%	52.1	53.1	(2)%
Polypropylene (homopolymer)	60.4	63.8	(5)%	59.2	62.6	(5)%

Average Exchange Rate - $US per €	1.2844	1.4394	(11)%	1.2975	1.4026	(7)%

The following table sets forth the O&P—EAI segment’s sales and other operating revenues, operating income, income from equity investments and selected product production and sales volumes.

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2012	2011	2012	2011
Sales and other operating revenues	$3,575	$4,292	$7,473	$8,280
Operating income	203	203	206	378
Income from equity investments	29	61	69	112

Production volumes, in millions of pounds
Ethylene	930	999	1,877	1,996
Propylene	562	631	1,139	1,239
Sales volumes, in millions of pounds
Polyethylene	1,137	1,279	2,453	2,584
Polypropylene	1,448	1,631	3,107	3,335

Revenues—Revenues decreased by $717 million, or 17%, in the second quarter 2012 and $807 million, or 10%, in the first six months of 2012 compared to revenues in the second quarter and first six months of 2011, respectively. The decreases were primarily due to lower sales volumes and lower average product sales prices across all products, except PP compounds. These lower sales volumes and sales prices reflect weak economic conditions, particularly in Europe and the effect of customer buying patterns. Sales volumes for PP compounds in both 2012 periods were relatively unchanged from the corresponding periods of 2011. Lower sales volumes in the second quarter and first six months of 2012 were responsible for revenue decreases of 6% and 4%, respectively. Lower average sales prices in the second quarter and first six months of 2012 also contributed 11% and 6%, respectively, to the decreases in revenue.

Operating Income—Operating results for the O&P—EAI segment were comparable in the second quarters of 2012 and 2011 and decreased by $172 million in the first six months of 2012 compared to the first six months of 2011. Operating results for the first six months of 2012 included a $22 million charge for impairment of assets related to the damage of our LDPE plant in Wesseling, Germany resulting from an explosion in a reactor bay. Operating results for the second quarter and first six months of 2011 included the impact of charges associated with activities to reorganize certain functional organizations and for increased liabilities at our Wesseling, Germany site.

Apart from the effect of the charges discussed above, second quarter operating results primarily reflect the effect of lower polyolefins sales volumes and margins. Sales volumes were lower as customers delayed purchases in anticipation of lower prices. Polyolefins margins were lower as decreases in average sales prices outpaced decreases in the price of raw materials, due to the timing of monomer pricing settlements. Results for PP compounds and polybutene-1 were higher primarily due to higher margins. Olefins results were relatively unchanged in the second quarter 2012 compared to the second quarter 2011 as lower volumes offset higher margins. Operating results for the first six months of 2012 were lower primarily due to the effect of lower sales volumes, lower polyolefins margins and lower first quarter 2012 olefins margins, compared to the first six months of 2011. The timing of pricing mechanisms for naphtha, olefins and polyolefins resulted in strong olefins margins coupled with weak polyolefins margins.

Second Quarter 2012 versus First Quarter 2012—The O&P—EAI segment had operating income of $203 million in the second quarter 2012 and $3 million in the first quarter 2012. The improvement in operating results primarily reflects higher olefin margins. Olefins margins benefited from the decline in raw material prices and higher average sales prices for light olefins and butadiene during the second quarter. Second quarter results for polyolefins were relatively unchanged from the first quarter as an improvement in the operating results for the polypropylene business was substantially offset by a decline in the operating results of the polyethylene business. Operating results of the polypropylene business improved during the second quarter as higher margins and lower fixed costs more than offset the effect of lower sales volumes. The effect of lower sales volumes and lower margins resulted in the lower operating results for the polyethylene business. Sales volumes remained at low levels throughout the quarter following a decline in demand early in the second quarter. First quarter operating results also included the $22 million asset impairment charge related to our Wesseling, Germany site.

Intermediates and Derivatives Segment

Overview—Segment results were higher in the second quarter and first six months of 2012 than the corresponding periods in 2012 primarily due to higher oxyfuels margins. Oxyfuels margins reflect the benefit from higher global gasoline prices relative to natural gas based raw material costs compared to 2011. Results for both the PO and derivatives and Intermediates businesses reflect continued steady performance over the periods.

The following table sets forth the I&D segment’s sales and other operating revenues, operating income, income from equity investments and selected product sales volumes. In addition, the table shows MTBE margins in Northwest Europe (“NWE”).

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2012	2011	2012	2011
Sales and other operating revenues	$2,285	$2,536	$4,770	$4,867
Operating income	390	327	760	603
Income (loss) from equity investments	(6)	4	(6)	8

Sales Volumes, in millions of pounds
PO&D	800	791	1,628	1,629
EO&D	275	277	587	565
Styrene	678	817	1,382	1,669
Acetyls	444	417	933	855
TBA intermediates	448	459	910	944

Sales Volumes, in millions of gallons
MTBE/ETBE	196	206	401	398

Market margins, cents per gallon
MTBE—NWE	122.0	92.7	123.6	75.4

Revenues—Revenues decreased by $251 million and $97 million in the second quarter and first six months of 2012, respectively, compared to the second quarter and first six months of 2011. Lower sales volumes, primarily in styrene and oxyfuels resulted in revenue decreases of 6% and 2%, respectively, in the second quarter and first six months of 2012 compared to the same prior year periods. Lower sales prices were responsible for a revenue decrease of 4% for the second quarter, while average sales prices were relatively unchanged for the first six months of 2012 compared to the first six months of 2011. High purity isobutylene and styrene sales volumes in the U.S. were negatively impacted in the first six months of 2012 by planned maintenance in the first quarter 2012 at our Channelview, Texas plant. Sales volumes for oxyfuels products were negatively impacted in the first six months of 2011 due to labor issues at a French manufacturing site.

Operating Income—Operating income increased by $63 million and $157 million, respectively, in the second quarter and first six months of 2012 compared to the same periods in 2011. Operating results for the second quarter and first six months of 2012 included an $18 million benefit related to an insurance settlement associated with Hurricane Ike, which affected the Gulf Coast in 2008. Apart from this benefit, operating results reflected higher oxyfuels margins in both 2012 periods. The higher oxyfuels results in the second quarter and first six months of 2012 reflected the effect of tight supply due to competitor outages and higher margins primarily related to the price premium for MTBE and ETBE over gasoline coupled with an increased spread from gasoline over raw materials, butane, methanol and ethanol. Higher margins for PO and derivatives and TBA and derivatives were substantially offset in the second quarter 2012 and only partially offset in the first six months of 2012 by lower acetyls and EO/EG margins. TBA and derivative margins reflected the effect of lower butane prices in the second quarter 2012 and in the first six months of 2012. TBA and derivative margins in the first six months of 2012 also benefited from higher average sales prices as some product pricing is related to strong oxyfuels pricing. Acetyls margins were lower in the second quarter and first six months 2012 primarily due to the decrease in average sales prices that more than offset the decrease in the price of natural gas.

Second Quarter 2012 versus First Quarter 2012—The I&D segment had operating income of $390 million in the second quarter 2012 compared to $370 million in the first quarter 2012. Operating results of the second quarter included an $18 million benefit related to the Hurricane Ike insurance settlement. Second quarter results for our PO and derivatives businesses were relatively unchanged from the first quarter. Oxyfuels results were also relatively unchanged in the second quarter as the effect of higher sales volumes was partially offset by lower margins.

Refining Segment

Overview—The Berre refinery, which was previously included in the Refining segment, is being classified as discontinued operations beginning in the second quarter of 2012 and, accordingly, the discussion of its results of operations are not included in this segment discussion. As a result, the Refining segment comprises the operations of our full conversion refinery located on the Houston Ship Channel in Houston, Texas.

The refinery’s operating results for the second quarter and first six months of 2012 reflected the effect of lower margins, including lower by-product spreads compared to the same periods in 2011. Benchmark U.S. heavy crude refining margins were lower in the second quarter and first six months of 2012 primarily due to a decrease in the differential between the cost of heavy and light crude oil. Crude processing rates were relatively unchanged in the second quarter and first six months of 2012 compared to the same periods in 2011.

The following table sets forth the Refining segment’s sales and other operating revenues, operating income and market refining margins for the U.S. for the applicable periods. Light Louisiana Sweet, or “LLS”, is a light crude oil, while “Maya” is a heavy crude oil.

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2012	2011	2012	2011
Sales and other operating revenues	$3,496	$3,996	$6,699	$6,863
Operating income	124	258	134	416

Crude processing rates (thousands of barrels per day)	267	263	263	261

Market margins – $ per barrel
Light crude oil – 2-1-1	14.04	10.28	11.71	8.18
Light crude oil – Maya differential	9.12	15.50	9.84	16.82

Total Maya 2-1-1	23.16	25.78	21.55	25.00

Revenues—Revenues for the Refining segment decreased $500 million, or 13%, in the second quarter 2012 compared to the second quarter 2011, and $164 million, or 2%, compared to the first six months of 2011. Lower sales volumes in the second quarter and first six months of 2012 were responsible for revenue decreases of 9% and 2%, respectively, compared to the same periods in 2011. The lower sales volumes reflect a reduction in crude oil resale volumes in the 2012 periods as we sold more crude oil in the 2011 periods to take advantage of favorable crude oil purchases that became available. Lower average sales prices consistent with changes in market pricing, were responsible for a revenue decrease of 4% in the second quarter 2012 compared to the second quarter of 2011.

Operating Income—Operating income for the second quarter and first six months of 2012 decreased by $134 million and $282 million, respectively, compared to the second quarter and first six months of 2011. The decreases in operating income primarily reflect lower refining margins as indicated by the decrease in the Maya 2-1-1 benchmark margin. The lower margins also reflect a loss of upgrading value in the processing of certain products due to the turnaround at our Channelview, Texas site in the first quarter 2012. Lower operating results for the second quarter and first six months of 2012 were only partially offset by a $53 million benefit related to an insurance settlement associated with Hurricane Ike, which affected the Gulf Coast in 2008. Operating results for the first six months of 2011 benefited from favorable crude purchasing opportunities and a $34 million benefit related to an insurance recovery.

Second Quarter 2012 versus First Quarter 2012—The Refining segment had operating income of $124 million in the second quarter 2012 compared to $10 million in the first quarter 2012. Second quarter operating results included the $53 million benefit related to an insurance settlement associated with Hurricane Ike. The improvement in the underlying operations of the second quarter is primarily due to higher refining margins. Margin improvements resulted from both higher Maya 2-1-1 benchmark margins and better site-specific product margins, particularly for gasoline, after the completion of the turnaround at our Channelview, Texas site in April 2012. Crude processing rates in the second quarter were 267,000 barrels per day as the refinery ran at near capacity. Crude processing rates in the first quarter were 259,000 barrels per day.

Technology Segment

Overview—Operating results for the second quarter 2012 were slightly higher compared to the same period in 2011 as lower R&D costs were partially offset by lower catalyst results. Operating results were lower in the first six months of 2012 compared to the first six months of 2011 as lower results for the licensing and services and catalyst businesses were partially offset by lower research and development costs.

The following table sets forth the Technology segment’s sales and other operating revenues and operating income.

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2012	2011	2012	2011
Sales and other operating revenues	$115	$126	$234	$265
Operating income	30	23	68	89

Revenues—Revenues for the second quarter and first six months of 2012 decreased by $11 million, or 9% and $31 million, or 12%, compared to the second quarter and first six months of 2011. Lower catalyst sales volumes in the second quarter 2012 were responsible for revenue decreases of 7% and the remaining 2% decrease was due to lower recognition of revenue on process licenses issued in prior periods. Lower licensing and services revenues were responsible for a 7% decrease in the first six months of 2012, while lower catalyst prices, especially in the first quarter, were primarily responsible for the remaining 5% decrease compared to the first six months of 2011.

Operating Income—Operating income increased by $7 million in the second quarter 2012 and decreased by $21 million in the first six months of 2012 compared to the same periods of 2011. Operating results in the second quarter and first six months of 2011 included charges totaling $16 million for employee severance and asset retirement obligations related to an R&D facility that was relocated. Apart from the effect of these 2011 charges, operating results for the second quarter and first six months of 2012 decreased compared to the same periods in 2011. Catalyst results in the second quarter 2012 were lower compared to the second quarter 2011 primarily due to lower sales volumes. Lower catalyst margins and lower revenue recognized from process licenses issued in prior years in the first six months of 2012 contributed to the decrease in operating results. Such revenue was relatively unchanged in the second quarter of 2012 compared to the second quarter 2011.

Second Quarter 2012 versus First Quarter 2012—The Technology segment had operating income of $30 million in the second quarter 2012 compared to $38 million in the first quarter 2012. The $8 million decrease in the second quarter operating results primarily reflects lower licensing and services income and lower catalyst volumes, which resulted from reduced polyolefin production primarily due to the weak economy in Europe.

FINANCIAL CONDITION

Operating, investing and financing activities of continuing operations, which are discussed below, are presented in the following table:

	Six Months Ended June 30,
Millions of dollars	2012	2011
Source (use) of cash:
Operating activities	$1,430	$1,247
Investing activities	(430)	(651)
Financing activities	(98)	(299)

Operating Activities—Cash of $1,430 million provided in the first six months of 2012 primarily reflected earnings, adjusted for non-cash items, proceeds received from income tax refunds and an insurance settlement, and higher distributions from our joint ventures. These increases were partially offset by cash used by the main components of working capital – accounts receivable, inventories and accounts payable – and certain payments related to sales rebates, employee bonuses, property taxes, company contributions to our pension plans and premiums and other fees related to prepayments of debt. The $1,247 million of cash provided in the first six months of 2011 primarily reflected earnings, adjusted for non-cash items, and higher distributions from our joint ventures, partially offset by the main components of working capital and company contributions to our pension plans.

The main components of working capital used net cash of $880 million in the first six months of 2012 and $481 million in the first six months of 2011. During the first six months of 2012, the main components of working capital reflect increases of $156 million and $379 million in accounts receivable and inventories, respectively, and a decrease of $345 million in accounts payable. The increase in accounts receivable primarily reflected higher sales for the second quarter 2012, particularly in our O&P–EAI, I&D and Refining segments, compared to the fourth quarter 2011. In late 2011, the level of sales volumes for the O&P–EAI and I&D segments was negatively affected by economic weakness and turnaround activities, respectively. The increase in inventories reflects the buildup of inventories, particularly for polymers, due to weak demand in Europe, preparation for future turnarounds, and the increase in spot purchases during the second quarter 2012 to take advantage of low crude pricing. Falling raw material prices in 2012 was the primary driver of the decrease in accounts payable.

The $481 million use of net cash by the main components of working capital in the first six months of 2011 reflected increases of $1,002 million and $619 million in accounts receivable and inventory, respectively, partially offset by a $1,140 million increase in accounts payable. The increases in accounts receivable and accounts payable reflect the effect of increasing prices over the period as well as the effect of a higher currency exchange rate on our European balances. The increase in inventory reflects temporary volume increases in our O&P–EAI and I&D business segments and to a lesser extent, in our Refining business segment. Inventory was also affected by a higher currency exchange rate.

Investing Activities—Cash of $430 million used in investing activities in the first six months of 2012 primarily reflects capital expenditures, partially offset by a $39 million decrease in restricted cash in the first six months of 2012. The $651 million of cash used in investing activities in the first six months of 2011 reflects capital expenditures and a $239 million increase in restricted cash primarily related to the issuance of cash collateralized letters of credit, partially offset by $57 million in proceeds related to the sale of surplus precious metals.

The following table summarizes capital expenditures for the periods presented:

	Six Months Ended June 30,
Millions of dollars	2012	2011
Capital expenditures by segment:
O&P–Americas	$237	$204
O&P–EAI	99	79
I&D	60	22
Refining	65	145
Technology	17	10
Other	1	11

Total capital expenditures by segment	479	471
Less:
Contributions to PO Joint Ventures	(18)	(2)

Consolidated capital expenditures of continuing operations	$461	$469

In the first six months of 2011, our discontinued operations had capital expenditures of $13 million. There were no capital expenditures related to discontinued operations in 2012.

Financing Activities—Financing activities used net cash of $98 million in the first six months of 2012 and $299 million in the first six months of 2011.

In April 2012, we received proceeds of $3,000 million from the issuance of our 5% senior notes due 2019 and 5.75% senior notes due 2024. In connection with the issuance of these notes in April 2012 and a new five-year revolving credit facility entered into in May 2012, we paid bank fees totaling $50 million. See “Liquidity and Capital Resources” and Note 9 to the Consolidated Financial Statements for a discussion of the new five-year revolving credit facility.

Financing activities for the first six months of 2012 also reflect the repayment of $755 million of our 8% senior notes due 2017 and $1,921 million of our 11% senior notes due 2018. Premiums totaling $294 million paid in conjunction with these repayments are reflected in operating cash flows.

Cash dividends of $373 million were paid during the first six months of 2012.

Financing activities for the first six month of 2011 reflect the redemption of approximately $253 million of our 8% senior notes due 2017 and the associated payment of premiums totaling $7 million. In the first six months of 2011, we also received proceeds of $37 million related to the conversion of outstanding warrants to common stock and paid cash dividends totaling $57 million.

Liquidity and Capital Resources—In May 2012, we entered into a five-year revolving credit facility. The credit facility may be used for dollar and euro denominated borrowings and to support up to $700 million of dollar and euro denominated letters of credit. The balance of outstanding borrowings and letters of credit under the facility may not exceed $2,000 million at any given time. We may, from time to time, request the total commitments available under the facility to be increased to an aggregate amount not to exceed $2,500 million. Borrowings under the credit facility bear interest at a base rate or LIBOR, plus an applicable margin. Additional fees are incurred for the average daily unused commitments.

In connection with the execution of the new credit facility, we terminated our U.S. ABL Facility. All amounts owed by the borrowers under the U.S. ABL Facility have been repaid and the commitments under the U.S. ABL Facility have been terminated.

In April 2012, we issued $2,000 million aggregate principal amount of 5% senior notes due 2019 and $1,000 million aggregate principal amount of 5.75% senior notes due 2024, each at an issue price of 100%. We paid fees totaling $38 million related to the issuance of these notes.

Net proceeds from the notes, together with cash on hand, were used to finance the repurchase of the remaining outstanding balances of $755 million and $1,921 million of our 8% senior notes due 2017 and 11% senior notes due 2018, respectively, and to pay premiums and fees totaling $294 million related to the repurchase.

As of June 30, 2012, we had unrestricted cash of $1,950 million. In addition, we had total unused availability under our credit facilities of $2,468 million at June 30, 2012, which included the following:

•  $1,930 million under our revolving credit facility, which is net of outstanding borrowings and outstanding letters of credit provided under the facility. At June 30, 2012, we had $57 million of outstanding letters of credit and no outstanding borrowings under the facility.

•  €411 million and $26 million (totaling approximately $538 million) under our €450 million European receivables securitization facility. Availability under the European receivables securitization facility is subject to a borrowing base, net of outstanding borrowings. There were no outstanding borrowings under this facility at June 30, 2012.

We have receivables outstanding of €213 million ($269 million) related to value added tax (“VAT”) in Italy. In the first quarter 2010, Italy implemented a reverse change rule, under which non-domestic companies may not collect VAT on sales to domestic companies but must submit VAT on purchases from domestic companies. As a result, the balance of VAT receivables due from Italy has increased since that date. We expect to collect all amounts owed to us.

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

In addition to the letters of credit issued under our credit facility, we also have outstanding letters of credit and bank guarantees totaling $90 million, including $7 million which are collateralized by cash. Such cash is included in the $14 million of Restricted cash reflected on the Consolidated Balance Sheets as of June 30, 2012.

At June 30, 2012, we had total debt, including current maturities, of $4,353 million.

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

We intend to declare and pay quarterly dividends, with the goal of increasing the dividend over time, after giving consideration to our cash balances and expected results from operations. We believe that our cash, cash from operating activities and proceeds from our credit facilities provide us with sufficient financial resources to meet our anticipated capital requirements and obligations as they come due.

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

•	our U.S. operations have benefited from a low cost natural gas and associated NGL supply and regulations or disruptions to fracking in the U.S. could reduce the current benefits we receive;

•	industry production capacities and operating rates may lead to periods of oversupply and low profitability;

•	uncertainties associated with worldwide economies create increased counterparty risks, which could reduce liquidity or cause financial losses resulting from counterparty exposure;

•	the negative outcome of any legal, tax and environmental proceedings may increase our costs;

•

we may be required to reduce production or idle certain facilities because of the cyclical and volatile nature of the supply-demand balance in the chemical and refining industries, which would negatively affect our operating results;

•

we may face operating interruptions due to events beyond our control at any of our facilities, which would negatively impact our operating results, and because the Houston refinery is our only refining operation, we would not have the ability to increase production elsewhere to mitigate the impact of any outage at that facility;

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

•

changes in general economic, business, political and regulatory conditions in the countries or regions in which we operate could increase our costs, restrict our operations and reduce our operating results;

•

we have substantial international operations, and in light of continued economic uncertainties, fluctuations in exchange rates, valuations of currencies and our ability to access cash from operations in certain jurisdictions on a tax-efficient basis, if at all, could negatively affect our liquidity and our results of operations; and

•

we are subject to the risks of doing business at a global level, including fluctuations in exchange rates, wars, terrorist activities, political and economic instability and disruptions and changes in governmental policies, which could cause increased expenses, decreased demand or prices for our products and/or disruptions in operations, all of which could reduce our operating results.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market and regulatory risks is described in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2011. Our exposure to such risks has not changed materially in the six months ended June  30, 2012.

Item 4. CONTROLS AND PROCEDURES

As of June 30, 2012, with the participation of our management, our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) carried out an evaluation, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the Act), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of June 30, 2012.

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

In June 2012, we partially settled a proceeding by Italian authorities against certain of our current and former employees in connection with flaring activities at our manufacturing plant in Ferrara, Italy, by paying fines in an aggregate amount of approximately $101,000; authorities are seeking additional fines in the case of approximately $73,000. The proceeding relates to activities that occurred between 2007 and 2011. We expect to complete remediation efforts related to the flaring activity in September 2012.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2012, we issued 18,751 shares upon exercise of warrants. The warrants originally were issued on April 30, 2010, the date of our emergence from bankruptcy proceedings, with an original exercise price of $15.90 per share that was adjusted to $13.77 on November 25, 2011 pursuant to the terms of the warrant agreements as a result of our special dividend. Warrants for all 18,751 shares were exercised pursuant to a “cashless exercise” procedure pursuant to which we withhold shares that would otherwise be issued in payment of the exercise price. As a result, we received no proceeds from these exercises.

The issuance of the warrants and the shares issued upon exercise of the warrants were exempt from the registration requirements of Section 5 of the Securities Act and any other applicable laws pursuant to Section 1145 of the Bankruptcy Code, which generally exempts distributions of securities in connection with plans of reorganization.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering.

Item 6. EXHIBITS

4.1	Indenture, dated as of April 9, 2012, among LyondellBasell Industries N.V., as issuer, each of the Guarantors named therein, as guarantors, Wells Fargo Bank, National Association, as trustee, registrar and paying agent (including form of 5.000% Senior Note due 2019 and form of 5.750% Senior Note due 2024) (incorporated by reference to Exhibit 4.3 to Form 8-K dated April 4, 2012).

10.1	Credit Agreement, dated May 4, 2012, among LyondellBasell Industries N.V. and LYB Americas Finance Company, as Borrowers, the Lenders, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Deutsche Bank Securities Inc., as Syndication Agent and the other parties thereto (incorporated by reference to Exhibit 10.1 to Form 8-K dated May 4, 2012).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32	Certifications pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LYONDELLBASELL INDUSTRIES N.V.

Date: July 27, 2012	/s/ Wendy M. Johnson
Wendy M. Johnson
Chief Accounting Officer
(Chief Accounting and Duly Authorized Officer)