Form 10-Q
period 2012-09-30
LyondellBasell Industries N.V.
filed 2012-10-26
CIK 1489393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ x] No [  ]

The registrant had 575,180,918 ordinary shares, €0.04 par value, outstanding at October 24, 2012 (excluding 3,153,013 treasury shares).

LYONDELLBASELL INDUSTRIES N.V.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars, except earnings per share	2012	2011	2012	2011
Sales and other operating revenues:
Trade	$11,009	$12,242	$33,461	$36,327
Related parties	264	274	794	875

	11,273	12,516	34,255	37,202
Operating costs and expenses:
Cost of sales	9,670	10,734	29,763	32,475
Selling, general and administrative expenses	236	236	660	687
Research and development expenses	39	53	115	142

	9,945	11,023	30,538	33,304
Operating income	1,328	1,493	3,717	3,898
Interest expense	(71)	(156)	(581)	(495)
Interest income	4	10	10	30
Other income (expense), net	(7)	19	- -	16

Income from continuing operations before equity investments, reorganization items and income taxes	1,254	1,366	3,146	3,449
Income from equity investments	32	52	105	183
Reorganization items	- -	- -	4	(30)

Income from continuing operations before income taxes	1,286	1,418	3,255	3,602
Provision for income taxes	435	506	1,042	1,157

Income from continuing operations	851	912	2,213	2,445
Loss from discontinued operations, net of tax	(7)	(17)	(2)	(87)

Net income	844	895	2,211	2,358
Net loss attributable to non-controlling interests	2	- -	5	4

Net income attributable to the Company shareholders	$846	$895	$2,216	$2,362

Earnings (loss) per share:
Net income (loss) attributable to the Company shareholders —
Basic:
Continuing operations	$1.48	$1.59	$3.85	$4.29
Discontinued operations	(0.01)	(0.03)	- -	(0.15)

	$1.47	$1.56	$3.85	$4.14

Diluted:
Continuing operations	$1.47	$1.54	$3.83	$4.27
Discontinued operations	(0.01)	(0.03)	- -	(0.15)

	$1.46	$1.51	$3.83	$4.12

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended September 30,		Nine Months Ended September 30,
Millions of dollars	2012	2011	2012	2011
Net income	$844	$895	$2,211	$2,358
Other comprehensive income, net of tax –
Defined benefit pension plan:
Prior service cost arising during the period	(2)	(1)	- -	2
Amortization of prior service cost included in net income	8	- -	20	- -
Income taxes on defined benefit plans	(2)	- -	(6)	- -

Defined benefit pension plan, net	4	(1)	14	2

Foreign currency translations adjustment:
Unrealized net change arising during the period	184	(506)	11	(4)
Income taxes on foreign currency translation adjustments	- -	- -	1	- -

Foreign currency translations, net of tax	184	(506)	12	(4)

Total other comprehensive income (loss)	188	(507)	26	(2)

Comprehensive income	1,032	388	2,237	2,356
Comprehensive loss attributable to non-controlling interest	2	- -	5	4

Comprehensive income attributable to the Company shareholders	$1,034	$388	$2,242	$2,360

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED BALANCE SHEETS

Millions, except shares and par value data	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$3,527	$1,065
Restricted cash	19	53
Accounts receivable:
Trade, net	3,814	3,582
Related parties	269	196
Inventories	5,234	5,499
Prepaid expenses and other current assets	532	1,040

Total current assets	13,395	11,435
Property, plant and equipment, net	7,412	7,333
Investments and long-term receivables:
Investment in PO joint ventures	405	412
Equity investments	1,581	1,559
Other investments and long-term receivables	361	72
Goodwill	585	585
Intangible assets, net	1,073	1,177
Other assets	292	266

Total assets	$25,104	$22,839

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED BALANCE SHEETS

Millions, except shares and par value data	September 30, 2012		December 31, 2011
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$	- -	$4
Short-term debt		47	48
Accounts payable:
Trade		2,496	2,562
Related parties		801	852
Accrued liabilities		1,177	1,242
Deferred income taxes		304	310

Total current liabilities		4,825	5,018
Long-term debt		4,305	3,980
Other liabilities		2,153	2,277
Deferred income taxes		1,460	917
Commitments and contingencies
Stockholders’ equity:
Ordinary shares, €0.04 par value, 1,275 million shares authorized, 575,180,918 and 573,390,514 shares outstanding, respectively		31	31
Additional paid-in capital		10,328	10,272
Retained earnings		2,454	841
Accumulated other comprehensive loss		(401)	(427)
Treasury stock, at cost, 3,153,014 and 4,051,013 ordinary shares, respectively		(100)	(124)

Total Company share of stockholders’ equity		12,312	10,593
Non-controlling interests		49	54

Total equity		12,361	10,647

Total liabilities and equity		$25,104	$22,839

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
Millions of dollars	2012	2011
Cash flows from operating activities:
Net income	$2,211	$2,358
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	717	676
Asset impairments	22	44
Amortization of debt-related costs	52	28
Equity investments -
Equity income	(105)	(183)
Distribution of earnings, net of tax	97	162
Deferred income taxes	574	667
Gain on sale of assets	(12)	(45)
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(314)	(282)
Inventories	254	(864)
Accounts payable	(100)	552
Contributions to pension plans	(133)	(222)
Income tax refunds	291	- -
Prepaid expenses and other current assets	(136)	(139)
Other, net	59	26

Net cash provided by operating activities	3,477	2,778

Cash flows from investing activities:
Expenditures for property, plant and equipment	(727)	(761)
Proceeds from disposal of assets	12	71
Restricted cash	34	(281)
Other	(15)	- -

Net cash used in investing activities	(696)	(971)

Cash flows from financing activities:
Proceeds from exercise of warrants	1	37
Dividends paid	(603)	(171)
Issuance of long-term debt	3,000	- -
Repayments of long-term debt	(2,679)	(260)
Payments of debt issuance costs	(53)	(15)
Other, net	(3)	(8)

Net cash used in financing activities	(337)	(417)

Effect of exchange rate changes on cash	18	(3)

Increase in cash and cash equivalents	2,462	1,387
Cash and cash equivalents at beginning of period	1,065	4,222

Cash and cash equivalents at end of period	$3,527	$5,609

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other	Total	Non-
	Ordinary Shares		Paid-in	Retained	Comprehensive	Stockholders’	Controlling
Millions of dollars	Issued	Treasury	Capital	Earnings	Loss	Equity	Interests
Balance, January 1, 2012	$31	$(124)	$10,272	$841	$(427)	$10,593	$54
Net income (loss)	- -	- -	- -	2,216	- -	2,216	(5)
Other comprehensive income	- -	- -	- -	- -	26	26	- -
Warrants exercised	- -	- -	38	- -	- -	38	- -
Shares purchased	- -	(12)	- -	- -	- -	(12)	- -
Share-based compensation	- -	36	18	- -	- -	54	- -
Cash dividends ($1.05 per share)	- -	- -	- -	(603)	- -	(603)	- -

Balance, September 30, 2012	$31	$(100)	$10,328	$2,454	$(401)	$12,312	$49

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

Fair Value Measurement—In May 2011, the FASB issued new guidance related to ASC Topic 820, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards (“IFRS”) and changes some fair value measurement principles and disclosure requirements. This guidance aligns the fair value measurement of instruments classified within an entity’s shareholders’ equity with the guidance for liabilities. As a result, entities are required to measure the fair value of their own equity instruments from the perspective of a market participant that holds the equity instruments as assets. This guidance also enhances disclosure requirements for recurring Level 3 fair value measurements to include quantitative information about unobservable inputs used, a description of the valuation processes used by the entity and a qualitative discussion about the sensitivity of the measurements. New disclosures on the use of a nonfinancial asset measured or disclosed at fair value are required if its use differs from its highest and best use. In addition, entities must report the level in the fair value hierarchy of assets and liabilities not recorded at fair value but where fair value is disclosed. The ASU was effective for interim and annual periods beginning on or after December 15, 2011. The adoption of this amendment in 2012 did not have a material effect on the presentation of our consolidated financial statements.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounting Guidance Issued But Not Adopted as of September 30, 2012

Disclosures about Offsetting Assets and Liabilities—In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities. The standard requires disclosures to provide information to help reconcile differences in the offsetting requirements under U.S. GAAP and IFRS. The differences in the offsetting requirements account for a difference in the amounts presented in statements of financial position (balance sheets) prepared in accordance with U.S. GAAP and IFRS. The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position, as well as instruments similar to a master netting arrangement. In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. The ASU is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of this amendment is not expected to have a material impact on the presentation of our Consolidated Financial Statements.

3.	Discontinued Operations

In September 2011, we announced our intention to initiate consultations with relevant employee Works Councils regarding a contemplated closure of our Berre refinery after receiving no offers to purchase the refinery. In connection with the intended closure, we recorded pre-tax charges totaling $136 million in the fourth quarter of 2011, primarily related to the estimated cost of the social plan for the affected employees. In 2012, we reduced the estimated cost of the social plan by $23 million.

On January 4, 2012, operations at the Berre refinery were suspended.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the second quarter of 2012, the operations of the Berre refinery were deemed to have met the criteria for discontinued operations classification. As a result, the operations have been classified as discontinued operations, net of income taxes, in the Consolidated Statements of Income for all periods presented. The amounts included in Loss from discontinued operations are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2012	2011	2012	2011

Sales and other operating revenues	$56	$781	$243	$2,389

Loss from discontinued operations before income taxes	$(8)	$(34)	$(17)	$(104)
Benefit from income taxes	(1)	(17)	(15)	(17)

Loss from discontinued operations, net of tax	$(7)	$(17)	$(2)	$(87)

Loss from discontinued operations includes benefits related to the liquidation of LIFO valued inventory of $16 million and $65 million for the three and nine months ended September 30, 2012, respectively.

The following table summarizes the assets and liabilities of the Berre refinery that are included in the Consolidated Balance Sheets. These amounts were derived from historical financial information and adjusted to exclude intercompany receivables and payables between the Berre refinery and other subsidiaries of the Company.

Millions of dollars	September 30, 2012	December 31, 2011
Current assets related to discontinued operations:
Accounts receivable trade, net	$21	$234
Inventories	26	222

Total current assets related to discontinued operations	$47	$456

Current liabilities related to discontinued operations:
Accounts payable trade	$22	$158
Accrued liabilities	40	30

Total current liabilities related to discontinued operations	$62	$188

Long-term liabilities related to discontinued operations:
Other liabilities	$44	$121

Total long-term liabilities related to discontinued operations	$44	$121

Future cash inflows will arise from the liquidation of on-hand raw materials, intermediate and refined product inventories.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future cash outflows will occur for activities associated with exit or disposal activities and for payments made to severed employees. Exit and disposal related costs are expected to be incurred over the next two years. Payments to the affected employees are expected to be substantially complete by 2019.

4.	Accounts Receivable

Our allowance for doubtful accounts receivable, which is reflected in the Consolidated Balance Sheets as a reduction of accounts receivable, totaled $27 million and $16 million at September 30, 2012 and December 31, 2011, respectively.

5.	Inventories

Inventories consisted of the following components:

Millions of dollars	September 30, 2012	December 31, 2011
Finished goods	$3,195	$3,544
Work-in-process	300	267
Raw materials and supplies	1,739	1,688

Total inventories	$5,234	$5,499

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	Property, Plant and Equipment and Intangible Assets

The components of property, plant and equipment, at cost, and the related accumulated depreciation were as follows:

Millions of dollars	September 30, 2012	December 31, 2011
Land	$301	$301
Manufacturing facilities and equipment	7,892	7,358
Construction in progress	917	785

Total property, plant and equipment	9,110	8,444
Less accumulated depreciation	(1,698)	(1,111)

Property, plant and equipment, net	$7,412	$7,333

Impairment charges of $22 million, primarily related to damage to our LDPE plant in Wesseling, Germany resulting from an explosion in a reactor bay, were recognized in the first quarter of 2012.

Depreciation and amortization expense is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2012	2011	2012	2011
Property, plant and equipment	$192	$194	$585	$545
Investment in PO joint ventures	7	7	22	22
Emission allowances	17	16	51	52
Various contracts	8	19	23	54
Technology, patent and license costs	7	- -	20	- -
Software costs	5	1	16	3

Total depreciation and amortization	$236	$237	$717	$676

Asset Retirement Obligations—The liabilities recognized for all asset retirement obligations were $105 million and $123 million at September 30, 2012 and December 31, 2011, respectively.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	Investment in PO Joint Ventures

Changes in our investment in the U.S. and European PO joint ventures for 2012 and 2011 are summarized below:

Millions of dollars	U.S. PO Joint Venture	European PO Joint Venture	Total PO Joint Ventures
Investments in PO joint ventures - January 1, 2012	$274	$138	$412
Cash contributions	6	9	15
Depreciation and amortization	(16)	(6)	(22)

Investments in PO joint ventures - September 30, 2012	$264	$141	$405

Investments in PO joint ventures - January 1, 2011	$291	$146	$437
Cash contributions	3	3	6
Depreciation and amortization	(15)	(7)	(22)
Effect of exchange rate changes	- -	1	1

Investments in PO joint ventures - September 30, 2011	$279	$143	$422

8.	Equity Investments

The changes in equity investments were as follows:

	Nine Months Ended September 30,
Millions of dollars	2012	2011
Beginning balance	$1,559	$1,587
Income from equity investments	105	183
Dividends received, gross	(97)	(168)
Contributions to joint venture	8	- -
Currency exchange effects	(2)	(8)
Other	8	- -

Ending balance	$1,581	$1,594

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized income statement information and our share for the periods for which the respective Equity investments were accounted for under the equity method is set forth below:

	Three months ended September 30,
	2012		2011
Millions of dollars	100%	Company Share	100%	Company Share
Revenues	$2,489	$831	$2,688	$783
Cost of sales	(2,237)	(751)	(2,336)	(680)

Gross profit	252	80	352	103
Net operating expenses	(82)	(26)	(74)	(23)

Operating income	170	54	278	80
Interest income	1	1	3	1
Interest expense	(61)	(15)	(76)	(20)
Foreign currency translation	(5)	- -	(3)	(5)
Income from equity investments	10	3	35	10

Income before income taxes	115	43	237	66
Provision for income taxes	31	11	45	14

Net income	$84	$32	$192	$52

	Nine Months Ended September 30,
	2012		2011
Millions of dollars	100%	Company Share	100%	Company Share
Revenues	$8,121	$2,719	$9,388	$2,916
Cost of sales	(7,332)	(2,472)	(8,165)	(2,556)

Gross profit	789	247	1,223	360
Net operating expense	(221)	(78)	(231)	(72)

Operating income	568	169	992	288
Interest income	4	2	9	3
Interest expense	(188)	(47)	(197)	(54)
Foreign currency translation	16	6	(25)	(10)
Income from equity investments	14	4	4	5

Income before income taxes	414	134	783	232
Provision for income taxes	83	29	167	49

Net income	$331	$105	$616	$183

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.	Debt

Long-term loans, notes and other long-term debt to unrelated parties consisted of the following:

Millions of dollars	September 30, 2012		December 31, 2011
Senior Notes due 2017, $2,250 million, 8.0%	$	- -	$619
Senior Notes due 2017, € 375 million, 8.0%		- -	134
Senior Notes due 2018, $3,240 million, 11.0%		- -	1,922
Senior Notes due 2019, $2,000 million, 5.0%		2,000	- -
Senior Notes due 2021, $1,000 million, 6.0%		1,000	1,000
Senior Notes due 2024, $1,000 million, 5.75%		1,000	- -
Guaranteed Notes due 2027, $300 million, 8.1%		300	300
Other		5	9

Total		4,305	3,984
Less current maturities		- -	(4)

Long-term debt		$4,305	$3,980

Short-term loans, notes, and other short-term debt to unrelated parties consisted of the following:

Millions of dollars	September 30, 2012		December 31, 2011
$2,000 million Senior Revolving Credit Facility	$	- -	$	- -
$2,000 million Senior Secured Asset-Based Revolving Credit Facility		- -		- -
$1,000 million U.S. Receivables Securitization Facility		- -		- -
€450 million European Receivables Securitization Facility		- -		- -
Financial payables to equity investees		8		10
Other		39		38

Total short-term debt		$47		$48

Long-Term Debt

5% and 5.75% Senior Notes—In April 2012, we issued $2,000 million aggregate principal amount of 5% senior notes due 2019 and $1,000 million aggregate principal amount of 5.75% senior notes due 2024, each at an issue price of 100%. When issued, the 5% and 5.75% senior notes were guaranteed on a senior basis by generally all of our U.S. subsidiaries. The subsidiary guarantees were released on June 15, 2012 as a result of the repayment of our 8% and 11% senior notes described below.

8% and 11% Senior Notes—In April 2012, we repaid a total of $2,606 million of our 8% and 11% senior notes, comprising $742 million of our 8% senior notes and $1,864 million of our 11% senior notes. In June 2012, we repaid the remaining amounts outstanding of $70 million, comprising $13 million of our 8% senior notes and $57 million of our 11% senior notes. In connection with these repayments, we also paid premiums totaling $294 million. Capitalized debt issuance costs of $18 million related to the 8% and 11% senior notes were charged to interest expense in the second quarter of 2012. As a result of these repayments, the subsidiary guarantees of all of our senior debt, including the 5% and 5.75% senior notes discussed above and our 6% senior notes due 2021 were released.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other—Amortization of debt issuance costs in the nine months ended September 30, 2012 and 2011 resulted in amortization expense of $52 million and $28 million, respectively, which is included in interest expense in the Consolidated Statements of Income. These costs include the write off of unamortized debt issuance costs associated with the repayment of the 8% and 11% senior notes and the termination of the U.S. ABL Facility described below.

Short-Term Debt

U.S. Receivables Securitization Facility—In September 2012, we entered into a three-year, $1,000 million accounts receivable securitization facility. Pursuant to the new facility, certain of our subsidiaries sell all of their trade receivables to a wholly-owned, bankruptcy-remote subsidiary on an ongoing basis and without recourse. The bankruptcy-remote subsidiary may then, at its option and subject to a borrowing base of eligible receivables, sell undivided interests in the pool of trade receivables together with all related security and interests in the proceeds thereof to financial institutions participating in the facility. We are responsible for servicing the receivables. The facility also provides for the issuance of letters of credit up to $200 million. The term of the securitization facility may be extended in accordance with the provisions of the agreement.

The facility is also subject to customary warranties and covenants, including limits and reserves and the maintenance of specified financial ratios. Performance obligations under the facility are guaranteed by our parent company.

At September 30, 2012, availability under this facility was $930 million. There were no borrowings or letters of credit outstanding under the facility.

Senior Revolving Credit Facility—In May 2012, we entered into a five-year revolving credit facility. The facility may be used for dollar and euro denominated borrowings and includes supporting up to $700 million of dollar and euro denominated letters of credit. The balance of outstanding borrowings and letters of credit under the facility may not exceed $2,000 million at any given time. We may, from time to time, request the total commitments available under the facility be increased to an aggregate amount not to exceed $2,500 million. Borrowings under the facility bear interest at a Base Rate or LIBOR, plus an applicable margin. Additional fees are incurred for the average daily unused commitments.

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

At September 30, 2012, availability under this facility was $1,937 million. There were no borrowings outstanding under the facility and outstanding letters of credit totaled $57 million.

U.S. ABL Facility—In connection with the execution of our revolving credit facility in May 2012, we terminated our U.S. asset-based revolving credit facility. All amounts owed by the borrowers under this facility have been repaid and all commitments have been terminated. In connection with the termination of this facility, $17 million of unamortized debt issuance costs were charged to interest expense in the second quarter of 2012.

At December 31, 2011, there were no borrowings outstanding under the U.S. ABL Facility, and outstanding letters of credit totaled $262 million.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other—At September 30, 2012 and 2011, our weighted average interest rates on outstanding short-term debt were 3.5% and 3.8%, respectively.

10.	Derivative Financial Instruments

Cash Concentration—Our cash equivalents are placed in high-quality commercial paper, money market funds and time deposits with major international banks and financial institutions.

Market Risks—We are exposed to market risks, such as changes in commodity pricing, currency exchange rates and interest rates. To manage the volatility related to these exposures, we selectively enter into derivative transactions pursuant to our risk management policies. Designation of the derivatives as fair-value or cash-flow hedges is performed on a specific exposure basis. Hedge accounting may or may not be elected with respect to certain short-term exposures. The changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the fair value or cash flows of the underlying exposures being hedged.

Commodity Prices—We are exposed to commodity price volatility related to anticipated purchases of natural gas, crude oil and other raw materials and sales of our products. We selectively use commodity swap, option and futures contracts with various terms to manage the volatility related to these risks. Such contracts are generally limited to durations of one year or less. Cash-flow hedge accounting may be elected for these derivative transactions. When the duration of a derivative is short, hedge accounting generally would not be elected. When hedge accounting is not elected, the changes in fair value of these instruments are recorded in earnings. When hedge accounting is elected, gains and losses on these instruments are deferred in accumulated other comprehensive income (“AOCI”), to the extent that the hedge remains effective, until the underlying transaction is recognized in earnings.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the pretax effect of settled commodity futures contracts charged directly to income:

	Settled Commodity Contracts
	Nine Months Ended September 30, 2012
Millions of dollars	Gain (Loss) Recognized in Income	Volumes Settled	Volume Unit
Futures:
Gasoline	$12	296	million gallons
Heating oil	8	467	million gallons
Butane	(1)	12	million gallons
Crude oil	(29)	403	million gallons

	$(10)

	Nine Months Ended September 30, 2011
	Gain (Loss) Recognized in Income	Volumes Settled	Volume Unit
Futures:
Gasoline	$4	403	million gallons
Heating oil	6	450	million gallons
Crude oil	(4)	5	million gallons

	$6

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated fair value and notional amounts of our open commodity futures contracts are shown in the table below:

	Open Commodity Contracts
	September 30, 2012
		Notional Amounts
Millions of dollars	Fair Value	Value	Volumes	Volume Unit	Maturity Dates
Futures:
Gasoline	$(27)	$477	163	million gallons	October 2012 - February 2013
Heating oil	- -	30	9	million gallons	November 2012
Butane	(20)	184	126	million gallons	October 2012 - February 2013
Crude oil	5	237	96	million gallons	November 2012 - December 2012

	$(42)	$928

	December 31, 2011
		Notional Amounts
	Fair Value	Value	Volumes	Volume Unit	Maturity Dates
Futures:
Gasoline	$12	$34	12	million gallons	January 2012 - February 2012
Heating oil	1	54	19	million gallons	January 2012
Butane	(1)	22	12	million gallons	January 2012 - February 2012

	$12	$110

Foreign Currency Rates—We have significant operations in numerous countries. The functional currencies of our wholly owned subsidiaries through which we operate are primarily the U.S. dollar and the Euro. We and our subsidiaries enter into transactions denominated in currencies other than our designated functional currencies. As a result, we are exposed to foreign currency risk on receivables and payables. We maintain risk management control policies intended to monitor foreign currency risk attributable to both the outstanding foreign currency balances and future commitments. These control policies involve the centralization of foreign currency exposure management, the offsetting of exposures and the estimating of expected impacts of changes in foreign currency rates on our earnings. We enter into foreign currency spot, forward and swap contracts to reduce the effects of our net currency exchange exposures. At September 30, 2012, foreign currency spot, forward and swap contracts in the notional amount of $628 million, maturing in October and November 2012, were outstanding. The fair values, based on quoted market exchange rates, resulted in net payables of $2 million and $12 million at September 30, 2012 and December 31, 2011, respectively.

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

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign Currency Gain (Loss)—Other income, net, in the Consolidated Statements of Income reflected losses of $6 million and $15 million for the three and nine months ended September 30, 2012; and losses of $17 million and $11 million for the three and nine months ended September 30, 2011, respectively.

Warrants—We had warrants outstanding to purchase 107,819 ordinary shares as of September 30, 2012 and 1,000,223 ordinary shares as of December 31, 2011 at exercise prices of $13.77 per share. The fair values of the warrants were determined to be $4 million and $19 million at September 30, 2012 and December 31, 2011, respectively.

Derivatives—The following table summarizes financial instruments outstanding as of September 30, 2012 and December 31, 2011 that are measured at fair value on a recurring basis. Refer to Note 11, Fair Value Measurements, for additional information regarding the fair value of derivative financial instruments.

		September 30, 2012		December 31, 2011
Millions of dollars	Balance Sheet Classification	Notional Amount	Fair Value	Notional Amount	Fair Value
Assets –
Derivatives:
Commodities	Prepaid expenses and other current assets	$267	$5	$88	$13

		$267	$5	$88	$13

Liabilities –
Derivatives:
Commodities	Accrued liabilities	$661	$47	$22	$1
Warrants	Accrued liabilities	1	4	14	19
Foreign currency	Accrued liabilities	628	2	726	12

		$1,290	$53	$762	$32

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the pretax effect of derivative instruments charged directly to income:

	Effect of Financial Instruments
	Three Months Ended September 30, 2012
Millions of dollars	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI to Income		Additional Gain (Loss) Recognized in Income	Income Statement Classification
Derivatives not designated as hedges:
						Other income
Warrants	$	- -	$	- -	$(1)	(expense), net
Commodities		- -		- -	(36)	Cost of sales
						Other income
Foreign currency		- -		- -	2	(expense), net

	$	- -	$	- -	$(35)

	Three Months Ended September 30, 2011
Millions of dollars	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI to Income		Additional Gain (Loss) Recognized in Income	Income Statement Classification
Derivatives not designated as hedges:
						Other income
Warrants	$	- -	$	- -	$22	(expense), net
Commodities		- -		- -	30	Cost of sales
						Other income
Foreign currency		- -		- -	(1)	(expense), net

	$	- -	$	- -	$51

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Effect of Financial Instruments
	Nine Months Ended September 30, 2012
Millions of dollars	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI to Income		Additional Gain (Loss) Recognized in Income	Income Statement Classification
Derivatives not designated as hedges:
						Other income
Warrants	$	- -	$	- -	$(11)	(expense), net
Commodities		- -		- -	(52)	Cost of sales
						Other income
Foreign currency		- -		- -	27	(expense), net

	$	- -	$	- -	$(36)

	Nine Months Ended September 30, 2011
Millions of dollars	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI to Income		Additional Gain (Loss) Recognized in Income	Income Statement Classification
Derivatives not designated as hedges:
						Other income
Warrants	$	- -	$	- -	$(31)	(expense), net
Commodities		- -		- -	39	Cost of sales
						Other income
Foreign currency		- -		- -	(2)	(expense), net

	$	- -	$	- -	$6

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.	Fair Value Measurement

The following table presents the derivative financial instruments outstanding as of September 30, 2012 and December 31, 2011 that are measured at fair value on a recurring basis.

	September 30, 2012
Millions of dollars	Fair Value	Level 1		Level 2	Level 3
Assets –
Derivatives:
Commodities	$5	$	- -	$5	$	- -

	$5	$	- -	$5	$	- -

Liabilities –
Derivatives:
Commodities	$47	$	- -	$47	$	- -
Warrants	4		- -	4		- -
Foreign currency	2		- -	2		- -

	$53	$	- -	$53	$	- -

	December 31, 2011
	Fair Value	Level 1		Level 2	Level 3
Assets –
Derivatives:
Commodities	$13	$	- -	$13	$	- -

	$13	$	- -	$13	$	- -

Liabilities –
Derivatives:
Commodities	$1	$	- -	$1	$	- -
Warrants	19		- -	19		- -
Foreign currency	12		- -	12		- -

	$32	$	- -	$32	$	- -

The fair value of all non-derivative financial instruments included in current assets, including cash and cash equivalents, restricted cash and accounts receivable, short-term debt and accounts payable, approximated the applicable carrying value due to the short maturity of those instruments.

There were no financial instruments measured on a recurring basis using Level 3 inputs during the nine months ended September 30, 2012.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The carrying value and the estimated fair value of our non-derivative financial instruments are shown in the table below:

	September 30, 2012		December 31, 2011
Millions of dollars	Carrying Value	Fair Value	Carrying Value	Fair Value
Short-term and long-term debt, including current maturities	$4,346	$4,871	$4,026	$4,294

The following table presents short and long-term debt at fair value which are recorded at historical cost or amortized cost in the Consolidated Balance Sheets. The carrying and fair value of long-term debt excludes capital leases.

	September 30, 2012
Millions of dollars	Carrying Value	Fair Value	Level 1		Level 2	Level 3
Short-term debt	$46	$46	$	- -	$9	$37
Long-term debt	4,300	4,825		- -	4,825	- -

Short-term and long-term debt, including current maturities	$4,346	$4,871	$	- -	$4,834	$37

	December 31, 2011
Millions of dollars	Carrying Value	Fair Value	Level 1		Level 2	Level 3
Short-term debt	$48	$48	$	- -	$10	$38
Long-term debt	3,978	4,246		- -	4,243	3

Short-term and long-term debt, including current maturities	$4,026	$4,294	$	- -	$4,253	$41

For assets and liabilities classified as Level 2, fair value is based on broker quotes obtained from well established and recognized vendors of market data for debt and commodity valuations.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.	Pension and Other Post-retirement Benefits

Net periodic pension benefits included the following cost components:

	U.S. Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2012	2011	2012	2011
Service cost	$11	$10	$34	$30
Interest cost	20	23	59	68
Expected return on plan assets	(30)	(27)	(89)	(79)
Amortization	7	- -	17	- -

Net periodic benefit costs	$8	$6	$21	$19

	Non-U.S. Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2012	2011	2012	2011
Service cost	$7	$9	$24	$30
Interest cost	12	13	37	42
Expected return on plan assets	(6)	(8)	(19)	(31)
Settlement and curtailment loss	- -	(2)	- -	4
Amortization	1	1	2	3

Net periodic benefit costs	$14	$13	$44	$48

Net periodic other post-retirement benefits included the following cost components:

	U.S. Plans
	Three Months Ended September 30,			Nine Months Ended September 30,
Millions of dollars	2012		2011	2012		2011
Service cost		$2	$1		$4	$6
Interest cost		3	4		10	12
Amortization		- -	- -		1	- -

Net periodic benefit costs		$5	$5		$15	$18

	Non-U.S. Plans
	Three Months Ended September 30,			Nine Months Ended September 30,
Millions of dollars	2012		2011	2012		2011
Service cost	$	- -	$2	$	- -	$7

Net periodic benefit costs	$	- -	$2	$	- -	$7

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company contributed $133 million to its pension plans during the nine months ended September 30, 2012, which consisted of $93 million and $40 million to its U.S. and non-U.S. pension plans, respectively.

13.	Income Taxes

The effective tax rate for the third quarter of 2012 was 33.8% compared with 35.7% for the third quarter of 2011. The effective tax rate for the first nine months of 2012 was 32.0% compared with 32.1% for the first nine months of 2011. Our effective tax rate fluctuates based on, among other factors, pretax income in countries with varying statutory tax rates, nontaxable income related to joint venture equity earnings, notional royalties, the U.S. domestic production activity deduction, changes in valuation allowance and changes in unrecognized tax benefits. Compared with the third quarter of 2011, the effective tax rate for the third quarter of 2012 was lower due to valuation allowance releases, partially offset with a reduction of unrecognized tax benefits in the prior year. The effective tax rate for the first nine months of 2012 was comparable with the effective tax rate for the first nine months of 2011.

We previously disclosed that the IRS was examining whether LyondellBasell N.V. should be treated as a U.S. corporation for U.S. federal income tax purposes under Section 7874 of the Internal Revenue Code or whether certain other rules of that section alternatively applied. In October 2012, the Company and the IRS entered into a closing agreement concluding that Section 7874 does not apply.

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

Environmental Remediation—Our accrued liability for future environmental remediation costs at current and former plant sites and other remediation sites totaled $125 million and $120 million as of September 30, 2012 and December 31, 2011, respectively. At September 30, 2012, the accrued liabilities for individual sites range from less than $1 million to $22 million. The remediation expenditures are expected to occur over a number of years, and not to be concentrated in any single year. In our opinion, it is reasonably possible that losses in excess of the liabilities recorded may have been incurred. However, we cannot estimate any amount or range of such possible additional losses. New information about sites, new technology or future developments such as involvement in investigations by regulatory agencies, could require us to reassess our potential exposure related to environmental matters.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the activity in our accrued environmental liability included in “Accrued liabilities” and “Other liabilities:”

	Nine Months Ended September 30,
Millions of dollars	2012	2011
Balance at beginning of period	$120	$107
Additional provisions	12	20
Amounts paid	(7)	(6)

Balance at end of period	$125	$121

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

In the Weisfelner lawsuit, the plaintiffs seek to recover damages from numerous parties, including Nell, Access and their affiliates. The damages sought from Nell, Access and their affiliates include, among other things, the return of all amounts earned by them related to their acquisition of shares of Lyondell Chemical prior to its acquisition by Basell AF S.C.A. in December 2007, distributions by Basell AF S.C.A. to its shareholders before it acquired Lyondell Chemical and management and transaction fees and expenses. The trial that was scheduled for October 2011 has been postponed.

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

Indemnification—We are parties to various indemnification arrangements, including arrangements entered into in connection with acquisitions, divestitures and the formation of joint ventures. Pursuant to these arrangements, we provide indemnification to and/or receive indemnification from other parties in connection with liabilities that may arise in connection with the transactions and in connection with activities prior to completion of the transactions. These indemnification arrangements typically include provisions pertaining to third party claims relating to environmental and tax matters and various types of litigation. As of September 30, 2012, we had not accrued any significant amounts for our indemnification obligations, and we are not aware of other circumstances that would likely lead to significant future indemnification obligations. We cannot determine with certainty the potential amount of future payments under the indemnification arrangements until events arise that would trigger a liability under the arrangements.

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

As part of certain of our technology licensing contracts, we give indemnifications to various licensees for liabilities arising from possible patent infringement claims with respect to certain proprietary licensed technologies. Such indemnifications have a stated maximum amount and generally cover a period of five to ten years.

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

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.	Stockholders’ Equity

Dividend distribution—The following table presents the dividends paid in the periods presented:

Millions of dollars, except per share amounts	Dividend Per Ordinary Share	Aggregate Dividends Paid	Date of Record
March 2012	$0.25	$143	March 12, 2012
June 2012	0.40	230	May 21, 2012
September 2012	0.40	230	September 4, 2012

	$1.05	$603

Ordinary shares—The changes in the outstanding amounts of ordinary shares issued were as follows:

	Nine Months Ended September 30,
	2012	2011
Ordinary shares outstanding:
Balance at beginning of period	573,390,514	565,676,222
Share-based compensation	1,169,884	401,479
Warrants exercised	620,520	7,179,416

Balance at end of period	575,180,918	573,257,117

Ordinary shares held as treasury shares:
Balance at beginning of period	4,051,013	1,122,651
Warrants exercised	271,885	3,462,693
Share-based compensation	(1,169,884)	(400,934)

Balance at end of period	3,153,014	4,184,410

Ordinary shares issued at end of period	578,333,932	577,441,527

16.	Per Share Data

Basic earnings per share are based upon the weighted average number of shares of common stock outstanding during the periods. Diluted earnings per share includes the effect of certain stock option awards. We have unvested restricted stock and restricted stock units that are considered participating securities for earnings per share.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Earnings per share data and dividends declared per share of common stock were as follows:

	Three Months Ended
	September 30, 2012			September 30, 2011
Millions of dollars	Continuing Operations	Discontinued Operations		Continuing Operations	Discontinued Operations
Basic:
Net income (loss)	$851		$(7)	$912		$(17)
Net loss attributable to non-controlling interests	2		- -	- -		- -

Net income (loss) attributable to the Company shareholders	853		(7)	912		(17)
Net income attributable to participating securities	(4)		- -	(5)		- -

Net income (loss) attributable to ordinary shareholders	$849		$(7)	$907		$(17)

Diluted:
Net income (loss)	$851		$(7)	$912		$(17)
Net loss attributable to non-controlling interests	2		- -	- -		- -

Net income (loss) attributable to the Company shareholders	853		(7)	912		(17)
Net income attributable to participating securities	(4)		- -	(5)		- -
Effect of dilutive securities – warrants	- -		- -	(22)		- -

Net income (loss) attributable to ordinary shareholders	$849		$(7)	$885		$(17)

Millions of shares
Basic weighted average common stock outstanding	573		573	570		570
Effect of dilutive securities:
Warrants	- -		- -	2		2
MTI	1		1	- -		- -
Stock options	3		3	3		3

Potential dilutive shares	577		577	575		575

Earnings (loss) per share:
Basic	$1.48		$(0.01)	$1.59		$(0.03)

Diluted	$1.47		$(0.01)	$1.54		$(0.03)

Millions of shares
Anti-dilutive stock options and warrants	0.1		0.1	- -		- -

Participating securities	3.3		3.3	3.6		3.6

Dividends declared per share of common stock	$0.40	$	- -	$0.20	$	- -

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Nine Months Ended
	September 30, 2012			September 30, 2011
Millions of dollars	Continuing Operations	Discontinued Operations		Continuing Operations	Discontinued Operations
Basic:
Net income (loss)	$2,213		$(2)	$2,445		$(87)
Net loss attributable to non-controlling interests	5		- -	4		- -

Net income (loss) attributable to the Company shareholders	2,218		(2)	2,449		(87)
Net income attributable to participating securities	(10)		- -	(14)		- -

Net income (loss) attributable to ordinary shareholders	$2,208		$(2)	$2,435		$(87)

Diluted:
Net income (loss)	$2,213		$(2)	$2,445		$(87)
Net loss attributable to non-controlling interests	5		- -	4		- -

Net income (loss) attributable to the Company shareholders	2,218		(2)	2,449		(87)
Net income attributable to participating securities	(10)		- -	(14)		- -

Net income (loss) attributable to ordinary shareholders	$2,208		$(2)	$2,435		$(87)

Millions of shares
Basic weighted average common stock outstanding	573		573	567		567
Effect of dilutive securities:
MTI	1		1	- -		- -
Stock options	3		3	3		3

Potential dilutive shares	577		577	570		570

Earnings (loss) per share:
Basic	$3.85	$	- -	$4.29		$(0.15)

Diluted	$3.83	$	- -	$4.27		$(0.15)

Millions of shares
Anti-dilutive stock options and warrants	0.2		0.2	0.9		0.9

Participating securities	3.3		3.3	3.6		3.6

Dividends declared per share of common stock	$1.05	$	- -	$0.30	$	- -

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.	Segment and Related Information

We operate in five business segments. The marketing of oxyfuels previously was aligned with the sale of products from the refining business, particularly related to the Berre refinery. However, with the closure of the Berre refinery, responsibility for business decisions relating to oxyfuels was moved to our Intermediates and Derivatives (“I&D”) business management function in the second quarter 2012, as the profits generated by oxyfuels products are related to sourcing decisions regarding certain co-products of propylene oxide production. As a result, the oxyfuels business is now reflected in our I&D segment. All comparable periods presented have been revised to reflect this change. Our five segments consist of the following:

•

Olefins and Polyolefins—Americas (“O&P–Americas”), primarily manufacturing and marketing of olefins, including ethylene and its co-products, primarily propylene, butadiene and aromatics, which include benzene and toluene; polyolefins, including polyethylene, comprising high density polyethylene (“HDPE”), low density polyethylene (“LDPE”) and linear low density polyethylene (“LLDPE”), and polypropylene; and Catalloy process resins;

•

Olefins and Polyolefins—Europe, Asia and International (“O&P–EAI”), primarily manufacturing and marketing of olefins, including ethylene and its co-products, primarily propylene and butadiene; polyolefins, including polyethylene, comprising HDPE, LDPE, LLDPE and polypropylene; polypropylene-based compounds, materials and alloys (“PP compounds”), Catalloy process resins and polybutene-1 polymers;

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

•	Refining, primarily manufacturing and marketing of refined petroleum products, including gasoline, ultra-low sulfur diesel, jet fuel, lubricants and alkylate; and

•	Technology, primarily licensing of polyolefin process technologies, the supply of catalysts and related services.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized financial information concerning reportable segments is shown in the following table for the periods presented:

Millions of dollars	Olefins and Polyolefins – Americas	Olefins and Polyolefins – Europe, Asia & International	Intermediates & Derivatives	Refining	Technology	Other	Total
Three Months Ended September 30, 2012
Sales and other operating revenues:
Customers	$2,189	$3,387	$2,521	$3,080	$93	$3	$11,273
Intersegment	1,028	61	116	192	31	(1,428)	- -

	3,217	3,448	2,637	3,272	124	(1,425)	11,273

Operating income	738	15	424	114	31	6	1,328
Income from equity investments	7	23	2	- -	- -	- -	32

Millions of dollars	Olefins and Polyolefins – Americas	Olefins and Polyolefins – Europe, Asia & International	Intermediates & Derivatives	Refining	Technology	Other	Total
Three Months Ended September 30, 2011
Sales and other operating revenues:
Customers	$2,727	$3,865	$2,434	$3,384	$78	$28	$12,516
Intersegment	1,148	89	57	571	51	(1,916)	- -

	3,875	3,954	2,491	3,955	129	(1,888)	12,516

Operating income	598	130	368	390	7	- -	1,493
Income from equity investments	7	38	7	- -	- -	- -	52

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Millions of dollars	Olefins and Polyolefins – Americas	Olefins and Polyolefins – Europe, Asia & International	Intermediates & Derivatives	Refining	Technology	Other	Total
Nine Months Ended September 30, 2012
Sales and other operating revenues:
Customers	$6,776	$10,687	$7,108	$9,402	$268	$14	$34,255
Intersegment	3,073	234	299	569	90	(4,265)	- -

	9,849	10,921	7,407	9,971	358	(4,251)	34,255

Operating income	1,957	221	1,184	248	99	8	3,717
Income (loss) from equity investments	17	92	(4)	- -	- -	- -	105

Millions of dollars	Olefins and Polyolefins – Americas	Olefins and Polyolefins – Europe, Asia & International	Intermediates & Derivatives	Refining	Technology	Other	Total
Nine Months Ended September 30, 2011
Sales and other operating revenues:
Customers	$7,987	$11,918	$7,223	$9,738	$290	$46	$37,202
Intersegment	3,470	316	135	1,080	104	(5,105)	- -

	11,457	12,234	7,358	10,818	394	(5,059)	37,202

Operating income (loss)	1,527	508	971	806	96	(10)	3,898
Income from equity investments	18	150	15	- -	- -	- -	183

Sales and other operating revenues and operating income in the “Other” column above include elimination of intersegment transactions.

In the third quarter and first nine months of 2012, operating results of the O&P–Americas segment include charges of $54 million and $135 million, respectively, related to the interim liquidation of LIFO inventory, which is expected to be sustained through the end of the year. Inventory levels, which were increased in the fourth quarter 2011 in preparation for a turnaround at our Channelview, Texas facility, decreased during the first nine months of 2012 following the commencement of the turnaround.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Third quarter 2012 operating results for the O&P–Americas segment also include a $71 million non-cash benefit reversing, due to the recovery of market price, the $71 million lower of cost or market inventory valuation adjustment recognized in the second quarter 2012.

Operating results for the first nine months of 2012 for the O&P–EAI segment include a charge of $22 million for impairment of assets at our Wesseling, Germany site.

Operating results for the first nine months of 2012 also include benefits of $29 million, $18 million and $53 million associated with insurance settlements related to Hurricane Ike for the O&P–Americas, I&D and Refining segments, respectively. The Refining segment’s operating results in the third quarter and first nine months of 2012 also include a benefit of a $24 million recovery related to a former employee who plead guilty to fraud in 2010.

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

In addition to comparisons of current operating results with the same period in the prior year, we have included trailing quarter comparisons of our third quarter 2012 operating results to our results in the second quarter 2012. Because many of our businesses are highly cyclical and also subject to some less significant seasonal effects, trailing quarter comparisons may offer important insight into current business direction.

References to industry benchmark prices or costs, including the weighted average cost of ethylene production, are generally to industry prices and costs reported by IHS, Inc. However, references to industry benchmarks for refining and oxyfuels market margins are to industry prices reported by Platts, a reporting service of The McGraw-Hill Companies, and crude oil and natural gas benchmark price references are to Bloomberg.

OVERVIEW

Our ability to maintain strong performance in a volatile economic environment, including continued uncertainties caused by recessionary conditions in Europe and the reduced growth outlook for China, is reflected in our results of operations in the third quarter and first nine months of 2012. We continue to focus on safe, reliable operations, cost reductions, particularly in Europe, and disciplined growth. We believe this strategy allows us to generate solid results even while facing challenges due to external factors. Significant items that affected our third quarter 2012 results include:

•	The continued benefit in the U.S. from an abundance of low cost, natural gas liquids (“NGLs”) supply;

•	Increasing raw materials costs in Europe, which rose more rapidly than our sales prices, reversing the second quarter benefit to olefins margins from falling prices in that region;

•

Improved refining margins benefitting our refining results although the positive impact was partially eroded by depressed by-product spreads relative to the price of crude oil and reduced crude processing rates due to unplanned outages; and

•	A higher butane to gasoline spread and increased sales volumes that led to exceptionally strong oxyfuels results.

Other noteworthy items during the first nine months of 2012, include the following:

•	LyondellBasell N.V. was included in the Standard & Poor’s 500 Index following the close of market on September 4, 2012;

•	We entered into a $1 billion U. S. accounts receivable securitization facility in September 2012;

•

We completed the refinancing of nearly $3 billion of our debt with new debt issuances of unsecured senior notes, significantly improving our debt structure and replaced our $2 billion U.S. ABL Facility with an unsecured revolving credit facility during the first six months of 2012;

•	We increased our interim dividend from $0.25 to $0.40 in the second quarter 2012; and

•	We ceased the under-performing operations at the Berre refinery in early January 2012.

We expect that we will continue to face challenges related to economic uncertainties in Europe and the rest of the world in the foreseeable future. Our performance is significantly influenced by global economic conditions generally and their impact on demand for our products. Additionally, raw material and energy prices significantly impact our operating results. Finally, industry-specific issues, such as our own production capacity and capacity within the chemicals and refining industries, can have material effects on our results of operations.

Results of operations for the periods discussed are presented in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2012	2011	2012	2011
Sales and other operating revenues	$11,273	$12,516	$34,255	$37,202
Cost of sales	9,670	10,734	29,763	32,475
Selling, general and administrative expenses	236	236	660	687
Research and development expenses	39	53	115	142

Operating income	1,328	1,493	3,717	3,898
Interest expense	(71)	(156)	(581)	(495)
Interest income	4	10	10	30
Other income (expense), net	(7)	19	- -	16
Income from equity investments	32	52	105	183
Reorganization items	- -	- -	4	(30)
Provision for income taxes	435	506	1,042	1,157

Income from continuing operations	851	912	2,213	2,445
Loss from discontinued operations, net of tax	(7)	(17)	(2)	(87)

Net income	$844	$895	$2,211	$2,358

RESULTS OF OPERATIONS

Revenues—Revenues decreased by $1,243 million, or 10%, in the third quarter 2012 compared to the third quarter 2011 and by $2,947 million, or 8%, in the first nine months of 2012 compared to the first nine months of 2011. Lower average sales volumes were responsible for revenue decreases of 8% in the third quarter 2012 and 6% in the first nine months of 2012, respectively, while lower average product prices contributed 2% to the revenue deceases in each of the third quarter and first nine months of 2012. Sales volumes averaged lower in the third quarter and first nine months of 2012, primarily in European olefins and polyolefins and in refining. Weak economic conditions in Europe, turnaround activity at our cracker in Wesseling, Germany, and the resale of crude oil in 2011 to take advantage of favorable crude purchases all contributed to the reduced level of sales volumes in the third quarter and first nine months of 2012.

Cost of Sales—Cost of sales in the third quarter and first nine months of 2012 decreased by $1,064 million and $2,712 million, respectively, compared to the corresponding periods in 2011. The lower prices of NGL-based raw materials, particularly ethane, used in North American olefins and the lower prices of ethylene and propylene used in North American polyolefins contributed to the decreases in cost of sales in the third quarter and first nine months of 2012. Falling raw material costs, including butane, methanol and ethanol, used in oxyfuels also benefited costs of sales in the I&D segment. These lower costs were partially offset by higher naphtha feedstock costs in the O&P–EAI segment and higher crude oil prices in the Refining segment.

In the third quarter 2012, cost of sales include a $71 million non-cash benefit reversing, due to the recovery of market price, the $71 million lower of cost or market inventory valuation adjustment recorded in the second quarter 2012. Cost of sales in the first nine months of 2012 includes a $100 million benefit related to an insurance settlement related to Hurricane Ike.

R&D Expenses—Research and development expenses in the third quarter and first nine months of 2012 decreased $14 million and $27 million, respectively, compared to the third quarter and first nine months of 2011. The higher R&D expenses in the 2011 periods were a result of a $19 million charge related to impairments, which included $17 million for the impairment of an R&D project in Europe during the third quarter 2011 and a $16 million charge related to employee severance and asset retirement obligations in the second quarter 2011 associated with the relocation of an R&D facility.

Operating Income—The decrease in our operating income in the third quarter and first nine months of 2012 reflects the effect of lower results for our O&P-EAI and Refining segments, which were offset in part by higher results for our I&D and O&P-Americas segments. Our Technology segment results were higher in the third quarter 2012 and relatively unchanged in the first nine months of 2012 compared to the same periods in 2011. Results for each of our business segments are reviewed further in the “Segment Analysis” section below.

Interest Expense—Interest expense decreased $85 million in the third quarter 2012 and increased $86 million in the first nine months of 2012 compared to the third quarter and first nine months of 2011, respectively. The lower interest expense in the third quarter 2012 compared to third quarter 2011 was a result of the refinancing of notes bearing interest rates of 8% and 11% per annum with lower coupon notes.

The benefit of the lower interest bearing notes was more than offset in the first nine months of 2012 by premiums and the write-off of unamortized debt issuance costs related to refinancing activity in the second quarter of 2012. We paid premiums totaling $294 million and wrote off unamortized debt issuance costs totaling $18 million associated with the repayment of our 8% and 11% notes in the second quarter of 2012. Additionally, we wrote off $17 million of capitalized debt issuance costs as a result of the termination of the ABL credit facility in May 2012.

Income from Equity Investments—Income from equity investments decreased $20 million and $78 million in the third quarter and first nine months of 2012, compared to the third quarter and first nine months of 2011. These decreases were due to the lower operating results of our joint ventures in the Middle East and Asia, which were driven by lower average sales prices and in the first nine months of 2012 by higher raw material costs and unplanned outages.

Income Tax—The effective tax rate for the third quarter of 2012 was 33.8% compared with 35.7% for the third quarter of 2011. The effective tax rate for the first nine months of 2012 was 32.0% compared with 32.1% for the first nine months of 2011. Our effective tax rate fluctuates based on, among other factors, pretax income in countries with varying statutory tax rates, nontaxable income related to joint venture equity earnings, notional royalties, the U.S. domestic production activity deduction, changes in valuation allowance and changes in unrecognized tax benefits. Compared with the third quarter of 2011, the effective tax rate for the third quarter of 2012 was lower due to valuation allowance releases, partially offset with a reduction of unrecognized tax benefits in the prior year. The effective tax rate for the first nine months of 2012 was comparable with the effective tax rate for the first nine months of 2011.

Income from Continuing Operations—The following table summarizes the major components contributing to income from continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2012	2011	2012	2011
Operating income	$1,328	$1,493	$3,717	$3,898
Interest expense, net	(67)	(146)	(571)	(465)
Other income (expense), net	(7)	19	- -	16
Income from equity investments	32	52	105	183
Reorganization items	- -	- -	4	(30)
Provision for income taxes	435	506	1,042	1,157

Income from continuing operations	$851	$912	$2,213	$2,445

Loss from Discontinued Operations, Net of Tax—The improvement in the results of our discontinued operations in the third quarter and first nine months of 2012, compared to the corresponding periods in 2011, primarily reflect pretax benefits of $16 million and $65 million, respectively, related to the liquidation of product inventory following the suspension of operations at the Berre refinery in early January 2012.

Comprehensive Income—Comprehensive income increased by $646 million in the third quarter 2012 and decreased by $118 million in the first nine months of 2012 compared to the third quarter and first nine months of 2011, respectively. Currency translation adjustments were the predominant factor contributing to the third quarter 2012 increase in comprehensive income. The decrease in comprehensive income in the first nine months of 2012 was largely due to the decrease in net income, which was offset to a small degree by the effect of currency translation.

The predominant local currency of our operations outside of the United States is the Euro. The value of the U.S. dollar relative to the Euro increased in the third quarter and first nine months of 2012 but decreased in the corresponding periods of 2011, resulting in losses in 2012 and gains in 2011 as reflected in the Statements of Comprehensive Income.

Third Quarter 2012 versus Second Quarter 2012—Income from continuing operations was $851 million in the third quarter 2012 compared to $768 million in the second quarter 2012. Third quarter operating results include a $71 million pretax benefit related to the reversal of the second quarter lower of cost or market inventory valuation adjustment of the same amount due to market price recovery in the third quarter. Second quarter operating results benefited from a pretax insurance settlement related to Hurricane Ike of $100 million.

Apart from these items, the higher income from continuing operations in the third quarter reflected lower interest expense offset to a large degree by lower operating results and a higher third quarter provision for income taxes. The lower interest expense is due to the pretax charges of $329 million in the second quarter related to refinancing activities. The lower operating results in the third quarter reflect the negative effect of lower olefins margins on the results of our O&P-Americas and O&P-EAI segments. These negative impacts were partially offset by improvements in our I&D & Refining segments, which reflected the strong performance of our oxyfuels business and higher refining margins, respectively. Results for our Technology segment were relatively unchanged between the two periods.

The increase in operating results provided for a provision for income taxes of $435 million in the third quarter compared to a $306 million tax expense in the second quarter. The $129 million increase in tax expense was primarily attributable to higher earnings in jurisdictions with higher statutory tax rates coupled with discrete tax expense related to gains attributable to foreign exchange remeasurement.

Segment Analysis

Our continuing operations are divided into five reportable segments: O&P—Americas; O&P—EAI; I&D; Refining; and Technology. In the second quarter 2012, the operations of our Berre refinery in France were reported as discontinued operations for all periods presented. In addition, our oxyfuels business, which was previously managed in conjunction with our refining operations and included in our Refining segment, was included in our I&D segment beginning in the second quarter 2012. Accordingly, all comparable periods presented have been revised to reflect the results of our oxyfuels business in our I&D segment. For additional information related to the Berre refinery and the realignment of the oxyfuels business, see Footnotes 3 and 17 to the Consolidated Financial Statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2012	2011	2012	2011
Sales and other operating revenues:
O&P – Americas segment	$3,217	$3,875	$9,849	$11,457
O&P – EAI segment	3,448	3,954	10,921	12,234
I&D segment	2,637	2,491	7,407	7,358
Refining segment	3,272	3,955	9,971	10,818
Technology segment	124	129	358	394
Other, including intersegment eliminations	(1,425)	(1,888)	(4,251)	(5,059)

Total	$11,273	$12,516	$34,255	$37,202

Operating income (loss):
O&P – Americas segment	$738	$598	$1,957	$1,527
O&P – EAI segment	15	130	221	508
I&D segment	424	368	1,184	971
Refining segment	114	390	248	806
Technology segment	31	7	99	96
Other, including intersegment eliminations	6	- -	8	(10)

Total	$1,328	$1,493	$3,717	$3,898

Income (loss) from equity investments:
O&P – Americas segment	$7	$7	$17	$18
O&P – EAI segment	23	38	92	150
I&D segment	2	7	(4)	15

Total	$32	$52	$105	$183

Olefins and Polyolefins—Americas Segment

Overview—The U.S. ethylene industry continues to benefit from processing NGLs. Ethylene produced from NGLs in North America is currently lower in cost compared to that produced from crude oil-based liquids, which is the predominant feedstock used in the rest of the world.

Ethylene margins continued to be strong in the first nine months of 2012 although third quarter 2012 margins declined from very strong second quarter levels. The continued benefit of lower NGL-based raw material prices was substantially offset in the third quarter and partially offset in the first nine months of 2012 by lower prices for ethylene and ethylene co-products compared to the same periods in 2011. Olefins sales volumes reflect stronger third quarter 2012 demand for ethylene and polyethylene. Polypropylene results reflect higher margins in both 2012 periods and higher sales volumes in the first nine months of 2012 compared to the same periods in 2011. Polyethylene results were higher in the third quarter 2012 compared to the third quarter of 2011, mainly due to higher product margins and higher sales volumes, while results in the first nine months of 2012 were lower compared to the same period in 2011 largely due to lower product margins.

Ethylene Raw Materials—Benchmark crude oil and natural gas prices generally have been indicators of the level and direction of the movement of raw material and energy costs for ethylene and its co-products in the O&P–Americas segment. Ethylene and its co-products are produced from two major raw material groups:

•	crude oil-based liquids (“liquids” or “heavy liquids”), including naphtha, condensates and gas oils, the prices of which are generally related to crude oil prices; and

•	NGLs, principally ethane and propane, the prices of which are generally affected by natural gas prices.

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

Production economics for the U.S. industry have continued to favor NGLs throughout 2012. As a result, we have maintained our focus on maximizing the use of NGLs at our U.S. plants. Approximately 85% of our ethylene production was from NGLs during the third quarter and first nine months of 2012.

During the third quarter and first nine months of 2011, approximately 75% of our ethylene production was from NGLs. Based on current trends and assuming the price of crude oil remains at a high level relative to natural gas, we would expect production economics in the U.S. to continue to favor NGLs for the near and mid-term.

The following table shows the average U.S. benchmark prices for crude oil and natural gas for the applicable periods, as well as benchmark U.S. sales prices for ethylene and propylene, which we produce and sell or consume internally, and certain polyethylene and polypropylene products. West Texas Intermediate, or “WTI”, and Light Louisiana Sweet, or “LLS”, are light crude oils. The benchmark weighted average cost of ethylene production, which reflects credits for co-product sales, is based on IHS’s estimated ratio of heavy liquid raw materials and NGLs used in U.S. ethylene production. Benchmark prices for polyethylene and polypropylene reflect discounted prices.

	Average Benchmark Price and Percent Change Versus Prior Year Period Average
	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
Crude oil - dollars per barrel:
WTI	92.2	89.5	3%	96.2	95.5	1%
LLS	109.4	112.5	(3)%	112.4	112.9	—%
Natural gas (Henry Hub) dollars per million BTUs	2.9	4.3	(32)%	2.6	4.3	(39)%
Weighted average U.S. cost of ethylene production - cents per pound	19.7	34.3	(43)%	22.2	33.6	(34)%
United States - cents per pound:
Ethylene	45.4	55.8	(19)%	49.1	54.2	(9)%
Polyethylene (HD)	59.3	63.0	(6)%	63.1	64.4	(2)%
Propylene - polymer grade	49.8	76.5	(35)%	60.4	78.5	(23)%
Polypropylene	63.8	90.2	(29)%	73.9	93.1	(21)%

The following table sets forth the O&P—Americas segment’s sales and other operating revenues, operating income, income from equity investments and selected product sales volumes.

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2012	2011	2012	2011
Sales and other operating revenues	$3,217	$3,875	$9,849	$11,457
Operating income	738	598	1,957	1,527
Income from equity investments	7	7	17	18

Production Volumes, in millions of pounds
Ethylene	2,401	2,134	6,523	6,152
Propylene	633	838	1,781	2,163
Sales Volumes, in millions of pounds
Polyethylene	1,434	1,368	4,198	4,150
Polypropylene	651	635	1,935	1,831

Revenues—O&P—Americas revenues decreased by $658 million, or 17%, in the third quarter 2012 and $1,608 million, or 14%, in the first nine months of 2012 compared to the same periods of 2011. Lower average sales prices across most products were responsible for revenue decreases of 19% in the third quarter of 2012, partly offset by higher polyethylene sales volumes that increased revenues by 2%. Lower average sales prices resulted in a 9% revenue decline in the first nine months of 2012. Lower olefins sales volumes offset slightly higher polyethylene and polypropylene sales volumes, decreasing revenues by 5% for the first nine months of 2012 compared to the same prior year period. Average sales prices for ethylene and polyethylene were lower in the third quarter and first nine months of 2012 compared to the same periods in 2011 mainly as a result of the much lower costs of NGL feedstocks. Lower average sales prices for polypropylene in the 2012 periods reflected lower feedstock, propylene, prices compared to a very strong propylene market in 2011.

Operating Income—Operating income for the O&P—Americas segment in the third quarter and first nine months of 2012 increased by $140 million and $430 million, respectively, compared to the third quarter and first nine months of 2011. Operating results for the third quarter 2012 include a $71 million non-cash benefit reversing, due to the recovery of market price, the $71 million lower of cost or market inventory valuation adjustment recognized in the second quarter 2012. Operating results in the first nine months of 2012 also include the negative impact resulting from reduced production which occurred during our Channelview, Texas facility turnaround in the second quarter 2012. This was offset in part by a $29 million benefit associated with an insurance settlement related to Hurricane Ike.

Excluding the impact of the items discussed above, operating results in the third quarter 2012 reflect the effect of higher polyethylene and polypropylene margins, slightly offset by lower ethylene margins. Results for the first nine months of 2012 reflect higher ethylene margins and, to a lesser extent, higher polypropylene margins than in the first nine months of 2011.

Ethylene margins reflect the benefits of lower ethane prices in both 2012 periods and lower propane prices in the first nine months of 2012, all of which was partly offset in both 2012 periods by lower prices for co-products, propylene and butadiene. This lower cost of ethylene production was substantially offset in the third quarter 2012 and only partly offset in the first nine months of 2012 by lower ethylene prices. Ethylene sales volumes were higher due mainly to spot sales opportunities in both 2012 periods.

Polyethylene results were higher in the third quarter 2012 compared to the third quarter of 2011, primarily due to higher product margins and the effect of higher sales volumes. Improved demand allowed product prices to increase with higher ethylene costs for most of the third quarter 2012, while third quarter 2011 margins were lower as product prices fell more rapidly than ethylene costs in a period of weakening market conditions. Results in the first nine months of 2012 were lower compared to the same period in 2011 largely because of lower first quarter 2012 product margins, which reflected slow recovery from weak market demand in the latter part of 2011. Higher polypropylene results reflect higher margins compared to the third quarter and first nine months of 2011 as decreases in the price of feedstock, propylene, outpaced decreases in average sales prices. Polypropylene sales volumes also improved in 2012 compared to 2011, especially in the first nine months of 2012, as reduced and more stable feedstock prices helped to support demand.

Third Quarter 2012 versus Second Quarter 2012—The O&P–Americas segment had operating income of $738 million in the third quarter 2012, compared to $700 million in the second quarter 2012. Third quarter operating results include a $71 million non-cash benefit reversing, due to the recovery of market price, the $71 million lower of cost or market inventory valuation adjustment recognized in the second quarter. Second quarter operating results also included a $29 million benefit associated with an insurance settlement related to Hurricane Ike and the negative impact from reduced production during a turnaround at our Channelview, Texas facility.

Excluding the impact of the items discussed above, the decrease in the third quarter operations of the O&P–Americas segment reflected lower olefins margins primarily due to lower average sales price for ethylene and co-products, propylene and butadiene. The lower olefins margins were partially offset by higher sales volumes, which resulted from increased spot sales and improved production volumes following the completion of the Channelview, Texas facility turnaround. Results for combined polyolefins were lower in the third quarter mainly due to lower polyethylene margins, the effect of which was partly offset by a 7% increase in sales volumes. The lower polyethylene margins reflected average sales price decreases that outpaced decreases in ethylene feedstock prices.

Olefins and Polyolefins—Europe, Asia and International Segment

Overview—Market conditions, particularly in Europe, have been weak throughout 2012 amid continued economic uncertainty. This resulted in a decline in European demand for ethylene and polyolefins in the third quarter and first nine months of 2012 compared to the 2011 periods. Naphtha feedstock prices increased in the first and third quarters of 2012 and decreased in the second quarter of 2012, resulting in substantial swings in olefins margins over this period.

Operating results in the third quarter and first nine months of 2012, which were lower than the corresponding 2011 periods, primarily reflected significantly lower olefins margins and lower sales volumes across most products. The naphtha price trends noted above benefited second quarter olefins margins and negatively affected olefins margins in the third quarter and first nine months of 2012. The decrease in sales volumes reflects weak global demand and the negative impact of reduced production from a turnaround at our Wesseling, Germany cracker in the third quarter 2012. Third quarter 2012 polypropylene results were higher compared to the same period in 2011 reflecting higher product margins and the effect of higher sales volumes in our Asian markets, while weak demand for polyolefins in the first nine months of 2012 resulted in margins and sales volumes that were lower than those seen during the first nine months of 2011. Our global PP compounding business, which includes North and South America, has continued its strong contribution to segment results through its consistent performance across all periods.

Ethylene Raw Materials—In Europe, heavy liquids are the primary raw materials for our ethylene production.

The following table shows the average West Europe benchmark prices for Brent crude oil for the applicable periods, as well as benchmark West Europe prices for ethylene and propylene, which we produce and consume internally or purchase from unrelated suppliers and certain polyethylene and polypropylene products. Benchmark prices for West Europe polyethylene and polypropylene reflect discounted prices.

	Average Benchmark Price and Percent Change Versus Prior Year Period Average
	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
Brent crude oil - dollars per barrel	109.42	112.09	(2)%	112.20	111.24	1%
Western Europe benchmark prices
Weighted average cost of ethylene production - €0.01 per pound	39.6	37.3	6%	38.9	35.8	9%
Ethylene	53.1	50.3	6%	55.6	52.3	6%
Polyethylene (HD)	57.2	54.0	6%	58.9	56.4	4%
Propylene	47.6	50.2	(5)%	50.6	52.1	(3)%
Polypropylene (homopolymer)	56.1	57.0	(2)%	58.1	60.7	(4)%

Average Exchange Rate - $US per €	1.2512	1.4146	(12)%	1.2821	1.4066	(9)%

The following table sets forth the O&P–EAI segment’s sales and other operating revenues, operating income, income from equity investments and selected product production and sales volumes.

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2012	2011	2012	2011
Sales and other operating revenues	$3,448	$3,954	$10,921	$12,234
Operating income	15	130	221	508
Income from equity investments	23	38	92	150

Production volumes, in millions of pounds
Ethylene	802	926	2,679	2,922
Propylene	493	560	1,631	1,799
Sales volumes, in millions of pounds
Polyethylene	1,253	1,349	3,706	3,933
Polypropylene	1,633	1,489	4,511	4,534

Revenues—Revenues decreased by $506 million, or 13%, in the third quarter 2012 and $1,313 million, or 11%, in the first nine months of 2012 compared to revenues in the third quarter and first nine months of 2011, respectively. Lower average sales prices in the third quarter and first nine months of 2012 contributed 9% and 7% to the respective decreases in revenue. Lower sales volumes were responsible for revenue decreases of 4% in both the third quarter and first nine months of 2012. These lower average sales prices and sales volumes reflect weak economic conditions in Europe that have existed since late 2011. Olefins volumes were also negatively affected by a reduction in production of ethylene and propylene resulting from the turnaround at our Wesseling, Germany cracker during the third quarter 2012.

Operating Income—Operating results for the O&P–EAI segment decreased by $115 million and $287 million in the third quarter and first nine months of 2012, respectively, compared to the same periods in 2011. Segment operating results for the first nine months of 2012 included a $22 million charge for impairment of assets related to damage of our LDPE plant in Wesseling, Germany that resulted from an explosion in a reactor bay. Operating results in the third quarter and first nine months of 2011 included charges totaling $14 million and $75 million, respectively, associated with activities in those periods to reorganize certain functional organizations and for increased environmental liabilities in the first nine months of 2011 at our Wesseling, Germany site.

Apart from the effect of the charges discussed above, operating results for the third quarter and first nine months of 2012 primarily reflect lower cracker and butadiene margins and lower sales volumes across most products. Increases in the naphtha feedstock price during the third quarter and first nine months of 2012 resulted in compressed cracker margins compared to the same 2011 periods. Lower butadiene margins, particularly in the third quarter 2012, were principally due to higher naphtha costs and lower average sales prices as a result of weak global demand. Although polypropylene results in the third quarter 2012 increased largely as a result of the effect of higher sales volumes and margins in our Asian markets, results for both polyethylene and polypropylene were lower in the first nine months of 2012 compared to 2011. These lower results were mainly due to lower margins as decreases in average sales prices exceeded the average decreases in raw material prices. The lower sales volumes in the 2012 periods reflected operating rates that were lower in the 2012 periods compared to 2011 and were attributable to the turnaround at our Wesseling, Germany cracker during the third quarter 2012 and lower demand for polyethylene and polypropylene. Higher results for polybutene-1 in the 2012 periods reflect higher margins compared to the 2011 periods. Results for our PP compounding business in the third quarter and first nine months of 2012 were relatively unchanged compared to the same 2011 periods.

Third Quarter 2012 versus Second Quarter 2012—The O&P–EAI segment had operating income of $15 million in the third quarter 2012 and $203 million in the second quarter 2012, which saw olefins margins that benefited from a lag in the pricing mechanisms for naphtha, olefins and polyolefins. This benefit reversed in the third quarter as feedstock prices in Europe rose steadily. The resulting decrease in olefins margins in the third quarter coupled with a decrease in sales volumes contributed significantly to the decrease in third quarter operating results. The lower olefins sales volumes in the third quarter were reflective of weak demand and reduced ethylene and propylene production as a result of the cracker turnaround in Wesseling, Germany. Operating results for polyolefins improved in the third quarter compared to the second quarter largely as a result of higher margins coupled with the effect of higher sales volumes. Early in the third quarter, customer anticipation of future price increases led to higher demand. This temporary increase in demand fueled polyethylene and polypropylene prices that rose more rapidly than ethylene and propylene prices, resulting in improved margins compared to the second quarter. Third quarter operating results for our PP compounding business improved over the second quarter primarily due to higher margins driven by lower propylene prices.

Intermediates and Derivatives Segment

Overview—Operating results for the third quarter and first nine months of 2012 reflect strong performance of our oxyfuels business as global gasoline prices remained high relative to butane feedstock costs compared to the same periods in 2011 and our oxyfuels sales volumes increased as we expanded into new regional markets. Lower prices and margins led to reduced earnings for PO and derivatives (“PO&D”) in the third quarter and first nine months of 2012 compared to those seen in the corresponding 2011 periods when butanediol (“BDO”) and solvents results were especially strong in a tight global supply market. Overall results for the remaining businesses in the I&D segment portfolio reflect continued steady performance over the periods.

The following table sets forth the I&D segment’s sales and other operating revenues, operating income, income from equity investments and selected product sales volumes. In addition, the table shows MTBE margins in Northwest Europe (“NWE”).

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2012	2011	2012	2011
Sales and other operating revenues	$2,637	$2,491	$7,407	$7,358
Operating income	424	368	1,184	971
Income (loss) from equity investments	2	7	(4)	15

Sales volumes, in millions of pounds
PO&D	833	758	2,461	2,387
EO&D	311	281	898	846
Styrene	798	714	2,180	2,383
Acetyls	499	411	1,433	1,267
TBA intermediates	441	433	1,351	1,377

Sales volumes, in millions of gallons
MTBE/ETBE	256	227	650	613

Market margins, cents per gallon
MTBE—NWE	149.9	94.1	132.5	81.8

Revenues—Revenues increased by $146 million and $49 million in the third quarter and first nine months of 2012, respectively, compared to the third quarter and first nine months of 2011. The 6% increase in third quarter 2012 revenues compared to the same period in 2011 consisted of a 4% increase due to higher sales volumes, primarily oxyfuels, acetyls and styrene, and a 2% increase from higher average sales prices. The 1% increase in revenues for the first nine months of 2012 was all price-related as volume changes across the product areas largely offset each other. New market penetrations contributed to increased sales volumes for oxyfuels in the third quarter of 2012.

Operating Income—Operating income increased by $56 million and $213 million in third quarter and first nine months of 2012, respectively, compared to the same periods in 2011. Operating results for the first nine months of 2012 included an $18 million benefit related to an insurance settlement associated with Hurricane Ike. Apart from this benefit, operating results in the third quarter and first nine months of 2012 reflected higher oxyfuels sales volumes and margins as a result of the increased spread between gasoline and raw materials - butane, methanol and ethanol.

Results for the PO and derivatives business were lower in the third quarter and first nine months of 2012 primarily due to lower margins. Lower third quarter 2012 results reflected lower margins in solvents and BDO principally due to the decreases in average sales prices that outpaced decreases in the price of raw materials - propylene and natural gas. Market demand for BDO was weaker in 2012 compared to 2011 due to global supply constraints. Lower demand for propylene oxide and lower propylene glycol volumes due to seasonality related to the deicing industry led to the decrease in PO and derivatives results in the first nine months of 2012. The collective results for the remaining businesses were relatively unchanged in the third quarter and first nine months of 2012 compared to the 2011 periods. Higher TBA and derivative margins and volumes were substantially offset by lower margins for acetyls and EO/EG. Higher TBA and derivative margins reflected the effect of significantly lower butane prices in the third quarter and first nine months of 2012, partially offset by lower average sales prices in the third quarter 2012. Acetyls margins were lower in the third quarter and first nine months of 2012 as lower average sales prices outpaced the effect of lower prices of raw materials - ethylene and natural gas.

Third Quarter 2012 versus Second Quarter 2012—The I&D segment had operating income of $424 million in the third quarter 2012 compared to $390 million in the second quarter 2012, which includes an $18 million benefit related to the Hurricane Ike insurance settlement. The improvement in third quarter operating results reflects overall higher sales volumes and higher oxyfuels margins. Oxyfuels margins were higher in the third quarter due to an increase in the spread between butane and gasoline as demand for high octane, clean gasoline components followed seasonal demand patterns, which also led to higher third quarter sales volumes. Third quarter results for PO and derivatives were relatively unchanged compared to the second quarter. The collective results for the remaining I&D segment businesses in the third quarter were also relatively unchanged from the second quarter.

Refining Segment

Overview—The Refining segment comprises the operations of our full conversion refinery located on the Houston Ship Channel in Houston, Texas. The Berre refinery, which was included in the Refining segment through the first quarter of 2012, was classified as discontinued operations in the second quarter of 2012. Accordingly, the Berre refinery’s results of operations are not included in this segment discussion.

The refinery’s operating results for the third quarter and first nine months of 2012 reflected the effect of lower margins, including lower by-product spreads, compared to the third quarter and first nine months of 2011, and by lower crude processing rates in the third quarter 2012 compared to the same period in 2011. Our refining margins were lower in the third quarter and first nine months of 2012 primarily due to a decrease in the differential between the cost of heavy and light crude oils and less benefit from favorable crude purchasing opportunities compared to 2011 periods. Heavy crude oil processing rates were 11% lower in the third quarter of 2012 mainly due to unplanned outages.

The following table sets forth the Refining segment’s sales and other operating revenues, operating income and market refining margins for the U.S. for the applicable periods. LLS is a light crude oil, while “Maya” is a heavy crude oil.

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2012	2011	2012	2011
Sales and other operating revenues	$3,272	$3,955	$9,971	$10,818
Operating income	114	390	248	806

Heavy crude oil processing rates (thousands of barrels per day)	240	269	255	263

Market margins – $ per barrel
Light crude oil – 2-1-1	14.71	9.54	12.71	8.64
Light crude oil – Maya differential	11.94	13.99	10.56	15.85

Total Maya 2-1-1	26.65	23.53	23.27	24.49

Revenues—Revenues for the Refining segment decreased $683 million, or 17%, in the third quarter 2012 compared to the third quarter 2011, and $847 million, or 8% in the first nine months of 2012 compared to the first nine months of 2011. Lower sales volumes in the third quarter and first nine months of 2012 were responsible for revenue decreases of 22% and 10%, respectively, compared to the same periods in 2011. The lower sales volumes reflect the resale of excess crude oil in the third quarter and first nine months of 2011. In addition, crude processing rates were lower in the third quarter 2012, compared to the same period in 2011, as a result of unplanned outages. Higher average sales prices were responsible for revenue increases of 5% in the third quarter 2012 compared to the third quarter 2011, driven by higher refined product margins that more than offset lower crude oil prices. A 2% revenue increase from sales prices in the first nine months of 2012, compared to the same period in 2011, was driven by the impact of higher crude oil prices and improved gasoline and distillate prices, partly offset by lower prices for refinery byproducts.

Operating Income—Operating income for the third quarter and first nine months of 2012 decreased by $276 million and $558 million, respectively, compared to the third quarter and first nine months of 2011. The decreases in operating income generally reflect lower refining margins, lower by-product spreads and the lower differential between the cost of heavy and light crude oil. By-product spreads were affected by lower natural gas prices in the third quarter and first nine months of 2012 compared to the same 2011 periods, as by-product prices generally correlate with natural gas prices. These negative impacts were partially offset in the third quarter and first nine months of 2012 by higher product spreads and by a recovery of $24 million related to a former employee who plead guilty to fraud. Results for the first nine months of 2012 also benefited from a $53 million insurance settlement associated with Hurricane Ike. Operating results for the first nine months of 2011 included a $34 million benefit from an insurance recovery also related to the aforementioned fraud matter. Operating results for the first nine months of 2011 also reflected margins that benefited from favorable crude purchasing opportunities.

Third Quarter 2012 versus Second Quarter 2012—The Refining segment had operating income of $114 million in the third quarter 2012 compared to $124 million in the second quarter 2012. Second quarter results included a benefit of $53 million related to an insurance settlement associated with Hurricane Ike and third quarter results included a benefit of $24 million described above. The improvement in third quarter operating results after excluding these items is largely due to higher refining margins. Margin improvements in the third quarter reflected the effects of higher Maya 2-1-1 benchmark margins, partially offset by lower by-product spreads due to higher crude prices in the third quarter. The margin improvements were partially offset by lower volumes, as unplanned outages during the third quarter resulted in a 10% reduction in the refinery’s crude processing rates. Crude processing rates were 240,000 barrels per day in the third quarter and 267,000 barrels per day in the second quarter.

Technology Segment

Overview—Third quarter 2012 operating results remained relatively unchanged compared to third quarter 2011 as higher licensing and services income was substantially offset by lower catalyst results and higher research and development costs. Lower operating results for the first nine months of 2012 compared to the first nine months of 2011 mainly reflected lower catalyst business results due to the weak European economy.

The following table sets forth the Technology segment’s sales and other operating revenues and operating income.

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2012	2011	2012	2011
Sales and other operating revenues	$124	$129	$358	$394
Operating income	31	7	99	96

Revenues—Revenues for the third quarter and first nine months of 2012 decreased by $5 million, or 4%, and by $36 million, or 9%, respectively, compared to the third quarter and first nine months of 2011. These decreases primarily reflect lower catalyst sales volumes, which were responsible for revenue decreases of 11% and 4%, respectively, in the third quarter and first nine months of 2012, compared to the same periods in 2011. Price changes accounted for a revenue decrease of 5% in the first nine months of 2012, versus the same 2011 period. Higher licensing and services revenues were responsible for an increase of 8% in the third quarter 2012 compared to the corresponding period in 2011, but were comparable in the first nine months of 2012 and 2011.

Operating Income—Operating income increased by $24 million in the third quarter 2012 and by $3 million in the first nine months of 2012 compared to the same periods in 2011. Operating results in the third quarter and first nine months of 2011 included charges of $16 million for employee severance and asset retirement obligations related to a relocated R&D facility and in the first nine months of 2011, a $19 million charge for the impairment of an R&D project in Europe.

Apart from these charges, operating results in the third quarter 2012 were relatively unchanged compared to third quarter 2011 and decreased in the first nine months of 2012 compared to the first nine months of 2011. In the third quarter 2012, the higher revenue recognized from process licenses issued in prior years was substantially offset by lower catalyst results and higher research and development expenses. The lower catalyst results reflected lower margins and lower sales volumes. The decrease in operating results for the first nine months of 2012 was primarily attributable to lower results for the catalyst business resulting from lower sales volumes and margins.

Third Quarter 2012 versus Second Quarter 2012—The Technology segment had operating income of $31 million in the third quarter 2012 compared to $30 million in the second quarter 2012. Higher revenue recognized in the third quarter from process licenses issued in prior periods was substantially offset by lower catalyst results. The lower catalyst results reflected lower sales volumes, which resulted from reduced polyolefin production largely due to the weak economy in Europe, and lower catalyst margins mainly due to lower average sales prices in the third quarter.

FINANCIAL CONDITION

Operating, investing and financing activities of continuing operations, which are discussed below, are presented in the following table:

	Nine Months Ended September 30,
Millions of dollars	2012	2011
Source (use) of cash:
Operating activities	$3,477	$2,778
Investing activities	(696)	(971)
Financing activities	(337)	(417)

Operating Activities—Cash of $3,477 million provided in the first nine months of 2012 primarily reflected earnings, adjusted for non-cash items, proceeds received from income tax refunds and an insurance settlement and distributions from our joint ventures. These increases were offset in part by certain payments related to sales rebates, employee bonuses, property taxes, company contributions to our pension plans, premiums and other fees related to prepayments of debt, and to a lesser extent, by cash used by the main components of working capital – accounts receivable, inventories and accounts payable.

The $2,778 million of cash provided in the first nine months of 2011 primarily reflected earnings, adjusted for non-cash items, and higher distributions from our joint ventures, partially offset by an increase in cash used by the main components of working capital and company contributions to our pension plans.

In the first nine months of 2011, the main components of working capital used $594 million of cash. This use of cash reflected increases of $282 million and $864 million in accounts receivable and inventories, respectively, partially offset by a $552 million increase in accounts payable. The increases in both accounts receivable and accounts payable reflected the effect of increasing prices over the period, and the increase in inventories reflected temporary volume increases in our O&P–Americas and I&D business segments in preparation for planned turnarounds.

Investing Activities—Cash of $696 million used in investing activities in the first nine months of 2012 primarily reflects capital expenditures of $727 million, partially offset by a $34 million decrease in restricted cash and proceeds of $12 million from the sale of assets in the first nine months of 2012. The $971 million of cash used in investing activities in the first nine months of 2011 reflects capital expenditures of $761 million, including the purchase of a pipeline for $73 million in July 2011, and an increase in restricted cash of $281 million related to the issuance of cash collateralized letters of credit, partially offset by proceeds of $71 million from the sale of assets, which includes $57 million related to the sale of surplus precious metals.

The following table summarizes capital expenditures for the periods presented:

	Nine Months Ended September 30,
Millions of dollars	2012	2011
Capital expenditures by segment:
O&P–Americas	$363	$353
O&P–EAI	159	125
I&D	101	52
Refining	89	190
Technology	29	18
Other	1	8

Total capital expenditures by segment	742	746
Less:
Contributions to PO Joint Ventures	(15)	(6)

Consolidated capital expenditures of continuing operations	$727	$740

In the first nine months of 2011, our discontinued operations had capital expenditures of $21 million. There were no capital expenditures related to discontinued operations in 2012.

Financing Activities—Financing activities used net cash of $337 million in the first nine months of 2012 and $417 million in the first nine months of 2011.

Financing activities for the first nine months of 2012 reflect proceeds of $3,000 million from the issuance of our 5% senior notes due 2019 and 5.75% senior notes due 2024. In connection with the issuance of these notes in April 2012, a five-year revolving credit facility entered into in May 2012, and a three-year, accounts receivable securitization facility entered into in September 2012, we paid fees totaling $53 million. Financing activities for the first nine months of 2012 also reflect the repayment of $755 million of our 8% senior notes due 2017 and $1,921 million of our 11% senior notes due 2018. Premiums totaling $294 million paid in conjunction with these repayments are reflected in operating cash flows. Cash dividends of $603 million were paid during the first nine months of 2012.

Financing activities for the first nine months of 2011 reflect the redemption of approximately $253 million of our 8% senior notes due 2017 and the associated payment of premiums totaling $7 million. We also paid fees of $15 million related to the amendment of our U.S. ABL facility in June 2011. In addition, we received proceeds of $37 million related to the conversion of outstanding warrants to common stock and paid cash dividends totaling $171 million in the first nine months of 2011.

Liquidity and Capital Resources—In September 2012, we entered into a three-year, $1,000 million U.S. accounts receivable securitization facility that permits the sale of certain eligible trade receivables to participating financial institutions. The facility also provides for the issuance of letters of credit up to $200 million.

In May 2012, we entered into a five-year revolving credit facility, and terminated our U.S. ABL Facility. The revolving credit facility may be used for dollar and euro denominated borrowings and includes supporting up to $700 million of dollar and euro denominated letters of credit. The balance of outstanding borrowings and letters of credit under the facility may not exceed $2,000 million at any given time.

In April 2012, we issued $2,000 million aggregate principal amount of 5% senior notes due 2019 and $1,000 million aggregate principal amount of 5.75% senior notes due 2024, each at an issue price of 100%. Net proceeds from the notes, together with cash on hand, were used to finance the repayment of the remaining outstanding balances of our 8% senior notes due 2017 and 11% senior notes due 2018, respectively, and to pay associated premiums and fees. For additional information related to these financing activities, see Note 9 to the Consolidated Financial Statements.

As of September 30, 2012, we had unrestricted cash of $3,527 million. In addition, we had total unused availability under our credit facilities of $3,309 million at September 30, 2012, which included the following:

•  $1,937 million under our revolving credit facility, which is net of outstanding borrowings and outstanding letters of credit provided under the facility. At September 30, 2012, we had $57 million of outstanding letters of credit and no outstanding borrowings under the facility.

•  $930 million under our new, three-year accounts receivable securitization facility. Availability under the U.S. receivables securitization facility is subject to a borrowing base of eligible receivables, which is reduced by outstanding borrowings and letters of credit, if any. There were no outstanding borrowings or letters of credit at September 30, 2012.

•  €336 million and $10 million (totaling approximately $442 million) under our €450 million European receivables securitization facility. Availability under the European receivables securitization facility is subject to a borrowing base, net of outstanding borrowings. There were no outstanding borrowings under this facility at September 30, 2012.

In addition to the letters of credit issued under our committed revolving credit facility, we also have outstanding letters of credit and bank guarantees totaling $78 million at September 30, 2012.

At September 30, 2012, we had total debt, including current maturities, of $4,352 million.

We have receivables outstanding of €234 million ($302 million) at September 30, 2012 related to value added tax (“VAT”) in Italy. In the first quarter 2010, Italy implemented a reverse change rule, under which non-domestic companies may not collect VAT on sales to domestic companies but must submit VAT on purchases from domestic companies. As a result, the balance of VAT receivables due from Italy, which is reflected in Other investments and long-term receivables in the Consolidated Balance Sheets, has increased since that date. We expect to collect all amounts owed to us.

As a result of ceasing operations at our Berre refinery in France, we expect to make future payments to affected employees and for exit or disposal activities. See Note 3 to the Consolidated Financial Statements for additional information related to this matter.

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

We intend to continue to declare and pay quarterly dividends, with the goal of increasing the dividend over time, after giving consideration to our cash balances and expected results from operations. We believe that our cash, cash from operating activities and proceeds from our credit facilities provide us with sufficient financial resources to meet our anticipated capital requirements and obligations as they come due.

On October 15, 2012, our Management Board received Supervisory Board authorization to declare a special dividend of $2.75 per share, or approximately $1.6 billion. The dividend is expected to be paid on December 11, 2012 to shareholders of record on November 19, 2012, subject to the Management Board adopting a resolution approving the dividend. The dividend will be funded with existing cash on hand.

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

•

industry production capacities and operating rates may lead to periods of oversupply and low profitability; for example, there has been substantial capacity expansion announced in the U.S. olefins industry;

•

uncertainties associated with worldwide economies, especially the current crisis in Europe and recent slowdown in Asia, could create reductions in demand and pricing, as well as increased counterparty risks, which could reduce liquidity or cause financial losses resulting from counterparty exposure;

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market and regulatory risks is described in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2011. Our exposure to such risks has not changed materially in the nine months ended September  30, 2012.

Item 4. CONTROLS AND PROCEDURES

As of September 30, 2012, with the participation of our management, our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) carried out an evaluation, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the Act), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of September 30, 2012.

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

In September 2012, Harris County, Texas filed a lawsuit against our subsidiary, Equistar Chemicals, LP, in Harris County District Court in connection with four emissions events between September 2011 and March 2012 at our manufacturing plant in Channelview, Texas. The complaint alleges a maximum penalty of $200,000.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2012, we issued 3,746 shares upon exercise of warrants. The warrants originally were issued on April 30, 2010 with an exercise price of $15.90 per share. Pursuant to the terms of the warrant agreements, the exercise price was adjusted to $13.77 on November 25, 2011 as a result of the payment of our special dividend on December 16, 2011. We received total proceeds of $51,564 from the exercises.

The issuance of the warrants and the shares issued upon exercise of the warrants were exempt from the registration requirements of Section 5 of the Securities Act and any other applicable laws pursuant to Section 1145 of the Bankruptcy Code, which generally exempts distributions of securities in connection with plans of reorganization.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 – July 31	- -	- -	- -	- -
August 1 – August 31	- -	- -	- -	- -
September 1 – September 30	79,063	$46.94	- -	- -
Total	79,063	$46.94	- -	- -

(1)	On September 7, 2012, affiliates of Apollo Management Holdings L.P. sold 17.5 million of our shares at a price to the public of $46.94 per share. Pursuant to the terms of his restricted stock award agreement, the sales by Apollo caused 216,910 shares of our Chief Executive Officer’s restricted stock to automatically vest. The Company withheld 79,063 shares to satisfy tax withholding obligations associated with the vesting. The staff of the SEC takes the position that withholding of restricted stock to pay taxes due upon vesting involves a reacquisition of outstanding shares that must be reported as repurchase of equity securities under this Item.

Item 6. EXHIBITS

10.1	Receivables Purchase Agreement, dated September 11, 2012, by and among Lyondell Chemical Company, as initial servicer, and LYB Receivables LLC, a bankruptcy-remote special purpose entity that is a wholly-owned subsidiary of the Company, PNC National Association, as Administrator and LC Bank, certain conduit purchasers, committed purchasers, LC participants and purchaser agents that are parties thereto from time to time (incorporated by reference to Exhibit 10.1 to Form 8-K dated September 14, 2012)

10.2	Purchase and Sale Agreement, dated September 11, 2012, by and among Lyondell Chemical Company, Equistar Chemicals, LP and LyondellBasell Acetyls, LLC, the other originators from time to time parties thereto, Lyondell Chemical Company, as initial servicer and LYB Receivables LLC, a bankruptcy-remote special purpose entity that is a wholly-owned subsidiary of the Company (incorporated by reference to Exhibit 10.2 to Form 8-K dated September 14, 2012)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32	Certifications pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LYONDELLBASELL INDUSTRIES N.V.

Date: October 26, 2012	/s/ Wendy M. Johnson
Wendy M. Johnson
Chief Accounting Officer
(Chief Accounting and Duly Authorized Officer)