Form 10-K
period 2012-12-31
LyondellBasell Industries N.V.
filed 2013-02-12
CIK 1489393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☑  Yes    ☐  No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☑  No

The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price on that date of $40.27, was $12.9 billion. For purposes of this disclosure, in addition to the registrant’s executive officers and members of its Supervisory Board, the registrant has included Access Industries, LLC and Apollo Management Holdings, L.P. and their affiliates as “affiliates.”

The registrant had 575,304,233 shares outstanding at February 8, 2013 (excluding 3,119,558 treasury shares).

Documents incorporated by reference:

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 22, 2013 (Part III)

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

We based the forward-looking statements on our current expectations, estimates and projections about ourselves and the industries in which we operate in general. We caution you these statements are not guarantees of future performance as they involve assumptions that, while made in good faith, may prove to be incorrect, and involve risks and uncertainties we cannot predict. In addition, we based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecast in the forward-looking statements. Any differences could result from a variety of factors, including the following:

•

the cost of raw materials represents a substantial portion of our operating expenses, and energy costs generally follow price trends of crude oil and/or natural gas; price volatility can significantly affect our results of operations and we may be unable to pass raw material and energy cost increases on to our customers;

•

our U.S. operations have benefited from low-cost natural gas and natural gas liquids; decreased availability of these materials (for example, from their export or regulations impacting hydraulic fracturing in the U.S.) could reduce the current benefits we receive;

•

industry production capacities and operating rates may lead to periods of oversupply and low profitability; for example, there has been substantial capacity expansion announced in the U.S. olefins industry;

•

we may face operating interruptions at any of our facilities, which would negatively impact our operating results; for example, because the Houston refinery is our only refining operation, we would not have the ability to increase production elsewhere to mitigate the impact of any outage at that facility;

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

•

uncertainties associated with worldwide economies, especially in Europe and the recent slowdown in Asia, could create reductions in demand and pricing, as well as increased counterparty risks, which could reduce liquidity or cause financial losses resulting from counterparty default;

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

•

we have substantial international operations, and continued economic uncertainties, fluctuations in exchange rates, valuations of currencies and our ability to access cash from operations in certain jurisdictions on a tax-efficient basis, if at all, could negatively affect our liquidity and our results of operations;

•

we are subject to the risks of doing business at a global level, including wars, terrorist activities, political and economic instability and disruptions and changes in governmental policies, which could cause increased expenses, decreased demand or prices for our products and/or disruptions in operations, all of which could reduce our operating results;

•	if we are unable to comply with the terms of our credit facilities and other financing arrangements, those obligations could be accelerated, which we may not be able to repay; and

•

we may be unable to incur additional indebtedness or obtain financing on terms that we deem acceptable, including for refinancing of our current obligations; higher interest rates and costs of financing would increase our expenses.

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

All subsequent written and oral forward looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section and any other cautionary statements that may accompany such forward-looking statements. Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this report. Additional factors that could cause results to differ materially from those described in the forward-looking statements can be found in the “Risk Factors” section of this report on page 18.

PART I

Items 1 and 2. Business and Properties

OVERVIEW

LyondellBasell Industries N.V. is a global, independent chemical company and was incorporated under Dutch law on October 15, 2009. Unless otherwise indicated, the “Company,” “we,” “our,” “us” and “LyondellBasell” are used in this report to refer to the businesses of LyondellBasell Industries N.V. and its consolidated subsidiaries. We believe we are one of the world’s top five independent chemical companies based on revenues. We participate globally across the petrochemical value chain and are an industry leader in many of our product lines. Our chemicals businesses consist primarily of large processing plants that convert large volumes of liquid and gaseous hydrocarbon feedstock into plastic resins and other chemicals. Our chemical products tend to be basic building blocks for other chemicals and plastics, while our plastic products are typically used in large volume applications. Our customers use our plastics and chemicals to manufacture a wide range of products that people use in their everyday lives including food packaging, home furnishings, automotive components, paints and coatings. Our refining business consists of our Houston refinery, which processes crude oil into fuels such as gasoline, diesel and jet fuel.

Our financial performance is influenced in general by the supply and demand for the products that we produce, the cost and availability of feedstocks, global and regional competitor capacity, our operational efficiency and our ability to control costs. As a producer of large volume commodities, we have a strong operational focus and continuously strive to differentiate ourselves through safe, reliable and low-cost operations in all our businesses. During recent years the cost of natural gas-derived raw materials in the U.S. versus the global cost of crude oil-derived raw materials has had a significant influence on the profitability of our North American operations. To a lesser extent, our differentiated assets and technology also influence our performance as compared to our peers and competitors. These include our propylene oxide and polypropylene technologies; flexible feedstock olefins plants in the U.S.; joint venture olefins and polyolefins plants with access to low-cost feedstock, particularly in Saudi Arabia; and our Houston refinery which is capable of processing heavy, high-sulfur crude.

SEGMENTS

We operate in five business segments. Our reportable segments are:

•	Olefins and Polyolefins—Americas (“O&P—Americas”). Our O&P—Americas segment produces and markets olefins, including ethylene and ethylene co-products, and polyolefins.

•	Olefins and Polyolefins—Europe, Asia, International (“O&P—EAI”). Our O&P—EAI segment produces and markets olefins, including ethylene and ethylene co-products, polyolefins and polypropylene compounds.

•	Intermediates and Derivatives (“I&D”). Our I&D segment produces and markets propylene oxide and its co-products and derivatives, acetyls, ethanol, ethylene oxide and its derivatives, and oxyfuels.

•	Refining. Our Refining segment refines heavy, high-sulfur crude oil on the U.S. Gulf Coast.

•	Technology. Our Technology segment develops and licenses chemical and polyolefin process technologies and manufactures and sells polyolefin catalysts.

The marketing of our oxyfuels products previously was aligned with the sale of our products from our refining business, particularly our Berre refinery. We moved the management responsibility for business decisions relating to oxyfuels to our I&D business with the closure of the Berre refinery because profits generated by oxyfuels products are related to sourcing decisions regarding certain co-products of propylene oxide production. Accordingly, results for our oxyfuels business, which were previously included in our Refining segment results, have been reflected in our I&D segment since the second quarter of 2012. All comparable periods presented have been revised to reflect this change.

Financial information about our business segments and geographical areas can be found in Note 22, Segment and Related Information, to the Consolidated Financial Statements. Information about the locations where we produce our primary products can be found under “Description of Properties.”

Industry Dynamics / Competition

We predominantly compete in regional markets impacted by global pricing mechanisms. Success in these markets is determined by competitive pricing, low cost production, product quality, reliability of product delivery and supply volumes, and customer service. Profitability is affected by regional raw material costs and price competition among producers. Historically, the chemical and refining industries have operated in competitive environments and those environments are expected to continue.

In addition to other chemical and refining companies, we compete with the chemical and refining divisions of major national and international oil companies both in the United States and abroad.

Our products and raw materials are transported by barge, ocean going vessel, pipeline, rail car, bulk truck and tank truck.

In 2012, 2011 and 2010, no single customer accounted for 10% or more of our total revenues.

Olefins and Polyolefins Segments Generally

We are a leading worldwide producer of olefins, including ethylene and propylene. We are also a leading producer of polyolefins, including polyethylene (“PE”), and the world’s largest producer of polypropylene (“PP”) and PP compounds. We manage our olefin and polyolefin business in two reportable segments, O&P—Americas and O&P—EAI.

Olefins–Ethylene is the most significant petrochemical in terms of worldwide production volume and is the key building block for PE and a large number of other chemicals, plastics and synthetics. The production of ethylene results in co-products such as propylene, butadiene and aromatics. Ethylene and its co-products are fundamental to many parts of the economy, including the production of consumer products, packaging, housing and automotive components and other durable and nondurable goods.

Polyolefins–Polyolefins are thermoplastics and comprise approximately two-thirds of worldwide thermoplastics demand. Since their industrial commercialization, thermoplastics have been used in wide-ranging applications and products that improve safety and comfort and enhance the everyday quality of life. Our products are used in consumer, automotive and industrial applications ranging from food and beverage packaging to housewares and construction materials. We produce high density polyethylene (“HDPE”), low density polyethylene (“LDPE”) and linear low density polyethylene (“LLDPE”). We produce homopolymer, impact copolymer, random copolymer and metallocene PP.

We produce and market several specialty product lines including PP compounds, Catalloy process resins and polybutene-1 (“PB-1”), focusing on unique polyolefins and compounds that offer a wide range of performance characteristics. Typical properties of such specialty polyolefins and compounds include impact-stiffness balance, scratch resistance, soft touch and heat sealability. End uses include automotive and industrial products and materials. PP compounds are produced from blends of polyolefins and additives and are sold mainly to the automotive and home appliances industries. We are the only manufacturer of Catalloy process resins, which are our proprietary products and are used primarily in roofing, packaging and automotive applications.

Sales of PE (HDPE, LDPE and LLDPE, collectively) accounted for 15% of our total revenues in 2012 and 2011 and 16% in 2010. Sales of PP, including Catalloy, accounted for approximately 19% of our total revenues in 2012 and 2011 and 18% in 2010.

The following table outlines the primary products of our O&P segments, annual processing capacity as of December 31, 2012, and the primary uses for those products. Capacities, which are presented in pounds unless otherwise indicated, include 100% of the capacity of our joint venture facilities. The joint ventures’ proportional share of capacity is shown in the footnotes to the table, below.

Product	Annual Capacity(1)			Primary Uses
	Americas	EAI	Total
Olefins:
Ethylene	9.8 billion	6.5 billion	16.2 billion	Ethylene is used as a raw material to manufacture polyethylene, ethylene oxide, ethanol, ethylene dichloride, styrene, vinyl acetate monomer (“VAM”) and other products

Propylene	5.5 billion	6.0 billion	11.5 billion	Propylene is used to produce PP, acrylonitrile, propylene oxide (“PO”) and other products

Butadiene	1.1 billion	550 million	1.6 billion	Butadiene is used to manufacture styrene-butadiene rubber and polybutadiene rubber, which are used in the manufacture of tires, hoses, gaskets and other rubber products. Butadiene is also used in the production of paints, adhesives, nylon clothing, carpets, paper coatings and engineered plastics

Polyolefins:
HDPE	3.3 billion	4.5 billion	7.8 billion	HDPE is used to manufacture grocery, merchandise and trash bags; food containers for items from frozen desserts to margarine; plastic caps and closures; liners for boxes of cereal and crackers; plastic drink cups and toys; dairy crates; bread trays; pails for items from paint to fresh fruits and vegetables; safety equipment, such as hard hats; house wrap for insulation; bottles for household and industrial chemicals and motor oil; milk, water, and juice bottles; large tanks for storing liquids such as agricultural and lawn care chemicals; and pipe

LDPE	1.3 billion	2.8 billion	4.1 billion	LDPE is used to manufacture food packaging films; plastic bottles for packaging food and personal care items; dry cleaning bags; ice bags; pallet shrink wrap; heavy-duty bags for mulch and potting soil; boil-in-bags ; coatings on flexible packaging products; and coatings on paper board such as milk cartons.

LLDPE	1.3 billion		1.3 billion	LLDPE is used to manufacture garbage and lawn-leaf bags; industrial can liners; housewares; lids for coffee cans and margarine tubs; dishpans, home plastic storage containers, and kitchen trash containers; large toys like outdoor gym sets; drip irrigation tubing; insulating resins and compounds used to insulate copper and fiber optic wiring; shrink wrap for multi-packaging canned food, bag-in-box bags, produce bags, and pallet stretch wrap

Product	Annual Capacity(1)			Primary Uses
	Americas	EAI	Total
PP	4.4 billion	13.0 billion	17.4 billion	PP is primarily used to manufacture fibers for carpets, rugs and upholstery; housewares; medical products; automotive interior trim, fascia, running boards, battery cases, and bumpers; toys and sporting goods; fishing tackle boxes; and bottle caps and closures

Specialty Polyolefins:
PP compounds		2.6 billion	2.6 billion	PP compounds are used to manufacture automotive interior and exterior trims, dashboards, bumpers and under-hood applications; base material for products and parts used in appliances; anti-corrosion coatings for steel piping, wire and cable

Catalloy process resins	600 million	600 million	1.2 billion	Catalloy process resins are used primarily in modifying polymer properties in film applications and molded products; for specialty films, geomembrane liners, and roofing materials; in bitumen modification for roofing and asphalt applications; and for automotive bumpers

PB-1 resins		110 million	110 million	PB-1 resins are used in flexible pipes, resins for seal-peel film, film modification, hot melt applications, consumer packaging and adhesives

Aromatics:
Benzene (in gallons)	195 million		195 million	Benzene is used to produce styrene, phenol and cyclohexane. These products are used in the production of nylon, plastics, synthetic rubber and polystyrene. Polystyrene is used in insulation, packaging and drink cups

(1)	Represents total annual name plate capacity, which includes 1,654 million pounds of ethylene; 2,507 million pounds of propylene; 1,014 pounds of HDPE; 783 million pounds of LDPE; 669 million pounds (Americas) and 4,962 million pounds (EAI) of PP; and 199 million pounds of PP compounds of name plate capacity owned by third parties either through joint venture arrangements or other contractual relationships. In some situations, the Company and the third parties may have access to the other’s capacity through certain arrangements.

Olefins and Polyolefins—Americas Segment

Overview

Our O&P—Americas segment produces and markets olefins, polyolefins, aromatics, specialty products and ethylene co-products. Based on published data, we are the largest producer of light olefins (ethylene and propylene) and PP and the third largest producer of PE in North America. In addition, we produce specialty products including Catalloy and Plexar resins.

Sales & Marketing / Customers

Our ethylene production is consumed internally as a raw material in the production of polymers and other derivatives with the balance sold to third party customers. We are a net purchaser of propylene, a raw material used in the production of PO, PP and other derivatives. Our butadiene production is sold to the external market under multi-year contracts. All of our internal production of benzene is used as a raw material in the production of styrene by our I&D segment, and we purchase additional benzene to meet our needs.

In addition to purchases of propylene and benzene, at times we purchase ethylene and butadiene for resale, when necessary, to satisfy customer demand above our own production levels. Volumes of any of these products purchased for resale can vary significantly from period to period. However, purchased volumes have not historically had a significant impact on profits.

Our PP and PE production is typically sold to an extensive base of established customers servicing both the domestic and export markets either under annual contracts or on a spot basis. Export sales are generally to customers in Central and South America. We also sell PP into our PP compounds business, which is managed worldwide by our O&P—EAI segment.

Joint Venture Relationships

We participate in a joint venture arrangement in Mexico, which provides us with capacity for 643 million pounds of PP production. The capacity is based on our percentage ownership of the joint ventures’ total capacity. We do not hold a majority interest in or have operational control of this joint venture.

Raw Materials

Raw material cost is the largest component of the total cost for the production of ethylene and its co-products. The primary raw materials used are heavy liquids and domestically sourced and currently cost advantaged natural gas liquids (“NGLs”) mainly from regional producers via a mix of contractual and spot arrangements. Heavy liquids include crude oil-based naphtha and gas oil, as well as condensate, a very light crude oil resulting from natural gas production (collectively referred to as “heavy liquids”). NGLs include ethane, propane and butane. The use of heavy liquid raw materials results in the production of a significant amount of co-products such as propylene, butadiene and benzene, as well as gasoline blending components, while the use of NGLs results in the production of a smaller amount of co-products.

Historically, facilities using heavy liquids as feedstock have generated higher margins than those using ethane. However, in recent years ethane has had a cost advantage over heavy liquids due to the recent technological advances for extracting shale gas. A plant’s flexibility to consume a wide range of raw materials generally will provide an advantage over plants that are restricted in their processing capabilities. We can process significant quantities of either heavy liquids or NGLs. We estimate that in the U.S. we can process up to 85% NGLs. Changes in the raw material feedstock utilized in the production process will result in variances in production capacities among products. We believe our raw material flexibility in the U.S. is a key advantage in our production of ethylene and its co-products over time.

In North America, we also purchase large amounts of natural gas to be used primarily as an energy source in our business via market-based contractual arrangements from numerous suppliers.

Industry Dynamics / Competition

Based on published data, we believe we were, as of December 31, 2012:

•

the second largest producer of ethylene in North America, with ethylene rated capacity of approximately 9.8 billion pounds per year, or approximately 13% of total North American ethylene production capacity;

•	the third largest producer of PE in North America with 5.9 billion pounds per year of capacity, or approximately 13% of North American capacity; and

•	the largest producer of PP in North America, including our share of our Indelpro joint venture capacity, with 3.3 billion pounds, or approximately 18% of the North American capacity.

Olefins and Polyolefins—Europe, Asia, International Segment

Overview

Our O&P—EAI segment produces and markets olefins (ethylene and ethylene co-products) and polyolefins. Based on published data, we are the largest producer of PP in Europe and the largest worldwide producer of PP compounds. We also produce significant quantities of other differentiated products such as Catalloy process resins and PB-1. Our O&P—EAI segment manages our worldwide PP compound business (including our facilities in North and South America), our worldwide PB-1 business, and our Catalloy process resins produced in Europe.

PP compounds consist of specialty products produced from blends of polyolefins and additives and are sold mainly to the automotive and durable goods industries. The Catalloy process is proprietary technology that is not licensed to third parties, and as a result, we are the only manufacturer of Catalloy process resins. We believe that we are the largest worldwide producer of PB-1, a family of butene-based polymers. A majority of the current PB-1 we produce is used in pipe applications and for under-floor heating and thermo sanitary systems.

Sales & Marketing / Customers

Our ethylene production is generally consumed internally as a raw material in the production of polymers. Our propylene production is used as a raw material in the production of PO and PP and we purchase propylene as our internal needs exceed our internal production. European ethylene and propylene production is generally fully integrated with our downstream facilities in Europe.

We produce and sell butadiene to external customers under multi-year contracts and on a spot basis.

With respect to PP and PE, our production is typically sold to an extensive base of established customers under annual contracts or on a spot basis. We believe that, over a business cycle, average sales prices and profit margins for specialty polymers tend to be higher than average sales prices and profit margins for higher-volume commodity polyolefins or polymers.

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

Joint Venture Relationships

We participate in several manufacturing joint ventures in Saudi Arabia, Thailand, Poland, Australia, Japan and South Korea. We do not hold majority interests in any of the joint venture relationships, nor do we have operational control. These ventures provide us with additional production capacity of 2,630 million pounds of PP, 810 million pounds of propylene, 550 million pounds of ethylene, 570 million pounds of HDPE, 340 million pounds of LDPE and 160 million pounds of PP compounding. These capacities are based on our percentage ownership interest in the joint ventures’ total capacities.

We generally license our polyolefin process technologies and supply catalysts to our joint ventures through our Technology segment. Some of our joint ventures source cost advantaged raw materials from their local shareholders.

Raw Materials

Raw material cost is the largest component of the total cost for the production of ethylene and its co-products. The primary raw materials used in our European olefin facilities are heavy liquids and, for our Saudi joint venture facilities, locally sourced and cost advantaged NGLs, including ethane, propane and butane. The principal raw materials used by our polyolefin and Catalloy process resin businesses are propylene and ethylene. In Europe, we have the capacity to produce approximately 50% of the propylene requirements of our European PP business and approximately 90% of the ethylene requirements of our European PE business. Propylene and ethylene requirements that are not produced internally generally are acquired via spot purchases or pursuant to long-term contracts with third-party suppliers.

Our PP compounding facilities generally receive their PP and other polymers from one of our wholly owned or joint venture facilities. PB-1 raw materials are sourced solely from external supply. Some of our joint ventures receive propylene and ethylene from their local shareholders under long-term contracts.

Industry Dynamics / Competition

Based on published data and including our proportionate share of our joint ventures, we believe we were, as of December 31, 2012:

•	the sixth largest producer of ethylene in Europe with an ethylene rated capacity in Europe of approximately 4.3 billion pounds per year, or approximately 8% of total European ethylene capacity;

•	the largest producer of PP in Europe with 5.2 billion pounds per year of capacity, or approximately 22% of European PP capacity;

•	the largest producer of PE in Europe with 5.0 billion pounds per year of capacity, or approximately 22% of HDPE and 13% of LDPE European capacity; and

•	the largest PP compounds producer in the world with 2.4 billion pounds per year of capacity, with approximately 54% of that capacity in Europe, 21% in North America, and 24% in the rest of the world.

Intermediates and Derivatives Segment

Overview

Our I&D segment produces and markets PO and its co-products and derivatives; acetyls; ethylene oxide and its derivatives; and oxyfuels (methyl tertiary butyl ether (“MTBE”) and ethyl tertiary butyl ether (“ETBE”)). PO co-products include styrene monomer (“SM”) and C4 chemicals (tertiary butyl alcohol (“TBA”), most of which is used to make oxyfuels, isobutylene and tertiary butyl hydro peroxide (“TBHP”)). PO derivatives include propylene glycol (“PG”), propylene glycol ethers (“PGE”) and butanediol (“BDO”). We believe that our proprietary PO and acetyls production process technologies provide us with a cost advantaged position for these products and their derivatives.

We produce PO through two distinct technologies based on indirect oxidation processes, one of which yields TBA as the co-product and the other of which yields SM as the co-product. The two technologies are mutually exclusive, meaning that a manufacturing facility must be dedicated either to PO/TBA or to PO/SM. We believe that we are the largest producer of MTBE/ETBE worldwide.

Capacities, which are presented in pounds unless otherwise indicated, include 100% of the capacity of joint venture facilities.

Product	Annual Capacity(1)	Primary Uses
Propylene Oxide (“PO”)	5.2 billion	PO is a key component of polyols, PG, PGE and BDO
PO Co-Products:
Styrene Monomer (“SM”)	6.4 billion	SM is used to produce plastics, such as expandable polystyrene for packaging, foam cups and containers, insulation products and durables and engineering resins

Isobutylene	1.4 billion	Isobutylene is a derivative of TBA used in the manufacture of synthetic rubber as well as fuel and lubricant additives, such as MTBE and ETBE
PO Derivatives:
Propylene Glycol (“PG”)	1.2 billion	PG is used to produce unsaturated polyester resins for bathroom fixtures and boat hulls; antifreeze, coolants and aircraft deicers; and cosmetics and cleaners

Propylene Glycol Ethers (“PGE”)	545 million	PGE are used as solvents for paints, coatings, cleaners and a variety of electronics applications

Butanediol (“BDO”)	395 million	BDO is used in the manufacture of engineering resins, films, personal care products, pharmaceuticals, coatings, solvents and adhesives
Acetyls:
Methanol (in gallons)	190 million	Methanol is a raw material used to produce acetic acid, MTBE, formaldehyde and several other products

Acetic Acid	1.2 billion	Acetic acid is a raw material used to produce VAM, terephthalic acid (used to produce polyester for textiles and plastic bottles), industrial solvents and a variety of other chemicals

Vinyl Acetate Monomer (“VAM”)	700 million	VAM is used to produce a variety of polymers, products used in adhesives, water-based paint, textile coatings and paper coatings
Ethylene Derivatives:
Ethylene Oxide (“EO”)	800 million EO equivalents; 400 million as pure EO	EO is used to produce surfactants, industrial cleaners, cosmetics, emulsifiers, paint, heat transfer fluids and ethylene glycol

Ethylene Glycol (“EG”)	650 million	EG is used to produce polyester fibers and film, polyethylene terephthalate resin, heat transfer fluids and automobile antifreeze

Product	Annual Capacity(1)	Primary Uses
Ethylene Glycol Ethers	225 million	Ethylene glycol ethers are used to produce paint and coatings, polishes, solvents and chemical intermediates

Ethanol (in gallons)	50 million	Ethanol is used as a fuel and a fuel additive and in the production of solvents as well as household, medicinal and personal care products
Gasoline Blending Components:
Methyl Tertiary Butyl Ether (“MTBE”) / Ethyl Tertiary Butyl Ether (“ETBE”) (in barrels per day)	75,000	MTBE is a high octane gasoline blending component; ETBE is an alternative gasoline blending component based on agriculturally produced ethanol

(1)	The annual capacities include 2,516 million pounds of PO; 2,894 million pounds of SM; 132 million pounds of PG; and 29 million gallons of methanol production owned by third parties through joint venture or other contractual relationships.

Sales & Marketing / Customers

We produce and deliver our PO and its co-products and derivatives through sales agreements, processing agreements and spot sales as well as product exchanges. We have a number of multi-year processing (or tolling) and sales agreements. We sell most of our SM production into the North American and European merchant markets and to Asian and South American export markets through long-term sales contracts and processing agreements. We purchase SM for resale, when necessary, to satisfy customer demand that exceeds our production levels. Volumes of SM purchases made for resale can vary significantly from period to period. However, purchased volumes have not historically had a significant impact on profits.

Our I&D segment converts most of its TBA, which is produced as a co-product of the PO process, to isobutylene. Over half of the isobutylene is reacted with methanol or ethanol to produce MTBE and ETBE. The remaining isobutylene is sold into the external market as high purity and purity grade isobutylene.

We sell our MTBE and ETBE production under market-based sales agreements and in the spot market. Substantially all refiners and blenders have discontinued the use of MTBE in the U.S., partly as a result of governmental initiatives to increase use of bio-ethanol in gasoline and to reduce or effectively ban the use of MTBE. However, MTBE/ETBE demand for gasoline blending remains strong within most of the remaining worldwide market. Accordingly, we market MTBE and ETBE produced in the U.S. for use outside of the U.S. Japan has opted to use ETBE as a means of meeting its carbon dioxide reduction commitments under the Kyoto Protocol, and we source a significant portion of Japan’s bio-fuels needs. Some of our plants have the flexibility to produce either MTBE or ETBE to accommodate market needs.

Sales of MTBE, ETBE, acetyls, PO and PO co-products and derivatives are made by our marketing and sales personnel, and also through distributors and independent agents in the Americas, Europe, the Middle East, Africa and the Asia Pacific region.

Acetyls, including acetic acid and VAM, are consumed internally and sold worldwide under multi-year contracts and on a spot basis. Our acetyls business uses methanol, which we produce internally, as a raw material for the production of acetic acid and also sells the methanol under annual contracts and on a spot basis to large U.S. customers.

EO and EG typically are sold under multi-year contracts and on a spot basis, with market-based pricing. Glycol ethers are sold primarily into the solvent and distributor markets at market prices. The vast majority of the ethylene derivative products are sold in North America and Asia, primarily through our sales organizations.

Joint Venture Relationships

Our U.S. PO joint venture, in which Bayer Corporation has an interest, operates four of our U.S. operating units. Bayer’s interest represents ownership of an in-kind portion of the PO production of 1.5 billion pounds per year. We take, in-kind, the remaining PO production and all co-product (SM and TBA) production. We do not share marketing or product sales with Bayer under the U.S. PO joint venture. The parties’ rights in the joint venture are based on off take volumes as opposed to ownership percentages. Bayer also has the right to 50% of the PO and SM production of our European PO joint venture. Our proportional additional production capacity provided through this venture is 345 million pounds of PO and 740 million pounds of SM.

We also have joint venture manufacturing relationships in Japan and China. These ventures provide us with additional production capacity of 314 million pounds of PO, 680 million pounds of SM and 88 million pounds of PG. These capacities are based on our ownership percentage of the joint ventures’ total capacities.

Raw Materials

The primary raw materials used for the production of PO and its co-products and derivatives are propylene, isobutane, mixed butane, ethylene and benzene. The market prices of these raw materials historically have been related to the price of crude oil, NGLs and natural gas, as well as supply and demand for the raw materials.

In the U.S., we obtain a large portion of our propylene, benzene and ethylene raw materials needed for the production of PO and its co-products and derivatives internally from our O&P–Americas segment. Raw materials for the non-U.S. production of PO and its co-products and derivatives are obtained internally and also from third parties. We consume a significant portion of our internally-produced PO in the production of PO derivatives.

The cost of raw materials generally is the largest component of total production cost for PO and its co-products and derivatives. The raw material requirements for these businesses are purchased at market-based prices from numerous suppliers in the U.S. and Europe with which we have established contractual relationships, as well as in the spot market.

We purchase our ethanol requirements for the production of ETBE from third parties; the methanol for our MTBE production comes from internal production and third parties. The primary raw materials required for the production of acetic acid are carbon monoxide and methanol. We purchase carbon monoxide pursuant to a long-term contract under which pricing is based primarily on the cost of production. All methanol required for acetyls production is internally sourced. Natural gas is the primary raw material required for the production of methanol.

In addition to ethylene, acetic acid is a primary raw material for the production of VAM. For the production of VAM, we obtain our entire requirements for acetic acid and ethylene from our internal production. Historically we have used a large percentage of our acetic acid production to produce VAM.

Industry Dynamics / Competition

Based on published data regarding PO capacity, we believe that, excluding our partners’ shares of joint venture capacity, we are the second largest producer of PO worldwide, with approximately 13% of the total worldwide capacity for PO. Based on published data regarding SM capacity, we believe that we are one of the largest producers of SM worldwide, with approximately 5% of the total worldwide capacity for SM as of December 31, 2012. We believe that we are the ninth and eighth largest producer of acetic acid and VAM, respectively, each with approximately 3% and 4% of the total worldwide capacity as of December 31, 2012.

Refining

Overview

Our Houston refinery, which is located on the Houston Ship Channel in Houston, Texas, has a heavy, high-sulfur crude oil processing capacity of approximately 268,000 barrels per day on a calendar day basis (normal operating basis), or approximately 292,000 barrels per day on a stream day basis (maximum achievable over a 24 hour period). The Houston refinery has a Nelson Complexity Index of 12.5. The Houston refinery is a full conversion refinery designed to refine heavy, high-sulfur crude oil. This crude oil is more viscous and dense than traditional crude oil and contains higher concentrations of sulfur and heavy metals, making it more difficult to refine into gasoline and other high-value fuel products. However, this crude oil has historically been less costly to purchase than light, low-sulfur crude oil such as Brent. Recently, certain crudes such as West Texas Intermediate (WTI) and West Texas Sour (WTS) have been priced lower than normal trends due to transportation constraints.

On January 4, 2012, we ceased refinery operations at our Berre refinery in France. The cessation of operations was in accordance with an agreement executed in the fourth quarter of 2011 by certain of our French subsidiaries and union representatives. Additional information about the cessation of operations can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The following table outlines the primary products of our Refining segment capacity as of December 31, 2012, unless otherwise noted and the primary uses for those products.

Product	Capacity	Primary Uses
Gasoline and components	120,000 barrels per day	Automotive fuel

Ultra Low Sulfur Diesel	95,000 barrels per day	Diesel fuel for cars and trucks

Jet Fuel	25,000 barrels per day	Aviation fuel

Lube Oils	4,000 barrels per day	Industrial lube oils, railroad engine additives and white oils for food-grade applications

Aromatics	7,000 barrels per day	Intermediate chemicals

Sales & Marketing / Customers

Gasoline sales accounted for 10% of our total revenues in 2012, 7% in 2011 and 9% in 2010. The Houston refinery’s products primarily are sold in bulk to other refiners, marketers, distributors and wholesalers at market-related prices. Most of the Houston refinery’s products are sold under contracts with a term of one year or less or are sold in the spot market. The Houston refinery’s products generally are transported to customers via pipelines and terminals owned and operated by other parties.

Raw Materials

We purchase the crude oil used as a raw material for the Houston refinery on the open market on a spot basis and under a number of supply agreements with regional producers.

Industry Dynamics / Competition

Based on published data, as of January 2012, there were 144 operable crude oil refineries in the U.S., and total U.S. refinery capacity was approximately 17.3 million barrels per day. During 2012, the Houston refinery processed an average of approximately 255,000 barrels per day of crude oil, representing approximately 1.5% of all U.S. crude processing capacity.

A crack spread is a benchmark indication of refining margins based on the processing of a specific type of crude oil into an assumed selection of refined products. The Houston refinery generally tracks the Maya 2-1-1 crack spread, which represents the difference between the first month futures price of two barrels of Maya crude oil as set by Pemex and one barrel each of U.S. Gulf Coast 87 Octane Conventional Gasoline and U.S. Gulf Coast No. 2 Heating Oil (high-sulfur diesel). While these benchmark refining spreads are generally indicative of the level of profitability at the Houston refinery and the refining industry generally, there are many other factors specific to each refinery that influence operating results.

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

Our polyolefin process licenses are structured to provide a standard core technology, with individual customer needs met by adding customized modules that provide the required capabilities to produce the defined production grade slate and plant capacity. In addition to the basic license agreement, a range of services can also be provided, including project assistance; training; start-up assistance of the plant; and ongoing technical support after start-up. We may also offer marketing and sales services. In addition, licensees may continue to purchase polyolefin catalysts that are consumed in the production process, generally under long-term catalyst supply agreements with us.

Process Technology Licensing

We are a leading licensor of polyolefin process technologies. In addition, we license a selective portfolio of chemical process technologies in the fields of olefin recovery, olefin conversion, aromatics extraction and acetyls.

Polyolefin Catalysts

Under the Avant brand, we are a leading manufacturer and supplier of polyolefin catalysts. As a large polyolefin producer, approximately 25% of catalyst sales are inter-company.

Research and Development

Our research and development activities are designed to improve our existing products and processes, and discover and commercialize new materials, catalysts and processes. These activities focus on product and application development, process development, catalyst development and fundamental polyolefin focused research.

In 2012, 2011 and 2010, our research and development expenditures were $172 million, $196 million and $154 million, respectively. A portion of these expenses are related to technical support and customer service and are allocated to the other business segments.

GENERAL

Intellectual Property

We maintain an extensive patent portfolio and continue to file new patent applications in the U.S. and other countries. As of December 31, 2012, we owned approximately 5,000 patents and patent applications worldwide. Our patents and trade secrets cover our processes, products and catalysts and are significant to our competitive position, particularly with regard to PO, intermediate chemicals, petrochemicals, polymers and our process technologies. We own globally registered and unregistered trademarks including the “LyondellBasell,” “Lyondell” and “Equistar” trade names. While we believe that our intellectual property provides competitive advantages, we do not regard our businesses as being materially dependent upon any single patent, trade secret or trademark. Some of our heritage production capacity operates under licenses from third parties.

Environmental

Regulation

We are subject to extensive international, national, state, local and environmental laws, regulations, directives, rules and ordinances and are required to have permits and licenses concerning emissions to the air, discharges onto land or waters and the generation, handling, storage, transportation, treatment, disposal and remediation of hazardous substances and waste materials.

Under the European Union Integrated Pollution Prevention and Control Directive (“IPPC”), EU Member State governments are to adopt rules and implement an environmental permitting program relating to air, water and waste for individual facilities. The EU countries are at varying stages in their respective implementation of the IPPC permit program. We do not know with certainty what future IPPC permits will require, or the future costs of compliance with the IPPC permit program. The EU also has passed legislation governing the registration, evaluation and authorization of chemicals, known as REACh, pursuant to which we are required to register chemicals and gain authorization for the use of certain substances. As an importer of chemicals and materials from outside the EU, we are subject to additional registration obligations.

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

Under the U.S. Resource Conservation and Recovery Act of 1976, various U.S. state and non-U.S. government regulations regulate the handling, transporting and disposal of hazardous and non-hazardous waste. Our manufacturing sites have, and may in the future, handle on-site waste disposal, subjecting us to these laws and regulations.

Capital Expenditures

In some cases, compliance with environmental, health and safety laws and regulations can only be achieved by capital expenditures. Regulatory-related capital expenditures at our facilities were $159 million in 2012, and we estimate such expenditures to be approximately $157 million in 2013 and $194 million in 2014.

Our regulatory-related capital expenditures in 2012 primarily relate to projects designed to reduce and control emissions from our plant operations in both the U.S. and Europe.

Stricter environmental, safety and health laws, regulations and enforcement policies could result in increased environmental capital expenditures by us above current estimates.

Employee Relations

As of December 31, 2012, we had approximately 13,500 full-time and part-time employees. Of these, approximately 5,800 were in North America, approximately 6,600 were in Europe and approximately 1,100 were in other locations.

As of December 31, 2012, approximately 800 of our employees in North America were represented by labor unions. The vast majority of our employees in Europe and South America are subject to staff council or works council coverage or collective bargaining agreements.

In addition to our own employees, we use the services of contractors in the routine conduct of our businesses.

We believe our relations with our employees are satisfactory.

Description of Properties

Our principal manufacturing facilities as of December 31, 2012 are set forth below, and are identified by the principal segment or segments using the facility. All of the facilities are wholly owned, except as otherwise noted.

Location	Segment	Principal Products
Americas
Bayport (Pasadena), Texas	I&D	Ethylene Oxide, Ethylene Glycol and other Ethylene Oxide derivatives

Bayport (Pasadena), Texas(1)	I&D	PO, PG, PGE, TBA and Isobutylene

Bayport (Pasadena), Texas	O&P—Americas	PP and Catalloy process resins

Channelview, Texas(2)	O&P—Americas	Ethylene, Propylene, Butadiene, Benzene and Toluene

	Refining	Alkylate

Channelview, Texas(1)(2)(3)	I&D	IPA, PO, BDO, SM, Isobutylene, ETBE and MTBE

Chocolate Bayou, Texas	O&P—Americas	PE (HDPE)

Clinton, Iowa	O&P—Americas	Ethylene and Propylene PE (LDPE and HDPE)

Corpus Christi, Texas	O&P—Americas	Ethylene, Propylene, Butadiene and Benzene

Ensenada, Argentina	O&P—Americas	PP

Ensenada, Argentina	O&P—EAI	PP compounds

Location	Segment	Principal Products

Houston, Texas	Refining	Gasoline, Diesel, Jet Fuel and Lube Oils

La Porte, Texas(4)	O&P—Americas	Ethylene and Propylene PE (LDPE and LLDPE)

La Porte, Texas(4)(5)	I&D	VAM, acetic acid and methanol

Lake Charles, Louisiana	O&P—Americas	PP and Catalloy process resins

Matagorda, Texas	O&P—Americas	PE (HDPE)

Morris, Illinois	O&P—Americas	PE (LDPE and LLDPE)

Victoria, Texas†	O&P—Americas	PE (HDPE)
Europe
Bayreuth, Germany	O&P—EAI	PP compounds

Berre l’Etang, France	O&P—EAI	Butadiene, PP and PE (HDPE and LDPE)

Botlek, Rotterdam, The Netherlands†	I&D	PO, PG, PGE, TBA, Isobutylene, BDO, MTBE and ETBE

Brindisi, Italy	O&P—EAI	PP

Ferrara, Italy	O&P—EAI Technology	PP and Catalloy process resins Polyolefin catalysts

Fos-sur-Mer, France†	I&D	PO, PG, TBA, MTBE and ETBE

Frankfurt, Germany†	O&P—EAI Technology	PE (HDPE) Polyolefin catalysts

Knapsack, Germany†	O&P—EAI	PP and PP compounds

Ludwigshafen, Germany†	Technology	Polyolefin catalysts

Maasvlakte (near Rotterdam), The Netherlands(6)	I&D	PO and SM

Moerdijk, The Netherlands†	O&P—EAI	Catalloy process resins and PB-1

Münchsmünster, Germany†	O&P—EAI	Ethylene, Propylene, PE (HDPE)

Tarragona, Spain(7)	O&P—EAI	PP and PP compounds

Wesseling, Germany	O&P—EAI	Ethylene, Propylene and Butadiene PP and PE (HDPE and LDPE)
Asia Pacific
Geelong, Australia	O&P—EAI	PP

†	The facility is located on leased land.
(1)	The Bayport PO/TBA plants and the Channelview PO/SM I plant are held by the U.S. PO joint venture between Bayer and Lyondell Chemical. These plants are located on land leased by the U.S. PO joint venture.
(2)	Equistar Chemicals, LP operates a styrene maleic anhydride unit and a polybutadiene unit, which are owned by an unrelated party and are located within the Channelview facility on property leased from Equistar Chemicals, LP.

(3)	Unrelated equity investors hold a minority interest in the PO/SM II plant at the Channelview facility.
(4)	The La Porte facilities are on contiguous property.
(5)	The La Porte methanol facility is owned by La Porte Methanol Company, a partnership owned 85% by us.
(6)	The Maasvlakte plant is owned by the European PO joint venture and is located on land leased by the European PO joint venture.
(7)	The Tarragona PP facility is located on leased land; the compounds facility is located on co-owned land.

Other Locations and Properties

Our corporate seat is in Rotterdam, The Netherlands. We have administrative offices in Rotterdam, The Netherlands and Houston, Texas. We maintain research facilities in Lansing, Michigan; Channelview, Texas; Cincinnati, Ohio; Ferrara, Italy and Frankfurt, Germany. Our Asia Pacific headquarters are in Hong Kong. We also have technical support centers in Bayreuth, Germany; Geelong, Australia; and Tarragona, Spain. We have various sales facilities worldwide.

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

Corporate Structure

The Company was formed to serve as the new parent holding company for certain subsidiaries of LyondellBasell Industries AF S.C.A. (“LyondellBasell AF”). LyondellBasell AF was the parent company of the combination of Lyondell Chemical Company and Basell AF S.C.A. in December 2007, which created one of the world’s largest private petrochemical companies. From January 2009 through April 2010, LyondellBasell AF and 93 of its subsidiaries were debtors in jointly administered bankruptcy cases in U.S. Bankruptcy Court for the Southern District of New York. As of April 30, 2010, the date of emergence from bankruptcy proceedings, LyondellBasell AF’s equity interests in its indirect subsidiaries terminated and LyondellBasell Industries N.V. now owns and operates, directly and indirectly, substantially the same business as LyondellBasell AF owned and operated prior to emergence from the bankruptcy cases, including subsidiaries of LyondellBasell AF that were not involved in the bankruptcy cases.

Item 1A. Risk Factors.

You should carefully consider the following risk factors in addition to the other information included in this Annual Report on Form 10-K. Each of these risk factors could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common stock.

Our business, including our results of operations and reputation, could be adversely affected by process safety or product liability issues.

Failure to appropriately manage safety, human health, product liability and environmental risks associated with our products, product life cycles and production processes could adversely impact employees, communities, stakeholders, our reputation and our results of operations. Public perception of the risks associated with our products and production processes could impact product acceptance and influence the regulatory environment in which we operate. While we have procedures and controls to manage process safety risks, issues could be created by events outside of our control including natural disasters, severe weather events and acts of sabotage.

Our operations are subject to risks inherent in chemical and refining businesses, and we could be subject to liabilities for which we are not fully insured or that are not otherwise mitigated.

We maintain property, business interruption, product, general liability, casualty and other types of insurance, including pollution and legal liability, that we believe are in accordance with customary industry practices. However, we are not fully insured against all potential hazards incident to our business, including losses resulting from natural disasters, wars or terrorist acts. Changes in insurance market conditions have caused, and may in the future cause, premiums and deductibles for certain insurance policies to increase substantially and, in some instances, for certain insurance to become unavailable or available only for reduced amounts of coverage. If we were to incur a significant liability for which we were not fully insured, we might not be able to finance the amount of the uninsured liability on terms acceptable to us or at all, and might be obligated to divert a significant portion of our cash flow from normal business operations.

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

We obtain a substantial portion of our principal raw materials from sources in North Africa, the Middle East, and South America that may be less politically stable than other areas in which we conduct business, such as Europe or the U.S. Political instability, civil disturbances and actions by governments in these areas are likely to substantially increase the price and decrease the supply of raw materials necessary for our operations, which will have a material adverse effect on our results of operations.

Recently, increased incidents of civil unrest, including terrorist attacks and demonstrations which have been marked by violence, have occurred in some countries in North Africa and the Middle East. Some political regimes in these countries are threatened or have changed as a result of such unrest. Political instability and civil unrest could continue to spread in the region and involve other areas. Such unrest, if it continues to spread or grow in intensity, could lead to civil wars, regional conflict, or regime changes resulting in governments that are hostile to countries in which we conduct substantial business, such as Europe, the U.S., or their respective allies.

Costs and limitations on supply of raw materials and energy may result in increased operating expenses.

The costs of raw materials and energy represent a substantial portion of our operating expenses. Energy costs generally follow price trends of crude oil and natural gas. These price trends may be highly volatile and cyclical. In the past, raw material and energy costs have experienced significant fluctuations that adversely affected our business segments’ results of operations. For example, we continue to benefit from the favorable ratio of U.S. natural gas prices to crude oil prices. However, if the price of crude oil decreases relative to U.S. natural gas prices or if the demand for natural gas and NGLs increases, this may have a negative result on our results of operations. Additionally, the export of NGLs from the U.S. and or greater restrictions on hydraulic fracturing could restrict the availability of our raw materials thereby increasing our costs.

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

Additionally, there is growing concern over the reliability of water sources, including around the Texas Gulf Coast where several of our facilities are located. The decreased availability or less favorable pricing for water as a result of population growth, drought or regulation could negatively impact our operations.

If our raw material or utility supplies were disrupted, our businesses may incur increased costs to procure alternative supplies or incur excessive downtime, which would have a direct negative impact on plant operations. Disruptions of supplies may occur as a result of transportation issues including, but not limited to, as a result of natural disasters and water levels that can affect the ability of vessels, barges, rails, trucks and pipeline traffic. These risks are particularly prevalent in the U.S. Gulf Coast area.

With increased volatility in raw material costs, our suppliers could impose more onerous terms on us, resulting in shorter payment cycles and increasing our working capital requirements.

The economic crisis in Europe could have a material adverse effect on our business, prospects, operating results, financial condition and cash flows.

The recent European economic crisis resulted in reduced consumer confidence and spending in many countries in Europe, particularly southern Europe. A significant portion of our revenues and earnings are derived from our business in Europe, including southern Europe. In addition, most of our European transactions and assets, including cash reserves and receivables, are denominated in euros.

If the European economic crisis continues or further deteriorates, there will likely be a continued negative effect on our European business, as well as the businesses of our European customers, suppliers and partners. In addition, if the crisis ultimately leads to the break-up of the European economic and monetary union or a significant devaluation of the euro, the value of our financial assets that are denominated in euros would be significantly reduced when translated to U.S. dollars for financial reporting purposes. Any of these conditions could ultimately harm our overall business, prospects, operating results, financial condition and cash flows.

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

In addition, new capacity additions in Asia, the Middle East and North America may lead to periods of oversupply and lower profitability. A sizable number of expansions have recently been announced in North America. The timing and extent of any changes to currently prevailing market conditions are uncertain and supply and demand may be unbalanced at any time. As a consequence, we are unable to accurately predict the extent or duration of future industry cycles or their effect on our business, financial condition or results of operations. We can give no assurances as to any predictions we may make with respect to the timing, extent or duration of future industry cycles.

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

In addition, because the Houston refinery is our only refining operation, an outage at the refinery could have a particularly negative impact on our operating results. Unlike our chemical and polymer production facilities, which may have sufficient excess capacity to mitigate the negative impact of lost production at other facilities, we do not have the ability to increase refining production elsewhere in the U.S.

Although we take precautions to enhance the safety of our operations and minimize the risk of disruptions, our operations are subject to hazards inherent in chemical manufacturing and refining and the related storage and transportation of raw materials, products and wastes. These potential hazards include:

•	pipeline leaks and ruptures;

•	explosions;

•	fires;

•	severe weather and natural disasters;

•	mechanical failure;

•	unscheduled downtimes;

•	supplier disruptions;

•	labor shortages or other labor difficulties;

•	transportation interruptions;

•	increased restrictions on, or the unavailability of, water for use at our manufacturing sites or for the transport of our products or raw materials;

•	remediation complications;

•	chemical and oil spills;

•	discharges or releases of toxic or hazardous substances or gases;

•	storage tank leaks;

•	other environmental risks; and

•	terrorist acts.

Some of these hazards may cause severe damage to or destruction of property and equipment and may result in suspension of operations or the shutdown of affected facilities.

Increased IT security threats and more sophisticated and targeted computer crime could pose a risk to our systems, networks, products, facilities and services.

Increased global information security threats and more sophisticated, targeted computer crime pose a risk to the confidentiality, availability and integrity of our data, operations and infrastructure. While we attempt to mitigate these risks by employing a number of measures, including employee training, comprehensive monitoring of our networks and systems, and maintenance of backup and protective systems, our employees, systems, networks, products, facilities and services remain potentially vulnerable to sophisticated espionage or continual cyber-assault. Depending on their nature and scope, such threats could potentially lead to the compromise of confidential information, improper use of our systems and networks, manipulation and destruction of data, defective products, production downtimes and operational disruptions, which in turn could adversely affect our reputation, competitiveness and results of operations.

We operate internationally and are subject to exchange rate fluctuations, exchange controls, political risks and other risks relating to international operations.

We operate internationally and are subject to the risks of doing business on a global level. These risks include fluctuations in currency exchange rates, economic instability and disruptions, restrictions on the transfer of funds and the imposition of duties and tariffs. Additional risks from our multinational business include transportation delays and interruptions, war, terrorist activities, epidemics, pandemics, political instability, import and export controls, changes in governmental policies, labor unrest and current and changing regulatory environments.

We generate revenues from export sales and operations that may be denominated in currencies other than the relevant functional currency. Exchange rates between these currencies and functional currencies in recent years have fluctuated significantly and may do so in the future. We also could hedge certain revenues and costs using derivative instruments to minimize the impact of changes in the exchange rates of those currencies compared to the respective functional currencies. It is possible that fluctuations in exchange rates will result in reduced operating results. Additionally, we operate with the objective of having our worldwide cash available in the locations where it is needed, including The Netherlands for our parent company’s significant cash obligations as a result of dividend and interest payments. It is possible that we may not always be able to provide cash to other jurisdictions when needed or that such transfers of cash could be subject to additional taxes, including withholding taxes. This particularly is true of transfers of cash outside of the United States, where we currently have significant cash flows from operations.

Our operating results could be negatively affected by the global laws, rules and regulations, as well as political environments in the jurisdictions in which we operate. There could be reduced demand for our products, decreases in the prices at which we can sell our products and disruptions of production or other operations. Additionally, there may be substantial capital and other costs to comply with regulations and/or increased security costs or insurance premiums, any of which could reduce our operating results.

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

We have a significant worldwide patent portfolio of issued and pending patents. These patents, together with proprietary technical know-how, are significant to our competitive position, particularly with regard to propylene oxide, performance chemicals, petrochemicals, and polymers, including process technologies such as Spheripol, Spherizone, Hostalen, Spherilene, Lupotech T and Avant catalyst family technology rights. We rely on the patent, copyright and trade secret laws of the countries in which we operate to protect our investment in research and development, manufacturing and marketing. However, we may be unable to prevent third parties from using our intellectual property without authorization. Proceedings to protect these rights could be costly, and we may not prevail.

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

Our industry is subject to extensive government regulation, and existing, or future regulations may restrict our operations, increase our costs of operations or require us to make additional capital expenditures.

Compliance with regulatory requirements could result in higher operating costs, such as regulatory requirements relating to emissions, the security of our facilities, and the transportation, export or registration of our products. We generally expect that regulatory controls worldwide will become increasingly more demanding, but cannot accurately predict future developments.

Increasingly strict environmental laws and inspection and enforcement policies, could affect the handling, manufacture, use, emission or disposal of products, other materials or hazardous and non-hazardous waste. Stricter environmental, safety and health laws, regulations and enforcement policies could result in increased operating costs or capital expenditures to comply with such laws and regulations. Additionally, we are required to have permits for our businesses and are subject to licensing regulations. These permits and licenses are subject to renewal, modification and in some circumstances, revocation. Further, the permits and licenses are often difficult, time consuming and costly to obtain and could contain conditions that limit our operations.

We may incur substantial costs to comply with climate change legislation and regulatory initiatives.

There has been a broad range of proposed or promulgated state, national and international laws focusing on greenhouse gas (“GHG”) reduction. These proposed or promulgated laws apply or could apply in countries where we have interests or may have interests in the future. Laws in this field continue to evolve and, while they are likely to be increasingly widespread and stringent, at this stage it is not possible to accurately estimate either a timetable for implementation or our future compliance costs relating to implementation. Within the framework of EU emissions trading, we were allocated certain allowances of carbon dioxide per year for the affected plants of our European sites for the 2005 to 2007 period. For the second trading period (2008 to 2012), a number of our plants were included in the Europe-wide trading system. We expect to incur additional costs as a result of the existing emissions trading scheme (including the third trading period starting in 2013) and could incur additional costs in relation to any future carbon or other greenhouse gas emission trading schemes. The costs could be higher to the extent that we decide to sell credits that we need in the future.

In the U.S., the Environmental Protection Agency (the “EPA”) has promulgated federal GHG regulations under the Clean Air Act affecting certain sources. The EPA has issued mandatory GHG reporting requirements, requirements to obtain GHG permits for certain industrial plants and proposals for GHG performance standards for some facilities. The recent EPA action could be a precursor to further federal regulation of carbon dioxide emissions and other greenhouse gases, and may affect the outcome of other climate change lawsuits pending in U.S. federal courts in a manner unfavorable to our industry. In any event, additional regulation may be forthcoming at the U.S. federal or state level with respect to GHG emissions, and such regulation could result in the creation of additional costs in the form of taxes or required acquisition or trading of emission allowances.

Compliance with these or other changes in laws, regulations and obligations that create a GHG emissions trading scheme or GHG reduction policies generally could significantly increase our costs or reduce demand for products we produce. Additionally, compliance with these regulations may result in increased permitting necessary for the operation of our business or for any of our growth plans. Difficulties in obtaining such permits could have an adverse effect on our future growth. Therefore, any future potential regulations and legislation could result in increased compliance costs, additional operating restrictions or delays in implementing growth projects or other capital investments, and could have a material adverse effect on our business and results of operations.

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

Our business is capital intensive and we rely on cash generated from operations and external financing to fund our growth and ongoing capital needs. Limitations on access to external financing could adversely affect our operating results.

We require significant capital to operate our current business and fund our growth strategy. Moreover, interest payments, dividends and the expansion of our business or other business opportunities may require significant amounts of capital. We believe that our cash from operations currently will be sufficient to meet these needs. However, if we need external financing, our access to credit markets and pricing of our capital is dependent upon maintaining sufficient credit ratings from credit rating agencies and the state of the capital markets generally. There can be no assurances that we would be able to incur indebtedness on terms we deem acceptable, and it is possible that the cost of any financings could increase significantly, thereby increasing our expenses and decreasing our net income. If we are unable to generate sufficient cash flow or raise adequate external financing, including as a result of significant disruptions in the global credit markets, we could be forced to restrict our operations and growth opportunities, which could adversely affect our operating results.

We may use our five-year, $2.0 billion revolving credit facility to meet our cash needs, to the extent available. As of December 31, 2012, we had no borrowings and $48 million of letters of credit issued and supported by the facility, leaving an unused and available credit capacity of $1,949 million. In the event of a default under our credit facility or any of our senior notes, we could be required to immediately repay all outstanding borrowings and make cash deposits as collateral for all obligations the facility supports, which we may not be able to do. Any default under any of our credit arrangements could cause a default under many of our other credit agreements and debt instruments. Without waivers from lenders party to those agreements, any such default could have a material adverse effect on our ability to continue to operate.

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

New or revised governmental regulations and independent studies relating to the effect of our products on health, safety and the environment may affect demand for our products and the cost of producing our products. Initiatives by governments and private interest groups will potentially require increased toxicological testing and risk assessments of a wide variety of chemicals, including chemicals used or produced by us. For example, in the United States, the National Toxicology Program (“NTP”) is a federal interagency program that seeks to identify and select for study chemicals and other substances to evaluate potential human health hazards. In the European Union, REACh is regulation designed to identify the intrinsic properties of chemical substances, assess hazards and risks of the substances, and identify and implement the risk management measures to protect humans and the environment.

Assessments under NTP, REACh or similar programs or regulations in other jurisdictions may result in heightened concerns about the chemicals we use or produce and may result in additional requirements being placed on the production, handling, labeling or use of those chemicals. Such concerns and additional requirements could also increase the cost incurred by our customers to use our chemical products and otherwise limit the use of these products, which could lead to a decrease in demand for these products. Such a decrease in demand could have an adverse impact on our business and results of operations.

A substantial portion of our ordinary shares are owned by a few persons, and their interests in LyondellBasell Industries N.V. may conflict with other stakeholders’ interests.

As of February 1, 2013, two separate groups of affiliated shareholders collectively own approximately 34% of our outstanding ordinary shares. Under Dutch law, there are no quorum requirements for shareholder voting and most matters are approved or adopted by a majority of votes cast. As a result, as long as these shareholders or any other substantial shareholder own, directly or indirectly, a substantial portion of our outstanding shares, they will be able to significantly influence all matters requiring shareholder approval, including amendments to our Articles of Association, the election of directors, significant corporate transactions, dividend payments and other matters. These shareholders may have interests that conflict with other stakeholders, including holders of our notes, and actions may be taken that other stakeholders do not view as beneficial.

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

Additionally, from time to time certain aspects of our business processes may be outsourced to third parties. The processes, or the portions thereof, that are outsourced generally will tend to be labor intensive transactional activities. Although we make a diligent effort to ensure that all providers of outsourced services observe proper internal control practices and procedures, we cannot assure that failures will not occur. The failure of such third parties to provide adequate services could adversely affect our results of operations, liquidity, or our ability to provide adequate financial and management reporting.

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

Certain of our current pension plans have projected benefit obligations that exceed the fair value of the plan assets. As of December 31, 2012, the aggregate deficit was $1,121 million. Any declines in the fair values of the pension plans assets could require additional payments by us in order to maintain specified funding levels.

Our pension plans are subject to legislative and regulatory requirements of applicable jurisdictions, which could include, under certain circumstances, local governmental authority to terminate the plan.

Our operations could be adversely affected by labor relations.

The vast majority of our employees located in Europe and South America are represented by labor unions and works councils. Approximately 800 of our employees located in North America are represented by labor unions.

Our operations have been in the past, and may be in the future, significantly and adversely affected by strikes, work stoppages and other labor disputes.

Item 1B.	Unresolved Staff Comments.

None.

Item 3.	Legal Proceedings.

Environmental Matters

From time to time we and our joint ventures receive notices or inquiries from federal, state or local governmental entities regarding alleged violations of environmental laws and regulations pertaining to, among other things, the disposal, emission and storage of chemical and petroleum substances, including hazardous wastes. Item 103 of the SEC’s Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and the proceedings involve potential monetary sanctions that we reasonably believe could exceed $100,000. There were no such matters pending as of December 31, 2012.

Litigation and Other Matters

Information regarding our litigation and other legal proceedings can be found in Note 19, Commitments and Contingencies, to the Consolidated Financial Statements.

Item 4.	Mine Safety Disclosures.

Not applicable.

Disclosure pursuant to Section 219 of the Iran Threat Reduction & Syria Human Rights Act

Certain non-U.S. subsidiaries of our predecessor, LyondellBasell AF, licensed processes to construct and operate manufacturing plants in Iran that produce polyolefin plastic material, which is used in the packaging of household and consumer goods. The subsidiaries also provided engineering support and supplied catalyst products to be used in these manufacturing operations. In 2009, the Company made the decision to suspend the pursuit of any new business dealings in Iran.

As previously disclosed by the Company, in 2010, our management made the further decision to terminate all business by the Company and its direct and indirect subsidiaries with the government, entities and individuals in Iran. The termination was made in accordance with all applicable laws and with the knowledge of U.S. Government authorities. As part of the termination, we entered into negotiations with Iranian counterparties in order to exit our contractual obligations. As described below, two transactions occurred under settlement agreements in early 2012, although the agreements to cease our activities with these counterparties were entered into in 2011. In January 2012, one of our non-U.S. subsidiaries received a final payment of approximately €3.5 million for a shipment of catalyst from an entity that is 50% owned by the National Petrochemical Company of Iran.

Our shipment of the catalyst was in February 2012 as part of the agreement related to our termination and cessation of all business under agreements with the counterparty. In 2012, the gross revenue from this limited activity was approximately, €4.2 million and profit attributable to it was approximately, €2.4 million.

In January and February of 2012, one of the Company’s non-U.S. subsidiaries provided certain engineering documents relating to a polyolefin plastic process to a licensee comprising three Iranian companies, one of which is 20% owned by the National Oil Company of Iran. The provision of documents was the Company’s final act with respect to the termination and cessation of all business under agreements with the counterparties. No gross revenue or profit was attributable to this activity in 2012. The transactions disclosed in this report do not constitute violations of applicable anti-money laundering laws or sanctions laws administered by the U.S. Department of the Treasury, Office of Foreign Assets Control (OFAC), and are not the subject of any enforcement actions under the Iran sanction laws.

We have not conducted, and do not intend to conduct, any further business activities in Iran or with Iranian counterparties.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our shares were listed on the NYSE on October 14, 2010 under the symbol “LYB.” The high and low sales prices for our ordinary shares for the two most recent fiscal years are shown in the table below.

	High	Low
2011
First Quarter	$41.12	$33.57
Second Quarter	48.12	35.84
Third Quarter	41.93	24.41
Fourth Quarter	36.96	22.90
2012
First Quarter	$46.39	$33.11
Second Quarter	46.13	35.97
Third Quarter	53.77	38.44
Fourth Quarter	57.16	44.87

Holders

As of February 8, 2013, there were approximately 5,400 record holders of our shares, including Cede & Co. as nominee of the Depository Trust Company.

Dividends

The Company made the following dividend payments in 2011 and 2012:

	Dividends Paid Per Ordinary Share	Dividend Type
2011
September 7, 2011	$0.20	Interim
December 16, 2011	0.25	Interim
December 16, 2011	4.50	Special
2012
March 8, 2012	$0.25	Interim
May 17, 2012	0.40	Interim
August 30, 2012	0.40	Interim
December 11, 2012	0.40	Interim
December 11, 2012	2.75	Special

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

Dividend distributions to a U.S. holder of our ordinary shares (with an interest of less than 10% of the voting rights in our company) are subject to 15% dividend withholding tax, which is equal to the rate such U.S. holder could be entitled to under the current income tax treaty between the Netherlands and the United States (the “Treaty”). As such, there is no need to claim a refund of the excess of the amount withheld over the Treaty rate.

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

Under the terms of domestic anti-dividend stripping rules, a recipient of dividends distributed on our ordinary shares is not entitled to an exemption from, reduction, refund, or credit of dividend tax if the recipient is not the beneficial owner of such dividends within the meaning of such rules.

Generally, any payments of interest and principal by us on debt have been made free of withholding or deduction for any taxes imposed, levied, withheld or assessed by The Netherlands or any political subdivision or taxing authority thereof or therein.

The issuance or transfer of our ordinary shares, and payments made with respect to our ordinary shares, has not been subject to value added tax in The Netherlands.

The subscription, issue, placement, allotment, delivery, transfer or execution of ordinary shares have not been subject to registration tax, capital tax, customs duty, transfer tax, stamp duty, or any other similar tax or duty in The Netherlands.

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

	4/30/2010	6/30/2010	12/31/2010	6/30/2011	12/31/2011	6/30/2012	12/31/2012
LyondellBasell Industries N.V.	$100	$72.42	$154.26	$173.13	$168.22	$211.83	$321.94
S&P 500 Index	$100	$87.20	$107.49	$113.96	$109.76	$120.17	$127.32
S&P 500 Chemicals Index	$100	$83.42	$117.58	$128.20	$116.10	$132.96	$143.51

Recent Sales of Unregistered Securities

During the quarter ended December 31, 2012, we issued 85,451 shares upon exercise of warrants. The warrants originally were issued on April 30, 2010 with an exercise price of $15.90 per share. Pursuant to the terms of the warrant agreements, the exercise price was adjusted to $13.765 on November 25, 2011 as a result of the payment of a special dividend on December 16, 2011 and further adjusted to $13.055 on November 19, 2012 as a result of the payment of our special dividend on December 11, 2012. Warrants for all 85,451 shares were exercised pursuant to a “cashless exercise” procedure pursuant to which we withhold shares that would otherwise be issued to the warrant holder in payment of the exercise price. As a result, we received no proceeds from these exercises.

The issuance of the warrants and the shares issued upon exercise of the warrants were exempt from the registration requirements of Section 5 of the Securities Act and any other applicable laws pursuant to Section 1145 of the Bankruptcy Code, which generally exempts distributions of securities in connection with plans of reorganization.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
October 1 – October 31	—	—	—	—
November 1 – November 30	90,358	$52.78	—	—
December 1 – December 31	94,876	$54.37	—	—
Total	185,234	$53.59	—	—

(1)	Pursuant to the terms of our CEO’s restricted stock award agreement, if certain shareholders affect sales of their shares, the CEO will automatically vest in a percentage of his restricted stock. On November 7, 2012 and December 10, 2012 affiliates of Apollo Management Holdings L.P. sold 20 million and 21 million shares, respectively, of the Company. As a result of these sales, our CEO automatically vested in 247,897 and 260,292 shares, respectively, of his restricted stock. Of the shares vested, the Company withheld 90,358 and 94,876 shares, respectively, to satisfy tax withholding obligations. The staff of the SEC takes the position that withholding of restricted stock to pay taxes due upon vesting involves a reacquisition of outstanding shares that must be reported as repurchase of equity securities under this Item.

Item 6.	Selected Financial Data.

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

	Successor			Predecessor
	Year Ended December 31,		May 1 through December 31,	January 1 through April 30,	Year Ended December 31,
In millions of dollars, except per share data	2012	2011	2010	2010	2009	2008
Results of operations data:
Sales and other operating revenues	$45,352	$48,183	$26,132	$12,807	$29,008	$48,130
Operating income (loss)(a)	4,676	4,337	2,292	704	487	(5,729)
Interest expense	(655)	(1,044)	(539)	(711)	(1,794)	(2,476)
Income (loss) from equity investments(b)	143	216	86	84	(181)	38
Income (loss) from continuing operations(c)	2,858	2,472	1,561	8,262	(2,685)	(7,138)
Earnings per share from continuing operations:
Basic	5.01	4.34	2.76
Diluted	4.96	4.32	2.75
Income (loss) from discontinued operations, net of tax	(24)	(332)	19	242	(186)	(190)
Earnings (loss) per share from discontinued operations:
Basic	(0.04)	(0.58)	0.03
Diluted	(0.04)	(0.58)	0.03
Balance sheet data:
Total assets	24,220	22,839	25,302		27,761	28,651
Short-term debt	95	48	42		6,182	774
Long-term debt(d)	4,305	3,984	6,040		802	23,195
Cash and cash equivalents	2,732	1,065	4,222		558	858
Accounts receivable	3,904	3,778	3,747		3,287	2,585
Inventories	5,075	5,499	4,824		3,277	3,314
Working capital	5,694	5,863	5,810		4,436	3,237
Liabilities subject to compromise	—	—	—		22,494	—
Cash flow data:
Cash provided by (used in):
Operating activities	4,787	2,860	2,968	(925)	(787)	1,090
Investing activities	(1,013)	(1,021)	(323)	(224)	(611)	(1,884)
Expenditures for property, plant and equipment	(1,060)	(1,050)	(466)	(226)	(779)	(1,000)
Financing activities	(2,145)	(4,955)	(1,194)	3,315	1,101	1,083
Dividends paid per share	4.20	5.05

(a)	Operating income for 2012 includes benefits of $100 million associated with insurance settlements related to Hurricane Ike, $28 million related to the reversal of a reserve established at emergence for an unfavorable monomer contract and $24 million for a recovery related to a former employee who plead guilty to fraud. Also included in our 2012 operating income were charges of $53 million related to restructuring activities in Europe and $22 million for the impairment of assets at our Wesseling, Germany site. Operating income for 2011 includes $93 million of corporate restructuring charges and $23 million of impairment charges related to certain in-process research and design projects. Operating income for the eight months ended 2010 includes lower of cost or market charges of $42 million to adjust the value of inventory to market value and a charge of $64 million related to a dispute over an environmental liability. Operating income for the year ended December 31, 2009 includes a $44 million charge for impairment of the carrying value of surplus emission allowances related to highly-reactive volatile organic compounds and an adjustment that increased operating income by $65 million related to the overstatement of a goodwill impairment in 2008. The operating loss for the year ended December 31, 2008 includes charges of $4,982 million for the impairment of goodwill and lower of cost or market charges of $1,256 million to adjust the value of inventory to market value.
(b)	Loss from equity investments for the year ended December 31, 2009 includes pre-tax charges of $228 million for impairment of the carrying value of our investments in certain joint ventures.
(c)	Income from continuing operations for the year ended December 31, 2012 includes after-tax benefits of $64 million, $28 million and $15 million related to insurance settlements for Hurricane Ike damages, reversal of a monomer contract reserve and a legal recovery, respectively. In addition, income from continuing operations in 2012 also includes after-tax charges of $210 million for premiums and charges on the early repayment of debt, $36 million related to restructuring activities in Europe and $15 million for the impairment of assets at our Wesseling, Germany site. Income from continuing operations for the year ended December 31, 2011 includes after-tax premiums and charges on early repayment of debt of $279 million. In addition, income from continuing operations in 2011 includes after-tax corporate restructuring charges of $77 million, after-tax impairment charges of $18 million relating to certain in-process research and design projects, after-tax fair value charges related to our warrants of $37 million, partially offset by a $26 million after-tax gain on the sale of surplus precious metals. Income from continuing operations for the eight months ended December 31, 2010 included an after-tax charge of $15 million related to reorganization items and after-tax fair value charges related to our warrants of $114 million. The four months ended April 30, 2010 included after-tax income of $8,376 million related to reorganization items. Loss from continuing operations for the year ended December 31, 2009 included after-tax charges of $1,925 million related to reorganization items and $148 million for the impairment of the carrying value of our investments in certain joint ventures, partially offset by $78 million of involuntary conversion gains related to insurance proceeds for damages sustained in 2005 at a polymers plant in Münchsmünster, Germany. Loss from continuing operations for the year ended December 31, 2008 included after-tax charges of $4,982 million related to the impairment of goodwill and $816 million to adjust the value of inventory to market value, all of which were partially offset by $51 million of involuntary conversion gains related to insurance proceeds for damages sustained at the Münchsmünster polymers plant.
(d)	Includes current maturities of long-term debt.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

In addition to comparisons of current operating results with the same period in the prior year, we have included, as additional disclosure, certain “trailing quarter” comparisons of fourth quarter 2012 operating results to third quarter 2012 operating results. Our businesses’ results are impacted by seasonal effects and are highly cyclical. Trailing quarter comparisons may offer important insight into current business direction.

References to industry benchmark prices or costs, including the weighted average cost of ethylene production, are generally to industry prices and costs from third-party consulting data. References to industry benchmarks for refining and oxyfuels market margins are to industry prices reported by Platts, a reporting service of The McGraw-Hill Companies. References to industry benchmark prices for crude oil and natural gas are to Bloomberg.

OVERVIEW

Our performance is driven by, among other things, global economic conditions generally and their impact on demand for our products, raw material and energy prices, and industry-specific issues, such as production capacity. Our businesses are generally subject to the cyclicality and volatility seen in the chemicals and refining industries.

Our ability to maintain strong performance in a volatile economic environment, including continued uncertainties caused by recessionary conditions in Europe and the reduced growth outlook for China, is reflected in our 2012 results of operations. We continue to focus on safe, reliable operations; cost reductions, particularly in Europe; and disciplined growth. We believe this strategy allows us to generate solid results even while facing challenges due to external factors. Significant items that affected 2012 results include:

•	The continued benefit in the U.S. from an abundance of low cost natural gas and natural gas liquids (“NGLs”) supply;

•	Volatile raw materials costs in Europe rose more rapidly than our sales prices in the last half of 2012, reversing the second quarter benefit to olefins margins from falling prices in that region; and

•	A high butane to gasoline spread that led to exceptionally strong oxyfuels results.

Other noteworthy items during 2012 include the following:

•	We increased our interim dividend from $0.25 to $0.40 in the second quarter 2012;

•

We declared a special dividend of $2.75 per share, which was paid on December 11, 2012 to shareholders of record on November 19, 2012 in addition to an aggregate of interim dividends of $1.45 per share throughout the year;

•	LyondellBasell N.V. was included in the Standard & Poor’s 500 Index following the close of market on September 4, 2012;

•	We entered into a $1 billion U. S. accounts receivable securitization facility in September 2012;

•

We completed the refinancing of nearly $3 billion of our debt with new debt issuances of unsecured senior notes bearing interest at lower rates, significantly improving our debt structure and replaced our $2 billion Senior Secured Asset-Based Credit Agreement (“ABL credit facility”) with an unsecured revolving credit facility during the first six months of 2012; and

•	We ceased the under-performing operations at the Berre refinery in early January 2012.

Following the Company’s emergence from bankruptcy, on May 1, 2010 we adopted fresh-start accounting. To ensure a proper analysis of the year over year results, the effects of fresh-start accounting on the Successor period are specifically addressed throughout this discussion. References in the following discussions to the “Company” for periods prior to April 30, 2010, the Emergence Date, are to the Predecessor Company, LyondellBasell AF and, for periods after the Emergence Date, to the Successor Company, LyondellBasell N.V. For additional information on the impact of our reorganization on our results, please see the “Emergence” section below.

Results of operations for the Successor and Predecessor periods discussed in these “Results of Operations” are presented in the table below.

	Successor			Predecessor
Millions of dollars	Year Ended December 31, 2012	Year Ended December 31, 2011	May 1 through December 31, 2010	January 1 through April 30, 2010
Sales and other operating revenues	$45,352	$48,183	$26,132	$12,807
Cost of sales	39,595	42,732	23,183	11,744
Selling, general and administrative expenses	909	918	558	304
Research and development expenses	172	196	99	55

Operating income	4,676	4,337	2,292	704
Interest expense	(655)	(1,044)	(539)	(711)
Interest income	15	37	17	5
Other income (expense), net	2	30	(102)	(259)
Income from equity investments	143	216	86	84
Reorganization items	4	(45)	(23)	7,124
Provision for (benefit from) income taxes	1,327	1,059	170	(1,315)

Income from continuing operations	2,858	2,472	1,561	8,262
Income (loss) from discontinued operations, net of tax	(24)	(332)	19	242

Net income	$2,834	$2,140	$1,580	$8,504

RESULTS OF OPERATIONS

Revenues—We had revenues of $45,352 million in 2012, $48,183 million in 2011 and $38,939 million in 2010. Revenues decreased $2,831 million, or 6%, in 2012 compared to 2011. Lower sales volumes were responsible for a 2% decrease in revenues in 2012, while lower average product prices contributed 4% to the revenue decrease in 2012. Lower NGL feedstock prices contributed to the lower average sales prices for olefins and polyolefins in the O&P—Americas segment. Sales volumes in 2012 were lower than in 2011, primarily in European olefins and polyethylene and in refining. Weak economic conditions in Europe, turnaround activity at our cracker in Wesseling, Germany, and the resale of crude oil in 2011 to take advantage of favorable crude purchases were the main factors in the reduced level of sales volumes in 2012.

Revenues in 2011 increased $9,244 million, or 24%, compared to 2010. Higher average sales prices, which reflect higher crude oil prices, higher raw material costs and improved supply/demand fundamentals in the O&P—Americas and I&D segments were responsible for a 19% increase in revenues. The effect of higher sales volumes, primarily at the Houston refinery, was responsible for a 5% increase in revenues.

Cost of Sales—Cost of sales were $39,595 million in 2012, $42,732 million in 2011 and $34,927 million in 2010. The $3,137 million decrease in cost of sales in 2012 compared to 2011 was primarily due to lower prices of NGL-based raw materials, particularly ethane, used in North American olefins and the lower prices of ethylene and propylene used in North American polyolefins. Falling raw material costs, including butane, methanol and ethanol, used in oxyfuels also benefited costs of sales in the I&D segment. These lower costs were partially offset by higher naphtha feedstock costs in the O&P–EAI segment and higher crude oil prices in the Refining segment.

The $7,805 million increase in cost of sales in 2011, compared to 2010, was primarily due to higher raw material costs, which reflect higher prices for crude oil and other hydrocarbons compared to 2010. Cost of sales for 2011 included a benefit from $187 million of lower depreciation and amortization in 2011 compared to 2010, primarily due to the $7,474 million write-down of Property, Plant and Equipment associated with the April 2010 revaluation of our assets in fresh-start accounting. The 2010 Successor period included a $64 million non-cash charge as a change in estimate related to a dispute that arose during the third quarter 2010 over an environmental liability.

Operating Income—The Company had operating income of $4,676 million, $4,337 million and $2,996 million in 2012, 2011 and 2010, respectively. The increase in operating income in 2012 compared to 2011 reflects strong ethylene performance in our O&P—Americas segment and higher oxyfuels margins. Operating results, which increased in 2011 compared to 2010, primarily reflect higher product margins for ethylene, butanediol, EO and derivatives and acetyls as well as higher refining margins at our Houston refinery.

Operating results in 2011 and in the 2010 Successor period also benefited from lower depreciation and amortization expense of $192 million and $651 million, respectively, as a result of the write-down of Property, plant, and equipment associated with the revaluation of our assets in fresh-start accounting in April 2010.

Operating results for each of our business segments are reviewed further in the “Segment Analysis” section below.

Interest Expense—Interest expense was $655 million in 2012, $1,044 million in 2011 and $1,250 million in 2010. The $389 million decrease in interest expense in 2012 compared to 2011 reflects the refinancing of our notes bearing interest rates of 8% and 11% per annum with lower coupon notes. The resulting benefit was offset in part by the payment of $294 million of premiums and the write-off of $18 million of unamortized debt issuance costs related to the refinancing. Additionally, we wrote off $17 million of capitalized debt issuance costs in connection with the termination of our ABL credit facility in May 2012.

The $206 million decrease in interest expense in 2011 compared to 2010 reflects the repayment of $4,288 million principal amount of debt since the beginning of the fourth quarter 2010, partially offset by $443 million of prepayment premiums and unamortized debt issuance cost write-offs related to the 2011 repayments. The prepayment of debt in 2011 included $1,731 million of our 8% senior notes, $1,319 million of our 11% senior notes. Interest expense for 2011 also includes interest on our newly issued 6% senior notes due 2021.

Other Income (Expense), net—The Company had other income, net, of $2 million in 2012 and $30 million in 2011 and other expense, net, of $361 million in 2010.

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

Other expense, net, in 2010 included the negative effect of the fair value adjustment of the warrants to purchase our shares of $114 million and foreign exchange losses of $233 million.

Income (Loss) from Equity Investments—The Company had income from equity investments totaling $143 million in 2012, $216 million in 2011 and $170 million in 2010. The $73 million decrease in 2012 compared to 2011 was due to the lower operating results of our joint ventures in the Middle East and Asia, which were driven by lower average sales prices, higher raw material costs and unplanned outages.

The $46 million increase in 2011 compared to 2010 primarily reflects the addition of capacity at our HMC joint venture in late 2010 and the operations of our joint venture in Ningbo, China, which commenced operations in June 2010. The benefit of these joint ventures was partially offset by the lower results of our joint venture located in Poland.

Reorganization Items—The Company had income from reorganization items of $7,101 million in 2010. Gains from reorganization items in the 2010 Predecessor period included gains totaling $13,617 million related to settlement of liabilities subject to compromise, deconsolidation of entities upon emergence, adjustments related to rejected contracts, and a reduction of environmental remediation liabilities. These gains were partially offset by a charge of $6,542 million related to the changes in net assets resulting from the application of fresh-start accounting and by several one-time emergence costs, including the success and other fees earned by certain professionals upon the Company’s emergence from bankruptcy, damages related to the rejection of executory contracts and plant closure costs. Reorganization items expense in the 2010 Successor period is primarily related to professional fees.

Income Tax—Our effective income tax rates of 31.7% and 30.0% in 2012 and 2011, respectively, resulted in tax provisions of $1,327 million and $1,059 million on pre-tax income of $4,185 million and $3,531 million, respectively. In the eight months ended December 31, 2010, the Successor recorded a tax provision of $170 million, representing an effective tax rate of 9.8% on pre-tax income of $1,731 million. In the four months ended April 30, 2010, the Predecessor recorded a tax benefit of $1,315 million, representing a negative effective tax rate of 18.9% on pre-tax income of $6,947 million.

The 2012 effective income tax rate, which was lower than the U.S. statutory tax rate of 35%, reflected the effects of income being taxed in countries with lower statutory income tax rates and favorable permanent deductions related to notional royalties, equity earnings, the U.S. domestic production activity deduction, and changes to the valuation allowance, partially offset by the effect of local taxes. The effective income tax rate for 2011 was lower than the U.S. statutory tax rate of 35% primarily due to the effect of income being taxed in countries with lower statutory income tax rates and favorable permanent deductions related to notional royalties, equity earnings and the U.S. domestic production activity deduction. The provision for the 2010 Successor period differs from the U.S. statutory income tax rate of 35% primarily due to the fact that in several countries the Company generated either income with no tax expense or losses where we recorded no tax benefit due to valuation allowances on our deferred tax assets in those countries. The tax provision for the 2010 Predecessor period was significantly lower than the U.S. statutory income tax rate primarily because a substantial portion of the pre-tax gain from the discharge of pre-petition liabilities was not subject to income tax. This benefit was partially offset by restructuring charges for which no tax benefit was provided.

Income from Continuing Operations—Income from continuing operations was $2,858 million in 2012, $2,472 million in 2011 and $9,823 million in 2010. The following table summarizes the major components contributing to our income from continuing operations:

	Successor			Predecessor
Millions of dollars	Year Ended December 31, 2012	Year Ended December 31, 2011	May 1 through December 31, 2010	January 1 through April 30, 2010
Operating income	$4,676	$4,337	$2,292	$704
Interest expense, net	(640)	(1,007)	(522)	(706)
Other income (expense), net	2	30	(102)	(259)
Income from equity investments	143	216	86	84
Reorganization items	4	(45)	(23)	7,124
Provision for (benefit from) income taxes	1,327	1,059	170	(1,315)

Net income from continuing operations	$2,858	$2,472	$1,561	$8,262

The table below summarizes items of special note with regards to our income from continuing operations for the periods shown:

	Successor			Predecessor
Millions of dollars	Year Ended December 31, 2012	Year Ended December 31, 2011	May 1 through December 31, 2010	January 1 through April 30, 2010
Pretax charges (benefits):
Charges and premiums related to prepayment of debt	$329	$443	$26	$—
Reorganization items	(4)	45	23	(7,124)
Corporate restructurings	53	93	—	—
Impairments	22	23	3	9
Sale of precious metals	—	(41)	—	—
Warrants – fair value adjustment	11	37	114	—
Legal recovery	(24)	—	—	—
Insurance settlements	(100)	(34)	—	—
Unfavorable contract reserve reversal	(28)	—	—	—
Environmental accruals	—	16	—	—
Asset retirement obligations	—	10	—	—
Settlement related to Houston refinery crane incident	—	(15)	—	—
Lower of cost or market inventory adjustment	—	—	42
Charge related to dispute over environmental liability	—	—	64	—
Gain on sale of Flavors and Fragrance chemicals business	—	—	(64)	—

Total pretax income effect	259	577	208	(7,115)
Tax effect of above items	(96)	(169)	(48)	(1,260)

Total	$163	$408	$160	$(8,375)

Income (Loss) from Discontinued Operations, Net of Tax—The improvement in the results of our discontinued operations in 2012 compared to 2011 reflect a benefit from the suspension of operations at the Berre refinery in early January 2012 as well as pretax benefits totaling $73 million related to the liquidation of product inventory during 2012. Results for 2011 also included charges related to the Berre refinery of $130 million and $31 million, respectively, associated with the estimated cost of the social plan for affected employees and asset impairments.

Lower results at the Berre refinery were responsible for the decline in our 2011 results of discontinued operations compared to 2010, which included a $64 million gain in the 2010 Successor period related to the sale of our Flavor and Fragrance chemicals business. In addition to the effect of lower refining margins at the Berre refinery in 2011 compared to 2010, results for the Berre refinery also reflected the impact of the 2011 charges described above and a $264 million pre-tax benefit in 2010 associated with the fair value adjustment of our Berre refinery inventory recognized upon the application of fresh start accounting.

Comprehensive Income—Comprehensive income increased by $1,225 million in 2012 compared to 2011 and decreased by $8,597 million in 2011 compared to 2010. The increase in comprehensive income in 2012 mainly reflected an increase in net income and to a lesser extent, foreign currency translation adjustments, and actuarial losses related to our defined benefit pension plans and our other post-retirement benefit plans that were lower in 2012 compared to 2011. The predominant local currency of our operations outside the United States is the Euro, which has increased relative to the value of the U.S. dollar.

The predominant factor contributing to the decrease seen in 2011 was the $8,376 million after-tax income in the 2010 predecessor period related to reorganization items. Reorganization items in this period included a pretax gain on discharge of liabilities subject to compromise of $13,617 million offset in part by a pretax charge of $6,542 million related to the change in net asset value resulting from the application of fresh start accounting on the Emergence date.

Fourth Quarter 2012 versus Third Quarter 2012—The Company had income from continuing operations of $645 million in the fourth quarter compared to $851 million in the third quarter, which included a $71 million pretax benefit related to the reversal of the second quarter lower of cost or market inventory valuation adjustment due to market price recovery in the third quarter. Third quarter results also included a $24 million recovery related to a former employee who pled guilty to fraud. The decrease in income from continuing operations was primarily due to lower results in our O&P—EAI segment and I&D segments. Fourth quarter segment results for our O&P—EAI segment reflected lower polyolefins and PP compounding margins, which were offset in part by higher olefins margins. Lower oxyfuels margins and sales volumes contributed to the decrease in the I&D segment operating results. These decreases were partially offset by higher results in our O&P—Americas segment, which benefited from higher ethylene margins that resulted from lower NGL feedstock costs and higher average sales prices. Underlying operations of our refining segment were relatively unchanged between the two periods.

EMERGENCE

LyondellBasell N.V., the successor holding company, owns and operates, directly and indirectly, substantially the same business owned and operated by LyondellBasell AF prior to the Company’s emergence from bankruptcy. However, for accounting purposes, the operations of LyondellBasell AF are deemed to have ceased on April 30, 2010 and LyondellBasell N.V. is deemed to have begun operations on that date. Effective May 1, 2010, we adopted fresh-start accounting. Consequently, the results of operations for the Successor are not comparable to the Predecessor due to adjustments made under fresh-start accounting.

The primary impacts of our reorganization pursuant to the Plan of Reorganization and the adoption of fresh-start accounting on our results of operations are as follows:

Tax Impact of Reorganization—The application of the tax provisions of the Internal Revenue Code to the Plan of Reorganization resulted in the reduction or elimination of the majority of our U.S. tax attributes that otherwise would have carried forward into 2011 and later years. As a result, we did not retain any U.S. net operating loss carryforwards, alternative minimum tax credits or capital loss carryforwards after 2010. In addition, a significant portion of our tax basis in depreciable assets was eliminated. Accordingly, our cash tax liabilities for 2012 and 2011 were relatively higher than in 2010. We retained approximately $2,500 million of interest carryforwards at December 31, 2010, which were fully utilized to offset taxable income in 2011 and 2012.

Inventory—We adopted the last in, first out (“LIFO”) method of accounting for inventory upon implementation of fresh-start accounting. Prior to the emergence from bankruptcy, LyondellBasell AF used both the first in, first out (“FIFO”) and LIFO methods of accounting to determine inventory cost. For purposes of evaluating segment results, management reviewed operating results for LyondellBasell AF that were determined using current cost, which approximates results using the LIFO method of accounting for inventory. Subsequent to the Emergence Date, our operating results are reviewed using the LIFO method of accounting for inventory. While determining the impact of the adoption of LIFO on predecessor periods is not practicable, we believe that the current cost method used by the Predecessor for segment reporting is similar to LIFO and the current cost method would have resulted in a decrease of cost of sales of $199 million for the four months ended April 30, 2010.

In addition, on May 1, 2010, pursuant to Accounting Standard Codification (“ASC”) Topic 852, Reorganizations, we recorded inventory at fair value. In the 2010 Successor period, lower market prices, primarily for polypropylene, resulted in a $42 million lower of cost or market charge to adjust the value of our finished goods inventory to market. The effect of this adjustment to the value of our inventory is reflected in cost of sales for the 2010 Successor period.

Depreciation and amortization expense—Depreciation and amortization expense is lower in the Successor periods as a result of our revaluation of assets for fresh-start accounting. Depreciation and amortization as reported for all periods presented is as follows:

	Successor			Predecessor
Millions of dollars	Year Ended December 31, 2012	Year Ended December 31, 2011	May 1 through December 31, 2010	January 1 through April 30, 2010
Cost of sales:
Depreciation	$817	$718	$394	$464
Amortization	125	170	142	75

Research and development expenses:
Depreciation	21	21	11	8

Selling, general and administrative expenses:
Depreciation	20	22	11	18

	$983	$931	$558	$565

Interest expense—Lower interest expense in the 2010 Successor period was largely driven by the discharge or repayment of debt, upon which interest was accruing during the bankruptcy, through the Company’s reorganization on April 30, 2010 pursuant to the Plan of Reorganization, partially offset by interest expense on the new debt incurred as part of the emergence from bankruptcy. Interest expense in 2011, which was lower compared to the combined 2010 Successor and Predecessor periods, reflects the repayment of $4,288 million principal amount of debt since the beginning of the fourth quarter 2010. This benefit was partially offset by the premiums and other costs associated with the prepayments as well as interest expense on the Senior 6% Notes issued in November 2011. Interest expense continued to decline in 2012 following the refinancing of notes bearing interest rates of 8% and 11% per annum with lower coupon notes in the second quarter of 2012. The benefit of these lower interest rates was partially offset by premiums and other costs related to the repayment of the 8% and 11% notes.

	Successor			Predecessor
Millions of dollars	Year Ended December 31, 2012	Year Ended December 31, 2011	May 1 through December 31, 2010	January 1 through April 30, 2010
Interest expense	$655	$1,044	$539	$711

Segment Analysis

Our continuing operations are divided into five reportable segments: O&P—Americas; O&P—EAI; I&D; Refining; and Technology. In the second quarter 2012, the operations of our Berre refinery in France met the criteria to be reported as discontinued operations and, our oxyfuels business, which was previously managed in conjunction with our refining operations, and included in our Refining segment, was included in our I&D segment. All comparable periods presented have been revised accordingly.

The following tables reflect selected financial information for our reportable segments.

	Successor			Predecessor
Millions of dollars	Year Ended December 31, 2012	Year Ended December 31, 2011	May 1 through December 31, 2010	January 1 through April 30, 2010
Sales and other operating revenues:
O&P—Americas segment	$12,934	$14,880	$8,406	$4,183
O&P—EAI segment	14,521	15,591	8,950	4,026
I&D segment	9,658	9,500	5,383	2,748
Refining segment	13,291	13,706	6,259	3,051
Technology segment	498	506	365	145
Other, including intersegment eliminations	(5,550)	(6,000)	(3,231)	(1,346)

Total	$45,352	$48,183	$26,132	$12,807

Operating income (loss):
O&P—Americas segment	$2,650	$1,855	$1,039	$317
O&P—EAI segment	127	435	367	106
I&D segment	1,430	1,156	629	192
Refining segment	334	809	208	(97)
Technology segment	122	107	69	39
Other, including intersegment eliminations	13	(25)	(20)	(52)
Current cost adjustment	—	—	—	199

Total	$4,676	$4,337	$2,292	$704

Income (loss) from equity investments:
O&P—Americas segment	$25	$21	$16	$5
O&P—EAI segment	121	168	68	80
I&D segment	(3)	27	2	(1)

Total	$143	$216	$86	$84

Olefins and Polyolefins—Americas Segment

2012 Versus 2011—The U.S. ethylene industry continues to benefit from processing comparably low cost NGLs. Ethylene produced from NGLs in North America is currently lower in cost compared to that produced from crude oil-based liquids, which is the predominant feedstock used in the rest of the world.

Higher operating results for 2012 were driven by continued strong ethylene performance. Ethylene margins improved in 2012 despite a decrease in the average price of ethylene as prices for ethane and propane remained advantaged. Higher sales volumes in 2012 for ethylene reflect higher demand. Polypropylene and polyethylene results, which reflected higher margins and moderately higher sales volumes also contributed to the higher segment results.

2011 Versus 2010—Ethylene margins remained strong in 2011 primarily due to advantaged prices for ethane, which was the favored feedstock. Co-product sales prices, which remained high in 2011 despite a fourth quarter decline, also contributed to the strength of ethylene margins. Market demand for polyethylene was relatively unchanged in 2011, but higher prices driven by increased raw material costs dampened demand for U.S. polypropylene.

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

Although prices of these raw materials are generally related to crude oil and natural gas prices, during specific periods the relationships among these materials and benchmarks may vary significantly. In the U.S., we have significant capability to change the mix of raw materials used in the production of ethylene and its co-products to take advantage of the relative costs of heavy liquids and NGLs.

Production economics for the industry continued to favor NGLs during 2012 and 2011. As a result, we further increased our use of NGLs and reduced liquids consumption at our U.S. plants. Approximately 85% of our U.S. ethylene production was produced from NGLs during 2012 compared to approximately 75% in 2011 and 70% in 2010.

The following table shows the average U.S. benchmark prices for crude oil and natural gas for the applicable periods, as well as benchmark U.S. sales prices for ethylene and propylene, which we produce and sell or consume internally. The table also shows the discounted U.S. benchmark prices for certain polyethylene and polypropylene products. The benchmark weighted average cost of ethylene production, which reflects credits for co-product sales, is based on a third-party consultant’s estimated ratio of heavy liquid raw materials and NGLs used in U.S. ethylene production.

	Average Benchmark Price and Percent Change Versus Prior Year Period Average
	Year Ended			Year Ended
	December 31,			December 31,
	2012	2011	Change	2011	2010	Change
Crude oil, dollars per barrel:
WTI	94.1	95.1	(1)%	95.1	79.6	20%
LLS	111.7	112.4	(1)%	112.4	82.8	36%
Natural gas (Henry Hub), dollars per million BTUs	2.9	4.1	(30)%	4.1	4.5	(8)%
United States, cents per pound:
Weighted average cost of ethylene production	21.2	35.6	(40)%	35.6	30.0	19%
Ethylene	48.3	54.3	(11)%	54.3	45.9	18%
Polyethylene (HDPE)	62.3	63.3	(2)%	63.3	61.7	3%
Propylene—polymer grade	58.9	73.3	(20)%	73.3	59.6	23%
Polypropylene	72.5	87.5	(17)%	87.5	75.3	16%

The following table sets forth the O&P—Americas segment’s sales and other operating revenues, operating income, income from equity investments and selected product production and sales volumes. Production volumes are based on actual production in the time period.

	Successor			Predecessor
Millions of dollars	Year Ended December 31, 2012	Year Ended December 31, 2011	May 1 through December 31, 2010	January 1 through April 30, 2010
Sales and other operating revenues	$12,934	$14,880	$8,406	$4,183
Operating income	2,650	1,855	1,039	317
Income from equity investments	25	21	16	5

Production volumes, in millions of pounds
Ethylene	8,972	8,353	5,585	2,768
Propylene	2,363	2,907	1,998	1,019
Sales volumes, in millions of pounds
Polyethylene	5,639	5,493	3,704	1,765
Polypropylene	2,889	2,843	1,966	968

Revenues—Revenues decreased by $1,946 million, or 13%, in 2012 compared to 2011, and increased by $2,291 million, or 18% in 2011 compared to 2010. In 2012, lower average sales prices across most products were responsible for a 9% decrease in revenue and lower sales volumes were responsible for an additional 4% decrease in revenue. Average sales prices for ethylene and polyethylene were lower in 2012 mainly due to the significantly lower costs of NGL feedstocks. Lower average sales prices for polypropylene in 2012 reflected lower propylene prices compared to a strong propylene market in 2011. The overall decrease in sales volumes reflects the increased amount of NGLs in our olefins feed slate in 2012, as NGLs produce significantly less co-products than liquids feedstock. Sales volumes of the main products in the segment (ethylene, polyethylene and polypropylene) actually increased in 2012 over 2011 levels. The increase in ethylene sales volumes was driven by improved demand and higher spot sales opportunities in 2012. The higher polyethylene sales volumes in 2012 reflect an increase in market share.

Higher average sales prices for most products in 2011 were responsible for revenue increases of 22% while lower sales volumes reduced revenues by 4% in 2011 compared to 2010. An improved supply/demand balance and higher crude-oil based raw material costs were reflected in the higher average sales prices in 2011.

Operating Income—Operating results reflected increases of $795 million in 2012 compared to 2011, and $499 million in 2011 compared to 2010.

The increase in operating income in 2012 primarily reflects strong ethylene performance, which resulted in higher margins and sales volumes, and to a lesser extent, higher results for polyethylene and polypropylene. A significant benefit to the cost of ethylene production in 2012 from lower ethane and propane prices was offset in part by lower average sales prices for co-products. Margins increased as the cost reduction was only partly offset by lower average ethylene sales prices. Polyethylene and polypropylene saw higher product margins and sales volumes in 2012. The higher margins for polyethylene and polypropylene reflect decreases in the prices for ethylene and propylene, respectively, that outpaced decreases in average sales prices. Operating results for 2012 also reflected a $29 million benefit associated with an insurance settlement related to Hurricane Ike.

The $499 million increase in operating results for 2011 was primarily due to higher ethylene product margins, which were partially offset by lower product margins for polyethylene and polypropylene and lower ethylene and polypropylene sales volumes. The higher ethylene margins reflected increases in the average sales prices of ethylene and ethylene co-products during 2011, which more than offset increases in raw material prices. Polyethylene and polypropylene product margins were lower in 2011 compared to 2010 as increases in raw material costs outpaced the increases in average sales prices. Operating results for 2011 were negatively impacted by a major turnaround at our Channelview plant and a utility supplier outage at our Morris, Illinois facility as well as planned and unplanned outages at our polypropylene plants. Operating results for 2011 benefited from $64 million of lower depreciation expense compared to 2010 as a result of the application of fresh-start accounting and the revaluation of our assets, while the 2010 Successor period results were negatively impacted by a $34 million non-cash charge to adjust inventory to market value.

Fourth Quarter 2012 versus Third Quarter 2012—Operating income decreased from $738 million in the third quarter to $693 million in the fourth quarter. Third quarter operating results include a $71 million non-cash benefit, resulting from the recovery of market price, which reversed the $71 million lower of cost or market inventory valuation adjustment recognized in the second quarter.

Results of the underlying operations of the O&P-Americas segment reflect higher ethylene results, which were offset in part by lower margins for polyethylene and polypropylene and lower polypropylene sales volumes, compared to the third quarter. The higher ethylene results reflect an improvement in ethylene margins. Lower NGL prices coupled with higher average sales prices for ethylene were the primary drivers of the improved ethylene margins. Fourth quarter polyethylene margins were lower, compared to the third quarter, due to higher feedstock costs. These costs rose with the price of ethylene and outpaced the average sales price increases for polyethylene. Sales volumes for polyethylene were relatively flat between the two periods. Operational issues at one of our facilities, which have been resolved, led to the lower level of polypropylene sales volumes in the fourth quarter.

Olefins and Polyolefins—Europe, Asia and International Segment

2012 Versus 2011—Market conditions, particularly in Europe, continued to be weak throughout 2012 amid economic uncertainty. This resulted in a decline for European demand for ethylene and polyolefins in 2012 compared to 2011. The volatility of naphtha feedstock prices throughout 2012 resulted in substantial swings in olefins margins over this period.

Operating results in 2012 primarily reflected weak margins and lower sales volumes across most products. The decrease in sales volumes reflects weak European demand and the negative impact of reduced production during the last half of 2012 from a turnaround at our Wesseling, Germany cracker. The volatility in naphtha feedstock price noted above resulted in volume volatility, compressed margins for most of the year, and considerably lower butadiene margins in 2012. Polypropylene and polyethylene results were lower in 2012 reflecting lower product margins and lower polyethylene sales volumes. Results for our PP compounding and polybutene-1 businesses were slightly higher in 2012 compared to 2011.

2011 Versus 2010—Market conditions, which were strong in the first half of 2011, began to deteriorate in the third quarter and continued to decline rapidly in the fourth quarter of 2011. The decline was most evident in Europe, amid uncertainty and poor economic conditions. An industry wide inventory adjustment that occurred during the fourth quarter 2011, as producers drew down existing inventories, led to a decline in prices from the high levels experienced earlier in the year. Despite lower market demand for ethylene in 2011, industry margins for ethylene expanded as benchmark average sales prices increased more than the benchmark weighted average cost of ethylene production. Market demand for polyolefins was lower in 2011 compared to 2010.

Despite a lower second half of 2011, operating results in 2011 for the O&P—EAI segment reflected higher product margins for ethylene and especially butadiene, and higher sales volumes across most products compared to 2010. Segment results in 2011 also benefited from the continued strong performance of our PP compounding business. Results for the 2010 Successor period include the negative impact of a charge related to a change in estimate associated with a dispute over an environmental indemnity, while 2011 results include charges associated with activities to reorganize certain functional organizations and for increased environmental liabilities at our Wesseling, Germany site.

Ethylene Raw Materials—In Europe, heavy liquids are the primary raw materials for our ethylene production.

The following table shows the average Western Europe benchmark prices for Brent crude oil for the applicable periods, as well as benchmark Western Europe prices for ethylene and propylene, which we produce and consume internally or purchase from unrelated suppliers, and discounted prices for certain polyethylene and polypropylene products.

	Average Benchmark Price and Percent Change Versus Prior Year Period Average
	Year Ended			Year Ended
	December 31,			December 31,
	2012	2011	Change	2011	2010	Change
Brent crude oil, dollars per barrel	111.7	110.7	1%	110.7	80.8	37%
Western Europe benchmark prices, €0.01 per pound:
Weighted average cost of ethylene production	38.9	36.5	7%	36.5	29.5	24%
Ethylene	56.2	51.7	9%	51.7	43.2	20%
Polyethylene (high density)	59.4	55.4	7%	55.4	47.3	17%
Propylene	50.7	50.7	—%	50.7	42.4	20%
Polypropylene (homopolymer)	58.3	58.8	(1)%	58.8	51.9	13%
Average Exchange Rate, $US per €	1.2858	1.3921	(8)%	1.3921	1.3273	5%

The following table sets forth the O&P—EAI segment’s sales and other operating revenues, operating income, income from equity investments and selected product production and sales volumes. Production volumes are based on the actual production in the time period.

	Successor			Predecessor
Millions of dollars	Year Ended December 31, 2012	Year Ended December 31, 2011	May 1 through December 31, 2010	January 1 through April 30, 2010
Sales and other operating revenues	$14,521	$15,591	$8,950	$4,026
Operating income	127	435	367	106
Income from equity investments	121	168	68	80

Production volumes, in millions of pounds
Ethylene	3,512	3,729	2,502	1,108
Propylene	2,134	2,286	1,584	661
Sales volumes, in millions of pounds
Polyethylene	4,963	5,143	3,402	1,658
Polypropylene	6,085	6,077	4,230	1,834

Revenues—Revenues for 2012 decreased by $1,070 million, or 7%, compared to revenues for 2011, and revenues for 2011 increased by $2,615 million, or 20%, compared to revenues for 2010. Lower average sales prices in 2012 contributed 6% to the revenue decrease and lower sales volumes were responsible for the remaining revenue decrease of 1%. The lower average sales prices and sales volumes reflect weak economic conditions in Europe that have existed since late 2011. In addition, polyethylene sales volumes were affected by an explosion in a reactor bay at our LDPE plant in Wesseling, Germany that occurred during the first quarter 2012.

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

Operating Income—Operating results decreased $308 million in 2012 compared to 2011, and by $38 million in 2011 compared to 2010. Segment operating results for 2012 included charges of $35 million for restructuring activities in Europe and $22 million for impairment of assets related to damage of our LDPE plant in Wesseling, Germany that resulted from an explosion in a reactor bay. These charges were partially offset by a $28 million benefit related to the reversal of a reserve established at emergence for an unfavorable monomer contract. Operating results in 2011 included charges associated with activities to reorganize certain functional organizations and for increased environmental liabilities at our Wesseling, Germany site. Operating results for the Successor period in 2010 were negatively impacted by a $56 million charge associated with a change in estimate that arose during the third quarter 2010 over an environmental indemnity.

Excluding the impact of the items occurring in 2012 and 2011 discussed above, operating results for 2012 reflect lower cracker and butadiene margins and a 6% decline in olefins production volumes. Lower butadiene margins were principally due to lower average sales prices in the second half of 2012 compared to the very strong levels in 2011 as supplies outpaced weaker global demand. The turnaround at our Wesseling, Germany cracker and the subsequent delay in the start-up of activities during the last half of 2012 contributed to the decline in production volumes. Polyethylene results were lower in 2012 as a result of lower sales volumes and margins. Polypropylene results were lower in 2012 due to lower margins in Europe. The lower polyethylene and polypropylene margins reflected decreases in average sales prices that exceeded average decreases in raw material prices. The lower polyethylene sales volumes in 2012 reflected lower operating rates which were largely attributable to the Wesseling turnaround. Slightly higher results for our PP compounding and PB-1 businesses reflected margins that were higher in 2012 compared to 2011. Sales volumes for PP compounding and PB-1 were relatively unchanged over the two periods.

Apart from the charges occurring in 2011 and 2010 discussed above, business results in 2011 reflected higher product margins for butadiene, ethylene, and to a lesser extent, PP compounds, and the effect of slightly higher ethylene sales volumes. These improvements were substantially offset by lower product margins for polypropylene and polyethylene reflecting higher monomer prices compared to those experienced in 2010 and higher freight and distribution and other costs. The strength in butadiene margins reflects strong global demand coupled with constrained supply as a result of a preference in North America for NGL olefins feedstocks, which produce less butadiene than liquid feedstocks.

Fourth Quarter 2012 versus Third Quarter 2012—The O&P—EAI segment had an operating loss of $94 million in the fourth quarter compared to operating income of $15 million in the third quarter. Fourth quarter results included the charges related to the restructuring activities described above and employee compensation. These charges were partly offset by the benefit related to the reversal of the reserve associated with the unfavorable contract discussed above. Apart from these items, the decrease in operating results in the fourth quarter was primarily attributed to seasonally lower results for PP compounding and polyolefins, which were partly offset by higher olefin results. Margins for PP compounding returned to more normal levels in the fourth quarter following a strong third quarter as the timing of polypropylene price reductions positively affected third quarter results. Fourth quarter polyolefins results reflected lower margins due mainly to typical fourth quarter seasonality. Fourth quarter olefins results reflected higher margins, which recovered from the low levels seen in the third quarter, and higher sales volumes following the Wesseling turnaround.

Intermediates and Derivatives Segment

2012 Versus 2011—Operating results for 2012 reflect strong performance of our oxyfuels business as global gasoline prices remained high relative to butane feedstock costs compared to 2011 and our oxyfuels sales volumes increased as we expanded to new regional markets. Higher margins for TBA and derivatives, which reflected higher average sales prices and lower raw material costs, also contributed to the higher operating results for the I&D segment for 2012. These benefits were partially offset by lower results for our PO derivatives and lower ethylene glycol margins.

2011 Versus 2010—The demand for I&D products generally remained strong in the first nine months of 2011. Significant scheduled maintenance turnarounds at two facilities commenced at the end of the third quarter 2011 and continued into the fourth quarter. As the facilities returned to full operations in the fourth quarter, demand eroded, particularly in Europe. The decrease in demand reflected typical seasonal declines as well as a weak start to the winter aircraft deicing season. I&D segment results for 2011 reflected higher margins in most product areas, especially in oxyfuels, butanediol (“BDO”), acetyls, isobutylenes and in EO and derivatives. Operating results for 2011 reflected the impacts of fresh-start accounting, including the benefit of lower depreciation and amortization expense for 2011 related to the write-down of segment assets. The 2010 Successor period includes the negative impact of a non-cash charge to adjust inventory to market value. See “Results of Operations—Cost of Sales.” Operating results for 2010 also included the operations of our Flavors and Fragrances business that was sold in December 2010.

The following table sets forth the I&D segment’s sales and other operating revenues, operating income, income from equity investments and selected product production and sales volumes. Production volumes are based on actual production in the time period. In addition, the table shows MTBE margins in Northwest Europe (“NWE”).

	Successor			Predecessor
Millions of dollars	Year Ended December 31, 2012	Year Ended December 31, 2011	May 1 through December 31, 2010	January 1 through April 30, 2010
Sales and other operating revenues	$9,658	$9,500	$5,383	$2,748
Operating income	1,430	1,156	629	192
Income (loss) from equity investments	(3)	27	2	(1)

Sales volumes, in millions of pounds
PO and derivatives	2,942	2,940	2,121	1,082
EO and derivatives	1,158	1,100	614	358
Styrene	2,974	3,065	2,023	858
Acetyls	1,836	1,637	1,189	518
TBA intermediates	1,750	1,795	1,208	613

Sales volumes, in millions of gallons
MTBE/ETBE	849	818	625	266

Market margins, cents per gallon
MTBE–NWE	118.2	83.1	33.9	58.5

Revenues—Revenues for 2012 increased $158 million, or 2%, compared to 2011. This increase in revenues reflects a 1% increase due to higher sales volumes, primarily oxyfuels and acetyls, and a 1% increase from overall higher average sales prices. Higher sales volumes for oxyfuels in 2012 reflected strong market demand and expansion into new geographic markets, primarily Eastern Europe. Increased production resulting from a catalyst replacement earlier this year, combined with strong acetyls demand in our European and South American markets contributed to the higher sales volumes for acetyls in 2012.

Revenues for 2011 increased $1,369 million, or 17%, compared to 2010, reflecting higher average sales prices across all businesses and the effect of higher sales volumes for EO, EG and styrene, which more than offset declines in volumes for PO & derivatives, acetyls and isobutylenes. Increased demand in the Asian automotive and polyester markets and the effect of competitor outages on supply were partially responsible for the higher average sales prices in 2011. The sales volume changes scheduled maintenance turnarounds at two of our facilities in the fourth quarter 2011, higher production from the EO/EG facility in a strong global market for most of the year, and the year-end slowdown experienced primarily in Europe. The higher average sales prices resulted in a revenue increase in 2011 of 18%, while higher sales volumes resulted in a revenue increase of 2%. Revenues of our Flavors and Fragrance chemicals business, which was sold in December 2010, comprised 3% of total revenues in 2010.

Operating Income—Operating results increased $274 million in 2012, compared to 2011. Operating results for 2012 primarily reflect higher oxyfuels margins and sales volumes as a result of the increased spread between gasoline and raw materials, butane, methanol and ethanol as well as a higher market premium for oxyfuels products over gasoline. Collective results for PO and derivatives were lower as lower product margins for PO derivatives were slightly offset by higher PO sales volumes. PO derivatives margins reflect decreases in average sales prices that outpaced lower raw materials prices, particularly propylene. Lower demand for PG used in deicers due to the unseasonably warm start to winter also contributed to the decrease in 2012 PO and derivatives results. Higher TBA and derivatives margins in 2012 were partially offset by lower ethylene glycol margins. TBA and derivative margins reflect lower butane feedstock prices, which were related in part to natural gas prices, coupled with higher average sales prices. The lower ethylene glycol margins reflect average sales prices which decreased more rapidly than the cost of ethylene. Results for acetyls reflected lower natural gas and ethylene feedstock costs and higher volumes, which largely offset lower product sales prices. Segment operating results for 2012 also included an $18 million benefit related to an insurance settlement associated with Hurricane Ike.

Operating results increased $335 million in 2011 compared to 2010, which primarily reflected higher product margins across all business products, especially in PO derivatives. Improved automotive and other durable goods demand and competitor outages contributed to favorable supply/demand fundamentals as prices outpaced increased raw material costs. Oxyfuels margins were also higher in 2011, compared to 2010, reflecting higher spreads between the prices of gasoline and butane, a key raw material. Operating results in 2011 benefited from lower depreciation and amortization expense of $37 million compared to 2010, primarily due to the write-down of Property, plant and equipment associated with the revaluation of our assets in fresh-start accounting. Operating results for 2010 also included the results of the Flavors & Fragrance chemicals business which was sold in December 2010.

Fourth Quarter 2012 versus Third Quarter 2012—Operating income was $246 million in the fourth quarter compared to $424 million in the third quarter. The decrease in fourth quarter operating results reflects lower oxyfuels margins and lower sales volumes for most products. Oxyfuels margins were lower in the fourth quarter due to a decrease in the spread between butane and gasoline as demand for high octane, clean gasoline components followed seasonal demand patterns, which also led to lower sales volumes for oxyfuels in the fourth quarter. Results for PO and derivatives were lower largely due to scheduled turnarounds in the fourth quarter and seasonally weaker demand for PO and PO derivatives which led to lower sales volumes. The collective results for the remaining I&D segment businesses in the fourth quarter were relatively unchanged from the third quarter.

Refining Segment

2012 Versus 2011—The Refining segment comprises the operations of our full conversion refinery located on the Houston Ship Channel in Houston, Texas. The Berre refinery, which was previously included in the Refining segment through the first quarter of 2012, was classified as discontinued operations in the second quarter of 2012. Accordingly, results of operations for the Berre refinery are not included in the segment discussion.

Although the benchmark Maya 2-1-1 margin increased in 2012, our refinery’s operating results decreased largely as a result of a reduced benefit from favorable crude purchasing opportunities compared to 2011 and lower by-product spreads for petroleum coke and other natural gas-based products. Operating results also reflected lower crude processing rates compared to 2011 as a result of planned and unplanned plant outages.

2011 Versus 2010—Benchmark U.S. heavy crude refining margins, despite declining significantly in the fourth quarter, were higher in 2011 as a result of significant discounts for heavy crude oil and increased gasoline and distillate spreads over crude oil for much of the year.

Segment operating results were higher in 2011 compared to 2010, despite significantly lower refining margins in the fourth quarter. The higher 2011 results primarily reflected higher crude oil refining margins and increased crude runs at the Houston refinery compared to 2010. Crude processing rates were higher in 2011, compared to 2010, as a result of unplanned outages during 2010, including the crude unit fire in May 2010. Operating results for 2011 and the Successor period in 2010 reflect the impacts of fresh-start accounting, including the benefit of lower depreciation and amortization expense related to the write-down of segment assets.

The following table sets forth the Refining segment’s sales and other operating revenues, operating income and market refining margins for the U.S. for the applicable periods. Light Louisiana Sweet, or “LLS” and “WTI,” or West Texas Intermediate, are light crude oils, while “Maya” is a heavy crude oil.

	Successor			Predecessor
Millions of dollars	Year Ended December 31, 2012	Year Ended December 31, 2011	May 1 through December 31, 2010	January 1 through April 30, 2010
Sales and other operating revenues	$13,291	$13,706	$6,259	$3,051
Operating income (loss)	334	809	208	(97)

Heavy crude processing rates, thousands of barrels per day	255	263	223	263

Market margins, dollars per barrel
Light crude oil - 2-1-1 *	11.50	7.80	8.98	7.50
Light crude oil - Maya differential *	12.05	13.76	8.99	9.46

Total Maya 2-1-1	23.55	21.56	17.97	16.96

*	WTI crude oil was used as the Light crude reference for periods prior to 2011. As of January 1, 2011, LLS crude oil is used as the Light crude oil reference. Beginning in early 2011, the WTI crude oil reference was no longer an effective indicator of light crude oil pricing given the large location differential compared to other light crude oils.

Revenues—Revenues decreased $415 million, or 3%, in 2012 compared to 2011 and increased $4,396 million, or 47%, from 2010 to 2011. Lower sales volumes in 2012 were responsible for a revenue decrease of 4% compared to 2011. The lower sales volumes reflect the resale of excess crude oil in 2011. In addition, crude processing rates were lower in 2012 compared to 2011 as a result of planned and unplanned outages in 2012. A 1% revenue increase from sales prices in 2012 compared to 2011 was driven by the impact of higher gasoline and distillate prices, partly offset by lower values for refinery byproducts.

The increase in revenues in 2011 was primarily due to higher average sales prices and higher refining sales volumes. Higher average sales prices and higher sales volumes were responsible for revenue increases of 30% and 17%, respectively. Crude processing rates were 11% higher compared to 2010, which was negatively impacted by a crude unit fire during the second quarter, sulfur constraints, unplanned coker unit outages and a supply disruption from a third party utility supplier.

Operating Income (Loss)—Operating results decreased $475 million in 2012 compared to 2011 and increased $698 million in 2011 compared to 2010. In 2012, segment operating results reflected benefits totaling $77 million, including a recovery of $24 million related to a former employee who pled guilty to fraud and a $53 million insurance settlement associated with Hurricane Ike. Operating results for 2011 reflected benefits totaling $49 million, including an insurance recovery related to the fraud mentioned above and a settlement related to the 2008 crane incident at the refinery. Operating results for 2011 also reflected margins that benefited from favorable crude purchasing opportunities.

Excluding the impact of the benefits described above, operating income in 2012 decreased largely as a result of lower refining margins despite an increase in the benchmark Maya 2-1-1 margin. Our refining margins in

2012, which were lower relative to the Maya 2-1-1 margin, reflected a reduced benefit from favorable crude purchasing opportunities compared to 2011 and lower by-product spreads for petroleum coke and other natural gas-based products.

The improvement in the 2011 operating results of our underlying operations at the refinery primarily reflects higher refining margins as indicated by the increase in the Maya 2-1-1 benchmark margin. The financial performance of our refining business was favorably impacted by purchasing crude oils at discounts versus the Maya reference price for heavy crude oil. Segment operating results for 2011 included $49 million of benefits described above. Operating results for 2011 also benefited from lower depreciation expense of $83 million, compared to the same 2010 period, as a result of the application of fresh-start accounting and the revaluation of our assets. Operating results for 2010 were negatively impacted by a crude unit fire at the refinery in May 2010, resulting in lost production and $14 million of cash costs.

Fourth Quarter 2012 versus Third Quarter 2012—Operating income for the fourth quarter was $86 million compared to $114 million in the third quarter, which included a $24 million recovery related to a former employee who plead guilty to fraud.

After giving consideration to the $24 million recovery discussed above, fourth quarter operating results for the refinery were relatively unchanged from those seen in the third quarter. Although crude processing rates improved from 240,000 barrels per day in the third quarter to 255,000 barrels per day in the fourth quarter, the Maya 2-1-1 benchmark margins declined primarily due to weak gasoline product spreads, and we incurred higher maintenance costs in the fourth quarter. These negative impacts to fourth quarter operating results were substantially offset by a higher heavy crude oil price differential and a lower penalty on petroleum coke and other by-products as natural gas prices increased. Unplanned outages during both quarters negatively impacted the crude processing rates.

Technology Segment

2012 Versus 2011—Operating results in 2012 for the Technology segment were lower compared to 2011. The results for both periods were negatively impacted by restructuring activities in Europe and in 2011, by an impairment of a research and development project. Underlying operations of the Technology segment in 2012 were relatively unchanged from 2011.

2011 Versus 2010—Results for 2011 reflected higher research and development costs primarily related to charges for the impairment of a research and development project in Europe and the relocation of a research and development facility, and lower licensing and services revenue compared to 2010. Operating results for the catalyst business were higher in 2011 compared to 2010.

The following table sets forth the Technology segment’s sales and other operating revenues and operating income.

	Successor			Predecessor
Millions of dollars	Year Ended December 31, 2012	Year Ended December 31, 2011	May 1 through December 31, 2010	January 1 through April 30, 2010
Sales and other operating revenues	$498	$506	$365	$145
Operating income	122	107	69	39

Revenues—Revenues decreased $8 million, or 2%, in 2012 compared to 2011. These decreases primarily reflect lower catalyst sales volumes, which were responsible for a revenue decrease of 2% in 2012 compared to 2011. Price changes in 2012 accounted for a revenue decrease of 3% compared to 2011. In addition, the recognition of higher revenues on process licenses issued in prior years in 2012 resulted in an increase of 3% in revenues compared to 2011.

Revenues were comparable in 2011 and 2010. Catalyst sales volumes and prices were essentially the same in both years. The recognition of revenue on process licenses issued in prior periods was lower in 2011 and resulted in a 2% decrease in revenues.

Operating Income—Operating income increased $15 million in 2012 compared to 2011. Operating results for 2012 included an $18 million charge related to restructuring activities in Europe. Charges of $16 million related to restructuring activities and asset retirement obligations associated with a relocated R&D facility and $19 million for the impairment of an R&D project in Europe were included in our 2011 operating results.

Apart from these charges, underlying operations of the Technology segment’s businesses in 2012 were relatively unchanged compared to 2011. Lower catalyst results which stemmed from lower margins and sales volumes were substantially offset by higher revenue recognized from process licenses issued in prior years.

Operating income was comparable in 2011 and 2010. In 2011, lower revenue recognized from process licenses issued in prior years and higher research and development costs in 2011 offset the effects of higher operating results for catalysts. Operating income in both periods reflected the impact of an ongoing slowdown in new polyolefin projects that stemmed from the economic crisis in late 2008.

Fourth Quarter 2012 versus Third Quarter 2012—Operating income was $23 million in the fourth quarter compared to $31 million in the third quarter. Fourth quarter operating results include the $18 million charge related to restructuring activities discussed above. After giving consideration to the restructuring charge, operating results for the Technology segment improved in the fourth quarter compared to the third quarter. Results for the catalyst business improved and higher revenues were recognized in the fourth quarter for licenses issued in prior periods. The higher results for our catalyst business reflected an increase in sales volumes that was offset in part by lower average sales prices.

FINANCIAL CONDITION

Operating, investing and financing activities of continuing operations, which are discussed below, are presented in the following table:

	Successor			Predecessor
Millions of dollars	Year Ended December 31, 2012	Year Ended December 31, 2011	May 1 through December 31, 2010	January 1 through April 30, 2010
Source (use) of cash:
Operating activities	$4,787	$2,860	$2,968	$(925)
Investing activities	(1,013)	(1,021)	(323)	(224)
Financing activities	(2,145)	(4,955)	(1,194)	3,315

Operating Activities—Cash of $4,787 million provided in 2012 primarily reflected earnings, adjusted for non-cash items, proceeds received from income tax refunds, distributions from our joint ventures, insurance settlements and cash provided by the main components of working capital – accounts receivable, inventories and accounts payable. These increases were offset in part by company contributions to our pension plans and premiums and other fees related to prepayment of debt.

The main components of working capital provided cash of $151 million in 2012. This reflects a decrease in inventories of $441 million, partially offset by a $101 million increase in accounts receivable and a $189 decrease in accounts payable. A reduction in the high level of our O&P–Americas olefins inventories that were built at the end of 2011 in preparation for a turnaround scheduled for early 2012 at our Channelview, Texas facility, and the liquidation of refined products and crude oil inventories following the January 2012 shutdown of our Berre refinery were the primary contributors to the $441 million decrease in inventories. The increase in accounts receivable reflects higher sales volumes at the end of 2012 compared to the same period in 2011, while the lower accounts payable balance at December 31, 2012 reflects lower outstanding crude oil invoices compared to December 31, 2011.

Cash of $2,860 million provided in 2011 primarily reflected earnings, adjusted for non-cash items, and higher distributions from our joint ventures, partially offset by an increase in cash used by the main components of working capital and payments totaling $1,699 million related to company contributions to our pension plans, tax payments, premiums and other fees related to prepayments of debt and a litigation settlement.

The main components of working capital used cash of $118 million in 2011. The increase in these working capital components during 2011 reflects increases of $89 million and $732 million in accounts receivable and inventories, respectively, partially offset by a $703 million increase in accounts payable. The increases in both accounts receivable and accounts payable reflect increasing prices over the period. The increase in inventories reflects higher prices and increased volumes, especially in the O&P—Americas business segment as we built inventory in preparation for a major first quarter 2012 turnaround.

Cash of $2,043 million provided in the combined Successor and Predecessor periods of 2010 primarily reflected earnings, adjusted for non-cash items, offset by payments for reorganization items, claims under the Plan of Reorganization, and certain annual payments relating to sales rebates, employee bonuses, property taxes and insurance premiums.

In the combined Successor and Predecessor periods of 2010, the main components of working capital used cash of $456 million. The increase in these components of working capital during 2010 reflected a $702 million increase in accounts receivable due to higher average sales prices and higher sales volumes and a $395 million increase in inventory, partially offset by a $641 million increase in accounts payable due to the higher costs and volumes of feedstocks, and more favorable payment terms.

Investing Activities—Cash used in investing activities in 2012 primarily reflects capital expenditures of $1,060 million, partially offset by a $48 million decrease in restricted cash.

Cash used in investing activities in 2011 primarily reflects capital expenditures of $1,050 million, including the purchase of a pipeline for $73 million, and an increase in restricted cash of $42 million related to the issuance of cash collateralized letters of credit, partially offset by proceeds of $71 million from the sale of assets, which includes $57 million related to the sale of surplus precious metals.

Cash used in investing activities in 2010 included $692 million of capital expenditures, partially offset by proceeds of $154 million from the sale of our Flavors & Fragrance chemicals business in December 2010.

The following table summarizes capital expenditures plan for 2013 and actual capital expenditures for the periods from 2010 through 2012:

		Successor			Predecessor
Millions of dollars	Plan 2013	Year Ended December 31, 2012	Year Ended December 31, 2011	May 1 through December 31, 2010	January 1 through April 30, 2010
Capital expenditures by segment:
O&P–Americas	$654	$468	$425	$146	$52
O&P–EAI	213	254	235	106	102
I&D	379	159	101	79	12
Refining	201	136	224	80	31
Technology	29	43	26	19	12
Other	5	—	10	11	3

Consolidated capital expenditures of continuing operations	$1,481	$1,060	$1,021	$441	$212

In 2011 and the Successor and Predecessor periods of 2010, our discontinued operations had capital expenditures of $29 million, $25 million and $14 million, respectively. There were no capital expenditures related to discontinued operations in 2012. The capital expenditures presented in the table above also exclude costs of major periodic maintenance and repair activities, including turnarounds and catalyst recharges of $55 million in the Predecessor period of 2010.

Capital spending projected for 2013 reflects an increase over 2012 levels of approximately 40%. This increase includes capital for expansion projects, debottlenecks of certain assets to enhance production and the purchase of railcars.

Financing Activities—Financing activities used cash of $2,145 million during 2012. Financing activities in 2012 reflect proceeds of $3,000 million from the issuance of $2,000 million of 5% senior notes due 2019 and $1,000 million of 5.75% senior notes due 2024. Net proceeds from the notes, together with cash on hand, were used to finance the repayment in full of the remaining $755 million of our 8% senior notes due 2017 and $1,921 million of our 11% senior notes due 2018, respectively, and to pay $294 million for associated premiums and fees, which are reflected in operating cash flows.

In May 2012, we entered into a five-year revolving credit facility, and terminated our ABL credit facility. The revolving credit facility may be used for dollar and euro denominated borrowings and includes a sublimit for up to $700 million of dollar and euro denominated letters of credit. The balance of outstanding borrowings and letters of credit under the facility may not exceed $2,000 million at any given time.

In September 2012, we entered into a three-year, $1,000 million U.S. accounts receivable securitization facility that permits the sale of certain eligible trade receivables to participating financial institutions. The facility also provides for the issuance of letters of credit up to $200 million.

In aggregate, we paid fees related to these financing activities totaling $53 million.

Cash dividends of $2,415 million were paid during 2012, which include a special dividend of $2.75 per share paid on December 11, 2012 to shareholders of record on November 19, 2012.

Financing activities used cash of $4,955 million during 2011. In 2011, we redeemed an aggregate of $1,407 million and €234 million ($324 million) of our 8% senior notes due 2017 and $1,319 million of our 11% senior notes. We paid premiums totaling $404 million and bank fees of $7 million in conjunction with these redemptions.

Also in 2011, we issued $1,000 million of 6% senior notes due 2021 and used the proceeds to pay a portion of a special dividend of $4.50 per share, totaling $2,580 million. In addition to the special dividend, we paid a final 2010 dividend and interim dividends totaling $313 million. In June 2011, we paid $15 million of fees related to the amendment of our ABL credit facility.

In December 2010, we redeemed $225 million and €37.5 million ($50 million) of our 8% senior notes due 2017 and paid premiums of $8 million. Also in December 2010, we repaid $495 million of the Senior Term Loan Facility, at par.

We made net payments totaling $398 million in the Successor period of 2010 under our European Securitization Facility, which included the entire outstanding balance in October 2010.

As part of our emergence from bankruptcy, we received gross proceeds of $2,800 million on April 30, 2010 in connection with the issuance of shares in a rights offering and paid $86 million of fees, including $70 million of fees to equity backstop providers. We also received net proceeds of $3,242 million at emergence from the issuance of $2,250 million and €375 million ($497 million) of senior secured notes and from proceeds of the Senior Term Loan facility of $495 million, and paid related fees of $72 million.

Proceeds from the rights offering and the senior notes, along with borrowings under the Senior Term Loan Facility and the amended and restated European Securitization Facility, were used to repay outstanding amounts of $3,152 million under our DIP financing arrangement and to pay a $195 million exit fee required under the arrangement. We also paid fees totaling $92 million in connection with our ABL credit facility and amended and restated our European Securitization Facility. Predecessor debt classified as Liabilities subject to compromise immediately prior to emergence from bankruptcy was discharged pursuant to the Plan of Reorganization.

Apart from the payments reflected above, during the 2010 Predecessor period, we made payments totaling $25 million under other financing arrangements and had a net increase in borrowings of $47 million under the European Securitization Facility.

For additional information related to these financing activities, see Note 12 to the Consolidated Financial Statements.

Liquidity and Capital Resources—As of December 31, 2012, we had unrestricted cash and cash equivalents of $2,732 million. In addition, we had total unused availability under our credit facilities of $3,348 million at December 31, 2012, which included the following:

•

$1,949 million under our revolving credit facility, which is net of outstanding borrowings and outstanding letters of credit provided under the facility. At December 31, 2012, we had $48 million of outstanding letters of credit and no outstanding borrowings under the facility.

•

$916 million under our new, three-year accounts receivable securitization facility. Availability under the U.S. receivables securitization facility is subject to a borrowing base of eligible receivables, which is reduced by outstanding borrowings and letters of credit, if any. There were no outstanding borrowings or letters of credit at December 31, 2012.

•

€355 million and $20 million (totaling approximately $483 million) under our €450 million European receivables securitization facility. Availability under this facility is subject to a borrowing base, net of outstanding borrowings. There were no outstanding borrowings under this facility at December 31, 2012.

See Note 12 to the Consolidated Financial Statements for additional information related to our credit facilities.

In addition to the letters of credit issued under our committed revolving credit facility, we also have outstanding letters of credit and bank guarantees totaling $83 million at December 31, 2012.

At December 31, 2012, we had total debt, including current maturities, of $4,400 million.

We have receivables outstanding of €257 million ($339 million) related to value added tax (“VAT”) in Italy. In the first quarter 2010, Italy implemented a reverse change rule, under which non-domestic companies may not collect VAT on sales to domestic companies but must submit VAT on purchases from domestic companies. As a result, the balance of VAT receivables due from Italy, which is reflected in Other investments and long-term receivables in the Consolidated Balance Sheets, has increased since that date. We expect to collect all amounts owed to us.

As a result of ceasing operations at our Berre refinery in France in January 2012, we expect to make future payments to affected employees and for exit or disposal activities. See Note 3 to the Consolidated Financial Statements for additional information related to this matter.

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

We intend to continue to declare and pay quarterly dividends, with the goal of increasing the dividend over time, after giving consideration to our cash balances and expected results from operations. We believe that our cash on hand, cash from operating activities and proceeds from our credit facilities provide us with sufficient financial resources to meet our anticipated capital requirements and obligations as they come due.

Contractual and Other Obligations—The following table summarizes, as of December 31, 2012, our minimum payments for long-term debt, including current maturities, short-term debt, and contractual and other obligations for the next five years and thereafter.

		Payments Due By Period
Millions of dollars	Total	2013	2014	2015	2016	2017	Thereafter
Total debt	$4,400	$96	$1	$1	$1	$1	$4,300
Interest on total debt	2,220	243	243	243	243	243	1,005
Pension benefits:
PBO	3,444	204	195	204	197	209	2,435
Assets	(2,323)						(2,323)

Funded status	1,121
Other postretirement benefits	391	22	22	23	24	24	276
Advances from customers	170	42	61	15	12	12	28
Other	1,113	404	134	122	112	33	308
Deferred income taxes	1,314	34	138	139	153	109	741
Other obligations:
Purchase obligations:
Take-or-pay contracts	17,911	2,472	2,393	2,243	1,737	1,733	7,333
Other contracts	28,719	10,896	5,972	5,296	2,309	2,197	2,049
Operating leases	1,080	256	220	178	111	88	227

Total	$58,439	$14,669	$9,379	$8,464	$4,899	$4,649	$16,379

Total Debt—Total debt includes our 5% senior notes due 2019, our 6% senior notes due 2021, our 5.75% senior notes due 2024, our 8.1% guaranteed notes due 2027 and various other U.S. and non-U.S. loans. See Note 12 for a discussion of covenant requirements under the credit facilities and indentures and additional information regarding our debt facilities.

Interest on Total Debt—Our debt and related party debt agreements contain provisions for the payment of monthly, quarterly or semi-annual interest at a stated rate of interest over the term of the debt.

Pension Benefits—We maintain several defined benefit pension plans, as described in Note 16 to the Consolidated Financial Statements. At December 31, 2012, the projected benefit obligation for our pension plans exceeded the fair value of plan assets by $1,121 million. Subject to future actuarial gains and losses, as well as actual asset earnings, we, together with our consolidated subsidiaries, will be required to fund the $1,121 million, with interest, in future years. We contributed $180 million, $526 million and $99 million to our pension plans in 2012, 2011 and 2010, respectively. Estimates of pension benefit payments net of contributions through 2017 are included in the table above.

Other Postretirement Benefits—We provide other postretirement benefits, primarily medical benefits to eligible participants, as described in Note 16 to the Consolidated Financial Statements. We pay other unfunded postretirement benefits as incurred. Estimates of other postretirement benefit payments through 2017 are included in the table above.

Advances from Customers—We are obligated to deliver product, primarily at cost-based prices, in connection with long-term sales agreements under which advances from customers were received in prior years.

These advances are treated as deferred revenue and will be amortized to earnings as product is delivered over the remaining terms of the respective contracts, which primarily range from 4 to 8 years. The unamortized long-term portion of such advances totaled $128 million as of December 31, 2012.

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

Purchase Obligations—We are party to various obligations to purchase products and services, principally for raw materials, utilities and industrial gases. These commitments are designed to assure sources of supply and are not expected to be in excess of normal requirements. The commitments are segregated into take-or-pay contracts and other contracts. Under the take-or-pay contracts, we are obligated to make minimum payments whether or not we take the product or service. Other contracts include contracts that specify minimum quantities; however, in the event that we do not take the contractual minimum, we are only obligated for any resulting economic loss suffered by the vendor. The payments shown for the other contracts assume that minimum quantities are purchased. For contracts with variable pricing terms, the minimum payments reflect the contract price at December 31, 2012.

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

Inventory—LyondellBasell N.V. adopted the LIFO method of accounting for inventory upon implementation of fresh-start accounting. The price of crude oil and natural gas is subject to many factors, including changes in economic conditions. The fluctuation in the price of crude oil and natural gas from period to period may result in the recognition of charges to adjust the value of inventory to the lower of cost or market in periods of falling prices and the reversal of those charges in subsequent interim periods as market prices recover.

Accordingly, our cost of sales and results of operations may be affected by such fluctuations. In conjunction with the implementation of fresh-start accounting on April 30, 2010, the Company recorded its inventory, which was primarily hydrocarbon derived, at fair value.

Following the revaluation of our inventory to fair value on April 30, 2010, we recorded a net non-cash charge of $42 million to adjust the value of inventory to the lower of cost or market at December 31, 2010. A $71 million charge to adjust the value of inventory to the lower of cost or market at June 30, 2012 was reversed in the third quarter of 2012 reflecting the recovery of market price as of September 30, 2012. No lower of cost or market charges were required in 2011.

Long-Lived Assets—With respect to long-lived assets, which primarily include property, plant and equipment and intangible assets, key assumptions included the estimates of the asset fair values and useful lives at the Emergence Date and the recoverability of carrying values of fixed assets and other intangible assets, as well as the existence of any obligations associated with the retirement of fixed assets. Such estimates could be significantly modified and/or the carrying values of the assets could be impaired by such factors as new technological developments, new chemical industry entrants with significant raw material or other cost advantages, uncertainties associated with the European, U.S. and other world economies, the cyclical nature of the chemical and refining industries, and uncertainties associated with regulatory governmental actions.

When events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, we evaluate long-lived assets, including intangible assets, for impairment. When it is probable that the undiscounted cash flows of a tangible asset or asset group will not be sufficient to recover the carrying amount, the asset is written down to its estimated fair value. In-process research and development projects are impaired when abandoned.

During the year ended December 31, 2011 and the eight months ended December 31, 2010, we recognized impairments of $19 million and $3 million, respectively, related to certain in-process research and development projects which were abandoned.

The estimated useful lives of long-lived assets range from 3 to 30 years. Depreciation and amortization of these assets, including amortization of capitalized turnaround costs, under the straight-line method over their estimated useful lives totaled $983 million in 2012. If the useful lives of assets are found to be shorter than originally estimated, depreciation and amortization charges would be accelerated over the revised useful life.

Goodwill—Goodwill of $591 million at December 31, 2012 represents the tax effect of the differences between the tax and book bases of the Company’s assets and liabilities resulting from the Company’s revaluation of those assets and liabilities to fair value in connection with the Company’s emergence from bankruptcy and adoption of fresh-start accounting. LyondellBasell N.V. evaluates the recoverability of the carrying value of goodwill annually or more frequently if events or changes in circumstances indicate that the carrying amount of the goodwill of a reporting unit may not be fully recoverable.

We first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Qualitative factors assessed for each of the reporting units include, but are not limited to, changes in long-term commodity prices, discount rates, competitive environments, planned capacity, cost factors such as raw material prices, and financial performance of the reporting units. If the qualitative assessment indicates that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, a two-step quantitative test is required.

For 2012 and 2011, our qualitative assessment indicated that the fair value of our reporting units was greater than their carrying value. Accordingly, a quantitative two-step goodwill impairment test was not required.

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

The current benefit service costs, as well as the existing liabilities, for pensions and other postretirement benefits are measured on a discounted present value basis. The discount rate is a current rate, related to the rate at which the liabilities could be settled. LyondellBasell N.V.’s assumed discount rate is based on yield information for high-quality corporate bonds. For the purpose of measuring the benefit obligations at December 31, 2012, LyondellBasell N.V. used a weighted average discount rate of 3.82% for the U.S. plans which reflects the different terms of the related benefit obligations. The weighted average discount rate used to measure obligations for non-U.S. plans at December 31, 2012 was 3.63%, reflecting market interest rates. The discount rates in effect at December 31, 2012 will be used to measure net periodic benefit cost during 2013.

The benefit obligation and the periodic cost of other postretirement medical benefits also are measured based on assumed rates of future increase in the per capita cost of covered health care benefits. As of December 31, 2012, the assumed rate of increase for our U.S. plans was 7.9%, decreasing to 4.5% in 2027 and thereafter. A one percentage point change in the health care cost trend rate assumption would have no significant effect on either the benefit liability or the net periodic cost, due to limits on LyondellBasell N.V.’s maximum contribution level under the medical plan.

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

The weighted average expected long-term rates of return on U.S. and non-U.S. plan assets of 8.00% and 4.84%, respectively, are based on the average level of earnings that our independent pension investment advisor had advised could be expected to be earned over time. The expectation is based on an asset allocation that varies by region. The asset allocations are summarized in Note 16 to the Consolidated Financial Statements. The actual returns in 2012 were a gain of 12.82% for U.S. plan assets and a gain of 7.63% for non-U.S. plan assets.

The actual rate of return on plan assets may differ from the expected rate due to the volatility normally experienced in capital markets. Management’s goal is to manage the investments over the long term to achieve optimal returns with an acceptable level of risk and volatility.

Net periodic pension cost recognized each year includes the expected asset earnings, rather than the actual earnings or loss. Along with other gains and losses, this unrecognized amount, to the extent it cumulatively exceeds 10% of the projected benefit obligation for the respective plan, is recognized as additional net periodic benefit cost over the average remaining service period of the participants in each plan.

Additional information on the key assumptions underlying these benefit costs appears in Note 16 to the Consolidated Financial Statements.

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

As of December 31, 2012, LyondellBasell N.V.’s accrued liability for future environmental remediation costs at current and former plant sites and other remediation sites totaled $126 million. The liabilities for individual sites range from less than $1 million to $23 million, and remediation expenditures are expected to occur over a number of years, and not to be concentrated in any single year. In the opinion of management, it is reasonably possible that losses in excess of the liabilities recorded for environmental remediation may have been incurred. However, we cannot estimate any amount or range of such possible additional losses. New information about sites, new technology or future developments such as involvement in investigations by regulatory agencies, could require LyondellBasell N.V. to reassess potential exposure related to environmental matters. See Note 19 to the Consolidated Financial Statements for further discussion of environmental remediation matters.

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

We recognize future tax benefits to the extent that the realization of these benefits is more likely than not. Our current provision for income taxes is impacted by the recognition and release of valuation allowances related to net deferred assets in certain non-U.S. jurisdictions. Further changes to these valuation allowances may impact our future provision for income taxes, which will include no tax benefit with respect to losses incurred and no tax expense with respect to income generated in these countries until the respective valuation allowance is eliminated.

We recognize the financial statement benefits with respect to an uncertain income tax position that we have taken or may take on an income tax return when it is more likely than not that the position will be sustained with the tax authorities. For a position that is likely to be sustained, the benefit recognized in the financial statements is measured at the largest amount that is greater than 50 percent likely of being realized.

For further information related to our income taxes, see Note 18 to the Consolidated Financial Statements of LyondellBasell N.V. for the year ended December 31, 2012.

ACCOUNTING AND REPORTING CHANGES

For a discussion of the potential impact of new accounting pronouncements on our consolidated financial statements, see Note 2 to the Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

See Note 14 to the Consolidated Financial Statements for discussion of LyondellBasell N.V.’s management of commodity price risk, foreign currency exposure and interest rate risk through its use of derivative instruments and hedging activities.

The Company’s ability to engage in risk mitigation activities through the use of derivative transactions was limited until April 30, 2010 as a result of the voluntary filings in 2009 for relief under chapter 11 of the U.S. Bankruptcy Code and the associated perceived credit risk.

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

In addition, we selectively use commodity swap, option, and futures contracts with various terms to manage the volatility related to purchases of natural gas and raw materials, as well as product sales. Such contracts are generally limited to durations of one year or less. Hedge accounting has not been elected for any of our commodity contracts in any of the periods presented. Market risks created by these derivative instruments and the mark-to-market valuations of open positions are monitored by management.

The estimated fair value and notional amounts of our open commodity futures contracts are shown in the table below:

	Open Commodity Contracts
	December 31, 2012
		Notional Amounts
Millions of dollars	Fair Value	Value	Volumes	Volume Unit	Maturity Dates
Futures:
Gasoline	$(7)	$56	20	million gallons	January 2013 - February 2013
Heating oil	—	38	13	million gallons	January 2013
Butane	5	25	14	million gallons	January 2013 - February 2013
Crude oil	1	110	47	million gallons	February 2013 - March 2013

	$(1)	$229

	December 31, 2011
		Notional Amounts
	Fair Value	Value	Volumes	Volume Unit	Maturity Dates
Futures:
Gasoline	$12	$34	12	million gallons	January 2012 - February 2012
Heating oil	1	54	19	million gallons	January 2012
Butane	(1)	22	12	million gallons	January 2012 - February 2012

	$12	$110

We use value at risk (“VAR”), stress testing and scenario analysis for risk measurement and control purposes.

VAR estimates the maximum potential loss in fair market values, given a certain move in prices over a certain period of time, using specified confidence levels.

Using sensitivity analysis and hypothetical changes in market prices ranging from 18% to 31%, which represents the one year volatility ranges of the underlying products, the effect would have been to increase our net income by less than $1 million. The quantitative information about market risk is necessarily limited because it does not take into account the effects of the underlying operating transactions.

Foreign Exchange Risk

We manufacture and market our products in a number of countries throughout the world and, as a result, are exposed to changes in foreign currency exchange rates. Transactions are entered into, in part, in currencies other than the applicable functional currency.

A significant portion of our reporting entities use the Euro as their functional currency. Our reporting currency is the U.S. Dollar. The translation gains or losses that result from the process of translating the Euro denominated financial statements to U.S. Dollars are deferred in AOCI until such time as those entities may be liquidated or sold. Changes in the value of the U.S. Dollar relative to the Euro can therefore have a significant impact on comprehensive income. We generally do not attempt to minimize or mitigate the foreign currency risks resulting from the translation of assets and liabilities of non-U.S. operations into our reporting currency.

Some of our operations enter into transactions denominated in other than their functional currency. This results in exposure to foreign currency risk for financial instruments, including, but not limited to third party and intercompany receivables and payables and intercompany loans. We maintain risk management control systems intended to monitor foreign currency risk attributable to inter-company and third party outstanding foreign currency balances. The control systems involve the centralization of foreign currency exposure management, offsetting exposures and estimating the expected impacts of changes in foreign currency rates on our earnings. We enter into foreign currency forward contracts to reduce the effects of our net currency exchange exposures. Since June 30, 2010, our policy has been to maintain an approximately balanced position in foreign currencies to minimize exchange gains and losses arising from changes in exchange rates. This position is monitored routinely. A 10% fluctuation compared to the U.S. dollar in the underlying currencies would result in an additional impact to earnings of no more than $2.5 million in any reporting period.

For 2012, 2011, and the 2010 Successor and Predecessor periods, other income (loss), net, in the Consolidated Statements of Income reflected a loss of $21 million, a loss of $17 million, a gain of $18 million and a loss of $258 million, respectively, in net exchange rate gains and losses. The $258 million loss in the 2010 Predecessor period was primarily the result of the revaluation of third party debt of certain of our subsidiaries due to changes in the foreign exchange rates in effect during those periods. Such debt was denominated in currencies other than the functional currencies of the subsidiaries and was refinanced upon emergence from bankruptcy. For forward contracts that economically hedge recognized monetary assets and liabilities in foreign currencies, no hedge accounting is applied. Changes in the fair value of foreign currency forward contracts are reported in the Consolidated Statements of Income and offset the currency exchange results recognized on the assets and liabilities.

Interest Rate Risk

We are exposed to interest rate risk with respect to variable rate debt. Our variable rate debt consists of our $2,000 million Senior Revolving Credit Facility, our $1,000 million U.S. Receivables Securitization Facility and our €450 million European Receivables Securitization Facility. At December 31, 2012, there were no outstanding borrowings under these facilities.

Item 8. Financial Statements and Supplementary Data.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of LyondellBasell Industries N.V.

In our opinion, the accompanying consolidated balance sheets as of December 31, 2012 and 2011 and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows for the two years ended December 31, 2012 and for the period from May 1, 2010 through December 31, 2010 present fairly, in all material respects, the financial position of LyondellBasell N.V. and its subsidiaries (the “ Company” or the “Successor”) at December 31, 2012 and 2011 and the results of their operations and their cash flows for the two years ended December 31, 2012 and for the period from May 1, 2010 through December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits (which were integrated audits in 2012 and 2011). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Notes 1 and 23 to the consolidated financial statements, on April 23, 2010, the United States Bankruptcy Court confirmed LyondellBasell Industries AF S.C.A.’s (“the Predecessor Company”) Third Amended and Restated Plan of Reorganization and the debtors emerged from Chapter 11 protection on April 30, 2010. As of the emergence date, the Predecessor Company’s equity interests in its indirect subsidiaries terminated and the Successor now owns and operates, directly and indirectly, substantially the same business as the Predecessor Company owned and operated prior to emergence from the bankruptcy cases. In connection with its emergence from bankruptcy, the Company adopted fresh start accounting on May 1, 2010.

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

PricewaterhouseCoopers LLP

Houston, Texas

February 12, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of LyondellBasell Industries N.V.

In our opinion, the accompanying consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows for the period from January 1, 2010 through April 30, 2010 present fairly, in all material respects the results of operations and cash flows for the period from January 1, 2010 through April 30, 2010 of the Predecessor of LyondellBasell Industries N.V and its subsidiaries (the “Predecessor Company”) in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Predecessor Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

As discussed in Notes 1 and 23 to the consolidated financial statements, on April 23, 2010, the United States Bankruptcy Court confirmed the Predecessor Company’s Third Amended and Restated Plan of Reorganization and the debtors emerged from Chapter 11 protection on April 30, 2010. As of the emergence date, the Predecessor Company’s equity interests in its indirect subsidiaries terminated and LyondellBasell Industries N.V. (the “Successor Company”) now owns and operates, directly and indirectly, substantially the same business as the Predecessor Company owned and operated prior to emergence from the bankruptcy cases. In connection with its emergence from bankruptcy, the Successor Company adopted fresh start accounting on May 1, 2010.

PricewaterhouseCoopers LLP

Houston, Texas

March 17, 2011, except for Revision II described in Note 2 (not presented herein) to the consolidated financial statements appearing in the Registration Statement on Form S-4/A of LyondellBasell Industries N.V. filed on September 6, 2011, as to which the date is August 12, 2011, and except for the effects of discontinued operations discussed in Note 3 and the change in the composition of reportable segments discussed in Note 22, as to which the date is February 12, 2013.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED STATEMENTS OF INCOME

	Successor			Predecessor
			May 1 through December 31, 2010	January 1 through April 30, 2010
	Year Ended
Millions of dollars, except earnings per share	December 31,
	2012	2011
Sales and other operating revenues:
Trade	$44,315	$47,067	$25,409	$12,600
Related parties	1,037	1,116	723	207

	45,352	48,183	26,132	12,807
Operating costs and expenses:
Cost of sales	39,595	42,732	23,183	11,744
Selling, general and administrative expenses	909	918	558	304
Research and development expenses	172	196	99	55

	40,676	43,846	23,840	12,103
Operating income	4,676	4,337	2,292	704
Interest expense	(655)	(1,044)	(539)	(711)
Interest income	15	37	17	5
Other income (expense), net	2	30	(102)	(259)

Income (loss) from continuing operations before equity investments, reorganization items and income taxes	4,038	3,360	1,668	(261)
Income from equity investments	143	216	86	84
Reorganization items	4	(45)	(23)	7,124

Income from continuing operations before income taxes	4,185	3,531	1,731	6,947
Provision for (benefit from) income taxes	1,327	1,059	170	(1,315)

Income from continuing operations	2,858	2,472	1,561	8,262
Income (loss) from discontinued operations, net of tax	(24)	(332)	19	242

Net income	2,834	2,140	1,580	8,504
Net loss attributable to non-controlling interests	14	7	7	60

Net income attributable to the Company shareholders	$2,848	$2,147	$1,587	$8,564

Earnings (loss) per share:
Net income (loss) attributable to the Company shareholders—
Basic:
Continuing operations	$5.01	$4.34	$2.76
Discontinued operations	(0.04)	(0.58)	0.03

	$4.97	$3.76	$2.79

Diluted:
Continuing operations	$4.96	$4.32	$2.75
Discontinued operations	(0.04)	(0.58)	0.03

	$4.92	$3.74	$2.78

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Successor			Predecessor
			May 1 through December 31, 2010	January 1 through April 30, 2010
	Year Ended
	December 31,
Millions of dollars	2012	2011
Net income	$2,834	$2,140	$1,580	$8,504
Other comprehensive income, net of tax –
Financial derivatives:
Financial instrument adjustments during the period	—	—	—	141
Income tax expense (benefit)	—	—	—	51

Financial derivatives, net of tax	—	—	—	90

Unrealized losses on held-for-sale securities held by equity investees:
Unrealized losses arising during the period	—	—	—	(13)
Income tax expense (benefit)	—	—	—	—

Unrealized loss on held-for-sale securities held by equity investees, net of tax	—	—	—	(13)

Defined benefit and other postretirement benefit plans:
Prior service cost arising during the period	12	(16)	(10)	—
Reclassification adjustment for amortization of prior service cost included in net income	3	—	—	—
Net actuarial loss arising during the period	(198)	(382)	(53)	(45)
Reclassification adjustment for net actuarial loss included in net income	24	—	—	—

Defined benefit and other postretirement benefit plans, before tax	(159)	(398)	(63)	(45)
Income tax expense (benefit)	(38)	(128)	(30)	3

Defined benefit and other postretirement benefit plans, net of tax	(121)	(270)	(33)	(48)

Foreign currency translations adjustment:
Unrealized net change arising during the period	136	(237)	118	(34)
Income tax expense (benefit)	(1)	1	4	(9)

Foreign currency translations, net of tax	137	(238)	114	(25)

Total other comprehensive income (loss)	16	(508)	81	4

Comprehensive income	2,850	1,632	1,661	8,508
Comprehensive loss attributable to non-controlling interest	14	7	7	60

Comprehensive income attributable to the Company shareholders	$2,864	$1,639	$1,668	$8,568

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED BALANCE SHEETS

	December 31,
Millions, except shares and par value data	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$2,732	$1,065
Restricted cash	5	53
Accounts receivable:
Trade, net	3,720	3,582
Related parties	184	196
Inventories	5,075	5,499
Prepaid expenses and other current assets	570	1,040

Total current assets	12,286	11,435
Property, plant and equipment, net	7,696	7,333
Investments and long-term receivables:
Investment in PO joint ventures	397	412
Equity investments	1,583	1,559
Other investments and long-term receivables	383	72
Goodwill	591	585
Intangible assets, net	1,038	1,177
Other assets	246	266

Total assets	$24,220	$22,839

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED BALANCE SHEETS

	December 31,
Millions, except shares and par value data	2012	2011
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$1	$4
Short-term debt	95	48
Accounts payable:
Trade	2,440	2,562
Related parties	845	852
Accrued liabilities	1,157	1,242
Deferred income taxes	558	310

Total current liabilities	5,096	5,018
Long-term debt	4,304	3,980
Other liabilities	2,327	2,277
Deferred income taxes	1,314	917
Commitments and contingencies
Stockholders’ equity:
Ordinary shares, €0.04 par value, 1,275 million shares authorized, 575,216,709 and 573,390,514 shares issued, respectively	31	31
Additional paid-in capital	10,351	10,272
Retained earnings	1,274	841
Accumulated other comprehensive loss	(411)	(427)
Treasury stock, at cost, 3,206,033 and 4,051,013 ordinary shares, respectively	(106)	(124)

Total Company share of stockholders’ equity	11,139	10,593
Non-controlling interests	40	54

Total equity	11,179	10,647

Total liabilities and equity	$24,220	$22,839

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor			Predecessor
	Year Ended December 31,		May 1 through December 31, 2010	January 1 through April 30, 2010
Millions of dollars	2012	2011
Cash flows from operating activities:
Net income	$2,834	$2,140	$1,580	$8,504
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	983	931	558	565
Asset impairments	22	52	28	9
Amortization of debt-related costs	24	30	23	307
Charges related to payment of debt	34	31	18	—
Inventory valuation adjustment	—	—	42	—
Equity investments –
Equity income	(143)	(216)	(86)	(84)
Distribution of earnings, net of tax	147	206	34	18
Deferred income taxes	715	452	20	(1,321)
Reorganization items and fresh start accounting adjustments, net	(4)	45	23	(7,388)
Reorganization-related payments, net	—	(112)	(349)	(407)
(Gain) loss on sale of assets	(12)	(42)	(64)	4
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(101)	(89)	(52)	(650)
Inventories	441	(732)	(27)	(368)
Accounts payable	(189)	703	392	249
Contributions to pension plans	(180)	(526)	(63)	(36)
Income tax refunds	306	7	3	1
Prepaid expenses and other current assets	(98)	(23)	33	58
Other, net	8	3	855	(386)

Net cash provided by (used in) operating activities	4,787	2,860	2,968	(925)

Cash flows from investing activities:
Expenditures for property, plant and equipment	(1,060)	(1,050)	(466)	(226)
Proceeds from disposal of assets	12	71	154	1
Short-term investments	—	—	—	12
Restricted cash	48	(42)	(11)	(11)
Other	(13)	—	—	—

Net cash used in investing activities	(1,013)	(1,021)	(323)	(224)

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED STATEMENTS OF CASH FLOWS—Continued

	Successor			Predecessor
	For the Year Ended December 31,		May 1 through December 31,	January 1 through April 30,
Millions of dollars	2012	2011	2010	2010
Cash flows from financing activities:
Issuance of Class B ordinary shares	—	—	—	2,800
Proceeds from exercise of warrants	1	37	—	—
Dividends paid	(2,415)	(2,893)	—	—
Net repayments of debtor-in-possession term loan facility	—	—	—	(2,170)
Net repayments under debtor-in-possession revolving credit facility	—	—	—	(325)
Net borrowings (repayments) on revolving credit facilities	—	—	(412)	38
Issuance of long-term debt	3,000	1,000	—	3,242
Repayments of long-term debt	(2,679)	(3,063)	(778)	(9)
Payments of equity and debt issuance costs	(53)	(35)	(2)	(253)
Other, net	1	(1)	(2)	(8)

Net cash provided by (used in) financing activities	(2,145)	(4,955)	(1,194)	3,315

Effect of exchange rate changes on cash	38	(41)	60	(13)

Increase (decrease) in cash and cash equivalents	1,667	(3,157)	1,511	2,153
Cash and cash equivalents at beginning of period	1,065	4,222	2,711	558

Cash and cash equivalents at end of period	$2,732	$1,065	$4,222	$2,711

Supplemental Cash Flow Information:
Interest paid	$665	$1,066	$281	$360

Net income taxes paid	$261	$662	$75	$12

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

					Accumulated	Total
			Additional	Retained	Other	Stockholders’	Non-
	Ordinary Shares		Paid-in	Earnings	Comprehensive	Equity	Controlling
Millions of dollars	Issued	Treasury	Capital	(Deficit)	Income (Loss)	(Deficit)	Interests
Predecessor
Balance, December 31, 2009	$60	$—	$563	$(9,313)	$(286)	$(8,976)	$129
Net income (loss)	—	—	—	8,564	—	8,564	(60)
Other comprehensive income	—	—	—	—	4	4	—
Net distributions to non-controlling interests	—	—	—	—	—	—	(15)

Balance, April 30, 2010	60	—	563	(749)	(282)	(408)	54
Fresh-start reporting adjustments:
Elimination of predecessor common stock, capital surplus and accumulated earnings	(60)	—	(563)	749	—	126	—
Elimination of predecessor accumulated other comprehensive loss	—	—	—	—	282	282	—

Balance, May 1, 2010
Successor	$—	$—	$—	$—	$—	$—	$54

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

			Additional		Accumulated Other	Total	Non-
	Ordinary Shares		Paid-in	Retained	Comprehensive	Stockholders’	Controlling
Millions of dollars	Issued	Treasury	Capital	Earnings	Income (Loss)	Equity	Interests
Successor
Balance May 1, 2010	$—	$—	$—	$—	$—	$—	$54
Net income	—	—	—	1,587	—	1,587	(7)
Other comprehensive income	—	—	—	—	81	81	—
Issuance of class A and class B ordinary shares	30	—	9,815	—	—	9,845	—
Share-based compensation	—	—	22	—	—	22	—
Contributions from non-controlling interests	—	—	—	—	—	—	14

Balance, December 31, 2010	$30	$—	$9,837	$1,587	$81	$11,535	$61
Net income (loss)	—	—	—	2,147	—	2,147	(7)
Other comprehensive loss	—	—	—	—	(508)	(508)	—
Warrants exercised	1	—	402	—	—	403	—
Shares purchased	—	(133)	—	—	—	(133)	—
Share-based compensation	—	9	33	—	—	42	—
Special cash dividend ($4.50 per share)	—	—	—	(2,580)	—	(2,580)	—
Cash dividends ($0.55 per share)	—	—	—	(313)	—	(313)	—

Balance, December 31, 2011	$31	$(124)	$10,272	$841	$(427)	$10,593	$54

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other	Total	Non-
	Ordinary Shares		Paid-in	Retained	Comprehensive	Stockholders’	Controlling
Millions of dollars	Issued	Treasury	Capital	Earnings	Loss	Equity	Interests
Balance, December 31, 2011	$31	$(124)	$10,272	$841	$(427)	$10,593	$54
Net income (loss)	—	—	—	2,848	—	2,848	(14)
Other comprehensive income	—	—	—	—	16	16	—
Warrants exercised	—	—	43	—	—	43	—
Shares purchased	—	(13)	—	—	—	(13)	—
Share-based compensation	—	31	36	—	—	67	—
Special cash dividend ($2.75 per share)	—	—	—	(1,582)	—	(1,582)	—
Cash dividends ($1.45 per share)	—	—	—	(833)	—	(833)	—

Balance, December 31, 2012	$31	$(106)	$10,351	$1,274	$(411)	$11,139	$40

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

LyondellBasell Industries AF S.C.A. was formed in the Grand Duchy of Luxembourg as a corporate partnership limited by shares in April 2005 by BI S.à.r.l., a Luxembourg private limited liability company, affiliated with Access Industries, which is a privately held industrial group based in the United States.

2. Summary of Significant Accounting Policies

The following significant accounting policies were applied in the preparation of these Consolidated Financial Statements for the Successor Period:

Basis of Preparation and Consolidation

The accompanying consolidated financial statements have been prepared from the books and records of LyondellBasell N.V. and its subsidiaries after April 30, 2010 and LyondellBasell AF and its subsidiaries for periods up to and including that date under accounting principles generally accepted in the U.S. (“U.S. GAAP”). Subsidiaries are defined as being those companies over which the Company, either directly or indirectly, has control through a majority of the voting rights or the right to exercise control or to obtain the majority of the benefits and be exposed to the majority of the risks. Subsidiaries are consolidated from the date on which control is obtained until the date that such control ceases. All intercompany transactions and balances have been eliminated in consolidation.

The Consolidated Financial Statements have been prepared under the historical cost convention, as modified for the accounting of financial assets and financial liabilities (including derivative instruments) at fair value through

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

profit or loss. Consolidated financial information, including subsidiaries, associates and joint ventures, has been prepared using uniform accounting policies for similar transactions and other events in similar circumstances.

In the second quarter 2012, the operations of our Berre refinery, which had ceased operations on January 4, 2012, met the criteria for discontinued operations classification. Accordingly, these operations have been classified as discontinued operations for all periods presented (See Note 3). Also in the second quarter 2012, the responsibility for business decisions related to our oxyfuels business was moved from the Refining segment to the I&D segment. As a result, our oxyfuels business is now included in the I&D segment. All comparable periods presented herein have been revised to reflect this change (See Note 22).

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

We have no requirements for compensating balances in a specific amount at a specific point in time. We maintain compensating balances for some of our banking services and products. Such balances are maintained solely at our discretion.

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

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

-	30 years for buildings

-	5 to 15 years for light equipment and instrumentation

-	15 years for office furniture

-	4 to 7 years for turnarounds of major units and

-	3 to 5 years for information system equipment.

The assets’ residual values and useful lives are reviewed, and adjusted if appropriate, at the end of each reporting period.

We evaluate property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When it is probable that an asset or asset group’s undiscounted future cash flows will not be sufficient to recover the carrying amount, the asset is written down to its estimated fair value.

Upon retirement or sale, we remove the cost of the asset and the related accumulated depreciation from the accounts and reflect any resulting gain or loss in the Consolidated Statements of Income.

Equity Investments

We account for equity investments using the equity method of accounting if we have the ability to exercise significant influence over, but not control of, an investee. Significant influence generally exists if we have an ownership interest representing between 20% and 50% of the voting rights. Under the equity method of accounting, investments are stated initially at cost and are adjusted for subsequent additional investments and our proportionate share of profit or losses and distributions. Our equity investments, which were recorded at their estimated fair value at emergence from bankruptcy, may include goodwill identified on the fresh start accounting date, net of any accumulated impairments.

We record our share of the profits or losses of the unconsolidated entities, net of income taxes, in the Consolidated Statements of Income. When our share of losses in an investment equals or exceeds our interest in the equity investment, including any other unsecured receivables, we do not recognize further losses, unless we have incurred obligations or made payments on behalf of the equity investment.

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

Goodwill

We recorded goodwill upon application of fresh-start accounting on the Emergence Date. Goodwill is not amortized, but is tested for impairment. We assess the recoverability of the carrying value of goodwill during the fourth quarter of each year or whenever events or changes in circumstances indicate that the carrying amount of the goodwill of a reporting unit may not be fully recoverable.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Qualitative factors assessed for each of the reporting units included, but were not limited to, changes in long-term commodity prices, discount rates, competitive environments, planned capacity, cost factors such as raw material prices, and financial performance of the reporting units. If the qualitative assessment indicates that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, a two-step quantitative test is required.

For 2012 and 2011, our qualitative assessment indicated that the fair value of the reporting units were greater than the carrying value and therefore it was not necessary to perform the quantitative two-step goodwill impairment test.

Intangible Assets

Identifiable Intangible Assets—Costs to purchase and to develop software for internal use are deferred and amortized over periods of 3 to 10 years. Other intangible assets were stated at fair value at emergence. Such assets primarily consist of emission allowances, various contracts, and in-process research and development. These assets are amortized using the straight-line method over their estimated useful lives or over the term of the related agreement, if shorter. We evaluate identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.

Research and Development—Research and Development (“R&D”) costs are expensed when incurred. Subsidies for research and development are included in Other income. Depreciation expense related to R&D assets is included as a cost of R&D. To the extent the purchase price in a business combination is allocated to in-process research and development assets, those assets are capitalized at fair value as an intangible asset with an indefinite life. When the related R&D project is abandoned, the assets are impaired. In addition, when related R&D project activities are completed, we make a determination of the useful lives over which the assets are amortized.

Income Taxes

The income tax expense for the period comprises current and deferred tax. Income tax is recognized in the Consolidated Statements of Income, except to the extent that it relates to items recognized in other comprehensive income or directly in equity. In these cases, the applicable tax amount is also recognized in other comprehensive income or directly in equity, respectively.

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

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Termination benefits—Contractual termination benefits are payable when employment is terminated due to an event specified in the provisions of a social/labor plan or statutory law. A liability is recognized for one time termination benefits when we are committed to i) make payments and the number of affected employees and the benefits received are known to both parties, and ii) terminating the employment of current employees according to a detailed formal plan without possibility of withdrawal and can reasonably estimate such amount. Benefits falling due more than 12 months after the balance sheet date are discounted to present value.

Other Provisions

Environmental Remediation Costs—Environmental remediation liabilities include liabilities related to sites we currently own, sites we no longer own as well as sites where we have operated that belong to other parties. These liabilities were recorded at fair value at emergence and are subject to periodic remeasurement. Additional liabilities recorded subsequent to emergence for anticipated expenditures related to investigation and remediation of contaminated sites are accrued when it is probable a liability has been incurred and the amount of the liability can be reasonably estimated. Only ongoing operating and monitoring costs, the timing of which can be determined with reasonable certainty, are discounted to present value. Future legal costs associated with such matters, which generally are not estimable, are not included in these liabilities.

Asset Retirement Obligation—At some sites, we are contractually obligated to decommission our plants upon site exit. Existing obligations were recorded at fair value at emergence. Asset retirement obligations arising since emergence are recorded at the present value of the estimated costs to retire the asset at the time the obligation is incurred. That cost is capitalized as part of the related long lived asset and depreciation is recognized on a straight line basis over the useful life of the related asset. Accretion expense in connection with the discounted liability is also recognized over the useful life of the related asset. Such depreciation and accretion expenses are included in Cost of sales.

Foreign Currency Translation

Functional and reporting currency—Items included in the financial information of each of LyondellBasell N.V.’s entities are measured using the currency of the primary economic environment in which the entity operates (“the functional currency”) and then translated to the U.S. dollar reporting currency through Other comprehensive income.

Transactions and balances—Foreign currency transactions are translated into the functional currency using exchange rates prevailing at the dates of the transactions. Foreign exchange gains and losses resulting from the settlement of such transactions and from the translation at year-end exchange rates of monetary assets and liabilities denominated in foreign currencies are recognized in the Consolidated Statements of Income.

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

Revenue Recognition

Revenue from product sales is recognized at the time of transfer of title and risk of loss to the customer, which usually occurs at the time of shipment. Revenue is recognized at the time of delivery if we retain the risk of loss during shipment. For products that are shipped on a consignment basis, revenue is recognized when the customer uses the product. Costs incurred in shipping products sold are included in Cost of sales. Billings to customers for shipping costs are included in sales revenue. With respect to licensing contracts, we recognize revenue in accordance with agreed upon terms, when performance obligations are satisfied, the amount is fixed or determinable and collectability is reasonably assured.

Share-Based Compensation

The Company grants stock-based compensation awards that vest over a specified period upon employees meeting certain service criteria. The fair value of equity instruments issued to employees is measured on the grant date and is recognized over the vesting period.

Liabilities with respect to cash-settled awards are recognized as a liability and re-measured at each balance sheet date through the Consolidated Statements of Income.

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

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Classification—Our consolidated financial statements classify precious metals and catalysts as components of Property, plant and equipment. Catalysts and precious metals were previously reported by the Predecessor as Intangible assets, net, and Other assets, respectively. Debt issuance costs, which were previously reported as Intangible assets, net, by the Predecessor, are classified as Other assets by the Successor.

Predecessor Period

The accounting policies of LyondellBasell AF in the Predecessor period were the same as for LyondellBasell N.V. in the Successor period except for the policy related to inventories. Inventories were carried at the lower of current market value or cost. Cost was determined using the FIFO method, except for certain U.S. inventories for which cost was required to be determined using the LIFO method, and the average cost method for materials and supplies.

Recently Adopted Guidance

Comprehensive Income—In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, related to Accounting Standards Codification (“ASC”) Topic 220, Comprehensive Income: Presentation of Comprehensive Income and in December 2011 the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05. These standards eliminate the current option to report other comprehensive income and its components in the statement of changes in equity. We elected to present Statements of Comprehensive Income in two separate but consecutive statements beginning January 1, 2012, and the amendments have been applied retrospectively for all prior periods presented.

Fair Value Measurement—In May 2011, the FASB issued new guidance related to ASC Topic 820, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards (“IFRS”), changes some fair value measurement principles and requires additional disclosure. The ASU was effective for interim and annual periods beginning on or after December 15, 2011. The adoption of this amendment in 2012 did not have a material effect on the presentation of our consolidated financial statements.

Accounting Guidance Issued But Not Adopted as of December 31, 2012

Disclosures about Offsetting Assets and Liabilities—In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities. The standard requires disclosures to provide information to

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

3. Discontinued Operations and Related Items

Berre—In September 2011, we announced our intention to initiate consultations with relevant employee Works Councils regarding a contemplated closure of our Berre refinery after receiving no offers to purchase the refinery. In connection with the intended closure, we recorded pre-tax charges totaling $136 million in the fourth quarter of 2011, primarily related to the estimated cost of the social plan for the affected employees. In 2012, we reduced the estimated cost of the social plan by $25 million.

Operations at the Berre refinery were suspended on January 4, 2012.

In the second quarter of 2012, the operations of the Berre refinery were deemed to have met the criteria for discontinued operations classification. As a result, the operations have been classified as discontinued operations, net of income taxes, in the Consolidated Statements of Income for all periods presented. The amounts included in Income (loss) from discontinued operations, net of tax, are summarized as follows:

	Successor			Predecessor
	Year Ended December 31,		May 1 through December 31, 2010	January 1 through April 30, 2010
Millions of dollars	2012	2011
Sales and other operating revenues	$278	$2,852	$1,552	$660

Income (loss) from discontinued operations before income taxes	$(24)	$(343)	$(45)	$242
(Provision for) benefit from income taxes	—	11	—	—

Income (loss) from discontinued operations, net of tax	$(24)	$(332)	$(45)	$242

Losses from discontinued operations for 2012 include benefits related to the liquidation of LIFO-valued inventory of $73 million.

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

	December 31,	December 31,
Millions of dollars	2012	2011
Current assets related to discontinued operations:
Accounts receivable trade, net	$16	$234
Inventories	34	222

Total current assets related to discontinued operations	$50	$456

Current liabilities related to discontinued operations:
Accounts payable trade	$19	$158
Accrued liabilities	21	30

Total current liabilities related to discontinued operations	$40	$188

Long-term liabilities related to discontinued operations:
Other liabilities	$48	$121

Total long-term liabilities related to discontinued operations	$48	$121

Future Cash Flows and Related Charges (Benefits)—Future cash inflows will arise from the liquidation of on-hand raw materials, intermediate and refined product inventories.

Future cash out flows will occur for activities associated with exit or disposal activities and for payments made to severed employees. Exit and disposal related costs are expected to be incurred for the next two years. Payments to the affected employees are expected to be substantially complete by 2019.

The following table summarizes the changes in the accrual for the social plan for employees affected by the closure of the Berre refinery.

Millions of dollars	2012	2011
Beginning balance	$130	$—
Additions	—	130
Cash payments	(44)	—
Adjustment for change in estimated
population and newly enacted law	(25)	—
Foreign currency impact	(2)	—

Ending balance	$59	$130

Flavors and Fragrance Chemicals Business—In December 2010, we completed the sale of our flavors & fragrance chemicals business, receiving proceeds of $154 million and recognizing an after-tax gain of $64 million. The operations of the flavors & fragrance chemicals business were not material to our consolidated

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

results and, as such, only the gain on sale was classified as discontinued operations in our Consolidated Statements of Income. The flavors & fragrance chemicals business had manufacturing facilities in Jacksonville, Florida, and Brunswick, Georgia, and approximately 200 employees. The business produced terpene-based fragrance ingredients and flavor ingredients for the oral-care, confectionery and beverage market.

The capital gain generated by the sale of the flavors & fragrance chemicals business was offset by capital loss and carryforwards, for which a full valuation allowance had been recorded and, as such, no tax was provided.

4. Related Party Transactions

We have related party transactions with affiliates of our major shareholders, Access Industries (“Access”) and Apollo Management (“Apollo”), and with the Company’s joint venture partners (see Note 8).

Access—In December 2010, we entered into a tax cooperation agreement with Access. The tax cooperation agreement allows either party to provide the other with information and support in connection with tax return preparation and audits on a time and materials basis through 2014. No payments were received from Access under this agreement during 2012 and payments received were less than $1 million during 2011.

On December 20, 2010, one of our subsidiaries received demand letters from affiliates of Access demanding indemnity for losses, including attorney’s fees and expenses, arising out of a pending lawsuit and payment of $100 million in management fees under a 2007 management agreement between an Access affiliate and the predecessor of LyondellBasell AF as well as other unspecified amounts related to advice purportedly given in connection with financing and other strategic transactions. For additional information related to this matter, see Note 19.

Apollo—Transactions with Apollo affiliates include the sales of product under a long-term contract that renews automatically each year, unless a 90 day notice of termination has been received and other product sales made on the spot market in the ordinary course of business.

Director Fee—In connection with the Bankruptcy cases, LyondellBasell AF retained the services of and entered into a Bankruptcy Court-approved contractual agreement with one of its directors. In 2010, the director received a $10 million success fee from the Company upon emergence from chapter 11.

Joint Venture Partners—We have related party transactions with our equity investees. These related party transactions include the sales and purchases of goods in the normal course of business as well as certain financing arrangements. In addition, under contractual arrangements with certain of our equity investees, we receive certain services, utilities and materials at some of our manufacturing sites and we provide certain services to our equity investees.

In September 2011, we received €10 million ($14 million) from our joint venture partner, Basell Orlen Polyolefins SP.Z.O.O. in full payment of a loan made in 2009.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Related party transactions are summarized as follows:

	Successor			Predecessor
	Year Ended December 31,		May 1 through December 31, 2010	January 1 through April 30, 2010
Millions of dollars	2012	2011
The Company billed related parties for:
Sales of products—
Apollo affiliates	$299	$375	$235	$—
Joint venture partners	738	741	488	207
Shared service agreements—
Apollo affiliates	15	13	—	—
Joint venture partners	1	11	22	3
Related parties billed the Company for:
Sales of products—
Joint venture partners	3,260	3,403	803	432
Shared service agreements—
Joint venture partners	107	115	56	28

5. Accounts Receivable

We sell our products primarily to other industrial concerns in the petrochemicals and refining industries. We perform ongoing credit evaluations of our customers’ financial condition and, in certain circumstances, require letters of credit or corporate guarantees from them. Our allowance for doubtful accounts receivable, which is reflected in the Consolidated Balance Sheets as a reduction of accounts receivable, was $29 million and $16 million at December 31, 2012 and 2011, respectively. Our provisions for doubtful accounts receivable, which are recorded in the Consolidated Statements of Income, were $7 million for 2012, $7 million for 2011 and $12 million for the eight months ended December 31, 2010. LyondellBasell AF recorded provisions for doubtful accounts receivable of $7 million in the four months ended April 30, 2010.

6. Inventories

Inventories consisted of the following components at December 31:

Millions of dollars	2012	2011
Finished goods	$3,194	$3,544
Work-in-process	266	267
Raw materials and supplies	1,615	1,688

Total inventories	$5,075	$5,499

At December 31, 2012 and 2011, approximately 90% and 88%, respectively, of our inventories were valued using the LIFO method and the remainder, excluding materials and supplies, was valued using the FIFO method. The excess of current replacement cost over LIFO cost of inventories amounted to $620 million and $467 million at December 31, 2012 and 2011, respectively.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Property, Plant and Equipment, Goodwill and Intangible Assets

Plant, Property and Equipment—The components of property, plant and equipment, at cost, and the related accumulated depreciation were as follows at December 31:

Millions of dollars	2012	2011
Land	$304	$301
Manufacturing facilities and equipment	8,335	7,358
Construction in progress	987	785

Total property, plant and equipment	9,626	8,444
Less accumulated depreciation	(1,930)	(1,111)

Property, plant and equipment, net	$7,696	$7,333

In 2012, we recognized impairment charges of $22 million, primarily related to damage to our LDPE plant in Wesseling, Germany resulting from an explosion in a reactor bay.

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

Intangible Assets—The components of identifiable intangible assets, at cost, and the related accumulated amortization were as follows at December 31:

	2012			2011
		Accumulated			Accumulated
Millions of dollars	Cost	Amortization	Net	Cost	Amortization	Net
In-process research and development costs	$131	$(30)	$101	$127	$(19)	$108
Emission allowances	728	(195)	533	731	(128)	603
Various contracts	563	(197)	366	563	(146)	417
Software costs	102	(64)	38	99	(50)	49

Total intangible assets	$1,524	$(486)	$1,038	$1,520	$(343)	$1,177

Amortization of these identifiable intangible assets for the next five years is expected to be $133 million in 2013, $128 million in 2014, $120 million in 2015, $114 million in 2016 and $112 million in 2017.

In 2011, we recognized impairments of $19 million related to certain abandoned in-process research and development projects.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation and Amortization Expense—Depreciation and amortization expense is summarized as follows:

	Successor			Predecessor
	Year Ended December 31,		May 1 through December 31, 2010	January 1 through April 30, 2010
Millions of dollars	2012	2011
Property, plant and equipment	$808	$728	$413	$499
Investment in PO joint ventures	30	29	16	19
Emission allowances	70	82	46	—
Various contracts	51	60	81	—
In-process research and development costs	11	13	—	25
Software costs	13	19	2	12
Other	—	—	—	10

Total depreciation and amortization	$983	$931	$558	$565

Asset Retirement Obligations—We are contractually obligated to decommission our plants upon site exit at some locations. In such cases, we have accrued the net present value of the estimated costs. The changes in our asset retirement obligations were as follows:

	Year Ended December 31,
Millions of dollars	2012	2011
Beginning balance	$123	$132
Provisions	9	24
Payments	(29)	(28)
Changes in estimates	(2)	(6)
Accretion expense	3	4
Effects of exchange rate changes	2	(3)

Ending balance	$106	$123

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

Goodwill—Goodwill increased from $585 million at December 31, 2011 to $591 million at December 31, 2012 and decreased from $595 million at December 31, 2010 to $585 million at December 31, 2011. All movements were due to foreign exchange impacts.

8. Investment in PO Joint Ventures

We, together with Bayer AG and Bayer Corporation (collectively “Bayer”), share ownership in a U.S. propylene oxide (“PO”) manufacturing joint venture (the “U.S. PO Joint Venture”) and a separate joint venture for certain related PO technology. Bayer’s ownership interest represents ownership of annual in-kind PO production of the U.S. PO Joint Venture of 1.5 billion pounds in 2012 and 2011. We take in kind the remaining PO production and all co-product (styrene monomer (“SM” or “styrene”) and tertiary butyl alcohol (“TBA”) production from the U.S. PO Joint Venture.

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

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We and Bayer do not share marketing or product sales under the U.S. PO Joint Venture. We operate the U.S. PO Joint Venture’s and the European PO Joint Venture’s (collectively the “PO joint ventures”) plants and arrange and coordinate the logistics of product delivery. The partners share in the cost of production and logistics is based on their product offtake.

We report the cost of our product offtake as inventory and cost of sales in our consolidated financial statements. Related cash flows are reported in the operating cash flow section of the consolidated statements of cash flows. Our investment in the PO joint ventures is reduced through recognition of our share of the depreciation and amortization of the assets of the PO joint ventures, which is included in cost of sales. Other changes in the investment balance are principally due to our additional capital investments in the PO joint ventures.

Changes in the Company’s investment in the U.S. and European PO joint ventures for 2012 and 2011 are summarized below:

Millions of dollars	U.S. PO Joint Venture	European PO Joint Venture	Total PO Joint Ventures
Investments in PO joint ventures—January 1, 2012	$274	$138	$412
Cash contributions	10	3	13
Depreciation and amortization	(22)	(8)	(30)
Effect of exchange rate changes	—	2	2

Investments in PO joint ventures—December 31, 2012	$262	$135	$397

Investments in PO joint ventures—January 1, 2011	$291	$146	$437
Cash contributions	3	5	8
Depreciation and amortization	(20)	(9)	(29)
Effect of exchange rate changes	—	(4)	(4)

Investments in PO joint ventures—December 31, 2011	$274	$138	$412

9. Equity Investments

Direct and indirect Equity investments held by the Company are as follows:

	December 31,
Percent of Ownership	2012	2011
Basell Orlen Polyolefins Sp. Z.o.o.	50.00%	50.00%
PolyPacific Pty. Ltd.	50.00%	50.00%
SunAllomer Ltd.	50.00%	50.00%
Saudi Polyolefins Company	25.00%	25.00%
Saudi Ethylene & Polyethylene Company Ltd.	25.00%	25.00%
Al-Waha Petrochemicals Ltd.	20.95%	20.95%
PolyMirae Co. Ltd.	42.59%	42.59%
HMC Polymers Company Ltd.	28.56%	28.56%
Indelpro S.A. de C.V.	49.00%	49.00%
Ningbo ZRCC Lyondell Chemical Co. Ltd.	26.65%	26.65%
Ningbo ZRCC Lyondell Chemical Marketing Co.	50.00%	50.00%
Nihon Oxirane Company	40.00%	40.00%
NOC Asia Ltd.	40.00%	40.00%
Geosel	27.00%	27.00%

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The changes in Equity investments are as follows for the years 2012 and 2011:

	Year Ended December 31,
Millions of dollars	2012	2011
Beginning balance	$1,559	$1,587
Income from equity investments	143	216
Dividends received, gross	(147)	(208)
Contributions to joint ventures	8	—
Currency exchange effects	11	(21)
Other	9	(15)

Ending balance	$1,583	$1,559

The subsidiary that holds the Company’s equity interest in Al-Waha Petrochemicals Ltd. has a minority shareholder, which holds 16.21% of its equity. The equity interest held by the minority shareholder can be called by the Company or can be put to the Company by the minority interest shareholder at any time. The price of the call option is the nominal value of the shares (initial $18 million investment) plus accrued interest based on LIBOR plus 40 basis points, less paid dividends. The price of the put option is €1 plus the minority shareholder’s undistributed pro-rata earnings. As of December 31, 2012 and 2011, the put would have a minimal redemption amount and the call could be redeemed for $21 million, the value of the initial investment plus accrued interest.

Summarized balance sheet information and the Company’s share of equity investments were as follows:

	December 31, 2012		December 31, 2011
		Company		Company
Millions of dollars	100%	Share	100%	Share
Current assets	$3,923	$1,387	$3,969	$1,380
Noncurrent assets	6,341	1,781	6,546	1,811

Total assets	10,264	3,168	10,515	3,191
Current liabilities	2,973	1,030	2,760	967
Noncurrent liabilities	2,205	615	2,583	727

Net assets	$5,086	$1,523	$5,172	$1,497

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized income statement information and the Company’s share for the periods for which the respective Equity investments were accounted for under the equity method is set forth below:

	Successor						Predecessor
	Year Ended December 31,						January 1 through April 30, 2010
	2012		2011		May 1 through December 31, 2010
Millions of dollars	100%	Company Share	100%	Company Share	100%	Company Share	100%	Company Share
Revenues	$10,961	$3,650	$14,960	$4,915	$6,249	$2,248	$3,127	$989
Cost of sales	(9,916)	(3,328)	(13,335)	(4,441)	(5,622)	(2,042)	(2,699)	(869)

Gross profit	1,045	322	1,625	474	627	206	428	120
Net operating expenses	(258)	(91)	(375)	(131)	(169)	(55)	(82)	(29)

Operating income	787	231	1,250	343	458	151	346	91
Interest income	6	3	12	4	4	2	2	1
Interest expense	(306)	(76)	(260)	(71)	(151)	(43)	(43)	(13)
Foreign currency translation	74	21	(6)	(6)	5	(1)	83	24
Income (loss) from equity investments	(9)	(2)	3	1	(2)	(3)	3	2

Income before income taxes	552	177	999	271	314	106	391	105
Provision for income taxes	(101)	(34)	(201)	(55)	(43)	(20)	(67)	(21)

Net income	$451	$143	$798	$216	$271	$86	$324	$84

The carrying value of our equity investments at December 31, 2012 of $1,583 million reflects the aggregate fair value adjustment at May 1, 2010 and subsequent cumulative amortization, which represents the difference to the equity investments underlying net assets of $1,523 million.

10. Prepaid Expenses and Other Current Assets and Other Assets

The components of Prepaid expenses and other current assets were as follows at December 31:

Millions of dollars	2012	2011
VAT receivables	$202	$376
Income taxes	85	372
Advances to suppliers	67	90
Prepaid insurance	51	46
Deferred tax assets	46	29
Taxes other than income taxes	18	11
Other	101	116

Total prepaid expenses and other current assets	$570	$1,040

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of Other assets were as follows at December 31:

Millions of dollars	2012	2011
Debt issuance costs	$98	$102
Company-owned life insurance	55	54
Pension assets	15	47
Deferred tax assets	44	20
Other	34	43

Total other assets	$246	$266

11. Accrued Liabilities

Accrued liabilities consisted of the following components at December 31:

Millions of dollars	2012	2011
Payroll and benefits	$437	$351
Taxes other than income taxes	201	211
Interest	51	119
Product sales rebates	221	220
Warrants	1	19
Income taxes	37	36
Priority and administrative claims	15	17
Deferred revenues	34	41
Restructuring	66	79
Other	94	149

Total accrued liabilities	$1,157	$1,242

12. Debt

Long-term loans, notes and other long-term debt to unrelated parties consisted of the following:

Millions of dollars	2012	2011
Senior Notes due 2017, $2,250 million, 8.0%	$—	$619
Senior Notes due 2017, €375 million, 8.0%	—	134
Senior Notes due 2018, $3,240 million, 11.0%	—	1,922
Senior Notes due 2019, $2,000 million, 5.0%	2,000	—
Senior Notes due 2021, $1,000 million, 6.0%	1,000	1,000
Senior Notes due 2024, $1,000 million, 5.75%	1,000	—
Guaranteed Notes due 2027, $300 million, 8.1%	300	300
Other	5	9

Total	4,305	3,984
Less current maturities	(1)	(4)

Long-term debt	$4,304	$3,980

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Short-term loans, notes and other short-term debt to unrelated parties consisted of the following:

Millions of dollars	2012	2011
$2,000 million Senior Revolving Credit Facility	$—	$—
$2,000 million Senior Secured Asset-Based Revolving Credit Facility	—	—
$1,000 million U.S. Receivables Securitization Facility	—	—
€450 million European Receivables Securitization Facility	—	—
Financial payables to equity investees	9	10
Other	86	38

Total short-term debt	$95	$48

Aggregate maturities of debt during the next five years are $96 million in 2013, $1 million in each of the years 2014 through 2017, and $4,300 million thereafter.

Long-Term Debt

8% and 11% Senior Notes—In 2012, we fully repaid our 8% and 11% senior notes in a series of payments totaling $2,676 million, including $755 million for our 8% senior notes and $1,921 million for our 11% senior notes. In connection with these repayments, we paid premiums totaling $294 million and charged $18 million of previously capitalized debt issuance costs to interest expense. As a result of these repayments, the subsidiary guarantees of all of our senior debt, including the 5%, 5.75% and 6% senior notes discussed below were released on June 15, 2012.

5% and 5.75% Senior Notes—In April 2012, we issued $2,000 million aggregate principal amount of 5% senior notes due 2019 and $1,000 million aggregate principal amount of 5.75% senior notes due 2024, each at an issue price of 100%. When issued, the 5% and 5.75% senior notes were guaranteed on a senior basis by generally all of our U.S. subsidiaries. The subsidiary guarantees were released on June 15, 2012 as a result of the repayment of our 8% and 11% senior notes described above.

6% Senior Notes—In November 2011, we issued $1.0 billion of 6% senior notes due 2021. In December 2011, we used the net proceeds from the offering of the 6% senior notes, together with available cash, to pay a special dividend in the aggregate amount of $2.6 billion to shareholders of record on November 25, 2011. When issued, the 6% senior notes were guaranteed on a senior basis by generally all of our U.S. subsidiaries. The subsidiary guarantees were released on June 15, 2012 as a result of the repayment of our 8% and 11% senior notes described above.

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

The facility contains customary covenants and warranties, including specified restrictions on indebtedness, liens, and sale and leaseback transactions. In addition, we are required to maintain a specified interest coverage ratio of 3.00 to 1.00 or more and a consolidated leverage ratio of 3.50 to 1.00 or less as of the last day of each fiscal quarter. We are in compliance with these covenants as of December 31, 2012.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Obligations under the facility were guaranteed by our U.S. subsidiaries until those guarantees were released in June 2012 as a result of the repayment of our 8% and 11% senior notes, described above.

At December 31, 2012, availability under this facility was $1,949 million. There were no borrowings outstanding under the facility and outstanding letters of credit totaled $48 million.

ABL Credit Facility—In connection with the execution of our revolving credit facility in May 2012, we terminated our U.S. asset-based revolving credit facility. All amounts owed by the borrowers under this facility have been repaid and all commitments have been terminated. In connection with the termination of this facility, $17 million of unamortized debt issuance costs were charged to interest expense.

U.S. Receivables Securitization Facility—In September 2012, we entered into a three-year, $1,000 million accounts receivable securitization facility. Pursuant to the new facility, certain of our subsidiaries sell or contribute their trade receivables to a wholly owned, bankruptcy-remote subsidiary on an ongoing basis and without recourse. The bankruptcy-remote subsidiary, which was formed solely to purchase or receive such contributions of receivables from these subsidiaries, may then, at its option and subject to a borrowing base of eligible receivables, sell undivided interests in the pool of trade receivables together with all related security and interests in the proceeds thereof to financial institutions participating in the facility. The receivables sold to the bankruptcy-remote subsidiary are reserved only to satisfy claims of its creditors and are not available to satisfy the claims of creditors of the company and its subsidiaries. In the event of a liquidation, the bankruptcy-remote subsidiary’s assets will be used to satisfy the claims of its creditors prior to any assets or value in the bankruptcy-remote subsidiary becoming available to us. We are responsible for servicing the receivables. The facility also provides for the issuance of letters of credit up to $200 million. The term of the securitization facility may be extended in accordance with the provisions of the agreement.

The facility is also subject to customary warranties and covenants, including limits and reserves and the maintenance of specified financial ratios. We are required to maintain a leverage ratio at the end of every fiscal quarter of 3.50 to 1.00 or less for the period covering the most recent four quarters. Performance obligations under the facility are guaranteed by our parent company.

At December 31, 2012, availability under this facility was $916 million. There were no borrowings or letters of credit outstanding under the facility.

Other—Amortization of debt issuance costs resulted in amortization expense of $58 million and $61 million for the years ended December 31, 2012 and 2011, respectively, and $41 million for the eight months ended December 31, 2010 and $307 million for the four months ended April 30, 2010. These costs include the write off of unamortized debt issuance costs associated with the repayment of the 8% and 11% senior notes and the termination of the ABL credit facility described above and are included in interest expense in the Consolidated Statements of Income.

Our weighted average interest rate on outstanding short-term debt was 3.3% in 2012 and 3.9% in 2011.

13. Lease Commitments

We lease office facilities, railcars, vehicles, and other equipment under long-term operating leases. Some leases contain renewal provisions, purchase options and escalation clauses.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate future estimated payments under these commitments are:

Millions of dollars
2013	$256
2014	220
2015	178
2016	111
2017	88
Thereafter	227

Total minimum lease payments	$1,080

Rental expense for the years ended December 31, 2012, 2011 and 2010 was $280 million, $278 million and $264 million, respectively.

14. Derivative Financial Instruments

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

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the pretax effect of settled commodity futures contracts charged directly to income:

	Settled Commodity Contracts
	Year Ended December 31, 2012
Millions of dollars	Gain (Loss) Recognized in Income	Volumes Settled	Volume Unit
Futures:
Gasoline	$(6)	514	million gallons
Heating oil	9	650	million gallons
Butane	(6)	123	million gallons
Crude oil	(19)	557	million gallons

	$(22)

	Year Ended December 31, 2011
	Gain (Loss) Recognized in Income	Volumes Settled	Volume Unit
Futures:
Gasoline	$20	546	million gallons
Heating oil	3	609	million gallons
Butane	(3)	23	million gallons
Crude oil	(6)	197	million gallons

	$14

The estimated fair value and notional amounts of our open commodity futures contracts are shown in the table below:

	Open Commodity Contracts
	December 31, 2012
		Notional Amounts
Millions of dollars	Fair Value	Value	Volumes	Volume Unit	Maturity Dates
Futures:
Gasoline	$(7)	$56	20	million gallons	January 2013 - February 2013
Heating oil	—	38	13	million gallons	January 2013
Butane	5	25	14	million gallons	January 2013 - February 2013
Crude oil	1	110	47	million gallons	February 2013 - March 2013

	$(1)	$229

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2011
		Notional Amounts
	Fair Value	Value	Volumes	Volume Unit	Maturity Dates
Futures:
Gasoline	$12	$34	12	million gallons	January 2012 - February 2012
Heating oil	1	54	19	million gallons	January 2012
Butane	(1)	22	12	million gallons	January 2012 - February 2012

	$12	$110

Foreign Currency Rates—We have significant operations in numerous countries. The functional currencies of our wholly owned subsidiaries through which we operate are primarily the U.S. dollar and the Euro. We and our subsidiaries enter into transactions denominated in currencies other than our designated functional currencies. As a result, we are exposed to foreign currency risk on receivables and payables. We maintain risk management control policies intended to monitor foreign currency risk attributable to both the outstanding foreign currency balances and future commitments. These control policies involve the centralization of foreign currency exposure management, the offsetting of exposures and the estimating of expected impacts of changes in foreign currency rates on our earnings. We enter into foreign currency forward contracts to reduce the effects of our net currency exchange exposures. At December 31, 2012, foreign currency forward contracts in the notional amount of $964 million, maturing in January 2013 through March 2013, were outstanding. The fair values, based on quoted market exchange rates, resulted in a net receivable of $8 million at December 31, 2012 and a net payable of $12 million at December 31, 2011.

For forward contracts that economically hedge recognized monetary assets and liabilities in foreign currencies, no hedge accounting is applied. Changes in the fair value of foreign currency forward contracts, which are reported in the Consolidated Statements of Income, are offset in part by the currency exchange results recognized on the assets and liabilities.

Foreign Currency Gain (Loss)—Other income (expense), net, in the Consolidated Statements of Income reflected a loss of $21 million for 2012, a loss of $17 million for 2011, a gain of $18 million for the eight months ended December 31, 2010 and a loss of $258 million for the four months ended April 30, 2010 related to changes in currency exchange rates.

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

Warrants—We had warrants outstanding to purchase 20,580 ordinary shares as of December 31, 2012 and 1,000,223 ordinary shares as of December 31, 2011 at exercise prices of $13.06 and $13.77 per share, respectively. The exercise price was adjusted on November 19, 2012 as a result of the payment of our special dividend on December 11, 2012. The fair values of the warrants were determined to be $1 million and $19 million at December 31, 2012 and 2011, respectively.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivatives—The following table summarizes financial instruments outstanding as of December 31, 2012 and 2011 that are measured at fair value on a recurring basis. Refer to Note 15, Fair Value Measurement, for additional information regarding the fair value of derivative financial instruments.

		December 31, 2012		December 31, 2011
Millions of dollars	Balance Sheet Classification	Notional Amount	Fair Value	Notional Amount	Fair Value
Assets—
Derivatives:
Commodities	Prepaid expenses and other current assets	$134	$6	$88	$13
Embedded derivatives	Prepaid expenses and other current assets	59	5	—	—
Foreign currency	Prepaid expenses and other current assets	964	8	—	—

		$1,157	$19	$88	$13

Liabilities—
Derivatives:
Commodities	Accrued liabilities	$94	$7	$22	$1
Warrants	Accrued liabilities	—	1	14	19
Foreign currency	Accrued liabilities	—	—	726	12

		$94	$8	$762	$32

The following table summarizes the pretax effect of derivative instruments charged directly to income:

	Effect of Financial Instruments
	Year Ended December 31, 2012
Successor Millions of dollars	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI to Income	Additional Gain (Loss) Recognized in Income	Income Statement Classification
Derivatives not designated as hedges:
Commodities	$—	$—	$(23)	Cost of sales
Warrants	—	—	(11)	Other income (expense), net
Embedded derivatives	—	—	5	Cost of sales
Foreign currency	—	—	65	Other income (expense), net

	$—	$—	$36

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2011
Millions of dollars	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI to Income	Additional Gain (Loss) Recognized in Income	Income Statement Classification
Derivatives not designated as hedges:
Commodities	$—	$—	$26	Cost of sales
Warrants	—	—	(37)	Other income (expense), net
Foreign currency	—	—	(7)	Other income (expense), net

	$—	$—	$(18)

	May 1 through December 31, 2010
Millions of dollars	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI to Income	Additional Gain (Loss) Recognized in Income	Income Statement Classification
Derivatives not designated as hedges:
Commodities	$—	$—	$11	Cost of sales
Warrants	—	—	(114)	Other income (expense), net
Foreign currency	—	—	(2)	Other income (expense), net

	—	—	(105)

	January 1 through April 30, 2010
Predecessor Millions of dollars	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI to Income	Additional Gain (Loss) Recognized in Income	Income Statement Classification
Derivatives designated as cash-flow
hedges:
Interest rate	$—	$(17)	$—	Interest expense

Derivatives not designated as hedges:
Commodities	—	—	6	Cost of sales
Foreign currency	—	—	8	Other income (expense), net

	—	—	14

	$—	$(17)	$14

Non-derivatives designated as hedges of
foreign currency:
Net foreign investment—
8.1% Guaranteed Notes due 2027	$(24)	$—	$—
8.375% Senior Notes due 2015	(20)	—	—

	$(44)	$—	$—

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Fair Value Measurement

The following table presents the derivative financial instruments outstanding as of December 31, 2012 and 2011 that are measured at fair value on a recurring basis.

	December 31, 2012
Millions of dollars	Fair Value	Level 1	Level 2	Level 3
Assets—
Derivatives:
Commodities	$6	$1	$5	$—
Embedded derivatives	5	—	5	—
Foreign currency	8	—	8	—

	$19	$1	$18	$—

Liabilities—
Derivatives:
Commodities	$7	$7	$—	$—
Warrants	1	—	1	—

	$8	$7	$1	$—

	December 31, 2011
	Fair Value	Level 1	Level 2	Level 3
Assets—
Derivatives:
Commodities	$13	$13	$—	$—

	$13	$13	$—	$—

Liabilities—
Derivatives:
Commodities	$1	$—	$1	$—
Warrants	19	—	19	—
Foreign currency	12	—	12	—

	$32	$—	$32	$—

There were no derivative financial instruments measured on a recurring basis using Level 3 inputs during the years ended December 31, 2012 and 2011.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the second quarter of 2011, we concluded that market price alone could not be relied upon to substantiate the fair value of the Company’s warrants due to minimal trading activity. As a result, we calculated the fair value of our warrants using the weighted average price of our stock for the last 20 days less the warrant exercise price. Accordingly, warrants were classified as Level 2 in the valuation hierarchy. The following table summarizes the transfer of the fair value measurement of warrants from Level 1 to Level 2 during the year ended December 31, 2011:

Millions of dollars	Level 1	Level 2
Balance at January 1, 2011	$215	$—
Purchases, sales, issuances, and settlements	(49)	(184)
Transfers in and/or out of Levels 1 and 2	(225)	225
Total gains or losses (realized/unrealized)	59	(22)

Balance at December 31, 2011	$—	$19

There were no transfers between Level 1 and Level 2 during the year ended December 31, 2012.

The following table presents the carrying value and estimated fair value of our non-derivative financial instruments as of December 31, 2012 and 2011. Short-term and long-term debt are recorded at historical cost or amortized cost in the Consolidated Balance Sheets. The carrying and fair value of short-term and long-term debt excludes capital leases.

	December 31, 2012
Millions of dollars	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Short-term debt	$95	$95	$—	$74	$21
Long-term debt	4,300	4,935	—	4,935	—

Short-term and long-term debt, including current maturities	$4,395	$5,030	$—	$5,009	$21

	December 31, 2011
Millions of dollars	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Short-term debt	$48	$48	$—	$10	$38
Long-term debt	3,978	4,246	—	4,243	3

Short-term and long-term debt, including current maturities	$4,026	$4,294	$—	$4,253	$41

The fair value of all non-derivative financial instruments included in current assets, including cash and cash equivalents, restricted cash and accounts receivable, and current liabilities, including short-term debt and accounts payable, approximates the applicable carrying value due to the short maturity of those instruments.

We use the following inputs and valuation techniques to estimate the fair value of our financial instruments:

Derivatives—The fair value of our commodity derivatives is measured using the closing market price at the end of the reporting period obtained from the New York Mercantile Exchange and from third-party broker quotes and pricing providers. Warrants are valued using the weighted average price of our stock for the last 20 trading days less the warrant exercise price. The fair value of our foreign currency derivatives is based on forward market rates.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-Term Debt—Fair value is calculated based on non-binding broker quotes obtained from well-established and recognized vendors of market data for debt valuations.

16. Pension and Other Post-retirement Benefits

We have defined benefit pension plans which cover employees in the U.S. and various non-U.S. countries. We also sponsor postretirement benefit plans other than pensions that provide medical benefits to our U.S., Canadian, and French employees. In addition, we provide other post employment benefits such as early retirement and deferred compensation severance benefits to employees of certain non-U.S. countries. We use a measurement date of December 31 for all of our benefit plans.

Most employees in the U.S. and certain non-U.S. countries are eligible to participate in defined contribution plans (Employee Savings Plans) by contributing a portion of their compensation. We also make employer contributions, such as matching contributions, to certain of these plans.

For 2012, the actual return was a gain of 12.82% and 7.63% for U.S. and non-U.S. plan assets, respectively.

The following table provides a reconciliation of projected benefit obligations, plan assets and the funded status of our U.S. and non-U.S. defined benefit pension plans:

	Year Ended December 31,
	2012		2011
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Change in benefit obligation:
Benefit obligation, January 1	$2,067	$1,093	$1,834	$1,099
Service cost	41	24	40	29
Interest cost	80	51	91	56
Actuarial loss (gain)	87	145	239	(21)
Plan amendments	—	(8)	—	14
Benefits paid	(119)	(44)	(106)	(54)
Participant contributions	—	3	—	3
Settlement	—	—	(31)	—
Curtailment	—	(4)	—	(1)
Foreign exchange effects	—	28	—	(31)
Net transfer out (including the effect of any business combinations/divestitures)	—	—	—	(1)

Benefit obligation, December 31	2,156	1,288	2,067	1,093

Change in plan assets:
Fair value of plan assets, January 1	1,527	554	1,210	550
Actual return on plan assets	182	26	(18)	16
Company contributions	108	72	472	54
Benefits paid	(119)	(44)	(106)	(54)
Participant contributions	—	3	—	3
Foreign exchange effects	—	14	—	(15)
Settlement	—	—	(31)	—

Fair value of plan assets, December 31	1,698	625	1,527	554

Funded status of continuing operations, December 31	$(458)	$(663)	$(540)	$(539)

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2012		December 31, 2011
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Amounts recognized in the Consolidated Balance Sheets consist of:
Prepaid benefit cost	$—	$15	$—	$47
Accrued benefit liability, current	—	(48)	—	(22)
Accrued benefit liability, long-term	(458)	(630)	(540)	(564)

Funded status, December 31	$(458)	$(663)	$(540)	$(539)

	December 31, 2012		December 31, 2011
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Amounts recognized in Accumulated other comprehensive income:
Actuarial and investment loss (gain)	$431	$106	$433	$(40)
Prior service cost (credit)	—	10	—	21

Balance at December 31	$431	$116	$433	$(19)

The following additional information is presented for our U.S. and non-U.S. pension plans as of December 31:

	December 31, 2012		December 31, 2011
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Accumulated benefit obligation for defined benefit plans, December 31	$2,126	$1,172	$2,041	$1,016

Pension plans with projected benefit obligations in excess of the fair value of assets are summarized as follows at December 31:

	December 31, 2012		December 31, 2011
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Projected benefit obligations	$2,156	$987	$2,067	$846
Fair value of assets	1,698	309	1,527	259

Pension plans with accumulated benefit obligations in excess of the fair value of assets are summarized as follows at December 31:

	December 31, 2012		December 31, 2011
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Accumulated benefit obligations	$2,125	$779	$2,041	$720
Fair value of assets	1,698	171	1,527	162

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides the components of net periodic pension costs:

	U.S. Plans
	Successor			Predecessor
	Year Ended December 31,		May 1 through December 31,	January 1 through April 30,
Millions of dollars	2012	2011	2010	2010
Net Periodic Pension Cost:
Service cost	$44	$40	$29	$14
Interest cost	80	91	62	31
Actual return on plan assets	(182)	18	(95)	(55)
Less—return in excess of (less than) expected return	63	(123)	35	24

Expected return on plan assets	(119)	(105)	(60)	(31)
Settlement and curtailment loss	—	6	2	—
Prior service cost (benefit) amortization	—	—	—	(4)
Actuarial and investment loss amortization	23	—	—	8

Net periodic benefit cost (benefit)	$28	$32	$33	$18

	Non-U.S. Plans
	Successor			Predecessor
	Year Ended December 31,		May 1 through December 31,	January 1 through April 30,
Millions of dollars	2012	2011	2010	2010
Net Periodic Pension Cost:
Service cost	$26	$29	$19	$9
Interest cost	51	56	34	17
Actual return on plan assets	(26)	(16)	(23)	(25)
Less – return in excess of (less than) expected return	(1)	(18)	3	15

Expected return on plan assets	(27)	(34)	(20)	(10)
Settlement and curtailment (gain) loss	(4)	(3)	—	(1)
Prior service cost (benefit) amortization	2	3	—	—
Actuarial and investment (gain) loss amortization	(1)	—	—	1
Other	—	—	—	1

Net periodic benefit cost (benefit)	$47	$51	$33	$17

Our goal is to manage pension investments over the longer term to achieve optimal returns with an acceptable level of risk and volatility. The assets are externally managed by professional investment firms and performance is evaluated continuously against specific benchmarks.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The actual and target asset allocation for our plans are as follows:

	2012		2011
Millions of dollars	Actual	Target	Actual	Target
Canada
Equity securities	61%	60%	61%	60%
Fixed income	39%	40%	39%	40%
United Kingdom—Lyondell Chemical Plans
Equity securities	47%	50%	48%	50%
Fixed income	53%	50%	52%	50%
United Kingdom—Basell Plans
Equity securities	59%	60%	58%	60%
Fixed income	41%	40%	42%	40%
United States
Equity securities	58%	55%	58%	55%
Fixed income	33%	30%	35%	30%
Alternatives	9%	15%	7%	15%
Netherlands—Lyondell Chemical Plans
Equity securities	—%	—%	18%	50%
Fixed income	100%	100%	82%	50%
Netherlands—Basell Plans
Equity securities	7%	18%	10%	18%
Fixed income	93%	82%	90%	82%

We estimate the following contributions to our pension plans in 2013:

Millions of dollars	U.S.	Non-U.S.
Defined benefit plans	$99	$101
Multi-employer plans	—	8

Total	$99	$109

As of December 31, 2012, future expected benefit payments by our pension plans which reflect expected future service, as appropriate, are as follows:

Millions of dollars	U.S.	Non-U.S.
2013	$128	$76
2014	131	64
2015	138	66
2016	134	63
2017	144	65
2018 through 2022	750	331

The following tables set forth the principal assumptions on discount rates, projected rates of compensation increase and expected rates of return on plan assets, where applicable. These assumptions vary for the different plans, as they are determined in consideration of the local conditions.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The assumptions used in determining the net benefit liabilities for our pension plans were as follows at December 31:

	2012		2011
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Weighted average assumptions:
Discount rate	3.82%	3.63%	4.07%	4.83%
Rate of compensation increase	4.00%	3.12%	4.00%	3.17%

The assumptions used in determining net benefit costs for our pension plans were as follows:

	Successor						Predecessor
	Year Ended December 31,				May 1 through December 31, 2010		January 1 through April 30, 2010
	2012		2011
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Weighted average assumptions for the year:
Discount rate	4.07%	4.83%	5.18%	4.97%	5.68%	4.82%	5.75%	5.50%
Expected return on plan assets	8.00%	4.84%	8.00%	6.21%	8.00%	6.24%	8.00%	6.52%
Rate of compensation increase	4.00%	3.17%	4.00%	3.27%	4.00%	3.26%	4.00%	3.08%

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

Our pension plans have not directly invested in securities of LyondellBasell N.V., and there have been no significant transactions between any of the pension plans and the Company or related parties thereof.

In accordance with ASC 820, Fair Value Measurements and Disclosures, fair value measurements are classified using the following hierarchy:

Level 1—Quoted prices for identical instruments in active markets.

Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs or significant value-drivers are observable in active markets.

Level 3—Model-derived valuations in which one or more significant inputs or significant value-drivers are unobservable.

When available, quoted market prices are used to determine fair value and such measurements are classified within Level 1. In some cases where market prices are not available, observable market-based inputs are used to calculate fair value, in which case the measurements are classified within Level 2. If quoted or observable market prices are not available, fair value is based upon internally-developed models that use, where possible, current market-based parameters such as interest rates, yield curves and currency rates. These measurements are classified within Level 3.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair value measurements are classified according to the lowest level input or value-driver that is significant to the valuation. A measurement may therefore be classified within Level 3 even though there may be significant inputs that are readily observable.

The major classes of the pension assets are measured at fair value using the following valuation methodologies:

Common and preferred stock—Valued at the closing price reported on the active market on which the individual securities are traded.

Fixed income securities—Certain securities that are not traded on an exchange are valued at the closing price reported by pricing services. Other securities are valued based on yields currently available on comparable securities of issuers with similar credit ratings.

Commingled funds—Valued based upon the unit values of such collective trust funds held at year end by the pension plans. Unit values are based on the fair value of the underlying assets of the fund derived from inputs principally from, or corroborated by, observable market data by correlation or other means.

Real estate—Valued on the basis of a discounted cash flow approach, which includes the future rental receipts, expenses, and residual values as the highest and best use of the real estate from a market participant view as rental property.

Hedge funds—Valued based upon the unit values of such alternative investments held at year end by the pension plans. Unit values are based on the fair value of the underlying assets of the fund.

Private equity—Valued based upon the unit values of such alternative investments held at year end by the pension plans. Unit values are based on the fair value of the underlying assets of the fund. Certain securities held in the fund are valued at the closing price reported on the exchange or other established quotation service for over-the-counter securities. Other assets held in the fund are valued based on the most recent financial statements prepared by the fund manager.

Convertible securities—Valued at the quoted prices for similar assets or liabilities in active markets.

U.S. government securities—Certain securities are valued at the closing price reported on the active market on which the individual securities are traded. Other securities are valued based on yields currently available on comparable securities of issuers with similar credit ratings.

Cash and cash equivalents—Valued at the quoted prices for similar assets or liabilities in active markets.

John Hancock group annuity contract—Valued at fair value by discounting the related cash flows based on current yields of similar instruments with comparable durations considering the credit-worthiness of the issuer.

Metropolitan Life Insurance guaranteed investment group annuity contract—Valued at fair value as calculated by the Company. The market value of the GIC is estimated as the present value of its future expected cash flows, discounted at an appropriate interest rate.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The pension investments that are measured at fair value as of December 31, 2012 are summarized below:

	December 31, 2012
Millions of dollars	Fair Value	Level 1	Level 2	Level 3
U.S.
Common and preferred stock
Domestic	$411	$411	$—	$—
International	119	119	—	—
Fixed income securities
Corporate bonds	133	—	133	—
Mortgage-backed securities	17	—	17	—
Municipal bonds	7	—	7	—
Foreign government issued bonds	5	—	5	—
Asset-backed securities	2	—	2	—
Commingled funds
Domestic equity (a)	109	—	109	—
International equity (a)	380	—	380	—
Fixed income	198	—	198	—
Real estate	59	—	—	59
Hedge funds	73	—	—	73
Private equity	10	—	—	10
Convertible securities	1	—	1	—
U.S. government securities
Agency securities	102	—	102	—
U.S. Treasury securities	68	68	—	—
Cash and cash equivalents	44	44	—	—
John Hancock GACs	6	—	—	6
Metropolitan Life Insurance GIC	15	—	—	15

Total U.S. Pension Assets	$1,759	$642	$954	$163

	December 31, 2012
Millions of dollars	Fair Value	Level 1	Level 2	Level 3
Non-U.S.
Common stocks	$3	$3	$—	$—
Commingled funds
Domestic equity (a)	31	—	31	—
International equity (a)	128	—	128	—
Fixed income	144	—	144	—
Fixed income securities	308	—	308	—
Cash and cash equivalents	8	8	—	—

Total Non-U.S. Pension Assets	$622	$11	$611	$—

(a)	In 2012, we reclassified our commingled funds to conform with a presentation that considers the unit value of the commingled fund as a level 2 input. However, the fair value of the securities owned by the funds is based on observable quoted prices on active exchanges, which are level 1 inputs.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The pension investments that are measured at fair value as of December 31, 2011 are summarized below:

	December 31, 2011
Millions of dollars	Fair Value	Level 1	Level 2	Level 3
U.S.
Common and preferred stock
Domestic	$335	$335	$—	$—
International	20	20	—	—
Fixed income securities
Corporate bonds	127	—	127	—
Mortgage-backed securities	15	—	15	—
Municipal bonds	6	—	6	—
Foreign government issued bonds	10	—	10	—
Asset-backed securities	3	—	3	—
Commingled funds
Domestic equity	130	130	—	—
International equity	397	397	—	—
Fixed income	185	—	185	—
Real estate	50	—	—	50
Hedge funds	40	—	—	40
Convertible securities	1	—	1	—
U.S. government securities
Agency securities	42	—	42	—
U.S. Treasury securities	58	58	—	—
Cash and cash equivalents	93	93	—	—
John Hancock GACs	5	—	—	5
Metropolitan Life Insurance GIC	16	—	—	16

Total U.S. Pension Assets	$1,533	$1,033	$389	$111

	December 31, 2011
Millions of dollars	Fair Value	Level 1	Level 2	Level 3
Non-U.S.
Common stock	$190	$190	$—	$—
Fixed income securities	351	—	351	—
Cash and cash equivalents	13	13	—	—

Total Non-U.S. Pension Assets	$554	$203	$351	$—

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth a summary of changes in the fair value of the Level 3 plan assets for the years ended December 31, 2012 and 2011:

	U.S. Pension Level 3 Assets
Millions of dollars	Real Estate	Hedge Funds	Private Equity	Metropolitan Life GIC	John Hancock GACs	Total
Balance at December 31, 2010	$42	$—	$—	$18	$5	$65
Realized gain	2	—	—	1	—	3
Unrealized gain (loss) related to investments still held at the reporting date	6	(1)	—	(3)	—	2
Purchases, sales, and settlements
Purchases	1	41	—	—	—	42
Sales	(1)	—	—	—	—	(1)

Balance at December 31, 2011	50	40	—	16	5	111
Realized gain	2	—	—	—	1	3
Unrealized gain (loss) related to investments still held at the reporting date	4	—	—	(1)	—	3
Purchases, sales, and settlements
Purchases	4	33	10	—	—	47
Sales	(1)	—	—	—	—	(1)

Balance at December 31, 2012	$59	$73	$10	$15	$6	$163

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value measurements of the investments in certain entities that calculate net asset value per share as of December 31, 2012 are as follows:

Millions of dollars	Fair Value	Unfunded Commitments	Remaining Life	Redemption Frequency (if currently eligible)	Trade to Settlement Terms	Redemption Notice Period
U.S.
Commingled fund investing in Domestic Equity	$109	$—	N/A	daily, pending market condition	1 to 3 days	3 to 4 days
Commingled fund investing in International Equity	380	—	N/A	daily, pending market condition	1 to 3 days	3 days
Commingled fund investing in Fixed Income	198	—	N/A	daily, pending market condition	1 to 3 days	3 to 7 days
Real Estate	59	12	10 years	quarterly, pending market condition	15 to 25 days	45 to 90 days
Hedge Funds	73	—	N/A	monthly, pending market condition	10 to 30 days	20 to 90 days
Private Equity	10	60	10 years	quarterly, pending market condition	N/A	N/A

Total U.S.	$829	$72

Millions of dollars	Fair Value	Unfunded Commitments	Remaining Life	Redemption Frequency (if currently eligible)	Trade to Settlement Terms	Redemption Notice Period
Non-U.S.

Commingled fund investing in Domestic Equity	$31	$—	N/A	1 to 7 days, pending market condition	1 to 3 days	1 to 3 days

Commingled fund investing in International Equity	128	—	N/A	1 to 7 days, pending market condition	1 to 3 days	1 to 3 days

Commingled fund investing in Fixed Income	144	—	N/A	daily, pending market condition	1 to 3 days	3 days

Total Non-U.S.	$303	$—

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table provides disclosure related to the Company’s multi-employer plan:

	Company Contributions
Millions of dollars	2012	2011	2010
Pensionskasse der BASF WaG V.VaG (a)	$8	$7	$7

(a)	The plan information for the Pensionskasse der BASF WaG V.VaG is not publicly available and the plan is not subject to a collective-bargaining agreement. The plan provides fixed, monthly retirement payments on the basis of the credits earned by the participating employees. To the extent that the plan is underfunded, the future contributions to the plan may increase and may be used to fund retirement benefits for employees related to other employers. The Pensionskasse der BASF WaG V.VaG’s financial statements for the years ended December 31, 2011 and 2010 indicated total assets of $7,287 million and $7,850 million, respectively; total actuarial present value of accumulated plan benefits of $7,423 million and $7,383 million, respectively; and total contributions for all participating employers of $202 million and $203 million, respectively. Our plan contributions did not exceed 5 percent of the total contributions in 2012, 2011, or 2010.

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

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides a reconciliation of benefit obligations of our unfunded other postretirement benefit plans:

	Year Ended December 31,
	2012		2011
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Change in benefit obligation:
Benefit obligation, beginning of period	$338	$26	$310	$22
Service cost	5	1	4	1
Interest cost	13	1	18	1
Plan amendments	—	—	(1)	—
Curtailment	—	(1)	—	—
Actuarial loss	17	12	27	3
Benefits paid	(29)	(1)	(30)	—
Medicare subsidies	—	—	1	—
Participant contributions	8	—	9	—
Foreign exchange effects	—	1	—	(1)

Benefit obligation, end of period	352	39	338	26

Change in plan assets:
Fair value of plan assets, beginning of period	—	—	—	—
Employer contributions	21	1	20	—
Participant contributions	8	—	9	—
Benefits paid	(29)	(1)	(30)	—
Medicare subsidies	—	—	1	—

Fair value of plan assets, end of period	—	—	—	—

Funded status, end of period	$(352)	$(39)	$(338)	$(26)

	December 31, 2012		December 31, 2011
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Amounts recognized in the Consolidated Balance Sheets consist of:
Accrued benefit liability, current	$(21)	$(1)	$(20)	$(1)
Accrued benefit liability, long-term	(331)	(38)	(318)	(25)

Funded status, December 31	$(352)	$(39)	$(338)	$(26)

	December 31, 2012		December 31, 2011
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Amounts recognized in the Accumulated other comprehensive income:
Actuarial and investment loss	$61	$11	$46	$—
Prior service cost (credit)	(1)	—	(1)	—

Balance at December 31	$60	$11	$45	$—

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides the components of net periodic other postretirement benefit costs:

	U.S. Plans
	Successor			Predecessor
	Year Ended December 31,		May 1 through December 31, 2010	January 1 through April 30, 2010
Millions of dollars	2012	2011
Net Periodic Other Postretirement Cost:
Service cost	$5	$4	$3	$2
Interest cost	13	18	11	5
Prior service cost (benefit) amortization	—	—	—	(3)
Actuarial loss amortization	1	—	—	—

Net periodic benefit cost	$19	$22	$14	$4

	Non-U.S. Plans
	Successor			Predecessor
	Year Ended December 31,		May 1 through December 31, 2010	January 1 through April 30, 2010
Millions of dollars	2012	2011
Net Periodic Other Postretirement Cost:
Service cost	$1	$1	$—	$—
Interest cost	1	1	1	1

Net periodic benefit cost	$2	$2	$1	$1

The following table sets forth the assumed health care cost trend rates at December 31:

	U.S. Plans
	2013	2012
Assumed heath care trend rate:
Immediate trend rate	7.9%	8.2%
Ultimate trend rate (the rate to which the cost trend rate is assumed to decline)	4.5%	4.5%
Year that the rate reaches the ultimate trend rate	2027	2027

	Non-U.S. Plans
	Canada		France
	2013	2012	2013	2012
Assumed heath care trend rate:
Immediate trend rate	7.5%	8.0%	3.5%	2.0%
Ultimate trend rate (the rate to which the cost trend rate is assumed to decline)	5.0%	5.0%	—	—
Year that the rate reaches the ultimate trend rate	2018	2018	—	—

The health care cost trend rate assumption does not have a significant effect on the amounts reported due to limits on maximum contribution levels to the medical plans. To illustrate, increasing or decreasing the assumed health care cost trend rates by one percentage point in each year would change the accumulated other

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

postretirement benefit liability as of December 31, 2012 by less than $1 million for both U.S. and non-U.S. plans and would not have a material effect on the aggregate service and interest cost components of the net periodic other postretirement benefit cost for the year then ended.

The assumptions used in determining the net benefit liabilities for our other postretirement benefit plans were as follows at December 31:

	2012		2011
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Weighted average assumptions:
Discount rate	3.73%	3.80%	3.98%	5.03%
Rate of compensation increase	4.00%	3.00%	4.00%	3.00%

The assumptions used in determining the net benefit costs for our other postretirement benefit plans were as follows:

	Successor						Predecessor
	Year Ended December 31,				May 1 through December 31, 2010		January 1 through April 30, 2010
	2012		2011
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Weighted average assumptions for the year:
Discount rate	3.98%	5.03%	5.00%	5.36%	5.73%	5.22%	5.75%	5.46%
Rate of compensation increase	4.00%	3.00%	4.00%	3.52%	4.00%	3.46%	4.00%	3.58%

As of December 31, 2012, future expected benefit payments by our other postretirement benefit plan, which reflect expected future service, as appropriate, were as follows:

Millions of dollars	U.S.	Non-U.S.
2013	$21	$1
2014	21	1
2015	22	1
2016	23	1
2017	23	1
2018 through 2022	121	7

Accumulated Other Comprehensive Income—The following pre-tax amounts were recognized in accumulated other comprehensive income as of and for the years ended December 31, 2012 and 2011:

	Pension Benefits		Other Benefits
Millions of dollars	Actuarial (Gain) Loss	Prior Service Cost (Credit)	Actuarial (Gain) Loss	Prior Service Cost (Credit)
December 31, 2010	$37	$10	$16	$—
Arising during the period	362	12	26	3
Gain due to settlements and curtailments	(6)	(1)	—	—

December 31, 2011	393	21	42	3
Arising during the period	166	(8)	32	(4)
Amortization	(22)	(3)	(2)	—

December 31, 2012	$537	$10	$72	$(1)

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes related to amounts in accumulated other comprehensive income include provisions of $197 million and $158 million as of December 31, 2012 and 2011, respectively. In connection with application of fresh-start accounting, on May 1, 2010 all gains and losses in OCI and the related deferred income were written off.

At December 31, 2012, AOCI included $23 million of net actuarial and investment loss related to U.S. pension plans and $3 million of prior service cost and $3 million of net actuarial and investment loss related to non-U.S. pension plans that are expected to be recognized as a component of net periodic benefit cost in 2013. At December 31, 2012, AOCI included $3 million and $1 million of net actuarial and investment loss related to U.S. and non-U.S. other postretirement benefits, respectively, that are expected to be recognized in net periodic benefit cost in 2013.

Defined Contribution Plans—Most employees in the U.S. and certain non-U.S. countries are eligible to participate in defined contribution plans (“Employee Savings Plans”) by contributing a portion of their compensation. We also make employer contributions, such as matching contributions, to certain of these plans. The Predecessor had temporarily suspended matching contributions to the U.S. Employee Savings Plans beginning in March 2009 as a result of filing voluntary petitions for reorganization under chapter 11 of the U.S. Bankruptcy Code. In May 2010, we resumed matching contributions under the U.S. Employee Savings Plans.

The following table provides the company contributions to the Employee Savings Plans:

	Company Contributions
	2012		2011		2010
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Employee Savings Plans	$27	$4	$30	$4	$17	$—

17. Incentive and Share-Based Compensation

Medium-Term Incentive Plan

In April 2010, we adopted our Medium-Term Incentive Plan (“MTI”). The MTI is designed to link the interests of senior management with the interests of shareholders by tying incentives to measurable corporate performance. The MTI awards for 2012, 2011 and 2010 provide payouts based on our return on assets and cost improvements over a three-calendar year performance period. Subject to customary accelerated vesting or forfeiture in the event of certain termination events, the awards will vest on the date following December 31, of the applicable performance period, on which the Compensation Committee of the Supervisory Board certifies the performance results and will be paid by March 31, following the end of the applicable performance period. Awards granted under the MTI are cash based awards. Beginning in 2012, eligible employees other than executive officers may elect to receive, and executive officers automatically receive, equity-based Qualified Performance Awards (“QPA”) under the Long-Term Incentive Plan (“LTI”) in lieu of any MTI awards. Awards under the MTI are accounted for as a liability and classified in Other liabilities on the Consolidated Balance Sheets. We recorded compensation expense of $18 million and $15 million for the years ended December 31, 2012 and 2011, respectively, and $4 million for the eight months ended December 31, 2010, based on the expected achievement of performance results.

Long-Term Incentive Plan

In April 2010, we adopted our 2010 LTI. Under the LTI, the Compensation Committee is authorized to grant restricted stock, restricted stock units, stock options, qualified performance awards, stock appreciation rights and

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

other types of equity-based awards. The Compensation Committee determines the recipients of the equity awards, the type of award made, the required performance measures, and the timing and duration of each grant. The maximum number of shares of LyondellBasell N.V. stock reserved for issuance under the LTI is 22,000,000. In connection with emergence from bankruptcy, awards were granted to our senior management and we have since granted awards for new hires and promotions. As of December 31, 2012, there were 9,601,927 shares remaining available for issuance.

The LTI awards resulted in compensation expense of $39 million and $30 million for the years ended December 31, 2012 and 2011, respectively, $22 million for the eight months ended December 31, 2010, and $24 million for the four months ended April 30, 2010. The tax benefits were $14 million and $10 million for the years ended December 31, 2012 and 2011, respectively, and $8 million for each the eight months ended December 31, 2010 and four months ended April 30, 2010.

Restricted Stock Units—Restricted stock units (“RSUs”) generally entitle the recipient to be paid out an equal number of ordinary shares on the fifth anniversary of the grant date. In connection with the special dividend declared on November 19, 2012, the Compensation Committee authorized a grant of RSUs to each unvested stock option holder, which will vest ratably with the underlying options. RSUs, which are subject to customary accelerated vesting or forfeiture in the event of certain termination events, are accounted for as an equity award with compensation cost recognized ratably over the vesting period. The holders of RSUs are entitled to dividend equivalents to be settled no later than March 15, following the year in which dividends are paid, as long as the participant is in full employment at the time of the dividend payment. See the “Dividend Distribution” section of Note 20 for the per share amount of dividend equivalent payments made during 2012 and 2011 to holders of RSUs.

The following table summarizes RSU activity for the year ended December 31, 2012 in thousands of units:

	Number of Units	Weighted- Average Grant Date Fair Value (per share)
Outstanding at January 1, 2012	2,005	$19.13
Granted	269	51.06
Paid	(118)	20.37
Forfeited	(226)	18.97

Outstanding at December 31, 2012	1,930	$23.51

The weighted-average grant date fair value for RSUs granted during the years ended December 31, 2012 and 2011 and the eight months ended December 31, 2010 was $51.06, $32.07, and $17.65, respectively. The total fair value of vested RSUs was $2 million during the year ended December 31, 2012 and less than $1 million for the year ended December 31, 2011, and less than $1 million for the eight months ended December 31, 2010.

The compensation expense related to the outstanding RSU was $7 million for each of the years ended December 31, 2012 and 2011, and $5 million for the eight months ended December 31, 2010. The related tax benefit was $2 million for each of the years ended December 31, 2012 and 2011, and $1 million for the eight months ended December 31, 2010. Total dividend equivalent payments were $7 million and $9 million for 2012 and 2011, respectively. As of December 31, 2012, the unrecognized compensation cost related to RSU was $29 million, which is expected to be recognized over a weighted-average period of 3 years.

Stock Options—Stock options are granted with an exercise price equal to the market price of our ordinary shares at the date of grant. The stock options are accounted for as an equity award with compensation cost recognized

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

using the graded vesting method. We issued stock options to purchase 5,639,020 of our ordinary shares to our Chief Executive Officer at emergence from bankruptcy. These options vest in five equal, annual installments beginning on May 14, 2010 and may be exercised for a period of seven years following the grant date of May 14, 2009. The options originally were granted with an exercise price of $17.61 per share, the fair value of the Company’s ordinary shares based on its reorganized value at the date of emergence. All other stock options granted before May 4, 2011 vest in equal increments on the second, third and fourth anniversary of the grant date, and options granted on and after May 4, 2011 vest in equal increments on the first, second and third anniversary of the grant date. These options have a contractual term of ten years and are subject to customary accelerated vesting or forfeiture in the event of certain termination events. Exercise prices for those options range from $11.95 to $52.20.

The Company’s Supervisory Board authorized, and the Management Board declared, a special dividend of $2.75 per share to all shareholders of record on November 19, 2012 and a special dividend of $4.50 per share to all shareholders of record on November 15, 2011. In connection with the special dividends, the Compensation Committee authorized a cash payment equal to the special dividend on each underlying share outstanding for vested employee stock options. The dividend equivalent payments for the vested stock options resulted in compensation expense of $7 million in 2012 and $8 million in 2011.

The LTI provides for adjustments to the terms of awards granted under the LTI in certain circumstances, including the payment by the Company of certain special dividends. Pursuant to the provisions of the LTI, the Compensation Committee of the Supervisory Board authorized the reduction of the exercise price of all outstanding unvested stock options granted under the LTI in connection with the 2011 special dividend. The reduction in exercise price of $4.50 per share for all outstanding unvested stock options on December 6, 2011 was equal to the amount of the special dividend and was intended to provide an equitable adjustment to holders of stock options as a result of the Company’s payment of the special dividend. The fair value of stock options was re-measured using the Black-Scholes option-pricing model before and after the modification. As a result of this modification, the Company’s unrecognized stock option expense was increased by $17 million for all unvested shares, which amount is being recognized prospectively over the remaining terms of those options.

No other terms of the Company’s employee stock options, including those held by named executive officers, have been changed.

The fair value of each stock option award is estimated, based on several assumptions, on the date of grant using the Black-Scholes option valuation model. The principal assumptions utilized in valuing stock options include the expected stock price volatility (based on the historic average of the common stock of our peer companies and the Company’s historic stock price volatility over the expected term); the expected option life (an estimate based on a simplified approach); the expected dividend yield; and the risk-free interest rate (an estimate based on the yield of United States Treasury zero coupon bond with a maturity equal to the expected life of the option). In 2012, the per share weighted-average fair value for all options granted was $9.21. In 2011, the per share weighted-average fair value for all options granted was $7.86 before the re-measurement described above and $9.88 after re-measurement. In 2010, the per share weighted-average fair value for all options granted was $7.82. These fair values were computed using the following range of assumptions for the years ended December 31:

	2012	2011	2010
Fair value assumptions:
Dividend yield	3.00%	3.00%	0.00%
Expected volatility	51.0%	50.0%	47.0%
Risk-free interest rate	0.80-1.11%	0.24-1.18%	1.63-2.94%
Weighted-average expected term, in years	6.0	3.4	5.2

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes stock option activity for the year ended December 31, 2012 in thousands of shares for the non-qualified stock options:

	Number of Shares	Weighted- Average Price	Weighted- Average Remaining Term	Aggregate Intrinsic Value (millions of dollars)
Outstanding at January 1, 2012	7,977	$14.24
Granted	113	44.44
Exercised	(1,324)	15.25
Forfeited	(257)	15.33

Outstanding at December 31, 2012	6,509	$14.51	5.7 years	$167

Exercisable at December 31, 2012	2,591	$15.20	4.7 years	$109

The aggregate intrinsic value of stock options exercised during the years ended December 31, 2012 and 2011 was $39 million and $11 million, respectively.

Total stock option expense was $22 million and $17 million for the years ended December 31, 2012 and 2011, respectively, $12 million for the eight months ended December 31, 2010, and $19 million for the four months ended April 30, 2010. The related tax benefits were $8 million and $6 million for the years ended December 31, 2012 and 2011, respectively, $5 million for the eight months ended December 31, 2010, and $6 million for the four months ended April 30, 2010. As of December 31, 2012, the unrecognized compensation cost related to non-qualified stock options was $12 million, which is expected to be recognized over a weighted-average period of 2 years.

Restricted Stock—On April 30, 2010, we issued 1,771,794 restricted shares. The terms of the restricted stock award provide that the holder is entitled to receive dividends when and if paid on the Company’s ordinary shares and that the holder has full voting rights during the restricted period. The holder may not sell or transfer the restricted shares until the restrictions lapse on May 14, 2014 or such earlier date as provided in the award agreement. The award agreement provides for earlier vesting in the event that any 10% holder of our ordinary shares sells any of their shares. Pursuant to this provision, the restrictions on an aggregate of 725,099 automatically lapsed due to the sale of a portion of LyondellBasell N.V. stock by the affiliates of Apollo Management Holdings L.P. to unaffiliated third parties. Additionally, pursuant to the terms of the award agreement, an aggregate of 264,297 of the vested shares were withheld in payment of withholding tax obligations.

The following table summarizes restricted stock activity for the year ended December 31, 2012 in thousands of shares:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2012	1,772	$17.61
Granted	—	—
Paid	(725)	17.61
Forfeited	—	—

Outstanding at December 31, 2012	1,047	$17.61

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

No restricted stock was granted during the years ended December 31, 2012 and 2011 and eight months ended December 31, 2010. The weighted-average grant date fair value for restricted stock granted during the four months ended April 30, 2010 was $17.61. The total fair value of restricted stock vested during the year ended December 31, 2012 was $13 million.

The total restricted stock shares expense was $10 million for the year ended December 31, 2012, $6 million for the year ended December 31, 2011, and $5 million for each the eight months ended December 31, 2010, and four months ended April 30, 2010. The related tax benefit was $4 million and $2 million for the years ended December 31, 2012 and 2011, respectively, and $2 million for each the eight months ended December 31, 2010 and four months ended April 30, 2010. As of December 31, 2012, the unrecognized compensation cost related to restricted stock shares was $5 million, which is expected to be recognized over a weighted-average period of 2 years.

Qualified Performance Awards—The QPA was established during the first quarter of 2012. The QPA is designed to link the interests of senior management with the interests of shareholders by tying incentives to measurable corporate and individual performance. Under QPA, which are a form of equity-based compensation, a number of target units are established at the beginning of a three-calendar year performance period. Each unit is equivalent to one share of LyondellBasell N.V. common stock. The final number of LyondellBasell N.V shares payable is determined at the end of a three-calendar year performance period by the Compensation Committee of the Supervisory Board. Since the service-inception date precedes the grant date, the Company estimates the number of target units each reporting period, accounts for this award as a liability award until the grant date and accrues compensation expense during the three-calendar year performance period on a straight-line basis. The QPA is subject to customary accelerated vesting and forfeiture in the event of certain termination events. The QPA is classified in Other liabilities on the Consolidated Balance Sheets. We recorded compensation expense of $3 million for the year ended December 31, 2012.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. Income Taxes

The significant components of the provision for income taxes are as follows:

	Successor			Predecessor
	Year Ended December 31,		May 1 through December 31 2010	January 1 through April 30, 2010
Millions of dollars	2012	2011
Current:
U.S. federal	$464	$419	$32	$11
Non-U.S.	78	161	106	(16)
State	70	27	12	11

Total current	612	607	150	6

Deferred:
U.S. federal	607	394	228	(1,386)
Non-U.S.	73	60	(198)	106
State	35	(2)	(10)	(41)

Total deferred	715	452	20	(1,321)

Provision for income taxes before tax effects of other comprehensive income	1,327	1,059	170	(1,315)
Tax effects of elements of other comprehensive income:
Pension and postretirement liabilities	(38)	(128)	(30)	3
Financial derivatives	—	—	—	51
Foreign currency translation	(1)	1	4	(9)

Total income tax expense in comprehensive income	$1,288	$932	$144	$(1,270)

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

LyondellBasell N.V. is incorporated and is resident in The Netherlands. However, since the proportion of U.S. revenues, assets, operating income and associated tax provisions is significantly greater than any other single taxing jurisdiction within the worldwide group, the reconciliation of the differences between the provision for income taxes and the statutory rate is presented on the basis of the U.S. statutory federal income tax rate of 35% as opposed to the Dutch statutory rate of 25% to provide a more meaningful insight into those differences. Our effective tax rate for the year ended December 31, 2012 is 31.7%. This summary is shown below:

	Successor			Predecessor
	Year Ended December 31,		May 1 through December 31, 2010	January 1 through April 30, 2010
Millions of dollars	2012	2011
Income (loss) before income taxes:
U.S.	$3,313	$2,388	$1,141	$8,490
Non-U.S.	872	1,143	590	(1,543)

Total	$4,185	$3,531	$1,731	$6,947

Income tax at U.S. statutory rate	$1,465	$1,236	$606	$2,431
Increase (reduction) resulting from:
Discharge of debt and other reorganization related items	—	—	(221)	(4,355)
Non-U.S. income taxed at lower statutory rates	(53)	(44)	(14)	(3)
State income taxes, net of federal benefit	67	27	36	(63)
Changes in valuation allowances	(72)	(84)	(266)	262
Non-taxable (income) and non-deductible expenses	(50)	(73)	(102)	—
Notional royalties	(30)	(32)	(12)	(11)
Other income taxes, net of federal benefit	10	14	33	30
Uncertain tax positions	21	(11)	13	402
Warrants & stock compensation	4	13	24	5
Transfer of subsidiary	—	—	88	—
U.S. manufacturing deduction	(42)	(30)	—	—
Foreign currency gains and losses	41	11	—	—
Other, net	(34)	32	(15)	(13)

Income tax provision (benefit)	$1,327	$1,059	$170	$(1,315)

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

As a result of attribute reduction, we did not retain any U.S. net operating loss carryforwards, alternative minimum tax credits or capital loss carryforwards. In addition, approximately $938 million of our tax bases in

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

depreciable assets in the U.S. was eliminated. Accordingly, the liability for U.S. income taxes in 2011, 2012 and future periods reflects these adjustments and the U.S. cash tax liabilities for 2011, 2012 and the estimate for subsequent years is significantly higher than in 2010.

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

The deferred tax effects of tax losses carried forward and the tax effects of temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements, reduced by a valuation allowance where appropriate, are presented below:

Millions of dollars	December 31 2012	December 31, 2011
Deferred tax liabilities:
Accelerated tax depreciation	$1,277	$1,299
Investment in joint venture partnerships	158	161
Other intangible assets	387	406
Inventory	632	627

Total deferred tax liabilities	2,454	2,493

Deferred tax assets:
Net operating loss carryforwards	554	609
Employee benefit plans	548	481
Deferred interest carryforwards	—	619
State and foreign income taxes, net of federal tax benefit	12	5
Environmental reserves	37	35
Other	72	136

Total deferred tax assets	1,223	1,885
Deferred tax asset valuation allowances	(551)	(570)

Net deferred tax assets	672	1,315

Net deferred tax liabilities	$1,782	$1,178

Balance sheet classifications:
Deferred tax assets—current	$46	$29
Deferred tax assets—long-term	44	20
Deferred tax liability—current	558	310
Deferred tax liability—long-term	1,314	917

Net deferred tax liabilities	$1,782	$1,178

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

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2012 and 2011, we had total tax losses carried forward in the amount of $1,787 million and $2,120, million, respectively, for which a deferred tax asset was recognized at December 31, 2012 and 2011 of $554 million and $609 million, respectively.

The expiration of the tax losses carried forward and the related deferred tax asset, before valuation allowance, as of December 31, 2012 was as follows:

Millions of dollars	Net Operating Loss Carry Forwards	Deferred Tax on Net Operating Loss Carry Forwards
2013	$1	$—
2014	14	4
2015	116	38
2016	4	1
2017	17	3
Thereafter	447	119
Indefinite	1,188	389

	$1,787	$554

Valuation allowances are provided against certain net deferred tax assets for tax losses carried forward in Canada, France, Japan, Spain, Thailand, Mexico, the United Kingdom and the United States.

In assessing the recoverability of the deferred tax assets, we consider whether it is more likely than not that the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies. In order to fully realize the deferred tax assets related to the net operating losses, we will need to generate sufficient future taxable income in the countries where these net operating losses exist during the periods in which the net operating losses can be utilized. Based upon projections of future taxable income over the periods in which the net operating losses can be utilized and/or the temporary differences can be reversed, management believes it is more likely than not that the deferred tax assets in excess of the valuation allowance of $551 million at December 31, 2012 will be realized.

At the end of 2012, the balance of cumulative valuation allowances was $551 million. The decrease in 2012 relates primarily to the utilization of tax attributes in our French operations for which a valuation allowance continues to be provided. The change in the current year valuation allowance was impacted by restructuring which did not impact income tax expense. The increase in 2011 relates exclusively to an additional $11 million of valuation allowance during the year related primarily to our non-U.S. operations. During the Predecessor period, the Company recorded a valuation allowance of $262 million against deferred tax assets, primarily related to our French operations and various deferred tax assets resulting from the implementation of fresh-start accounting. In the 2010 Successor period, we reversed valuation allowances attributable to our Dutch net operating loss carryforwards as improved business results combined with a restructuring of debt caused us to conclude that it is now more likely than not that the deferred tax assets will be realized. We also reversed valuation allowances during the 2010 Successor period related to a portion of our French deferred tax assets due to a restructuring of our French operations. These reversals resulted in a net decrease in income tax expense of $266 million in the Successor period. There were also changes in the valuation allowances for 2012, 2011 and 2010 related to translation adjustments.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In most cases, including earnings generated by U.S. subsidiaries, deferred taxes have not been provided for possible future distributions of earnings of subsidiaries as such dividends are not expected to be subject to further taxation upon their distribution. Deferred taxes on the unremitted earnings of certain equity joint ventures of $40 million and $45 million at December 31, 2012 and 2011, respectively, have been provided to the extent that such earnings are subject to taxation on their future remittance.

Tax benefits totaling $548 million and $483 million relating to uncertain tax positions were unrecognized as of December 31, 2012 and 2011, respectively. The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits:

	Successor			Predecessor
	For the Year Ended December 31,		May 1 through December 31, 2010	January 1 through April 30, 2010
Millions of dollars	2012	2011
Balance, beginning of period	$483	$441	$451	$68
Additions for tax positions of current year	15	54	1	373
Additions for tax positions of prior years	50	7	16	41
Reductions for tax positions of prior years	—	(19)	(4)	(11)
Cash settlements	—	—	(23)	—
Effects of currency exchange rates	—	—	—	(3)
Discharge upon emergence from bankruptcy	—	—	—	(17)

Balance, end of period	$548	$483	$441	$451

The majority of the 2012, 2011 and 2010 balances, if recognized, will affect the effective tax rate. We operate in multiple jurisdictions throughout the world, and our tax returns are periodically audited or subject to review by both domestic and foreign tax authorities. We are no longer subject to any significant income tax examinations by tax authorities for the years prior to 2006 in The Netherlands and Italy, prior to 2007 in Germany, prior to 2008 in France and prior to 2009 in the U.S., our principal tax jurisdictions. Further, as a result of the uncertainties in the application of complex tax principles related to the Company’s reorganization, the Company did not recognize tax benefits of $360 million in the Predecessor period ended April 30, 2010. We do not expect any significant changes in the amounts of unrecognized tax benefits during the next 12 months.

We recognize interest expense and penalties related to uncertain income tax positions as a component of interest expense and penalties in the income statement. We have accrued and recognized $4 million for the payment of interest and penalties as of December 31, 2012. We accrued and recognized less than $1 million for the payment of interest and penalties for the year ended December  31, 2011 and for the Predecessor and Successor periods of 2010.

19. Commitments and Contingencies

Commitments—We have various purchase commitments for materials, supplies and services incident to the ordinary conduct of business, generally for quantities required for our businesses and at prevailing market prices. These commitments are designed to assure sources of supply and are not expected to be in excess of normal requirements. Our capital expenditure commitments at December 31, 2012 were in the normal course of business.

Financial Assurance Instruments—We have obtained letters of credit, performance and surety bonds and have issued financial and performance guarantees to support trade payables, potential liabilities and other obligations.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Environmental Remediation—Our accrued liability for future environmental remediation costs at current and former plant sites and other remediation sites totaled $126 million as of December 31, 2012. The accrued liabilities for individual sites range from less than $1 million to $23 million. The remediation expenditures are expected to occur over a number of years, and not to be concentrated in any single year. In our opinion, it is reasonably possible that losses in excess of the liabilities recorded may have been incurred. However, we cannot estimate any amount or range of such possible additional losses. New information about sites, new technology or future developments such as involvement in investigations by regulatory agencies, could require us to reassess our potential exposure related to environmental matters.

The following table summarizes the activity in our accrued environmental liability included in “Accrued liabilities” and “Other liabilities”:

	Year Ended December 31,
Millions of dollars	2012	2011
Balance at beginning of period	$120	$107
Additional provisions	16	25
Amounts paid	(12)	(8)
Foreign exchange effects	2	(4)

Balance at end of period	$126	$120

Access Indemnity Demand—In December 2010, one of our subsidiaries received demand letters from affiliates of Access Industries (collectively, “Access”), a more than five percent shareholder of the Company, demanding indemnity for losses, including attorney’s fees and expenses, arising out of a pending lawsuit styled Edward S. Weisfelner, as Litigation Trustee of the LB Litigation Trust v. Leonard Blavatnik, et al., Adversary Proceeding No. 09-1375 (REG), in the United States Bankruptcy Court, Southern District of New York. In the Weisfelner lawsuit, the plaintiffs seek to recover from Access, the return of all amounts earned by them related to their purchase of shares of Lyondell Chemical prior to its acquisition by Basell AF S.C.A.; distributions by Basell AF S.C.A. to its shareholders before it acquired Lyondell Chemical, and management and transaction fees and expenses. The trial that was scheduled for October 2011 has been postponed.

The Access affiliates have also demanded $100 million in management fees under a 2007 management agreement between an Access affiliate and the predecessor of LyondellBasell AF, as well as other unspecified amounts relating to advice purportedly given in connection with financing and other strategic transactions. In June 2009, an Access affiliate filed a proof of claim in Bankruptcy Court against LyondellBasell AF seeking “no less than” $723 thousand for amounts allegedly owed under the 2007 management agreement. In April 2011, Lyondell Chemical filed an objection to the claim and brought a declaratory judgment action for a determination that the demands are not valid. The declaratory judgment action is stayed pending the outcome of the Weisfelner lawsuit.

We do not believe that the 2007 management agreement is in effect or that the Company or any Company-affiliated entity owes any obligations under the management agreement, including for management fees or for indemnification. We intend to defend vigorously our position in any proceedings and against any claims or demands that may be asserted.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We cannot at this time estimate the reasonably possible loss or range of loss that may be incurred in the Weisfelner lawsuit; therefore, we cannot estimate the loss that may be sought by way of indemnity.

Indemnification—We are parties to various indemnification arrangements, including arrangements entered into in connection with acquisitions, divestitures and the formation of joint ventures. Pursuant to these arrangements, we provide indemnification to and/or receive indemnification from other parties in connection with liabilities that may arise in connection with the transactions and in connection with activities prior to completion of the transactions. These indemnification arrangements typically include provisions pertaining to third party claims relating to environmental and tax matters and various types of litigation. As of December 31, 2012, we had not accrued any significant amounts for our indemnification obligations, and we are not aware of other circumstances that would likely lead to significant future indemnification obligations. We cannot determine with certainty the potential amount of future payments under the indemnification arrangements until events arise that would trigger a liability under the arrangements.

In addition, at the time of Basell’s formation in 2005, the Company entered into agreements with Shell and BASF whereby they agreed to indemnify Basell and its successors for a significant portion of the potential obligations that could arise with respect to costs relating to contamination at various sites. These indemnity obligations are currently in dispute. Also, the agreements involving the purchase of the Berre cracker and Berre refinery include similar indemnities from Shell to Basell and its successors. These indemnity obligations are also currently in dispute. We recognized a pretax charge of $64 million as a change in estimate in 2010 related to such disputes, which arose during that period.

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

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20. Stockholders’ Equity

Dividend distribution—The following table presents the dividends paid in the periods presented:

	Dividend Per	Aggregate
	Ordinary	Dividends
Millions of dollars, except per share amounts	Share	Paid	Date of Record
For the year 2012:
March	$0.25	$143	March 12, 2012
June	0.40	230	May 21, 2012
September	0.40	230	September 4, 2012
December	0.40	230	November 19, 2012
December	2.75	1,582	November 19, 2012

	$4.20	$2,415

For the year 2011:
May	$0.10	$57	May 5, 2011
September	0.20	114	August 17, 2011
December	0.25	142	November 25, 2011
December	4.50	2,580	November 25, 2011

	$5.05	$2,893

Ordinary Shares—The changes in the outstanding amounts of ordinary shares and treasury shares for the years ended December 31, 2012 and 2011 were as follows:

	Year Ended
	December 31,
	2012	2011
Ordinary shares outstanding:
Balance at the beginning of period	573,390,514	565,676,222
Share-based compensation	1,140,439	534,876
Warrants exercised	685,756	7,179,416

Balance at end of period	575,216,709	573,390,514

Ordinary shares held as treasury shares:
Balance at the beginning of period	4,051,013	1,122,651
Warrants exercised	293,888	3,462,693
Share-based compensation	(1,138,868)	(534,331)

Balance at the end of period	3,206,033	4,051,013

Ordinary shares issued at end of period	578,422,742	577,441,527

Treasury shares—The holders of our warrants may, at their option, purchase shares in a non-cash exercise. The amount of shares delivered under such an exercise is calculated using the treasury method of accounting and assumes the exercise price was paid in cash. During 2012 and 2011, $41 million and $317 million was recorded as Additional paid-in capital for the purchase of 0.9 million and 8.3 million ordinary shares, respectively, of which 293,888 and 3,462,693 ordinary shares are held in treasury.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accumulated Other Comprehensive Income (Loss)—The components of accumulated other comprehensive income (loss) were as follows at December 31:

Millions of dollars	2012	2011
Pension and post-retirement liabilities	$(422)	$(303)
Foreign currency translation	11	(124)

Total	$(411)	$(427)

Transactions recorded in “Accumulated other comprehensive income” are recognized net of tax.

21. Per Share Data

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

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Earnings per share data and dividends declared per share of common stock were as follows for the years ended December 31, 2012 and 2011, and for the period from May 1 through December 31, 2010:

	Year Ended				May 1 through
	December 31, 2012		December 31, 2011		December 31, 2010
	Continuing	Discontinued	Continuing	Discontinued	Continuing	Discontinued
Millions of dollars	Operations	Operations	Operations	Operations	Operations	Operations
Basic:
Net income (loss)	$2,858	$(24)	$2,472	$(332)	$1,561	$19
Less: net loss attributable to non-controlling interests	14	—	7	—	7	—

Net income (loss) attributable to the Company shareholders	2,872	(24)	2,479	(332)	1,568	19
Net income attributable to participating securities	(3)	—	(14)	2	(10)	—

Net income (loss) attributable to ordinary shareholders	$2,869	$(24)	$2,465	$(330)	$1,558	$19

Diluted:
Net income (loss)	$2,858	$(24)	$2,472	$(332)	$1,561	$19
Less: net loss attributable to non-controlling interests	14	—	7	—	7	—

Net income (loss) attributable to the Company shareholders	2,872	(24)	2,479	(332)	1,568	19
Net income attributable to participating securities	(3)	—	(14)	2	(10)	—

Net income (loss) attributable to ordinary shareholders	$2,869	$(24)	$2,465	$(330)	$1,558	$19

Millions of shares
Basic weighted average common stock outstanding	573	573	568	568	564	564
Effect of dilutive securities:
MTI	1	1	1	1	—	—
Stock options	3	3	3	3	—	—

Potential dilutive shares	577	577	572	572	564	564

Earnings (loss) per share:
Basic	$5.01	$(0.04)	$4.34	$(0.58)	$2.76	$0.03

Diluted	$4.96	$(0.04)	$4.32	$(0.58)	$2.75	$0.03

Millions of shares
Anti-dilutive stock options and warrants	—	—	1.0	1.0	11.5	11.5

Participating securities	3.0	3.0	3.6	3.6	3.7	3.7

Dividends declared per share of common stock	$4.20	$—	$5.05	$—	$—	$—

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

22. Segment and Related Information

We operate in five business segments. The marketing of oxyfuels previously was aligned with the sale of products from the refining business, particularly our Berre refinery. We moved the management responsibility for business decisions relating to oxyfuels to our I&D business with the closure of the Berre refinery because profits generated by oxyfuels products are related to sourcing decisions regarding certain co-products of propylene oxide production. Accordingly, results for our oxyfuels business, which were previously included in our Refining segment results, have been reflected in our I&D segment since the second quarter of 2012. All comparable periods presented have been revised to reflect this change. Our five segments consist of the following:

•	Olefins and Polyolefins–Americas (“O&P–Americas”). Our O&P—Americas segment produces and markets olefins, including ethylene and ethylene co-products, and polyolefins.

•

Olefins and Polyolefins–Europe, Asia, and International (“O&P—EAI”). Our O&P–EAI segment produces and markets olefins, including ethylene and ethylene co-products, polyolefins, and polypropylene compounds.

•

Intermediates and Derivatives (“I&D”). Our I&D segment produces and markets propylene oxide (“PO”) and its co-products and derivatives, acetyls, ethanol, ethylene oxide (“EO”) and its derivatives, and oxygenated fuels, or oxyfuels.

•	Refining. Our refining segment refines heavy, high—sulfur crude oil on the U.S. Gulf Coast.

•	Technology. Our Technology segment develops and licenses chemical and polyolefin process technologies and manufactures and sells polyolefin catalysts.

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

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized financial information concerning reportable segments is shown in the following table for the periods presented.

Successor
Millions of dollars	Olefins and Polyolefins —Americas	Olefins and Polyolefins— Europe, Asia & International	Intermediates & Derivatives	Refining	Technology	Other	Total
Year Ended December 31, 2012
Sales and other operating revenues:
Customers	$8,987	$14,203	$9,280	$12,490	$377	$15	$45,352
Intersegment	3,947	318	378	801	121	(5,565)	—

	12,934	14,521	9,658	13,291	498	(5,550)	45,352
Operating income	2,650	127	1,430	334	122	13	4,676
Income (loss) from equity investments	25	121	(3)	—	—	—	143
Capital expenditures	468	254	159	136	43	—	1,060
Depreciation and amortization expense	281	285	194	148	73	2	983

Millions of dollars	Olefins and Polyolefins —Americas	Olefins and Polyolefins— Europe, Asia & International	Intermediates & Derivatives	Refining	Technology	Other	Total
Year Ended December 31, 2011
Sales and other operating revenues:
Customers	$10,349	$15,223	$9,293	$12,886	$376	$56	$48,183
Intersegment	4,531	368	207	820	130	(6,056)	—

	14,880	15,591	9,500	13,706	506	(6,000)	48,183
Operating income (loss)	1,855	435	1,156	809	107	(25)	4,337
Income from equity investments	21	168	27	—	—	—	216
Capital expenditures	425	235	101	224	26	10	1,021
Depreciation and amortization expense	246	262	186	153	84	—	931

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Millions of dollars	Olefins and Polyolefins —Americas	Olefins and Polyolefins— Europe, Asia & International	Intermediates & Derivatives	Refining	Technology	Other	Total
May 1 through December 31, 2010
Sales and other operating revenues:
Customers	$5,993	$8,648	$5,363	$5,853	$291	$(16)	$26,132
Intersegment	2,413	302	20	406	74	(3,215)	—

	8,406	8,950	5,383	6,259	365	(3,231)	26,132
Operating income (loss)	1,039	367	629	208	69	(20)	2,292
Income from equity investments	16	68	2	—	—	—	86
Capital expenditures	146	106	79	80	19	11	441
Depreciation and amortization expense	151	147	105	82	78	(5)	558

Predecessor
Millions of dollars	Olefins and Polyolefins —Americas	Olefins and Polyolefins— Europe, Asia & International	Intermediates & Derivatives	Refining	Technology	Other	Total
January 1 through April 30, 2010
Sales and other operating revenues:
Customers	$3,220	$4,078	$2,604	$2,787	$104	$14	$12,807
Intersegment	963	(52)	144	264	41	(1,360)	—

	4,183	4,026	2,748	3,051	145	(1,346)	12,807
Segment operating income (loss)	317	106	192	(97)	39	(52)	505
Current cost adjustment							199

Operating income							704
Income (loss) from equity investments	5	80	(1)	—	—	—	84
Capital expenditures	52	102	12	31	12	3	212
Depreciation and amortization expense	160	108	117	152	23	5	565

Sales and other operating revenues and operating income (loss) in the “Other” column above include elimination of intersegment transactions.

In 2012, we recognized benefits of $29 million, $18 million and $53 million associated with insurance settlements related to Hurricane Ike for the O&P—Americas, I&D and Refining segments, respectively. Operating results for the Refining segment also include a benefit of $24 million for the recovery related to a former employee who plead guilty to fraud in 2010. In addition, we recognized a $28 million benefit in our

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

O&P—EAI segment related to the reversal of a reserve established at emergence for an unfavorable monomer contract. These benefits were partially offset by charges of $22 million in our O&P—EAI segment for the impairment of assets at our Wesseling, Germany site and $35 million and $18 million in our O&P—EAI and Technology segments, respectively, for restructuring activities in Europe.

Operating results of the O&P–Americas segment include charges of $161 million related to the liquidation of LIFO inventory. Inventory levels, which were increased in the fourth quarter 2011 in preparation for a turnaround at our Channelview, Texas facility, decreased in 2012 following the commencement of the turnaround. Results for our Refining segment also included a $13 million benefit associated with the liquidation of LIFO inventory.

In 2011, we recognized benefits of $34 million and $36 million in the Refining segment related to an insurance recovery associated with the fraudulent misconduct of a former employee described above and the liquidation of LIFO inventory, respectively. In addition, charges of $39 million were recognized in the Technology segment related to the impairments of assets and restructuring charges due to a facility closure and impairments of discontinued research and development projects. Charges of $77 million and $16 million related to activities to reorganize certain functional organizations and environmental liabilities at Wesseling, Germany site, respectively, were recognized in the O&P—EAI segment.

In the 2010 Successor period, we recognized a $64 million charge related to a change in estimate associated with a dispute over environmental liability, including $56 million and $8 million related to the O&P—EAI and Technology business segments, respectively, which are reflected in Cost of sales on the Consolidated Statements of Income. In addition, we recorded non-cash charges of $34 million and $8 million in our O&P—Americas and I&D segments, respectively, to adjust the value of our finished goods inventory to market as of December 31, 2010. These non-cash charges were the result of the decline in the market prices for certain products, primarily polypropylene. In the 2010 Successor period, we also recognized a charge of $8 million related to the liquidation of LIFO inventory, which included charges of $9 million in our O&P–Americas segment and $17 million in our Technology segment, partially offset by a benefit of $18 million in our I&D segment.

Long-lived assets of continuing operations, including goodwill, are summarized and reconciled to consolidated totals in the following table:

Millions of dollars	Olefins and Polyolefins —Americas	Olefins and Polyolefins— Europe, Asia & International	Intermediates & Derivatives	Refining	Technology	Other	Total
December 31, 2012
Property, plant and equipment, net	$2,167	$2,437	$1,830	$985	$274	$3	$7,696
Investment in PO Joint Ventures	—	—	397	—	—	—	397
Equity and other investments	162	1,303	118	—	—	—	1,583
Goodwill	162	175	245	—	9	—	591

December 31, 2011
Property, plant and equipment, net	$1,945	$2,385	$1,738	$943	$309	$13	$7,333
Investment in PO Joint Ventures	—	—	412	—	—	—	412
Equity and other investments	154	1,265	140	—	—	—	1,559
Goodwill	162	172	242	—	9	—	585

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property, plant and equipment, net, included in the “Other” column above includes assets related to corporate and support functions.

The following geographic data for revenues are based upon the delivery location of the product and for long-lived assets, the location of the assets.

	Successor			Predecessor
			May 1	January 1
	Year Ended		through	through
	December 31,		December 31,	April 30,
Millions of dollars	2012	2011	2010	2010
Sales and other operating revenues:
North America	$25,666	$26,527	$14,027	$7,290
Europe	12,845	14,452	8,550	3,727
The Netherlands	1,032	1,217	589	150
All other	5,809	5,987	2,966	1,640

Total	$45,352	$48,183	$26,132	$12,807

	Long-Lived Assets
Millions of dollars	2012	2011
United States	$5,365	$5,060
Non-U.S.:
Germany	1,747	1,754
The Netherlands	730	749
France	557	558
Other non-U.S.	2,315	2,360

Total non-U.S.	5,349	5,421

Total	$10,714	$10,481

Long-lived assets include Property, plant and equipment, net, Intangible assets, net, Equity investments, and Investments in PO joint ventures (see Notes 8 and 9).

23. Emergence from Chapter 11 Proceedings

On April 23, 2010, the U.S. Bankruptcy Court confirmed LyondellBasell AF’s Third Amended and Restated Plan of Reorganization and the Debtors emerged from chapter 11 protection on April 30, 2010.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s charges (credits) for reorganization items, including charges recognized by the Debtors, were as follows:

	Successor			Predecessor
	Year Ended December 31,		May 1 through December 31, 2010	January 1 through April 30, 2010

Millions of dollars	2012	2011
Change in net assets resulting from the application of fresh-start accounting	$—	$—	$—	$6,542
Gain on discharge of liabilities subject to compromise	—	—	—	(13,617)
Asset write-offs and rejected contracts	—	—	—	25
Estimated claims	(5)	39	(1)	(262)
Professional fees	1	5	21	172
Employee severance costs	—	—	(1)	—
Plant closures costs	—	—	—	12
Other	—	1	4	4

Total	$(4)	$45	$23	$(7,124)

Reorganization items, including professional advisory fees and other costs directly associated with our reorganization are classified as Reorganization items on the Consolidated Statements of Income.

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

24. Unaudited Quarterly Results

The following table presents selected financial data for the quarterly periods in 2012 and 2011 and has been revised to reflect discontinued operations (See Note 3, Discontinued Operations and Related Items, for additional information):

	For the Quarter Ended
Millions of dollars	March 31	June 30	September 30	December 31
2012
Sales and other operating revenues	$11,734	$11,248	$11,273	$11,097
Operating income (a)	940	1,449	1,328	959
Income from equity investments	46	27	32	38
Reorganization items(b)	5	(1)	—	—
Income from continuing operations(c)	594	768	851	645
Income (loss) from discontinued operations	5	—	(7)	(22)
Net income	599	768	844	623
Earnings per share:
Basic	1.04	1.34	1.47	1.10
Diluted	1.04	1.33	1.46	1.09

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Quarter Ended
Millions of dollars	March 31	June 30	September 30	December 31
2011
Sales and other operating revenues	$11,380	$13,306	$12,516	$10,981
Operating income (d)	1,095	1,310	1,493	439
Income from equity investments	58	73	52	33
Reorganization items(b)	(2)	(28)	—	(15)
Income from continuing operations(e)	682	851	912	27
Loss from discontinued operations	(22)	(48)	(17)	(245)
Net income (loss)	660	803	895	(218)
Earnings (loss) per share:
Basic	1.16	1.41	1.56	(0.38)
Diluted	1.15	1.38	1.51	(0.38)

(a)	Operating income in the quarter ended June 30, 2012 includes a lower of cost or market inventory valuation adjustment of $71 million which was reversed in the quarter ended September 30, 2012 by a $71 million non-cash benefit due to the recovery of market price. In addition, operating income in the quarter ended March 31, 2012 included a charge of $22 million for impairment of assets at our Wesseling, Germany site. In the quarter ended June 30, 2012, operating income includes a benefit of $100 million associated with an insurance settlement related to Hurricane Ike. Operating income in the quarter ended September 30, 2012 included a benefit related to a $24 million recovery associated with a former employee who plead guilty to fraud in 2010. Operating income in the quarter ended December 31, 2012 included a benefit of $28 million related to the reversal of a reserve established at emergence for an unfavorable monomer contract. In addition, operating income in the quarter ended December 31, 2012 included charges of $53 million related to corporate restructuring activities in Europe.
(b)	See Note 23 for a description of reorganization items.
(c)	Income from continuing operations in 2012 included after-tax premiums and charges of $210 million related to the early repayment of debt in the quarter ended June 30, 2012. In addition, results for 2012 include a $10 million after-tax charge relate to a fair value adjustment associated with our warrants in the quarter ended March 31, 2012.
(d)	Operating income in 2011 includes corporate restructuring charges of $61 million, $14 million and $18 million, in the quarters ended June 30, September 30 and December 31, 2011, respectively. Operating income in 2011 also includes an impairment charge of $19 million in the quarter ended September 30, 2011.
(e)	Income from continuing operations in 2011 included after-tax premiums and charges of $8 million and $271 million in the quarters ended June 30 and December 31, 2011, respectively, related to the early repayment of debt. In addition, results for 2011 include after-tax fair value adjustments related to our warrants of a negative $59 million in the quarter ended March 31, 2011, benefits of $6 million and $22 million in the quarters ended June 30 and September 30, 2011, respectively, and a negative $6 million in the quarter ended December 31, 2011. Results for the quarter ended June 30, 2011 also include an after-tax gain of $26 million gain on the sale of surplus precious metals.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Effectiveness of Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive and financial officers) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of December 31, 2012, the end of the period covered by this Annual Report on Form 10-K.

Management’s Report on Internal Control Over Financial Reporting

Management’s report on our internal control over financial reporting can be found in Item 8, Financial Statements and Supplementary Data, of this report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in our fourth fiscal quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

All other information required by this Item will be included in our Proxy Statement relating to our 2013 Annual General Meeting of Shareholders to be held on May 22, 2013, and is incorporated herein by reference.*

Item 11.	Executive Compensation.

All information required by this Item will be included in our Proxy Statement relating to our 2013 Annual General Meeting of Shareholders to be held on May 22, 2013, and is incorporated herein by reference.*

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

All information required by this Item will be included in our Proxy Statement relating to our 2013 Annual General Meeting of Shareholders to be held on May 22, 2013, and is incorporated herein by reference.*

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

All information required by this Item will be included in our Proxy Statement relating to our 2013 Annual General Meeting of Shareholders to be held on May 22, 2013, and is incorporated herein by reference.*

Item 14.	Principal Accounting Fees and Services.

All information required by this Item will be included in our Proxy Statement relating to our 2013 Annual General Meeting of Shareholders to be held on May 22, 2013, and is incorporated herein by reference.*

*	Except for information or data specifically incorporated herein by reference under Items 10 through 14, other information and data appearing in our 2013 Proxy Statement are not deemed to be a part of this Annual Report on Form 10-K or deemed to be filed with the Commission as a part of this report.

Item 15.	Exhibits, Financial Statement Schedules.

(a) (1) Consolidated Financial Statements:

The financial statements and supplementary information listed in the Index to Financial Statements, which appears on page 64, are filed as part of this annual report.

(a) (2) Consolidated Financial Statement Schedules:

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

LYONDELLBASELL INDUSTRIES N.V.

Date: February 12, 2013		/S/ JAMES L. GALLOGLY
	Name:	James L. Gallogly
	Title:	Sole Member of the Management Board

Signature	Title	Date

/S/ JAMES L. GALLOGLY James L. Gallogly	Chief Executive Officer and Sole Member of the Management Board (Principal Executive Officer)	February 12, 2013

/S/ KARYN F. OVELMEN Karyn F. Ovelmen	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 12, 2013

/S/ WENDY JOHNSON Wendy Johnson	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 12, 2013

/S/ JACQUES AIGRAIN Jacques Aigrain	Director	February 12, 2013

/S/ JAGJEET S. BINDRA Jagjeet S. Bindra	Director	February 12, 2013

/S/ ROBIN BUCHANAN Robin Buchanan	Director	February 12, 2013

/S/ MILTON CARROLL Milton Carroll	Director	February 12, 2013

/S/ STEPHEN F. COOPER Stephen F. Cooper	Director	February 12, 2013

/S/ ROBERT G. GWIN Robert G. Gwin	Director	February 12, 2013

Joshua J. Harris	Director	February 12, 2013

Scott M. Kleinman	Director	February 12, 2013

/S/ MARVIN O. SCHLANGER Marvin O. Schlanger	Chairman of the Supervisory Board and Director	February 12, 2013

Signature	Title	Date

/S/ BRUCE A. SMITH Bruce A. Smith	Director	February 12, 2013

/S/ RUDY M.J. VAN DER MEER Rudy M.J. van der Meer	Director	February 12, 2013

Exhibit Index

Exhibit Number	Description
2	Third Amended and Restated Joint Chapter 11 Plan of Reorganization for the LyondellBasell Debtors, dated as of March 12, 2010 (incorporated by reference to Exhibit 2.1 to Form 10 dated April 28, 2010)

3	Amended and Restated Articles of Association of LyondellBasell Industries N.V., dated as of May 27, 2011 (incorporated by reference to the Registrant’s Registration Statement on Form S-4 (File No. 333-175077) as filed on June 22, 2011)

4.1	Specimen certificate for Class A ordinary shares, par value €0.04 per share, of LyondellBasell Industries N.V. (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to Form 10 dated July 26, 2010)

4.2	Nomination Agreement between LeverageSource (Delaware), LLC and LyondellBasell Industries N.V., dated as of April 30, 2010 (incorporated by reference to Exhibit 4.3 to Amendment No. 2 to Form 10 dated July 26, 2010)

4.3	Nomination Agreement between AI International Chemicals S.à.r.l. and LyondellBasell Industries N.V., dated as of April 30, 2010 (incorporated by reference to Exhibit 4.5 to Amendment No. 2 to Form 10 dated July 26, 2010)

4.4	Registration Rights Agreement by and among LyondellBasell Industries N.V. and the Holders (as defined therein), dated as of April 30, 2010 (incorporated by reference to Exhibit 4.7 to Amendment No. 2 to Form 10 dated July 26, 2010)

4.5	Indenture relating to 6.0% Senior Notes due 2021, among the Company, as issuer, each of the Guarantors named therein, as guarantors, Wells Fargo National Association, as trustee, registrar and paying agent, dated as of November 14, 2011 (including form of 6.0% Senior Note due 2021 (incorporated by reference to Exhibit 4.1 to Form 8-K dated November 17, 2011)

4.6	Indenture relating to 5% Senior Notes due 2019 and 5.75% Senior Notes due 2024, among LyondellBasell Industries N.V., as issuer, each of the Guarantors named therein, as guarantors, Wells Fargo Bank, National Association, as trustee, registrar and paying agent, dated as of April 9, 2012 (including form of 5.000% Senior Note due 2019 and form of 5.750% Senior Note due 2024) (incorporated by reference to Exhibit 4.3 to Form 8-K dated April 10, 2012)

4.7	Warrant Agreement by and among LyondellBasell Industries N.V. and Computershare Inc. and Computershare Trust Company, N.A., dated as of April 30, 2010 (incorporated by reference to Exhibit 4.12 to Amendment No. 2 to Form 10 dated July 26, 2010)

10.1+	Employment agreement by and among James L. Gallogly, Lyondell Chemical Company and LyondellBasell AFGP, dated as of May 14, 2009 (incorporated by reference to Exhibit 10.1 to Form 10 dated April 28, 2010)

10.2+	Letter Agreement dated October 7, 2011 between Karyn F. Ovelmen and Lyondell Chemical Company (incorporated by reference to Exhibit 10.2 to Form 8-K dated October 11, 2011)

10.3+	Employment Agreement by and among Craig B. Glidden, Lyondell Chemical Company and LyondellBasell AFGP, dated as of August 5, 2009 (incorporated by reference to Exhibit 10.3 to Form 10 dated April 28, 2010)
10.4+	Employment Agreement by and among Kevin Brown, Lyondell Chemical Company and LyondellBasell AFGP, dated as of March 19, 2010 (incorporated by reference to Exhibit 10.4 to Form 10 dated April 28, 2010)

10.5+	Employment Agreement by and among Bhavesh V. Patel, Lyondell Chemical Company and LyondellBasell AFGP, dated as of March 19, 2010 (incorporated by reference to Exhibit 10.5 to Form 10 dated April 28, 2010)

Exhibit Number	Description
10.6+	Employment Agreement, dated as of June 2, 2011 by and among Lyondell Chemical Company and Tim Roberts (incorporated by reference to Exhibit 10.8 to Form 10-K dated February 29, 2012)

10.7+	LyondellBasell Industries N.V. Short-Term Incentive Plan (incorporated by reference to Exhibit 10.11 to Amendment No. 2 to Form 10 dated July 26, 2010)

10.8+	LyondellBasell Industries N.V. Medium Term Incentive Plan (incorporated by reference to Exhibit 10.12 to Form 10 dated April 28, 2010)

10.9+	LyondellBasell Industries 2010 Long-Term Incentive Plan (incorporated by reference to Appendix A to the Registrant’s definitive proxy statement filed on March 29, 2012)

10.10+	LyondellBasell U.S. Senior Management Deferral Plan dated March 1, 2012 (incorporated by reference to Exhibit 10.1 to Form 8-K dated March 1, 2012)

10.11+	Form of Officer and Director Indemnification Agreement (incorporated by reference to Exhibit 10.14 to Amendment No. 2 to Form 10 dated July 26, 2010)

10.12+*	Form of Non-Qualified Stock Option Award Agreement

10.13+*	Form of Restricted Stock Unit Award Agreement

10.14+	Form of Stock Appreciation Right Award Agreement (incorporated by reference to Exhibit 10.18 to Amendment No. 2 to Form 10 dated July 26, 2010)

10.15+	Form of Qualified Performance Award Agreement (incorporated by reference to Form 10-K dated February 29, 2012)

10.16	Credit Agreement, dated May 4, 2012, among LyondellBasell Industries N.V. and LYB Americas Finance Company, as Borrowers, the Lenders, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Deutsche Bank Securities Inc., as Syndication Agent and the other parties thereto (incorporated by reference to Exhibit 10.1 to Form 8-K dated May 7, 2012)

10.17	Receivables Purchase Agreement, dated September 11, 2012, by and among Lyondell Chemical Company, as initial servicer, and LYB Receivables LLC, a bankruptcy-remote special purpose entity that is a wholly owned subsidiary of the Company, PNC National Association, as Administrator and LC Bank, certain conduit purchasers, committed purchasers, LC participants and purchaser agents that are parties thereto from time to time (incorporated by reference to Exhibit 10.1 to Form 8-K dated September 14, 2012)

10.18	Purchase and Sale Agreement, dated September 11, 2012, by and among Lyondell Chemical Company, Equistar Chemicals, LP and LyondellBasell Acetyls, LLC, the other originators from time to time parties thereto, Lyondell Chemical Company, as initial servicer and LYB Receivables LLC, a bankruptcy-remote special purpose entity that is a wholly owned subsidiary of the Company (incorporated by reference to Exhibit 10.2 to Form 8-K dated September 14, 2012)

10.19	Master Receivables Purchase Agreement dated May 4, 2010 among Basell Sales and Marketing Company B.V., Lyondell Chemie Nederland B.V., Basell Polyolefins Collections Limited, Citicorp Trustee Company Limited and Citibank, N.A., London Branch (incorporated by reference to Exhibit 10.23 to Amendment No. 2 to Form 10 dated July 26, 2010)

21*	List of subsidiaries of the registrant

23*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

Exhibit Number	Description
32*	Certifications pursuant to 18 U.S.C. Section 1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

+	Management contract or compensatory plan, contract or arrangement
*	Filed herewith.