Form 10-Q
period 2013-03-31
LyondellBasell Industries N.V.
filed 2013-04-26
CIK 1489393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ x] No [  ]

The registrant had 575,507,208 ordinary shares, €0.04 par value, outstanding at April 24, 2013 (excluding 2,922,957 treasury shares).

LYONDELLBASELL INDUSTRIES N.V.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
Millions of dollars, except earnings per share	2013	2012
Sales and other operating revenues:
Trade	$10,414	$11,447
Related parties	255	287

	10,669	11,734
Operating costs and expenses:
Cost of sales	9,153	10,532
Selling, general and administrative expenses	213	223
Research and development expenses	36	39

	9,402	10,794
Operating income	1,267	940
Interest expense	(71)	(99)
Interest income	2	4
Other income (expense), net	6	(1)

Income from continuing operations before equity investments, reorganization items and income taxes	1,204	844
Income from equity investments	59	46
Reorganization items	- -	5

Income from continuing operations before income taxes	1,263	895
Provision for income taxes	357	301

Income from continuing operations	906	594
Income (loss) from discontinued operations, net of tax	(6)	5

Net income	900	599
Net loss attributable to non-controlling interests	1	1

Net income attributable to the Company shareholders	$901	$600

Earnings per share:
Net income (loss) attributable to the Company shareholders —
Basic:
Continuing operations	$1.57	$1.03
Discontinued operations	(0.01)	0.01

	$1.56	$1.04

Diluted:
Continuing operations	$1.56	$1.03
Discontinued operations	(0.01)	0.01

	$1.55	$1.04

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
Millions of dollars	2013	2012
Net income	$900	$599
Other comprehensive income, net of tax –
Defined benefit pension and other postretirement plans:
Prior service cost arising during the period	(2)	1
Reclassification adjustment for amortization of prior service cost included in net income	1	- -
Reclassification adjustment for net actuarial loss included in net income	7	6

Defined benefit pension and other postretirement plans, before tax	6	7
Income tax expense	3	2

Defined benefit pension and other postretirement plans, net of tax	3	5

Foreign currency translations adjustment:
Unrealized net change arising during the period	(193)	203
Income tax benefit	(2)	(1)

Foreign currency translations, net of tax	(191)	204

Total other comprehensive income (loss)	(188)	209

Comprehensive income	712	808
Comprehensive loss attributable to non-controlling interest	1	1

Comprehensive income attributable to the Company shareholders	$713	$809

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED BALANCE SHEETS

Millions, except shares and par value data	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$2,879	$2,732
Restricted cash	6	5
Accounts receivable:
Trade, net	3,685	3,720
Related parties	193	184
Inventories	5,270	5,075
Prepaid expenses and other current assets	622	570

Total current assets	12,655	12,286
Property, plant and equipment, net	7,779	7,696
Investments and long-term receivables:
Investment in PO joint ventures	401	397
Equity investments	1,607	1,583
Other investments and long-term receivables	421	383
Goodwill	582	591
Intangible assets, net	999	1,038
Other assets	233	246

Total assets	$24,677	$24,220

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED BALANCE SHEETS

Millions, except shares and par value data	March 31, 2013	December 31, 2012
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$1	$1
Short-term debt	115	95
Accounts payable:
Trade	2,481	2,440
Related parties	736	845
Accrued liabilities	1,217	1,157
Deferred income taxes	557	558

Total current liabilities	5,107	5,096
Long-term debt	4,307	4,304
Other liabilities	2,306	2,327
Deferred income taxes	1,277	1,314
Commitments and contingencies
Stockholders’ equity:
Ordinary shares, €0.04 par value, 1,275 million shares authorized, 575,418,103 and 575,216,709 shares outstanding, respectively	31	31
Additional paid-in capital	10,367	10,351
Retained earnings	1,946	1,274
Accumulated other comprehensive loss	(599)	(411)
Treasury stock, at cost, 3,012,063 and 3,206,033 ordinary shares, respectively	(104)	(106)

Total Company share of stockholders’ equity	11,641	11,139
Non-controlling interests	39	40

Total equity	11,680	11,179

Total liabilities and equity	$24,677	$24,220

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
Millions of dollars	2013	2012
Cash flows from operating activities:
Net income	$900	$599
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	253	237
Asset impairments	- -	22
Equity investments –
Equity income	(59)	(46)
Distribution of earnings, net of tax	9	14
Deferred income taxes	8	153
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(22)	(374)
Inventories	(242)	346
Accounts payable	(17)	80
Contributions to pension plans	(26)	(10)
Income tax refunds	2	244
Prepaid expenses and other current assets	(115)	(274)
Other, net	108	(78)

Net cash provided by operating activities	799	913

Cash flows from investing activities:
Expenditures for property, plant and equipment	(391)	(228)
Restricted cash	(1)	44
Other	(16)	(1)

Net cash used in investing activities	(408)	(185)

Cash flows from financing activities:
Dividends paid	(229)	(143)
Other, net	(5)	3

Net cash used in financing activities	(234)	(140)

Effect of exchange rate changes on cash	(10)	17

Increase in cash and cash equivalents	147	605
Cash and cash equivalents at beginning of period	2,732	1,065

Cash and cash equivalents at end of period	$2,879	$1,670

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other	Total	Non-
	Ordinary Shares		Paid-in	Retained	Comprehensive	Stockholders’	Controlling
Millions of dollars	Issued	Treasury	Capital	Earnings	Loss	Equity	Interests
Balance, December 31, 2012	$31	$(106)	$10,351	$1,274	$(411)	$11,139	$40
Net income (loss)	- -	- -	- -	901	- -	901	(1)
Other comprehensive loss	- -	- -	- -	- -	(188)	(188)	- -
Share-based compensation	- -	2	16	- -	- -	18	- -
Cash dividends ($0.40 per share)	- -	- -	- -	(229)	- -	(229)	- -

Balance, March 31, 2013	$31	$(104)	$10,367	$1,946	$(599)	$11,641	$39

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

The accompanying consolidated financial statements are unaudited and have been prepared from the books and records of LyondellBasell N.V. in accordance with the instructions to Form 10-Q and Rule 10-1 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. In our opinion, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results for the entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the LyondellBasell Industries N.V. Annual Report on Form 10-K for the year ended December 31, 2012.

2.	Accounting and Reporting Changes

Recently Adopted Guidance

Disclosures about Offsetting Assets and Liabilities—In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, Disclosures about Offsetting Assets and Liabilities. This ASU requires entities to provide disclosures to reconcile differences in the offsetting requirements under U.S. GAAP and IFRS. The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position, as well as instruments similar to a master netting arrangement. In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. In January 2013, the FASB issued ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies the scope of the offsetting disclosures required by ASU 2011-11, which was effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Retrospective presentation for all comparative periods presented is required. The adoption of this amendment did not materially impact the presentation of our consolidated financial statements.

Comprehensive Income—In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component. In addition, an entity is required to present, either in the financial statements or in the accompanying footnotes, amounts reclassified out of AOCI by the respective line items of net income. For public entities, this ASU was effective for reporting periods beginning after December 15, 2012. See Note 15 for the disclosures required by this ASU.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	Discontinued Operations

The amounts included in Income (loss) from discontinued operations of the Berre refinery are summarized as follows:

	Three Months Ended March 31,
Millions of dollars	2013	2012
Sales and other operating revenues	$5	$145

Income (loss) from discontinued operations before income taxes	$(6)	$6
Provision for income taxes	- -	1

Income (loss) from discontinued operations, net of tax	$(6)	$5

Income (loss) from discontinued operations for the three months ended March 31, 2012 includes a $42 million benefit related to the liquidation of LIFO-valued inventory.

The following table summarizes the assets and liabilities of the Berre refinery that are included in the Consolidated Balance Sheets. These amounts were derived from historical financial information and adjusted to exclude intercompany receivables and payables between the Berre refinery and other subsidiaries of the Company.

Millions of dollars	March 31, 2013	December 31, 2012
Current assets related to discontinued operations:
Accounts receivable trade, net	$6	$16
Inventories	27	34
Prepaid expenses and other current assets	5	- -

Total current assets related to discontinued operations	$38	$50

Current liabilities related to discontinued operations:
Accounts payable trade	$12	$19
Accrued liabilities	13	21

Total current liabilities related to discontinued operations	$25	$40

Long-term liabilities related to discontinued operations:
Other liabilities	$44	$48

Total long-term liabilities related to discontinued operations	$44	$48

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

The following table summarizes the changes in the accrual for the social plan for employees affected by the closure of the Berre refinery.

	Three Months Ended March 31,
Millions of dollars	2013	2012
Balance - January 1	$59	$130
Accretion expense	2	- -
Cash payments	(10)	- -
Effect of exchange rate changes	(2)	1

Balance - March 31	$49	$131

4.	Accounts Receivable

Our allowance for doubtful accounts receivable, which is reflected in the Consolidated Balance Sheets as a reduction of accounts receivable, totaled $34 million and $29 million at March 31, 2013 and December 31, 2012, respectively.

5.	Inventories

Inventories consisted of the following components:

Millions of dollars	March 31, 2013	December 31, 2012
Finished goods	$3,242	$3,194
Work-in-process	272	266
Raw materials and supplies	1,756	1,615

Total inventories	$5,270	$5,075

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	Property, Plant and Equipment and Intangible Assets

The components of property, plant and equipment, at cost, and the related accumulated depreciation were as follows:

Millions of dollars	March 31, 2013	December 31, 2012
Land	$300	$304
Manufacturing facilities and equipment	8,420	8,335
Construction in progress	1,146	987

Total property, plant and equipment	9,866	9,626
Less accumulated depreciation	(2,087)	(1,930)

Property, plant and equipment, net	$7,779	$7,696

Depreciation and amortization expense is summarized as follows:

	Three Months Ended March 31,
Millions of dollars	2013	2012
Property, plant and equipment	$210	$194
Investment in PO joint ventures	8	7
Emission allowances	17	17
Various contracts	11	10
In-process research and development costs	2	5
Software costs	4	4
Other	1	- -

Total depreciation and amortization	$253	$237

Asset Retirement Obligations—The liabilities recognized for all asset retirement obligations were $106 million for each of the periods ended March 31, 2013 and December 31, 2012.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	Investment in PO Joint Ventures

Changes in our investment in the U.S. and European PO joint ventures for 2013 and 2012 are summarized below:

Millions of dollars	U.S. PO Joint Venture	European PO Joint Venture	Total PO Joint Ventures
Investments in PO joint ventures - January 1, 2013	$262	$135	$397
Cash contributions	7	9	16
Depreciation and amortization	(6)	(2)	(8)
Effect of exchange rate changes	- -	(4)	(4)

Investments in PO joint ventures - March 31, 2013	$263	$138	$401

Investments in PO joint ventures - January 1, 2012	$274	$138	$412
Cash contributions	1	5	6
Depreciation and amortization	(5)	(2)	(7)
Effect of exchange rate changes	- -	4	4

Investments in PO joint ventures - March 31, 2012	$270	$145	$415

8.	Equity Investments

The changes in our equity investments were as follows:

	Three Months Ended March 31,
Millions of dollars	2013	2012
Beginning balance	$1,583	$1,559
Income from equity investments	59	46
Dividends received, gross	(10)	(14)
Currency exchange effects	(25)	18
Other	- -	(4)

Ending balance	$1,607	$1,605

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized income statement information and our share for the periods for which the respective Equity investments were accounted for under the equity method is set forth below:

	Three Months Ended March 31,
	2013		2012
Millions of dollars	100%	Company Share	100%	Company Share
Revenues	$2,864	$919	$2,457	$908
Cost of sales	(2,476)	(809)	(2,189)	(821)

Gross profit	388	110	268	87
Net operating expenses	(75)	(25)	(74)	(21)

Operating income	313	85	194	66
Interest expense	(63)	(16)	(57)	(16)
Foreign currency translation	2	- -	5	4
Other income	2	1	7	2

Income before income taxes	254	70	149	56
Provision for income taxes	40	11	34	10

Net income	$214	$59	$115	$46

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.	Debt

Long-term loans, notes and other long-term debt to unrelated parties consisted of the following:

Millions of dollars	March 31, 2013	December 31, 2012
Senior Notes due 2019, $2,000 million, 5.0%	2,000	2,000
Senior Notes due 2021, $1,000 million, 6.0%	1,000	1,000
Senior Notes due 2024, $1,000 million, 5.75%	1,000	1,000
Guaranteed Notes due 2027, $300 million, 8.1%	300	300
Other	8	5

Total	4,308	4,305
Less current maturities	(1)	(1)

Long-term debt	$4,307	$4,304

Short-term loans, notes, and other short-term debt to unrelated parties consisted of the following:

Millions of dollars	March 31, 2013		December 31, 2012
$2,000 million Senior Revolving Credit Facility	$	- -	$	- -
$1,000 million U.S. Receivables Securitization Facility		- -		- -
€450 million European Receivables Securitization Facility		- -		- -
Financial payables to equity investees		9		9
Precious metal financings		106		74
Other		- -		12

Total short-term debt		$115		$95

Amortization of debt issuance costs in each of the three month periods ended March 31, 2013 and 2012 resulted in amortization expense of $6 million, which is included in interest expense in the Consolidated Statements of Income.

U.S. Receivables Securitization Facility—Our U.S. accounts receivable securitization facility provides for up to $1,000 million of liquidity through the sale or contribution of trade receivables by certain of our U.S. subsidiaries to a wholly-owned, bankruptcy-remote subsidiary on an ongoing basis and without recourse. The bankruptcy-remote subsidiary may, at its option and subject to a borrowing base of eligible receivables, sell undivided interests in the pool of trade receivables to financial institutions participating in the facility. We retain responsibility for servicing the receivables. In the event of a liquidation, the bankruptcy-remote subsidiary’s assets will be used to satisfy the claims of its creditors prior to any assets or value in the bankruptcy-remote subsidiary becoming available to us. The facility also provides for the issuance of letters of credit up to $200 million. At March 31, 2013, availability under this facility was $1,000 million. There were no borrowings or letters of credit outstanding under the facility.

At March 31, 2013 and 2012, our weighted average interest rates on outstanding short-term debt were 0.1% and 2.9%, respectively.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.	Financial Instruments

Cash Concentration—Our cash equivalents are placed in high-quality commercial paper, money market funds and time deposits with major international banks and financial institutions.

Market Risks—We are exposed to market risks, such as changes in commodity pricing, currency exchange rates and interest rates. To manage the volatility related to these exposures, we selectively enter into derivative transactions pursuant to our risk management policies. Since the duration of our derivative contracts are typically short, we have chosen not to elect hedge accounting, and therefore, changes in the fair value of these instruments are recorded in earnings.

Commodity Prices—We are exposed to commodity price volatility related to anticipated purchases of natural gas, crude oil and other raw materials and sales of our products. We selectively use over-the counter commodity swaps, options and exchange traded futures contracts with various terms to manage the volatility related to these risks. Such contracts are generally limited to durations of one year or less.

Foreign Currency Rates—We have significant operations in numerous countries. The functional currencies of our consolidated subsidiaries through which we operate are primarily the U.S. dollar and the Euro. We enter into transactions denominated in currencies other than our designated functional currencies. As a result, we are exposed to foreign currency risk on receivables and payables. We maintain risk management control policies intended to monitor foreign currency risk attributable to both the outstanding foreign currency balances and future commitments. These control policies involve the centralization of foreign currency exposure management, the offsetting of exposures and the estimating of expected impacts of changes in foreign currency rates on our earnings. We enter into foreign currency forward contracts to reduce the effects of our net currency exchange exposures. At March 31, 2013, foreign currency forward contracts in the notional amount of $1,215 million, maturing in April 2013 through June 2013, were outstanding.

Foreign Currency Gain (Loss)—Other income (expense), net, in the Consolidated Statements of Income reflected gains of $4 million and $2 million for the three months ended March 31, 2013 and 2012, respectively, related to changes in currency exchange rates.

Warrants—We had warrants outstanding to purchase 13,156 ordinary shares as of March 31, 2013 and 20,580 ordinary shares as of December 31, 2012 at an exercise price of $13.06 per share. The fair values of the warrants were determined to be $1 million at March 31, 2013 and at December 31, 2012.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivatives—The following table summarizes financial instruments outstanding as of March 31, 2013 and December 31, 2012 that are measured at fair value on a recurring basis. Refer to Note 11, Fair Value Measurement, for additional information regarding the fair value of derivative financial instruments.

		March 31, 2013				December 31, 2012
Millions of dollars	Balance Sheet Classification	Notional Amount		Fair Value		Notional Amount	Fair Value
Assets–
Derivatives:
Commodities	Prepaid expenses and other current assets	$	- -	$	- -	$134	$6
Embedded derivatives	Prepaid expenses and other current assets		106		8	59	5
Foreign currency	Prepaid expenses and other current assets		219		- -	772	9

			$325		$8	$965	$20

Liabilities–
Derivatives:
Commodities	Accrued liabilities		$280		$4	$94	$7
Warrants	Accrued liabilities		- -		1	- -	1
Foreign currency	Accrued liabilities		996		23	192	1

			$1,276		$28	$286	$9

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the pretax effect of derivative instruments charged directly to income:

	Effect of Financial Instruments
	Three Months Ended March 31, 2013
Millions of dollars	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI to Income		Additional Gain (Loss) Recognized in Income	Income Statement Classification
Derivatives not designated as hedges:
Commodities	$	- -	$	- -	$(8)	Cost of sales
Embedded derivatives		- -		- -	3	Cost of sales
Foreign currency		- -		- -	5	Other income
						(expense), net

	$	- -	$	- -	$ - -

	Three Months Ended March 31, 2012
Millions of dollars	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI to Income		Additional Gain (Loss) Recognized in Income	Income Statement Classification
Derivatives not designated as hedges:
Commodities	$	- -	$	- -	$9	Cost of sales
Warrants		- -		- -	(10)	Other income
						(expense), net
Foreign currency		- -		- -	23	Other income
						(expense), net

	$	- -	$	- -	$22

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Fair Value Measurement

The following table presents the derivative financial instruments outstanding as of March 31, 2013 and December 31, 2012 that are measured at fair value on a recurring basis.

	March 31, 2013
Millions of dollars	Fair Value	Level 1	Level 2		Level 3
Assets–
Derivatives:
Embedded derivatives	$8	$--		$8	$	- -

	$8	$--		$8	$	- -

Liabilities–
Derivatives:
Commodities	$4	$4	$	- -	$	- -
Warrants	1	- -		1		- -
Foreign currency	23	- -		23		- -

	$28	$4		$24	$	- -

	December 31, 2012
	Fair Value	Level 1	Level 2		Level 3
Assets–
Derivatives:
Commodities	$6	$1		$5	$	- -
Embedded derivatives	5	- -		5		- -
Foreign currency	9	- -		9		- -

	$20	$1		$19	$	- -

Liabilities–
Derivatives:
Commodities	$7	$7	$	- -	$	- -
Warrants	1	- -		1		- -
Foreign currency	1	- -		1		- -

	$9	$7		$2	$	- -

There were no derivative financial instruments measured on a recurring basis using Level 3 inputs during the three months ended March 31, 2013 and the year ended December 31, 2012.

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2013 and the year ended December 31, 2012.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the carrying value and estimated fair value of our non-derivative financial instruments as of March 31, 2013 and December 31, 2012. Short-term and long-term debt are recorded at amortized cost in the Consolidated Balance Sheets. The carrying and fair values of short-term and long-term debt exclude capital leases.

	March 31, 2013
Millions of dollars	Carrying Value	Fair Value	Level 1		Level 2	Level 3
Short-term debt	$115	$108	$	- -	$99	$9
Long-term debt	4,303	5,032		- -	5,029	3

Short-term and long-term debt, including current maturities	$4,418	$5,140	$	- -	$5,128	$12

	December 31, 2012
Millions of dollars	Carrying Value	Fair Value	Level 1		Level 2	Level 3
Short-term debt	$95	$95	$	- -	$74	$21
Long-term debt	4,300	4,935		- -	4,935	- -

Short-term and long-term debt, including current maturities	$4,395	$5,030	$	- -	$5,009	$21

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

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Pension and Other Post-retirement Benefits

Net periodic pension benefits included the following cost components for the three months ended March 31:

	2013		2012
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$12	$18	$12	$11
Interest cost	20	10	20	12
Expected return on plan assets	(34)	(5)	(30)	(6)
Curtailments and settlements loss	- -	2	- -	- -
Prior service cost amortization	- -	1	- -	- -
Actuarial and investment loss amortization	6	- -	5	1

Net periodic pension benefit costs	$4	$26	$7	$18

Net periodic other post-retirement benefits included the following cost components for the three months ended March 31:

	2013			2012
Millions of dollars	U.S.	Non-U.S.		U.S.	Non-U.S.
Service cost	$1	$	- -	$1	$1
Interest cost	3		1	3	- -
Actuarial loss amortization	1		- -	1	- -

Net periodic benefit costs	$5		$1	$5	$1

13. Income Taxes

Our effective income tax rate for the first quarter of 2013 was 28.3% compared with 33.6% for the first quarter of 2012. Our effective tax rate fluctuates based on, among other factors, pretax income in countries with varying statutory tax rates, the U.S. domestic production activity deduction, change in valuation allowance and changes in unrecognized tax benefits. Compared with the first quarter of 2012, the effective tax rate for the first quarter of 2013 was lower primarily due to favorable permanent adjustments related to the U.S. domestic production activity deduction and foreign exchange gains and losses, which were partially offset by an increase in earnings in jurisdictions with higher statutory tax rates.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Environmental Remediation—Our accrued liability for future environmental remediation costs at current and former plant sites and other remediation sites totaled $123 million and $126 million as of March 31, 2013 and December 31, 2012, respectively. At March 31, 2013, the accrued liabilities for individual sites range from less than $1 million to $22 million. The remediation expenditures are expected to occur over a number of years, and not to be concentrated in any single year. In our opinion, it is reasonably possible that losses in excess of the liabilities recorded may have been incurred. However, we cannot estimate any amount or range of such possible additional losses. New information about sites, new technology or future developments such as involvement in investigations by regulatory agencies, could require us to reassess our potential exposure related to environmental matters.

The following table summarizes the activity in our accrued environmental liability included in “Accrued liabilities” and “Other liabilities”:

	Three Months Ended March 31,
Millions of dollars	2013	2012
Balance at beginning of period	$126	$120
Additional provisions	- -	12
Amounts paid	(1)	(3)
Foreign exchange effects	(2)	3

Balance at end of period	$123	$132

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

The Access affiliates have also demanded $100 million in management fees under a 2007 management agreement between an Access affiliate and the predecessor of LyondellBasell AF, as well as other unspecified amounts relating to advice purportedly given in connection with financing and other strategic transactions. In June 2009, an Access affiliate filed a proof of claim in Bankruptcy Court against LyondellBasell AF seeking “no less than” $723,000 for amounts allegedly owed under the 2007 management agreement. In April 2011, Lyondell Chemical filed an objection to the claim and brought a declaratory judgment action for a determination that the demands are not valid. The declaratory judgment action is stayed pending the outcome of the Weisfelner lawsuit.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We do not believe that the 2007 management agreement is in effect or that the Company or any Company-affiliated entity owes any obligations under the management agreement, including for management fees or for indemnification. We intend to vigorously defend our position in any proceedings and against any claims or demands that may be asserted.

We cannot at this time estimate the reasonably possible loss or range of loss that may be incurred in the Weisfelner lawsuit; therefore, we cannot estimate the loss that may be sought by way of indemnity.

Indemnification—We are parties to various indemnification arrangements, including arrangements entered into in connection with acquisitions, divestitures and the formation of joint ventures. Pursuant to these arrangements, we provide indemnification to and/or receive indemnification from other parties in connection with liabilities that may arise in connection with the transactions and in connection with activities prior to completion of the transactions. These indemnification arrangements typically include provisions pertaining to third party claims relating to environmental and tax matters and various types of litigation. As of March 31, 2013, we had not accrued any significant amounts for our indemnification obligations, and we are not aware of other circumstances that would likely lead to significant future indemnification obligations. We cannot determine with certainty the potential amount of future payments under the indemnification arrangements until events arise that would trigger a liability under the arrangements.

In addition, at the time of Basell’s formation in 2005, Basell entered into agreements with Shell and BASF whereby they agreed to indemnify Basell and its successors (including the Company) for a significant portion of the potential obligations that could arise with respect to costs relating to contamination at various sites. These indemnity obligations are currently in dispute. Also, the agreements involving the purchase of the Berre cracker and Berre refinery include similar indemnities from Shell to Basell and its successors. These indemnity obligations are also currently in dispute.

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

Dividend distribution—On March 18, 2013 we paid a cash dividend of $0.40 per share for an aggregate of $229 million to shareholders of record on February 25, 2013.

Ordinary shares—The changes in the outstanding amounts of ordinary shares issued were as follows:

	Three Months Ended March 31,
	2013	2012
Ordinary shares outstanding:
Balance at beginning of period	575,216,709	573,390,514
Share-based compensation	189,957	478,719
Warrants exercised	5,816	598,023
Employee stock purchase plan	5,621	- -

Balance at end of period	575,418,103	574,467,256

Ordinary shares held as treasury shares:
Balance at beginning of period	3,206,033	4,051,013
Warrants exercised	1,608	263,056
Share-based compensation	(189,957)	(478,719)
Employee stock purchase plan	(5,621)	- -

Balance at end of period	3,012,063	3,835,350

Ordinary shares issued at end of period	578,430,166	578,302,606

Accumulated Other Comprehensive Loss—The components of, and after-tax changes in, Accumulated other comprehensive income (loss) as of and for the three months ended March 31, 2013 and 2012 are presented in the following table:

Millions of dollars	Defined Benefit Pension and Other Postretirement Benefit Plans	Foreign Currency Translations Adjustment	Total
Balance – January 1, 2013	$(422)	$11	$(411)
Other comprehensive loss before reclassifications	(2)	(191)	(193)
Amounts reclassified from accumulated other comprehensive loss	5	- -	5

Net other comprehensive income (loss)	3	(191)	(188)

Balance – March 31, 2013	$(419)	$(180)	$(599)

Balance – January 1, 2012	$(303)	$(124)	$(427)
Other comprehensive income before reclassifications	1	204	205
Amounts reclassified from accumulated other comprehensive loss	4	- -	4

Net other comprehensive income	5	204	209

Balance – March 31, 2012	$(298)	$80	$(218)

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amounts reclassified out of each component of accumulated other comprehensive income for the three months ended March 31, 2013 were as follows:

Millions of dollars	Amount Reclassified from Accumulated Other Comprehensive Income	Affected line item on the Consolidated Statements of Income
Amortization of defined benefit pension and other postretirement plan items:
Prior service cost	$1	(a)
Actuarial loss	7	(a)

Defined benefit pension and other postretirement benefit plans reclassifications, before tax	8
Income tax expense	3	Provision for income taxes

Defined benefit pension and other postretirement benefit plans reclassifications, net of tax	$5

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension and other postretirement benefit costs (see Note 12).

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.	Per Share Data

Basic earnings per share are based upon the weighted average number of shares of common stock outstanding during the periods. Diluted earnings per share includes the effect of certain stock option awards and other equity-based compensation awards. We have unvested restricted stock and restricted stock units that are considered participating securities for earnings per share.

Earnings per share data and dividends declared per share of common stock were as follows:

	Three Months Ended March 31,
	2013			2012
Millions of dollars	Continuing Operations	Discontinued Operations		Continuing Operations	Discontinued Operations
Net income (loss)	$906		$(6)	$594		$5
Less: net loss attributable to non-controlling interests	1		- -	1		- -

Net income (loss) attributable to the Company shareholders	907		(6)	595		5
Net income attributable to participating securities	(3)		- -	(3)		- -

Net income (loss) attributable to ordinary shareholders – basic and diluted	$904		$(6)	$592		$5

Millions of shares
Basic weighted average common stock outstanding	574		574	572		572
Effect of dilutive securities:
Stock options	4		4	3		3

Potential dilutive shares	578		578	575		575

Earnings (loss) per share:
Basic	$1.57		$(0.01)	$1.03		$0.01

Diluted	$1.56		$(0.01)	$1.03		$0.01

Millions of shares
Participating securities	2.7		2.7	3.7		3.7

Dividends declared per share of common stock	$0.40	$	- -	$0.25	$	- -

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.	Segment and Related Information

We operate in five business segments.

•	Olefins and Polyolefins–Americas (“O&P–Americas”). Our O&P–Americas segment produces and markets olefins, including ethylene and ethylene co-products, and polyolefins.

•

Olefins and Polyolefins–Europe, Asia and International (“O&P–EAI”). Our O&P–EAI segment produces and markets olefins, including ethylene and ethylene co-products, polyolefins, and polypropylene compounds.

•

Intermediates and Derivatives (“I&D”). Our I&D segment produces and markets propylene oxide (“PO”) and its co-products and derivatives, acetyls, ethanol, ethylene oxide (“EO”) and its derivatives, and oxygenated fuels, or oxyfuels.

•	Refining. Our Refining segment refines heavy, high-sulfur crude oil on the U.S. Gulf Coast.

•	Technology. Our Technology segment develops and licenses chemical and polyolefin process technologies and manufactures and sells polyolefin catalysts.

Summarized financial information concerning reportable segments is shown in the following table for the periods presented:

	Three Months Ended March 31, 2013
	O&P–	O&P–
Millions of dollars	Americas	EAI	I&D	Refining	Technology	Other		Total
Sales and other operating revenues:
Customers	$2,300	$3,735	$2,239	$2,290	$105	$	- -	$10,669
Intersegment	944	65	43	178	29		(1,259)	- -

	3,244	3,800	2,282	2,468	134		(1,259)	10,669

Operating income (loss)	821	93	323	(17)	50		(3)	1,267
Income from equity investments	4	54	1	- -	- -		- -	59

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended March 31, 2012
	O&P–	O&P–
Millions of dollars	Americas	EAI	I&D	Refining	Technology	Other	Total
Sales and other operating revenues:
Customers	$2,403	$3,786	$2,401	$3,048	$89	$7	$11,734
Intersegment	946	112	84	155	30	(1,327)	- -

	3,349	3,898	2,485	3,203	119	(1,320)	11,734

Operating income	519	3	370	10	38	- -	940
Income from equity investments	6	40	- -	- -	- -	- -	46

Sales and other operating revenues and operating income in the “Other” column above include elimination of intersegment transactions.

In the first quarter of 2012, operating results for our O&P–Americas segment included a $41 million charge related to the interim liquidation of LIFO inventory. Inventory levels, which were increased in the fourth quarter 2011 in preparation for a turnaround at our Channelview, Texas facility, decreased during the first quarter 2012 following the commencement of the turnaround. In addition, first quarter 2012 operating results for our O&P–EAI segment included a $22 million impairment charge related to damage sustained at our LDPE plant in Wesseling, Germany resulting from an explosion in a reactor bay.

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

References to industry benchmark prices or costs, including the weighted average cost of ethylene production, are generally to industry prices and costs from third party consulting data. References to industry benchmarks for refining and oxyfuels market margins are to industry prices reported by Platts, a reporting service of The McGraw-Hill Companies. References to industry benchmark prices for crude oil and natural gas are to Bloomberg.

OVERVIEW

Our performance is driven by, among other things, global economic conditions generally and their impact on demand for our products, raw material and energy prices, as well as industry-specific issues, such as production capacity. Our businesses are generally subject to the cyclicality and volatility seen in the chemicals and refining industries.

Our first quarter 2013 results demonstrate our focus on continuous strong financial and operational performance despite challenging economic conditions outside of the United States. Our focus on safe, reliable operations, cost reductions and disciplined growth remains steadfast as we commence several growth projects. We believe this strategy allows us to generate solid results even while facing challenges due to external factors. Significant items that affected our results during the first quarter 2013 include:

•	Strong U.S. ethylene margins, which benefited from the continued abundance of low cost, natural gas liquids (“NGLs”) supply;

•	Lower average cost of raw materials in Europe relative to the first quarter 2012, which led to improved olefins margins, despite continued weak economic conditions in the region; and

•	Lower crude processing rates at our Houston refinery due to planned and unplanned maintenance.

Other noteworthy items since the beginning of the year include the following:

•	Our credit rating was raised to investment grade by Standard & Poors;

•	We commenced construction of an ethylene expansion of our La Porte, Texas facility and the restart of a methanol plant in Channelview, Texas;

•	We paid an interim dividend of $0.40 per share on March 18, 2013 to shareholders of record on February 25, 2013; and

•	In April 2013, we amended and restated our €450 million European Accounts Receivable Securitization facility to obtain more favorable terms and conditions and to extend the date of maturity.

Results of operations for the periods discussed are presented in the table below.

	Three Months Ended March 31,
Millions of dollars	2013	2012
Sales and other operating revenues	$10,669	$11,734
Cost of sales	9,153	10,532
Selling, general and administrative expenses	213	223
Research and development expenses	36	39

Operating income	1,267	940
Interest expense	(71)	(99)
Interest income	2	4
Other income (expense), net	6	(1)
Income from equity investments	59	46
Reorganization items	- -	5
Provision for income taxes	357	301

Income from continuing operations	906	594
Income (loss) from discontinued operations, net of tax	(6)	5

Net income	$900	$599

RESULTS OF OPERATIONS

Revenues—Revenues decreased by $1,065 million, or 9%, in the first quarter of 2013 compared to the first quarter of 2012. Lower sales volumes were responsible for substantially all of the decrease in revenues in the first quarter of 2013. With the exception of North American olefins, sales volumes in the first quarter of 2013 were lower than the levels seen in the first quarter 2012. Weak economic conditions in Europe, turnaround activities at our Houston refinery and Bayport, Texas EO/EG facility, and a scheduled outage by a third party provider of certain feedstock for acetyls contributed to the reduced level of sales volumes in the first quarter of 2013.

Cost of Sales—Cost of sales in the first quarter 2013 decreased by $1,379 million compared to the same period in 2012. The lower prices of crude oil, NGL-based raw materials, particularly ethane and propane, and other raw materials in the first quarter of 2013 contributed to decreases in cost of sales across all segments, except Technology.

Operating Income—The increase in operating income in the first quarter of 2013 primarily reflects strong olefins margins in our O&P–Americas segment and improved olefins margins in our O&P–EAI segment. These increases were offset in part by lower Refining results and lower I&D segment results for oxyfuels, PO and derivatives and EO and derivatives. Results for our Technology segment benefited from higher licensing revenues in the first quarter 2013 compared to the same period in 2012. Results for each of our business segments are reviewed further in the “Segment Analysis” section below.

Interest Expense—Interest expense decreased $28 million in the first quarter of 2013 compared to the first quarter of 2012. This is due to the refinancing of most of our long-term debt to lower coupon notes which occurred in the second quarter of 2012.

Income from Equity Investments—Income from equity investments increased $13 million in the first quarter of 2013, compared to the first quarter of 2012. These increases were mainly due to the higher operating results of our joint ventures in the Middle East and Asia in the first quarter of 2013 compared to 2012, which were driven by higher sales volumes and higher margins. Turnaround activities at our Al Waha joint venture that led to an increase in operating rates and enhanced reliability during 2012 also contributed to the improved operating results in the first quarter of 2013. First quarter 2012 results were negatively affected by planned maintenance activities at our HMC joint venture and unplanned outages at our Al Waha joint venture.

Income Tax—Our effective income tax rate for the first quarter of 2013 was 28.3% compared with 33.6% for the first quarter of 2012. Our effective tax rate fluctuates based on, among other factors, pretax income in countries with varying statutory tax rates, the U.S. domestic production activity deduction, change in valuation allowance and changes in unrecognized tax benefits. Compared with the first quarter of 2012, the effective tax rate for the first quarter of 2013 was lower primarily due to favorable permanent adjustments related to the U.S. domestic production activity deduction and foreign exchange gains and losses, which were partially offset by an increase in earnings in jurisdictions with higher statutory tax rates.

Comprehensive Income—Comprehensive income decreased by $96 million in the first quarter of 2013 compared to the first quarter of 2012. The decrease mainly reflected foreign currency translation adjustments, partially offset by an increase in net income. The predominant local currency of our operations outside of the United States is the Euro, which has decreased relative to the value of the U.S. dollar.

Segment Analysis

Our continuing operations are divided into five reportable segments: O&P–Americas; O&P–EAI; I&D; Refining; and Technology.

	Three Months Ended
	March 31,
Millions of dollars	2013	2012
Sales and other operating revenues:
O&P–Americas segment	$3,244	$3,349
O&P–EAI segment	3,800	3,898
I&D segment	2,282	2,485
Refining segment	2,468	3,203
Technology segment	134	119
Other, including intersegment eliminations	(1,259)	(1,320)

Total	$10,669	$11,734

Operating income (loss):
O&P–Americas segment	$821	$519
O&P–EAI segment	93	3
I&D segment	323	370
Refining segment	(17)	10
Technology segment	50	38
Other, including intersegment eliminations	(3)	- -

Total	$1,267	$940

Income from equity investments:
O&P–Americas segment	$4	$6
O&P–EAI segment	54	40
I&D segment	1	- -

Total	$59	$46

Olefins and Polyolefins—Americas Segment

Overview—The U.S. ethylene industry continues to benefit from processing NGLs. Ethylene produced from NGLs in North America is currently much lower in cost than that produced from crude oil-based liquids, which is the predominant feedstock used in the rest of the world.

Olefins results improved significantly in the first quarter of 2013 compared to the first quarter of 2012. The benefit of lower NGL-based raw material prices was slightly offset by lower average sales prices for ethylene. Higher sales volumes reflect increased ethylene production compared to the first quarter of 2012, which was impacted by turnaround activity at our Channelview, Texas site. Polyethylene results were relatively unchanged in the first quarter of 2013 compared to the first quarter of 2012, while lower polypropylene results reflect lower sales volumes in the first quarter of 2013.

Ethylene Raw Materials—Benchmark crude oil and natural gas prices generally have been indicators of the level and direction of the movement of raw material and energy costs for ethylene and its co-products in the O&P–Americas segment. Ethylene and its co-products are produced from two major raw material groups:

•	crude oil-based liquids (“liquids” or “heavy liquids”), including naphtha, condensates and gas oils, the prices which are generally related to crude oil prices; and

•	NGLs, principally ethane and propane, the prices of which are generally related to natural gas prices.

Although the prices of these raw materials are generally related to crude oil and natural gas prices, during specific periods, the relationships among these materials and to benchmarks may vary significantly. In the U.S., we have significant capability to change the mix of raw materials used in the production of ethylene and its co-products to take advantage of the relative costs of heavy liquids and NGLs.

Production economics for the industry have continued to favor NGLs throughout 2012 and into 2013. As a result, we further increased our use of NGLs and reduced liquids consumption at our U.S. plants. Approximately 87% of our U.S. ethylene production was produced from NGLs during the first quarter of 2013, compared to 82% during the first quarter of 2012. Based on current trends and assuming the price of crude oil remains at a high level relative to natural gas, we would expect production economics in the U.S. to continue to favor NGLs for the near and mid-term.

The following table shows the average U.S. benchmark prices for crude oil and natural gas for the applicable periods, as well as the U.S. benchmark sales prices for ethylene and propylene, which we produce and sell or consume internally. The table also shows the discounted U.S. benchmark sales prices for certain polyethylene and polypropylene products. The benchmark weighted average cost of ethylene production, which reflects credits for co-product sales, is based on a third party consultant’s estimated ratio of heavy liquid raw materials and NGLs used in U.S. ethylene production.

	Average Benchmark Price and Percent Change
	Versus Prior Year Period Average
	Three Months Ended
	March 31,
	2013	2012	Change
Crude oil, dollars per barrel:
WTI	94.4	103.0	(8)%
LLS	113.9	119.9	(5)%
Natural gas (Henry Hub), dollars per million BTUs	3.5	2.7	33%
United States, cents per pound:
Weighted average cost of ethylene production	13.8	28.5	(52)%
Ethylene	48.0	54.9	(13)%
Polyethylene (high density)	66.7	67.0	- -%
Propylene - polymer grade	73.5	67.2	9%
Polypropylene	88.0	81.2	8%

The following table sets forth the O&P–Americas segment’s sales and other operating revenues, operating income, income from equity investments and selected product sales volumes.

	Three Months Ended
	March 31,
Millions of dollars	2013	2012
Sales and other operating revenues	$3,244	$3,349
Operating income	821	519
Income from equity investments	4	6

Production volumes, in millions of pounds
Ethylene	2,337	1,988
Propylene	624	533
Sales volumes, in millions of pounds
Polyethylene	1,398	1,448
Polypropylene	648	735

Revenues—Revenues for our O&P–Americas segment decreased by $105 million, or 3%, in the first quarter of 2013 compared to first quarter of 2012. Lower average sales prices resulted in a 2% revenue decline in the first quarter of 2013 compared to the first quarter of 2012. Average sales prices for ethylene and polyethylene were lower in the first quarter of 2013 largely as a result of the lower costs of NGL feedstocks. Lower olefins and polyethylene prices more than offset higher average sales prices for polypropylene in the first quarter of 2013, which were due to the higher cost of the feedstock propylene. The remaining 1% decrease in revenues reflected higher olefins sales volumes, which were more than offset by lower polypropylene and polyethylene volumes. Increased production volumes and opportunistic spot sales as a result of competitor outages were largely responsible for the increase in olefins sales volumes over the first quarter 2012, which was impacted by a turnaround at our Channelview facility. The polypropylene volume decrease was largely due to operating issues at one of our plants and delays in customer purchases in response to the increasing cost of propylene.

Operating Income—Operating income for the O&P–Americas segment in the first quarter of 2013 increased by $302 million, compared to the first quarter of 2012, mainly due to higher olefins sales volumes and margins. The benefit to olefins margins from the lower costs of NGLs, ethane and propane, was offset in part by lower average sales prices. First quarter 2013 polyethylene results were relatively unchanged compared to the first quarter of 2012. Polypropylene results were lower largely due to the 12% decrease in volumes as compared to the first quarter of 2012.

Olefins and Polyolefins—Europe, Asia and International Segment

Overview—Weak market conditions in Europe, which were present throughout 2012 and the first quarter of 2013, are expected to continue. These market conditions, including a slowdown in the automotive industry in Europe, continue to negatively impact European demand for ethylene and polyolefins.

Higher first quarter 2013 operating results primarily reflected higher olefins margins, and to a lesser extent, higher polypropylene margins, compared to the first quarter of 2012. Lower average naphtha feedstock prices benefited olefins margins, while first quarter 2012 margins were compressed by steadily increasing naphtha prices. Polypropylene margins were higher in the first quarter of 2013 as higher average sales prices outpaced the increase in the cost of feedstock, propylene. Polypropylene (“PP”) compounding and polybutene-1 results were relatively unchanged in the first quarter of 2013 compared to the first quarter of 2012. First quarter 2012 operating results also included a charge for the impairment of a polyethylene plant after an explosion disabled the plant in January 2012.

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

	Average Benchmark Price and Percent Change Versus Prior Year Period Average
	Three Months Ended March 31,
	2013	2012	Change
Brent crude oil, dollars per barrel	112.6	118.3	(5)%
Western Europe benchmark prices, €0.01 per pound:
Weighted average cost of ethylene production	36.2	45.4	(20)%
Ethylene	58.6	55.1	6%
Polyethylene (high density)	61.2	58.6	4%
Propylene	50.6	50.1	1%
Polypropylene (homopolymer)	59.1	57.9	2%

Average exchange rate, $US per €	1.32	1.31	1%

The following table sets forth the O&P–EAI segment’s sales and other operating revenues, operating income, income from equity investments and selected product production and sales volumes. Production volumes are based on the actual production in the time period.

	Three Months Ended March 31,
Millions of dollars	2013	2012
Sales and other operating revenues	$3,800	$3,898
Operating income	93	3
Income from equity investments	54	40

Production volumes, in millions of pounds
Ethylene	912	947
Propylene	577	577
Sales volumes, in millions of pounds
Polyethylene	1,216	1,316
Polypropylene	1,584	1,541

Revenues—Revenues in the first quarter of 2013 decreased by $98 million, or 3%, compared to revenues in the first quarter of 2012. Lower sales volumes, which were responsible for a 4% decrease in revenues, reflect economic conditions in Europe that continue to be weak. The decrease was partially offset by higher average sales prices in the first quarter of 2013 due to favorable foreign exchange effects, which contributed a 1% increase in revenue.

Operating Income—Operating results for the O&P–EAI segment increased by $90 million in the first quarter of 2013 compared to the same period in 2012. Operating results for the first quarter of 2012 included a $22 million charge for impairment of assets related to damage of our LDPE plant in Wesseling, Germany that resulted from an explosion in a reactor bay and other costs associated with that event.

First quarter 2013 operating results benefited primarily from an improvement in olefins margins over those seen in the first quarter of 2012. Decreases in the naphtha feedstock price in the early part of the first quarter 2013 and again in the latter part of the quarter contributed to the improved margins compared to the first quarter of 2012, when naphtha prices steadily increased. This benefit was partially offset by lower butadiene margins. Weak demand for butadiene, largely stemming from the slowdown of the automotive industry in Europe, resulted in lower average sales prices in the first quarter of 2013 compared to the very strong first quarter of 2012. Higher polypropylene margins reflected higher average sales prices that outpaced the increase in the cost of feedstock, propylene. Excluding the impact of the impairment discussed above, first quarter 2013 results for the polyethylene business were relatively unchanged from those seen in the same 2012 period.

Intermediates and Derivatives Segment

Overview—Operating results for the first quarter of 2013 reflected lower earnings for oxyfuels, PO and derivatives and EO and derivatives compared to the same period in 2012, offset in part by higher styrene results. Oxyfuels results in the first quarter of 2013 reflect lower sales volumes, compared to the same period in 2012, due to fewer competitor outages and a lower gasoline to methyl tertiary butyl ether (“MTBE”) spread that was still strong compared to historical first quarter levels. The lower PO and derivative earnings were mainly in the butanediol (“BDO”) and solvents businesses. Weak economic conditions in Europe coupled with capacity additions in Asia negatively affected the first quarter 2013 results for BDO. Sales volumes, which were lower in the first quarter of 2013 than the strong levels seen in first quarter of 2012, contributed to the decrease in both the EO- and PO-based solvents earnings. The negative impact on EO and derivative results from turnaround activities in the first quarter 2013 was largely offset by improved ethylene glycol margins. Stronger markets due to supply constraints from industry outages in the first quarter 2013 led to higher styrene results.

The following table sets forth the I&D segment’s sales and other operating revenues, operating income, income from equity investments and selected product production and sales volumes. Production volumes are based on actual production in the time period. In addition, the table shows MTBE margins in Northwest Europe (“NWE”).

	Three Months Ended March 31,
Millions of dollars	2013	2012
Sales and other operating revenues	$2,282	$2,485
Operating income	323	370
Income from equity investments	1	- -

Sales volumes, in millions of pounds
PO and derivatives	683	774
EO and derivatives	260	312
Styrene	655	704
Acetyls	432	489
TBA intermediates	439	462

Sales volumes, in millions of gallons
MTBE/ETBE	187	205

Market margins, cents per gallon
MTBE–NWE	104.9	125.1

Revenues—Revenues decreased by $203 million, or 8%, in the first quarter of 2013 compared to the first quarter of 2012. First quarter 2013 revenues reflected a 4% decrease due to lower sales volumes in all businesses except styrene, primarily related to turnarounds. Lower first quarter 2013 average sales prices, primarily in oxyfuels, styrene and ethylene glycol, also resulted in a 4% revenue decline compared to the prior year quarter.

Operating Income—Operating income decreased by $47 million in the first quarter of 2013, compared to the first quarter of 2012. First quarter 2013 oxyfuels results reflected a decrease in sales to South America and a temporary build of inventory in preparation for a turnaround scheduled to commence in the second quarter of 2013. BDO results were negatively impacted in the first quarter 2013 by lower European demand and additional Asian capacity, resulting in a decrease in sales volumes and lower margins driven by a decrease in average sales prices. Solvents results were lower in the first quarter 2013 due to a decrease in sales volumes from the level seen in the strong first quarter 2012 period. Operating results for styrene were higher in the first quarter of 2013 compared to the first quarter of 2012 due to margin improvements as sales prices increased due to industry outages, outpacing rising benzene feedstock prices.

Refining Segment

Overview—Operating results for the first quarter of 2013 reflected the negative impact of a scheduled maintenance turnaround of one of our crude and coker units and, to a lesser extent, unscheduled maintenance of another coker unit in the latter part of the quarter, which delayed a return to full crude processing rates following the completion of the turnaround. In addition, the cost for renewable identification numbers (“RINs”), a government established credit used to show compliance in meeting the EPA’s Renewable Fuel Standard, increased significantly in the first quarter of 2013. Compared to the prior year period, these negative impacts were somewhat mitigated by higher refining margins as distillate spreads improved, the average differential between the cost of heavy and light crude oils increased and we realized higher byproduct values.

The following table sets forth the Refining segment’s sales and other operating revenues, operating income (loss) and U.S. market refining margins for the applicable periods. Light Louisiana Sweet, or “LLS” is a light crude oil, while “Maya” is a heavy crude oil.

	Three Months Ended March 31,
Millions of dollars	2013	2012
Sales and other operating revenues	$2,468	$3,203
Operating income (loss)	(17)	10

Heavy crude processing rates, thousands of barrels per day	173	259

Market margins, dollars per barrel
Light crude oil – 2-1-1	9.80	9.34
Light crude – Maya differential	11.17	10.81

Total Maya 2-1-1	20.97	20.15

Revenues—Revenues for the Refining segment decreased $735 million, or 23%, in the first quarter of 2013 compared to the first quarter of 2012. Lower sales volumes in the first quarter of 2013 were responsible for a revenue decrease of 22%, and lower average refined product prices reduced revenues by 1% compared to first quarter of 2012. In the first quarter of 2013, crude processing rates decreased 33% from the first quarter of 2012 level as a result of the planned and unplanned outages discussed above.

Operating Income (Loss)—Operating results for the first quarter of 2013, which decreased by $27 million compared to the first quarter of 2012, reflected lower crude processing rates in the first quarter of 2013, offset in part by higher refining margins. Crude processing rates were 33% lower in the first quarter of 2013 due to the turnaround activity and unplanned maintenance described above. The higher refining margins reflected improved distillate spreads, a higher average differential between the cost of heavy and light crude oil, and increased byproduct values. In addition, the cost of RINs increased by $18 million in the first quarter of 2013 compared to the same period in 2012. Some of this cost is recovered in higher prices for gasoline; however, the amount of such recovery cannot be accurately quantified due to the number of other factors that influence gasoline prices.

Technology Segment

The following table sets forth the Technology segment’s sales and other operating revenues and operating income.

	Three Months Ended March 31,
Millions of dollars	2013	2012
Sales and other operating revenues	$134	$119
Operating income	50	38

Operating Results—The increase in operating results for the first quarter of 2013 is primarily attributable to higher revenues recognized from process licenses issued in prior years slightly offset by lower catalyst results. Revenues increased by $15 million, or 13%, in the first quarter of 2013 compared to the first quarter of 2012. Higher licensing and services revenues contributed 17% to the revenue increase in the first quarter of 2013 compared to the same period in 2012. Lower catalyst sales volumes accounted for a revenue decrease of 10% in the first quarter of 2013 compared to the corresponding period in 2012. Catalyst sales price improvement increased revenues relative to the prior year quarter by 6%, including a 1% increase due to favorable foreign exchange rates.

FINANCIAL CONDITION

Operating, investing and financing activities of continuing operations, which are discussed below, are presented in the following table:

	Three Months Ended March 31,
Millions of dollars	2013	2012
Source (use) of cash:
Operating activities	$799	$913
Investing activities	(408)	(185)
Financing activities	(234)	(140)

Operating Activities—Cash of $799 million provided in the first quarter of 2013 primarily reflected earnings, adjusted for non-cash items, offset in part by cash used by the main components of working capital – accounts receivable, inventories and accounts payable, and certain payments related to sales rebates, employee bonuses, property taxes and vendor prepayments.

The cash used by the main components of working capital in the first quarter of 2013 reflects increases of $22 million and $242 million in accounts receivable and inventories, respectively, and a $17 million decrease in accounts payable. The increase in inventories was largely due to a build in inventories at our Houston refinery in March 2013 in preparation for a return to full crude processing rates following the completion of a turnaround coupled with a lower than normal inventory level at December 31, 2012 due to the timing of crude deliveries.

The $913 million of cash provided in the first quarter of 2012 reflected earnings adjusted for non-cash items, $244 million of income tax refunds, and $52 million of cash provided by the main components of working capital, partially offset by certain payments related to sales rebates, employee bonuses and property taxes.

The $52 million of cash provided by the main components of working capital in the first quarter 2012 reflected an increase of $374 million in accounts receivable, which was more than offset by a $346 million decrease in inventories and an $80 million increase in accounts payable. The increase in accounts receivable reflected higher first quarter 2012 sales volumes in our O&P–EAI and I&D segments. In late 2011, the level of sales volumes for the O&P–EAI and I&D segments was negatively affected by economic weakness and turnaround activities, respectively. The decrease in inventories reflects the liquidation of inventory at our Berre refinery following the suspension of operations in early January 2012 as well as a return to more normal inventory levels in the O&P–Americas segment following a build in inventory in late 2011 in preparation for a major turnaround in early 2012. Rising naphtha and propylene prices in the O&P–EAI and I&D segments, respectively, were the primary drivers of the increase in accounts payable.

Investing Activities—Cash of $408 million used in investing activities in the first quarter of 2013 reflects capital expenditures of $391 million. These expenditures were used to fund turnaround activities at several sites, the purchase of railcars, debottlenecks of certain assets to enhance production, and certain expansion projects. The $185 million of cash used in investing activities during the first quarter of 2012 reflects capital expenditures, partially offset by a $44 million decrease in restricted cash.

The following table summarizes capital expenditures for the periods presented:

	Three Months Ended March 31,
Millions of dollars	2013	2012
Capital expenditures by segment:
O&P–Americas	$122	$102
O&P–EAI	63	60
I&D	106	18
Refining	93	38
Technology	7	9
Other	- -	1

Consolidated capital expenditures of continuing operations	$391	$228

Financing Activities—Financing activities in the first quarters of 2013 and 2012, which used net cash of $234 million and $140 million, respectively, included dividend payments of $229 million and $143 million.

Liquidity and Capital Resources—As of March 31, 2013, we had unrestricted cash and cash equivalents of $2,879 million. In addition, we had total unused availability under our credit facilities of $3,351 million at March 31, 2013, which included the following:

•  $1,844 million under our revolving credit facility, which is net of outstanding borrowings and outstanding letters of credit provided under the facility. At March 31, 2013, we had $153 million of outstanding letters of credit and no outstanding borrowings under the facility.

•  $1,000 million under our U.S. accounts receivable securitization facility. Availability under this facility is subject to a borrowing base of eligible receivables, which is reduced by outstanding borrowings and letters of credit, if any. There were no outstanding borrowings or letters of credit at March 31, 2013.

•  €376 million and $18 million (totaling approximately $507 million) under our €450 million European receivables securitization facility. Availability under this facility is subject to a borrowing base, net of outstanding borrowings. There were no outstanding borrowings under this facility at March 31, 2013.

In addition to the letters of credit issued under our committed revolving credit facility, we also have outstanding letters of credit and bank guarantees totaling $85 million at March 31, 2013.

At March 31, 2013, we had total debt, including current maturities, of $4,423 million.

In April 2013, we amended and restated our €450 million European receivables securitization facility to obtain more favorable terms and conditions, including reduced pricing, and to extend the maturity date of the facility to April 2016.

We have receivables outstanding of €286 million ($366 million) at March 31, 2013 related to value added tax (“VAT”) in Italy. The balance of VAT receivables due from Italy, which is reflected in Other investments and long-term receivables in the Consolidated Balance Sheets, has increased since the first quarter 2010. At that time, Italy implemented a reverse change rule, under which non-domestic companies may not collect VAT on sales to domestic companies but must submit VAT on purchases from domestic companies. In April 2013, we received a $108 million refund from the Italian tax authorities related to 2010 VAT returns. We expect to collect all remaining amounts owed to us.

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

CURRENT BUSINESS OUTLOOK

Business conditions similar to those seen in the first quarter of 2013 are generally expected to continue through at least the second quarter of 2013. Our O&P–Americas and I&D segments are expected to continue to benefit from favorable shale gas developments. While our O&P–EAI business experienced sequential improvement from the fourth quarter 2012, overall economic and industry conditions are expected to remain challenging. Although refining margins are currently below first quarter 2013 levels, results for our Houston refinery are expected to be favorably impacted by a return to full crude processing rates following the completion of scheduled and unscheduled maintenance late in the first quarter 2013.

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

•

we have substantial international operations, and continued economic uncertainties, fluctuations in exchange rates, valuations of currencies and our possible inability to access cash from operations in certain jurisdictions on a tax-efficient basis, if at all, could negatively affect our liquidity and our results of operations;

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

All subsequent written and oral forward looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section and any other cautionary statements that may accompany such forward looking statements. Except as otherwise required by applicable law, we disclaim any duty to update any forward looking statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market and regulatory risks is described in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2012. Our exposure to such risks has not changed materially in the three months ended March 31, 2013.

Item 4. CONTROLS AND PROCEDURES

As of March 31, 2013, with the participation of our management, our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) carried out an evaluation, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the Act), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of March 31, 2013.

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

Litigation and Other Matters

Information regarding our litigation and other legal proceedings can be found in Note 14, Commitments and Contingencies, to the Consolidated Financial Statements.

Item 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in Item 1A of our 2012 Annual Report on Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2013, we issued 5,070 shares upon exercise of warrants. The warrants originally were issued on April 30, 2010 with an exercise price of $15.90 per share. Pursuant to the terms of the warrant agreements, the exercise price was adjusted to $13.765 on November 25, 2011 as a result of the payment of our special dividend on December 16, 2011 and further adjusted to $13.055 on November 19, 2012 as a result of the payment of our special dividend on December 11, 2012. We received total proceeds of $653 from the exercises. Warrants for 5,020 shares were exercised pursuant to a “cashless exercise” procedure pursuant to which we withhold shares that would otherwise be issued to the warrant holder in payment of the exercise price. As a result, we received no proceeds from these exercises.

The issuance of the warrants and the shares issued upon exercise of the warrants were exempt from the registration requirements of Section 5 of the Securities Act and any other applicable laws pursuant to Section 1145 of the Bankruptcy Code, which generally exempts distributions of securities in connection with plans of reorganization.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 – January 31	- -	- -	- -	- -
February 1 – February 28	129,990	$61.18	- -	- -
March 1 – March 31	- -	- -	- -	- -
Total	129,990	$61.18	- -	- -

(1)	Pursuant to the terms of our CEO’s restricted stock award agreement, if certain shareholders affect sales of their shares, the CEO will automatically vest in a percentage of his restricted stock. On February 19, 2013 affiliates of Apollo Management Holdings L.P. sold 25 million shares of the Company. As a result of these sales, our CEO automatically vested in 309,871 shares of his restricted stock. Of the shares vested, the Company withheld 129,990 shares to satisfy tax withholding obligations. The staff of the SEC takes the position that withholding of restricted stock to pay taxes due upon vesting involves a reacquisition of outstanding shares that must be reported as repurchase of equity securities under this Item.

Item 6. EXHIBITS

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32	Certifications pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LYONDELLBASELL INDUSTRIES N.V.

Date: April 26, 2013	/s/ William B. Allen, Jr.
William B. Allen, Jr.
Vice President, Finance
(Principal Accounting Officer)