Form 10-Q
period 2013-06-30
LyondellBasell Industries N.V.
filed 2013-07-26
CIK 1489393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number: 001-34726

LYONDELLBASELL INDUSTRIES N.V.

(Exact name of registrant as specified in its charter)

The Netherlands (State or other jurisdiction of incorporation or organization)	98-0646235 (I.R.S. Employer Identification No.)

1221 McKinney St., Suite 300 Houston, Texas USA 77010	1 Berkeley Street Mayfair, London The United Kingdom W1J8DJ	Stationsplein 45 3013 AK Rotterdam The Netherlands

(Addresses of principal executive offices)

(713) 309-7200	+44 (0)20 7016 9527	+31 (0)10 275 5500

(Registrant’s telephone numbers, including area codes)

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

Large accelerated filer [x]           Accelerated filer [    ]           Non-accelerated filer [    ]           Smaller reporting company [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [    ] No [x]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [x] No [    ]

The registrant had 567,133,064 ordinary shares, €0.04 par value, outstanding at July 24, 2013 (excluding 11,298,951 treasury shares).

LYONDELLBASELL INDUSTRIES N.V.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars, except earnings per share	2013	2012	2013	2012
Sales and other operating revenues:
Trade	$10,830	$11,005	$21,244	$22,452
Related parties	273	243	528	530

	11,103	11,248	21,772	22,982
Operating costs and expenses:
Cost of sales	9,496	9,561	18,649	20,093
Selling, general and administrative expenses	208	201	421	424
Research and development expenses	35	37	71	76

	9,739	9,799	19,141	20,593
Operating income	1,364	1,449	2,631	2,389
Interest expense	(70)	(411)	(141)	(510)
Interest income	5	2	7	6
Other income (expense), net	(9)	7	(3)	11

Income from continuing operations before equity investments and income taxes	1,290	1,047	2,494	1,896
Income from equity investments	43	27	102	73

Income from continuing operations before income taxes	1,333	1,074	2,596	1,969
Provision for income taxes	410	306	767	607

Income from continuing operations	923	768	1,829	1,362
Income (loss) from discontinued operations, net of tax	4	- -	(2)	5

Net income	927	768	1,827	1,367
Net loss attributable to non-controlling interests	2	2	3	3

Net income attributable to the Company shareholders	$929	$770	$1,830	$1,370

Earnings per share:
Net income (loss) attributable to the Company shareholders —
Basic:
Continuing operations	$1.61	$1.34	$3.18	$2.37
Discontinued operations	0.01	- -	- -	0.01

	$1.62	$1.34	$3.18	$2.38

Diluted:
Continuing operations	$1.60	$1.33	$3.16	$2.36
Discontinued operations	0.01	- -	- -	0.01

	$1.61	$1.33	$3.16	$2.37

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended June 30,		Six Months Ended June 30,
Millions of dollars	2013	2012	2013	2012
Net income	$927	$768	$1,827	$1,367
Other comprehensive income, net of tax –
Defined benefit pension and other postretirement plans:
Prior service cost arising during the period	- -	1	(2)	2
Reclassification adjustment for amortization of prior service cost included in net income	1	- -	2	- -
Reclassification adjustment for net actuarial loss included in net income	7	6	14	12

Defined benefit pension and other postretirement plans, before tax	8	7	14	14
Income tax expense	3	2	6	4

Defined benefit pension and other postretirement plans, net of tax	5	5	8	10

Foreign currency translations adjustments:
Unrealized net change arising during the period	89	(376)	(104)	(173)
Income tax benefit	- -	- -	(2)	(1)

Foreign currency translations, net of tax	89	(376)	(102)	(172)

Total other comprehensive income (loss)	94	(371)	(94)	(162)

Comprehensive income	1,021	397	1,733	1,205
Comprehensive loss attributable to non-controlling interests	2	2	3	3

Comprehensive income attributable to the Company shareholders	$1,023	$399	$1,736	$1,208

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED BALANCE SHEETS

Millions of dollars	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$3,233	$2,732
Restricted cash	2	5
Accounts receivable:
Trade, net	3,787	3,720
Related parties	236	184
Inventories	5,197	5,075
Prepaid expenses and other current assets	577	570

Total current assets	13,032	12,286
Property, plant and equipment, net	7,979	7,696
Investments and long-term receivables:
Investment in PO joint ventures	409	397
Equity investments	1,622	1,583
Other investments and long-term receivables	231	383
Goodwill	588	591
Intangible assets, net	966	1,038
Other assets	221	246

Total assets	$25,048	$24,220

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED BALANCE SHEETS

Millions of dollars, except shares and par value data	June 30, 2013	December 31, 2012
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$1	$1
Short-term debt	114	95
Accounts payable:
Trade	2,531	2,440
Related parties	793	845
Accrued liabilities	1,047	1,157
Deferred income taxes	550	558

Total current liabilities	5,036	5,096
Long-term debt	4,306	4,304
Other liabilities	2,325	2,327
Deferred income taxes	1,312	1,314
Commitments and contingencies
Stockholders’ equity:
Ordinary shares, €0.04 par value, 1,275 million shares authorized, 570,501,290 and 575,216,709 shares outstanding, respectively	31	31
Additional paid-in capital	10,370	10,351
Retained earnings	2,587	1,274
Accumulated other comprehensive loss	(505)	(411)
Treasury stock, at cost, 7,930,726 and 3,206,033 ordinary shares, respectively	(451)	(106)

Total Company share of stockholders’ equity	12,032	11,139
Non-controlling interests	37	40

Total equity	12,069	11,179

Total liabilities and equity	$25,048	$24,220

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
Millions of dollars	2013	2012
Cash flows from operating activities:
Net income	$1,827	$1,367
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	507	481
Asset impairments	- -	22
Amortization of debt-related costs	11	46
Inventory valuation adjustment	- -	71
Equity investments –
Equity income	(102)	(73)
Distributions of earnings	44	87
Deferred income taxes	62	351
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(143)	(156)
Inventories	(151)	(379)
Accounts payable	93	(345)
Contributions to pension plans	(82)	(37)
Income tax refunds	5	288
Prepaid expenses and other current assets	(78)	(77)
Other, net	70	(229)

Net cash provided by operating activities	2,063	1,417

Cash flows from investing activities:
Expenditures for property, plant and equipment	(778)	(461)
Restricted cash	4	39
Other	(23)	(8)

Net cash used in investing activities	(797)	(430)

Cash flows from financing activities:
Repurchases of Company ordinary shares	(270)	- -
Dividends paid	(490)	(373)
Issuance of long-term debt	- -	3,000
Repayments of long-term debt	- -	(2,679)
Payments of debt issuance costs	- -	(50)
Other, net	- -	17

Net cash used in financing activities	(760)	(85)

Effect of exchange rate changes on cash	(5)	(17)

Increase in cash and cash equivalents	501	885
Cash and cash equivalents at beginning of period	2,732	1,065

Cash and cash equivalents at end of period	$3,233	$1,950

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other	Total	Non-
	Ordinary Shares		Paid-in	Retained	Comprehensive	Stockholders’	Controlling
Millions of dollars	Issued	Treasury	Capital	Earnings	Loss	Equity	Interests
Balance, December 31, 2012	$31	$(106)	$10,351	$1,274	$(411)	$11,139	$40
Net income (loss)	- -	- -	- -	1,830	- -	1,830	(3)
Other comprehensive loss	- -	- -	- -	- -	(94)	(94)	- -
Share-based compensation	- -	15	19	- -	- -	34	- -
Cash dividends ($0.90 per share)	- -	- -	- -	(517)	- -	(517)	- -
Repurchase of Company ordinary shares	- -	(360)	- -	- -	- -	(360)	- -

Balance, June 30, 2013	$31	$(451)	$10,370	$2,587	$(505)	$12,032	$37

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

The accompanying consolidated financial statements are unaudited and have been prepared from the books and records of LyondellBasell N.V. in accordance with the instructions to Form 10-Q and Rule 10-1 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. In our opinion, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results for the entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2012 included in our Form 8-K filed with the Securities and Exchange Commission on June 17, 2013.

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

Accounting Guidance Issued But Not Adopted as of June 30, 2013

Obligations from Joint and Several Liability Arrangements—In February 2013, the FASB issued ASU 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date, which defines how entities measure obligations from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date and for which no guidance

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

exists, except for obligations addressed within existing U.S. GAAP. The guidance also requires entities to disclose the nature and amount of the obligation as well as other information about those obligations. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Retrospective presentation for all comparative periods presented is required and early adoption is permitted. The adoption of this amendment is not expected to have a material impact on the presentation of our consolidated financial statements.

Cumulative Translation Adjustments—In March 2013, the FASB issued ASU 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. The ASU requires the release of cumulative translation adjustments into net income when a reporting entity sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity, if the sale or transfer results in the complete or substantially complete liquidation of an investment in a foreign entity. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Prospective application of this ASU is required and early adoption is permitted. The adoption of this amendment is not expected to have a material impact on our consolidated financial statements.

Derivatives and Hedging—In July 2013, the FASB issued ASU 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (a consensus of the FASB Emerging Issues Task Force), which permits the use of the Fed Funds Effective Swap Rate (OIS) as a U.S. benchmark interest rate for hedge accounting purposes, in addition to UST and LIBOR rates. The amendments in this update also remove the restriction on using different benchmark rates for similar hedges. The ASU is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of this amendment is not expected to have a material impact on our consolidated financial statements.

Presentation of an Unrecognized Tax Benefit—In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or Tax Credit Carryforward Exists (a consensus of the Emerging Issues Task Force). Previous guidance did not explicitly address the balance sheet presentation of an unrecognized tax benefit when a net operating loss (NOL) or similar tax loss carryforward, of a tax credit carryforward exists. Some entities presented unrecognized tax benefits on a gross basis, while some presented it net against all same jurisdictional NOL or tax credit carryforwards that would apply if additional income taxes would result from settling the uncertain tax position with the tax authority. The amendments in this update require an entity to net its unrecognized tax benefits against the deferred tax assets for all same jurisdiction NOL or similar tax loss carryforwards, or tax credit carryforwards. A gross presentation will be required only if such carryforwards are not available or would not be used by the entity to settle any additional income taxes resulting from disallowance of the uncertain tax position. The ASU is to be applied prospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Retrospective presentation is permitted but not required. The adoption of this amendment is not expected to have a material impact on our consolidated financial statements.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	Discontinued Operations

The amounts included in Income (loss) from discontinued operations of the Berre refinery are summarized as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
Millions of dollars	2013	2012		2013	2012

Sales and other operating revenues	$3		$42	$8	$187

Income (loss) from discontinued operations before income taxes	$4		$(15)	$(2)	$(9)
Benefit from income taxes	- -		(15)	- -	(14)

Income (loss) from discontinued operations, net of tax	$4	$	- -	$ (2)	$5

Income (loss) from discontinued operations for the three and six months ended June 30, 2013 includes a $5 million benefit related to the liquidation of LIFO-valued inventory. Income from discontinued operations for the three and six months ended June 30, 2012 includes benefits of $7 million and $49 million, respectively, related to the liquidation of LIFO-valued inventory.

The following table summarizes the assets and liabilities of the Berre refinery that are included in the Consolidated Balance Sheets. These amounts were derived from historical financial information and adjusted to exclude intercompany receivables and payables between the Berre refinery and other subsidiaries of the Company.

Millions of dollars	June 30, 2013	December 31, 2012
Current assets related to discontinued operations:
Accounts receivable trade, net	$1	$16
Inventories	5	34

Total current assets related to discontinued operations	$6	$50

Current liabilities related to discontinued operations:
Accounts payable trade	$8	$19
Accrued liabilities	4	21

Total current liabilities related to discontinued operations	$12	$40

Long-term liabilities related to discontinued operations:
Other liabilities	$47	$48

Total long-term liabilities related to discontinued operations	$47	$48

Future cash outflows will occur for activities associated with exit or disposal activities and for payments made to severed employees. Exit and disposal related costs are expected to be incurred through the end of 2013. Payments to the affected employees are expected to be substantially complete by 2019.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the changes in the accrual for the social plan for employees affected by the closure of the Berre refinery.

	Six Months Ended June 30,
Millions of dollars	2013	2012
Beginning balance	$59	$130
Accretion expense	2	- -
Cash payments	(16)	- -
Adjustment for change in estimated population	- -	(14)
Effect of exchange rate changes	(1)	(6)

Ending balance	$44	$110

4.	Accounts Receivable

Our allowance for doubtful accounts receivable, which is reflected in the Consolidated Balance Sheets as a reduction of accounts receivable, totaled $41 million and $29 million at June 30, 2013 and December 31, 2012, respectively.

5.	Inventories

Inventories consisted of the following components:

Millions of dollars	June 30, 2013	December 31, 2012
Finished goods	$3,168	$3,194
Work-in-process	265	266
Raw materials and supplies	1,764	1,615

Total inventories	$5,197	$5,075

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	Property, Plant and Equipment and Intangible Assets

The components of property, plant and equipment, at cost, and the related accumulated depreciation were as follows:

Millions of dollars	June 30, 2013	December 31, 2012
Land	$303	$304
Manufacturing facilities and equipment	8,853	8,335
Construction in progress	1,112	987

Total property, plant and equipment	10,268	9,626
Less accumulated depreciation	(2,289)	(1,930)

Property, plant and equipment, net	$7,979	$7,696

Depreciation and amortization expense is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2013	2012	2013	2012
Property, plant and equipment	$210	$200	$420	$393
Investment in PO joint ventures	7	7	15	15
Emission allowances	17	17	34	34
Various contracts	15	8	26	15
In-process research and development costs	3	7	5	13
Software costs	2	5	6	11
Other	- -	- -	1	- -

Total depreciation and amortization	$254	$244	$507	$481

Asset Retirement Obligations—The liabilities recognized for all asset retirement obligations were $99 million and $106 million at June 30, 2013 and December 31, 2012, respectively.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	Investment in PO Joint Ventures

Changes in our investments in the U.S. and European PO joint ventures for 2013 and 2012 are summarized below:

Millions of dollars	U.S. PO Joint Venture	European PO Joint Venture	Total PO Joint Ventures
Investments in PO joint ventures - January 1, 2013	$262	$135	$397
Cash contributions	12	16	28
Depreciation and amortization	(11)	(4)	(15)
Effect of exchange rate changes	- -	(1)	(1)

Investments in PO joint ventures - June 30, 2013	$263	$146	$409

Investments in PO joint ventures - January 1, 2012	$274	$138	$412
Cash contributions	5	13	18
Depreciation and amortization	(11)	(4)	(15)
Effect of exchange rate changes	- -	(4)	(4)

Investments in PO joint ventures - June 30, 2012	$268	$143	$411

8.	Equity Investments

The changes in our equity investments were as follows:

	Six Months Ended June 30,
Millions of dollars	2013	2012
Beginning balance	$1,583	$1,559
Income from equity investments	102	73
Distributions of earnings	(44)	(87)
Currency exchange effects	(19)	(20)
Other	- -	(4)

Ending balance	$1,622	$1,521

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized income statement information and our share of our investments accounted for under the equity method are set forth below:

	Three Months Ended June 30,
	2013		2012
Millions of dollars	100%	Company Share	100%	Company Share
Revenues	$2,730	$896	$3,175	$980
Cost of sales	(2,410)	(807)	(2,906)	(900)

Gross profit	320	89	269	80
Net operating expense	(70)	(24)	(65)	(31)

Operating income	250	65	204	49
Interest income	3	1	3	1
Interest expense	(62)	(15)	(70)	(16)
Foreign currency translation	(2)	- -	16	2
Other income (expense)	7	2	(3)	(1)

Income before income taxes	196	53	150	35
Provision for income taxes	36	10	18	8

Net income	$160	$43	$132	$27

	Six Months Ended June 30,
	2013		2012
Millions of dollars	100%	Company Share	100%	Company Share
Revenues	$5,594	$1,815	$5,632	$1,888
Cost of sales	(4,886)	(1,616)	(5,095)	(1,721)

Gross profit	708	199	537	167
Net operating expense	(145)	(49)	(139)	(52)

Operating income	563	150	398	115
Interest income	3	1	3	1
Interest expense	(125)	(31)	(127)	(32)
Foreign currency translation	- -	- -	21	6
Other income	9	3	4	1

Income before income taxes	450	123	299	91
Provision for income taxes	76	21	52	18

Net income	$374	$102	$247	$73

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.	Debt

Long-term loans, notes and other long-term debt consisted of the following:

Millions of dollars	June 30, 2013	December 31, 2012
Senior Notes due 2019, $2,000 million, 5.0%	2,000	2,000
Senior Notes due 2021, $1,000 million, 6.0%	1,000	1,000
Senior Notes due 2024, $1,000 million, 5.75%	1,000	1,000
Guaranteed Notes due 2027, $300 million, 8.1%	300	300
Other	7	5

Total	4,307	4,305
Less current maturities	(1)	(1)

Long-term debt	$4,306	$4,304

Short-term loans, notes, and other short-term debt consisted of the following:

Millions of dollars	June 30, 2013	December 31, 2012
$2,000 million Senior Revolving Credit Facility	$ - -	$ - -
$1,000 million U.S. Receivables Securitization Facility	- -	- -
€450 million European Receivables Securitization Facility	- -	- -
Financial payables to equity investees	8	9
Precious metal financings	106	74
Other	- -	12

Total short-term debt	$114	$95

Senior Revolving Credit Facility—In May 2013, we extended the term of our existing $2,000 million Senior Revolving Credit Facility for one year until May 2018 pursuant to an extension agreement.

U.S. Receivables Securitization Facility—Our U.S. accounts receivable securitization facility provides for up to $1,000 million of liquidity through the sale or contribution of trade receivables by certain of our U.S. subsidiaries to a wholly owned, bankruptcy-remote subsidiary on an ongoing basis and without recourse. The bankruptcy-remote subsidiary may, at its option and subject to a borrowing base of eligible receivables, sell undivided interests in the pool of trade receivables to financial institutions participating in the facility. We retain responsibility for servicing the receivables. In the event of a liquidation, the bankruptcy-remote subsidiary’s assets will be used to satisfy the claims of its creditors prior to any assets or value in the bankruptcy-remote subsidiary becoming available to us. The facility also provides for the issuance of letters of credit up to $200 million. At June 30, 2013, availability under this facility was $1,000 million. There were no borrowings or letters of credit outstanding under the facility.

European Receivables Securitization Facility—In April 2013, we amended and restated our €450 million European receivables securitization facility to obtain more favorable terms and conditions, including reduced pricing, and to extend the maturity date of the facility to April 2016.

Other—At June 30, 2013 and 2012, our weighted average interest rates on outstanding short-term debt were 0.8% and 3.4%, respectively.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization of debt issuance costs in the six months ended June 30, 2013 and 2012 resulted in amortization expense of $11 million and $46 million, respectively, which is included in interest expense in the Consolidated Statements of Income. Amortization expense for the six months ended June 30, 2012 includes a $35 million write-off of unamortized debt issuance costs associated with the repayment of the 8% and 11% senior notes and the termination of our asset-based facility during that period.

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

Foreign Currency Rates—We have significant operations in numerous countries. The functional currencies of our consolidated subsidiaries through which we operate are primarily the U.S. dollar and the Euro. We enter into transactions denominated in currencies other than our designated functional currencies. As a result, we are exposed to foreign currency risk on receivables and payables. We maintain risk management control policies intended to monitor foreign currency risk attributable to both the outstanding foreign currency balances and future commitments. These control policies involve the centralization of foreign currency exposure management, the offsetting of exposures and the estimating of expected impacts of changes in foreign currency rates on our earnings. We enter into foreign currency forward contracts to reduce the effects of our net currency exchange exposures. At June 30, 2013, foreign currency forward contracts in the notional amount of $1,764 million, maturing in July 2013 through August 2013, were outstanding.

Foreign Currency Gain (Loss)—Other income (expense), net, in the Consolidated Statements of Income reflected losses of $8 million and $4 million for the three and six months ended June 30, 2013, and losses of $11 million and $9 million for the three and six months ended June 30, 2012, respectively.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivatives—The following table summarizes financial instruments outstanding as of June 30, 2013 and December 31, 2012 that are measured at fair value on a recurring basis. Refer to Note 11, Fair Value Measurement, for additional information regarding the fair value of derivative financial instruments.

		June 30, 2013			December 31, 2012
Millions of dollars	Balance Sheet Classification	Notional Amount	Fair Value		Notional Amount	Fair Value
Assets–
Derivatives:
Commodities	Prepaid expenses and other current assets	$143		$2	$134	$6
Embedded derivatives	Prepaid expenses and other current assets	105		30	59	5
Foreign currency	Prepaid expenses and other current assets	279		1	772	9

		$527		$33	$965	$20

Liabilities–
Derivatives:
Commodities	Accrued liabilities	$35	$	- -	$94	$7
Foreign currency	Accrued liabilities	$1,485		26	192	1

		$1,520		$26	$286	$8

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the pretax effect of derivative instruments charged directly to income:

	Effect of Financial Instruments
	Three Months Ended June 30, 2013
Millions of dollars	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI to Income		Additional Gain (Loss) Recognized in Income	Income Statement Classification
Derivatives not designated as hedges:
Embedded derivatives	$	- -	$	- -	$22	Cost of sales
Foreign currency		- -		- -	7	Other income (expense), net

	$	- -	$	- -	$29

	Three Months Ended June 30, 2013
Millions of dollars	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI to Income		Additional Gain (Loss) Recognized in Income	Income Statement Classification
Derivatives not designated as hedges:
Commodities	$	- -	$	- -	$(25)	Cost of sales
Foreign currency		- -			(26)	Other income (expense), net

	$	- -	$	- -	$(51)

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Effect of Financial Instruments
	Six Months Ended June 30, 2013
Millions of dollars	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI to Income		Additional Gain (Loss) Recognized in Income	Income Statement Classification
Derivatives not designated as hedges:
Commodities	$	- -	$	- -	$(8)	Cost of sales
Embedded derivatives		- -		- -	25	Cost of sales
Foreign currency		- -		- -	(15)	Other income (expense), net

	$	- -	$	- -	$2

	Six Months Ended June 30, 2012
Millions of dollars	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI to Income		Additional Gain (Loss) Recognized in Income	Income Statement Classification
Derivatives not designated as hedges:
Commodities	$	- -	$	- -	$(16)	Cost of sales
Warrants		- -		- -	(10)	Other income (expense), net
Foreign currency		- -		- -	(20)	Other income (expense), net

	$	- -	$	- -	$(46)

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.	Fair Value Measurement

The following table presents the derivative financial instruments outstanding as of June 30, 2013 and December 31, 2012 that are measured at fair value on a recurring basis.

	June 30, 2013
Millions of dollars	Fair Value	Level 1		Level 2		Level 3
Assets–
Derivatives:
Commodities	$2		$2	$	- -	$	- -
Embedded derivatives	30		- -		30		- -
Foreign currency	1		- -		1		- -

	$33		$2		$31	$	- -

Liabilities–
Derivatives:
Foreign currency	$26	$	- -		$26	$	- -

	$26	$	- -		$26	$	- -

	December 31, 2012
	Fair Value	Level 1		Level 2		Level 3
Assets–
Derivatives:
Commodities	$6		$1		$5	$	- -
Embedded derivatives	5		- -		5		- -
Foreign currency	9		- -		9		- -

	$20		$1		$19	$	- -

Liabilities–
Derivatives:
Commodities	$7		$7	$	- -	$	- -
Foreign currency	1		- -		1		- -

	$8		$7		$1	$	- -

There were no derivative financial instruments measured on a recurring basis using Level 3 inputs as of June 30, 2013 and December 31, 2012.

There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2013 and the year ended December 31, 2012.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the carrying value and estimated fair value of our non-derivative financial instruments as of June 30, 2013 and December 31, 2012. Short-term and long-term debt are recorded at amortized cost in the Consolidated Balance Sheets. The carrying and fair values of short-term and long-term debt exclude capital leases.

	June 30, 2013
Millions of dollars	Carrying Value	Fair Value	Level 1		Level 2	Level 3
Short-term debt	$114	$83	$	- -	$75	$8
Long-term debt	4,302	4,833		- -	4,831	2

Short-term and long-term debt, including current maturities	$4,416	$4,916	$	- -	$4,906	$10

	December 31, 2012
Millions of dollars	Carrying Value	Fair Value	Level 1		Level 2	Level 3
Short-term debt	$95	$95	$	- -	$74	$21
Long-term debt	4,300	4,935		- -	4,935	- -

Short-term and long-term debt, including current maturities	$4,395	$5,030	$	- -	$5,009	$21

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

We use the following inputs and valuation techniques to estimate the fair value of our financial instruments:

Derivatives—The fair value of our commodity derivatives and embedded derivatives are measured using the closing market price at the end of the reporting period obtained from the New York Mercantile Exchange and from third-party broker quotes and pricing providers. The fair value of our foreign currency derivatives is based on forward market rates.

Long-Term Debt—Fair value is calculated based on non-binding broker quotes obtained from well-established and recognized vendors of market data for debt valuations.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.	Pension and Other Post-retirement Benefits

Net periodic pension benefits included the following cost components for the periods presented:

	U.S. Plans
	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2013	2012	2013	2012
Service cost	$10	$11	$22	$23
Interest cost	20	19	40	39
Expected return on plan assets	(32)	(29)	(66)	(59)
Actuarial and investment loss amortization	7	6	13	10

Net periodic benefit costs	$5	$7	$9	$13

	Non-U.S. Plans
	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2013	2012	2013	2012
Service cost	$7	$6	$25	$17
Interest cost	11	13	21	25
Expected return on plan assets	(6)	(7)	(11)	(13)
Settlement and curtailment loss	- -	- -	2	- -
Prior service cost amortization	1	- -	2	1

Net periodic benefit costs	$13	$12	$39	$30

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net periodic other post-retirement benefits included the following cost components for the periods presented:

	U.S. Plans
	Three Months Ended June 30,			Six Months Ended June 30,
Millions of dollars	2013		2012	2013	2012
Service cost		$1	$1	$2		$2
Interest cost		3	4	6		7
Actuarial loss amortization		- -	- -	1		1

Net periodic benefit costs		$4	$5	$9		$10

	Non-U.S. Plans
	Three Months Ended June 30,			Six Months Ended June 30,
Millions of dollars	2013		2012	2013	2012
Service cost	$	- -	$(1)	$ - -	$	- -
Interest cost		- -	- -	1		- -

Net periodic benefit costs	$	- -	$(1)	$1	$	- -

The Company contributed $82 million to its pension plans during the six months ended June 30, 2013, which consisted of $37 million and $45 million to its U.S. and non-U.S. pension plans, respectively. We expect to contribute a total of $86 million and $77 million to the U.S. and non-U.S defined benefit plans, respectively, during 2013.

13.	Income Taxes

Our effective income tax rate for the second quarter of 2013 was 30.8% compared with 28.5% for the second quarter of 2012. For the first six months of 2013, the effective income tax rate was 29.5% compared with 30.8% for the first six months of 2012. Our effective tax rate fluctuates based on, among other factors, pretax income in countries with varying statutory tax rates, the U.S. domestic production activity deduction, changes in valuation allowances and changes in unrecognized tax benefits. Compared with the second quarter of 2012, the effective tax rate for the second quarter of 2013 was higher primarily due to an increase in earnings in jurisdictions with higher statutory tax rates and taxable foreign exchange gains, which were partially offset by an increase in the U.S. domestic production activity deduction. Compared with the six months of 2012, the effective tax rate for the six months of 2013 was lower primarily due to an increase in the U.S. domestic production activity deduction, partially offset by an increase in earnings in jurisdictions with higher statutory tax rates.

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

Environmental Remediation—Our accrued liability for future environmental remediation costs at current and former plant sites and other remediation sites totaled $123 million and $126 million as of June 30, 2013 and December 31, 2012, respectively. At June 30, 2013, the accrued liabilities for individual sites range from less than $1 million to $22 million. The remediation expenditures are expected to occur over a number of years, and not to be concentrated in any single year. In our opinion, it is reasonably possible that losses in excess of the liabilities recorded may have been incurred. However, we cannot estimate any amount or range of such possible additional losses. New information about sites, new technology or future developments such as involvement in investigations by regulatory agencies, could require us to reassess our potential exposure related to environmental matters.

The following table summarizes the activity in our accrued environmental liability included in “Accrued liabilities” and “Other liabilities:”

	Six Months Ended June 30,
Millions of dollars	2013	2012
Beginning balance	$126	$120
Additional provisions	- -	12
Amounts paid	(2)	(5)
Foreign exchange effects	(1)	(3)

Ending balance	$123	$124

Access Indemnity Demand—In December 2010, one of our subsidiaries received demand letters from affiliates of Access Industries (collectively, “Access”), a more than five percent shareholder of the Company, demanding indemnity for losses, including attorney’s fees and expenses, arising out of a pending lawsuit styled Edward S. Weisfelner, as Litigation Trustee of the LB Litigation Trust v. Leonard Blavatnik, et al., Adversary Proceeding No. 09-1375 (REG), in the United States Bankruptcy Court, Southern District of New York. In the Weisfelner lawsuit, the plaintiffs seek to recover from Access the return of all amounts earned by them related to their purchase of shares of Lyondell Chemical prior to its acquisition by Basell AF S.C.A., distributions by Basell AF S.C.A. to its shareholders before it acquired Lyondell Chemical, and management and transaction fees and expenses. The trial that was scheduled for October 2011 has been postponed.

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

Indemnification—We are parties to various indemnification arrangements, including arrangements entered into in connection with acquisitions, divestitures and the formation of joint ventures. Pursuant to these arrangements, we provide indemnification to and/or receive indemnification from other parties in connection with liabilities that may arise in connection with the transactions and in connection with activities prior to completion of the transactions. These indemnification arrangements typically include provisions pertaining to third party claims relating to environmental and tax matters and various types of litigation. As of June 30, 2013, we had not accrued any significant amounts for our indemnification obligations, and we are not aware of other circumstances that would likely lead to significant future indemnification obligations. We cannot determine with certainty the potential amount of future payments under the indemnification arrangements until events arise that would trigger a liability under the arrangements.

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

Other—As disclosed in prior filings, we previously identified an agreement related to a former project in Kazakhstan under which a payment was made that raises compliance concerns under the U.S. Foreign Corrupt Practices Act (the “FCPA”). We engaged outside counsel to investigate these activities, under the oversight of the Audit Committee of the Supervisory Board, and to evaluate internal controls and compliance policies and procedures. In this respect, we may not have conducted business in compliance with the FCPA and may not have had policies and procedures in place adequate to ensure compliance. We made a voluntary disclosure of these matters to the U.S. Department of Justice in 2010 and continue to cooperate fully with that agency. We cannot predict the ultimate outcome of these matters at this time since our investigations are ongoing. Therefore, we cannot reasonably estimate a range of liability for any potential penalty resulting from these matters. Violations of these laws could result in criminal and civil liabilities and other forms of relief that could be material to us.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.	Stockholders’ Equity

Dividend distribution—The following table presents the dividends paid in the periods presented:

Millions of dollars, except per share amounts	Dividend Per Ordinary Share	Aggregate Dividends Paid	Date of Record
March	$0.40	$229	February 25, 2013
June	0.50	288	June 3, 2013

	$0.90	$517

Share Repurchase Program—In May 2013, our shareholders and Supervisory Board approved a share repurchase program under which we may repurchase up to 10% of our outstanding ordinary shares over the next twelve months. These repurchases, which are determined at the discretion of our Management Board, may be executed from time to time through open market or privately negotiated transactions. The repurchased shares are recorded as Treasury stock and may be retired or used for general corporate purposes, including for various employee benefit and compensation plans. As of June 30, 2013, we have repurchased approximately 5 million shares for $360 million at an average price of $67.14 per share, including commissions. Due to the timing of settlements, total cash paid for these share repurchases during the second quarter was $270 million.

Ordinary shares—The changes in the outstanding amounts of ordinary shares issued were as follows:

	Six Months Ended June 30,
	2013	2012
Ordinary shares outstanding:
Beginning balance	575,216,709	573,390,514
Share-based compensation	625,132	788,474
Warrants exercised	7,666	616,774
Employee stock purchase plan	13,983	- -
Purchase of ordinary shares	(5,362,200)	- -

Ending balance	570,501,290	574,795,762

Ordinary shares held as treasury shares:
Beginning balance	3,206,033	4,051,013
Warrants exercised	1,608	271,885
Share-based compensation	(625,132)	(788,474)
Employee stock purchase plan	(13,983)	- -
Purchase of ordinary shares	5,362,200	- -

Ending balance	7,930,726	3,534,424

Ordinary shares issued at end of period	578,432,016	578,330,186

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accumulated Other Comprehensive Loss—The components of, and after-tax changes in, Accumulated other comprehensive income (loss) as of and for the six months ended June 30, 2013 and 2012 are presented in the following table:

	Defined Benefit
	Pension	Foreign
	and Other	Currency
	Postretirement	Translations
Millions of dollars	Benefit Plans	Adjustments	Total
Balance – January 1, 2013	$(422)	$11	$(411)
Other comprehensive loss before reclassifications	(2)	(102)	(104)
Amounts reclassified from accumulated other comprehensive loss	10	- -	10

Net other comprehensive income (loss)	8	(102)	(94)

Balance – June 30, 2013	$(414)	$(91)	$(505)

The amounts reclassified out of each component of Accumulated other comprehensive income for the three and six months ended June 30, 2013 were as follows:

	Three Months	Six Months	Affected line item on the
	Ended	Ended	Consolidated
Millions of dollars	June 30, 2013	June 30, 2013	Statements of Income
Amortization of defined benefit pension and other postretirement plan items:
Prior service cost	$1	$2	(a)
Actuarial loss	7	14	(a)

Defined benefit pension and other postretirement benefit plans reclassifications, before tax	8	16
Income tax expense	3	6	Provision for income taxes

Defined benefit pension and other postretirement benefit plans reclassifications, net of tax	$5	$10

(a)	These Accumulated other comprehensive income components are included in the computation of net periodic pension and other post-retirement benefit costs (see Note 12).

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.	Per Share Data

Basic earnings per share are based upon the weighted average number of shares of common stock outstanding during the periods. Diluted earnings per share includes the effect of certain stock option awards and other equity-based compensation awards. We have unvested restricted stock and restricted stock units that are considered participating securities for earnings per share.

Earnings per share data and dividends declared per share of common stock were as follows:

	Three Months Ended June 30,
	2013		2012
	Continuing	Discontinued	Continuing	Discontinued
Millions of dollars	Operations	Operations	Operations	Operations
Net income	$923	$4	$768	$	- -
Less: net loss attributable to non-controlling interests	2	- -	2		- -

Net income attributable to the Company shareholders	925	4	770		- -
Net income attributable to participating securities	(3)	- -	(3)		- -

Net income attributable to ordinary shareholders – basic and diluted	$922	$4	$767	$	- -

Millions of shares
Basic weighted average common stock outstanding	574	574	573		- -
Effect of dilutive securities:
MTI	- -	- -	1		- -
Stock options	4	4	3		- -

Potential dilutive shares	578	578	577		- -

Earnings per share:
Basic	$1.61	$0.01	$1.34	$	- -

Diluted	$1.60	$0.01	$1.33	$	- -

Millions of shares
Participating securities	2.3	2.3	3.7		- -

Dividends declared per share of common stock	$0.50	$ - -	$0.40	$	- -

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Six Months Ended June 30,
	2013			2012
	Continuing	Discontinued		Continuing	Discontinued
Millions of dollars	Operations	Operations		Operations	Operations
Net income (loss)	$1,829		$(2)	$1,362	$5
Net loss attributable to non-controlling interests	3		- -	3	- -

Net income (loss) attributable to the Company shareholders	1,832		(2)	1,365	5
Net income attributable to participating securities	(6)		- -	(6)	- -

Net income (loss) attributable to ordinary shareholders – basic and diluted	$1,826		$(2)	$1,359	$5

Millions of shares
Basic weighted average common stock outstanding	574		574	572	572
Effect of dilutive securities:
MTI	- -		- -	1	1
Stock options	4		4	3	3

Potential dilutive shares	578		578	576	576

Earnings per share:
Basic	$3.18	$	- -	$2.37	$0.01

Diluted	$3.16	$	- -	$2.36	$0.01

Millions of shares
Participating securities	2.3		2.3	3.7	3.7

Dividends declared per share of common stock	$0.90	$	- -	$0.65	$ - -

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.	Segment and Related Information

We operate in five business segments.

•	Olefins and Polyolefins–Americas (“O&P–Americas”). Our O&P–Americas segment produces and markets olefins, including ethylene and ethylene co-products, and polyolefins.

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

•	Refining. Our Refining segment refines heavy, high-sulfur crude oils and other crude oils of varied types and sources on the U.S. Gulf Coast.

•	Technology. Our Technology segment develops and licenses chemical and polyolefin process technologies and manufactures and sells polyolefin catalysts.

Summarized financial information concerning reportable segments is shown in the following table for the periods presented:

	Three Months Ended June 30, 2013
	O&P–	O&P–
Millions of dollars	Americas	EAI	I&D	Refining	Technology	Other	Total
Sales and other operating revenues:
Customers	$2,319	$3,676	$2,174	$2,828	$106	$ - -	$11,103
Intersegment	932	32	43	249	26	(1,282)	- -

	3,251	3,708	2,217	3,077	132	(1,282)	11,103

Operating income (loss)	872	189	285	(16)	39	(5)	1,364
Income from equity investments	8	31	4	- -	- -	- -	43

	Three Months Ended June 30, 2012
	O&P–	O&P–
Millions of dollars	Americas	EAI	I&D	Refining	Technology	Other	Total
Sales and other operating revenues:
Customers	$2,184	$3,514	$2,186	$3,274	$86	$4	$11,248
Intersegment	1,099	61	99	222	29	(1,510)	- -

	3,283	3,575	2,285	3,496	115	(1,506)	11,248

Operating income	700	203	390	124	30	2	1,449
Income (loss) from equity investments	4	29	(6)	- -	- -	- -	27

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Six Months Ended June 30, 2013
	O&P –	O&P –
Millions of dollars	Americas	EAI	I&D	Refining	Technology	Other	Total
Sales and other operating revenues:
Customers	$4,619	$7,411	$4,413	$5,118	$211	$ - -	$21,772
Intersegment	1,876	97	86	427	55	(2,541)	- -

	6,495	7,508	4,499	5,545	266	(2,541)	21,772

Operating income (loss)	1,693	282	608	(33)	89	(8)	2,631
Income from equity investments	12	85	5	- -	- -	- -	102

	Six Months Ended June 30, 2012
	O&P –	O&P –
Millions of dollars	Americas	EAI	I&D	Refining	Technology	Other	Total
Sales and other operating revenues:
Customers	$4,587	$7,300	$4,587	$6,322	$175	$11	$22,982
Intersegment	2,045	173	183	377	59	(2,837)	- -

	6,632	7,473	4,770	6,699	234	(2,826)	22,982

Operating income	1,219	206	760	134	68	2	2,389
Income (loss) from equity investments	10	69	(6)	- -	- -	- -	73

Sales and other operating revenues and operating income in the “Other” column above include elimination of intersegment transactions.

Operating results for our O&P–Americas segment in the second quarter and first six months of 2012 include charges of $40 million and $81 million, respectively, related to the interim liquidation of LIFO inventory. Inventory levels, which were increased in the fourth quarter 2011 in preparation for a turnaround at our Channelview, Texas facility, decreased during the first six months of 2012 following the commencement of the turnaround. Operating results for the O&P–Americas segment also include a $71 million lower of cost or market inventory valuation adjustment in the second quarter and first six months of 2012. The O&P–EAI segment operating results for the first six months of 2012 include a $22 million impairment charge related to damage sustained at our LDPE plant in Wesseling, Germany resulting from an explosion in a reactor bay. Operating results for the second quarter and first six months of 2012 include benefits of $29 million, $18 million and $53 million associated with insurance settlements related to Hurricane Ike for the O&P–Americas, I&D, and Refining segments, respectively.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.	Subsequent Events

On July 16, 2013, LYB International Finance B.V. (“LYB Finance”), a direct, 100% owned finance subsidiary of LyondellBasell Industries N.V., as defined in Rule 3-10(b) of Regulation S-X, issued $750 million of 4% Notes due 2023 and $750 million of 5.25% Notes due 2043. These unsecured notes are fully and unconditionally guaranteed by LyondellBasell Industries N.V. Proceeds from these notes are expected to be used for general corporate purposes, including repurchases of our ordinary shares.

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

Our results for the second quarter and first six months of 2013 demonstrate our continued emphasis on strong financial and operational performance. Our focus on reliability is evidenced by our recent record of operating our North American olefins assets at or above nameplate capacity for several quarters. These operations benefit from advantaged feedstocks and thus strong reliability positively influenced earnings. In Europe, we managed costs and diversified our feedstock. We believe our strategy of focusing on costs and efficiency allows us to generate solid results even while facing challenges due to external factors. Significant items that affected our results during the second quarter and first six months of 2013 include:

•	Strong U.S. ethylene margins in the first six months of 2013, which benefited from the continued abundance of low cost, natural gas liquids (“NGLs”) supply;

•

Lower average cost of raw materials in Europe relative to the second quarter and first six months of 2012, which led to improved olefins margins, despite continued weak economic conditions in the region;

•	Lower I&D segment results due primarily to turnaround activity at several of our PO facilities and lower butanediol (“BDO”) margins; and

•

Refining segment margins were lower due to the increased cost to comply with the U.S. Environmental Protection Agency’s Renewable Fuel Standard and lower crude processing rates in the first six months of 2013 due to planned and unplanned maintenance during the first quarter of 2013.

Other noteworthy items since the beginning of the year include the following:

•	We increased the amount of the interim dividend paid on June 24, 2013 to shareholders of record on June 3, 2013 by 25 percent over our first quarter 2013 interim dividend;

•

We repurchased approximately 5.4 million ordinary shares during the second quarter under a share repurchase program following shareholder and Supervisory Board approval on May 22, 2013 to purchase up to 10 percent of our outstanding ordinary shares through open market or privately negotiated transactions, as determined by our Management Board, over a twelve month period;

•	Our credit rating was raised to investment grade by Moody’s Investor Service and by Standard & Poors;

•	We began construction of an ethylene expansion of our La Porte, Texas facility and a methanol plant restart in Channelview, Texas, and completed a butadiene expansion project in Europe;

•	In April 2013, we amended and restated our €450 million European Accounts Receivable Securitization facility to obtain more favorable terms and conditions and to extend the date of maturity;

•	In May 2013, we extended the maturity of our $2,000 million Senior Revolving Credit Facility by one year; and

•

In July 2013, our wholly owned subsidiary, LYB International Finance B.V., issued $1.5 billion of unsecured notes that were fully and unconditionally guaranteed by LyondellBasell Industries N.V., including $750 million of 4% Notes due 2023 and $750 million of 5.25% Notes due 2043.

Results of operations for the periods discussed are presented in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2013	2012	2013	2012
Sales and other operating revenues	$11,103	$11,248	$21,772	$22,982
Cost of sales	9,496	9,561	18,649	20,093
Selling, general and administrative expenses	208	201	421	424
Research and development expenses	35	37	71	76

Operating income	1,364	1,449	2,631	2,389
Interest expense	(70)	(411)	(141)	(510)
Interest income	5	2	7	6
Other income (expense), net	(9)	7	(3)	11
Income from equity investments	43	27	102	73
Provision for income taxes	410	306	767	607

Income from continuing operations	923	768	1,829	1,362
Income (loss) from discontinued operations, net of tax	4	- -	(2)	5

Net income	$927	$768	$1,827	$1,367

RESULTS OF OPERATIONS

Revenues—Revenues in the second quarter of 2013 decreased by $145 million, or 1%, relative to the second quarter of 2012. The largest elements of this change were lower refined product prices and volumes partially offset by higher polymer volumes in the O&P–EAI segment. For the first six months of 2013, revenues decreased by $1,210 million, or 5%, compared to the first six months of 2012. The decrease was primarily related to volume reductions due to major maintenance turnarounds at the refinery in the first quarter of 2013, and to a lesser extent, 2013 turnaround activities in the I&D segment.

Cost of Sales—Cost of sales decreased by $65 million and $1,444 million in the second quarter and first six months of 2013, respectively, compared to the same periods in 2012. Cost of sales in the second quarter and first six months of 2012 included a $100 million benefit associated with an insurance settlement related to Hurricane Ike, which affected the U.S. Gulf Coast in 2008. The benefit was partially offset by a $71 million lower of cost or market inventory valuation adjustment in our O&P–Americas segment in the second quarter and first six months of 2012.

Apart from the items discussed above, the decrease in costs of sales in the second quarter and first six months of 2013 largely reflected the lower costs of raw materials over the second quarter and first six months of 2012. North American olefins benefited from the lower prices of heavy liquids and NGL-based raw materials, while lower crude oil and naphtha prices benefited costs of sales for the Refining and O&P–EAI segments. Turnaround activities at our refinery during the first quarter of 2013 also contributed to the decrease in cost of sales for the first six months of 2013.

Operating Income— The decrease in second quarter 2013 operating income, compared to the second quarter 2012, primarily reflects lower refining and butadiene margins and lower results for some of our I&D businesses, particularly BDO and oxyfuels. These decreases were offset in part by higher volumes for U.S. olefins and worldwide commodity polyolefins, and by higher licensing revenues in our Technology segment.

Operating income increased in the first six months of 2013 largely due to higher olefins margins, higher volumes for our O&P–EAI segment’s commodity polyolefins businesses and higher licensing revenues in our Technology segment. The favorable impact of these results were partially offset by lower refining margins and lower crude processing rates for our refining segment and lower results for some of our I&D businesses, particularly BDO, and oxyfuels. Results for each of our business segments are reviewed further in the “Segment Analysis” section below.

Interest Expense—Interest expense decreased by $341 million and $369 million in the second quarter and first six months of 2013, respectively, compared to the second quarter and first six months of 2012. The decreases stem from the second quarter 2012 refinancing of most of our long-term debt to lower coupon notes. We paid $294 million of premiums and wrote off $18 million in capitalized debt issuance costs in connection with these refinancing activities. We also wrote off $17 million of capitalized debt issuance costs in May 2012 upon the termination of our U.S. asset-based revolving facility.

Income from Equity Investments—Income from equity investments increased $16 million in the second quarter of 2013 and $29 million in the first six months of 2013, compared to second quarter and first six months of 2012, respectively. The second quarter increase was mainly due to better operating results in several of our Asian joint ventures and in our polypropylene joint venture in Mexico. The improvement in the first six months of 2013 reflected higher sales volumes and margins from our Middle East joint ventures as well as in Asia and Mexico. Turnaround activities at our Al Waha joint venture during 2012 also contributed to the improved operating results in 2013. Results for the first six months of 2012 were negatively affected by planned maintenance activities at our HMC joint venture and unplanned outages at our Al Waha joint venture.

Income Tax—Our effective income tax rate for the second quarter of 2013 was 30.8% compared with 28.5% for the second quarter of 2012. For the first six months of 2013, our effective income tax rate was 29.5% compared with 30.8% in the first six months of 2012.

Our effective tax rate fluctuates based on, among other factors, pretax income in countries with varying statutory tax rates, the U.S. domestic production activity deduction, changes in valuation allowances and changes in unrecognized tax benefits. Compared with the second quarter of 2012, the effective tax rate for the second quarter of 2013 was higher primarily due to an increase in earnings in jurisdictions with higher statutory tax rates and taxable foreign exchange gains, which were partially offset by an increase in the U.S. domestic production activity deduction. Compared with the six months of 2012, the effective tax rate for the six months of 2013 was lower primarily due to an increase in the U.S. domestic production activity deduction, partially offset by an increase in earnings in jurisdictions with higher statutory tax rates.

Comprehensive Income—Comprehensive income increased by $624 million and $528 million in the second quarter and first six months of 2013, respectively, compared to the second quarter and first six months of 2012. The increases reflect higher net income in the 2013 periods, coupled with foreign currency translation adjustments arising from the financial statements of our non-U.S. subsidiaries with functional currencies other than the U.S. dollar. The predominant local currency of our operations outside of the United States is the Euro. Relative to the Euro, the value of the U.S. dollar has decreased during the second quarter of 2013 but increased during the first six months of 2013 and the second quarter and first six months of 2012, resulting in gains and losses as reflected on the Statements of Comprehensive Income.

Segment Analysis

Our continuing operations are divided into five reportable segments: O&P–Americas; O&P–EAI; I&D; Refining; and Technology.

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2013	2012	2013	2012
Sales and other operating revenues:
O&P–Americas segment	$3,251	$3,283	$6,495	$6,632
O&P–EAI segment	3,708	3,575	7,508	7,473
I&D segment	2,217	2,285	4,499	4,770
Refining segment	3,077	3,496	5,545	6,699
Technology segment	132	115	266	234
Other, including intersegment eliminations	(1,282)	(1,506)	(2,541)	(2,826)

Total	$11,103	$11,248	$21,772	$22,982

Operating income (loss):
O&P–Americas segment	$872	$700	$1,693	$1,219
O&P–EAI segment	189	203	282	206
I&D segment	285	390	608	760
Refining segment	(16)	124	(33)	134
Technology segment	39	30	89	68
Other, including intersegment eliminations	(5)	2	(8)	2

Total	$1,364	$1,449	$2,631	$2,389

Income (loss) from equity investments:
O&P–Americas segment	$8	$4	$12	$10
O&P–EAI segment	31	29	85	69
I&D segment	4	(6)	5	(6)

Total	$43	$27	$102	$73

Olefins and Polyolefins—Americas Segment

Overview—Operating results improved in the second quarter and first six months of 2013 reflecting the continued strong performance of our olefins business including the ongoing benefit from processing NGLs in the U.S. Ethylene produced from NGLs in North America is currently much lower in cost than that produced from crude oil-based liquids, which is the predominant feedstock used in the rest of the world.

Higher olefins sales volumes in the second quarter and first six months of 2013 reflect increased ethylene production compared to the 2012 periods, which were impacted by turnaround activity at our Channelview, Texas site. Higher olefins margins in the first six months of 2013 added to the benefit of this increased production, while second quarter 2013 margins were comparable to the same prior year period. Polyethylene results for the second quarter and first six months of 2013 reflected a slight improvement while polypropylene results were lower compared to the same 2012 periods.

Ethylene Raw Materials—Benchmark crude oil and natural gas prices generally have been indicators of the level and direction of the movement of raw material and energy costs for ethylene and its co-products in the O&P–Americas segment. Ethylene and its co-products are produced from two major raw material groups:

•	NGLs, principally ethane and propane, the prices of which are generally related to natural gas prices in the U.S.; and

•	crude oil-based liquids (“liquids” or “heavy liquids”), including naphtha, condensates and gas oils, the prices of which are generally related to crude oil prices.

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

Production economics for the industry favored NGLs throughout 2012 and have continued to favor NGLs into 2013. As a result, we further increased our use of NGLs and reduced liquids consumption at our U.S. plants. Approximately 90% of our U.S. ethylene production was produced from NGLs during the second quarter and first six months of 2013, compared to 85% during the second quarter and first six months of 2012. Based on current trends and assuming the price of crude oil remains at a high level relative to natural gas, we would expect production economics in the U.S. to continue to favor NGLs for the near and mid-term.

The following table shows the average U.S. benchmark prices for crude oil and natural gas for the applicable periods, as well as the U.S. benchmark sales prices for ethylene and propylene, which we produce and sell or consume internally. The table also shows the discounted U.S. benchmark sales prices for certain polyethylene and polypropylene products. These industry benchmark prices are third party estimates that are indicative of contract sales for some key product grades, but do not necessarily describe price trends for our full olefins or polymers product mixes. The benchmark weighted average cost of ethylene production, which reflects credits for co-product sales, is based on a third party consultant’s estimated ratio of heavy liquid raw materials and NGLs used in U.S. ethylene production.

	Average Benchmark Price and Percent Change Versus Prior Year Period Average
	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
Crude oil, dollars per barrel:
WTI	94.2	93.4	1%	94.3	98.2	(4)%
LLS	104.6	108.2	(3)%	109.1	114.0	(4)%
Natural gas (Henry Hub), dollars per million BTUs	4.2	2.3	81%	3.9	2.5	56%
United States, cents per pound:
Weighted average cost of ethylene production	15.7	18.4	(15)%	14.7	23.4	(37)%
Ethylene	46.3	46.9	(1)%	47.2	50.9	(7)%
Polyethylene (high density)	68.7	63.0	9%	67.7	65.0	4%
Propylene - polymer grade	63.3	65.7	(4)%	69.2	67.2	3%
Polypropylene	76.2	76.7	(1)%	82.1	78.9	4%

The following table sets forth the O&P–Americas segment’s sales and other operating revenues, operating income, income from equity investments and selected product sales volumes.

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2013	2012	2013	2012
Sales and other operating revenues	$3,251	$3,283	$6,495	$6,632
Operating income	872	700	1,693	1,219
Income from equity investments	8	4	12	10

Production volumes, in millions of pounds
Ethylene	2,412	2,134	4,749	4,122
Propylene	529	615	1,153	1,148
Sales volumes, in millions of pounds
Polyethylene	1,389	1,327	2,785	2,698
Polypropylene	637	634	1,202	1,283

Revenues—Revenues for our O&P–Americas segment decreased by $32 million, or 1%, in the second quarter of 2013 compared to second quarter of 2012 and by $137 million, or 2%, in the first six months of 2013 compared to the first six months of 2012.

In both the second quarter and first six months of 2013 periods, lower average sales prices were responsible for revenue decreases of 4%, compared to the respective prior year periods. The average sales prices for ethylene and polyethylene were lower in the first six months of 2013, largely reflecting the lower costs of raw materials.

These decreases were partially offset by higher sales volumes, particularly olefins and polyethylene, resulting in 3% and 2% increases in revenues for the second quarter and first six months of 2013, respectively, compared to the corresponding 2012 periods, which were impacted by a turnaround at our Channelview, Texas facility. Increased production volumes and opportunistic spot sales as a result of competitor outages were largely responsible for the increase in olefins sales volumes in the second quarter and first six months of 2013 compared to the prior year periods. Increased demand for polyethylene in U.S. markets also contributed to the higher sales volumes in the second quarter and first six months of 2013. Polypropylene sales volumes were lower in the first six months of 2013, largely due to operating issues at one of our plants and delays in customer purchases in response to the increasing cost of propylene.

Operating Income—Operating income for the O&P–Americas segment increased by $172 million and $474 million in the second quarter and first six months of 2013, respectively, compared to the corresponding periods in 2012. Operating results for the second quarter and first six months of 2012 included a $71 million charge related to a lower of cost or market inventory valuation adjustment, partially offset by a $29 million benefit associated with an insurance settlement related to Hurricane Ike.

Stronger olefins results and a slight improvement in polyethylene results in the second quarter and first six months of 2013 were partly offset by a decrease in polypropylene results. The improvement in olefins results in the second quarter of 2013 reflect higher volumes, while margins remained relatively unchanged from the second quarter of 2012, as decreases in the costs of heavy liquids and NGLs substantially offset the impact of lower co-product prices, which were stronger than typical in 2012. Olefins results for the first six months of 2013 reflect higher margins and volumes compared to the first six months of 2012. The improvement in olefins margins during the first six months of 2013 reflects our lower feedstock costs.

Although polypropylene volumes and margins improved during the second quarter of 2013, results remained below the second quarter and first six months of 2012 due to lower price spreads over propylene and the impact of planned and unplanned maintenance on volumes and costs. Results for polyethylene were slightly better in the second quarter and first six months of 2013 compared to the prior year periods due to higher sales volumes and in the second quarter of 2013, improved price spreads over ethylene.

Olefins and Polyolefins—Europe, Asia and International Segment

Overview—Although we have seen better results in the first half of 2013 compared to the same time period in 2012, market conditions remain weak in Europe. These industry conditions are expected to continue for the remainder of the year.

Second quarter 2013 operating results reflect lower olefins margins, particularly butadiene, offset in part by better results for commodity polyolefins and PP compounding margins, compared to the second quarter of 2012. Operations during the latter part of the second quarter were impacted by a scheduled maintenance turnaround and the delayed restart of our butadiene plant in Wesseling, Germany. In addition, outages related to unscheduled maintenance occurred at two of our olefins crackers late in the quarter, one of which continued through mid-July. An improvement in results across all businesses in the first six months of 2013 over those seen in the same period in 2012 reflect higher olefins and PP compounding margins coupled with higher sales volumes for commodity polyolefins.

Ethylene Raw Materials—In Europe, heavy liquids are the primary raw materials for our ethylene production.

The following table shows the average Western Europe benchmark prices for Brent crude oil for the applicable periods, as well as benchmark Western Europe prices for ethylene and propylene, which we produce and consume internally or purchase from unrelated suppliers, and discounted prices for certain polyethylene and polypropylene products. These industry benchmark prices are third party estimates that are indicative of contract sales for some key product grades, but do not necessarily describe price trends for our full olefins or polymers product mixes.

	Average Benchmark Price and Percent Change Versus Prior Year Period Average
	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
Brent crude oil, dollars per barrel	103.4	108.8	(5)%	107.8	113.5	(5)%
Western Europe benchmark prices, €0.01 per pound:
Weighted average cost of ethylene production	29.3	31.7	(8)%	32.7	38.5	(15)%
Ethylene	54.4	58.6	(7)%	56.5	56.8	(1)%
Polyethylene (high density)	56.8	60.9	(7)%	59.0	59.7	(1)%
Propylene	47.9	54.1	(11)%	49.3	52.1	(6)%
Polypropylene (homopolymer)	56.1	60.4	(7)%	57.6	59.2	(3)%

Average exchange rate, $US per €	1.31	1.28	2%	1.31	1.30	1%

The following table sets forth the O&P–EAI segment’s sales and other operating revenues, operating income, income from equity investments and selected product production and sales volumes. Production volumes are based on the actual production in the time period.

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2013	2012	2013	2012
Sales and other operating revenues	$3,708	$3,575	$7,508	$7,473
Operating income	189	203	282	206
Income from equity investments	31	29	85	69

Production volumes, in millions of pounds
Ethylene	991	930	1,903	1,875
Propylene	610	561	1,187	1,118
Sales volumes, in millions of pounds
Polyethylene	1,314	1,130	2,520	2,450
Polypropylene	1,821	1,433	3,478	3,047

Revenues—Revenues increased by $133 million, or 4%, in the second quarter of 2013 compared to second quarter of 2012, and by $35 million, or less than 1%, in the first six months of 2013 compared to the first six months of 2012.

Higher sales volumes were responsible for revenue increases of 6% and 1% in the second quarter and first six months of 2013, respectively, over the corresponding 2012 periods. The second quarter increase reflected slight improvement in European market demand. Lower butadiene volumes related to a second quarter 2013 turnaround partly offset the ethylene, propylene, and polymer volume improvements.

Lower average sales prices reduced revenues by 2% in the second quarter of 2013, primarily due to the lower costs of raw materials. A small increase in the U.S. dollar/Euro foreign exchange rate mitigated some of a 3% average Euro-based price decline. For the first six months of 2013 versus the corresponding prior year period, favorable foreign exchange effects fully offset lower Euro-based prices. There was no significant price component of the revenue change.

Operating Income—Operating results for the O&P–EAI segment decreased by $14 million in the second quarter of 2013 compared to the second quarter of 2012 and increased by $76 million in the first six months of 2013 compared to the same period in 2012. Operating results for the first six months of 2012 included a $22 million charge for impairment of assets related to damage of our LDPE plant in Wesseling, Germany that resulted from an explosion in a reactor bay and other costs associated with that event.

Second quarter 2013 operating results reflected a decrease in olefins results due to butadiene margins that were significantly lower than those seen in the second quarter of 2012. Weak demand for butadiene, largely stemming from the slowdown of the tire manufacturing industry, resulted in a global decrease in average sales prices in the second quarter and first six months of 2013 compared to a very strong first half of 2012. The maintenance activities discussed above also contributed to the decrease in second quarter 2013 operating results. In the first six months of 2013, segment operating results were better than the prior year period as improved cracker margins more than offset the lower butadiene margins discussed above. Lower average naphtha feedstock prices and increased benefits from LPG cracking in the first half of 2013 contributed to the improved cracker margins compared to the 2012 periods. Naphtha prices decreased during most of the first six months of 2013 compared to 2012 when they peaked at the end of the first quarter.

Results for commodity polyolefins improved in the second quarter and first six months of 2013, primarily due to higher sales volumes. Higher PP compounding results in the second quarter and first six months of 2013 reflected higher margins as decreases in the cost of raw materials, polypropylene, outpaced decreases in average sales prices. Polybutene-1 results were relatively unchanged in the second quarter and first six months of 2013 compared to the same periods in 2012.

Intermediates and Derivatives Segment

Overview—Operating results in the second quarter and first six months of 2013 were lower relative to the second quarter and first six months of 2012 when oxyfuels results were exceptionally strong. Decreases in earnings in the second quarter and first six months of 2013 for PO derivatives, particularly BDO, oxyfuels and acetyls were offset in part by higher margins for ethylene glycol and in the first six months of 2013, styrene. Results were also negatively impacted during the 2013 periods by scheduled and unscheduled maintenance.

The following table sets forth the I&D segment’s sales and other operating revenues, operating income, income (loss) from equity investments and selected product production and sales volumes. Production volumes are based on actual production in the time period. In addition, the table shows MTBE margins in Northwest Europe (“NWE”).

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2013	2012	2013	2012
Sales and other operating revenues	$2,217	$2,285	$4,499	$4,770
Operating income	285	390	608	760
Income (loss) from equity investments	4	(6)	5	(6)

Sales volumes, in millions of pounds
PO and derivatives	665	743	1,348	1,517
EO and derivatives	277	275	537	587
Styrene	589	678	1,292	1,382
Acetyls	470	444	901	933
TBA intermediates	357	448	791	910

Sales volumes, in millions of gallons
MTBE/ETBE	235	189	420	394

Market margins, cents per gallon
MTBE—NWE	88.4	122.0	96.6	123.6

Revenues—Revenues decreased by $68 million, or 3%, in the second quarter of 2013 compared to the second quarter of 2012 and by $271 million, or 6%, in the first six months of 2013 compared to the prior year period.

Higher sales volumes increased revenues by 2% in the second quarter of 2013 compared to second quarter of 2012. Increased oxyfuels volumes, including an increase in new business in South America and Eastern Europe, more than offset turnaround-related volume reductions in styrene and TBA derivatives. Lower average sales prices, particularly for oxyfuels and BDO, were responsible for revenue decreases of 5% in the second quarter of 2013. Oxyfuels sales prices in the second quarter of 2013 reflected reduced spreads over gasoline relative to a supply-constrained market in the prior year period, as well as lower gasoline prices. BDO prices declined on lower European demand due to weak economic conditions and an oversupplied Asian market. These decreases were partially offset by higher styrene average sales prices primarily due to supply constraints from industry outages.

For the first six months of 2013, lower sales volumes reduced revenues by 5% versus the first six months of 2012. Acetyls volumes were lower due to the first quarter downtime of a feedstock supplier, and reduced EO/EG volumes resulted from a first quarter turnaround. Styrene and TBA derivatives volumes were also lower, mainly reflecting turnarounds in the second quarter of 2013. Lower product prices reduced revenues by 1% compared to the first six months of 2012, primarily due to decreases in oxyfuels sales prices.

Operating Income—Operating income decreased by $105 million in the second quarter of 2013 and by $152 million in the first six months of 2013, compared to the corresponding 2012 periods, which included an $18 million benefit related to an insurance settlement associated with Hurricane Ike.

Operating results for the second quarter and first six months of 2013 primarily reflect lower PO and derivatives results and lower oxyfuels and acetyls margins, offset in part by higher ethylene glycol and styrene margins.

The reduction in PO and derivatives results in the second quarter and first six months of 2013 was primarily due to weaker market demand for BDO and solvents, which resulted in lower sales volumes, and the above mentioned constraints of scheduled and unscheduled maintenance. In addition to the decrease in BDO sales volumes, the lower average sales prices discussed above led to margins in the second quarter and first six months of 2013 that were lower compared to the strong margins seen in 2012. The decrease in solvents sales volumes reflects a return to more normal levels from a very strong 2012 period.

Lower oxyfuels results in the second quarter and first six months of 2013 primarily reflect lower margins relative to the exceptionally strong margins in 2012 due to industry supply constraints. These decreases were partially offset by higher sales volumes due to increased business in South America and Eastern Europe discussed above. Results for the remaining businesses were relatively unchanged in the second quarter of 2013 as higher acetyls and ethylene glycol volumes were offset by lower TBA derivatives volumes due to scheduled maintenance. Operating results for ethylene glycol and styrene, which also improved in the first six months of 2013 compared to the first six months of 2012 reflected better margins. Ethylene glycol margins reflect higher average sales prices in Asia coupled with the lower ethylene feedstock price while styrene margins reflect increases in average sales prices due to industry supply constraints and scheduled outages that have outpaced the rising cost of one of its feedstocks, benzene.

Refining Segment

Overview—Operating results in the second quarter and first six months of 2013 reflect lower margins than seen in the same periods in 2012 due to decreases in the average differential between light and heavy crude oils. Margins were also negatively affected by the significantly higher costs in 2013 for renewable identification numbers (“RINs”), a government established credit used to show compliance in meeting the EPA’s Renewable Fuel Standard. A scheduled maintenance turnaround and unscheduled maintenance during the first quarter of 2013 also contributed to a reduction in our results for the first six months of 2013.

The following table sets forth the Refining segment’s sales and other operating revenues, operating income (loss) and U.S. market refining margins for the applicable periods. Light Louisiana Sweet, or “LLS” is a light crude oil, while “Maya” is a heavy crude oil.

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2013	2012	2013	2012
Sales and other operating revenues	$3,077	$3,496	$5,545	$6,699
Operating income (loss)	(16)	124	(33)	134

Heavy crude oil processing rates, thousands of barrels per day	265	267	219	263

Market margins, dollars per barrel
Light crude oil – 2-1-1	11.54	14.04	10.70	11.71
Light crude oil – Maya differential	6.95	9.12	8.95	9.84

Total Maya 2-1-1	18.49	23.16	19.65	21.55

Revenues—Revenues decreased by $419 million, or 12%, in the second quarter of 2013 and by $1,154 million, or 17%, in the first six months of 2013, compared to the same periods in 2012.

Lower sales volumes in the second quarter and first six months of 2013 were responsible for revenue decreases of 3% and 14%, respectively. The lower sales volumes in the first six months of 2013 reflect a 17% decrease in crude processing rates, mainly due to scheduled and unscheduled maintenance turnarounds during the first quarter of 2013.

Lower average refined product prices were responsible for revenue decreases of 9% and 3% in the second quarter and first six months of 2013, respectively, compared to the corresponding 2012 periods. The lower 2013 product prices reflect lower prices for crude oil feedstocks and, in the second quarter of 2013, lower prices for refinery byproducts relative to crude oil.

Operating Income (Loss)—Operating results for the second quarter and first six months of 2013 decreased by $140 million and $167 million, respectively, compared to the corresponding prior year periods of 2012. The decreases in operating results for the second quarter and first six months of 2013 were attributable to lower refining margins and in the first six months of 2013, lower crude processing rates.

Decreases in the average differential between the cost of heavy and light crude oils and the increased cost of RINs contributed to the lower 2013 refining margins. The cost of RINs increased $38 million and $56 million, respectively, in the second quarter and first six months of 2013 compared to the respective 2012 periods.

Operating results for the 2012 periods benefited from a $53 million insurance settlement related to damages associated with Hurricane Ike.

Technology Segment

The following table sets forth the Technology segment’s sales and other operating revenues and operating income.

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2013	2012	2013	2012
Sales and other operating revenues	$132	$115	$266	$234
Operating income	39	30	89	68

Operating Results—Operating results for the second quarter and first six months of 2013 increased over the same periods in 2012 primarily due to higher revenues recognized from a one time, lump-sum settlement in the second quarter of 2013 associated with a process license agreement entered into in a prior year. Our second quarter 2013 results also benefited from the improvement in catalyst results over those seen in the second quarter of 2012.

Higher licensing and services revenues contributed 6% and 12% to the increases in revenues in the second quarter and first six months of 2013, respectively, compared to the prior year periods. An increase in catalyst sales volumes accounted for a revenue increase of 5% in the second quarter of 2013 compared to the second quarter of 2012 while lower catalyst sales volumes resulted in a 5% decrease in revenues in the first six months of 2013 compared to the first six months of 2012. Improvements in catalyst sales prices in the second quarter and first six months of 2013 increased revenues by 3% and 7%, respectively, relative to the prior year periods, including increases of 1% for both periods due to favorable foreign exchange rates.

FINANCIAL CONDITION

Operating, investing and financing activities of continuing operations, which are discussed below, are presented in the following table:

	Six Months Ended June 30,
Millions of dollars	2013	2012
Source (use) of cash:
Operating activities	$2,063	$1,417
Investing activities	(797)	(430)
Financing activities	(760)	(85)

Operating Activities—Cash of $2,063 million provided in the first six months of 2013 primarily reflected earnings, adjusted for non-cash items, offset in part by certain payments related to income taxes; property taxes; sales rebates; employee bonuses; vendor prepayments; and cash used by the main components of working capital – accounts receivable, inventories and accounts payable. Also contributing to cash flow were $224 million of refunds of VAT from prior periods that were received from Italian tax authorities in the second quarter of 2013.

The $201 million of cash used by the main components of working capital in the first six months of 2013 reflects increases of $143 million, $151 million, and $93 million in accounts receivable, inventories, and accounts payable, respectively. The increase in accounts receivable at the end of the second quarter, compared to year end 2012, reflects an increase in sales volumes for our O&P–EAI and I&D segments, offset in part by lower Refining segment sales volumes and higher collections. Inventories increased due to a build in crude oil in the Refining segment from the low levels seen at the end of 2012 and an accumulation of U.S. polyethylene inventories in preparation for a turnaround scheduled to begin in the third quarter of 2013. An increase in raw material purchases by our O&P–EAI and Refining segments at the end of the second quarter contributed to the increase in accounts payable.

The $1,417 million of cash provided in the first six months of 2012 primarily reflected earnings, adjusted for non-cash items, proceeds received from income tax refunds and an insurance settlement, and higher distributions from our joint ventures. These increases were partially offset by cash used by the main components of working capital and certain payments related to sales rebates, employee bonuses, property taxes, company contributions to our pension plans and premiums and other fees related to prepayments of debt.

The $880 million of cash used by the main components of working capital in the first six months of 2012 reflected increases of $156 million and $379 million in accounts receivable and inventories, respectively, and a decrease of $345 million in accounts payable. The increase in accounts receivable primarily reflected higher sales for the second quarter 2012, particularly in our O&P–EAI, I&D and Refining segments, compared to the fourth quarter 2011. In late 2011, sales volumes for the O&P–EAI and I&D segments were negatively affected by economic weakness and turnaround activities, respectively. The increase in inventories reflects the buildup of inventories, particularly for polyolefins, due to weak demand in Europe, preparation for future turnarounds, and the increase in spot purchases during the second quarter 2012 to take advantage of low crude pricing. Falling raw material prices in 2012 were the primary drivers of the decrease in accounts payable.

Investing Activities—Cash of $797 million and $430 million used in investing activities in the first six months of 2013 and 2012, respectively, primarily reflects capital expenditures. The expenditures in 2013 were used to fund turnaround activities at several sites, debottlenecks of certain assets to enhance production, the purchase of railcars, construction of our methanol plant restart at our Channelview, Texas site and other expansion projects. The level of our capital expenditures for major profit-generating projects and turnarounds in the first half of 2013 increased over the same period in 2012.

The following table summarizes capital expenditures for the periods presented:

	Six Months Ended June 30,
Millions of dollars	2013	2012
Capital expenditures by segment:
O&P–Americas	$244	$237
O&P–EAI	109	99
I&D	247	42
Refining	160	65
Technology	13	17
Other	5	1

Consolidated capital expenditures of continuing operations	$778	$461

Financing Activities—Financing activities used cash of $760 million and $85 million in the first six months of 2013 and 2012, respectively. During the first six months of 2013, we made dividend payments totaling $490 million and payments of $270 million to repurchase ordinary shares.

In the first six months of 2012, we received $3,000 million of proceeds from the issuance of our 5% senior notes due 2019 and 5.75% senior notes due 2024 and entered into a $2,000 million Senior Revolving Credit Facility. We paid bank fees totaling $50 million in connection with these transactions. We also repaid $2,676 million of senior notes due 2017 and 2018 and paid premiums totaling $294 million, which are reflected in operating cash flows. In addition, we paid dividends totaling $373 million during the first six months of 2012.

Liquidity and Capital Resources—As of June 30, 2013, we had unrestricted cash and cash equivalents of $3,233 million. In addition, we had total unused availability under our credit facilities of $3,461 million at June 30, 2013, which included the following:

•  $1,878 million under our $2,000 million revolving credit facility, which is net of outstanding borrowings and outstanding letters of credit provided under the facility. At June 30, 2013, we had $119 million of outstanding letters of credit and no outstanding borrowings under the facility.

•  $1,000 million under our $1,000 million U.S. accounts receivable securitization facility. Availability under this facility is subject to a borrowing base of eligible receivables, which is reduced by outstanding borrowings and letters of credit, if any. There were no outstanding borrowings or letters of credit at June 30, 2013.

•  €435 million and $19 million (totaling approximately $583 million) under our €450 million European accounts receivable securitization facility. Availability under this facility is subject to a borrowing base, net of outstanding borrowings. There were no outstanding borrowings under this facility at June 30, 2013.

In addition to the letters of credit issued under our committed revolving credit facility, we also have outstanding letters of credit and bank guarantees totaling $217 million at June 30, 2013.

At June 30, 2013, we had total debt, including current maturities, of $4,421 million.

On July 16, 2013, our direct, 100% owned subsidiary, LYB International Finance B.V., issued $750 million of 4% Notes due 2023 and $750 million of 5.25% Notes due 2043 at discounted prices of 98.678% and 97.004%, respectively. Proceeds from these notes are expected to be used for general corporate purposes, including repurchases of our ordinary shares. Interest payments under these notes commence on January 15, 2014. These unsecured notes, which are fully and unconditionally guaranteed by LyondellBasell Industries N.V., rank equally in right of payment to all of LYB International Finance B.V.’s existing and future unsecured indebtedness and to all of LyondellBasell’s existing and future unsubordinated indebtedness. These notes may be redeemed or repaid at any time and from time to time prior to maturity at an amount equal to the greater of 100% of the principal amount of the notes redeemed and repaid, and the sum of the present values of the remaining scheduled payments of principal and interest on the notes to be redeemed (exclusive of interest accrued to the date of redemption) discounted to the date of redemption on a semi-annual basis at the applicable Treasury Yield plus 25 basis points in the case of the 4% Notes due 2023 and plus 30 basis points in the case of the 5.25% Notes due 2043.

In May 2013, we obtained an amendment to our $2,000 million revolving credit facility to extend its maturity date by one year to May 2018.

In April 2013, we amended and restated our €450 million European receivables securitization facility to obtain more favorable terms and conditions, including reduced pricing, and to extend the maturity date of the facility to April 2016.

In May 2013, we announced that our shareholders and Supervisory Board approved a share repurchase program under which we may repurchase up to 10% of our shares outstanding over the next twelve months, for a total of approximately 57.6 million shares. Our share repurchase program does not have a stated dollar amount, and purchases may be made through open market purchases, private market transactions or other structured transactions. Repurchased shares may be retired or used for general corporate purposes, including for various employee benefit and compensation plans. Pursuant to this program, in the second quarter we purchased 5,362,200 shares for approximately $360 million. As of July 24, 2013, we had approximately 48.1 million shares remaining under the current authorization. The timing and amount of additional shares repurchased will continue to be determined by our Management Board based on its evaluation of market conditions and other factors.

We may repay or redeem our debt, including purchases of our outstanding bonds in the open market, using cash on hand, cash from operating activities, proceeds from the issuance of additional debt, proceeds from asset divestitures, or a combination thereof. We plan to finance our ongoing working capital, capital expenditures, debt service and other funding requirements with cash from operations, which could be affected by general economic, financial, competitive, legislative, regulatory, business and other factors, many of which are beyond our control. Cash on hand, cash from operating activities, proceeds from the issuance of debt, or a combination thereof, may be used to fund the repurchase of shares under our share repurchase program.

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

CURRENT BUSINESS OUTLOOK

Business conditions similar to those seen in the first half of 2013 are generally expected to continue in the near term. Our O&P–Americas and I&D segments are expected to continue to benefit from favorable shale gas developments. A turnaround scheduled at our Clinton, Ohio site in the third quarter of 2013 is expected to offset some of this benefit in O&P–Americas. I&D results are expected to be favorably impacted following the completion of the second quarter 2013 turnarounds of several of our PO facilities. While our O&P–EAI business experienced sequential improvement from the latter part of 2012, overall economic and industry conditions are expected to remain challenging. Although the refining industry remains challenged and RINs costs are significant, results for our Refining segment are expected to improve over that seen during the first half of 2013.

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

•

uncertainties associated with worldwide economies could create reductions in demand and pricing, as well as increased counterparty risks, which could reduce liquidity or cause financial losses resulting from counterparty default;

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

•	if we are unable to comply with the terms of our credit facilities, indebtedness and other financing arrangements, those obligations could be accelerated, which we may not be able to repay; and

•

we may be unable to incur additional indebtedness or obtain financing on terms that we deem acceptable, including for refinancing of our current obligations; higher interest rates and costs of financing would increase our expenses.

Any of these factors, or a combination of these factors, could materially affect our future results of operations and the ultimate accuracy of the forward-looking statements. These forward-looking statements are not guarantees of future performance, and our actual results and future developments may differ materially from those projected in the forward-looking statements. Our management cautions against putting undue reliance on forward-looking statements or projecting any future results based on such statements or present or prior earnings levels.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market and regulatory risks is described in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2012. Our exposure to such risks has not changed materially in the six months ended June 30, 2013.

Item 4. CONTROLS AND PROCEDURES

As of June 30, 2013, with the participation of our management, our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) carried out an evaluation, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the Act), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of June 30, 2013.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Environmental Matters

From time to time we and our joint ventures receive notices or inquiries from federal, state or local governmental entities regarding alleged violations of environmental laws and regulations pertaining to, among other things, the disposal, emission and storage of chemical and petroleum substances, including hazardous wastes. Item 103 of the SEC’s Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and the proceedings involve potential monetary sanctions that we reasonably believe could exceed $100,000. The matter below is disclosed pursuant to that requirement.

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

Item 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in Item 1A of our 2012 Annual Report on Form 10-K except as set forth below.

LyondellBasell Industries N.V. (“LyondellBasell N.V.”) intends to operate in a manner to be treated as resident in the U.K. for tax purposes, but if the U.K. and Dutch tax authorities do not agree to treat it as tax resident solely in the U.K., this could have an adverse impact on us.

LyondellBasell N.V. is not a company incorporated in the U.K. Therefore, whether it is resident in the U.K. for tax purposes will depend on whether its “central management and control” is located (in whole or in part) in the U.K. The test of “central management and control” is largely a question of fact and degree based on all the circumstances. Even if its “central management and control” is in the U.K. as currently planned, LyondellBasell N.V. will be resident in The Netherlands for Dutch corporate income tax and Dutch dividend withholding tax purposes on the basis that it is incorporated there. Nonetheless, LyondellBasell N.V. will be regarded as solely resident in either the U.K. or The Netherlands under The Netherlands-U.K. tax treaty if the U.K. and Dutch competent authorities agree that this is the case. LyondellBasell N.V. is seeking a ruling on this question, which requires a joint decision from the U.K. and Dutch competent authorities. LyondellBasell N.V. believes that it is likely that the U.K. and Dutch competent authorities will rule that LyondellBasell N.V. should be treated as solely resident in the U.K. The outcome of that process, however, cannot be guaranteed. If there is a change over time to the facts upon which a ruling issued by the competent authorities is based, the ruling may be withdrawn.

Unless and until the U.K. and the Dutch competent authorities rule that LyondellBasell N.V. should be treated as solely resident in the U.K. for the purposes of The Netherlands-U.K. tax treaty, The Netherlands will be allowed to levy corporate income tax and impose Dutch dividend withholding taxes on LyondellBasell N.V. as a Dutch-tax-resident taxpayer

Legislative and regulatory action could materially and adversely affect us.

Our tax position could be adversely impacted by changes in tax laws, tax treaties or tax regulations or the interpretation or enforcement thereof by the U.K., U.S., Dutch or any other tax authority. For example, legislative proposals have been introduced in the U.S. Congress that would broaden the circumstances under which a non-U.S.

corporation would be treated as a U.S. corporation for U.S. federal tax purposes. Such a proposal, if ultimately enacted, could materially and adversely affect our expected effective tax rate and cash tax position. Further, if proposals were enacted that change the U.K. taxation of multinational groups or had the effect of limiting our ability to take advantage of tax treaties between the U.K. and other jurisdictions, including the U.S. and The Netherlands, we could be subjected to increased taxation. In addition, any future amendments to the current income tax treaties between the U.K. and the U.S. or the U.K. and The Netherlands could subject us to increased taxation. We cannot predict, however, the outcome of any specific legislative or regulatory proposals or tax treaty changes.

The proposed migration of our residency for tax purposes will result in additional direct and indirect costs, even if it is not completed.

Although we do not expect these costs to be material, we will incur additional direct costs as a result of the proposed migration of our residency for tax purposes. We expect to expand our presence in the U.K. with additional finance and regulatory professionals. We expect to hold our regular Supervisory Board and Management Board meetings in the U.K. We also expect to incur costs and expenses, including professional fees, to comply with U.K. tax laws. In addition, we expect to incur attorneys’ fees and accountants’ fees in connection with the proposed migration, even if it is not ultimately completed. The proposed migration of our residency for tax purposes also may negatively affect us by diverting attention of our management and employees from our operating business during the period of implementation and by increasing other administrative costs and expenses.

LyondellBasell N.V. may choose to abandon or delay its proposed migration of residency for tax purposes.

LyondellBasell N.V. may abandon or delay its proposed migration of residency for tax purposes at any time prior to receiving a ruling from the competent tax authorities. While LyondellBasell N.V. currently expects to complete the proposed migration as soon as practicable, its Management Board may determine to delay the proposed migration for a period of time or may abandon the proposed migration because it is determined that completing the proposed migration is no longer in LyondellBasell N.V.‘s best interests or the best interests of its stakeholders or may not result in the expected benefits. Additionally, LyondellBasell N.V. may not be able to obtain the requisite ruling from the competent tax authorities.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2013, we issued 1,850 shares upon exercise of warrants. We received total proceeds of $24,152 from the exercise. The warrants originally were issued on April 30, 2010 with an exercise price of $15.90 per share. Pursuant to the terms of the warrant agreements, the exercise price was adjusted to $13.765 on November 25, 2011 as a result of the payment of our special dividend on December 16, 2011 and further adjusted to $13.055 on November 19, 2012 as a result of the payment of our special dividend on December 11, 2012.

The issuance of the warrants and the shares issued upon exercise of the warrants were exempt from the registration requirements of Section 5 of the Securities Act and any other applicable laws pursuant to Section 1145 of the Bankruptcy Code, which generally exempts distributions of securities in connection with plans of reorganization.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering.

Issuer Purchases of Equity Securities

			Total Number of	Maximum Number (or
			Shares Purchased	Approximate Dollar Value)
	Total Number		as Part of Publicly	of Shares That May Yet
	of Shares	Average Price	Announced Plans	Be Purchased Under the
Period	Purchased (1)	Paid per Share (1)	or Programs (2)	Plans or Programs (2)
April 1 – April 30	- -	- -	- -	- -
May 1 – May 31	- -	- -	- -	- -
June 1 – June 30	5,450,593	$67.10	5,362,200	52,222,038

Total	5,450,593	$67.10	5,362,200	52,222,038

(1)

In addition to shares purchased pursuant to our publicly announced program described below, the total number of shares purchased includes 88,393 shares withheld to satisfy withholding tax obligations upon the vesting of employee restricted stock. The average price for the shares withheld in satisfaction of employee withholding taxes was $64.12. The average price for the shares repurchased pursuant to the publicly announced program includes commissions.

(2)

On May 22, 2013, we publicly announced that our shareholders and Supervisory Board had approved a share repurchase program of up to 57,584,238 of our ordinary shares through May 21, 2014. The maximum number of shares that may yet be purchased is not necessarily an indication of the number of shares that will ultimately be purchased.

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

LYONDELLBASELL INDUSTRIES N.V.

Date: July 26, 2013	/s/ William B. Allen, Jr.
William B. Allen, Jr.
Vice President, Finance (Principal Accounting Officer)