Form 10-Q
period 2013-09-30
LyondellBasell Industries N.V.
filed 2013-10-29
CIK 1489393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

(Addresses of registrant’s principal executive offices)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [x] No [     ]

The registrant had 553,627,113 ordinary shares, €0.04 par value, outstanding at October 25, 2013 (excluding 24,804,902 treasury shares).

LYONDELLBASELL INDUSTRIES N.V.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions of dollars, except earnings per share	2013	2012	2013	2012
Sales and other operating revenues:
Trade	$10,871	$11,009	$32,115	$33,461
Related parties	281	264	809	794

	11,152	11,273	32,924	34,255
Operating costs and expenses:
Cost of sales	9,690	9,670	28,339	29,763
Selling, general and administrative expenses	220	236	641	660
Research and development expenses	35	39	106	115

	9,945	9,945	29,086	30,538
Operating income	1,207	1,328	3,838	3,717
Interest expense	(81)	(71)	(222)	(581)
Interest income	5	4	12	10
Other income (expense), net	1	(7)	(2)	4

Income from continuing operations before equity investments and income taxes	1,132	1,254	3,626	3,150
Income from equity investments	61	32	163	105

Income from continuing operations before income taxes	1,193	1,286	3,789	3,255
Provision for income taxes	339	435	1,106	1,042

Income from continuing operations	854	851	2,683	2,213
Loss from discontinued operations, net of tax	(3)	(7)	(5)	(2)

Net income	851	844	2,678	2,211
Net loss attributable to non-controlling interests	2	2	5	5

Net income attributable to the Company shareholders	$853	$846	$2,683	$2,216

Earnings per share:
Net income (loss) attributable to the Company shareholders —
Basic:
Continuing operations	$1.52	$1.48	$4.70	$3.85
Discontinued operations	(0.01)	(0.01)	(0.01)	- -

	$1.51	$1.47	$4.69	$3.85

Diluted:
Continuing operations	$1.51	$1.47	$4.67	$3.83
Discontinued operations	(0.01)	(0.01)	(0.01)	- -

	$1.50	$1.46	$4.66	$3.83

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2013	2012	2013	2012
Net income	$851	$844	$2,678	$2,211
Other comprehensive income, net of tax –
Defined benefit pension and other postretirement plans:
Prior service cost arising during the period	- -	(2)	(2)	- -
Reclassification adjustment for amortization of prior service cost included in net income	1	2	3	2
Reclassification adjustment for net actuarial loss included in net income	7	6	21	18

Defined benefit pension and other postretirement plans, before tax	8	6	22	20
Income tax expense	2	2	8	6

Defined benefit pension and other postretirement plans, net of tax	6	4	14	14

Foreign currency translations adjustments:
Unrealized net change arising during the period	198	184	94	11
Income tax benefit	(2)	- -	(4)	(1)

Foreign currency translations, net of tax	200	184	98	12

Total other comprehensive income	206	188	112	26

Comprehensive income	1,057	1,032	2,790	2,237
Comprehensive loss attributable to non-controlling interests	2	2	5	5

Comprehensive income attributable to the Company shareholders	$1,059	$1,034	$2,795	$2,242

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED BALANCE SHEETS

Millions of dollars	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$4,414	$2,732
Restricted cash	4	5
Accounts receivable:
Trade, net	3,766	3,720
Related parties	275	184
Inventories	5,382	5,075
Prepaid expenses and other current assets	784	570

Total current assets	14,625	12,286
Property, plant and equipment, net	8,223	7,696
Investments and long-term receivables:
Investment in PO joint ventures	423	397
Equity investments	1,615	1,583
Other investments and long-term receivables	164	383
Goodwill	598	591
Intangible assets, net	934	1,038
Other assets	229	246

Total assets	$26,811	$24,220

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED BALANCE SHEETS

Millions of dollars, except shares and par value data	September 30, 2013	December 31, 2012
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$1	$1
Short-term debt	114	95
Accounts payable:
Trade	2,486	2,440
Related parties	755	845
Accrued liabilities	1,528	1,157
Deferred income taxes	494	558

Total current liabilities	5,378	5,096
Long-term debt	5,774	4,304
Other liabilities	2,278	2,327
Deferred income taxes	1,472	1,314
Commitments and contingencies
Stockholders’ equity:
Ordinary shares, €0.04 par value, 1,275 million shares authorized, 557,039,409 and 575,216,709 shares outstanding, respectively	31	31
Additional paid-in capital	10,380	10,351
Retained earnings	3,160	1,274
Accumulated other comprehensive loss	(299)	(411)
Treasury stock, at cost, 21,392,607 and 3,206,033 ordinary shares, respectively	(1,398)	(106)

Total Company share of stockholders’ equity	11,874	11,139
Non-controlling interests	35	40

Total equity	11,909	11,179

Total liabilities and equity	$26,811	$24,220

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
Millions of dollars	2013	2012
Cash flows from operating activities:
Net income	$2,678	$2,211
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	769	717
Asset impairments	- -	22
Amortization of debt-related costs	16	52
Equity investments –
Equity income	(163)	(105)
Distributions of earnings	135	97
Deferred income taxes	172	574
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(106)	(314)
Inventories	(282)	254
Accounts payable	16	(100)
Contributions to pension plans	(147)	(133)
Income tax refunds	5	291
Prepaid expenses and other current assets	(179)	(136)
Other, net	280	29

Net cash provided by operating activities	3,194	3,459

Cash flows from investing activities:
Expenditures for property, plant and equipment	(1,201)	(727)
Restricted cash	2	34
Other	(36)	(3)

Net cash used in investing activities	(1,235)	(696)

Cash flows from financing activities:
Repurchases of Company ordinary shares	(1,251)	- -
Dividends paid	(517)	(603)
Issuance of long-term debt	1,471	3,000
Repayments of long-term debt	- -	(2,679)
Payments of debt issuance costs	(23)	(53)
Other, net	(3)	16

Net cash used in financing activities	(323)	(319)

Effect of exchange rate changes on cash	46	18

Increase in cash and cash equivalents	1,682	2,462
Cash and cash equivalents at beginning of period	2,732	1,065

Cash and cash equivalents at end of period	$4,414	$3,527

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other	Total	Non-
	Ordinary Shares		Paid-in	Retained	Comprehensive	Stockholders’	Controlling
Millions of dollars	Issued	Treasury	Capital	Earnings	Loss	Equity	Interests
Balance, December 31, 2012	$31	$(106)	$10,351	$1,274	$(411)	$11,139	$40
Net income (loss)	- -	- -	- -	2,683	- -	2,683	(5)
Other comprehensive income	- -	- -	- -	- -	112	112	- -
Share-based compensation	- -	11	29	- -	- -	40	- -
Dividends ($1.40 per share)	- -	- -	- -	(797)	- -	(797)	- -
Repurchase of Company ordinary shares	- -	(1,303)	- -	- -	- -	(1,303)	- -

Balance, September 30, 2013	$31	$(1,398)	$10,380	$3,160	$(299)	$11,874	$35

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

Recently Adopted Guidance

Disclosures about Offsetting Assets and Liabilities—In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. This ASU requires entities to provide disclosures to reconcile differences in the offsetting requirements under U.S. GAAP and IFRS. The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position, as well as instruments similar to a master netting arrangement. In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. In January 2013, the FASB issued ASU No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies the scope of the offsetting disclosures required by ASU 2011-11, which was effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Retrospective presentation for all comparative periods presented is required. The adoption of this amendment did not materially impact the presentation of our consolidated financial statements.

Comprehensive Income—In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component. In addition, an entity is required to present, either in the financial statements or in the accompanying footnotes, amounts reclassified out of AOCI by the respective line items of net income. For public entities, this ASU was effective for reporting periods beginning after December 15, 2012. See Note 15 for the disclosures required by this ASU.

Derivatives and Hedging—In July 2013, the FASB issued ASU 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (a consensus of the FASB Emerging Issues Task Force), which permits the use of the Fed Funds Effective Swap Rate (OIS) as a U.S. benchmark interest rate for hedge accounting purposes, in addition to the interest rates on direct Treasury obligations of the U.S. government (UST) and the London Interbank Offered

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Rate (LIBOR). The amendments in this update also remove the restriction on using different benchmark rates for similar hedges. The ASU was effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of this amendment did not have an impact on our consolidated financial statements.

Accounting Guidance Issued But Not Adopted as of September 30, 2013

Obligations from Joint and Several Liability Arrangements—In February 2013, the FASB issued ASU 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date. This ASU defines how entities measure obligations from joint and several liability arrangements which are fixed at the reporting date and for which no U.S. GAAP guidance exists. The guidance also requires entities to disclose the nature, amount and other information about those obligations. The ASU is effective for periods beginning after December 15, 2013. Retrospective presentation for all comparative periods presented is required and early adoption is permitted. The adoption of this amendment is not expected to have a material impact on the presentation of our consolidated financial statements.

Cumulative Translation Adjustments—In March 2013, the FASB issued ASU 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. This ASU requires the release of cumulative translation adjustments into net income when a reporting entity sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity, if the sale or transfer results in the complete or substantially complete liquidation of an investment in a foreign entity. The ASU is effective for periods beginning after December 15, 2013. Prospective application of this ASU is required and early adoption is permitted. The adoption of this amendment is not expected to have a material impact on our consolidated financial statements.

Presentation of an Unrecognized Tax Benefit—In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or Tax Credit Carryforward Exists (a consensus of the Emerging Issues Task Force). Previous guidance did not explicitly address the balance sheet presentation of an unrecognized tax benefit when a net operating loss (NOL) or similar tax loss carryforward, or a tax credit carryforward exists. The amendments to the guidance require an entity to net its unrecognized tax benefits against the deferred tax assets for all same jurisdiction NOL or similar tax loss carryforwards, or tax credit carryforwards. A gross presentation will be required only if such carryforwards are not available or would not be used by the entity to settle any additional income taxes resulting from disallowance of the uncertain tax position. This ASU requires prospective application and is effective for periods beginning after December 15, 2013. Retrospective presentation is permitted but not required. The adoption of this amendment is not expected to have a material impact on our consolidated financial statements.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	Discontinued Operations

The amounts included in Loss from discontinued operations of the Berre refinery are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2013	2012	2013	2012
Sales and other operating revenues	$1	$56	$9	$243

Loss from discontinued operations before income taxes	$(3)	$(8)	$(5)	$(17)
Benefit from income taxes	- -	(1)	- -	(15)

Loss from discontinued operations, net of tax	$(3)	$(7)	$(5)	$(2)

Loss from discontinued operations for the nine months ended September 30, 2013 includes a $9 million benefit related to the liquidation of LIFO-valued inventory. Benefits related to the liquidation of LIFO-valued inventory of $16 million and $65 million, respectively, are included in loss from discontinued operations for the three and nine months ended September 30, 2012.

The following table summarizes the assets and liabilities of the Berre refinery that are included in the Consolidated Balance Sheets. These amounts were derived from historical financial information and adjusted to exclude intercompany receivables and payables between the Berre refinery and other subsidiaries of the Company.

Millions of dollars	September 30, 2013	December 31, 2012
Current assets related to discontinued operations:
Accounts receivable trade, net	$1	$16
Inventories	6	34

Total current assets related to discontinued operations	$7	$50

Current liabilities related to discontinued operations:
Accounts payable trade	$4	$19
Accrued liabilities	9	21

Total current liabilities related to discontinued operations	$13	$40

Long-term liabilities related to discontinued operations:
Other liabilities	$42	$48

Total long-term liabilities related to discontinued operations	$42	$48

Future cash outflows will occur for activities associated with exit or disposal activities and for payments made to severed employees. Exit and disposal related costs are expected to be incurred through the end of 2013. Payments to the affected employees are expected to be substantially complete by 2019.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the changes in the accrual for the social plan for employees affected by the closure of the Berre refinery.

	Nine Months Ended September 30,
Millions of dollars	2013	2012
Beginning balance	$59	$130
Accretion expense	3	- -
Cash payments	(16)	(33)
Adjustment for change in estimates	(5)	(23)
Effect of exchange rate changes	2	(2)

Ending balance	$43	$72

4.	Accounts Receivable

Our allowance for doubtful accounts receivable, which is reflected in the Consolidated Balance Sheets as a reduction of accounts receivable, totaled $41 million and $29 million at September 30, 2013 and December 31, 2012, respectively.

5.	Inventories

Inventories consisted of the following components:

Millions of dollars	September 30, 2013	December 31, 2012
Finished goods	$3,309	$3,194
Work-in-process	299	266
Raw materials and supplies	1,774	1,615

Total inventories	$5,382	$5,075

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	Property, Plant and Equipment and Intangible Assets

The components of property, plant and equipment, at cost, and the related accumulated depreciation are as follows:

Millions of dollars	September 30, 2013	December 31, 2012
Land	$309	$304
Manufacturing facilities and equipment	9,239	8,335
Construction in progress	1,216	987

Total property, plant and equipment	10,764	9,626
Less accumulated depreciation	(2,541)	(1,930)

Property, plant and equipment, net	$8,223	$7,696

Depreciation and amortization expense is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2013	2012	2013	2012
Property, plant and equipment	$224	$192	$644	$585
Investment in PO joint ventures	7	7	22	22
Emission allowances	17	17	51	51
Various contracts	10	13	36	38
In-process research and development costs	2	3	7	9
Software costs	2	4	8	12
Other	- -	- -	1	- -

Total depreciation and amortization	$262	$236	$769	$717

Asset Retirement Obligations—The liabilities recognized for all asset retirement obligations were $102 million and $106 million at September 30, 2013 and December 31, 2012, respectively.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	Investment in PO Joint Ventures

Changes in our investments in the U.S. and European PO joint ventures for 2013 and 2012 are summarized below:

Millions of dollars	U.S. PO Joint Venture	European PO Joint Venture	Total PO Joint Ventures
Investments in PO joint ventures - January 1, 2013	$262	$135	$397
Cash contributions	27	16	43
Depreciation and amortization	(16)	(6)	(22)
Effect of exchange rate changes	- -	5	5

Investments in PO joint ventures - September 30, 2013	$273	$150	$423

Investments in PO joint ventures - January 1, 2012	$274	$138	$412
Cash contributions	6	9	15
Depreciation and amortization	(16)	(6)	(22)

Investments in PO joint ventures - September 30, 2012	$264	$141	$405

8.	Equity Investments

The changes in our equity investments are as follows:

	Nine Months Ended September 30,
Millions of dollars	2013	2012
Beginning balance	$1,583	$1,559
Income from equity investments	163	105
Distributions of earnings	(135)	(97)
Contributions to joint ventures	- -	8
Currency exchange effects	4	(2)
Other	- -	8

Ending balance	$1,615	$1,581

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized income statement information and our share of our investments accounted for under the equity method are set forth below:

	Three Months Ended September 30,
	2013		2012
Millions of dollars	100%	Company Share	100%	Company Share
Revenues	$2,791	$906	$2,489	$831
Cost of sales	(2,422)	(804)	(2,237)	(751)

Gross profit	369	102	252	80
Net operating expenses	(40)	(15)	(82)	(26)

Operating income	329	87	170	54
Interest income	1	- -	1	1
Interest expense	(57)	(15)	(61)	(15)
Foreign currency translation	2	1	(5)	- -
Other income	11	3	10	3

Income before income taxes	286	76	115	43
Provision for income taxes	57	15	31	11

Net income	$229	$61	$84	$32

	Nine Months Ended September 30,
	2013		2012
Millions of dollars	100%	Company Share	100%	Company Share
Revenues	$8,385	$2,721	$8,121	$2,719
Cost of sales	(7,308)	(2,420)	(7,332)	(2,472)

Gross profit	1,077	301	789	247
Net operating expenses	(185)	(64)	(221)	(78)

Operating income	892	237	568	169
Interest income	4	1	4	2
Interest expense	(182)	(46)	(188)	(47)
Foreign currency translation	2	1	16	6
Other income	20	6	14	4

Income before income taxes	736	199	414	134
Provision for income taxes	133	36	83	29

Net income	$603	$163	$331	$105

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.	Debt

Long-term loans, notes and other long-term debt consisted of the following:

Millions of dollars	September 30, 2013	December 31, 2012
Senior Notes due 2019, $2,000 million, 5.0%	$2,000	$2,000
Senior Notes due 2021, $1,000 million, 6.0%	1,000	1,000
Guaranteed Notes due 2023, $750 million, 4% ($10 million of discount)	740	- -
Senior Notes due 2024, $1,000 million, 5.75%	1,000	1,000
Guaranteed Notes due 2027, $300 million, 8.1%	300	300
Guaranteed Notes due 2043, $750 million, 5.25% ($22 million of discount)	728	- -
Other	7	5

Total	5,775	4,305
Less current maturities	(1)	(1)

Long-term debt	$5,774	$4,304

Short-term loans, notes, and other short-term debt consisted of the following:
Millions of dollars	September 30, 2013	December 31, 2012
$2,000 million Senior Revolving Credit Facility	$ - -	$ - -
$1,000 million U.S. Receivables Securitization Facility	- -	- -
€450 million European Receivables Securitization Facility	- -	- -
Financial payables to equity investees	8	9
Precious metal financings	106	74
Other	- -	12

Total short-term debt	$114	$95

Long-Term Debt

In July 2013, LYB International Finance B.V. (“LYB Finance”), a direct, 100% owned finance subsidiary of LyondellBasell Industries N.V., as defined in Rule 3-10(b) of Regulation S-X, issued $750 million of 4% Notes due 2023 and $750 million of 5.25% Notes due 2043 at discounted prices of 98.678% and 97.004%, respectively. These unsecured notes, which are fully and unconditionally guaranteed by LyondellBasell Industries N.V., rank equally in right of payment to all of LYB Finance’s existing and future unsecured indebtedness and to all of LyondellBasell’s existing and future unsubordinated indebtedness.

The indenture governing these notes contains limited covenants, including those restricting our ability and the ability of our subsidiaries to incur secured indebtedness, enter into certain sale and lease-back transactions or enter into consolidations, mergers or sales of all or substantially all of our assets. The restrictions on secured indebtedness and sale and lease-back covenants contain exceptions that will allow us and our subsidiaries to incur liens with respect to material assets.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The notes may be redeemed or repaid at any time and from time to time prior to maturity at an amount equal to the greater of 100% of the principal amount of the notes redeemed and repaid, and the sum of the present values of the remaining scheduled payments of principal and interest on the notes to be redeemed. Such interest will be discounted to the date of redemption on a semi-annual basis at the applicable Treasury Yield plus 25 basis points in the case of the 4% Notes due 2023 and plus 30 basis points in the case of the 5.25% Notes due 2043.

Short-Term Debt

Senior Revolving Credit Facility—In May 2013, we extended the term of our existing $2,000 million Senior Revolving Credit Facility for one year until May 2018 pursuant to an extension agreement.

U.S. Receivables Securitization Facility—Our U.S. accounts receivable securitization facility provides for up to $1,000 million of liquidity through the sale or contribution of trade receivables by certain of our U.S. subsidiaries to a wholly owned, bankruptcy-remote subsidiary on an ongoing basis and without recourse. The bankruptcy-remote subsidiary may, at its option and subject to a borrowing base of eligible receivables, sell undivided interests in the pool of trade receivables to financial institutions participating in the facility. We retain responsibility for servicing the receivables. In the event of a liquidation, the bankruptcy-remote subsidiary’s assets will be used to satisfy the claims of its creditors prior to any assets or value in the bankruptcy-remote subsidiary becoming available to us. The facility also provides for the issuance of letters of credit up to $200 million. At September 30, 2013, availability under this facility was $965 million. There were no borrowings or letters of credit outstanding under the facility.

European Receivables Securitization Facility—In April 2013, we amended and restated our €450 million European receivables securitization facility to obtain more favorable terms and conditions, including reduced pricing, and to extend the maturity date of the facility to April 2016.

Precious Metal Financings—We enter into lease agreements for precious metals which are used in our production processes. All precious metal borrowings are classified as Short-term debt.

Other—At September 30, 2013 and 2012, our weighted average interest rates on outstanding short-term debt were 1.1% and 3.5%, respectively.

Debt Discount and Issuance Costs Included in Interest Expense

Amortization of debt discounts and debt issuance costs in the nine months ended September 30, 2013 and 2012 resulted in amortization expense of $16 million and $52 million, respectively, which is included in Interest expense in the Consolidated Statements of Income. Amortization expense for the nine months ended September 30, 2012 includes a $35 million write-off of unamortized debt issuance costs associated with the repayment of previously existing 8% and 11% senior notes and the termination of our asset-based facility during that period.

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

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Commodity Prices—We are exposed to commodity price volatility related to anticipated purchases of natural gas, natural gas liquids, crude oil and other raw materials and sales of our products. We selectively use over-the counter commodity swaps, options and exchange traded futures contracts with various terms to manage the volatility related to these risks. In addition, we are exposed to volatility on the prices of precious metals to the extent that we have obligations, classified as embedded derivatives, tied to the price of precious metals associated with secured borrowings. All aforementioned contracts are generally limited to durations of one year or less.

Foreign Currency Rates—We have significant operations in numerous countries. The functional currencies of our consolidated subsidiaries through which we operate are primarily the U.S. dollar and the Euro. We enter into transactions denominated in currencies other than our designated functional currencies. As a result, we are exposed to foreign currency risk on receivables and payables. We maintain risk management control policies intended to monitor foreign currency risk attributable to both the outstanding foreign currency balances and future commitments. These control policies involve the centralization of foreign currency exposure management, the offsetting of exposures and the estimating of expected impacts of changes in foreign currency rates on our earnings. We enter into foreign currency forward contracts to reduce the effects of our net currency exchange exposures. At September 30, 2013, foreign currency forward contracts in the notional amount of $61 million, maturing in October 2013 through December 2013, were outstanding.

Foreign Currency Gain (Loss)—Other income (expense), net, in the Consolidated Statements of Income reflected a gain of $1 million and a loss of $3 million for the three and nine months ended September 30, 2013, respectively, and losses of $6 million and $15 million for the three and nine months ended September 30, 2012, respectively.

Derivatives—The following table summarizes financial instruments outstanding as of September 30, 2013 and December 31, 2012 that are measured at fair value on a recurring basis. Refer to Note 11, Fair Value Measurement, for additional information regarding the fair value of derivative financial instruments.

		September 30, 2013		December 31, 2012
	Balance Sheet	Notional	Fair	Notional	Fair
Millions of dollars	Classification	Amount	Value	Amount	Value
Assets–
Derivatives:
Commodities	Prepaid expenses and other current assets	$32	$1	$134	$6
Embedded derivatives	Prepaid expenses and other current assets	106	25	59	5
Foreign currency	Prepaid expenses and other current assets	36	- -	772	9

		$174	$26	$965	$20

Liabilities–
Derivatives:
Commodities	Accrued liabilities	$156	$3	$94	$7
Foreign currency	Accrued liabilities	25	- -	192	1

		$181	$3	$286	$8

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the pretax effect of derivative instruments charged directly to income:

	Effect of Financial Instruments
	Three Months Ended September 30, 2013
Millions of dollars	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI to Income		Additional Gain (Loss) Recognized in Income	Income Statement Classification
Derivatives not designated as hedges:
Commodities	$	- -	$	- -	$(2)	Cost of sales
Embedded derivatives		- -		- -	(5)	Cost of sales
Foreign currency		- -		- -	20	Other income (expense), net

	$	- -	$	- -	$13

	Three Months Ended September 30, 2012
Millions of dollars	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI to Income		Additional Gain (Loss) Recognized in Income	Income Statement Classification
Derivatives not designated as hedges:
Warrants	$	- -	$	- -	$(1)	Other income (expense), net
Commodities		- -		- -	(36)	Cost of sales
Foreign currency		- -		- -	(3)	Other income (expense), net

	$	- -	$	- -	$(40)

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Effect of Financial Instruments
	Nine Months Ended September 30, 2013
Millions of dollars	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI to Income		Additional Gain (Loss) Recognized in Income	Income Statement Classification
Derivatives not designated as hedges:
Commodities	$	- -	$	- -	$(10)	Cost of sales
Embedded derivatives		- -		- -	22	Cost of sales
Foreign currency		- -		- -	5	Other income (expense), net

	$	- -	$	- -	$17

	Nine Months Ended September 30, 2012
Millions of dollars	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI to Income		Additional Gain (Loss) Recognized in Income	Income Statement Classification
Derivatives not designated as hedges:
Commodities	$	- -	$	- -	$(63)	Cost of sales
Warrants		- -		- -	(11)	Other income (expense), net
Foreign currency		- -		- -	(23)	Other income (expense), net

	$	- -	$	- -	$(97)

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.	Fair Value Measurement

The following table presents the derivative financial instruments outstanding as of September 30, 2013 and December 31, 2012 that are measured at fair value on a recurring basis.

	September 30, 2013
Millions of dollars	Fair Value	Level 1	Level 2		Level 3
Assets–
Derivatives:
Commodities	$1	$1	$	- -	$	- -
Embedded derivatives	25	- -		25		- -

	$26	$1		$25	$	- -

Liabilities–
Derivatives:
Commodities	$3	$3	$	- -	$	- -

	$3	$3	$	- -	$	- -

	December 31, 2012
Assets–	Fair Value	Level 1	Level 2		Level 3
Derivatives:
Commodities	$6	$1		$5	$	- -
Embedded derivatives	5	- -		5		- -
Foreign currency	9	- -		9		- -

	$20	$1		$19	$	- -

Liabilities–
Derivatives:
Commodities	$7	$7	$	- -	$	- -
Foreign currency	1	- -		1		- -

	$8	$7		$1	$	- -

There were no derivative financial instruments measured on a recurring basis using Level 3 inputs as of September 30, 2013 and December 31, 2012.

There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2013 and the year ended December 31, 2012.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the carrying value and estimated fair value of our non-derivative financial instruments as of September 30, 2013 and December 31, 2012. Short-term and long-term debt are recorded at amortized cost in the Consolidated Balance Sheets. The carrying and fair values of short-term and long-term debt exclude capital leases.

	September 30, 2013
Millions of dollars	Carrying Value	Fair Value	Level 1		Level 2	Level 3
Short-term debt	$114	$89	$	- -	$81	$8
Long-term debt	5,771	6,320		- -	6,317	3

Short-term and long-term debt, including current maturities	$5,885	$6,409	$	- -	$6,398	$11

	December 31, 2012
Millions of dollars	Carrying Value	Fair Value	Level 1		Level 2	Level 3
Short-term debt	$95	$95	$	- -	$74	$21
Long-term debt	4,300	4,935		- -	4,935	- -

Short-term and long-term debt, including current maturities	$4,395	$5,030	$	- -	$5,009	$21

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

Short-Term Debt—Fair values of short-term borrowings related to precious metal financing arrangements are determined in part based on the future price of the associated precious metal.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the basis used to measure certain assets and liabilities at fair value on a nonrecurring basis in the Consolidated Balance Sheets.

	September 30, 2012
Millions of dollars	Fair Value	Level 1		Level 2		Level 3
Property, plant and equipment (held and used)	$6	$	- -	$	- -	$6

In accordance with ASC 360-10, Property, Plant and Equipment, property, plant and equipment (held and used) was written down to a fair value of $6 million resulting in an impairment charge of $22 million, which was included in earnings for the nine months ended September 30, 2012. This asset impairment is related to damage to our LDPE plant in Wesseling, Germany resulting from an explosion in the reactor bay.

12.	Pension and Other Post-retirement Benefits

Net periodic pension benefits included the following cost components for the periods presented:

	U.S. Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2013	2012	2013	2012
Service cost	$10	$11	$32	$34
Interest cost	20	20	60	59
Expected return on plan assets	(33)	(30)	(99)	(89)
Actuarial and investment loss amortization	7	7	20	17

Net periodic benefit costs	$4	$8	$13	$21

	Non-U.S. Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2013	2012	2013	2012
Service cost	$8	$7	$33	$24
Interest cost	10	12	31	37
Expected return on plan assets	(5)	(6)	(16)	(19)
Settlement and curtailment (gain) loss	(1)	- -	1	- -
Prior service cost amortization	1	1	3	2

Net periodic benefit costs	$13	$14	$52	$44

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net periodic other post-retirement benefits included the following cost components for the periods presented:

	U.S. Plans
	Three Months Ended September 30,			Nine Months Ended September 30,
Millions of dollars	2013	2012		2013	2012
Service cost	$2		$2	$4		$4
Interest cost	3		3	9		10
Actuarial loss amortization	- -		- -	1		1

Net periodic benefit costs	$5		$5	$14		$15

	Non-U.S. Plans
	Three Months Ended September 30,			Nine Months Ended September 30,
Millions of dollars	2013	2012		2013	2012
Service cost	$1	$	- -	$1	$	- -
Interest cost	- -		- -	1		- -

Net periodic benefit costs	$1	$	- -	$2	$	- -

The Company contributed $147 million to its pension plans during the nine months ended September 30, 2013, which consisted of $86 million and $61 million to its U.S. and non-U.S. pension plans, respectively. We expect an additional $16 million of contributions to our non-U.S defined benefit plans in 2013.

13.	Income Taxes

Our effective income tax rate for the third quarter of 2013 was 28.4% compared with 33.8% for the third quarter of 2012. For the first nine months of 2013, our effective income tax rate was 29.2% compared with 32.0% for the first nine months of 2012. Our effective tax rate fluctuates based on, among other factors, changes in pretax income in countries with varying statutory tax rates, the U.S. domestic production activity deduction, changes in valuation allowances and changes in unrecognized tax benefits. Compared with the third quarter of 2012, the effective tax rate for the third quarter of 2013 was lower primarily due to the recognition of certain previously unrecognized tax benefits and an increase in the U.S. domestic production activity deduction, which was partially offset by changes in valuation allowances. Compared with the nine months of 2012, the effective tax rate for the nine months of 2013 was lower primarily due to the recognition of certain previously unrecognized tax benefits and an increase in the U.S. domestic production activity deduction, which was partially offset by changes in valuation allowances.

With the migration of the tax domicile of the group’s parent company, LyondellBasell Industries N.V. (“LYB”), to the U.K., discussed more fully below, we determined that certain Dutch tax losses would require a valuation allowance. The resulting increase in the effective tax rate related to the valuation allowance on the Dutch tax losses was partially offset with a release of the valuation allowance on financial earnings of the French operations for the first nine months of 2013. Although our French operations were profitable for 2012, these operations had a cumulative three year book loss and are expected to generate tax losses in 2013. These negative circumstances preclude a determination that it is more likely than not that any of the remaining deferred tax asset would be realized. We continue to closely monitor positive and negative evidence supporting the realization, or lack thereof, of the French deferred tax asset associated with its cumulative tax losses. As business and economic conditions

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

related to our French operations change, and as we wind down our discontinued operations associated with the Berre Refinery in 2013, it is possible that part, or all, of the deferred tax asset on our French operations could become realizable in the next twelve to twenty-four months.

In May 2013, we announced the planned migration of LYB’s tax domicile from The Netherlands, where LYB is incorporated, to the U.K. On August 28, 2013, the Dutch and U.K. competent authorities completed a mutual agreement procedure and issued a ruling that as of July 1, 2013 LYB should be treated solely as a tax resident in the U.K. and is subject to the U.K. corporate income tax system. Dividend distributions by LYB to its shareholders will not be subject to withholding tax, as the U.K. currently does not levy a withholding tax on dividend distributions. We do not expect a significant impact on LYB’s income tax liabilities other than with respect to the realization of certain tax loss carryforwards in The Netherlands, described above. LYB’s U.K. tax residency provides us flexibility in structuring subsidiary operations and enhanced financial flexibility for global cash management and repatriation strategies. Additionally, the general U.K. corporate income tax rate is currently lower than The Netherlands corporate tax rate (23% vs. 25%) and is scheduled to become more favorable in 2014 and 2015 (when the U.K. rate is scheduled to decrease to 21% and 20%, respectively). Such difference is not expected to provide significant reductions in our tax liabilities.

We, through our subsidiaries, have substantial operations world-wide and in recent years have earned significant income in the United States. Taxes are primarily paid on the earnings generated in various jurisdictions, including the United States, The Netherlands, Germany, Italy and other countries. LYB has little or no taxable income of its own because, as a holding company, it does not conduct any operations. Instead, the subsidiaries through which we operate incur tax obligations in the jurisdictions in which they operate. Our provision for income taxes as reported in our Consolidated Statements of Income for the year ended December 31, 2012 of $1.3 billion consists almost entirely of the income taxes owed by LYB’s subsidiaries.

We monitor income tax legislative developments in countries where we are tax resident. Management does not believe that recent changes in income tax laws in our tax resident countries will have a material impact on our consolidated financial statements.

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

Environmental Remediation—Our accrued liability for future environmental remediation costs at current and former plant sites and other remediation sites totaled $123 million and $126 million as of September 30, 2013 and December 31, 2012, respectively. At September 30, 2013, the accrued liabilities for individual sites range from less than $1 million to $23 million. The remediation expenditures are expected to occur over a number of years, and not to be concentrated in any single year. In our opinion, it is reasonably possible that losses in excess of the liabilities recorded may have been incurred. However, we cannot estimate any amount or range of such possible additional losses. New information about sites, new technology or future developments such as involvement in investigations by regulatory agencies, could require us to reassess our potential exposure related to environmental matters.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the activity in our accrued environmental liability included in “Accrued liabilities” and “Other liabilities:”

	Nine Months Ended September 30,
Millions of dollars	2013	2012
Beginning balance	$126	$120
Additional provisions	- -	12
Amounts paid	(5)	(7)
Foreign exchange effects	2	- -

Ending balance	$123	$125

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

Indemnification—We are parties to various indemnification arrangements, including arrangements entered into in connection with acquisitions, divestitures and the formation of joint ventures. Pursuant to these arrangements, we provide indemnification to and/or receive indemnification from other parties in connection with liabilities that may arise in connection with the transactions and in connection with activities prior to completion of the transactions. These indemnification arrangements typically include provisions pertaining to third party claims relating to environmental and tax matters and various types of litigation. As of September 30, 2013, we had not accrued any significant amounts for our indemnification obligations, and we are not aware of other circumstances that would likely lead to significant future indemnification obligations. We cannot determine with certainty the potential amount of future payments under the indemnification arrangements until events arise that would trigger a liability under the arrangements.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On September 23, 2013, our Management Board declared an interim dividend of $0.50 per ordinary share to be paid on October 7, 2013 to shareholders of record on September 23, 2013. Accordingly, the accrued dividend payments of $280 million have been charged to retained earnings.

Share Repurchase Program—In May 2013, our Supervisory Board announced a share repurchase program under which we may repurchase up to 10% of our outstanding ordinary shares through May 21, 2014. These repurchases, which are determined at the discretion of our Management Board, may be executed from time to time through open market or privately negotiated transactions. The repurchased shares are recorded as Treasury stock and may be retired or used for general corporate purposes, including for various employee benefit and compensation plans. As of September 30, 2013, we have repurchased approximately 19 million shares for $1,303 million at an average price of $68.93 per share, including commissions. Due to the timing of settlements, total cash paid for these share repurchases through September 30, 2013 was $1,251 million.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Ordinary shares—The changes in the outstanding amounts of ordinary shares issued are as follows:

	Nine Months Ended September 30,
	2013	2012
Ordinary shares outstanding:
Beginning balance	575,216,709	573,390,514
Share-based compensation	691,183	1,169,884
Warrants exercised	7,666	620,520
Employee stock purchase plan	19,952	- -
Purchase of ordinary shares	(18,896,101)	- -

Ending balance	557,039,409	575,180,918

Ordinary shares held as treasury shares:
Beginning balance	3,206,033	4,051,013
Warrants exercised	1,608	271,885
Share-based compensation	(691,183)	(1,169,884)
Employee stock purchase plan	(19,952)	- -
Purchase of ordinary shares	18,896,101	- -

Ending balance	21,392,607	3,153,014

Ordinary shares issued at end of period	578,432,016	578,333,932

Accumulated Other Comprehensive Loss—The components of, and after-tax changes in, Accumulated other comprehensive loss as of and for the nine months ended September 30, 2013 are presented in the following table:

	Defined Benefit
	Pension	Foreign
	and Other	Currency
	Postretirement	Translations
Millions of dollars	Benefit Plans	Adjustments	Total
Balance – January 1, 2013	$(422)	$11	$(411)
Other comprehensive income (loss) before reclassifications	(2)	98	96
Amounts reclassified from accumulated other comprehensive loss	16	- -	16

Net other comprehensive income	14	98	112

Balance – September 30, 2013	$(408)	$109	$(299)

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amounts reclassified out of each component of Accumulated other comprehensive income for the three and nine months ended September 30, 2013 are as follows:

Millions of dollars	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013	Affected line item on the Consolidated Statements of Income
Amortization of defined benefit pension and other postretirement plan items:
Prior service cost	$1	$3	(a)
Actuarial loss	7	21	(a)

Defined benefit pension and other postretirement benefit plans reclassifications, before tax	8	24
Income tax expense	2	8	Provision for income taxes

Defined benefit pension and other postretirement benefit plans reclassifications, net of tax	$6	$16

(a)	These Accumulated other comprehensive income components are included in the computation of net periodic pension and other post-retirement benefit costs (see Note 12).

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.	Per Share Data

Basic earnings per share are based upon the weighted average number of shares of common stock outstanding during the periods. Diluted earnings per share includes the effect of certain stock option awards and other equity-based compensation awards. We have unvested restricted stock and restricted stock units that are considered participating securities for earnings per share.

Earnings per share data and dividends declared per share of common stock are as follows:

	Three Months Ended September 30,
	2013		2012
	Continuing	Discontinued	Continuing	Discontinued
Millions of dollars	Operations	Operations	Operations	Operations
Net income (loss)	$854	$(3)	$851	$(7)
Less: net loss attributable to non-controlling interests	2	- -	2	- -

Net income (loss) attributable to the Company shareholders	856	(3)	853	(7)
Net income attributable to participating securities	(2)	- -	(4)	- -

Net income (loss) attributable to ordinary shareholders – basic and diluted	$854	$(3)	$849	$(7)

Millions of shares
Basic weighted average common stock outstanding	563	563	573	573
Effect of dilutive securities:
MTI	- -	- -	1	1
Stock options	4	4	3	3

Potential dilutive shares	567	567	577	577

Earnings (loss) per share:
Basic	$1.52	$(0.01)	$1.48	$(0.01)

Diluted	$1.51	$(0.01)	$1.47	$(0.01)

Millions of shares
Participating securities	1.7	1.7	3.3	3.3

Dividends declared per share of common stock	$0.50	$ - -	$0.40	$ - -

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Nine Months Ended September 30,
	2013		2012
	Continuing	Discontinued	Continuing	Discontinued
Millions of dollars	Operations	Operations	Operations	Operations
Net income (loss)	$2,683	$(5)	$2,213		$(2)
Less: net loss attributable to non-controlling interests	5	- -	5		- -

Net income (loss) attributable to the Company shareholders	2,688	(5)	2,218		(2)
Net income attributable to participating securities	(8)	- -	(10)		- -

Net income (loss) attributable to ordinary shareholders – basic and diluted	$2,680	$(5)	$2,208		$(2)

Millions of shares
Basic weighted average common stock outstanding	571	571	573		573
Effect of dilutive securities:
MTI	- -	- -	1		1
Stock options	4	4	3		3

Potential dilutive shares	575	575	577		577

Earnings (loss) per share:
Basic	$4.70	$(0.01)	$3.85	$	- -

Diluted	$4.67	$(0.01)	$3.83	$	- -

Millions of shares
Participating securities	1.7	1.7	3.3		3.3

Dividends declared per share of common stock	$1.40	$ - -	$1.05	$	- -

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.	Segment and Related Information

Our operations are managed through five operating segments, as shown below. We disclose the results of each of our operating segments in accordance with ASC 280, Segment Reporting. Each of the operating segments is separately managed under a structure that includes senior executives who report directly to our Chief Executive Officer and discrete financial information for each of the segments is available. Our Chief Executive Officer uses the operating results of each of the five operating segments for performance evaluation and resource allocation and, as such, is the chief operating decision maker. The activities of each of our segments from which they earn revenues and incur expenses are described below:

—	Olefins and Polyolefins–Americas (“O&P–Americas”). Our O&P–Americas segment produces and markets olefins, including ethylene and ethylene co-products, and polyolefins.

—

Olefins and Polyolefins–Europe, Asia and International (“O&P–EAI”). Our O&P–EAI segment produces and markets olefins, including ethylene and ethylene co-products, polyolefins, and polypropylene compounds.

—

Intermediates and Derivatives (“I&D”). Our I&D segment produces and markets propylene oxide (“PO”) and its co-products and derivatives, acetyls, ethanol, ethylene oxide (“EO”) and its derivatives, and oxygenated fuels, or oxyfuels.

—	Refining. Our Refining segment refines heavy, high-sulfur crude oils and other crude oils of varied types and sources on the U.S. Gulf Coast.

—	Technology. Our Technology segment develops and licenses chemical and polyolefin process technologies and manufactures and sells polyolefin catalysts.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized financial information concerning reportable segments is shown in the following table for the periods presented:

	Three Months Ended September 30, 2013
	O&P–	O&P–
Millions of dollars	Americas	EAI	I&D	Refining	Technology	Other	Total
Sales and other operating revenues:
Customers	$2,271	$3,532	$2,423	$2,835	$91	$ - -	$11,152
Intersegment	1,044	62	29	342	33	(1,510)	- -

	3,315	3,594	2,452	3,177	124	(1,510)	11,152

Operating income (loss)	759	78	371	(37)	35	1	1,207
Depreciation and amortization expense	73	78	50	45	16	- -	262
Other income (expense)	2	- -	- -	- -	1	(2)	1
Income from equity investments	7	48	6	- -	- -	- -	61

	Three Months Ended September 30, 2012
	O&P–	O&P–
Millions of dollars	Americas	EAI	I&D	Refining	Technology	Other	Total
Sales and other operating revenues:
Customers	$2,189	$3,387	$2,521	$3,080	$93	$3	$11,273
Intersegment	1,028	61	116	192	31	(1,428)	- -

	3,217	3,448	2,637	3,272	124	(1,425)	11,273

Operating income	738	15	424	114	31	6	1,328
Depreciation and amortization expense	69	63	49	36	18	1	236
Other income (expense)	- -	1	- -	- -	- -	(8)	(7)
Income from equity investments	7	23	2	- -	- -	- -	32

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Nine Months Ended September 30, 2013
	O&P –	O&P –
Millions of dollars	Americas	EAI	I&D	Refining	Technology	Other	Total
Sales and other operating revenues:
Customers	$6,890	$10,943	$6,836	$7,953	$302	$ - -	$32,924
Intersegment	2,920	159	115	769	88	(4,051)	- -

	9,810	11,102	6,951	8,722	390	(4,051)	32,924

Operating income (loss)	2,452	360	979	(70)	124	(7)	3,838
Depreciation and amortization expense	217	231	148	118	53	2	769
Other income (expense)	2	- -	- -	- -	- -	(4)	(2)
Income from equity investments	19	133	11	- -	- -	- -	163

	Nine Months Ended September 30, 2012
	O&P –	O&P –
Millions of dollars	Americas	EAI	I&D	Refining	Technology	Other	Total
Sales and other operating revenues:
Customers	$6,776	$10,687	$7,108	$9,402	$268	$14	$34,255
Intersegment	3,073	234	299	569	90	(4,265)	- -

	9,849	10,921	7,407	9,971	358	(4,251)	34,255

Operating income	1,957	221	1,184	248	99	8	3,717
Depreciation and amortization expense	205	201	144	111	55	1	717
Other income (expense)	11	8	- -	(1)	1	(15)	4
Income (loss) from equity investments	17	92	(4)	- -	- -	- -	105

Sales and other operating revenues and operating income in the “Other” column above include elimination of intersegment transactions.

Operating results for our O&P–Americas segment in the third quarter and first nine months of 2012 include charges of $54 million and $135 million, respectively, related to the interim liquidation of LIFO inventory. Inventory levels, which were increased in the fourth quarter 2011 in preparation for a turnaround at our Channelview, Texas facility, decreased during the first nine months of 2012 following the commencement of the turnaround.

Third quarter 2012 operating results for the O&P–Americas segment also include a $71 million non-cash benefit from the reversal of the $71 million second quarter 2012 lower of cost or market inventory valuation adjustment due to the recovery of market price.

The O&P–EAI segment operating results for the first nine months of 2012 include a $22 million impairment charge related to damage sustained at our LDPE plant in Wesseling, Germany resulting from an explosion in a reactor bay.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, O&P–EAI segment operating results for the third quarter and first nine months of 2012 included $22 million of charges associated with closure costs for facilities in Australia and Italy.

Refining segment’s operating results for the third quarter and first nine months of 2013 included benefits totaling $10 million related to the resolution of property tax assessments for the three year period beginning 2011. The Refining segment’s operating results for the third quarter and first nine months of 2013 also included benefits of $5 million and $10 million, respectively, for recoveries and a settlement associated with a former employee who pled guilty to fraud in 2010. A $24 million recovery related to this same matter was included in operating income for the third quarter of 2012.

Operating results for the first nine months of 2012 include benefits of $29 million, $18 million and $53 million associated with insurance settlements related to Hurricane Ike for the O&P–Americas, I&D, and Refining segments, respectively.

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

Our results for the third quarter and first nine months of 2013 reflect a continued steady pattern seen in recent quarters. We have sustained this performance through strong operations coupled with the North American natural gas advantage. Our focus on reliable operations has enabled us to capitalize on market opportunities. We are now poised to complete our larger expansion projects and to place them in service during the next two years.

Significant items that affected our results during the third quarter and first nine months of 2013 relative to the same periods in 2012 include:

—

Higher polyethylene margins in North America in the third quarter and first nine months of 2013 and strong U.S. ethylene margins which benefited from the continued abundance of low cost, natural gas liquids (“NGLs”) supply in the first nine months of 2013;

—

Higher average sales prices for olefins and the lower average cost of raw materials in Europe relative to the third quarter and first nine months of 2012, respectively. Higher volumes in the third quarter of 2013 led to improved olefins results, despite continued weak economic conditions in the region;

—

Lower I&D segment results in the third quarter and first nine months of 2013 due primarily to decreased oxyfuels and butanediol margins and the impact of scheduled maintenance activities, offset in part by higher styrene margins; and

—

Lower Refining results in the third quarter and first nine months of 2013 due to lower margins driven by increased U.S. refining capacity and weak gasoline demand. Margins were also reduced by the increased cost to comply with the U.S. Environmental Protection Agency’s Renewable Fuel Standard. Additionally, crude processing rates were lower in the first nine months of 2013 due to planned and unplanned maintenance.

Other noteworthy items since the beginning of the year include the following:

—	We increased the amount of our interim dividend beginning in the second quarter by 25 percent;

—	We repurchased approximately 18.9 million ordinary shares through the end of the third quarter of 2013;

—	Our credit rating was raised to investment grade by both Moody’s Investor Service and Standard & Poors;

—

We began construction of an ethylene expansion of our La Porte, Texas facility and a methanol plant restart in Channelview, Texas, and completed a butadiene expansion project in Wesseling, Germany; and

—	Our wholly owned subsidiary, LYB International Finance B.V., issued $1.5 billion of unsecured notes.

Results of operations for the periods discussed are presented in the table below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions of dollars	2013	2012	2013	2012
Sales and other operating revenues	$11,152	$11,273	$32,924	$34,255
Cost of sales	9,690	9,670	28,339	29,763
Selling, general and administrative expenses	220	236	641	660
Research and development expenses	35	39	106	115

Operating income	1,207	1,328	3,838	3,717
Interest expense	(81)	(71)	(222)	(581)
Interest income	5	4	12	10
Other income (expense), net	1	(7)	(2)	4
Income from equity investments	61	32	163	105
Provision for income taxes	339	435	1,106	1,042

Income from continuing operations	854	851	2,683	2,213
Loss from discontinued operations, net of tax	(3)	(7)	(5)	(2)

Net income	$851	$844	$2,678	$2,211

RESULTS OF OPERATIONS

Revenues—Revenues decreased by $121 million, or 1%, in the third quarter of 2013 relative to the third quarter of 2012 and by $1,331 million, or 4%, in the first nine months of 2013 compared to the first nine months of 2012. Lower sales volumes in the third quarter and first nine months of 2013 contributed 3% and 5%, respectively, to the decreases in revenues over the third quarter and first nine months of 2012. Higher overall average unit sales prices, which we define as total Sales and other operating revenues divided by total sales volumes, increased revenues by 2% and 1%, respectively, in the third quarter and first nine months of 2013 compared to the same 2012 periods. These changes were almost entirely due to the favorable impact of exchange rates.

Cost of Sales—Cost of sales were relatively unchanged in the third quarter of 2013 compared to the third quarter of 2012 and decreased by $1,424 million in the first nine months of 2013 compared to the same period in 2012. Cost of sales in the third quarter of 2012 included a $71 million non-cash benefit as a result of the reversal of a lower of cost or market inventory valuation adjustment recognized in the second quarter of 2012. Cost of sales in the first nine months of 2012 benefited from an insurance settlement of $100 million related to damages from Hurricane Ike, which affected the U.S. Gulf Coast in 2008.

In the third quarter of 2013, excluding the $71 million inventory valuation adjustment, the effect of 3% lower volumes was substantially offset by a 3% increase in average unit cost of sales, which we define as total Cost of sales divided by total sales volumes. The increase in average unit cost of sales was primarily driven by slightly higher average feedstock costs and the impact of unfavorable foreign exchange rates.

Apart from the $100 million insurance settlement described above, the decrease in costs of sales in the first nine months of 2013 largely reflected a 5% decrease in volumes, mainly in the Refining and I&D segments. Turnaround activities in these businesses during the first and second quarters of 2013 contributed to the volume decline in the first nine months of 2013. The average unit cost of sales in the first nine months of 2013 was relatively unchanged compared to the same period in 2012 as slight decreases in input costs offset the unfavorable impacts of foreign exchange.

Selling, General and Administrative Expenses—Selling, general and administrative expenses (“SG&A”) decreased by $16 million in the third quarter of 2013 relative to the third quarter of 2012 and by $19 million in the first nine months of 2013 compared to the first nine months of 2012. Lower provisions for doubtful accounts and fewer one-time project activities in corporate support service groups led to lower SG&A expense in the third quarter 2013. The decline in SG&A expenses in the first nine months of 2013 was mainly due to the effects of previous organizational restructurings and lower expenses for professional and other services.

Operating Income—Operating income decreased by $121 million in the third quarter of 2013 and increased by $121 million in the first nine months of 2013, compared to the third quarter and first nine months of 2012, respectively.

The impacts of lower revenues, which were partially offset by lower SG&A expenses during the period, led to the decrease in third quarter 2013 operating income compared to the third quarter 2012.

Operating income in the first nine months of 2013 improved compared to the first nine months of 2012 as a result of lower revenues that were more than offset by the decrease in cost of sales and lower SG&A expenses. See the “Revenues,” “Cost of Sales” and “SG&A Expenses” discussions above for additional information on the impacts of each on operating income.

Results for each of our business segments are reviewed further in the “Segment Analysis” section below.

Interest Expense—Interest expense increased by $10 million in the third quarter of 2013 and decreased by $359 million in the first nine months of 2013, compared to the third quarter and first nine months of 2012, respectively. The third quarter increase primarily reflects the interest expense on our 4% Notes due 2023 and 5.25% Notes due 2043, which were issued in July 2013. In the first nine months of 2013, the decrease in interest expense stems from the second quarter 2012 refinancing of most of our long-term debt to lower coupon notes. We paid $294 million of premiums and wrote off $18 million in capitalized debt issuance costs in connection with these refinancing activities. We also wrote off $17 million of capitalized debt issuance costs in May 2012 upon the termination of our U.S. asset-based revolving facility.

Income from Equity Investments—Income from equity investments increased $29 million in the third quarter of 2013 and $58 million in the first nine months of 2013, compared to the third quarter and first nine months of 2012, respectively. The third quarter increase was mainly due to better operating results in several of our Middle East joint ventures and in our joint ventures in Poland and Mexico. The improvement in the first nine months of 2013 primarily reflected higher sales volumes and margins from our Middle East joint ventures as well as in Asia. Turnaround activities during 2012 that improved reliability at our Al Waha joint venture led to improved operations in 2013. Results for the first nine months of 2012 were negatively affected by planned maintenance activities at our HMC joint venture and unplanned outages at our Al Waha joint venture.

Income Tax—Our effective income tax rate for the third quarter of 2013 was 28.4% compared with 33.8% for the third quarter of 2012. For the first nine months of 2013, our effective income tax rate was 29.2% compared with 32.0% for the first nine months of 2012.

Our effective tax rate fluctuates based on, among other factors, changes in pretax income in countries with varying statutory tax rates, the U.S. domestic production activity deduction, changes in valuation allowances and changes in unrecognized tax benefits. Compared with the third quarter of 2012, the effective tax rate for the third quarter of 2013 was lower primarily due to the recognition of certain previously unrecognized tax benefits and an increase in the U.S. domestic production activity deduction, which was partially offset by changes in valuation allowances. Compared with the nine months of 2012, the effective tax rate for the nine months of 2013 was lower primarily due to the recognition of certain previously unrecognized tax benefits and an increase in the U.S. domestic production activity deduction, which was partially offset by changes in valuation allowances.

With the migration of the tax domicile of the group’s parent company, LyondellBasell Industries N.V. (“LYB”), to the U.K., discussed more fully below, we determined that certain Dutch tax losses would require a valuation allowance. The resulting increase in the effective tax rate related to the valuation allowance on the Dutch tax losses was partially offset with a release of the valuation allowance on financial earnings of the French operations for the first nine months of 2013. Although our French operations were profitable for 2012, these operations had a cumulative three year book loss and are expected to generate tax losses in 2013. These negative circumstances preclude a determination that it is more likely than not that any of the remaining deferred tax asset would be realized. We continue to closely monitor positive and negative evidence supporting the realization, or lack thereof, of the French deferred tax asset associated with its cumulative tax losses. As business and economic conditions related to our French operations change, and as we wind down our discontinued operations associated with the Berre Refinery in 2013, it is possible that part, or all, of the deferred tax asset on our French operations could become realizable in the next twelve to twenty-four months.

In May 2013, we announced the planned migration of LYB’s tax domicile from The Netherlands, where LYB is incorporated, to the U.K. On August 28, 2013, the Dutch and U.K. competent authorities completed a mutual agreement procedure and issued a ruling that as of July 1, 2013 LYB should be treated solely as a tax resident in the U.K. and is subject to the U.K. corporate income tax system. Dividend distributions by LYB to its shareholders will not be subject to withholding tax, as the U.K. currently does not levy a withholding tax on dividend distributions. We do not expect a significant impact on LYB’s income tax liabilities other than with respect to the realization of certain tax loss carryforwards in The Netherlands, described above. LYB’s U.K. tax residency provides us flexibility in structuring subsidiary operations and enhanced financial flexibility for global cash management and repatriation strategies. Additionally, the general U.K. corporate income tax rate is currently lower than The Netherlands corporate tax rate (23% vs. 25%) and is scheduled to become more favorable in 2014 and 2015 (when the U.K. rate is scheduled to decrease to 21% and 20%, respectively). Such difference is not expected to provide significant reductions in our tax liabilities.

We, through our subsidiaries, have substantial operations world-wide and in recent years have earned significant income in the United States. Taxes are primarily paid on the earnings generated in various jurisdictions, including the United States, The Netherlands, Germany, Italy and other countries. LYB has little or no taxable income of its own because, as a holding company, it does not conduct any operations. Instead, the subsidiaries through which we operate incur tax obligations in the jurisdictions in which they operate. Our provision for income taxes as reported in our Consolidated Statements of Income for the year ended December 31, 2012 of $1.3 billion consists almost entirely of the income taxes owed by LYB’s subsidiaries.

We monitor income tax legislative developments in countries where we are tax resident. Management does not believe that recent changes in income tax laws in our tax resident countries will have a material impact on our consolidated financial statements.

Comprehensive Income—Comprehensive income increased by $25 million and $553 million in the third quarter and first nine months of 2013, respectively, compared to the third quarter and first nine months of 2012. The increases reflect higher net income, particularly in the first nine months of 2013, coupled with foreign currency translation adjustments arising from the financial statements of our non-U.S. subsidiaries with functional currencies other than the U.S. dollar. The predominant local currency of our operations outside of the United States is the Euro. Relative to the Euro, the value of the U.S. dollar has decreased during the third quarters of 2013 and 2012 and the first nine months of 2013 and to a lesser extent in the first nine months of 2012, resulting in gains as reflected on the Statements of Comprehensive Income.

Segment Analysis

Our continuing operations are divided into five reportable segments: O&P–Americas; O&P–EAI; I&D; Refining; and Technology.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions of dollars	2013	2012	2013	2012
Sales and other operating revenues:
O&P–Americas segment	$3,315	$3,217	$9,810	$9,849
O&P–EAI segment	3,594	3,448	11,102	10,921
I&D segment	2,452	2,637	6,951	7,407
Refining segment	3,177	3,272	8,722	9,971
Technology segment	124	124	390	358
Other, including intersegment eliminations	(1,510)	(1,425)	(4,051)	(4,251)

Total	$11,152	$11,273	$32,924	$34,255

Operating income (loss):
O&P–Americas segment	$759	$738	$2,452	$1,957
O&P–EAI segment	78	15	360	221
I&D segment	371	424	979	1,184
Refining segment	(37)	114	(70)	248
Technology segment	35	31	124	99
Other, including intersegment eliminations	1	6	(7)	8

Total	$1,207	$1,328	$3,838	$3,717

Income (loss) from equity investments:
O&P–Americas segment	$7	$7	$19	$17
O&P–EAI segment	48	23	133	92
I&D segment	6	2	11	(4)

Total	$61	$32	$163	$105

Olefins and Polyolefins—Americas Segment

Overview—Olefins continue to benefit from processing NGLs in the U.S., as ethylene produced from NGLs in North America is currently much lower in cost than that produced from crude oil-based liquids. Naphtha and other crude oil-based liquids are the predominant feedstocks used in the rest of the world. This advantage benefited margins in our olefins and polyethylene businesses in the third quarter and first nine months of 2013.

Stronger segment earnings in the third quarter of 2013 primarily reflect higher polyethylene margins compared to the third quarter of 2012. Although better polyethylene results also contributed to the improvement in segment results for the first nine months of 2013, the main driver of these higher results was the impact of significantly lower costs of heavy liquid and NGL feedstocks on olefins margins. An improvement in olefins margins in the third quarter of 2013 was partially offset by the impact of a maintenance turnaround at our Clinton, Iowa facility.

Ethylene Raw Materials—Benchmark crude oil and natural gas prices generally have been indicators of the level and direction of the movement of raw material and energy costs for ethylene and its co-products in the O&P–Americas segment. Ethylene and its co-products are produced from two major raw material groups:

—	NGLs, principally ethane and propane, the prices of which are generally related to natural gas prices in the U.S.; and

—	crude oil-based liquids (“liquids” or “heavy liquids”), including naphtha, condensates and gas oils, the prices of which are generally related to crude oil prices.

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

Production economics for the industry favored NGLs throughout 2012 and have continued to favor NGLs in 2013. Approximately 87% of our U.S. ethylene production was produced from NGLs during the third quarter and first nine months of 2013, down from second quarter 2013 production from NGLs largely due to the third quarter 2013 Clinton facility turnaround. In the third quarter and first nine months of 2012, approximately 85% of our U.S. ethylene production was produced from NGLs. Based on current trends and assuming the price of crude oil remains at a high level relative to natural gas, we would expect production economics in the U.S. to continue to favor NGLs for the near and mid-term.

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

	Average Benchmark Price and Percent Change Versus Prior Year Period Average
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2013	2012	Change	2013	2012	Change
Crude oil, dollars per barrel:
WTI	105.8	92.2	15%	98.2	96.2	2%
LLS	109.9	109.4	1%	109.4	111.9	(2)%
Natural gas (Henry Hub), dollars per million BTUs	3.7	2.9	26%	3.8	2.6	45%
United States, cents per pound:
Weighted average cost of ethylene production	16.6	19.7	(16)%	15.4	22.2	(31)%
Ethylene	45.8	45.4	1%	46.7	49.1	(5)%
Polyethylene (high density)	71.7	59.3	21%	69.0	63.1	9%
Propylene - polymer grade	68.3	51.3	33%	68.9	61.9	11%
Polypropylene	82.3	63.8	29%	82.2	73.9	11%

The following table sets forth selected financial information and selected production and third party sales volumes for the O&P–Americas segment.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions of dollars	2013	2012	2013	2012
Sales and other operating revenues	$3,315	$3,217	$9,810	$9,849
Operating income	759	738	2,452	1,957
Income from equity investments	7	7	19	17

Production volumes, in millions of pounds
Ethylene	2,111	2,401	6,860	6,523
Propylene	652	633	1,805	1,781
Sales volumes, in millions of pounds
Polyethylene	1,378	1,430	4,163	4,128
Polypropylene	669	639	1,871	1,922

Revenues—Revenues for our O&P–Americas segment increased by $98 million, or 3%, in the third quarter of 2013 compared to third quarter of 2012 and were relatively unchanged in the first nine months of 2013 compared to the first nine months of 2012.

In the third quarter of 2013, higher average sales prices, particularly for polyolefins, increased revenues by 1%, compared to the same 2012 period. Polyethylene sales prices were higher in both the 2013 periods, largely reflecting supply constraints due to competitor outages, while increases in the cost of propylene feedstock led to higher average sales prices for polypropylene. These polyolefin price increases were partly offset by lower prices for butadiene and gasoline-related products. In the first nine months of 2013, a revenue decrease of 2% was driven by lower average sales prices for ethylene, which was partly offset by the benefit from higher average sales prices for polyolefins during that period.

In each of the third quarter and first nine months of 2013, higher olefins sales volumes contributed 2% to the revenue increases over the corresponding periods in 2012. The increase in olefins sales volumes in the third quarter of 2013 mainly reflects the resale of feedstocks resulting from plant optimization partly offset by lower ethylene sales volumes mainly due to turnaround activities at our Clinton, Iowa facility during the third quarter of 2013. The negative impact of these turnaround activities on sales volumes for the first nine months of 2013 compared to the same period in 2012 was more than offset by turnaround activities in the first quarter of 2012. Increased production volumes and opportunistic spot sales as a result of competitor outages were largely responsible for the increase in olefins sales volumes in the first nine months of 2013 compared to the prior year period.

Operating Income—Operating income for the O&P–Americas segment increased by $21 million in the third quarter of 2013 and increased by $495 million in the first nine months of 2013 as compared to the corresponding periods in 2012.

Higher revenues discussed in the “Revenues” section above, a $13 million decrease in SG&A expenses and a 1% decrease in average unit cost of sales led to the improvement in third quarter 2013 operating income. The decrease in average cost of sales was largely due to a shift in our feedstock slate to a higher percentage of lower priced NGLs in the feed mix. The comparability of the third quarter 2013 to the prior year period was impacted by a $71 million non-cash benefit related to the reversal of a lower of cost or market inventory adjustment in the third quarter of 2012.

For the first nine months of 2013, an increase in olefins volumes was more than offset by lower average sales prices described under the “Revenues” section above. The increase in our operating income during this period, compared to the same period in 2012, was primarily driven by a 9% decrease in average unit cost of sales. This decrease reflects reductions in the average prices for heavy liquids and NGL feedstocks, as well as a higher percentage of lower priced NGLs in the feed mix. The comparability of the first nine months of 2013 operating income to the same period in 2012 included a $29 million benefit in the 2012 period related to an insurance settlement.

Olefins and Polyolefins—Europe, Asia and International Segment

Overview—Although results have been better in 2013 compared to 2012, market conditions in Europe remain weak and are expected to continue to be weak for the remainder of the year.

Operating results in the third quarter and first nine months of 2013 primarily reflect better results for European olefins compared to the third quarter and first nine months of 2012. Results during the first nine months of 2012 were impacted by a scheduled maintenance turnaround at our Wesseling, Germany plant.

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

	Average Benchmark Price and Percent Change Versus Prior Year Period Average
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2013	2012	Change	2013	2012	Change
Brent crude oil, dollars per barrel	109.7	109.4	0%	108.5	112.2	(3)%
Western Europe benchmark prices, €0.01 per pound:
Weighted average cost of ethylene production	34.9	39.6	(12)%	33.5	38.9	(14)%
Ethylene	55.0	53.1	4%	56.0	55.6	1%
Polyethylene (high density)	57.9	57.2	1%	58.6	58.9	(0)%
Propylene	49.6	47.6	4%	49.4	50.6	(2)%
Polypropylene (homopolymer)	58.1	56.1	4%	57.8	58.1	(1)%

Average exchange rate, $US per €	1.32	1.25	6%	1.32	1.28	3%

The following table sets forth selected financial information and selected production and third party sales volumes for the O&P–EAI segment. Production volumes are based on the actual production in the time period.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions of dollars	2013	2012	2013	2012
Sales and other operating revenues	$3,594	$3,448	$11,102	$10,921
Operating income	78	15	360	221
Income from equity investments	48	23	133	92

Production volumes, in millions of pounds
Ethylene	984	802	2,887	2,677
Propylene	597	492	1,784	1,610
Sales volumes, in millions of pounds
Polyethylene	1,212	1,243	3,732	3,693
Polypropylene	1,612	1,727	5,090	4,774

Revenues—Revenues increased by $146 million, or 4%, in the third quarter of 2013 compared to the third quarter of 2012. Revenues increased in the third quarter of 2013 as a result of higher average sales prices and foreign exchange effects, partly offset by lower sales volumes. In the first nine months of 2013, revenues increased by $181 million, or 2%, primarily because of the changes in foreign exchange rates, which more than offset lower average sales prices on relatively unchanged volumes.

Lower sales volumes in the third quarter of 2013 were responsible for a revenue decrease of 2% compared to the corresponding 2012 period. Polyolefin volumes were lower in the third quarter of 2013 largely due to a decrease in polypropylene volumes compared to the third quarter of 2012, which benefited from increased volumes stemming from speculative buying patterns. This decrease was somewhat mitigated by a slight improvement in European market demand over the 2012 periods and higher production in the third quarter of 2013 relative to the same period in 2012. The comparability of results also was affected by the impact of turnaround activities at our Wesseling, Germany cracker. In the first nine months of 2013, overall sales volumes were relatively unchanged relative to the same 2012 period as polypropylene volume increases resulting from higher sales due to better availability from improved asset performance substantially offset a decrease in olefins volumes.

Higher average sales prices in the third quarter of 2013 increased revenues by 1% over the third quarter of 2012. A decline in average sales prices in the first nine months of 2013 from the level seen in the first nine months of 2012, resulted in a 1% reduction in revenues. Sales prices for olefins generally correlate with the cost of naphtha, which was relatively unchanged during the third quarter 2013 and decreased in the first nine months of 2013, compared to the corresponding 2012 periods. Favorable U.S. dollar/Euro foreign exchange effects contributed 5% and 2% to the increase in revenues in the third quarter and first nine months of 2013, respectively.

Operating Income—Operating income for the O&P–EAI segment increased by $63 million in the third quarter of 2013 compared to the third quarter of 2012 and by $139 million in the first nine months of 2013 compared to the first nine months of 2012.

Our improved results in the third quarter of 2013 were mainly attributable to olefins which had higher volumes and higher margins driven by slight increases in pricing. Olefins volumes were lower in the third quarter 2012 due to scheduled maintenance at our plant in Wesseling, Germany. The olefins improvements were partly offset by reduced margins in polypropylene compounds due to higher feedstock costs.

Higher olefins results for the first nine months of 2013 reflected improved margins compared to the same period in 2012, as the prior year included several months where product prices were lagging steep increases in naphtha feedstock cost. This benefit was offset in part by lower volumes and a decrease in butadiene co-product pricing resulting from lower demand.

The improvement in third quarter 2013 operating income relative to the same period in 2012 was attributable to higher revenues as described in the “Revenues” section above and a $6 million decrease in SG&A expenses. These benefits were mostly offset by a 3% increase in cost of sales which was driven primarily by higher olefins volumes, compared to the third quarter of 2012, due mainly to the 2012 turnaround discussed above and by the unfavorable impact of changes in foreign exchange rates on some purchased feedstocks and products for resale.

Operating income for the first nine months of 2013 reflected higher revenues as described above and a $10 million decrease in SG&A expenses all of which were partially offset by a 1% increase in cost of sales. This increase in cost of sales was largely due to the unfavorable impact of changes in foreign exchange rates offset in part by lower feedstock costs driven by decreases in the price of naphtha.

Operating income for the third quarter and first nine months of 2012 included $22 million of charges associated with closure costs for facilities in Australia and Italy. In the first nine months of 2012, results also included a $22 million charge for impairment of assets related to damage of our LDPE plant in Wesseling, Germany.

Intermediates and Derivatives Segment

Overview—Operating results in the third quarter and first nine months of 2013 were lower relative to the third quarter and first nine months of 2012 when oxyfuels results were exceptionally strong. Decreases in earnings in the third quarter and first nine months of 2013 for PO derivatives, particularly BDO, and oxyfuels were offset in part by higher styrene results and in the first nine months of 2013, were offset by improved ethylene glycol margins. Results were also negatively impacted during the 2013 periods by scheduled maintenance at facilities in the U.S. and Europe.

The following table sets forth selected financial information and selected third party sales volumes for the I&D segment. Production volumes are based on actual production in the time period. In addition, the table shows MTBE margins in Northwest Europe (“NWE”).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions of dollars	2013	2012	2013	2012
Sales and other operating revenues	$2,452	$2,637	$6,951	$7,407
Operating income	371	424	979	1,184
Income (loss) from equity investments	6	2	11	(4)

Sales volumes, in millions of pounds
PO and derivatives	665	762	2,013	2,279
EO and derivatives	294	311	831	898
Styrene	756	791	2,048	2,173
Acetyls	506	499	1,407	1,432
TBA intermediates	425	441	1,216	1,351

Sales volumes, in millions of gallons
MTBE/ETBE	241	256	661	650

Market margins, cents per gallon
MTBE—NWE	86.8	149.9	93.2	132.0

Revenues—Revenues decreased by $185 million, or 7%, in the third quarter of 2013 compared to the third quarter of 2012 and by $456 million, or 6%, in the first nine months of 2013 compared to the prior year period.

Lower sales volumes in the third quarter and first nine months of 2013 decreased revenues by 10% and 7%, respectively, over the corresponding 2012 periods. Sluggish demand coupled with an oversupplied market led to lower BDO sales volumes in the third quarter and first nine months of 2013. Exclusive of the BDO decline, PO and derivative volume reductions in both the third quarter and nine months of 2013 primarily reflect lower third party resale volumes rather than reduced sales from our own production. TBA derivatives sales volumes also declined in both periods related to turnaround activities and weaker butyl rubber demand. Styrene sales volumes were also lower in the third quarter and first nine months of 2013 reflecting the impact of maintenance activities in the first nine months of 2013. Sales volumes for oxyfuels were lower in the third quarter of 2013 but higher in the first nine months of 2013. The higher oxyfuels sales volumes in the first nine months of 2013 reflected new business in South America and Eastern Europe.

Higher average sales prices increased revenues 1% in the third quarter and had relatively no impact in the first nine months of 2013. Favorable foreign exchange effects contributed 2% and 1% to the increase in revenue in the third quarter and first nine months of 2013 respectively. Supply constraints due to industry outages resulted in increases in the average sales prices for styrene in the third quarter and first nine months of 2013 and for acetyls in the third quarter of 2013 over the corresponding 2012 periods. These increases were offset in part by lower average sales prices for oxyfuels and BDO. Oxyfuels sales prices reflected reduced spreads over gasoline relative to a supply-constrained market in the prior year period, as well as lower gasoline prices. BDO sales prices declined on lower European demand due to weak economic conditions and an oversupplied Asian market.

Operating Income—Operating income decreased by $53 million in the third quarter of 2013 compared to the third quarter of 2012 and by $205 million in the first nine months of 2013 compared to the first nine months of 2012.

The decline in third quarter 2013 operating income was driven by a decrease in revenues as discussed in the “Revenues” section above, mostly offset by a volume-driven reduction in cost of sales, and a 4% increase in average unit cost of sales, driven largely by increases in feedstock costs and unfavorable changes in foreign exchange rates.

Operating income decreased in the first nine months of 2013 due to the decline in revenues discussed in the “Revenues” section above, mostly offset by a volume-driven reduction in cost of sales, and a 3% increase in average unit cost of sales, driven primarily by feedstock cost increases and by the unfavorable impact of changes in foreign exchange rates. Operating income in the first nine months of 2012 also included an $18 million benefit related to an insurance settlement associated with Hurricane Ike.

PO and derivatives results declined in the third quarter and first nine months of 2013 primarily due to lower BDO results. In the third quarter and first nine months of 2013, weaker demand resulted in lower BDO sales volumes while pricing pressures stemming from an oversupplied Asian market resulted in compressed margins for BDO compared to the same 2012 periods.

Oxyfuels results, which were lower in the third quarter and first nine months of 2013, primarily reflect lower margins relative to the exceptionally strong margins in 2012. Reduced spreads over gasoline relative to a supply-constrained market in the prior year periods, as well as lower gasoline prices contributed to the decrease in oxyfuels margins in the third quarter and first nine months of 2013 compared to the respective 2012 periods.

These decreases were partially offset by higher styrene margins in the third quarter and first nine months of 2013. Global supply constraints due to industry outages led to increases in the average sales prices of styrene in the 2013 periods, which outpaced the higher costs of benzene feedstock in the first nine months of 2013.

In the first nine months of 2013, operating results for ethylene glycol also improved over the first nine months of 2012, reflecting higher margins due to increases in average sales prices and lower costs of ethylene feedstock.

Refining Segment

Overview—Operating results in the third quarter and first nine months of 2013 reflect lower refining margins than seen in the same periods in 2012 due to lower gasoline and distillate spreads and decreases in the average differential between light and heavy crude oils. Margins were also negatively affected by the higher costs in 2013 for renewable identification numbers (“RINs”), a U.S. government established credit used to show compliance in meeting the EPA’s Renewable Fuel Standard. Lower crude processing rates also contributed to the reduction in our results for the first nine months of 2013.

The following table sets forth selected financial information and heavy crude oil processing rates for the Refining segment and the U.S. refining market margins for the applicable periods. Light Louisiana Sweet, or “LLS” is a light crude oil, while “Maya” is a heavy crude oil.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions of dollars	2013	2012	2013	2012
Sales and other operating revenues	$3,177	$3,272	$8,722	$9,971
Operating income (loss)	(37)	114	(70)	248

Heavy crude oil processing rates, thousands of barrels per day	250	240	230	255

Market margins, dollars per barrel
Light crude oil – 2-1-1	12.63	16.82	12.96	14.08
Light crude oil – Maya differential	10.59	11.94	9.51	10.51

Total Maya 2-1-1	23.22	28.76	22.47	24.59

Revenues—Revenues decreased by $95 million, or 3%, in the third quarter of 2013 and by $1,249 million, or 13%, in the first nine months of 2013, compared to the same periods in 2012.

Average refined product prices were responsible for revenue decreases of 1% in the third quarter of 2013 and 2% in the first nine months of 2013 compared to the same periods of 2012. The lower product prices reflect increased supply of refined products relative to demand.

Unplanned outages in the third quarter 2013 contributed to a 2% revenue decrease attributable to slightly lower sales volumes over the respective 2012 period. In the first nine months of 2013, lower sales volumes contributed 11% to the revenue decrease over the first nine months of 2012. The lower sales volumes in the first nine months of 2013 reflect a 10% decrease in crude processing rates, mainly due to a scheduled turnaround during the first quarter of 2013 and other unscheduled maintenance.

Operating Income (Loss)—Operating results for the third quarter of 2013 decreased by $151 million as compared to the third quarter of 2012. Results for the first nine months of 2013 were lower than the first nine months of 2012 by $318 million.

Operating results for the third quarter of 2013 were negatively impacted by a reduction in revenues due to lower average sales prices and volumes discussed in the “Revenues” section above. In addition, a 3% increase in average unit cost of sales, primarily related to higher average feedstock costs, increased RINs costs of $28 million and higher depreciation associated with the capitalization of costs related to the turnaround that occurred in the first quarter of 2013 contributed to the decline in operating results as compared to the third quarter of 2012. Our third quarter 2013 operating results also included benefits totaling $10 million related to the resolution of property tax assessments for the three year period beginning 2011 and proceeds of $5 million related to recoveries and a settlement associated with a former employee who pled guilty to fraud in 2010. A $24 million recovery related to this same matter was included in operating income for the third quarter of 2012.

In the first nine months of 2013, operating results were impacted by lower volumes and by lower average sales prices as described in the “Revenues” section above. An $84 million increase in the cost of RINs during the first nine months of 2013 contributed to a 1% increase in average cost of sales. In addition, our operating results for the first nine months of 2013 included benefits totaling $10 million related to the resolution of property tax assessments. Operating results also benefited from recoveries and a settlement associated with the fraud matter described above totaling $10 million and $24 million in the first nine months of 2013 and 2012, respectively. Operating income for the first nine months of 2012 also benefited from a $53 million insurance settlement related to damages associated with Hurricane Ike.

For both the third quarter and first nine months of 2013 relative to earlier periods, the crude oil costs at the refinery reflected increased purchases priced in relation to WTI and Brent crude oils and a lesser amount priced relative to Maya, which has reduced the comparability of our refined product spreads with the Maya benchmark product spread.

Technology Segment

The following table sets forth selected financial information for the Technology segment.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions of dollars	2013	2012	2013	2012
Sales and other operating revenues	$124	$124	$390	$358
Operating income	35	31	124	99

Operating Results—Operating results improved slightly in the third quarter of 2013 compared to the third quarter of 2012, as higher catalyst income and lower research and development expenses offset lower revenues recognized from licensing and services. The increase in operating results for the first nine months of 2013 reflected the relatively equal benefits from higher catalyst earnings, improved licensing and services revenues, and lower research and development costs.

Higher catalyst sales volumes contributed 13% and 1%, respectively, to revenues for the third quarter and first nine months of 2013 versus the same 2012 periods. Lower catalyst sales prices in the third quarter and first nine months of 2013 contributed a decrease of 16% and 1%, respectively, to revenues. Lower licensing and services revenues contributed to a 2% decrease in revenues in the third quarter of 2013 relative to the prior year period. A one-time, lump-sum settlement in the second quarter of 2013 associated with a process license agreement entered into in a prior year was the most significant factor in the improvement of licensing and services revenues in the first nine months of 2013, accounting for a 7% increase in segment revenues. Revenues also benefited from favorable foreign exchange rates, which accounted for 5% and 2% of the increases in the third quarter and first nine months of 2013, respectively.

FINANCIAL CONDITION

Operating, investing and financing activities of continuing operations, which are discussed below, are presented in the following table:

	Nine Months Ended
	September 30,
Millions of dollars	2013	2012
Source (use) of cash:
Operating activities	$3,194	$3,459
Investing activities	(1,235)	(696)
Financing activities	(323)	(319)

Operating Activities—Cash of $3,194 million provided in the first nine months of 2013 primarily reflected earnings and distributions from our joint ventures, adjusted for non-cash items, offset in part by certain payments related to income taxes, employee bonuses and cash used by the main components of working capital – accounts receivable, inventories and accounts payable. Also contributing to cash flow were $224 million of refunds of VAT from prior periods that were received from Italian tax authorities in the second quarter of 2013.

The $372 million of cash used by the main components of working capital in the first nine months of 2013 reflects increases of $106 million, $282 million, and $16 million in accounts receivable, inventories, and accounts payable, respectively. The increase in accounts receivable at the end of the third quarter, compared to year end 2012, primarily reflects a temporary increase of Refining receivables at the end of the third quarter 2013 that returned to normal levels shortly after the end of the quarter. Increases in inventories in our O&P–EAI, O&P–Americas and I&D segments were offset in part by a decrease in the Refining segment’s inventories. An increase in raw material purchases by our O&P–Americas segment, partially offset by decreases in the O&P–EAI and I&D segment payables contributed to the increase in accounts payable.

The $3,459 million of cash provided in the first nine months of 2012 primarily reflected earnings, adjusted for non-cash items, proceeds received from income tax refunds and an insurance settlement, and distributions from our joint ventures. These amounts were offset in part by certain payments related to sales rebates, employee bonuses, property taxes, company contributions to our pension plans and premiums and other fees related to prepayments of debt, and to a lesser extent, cash used by the main components of working capital.

Investing Activities—Cash of $1,235 million and $696 million used in investing activities in the first nine months of 2013 and 2012, respectively, primarily reflects capital expenditures. The expenditures in 2013 were used to fund turnaround activities at several sites, construction of our methanol plant restart at our Channelview, Texas site, debottlenecks of certain assets to enhance production, the purchase of railcars and other plant maintenance and improvement projects. The increase in the level of our capital expenditures in the first nine months of 2013 over the same period in 2012 is mainly due to major profit-generating projects and turnarounds.

The following table summarizes capital expenditures for the periods presented:

	Nine Months Ended
	September 30,
Millions of dollars	2013	2012
Capital expenditures by segment:
O&P–Americas	$462	$363
O&P–EAI	153	159
I&D	366	86
Refining	196	89
Technology	20	29
Other	4	1

Consolidated capital expenditures of continuing operations	$1,201	$727

Financing Activities—Financing activities used cash of $323 million and $319 million in the first nine months of 2013 and 2012, respectively.

During the first nine months of 2013, we made payments totaling $1,251 million to repurchase ordinary shares and paid $517 million of dividends to our shareholders.

In July 2013, we received net proceeds totaling $1,468 million from the issuance of $750 million of 4% Notes due 2023 and $750 million of 5.25% Notes due 2043, and paid fees totaling $23 million.

In the first nine months of 2012, we received $3,000 million of proceeds from the issuance of our 5% senior notes due 2019 and 5.75% senior notes due 2024, entered into a $2,000 million Senior Revolving Credit Facility and a $1,000 million accounts receivable securitization facility during that time. We paid bank fees totaling $53 million in connection with these transactions. We also repaid $2,679 million of previously outstanding notes and paid premiums totaling $294 million, which are reflected in operating cash flows. In addition, we paid dividends totaling $603 million during the first nine months of 2012.

Liquidity and Capital Resources—As of September 30, 2013, we had unrestricted cash and cash equivalents of $4,414 million, of which $1,678 million was held outside the U.S., principally in The Netherlands. Less than 1% of our outstanding cash balance is held in a country that has established government imposed currency restrictions that could impede the ability of our subsidiary to transfer funds to us. There currently are no other legal or economic restrictions that would impede such transfers of cash. We also had total unused availability under our credit facilities of $3,563 million at September 30, 2013, which included the following:

—  $2,000 million under our $2,000 million revolving credit facility.

—  $965 million under our $1,000 million U.S. accounts receivable securitization facility. Availability under this facility is subject to a borrowing base of eligible receivables, which is reduced by outstanding borrowings and letters of credit, if any. There were no outstanding borrowings or letters of credit at September 30, 2013.

—  €437 million and $18 million (totaling approximately $598 million) under our €450 million European accounts receivable securitization facility. Availability under this facility is subject to a borrowing base, net of outstanding borrowings. There were no outstanding borrowings under this facility at September 30, 2013.

We also have outstanding letters of credit and bank guarantees totaling $364 million at September 30, 2013 issued under uncommitted credit facilities.

At September 30, 2013, we had total debt, including current maturities, of $5,889 million.

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

In May 2013, we amended our $2,000 million revolving credit facility to extend its maturity date by one year to May 2018 and in April 2013, we amended and restated our €450 million European receivables securitization facility to obtain more favorable terms and conditions, including reduced pricing, and to extend the maturity date of the facility to April 2016.

In May 2013, our Supervisory Board announced a share repurchase program under which we may repurchase up to 10% of our shares outstanding through May 21, 2014, for a total of approximately 57.6 million shares. Our share repurchase program does not have a stated dollar amount, and purchases may be made through open market purchases, private market transactions or other structured transactions. Repurchased shares may be retired or used for general corporate purposes, including for various employee benefit and compensation plans. As of September 30, 2013, we have purchased 18,896,101 shares under this program for approximately $1,303 million. As of October 25, 2013, we had approximately 35.1 million shares remaining under the current authorization. The timing and amount of additional shares repurchased will continue to be determined by our Management Board based on its evaluation of market conditions and other factors.

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

CURRENT BUSINESS OUTLOOK

Business conditions similar to those seen in the first nine months of 2013 are generally expected to continue for the foreseeable future. Our O&P–Americas and I&D segments are expected to continue to benefit from favorable shale gas developments. We anticipate, however, that margin compression in some products, such as oxyfuels, and seasonally slower polyolefins sales during the latter part of the year will negatively impact the results of our I&D segment and O&P–Americas and O&P–EAI segments, respectively. While our O&P–EAI business results improved over the latter part of 2012, overall economic and industry conditions are expected to remain challenging. We anticipate that the refining industry will continue to be challenged in the near term.

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

•

the negative outcome of any legal, tax and environmental proceedings or changes in laws and regulations regarding legal, tax and environmental matters may increase our costs or otherwise limit our ability to achieve savings under current regulations;

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market and regulatory risks is described in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2012. Our exposure to such risks has not changed materially in the nine months ended September  30, 2013.

Item 4. CONTROLS AND PROCEDURES

As of September 30, 2013, with the participation of our management, our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) carried out an evaluation, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the Act), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of September 30, 2013.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Environmental Matters

From time to time we and our joint ventures receive notices or inquiries from federal, state or local governmental entities regarding alleged violations of environmental laws and regulations pertaining to, among other things, the disposal, emission and storage of chemical and petroleum substances, including hazardous wastes. Item 103 of the SEC’s Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and the proceedings involve potential monetary sanctions that we reasonably believe could exceed $100,000. The matters below are disclosed solely pursuant to that requirement.

In September 2012, Harris County, Texas filed a lawsuit against our subsidiary, Equistar Chemicals, LP, in Harris County District Court in connection with four emissions events between September 2011 and March 2012 at our manufacturing plant in Channelview, Texas. The complaint alleges a maximum penalty of $200,000.

In September 2013, the Louisiana Department of Environmental Quality (the “LDEQ”) issued a Compliance Order and Notice of Potential Penalty to Equistar Chemicals, LP pertaining to self-reported deviations arising from our polyolefins plant and relating to certain Clean Air Act Title V permit conditions, limits and other requirements. The matter involves deviations reported by us to the LDEQ in semi-annual reports covering 2007 through June 2011. We reasonably believe that LDEQ may assert an administrative penalty demand in this matter in excess of $100,000.

In September 2013, EPA Region V issued a Notice and Finding of Violation alleging violations at our Morris, Illinois facility related to flaring activity. Specifically, the Notice generally alleges failures to monitor steam usage and improper flare operations. While a penalty demand is expected, the Notice did not contain any such demand, although we reasonably believe that EPA Region V may assert a penalty demand in excess of $100,000.

In September 2013, the EPA Region VII sent our Clinton, Iowa facility notice that it intends to proceed with the filing of an administrative complaint seeking penalties of approximately $191,000, related to alleged violations of the Resources Conservation and Recovery Act (“RCRA”) for inadequate secondary containment of hazardous waste container storage areas. The notice contemplates pre-filing negotiations for us to enter into a settlement with the EPA through a consent agreement.

Litigation and Other Matters

Information regarding our litigation and other legal proceedings can be found in Note 14, Commitments and Contingencies, to the Consolidated Financial Statements.

Disclosure Pursuant to Section 219 of the Iran Threat Reduction & Syria Human Rights Act

Under the Iran Threat Reduction and Syria Human Rights Act of 2012 (the “Act”), which added Section 13(r) of the Securities Exchange Act of 1934, we are required to include certain disclosures in our periodic reports if we or any of our “affiliates” (as defined in Rule 12b-2 under the Exchange Act) knowingly engage in certain specified activities during the period covered by the report. Neither we nor any of our controlled affiliates or subsidiaries engaged in any of the specified activities during 2013. However, because the SEC defines the term “affiliate” broadly, it includes any entity controlled by us as well as any person or entity that controlled us or is under common control with us (“control” is also construed broadly by the SEC). Apollo Global Management, LLC (“Apollo”) was potentially an affiliate of ours during the third quarter of 2013, as a result of the share ownership of certain investment funds managed by affiliates of Apollo, which owned an aggregate of 12.5% of our outstanding shares at the end of July 2013, and their right to designate two individuals to our eleven person Supervisory Board up until early August 2013. As of the date of this report, certain investment funds managed by affiliates of Apollo own 5.1% of our issued share capital and have the right to designate one individual to our Supervisory Board.

Apollo has informed us that, as of October 24, 2013, certain investment funds managed by affiliates of Apollo Global Management, LLC, an affiliate of Apollo, beneficially owned approximately 22% of the limited liability company interests of CEVA Holdings, LLC (“CEVA”). Under the limited liability company agreement governing CEVA, certain investment funds managed by affiliates of Apollo hold a majority of the voting power of CEVA and have the right to elect a majority of the board of CEVA. CEVA may be deemed to be under common control with us, but this statement is not meant to be an admission that common control exists. We have no involvement in or connection with the activities of CEVA or any of its subsidiaries and receive no revenue from them, and have not independently verified or participated in the disclosure provided by Apollo pursuant to the Act. To comply with the Act, we are providing the following disclosure, as provided to us by Apollo:

“Through an internal review of its global operations, CEVA has identified the following transactions in an Initial Notice of Voluntary Self-Disclosure that CEVA filed with the U.S. Treasury Department Office of Foreign Assets Control (“OFAC”) on October 28, 2013. CEVA’s review is ongoing. CEVA will file a further report with OFAC after completing its review.

The internal review indicates that, in December 2012, CEVA Freight Italy Srl (“CEVA Italy”) provided customs brokerage and freight forwarding services for the export to Iran of two measurement instruments to the Iranian Offshore Engineering Construction Company, a joint venture between two entities that are identified on OFAC’s list of Specially Designated Nationals (“SDN”). The revenues and net profits for these services were approximately $1,260.64 USD and $151.30 USD, respectively. In February 2013, CEVA Freight Holdings (Malaysia) SDN BHD (“CEVA Malaysia”) provided customs brokerage for export and local haulage services for a shipment of polyethylene resin to Iran shipped on a vessel owned and/or operated by HDS Lines, also an SDN. The revenues and net profits for these services were approximately $779.54 USD and $311.13 USD, respectively. In September 2013, CEVA Malaysia provided customs brokerage services for the import into Malaysia of fruit juice from Alifard Co. in Iran via HDS Lines. The revenues and net profits for these services were approximately $227.41 USD and $89.29 USD, respectively.

These transactions violate the terms of internal CEVA compliance policies, which prohibit transactions involving Iran. Upon discovering these transactions, CEVA promptly launched an internal investigation, and is taking action to block and prevent such transactions in the future. CEVA intends to cooperate with OFAC in its review of this matter.”

Item 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in Item 1A of our 2012 Annual Report on Form 10-K. In our Quarterly Report for the quarter ended June 30, 2013, we included certain Risk Factors directly related to our plans to migrate the tax residency of LyondellBasell Industries N.V. to the U.K. On August 30, 2013, we received notification from the Dutch and U.K. tax authorities that they completed the mutual agreement procedure and determined that as of July 1, 2013, LyondellBasell Industries N.V. is to be treated as solely U.K. tax resident. The determination is based on the Company fulfilling certain representations that it made to the tax authorities, including representations relating to a supporting structure for LyondellBasell Industries N.V. parent holding company activities being in place in the United Kingdom by December 31, 2013. The Dutch and U.K. tax authorities have stated that LyondellBasell Industries N.V. will continue to be treated as solely U.K. tax resident for so long as the facts upon which the determination was based, including maintaining the supporting structure, remain accurate. As a result, the Risk Factors provided in Form 10-Q for the quarter ended June 30, 2013 are no longer applicable.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs (2)
July 1 – July 31	5,156,300	$68.22	5,156,300	47,065,738
August 1 – August 31	4,986,790	$69.10	4,856,800	42,208,938
September 1 – September 30	3,603,995	$72.40	3,520,801	38,688,137

Total	13,747,085	$69.63	13,533,901	38,688,137

(1)

In addition to shares purchased pursuant to our publicly announced program described below, the total number of shares purchased includes 213,184 shares withheld to satisfy withholding tax obligations upon the vesting of employee restricted stock. The average price for the shares withheld in satisfaction of employee withholding taxes was $69.42. The average price for the shares repurchased pursuant to the publicly announced program includes commissions.

(2)

On May 22, 2013, we announced a share repurchase program of up to 57,584,238 of our ordinary shares through May 21, 2014. The maximum number of shares that may yet be purchased is not necessarily an indication of the number of shares that will ultimately be purchased.

Item 6. EXHIBITS

10.1	Employment Agreement dated September 12, 2013 between James L. Gallogly, Lyondell Chemical Company and LyondellBasell Industries N.V.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32	Certifications pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LYONDELLBASELL INDUSTRIES N.V.

Date: October 29, 2013	/s/ William B. Allen, Jr.
William B. Allen, Jr.
Vice President, Finance
(Principal Accounting Officer)