Form 10-K
period 2013-12-31
LyondellBasell Industries N.V.
filed 2014-02-20
CIK 1489393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

Commission file number: 001-34726

LyondellBasell Industries N.V.

(Exact name of registrant as specified in its charter)

The Netherlands	98-0646235
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1221 McKinney St., Suite 300 Houston, Texas USA 77010	4th Floor, One Vine Street London W1J0AH The United Kingdom	Stationsplein 45 3013 AK Rotterdam The Netherlands

(Address of principal executive offices) (Zip Code)

(713) 309-7200	+44 (0) 207 220 2600	+31 (0)10 275 5500

(Registrant’s telephone numbers, including area codes)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Ordinary Shares, €0.04 Par Value	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☑  No

The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price on that date of $66.26, was $27.8 billion. For purposes of this disclosure, in addition to the registrant’s executive officers and members of its Supervisory Board, the registrant has included Access Industries, LLC and Apollo Management Holdings, L.P. and their affiliates as “affiliates.”

The registrant had 546,551,455 shares outstanding at February 18, 2014 (excluding 31,880,560 treasury shares).

Documents incorporated by reference:

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 16, 2014 (Part III)

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

•

our U.S. operations have benefited from low-cost natural gas and natural gas liquids; decreased availability of these materials (for example, from their export or regulations impacting hydraulic fracturing in the U.S.) could reduce the current benefits we receive; similarly, if crude oil prices fell materially, we would see less benefit from low-cost natural gas and natural gas liquids;

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

•

the negative outcome of any legal, tax and environmental proceedings or changes in laws or regulations regarding legal, tax and environmental matters may increase our costs or otherwise limit our ability to achieve savings under current regulations;

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

All subsequent written and oral forward looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section and any other cautionary statements that may accompany such forward-looking statements. Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements. Additional factors that could cause results to differ materially from those described in the forward-looking statements can be found in the “Risk Factors” section of this report on page 22.

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

We participate globally across the petrochemical value chain and are an industry leader in many of our product lines. Our chemicals businesses consist primarily of large processing plants that convert large volumes of liquid and gaseous hydrocarbon feedstocks into plastic resins and other chemicals. Our chemical products tend to be basic building blocks for other chemicals and plastics, while our plastic products are typically used in large volume applications. Our customers use our plastics and chemicals to manufacture a wide range of products that people use in their everyday lives including food packaging, home furnishings, automotive components, paints and coatings. Our refining business consists of our Houston refinery, which processes crude oil into products such as gasoline, diesel and jet fuel.

Our financial performance is influenced in general by the supply and demand for the products that we produce, the cost and availability of feedstocks, global and regional competitor capacity, our operational efficiency and our ability to control costs. We have a strong operational focus and, as a producer of large volume commodities, continuously strive to differentiate ourselves through safe, reliable and low-cost operations in all our businesses. During recent years the cost of natural gas-derived raw materials in the U.S. versus the global cost of crude oil-derived raw materials has had a significant positive influence on the profitability of our North American operations. To a lesser extent, our differentiated assets and technology also positively influence our performance as compared to our peers and competitors. These include our propylene oxide and polypropylene technologies; flexible feedstock olefins plants in the U.S.; joint venture olefins and polyolefins plants with access to low-cost feedstock, particularly in Saudi Arabia; and our Houston refinery which is capable of processing heavy, high-sulfur crude.

SEGMENTS

We manage our operations through five operating segments. Our reportable segments are:

•	Olefins and Polyolefins—Americas (“O&P—Americas”). Our O&P—Americas segment produces and markets olefins, including ethylene and ethylene co-products, and polyolefins.

•	Olefins and Polyolefins—Europe, Asia, International (“O&P—EAI”). Our O&P–EAI segment produces and markets olefins, including ethylene and ethylene co-products, polyolefins and polypropylene compounds.

•

Intermediates and Derivatives (“I&D”). Our I&D segment produces and markets propylene oxide and its co-products and derivatives, acetyls, including methanol, ethanol, ethylene oxide and its derivatives, and oxygenated fuels, or oxyfuels.

•	Refining. Our Refining segment refines heavy, high-sulfur crude oil and other crude oils of varied types and sources available on the U.S. Gulf Coast.

•	Technology. Our Technology segment develops and licenses chemical and polyolefin process technologies and manufactures and sells polyolefin catalysts.

We regularly review our segments and the approach used by management to evaluate performance and resource allocation. In 2012, we moved the management responsibility for business decisions relating to oxyfuels to our I&D segment because profits generated by oxyfuels are more closely related to sourcing decisions regarding certain co-products of propylene oxide production, which is the core of our I&D segment. All comparable periods presented were revised to reflect this change.

Financial information about our business segments and geographical areas can be found in Note 22, Segment and Related Information, to the Consolidated Financial Statements. Information about the locations where we produce our primary products can be found under “Description of Properties.”

In 2013, 2012 and 2011, no single customer accounted for 10% or more of our total revenues.

Olefins and Polyolefins Segments Generally

We are a leading worldwide producer of olefins, including ethylene and propylene. We are also a leading producer of polyolefins, including polyethylene (“PE”), and the world’s largest producer of polypropylene (“PP”) and PP compounds. We manage our olefin and polyolefin business in two reportable segments, O&P–Americas and O&P–EAI.

Olefins—Ethylene is the most significant petrochemical in terms of worldwide production volume and is the key building block for PE and a large number of other chemicals, plastics and synthetics. The production of ethylene results in co-products such as propylene, butadiene and aromatics. Ethylene and its co-products are fundamental to many parts of the economy, including the production of consumer products, packaging, housing and automotive components and other durable and nondurable goods.

Polyolefins—Polyolefins are thermoplastics and comprise approximately two-thirds of worldwide thermoplastics demand. Since their industrial commercialization, thermoplastics have been used in wide-ranging applications and products that improve safety and comfort and enhance the everyday quality of life. Our products are used in consumer, automotive and industrial applications ranging from food and beverage packaging to housewares and construction materials. We produce high density polyethylene (“HDPE”), low density polyethylene (“LDPE”) and linear low density polyethylene (“LLDPE”). We also produce PP homopolymers, PP impact copolymers and PP random copolymers. We produce and market several specialty product lines including PP compounds, Catalloy process resins and polybutene-1 (“PB-1”), focusing on unique polyolefins and compounds that offer a wide range of performance characteristics. Typical properties of such specialty polyolefins and compounds include impact-stiffness balance, scratch resistance, soft touch and heat sealability. End uses include automotive and industrial products and materials. PP compounds are produced from blends of polyolefins and additives and are sold mainly to the automotive and home appliances industries. The Catalloy process is proprietary technology that is not licensed to third parties. As a result, we are the only manufacturer of Catalloy process resins, which are used primarily in roofing, packaging and automotive applications.

Sales of PE (HDPE, LDPE and LLDPE, collectively) accounted for 17% of our total revenues in 2013 and 15% in each of 2012 and 2011. Sales of PP, including Catalloy, accounted for approximately 21% of our total revenues in 2013 and 19% in each of 2012 and 2011.

The following table outlines the primary products of our O&P segments, annual processing capacity as of December 31, 2013, and the primary uses for those products. Capacities, which are presented in pounds unless otherwise indicated, include 100% of the capacity of our joint venture facilities. The joint ventures’ proportional share of capacity is shown in the footnotes to the table, below.

Product	Annual Capacity(1)			Primary Uses
	Americas	EAI	Total
Olefins:
Ethylene	9.9 billion	6.5 billion	16.4 billion	Ethylene is used as a raw material to manufacture polyethylene, ethylene oxide, ethanol, ethylene dichloride, styrene, vinyl acetate monomer (“VAM”) and other products.

Propylene	5.5 billion	6.0 billion	11.5 billion	Propylene is used to produce PP, acrylonitrile, propylene oxide (“PO”) and other products.

Butadiene	1.1 billion	700 million	1.8 billion	Butadiene is used to manufacture styrene-butadiene rubber and polybutadiene rubber, which are used in the manufacture of tires, hoses, gaskets and other rubber products. Butadiene is also used in the production of paints, adhesives, nylon clothing, carpets, paper coatings and engineered plastics.

Polyolefins:
HDPE	3.3 billion	4.2 billion	7.5 billion	HDPE is used to manufacture grocery, merchandise and trash bags; food containers for items from frozen desserts to margarine; plastic caps and closures; liners for boxes of cereal and crackers; plastic drink cups and toys; dairy crates; bread trays; pails for items from paint to fresh fruits and vegetables; safety equipment, such as hard hats; house wrap for insulation; bottles for household and industrial chemicals and motor oil; milk, water, and juice bottles; large tanks for storing liquids such as agricultural and lawn care chemicals; and pipe.

LDPE	1.3 billion	2.8 billion	4.1 billion	LDPE is used to manufacture food packaging films; plastic bottles for packaging food and personal care items; dry cleaning bags; ice bags; pallet shrink wrap; heavy-duty bags for mulch and potting soil; boil-in-bags; coatings on flexible packaging products; and coatings on paper board such as milk cartons.

Product	Annual Capacity(1)			Primary Uses
	Americas	EAI	Total
LLDPE	1.3 billion	—	1.3 billion	LLDPE is used to manufacture garbage and lawn-leaf bags; industrial can liners; housewares; lids for coffee cans and margarine tubs; dishpans, home plastic storage containers, and kitchen trash containers; large toys like outdoor gym sets; drip irrigation tubing; insulating resins and compounds used to insulate copper and fiber optic wiring; shrink wrap for multi-packaging canned food, bag-in-box bags, produce bags, and pallet stretch wrap.

PP	4.4 billion	13.0 billion	17.4 billion	PP is primarily used to manufacture fibers for carpets, rugs and upholstery; housewares; medical products; automotive interior trim, fascia, running boards, battery cases, and bumpers; toys and sporting goods; fishing tackle boxes; and bottle caps and closures.

Specialty Polyolefins:
PP compounds	—	2.6 billion	2.6 billion	PP compounds are used to manufacture automotive interior and exterior trims, dashboards, bumpers and under-hood applications; base material for products and parts used in appliances; anti-corrosion coatings for steel piping, wire and cable.

Catalloy process resins	600 million	600 million	1.2 billion	Catalloy process resins are used primarily in modifying polymer properties in film applications and molded products; for specialty films, geomembrane liners, and roofing materials; in bitumen modification for roofing and asphalt applications; and for automotive bumpers.

PB-1 resins	—	110 million	110 million	PB-1 resins are used in flexible pipes, resins for seal-peel film, film modification, hot melt applications, consumer packaging and adhesives.
Aromatics:
Benzene (in gallons)	195 million	—	195 million	Benzene is used to produce styrene, phenol and cyclohexane. These products are used in the production of nylon, plastics, synthetic rubber and polystyrene. Polystyrene is used in insulation, packaging and drink cups.

(1)	Represents total annual name plate capacity, which includes approximately 1,650 million pounds of ethylene; approximately 2,500 million pounds of propylene; approximately 1,010 million pounds of HDPE; approximately 780 million pounds of LDPE; approximately 670 million pounds (Americas) and 4,960 million pounds (EAI) of PP; and approximately 200 million pounds of PP compounds of name plate capacity owned by third parties either through joint venture arrangements or other contractual relationships. In some situations, the Company and the third parties may have access to the other’s capacity through certain arrangements.

Olefins and Polyolefins—Americas Segment

Overview

Our O&P—Americas segment produces and markets olefins, polyolefins, aromatics, specialty products and ethylene co-products. In addition, we produce specialty products including Catalloy and Plexar resins.

Sales & Marketing / Customers

Our ethylene production is consumed internally as a raw material in the production of polymers and other derivatives, with the balance sold to third party customers under multi-year contracts or on a spot basis. We have announced ethylene expansion projects for our La Porte, Channelview and Corpus Christi, Texas facilities which are projected for completion in 2014 (La Porte) and 2015 (Channelview and Corpus Christi). In total, we expect that these projects will add additional ethylene capacity of approximately 1.85 billion pounds per year.

We are a net purchaser of propylene, a raw material used in the production of PO, PP and other derivatives. Our butadiene production is sold to the external market under multi-year contracts. All of our production of benzene is used as a raw material in the production of styrene by our I&D segment, and we purchase additional benzene to meet our needs.

In addition to purchases of propylene and benzene, at times we purchase ethylene and butadiene for resale, when necessary, to satisfy customer demand above our own production levels. Volumes of any of these products purchased for resale can vary significantly from period to period. However, purchased volumes have not historically had a significant impact on profits.

In the U.S., most of the ethylene and propylene production of our Channelview, Corpus Christi and La Porte, Texas facilities is shipped via a pipeline system, which has connections to numerous U.S. Gulf Coast consumers. This pipeline system, some of which is owned and some of which is leased, extends from Corpus Christi to Mont Belvieu to Port Arthur, Texas, as well as into the Lake Charles, Louisiana area. In addition, exchange agreements with other ethylene and co-products producers allow access to customers who are not directly connected to this pipeline system. Some ethylene is shipped by rail car from Clinton, Iowa to Morris, Illinois and also to customers. A pipeline owned and operated by an unrelated party is used to transport ethylene from Morris, Illinois to Tuscola, Illinois and is used as a raw material in the production of ethanol. Some propylene is shipped by ocean going vessel. Butadiene, benzene, toluene and other products are distributed by pipeline, rail car, truck, barge or ocean going vessel.

Our PP and PE production is typically sold through our sales organization to an extensive base of established customers and distributors servicing both the domestic and export markets either under annual contracts or on a spot basis. We have regional sales offices in various locations in North America and our polyolefins primarily are transported in North America by railcar or truck. Export sales are generally to customers in Central and South America. We also sell PP into our PP compounds business, which is managed worldwide by our O&P–EAI segment.

Joint Venture Relationships

We participate in a joint venture arrangement in Mexico, which provides us with capacity for approximately 640 million pounds of PP production. The capacity is based on our percentage ownership of the joint ventures’ total capacity. We do not hold a majority interest in or have operational control of this joint venture.

Raw Materials

Raw material cost is the most significant cost component for the production of ethylene and its co-products. The primary raw materials that can be used are heavy liquids and natural gas liquids (“NGLs”). Heavy liquids include crude oil-based naphtha and gas oil, as well as domestically sourced condensate, a very light crude oil resulting from natural gas production (collectively referred to as “heavy liquids”). NGLs include ethane, propane and butane. The use of heavy liquid raw materials results in the production of a significant amount of co-products such as propylene, butadiene and benzene, as well as gasoline blending components, while the use of NGLs results in the production of a smaller amount of co-products.

Historically, facilities using heavy liquids as feedstock generated higher margins than those using ethane. However, in recent years ethane has had a significant cost advantage over heavy liquids due to technological advances for extracting shale gas which have led to increased supplies of NGLs. A plant’s flexibility to consume a wide range of raw materials generally will provide an advantage over plants that are restricted in their processing capabilities. We can process significant quantities of either heavy liquids or NGLs. We estimate that in the U.S. we can process more than 85% NGLs. Changes in the raw material feedstock utilized in the production process will result in variances in production capacities among products. We believe our raw material flexibility in the U.S. is a key advantage in our production of ethylene and its co-products.

In North America, we also purchase large amounts of natural gas to be used primarily as an energy source in our business and as the primary feedstock for methanol production by our I&D segment via market-based contractual arrangements from numerous suppliers.

Industry Dynamics / Competition

With respect to olefins and polyolefins, competition is based on price, product quality, product delivery, reliability of supply, product performance and customer service. Industry consolidation in North America has led to fewer, although larger, competitors. Profitability is affected not only by supply and demand for olefins and polyolefins, but also by raw material costs and price competition among producers, which may intensify due to, among other things, the addition of new capacity. In general, demand is a function of worldwide economic growth, which fluctuates.

We compete in North America with other large marketers and producers, including global chemical companies, chemical divisions of large oil companies and regional marketers and producers.

Based on published data, we believe we were, as of December 31, 2013:

•	the largest producer of ethylene in North America, with ethylene rated capacity of approximately 9.9 billion pounds per year, or approximately 13% of total North American ethylene production capacity;

•	the third largest producer of PE in North America with 5.9 billion pounds per year of capacity, or approximately 13% of North American capacity; and

•	the largest producer of PP in North America, including our share of our Indelpro joint venture capacity, with 3.3 billion pounds, or approximately 18% of the North American capacity.

Olefins and Polyolefins–Europe, Asia, International Segment

Overview

Our O&P—EAI segment produces and markets olefins (ethylene and ethylene co-products) and polyolefins. We also produce significant quantities of other differentiated products such as Catalloy process resins and PB-1. Our O&P–EAI segment manages our worldwide PP compound business (including our facilities in North and South America), our worldwide PB-1 business, and our Catalloy process resins produced in Europe. PP compounds consist of specialty products produced from blends of polyolefins and additives and are sold mainly to the automotive and durable goods industries. PB-1, a family of butene-based polymers, is mainly used in pipe applications and for under-floor heating and thermo sanitary systems.

Sales & Marketing / Customers

Our ethylene production is primarily consumed internally as a raw material in the production of polymers and we purchase additional ethylene to meet our production needs. Our propylene production is used as a raw material in the production of propylene oxide (“PO”) and PP, and we purchase propylene where our internal needs exceed our internal production. European ethylene and propylene production is generally fully integrated with our downstream facilities in Europe.

We produce and sell butadiene to external customers under multi-year contracts and on a spot basis.

With respect to PP and PE, our production is typically sold through our sales organization to an extensive base of established customers under annual contracts or on a spot basis and is also sold through distribution. Our polyolefins primarily are transported in Europe by railcar or truck. We believe that, over a business cycle, average sales prices and profit margins for specialty polymers tend to be higher than average sales prices and profit margins for higher-volume commodity polyolefins or polymers.

Our regional sales offices are in various locations, including The Netherlands, Hong Kong, China, India, Australia and United Arab Emirates. We also operate through a worldwide network of local sales and representative offices in Europe, Asia and Africa. Our joint ventures typically manage their domestic sales and marketing efforts independently, and we typically operate as their agent/distributor for all or a portion of their exports.

Joint Venture Relationships

We participate in several manufacturing joint ventures in Saudi Arabia, Thailand, Poland, Australia, Japan and South Korea. We do not hold majority interests in any of the joint venture relationships, nor do we have operational control. These ventures provide us with additional production capacity of approximately 2,630 million pounds of PP, approximately 810 million pounds of propylene, approximately 550 million pounds of ethylene, approximately 570 million pounds of HDPE, approximately 340 million pounds of LDPE and approximately 160 million pounds of PP compounding. These capacities are based on our percentage ownership interest in the joint ventures’ total capacities. We realize profits or losses from these ventures as income from equity investments.

We generally license our polyolefin process technologies and supply catalysts to our joint ventures through our Technology segment. Some of our joint ventures source cost advantaged raw materials from their local shareholders.

Raw Materials

Raw material cost is the largest component of the total cost for the production of ethylene and its co-products. The primary raw materials used in our European olefin facilities are heavy liquids and, for our Saudi joint venture facilities, locally sourced and cost advantaged NGLs, including ethane, propane and butane. The principal raw materials used by our polyolefin and Catalloy process resin businesses are propylene and ethylene. In Europe, we have the capacity to produce approximately 50% of the propylene requirements of our European PP business and approximately 90% of the ethylene requirements of our European PE business. Propylene and ethylene requirements that are not produced internally are generally acquired via spot purchases or pursuant to long-term contracts with third-party suppliers.

Our PP compounding facilities generally receive their PP and other polymers from one of our wholly owned or joint venture facilities. PB-1 raw materials are sourced solely from external supply. Some of our joint ventures receive propylene and ethylene from their local shareholders under long-term contracts.

Industry Dynamics / Competition

With respect to olefins and polyolefins, competition is based on price, product quality, product delivery, reliability of supply, product performance and customer service. We compete with regional and multinational chemical companies and divisions of large oil companies. The petrochemical market in the EU has been affected by the volatility of naphtha, the primary feedstock for olefins in the region, as well as fluctuating demand as a result of uncertain economic conditions.

Based on published data and including our proportionate share of our joint ventures, we believe we were, as of December 31, 2013:

•	the fourth largest producer of ethylene in Europe with an ethylene rated capacity in Europe of approximately 4.3 billion pounds per year, or approximately 8% of total European ethylene capacity;

•	the largest producer of PP in Europe with 5.2 billion pounds per year of capacity, or approximately 22% of European PP capacity;

•	the largest producer of PE in Europe with 4.8 billion pounds per year of capacity, or approximately 21% of HDPE and 13% of LDPE European capacity; and

•	the largest PP compounds producer in the world with 2.4 billion pounds per year of capacity, with approximately 55% of that capacity in Europe, 20% in North America, and 25% in the rest of the world.

Intermediates and Derivatives Segment

Overview

Our I&D segment produces and markets PO and its co-products and derivatives, acetyls, including methanol, ethylene oxide and its derivatives, and oxyfuels (methyl tertiary butyl ether (“MTBE”) and ethyl tertiary butyl ether (“ETBE”)). PO co-products include styrene monomer (“SM”) and C4 chemicals (tertiary butyl alcohol (“TBA”), most of which is used to make oxyfuels, isobutylene and tertiary butyl hydro peroxide (“TBHP”)). PO derivatives include propylene glycol (“PG”), propylene glycol ethers (“PGE”) and butanediol (“BDO”). We believe that our proprietary PO and acetyls production process technologies provide us with a cost advantaged position for these products and their derivatives.

We produce PO through two distinct technologies, one of which yields TBA as the co-product and the other of which yields SM as the co-product. The two technologies are mutually exclusive, meaning that a manufacturing facility must be dedicated either to PO/TBA or to PO/SM. Based on published data regarding MTBE and ETBE capacity, we believe that we are the largest producer of MTBE/ETBE worldwide.

The following table outlines the primary products, annual capacities, and primary uses for I&D’s products. Capacities, which are presented in pounds unless otherwise indicated, include 100% of the capacity of joint venture facilities.

Product	Annual Capacity(1)	Primary Uses

Propylene Oxide	5.1 billion	PO is a key component of polyols, PG, PGE and BDO.

PO Co-Products:

Styrene Monomer	5.6 billion	SM is used to produce plastics, such as expandable polystyrene for packaging, foam cups and containers, insulation products and durables and engineering resins.

Tertiary Butyl Alcohol	5.8 billion	TBA is a precursor to Isobutylene, MTBE and ETBE. Isobutylene is used in the manufacture of synthetic rubber and lubricant additives as well as a gasoline blending component. MTBE is a high octane gasoline blending component; ETBE is an alternative gasoline blending component based on agriculturally produced ethanol.

PO Derivatives:

Propylene Glycol	1.0 billion	PG is used to produce unsaturated polyester resins for bathroom fixtures and boat hulls; antifreeze, coolants and aircraft deicers; and cosmetics and cleaners.

Propylene Glycol Ethers	560 million	PGE are used as solvents for paints, coatings, cleaners and a variety of electronics applications.

Butanediol	390 million	BDO is used in the manufacture of engineering resins, films, personal care products, pharmaceuticals, coatings, solvents and adhesives.

Acetyls:

Methanol (in gallons)	440 million(2)	Methanol is a raw material used to produce acetic acid, MTBE, formaldehyde and several other products, including adhesives, foams, plywood subfloors, solvents and windshield washer fluid.

Acetic Acid	1.2 billion	Acetic acid is a raw material used to produce VAM, terephthalic acid (used to produce polyester for textiles and plastic bottles), industrial solvents and a variety of other chemicals.

Vinyl Acetate Monomer (“VAM”)	700 million	VAM is used to produce a variety of polymers, products used in adhesives, water-based paint, textile coatings and paper coatings.

Ethylene Derivatives:

Ethylene Oxide (“EO”)	800 million EO equivalents; 400 million as pure EO	EO is used to produce surfactants, industrial cleaners, cosmetics, emulsifiers, paint, heat transfer fluids and ethylene glycol.

Ethylene Glycol (“EG”)	650 million	EG is used to produce polyester fibers and film, polyethylene terephthalate resin, heat transfer fluids and automobile antifreeze.

Product	Annual Capacity(1)	Primary Uses

Ethylene Glycol Ethers	220 million	Ethylene glycol ethers are used to produce paint and coatings, polishes, solvents and chemical intermediates.

Ethanol (in gallons)	50 million	Ethanol is used as a fuel and a fuel additive and in the production of solvents as well as household, medicinal and personal care products.

(1)	The annual capacities include approximately 2,280 million pounds of PO; approximately 2,390 million pounds of SM; approximately 110 million pounds of PGE; and approximately 30 million gallons of methanol production owned by third parties through joint venture or other contractual relationships.
(2)	The capacities above include an additional 250 million gallons of methanol as a result of our December 2013 restart of a methanol unit at our Channelview facility.

Sales & Marketing / Customers

We sell our PO and its co-products and derivatives through multi-year sales agreements and spot sales and have a number of multi-year processing (or tolling) agreements. We sell most of our SM production into the North American and European merchant markets and to Asian and South American export markets through long-term sales contracts and processing agreements. We purchase SM for resale, when necessary, to satisfy customer demand that exceeds our production levels. Volumes of SM purchases made for resale can vary significantly from period to period. However, purchased volumes have not historically had a significant impact on profits. PO and SM are transported by barge, ocean going vessel, pipeline, railcar and tank truck.

Our I&D segment converts most of its TBA, which is produced as a co-product of the PO process, to isobutylene. Over half of the isobutylene is reacted with methanol or ethanol to produce MTBE and ETBE. The remaining isobutylene is sold into the external market as high purity and purity grade isobutylene.

We sell our MTBE and ETBE production under market and cost-based sales agreements and in the spot market. MTBE and ETBE are transported by barge, ocean going vessel and tank truck. Substantially all refiners and blenders have discontinued the use of MTBE in the U.S., partly as a result of governmental initiatives to increase use of bio-ethanol in gasoline and to reduce or effectively ban the use of MTBE. However, MTBE/ETBE demand for gasoline blending remains strong within most of the remaining worldwide market. Accordingly, we market MTBE and ETBE produced in the U.S. for use outside of the U.S. Japan has opted to use ETBE as a means of meeting its carbon dioxide reduction commitments under the Kyoto Protocol, and we source a significant portion of Japan’s bio-fuels needs. Some of our plants have the flexibility to produce either MTBE or ETBE to accommodate market needs.

Sales of MTBE, ETBE, acetyls, PO and PO co-products and derivatives are made by our marketing and sales personnel, and also through distributors and independent agents in the Americas, Europe, the Middle East, Africa and the Asia Pacific region.

Acetyls, including acetic acid and VAM, are consumed internally and sold worldwide under multi-year contracts and on a spot basis. Acetic Acid and VAM are shipped by barge, ocean going vessel, pipeline, railcar and tank truck. Sales are made through a direct sales force, agents and distributors. Our acetyls business uses methanol, which we produce internally, as a raw material for our production of acetic acid, solvents and MTBE, and we also sell the methanol under annual contracts and on a spot basis to large U.S. customers. In December, we restarted our 250 million gallon per year methanol plant in Channelview, Texas in order to take advantage of low-cost natural gas from shale formations. The methanol unit had been out of service since 2004 due to the rising cost of natural gas, the key feedstock for methanol production. Methanol is shipped by barge and pipeline.

EO and EG typically are sold under multi-year contracts and on a spot basis, with market and cost-based pricing. Glycol ethers are sold primarily into the solvent and distributor markets at market prices. The vast majority of the ethylene derivative products are sold in North America and Asia, primarily through our sales organizations. EO is shipped by railcar and its derivatives are shipped by railcar, truck, isotank and ocean going vessel.

Joint Venture Relationships

We have two PO joint ventures with Bayer Corporation. We operate four of our U.S. operating units for the U.S PO joint venture. Bayer’s interest represents ownership of an in-kind portion of the PO production of 1.5 billion pounds per year. We take, in-kind, the remaining PO production and all co-product (SM and TBA) production. We do not share marketing or product sales with Bayer under the U.S. PO joint venture. The parties’ rights in the joint venture are based on off take volumes as opposed to ownership percentages. Bayer also has the right to 50% of the PO and SM production of our European PO joint venture. Our proportional additional production capacity provided through this venture is approximately 340 million pounds of PO and approximately 740 million pounds of SM.

We also have joint venture manufacturing relationships in China. These ventures provide us with additional production capacity of approximately 115 million pounds of PO. This capacity is based on our operational share of the joint ventures’ total capacities.

In December 2013, we sold our 40% ownership interest in Nihon Oxirane Company, a joint venture in Japan that produces PO, PG and SM. For more information, see Note 9 to the Consolidated Financial Statements.

Raw Materials

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

In the U.S., we obtain a large portion of our propylene, benzene and ethylene raw materials needed for the production of PO and its co-products and derivatives from our O&P–Americas segment. Raw materials for the non-U.S. production of PO and its co-products and derivatives are obtained from our O&P–EAI segment and from third parties. We consume a significant portion of our internally-produced PO in the production of PO derivatives.

The raw material requirements not sourced internally are purchased at market-based prices from numerous suppliers in the U.S. and Europe with which we have established contractual relationships, as well as in the spot market.

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

Industry Dynamics / Competition

With respect to PO, its co-products and derivatives, competition is based on a variety of factors, including product quality and price, reliability of supply, technical support, customer service and potential substitute materials. Profitability is affected by the worldwide level of demand along with price competition, which may intensify due to, among other things, new industry capacity. PO demand growth could be impacted by further development of alternative bio-based PO derivatives. It is not possible to predict accurately the changes in raw material costs, market conditions and other factors that will affect industry profitability in the future. Our major worldwide competitors for sales of PO, it co-products and derivatives include other multinational chemical companies as well as some regional marketers and producers.

Based on published data regarding PO capacity, we believe that, excluding our partners’ shares of joint venture capacity, we are the second largest producer of PO worldwide, with approximately 13% of the total worldwide capacity for PO. Based on published data regarding MTBE and ETBE capacity, we believe we are the largest producer of MTBE/ETBE worldwide, with approximately 12% of the total worldwide capacity to produce these combined oxyfuels as of December 31, 2013. Based on published data regarding SM capacity, we believe that we are one of the largest producers of SM worldwide, with approximately 5% of the total worldwide capacity for SM as of December 31, 2013. We believe that we are the ninth and seventh largest producer of acetic acid and VAM, respectively, each with approximately 3% and 4% of the total worldwide capacity as of December 31, 2013.

Refining Segment

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

On January 4, 2012, we ceased refinery operations at our Berre refinery in France. The cessation of operations was in accordance with an agreement executed in the fourth quarter of 2011 by certain of our French subsidiaries and union representatives. Additional information about the cessation of operations can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 3, Discontinued Operations and Related Items, to the Consolidated Financial Statements.

The following table outlines the primary products of our Refining segment capacity as of December 31, 2013, unless otherwise noted, and the primary uses for those products.

Product	Capacity(1)	Primary Uses
Gasoline and components	120,000 barrels per day	Automotive fuel

Ultra Low Sulfur Diesel	95,000 barrels per day	Diesel fuel for cars and trucks

Jet Fuel	25,000 barrels per day	Aviation fuel

Lube Oils	4,000 barrels per day	Industrial lube oils, railroad engine additives and white oils for food-grade applications

Aromatics	7,000 barrels per day	Intermediate chemicals

(1)	Only key products for the Houston refinery are identified and therefore, the sum of capacities shown does not equal the facility’s total capacity.

Sales & Marketing / Customers

Gasoline sales accounted for 9% of our total revenues in 2013, 10% in 2012 and 7% in 2011. The Houston refinery’s products primarily are sold in bulk to other refiners, marketers, distributors and wholesalers at market-related prices. Most of the Houston refinery’s products are sold under contracts with a term of one year or less or are sold in the spot market. The Houston refinery’s products generally are transported to customers via pipelines and terminals owned and operated by other parties.

Raw Materials

We purchase the crude oil used as a raw material for the Houston refinery on the open market on a spot basis and under a number of supply agreements with regional producers generally with terms varying from one to three years.

Industry Dynamics / Competition

Our refining competitors are major integrated oil companies, refineries owned or controlled by foreign governments and independent domestic refiners. Based on published data, as of January 2013, there were 143 operable crude oil refineries in the U.S., and total U.S. refinery capacity was approximately 17.8 million barrels per day. During 2013, the Houston refinery processed an average of approximately 232,000 barrels per day of crude oil, representing approximately 1.3% of all U.S. crude processing capacity.

Our refining operations compete for the purchases of crude oil based on price and quality. Supply disruptions could impact the availability and pricing. We compete in gasoline and distillate markets as a bulk supplier of fungible products satisfying industry and government specifications. Competition is based on price and location.

The markets for fuel products tend to be volatile as well as cyclical as a result of the changing global economy and changing crude oil and refined product prices. Crude oil prices are impacted by worldwide political events, the economics of exploration and production and refined products demand. Prices and demand for fuel products are influenced by seasonal and short-term factors such as weather and driving patterns, as well as by longer term issues such as the economy, energy conservation and alternative fuels. Industry fuel products supply is dependent on short-term industry operating capabilities and on long-term refining capacity.

A crack spread is a benchmark indication of refining margins based on the processing of a specific type of crude oil into an assumed selection of refined products. The Houston refinery generally tracks the Maya 2-1-1 crack spread, which represents the difference between the first month futures price of two barrels of Maya crude oil as set by Pemex and one barrel each of U.S. Gulf Coast 87 Octane Conventional Gasoline and U.S. Gulf Coast Ultralow-sulfur Diesel (“ULSD”). While these benchmark refining spreads are generally indicative of the level of profitability at the Houston refinery and similarly configured refineries, there are many other factors specific to each refinery and the industry in general, such as the cost of Renewable Identification Numbers (RINs) and the value of by-products, which influence operating results.

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

Polyolefin Catalysts

We are a leading manufacturer and supplier of polyolefin catalysts. Approximately 25% of our catalyst sales are intercompany as we are a large polyolefin producer.

Research and Development

Our research and development activities are designed to improve our existing products and processes, and discover and commercialize new materials, catalysts and processes. These activities focus on product and application development, process development, catalyst development and fundamental polyolefin focused research.

In 2013, 2012 and 2011, our research and development expenditures were $150 million, $172 million and $196 million, respectively. A portion of these expenses are related to technical support and customer service and are allocated to the other business segments.

GENERAL

Intellectual Property

We maintain an extensive patent portfolio and continue to file new patent applications in the U.S. and other countries. As of December 31, 2013, we owned approximately 5,000 patents and patent applications worldwide. Our patents and trade secrets cover our processes, products and catalysts and are significant to our competitive position, particularly with regard to PO, intermediate chemicals, petrochemicals, polymers and our process technologies. We own globally registered and unregistered trademarks including the “LyondellBasell,” “Lyondell” and “Equistar” trade names. While we believe that our intellectual property provides competitive advantages, we do not regard our businesses as being materially dependent upon any single patent, trade secret or trademark. Some of our heritage production capacity operates under licenses from third parties.

Environmental

Most of our operations are affected by national, state, regional and local environmental laws. Matters pertaining to the environment are discussed in Part I, Item 1A. Risk Factors; Part I, Item 3. Legal Proceedings; Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; and Notes 2 and 19 to the Consolidated Financial Statements.

We have made, and intend to continue to make, the expenditures necessary for compliance with applicable laws and regulations relating to environmental, health and safety matters. We incurred capital expenditures in 2013 for health, safety and environmental compliance purposes and improvement programs of $121 million in 2013, and estimate such expenditures to be approximately $215 million in 2014 and $274 million in 2015.

While capital expenditures or operating costs for environmental compliance, including compliance with potential legislation and potential regulation related to climate change, cannot be predicted with certainty, we do not believe they will have a material effect on our competitive position.

While there can be no assurance that physical risks to our facilities and supply chain due to climate change will not occur in the future, we have reviewed the potential for these risks and have concluded that, because of our facility locations and our existing distribution networks, we do not believe these risks are material in the near term.

Employee Relations

As of December 31, 2013, we employed approximately 13,300 full-time and part-time employees around the world. Of these, approximately 5,900 were in North America, approximately 6,300 were in Europe and approximately 1,100 were in other locations.

As of December 31, 2013, approximately 850 of our employees in North America were represented by labor unions. The vast majority of our employees in Europe and South America are subject to staff council or works council coverage or collective bargaining agreements.

In addition to our own employees, we use the services of contractors in the routine conduct of our businesses.

EXECUTIVE OFFICERS

Name and Age*	Significant Experience
James L. Gallogly, 61

Chairman and Sole Member of the Management Board since April 2010 and Chief Executive Officer since May 2009.

Executive Vice President of Exploration and Production for ConocoPhillips from October 2008 to May 2009.

Karyn F. Ovelmen, 50	Executive Vice President and Chief Financial Officer since October 2011. Executive Vice President and Chief Financial Officer of Petroplus Holdings AG from 2006 to 2010. (1)

Craig B. Glidden, 56

Executive Vice President and Chief Legal Officer since August 2009.

Senior Vice President, Legal and Public Affairs, General Counsel and Corporate Secretary of Chevron Phillips Chemical Company from April 2004 to August 2009.

Bhavesh V. (“Bob”) Patel, 47

Executive Vice President, Olefins and Polyolefins—EAI and Technology since October 2013.

Senior Vice President, Olefins and Polyolefins—EAI and Technology from November 2010 to October 2013.

Senior Vice President, Olefins and Polyolefins—Americas from March 2010 to June 2011.

General Manager, Olefins and NGLs of Chevron Phillips Chemical Company from 2009 to 2010.

Timothy D. Roberts, 52

Executive Vice President, Olefins and Polyolefins—Americas since October 2013.

Senior Vice President, Olefins and Polyolefins—Americas from June 2011 to October 2013.

Vice President of Planning and Development for Chevron Phillips Chemical from February 2011 to May 2011.

President and CEO of Americas Styrenics LLC, a joint venture between the Dow Chemical Company and Chevron Phillips Chemical, from May 2008 to January 2011.

Kevin W. Brown, 56	Senior Vice President, Refining since October 2009. Director of Sinclair Oil from January 2006 to September 2009. Executive Vice President, Operations of Sinclair Oil from June 2004 to September 2009.

Massimo Covezzi, 56	Senior Vice President, Research and Development since January 2008.

(1)	In January 2012, Petroplus Holdings AG filed an insolvency petition in Switzerland.

Name and Age*	Significant Experience
Patrick D. Quarles, 46	Senior Vice President, Intermediates & Derivatives since September 2009. Senior Vice President, Propylene Oxide & Derivatives from January 2009 to September 2009.

Karen M. Swindler, 48

Senior Vice President, Manufacturing—Americas since November 2009.

Director of Performance Improvement from July 2009 to November 2009.

Director of North America Polymers Manufacturing from January 2008 to November 2009.

Michael VanDerSnick, 49	Senior Vice President, Manufacturing—EAI since July 2012. Site manager of the Company’s Channelview, Matagorda, Chocolate Bayou and Bayport, Texas plants from 2004 to 2012.

Sergey Vasnetsov, 50	Senior Vice President, Strategic Planning & Transactions since August 2010. Managing Director of Equity Research at Barclay’s Capital from 1999 to 2010.

Jacquelyn H. Wolf, 52

Senior Vice President and Chief Human Resources Officer since September 2012.

Senior Vice President and Chief Human Resources Officer for Celanese, Inc. from December 2009 to July 2012.

Executive Vice President and Chief Human Resources Officer for Comerica Bank from January 2006 to December 2009.

William B. Allen, Jr., 49

Vice President, Finance since February 2013 and Principle Accounting Officer since April 2013.

Vice President, Corporate Controller and Chief Accounting Officer of Albemarle Corporation from 2009 to 2013.

Chief Financial Officer of Albemarle Corporation’s Catalysts Business Segment from 2007 to 2009 and Fine Chemistry Solutions Business Segment from 2006 to 2007.

Lawrence C. Somma, 47

Vice President, Treasurer since October 2013.

Senior Vice President Real Estate and Capital Strategy for Hyatt Hotels Corporation from October 2012 to September 2013.

Senior Vice President, Treasury for Hyatt Hotels Corporation from July 2008 to September 2012.

Samuel L. Smolik, 60

Vice President, Health, Safety, Environmental and Operational Excellence since November 2009.

Vice President, Downstream Health, Safety and Environmental of Royal Dutch Shell from 2004 to October 2009.

*	As of February 17, 2014.

Description of Properties

Our principal manufacturing facilities as of December 31, 2013 are set forth below, and are identified by the principal segment or segments using the facility. All of the facilities are wholly owned, except as otherwise noted.

Location	Segment	Principal Products

Americas

Bayport (Pasadena), Texas	I&D	Ethylene Oxide, Ethylene Glycol and other Ethylene Oxide derivatives

Bayport (Pasadena), Texas(1)	I&D	PO, PG, PGE, TBA and Isobutylene

Bayport (Pasadena), Texas	O&P—Americas	PP and Catalloy process resins

Channelview, Texas(2)	O&P—Americas	Ethylene, Propylene, Butadiene, Benzene and Toluene

	Refining	Alkylate

Channelview, Texas(1)(2)(3)	I&D	Isopropyl Alcohol, PO, BDO, SM, Isobutylene, Methanol, ETBE and MTBE

Chocolate Bayou, Texas	O&P—Americas	PE (HDPE)

Clinton, Iowa	O&P—Americas	Ethylene and Propylene

PE (LDPE and HDPE)

Corpus Christi, Texas	O&P—Americas	Ethylene, Propylene, Butadiene and Benzene

Ensenada, Argentina	O&P—Americas	PP

Ensenada, Argentina	O&P—EAI	PP compounds

Houston, Texas	Refining	Gasoline, Diesel, Jet Fuel and Lube Oils

La Porte, Texas(4)	O&P—Americas	Ethylene and Propylene PE (LDPE and LLDPE)

La Porte, Texas(4)(5)	I&D	VAM, acetic acid and methanol

Lake Charles, Louisiana	O&P—Americas	PP and Catalloy process resins

Matagorda, Texas	O&P—Americas	PE (HDPE)

Morris, Illinois	O&P—Americas	PE (LDPE and LLDPE)

Victoria, Texas†	O&P—Americas	PE (HDPE)

Europe

Bayreuth, Germany	O&P—EAI	PP compounds

Berre l’Etang, France	O&P—EAI	Ethylene, Propylene, Butadiene, PP and PE (LDPE)

Botlek, Rotterdam, The Netherlands†	I&D	PO, PG, PGE, TBA, Isobutylene, BDO, MTBE and ETBE

Brindisi, Italy	O&P—EAI	PP

Ferrara, Italy	O&P—EAI	PP and Catalloy process resins

	Technology	Polyolefin catalysts

Fos-sur-Mer, France†	I&D	PO, PG, TBA, MTBE and ETBE

Frankfurt, Germany†	O&P—EAI	PE (HDPE)

	Technology	Polyolefin catalysts

Knapsack, Germany†	O&P—EAI	PP and PP compounds

Location	Segment	Principal Products

Ludwigshafen, Germany†	Technology	Polyolefin catalysts

Maasvlakte (near Rotterdam), The Netherlands(6)	I&D	PO and SM

Moerdijk, The Netherlands†	O&P—EAI	Catalloy process resins and PB-1

Münchsmünster, Germany†	O&P—EAI	Ethylene, Propylene, PE (HDPE)

Tarragona, Spain(7)	O&P—EAI	PP and PP compounds

Wesseling, Germany	O&P—EAI	Ethylene, Propylene and Butadiene

PP and PE (HDPE and LDPE)

Asia Pacific

Geelong, Australia	O&P—EAI	PP

†	The facility is located on leased land.
(1)	The Bayport PO/TBA plants and the Channelview PO/SM I plant are held by the U.S. PO joint venture between Bayer and Lyondell Chemical. These plants are located on land leased by the U.S. PO joint venture.
(2)	Equistar Chemicals, LP operates a styrene maleic anhydride unit and a polybutadiene unit, which are owned by an unrelated party and are located within the Channelview facility on property leased from Equistar Chemicals, LP.
(3)	Unrelated equity investors hold a minority interest in the PO/SM II plant at the Channelview facility.
(4)	The La Porte facilities are on contiguous property.
(5)	The La Porte methanol facility is owned by La Porte Methanol Company, a partnership owned 85% by us.
(6)	The Maasvlakte plant is owned by the European PO joint venture and is located on land leased by the European PO joint venture.
(7)	The Tarragona PP facility is located on leased land; the compounds facility is located on co-owned land.

Other Locations and Properties

We maintain executive offices in London, The United Kingdom, Rotterdam, The Netherlands and Houston, Texas. We maintain research facilities in Lansing, Michigan; Channelview, Texas; Cincinnati, Ohio; Ferrara, Italy and Frankfurt, Germany. Our Asia Pacific headquarters are in Hong Kong. We also have technical support centers in Bayreuth, Germany; Geelong, Australia; and Tarragona, Spain. We have various sales facilities worldwide.

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

Disclosure pursuant to Section 219 of the Iran Threat Reduction & Syria Human Rights Act

Under the Iran Threat Reduction and Syria Human Rights Act of 2012 (the “Act”), which added Section 13(r) of the Securities Exchange Act of 1934, we are required to include certain disclosures in our periodic reports if we or any of our “affiliates” (as defined in Rule 12b-2 under the Exchange Act) knowingly engage in certain specified activities during the period covered by the report. Neither we nor any of our controlled affiliates or subsidiaries engaged in any of the specified activities during 2013. However, because the SEC defines the term “affiliate” broadly, it includes any entity controlled by us as well as any person or entity that controlled us or is under common control with us (“control” is also construed broadly by the SEC). Apollo Global Management, LLC (“Apollo”) was potentially an affiliate of ours during 2013, as a result of the share ownership of certain investment funds managed by affiliates of Apollo, which owned over 10% of our outstanding shares during 2013, and their right to designate two individuals to our eleven person Supervisory Board up until early August 2013. As of the date of this report, Apollo is not an affiliate of LyondellBasell as no investment funds managed by affiliates of Apollo owned any of our shares and their nomination rights terminated in November 2013.

Apollo informed us that, as of October 24, 2013, certain investment funds managed by Apollo beneficially owned approximately 22% of the limited liability company interests of CEVA Holdings, LLC (“CEVA”). Under the limited liability company agreement governing CEVA, certain investment funds managed by affiliates of Apollo hold a majority of the voting power of CEVA and have the right to elect a majority of the board of CEVA. CEVA may be deemed to be under common control with us, but this statement is not meant to be an admission that common control exists. We have no involvement in or connection with the activities of CEVA or any of its subsidiaries and receive no revenue from them, and have not independently verified or participated in the disclosure provided by Apollo pursuant to the Act. To comply with the Act, we are providing the following disclosure, as provided to us by Apollo:

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

Our business, including our results of operations and reputation, could be adversely affected by safety or product liability issues.

Failure to appropriately manage safety, human health, product liability and environmental risks associated with our products, product life cycles and production processes could adversely impact employees, communities, stakeholders, our reputation and our results of operations. Public perception of the risks associated with our products and production processes could impact product acceptance and influence the regulatory environment in which we operate. While we have procedures and controls to manage safety risks, issues could be created by events outside of our control including natural disasters, severe weather events and acts of sabotage.

Our operations are subject to risks inherent in chemical and refining businesses, and we could be subject to liabilities for which we are not fully insured or that are not otherwise mitigated.

We maintain property, business interruption, product, general liability, casualty and other types of insurance that we believe are in accordance with customary industry practices. However, we are not fully insured against all potential hazards incident to our business, including losses resulting from natural disasters, wars or terrorist acts. Changes in insurance market conditions have caused, and may in the future cause, premiums and deductibles for certain insurance policies to increase substantially and, in some instances, for certain insurance to become unavailable or available only for reduced amounts of coverage. If we were to incur a significant liability for which we were not fully insured, we might not be able to finance the amount of the uninsured liability on terms acceptable to us or at all, and might be obligated to divert a significant portion of our cash flow from normal business operations.

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

We obtain a substantial portion of our principal raw materials from sources in North Africa, the Middle East, Mexico and South America that may be less politically stable than other areas in which we conduct business, such as Europe or the U.S. Political instability, civil disturbances and actions by governments in these areas are likely to substantially increase the price and decrease the supply of raw materials necessary for our operations, which will have a material adverse effect on our results of operations.

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

The costs of raw materials and energy represent a substantial portion of our operating expenses. Energy costs generally follow price trends of crude oil and natural gas. These price trends may be highly volatile and cyclical. In the past, raw material and energy costs have experienced significant fluctuations that adversely affected our business segments’ results of operations. For example, we continue to benefit from the favorable ratio of U.S. natural gas prices to crude oil prices. However, if the price of crude oil decreases relative to U.S. natural gas prices or if the demand for natural gas and NGLs increases, this may have a negative result on our results of operations. Additionally, the export of NGLs from the U.S.; greater restrictions on hydraulic fracturing or the lifting by the U.S. government of the ban on U.S. crude oil exports could restrict the availability of our raw materials thereby increasing our costs.

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

Economic disruptions and downturns in general, and particularly continued economic uncertainty in Europe or economic turmoil in emerging markets, could have a material adverse effect on our business, prospects, operating results, financial condition and cash flows.

Our results of operations can be materially affected by adverse conditions in the financial markets and depressed economic conditions generally. Economic downturns in the businesses and geographic areas in which we sell our products substantially reduce demand for our products and result in decreased sales volumes and increased credit risk. Recessionary environments adversely affect our business because demand for our products is reduced, particularly from our customers in industrial markets generally and the automotive and housing industries specifically, and may result in higher costs of capital. The recent European economic crisis resulted in reduced consumer confidence and spending in many countries in Europe, particularly southern Europe. A significant portion of our revenues and earnings are derived from our business in Europe, including southern Europe. In addition, most of our European transactions and assets, including cash reserves and receivables, are denominated in euros.

Europe’s recovery from the economic crisis has been uneven, slow and modest. If the crisis re-emerges or meaningful recovery does not materialize across Europe, there will likely be a continued negative effect on our European business, as well as the businesses of our European customers, suppliers and partners. In addition, if the crisis ultimately led to the break-up of the European economic and monetary union or a significant devaluation of the euro, the value of our financial assets that are denominated in euros would be significantly reduced when translated to U.S. dollars for financial reporting purposes. We also derive significant revenues from our business in emerging markets, particularly the emerging markets in Asia and Brazil. Any broad-based downturn in these emerging markets, or in a key market such as China, could require us to reduce export volumes into these markets and could also require us to divert product sales to less profitable markets. Any of these conditions could ultimately harm our overall business, prospects, operating results, financial condition and cash flows.

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

New capacity additions in Asia, the Middle East and North America may lead to periods of oversupply and lower profitability. A sizable number of expansions have been announced in North America. The timing and extent of any changes to currently prevailing market conditions are uncertain and supply and demand may be unbalanced at any time. As a consequence, we are unable to accurately predict the extent or duration of future industry cycles or their effect on our business, financial condition or results of operations.

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

Although we take precautions to enhance the safety of our operations and minimize the risk of disruptions, our operations are subject to hazards inherent in chemical manufacturing and refining and the related storage and transportation of raw materials, products and wastes. These potential hazards include:

•	pipeline leaks and ruptures;

•	explosions;

•	fires;

•	severe weather and natural disasters;

•	mechanical failure;

•	unscheduled downtimes;

•	supplier disruptions;

•	labor shortages or other labor difficulties;

•	transportation interruptions;

•	increased restrictions on, or the unavailability of, water for use at our manufacturing sites or for the transport of our products or raw materials;

•	remediation complications;

•	chemical and oil spills;

•	discharges or releases of toxic or hazardous substances or gases;

•	shipment of incorrect or off-specification product to customers;

•	storage tank leaks;

•	other environmental risks; and

•	terrorist acts.

Some of these hazards may cause severe damage to or destruction of property and equipment or personal injury and loss of life and may result in suspension of operations or the shutdown of affected facilities.

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

We generate revenues from export sales and operations that may be denominated in currencies other than the relevant functional currency. Exchange rates between these currencies and functional currencies in recent years have fluctuated significantly and may do so in the future. We also could hedge certain revenues and costs using derivative instruments to minimize the impact of changes in the exchange rates of those currencies compared to the respective functional currencies. It is possible that fluctuations in exchange rates will result in reduced operating results. Additionally, we operate with the objective of having our worldwide cash available in the locations where it is needed, including The United Kingdom for our parent company’s significant cash obligations as a result of dividend and interest payments. It is possible that we may not always be able to provide cash to other jurisdictions when needed or that such transfers of cash could be subject to additional taxes, including withholding taxes.

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

We also rely upon unpatented proprietary know-how and continuing technological innovation and other trade secrets to develop and maintain our competitive position. While it is our policy to enter into confidentiality agreements with our employees and third parties to protect our intellectual property, these confidentiality agreements may be breached, may not always be executed, may not provide meaningful protection or adequate remedies may not be available. Additionally, others could obtain knowledge of our trade secrets through independent development or other access by legal or illegal means.

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

We have learned that the European Commission has opened an investigation into Germany’s Renewable Energy Law (as amended in 2012) to examine whether the reduction granted to energy-intensive companies on a surcharge for the financing of renewable energy sources in Germany is compatible with EU state aid rules. If and to the extent that the German government were to attempt to recover the reductions previously granted to our German subsidiaries or otherwise curtail the availability of such reductions in the future, the results of our O&P-EAI operations would be negatively impacted.

We may incur substantial costs to comply with climate change legislation and regulatory initiatives.

There has been a broad range of proposed or promulgated state, national and international laws focusing on greenhouse gas (“GHG”) reduction. These proposed or promulgated laws apply or could apply in countries where we have interests or may have interests in the future. Laws in this field continue to evolve and, while they are likely to be increasingly widespread and stringent, at this stage it is not possible to accurately estimate either a timetable for implementation or our future compliance costs relating to implementation. Within the framework of the EU emissions trading scheme (“ETS”) we were allocated certain allowances of carbon dioxide for the affected plants of our European sites for the period 2008 to 2012 (“ETS II period”). The ETS II period did not bring additional cost to us as the allowance allocation was sufficient to cover the actual emissions of the affected plants. We were able to build an allowance surplus during the ETS II period which has been banked to the scheme for the period 2013 to 2020 (“ETS III period”). We expect to incur additional costs for the ETS III period, despite the allowance surplus accrued over the ETS II period, as allowance allocations have been reduced for the ETS III period and more of our plants are affected by the scheme. We maintain an active hedging strategy to cover these additional costs. We expect to incur additional costs in relation to future carbon or greenhouse gas emission trading schemes.

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

We may use our five-year, $2 billion revolving credit facility to meet our cash needs, to the extent available. As of December 31, 2013, we had no borrowings or letters of credit outstanding under the facility, leaving an unused and available credit capacity of $2,000 million. We may also meet our cash needs by selling receivables under our $1,000 million U.S. accounts receivable securitization facility or our €450 million European accounts receivable securitization facility. In the event of a default under our credit facility or any of our senior notes, we could be required to immediately repay all outstanding borrowings and make cash deposits as collateral for all obligations the facility supports, which we may not be able to do. Any default under any of our credit arrangements could cause a default under many of our other credit agreements and debt instruments. Without waivers from lenders party to those agreements, any such default could have a material adverse effect on our ability to continue to operate.

Legislation and regulatory initiatives could lead to a decrease in demand for our products.

New or revised governmental regulations and independent studies relating to the effect of our products on health, safety and the environment may affect demand for our products and the cost of producing our products. Initiatives by governments and private interest groups will potentially require increased toxicological testing and risk assessments of a wide variety of chemicals, including chemicals used or produced by us. For example, in the United States, the National Toxicology Program (“NTP”) is a federal interagency program that seeks to identify and select for study chemicals and other substances to evaluate potential human health hazards. In the European Union, the Regulation on Registration, Evaluation, Authorisation and Restriction of Chemicals (“REACH”) is regulation designed to identify the intrinsic properties of chemical substances, assess hazards and risks of the substances, and identify and implement the risk management measures to protect humans and the environment.

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

Our pension cost is materially affected by the discount rate used to measure pension obligations, the level of plan assets available to fund those obligations at the measurement date and the expected long-term rate of return on plan assets. Significant changes in investment performance or a change in the portfolio mix of invested assets may result in corresponding increases and decreases in the value of plan assets, particularly equity securities, or in a change of the expected rate of return on plan assets. Any change in key actuarial assumptions, such as the discount rate, would impact the valuation of pension obligations, affecting the reported funded status of our pension plans as well as the net periodic pension cost in the following fiscal years.

Certain of our current pension plans could have projected benefit obligations that exceed the fair value of the plan assets. As of December 31, 2013, the aggregate deficit was $668 million. Any declines in the fair values of the pension plans assets could require additional payments by us in order to maintain specified funding levels.

Our pension plans are subject to legislative and regulatory requirements of applicable jurisdictions, which could include, under certain circumstances, local governmental authority to terminate the plan.

Our operations could be adversely affected by labor relations.

The vast majority of our employees located in Europe and South America are represented by labor unions and works councils. Approximately 850 of our employees located in North America are represented by labor unions.

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

In September 2013, the EPA Region VII sent our Clinton, Iowa facility notice that it intended to proceed with the filing of an administrative complaint seeking penalties of approximately $191,000, related to alleged violations of the Resources Conservation and Recovery Act (“RCRA”) for inadequate secondary containment of hazardous waste container storage areas. In January 2014, we entered into a Consent Agreement and Final Order pursuant to which we agreed to pay a civil penalty of approximately $27,000.

Litigation and Other Matters

Information regarding our litigation and other legal proceedings can be found in Note 19, Commitments and Contingencies, to the Consolidated Financial Statements.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market and Dividend Information

Our shares were listed on the NYSE on October 14, 2010 under the symbol “LYB.” The high and low sales prices for our ordinary shares and the cash dividends per share declared for the two most recent fiscal years are shown in the table below.

	High	Low	Cash Dividends Declared
2013
First Quarter	$65.69	$55.94	$0.40
Second Quarter	69.45	55.02	0.50
Third Quarter	75.67	64.74	0.50
Fourth Quarter	80.33	72.27	0.60
2012
First Quarter	$46.39	$33.11	$0.25
Second Quarter	46.13	35.97	0.40
Third Quarter	53.77	38.44	0.40
Fourth Quarter	57.16	44.87	3.15	(a)

(a)	Includes a special dividend of $2.75 that was paid on December 11, 2012 to shareholders of record on November 19, 2012.

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

Holders

As of February 18, 2014, there were approximately 5,200 record holders of our shares, including Cede & Co. as nominee of the Depository Trust Company.

United Kingdom Tax Considerations

In May 2013, we announced the planned migration of the tax domicile of LyondellBasell Industries N.V. from The Netherlands, where LyondellBasell Industries N.V. is incorporated, to the United Kingdom. On August 28, 2013, the Dutch and the United Kingdom competent authorities completed a mutual agreement procedure and issued a ruling that retroactively as of July 1, 2013 LyondellBasell Industries N.V. should be treated solely as a tax resident in the United Kingdom and is subject to the United Kingdom corporate income tax system.

As a result of its United Kingdom tax status, dividend distributions by LyondellBasell Industries N.V. to its shareholders are not subject to withholding tax, as the United Kingdom currently does not levy a withholding tax on dividend distributions.

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

	4/30/2010	6/30/2010	12/31/2010	6/30/2011	12/31/2011	6/30/2012	12/31/2012	6/30/2013	12/31/2013
LyondellBasell Industries N.V.	$100	$72.42	$154.26	$173.13	$168.22	$211.83	$321.94	$379.02	$465.95
S&P 500 Index	$100	$87.20	$107.49	$113.96	$109.76	$120.17	$127.32	$144.92	$168.56
S&P 500 Chemicals Index	$100	$83.42	$117.58	$128.20	$116.10	$132.96	$143.51	$155.27	$189.15

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
October 1 – October 31	4,938,458	$75.75	4,938,458	33,749,679
November 1 – November 30	3,531,961	$77.19	3,524,443	30,225,236
December 1 – December 31	—	—	—	30,225,236
Total	8,470,419	$76.35	8,462,901	30,225,236

(1)	In addition to shares purchased pursuant to our publicly announced program described below, the total number of shares purchased includes 7,518 shares withheld to satisfy withholding tax obligations upon the vesting of employee restricted stock. The average price for the shares withheld in satisfaction of employee withholding taxes was $75.17. The average price for the shares repurchased pursuant to the publicly announced program includes commissions.
(2)	On May 22, 2013, we announced a share repurchase program of up to 57,584,238 of our ordinary shares through May 21, 2014. The maximum number of shares that may yet be purchased is not necessarily an indication of the number of shares that will ultimately be purchased.

Item 6.	Selected Financial Data.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of factors that will enhance an understanding of this data.

The following selected financial data of the Company and its predecessor, LyondellBasell Industries AF S.C.A. (“LyondellBasell AF”), should be read in conjunction with the Consolidated Financial Statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” below. The selected financial data of the Company and the Predecessor were derived from their consolidated financial statements. Those financial statements were prepared from the books and records of LyondellBasell AF for periods through April 30, 2010 and of the Company upon emergence from bankruptcy after that date. As discussed elsewhere in this annual report on Form 10-K, we became the successor parent holding company of the subsidiaries of LyondellBasell AF and the reporting entity upon completion of the bankruptcy proceedings. Financial information is reported for the Company as the successor on a basis different from financial information of the predecessor, LyondellBasell AF. As a result of the application of fresh-start accounting and restructuring activities pursuant to the Plan of Reorganization, the Successor period is not comparable to the Predecessor period.

	Successor				Predecessor
	Year Ended December 31,			May 1 through December 31,	January 1 through April 30,	Year Ended December 31,
In millions of dollars, except per share data	2013	2012	2011	2010	2010	2009
Results of operations data:
Sales and other operating revenues	$44,062	$45,352	$48,183	$26,132	$12,807	$29,008
Operating income	5,102	4,676	4,337	2,292	704	487
Interest expense(a)	(309)	(655)	(1,044)	(539)	(711)	(1,794)
Income (loss) from equity investments(b)	203	143	216	86	84	(181)
Income (loss) from continuing operations(c)	3,860	2,858	2,472	1,561	8,262	(2,685)
Earnings per share from continuing operations:
Basic	6.81	5.01	4.34	2.76
Diluted	6.76	4.96	4.32	2.75
Income (loss) from discontinued operations, net of tax	(7)	(24)	(332)	19	242	(186)
Earnings (loss) per share from discontinued operations:
Basic	(0.01)	(0.04)	(0.58)	0.03
Diluted	(0.01)	(0.04)	(0.58)	0.03
Balance sheet data:
Total assets	27,298	24,220	22,839	25,302		27,761
Short-term debt	58	95	48	42		6,182
Long-term debt(d)	5,777	4,305	3,984	6,040		802
Cash and cash equivalents	4,450	2,732	1,065	4,222		558
Accounts receivable	4,030	3,904	3,778	3,747		3,287
Inventories	5,279	5,075	5,499	4,824		3,277
Working capital	5,737	5,694	5,863	5,810		4,436
Liabilities subject to compromise	—	—	—	—		22,494
Cash flow data:
Cash provided by (used in):
Operating activities	4,835	4,787	2,860	2,968	(925)	(787)
Investing activities	(1,602)	(1,013)	(1,021)	(323)	(224)	(611)
Expenditures for property, plant and equipment	(1,561)	(1,060)	(1,050)	(466)	(226)	(779)
Financing activities	(1,589)	(2,145)	(4,955)	(1,194)	3,315	1,101
Dividends declared per share	2.00	4.20	5.05

(a)	Interest expense in 2012 includes charges of $294 million for premiums related to the refinancing of notes bearing interest rates of 8% and 11% per annum with lower coupon notes. Interest expense in 2011 included $443 million of prepayment premiums and unamortized debt issuance cost write-offs.
(b)	Loss from equity investments for the year ended December 31, 2009 includes pre-tax charges of $228 million for impairment of the carrying value of our investments in certain joint ventures.
(c)	Income from continuing operations for the year ended December 31, 2013 includes a $353 million benefit related to the release of valuation allowances primarily associated with tax losses in our French group. For the years ended December 31, 2012 and 2011, income from continuing operations included after-tax charges of $210 million and $279 million, respectively, for premiums and charges on the early repayment of debt. Income from continuing operations for the four months ended April 30, 2010 included after-tax income of $8,376 million related to reorganization items. Loss from continuing operations for the year ended December 31, 2009 included after-tax charges of $1,925 million related to reorganization items.
(d)	Includes current maturities of long-term debt.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

This discussion should be read in conjunction with the information contained in our Consolidated Financial Statements, and the accompanying notes elsewhere in this report. When we use the terms “we,” “us,” “our” or similar words in this discussion, unless the context otherwise requires, we are referring to LyondellBasell Industries N.V. and its consolidated subsidiaries.

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

Our performance during 2013 highlights the pattern of solid financial results built using our back-to-basics strategy, supplemented with high return growth projects. We continue progress by maintaining our focus on these back to basic principles, cost containment and capital discipline. Our high return, growth projects include projects that are focused on capturing additional advantages from U.S. shale gas.

Significant items that affected 2013 results include:

•	The continued benefit to our U.S. operations from the availability of low cost natural gas and natural gas liquids;

•	Increased liquefied petroleum gas (“LPG”) cracking in our European facilities;

•

Low refining margins, a decline in crude processing rates relative to 2012 primarily due to turnaround activities, the increased cost of renewable identification numbers (“RINs”) and low values for refining by-products; and

•	The benefit from the tax impact of a release of a valuation allowance related primarily to French tax carryforwards.

Other noteworthy items during 2013 include the following:

•	We increased our interim dividends in 2013 from $0.40 to $0.60;

•	We repurchased approximately 27.4 million of our ordinary shares during 2013;

•	Our credit rating was raised to investment grade by both Moody’s Investor Service and Standard & Poors;

•	Our wholly owned subsidiary, LYB International Finance B.V., issued $1.5 billion of unsecured notes;

•	We migrated our tax residency to the United Kingdom, providing flexibility for structuring subsidiary operations and for global cash management and repatriation strategies;

•	We began construction of ethylene expansions at our La Porte and Channelview facilities in Texas; and

•	We completed a methanol plant restart in Channelview, Texas, and a butadiene expansion project in Wesseling, Germany.

Results of operations for the periods discussed in these “Results of Operations” are presented in the table below.

	Year Ended December 31,
Millions of dollars	2013	2012	2011
Sales and other operating revenues	$44,062	$45,352	$48,183
Cost of sales	37,940	39,595	42,732
Selling, general and administrative expenses	870	909	918
Research and development expenses	150	172	196

Operating income	5,102	4,676	4,337
Interest expense	(309)	(655)	(1,044)
Interest income	15	15	37
Other income (expense), net	(14)	2	30
Income from equity investments	203	143	216
Reorganization items	(1)	4	(45)
Provision for income taxes	1,136	1,327	1,059

Income from continuing operations	3,860	2,858	2,472
Loss from discontinued operations, net of tax	(7)	(24)	(332)

Net income	$3,853	$2,834	$2,140

RESULTS OF OPERATIONS

Revenues—We had revenues of $44,062 million in 2013, $45,352 million in 2012 and $48,183 million in 2011.

2013 versus 2012—Revenues decreased $1,290 million, or 3%, in 2013 compared to 2012. Lower sales volumes in 2013 contributed 4% to the decrease in revenues over 2012. This decline in sales volumes primarily reflects the negative impact of lower crude processing rates at the Houston refinery on refining product volumes, which was offset in part by higher olefins sales volumes in our Olefins and Polyolefins–Americas (“O&P–Americas”) segment. The impact of lower sales volumes was slightly mitigated by the effect of favorable exchange rates, which increased revenues by 1% in 2013 over 2012. Average sales prices were relatively unchanged in 2013 compared to 2012.

2012 versus 2011—Lower sales volumes were responsible for a 2% decrease in revenues in 2012 compared to 2011, while lower average product prices contributed 4% to the revenue decrease. Lower natural gas liquids (“NGL”) feedstock prices contributed to the lower average sales prices for olefins and polyolefins in the O&P–Americas segment. Sales volumes in 2012 were lower than in 2011, primarily in European olefins and polyethylene and in refining. Weak economic conditions in Europe, turnaround activity at our cracker in Wesseling, Germany, and the resale of crude oil in 2011 to take advantage of favorable crude purchases were the main factors in the reduced level of sales volumes in 2012.

Cost of Sales—Cost of sales were $37,940 million in 2013, $39,595 million in 2012 and $42,732 million in 2011.

2013 versus 2012—Cost of sales declined in 2013 primarily due to a 4% decrease in volumes and a 2% decline in average unit cost of sales, which we define as total Cost of sales divided by total sales volumes. These impacts were partially offset by the unfavorable effect of changes in foreign exchange rates in 2013 relative to 2012, which resulted in a 1% increase in cost of sales. These factors, combined with the effect of the one-time items specific to 2012 discussed below, led to the $1,655 million decrease in 2013 cost of sales. A shift to cracking more NGLs in our O&P–Americas segment, increased benefits from LPG cracking and the lower cost of naphtha in our Olefins and Polyolefins–EAI (“O&P–EAI”) segment, and lower crude oil costs in our Refining segment were the most significant contributors to our lower feedstock costs in 2013. These benefits were offset in part by the higher costs of RINs and natural gas in our Refining segment and the higher costs of propylene, benzene and natural gas feedstocks in our Intermediates and Derivatives (“I&D”) segments.

2012 versus 2011—The $3,137 million decrease in cost of sales in 2012 compared to 2011 was driven by decreases of 5% in our average unit cost of sales and 2% in volumes. The primary factor behind the decrease in our average unit cost of sales was a decline in the cost of feedstocks, driven mainly by the lower prices of NGL-based raw materials, particularly ethane, used in North American olefins. Falling raw material costs, including butane, methanol and ethanol, used in oxyfuels also benefited the average unit costs of sales in the I&D segment. These lower costs were partially offset by slightly higher average naphtha feedstock costs in the O&P–EAI segment and small increases in average crude oil prices in the Refining segment.

Apart from the factors described above, cost of sales in 2012 included benefits totaling $152 million related to insurance proceeds from a 2008 hurricane, a recovery related to a former employee who pled guilty to fraud and the reversal of a reserve for an unfavorable monomer contract. These 2012 benefits were offset in part by charges totaling $97 million related to reorganization activities in Europe, facility closure costs in Australia and Italy, and the impairment of a low density polyethylene (“LDPE”) plant in Europe. In 2011, cost of sales included $35 million of charges associated with reorganization activities and increased environmental liabilities. The impact of these charges was offset by a $34 million insurance recovery related to the fraud matter mentioned above.

Operating Income—Our operating income was $5,102 million, $4,676 million and $4,337 million in 2013, 2012 and 2011, respectively.

2013 versus 2012—The increase in 2013 operating income reflects higher margins, offset in part by the decline in volumes and the items specific to 2012 discussed above. The lower average cost of feedstocks led to the improvement in margins in 2013, as average sales prices were relatively unchanged compared to 2012.

The higher margins in 2013 were related to olefins and polyethylene in our O&P–Americas and O&P–EAI segments and styrene, ethylene oxide/ethylene glycol (“EO/EG”) and acetyls in our I&D segment. These improvements were partially offset by lower refining margins in our Refining segment and lower margins for oxyfuels, butanediol (“BDO”) and solvents in our I&D segment.

2012 versus 2011—The increase in operating income in 2012 compared to 2011 reflects higher margins, offset in part by the decline in volumes. Margins improved in 2012 as the decrease in average unit cost of sales during 2012 exceeded the decrease in average sales prices during that period relative to 2011. The improvement in margins reflects strong ethylene performance in our O&P–Americas segment and higher oxyfuels margins.

Operating results for each of our business segments are reviewed further in the “Segment Analysis” section below.

Interest Expense—Interest expense was $309 million in 2013, $655 million in 2012 and $1,044 million in 2011. In 2012, we refinanced most of our long-term debt to lower coupon notes. In connection with the refinancing, we paid $294 million of premiums and wrote off $18 million of unamortized debt issuance costs. The benefit of lower interest expense from the refinancing was partially offset in 2013 by interest on our 4% Notes due 2023 and 5.25% Notes due 2043, which were issued in July 2013. In 2012, the benefit of the lower interest expense was offset in part by the premium payments and write off of unamortized debt issuance costs made in connection with the refinancing as well as the $17 million write off of capitalized debt issuance costs in connection with the termination of our U.S. asset-based credit facility in May 2012.

Other Income (Expense), net—We had other expense, net, of $14 million in 2013, and other income, net, of $2 million and $30 million in 2012 and 2011, respectively. Other expense, net, in 2013 included a $16 million loss related to the sale of our 40% interest in Nihon Oxirane Company in December 2013. See Note 9 to the

Consolidated Financial Statements for additional information on the sale of this investment. Other income, net, in 2011 included gains of $41 million related to the sale of excess precious metals, $15 million related to the sale of scrap at one of our plants and $15 million related to a settlement associated with the July 2008 crane incident at our Houston refinery. These gains were partially offset by the negative effect of a $37 million fair value adjustment of the warrants to purchase our shares and $17 million of foreign exchange losses.

Income from Equity Investments—Our income from equity investments was $203 million in 2013, $143 million in 2012 and $216 million in 2011.

2013 versus 2012—The $60 million increase in income from equity investments in 2013 reflected higher margins and improved operations from our joint ventures in the Middle East and Asia. These benefits were offset in part by a $10 million impairment of our NOC Asia Ltd. joint venture. For additional information related to this impairment, see Note 9 to the Consolidated Financial Statements. Operations improved in 2013 at our Al Waha joint venture as a result of turnaround activities there in 2012. Results for 2012 were also negatively affected by planned maintenance activities at our HMC joint venture and unplanned outages at our Al Waha joint venture.

2012 versus 2011—The $73 million decrease in 2012 compared to 2011 was due to the lower operating results of our joint ventures in the Middle East and Asia, which were driven by lower average sales prices, higher raw material costs and the planned maintenance activities and unplanned outages discussed above.

Income Taxes—Our effective income tax rates of 22.7% in 2013, 31.7% in 2012 and 30.0% in 2011 resulted in tax provisions of $1,136 million, $1,327 million and $1,059 million, respectively.

2013 versus 2012—The 2013 effective income tax rate, which was lower than the U.S. statutory tax rate of 35%, reflected the release of certain valuation allowances coupled with favorable permanent deductions related to non-taxable income and the U.S. domestic production activity deduction, partially offset by the effect of local taxes and foreign exchange gains. In 2013, we released valuation allowances primarily associated with tax losses in our French tax group resulting in an overall benefit of $353 million. We continue to maintain valuation allowances in various jurisdictions totaling $167 million which could impact our effective tax rate in the future.

2012 versus 2011—The 2012 effective income tax rate, which was lower than the U.S. statutory tax rate of 35%, reflected the release of certain valuation allowances coupled with favorable permanent deductions related to non-taxable income and the U.S. domestic production activity deduction, partially offset by the effect of local taxes. The 2011 effective income tax rate, which was lower than the U.S. statutory tax rate of 35%, reflected favorable permanent deductions related to non-taxable income and the U.S. domestic production activity deduction partially offset by the effect of local taxes.

For further information related to our income taxes, see Note 18 to the Consolidated Financial Statements.

Loss from Discontinued Operations, Net of Tax—We had losses from discontinued operations, net of tax, of $7 million in 2013, $24 million in 2012 and $332 million in 2011.

The $308 million improvement in the results of our discontinued operations in 2012 compared to 2011 reflects a benefit from the suspension of operations at the Berre refinery in early January 2012 as well as pretax benefits totaling $73 million related to the liquidation of product inventory during 2012. Results for 2011 also included charges related to the Berre refinery of $130 million and $29 million, respectively, associated with the estimated cost of the social plan for affected employees and asset impairments.

Comprehensive Income—We had comprehensive income of $4,364 million in 2013, $2,864 million in 2012 and $1,639 million in 2011. The increases in comprehensive income in 2013 and 2012 over the respective prior year periods mainly reflected increases in net income and to a lesser extent, foreign currency translation adjustments and actuarial gains and losses related to our defined benefit pension plans and our other post-retirement benefit plans.

The predominant local currency of our operations outside the United States is the euro, which has increased relative to the value of the U.S. dollar during 2013 and 2012 but decreased during 2011, resulting in gains and losses as reflected on the Consolidated Statements of Comprehensive Income.

In 2013, $411 million of net actuarial gains reflects $254 million of discount rate assumption changes and other immaterial liability experience gains and losses and $157 million resulting from an actual asset return in excess of the expected return. In 2012, $198 million of actuarial losses primarily reflect $261 million of discount rate assumption changes and other immaterial liability experience gains and losses, partially offset by $63 million of gains resulting from an actual asset return in excess of the expected return. In 2011, $388 million of actuarial losses primarily reflect $247 million due to discount rate assumption changes and other immaterial liability experience gains and losses and $141 million of losses resulting from an actual asset return less than the expected return. See “Critical Accounting Policies” below and Note 16 to the Consolidated Financial Statements for additional information on the key assumptions included in calculating the discount rate and expected return on plan assets.

Segment Analysis

Our continuing operations are divided into five reportable segments: O&P–Americas; O&P–EAI; I&D; Refining; and Technology. The following tables reflect selected financial information for our reportable segments.

	Year Ended December 31,
Millions of dollars	2013	2012	2011
Sales and other operating revenues:
O&P—Americas segment	$13,089	$12,934	$14,880
O&P—EAI segment	14,685	14,521	15,591
I&D segment	9,472	9,658	9,500
Refining segment	11,698	13,291	13,706
Technology segment	532	498	506
Other, including intersegment eliminations	(5,414)	(5,550)	(6,000)

Total	$44,062	$45,352	$48,183

Operating income (loss):
O&P—Americas segment	$3,253	$2,650	$1,855
O&P—EAI segment	377	127	435
I&D segment	1,300	1,430	1,156
Refining segment	22	334	809
Technology segment	157	122	107
Other, including intersegment eliminations	(7)	13	(25)

Total	$5,102	$4,676	$4,337

Income (loss) from equity investments:
O&P—Americas segment	$25	$25	$21
O&P—EAI segment	174	121	168
I&D segment	4	(3)	27

Total	$203	$143	$216

Olefins and Polyolefins—Americas Segment

Overview—Ethylene produced from NGLs in North America has been much lower in cost than that produced from crude oil-based liquids. Naphtha and other crude oil-based liquids are the predominant feedstocks in the rest of the world. Margins in our olefins and polyethylene businesses in 2013, 2012 and 2011 have benefited from this advantage.

Stronger segment earnings in 2013 primarily reflect improved olefins and polyethylene results over 2012. Olefins results in 2013 benefited from a decrease in our cost to produce ethylene and from higher sales volumes. Polyethylene results also improved on higher margins while polypropylene results declined on modestly lower margins.

Higher operating results for 2012 compared to 2011 were driven by continued strong ethylene performance. Ethylene margins improved in 2012 despite a decrease in the average price of ethylene as prices for ethane and propane remained advantaged. Higher sales volumes in 2012 for ethylene reflect stronger domestic demand. Polypropylene and polyethylene results also contributed to higher segment results on higher margins and moderately higher sales volumes.

Ethylene Raw Materials—Benchmark crude oil and natural gas prices generally have been indicators of the level and direction of the movement of raw material and energy costs for ethylene and its co-products in the O&P–Americas segment. Ethylene and its co-products are produced from two major raw material groups:

•	NGLs, principally ethane and propane, the prices of which are generally affected by natural gas prices; and

•	crude oil-based liquids (“liquids” or “heavy liquids”), including naphtha, condensates, and gas oils, the prices of which are generally related to crude oil prices.

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

Production economics for the industry have favored NGLs during 2013, 2012 and 2011. As a result, we have increased our use of NGLs and reduced liquids consumption at our U.S. plants in each year since 2011. During 2013, 2012 and 2011, approximately 90%, 85% and 75%, respectively, of our U.S. ethylene production was produced from NGLs.

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

	Average Benchmark Price and Percent Change Versus Prior Year Period Average
	Year Ended December 31,			Year Ended December 31,
	2013	2012	Change	2012	2011	Change
Crude oil, dollars per barrel:
West Texas Intermediate (“WTI”)	98.06	94.15	4%	94.15	95.11	(1)%
Light Louisiana Sweet (“LLS”)	107.31	111.70	(4)%	111.70	112.40	(1)%
Natural gas (Henry Hub), dollars per million BTUs	3.78	2.90	31%	2.90	4.14	(29)%
United States, cents per pound:
Weighted average cost of ethylene production	16.2	21.2	(24)%	21.2	35.6	(40)%
Ethylene	46.7	48.3	(3)%	48.3	54.3	(11)%
Polyethylene (high density)	70.5	62.3	13%	62.3	63.3	(2)%
Propylene—polymer grade	68.7	60.4	14%	60.4	75.5	(20)%
Polypropylene	82.2	72.5	13%	72.5	87.5	(17)%

The following table sets forth selected financial information for the O&P–Americas segment.

	Year Ended December 31,
Millions of dollars	2013	2012	2011
Sales and other operating revenues	$13,089	$12,934	$14,880
Operating income	3,253	2,650	1,855
Income from equity investments	25	25	21

Revenues—Revenues increased by $155 million, or 1%, in 2013 compared to 2012, and decreased by $1,946 million, or 13%, in 2012 compared to 2011.

2013 versus 2012—In 2013, a 2% increase in revenues attributable to higher olefins sales volumes, particularly propylene and butadiene, was partly offset by a 1% revenue decrease stemming from lower average sales prices. The decrease in 2013 revenues attributable to lower average sales prices primarily reflects lower average sales prices for ethylene and butadiene partly offset by higher average sales prices for polyolefins. Polyethylene sales prices were higher in 2013, largely reflecting supply constraints due to competitor outages, while increases in the cost of propylene feedstock led to higher average sales prices for polypropylene.

2012 versus 2011—In 2012, lower average sales prices across most products were responsible for an 8% decrease in revenue and lower sales volumes were responsible for an additional decrease of 5%. Average sales prices for ethylene and polyethylene were lower in 2012 mainly reflecting the significantly lower costs of NGL feedstocks. Lower average sales prices for polypropylene in 2012 reflected lower propylene prices compared to a strong propylene market in 2011. The overall decrease in sales volumes reflects the increased amount of NGLs in our olefins feed slate in 2012, as NGLs produce significantly less co-products than liquids feedstock. Sales volumes of the main products in the segment (ethylene, polyethylene and polypropylene) actually increased in 2012 over 2011 levels. The increase in ethylene sales volumes was driven by improved demand and higher spot sales opportunities in 2012. The higher polyethylene sales volumes in 2012 reflect an increase in market share.

Cost of Sales—Cost of sales decreased by $446 million in 2013 compared to 2012, and by $2,774 million in 2012 compared to 2011.

2013 versus 2012—The lower cost of sales in 2013 compared to 2012 resulted mainly from a shift in our feedstock slate in 2013 to a higher percentage of lower priced NGL feedstocks in the feed mix. This shift in our feedstock slate was largely responsible for a 7% decrease in average unit cost of sales. These lower feedstock costs in 2013 were offset in part by the effect of the 2% volume increase mentioned above. Also, cost of sales in 2012 included a $29 million benefit from an insurance settlement related to damages from a hurricane in 2008.

2012 versus 2011—Feedstock costs were lower in 2012 compared to 2011 due to the significantly lower prices for NGLs, particularly ethane and propane, and propylene. These lower prices resulted in an 17% decline in average unit cost of sales. The lower costs described above, a 5% decrease in volumes and the $29 million benefit from the insurance settlement discussed above led to the $2,774 million decrease in 2012 segment cost of sales.

Operating Income—Operating income increased by $603 million in 2013 compared to 2012, and by $795 million in 2012 compared to 2011.

2013 versus 2012—In 2013, the increase in operating income reflects higher olefins and polyethylene margins, and an increase in volumes compared to 2012. The decrease in feedstock costs, which more than offset the effect of the lower average sales prices discussed above, resulted in the higher margins.

Olefins margins benefited from the lower costs of NGL and heavy liquids feedstock, which more than offset the impact of lower sales prices. This benefit, coupled with the higher propylene and butadiene volumes discussed above led to higher olefins results in 2013 compared to 2012. Higher polyethylene margins reflected higher sales prices and to a lesser extent, lower feedstock costs. Although average sales prices were significantly higher for polypropylene in 2013, this benefit was outpaced by the rising cost of its feedstock, propylene, resulting in modestly lower margins over 2012. In addition, operating income in 2012 included the benefit related to the insurance settlement discussed above.

2012 versus 2011—The increase in 2012 operating income primarily reflects higher margins offset in part by the decrease in volumes, compared to 2011. The margin improvement in 2012 reflected the benefit of our lower cost of ethylene production in 2012, which surpassed the offsetting impact of lower average sales prices during the period.

Although the increase in 2012 operating income was largely attributable to strong ethylene performance, better performance in polyethylene and polypropylene yielded higher product margins and sales volumes in 2012. Decreases in the prices for ethylene and propylene outpaced declines in average polymer sales prices and led to higher polyethylene and polypropylene margins. Operating income in 2012 also reflected the benefit related to the hurricane insurance settlement discussed above.

Olefins and Polyolefins—Europe, Asia and International Segment

Overview—Although operating results have improved in 2013 compared to 2012, market conditions in Europe remain weak. Operating results in 2013 primarily reflect higher results for European olefins and also reflect improved margins in most businesses relative to 2012. Results during 2012 were impacted by a scheduled maintenance turnaround at our Wesseling, Germany plant. Weak market conditions in 2012 amid economic uncertainty resulted in a decline for European demand for ethylene and polyolefins compared to 2011. The volatility of naphtha feedstock prices throughout 2012 resulted in substantial swings in olefins margins over this period.

Operating results in 2012 primarily reflected weak margins and lower sales volumes across most products. The decrease in sales volumes reflects weak European demand and the negative impact of reduced production during the last half of 2012 from a turnaround at our Wesseling, Germany cracker. The volatility in naphtha feedstock price noted above resulted in compressed olefins cracker margins for most of the year, and considerably lower demand reduced butadiene prices and margins relative to 2011. Polypropylene and polyethylene results in 2012 reflect lower product margins and polyethylene sales volumes driven by lower demand. Results for our polypropylene (“PP”) compounding and polybutene-1 businesses were slightly higher in 2012 compared to 2011.

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

	Average Benchmark Price and Percent Change Versus Prior Year Period Average
	Year Ended December 31,			Year Ended December 31,
	2013	2012	Change	2012	2011	Change
Brent crude oil, dollars per barrel	108.7	111.7	(3)%	111.7	110.7	1%
Western Europe benchmark prices, €0.01 per pound:
Weighted average cost of ethylene production	34.7	38.9	(11)%	38.9	36.5	7%
Ethylene	55.8	56.2	(1)%	56.2	51.7	9%
Polyethylene (high density)	58.2	59.4	(2)%	59.4	55.4	7%
Propylene	49.5	50.7	(2)%	50.7	50.7	0%
Polypropylene (homopolymer)	57.9	58.3	(1)%	58.3	58.8	(1)%
Average exchange rate, $US per €	1.3280	1.2858	3%	1.2858	1.3921	(8)%

The following table sets forth selected financial information for the O&P–EAI segment.

	Year Ended December 31,
Millions of dollars	2013	2012	2011
Sales and other operating revenues	$14,685	$14,521	$15,591
Operating income	377	127	435
Income from equity investments	174	121	168

Revenues—Revenues in 2013 increased by $164 million, or 1%, compared to 2012, and decreased in 2012 by $1,070 million, or 7%, compared to 2011.

2013 versus 2012—In 2013, a 2% increase in revenues driven by the favorable impact of changes in foreign exchange was partially offset by a 1% decrease stemming from lower average sales prices. The decrease in average sales prices was largely attributable to lower sales prices for olefins. These prices are generally correlated with the cost of naphtha, which decreased during 2013 compared to 2012. Sales volumes in 2013 decreased less than 1% from 2012, as a small decrease in olefins volumes was substantially offset by a similar increase in polypropylene sales volumes.

2012 versus 2011—Lower average sales prices in 2012 contributed 4% to the revenue decrease and lower sales volumes were responsible for the remaining revenue decrease of 3%, compared to 2011. The lower average sales prices and sales volumes reflect weak economic conditions in Europe. In addition, polyethylene sales volumes were affected by an explosion in a reactor bay at our LDPE plant in Wesseling, Germany that occurred during the first quarter 2012.

Cost of Sales—Cost of sales decreased by $48 million in 2013 compared to 2012, and by $754 million in 2012 compared to 2011.

2013 versus 2012—Cost of sales in 2013 decreased slightly as the combined benefit of the small change in volumes and a 2% decrease in average unit cost of sales was not quite offset by a 2% unfavorable impact from changes in foreign exchange rates. The decline in the 2013 average unit cost of sales was mainly due to lower naphtha feedstock costs and increased benefits from LPG cracking relative to 2012. In addition to the factors above, cost of sales in 2013 included a $25 million benefit from an insurance settlement related to the damage to our LDPE plant described above. Cost of sales was also negatively impacted in 2012 by the one-time items mentioned below.

2012 versus 2011—The decline in 2012 cost of sales was mainly due to decreases of 3% in volumes and 2% in average unit cost of sales compared to 2011. Decreases in feedstock costs, primarily propylene and naphtha, were the primary factor in the 2012 decline in unit cost of sales. The one-time items discussed below negatively impacted cost of sales in 2012 and 2011 by an equal amount.

In 2012, cost of sales included charges of $35 million for restructuring activities in Europe, $22 million for closure costs in Australia and Italy and $22 million for impairment of assets related to the damage of our LDPE plant in Wesseling, Germany described above. These charges were partially offset by a $28 million benefit in 2012 related to the reversal of a reserve for an unfavorable monomer contract. Cost of sales in 2011 also included charges totaling $30 million associated with activities to reorganize certain functional organizations and for increased environmental liabilities at our Wesseling, Germany site.

Operating Income—Operating results increased by $250 million in 2013 compared to 2012 and decreased by $308 million in 2012 compared to 2011.

2013 versus 2012—In 2013, the combined benefit of lower feedstock costs and increased LPG cracking, which more than offset the impact of lower average sales prices, led to an improvement in margins. This improvement in margins, the slight decrease in 2013 volumes and the impact of the one-time items in 2013 and 2012 mentioned above resulted in the $250 million increase in 2013 operating income.

The increase in 2013 segment results was driven mainly by higher olefins results. The higher olefins results reflect higher margins as lower naphtha feedstock costs and the benefit of processing advantaged feedstock during the summer months more than offset lower average sales prices during the period. In addition, olefins sales price increases in 2012 lagged steep naphtha feedstock cost increases for several months.

Excluding the impact of the one-time items discussed above, underlying results for polyolefins reflected higher polyethylene margins and an increase in polypropylene volumes. PP compounding margins, which reflected higher sales prices coupled with decreases in the costs of its raw materials, propylene, also improved in 2013 relative to 2012. Higher margins due to higher average sale prices contributed to the better polybutene-1 results in 2013 compared to 2012.

2012 versus 2011—In 2012, the decrease in average sales prices, which was offset in part by the decrease in feedstock costs, led to lower margins compared to 2011. These lower margins, the impact of lower volumes and $58 million of charges to SG&A related to the restructuring activities discussed above were largely responsible for the decline in operating income from the level seen in 2011.

Excluding the impact of the items occurring in 2012 and 2011 included in the discussion of Cost of sales above, operating results for 2012 reflect lower cracker and butadiene margins and a 6% decline in olefins production volumes. Lower butadiene margins were principally the result of lower average sales prices in the second half of 2012 compared to the very strong levels in 2011 as supplies outpaced weaker global demand. The turnaround at our Wesseling, Germany cracker and the subsequent delay in the start-up of activities during the last half of 2012 contributed to the decline in production volumes.

Polyethylene results were lower in 2012 as a result of lower sales volumes and margins. Margins also declined for polypropylene in Europe. The lower polyethylene and polypropylene margins reflected decreases in average sales prices that exceeded average decreases in raw material prices. The lower polyethylene sales volumes in 2012 reflected lower operating rates which were largely attributable to the Wesseling turnaround. Slightly improved results for our PP compounding and polybutene-1 (“PB-1”) businesses reflected margins that were higher in 2012 compared to 2011. Sales volumes for PP compounding and PB-1 were relatively unchanged over the two periods.

Intermediates and Derivatives Segment

Overview—Our I&D operating results for 2013 were lower relative to 2012, mainly due to a decline in oxyfuels results from the exceptionally strong results reported in 2012. Additions to BDO industry capacity and raw material increases during 2013 contributed to a decline in our propylene oxide (“PO”) derivative results. Improved results for styrene, acetyls and EO/EG in 2013 were driven by higher margins as compared to 2012. Results were also negatively impacted during the 2013 period by scheduled maintenance at our facilities in the U.S. and Europe.

Operating results for 2012 reflected the exceptional performance of our oxyfuels business. Global gasoline prices and oxygenated blend premiums remained high relative to butane feedstock costs compared to 2011 and our oxyfuels sales volumes increased as we expanded to new regional markets. Higher margins for tertiary butyl alcohol (“TBA”) and derivatives, which reflected higher average sales prices and lower raw material costs, also contributed to the higher operating results for the I&D segment for 2012. These benefits were partially offset by lower results for our PO derivatives and lower ethylene glycol margins.

The following table sets forth selected financial information for the I&D segment. In addition, the table shows MTBE margins in Northwest Europe (“NWE”).

	Year Ended December 31,
Millions of dollars	2013	2012	2011
Sales and other operating revenues	$9,472	$9,658	$9,500
Operating income	1,300	1,430	1,156
Income (loss) from equity investments	4	(3)	27

Market margins, cents per gallon
MTBE–NWE	79.1	118.2	83.1

Revenues—Revenues for 2013 decreased by $186 million, or 2%, compared to 2012 and increased $158 million, or 2%, for 2012 compared to 2011.

2013 versus 2012—A 4% decrease in revenues in 2013 stemming from lower sales volumes was offset in part by increases in revenue of 1% due to higher average sales prices and 1% from favorable foreign exchange impacts. In 2013, lower sales volumes for PO and derivatives and styrene were partially offset by higher oxyfuels and methanol sales volumes, compared to 2012. An oversupplied market, which more than offset the benefit from nominal demand growth, contributed to lower BDO sales volumes in 2013 compared to 2012. Turnaround activities in 2013 led to lower styrene volumes during that period. Improved South American demand resulted in higher oxyfuels sales volumes relative to 2012. The increase in methanol sales volumes was attributable to the restart in December 2013 of our Channelview, Texas, methanol plant, which had been idled since 2004.

Higher average sales prices in 2013 increased revenues by 1% compared to 2012. Average sales prices for PO increased in 2013 largely due to increases in the price of propylene. Supply constraints due to industry outages resulted in higher average sales prices for styrene in 2013 compared to 2012. Higher demand for methanol due to supply constraints in the Middle East and Asia coupled with supply constraints for VAM in Europe, led to increases in acetyls sales prices in 2013 over those seen in 2012. These increases were substantially offset by declines in oxyfuels and BDO sales prices. Oxyfuels sales prices decreased in 2013, reflecting reduced spreads over gasoline relative to a supply-constrained market in 2012, as well as lower gasoline prices and reduced gasoline spread over butane. BDO sales prices also declined due to weak economic conditions and an oversupplied Asian market.

2012 versus 2011—The increase in 2012 revenues reflected a 2% increase due to higher sales volumes, primarily oxyfuels and acetyls, and a decrease of less than 1% from lower average sales prices. Higher sales volumes for oxyfuels in 2012 reflected strong market demand and expansion into new geographic markets, primarily Eastern Europe, relative to 2011. Oxyfuels volumes in 2011 were negatively impacted by turnaround activities in Europe. Increased production from better catalyst yields early in 2012, combined with strong acetyls demand in our European and South American markets contributed to the higher sales volumes for acetyls.

Cost of Sales—Cost of sales decreased by $60 million in 2013 compared to 2012, and by $97 million in 2012 compared to 2011.

2013 versus 2012—Cost of sales declined in 2013 relative to 2012 due to the impact of a 4% decrease in volumes discussed above, which was partly offset by a 2% increase in average unit cost of sales and a 1% unfavorable impact of changes in foreign exchange rates on cost of sales. Higher feedstock costs, particularly propylene, benzene and natural gas, contributed to the increase in the 2013 average unit cost of sales. Cost of sales in 2012 also included an $18 million benefit related to a hurricane insurance settlement.

2012 versus 2011—The $97 million decrease in segment cost of sales in 2012 reflects a 3% decrease in our average unit cost of sales offset in part by the 2% increase in volumes. Lower feedstock costs, primarily propylene, ethylene and butane, and to a lesser extent, utilities, were the primary factors in the decline in unit cost of sales. Cost of sales was also affected by an $18 million benefit related to an insurance settlement in 2012.

Operating Income—Operating income decreased by $130 million in 2013 compared to 2012 and increased by $274 million in 2012, compared to 2011.

2013 versus 2012—Lower margins, the decrease in volumes and the absence of the insurance settlement discussed above led to the decline in operating income in 2013. Margins were lower in 2013 as the increase in our average unit cost of sales more than offset the increase in average sales prices during the period.

Lower results for oxyfuels and PO derivatives were offset in part by higher styrene, acetyls and EO/EG margins. Oxyfuels results in 2013 reflect lower margins relative to the exceptionally strong margins in 2012. Reduced spreads over gasoline relative to a supply-constrained market in 2012, as well as lower gasoline prices and a reduced gasoline spread over butane contributed to the decrease in oxyfuels margins in 2013. Results for PO derivatives declined in 2013 primarily due to lower BDO and solvents results. An oversupplied Asian market which more than offset nominal demand growth, resulted in lower sales volumes and weaker margins for BDO in 2013 compared to 2012.

These decreases were partially offset by improved styrene margins due to industry outages which constrained global supply and led to increases in average sales prices in 2013, which outpaced the higher costs of benzene feedstock. The improvement in acetyls results reflects the benefit of the restart of our Channelview, Texas methanol plant. Higher average sales prices and the lower cost of ethylene feedstock, the benefits of which were partly offset by higher natural gas costs, also contributed to the increase in acetyls results. Higher margins for EO/EG in 2013 reflected a modest increase in average sales prices and lower ethylene feedstock costs.

2012 versus 2011—The decrease in average feedstock costs exceeded the decrease in average sales prices during the period, which led to improved product margins in 2012 compared to those seen in 2011. These higher margins coupled with the benefit stemming from higher volumes were the primary drivers leading to the $274 million increase in operating income. Operating results for 2012 also included the benefit related to the insurance settlement discussed above.

The improvement in oxyfuels margins and volumes were the primary factors for the increase in 2012 operating income. The higher oxyfuels margins reflect an increase in the spread between gasoline and raw materials, butane, methanol and ethanol as well as a higher market blend premium for oxyfuels products over gasoline. Higher TBA and derivatives margins in 2012 which benefited from lower butane feedstock prices due to lower natural gas prices and higher average sales prices also contributed to the increase in operating income.

These higher results were offset in part by lower results for PO and derivatives, and ethylene glycol which saw average sales prices decrease more than the cost of their respective raw materials. Lower demand for propylene glycol used in deicers due to the unseasonably warm start to winter also contributed to the decrease in 2012 PO and derivatives results. Results for acetyls reflected lower natural gas and ethylene feedstock costs and higher volumes, which largely offset lower product sales prices.

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

Lower refining margins in 2013 reflect decreases in the average differential between light and heavy crude oils, lower by-product values and higher costs for RINs, a U.S. government established credit used to show compliance in meeting the Environmental Protection Agency’s Renewable Fuel Standard. Operating results were unfavorably impacted by lower crude processing rates, largely due to turnaround activities.

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

The following table sets forth selected financial information and heavy crude processing rates for the Refining segment and the U.S. refining market margins for the applicable periods. “LLS” is a light crude oil, while “Maya” is a heavy crude oil.

	Year Ended December 31,
Millions of dollars	2013	2012	2011
Sales and other operating revenues	$11,698	$13,291	$13,706
Operating income	22	334	809

Heavy crude processing rates, thousands of barrels per day	232	255	263

Market margins, dollars per barrel
Light crude oil—2-1-1	$12.89	$12.86	$8.95
Light crude oil—Maya differential	10.05	12.05	14.10

Total Maya 2-1-1	$22.94	$24.91	$23.05

Revenues—Revenues decreased by $1,593 million, or 12%, in 2013 compared to 2012 and by $415 million, or 3%, from 2011 to 2012.

2013 versus 2012—Lower sales volumes in 2013 contributed 9% to the revenue decrease over 2012. This decrease in sales volumes corresponds to a 9% decrease in 2013 crude processing rates, mainly due to a scheduled turnaround during the first quarter of 2013 and unplanned maintenance during the year. In 2013, the increased supply of refined products relative to demand is reflected in a 3% decrease in revenues attributable to lower average refined product sales prices.

2012 versus 2011—Lower sales volumes in 2012 were responsible for a revenue decrease of 6% compared to 2011. The lower sales volumes reflected less resale of crude oil versus 2011. In addition, crude processing rates were lower in 2012 compared to 2011 as a result of planned and unplanned outages in 2012. A 3% revenue increase from sales prices in 2012 compared to 2011 was driven by the impact of higher gasoline and distillate prices, partly offset by lower values for refinery by-products.

Cost of Sales—Cost of sales decreased by $1,276 million in 2013 compared to 2012, and increased by $40 million in 2012 compared to 2011.

2013 versus 2012—Cost of sales in 2013 primarily reflects the 9% decline in volumes discussed above and a 1% decrease in average unit cost of sales relative to 2012. The benefit of lower crude oil feedstock costs in 2013, which was offset in part by $87 million of higher RINs costs and increased natural gas costs, resulted in the decrease in average unit cost of sales compared to 2012.

Additionally, cost of sales in 2013 included benefits of $14 million related to recoveries and a settlement associated with a former employee who pled guilty to fraud and $10 million related to the resolution of property tax assessments for the three-year period beginning 2011. In 2012, cost of sales benefited from $53 million of insurance settlement proceeds associated with a hurricane in 2008 and a recovery of $24 million related to the employee fraud matter discussed above.

2012 versus 2011—In 2012, a 7% increase in our average unit cost of sales relative to 2011 was driven by higher feedstock costs, which reflected a reduced benefit from favorable crude purchasing opportunities and higher heavy crude prices relative to 2011. This increase was somewhat offset by the 6% decline in volumes discussed above. In 2012, cost of sales also included $77 million of one-time benefits described above while 2011 reflected a $34 million benefit from an insurance recovery related to the fraud mentioned above.

Operating Income—Operating income decreased by $312 million in 2013 compared to 2012 and by $475 million in 2012 compared to 2011.

2013 versus 2012—Lower margins, the effect of the lower volumes and the specific one-time items impacting each period that are discussed above led to the decrease in 2013 operating income compared to 2012. Margins were lower in 2013 as our average unit cost of sales declined less than our average sales prices. Our refining margins in 2013, which were lower relative to 2012, were impacted by decreases in the average differential between light and heavy crude oils. Lower by-product values and higher natural gas and RINs costs also negatively impacted our margins in 2013.

Crude oil costs at the refinery in 2013 relative to 2012 reflected increased purchases priced in relation to WTI and Brent crude oils and a lesser amount priced relative to Maya, which has reduced the comparability of our refined product spreads with the Maya benchmark product spread.

2012 versus 2011—The $475 million decrease in 2012 operating income relative to 2011 reflected lower margins, the effect of lower volumes and the impact on each period of the specific one-time items discussed above. The increase in our average unit cost of sales in 2012, which more than offset the benefit of higher average sales prices, resulted in margins that were lower than those seen in 2011.

Our refining margins decreased in 2012 despite an increase in the Maya 2-1-1 benchmark margin. Our refining margins in 2012, which were lower relative to the Maya 2-1-1, reflected a reduced benefit from favorable crude purchasing opportunities compared to 2011 and lower by-product spreads for petroleum coke and other natural gas-based products.

Technology Segment

Overview—Improved operating results in 2013 compared to 2012 reflect higher licensing and services revenues and lower research and development (“R&D”) expenses.

Restructuring activities in Europe in 2012 and 2011 and the impairment of a research and development project in 2011 contributed to the decline in 2012 Technology segment results over 2011. Underlying operations of the Technology segment in 2012 were relatively unchanged from 2011.

The following table sets forth selected financial information for the Technology segment.

	Year Ended December 31,
Millions of dollars	2013	2012	2011
Sales and other operating revenues	$532	$498	$506
Operating income	157	122	107

Revenues—Revenues increased by $34 million, or 7%, in 2013 compared to 2012 and decreased by $8 million, or 2%, in 2012 compared to 2011.

2013 versus 2012—Higher licensing and services revenues primarily due to a one-time, lump-sum settlement in 2013 associated with a process license agreement entered into in a prior year contributed 7% to the increase in 2013 revenues over 2012. Lower catalyst sales volumes decreased revenues by 2%, while average catalyst sales prices in 2013 remained relatively unchanged from 2012. Favorable foreign exchange rates contributed the remaining 2% increase in 2013 revenues.

2012 versus 2011—The decrease in 2012 revenues reflects lower catalyst sales volumes, which were responsible for a revenue decrease of 1% in 2012 compared to 2011. Price changes in 2012 accounted for a revenue decrease of 4% compared to 2011. In addition, the recognition of higher revenues on process licenses issued in prior years in 2012 resulted in an increase of 3% in revenues compared to 2011.

Operating Income—Operating income increased by $35 million in 2013 compared to 2012 and by $15 million in 2012 compared to 2011.

2013 versus 2012—The improvement in operating income in 2013 reflects higher licensing and services revenues discussed above and lower R&D costs compared to 2012. In 2012, segment results included an $18 million charge related to R&D restructuring activities in Europe.

2012 versus 2011—The underlying operations of the Technology segment’s businesses in 2012 were relatively unchanged compared to 2011. Lower catalyst results which stemmed from lower margins and sales volumes were substantially offset by higher revenue recognized from process licenses issued in prior years.

Apart from the factors discussed above, operating results for 2012 included the $18 million charge related to the restructuring activities discussed above. In addition, charges of $16 million related to restructuring activities and asset retirement obligations associated with a relocated R&D facility and $19 million for the impairment of an R&D project in Europe were included in our 2011 operating results.

FINANCIAL CONDITION

Operating, investing and financing activities of continuing operations, which are discussed below, are presented in the following table:

	Year Ended December 31,
Millions of dollars	2013	2012	2011
Source (use) of cash:
Operating activities	$4,835	$4,787	$2,860
Investing activities	(1,602)	(1,013)	(1,021)
Financing activities	(1,589)	(2,145)	(4,955)

Operating Activities—Cash of $4,835 million provided in 2013 primarily reflected earnings, adjusted for non-cash items, proceeds received from Italian tax authorities for refunds of VAT from prior periods, distributions from our joint ventures, insurance settlements and cash provided by the main components of working capital – accounts receivable, inventories and accounts payable. These increases were offset in part by company contributions to our pension plans.

The main components of working capital provided cash of $60 million in 2013. This reflects increases of $64 million, $151 million and $275 million in accounts receivable, inventories and accounts payable, respectively. The increase in inventory is attributable to a build in our O&P—Americas polyethylene inventory at the end of 2013 in preparation for a turnaround scheduled during the first half of 2014 at our La Porte, Texas facility, and an increase in crude oil inventory over 2012 levels. These increases were only partially offset by decreases in our I&D segment inventories. The increase in accounts receivable reflects higher 2013 sales volumes compared to the same period in 2012 within the O&P—Americas and I&D segments. A temporary increase in the purchase of intermediate feedstocks due to operating issues at the Houston refinery at the end of 2013 and an increase in payment terms for crude oil purchases in our Refining segment were the primary drivers for the increase in accounts payable.

Cash of $4,787 million provided in 2012 primarily reflected earnings, adjusted for non-cash items, proceeds received from income tax refunds, distributions from our joint ventures, insurance settlements and cash provided by the main components of working capital. These increases were offset in part by company contributions to our pension plans and premiums and other fees related to prepayment of debt.

The main components of working capital provided cash of $151 million in 2012. This reflects a decrease in inventories of $441 million, partially offset by a $101 million increase in accounts receivable and a $189 decrease in accounts payable. A reduction in the high level of our O&P—Americas olefins inventories that were built at the end of 2011 in preparation for a turnaround scheduled for early 2012 at our Channelview, Texas facility, and the liquidation of refined products and crude oil inventories following the January 2012 shutdown of our Berre refinery were the primary contributors to the $441 million decrease in inventories. The increase in accounts receivable reflects higher sales volumes at the end of 2012 compared to the same period in 2011, while the lower accounts payable balance at December 31, 2012 reflects lower outstanding crude oil invoices compared to December 31, 2011.

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

Investing Activities—Cash used in investing activities in 2013, 2012, and 2011 primarily reflects capital expenditures of $1,561 million, $1,060 million and $1,050 million, respectively. The increased level of capital spending in 2013 funded turnaround activities at several sites, construction of our methanol plant restart at our Channelview, Texas site, debottlenecks of certain assets to enhance production, railcar purchases and other plant improvement projects. In 2011, we purchased a pipeline for $73 million and received proceeds of $71 million from the sale of assets, which included $57 million related to the sale of surplus precious metals.

The following table summarizes our capital expenditures plan for 2014 and actual capital expenditures for our continuing operations for the periods from 2011 through 2013:

	Plan 2014	Year Ended December 31,
Millions of dollars		2013	2012	2011
Capital expenditures by segment:
O&P—Americas	$933	$645	$468	$425
O&P—EAI	194	229	254	235
I&D	271	443	159	101
Refining	154	209	136	224
Technology	25	30	43	26
Other	15	5	—	10

Consolidated capital expenditures of continuing operations	$1,592	$1,561	$1,060	$1,021

In 2011, our discontinued operations had capital expenditures of $29 million.

Capital spending projected for 2014 reflects a small increase over 2013 levels. In 2014, capital spending for our O&P—Americas segment is projected to increase relative to 2013 due to the expected completion of an ethylene expansion and associated turnaround at our LaPorte, Texas facility, a planned debottleneck at our Corpus Christi, Texas facility and the installation of new furnaces at our Channelview, Texas facility. This increase will be offset in part by reduced capital spending planned for the I&D and Refining segments. Capital spending planned for the I&D segment is lower in 2014 due to the completion in 2013 of the restart of our methanol plant in Channelview, Texas.

The higher levels of capital spending for our I&D and O&P—Americas segments in 2013 relative to 2012 were primarily related to the methanol plant restart in Channelview, Texas, and the ethylene expansion project at our LaPorte, Texas, facility, respectively.

Financing Activities—Financing activities used cash of $1,589 million during 2013. We made payments totaling $1,949 million to repurchase ordinary shares and paid dividends of $1,127 million to our shareholders.

In July 2013, we received net proceeds totaling $1,468 million from the issuance of $750 million of 4% guaranteed notes due 2023 and $750 million of 5.25% guaranteed notes due 2043, and paid fees totaling $23 million.

Financing activities used cash of $2,145 million during 2012. Financing activities in 2012 reflect proceeds of $3,000 million from the issuance of $2,000 million of 5% senior notes due 2019 and $1,000 million of 5.75% senior notes due 2024. Net proceeds from the notes, together with cash on hand, were used to finance the repayment in full of the remaining $2,676 million of previously outstanding notes and to pay $294 million for associated premiums and fees, which are reflected in operating cash flows.

In May 2012, we entered into a five-year revolving credit facility, and terminated our asset-based credit facility. The revolving credit facility may be used for dollar and euro denominated borrowings and includes a sublimit for up to $700 million of dollar and euro denominated letters of credit. The balance of outstanding borrowings and letters of credit under the facility may not exceed $2,000 million at any given time.

In September 2012, we entered into a three-year, $1,000 million U.S. accounts receivable securitization facility that permits the sale of certain eligible trade receivables to participating financial institutions. The facility also provides for the issuance of letters of credit up to $200 million.

In the aggregate, we paid fees related to these 2012 financing activities totaling $53 million.

Cash dividends of $2,415 million were paid during 2012, which include a special dividend of $2.75 per share paid on December 11, 2012 to shareholders of record on November 19, 2012.

Financing activities used cash of $4,955 million during 2011. In 2011, we redeemed an aggregate of $3,050 million of previously existing notes. We paid premiums totaling $404 million and bank fees of $7 million in conjunction with these redemptions.

Also in 2011, we issued $1,000 million of 6% senior notes due 2021 and used the proceeds to pay a portion of a special dividend of $4.50 per share, totaling $2,580 million. In addition to the special dividend, we paid a final 2010 dividend and interim dividends totaling $313 million. In June 2011, we paid $15 million of fees related to the amendment of our asset-based credit facility.

For additional information related to these financing activities, see Note 12 to the Consolidated Financial Statements.

Liquidity and Capital Resources—As of December 31, 2013, we had unrestricted cash and cash equivalents of $4,450 million, of which $1,528 million was held outside the U.S., principally in the United Kingdom. Less than 1% of our outstanding cash balance is held in a country that has established government imposed currency restrictions that could impede the ability of our subsidiary to transfer funds to us. There are currently no other legal or economic restrictions that would impede such transfers of cash. We also had total unused availability under our credit facilities of $3,469 million at December 31, 2013, which included the following:

•	$2,000 million under our $2,000 million revolving credit facility.

•

$892 million under our $1,000 million U.S. accounts receivable securitization facility. Availability under this facility is subject to a borrowing base of eligible receivables, which is reduced by outstanding borrowings and letters of credit, if any. This facility had no outstanding borrowings or letters of credit at December 31, 2013.

•

€405 million and $22 million (totaling approximately $577 million) under our €450 million European receivables securitization facility. Availability under this facility is subject to a borrowing base, net of outstanding borrowings. There were no outstanding borrowings under this facility at December 31, 2013.

See Note 12 to the Consolidated Financial Statements for additional information related to our credit facilities.

We also have outstanding letters of credit and bank guarantees totaling $424 million at December 31, 2013 issued under uncommitted credit facilities.

At December 31, 2013, we had total debt, including current maturities, of $5,835 million.

On July 16, 2013, our direct, 100% owned subsidiary, LYB International Finance B.V., issued $750 million of 4% Notes due 2023 and $750 million of 5.25% Notes due 2043 at discounted prices of 98.678% and 97.004%, respectively. Proceeds from these notes are being used for general corporate purposes, including repurchases of our ordinary shares. Interest payments under these notes commenced on January 15, 2014. These unsecured notes, which are fully and unconditionally guaranteed by LyondellBasell Industries N.V., rank equally in right of payment to all of LYB International Finance B.V.’s existing and future unsecured indebtedness and to all of LyondellBasell’s existing and future unsubordinated indebtedness. These notes may be redeemed or repaid at any time and from time to time prior to maturity at an amount equal to the greater of 100% of the principal amount of the notes redeemed and repaid, and the sum of the present values of the remaining scheduled payments of principal and interest on the notes to be redeemed (exclusive of interest accrued to the date of redemption)

discounted to the date of redemption on a semi-annual basis at the applicable treasury yield plus 25 basis points in the case of the 4% Notes due 2023 and plus 30 basis points in the case of the 5.25% Notes due 2043.

In May 2013, we amended our $2,000 million revolving credit facility to extend its maturity date by one year to May 2018 and in April 2013, we amended and restated our €450 million European receivables securitization facility to obtain more favorable terms and conditions, including reduced pricing, and to extend the maturity date of the facility to April 2016.

In May 2013, our Supervisory Board announced a share repurchase program under which we may repurchase up to 10% of our shares outstanding through May 21, 2014, for a total of approximately 57.6 million shares. Our share repurchase program does not have a stated dollar amount, and purchases may be made through open market purchases, private market transactions or other structured transactions. Repurchased shares may be retired or used for general corporate purposes, including various employee benefit and compensation plans. As of December 31, 2013, we have purchased 27,359,002 shares under this program for approximately $1,949 million. As of February 18, 2014, we had approximately 26.7 million shares remaining under the current authorization. The timing and amount of additional shares repurchased will continue to be determined by our Management Board based on its evaluation of market conditions and other factors.

As a result of ceasing operations at our Berre refinery in France in January 2012, we expect to make future payments to severed employees and for exit and disposal activities. See Note 3 to the Consolidated Financial Statements for additional information related to this matter.

We may repay or redeem our debt, including purchases of our outstanding bonds in the open market, using cash on hand, cash from operating activities or proceeds from asset divestitures. We plan to finance our ongoing working capital, capital expenditures, debt service and other funding requirements with cash from operations. We also may, depending on market conditions, access the debt markets to finance our funding requirements. Our cash from operations and ability to access debt markets could be affected by general economic, financial, competitive, legislative, regulatory, business and other factors, many of which are beyond our control.

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

Contractual and Other Obligations—The following table summarizes, as of December 31, 2013, our minimum payments for long-term debt, including current maturities, short-term debt, and contractual and other obligations for the next five years and thereafter.

		Payments Due By Period
Millions of dollars	Total	2014	2015	2016	2017	2018	Thereafter
Total debt	$5,867	$59	$1	$5	$2	$—	$5,800
Interest on total debt	3,408	311	311	311	311	311	1,853
Advances from customers	183	107	19	12	12	6	27
Other	1,888	1,166	151	127	121	32	291
Deferred income taxes	1,659	141	165	193	149	147	864
Other obligations:
Purchase obligations:
Take-or-pay contracts	15,183	2,355	2,213	1,746	1,753	1,659	5,457
Other contracts	26,313	6,356	5,021	3,829	3,739	2,835	4,533
Operating leases	1,827	305	267	228	187	163	677

Total	$56,328	$10,800	$8,148	$6,451	$6,274	$5,153	$19,502

Total Debt—Total debt includes our 5% senior notes due 2019, our 6% senior notes due 2021, our 4% guaranteed notes due 2023, our 5.75% senior notes due 2024, our 8.1% guaranteed notes due 2027, our 5.25% guaranteed notes due 2043 and various other U.S. and non-U.S. loans. See Note 12 for a discussion of covenant requirements under the credit facilities and indentures and additional information regarding our debt facilities.

Interest on Total Debt—Our debt and related party debt agreements contain provisions for the payment of monthly, quarterly or semi-annual interest at a stated rate of interest over the term of the debt.

Pension and other Postretirement Benefits—We maintain several defined benefit pension plans, as described in Note 16 to the Consolidated Financial Statements. Many of our U.S. and non-U.S. plans are subject to minimum funding requirements; however, the amounts of required future contributions for all our plans are not fixed and can vary significantly due to changes in economic assumptions, liability experience and investment return on plan assets. As a result, we have excluded pension and other postretirement benefit obligations from the Contractual and Other Obligations table above. Our annual contributions may include amounts in excess of minimum required funding levels. Contributions to our non-U.S. plans in years beyond 2014 are not expected to be materially different than the expected 2014 contributions disclosed in Note 16 to the Consolidated Financial Statements. At December 31, 2013, the projected benefit obligation for our pension plans exceeded the fair value of plan assets by $668 million. Subject to future actuarial gains and losses, as well as actual asset earnings, we, together with our consolidated subsidiaries, will be required to fund the $668 million, with interest, in future years. We contributed $172 million, $180 million and $526 million to our pension plans in 2013, 2012 and 2011, respectively. We provide other postretirement benefits, primarily medical benefits to eligible participants, as described in Note 16 to the Consolidated Financial Statements. We pay other unfunded postretirement benefits as incurred.

Advances from Customers—We are obligated to deliver products in connection with long-term sales agreements under which advances from customers were received in prior years. These advances are treated as deferred revenue and will be amortized to earnings as product is delivered over the remaining terms of the respective contracts, which primarily range from 4 to 8 years. The unamortized long-term portion of such advances totaled $76 million as of December 31, 2013.

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

Purchase Obligations—We are party to various obligations to purchase products and services, principally for raw materials, utilities and industrial gases. These commitments are designed to assure sources of supply and are not expected to be in excess of normal requirements. The commitments are segregated into take-or-pay contracts and other contracts. Under the take-or-pay contracts, we are obligated to make minimum payments whether or not we take the product or service. Other contracts include contracts that specify minimum quantities; however, in the event that we do not take the contractual minimum, we are only obligated for any resulting economic loss suffered by the vendor. The payments shown for the other contracts assume that minimum quantities are purchased. For contracts with variable pricing terms, the minimum payments reflect the contract price at December 31, 2013.

Operating Leases—We lease various facilities and equipment under noncancelable lease arrangements for various periods. See Note 13 to the Consolidated Financial Statements for related lease disclosures.

CURRENT BUSINESS OUTLOOK

We believe the fundamentals underlying our businesses remain the same. The U.S. natural gas liquids advantage continues to evolve in a very positive way, and we are executing our growth projects to take advantage of these market opportunities. We believe olefins in North America will continue to benefit from strong margins derived from cost-advantaged NGLs. Weather-related increases in natural gas and NGL prices are being seen in the first quarter of 2014, which we believe are temporary. We will commence an olefins turnaround at our LaPorte, Texas facility late in the first quarter which will extend into the second quarter. We expect European olefin and polyolefin demand to improve in the first quarter 2014 from the seasonally-low levels seen in the fourth quarter of 2013.

Our I&D segment continues to realize solid, steady performance and will additionally benefit from the start up of our methanol plant in Channelview, Texas. The global refining market has been volatile, but improving of late. We expect our refining position to strengthen in 2014 as North American crude production grows and the delivery infrastructure expands.

RELATED PARTY TRANSACTIONS

We have related party transactions with certain of our major shareholders and their affiliates and our joint venture partners. We believe that such transactions are effected on terms substantially no more or less favorable than those that would have been agreed upon by unrelated parties on an arm’s length basis. See Note 4 to the Consolidated Financial Statements for additional related party disclosures.

CRITICAL ACCOUNTING POLICIES

Management applies those accounting policies that it believes best reflect the underlying business and economic events, consistent with accounting principles generally accepted in the U.S. (see Note 2 to the Consolidated Financial Statements). Our more critical accounting policies include those related to the valuation of inventory, long-lived assets, the valuation of goodwill, accruals for long-term employee benefit costs such as pension and other postretirement costs, and accruals for taxes based on income. Inherent in such policies are certain key assumptions and estimates made by management. Management periodically updates its estimates used in the preparation of the financial statements based on its latest assessment of the current and projected business and general economic environment.

Inventory—We account for our inventory using the last-in, first-out (“LIFO”) method of accounting.

The cost of raw materials, which represents a substantial portion of our operating expenses, and energy costs generally follow price trends for crude oil and/or natural gas. Crude oil and natural gas prices are subject to many factors, including changes in economic conditions. Fluctuation in the prices of crude oil and natural gas from period to period may result in the recognition of charges to adjust the value of inventory to the lower of cost or market in periods of falling prices and the reversal of those charges in subsequent interim periods as market prices recover. Accordingly, our cost of sales and results of operations may be affected by such fluctuations.

A $71 million charge to adjust the value of inventory to the lower of cost or market at June 30, 2012 was reversed in the third quarter of 2012 reflecting the recovery of market price as of September 30, 2012. No lower of cost or market charges were required in 2011.

Long-Lived Assets—With respect to long-lived assets, which primarily include property, plant and equipment and intangible assets, key assumptions included estimates of useful lives and the recoverability of carrying values of fixed assets and other intangible assets, as well as the existence of any obligations associated with the retirement of fixed assets. Such estimates could be significantly modified and/or the carrying values of the assets could be impaired by such factors as new technological developments, new chemical industry entrants with significant raw material or other cost advantages, uncertainties associated with the European, U.S. and other world economies, the cyclical nature of the chemical and refining industries, and uncertainties associated with regulatory governmental actions.

When events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, we evaluate definite lived intangible assets for impairment. Long-lived assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, which for us is generally at the plant group level (or, at times individual plants in certain circumstances where we have isolated production units with separately identifiable cash flows). When it is probable that the undiscounted cash flows of a tangible asset or asset group will not be sufficient to recover the carrying amount, the asset is written down to its estimated fair value. In-process research and development projects are impaired when abandoned.

During the years ended December 31, 2012 and 2011, we recognized impairments of $22 million and $19 million, respectively, related to damage sustained by our LDPE plant in Wesseling, Germany and an abandoned in-process research and development project.

The estimated useful lives of long-lived assets range from 3 to 30 years. Depreciation and amortization of these assets, including amortization of capitalized turnaround costs, under the straight-line method over their estimated useful lives totaled $1,021 million in 2013. If the useful lives of assets are found to be shorter than originally estimated, depreciation and amortization charges would be accelerated over the revised useful life.

Goodwill—Goodwill of $605 million at December 31, 2013 represents the tax effect of the differences between the tax and book bases of the our assets and liabilities resulting from the revaluation of those assets and liabilities to fair value in connection with the Company’s emergence from bankruptcy and adoption of fresh-start accounting. We evaluate the recoverability of the carrying value of goodwill annually or more frequently if events or changes in circumstances indicate that the carrying amount of the goodwill of a reporting unit may not be fully recoverable.

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

For 2013, 2012 and 2011, our qualitative assessment indicated that the fair value of our reporting units was greater than their carrying value. Accordingly, a quantitative two-step goodwill impairment test was not required.

Long-Term Employee Benefit Costs—Our costs for long-term employee benefits, particularly pension and other postretirement medical and life insurance benefits, are incurred over long periods of time, and involve many uncertainties over those periods. The net periodic benefit cost attributable to current periods is based on several assumptions about such future uncertainties, and is sensitive to changes in those assumptions. It is management’s responsibility, often with the assistance of independent experts, to select assumptions that in its judgment represent its best estimates of the future effects of those uncertainties. It also is management’s responsibility to review those assumptions periodically to reflect changes in economic or other factors that affect those assumptions.

The current benefit service costs, as well as the existing liabilities, for pensions and other postretirement benefits are measured on a discounted present value basis. The discount rate is a current rate, related to the rate at which the liabilities could be settled. Our assumed discount rate is based on yield information for high-quality corporate bonds with durations comparable to the expected cash settlement of our obligations. For the purpose of measuring the benefit obligations at December 31, 2013, we used a weighted average discount rate of 4.73% for the U.S. plans which reflects the different terms of the related benefit obligations. The weighted average discount rate used to measure obligations for non-U.S. plans at December 31, 2013 was 3.78%, reflecting market interest rates. The discount rates in effect at December 31, 2013 will be used to measure net periodic benefit cost during 2014.

The benefit obligation and the periodic cost of other postretirement medical benefits are also measured based on assumed rates of future increase in the per capita cost of covered health care benefits. As of December 31, 2013, the assumed rate of increase for our U.S. plans was 7.6%, decreasing to 4.5% in 2027 and thereafter. A one percentage point change in the health care cost trend rate assumption would have no significant effect on either the benefit liability or the net periodic cost, due to limits on our maximum contribution level under the medical plan.

The net periodic cost of pension benefits included in expense also is affected by the expected long-term rate of return on plan assets assumption. Investment returns that are recognized currently in net income represent the expected long-term rate of return on plan assets applied to a market-related value of plan assets which, for us, is defined as the market value of assets. The expected rate of return on plan assets is a longer term rate, and is expected to change less frequently than the current assumed discount rate, reflecting long-term market expectations, rather than current fluctuations in market conditions.

The weighted average expected long-term rate of return on assets in our U.S. plans of 8.00% is based on the average level of earnings that our independent pension investment advisor had advised could be expected to be earned over time and 3.73%, for our non-U.S. plan assets is based on an expectation and asset allocation that varies by region. The asset allocations are summarized in Note 16 to the Consolidated Financial Statements. The actual returns in 2013 were a gain of 16.45% for U.S. plan assets and a gain of 1.39% for non- U.S. plan assets.

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

The following table reflects the sensitivity of the benefit obligations and the net periodic benefit costs of our pension plans to changes in the actuarial assumptions:

	Effects on benefit obligations in 2013		Effects on net periodic pension costs in 2014
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Projected benefit obligations at December 31, 2013	$1,932	$1,362	$—	$—
Projected net periodic pension costs in 2014			(24)	62

Discount rate increases by 100 basis points	(179)	(154)	2	(5)
Discount rate decreases by 100 basis points	217	199	—	13

The sensitivity of our postretirement benefit plans obligations and net periodic benefit costs to changes in actuarial assumptions are reflected in the following table:

	Effects on benefit obligations in 2013		Effects on net periodic benefit costs in 2014
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Projected benefit obligations at December 31, 2013	$310	$41	$—	$—
Projected net periodic benefit costs in 2014			18	3

Discount rate increases by 100 basis points	(28)	—	1	—
Discount rate decreases by 100 basis points	33	—	1	—

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

For further information related to our income taxes, see Note 18 to the Consolidated Financial Statements of LyondellBasell N.V. for the year ended December 31, 2013.

ACCOUNTING AND REPORTING CHANGES

For a discussion of the potential impact of new accounting pronouncements on our consolidated financial statements, see Note 2 to the Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

See Note 14 to the Consolidated Financial Statements for discussion of LyondellBasell Industries N.V.’s management of commodity price risk, foreign currency exposure and interest rate risk through its use of derivative instruments and hedging activities.

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

The estimated fair value and notional amounts of our open commodity futures contracts are shown in the table below:

	Open Commodity Contracts
	December 31, 2013
		Notional Amounts
Millions of dollars	Fair Value	Value	Volumes	Volume Unit	Maturity Dates
Futures:
Gasoline	$(4)	$257	92	million gallons	February 2014 - March 2014
Heating oil	—	11	4	million gallons	February 2014
Crude oil	—	378	158	million gallons	February 2014 - May 2014

	$(4)	$646

	December 31, 2012
		Notional Amounts
Millions of dollars	Fair Value	Value	Volumes	Volume Unit	Maturity Dates
Futures:
Gasoline	$(7)	$56	20	million gallons	January 2013 - February 2013
Heating oil	—	38	13	million gallons	January 2013
Butane	5	25	14	million gallons	January 2013 - February 2013
Crude oil	1	110	47	million gallons	February 2013 - March 2013

	$(1)	$229

The increased level in open futures positions in 2013 is related to our strategies to manage the impact of future movements in the price of gasoline and crude oil on our product margins and the price differential between varying grades of crude oil.

We use value at risk (“VAR”), stress testing and scenario analysis for risk measurement and control purposes.

VAR estimates the maximum potential loss in fair market values, given a certain move in prices over a certain period of time, using specified confidence levels.

Using sensitivity analysis and hypothetical changes in market prices ranging from 6% to 14%, which represents a three month volatility range of the underlying products, the effect on our pretax income would be $9 million. The quantitative information about market risk is necessarily limited because it does not take into account the effects of the underlying operating transactions.

Foreign Exchange Risk

We manufacture and market our products in a number of countries throughout the world and, as a result, are exposed to changes in foreign currency exchange rates. We enter into transactions in currencies other than the applicable functional currency.

A significant portion of our reporting entities use the euro as their functional currency. Our reporting currency is the U.S. dollar. The translation gains or losses that result from the process of translating the euro denominated financial statements to U.S. dollars are deferred in accumulated other comprehensive income (“AOCI”) until such time as those entities may be liquidated or sold. Changes in the value of the U.S. dollar relative to the euro can therefore have a significant impact on comprehensive income. We generally do not attempt to minimize or mitigate the foreign currency risks resulting from the translation of assets and liabilities of non-U.S. operations into our reporting currency.

Some of our operations enter into transactions denominated in other than their functional currency. This results in exposure to foreign currency risk for financial instruments, including, but not limited to third party and intercompany receivables and payables and intercompany loans.

We maintain risk management control practices to monitor the foreign currency risk attributable to our inter-company and third party outstanding foreign currency balances. These practices involve the centralization of our exposure to underlying currencies that are not subject to central bank and/or country specific restrictions. By centralizing most of our foreign currency exposure into one subsidiary, we are able to take advantage of any natural offsets thereby reducing the overall impact of changes in foreign currency rates on our earnings.

Our policy is to maintain an approximately balanced position in foreign currencies to minimize exchange gains and losses arising from changes in exchange rates. To minimize the effects of our net currency exchange exposures, we enter into foreign currency spot and forward contracts. Our net position in foreign currencies is monitored daily.

At December 31, 2013 and 2012, a 10% fluctuation compared to the U.S. dollar in the underlying currencies that have no central bank or other currency restrictions would result in an additional impact to earnings of no more than approximately $2 million and $3 million, respectively.

We also engage in short-term foreign exchange swaps in order to roll certain hedge positions and to make funds available for intercompany financing.

For 2013, 2012, and 2011, Other income (expense), net in the Consolidated Statements of Income reflected losses of $4 million, $21 million and $17 million, respectively, in net exchange rate gains and losses. For forward contracts, including swap transactions, that economically hedge recognized monetary assets and liabilities in foreign currencies, no hedge accounting is applied. Changes in the fair value of foreign currency forward contracts are reported in the Consolidated Statements of Income and offset the currency exchange results recognized on the assets and liabilities.

Interest Rate Risk

We are exposed to interest rate risk with respect to variable rate debt. Our variable rate debt consists of our $2,000 million Senior Revolving Credit Facility, our $1,000 million U.S. Receivables Securitization Facility and our €450 million European Receivables Securitization Facility. At December 31, 2013, there were no outstanding borrowings under these facilities.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2013.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of LyondellBasell Industries N.V.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of LyondellBasell Industries N.V. and its subsidiaries at December 31, 2013 and December 31, 2012 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Houston, Texas

February 20, 2014

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
Millions of dollars, except earnings per share	2013	2012	2011
Sales and other operating revenues:
Trade	$43,052	$44,315	$47,067
Related parties	1,010	1,037	1,116

	44,062	45,352	48,183
Operating costs and expenses:
Cost of sales	37,940	39,595	42,732
Selling, general and administrative expenses	870	909	918
Research and development expenses	150	172	196

	38,960	40,676	43,846
Operating income	5,102	4,676	4,337
Interest expense	(309)	(655)	(1,044)
Interest income	15	15	37
Other income (expense), net	(14)	2	30

Income from continuing operations before equity investments, reorganization items and income taxes	4,794	4,038	3,360
Income from equity investments	203	143	216
Reorganization items	(1)	4	(45)

Income from continuing operations before income taxes	4,996	4,185	3,531
Provision for income taxes	1,136	1,327	1,059

Income from continuing operations	3,860	2,858	2,472
Loss from discontinued operations, net of tax	(7)	(24)	(332)

Net income	3,853	2,834	2,140
Net loss attributable to non-controlling interests	4	14	7

Net income attributable to the Company shareholders	$3,857	$2,848	$2,147

Earnings (loss) per share:
Net income (loss) attributable to the Company shareholders —
Basic:
Continuing operations	$6.81	$5.01	$4.34
Discontinued operations	(0.01)	(0.04)	(0.58)

	$6.80	$4.97	$3.76

Diluted:
Continuing operations	$6.76	$4.96	$4.32
Discontinued operations	(0.01)	(0.04)	(0.58)

	$6.75	$4.92	$3.74

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
Millions of dollars	2013	2012	2011
Net income	$3,853	$2,834	$2,140
Other comprehensive income, net of tax –
Defined pension and other postretirement benefit plans:
Prior service cost arising during the period	(21)	12	(16)
Reclassification adjustment for amortization of prior service cost included in net income	14	3	—
Net actuarial gain (loss) arising during the period	411	(198)	(388)
Reclassification adjustment for net actuarial loss included in net income	30	24	—
Reclassification adjustment for settlement (gain) loss included in net income	(3)	—	6

Defined pension and other postretirement benefit plans, before tax	431	(159)	(398)
Income tax expense (benefit)	149	(38)	(128)

Defined pension and other postretirement benefit plans, net of tax	282	(121)	(270)

Foreign currency translations adjustments:
Unrealized net change arising during the period	217	136	(237)
Reclassification adjustment included in net income	4	—	—

Foreign currency translations adjustments, before tax	221	136	(237)
Income tax expense (benefit)	(4)	(1)	1

Foreign currency translations, net of tax	225	137	(238)

Total other comprehensive income (loss)	507	16	(508)

Comprehensive income	4,360	2,850	1,632
Comprehensive loss attributable to non-controlling interests	4	14	7

Comprehensive income attributable to the Company shareholders	$4,364	$2,864	$1,639

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED BALANCE SHEETS

	December 31,
Millions of dollars	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$4,450	$2,732
Restricted cash	10	5
Accounts receivable:
Trade, net	3,828	3,720
Related parties	202	184
Inventories	5,279	5,075
Prepaid expenses and other current assets	830	570

Total current assets	14,599	12,286
Property, plant and equipment, net	8,457	7,696
Investments and long-term receivables:
Investment in PO joint ventures	421	397
Equity investments	1,629	1,583
Other investments and long-term receivables	64	383
Goodwill	605	591
Intangible assets, net	904	1,038
Other assets	619	246

Total assets	$27,298	$24,220

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED BALANCE SHEETS

	December 31,
Millions of dollars, except shares and par value data	2013	2012
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$1	$1
Short-term debt	58	95
Accounts payable:
Trade	2,822	2,440
Related parties	750	845
Accrued liabilities	1,299	1,157
Deferred income taxes	580	558

Total current liabilities	5,510	5,096
Long-term debt	5,776	4,304
Other liabilities	1,839	2,327
Deferred income taxes	1,659	1,314
Commitments and contingencies
Stockholders’ equity:
Ordinary shares, €0.04 par value, 1,275 million shares authorized, 548,824,138 and 575,216,709 shares outstanding, respectively	31	31
Additional paid-in capital	10,382	10,351
Retained earnings	4,004	1,274
Accumulated other comprehensive income (loss)	96	(411)
Treasury stock, at cost, 29,607,877 and 3,206,033 ordinary shares, respectively	(2,035)	(106)

Total Company share of stockholders’ equity	12,478	11,139
Non-controlling interests	36	40

Total equity	12,514	11,179

Total liabilities and equity	$27,298	$24,220

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
Millions of dollars	2013	2012	2011
Cash flows from operating activities:
Net income	$3,853	$2,834	$2,140
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,021	983	931
Asset impairments	—	22	52
Amortization of debt-related costs	21	58	61
Equity investments –
Equity income	(203)	(143)	(216)
Distribution of earnings, net of tax	186	147	206
Deferred income taxes	(46)	715	452
Reorganization items	1	(4)	45
Reorganization-related payments, net	—	—	(112)
(Gain) loss on sale of assets	16	(12)	(42)
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(64)	(101)	(89)
Inventories	(151)	441	(732)
Accounts payable	275	(189)	703
Contributions to pension plans	(172)	(180)	(526)
Income tax refunds	10	306	7
Prepaid expenses and other current assets	(165)	(98)	(23)
Other, net	253	8	3

Net cash provided by operating activities	4,835	4,787	2,860

Cash flows from investing activities:
Expenditures for property, plant and equipment	(1,561)	(1,060)	(1,050)
Proceeds from disposal of assets	5	12	71
Restricted cash	(5)	48	(42)
Other	(41)	(13)	—

Net cash used in investing activities	(1,602)	(1,013)	(1,021)

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED STATEMENTS OF CASH FLOWS—Continued

	Year Ended December 31,
Millions of dollars	2013	2012	2011
Cash flows from financing activities:
Repurchases of Company ordinary shares	(1,949)	—	—
Dividends paid	(1,127)	(2,415)	(2,893)
Issuance of long-term debt	1,472	3,000	1,000
Repayments of long-term debt	—	(2,679)	(3,063)
Payments of debt issuance costs	(23)	(53)	(35)
Other, net	38	2	36

Net cash used in financing activities	(1,589)	(2,145)	(4,955)

Effect of exchange rate changes on cash	74	38	(41)

Increase (decrease) in cash and cash equivalents	1,718	1,667	(3,157)
Cash and cash equivalents at beginning of period	2,732	1,065	4,222

Cash and cash equivalents at end of period	$4,450	$2,732	$1,065

Supplemental Cash Flow Information:
Interest paid	$266	$665	$1,066

Net income taxes paid	$1,213	$261	$662

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other	Total	Non-
	Ordinary Shares		Paid-in	Retained	Comprehensive	Stockholders’	Controlling
Millions of dollars	Issued	Treasury	Capital	Earnings	Income (Loss)	Equity	Interests
Balance, December 31, 2010	$30	$—	$9,837	$1,587	$81	$11,535	$61
Net income (loss)	—	—	—	2,147	—	2,147	(7)
Other comprehensive loss	—	—	—	—	(508)	(508)	—
Warrants exercised	1	—	402	—	—	403	—
Share-based compensation	—	9	33	—	—	42	—
Special dividend ($4.50 per share)	—	—	—	(2,580)	—	(2,580)	—
Dividends ($0.55 per share)	—	—	—	(313)	—	(313)	—
Repurchases of Company ordinary shares	—	(133)	—	—	—	(133)	—

Balance, December 31, 2011	$31	$(124)	$10,272	$841	$(427)	$10,593	$54
Net income (loss)	—	—	—	2,848	—	2,848	(14)
Other comprehensive income	—	—	—	—	16	16	—
Warrants exercised	—	—	43	—	—	43	—
Share-based compensation	—	31	36	—	—	67	—
Special dividend ($2.75 per share)	—	—	—	(1,582)	—	(1,582)	—
Dividends ($1.45 per share)	—	—	—	(833)	—	(833)	—
Repurchases of Company ordinary shares	—	(13)	—	—	—	(13)	—

Balance, December 31, 2012	$31	$(106)	$10,351	$1,274	$(411)	$11,139	$40
Net income (loss)	—	—	—	3,857	—	3,857	(4)
Other comprehensive income	—	—	—	—	507	507	—
Share-based compensation	—	20	31	—	—	51	—
Dividends ($2.00 per share)	—	—	—	(1,127)	—	(1,127)	—
Repurchases of Company ordinary shares	—	(1,949)	—	—	—	(1,949)	—

Balance, December 31, 2013	$31	$(2,035)	$10,382	$4,004	$96	$12,478	$36

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Company and Operations

LyondellBasell Industries N.V. is a limited liability company (Naamloze Vennootschap) incorporated under Dutch law by deed of incorporation dated October 15, 2009. Unless otherwise indicated, the “Company,” “we,” “us,” “our” or similar words are used to refer to LyondellBasell Industries N.V. together with its consolidated subsidiaries (“LyondellBasell N.V.”).

LyondellBasell Industries N.V. is the successor to the combination in December 2007 of Lyondell Chemical Company (“Lyondell Chemical”) and Basell AF S.C.A. (“Basell”), which created one of the world’s largest private petrochemical companies with significant worldwide scale and leading product positions. LyondellBasell Industries AF S.C.A. (“LyondellBasell AF”), the predecessor of LyondellBasell N.V., is no longer part of the Company.

LyondellBasell N.V. is a worldwide manufacturer of chemicals and polymers, a refiner of crude oil, a significant producer of gasoline blending components and a developer and licensor of technologies for production of polymers.

2. Summary of Significant Accounting Policies

The following significant accounting policies were applied in the preparation of these Consolidated Financial Statements:

Basis of Preparation and Consolidation

The accompanying Consolidated Financial Statements have been prepared from the books and records of LyondellBasell N.V. under accounting principles generally accepted in the U.S. (“U.S. GAAP”). Subsidiaries are defined as being those companies over which we, either directly or indirectly, have control through a majority of the voting rights or the right to exercise control or to obtain the majority of the benefits and be exposed to the majority of the risks. Subsidiaries are consolidated from the date on which control is obtained until the date that such control ceases. All intercompany transactions and balances have been eliminated in consolidation.

The Consolidated Financial Statements have been prepared under the historical cost convention, as modified for the accounting of financial assets and financial liabilities (including derivative instruments) at fair value through profit or loss. Consolidated financial information, including subsidiaries, equity investments, has been prepared using uniform accounting policies for similar transactions and other events in similar circumstances.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid debt instruments such as certificates of deposit, commercial paper and money market accounts. Cash equivalents include instruments with maturities of three months or less when acquired. Cash equivalents are stated at cost, which approximates fair value. Cash and cash equivalents exclude restricted cash. Our cash equivalents are placed in certificates of deposit, high-quality commercial paper and money market accounts with major international banks and financial institutions.

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

Inventory exchange transactions, which involve fungible commodities, are not accounted for as purchases and sales. Any resulting volumetric exchange balances are accounted for as inventory, with cost determined using the LIFO method.

Property, Plant and Equipment

Property, plant and equipment are recorded at historical cost. Historical cost includes expenditures that are directly attributable to the acquisition of the items. Costs may also include borrowing costs incurred on debt during construction or major projects exceeding one year, costs of major maintenance arising from turnarounds of major units relating to betterments and committed decommission costs. Routine maintenance costs are expensed as incurred. Land is not depreciated. Depreciation is computed using the straight-line method over the estimated useful asset lives to their residual values.

The assets’ residual values and useful lives are reviewed, and adjusted if appropriate, at the end of each reporting period.

We evaluate property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, which for us is generally at the plant group level (or, at times, individual plants in certain circumstances where we have isolated production units with separately identifiable cash flows). When it is probable that an asset or asset group’s undiscounted future cash flows will not be sufficient to recover the carrying amount, the asset is written down to its estimated fair value.

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

We record our share of the profits or losses of the equity method investments, net of income taxes, in the Consolidated Statements of Income. When our share of losses in an equity investment equals or exceeds our interest in the equity investment, including any other unsecured receivables, we do not recognize further losses, unless we have incurred obligations or made payments on behalf of the equity investment.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We evaluate our equity method investments for impairment when events or changes in circumstances indicate, in management’s judgment, that the carrying value of such investments may have experienced an other-than-temporary decline in value. When evidence of loss in value has occurred, management compares the estimated fair value of investment to the carrying value of investment to determine whether an impairment has occurred. If the estimated fair value is less than the carrying value and management considers the decline in value to be other-than temporary, the excess of the carrying value over the estimated fair value is recognized in the Consolidated Financial Statements as an impairment.

Goodwill

We recorded goodwill upon our application of fresh-start accounting on May 1, 2010. Goodwill is not amortized, but is tested for impairment. We assess the recoverability of the carrying value of goodwill during the fourth quarter of each year or whenever events or changes in circumstances indicate that the carrying amount of the goodwill of a reporting unit may not be fully recoverable.

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

For 2013 and 2012, our qualitative assessment indicated that the fair value of the reporting units was greater than the carrying value and therefore it was not necessary to perform the quantitative two-step goodwill impairment test.

Intangible Assets

Intangible Assets—Intangible assets primarily consist of emission allowances, various contracts, in-process research and development and software costs. These assets are amortized using the straight-line method over their estimated useful lives or over the term of the related agreement, if shorter. We evaluate definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.

Research and Development—Research and Development (“R&D”) costs are expensed when incurred. Subsidies for research and development are included in Other income (expense), net. Depreciation expense related to R&D assets is included as a cost of R&D.

Income Taxes

The income tax for the period comprises current and deferred tax. Income tax is recognized in the Consolidated Statements of Income, except to the extent that it relates to items recognized in other comprehensive income or directly in equity. In these cases, the applicable tax amount is recognized in other comprehensive income or directly in equity, respectively.

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

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We recognize uncertain income tax positions in our financial statements when we believe it is more likely than not, based on the technical merits, that the position or a portion thereof will be sustained upon examination.

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

Other Post-employment Obligations—Certain employees are entitled to post-retirement medical benefits upon retirement. The entitlement to these benefits is usually conditional on the employee remaining in service up to retirement age and the completion of a minimum service period. The expected costs of these benefits are accrued over the period of employment applying the same accounting methodology used for defined benefit plans.

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

Other Provisions

Environmental Remediation Costs—Environmental remediation liabilities include liabilities related to sites we currently own, sites we no longer own as well as sites where we have operated that belong to other parties. Liabilities for anticipated expenditures related to investigation and remediation of contaminated sites are accrued when it is probable a liability has been incurred and the amount of the liability can be reasonably estimated. Only ongoing operating and monitoring costs, the timing of which can be determined with reasonable certainty, are discounted to present value. Future legal costs associated with such matters, which generally are not estimable, are not included in these liabilities.

Asset Retirement Obligation—At some sites, we are contractually obligated to decommission our plants upon site exit. Asset retirement obligations are recorded at the present value of the estimated costs to retire the asset at the time the obligation is incurred. That cost, which is capitalized as part of the related long lived asset, is depreciated on a straight line basis over the useful life of the related asset. Accretion expense in connection with the discounted liability is also recognized over the useful life of the related asset. Such depreciation and accretion expenses are included in Cost of sales.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In the Consolidated Financial Statements, the results and financial position of all subsidiaries that have a functional currency different from the presentation currency are translated into the reporting currency as follows:

1.	Assets and liabilities for each balance sheet presented are translated at the closing rate at the date of that balance sheet;

2.	Income and expenses for each income statement are translated at average exchange rates; and

3.	All resulting exchange differences are recognized as a separate component within Other comprehensive income (foreign currency translation).

Revenue Recognition

Substantially all of the Company’s revenue is derived from product sales. Revenues are recognized when sales are realized or realizable, and the earnings process is complete. Revenue from product sales is recognized when the price is fixed or determinable, collectability is reasonably assured, and the customer has an obligation to pay at the time of transfer of title and risk of loss to the customer, which usually occurs at the time of shipment. Revenue is recognized at the time of delivery if we retain the risk of loss during shipment.

Share-Based Compensation

The Company grants stock-based compensation awards that vest over a specified period upon employees meeting certain service criteria. The fair value of equity instruments issued to employees is measured on the grant date and is recognized over the vesting period.

Obligations related to cash-settled awards are recognized as a liability and re-measured at each balance sheet date through the Consolidated Statements of Income.

Leases

We lease land and other assets for use in our operations. All lease agreements are evaluated and classified as either an operating lease or a capital lease. A lease is classified as a capital lease if any of the following criteria are met: transfer of ownership to the lessee by the end of the lease term; the lease contains a bargain purchase option; the lease term is equal to 75% or greater of the asset’s useful economic life; or the present value of the future minimum lease payments is equal to or greater than 90% of the asset’s fair market value. Capital leases are recorded at the lower of the net present value of the total amount of rent payable under the leasing agreement (excluding finance charges) or fair market value of the leased asset. Capital lease assets are depreciated on a straight-line basis, over a period consistent with our normal depreciation policy for tangible fixed assets, but generally not exceeding the lease term. Operating lease expense is recognized ratably over the entire lease term.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Non-Controlling Interests

Non-controlling interests primarily represent the interests of unaffiliated investors in a partnership that owns our PO/SM II plant at the Channelview, Texas complex and a subsidiary owning an equity investment in Al-Waha Petrochemicals Ltd.

Use of estimates

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

Recently Adopted Guidance

Disclosures about Offsetting Assets and Liabilities—In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. This ASU requires entities to provide disclosures to reconcile differences in the offsetting requirements under U.S. GAAP and IFRS. The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position, as well as instruments similar to a master netting arrangement. In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies the scope of the offsetting disclosures required by ASU 2011-11, which was effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Retrospective presentation for all comparative periods presented is required. The adoption of this amendment did not materially impact the presentation of our Consolidated Financial Statements.

Comprehensive Income—In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component. In addition, an entity is required to present, either in the financial statements or in the accompanying footnotes, amounts reclassified out of AOCI by the respective line items of net income. For public entities, this ASU was effective for reporting periods beginning after December 15, 2012. See Note 20 for the disclosures required by this ASU.

Cumulative Translation Adjustments—In March 2013, the FASB issued ASU 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. This ASU requires the release of cumulative translation adjustments into net income when a reporting entity sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity, if the sale or transfer results in the complete or substantially complete liquidation of an investment in a foreign entity. The ASU is effective for periods beginning after December 15, 2013 and early adoption is permitted. The adoption of this amendment in 2013 did not have an impact on our Consolidated Financial Statements.

Derivatives and Hedging—In July 2013, the FASB issued ASU 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (a consensus of the FASB Emerging Issues Task Force), which permits the use of the Fed Funds Effective Swap Rate (OIS) as a U.S. benchmark interest rate for hedge accounting purposes, in addition to the interest rates on direct Treasury obligations of the U.S. government (UST) and the London Interbank Offered Rate (LIBOR). The amendments in this update also remove the restriction on using different benchmark rates for similar hedges. The ASU was effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of this amendment did not have an impact on our Consolidated Financial Statements.

Accounting Guidance Issued But Not Adopted as of December 31, 2013

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

3. Discontinued Operations and Related Items

In September 2011, we reported that the management of certain of our indirect subsidiaries intended to initiate consultations with their works councils on the probable cessation of refinery operations at our refinery in Berre

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and of the associated refined products business. In connection with the intended closure, we recorded pre-tax charges totaling $136 million in the fourth quarter of 2011, primarily related to the estimated cost of the social plan for the affected employees. In 2013 and 2012, we reduced the estimated cost of the social plan by $5 million and $25 million, respectively.

On January 4, 2012, these operations were suspended in accordance with an agreement with the relevant works councils. Notwithstanding the suspension of the operations and the recording of the charges related to the costs of the social plan for employees and inventory write-downs, we began reporting the Berre refinery as a discontinued operation in the second quarter of 2012. Our determination that the Berre refinery met the definition of a “discontinued operation” in the second quarter of 2012 was based on (i) the ongoing cash flows of the refinery, which became insignificant in the second quarter of 2012 as residual inventory from the refinery was liquidated and (ii) we and our subsidiaries ceasing to have any significant continuing involvement in the operations of the refinery during the second quarter of 2012.

The amounts included in Loss from discontinued operations of the Berre refinery are summarized as follows:

	Year Ended December 31,
Millions of dollars	2013	2012	2011
Sales and other operating revenues	$9	$278	$2,852

Loss from discontinued operations before income taxes	$(13)	$(24)	$(343)
Benefit from income taxes	(6)	—	(11)

Loss from discontinued operations, net of tax	$(7)	$(24)	$(332)

Losses from discontinued operations for 2013 and 2012 include benefits related to the liquidation of LIFO-valued inventory of $9 million and $73 million, respectively.

The following table summarizes the assets and liabilities of the Berre refinery that are included in the Consolidated Balance Sheets. These amounts were derived from historical financial information and adjusted to exclude intercompany receivables and payables between the Berre refinery and other subsidiaries of the Company.

	December 31,
Millions of dollars	2013	2012
Current assets related to discontinued operations:
Accounts receivable trade, net	$1	$16
Inventories	4	34

Total current assets related to discontinued operations	$5	$50

Current liabilities related to discontinued operations:
Accounts payable trade	$2	$19
Accrued liabilities	11	21

Total current liabilities related to discontinued operations	$13	$40

Long-term liabilities related to discontinued operations:
Other liabilities	$38	$48

Total long-term liabilities related to discontinued operations	$38	$48

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future cash out flows will occur for activities associated with exit and disposal and for payments made to severed employees. Exit and disposal costs are expected to be incurred through the end of 2017. Payments to the affected employees are expected to be substantially complete by 2019. There is uncertainty in the manner, scope and timing of potential future asset disposal or dismantlement activities and their related cash flows. Although some dismantling and remediation activities may be considered or required at a future date, the amounts associated with such activities are not determinable at this time due to such uncertainties.

The following table summarizes the changes in the accrual for the social plan for employees affected by the closure of the Berre refinery:

Millions of dollars	2013	2012
Beginning balance	$59	$130
Accretion expense	5	—
Cash payments	(20)	(44)
Adjustment for change in estimates	(5)	(25)
Effect of exchange rate changes	3	(2)

Ending balance	$42	$59

4. Related Party Transactions

We have related party transactions with affiliates of one of our major shareholders, Access Industries (“Access”) and with the Company’s joint venture partners (see Notes 8 and 9). We also had related party transactions with affiliates of Apollo Management LLC (“Apollo”), who was a significant shareholder of the Company until the third quarter of 2013.

Access—In December 2010, we entered into a tax cooperation agreement with Access. The tax cooperation agreement allows either party to provide the other with information and support in connection with tax return preparation and audits on a time and materials basis through 2014. No payments were received from Access under this agreement during 2013 and 2012 and payments received were less than $1 million during 2011. We made no payments to Access during 2013, 2012 and 2011.

In December 2010, one of our subsidiaries received demand letters from affiliates of Access demanding indemnity for losses, including attorney’s fees and expenses, arising out of a pending lawsuit and payment of $100 million in management fees under a 2007 management agreement between an Access affiliate and the predecessor of LyondellBasell AF as well as other unspecified amounts related to advice purportedly given in connection with financing and other strategic transactions. For additional information related to this matter, see Note 19.

Apollo—Transactions with Apollo affiliates include the sales of product under a long-term contract that renews automatically each year, unless a 90 day notice of termination has been received, and other product sales made on the spot market in the ordinary course of business.

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

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We have guaranteed $31 million of the indebtedness of one of our joint ventures as of December 31, 2013. In December 2013, we received payments totaling $9 million from our joint venture, Saudi Ethylene & Polyethylene Company Ltd. in connection with the repayment of a loan made in 2006. In September 2011, we received €10 million ($14 million) from our joint venture partner, Basell Orlen Polyolefins SP. Z.O.O. in full payment of a loan made in 2009.

Related party transactions are summarized as follows:

	Year Ended December 31,
Millions of dollars	2013	2012	2011
The Company billed related parties for:
Sales of products —
Apollo affiliates	$224	$299	$375
Joint venture partners	786	738	741
Shared service agreements —
Apollo affiliates	7	15	13
Joint venture partners	19	1	11
Related parties billed the Company for:
Sales of products —
Joint venture partners	3,340	3,260	3,403
Shared service agreements —
Joint venture partners	94	107	115

5. Accounts Receivable

We sell our products primarily to other industrial concerns in the petrochemicals and refining industries. We perform ongoing credit evaluations of our customers’ financial condition and, in certain circumstances, require letters of credit or corporate guarantees from them. Our allowance for doubtful accounts receivable, which is reflected in the Consolidated Balance Sheets as a reduction of accounts receivable, was $43 million and $29 million at December 31, 2013 and 2012, respectively. Our provisions for doubtful accounts receivable, which are recorded in the Consolidated Statements of Income, were $14 million for 2013 and $7 million for each of 2012 and 2011.

6. Inventories

Inventories consisted of the following components at December 31:

Millions of dollars	2013	2012
Finished goods	$3,297	$3,194
Work-in-process	253	266
Raw materials and supplies	1,729	1,615

Total inventories	$5,279	$5,075

At December 31, 2013 and 2012, approximately 89% and 90%, respectively, of our inventories were valued using the LIFO method and the remainder, excluding materials and supplies, was valued using the first-in, first-out method. The excess of current replacement cost over LIFO cost of inventories amounted to $688 million and $620 million at December 31, 2013 and 2012, respectively.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Property, Plant and Equipment, Goodwill and Intangible Assets

Property, Plant and Equipment—The components of property, plant and equipment, at cost, and the related accumulated depreciation are as follows at December 31:

Millions of dollars	Estimated useful lives (in years)	2013	2012
Land		$320	$304
Major manufacturing equipment	25	6,835	6,023
Buildings	30	642	587
Light equipment and instrumentation	5-20	1,315	993
Office furniture	15	16	13
Turnarounds of major units	4-7	1,029	696
Information system equipment	3-5	32	23
Construction in progress		962	987

Total property, plant and equipment		11,151	9,626
Less accumulated depreciation		(2,694)	(1,930)

Property, plant and equipment, net		$8,457	$7,696

In 2012, we recognized impairment charges of $22 million, primarily related to damage to our low density polyethylene (“LDPE”) plant in Wesseling, Germany resulting from an explosion in a reactor bay.

Intangible Assets—The components of identifiable intangible assets, at cost, and the related accumulated amortization are as follows at December 31:

	2013			2012
Millions of dollars	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
In-process research and development costs	$136	$(40)	$96	$131	$(30)	$101
Emission allowances	728	(263)	465	728	(195)	533
Various contracts	567	(251)	316	563	(197)	366
Software costs	103	(76)	27	102	(64)	38

Total intangible assets	$1,534	$(630)	$904	$1,524	$(486)	$1,038

Amortization of these identifiable intangible assets for the next five years is expected to be $140 million in 2014, $132 million in 2015, $121 million in 2016, $115 million in 2017 and $109 million in 2018.

Depreciation and Amortization Expense—Depreciation and amortization expense is summarized as follows:

	Year Ended December 31,
Millions of dollars	2013	2012	2011
Property, plant and equipment	$854	$808	$728
Investment in PO joint ventures	32	30	29
Emission allowances	68	70	82
Various contracts	47	51	60
In-process research and development costs	9	11	13
Software costs	11	13	19

Total depreciation and amortization	$1,021	$983	$931

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Asset Retirement Obligations—In certain cases, we are contractually obligated to decommission our plants upon site exit. In such cases, we have accrued the net present value of the estimated costs. The majority of our asset retirement obligations are related to facilities in Europe. The changes in our asset retirement obligations are as follows:

	Year Ended December 31,
Millions of dollars	2013	2012
Beginning balance	$106	$123
Provisions	—	9
Payments	(14)	(29)
Changes in estimates	(6)	(2)
Accretion expense	3	3
Effects of exchange rate changes	3	2

Ending balance	$92	$106

We believe that there are asset retirement obligations associated with some of our other facilities, but the present value of those obligations is not material in the context of an indefinite expected life of the facilities. We continually review the optimal future alternatives for our facilities. Any decision to retire one or more facilities may result in an increase in the present value of such obligations.

Goodwill—Goodwill was $605 million at December 31, 2013, $591 million at December 31, 2012, and $585 million at December 31, 2011. All movements were due to foreign exchange impacts.

8. Investment in PO Joint Ventures

We, together with Bayer AG and Bayer Corporation (collectively “Bayer”), share ownership in a U.S. propylene oxide (“PO”) manufacturing joint venture (the “U.S. PO joint venture”). The U.S. PO joint venture owns a PO/styrene monomer (“SM” or “styrene”) and a PO tertiary butyl alcohol (“TBA”) manufacturing facility. Bayer’s ownership interest represents an undivided interest in certain U.S. PO joint venture assets with correlative PO capacity reservation that resulted in ownership of annual in-kind cost-based PO production of 1.5 billion pounds in 2013 and 2012. We take in kind the remaining cost-based PO and co-product production.

In addition, we and Bayer each have a 50% interest in a separate manufacturing joint venture (the “European PO joint venture”), which owns a PO/SM plant at Maasvlakte near Rotterdam, The Netherlands. In substance, each partner’s ownership interest represents an undivided interest in all of the European PO joint venture assets with correlative capacity reservation that resulted in ownership of annual in-kind cost-based PO and SM production.

We and Bayer do not share marketing or product sales under the U.S. PO joint venture. We operate the U.S. PO joint venture’s and the European PO joint venture’s (collectively the “PO joint ventures”) plants and arrange and coordinate the logistics of product delivery. The partners share in the cost of production and logistics is based on their product offtake.

We account for both the U.S. PO joint venture and the European PO joint venture using the equity method. We report the cost of our product offtake as inventory and equity loss as cost of sales in our consolidated financial statements. Related production cash flows are reported in the operating cash flow section of the Consolidated Statements of Cash Flows.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our equity investment in the PO joint ventures represents our share of the manufacturing plants and is decreased by recognition of our share of equity loss, which is equal to the depreciation and amortization of the assets of the PO joint ventures. Other changes in the investment balance are principally due to our additional capital contributions to the PO joint ventures to fund capital expenditures. Such contributions are reported in the investing cash flow section of the Consolidated Statements of Cash Flows.

Our product offtake was 4,986 million, 5,170 million and 5,722 million of pounds of PO and its co-products for the years ended December 31, 2013, 2012 and 2011, respectively.

Changes in our investments in the U.S. and European PO joint ventures for 2013 and 2012 are summarized below:

Millions of dollars	U.S. PO Joint Venture	European PO Joint Venture	Total PO Joint Ventures
Investments in PO joint ventures — January 1, 2013	$262	$135	$397
Cash contributions	28	21	49
Depreciation and amortization	(21)	(11)	(32)
Effect of exchange rate changes	—	7	7

Investments in PO joint ventures — December 31, 2013	$269	$152	$421

Investments in PO joint ventures — January 1, 2012	$274	$138	$412
Cash contributions	10	3	13
Depreciation and amortization	(22)	(8)	(30)
Effect of exchange rate changes	—	2	2

Investments in PO joint ventures — December 31, 2012	$262	$135	$397

9. Equity Investments

Our PO joint ventures, which are also accounted for using the equity method of accounting, are discussed in Note 8 to the accompanying Consolidated Financial Statements and are, therefore, not included in the following discussion.

Our remaining direct and indirect equity investments are as follows at December 31:

Percent of Ownership	2013	2012
Basell Orlen Polyolefins Sp. Z.o.o.	50.00%	50.00%
PolyPacific Pty. Ltd.	50.00%	50.00%
SunAllomer Ltd.	50.00%	50.00%
Saudi Polyolefins Company	25.00%	25.00%
Saudi Ethylene & Polyethylene Company Ltd.	25.00%	25.00%
Al-Waha Petrochemicals Ltd.	20.95%	20.95%
PolyMirae Co. Ltd.	42.59%	42.59%
HMC Polymers Company Ltd.	28.56%	28.56%
Indelpro S.A. de C.V.	49.00%	49.00%
Ningbo ZRCC Lyondell Chemical Co. Ltd.	26.65%	26.65%
Ningbo ZRCC Lyondell Chemical Marketing Co.	50.00%	50.00%
Nihon Oxirane Company	0.00%	40.00%
NOC Asia Ltd.	40.00%	40.00%
Geosel	27.00%	27.00%

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2013, we sold our 40% interest in Nihon Oxirane Company. We recognized a $16 million loss in connection with this sale, which is reflected in our Consolidated Statements of Income in Other income (expense), net.

The changes in our equity investments are as follows:

	Year Ended December 31,
Millions of dollars	2013	2012
Beginning balance	$1,583	$1,559
Investee net income	213	143
Impairment recognized by investor	(10)	—

Income from equity investments	203	143
Distribution of earnings	(186)	(147)
Contributions to joint ventures	1	8
Divestiture	(18)	—
Currency exchange effects	16	11
Other	30	9

Ending balance	$1,629	$1,583

In connection with the sale of our interest in Nihon Oxirane Company, we and our joint venture partner revised the terms of the agreement governing our NOC Asia Ltd. joint venture. Under the new terms of the agreement, our participation in the joint venture is limited to a finite period. To determine whether the change in terms of the agreement gave rise to an impairment of our investment, we assessed the fair value of the investment by using discounted cash flows. The assessment concluded that the excess of carrying value of the investment over its fair value was other than temporary, resulting in the impairment charge indicated above.

The subsidiary that holds the Company’s equity interest in Al-Waha Petrochemicals Ltd. has a minority shareholder, which holds 16.21% of its equity. The equity interest held by the minority shareholder can be called by the Company or can be put to the Company by the minority interest shareholder at any time. The price of the call option is the nominal value of the shares (initial $18 million investment) plus accrued interest based on LIBOR plus 40 basis points, less paid dividends. The price of the put option is €1 plus the minority shareholder’s undistributed pro-rata earnings. As of December 31, 2013 and 2012, the put would have a minimal redemption amount and the call could be redeemed for $22 million and $21 million, respectively, the value of the initial investment plus accrued interest.

Summarized balance sheet information and our share of our investments accounted for under the equity method are as follows at December 31:

	2013		2012
Millions of dollars	100%	Company Share	100%	Company Share
Current assets	$3,049	$1,032	$3,923	$1,387
Noncurrent assets	5,930	1,929	6,341	1,781

Total assets	8,979	2,961	10,264	3,168
Current liabilities	2,152	755	2,973	1,030
Noncurrent liabilities	2,366	643	2,205	615

Net assets	$4,461	$1,563	$5,086	$1,523

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized income statement information and our share of our investments accounted for under the equity method are set forth below:

	Year Ended December 31,
	2013		2012		2011
Millions of dollars	100%	Company Share	100%	Company Share	100%	Company Share
Revenues	$11,017	$3,565	$10,961	$3,650	$14,960	$4,915
Cost of sales	(9,526)	(3,152)	(9,916)	(3,328)	(13,335)	(4,441)

Gross profit	1,491	413	1,045	322	1,625	474
Net operating expenses	(246)	(83)	(258)	(91)	(375)	(131)

Operating income	1,245	330	787	231	1,250	343
Interest income	5	2	6	3	12	4
Interest expense	(97)	(75)	(306)	(76)	(260)	(71)
Foreign currency translation	(2)	(1)	74	21	(6)	(6)
Other income (expense), net	25	7	(9)	(2)	3	1

Income before income taxes	1,176	263	552	177	999	271
Provision for income taxes	(229)	(50)	(101)	(34)	(201)	(55)

Net income	$947	$213	$451	$143	$798	$216

The difference between our carrying value and the underlying equity in the net assets of our equity investments are assigned to the investment’s assets and liabilities based on an analysis of the factors giving rise to the basis difference. The amortization of the basis difference is included in Income from equity investments in the Consolidated Statement of Income.

10. Prepaid Expenses and Other Current Assets and Other Assets

The components of Prepaid expenses and other current assets were as follows at December 31:

Millions of dollars	2013	2012
VAT receivables	$351	$202
Income taxes	103	85
Advances to suppliers	180	67
Prepaid insurance	49	51
Deferred tax assets	24	46
Taxes other than income taxes	17	18
Other	106	101

Total prepaid expenses and other current assets	$830	$570

The components of Other assets were as follows at December 31:

Millions of dollars	2013	2012
Debt issuance costs	$103	$98
Company-owned life insurance	54	55
Pension assets	73	15
Deferred tax assets	357	44
Other	32	34

Total other assets	$619	$246

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For information related to the increase in Deferred tax assets, see Note 18.

11. Accrued Liabilities

Accrued liabilities consisted of the following components at December 31:

Millions of dollars	2013	2012
Payroll and benefits	$409	$437
Product sales rebates	211	221
Taxes other than income taxes	207	201
Renewable identification numbers	124	—
Deferred revenues	107	34
Interest	83	51
Restructuring	58	66
Priority and administrative claims	15	15
Income taxes	5	37
Other	80	95

Total accrued liabilities	$1,299	$1,157

12. Debt

Long-term loans, notes and other long-term debt consisted of the following:

Millions of dollars	2013	2012
Senior Notes due 2019, $2,000 million, 5.0%	$2,000	$2,000
Senior Notes due 2021, $1,000 million, 6.0%	1,000	1,000
Guaranteed Notes due 2023, $750 million, 4% ($10 million of discount)	740	—
Senior Notes due 2024, $1,000 million, 5.75%	1,000	1,000
Guaranteed Notes due 2027, $300 million, 8.1%	300	300
Guaranteed Notes due 2043, $750 million, 5.25% ($22 million of discount)	728	—
Other	9	5

Total	5,777	4,305
Less current maturities	(1)	(1)

Long-term debt	$5,776	$4,304

Short-term loans, notes and other short-term debt consisted of the following:

Millions of dollars	2013	2012
$2,000 million Senior Revolving Credit Facility	$—	$—
$1,000 million U.S. Receivables Securitization Facility	—	—
€450 million European Receivables Securitization Facility	—	—
Financial payables to equity investees	9	9
Precious metal financings	48	74
Other	1	12

Total short-term debt	$58	$95

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Aggregate maturities of debt during the next five years are $59 million in 2014, $1 million in 2015, $5 million in 2016, $2 million in 2017, none in 2018, and $5,800 million thereafter.

Long-Term Debt

In July 2013, LYB International Finance B.V. (“LYB Finance”), a direct, 100% owned finance subsidiary of LyondellBasell Industries N.V., as defined in Rule 3-10(b) of Regulation S-X, issued $750 million of 4% Notes due 2023 and $750 million of 5.25% Notes due 2043 at discounted prices of 98.678% and 97.004%, respectively.

These unsecured notes, which are fully and unconditionally guaranteed by LyondellBasell Industries N.V., rank equally in right of payment to all of LYB Finance’s existing and future unsecured indebtedness and to all of LyondellBasell’s existing and future unsubordinated indebtedness. There are no significant restrictions that would impede the Guarantor from obtaining funds by dividend or loan from its subsidiaries. Subsidiaries are generally prohibited from entering into arrangements that would limit their ability to make dividends to or enter into loans with the Guarantor.

The indenture governing these notes contains limited covenants, including those restricting our ability and the ability of our subsidiaries to incur indebtedness secured by significant property or by capital stock of subsidiaries that own significant property, enter into certain sale and lease-back transactions with respect to any significant property or enter into consolidations, mergers or sales of all or substantially all of our assets.

The notes may be redeemed and repaid, in whole or in part, at any time and from time to time prior to maturity at a redemption price equal to the greater of 100% of the principal amount of the notes redeemed, and the sum of the present values of the remaining scheduled payments of principal and interest on the notes to be redeemed. Such interest will be discounted to the date of redemption on a semi-annual basis at the applicable Treasury Yield plus 25 basis points in the case of the 4% Notes due 2023 and plus 30 basis points in the case of the 5.25% Notes due 2043.

In April 2012, we issued $2,000 million aggregate principal amount of 5% senior notes due 2019 and $1,000 million aggregate principal amount of 5.75% senior notes due 2024, each at an issue price of 100%.

In November 2011, we issued $1.0 billion of 6% senior notes due 2021. In December 2011, we used the net proceeds from the offering of the 6% senior notes, together with available cash, to pay a special dividend in the aggregate amount of $2.6 billion to shareholders of record on November 25, 2011.

The indentures governing the 5%, 5.75% and 6% Senior Notes contain limited covenants, including those restricting the ability of our subsidiaries to incur indebtedness and our ability and the ability of our subsidiaries to incur indebtedness secured by any property or assets, enter into certain sale and lease-back transactions with respect to any assets or enter into consolidations, mergers or sales of all or substantially all of our assets. The covenants contained in the indentures governing the 5%, 5.75% and 6% Senior Notes are different and more restrictive than the covenants contained in the indenture governing the 4% and 5.25% Notes in certain respects.

These notes may be redeemed and repaid, in whole or in part, at any time and from time to time prior to the date that is 90 days prior to the scheduled maturity date of the notes at a redemption price equal to 100% of the principal amount of the notes redeemed plus a premium for each note redeemed equal to the greater of 1.00% of the then outstanding principal amount of the note and the excess of: (a) the present value at such redemption date of (i) the principal amount of the note at maturity plus (ii) all required interest payments due on the note through maturity (excluding accrued but unpaid interest), computed using a discount rate equal to the Treasury Rate as of

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

such redemption date plus 50 basis points; over (b) the outstanding principal amount of the note. These notes may also be redeemed, in whole or in part, at any time on or after the date which is 90 days prior to the final maturity date of the notes, at a redemption price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest and additional interest, if any, to, but not including, the applicable redemption date.

Short-Term Debt

Senior Revolving Credit Facility—In May 2013, we extended the term of our revolving credit facility for one year until May 2018 pursuant to an extension agreement. This facility may be used for dollar and euro denominated borrowings and includes supporting up to $700 million of dollar and euro denominated letters of credit. The balance of outstanding borrowings and letters of credit under the facility may not exceed $2,000 million at any given time. Borrowings under the facility bear interest at a Base Rate or LIBOR, plus an applicable margin. Additional fees are incurred for the average daily unused commitments.

The facility contains customary covenants and warranties, including specified restrictions on indebtedness and liens. In addition, we are required to maintain a leverage ratio at the end of every quarter of 3.50 to 1.00 or less for the period covering the most recent four quarters. We are in compliance with these covenants as of December 31, 2013.

At December 31, 2013, availability under this facility was $2,000 million. There were no borrowings or letters of credit outstanding under the facility.

U.S. Receivables Securitization Facility—In September 2012, we entered into a three-year, $1,000 million accounts receivable securitization facility. Pursuant to the facility, certain of our subsidiaries sell or contribute their trade receivables to a wholly owned, bankruptcy-remote subsidiary on an ongoing basis and without recourse. The bankruptcy-remote subsidiary, which was formed solely to purchase or receive such contributions of receivables from these subsidiaries, may then, at its option and subject to a borrowing base of eligible receivables, sell undivided interests in the pool of trade receivables together with all related security and interests in the proceeds thereof to financial institutions participating in the facility. The receivables sold to the bankruptcy-remote subsidiary are reserved only to satisfy claims of its creditors and are not available to satisfy the claims of creditors of the company and its subsidiaries. In the event of a liquidation, the bankruptcy-remote subsidiary’s assets will be used to satisfy the claims of its creditors prior to any assets or value in the bankruptcy-remote subsidiary becoming available to us. We are responsible for servicing the receivables. The facility also provides for the issuance of letters of credit up to $200 million. The term of the securitization facility may be extended in accordance with the provisions of the agreement.

The facility is also subject to customary warranties and covenants, including limits and reserves and the maintenance of specified financial ratios. We are required to maintain a leverage ratio at the end of every fiscal quarter of 3.50 to 1.00 or less for the period covering the most recent four quarters. Performance obligations under the facility are guaranteed by our parent company.

At December 31, 2013, availability under this facility was $892 million. There were no borrowings or letters of credit outstanding under the facility.

European Receivables Securitization Facility—In April 2013, we amended and restated our €450 million European receivables securitization facility to obtain more favorable terms and conditions, including reduced pricing, and to extend the maturity date of the facility to April 2016. Under the terms of the amendment, we must

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

maintain a leverage ratio at the end of every fiscal quarter of 3.50 to 1.00 or less for the period covering the most recent four quarters. Failure to maintain the ratio within the stated parameters constitutes a termination event, which left uncured, may result in the termination of the program.

Precious Metal Financings—We enter into lease agreements for precious metals which are used in our production processes. All precious metal borrowings are classified as Short-term debt.

Other—Our weighted average interest rate on outstanding short-term debt was 2.1% in 2013 and 3.3% in 2012.

Debt Discount and Issuance Costs Included in Interest Expense

Amortization of debt issuance costs resulted in amortization expense of $21 million, $58 million and $61 million for the years ended December 31, 2013, 2012 and 2011, respectively, which is included in Interest expense in the Consolidated Statements of Income. Amortization expense for 2012 includes the $35 million write off of unamortized debt issuance costs associated with the repayment of previously existing 8% and 11% senior notes and the termination of our asset-based credit facility during that period.

13. Lease Commitments

We lease office facilities, railcars, vehicles, and other equipment under long-term operating leases. Some leases contain renewal provisions, purchase options and escalation clauses.

The aggregate future estimated payments under these commitments are:

Millions of dollars
2014	$305
2015	267
2016	228
2017	187
2018	163
Thereafter	677

Total minimum lease payments	$1,827

Rental expense for the years ended December 31, 2013, 2012 and 2011 was $328 million, $313 million and $311 million, respectively.

14. Financial Instruments

Cash Concentration—Our cash equivalents are placed in high-quality commercial paper, money market funds and time deposits with major international banks and financial institutions.

Market Risks—We are exposed to market risks, such as changes in commodity pricing, currency exchange rates and interest rates. To manage the volatility related to these exposures, we selectively enter into derivative transactions pursuant to our risk management policies. Since the duration of our derivative contracts are typically short, we have chosen not to elect hedge accounting, and therefore, changes in the fair value of the instruments are recorded in earnings.

Commodity Prices—We are exposed to commodity price volatility related to anticipated purchases of natural gas liquids, crude oil and other raw materials and sales of our products. We selectively use over-the-counter

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

commodity swaps, options and exchange traded futures contracts with various terms to manage the volatility related to these risks. In addition, we are exposed to volatility on the prices of precious metals to the extent that we have obligations, classified as embedded derivatives, tied to the price of precious metals associated with secured borrowings. All aforementioned contracts are generally limited to durations of one year or less.

Foreign Currency Rates—We have significant operations in numerous countries. The functional currencies of our consolidated subsidiaries through which we operate are primarily the U.S. dollar and the euro. We enter into transactions denominated in currencies other than our designated functional currencies. As a result, we are exposed to foreign currency risk on receivables and payables. We maintain risk management control policies intended to monitor foreign currency risk attributable to both the outstanding foreign currency balances and future commitments. These control policies involve the centralization of foreign currency exposure management, the offsetting of exposures and the estimating of expected impacts of changes in foreign currency rates on our earnings. We enter into foreign currency forward contracts to reduce the effects of our net currency exchange exposures. At December 31, 2013, foreign currency forward contracts in the notional amount of $172 million, maturing in January 2014, were outstanding.

For forward contracts that economically hedge recognized monetary assets and liabilities in foreign currencies, no hedge accounting is applied. Changes in the fair value of foreign currency forward contracts, which are reported in the Consolidated Statements of Income, are offset in part by the currency translation results recognized on the assets and liabilities.

Foreign Currency Gain (Loss)—Other income (expense), net, in the Consolidated Statements of Income reflected losses of $4 million, $21 million and $17 million for 2013, 2012 and 2011, respectively.

Derivatives—The following table summarizes financial instruments outstanding as of December 31, 2013 and 2012 that are measured at fair value on a recurring basis. Refer to Note 15, Fair Value Measurement, for additional information regarding the fair value of derivative financial instruments.

		December 31, 2013		December 31, 2012
	Balance Sheet	Notional	Fair	Notional	Fair
Millions of dollars	Classification	Amount	Value	Amount	Value
Assets—
Derivatives:
Commodities	Prepaid expenses and other current assets	$—	$—	$134	$6
Embedded derivatives	Prepaid expenses and other current assets	47	3	59	5
Foreign currency	Prepaid expenses and other current assets	155	1	964	8

		$202	$4	$1,157	$19

Liabilities—
Derivatives:
Commodities	Accrued liabilities	$646	$4	$94	$7
Warrants	Accrued liabilities	—	1	—	1
Foreign currency	Accrued liabilities	17	—	—	—

		$663	$5	$94	$8

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the pretax effect of derivative instruments charged directly to income:

	Effect of Financial Instruments
	Year Ended December 31, 2013
Millions of dollars	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI to Income	Additional Gain (Loss) Recognized in Income	Income Statement Classification
Derivatives not designated as hedges:
Commodities	$—	$—	$(12)	Cost of sales
Embedded derivatives	—	—	25	Cost of sales
Foreign currency	—	—	6	Other income (expense), net

	$—	$—	$19

	Year Ended December 31, 2012
Millions of dollars	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI to Income	Additional Gain (Loss) Recognized in Income	Income Statement Classification
Derivatives not designated as hedges:
Commodities	$—	$—	$(23)	Cost of sales
Warrants	—	—	(11)	Other income (expense), net
Embedded derivatives	—	—	5	Cost of sales
Foreign currency	—	—	(15)	Other income (expense), net

	$—	$—	$(44)

	Year Ended December 31, 2011
Millions of dollars	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI to Income	Additional Gain (Loss) Recognized in Income	Income Statement Classification
Derivatives not designated as hedges:
Commodities	$—	$—	$26	Cost of sales
Warrants	—	—	(37)	Other income (expense), net
Foreign currency	—	—	(7)	Other income (expense), net

	$—	$—	$(18)

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Fair Value Measurement

The following table presents the derivative financial instruments outstanding as of December 31, 2013 and 2012 that are measured at fair value on a recurring basis.

	December 31, 2013
Millions of dollars	Fair Value	Level 1	Level 2	Level 3
Assets—
Derivatives:
Embedded derivatives	$3	$—	$3	$—
Foreign currency	1	—	1	—

	$4	$—	$4	$—

Liabilities—
Derivatives:
Commodities	$4	$4	$—	$—
Warrants	1	—	1	—

	$5	$4	$1	$—

	December 31, 2012
Millions of dollars	Fair Value	Level 1	Level 2	Level 3
Assets—
Derivatives:
Commodities	$6	$1	$5	$—
Embedded derivatives	5	—	5	—
Foreign currency	8	—	8	—

	$19	$1	$18	$—

Liabilities—
Derivatives:
Commodities	$7	$7	$—	$—
Warrants	1	—	1	—

	$8	$7	$1	$—

During the years ended December 31, 2013 and 2012, there were no derivative financial instruments measured on a recurring basis using Level 3 inputs and no transfers between Level 1 and Level 2.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the carrying value and estimated fair value of our non-derivative financial instruments as of December 31, 2013 and 2012. Short-term and long-term debt are recorded at historical cost or amortized cost in the Consolidated Balance Sheets. The carrying and fair value of short-term and long-term debt excludes capital leases.

	December 31, 2013
Millions of dollars	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Short-term debt	$58	$55	$—	$44	$11
Long-term debt	5,772	6,382	—	6,378	4
Qualified performance awards	14	14	14	—	—

Total	$5,844	$6,451	$14	$6,422	$15

	December 31, 2012
Millions of dollars	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Short-term debt	$95	$95	$—	$74	$21
Long-term debt	4,300	4,935	—	4,935	—
Qualified performance awards	3	3	3	—	—

Total	$4,398	$5,033	$3	$5,009	$21

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

Short-Term Debt—Fair value of short-term borrowings related to precious metal financing arrangements are determined in part based on the future price of the associated precious metal.

The following table summarizes the basis used to measure certain assets and liabilities at fair value on a nonrecurring basis in the Consolidated Balance Sheets.

	December 31, 2013
Millions of dollars	Fair Value	Level 1	Level 2	Level 3
Equity investment	$20	$—	$—	$20

	December 31, 2012
Millions of dollars	Fair Value	Level 1	Level 2	Level 3
Property, plant and equipment (held and used)	$6	$—	$—	$6

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In accordance with ASC 323-10, Equity Method and Joint Ventures, our NOC Asia Limited joint venture was written down to a fair value of $20 million following a revision to the terms of the agreement governing the joint venture. As a result, a non-cash impairment charge of $10 million was included in earnings for the year ended December 31, 2013. For additional information related to this impairment, see Note 9 to these Consolidated Financial Statements.

In accordance with ASC 360-10, Property, Plant and Equipment, property, plant and equipment (held and used) at one of our LDPE plants in Wesseling, Germany was written down to a fair value of $6 million resulting in an impairment charge of $22 million, which was included in earnings for the year ended December 31, 2012. This asset impairment is related to damage to this LDPE plant in Wesseling, Germany resulting from an explosion in the reactor bay.

In accordance with ASC 360-10, Property, Plant and Equipment, property, plant and equipment (held and used) was written down to a fair value of zero resulting in an impairment charge of $29 million, which was included in earnings for the year ended December 31, 2011. This asset impairment is related to capital expenditures at the Berre Refinery.

In accordance with ASC 350-10, Intangibles—Goodwill and Other, intangible assets were written down to a fair value of zero resulting in an impairment charge of $19 million, which was included in earnings for the year ended December 31, 2011. This asset impairment is related to certain abandoned in-process research and development projects that were determined to have no value.

16. Pension and Other Postretirement Benefits

We have defined benefit pension plans which cover employees in the U.S. and various non-U.S. countries. We also sponsor postretirement benefit plans other than pensions that provide medical benefits to certain of our U.S., Canadian, and French employees. In addition, we provide other postemployment benefits such as early retirement and deferred compensation severance benefits to employees of certain non-U.S. countries. We use a measurement date of December 31 for all of our benefit plans.

Most employees in the U.S. and certain non-U.S. countries are eligible to participate in defined contribution plans (Employee Savings Plans) by contributing a portion of their compensation. We also make employer contributions, such as matching contributions, to certain of these plans. The Company also sponsors a nonqualified deferred compensation plan that covers senior management in the U.S.

For 2013, the actual return was a gain of 16.45% and a gain of 1.39% for U.S. and non-U.S. plan assets, respectively.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides a reconciliation of projected benefit obligations, plan assets and the funded status of our U.S. and non-U.S. defined benefit pension plans:

	Year Ended December 31,
	2013		2012
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Change in benefit obligation:
Benefit obligation, January 1	$2,156	$1,288	$2,067	$1,093
Service cost	44	30	41	24
Interest cost	80	45	80	51
Actuarial (gain) loss	(226)	13	87	145
Plan amendments	4	18	—	(8)
Benefits paid	(126)	(72)	(119)	(44)
Participant contributions	—	3	—	3
Curtailment	—	(1)	—	(4)
Foreign exchange effects	—	38	—	28

Benefit obligation, December 31	1,932	1,362	2,156	1,288

Change in plan assets:
Fair value of plan assets, January 1	1,698	625	1,527	554
Actual return on plan assets	301	12	182	26
Company contributions	86	86	108	72
Benefits paid	(126)	(72)	(119)	(44)
Participant contributions	—	3	—	3
Foreign exchange effects	—	13	—	14

Fair value of plan assets, December 31	1,959	667	1,698	625

Funded status of continuing operations, December 31	$27	$(695)	$(458)	$(663)

	December 31, 2013		December 31, 2012
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Amounts recognized in the Consolidated Balance Sheets consist of:
Prepaid benefit cost, long-term	$68	$5	$—	$15
Accrued benefit liability, current	—	(56)	—	(48)
Accrued benefit liability, long-term	(41)	(644)	(458)	(630)

Funded status, December 31	$27	$(695)	$(458)	$(663)

	December 31, 2013		December 31, 2012
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Amounts recognized in Accumulated other comprehensive income:
Actuarial and investment loss	$11	$132	$431	$106
Prior service cost	4	13	—	10

Balance at December 31	$15	$145	$431	$116

The following additional information is presented for our U.S. and non-U.S. pension plans as of December 31:

	December 31, 2013		December 31, 2012
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Accumulated benefit obligation for defined benefit plans	$1,910	$1,233	$2,126	$1,172

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pension plans with projected benefit obligations in excess of the fair value of assets are summarized as follows at December 31:

	December 31, 2013		December 31, 2012
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Projected benefit obligations	$632	$1,229	$2,156	$987
Fair value of assets	591	528	1,698	309

Pension plans with accumulated benefit obligations in excess of the fair value of assets are summarized as follows at December 31:

	December 31, 2013		December 31, 2012
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Accumulated benefit obligations	$615	$660	$2,125	$779
Fair value of assets	591	53	1,698	171

The following table provides the components of net periodic pension costs:

	U.S. Plans
	Year Ended December 31,
Millions of dollars	2013	2012	2011
Net Periodic Pension Cost:
Service cost	$44	$44	$40
Interest cost	80	80	91
Actual return on plan assets	(301)	(182)	18
Less — return in excess of (less than) expected return	168	63	(123)

Expected return on plan assets	(133)	(119)	(105)
Settlement and curtailment loss	—	—	6
Actuarial and investment loss amortization	26	23	—

Net periodic benefit cost	$17	$28	$32

	Non-U.S. Plans
	Year Ended December 31,
Millions of dollars	2013	2012	2011
Net Periodic Pension Cost:
Service cost	$30	$26	$29
Interest cost	45	51	56
Actual return on plan assets	(12)	(26)	(16)
Less — return less than expected return	(11)	(3)	(18)

Expected return on plan assets	(23)	(29)	(34)
Settlement and curtailment gain	(4)	(4)	(3)
Prior service cost amortization	14	3	3
Actuarial and investment loss amortization	2	—	—

Net periodic benefit cost	$64	$47	$51

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our goal is to manage pension investments over the longer term to achieve optimal returns with an acceptable level of risk and volatility. The assets are externally managed by professional investment firms and performance is evaluated continuously against specific benchmarks.

The actual and target asset allocation for our plans are as follows:

	2013		2012
Millions of dollars	Actual	Target	Actual	Target
Canada
Equity securities	63%	60%	61%	60%
Fixed income	37%	40%	39%	40%
United Kingdom — Lyondell Chemical Plans
Equity securities	54%	50%	47%	50%
Fixed income	46%	50%	53%	50%
United Kingdom — Basell Plans
Equity securities	58%	60%	59%	60%
Fixed income	42%	40%	41%	40%
United States
Equity securities	59%	51%	58%	55%
Fixed income	29%	30%	33%	30%
Alternatives	12%	19%	9%	15%
Netherlands — Lyondell Chemical Plans
Fixed income	100%	100%	100%	100%
Netherlands — Basell Plans
Equity securities	10%	18%	7%	18%
Fixed income	90%	82%	93%	82%

We estimate the following contributions to our pension plans in 2014:

Millions of dollars	U.S.	Non-U.S.
Defined benefit plans	$100	$79
Multi-employer plans	—	8

Total	$100	$87

As of December 31, 2013, future expected benefit payments by our pension plans which reflect expected future service, as appropriate, are as follows:

Millions of dollars	U.S.	Non-U.S.
2014	$128	$82
2015	133	65
2016	132	60
2017	139	60
2018	141	61
2019 through 2023	689	333

The following tables set forth the principal assumptions on discount rates, projected rates of compensation increase and expected rates of return on plan assets, where applicable. These assumptions vary for the different plans, as they are determined in consideration of the local conditions.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The assumptions used in determining the net benefit liabilities for our pension plans were as follows at December 31:

	2013		2012
	U.S.	Non-U.S.	U.S.	Non-U.S.
Weighted average assumptions:
Discount rate	4.73%	3.78%	3.82%	3.63%
Rate of compensation increase	4.00%	3.37%	4.00%	3.12%

The assumptions used in determining net benefit costs for our pension plans were as follows:

	Year Ended December 31,
	2013		2012		2011
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Weighted average assumptions for the year:
Discount rate	3.82%	3.63%	4.07%	4.83%	5.18%	4.97%
Expected return on plan assets	8.00%	3.73%	8.00%	4.84%	8.00%	6.21%
Rate of compensation increase	4.00%	3.12%	4.00%	3.17%	4.00%	3.27%

The discount rate assumptions reflect the rates at which the benefit obligations could be effectively settled, based on the yields of high quality long-term bonds where the term closely matches the term of the benefit obligations. The weighted average expected long-term rate of return on assets in our U.S. plans of 8.00% is based on the average level of earnings that our independent pension investment advisor had advised could be expected to be earned over a fifteen to twenty year time period consistent with the plans’ target asset allocation, historical capital market performance, historical plan performance (since the 1997 inception of the U.S. Master Trust) and a forecast of expected future asset returns. The weighted average expected long-term rate of return on assets in our non-U.S. plans of 3.73% is based on expectations and asset allocations that vary by region. We review these long-term assumptions on a periodic basis.

In the U.S. plans, the expected rate of return was derived based on the target asset allocation of 51% equity securities (9.9% expected return), 30% fixed income securities (5.2% expected return), and 19% alternative investments (9.4% expected return). In the non-U.S. plans, the investments consist primarily of fixed income securities whose expected rates of return range from 2.45% to 5.75%.

The following table reflects the actual annualized total returns for the periods ended December 31, 2013:

		Annualized
	December 31, 2013	One Year	Three Years	Five Years	Ten Years
U.S. plan assets	16.45%	16.45%	10.04%	13.77%	7.07%
Non-U.S. plan assets	1.39%	1.39%	4.10%	6.70%	6.12%

Actual rates of return may differ from the expected rate due to the volatility normally experienced in capital markets. The goal is to manage the investments over the long term to achieve optimal returns with an acceptable level of risk and volatility in order to meet the benefit obligations of the plans as they come due.

Our pension plans have not directly invested in securities of LyondellBasell N.V., and there have been no significant transactions between any of the pension plans and the Company or related parties thereof.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Changes in fair value levels—Management reviews the disclosures regarding fair value measurements annually at year end. If an instrument classified as Level 1 subsequently ceases to be actively traded, it is transferred out of Level 1. In such cases, instruments are reclassified as Level 2, unless the measurement of its fair value requires the use of significant unobservable inputs, in which case it is reclassified as Level 3.

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

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

John Hancock group annuity contract (“GAC”)—Valued at fair value by discounting the related cash flows based on current yields of similar instruments with comparable durations considering the credit-worthiness of the issuer.

Metropolitan Life Insurance guaranteed investment group annuity contract (“GIC”)—Valued at fair value as calculated by the Company. The market value of the GIC is estimated as the present value of its future expected cash flows, discounted at an appropriate interest rate.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The pension investments that are measured at fair value as of December 31, 2013 are summarized below:

	December 31, 2013
Millions of dollars	Fair Value	Level 1	Level 2	Level 3
U.S.
Common and preferred stock
Domestic	$454	$454	$—	$—
International	156	156	—	—
Fixed income securities
Corporate bonds	177	—	177	—
Mortgage-backed securities	16	—	16	—
Municipal bonds	7	—	7	—
Foreign government issued bonds	5	—	5	—
Asset-backed securities	2	—	2	—
Commingled funds
Domestic equity	109	—	109	—
International equity	462	—	462	—
Fixed income	189	—	189	—
Real estate	75	—	—	75
Hedge funds	124	—	—	124
Private equity	26	—	—	26
Convertible securities	1	—	1	—
U.S. government securities
Agency securities	67	—	67	—
U.S. Treasury securities	75	75	—	—
Cash and cash equivalents	38	38	—	—
John Hancock GACs	6	—	—	6

Total U.S. Pension Assets	$1,989	$723	$1,035	$231

	December 31, 2013
Millions of dollars	Fair Value	Level 1	Level 2	Level 3
Non-U.S.
Common stocks	$2	$2	$—	$—
Commingled funds
Domestic equity	35	—	35	—
International equity	144	—	144	—
Fixed income	159	—	159	—
Fixed income securities	313	—	313	—
Cash and cash equivalents	14	14	—	—

Total Non-U.S. Pension Assets	$667	$16	$651	$—

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The pension investments that are measured at fair value as of December 31, 2012 are summarized below:

	December 31, 2012
Millions of dollars	Fair Value	Level 1	Level 2	Level 3
U.S.
Common and preferred stock
Domestic	$411	$411	$—	$—
International	119	119	—	—
Fixed income securities
Corporate bonds	133	—	133	—
Mortgage-backed securities	17	—	17	—
Municipal bonds	7	—	7	—
Foreign government issued bonds	5	—	5	—
Asset-backed securities	2	—	2	—
Commingled funds
Domestic equity	109	—	109	—
International equity	380	—	380	—
Fixed income	198	—	198	—
Real estate	59	—	—	59
Hedge funds	73	—	—	73
Private equity	10	—	—	10
Convertible securities	1	—	1	—
U.S. government securities
Agency securities	102	—	102	—
U.S. Treasury securities	68	68	—	—
Cash and cash equivalents	44	44	—	—
John Hancock GACs	6	—	—	6
Metropolitan Life Insurance GIC	15	—	—	15

Total U.S. Pension Assets	$1,759	$642	$954	$163

	December 31, 2012
Millions of dollars	Fair Value	Level 1	Level 2	Level 3
Non-U.S.
Common stock	$3	$3	$—	$—
Commingled funds
Domestic equity	31	—	31	—
International equity	128	—	128	—
Fixed income	144	—	144	—
Fixed income securities	308	—	308	—
Cash and cash equivalents	8	8	—	—

Total Non-U.S. Pension Assets	$622	$11	$611	$—

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth a summary of changes in the fair value of the Level 3 plan assets for the years ended December 31, 2013 and 2012:

	U.S. Pension Level 3 Assets
Millions of dollars	Real Estate	Hedge Funds	Private Equity	Metropolitan Life GIC	John Hancock GACs	Total
Balance at December 31, 2011	$50	$40	$—	$16	$5	$111
Realized gain	2	—	—	—	1	3
Unrealized gain (loss) related to investments still held at the reporting date	4	—	—	(1)	—	3
Purchases, sales, and settlements
Purchases	4	33	10	—	—	47
Sales	(1)	—	—	—	—	(1)

Balance at December 31, 2012	59	73	10	15	6	163
Realized gain	3	—	—	—	—	3
Unrealized gain (loss) related to investments still held at the reporting date	7	7	(1)	—	—	13
Purchases, sales, and settlements
Purchases	9	44	21	—	—	74
Sales	(3)	—	(4)	—	—	(7)
Settlements	—	—	—	(15)	—	(15)

Balance at December 31, 2013	$75	$124	$26	$—	$6	$231

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value measurements of the investments in certain entities that calculate net asset value per share as of December 31, 2013 are as follows:

Millions of dollars	Fair Value	Unfunded Commitments	Remaining Life	Redemption Frequency (if currently eligible)	Trade to Settlement Terms	Redemption Notice Period
U.S.
Commingled fund investing in Domestic Equity	$109	$—	N/A	daily, pending market condition	1 to 3 days	3 to 4 days
Commingled fund investing in International Equity	462	—	N/A	daily, pending market condition	1 to 3 days	3 days
Commingled fund investing in Fixed Income	189	—	N/A	daily, pending market condition	1 to 3 days	3 to 7 days
Real Estate	75	39	10 years	quarterly, pending market condition	15 to 25 days	45 to 90 days
Hedge Funds	124	—	N/A	monthly, pending market condition	10 to 30 days	20 to 90 days
Private Equity	26	91	10 years	quarterly, pending market condition	N/A	N/A

Total U.S.	$985	$130

Millions of dollars	Fair Value	Unfunded Commitments	Remaining Life	Redemption Frequency (if currently eligible)	Trade to Settlement Terms	Redemption Notice Period
Non-U.S.
Commingled fund investing in Domestic Equity	$35	$—	N/A	1 to 7 days, pending market condition	1 to 3 days	1 to 3 days

Commingled fund investing in International Equity	144	—	N/A	1 to 7 days, pending market condition	1 to 3 days	1 to 3 days

Commingled fund investing in Fixed Income	159	—	N/A	daily, pending market condition	1 to 3 days	3 days

Total Non-U.S.	$338	$—

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value measurements of the investments in certain entities that calculate net asset value per share as of December 31, 2012 are as follows:

Millions of dollars	Fair Value	Unfunded Commitments	Remaining Life	Redemption Frequency (if currently eligible)	Trade to Settlement Terms	Redemption Notice Period
U.S.
Commingled fund investing in Domestic Equity	$109	$—	N/A	daily, pending market condition	1 to 3 days	3 to 4 days
Commingled fund investing in International Equity	380	—	N/A	daily, pending market condition	1 to 3 days	3 days
Commingled fund investing in Fixed Income	198	—	N/A	daily, pending market condition	1 to 3 days	3 to 7 days
Real Estate	59	12	10 years	quarterly, pending market condition	15 to 25 days	45 to 90 days
Hedge Funds	73	—	N/A	monthly, pending market condition	10 to 30 days	20 to 90 days
Private Equity	10	60	10 years	quarterly, pending market condition	N/A	N/A

Total U.S.	$829	$72

Millions of dollars	Fair Value	Unfunded Commitments	Remaining Life	Redemption Frequency (if currently eligible)	Trade to Settlement Terms	Redemption Notice Period
Non-U.S.
Commingled fund investing in Domestic Equity	$31	$—	N/A	1 to 7 days, pending market condition	1 to 3 days	1 to 3 days

Commingled fund investing in International Equity	128	—	N/A	1 to 7 days, pending market condition	1 to 3 days	1 to 3 days

Commingled fund investing in Fixed Income	144	—	N/A	daily, pending market condition	1 to 3 days	3 days

Total Non-U.S.	$303	$—

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

Multi-employer Plan—The Company participates in a multi-employer plan, Pensionskasse der BASF WaG V.VaG, which provides for benefits to the majority of our employees in Germany. Up to a certain salary level, the benefit obligations are covered by contributions of the Company and the employees to the plan. Contributions made to the multi-employer plan are expensed as incurred.

The following table provides disclosure related to the Company’s multi-employer plan:

	Company Contributions
Millions of dollars	2013	2012	2011
Pensionskasse der BASF WaG V.VaG (a)	$8	$8	$7

(a)	The plan information for the Pensionskasse der BASF WaG V.VaG is not publicly available and the plan is not subject to a collective-bargaining agreement. The plan provides fixed, monthly retirement payments on the basis of the credits earned by the participating employees. To the extent that the plan is underfunded, the future contributions to the plan may increase and may be used to fund retirement benefits for employees related to other employers. The Pensionskasse der BASF WaG V.VaG’s financial statements for the years ended December 31, 2012 and 2011 indicated total assets of $8,163 million and $7,287 million, respectively; total actuarial present value of accumulated plan benefits of $7,785 million and $7,423 million, respectively; and total contributions for all participating employers of $223 million and $202 million, respectively. Our plan contributions did not exceed 5 percent of the total contributions in 2013, 2012, or 2011.

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

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides a reconciliation of benefit obligations of our unfunded other postretirement benefit plans:

	Year Ended December 31,
	2013		2012
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Change in benefit obligation:
Benefit obligation, beginning of period	$352	$39	$338	$26
Service cost	5	1	5	1
Interest cost	12	1	13	1
Curtailment	—	—	—	(1)
Actuarial (gain) loss	(42)	1	17	12
Benefits paid	(24)	(1)	(29)	(1)
Participant contributions	7	—	8	—
Foreign exchange effects	—	—	—	1

Benefit obligation, end of period	310	41	352	39

Change in plan assets:
Fair value of plan assets, beginning of period	—	—	—	—
Employer contributions	17	1	21	1
Participant contributions	7	—	8	—
Benefits paid	(24)	(1)	(29)	(1)

Fair value of plan assets, end of period	—	—	—	—

Funded status, end of period	$(310)	$(41)	$(352)	$(39)

	December 31, 2013		December 31, 2012
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Amounts recognized in the Consolidated Balance Sheets consist of:
Accrued benefit liability, current	$(20)	$(1)	$(21)	$(1)
Accrued benefit liability, long-term	(290)	(40)	(331)	(38)

Funded status, December 31	$(310)	$(41)	$(352)	$(39)

	December 31, 2013		December 31, 2012
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Amounts recognized in the Accumulated other comprehensive income:
Actuarial and investment loss	$16	$12	$61	$11
Prior service credit	(1)	—	(1)	—

Balance at December 31	$15	$12	$60	$11

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides the components of net periodic other postretirement benefit costs:

	U.S. Plans
	Year Ended December 31,
Millions of dollars	2013	2012	2011
Net Periodic Other Postretirement Cost:
Service cost	$5	$5	$4
Interest cost	12	13	18
Actuarial loss amortization	1	1	—

Net periodic benefit cost	$18	$19	$22

	Non-U.S. Plans
	Year Ended December 31,
Millions of dollars	2013	2012	2011
Net Periodic Other Postretirement Cost:
Service cost	$1	$1	$1
Interest cost	1	1	1
Actuarial loss amortization	1	—	—

Net periodic benefit cost	$3	$2	$2

The following table sets forth the assumed health care cost trend rates:

	U.S. Plans
	At December 31,
	2013	2012
Assumed heath care trend rate:
Immediate trend rate	7.6%	7.9%
Ultimate trend rate (the rate to which the cost trend rate is assumed to decline)	4.5%	4.5%
Year that the rate reaches the ultimate trend rate	2027	2027

	Non-U.S. Plans
	Canada		France
	At December 31,		At December 31,
	2013	2012	2013	2012
Assumed heath care trend rate:
Immediate trend rate	7.0%	7.5%	3.5%	3.5%
Ultimate trend rate (the rate to which the cost trend rate is assumed to decline)	5.0%	5.0%	—	—
Year that the rate reaches the ultimate trend rate	2018	2018	—	—

The health care cost trend rate assumption does not have a significant effect on the amounts reported due to limits on maximum contribution levels to the medical plans. To illustrate, increasing or decreasing the assumed health care cost trend rates by one percentage point in each year would change the accumulated other postretirement benefit liability as of December 31, 2013 by less than $1 million for both U.S. and non-U.S. plans and would not have a material effect on the aggregate service and interest cost components of the net periodic other postretirement benefit cost for the year then ended.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The assumptions used in determining the net benefit liabilities for our other postretirement benefit plans were as follows:

	At December 31,
	2013		2012
	U.S.	Non-U.S.	U.S.	Non-U.S.
Weighted average assumptions:
Discount rate	4.53%	3.99%	3.73%	3.80%
Rate of compensation increase	4.00%	3.00%	4.00%	3.00%

The assumptions used in determining the net benefit costs for our other postretirement benefit plans were as follows:

	Year Ended December 31,
	2013		2012		2011
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Weighted average assumptions for the year:
Discount rate	3.73%	3.80%	3.98%	5.03%	5.00%	5.36%
Rate of compensation increase	4.00%	3.00%	4.00%	3.00%	4.00%	3.52%

As of December 31, 2013, future expected benefit payments by our other postretirement benefit plan, which reflect expected future service, as appropriate, were as follows:

Millions of dollars	U.S.	Non-U.S.
2014	$20	$1
2015	21	1
2016	22	1
2017	23	1
2018	24	1
2019 through 2023	121	8

Accumulated Other Comprehensive Income—The following pre-tax amounts were recognized in accumulated other comprehensive income as of and for the years ended December 31, 2013 and 2012:

	Pension Benefits		Other Benefits
	Actuarial	Prior Service	Actuarial	Prior Service
Millions of dollars	(Gain) Loss	Cost (Credit)	(Gain) Loss	Cost (Credit)
December 31, 2011	$393	$21	$42	$3
Arising during the period	166	(8)	32	(4)
Amortization	(22)	(3)	(2)	—

December 31, 2012	537	10	72	(1)
Arising during the period	(369)	21	(42)	—
Amortization	(28)	(14)	(2)	—
Settlement gains	3	—	—	—

December 31, 2013	$143	$17	$28	$(1)

In 2013, $411 million of actuarial gains primarily reflects $254 million of discount rate assumption changes and other immaterial liability experience gains and losses and $157 million resulting from asset return in excess of

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expected return. In 2012, $198 million of actuarial losses primarily reflect $261 million of discount rate assumption changes and other immaterial liability experience gains and losses, partially offset by $63 million of gains resulting from asset return in excess of expected return.

Deferred income taxes related to amounts in accumulated other comprehensive income include provisions of $48 million and $197 million as of December 31, 2013 and 2012, respectively.

At December 31, 2013, AOCI included $4 million of prior service cost and $4 million of net actuarial and investment loss related to non-U.S. pension plans that are expected to be recognized as a component of net periodic benefit cost in 2014. There are no amounts in AOCI at December 31, 2013 for U.S. pension plans expected to be recognized in net periodic benefit cost in 2014. At December 31, 2013, AOCI included $1 million of net actuarial loss related to non-U.S. other postretirement benefits that are expected to be recognized in net periodic benefit cost in 2014. There are no amounts in AOCI at December 31, 2013 for U.S. other postretirement benefits expected to be recognized in net periodic benefit cost in 2014.

Defined Contribution Plans—Most employees in the U.S. and certain non-U.S. countries are eligible to participate in defined contribution plans (“Employee Savings Plans”) by contributing a portion of their compensation. We also make employer contributions, such as matching contributions, to certain of these plans. The Company has a nonqualified deferred compensation plan that covers senior management in the U.S. The plan was amended on April 29, 2013 to provide for company contributions on behalf of certain eligible employees who earn base pay above the IRS annual compensation limit. We recognized less than one million of compensation expense related to the plan amendment in 2013.

The following table provides the company contributions to the Employee Savings Plans:

	Company Contributions
	2013		2012		2011
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Employee Savings Plans	$30	$3	$27	$4	$30	$4

17. Incentive and Share-Based Compensation

Under our Long-Term Incentive Plan (“LTI”), which was approved by shareholders in 2012, the Compensation Committee is authorized to grant restricted stock, restricted stock units, stock options, qualified performance awards, stock appreciation rights and other types of equity-based awards. The Compensation Committee determines the recipients of the equity awards, the type of award(s) made, the required performance measures, and the timing and duration of each grant. The maximum number of shares of LyondellBasell N.V. stock reserved for issuance under the LTI is 22,000,000. As of December 31, 2013, there were 9,433,154 shares remaining available for issuance. Upon share exercise or payment, shares are issued from our treasury shares.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total share-based compensation expense and the associated tax benefits for the years ended December 31 are as follows:

Millions of dollars	2013	2012	2011
Compensation Expense:
Restricted Stock Units	$16	$7	$7
Stock Options	10	22	17
Restricted Stock	5	10	6
Qualified Performance Awards	11	3	—

Total	$42	$42	$30

Tax Benefit:
Restricted Stock Units	$6	$2	$2
Stock Options	4	8	6
Restricted Stock	2	4	2

Total	$12	$14	$10

Restricted Stock Unit Awards—Restricted stock unit awards (“RSUs”) generally entitle the recipient to be paid out an equal number of ordinary shares on the fifth anniversary of the grant date. In connection with the special dividend declared on November 19, 2012, the Compensation Committee authorized a grant of RSUs to each unvested stock option holder, which will vest ratably with the underlying options. RSUs, which are subject to customary accelerated vesting or forfeiture in the event of certain termination events, are accounted for as an equity award with compensation cost recognized in the income statement ratably over the vesting period.

The holders of RSUs are entitled to dividend equivalents to be settled no later than March 15, following the year in which dividends are paid, as long as the participant is in full employment at the time of the dividend payment. See the “Dividend Distribution” section of Note 20 for the per share amount of dividend equivalent payments made during 2013, 2012 and 2011 to holders of RSUs. Total dividend equivalent payments were $3 million, $7 million and $9 million for 2013, 2012 and 2011, respectively.

RSUs are valued at the market price of the underlying stock on the date of grant. The weighted average grant date fair value for RSUs granted during the years ended December 31, 2013, 2012 and 2011 was $63.26, $51.06 and $32.07, respectively. The total fair value of vested RSUs was $11 million, $5 million and less than $1 million during the years ended December 31, 2013, 2012 and 2011, respectively.

The following table summarizes RSUs activity for the year ended December 31, 2013 in thousands of units:

	Number of Units	Weighted Average Grant Date Fair Value (per share)
Outstanding at January 1, 2013	1,930	$23.51
Granted	56	63.26
Paid	(170)	42.62
Forfeited	(99)	22.20

Outstanding at December 31, 2013	1,717	$23.00

As of December 31, 2013, the unrecognized compensation cost related to RSUs was $14 million, which is expected to be recognized over a weighted average period of two years.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Options—Stock options are granted with an exercise price equal to the market price of our ordinary shares at the date of grant. The stock options are accounted for as an equity award with compensation cost recognized using the graded vesting method. We issued stock options to purchase 5,639,020 of our ordinary shares to our Chief Executive Officer on April 30, 2010. These options vest in five equal, annual installments beginning on May 14, 2010 and may be exercised for a period ending April 30, 2017. The options originally were granted with an exercise price of $17.61 per share, the fair value of the Company’s ordinary shares based on its reorganized value at the date of emergence. All other stock options granted before May 4, 2011 vest in equal increments on the second, third and fourth anniversary of the grant date, and options granted on and after May 4, 2011 vest in equal increments on the first, second and third anniversary of the grant date. These other options have a contractual term of ten years and are subject to customary accelerated vesting or forfeiture in the event of certain termination events. Exercise prices for these other options range from $11.95 to $66.65.

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

The fair value of each stock option award is estimated, based on several assumptions, on the date of grant using the Black-Scholes option valuation model. The principal assumptions utilized in valuing stock options include the expected stock price volatility (based on the historic average of the common stock of our peer companies and the Company’s historic stock price volatility over the expected term); the expected option life (an estimate based on a simplified approach); the expected dividend yield; and the risk-free interest rate (an estimate based on the yield of United States Treasury zero coupon bond with a maturity equal to the expected life of the option). Weighted average fair values of stock options granted in each respective year and the assumptions used in estimating those fair values are as follows:

	2013	2012	2011
Weighted average fair value:	$22.16	$16.22	$14.17 (1)
Fair value assumptions:
Dividend yield	3.00%	3.00%	3.00%
Expected volatility	51.0%	51.0%	50.0%
Risk-free interest rate	0.95-1.27%	0.80-1.11%	1.07-1.18%
Weighted average expected term, in years	6.0	6.0	6.0

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	In 2011, the per share weighted average fair value for all options granted was $13.06 before re-measurement described above and $14.17 after re-measurement.

The following table summarizes stock option activity for the year ended December 31, 2013 in thousands of shares for the non-qualified stock options:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value (millions of dollars)
Outstanding at January 1, 2013	6,509	$14.51
Granted	97	60.60
Exercised	(1,362)	13.55
Forfeited	(29)	12.89

Outstanding at December 31, 2013	5,215	$15.62	5.3 years	$337

Exercisable at December 31, 2013	3,763	$14.76	3.6 years	$247

The aggregate intrinsic value of stock options exercised during the years ended December 31, 2013, 2012 and 2011 was $71 million, $39 million and $11 million, respectively.

As of December 31, 2013, the unrecognized compensation cost related to non-qualified stock options was $3 million, which is expected to be recognized over a weighted average period of one year. During 2013 cash received from option exercises was $15 million and tax benefits realized from stock options exercised was $25 million.

Restricted Stock—On April 30, 2010, we issued 1,771,794 restricted shares to our CEO. The terms of the restricted stock award provided that the holder was entitled to receive dividends when and if paid on the Company’s ordinary shares and that the holder had full voting rights during the restricted period. The holder could not sell or transfer the restricted shares until the restrictions lapse on May 14, 2014 or such earlier date as provided in the award agreement. Pursuant to these vesting provisions, all of the restricted shares were vested as of December 31, 2013. An aggregate of 439,085 and 264,297 of the vested restricted shares were withheld in payment of withholding tax obligations during 2013 and 2012, respectively.

The following table summarizes restricted stock activity for the year ended December 31, 2013 in thousands of shares:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2013	1,047	$17.61
Granted	—	—
Paid	(1,047)	17.61
Forfeited	—	—

Outstanding at December 31, 2013	—	$—

Restricted stock was valued at the market price of the underlying stock on the date of grant. No restricted stock was granted during the years ended December 31, 2013, 2012 and 2011. The total fair value of restricted stock vested during the years ended December 31, 2013 and 2012 was $69 million and $38 million, respectively. As of December 31, 2013 all restricted stock shares are vested and fully expensed.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Medium-Term Incentive Program (“MTI”) and Qualified Performance Awards (“QPA”)—Our MTI is designed to link the interests of senior management with the interests of shareholders by tying incentives to measurable corporate performance. The MTI awards provide payouts based on our return on assets and cost improvements over a three-calendar year performance period. Subject to customary accelerated vesting or forfeiture in the event of certain termination events, the awards will vest on the date following the end of the applicable performance period, on which the Compensation Committee of the Supervisory Board certifies the performance results and will be paid by March 31 following the end of the applicable performance period. Awards granted under the MTI in 2010 and 2011 are cash based awards. For grants made in 2012 and 2013, eligible employees other than executive officers could elect to receive equity-based awards and executive officers were only eligible for the share-based awards. Shares issued in satisfaction of MTI awards are issued through QPA granted under our 2012 Amended and Restated Long-Term Incentive Plan, which was approved by shareholders at our 2012 annual meeting. Awards under the MTI are accounted for as a liability and classified in Other liabilities on the Consolidated Balance Sheets. We recorded compensation expense for cash MTI awards of $17 million, $18 million and $15 million for the years ended December 31, 2013, 2012 and 2011, respectively, based on the expected achievement of performance results.

The number of target QPA units is established at the beginning of a three-calendar year performance period. Each unit is equivalent to one share of LyondellBasell N.V. common stock. The final number of LyondellBasell N.V shares payable is determined at the end of the three-calendar year performance period by the Compensation Committee of the Supervisory Board. Since the service-inception date precedes the grant date, the Company estimates the number of target units each reporting period, accounts for this award as a liability award until the grant date and accrues compensation expense during the three-calendar year performance period on a straight-line basis subject to fair value adjustments. The QPA is subject to customary accelerated vesting and forfeiture in the event of certain termination events. The QPA is classified in Other liabilities on the Consolidated Balance Sheets. For the fair value of the QPA, see Note 15.

Employee Stock Purchase Plan

As of October 1, 2012, the Company offers an Employee Stock Purchase Plan (“ESPP”) which enables certain employees to make quarterly purchases of shares of LyondellBasell N.V. common stock at a 5% discount off the fair market value on the date of purchase. The ESPP is a non-compensatory plan under generally accepted accounting principles. As a result, no compensation expense is recognized in conjunction with this Plan.

18. Income Taxes

In May 2013, we announced the planned migration of the tax domicile of LyondellBasell N.V. from The Netherlands, where LyondellBasell N.V. is incorporated, to the United Kingdom. On August 28, 2013, the Dutch and United Kingdom competent authorities completed a mutual agreement procedure and issued a ruling that as of July 1, 2013 LyondellBasell N.V. should be treated solely as a tax resident in the United Kingdom and is subject to the United Kingdom corporate income tax system. As a result of the United Kingdom tax residence, dividend distributions by LyondellBasell N.V. to its shareholders are not subject to withholding tax, as the United Kingdom currently does not levy a withholding tax on dividend distributions. We do not expect a significant impact on our income tax liabilities. LyondellBasell N.V.’s United Kingdom tax residency provides us flexibility in structuring subsidiary operations and enhanced financial flexibility for global cash management and repatriation strategies.

We, through our subsidiaries, have substantial operations world-wide and in recent years have earned significant income in the United States. Taxes are primarily paid on the earnings generated in various jurisdictions, including the United States, The Netherlands, Germany, Italy and other countries. LyondellBasell N.V. has little

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

or no taxable income of its own because, as a holding company, it does not conduct any operations. Instead, the subsidiaries through which we operate incur tax obligations in the jurisdictions in which they operate. Our provision for income taxes as reported in our Consolidated Statements of Income for the year ended December 31, 2013 of $1.1 billion consists almost entirely of the income taxes owed by the subsidiaries of LyondellBasell N.V.

We monitor income tax legislative developments in countries where we are tax resident. Management does not believe that recent changes in income tax laws in our tax resident countries will have a material impact on our consolidated financial statements.

The significant components of the provision for income taxes are as follows:

	Year Ended December 31,
Millions of dollars	2013	2012	2011
Current:
U.S. federal	$969	$464	$419
Non-U.S.	135	78	161
State	78	70	27

Total current	1,182	612	607

Deferred:
U.S. federal	218	607	394
Non-U.S.	(270)	73	60
State	6	35	(2)

Total deferred	(46)	715	452

Provision for income taxes before tax effects of other comprehensive income	1,136	1,327	1,059
Tax effects of elements of other comprehensive income:
Pension and postretirement liabilities	149	(38)	(128)
Foreign currency translation	(4)	(1)	1

Total income tax expense in comprehensive income	$1,281	$1,288	$932

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We are incorporated in The Netherlands and were a tax resident of that country until July 1, 2013 at which time, as mentioned above, we became a tax resident of the United Kingdom. However, since the proportion of U.S. revenues, assets, operating income and associated tax provisions is significantly greater than any other single taxing jurisdiction within the worldwide group, the reconciliation of the differences between the provision for income taxes and the statutory rate is presented on the basis of the U.S. statutory federal income tax rate of 35% as opposed to the United Kingdom and Dutch statutory rates of 23% and 25%, respectively, to provide a more meaningful insight into those differences. Our effective tax rate for the year ended December 31, 2013 is 22.7%. This summary is shown below:

	Year Ended December 31,
Millions of dollars	2013	2012	2011
Income before income taxes:
U.S.	$3,912	$3,313	$2,388
Non-U.S.	1,084	872	1,143

Total	$4,996	$4,185	$3,531

Income tax at U.S. statutory rate	$1,749	$1,465	$1,236
Increase (reduction) resulting from:
Non-U.S. income taxed at lower statutory rates	(60)	(53)	(44)
State income taxes, net of federal benefit	58	67	27
Changes in valuation allowances	(353)	(72)	(84)
Non-taxable income	(92)	(50)	(73)
U.S. manufacturing deduction	(96)	(42)	(30)
Other, net	(70)	12	27

Income tax provision	$1,136	$1,327	$1,059

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The deferred tax effects of tax losses carried forward and the tax effects of temporary differences between the tax basis of assets and liabilities and their reported amounts in the Consolidated Financial Statements, reduced by a valuation allowance where appropriate, are presented below:

Millions of dollars	December 31, 2013	December 31, 2012
Deferred tax liabilities:
Accelerated tax depreciation	$1,438	$1,277
Investment in joint venture partnerships	176	158
Other intangible assets	378	387
Inventory	597	632

Total deferred tax liabilities	2,589	2,454

Deferred tax assets:
Tax loss carryforwards	511	554
Employee benefit plans	341	548
Other	46	121

Total deferred tax assets	898	1,223
Deferred tax asset valuation allowances	(167)	(551)

Net deferred tax assets	731	672

Net deferred tax liabilities	$1,858	$1,782

Balance sheet classifications:
Deferred tax assets—current	$24	$46
Deferred tax assets—long-term	357	44
Deferred tax liability—current	580	558
Deferred tax liability—long-term	1,659	1,314

Net deferred tax liabilities	$1,858	$1,782

At December 31, 2013 and 2012, we had total tax losses carried forward in the amount of $1,692 million and $1,787, million, respectively, for which a deferred tax asset was recognized at December 31, 2013 and 2012 of $511 million and $554 million, respectively.

The expiration of the tax losses carried forward and the related deferred tax asset, before valuation allowance, as of December 31, 2013 are as follows:

Millions of dollars	Tax Loss Carryforwards	Deferred Tax on Our Tax Loss Carryforwards
2014	$111	$29
2016	5	2
2018	82	24
Thereafter	395	100
Indefinite	1,099	356

	$1,692	$511

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax loss carryforward amounts are primarily related to operations in France, Canada, the United Kingdom, Spain, and The Netherlands, and capital losses in the United States. The deferred tax assets on these loss carryforward amounts are shown below:

	December 31,
Millions of dollars	2013	2012	2011
France	$323	$332	$331
Canada	69	93	91
United Kingdom	27	33	34
Spain	55	34	34
The Netherlands	13	30	99
United States	15	2	12
Other	9	30	8

	$511	$554	$609

In order to fully realize the net deferred tax assets related to the tax losses carried forward, we will need to generate sufficient future taxable income in the countries where these tax losses exist during the periods in which the losses can be utilized. Based upon projections of future taxable income over the periods in which the losses can be utilized and/or temporary differences can be reversed, management believes it is more likely than not that only $314 million of the deferred tax assets related to tax losses at December 31, 2013 will be realized.

Prior to the close of each reporting period, management considers the weight of all evidence, both positive and negative, to determine if a valuation allowance is necessary for each jurisdictions’ net deferred tax assets. We place greater weight on historical evidence over future predictions of our ability to utilize net deferred tax assets. We consider future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences, and taxable income in prior carryback year(s) if carryback is permitted under applicable law, as well as available prudent and feasible tax planning strategies that would, if necessary, be implemented to ensure realization of the net deferred tax asset.

A summary of the valuation allowances by primary jurisdiction is shown below, reflecting the valuation allowances for all the net deferred tax assets, including deferred tax assets for tax losses and other temporary differences.

	December 31,
Millions of dollars	2013	2012	2011
France	$34	$378	$392
Canada	78	103	96
United Kingdom	14	43	45
Spain	16	22	31
The Netherlands	13	—	—
United States	12	1	—
Other	—	4	6

	$167	$551	$570

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2013 we released approximately $344 million of our valuation allowance related to our French operations. Of this amount, approximately $52 million was related to current year activity. The remaining $292 million of valuation allowance was released to earnings in the fourth quarter of 2013. In regard to this decision, management considered the following new evidence related to our French operations:

•	Beginning in the second quarter of 2013, we began generating cumulative three-year pre-tax income;

•

We have had three consecutive quarters of cumulative three-year pre-tax income and have reported two consecutive years of pre-tax income, a sufficient trend of sustained profitability to establish an expectation that the valuation allowance will more likely than not be realized;

•	Existence of cumulative pre-tax income from core operations for the prior three years (2011-2013); exclusive of results related to discontinued operations;

•	Existence of taxable income for the current year (2013) before utilization of tax loss carryforward;

•	Projections of significant pre-tax income for years 2014-2018; and

•	Projections of significant taxable income for years 2014-2018, exclusive of reversing taxable temporary differences.

French tax law provides for an indefinite carryforward of tax losses; however, losses allowed in any particular year may not exceed fifty percent of taxable income. With respect to our French operations, we have a total net deferred tax asset of $326 million, of which we retain a valuation allowance of $34 million relating to losses that the Company does not expect to realize a benefit on in the future due to limitations imposed by French tax law. The remaining portion of the net deferred tax asset of $292 million was previously covered by a valuation allowance primarily related to French tax losses. In order to fully realize the $292 million deferred tax asset, the company will be required to generate approximately $1.8 billion of taxable income in the future.

For 2012 compared to 2011, prior to valuation allowance releases discussed above, the decrease in the valuation allowance balance related primarily to the utilization of tax attributes in our French operations. Although the French operations were profitable in 2012, these operations had a cumulative three year loss (primarily attributable to the restructuring and the economic downturn in Europe) and were projected to generate tax losses, providing sufficient negative evidence as of December 31, 2012 to preclude a determination that it was more likely than not that all of the deferred tax asset would be realized.

We continue to provide a valuation allowance associated with non-trading losses and capital losses for the United Kingdom. However, we no longer provide a valuation allowance against United Kingdom net deferred tax assets associated with trading losses as the United Kingdom operations are not in a three-year cumulative loss position and our projections indicate and management now expects the trading losses will be fully utilized within the next five years.

For valuation allowances in Canada and Spain, we continue to maintain valuation allowances against the net deferred tax assets in these jurisdictions given their cumulative three year losses, the projection of future losses and/or limited future reversal of deferred tax liabilities. This consideration precludes a determination that it is more likely than not that the net deferred tax assets will be realized. The change in Canadian valuation allowance is primarily related to the expiration of certain tax loss carryforwards as well as a true-up of the impact of provincial tax rates.

Deferred taxes on the unremitted earnings of certain equity joint ventures of $52 million and $40 million at December 31, 2013 and 2012, respectively, have been provided to the extent that such earnings are subject to taxation on their future remittance.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Tax benefits totaling $495 million, $548 million and $483 million relating to uncertain tax positions were unrecognized as of December 31, 2013, 2012 and 2011, respectively. The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits:

	Year Ended December 31,
Millions of dollars	2013	2012	2011
Balance, beginning of period	$548	$483	$441
Additions for tax positions of current year	11	15	54
Additions for tax positions of prior years	7	50	7
Reductions for tax positions of prior years	(66)	—	(19)
Settlements (payments/refunds)	(5)	—	—

Balance, end of period	$495	$548	$483

The majority of the 2013, 2012 and 2011 balances, if recognized, will affect the effective tax rate. We operate in multiple jurisdictions throughout the world, and our tax returns are periodically audited or subjected to review by domestic and foreign tax authorities. We are no longer subject to any significant income tax examinations by tax authorities for the years prior to 2006 in The Netherlands and Italy, prior to 2007 in Germany, prior to 2008 in France and prior to 2011 in the U.S., our principal tax jurisdictions. We do not expect any significant changes in the amounts of unrecognized tax benefits during the next 12 months.

We recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended December 31, 2013, 2012 and 2011, we recognized approximately $7 million, $4 million and less than $1 million, respectively, for interest and penalties. We had accrued approximately $11 million, $4 million and less than $1 million for interest and penalties as of December  31, 2013, 2012 and 2011, respectively.

19. Commitments and Contingencies

Commitments—We have various purchase commitments for materials, supplies and services incident to the ordinary conduct of business, generally for quantities required for our businesses and at prevailing market prices. These commitments are designed to assure sources of supply and are not expected to be in excess of normal requirements. Our capital expenditure commitments at December 31, 2013 were in the normal course of business.

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

Environmental Remediation—Our accrued liability for future environmental remediation costs at current and former plant sites and other remediation sites totaled $120 million as of December 31, 2013. The accrued liabilities for individual sites range from less than $1 million to $23 million. The remediation expenditures are expected to occur over a number of years, and not to be concentrated in any single year. In our opinion, it is reasonably possible that losses in excess of the liabilities recorded may have been incurred. However, we cannot estimate any amount or range of such possible additional losses. New information about sites, new technology or future developments such as involvement in investigations by regulatory agencies, could require us to reassess our potential exposure related to environmental matters.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the activity in our accrued environmental liability included in “Accrued liabilities” and “Other liabilities:”

	Year Ended December 31,
Millions of dollars	2013	2012
Balance at beginning of period	$126	$120
Additional provisions	7	16
Amounts paid	(11)	(12)
Foreign exchange effects	3	2
Other	(5)	—

Balance at end of period	$120	$126

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

Indemnification—We are parties to various indemnification arrangements, including arrangements entered into in connection with acquisitions, divestitures and the formation of joint ventures. Pursuant to these arrangements, we provide indemnification to and/or receive indemnification from other parties in connection with liabilities that may arise in connection with the transactions and in connection with activities prior to completion of the transactions. These indemnification arrangements typically include provisions pertaining to third party claims relating to environmental and tax matters and various types of litigation. As of December 31, 2013, we had not accrued any significant amounts for our indemnification obligations, and we are not aware of other circumstances that would likely lead to significant future indemnification obligations. We cannot determine with certainty the potential amount of future payments under the indemnification arrangements until events arise that would trigger a liability under the arrangements.

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

Other—We previously reported that we had identified, and voluntarily disclosed to the U.S. Department of Justice, an agreement related to a former project in Kazakhstan under which a payment was made that raised compliance concerns under the U.S. Foreign Corrupt Practices Act (the “FCPA”). In January 2014, the U.S. Department of Justice advised the Company that it had closed its investigation into this matter. No fine or penalty was assessed.

20. Stockholders’ Equity

Dividend distribution—The following table presents the dividends paid in the periods presented:

Millions of dollars, except per share amounts	Dividend Per Ordinary Share	Aggregate Dividends Paid	Date of Record
For the year 2013:
March	$0.40	$229	February 25, 2013
June	0.50	288	June 3, 2013
September	0.50	280	September 23, 2013
December	0.60	330	November 25, 2013

	$2.00	$1,127

For the year 2012:
March	$0.25	$143	March 12, 2012
June	0.40	230	May 21, 2012
September	0.40	230	September 4, 2012
December	0.40	230	November 19, 2012
December	2.75	1,582	November 19, 2012

	$4.20	$2,415

Share Repurchase Program—In May 2013, our Supervisory Board announced a share repurchase program under which we may repurchase up to 10% of our outstanding ordinary shares through May 21, 2014. These repurchases, which are determined at the discretion of our Management Board, may be executed from time to time through open market or privately negotiated transactions. The repurchased shares are recorded as Treasury stock and may be retired or used for general corporate purposes, including for various employee benefit and compensation plans. As of December 31, 2013, we have repurchased approximately 27 million shares for $1,949 million at an average price of $71.22 per share, including commissions.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Ordinary shares—The changes in the outstanding amounts of ordinary shares and treasury shares for the years ended December 31, 2013 and 2012 are as follows:

	Year Ended December 31,
	2013	2012
Ordinary shares outstanding:
Beginning balance	575,216,709	573,390,514
Share-based compensation	931,125	1,140,439
Warrants exercised	7,666	685,756
Employee stock purchase plan	27,640	—
Purchase of ordinary shares	(27,359,002)	—

Ending balance	548,824,138	575,216,709

Ordinary shares held as treasury shares:
Beginning balance	3,206,033	4,051,013
Share-based compensation	(931,126)	(1,138,868)
Warrants exercised	1,608	293,888
Employee stock purchase plan	(27,640)	—
Purchase of ordinary shares	27,359,002	—

Ending balance	29,607,877	3,206,033

Ordinary shares issued at end of period	578,432,015	578,422,742

Treasury shares—The holders of our warrants may, at their option, purchase shares in a non-cash exercise. The amount of shares delivered under such an exercise is calculated using the treasury method of accounting and assumes the exercise price was paid in cash. During 2013 and 2012, less than $1 million and $41 million were recorded as Additional paid-in capital for the purchase of 7,374 and 928,911 ordinary shares, respectively, of which 1,608 and 293,888 ordinary shares are held in treasury.

Treasury shares also include 27,359,002 shares repurchased during 2013 under our share repurchase program discussed above. The repurchased shares are recorded at cost.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accumulated other comprehensive income (loss)—The components of, and after-tax changes in, Accumulated other comprehensive income (loss) as of and for the years ended December 31, 2013 and 2012 are presented in the following table:

Millions of dollars	Defined Benefit Pension and Other Postretirement Benefit Plans	Foreign Currency Translations Adjustments	Total
Balance—January 1, 2013	$(422)	$11	$(411)
Other comprehensive income before reclassifications	251	221	472
Amounts reclassified from accumulated other comprehensive income	31	4	35

Net other comprehensive income	282	225	507

Balance—December 31, 2013	$(140)	$236	$96

Balance—January 1, 2012	$(301)	$(126)	$(427)
Other comprehensive income (loss) before reclassifications	(139)	137	(2)
Amounts reclassified from accumulated other comprehensive loss	18	—	18

Net other comprehensive income (loss)	(121)	137	16

Balance—December 31, 2012	$(422)	$11	$(411)

The amounts reclassified out of each component of Accumulated other comprehensive income for the years ended December 31, 2013, 2012 and 2011 are as follows:

	Year Ended December 31,			Affected line item on the Consolidated Statements of Income
Millions of dollars	2013	2012	2011
Reclassification adjustments for:
Foreign currency translations	$4	$—	$—	Other income (expense), net
Amortization of defined benefit pension and other postretirement plan items:
Prior service cost	14	3	—	(a)
Actuarial loss	30	24	—	(a)
Settlement (gain) loss	(3)	—	6	(a)

Reclassifications, before tax	45	27	6
Income tax expense	10	9	2	Provision for income taxes

Amounts reclassified out of Accumulated other comprehensive income (loss)	$35	$18	$4

(a)	These Accumulated other comprehensive income components are included in the computation of net periodic pension and other post-retirement benefit costs (see Note 16).

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

21. Per Share Data

Basic earnings per share are based upon the weighted average number of shares of common stock outstanding during the periods. Diluted earnings per share includes the effect of certain stock options awards and other equity-based compensation awards. We have unvested restricted stock units that are considered participating securities for earnings per share.

Earnings per share data and dividends declared per share of common stock are as follows for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013		2012		2011
Millions of dollars	Continuing Operations	Discontinued Operations	Continuing Operations	Discontinued Operations	Continuing Operations	Discontinued Operations
Net income (loss)	$3,860	$(7)	$2,858	$(24)	$2,472	$(332)
Less: net loss attributable to non-controlling interests	4	—	14	—	7	—

Net income (loss) attributable to the Company shareholders	3,864	(7)	2,872	(24)	2,479	(332)
Net (income) loss attributable to participating securities	(11)	—	(3)	—	(14)	2

Net income (loss) attributable to ordinary shareholders—basic and diluted	$3,853	$(7)	$2,869	$(24)	$2,465	$(330)

Millions of shares
Basic weighted average common stock outstanding	566	566	573	573	568	568
Effect of dilutive securities:
Stock options	3	3	3	3	3	3
MTI and QPA awards	1	1	1	1	1	1

Potential dilutive shares	570	570	577	577	572	572

Earnings (loss) per share:
Basic	$6.81	$(0.01)	$5.01	$(0.04)	$4.34	$(0.58)

Diluted	$6.76	$(0.01)	$4.96	$(0.04)	$4.32	$(0.58)

Millions of shares
Participating securities	1.7	1.7	3.0	3.0	3.6	3.6

Dividends declared per share of common stock	$2.00	$—	$4.20	$—	$5.05	$—

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

22. Segment and Related Information

Our operations are managed through five operating segments, as shown below. We disclose the results of each of our operating segments in accordance with ASC 280, Segment Reporting. Each of the operating segments is separately managed under a structure that includes senior executives who report directly to our Chief Executive Officer and discrete financial information for each of the segments is available. Our Chief Executive Officer uses the operating results of each of the five operating segments for performance evaluation and resource allocation and, as such, is the chief operating decision maker. The activities of each of our segments from which they earn revenues and incur expenses are described below:

•	Olefins and Polyolefins—Americas (“O&P–Americas”). Our O&P—Americas segment produces and markets olefins, including ethylene and ethylene co-products, and polyolefins.

•

Olefins and Polyolefins—Europe, Asia, and International (“O&P–EAI”). Our O&P–EAI segment produces and markets olefins, including ethylene and ethylene co-products, polyolefins, and polypropylene compounds.

•

Intermediates and Derivatives (“I&D”). Our I&D segment produces and markets propylene oxide (“PO”) and its co-products and derivatives, acetyls, including methanol, ethanol, ethylene oxide (“EO”) and its derivatives, and oxygenated fuels, or oxyfuels.

•	Refining. Our refining segment refines heavy, high-sulfur crude oils and other crude oils of varied types and sources available on the U.S. Gulf Coast.

•	Technology. Our Technology segment develops and licenses chemical and polyolefin process technologies and manufactures and sells polyolefin catalysts.

The accounting policies of the segments are the same as those described in “Summary of Significant Accounting Policies” (see Note 2). Sales between segments are made primarily at prices approximating prevailing market prices.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized financial information concerning reportable segments is shown in the following table for the periods presented.

	Year Ended December 31, 2013
Millions of dollars	O&P– Americas	O&P– EAI	I&D	Refining	Technology	Other	Total
Sales and other operating revenues:
Customers	$9,174	$14,480	$9,337	$10,656	$414	$1	$44,062
Intersegment	3,915	205	135	1,042	118	(5,415)	—

	13,089	14,685	9,472	11,698	532	(5,414)	44,062

Operating income (loss)	3,253	377	1,300	22	157	(7)	5,102
Depreciation and amortization expense	293	287	204	160	75	2	1,021
Other income (expense), net	2	1	(16)	—	—	(1)	(14)
Income from equity investments	25	174	4	—	—	—	203
Capital expenditures	645	229	443	209	30	5	1,561

	Year Ended December 31, 2012
Millions of dollars	O&P– Americas	O&P– EAI	I&D	Refining	Technology	Other	Total
Sales and other operating revenues:
Customers	$8,987	$14,203	$9,280	$12,490	$377	$15	$45,352
Intersegment	3,947	318	378	801	121	(5,565)	—

	12,934	14,521	9,658	13,291	498	(5,550)	45,352

Operating income	2,650	127	1,430	334	122	13	4,676
Depreciation and amortization expense	281	285	194	148	73	2	983
Other income (expense), net	12	15	—	(1)	2	(26)	2
Income (loss) from equity investments	25	121	(3)	—	—	—	143
Capital expenditures	468	254	159	136	43	—	1,060

	Year Ended December 31, 2011
Millions of dollars	O&P– Americas	O&P– EAI	I&D	Refining	Technology	Other	Total
Sales and other operating revenues:
Customers	$10,349	$15,223	$9,293	$12,886	$376	$56	$48,183
Intersegment	4,531	368	207	820	130	(6,056)	—

	14,880	15,591	9,500	13,706	506	(6,000)	48,183

Operating income (loss)	1,855	435	1,156	809	107	(25)	4,337
Depreciation and amortization expense	246	262	186	153	84	—	931
Other income (expense), net	15	—	42	15	—	(42)	30
Income from equity investments	21	168	27	—	—	—	216
Capital expenditures	425	235	101	224	26	10	1,021

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Sales and other operating revenues, Operating income (loss) and Other income (expense), net in the “Other” columns above include elimination of intersegment transactions.

Our O&P–EAI segment operating results for 2013 included a $25 million benefit from an insurance settlement related to the damage in 2012 to our LDPE plant in Wesseling, Germany described below. The Refining segment’s operating results for 2013 included benefits totaling $10 million related to the resolution of property tax assessments for the three year period beginning 2011. The Refining segment’s operating results for 2013 also included benefits of $14 million for recoveries and a settlement associated with a former employee who pled guilty to fraud in 2010.

In 2012, we recognized benefits of $29 million, $18 million and $53 million associated with insurance settlements related to Hurricane Ike for the O&P–Americas, I&D and Refining segments, respectively. Operating results for the Refining segment also include a benefit of $24 million for the recovery related to a former employee who pled guilty to fraud in 2010. In addition, we recognized a $28 million benefit in our O&P–EAI segment related to the reversal of a reserve established in 2010 for an unfavorable monomer contract. These benefits were partially offset by charges of $22 million in our O&P–EAI segment for the impairment of assets at our LDPE plant in Wesseling, Germany resulting from an explosion in a reactor bay and $35 million and $18 million in our O&P–EAI and Technology segments, respectively, for restructuring activities in Europe. In addition, the O&P–EAI segment operating results included $22 million of charges associated with closure costs for facilities in Australia and Italy.

In 2011, we recognized benefits of $34 million in the Refining segment related to an insurance recovery associated with the fraudulent misconduct of a former employee described above. In addition, charges of $39 million were recognized in the Technology segment related to the impairments of assets and restructuring charges due to a facility closure and impairments of discontinued research and development projects. Charges of $72 million and $16 million related to activities to reorganize certain functional organizations and environmental liabilities at our Wesseling, Germany site, respectively, were recognized in the O&P–EAI segment.

Long-lived assets of continuing operations, including goodwill, are summarized and reconciled to consolidated totals in the following table:

Millions of dollars	O&P – Americas	O&P – EAI	I&D	Refining	Technology	Other	Total
December 31, 2013
Property, plant and equipment, net	$2,614	$2,412	$2,109	$1,045	$275	$2	$8,457
Investment in PO joint ventures	—	—	421	—	—	—	421
Equity investments	156	1,381	92	—	—	—	1,629
Goodwill	162	182	251	—	10	—	605

December 31, 2012
Property, plant and equipment, net	$2,167	$2,437	$1,830	$985	$274	$3	$7,696
Investment in PO joint ventures	—	—	397	—	—	—	397
Equity investments	162	1,303	118	—	—	—	1,583
Goodwill	162	175	245	—	9	—	591

Property, plant and equipment, net, included in the “Other” column above includes assets related to corporate and support functions.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following geographic data for revenues are based upon the delivery location of the product and for long-lived assets, the location of the assets.

	Year Ended December 31,
Millions of dollars	2013	2012	2011
Sales and other operating revenues:
United States	$21,940	$23,622	$25,067
Germany	4,128	3,660	4,632
France	1,777	1,633	2,242
Italy	1,560	1,551	1,790
Mexico	1,478	1,519	846
The Netherlands	1,049	1,032	1,217
Other	12,130	12,335	12,389

Total	$44,062	$45,352	$48,183

	Long-Lived Assets
Millions of dollars	2013	2012
United States	$6,046	$5,365
Germany	1,791	1,747
The Netherlands	767	730
France	567	557
Italy	489	516
Mexico	161	166
Other	1,590	1,633

Total	$11,411	$10,714

Long-lived assets include Property, plant and equipment, net, Intangible assets, net, Equity investments, and Investments in PO joint ventures (see Notes 7, 8 and 9).

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

23. Unaudited Quarterly Results

The following table presents selected financial data for the quarterly periods in 2013 and 2012 and has been revised to reflect discontinued operations (See Note 3, Discontinued Operations and Related Items, for additional information):

	For the Quarter Ended
Millions of dollars	March 31	June 30	September 30	December 31
2013
Sales and other operating revenues	$10,669	$11,103	$11,152	$11,138
Gross profit(a)	1,516	1,607	1,462	1,537
Operating income	1,267	1,364	1,207	1,264
Income from equity investments	59	43	61	40
Reorganization items	—	(1)	—	—
Income from continuing operations(b)	906	923	854	1,177
Income (loss) from discontinued operations	(6)	4	(3)	(2)
Net income	900	927	851	1,175
Earnings per share:
Basic	1.56	1.62	1.51	2.13
Diluted	1.55	1.61	1.50	2.11

	For the Quarter Ended
Millions of dollars	March 31	June 30	September 30	December 31
2012
Sales and other operating revenues	$11,734	$11,248	$11,273	$11,097
Gross profit(a)	1,202	1,687	1,603	1,265
Operating income (c)	940	1,449	1,328	959
Income from equity investments	46	27	32	38
Reorganization items	5	(1)	—	—
Income from continuing operations(d)	594	768	851	645
Income (loss) from discontinued operations	5	—	(7)	(22)
Net income	599	768	844	623
Earnings per share:
Basic	1.04	1.34	1.47	1.10
Diluted	1.04	1.33	1.46	1.09

(a)	Represents Sales and other operating revenues less Cost of sales.
(b)	Income from continuing operations for the three months ended December 31, 2013 includes a $353 million benefit related to the release of valuation allowances primarily associated with tax losses in our French tax group.
(c)	Operating income for the quarter ended June 30, 2012 includes a lower of cost or market inventory valuation adjustment of $71 million which was reversed in the quarter ended September 30, 2012 by a $71 million non-cash benefit due to the recovery of market price.
(d)	Income from continuing operations for the quarter ended June 30, 2012 included after-tax premiums and charges of $210 million related to the early repayment of debt.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Effectiveness of Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive and financial officers) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of December 31, 2013, the end of the period covered by this Annual Report on Form 10-K.

Management’s Report on Internal Control Over Financial Reporting

Management’s report on our internal control over financial reporting can be found in Item 8, Financial Statements and Supplementary Data, of this report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in our fourth fiscal quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

The Company previously reported a voluntary disclosure to the U.S. Department of Justice (“DOJ”) concerning possible violations of the Foreign Corrupt Practices Act relating to a former project in Kazakhstan. In January 2014, the DOJ advised the Company that it has closed the investigation without any fine or penalty assessed.

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

Information regarding our executive officers is reported under the caption “Executive Officers of the Registrant” in Part I of this report, which is incorporated herein by reference.

All other information required by this Item will be included in our Proxy Statement relating to our 2014 Annual General Meeting of Shareholders to be held on April 16, 2014, and is incorporated herein by reference.*

Item 11.	Executive Compensation.

All information required by this Item will be included in our Proxy Statement relating to our 2014 Annual General Meeting of Shareholders to be held on April 16, 2014, and is incorporated herein by reference.*

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

All information required by this Item will be included in our Proxy Statement relating to our 2014 Annual General Meeting of Shareholders to be held on April 16, 2014, and is incorporated herein by reference.*

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

All information required by this Item will be included in our Proxy Statement relating to our 2014 Annual General Meeting of Shareholders to be held on April 16, 2014, and is incorporated herein by reference.*

Item 14.	Principal Accounting Fees and Services.

All information required by this Item will be included in our Proxy Statement relating to our 2014 Annual General Meeting of Shareholders to be held on April 16, 2014, and is incorporated herein by reference.*

*	Except for information or data specifically incorporated herein by reference under Items 10 through 14, other information and data appearing in our 2014 Proxy Statement are not deemed to be a part of this Annual Report on Form 10-K or deemed to be filed with the Commission as a part of this report.

Item 15.	Exhibits, Financial Statement Schedules.

(a) (1) Consolidated Financial Statements:

The financial statements and supplementary information listed in the Index to Financial Statements, which appears on page 65, are filed as part of this annual report.

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

LYONDELLBASELL INDUSTRIES N.V.

Date: February 20, 2014		/S/ JAMES L. GALLOGLY
	Name:	James L. Gallogly
	Title:	Sole Member of the Management Board

Signature	Title	Date

/S/ JAMES L. GALLOGLY James L. Gallogly	Chief Executive Officer and Sole Member of the Management Board (Principal Executive Officer)	February 20, 2014

/S/ KARYN F. OVELMEN Karyn F. Ovelmen	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 20, 2014

/S/ WILLIAM B. ALLEN, JR. William B. Allen, Jr.	Vice President, Finance (Principal Accounting Officer)	February 20, 2014

/S/ JACQUES AIGRAIN Jacques Aigrain	Director	February 20, 2014

/S/ JAGJEET S. BINDRA Jagjeet S. Bindra	Director	February 20, 2014

/S/ ROBIN BUCHANAN Robin Buchanan	Director	February 20, 2014

Milton Carroll	Director	February 20, 2014

/S/ STEPHEN F. COOPER Stephen F. Cooper	Director	February 20, 2014

/S/ NANCE K. DICCIANI Nance K. Dicciani	Director	February 20, 2014

/S/ ROBERT G. GWIN Robert G. Gwin	Chairman of the Supervisory Board and Director	February 20, 2014

/S/ BRUCE A. SMITH Bruce A. Smith	Director	February 20, 2014

/S/ RUDY M.J. VAN DER MEER Rudy M.J. van der Meer	Director	February 20, 2014

Exhibit Index

Exhibit Number	Description
2	Third Amended and Restated Joint Chapter 11 Plan of Reorganization for the LyondellBasell Debtors, dated as of March 12, 2010 (incorporated by reference to Exhibit 2.1 to Form 10 dated April 28, 2010)

3	Amended and Restated Articles of Association of LyondellBasell Industries N.V., dated as of May 22, 2013 (incorporated by reference to Exhibit 3 to Form 8-K dated May 29, 2013)

4.1	Specimen certificate for Class A ordinary shares, par value €0.04 per share, of LyondellBasell Industries N.V. (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to Form 10 dated July 26, 2010)

4.2	Nomination Agreement between AI International Chemicals S.à.r.l. and LyondellBasell Industries N.V., dated as of April 30, 2010 (incorporated by reference to Exhibit 4.5 to Amendment No. 2 to Form 10 dated July 26, 2010)

4.3	Registration Rights Agreement by and among LyondellBasell Industries N.V. and the Holders (as defined therein), dated as of April 30, 2010 (incorporated by reference to Exhibit 4.7 to Amendment No. 2 to Form 10 dated July 26, 2010)

4.4	Indenture relating to 6.0% Senior Notes due 2021, among the Company, as issuer, each of the Guarantors named therein, as guarantors, Wells Fargo National Association, as trustee, registrar and paying agent, dated as of November 14, 2011 (including form of 6.0% Senior Note due 2021 (incorporated by reference to Exhibit 4.1 to Form 8-K dated November 17, 2011)

4.5	Indenture relating to 5% Senior Notes due 2019 and 5.75% Senior Notes due 2024, among LyondellBasell Industries N.V., as issuer, each of the Guarantors named therein, as guarantors, Wells Fargo Bank, National Association, as trustee, registrar and paying agent, dated as of April 9, 2012 (including form of 5.000% Senior Note due 2019 and form of 5.750% Senior Note due 2024) (incorporated by reference to Exhibit 4.3 to Form 8-K dated April 10, 2012)

4.6	Indenture, among LYB International Finance B.V., as issuer, LyondellBasell Industries N.V., as guarantor, and Wells Fargo Bank, National Association, as trustee, dated as of July 16, 2013 (incorporated by reference to Exhibit 4.1 to Form 8-K dated July 16, 2013)

4.7	Warrant Agreement by and among LyondellBasell Industries N.V. and Computershare Inc. and Computershare Trust Company, N.A., dated as of April 30, 2010 (incorporated by reference to Exhibit 4.12 to Amendment No. 2 to Form 10 dated July 26, 2010)

10.1+	Employment agreement by and among James L. Gallogly, Lyondell Chemical Company and LyondellBasell AFGP, dated as of May 14, 2009 (incorporated by reference to Exhibit 10.1 to Form 10 dated April 28, 2010)

10.2+	Employment agreement by and among James L. Gallogly, Lyondell Chemical Company and LyondellBasell Industries N.V., dated as of September 12, 2013 (incorporated by reference to Exhibit 10.1 to Form 10-Q dated October 29, 2013)

10.3+	Letter Agreement dated October 7, 2011 between Karyn F. Ovelmen and Lyondell Chemical Company (incorporated by reference to Exhibit 10.2 to Form 8-K dated October 11, 2011)

10.4+	Employment Agreement by and among Craig B. Glidden, Lyondell Chemical Company and LyondellBasell AFGP, dated as of August 5, 2009 (incorporated by reference to Exhibit 10.3 to Form 10 dated April 28, 2010)

10.5+	Employment Agreement by and among Kevin Brown, Lyondell Chemical Company and LyondellBasell AFGP, dated as of March 19, 2010 (incorporated by reference to Exhibit 10.4 to Form 10 dated April 28, 2010)

Exhibit Number	Description

10.6+	Employment Agreement by and among Bhavesh V. Patel, Lyondell Chemical Company and LyondellBasell AFGP, dated as of March 19, 2010 (incorporated by reference to Exhibit 10.5 to Form 10 dated April 28, 2010)

10.7+	Employment Agreement, dated as of June 2, 2011 by and among Lyondell Chemical Company and Tim Roberts (incorporated by reference to Exhibit 10.8 to Form 10-K dated February 29, 2012)

10.8+	LyondellBasell Industries N.V. Short-Term Incentive Plan (incorporated by reference to Exhibit 10.11 to Amendment No. 2 to Form 10 dated July 26, 2010)

10.9+	LyondellBasell Industries N.V. Medium Term Incentive Plan (incorporated by reference to Exhibit 10.12 to Form 10 dated April 28, 2010)

10.10+	LyondellBasell Industries Amended and Restated 2010 Long-Term Incentive Plan (incorporated by reference to Appendix A to the Registrant’s definitive proxy statement filed on March 29, 2012)

10.11+	LyondellBasell U.S. Senior Management Deferral Plan dated March 1, 2012 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 1, 2012)

10.12+	First Amendment to the LyondellBasell U.S. Senior Management Deferral Plan dated April 29, 2013 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 30, 2013)

10.13+	Form of Officer and Director Indemnification Agreement (incorporated by reference to Exhibit 10.14 to Amendment No. 2 to Form 10 dated July 26, 2010)

10.14+	Form of Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.12 to Form 10-K dated February 12, 2013)

10.15+	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.13 to Form 10-K dated February 12, 2013)

10.16+	Form of Stock Appreciation Right Award Agreement (incorporated by reference to Exhibit 10.18 to Amendment No. 2 to Form 10 dated July 26, 2010)

10.17+	Form of Qualified Performance Award Agreement (incorporated by reference to Form 10-K dated February 29, 2012)

10.18	Credit Agreement, dated May 4, 2012, among LyondellBasell Industries N.V. and LYB Americas Finance Company, as Borrowers, the Lenders, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Deutsche Bank Securities Inc., as Syndication Agent and the other parties thereto (incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 7, 2012)

10.19	Receivables Purchase Agreement, dated September 11, 2012, by and among Lyondell Chemical Company, as initial servicer, and LYB Receivables LLC, a bankruptcy-remote special purpose entity that is a wholly owned subsidiary of the Company, PNC National Association, as Administrator and LC Bank, certain conduit purchasers, committed purchasers, LC participants and purchaser agents that are parties thereto from time to time (incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 14, 2012)

10.20	Purchase and Sale Agreement, dated September 11, 2012, by and among Lyondell Chemical Company, Equistar Chemicals, LP and LyondellBasell Acetyls, LLC, the other originators from time to time parties thereto, Lyondell Chemical Company, as initial servicer and LYB Receivables LLC, a bankruptcy-remote special purpose entity that is a wholly owned subsidiary of the Company (incorporated by reference to Exhibit 10.2 to Form 8-K filed on September 14, 2012)

10.21	Master Receivables Purchase Agreement (as amended and restated on April 23,2013) among Basell Sales and Marketing Company B.V., Lyondell Chemie Nederland B.V., Basell Polyolefins Collections Limited, Citicorp Trustee Company Limited and Citibank, N.A., London Branch (incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 29, 2013)

Exhibit Number	Description
21*	List of subsidiaries of the registrant

23*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32*	Certifications pursuant to 18 U.S.C. Section 1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

+	Management contract or compensatory plan, contract or arrangement
*	Filed herewith.