Form 10-Q
period 2014-03-31
LyondellBasell Industries N.V.
filed 2014-04-29
CIK 1489393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [x] No [    ]

The registrant had 527,295,260 ordinary shares, €0.04 par value, outstanding at April 25, 2014 (excluding 51,136,755 treasury shares).

LYONDELLBASELL INDUSTRIES N.V.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
Millions of dollars, except earnings per share	2014	2013
Sales and other operating revenues:
Trade	$10,918	$10,414
Related parties	217	255

	11,135	10,669
Operating costs and expenses:
Cost of sales	9,577	9,153
Selling, general and administrative expenses	186	213
Research and development expenses	32	36

	9,795	9,402
Operating income	1,340	1,267
Interest expense	(92)	(71)
Interest income	6	2
Other income, net	11	6

Income from continuing operations before equity investments and income taxes	1,265	1,204
Income from equity investments	61	59

Income from continuing operations before income taxes	1,326	1,263
Provision for income taxes	383	357

Income from continuing operations	943	906
Income (loss) from discontinued operations, net of tax	1	(6)

Net income	944	900
Net loss attributable to non-controlling interests	1	1

Net income attributable to the Company shareholders	$945	$901

Earnings per share:
Net income (loss) attributable to the Company shareholders —
Basic:
Continuing operations	$1.73	$1.57
Discontinued operations	- -	(0.01)

	$1.73	$1.56

Diluted:
Continuing operations	$1.72	$1.56
Discontinued operations	- -	(0.01)

	$1.72	$1.55

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
Millions of dollars	2014	2013
Net income	$944	$900
Other comprehensive income, net of tax –
Financial derivatives:
Loss on forward interest rate swaps	(17)	- -
Income tax benefit	(4)	- -

Financial derivatives, net of tax	(13)	- -

Defined pension and other postretirement benefit plans:
Prior service cost arising during the period	- -	(2)
Reclassification adjustment for amortization of prior service cost included in net income	1	1
Net actuarial loss arising during the period	(16)	- -
Reclassification adjustment for net actuarial loss included in net income	3	7

Defined pension and other postretirement benefit plans, before tax	(12)	6
Income tax expense (benefit)	(9)	3

Defined pension and other postretirement benefit plans, net of tax	(3)	3

Foreign currency translations adjustment:
Unrealized net change arising during the period	18	(193)
Income tax benefit	- -	(2)

Foreign currency translations, net of tax	18	(191)

Total other comprehensive income (loss)	2	(188)

Comprehensive income	946	712
Comprehensive loss attributable to non-controlling interests	1	1

Comprehensive income attributable to the Company shareholders	$947	$713

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
Millions of dollars	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$2,702	$4,450
Restricted cash	3	10
Short-term investments	1,402	- -
Accounts receivable:
Trade, net	3,893	3,828
Related parties	248	202
Inventories	5,589	5,279
Prepaid expenses and other current assets	1,156	830

Total current assets	14,993	14,599
Property, plant and equipment at cost	11,453	11,151
Less: Accumulated depreciation	(2,897)	(2,694)

Property, plant and equipment, net	8,556	8,457
Investments and long-term receivables:
Investment in PO joint ventures	424	421
Equity investments	1,693	1,629
Other investments and long-term receivables	62	64
Goodwill	605	605
Intangible assets, net	870	904
Other assets	624	619

Total assets	$27,827	$27,298

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
Millions of dollars, except shares and par value data	2014	2013
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$3	$1
Short-term debt	58	58
Accounts payable:
Trade	2,816	2,822
Related parties	826	750
Accrued liabilities	1,477	1,299
Deferred income taxes	540	580

Total current liabilities	5,720	5,510
Long-term debt	6,766	5,776
Other liabilities	1,838	1,839
Deferred income taxes	1,677	1,659
Commitments and contingencies
Stockholders’ equity:
Ordinary shares, €0.04 par value, 1,275 million shares authorized, 533,877,601 and 548,824,138 shares outstanding, respectively	31	31
Additional paid-in capital	10,385	10,382
Retained earnings	4,622	4,004
Accumulated other comprehensive income	98	96
Treasury stock, at cost, 44,554,414 and 29,607,877 ordinary shares, respectively	(3,345)	(2,035)

Total Company share of stockholders’ equity	11,791	12,478
Non-controlling interests	35	36

Total equity	11,826	12,514

Total liabilities and equity	$27,827	$27,298

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
Millions of dollars	2014	2013
Cash flows from operating activities:
Net income	$944	$900
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	256	253
Amortization of debt-related costs	9	6
Equity investments –
Equity income	(61)	(59)
Distributions of earnings	- -	9
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(105)	(22)
Inventories	(305)	(242)
Accounts payable	91	(17)
Prepaid expenses and other current assets	(108)	(115)
Other, net	80	86

Net cash provided by operating activities	801	799

Cash flows from investing activities:
Purchases of securities and other investments	(1,672)	- -
Expenditures for property, plant and equipment	(343)	(391)
Restricted cash	7	(1)
Other	(3)	(16)

Net cash used in investing activities	(2,011)	(408)

Cash flows from financing activities:
Repurchases of Company ordinary shares	(1,201)	- -
Dividends paid	(327)	(229)
Issuance of long-term debt	992	- -
Payments of debt issuance costs	(18)	- -
Other, net	4	(5)

Net cash used in financing activities	(550)	(234)

Effect of exchange rate changes on cash	12	(10)

Increase (decrease) in cash and cash equivalents	(1,748)	147
Cash and cash equivalents at beginning of period	4,450	2,732

Cash and cash equivalents at end of period	$2,702	$2,879

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

					Accumulated	Company
			Additional		Other	Share of	Non-
	Ordinary Shares		Paid-in	Retained	Comprehensive	Stockholders’	Controlling
Millions of dollars	Issued	Treasury	Capital	Earnings	Income	Equity	Interests
Balance, December 31, 2013	$31	$(2,035)	$10,382	$4,004	$96	$12,478	$36
Net income (loss)	- -	- -	- -	945	- -	945	(1)
Other comprehensive income	- -	- -	- -	- -	2	2	- -
Share-based compensation	- -	4	3	- -	- -	7	- -
Dividends ($0.60 per share)	- -	- -	- -	(327)	- -	(327)	- -
Repurchases of Company ordinary shares	- -	(1,314)	- -	- -	- -	(1,314)	- -

Balance, March 31, 2014	$31	$(3,345)	$10,385	$4,622	$98	$11,791	$35

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.	Basis of Presentation

LyondellBasell Industries N.V., together with its consolidated subsidiaries (collectively “LyondellBasell N.V.”), is a worldwide manufacturer of chemicals and polymers, a refiner of crude oil, a significant producer of gasoline blending components and a developer and licensor of technologies for the production of polymers. Unless otherwise indicated, the “Company,” “we,” “us,” “our” or similar words are used to refer to LyondellBasell N.V.

The accompanying Consolidated Financial Statements are unaudited and have been prepared from the books and records of LyondellBasell N.V. in accordance with the instructions to Form 10-Q and Rule 10-1 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. In our opinion, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results for the entire year. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto for the year ended December 31, 2013.

2.	Accounting and Reporting Changes

Recently Adopted Guidance

Obligations from Joint and Several Liability Arrangements—In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date. This ASU defines how entities measure obligations from joint and several liability arrangements which are fixed at the reporting date and for which no U.S. GAAP guidance currently exists. The guidance requires entities to disclose the nature, amount and other information about those obligations. Retrospective presentation for all comparative periods presented is required. The ASU was effective for periods beginning after December 15, 2013. The adoption of this amendment did not have a material impact on the presentation of our Consolidated Financial Statements.

Presentation of an Unrecognized Tax Benefit—In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or Tax Credit Carryforward Exists (a consensus of the Emerging Issues Task Force). Previous guidance did not explicitly address the balance sheet presentation of an unrecognized tax benefit when a net operating loss (NOL) or similar tax loss carryforward, or a tax credit carryforward exists. The amendments to the guidance require an entity to net its unrecognized tax benefits against the deferred tax assets for all same jurisdiction NOLs or similar tax loss carryforwards, or tax credit carryforwards. A gross presentation will be required only if such carryforwards are not available or would not be used by the entity to settle any additional income taxes resulting from disallowance of the uncertain tax position. This ASU requires prospective application and was effective for periods beginning after December 15, 2013. Retrospective presentation is permitted but not required. Our prospective adoption of this amendment did not have a material impact on our Consolidated Financial Statements.

Accounting Guidance Issued But Not Adopted as of March 31, 2014

Discontinued Operations—In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this ASU clarify the criteria for reporting discontinued operations. Under this new guidance, only disposals representing a strategic shift in operations that have or will have a major effect on a company’s operations should be presented as discontinued operations.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additional disclosures about the assets, liabilities, income and expenses of discontinued operations will also be required. Prospective application of this ASU is required for public entities for annual and interim periods beginning on or after December 15, 2014. Early adoption is permitted. The application of this amendment will not have an impact on the presentation of our Consolidated Financial Statements.

3.	Discontinued Operations

The amounts included in Income (loss) from discontinued operations of the Berre refinery are summarized as follows:

	Three Months Ended
	March 31,
Millions of dollars	2014		2013

Sales and other operating revenues		$1	$5

Loss from discontinued operations before income taxes	$	- -	$(6)
Benefit from income taxes		(1)	- -

Income (loss) from discontinued operations, net of tax		$1	$(6)

Future cash outflows will occur for activities associated with exit or disposal and for payments made to severed employees. Exit and disposal costs are expected to be incurred through the end of 2017. Payments to the affected employees are expected to be substantially complete by 2019. There is uncertainty in the manner, scope and timing of potential future asset disposal or dismantlement activities and their related cash flows. Although some dismantling and remediation activities may be considered or required at a future date, the amounts associated with such activities are not determinable at this time due to such uncertainties.

The following table summarizes the changes in the accrual for the social plan for employees affected by the closure of the Berre refinery.

	Three Months Ended
	March 31,
Millions of dollars	2014	2013
Beginning balance	$42	$59
Accretion expense	1	2
Cash payments	(4)	(10)
Effect of exchange rate changes	- -	(2)

Ending balance	$39	$49

There are no significant assets or liabilities related to the Berre refinery other than those discussed above.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	Accounts Receivable

Our allowance for doubtful accounts receivable, which is reflected in the Consolidated Balance Sheets as a reduction of accounts receivable, totaled $34 million and $43 million at March 31, 2014 and December 31, 2013, respectively.

5.	Inventories

Inventories consisted of the following components:

	March 31,	December 31,
Millions of dollars	2014	2013
Finished goods	$3,544	$3,297
Work-in-process	278	253
Raw materials and supplies	1,767	1,729

Total inventories	$5,589	$5,279

6.	Debt

Long-term loans, notes and other long-term debt consisted of the following:

	March 31,	December 31,
Millions of dollars	2014	2013
Senior Notes due 2019, $2,000 million, 5.0%	$2,000	$2,000
Senior Notes due 2021, $1,000 million, 6.0%	1,000	1,000
Senior Notes due 2024, $1,000 million, 5.75%	1,000	1,000
Guaranteed Notes due 2044, $1,000 million, 4.875% ($12 million of discount)	988	- -
Guaranteed Notes due 2023, $750 million, 4% ($9 million of discount)	741	740
Guaranteed Notes due 2043, $750 million, 5.25% ($22 million of discount)	728	728
Guaranteed Notes due 2027, $300 million, 8.1%	300	300
Other	12	9

Total	6,769	5,777
Less current maturities	(3)	(1)

Long-term debt	$6,766	$5,776

Short-term loans, notes, and other short-term debt consisted of the following:

	March 31,	December 31,
Millions of dollars	2014	2013
$2,000 million Senior Revolving Credit Facility	$ - -	$ - -
$1,000 million U.S. Receivables Securitization Facility	- -	- -
€450 million European Receivables Securitization Facility	- -	- -
Financial payables to equity investees	9	9
Precious metal financings	48	48
Other	1	1

Total short-term debt	$58	$58

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-Term Debt

In February 2014, LYB International Finance B.V. (“LYB Finance”), a direct, 100% owned finance subsidiary of LyondellBasell Industries N.V., as defined in Rule 3-10(b) of Regulation S-X, issued $1,000 million of 4.875% Notes due 2044 at a discounted price of 98.831%.

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

The notes may be redeemed before the date that is six months prior to the scheduled maturity date at a redemption price equal to the greater of 100% of the principal amount of the notes redeemed and the sum of the present values of the remaining scheduled payments of principal and interest (discounted at the applicable Treasury Yield plus 20 basis points) on the notes to be redeemed. The notes may also be redeemed on or after the date that is six months prior to the final maturity date of the notes at a redemption price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest.

Short-Term Debt

U.S. Receivables Securitization Facility—Our U.S. accounts receivable securitization facility provides for up to $1,000 million of liquidity through the sale or contribution of trade receivables by certain of our U.S. subsidiaries to a wholly owned, bankruptcy-remote subsidiary on an ongoing basis and without recourse. The bankruptcy-remote subsidiary may then, at its option and subject to a borrowing base of eligible receivables, sell undivided interests in the pool of trade receivables to financial institutions participating in the facility. We are responsible for servicing the receivables. In the event of liquidation, the bankruptcy-remote subsidiary’s assets will be used to satisfy the claims of its creditors prior to any assets or value in the bankruptcy-remote subsidiary becoming available to us. At March 31, 2014, availability under this facility was $1,000 million, as there were no borrowings or letters of credit outstanding under the facility.

At March 31, 2014 and 2013, our weighted average interest rates on outstanding short-term debt were 0.7% and 0.6%, respectively.

Debt Discount and Issuance Costs Included in Interest Expense—Amortization of debt discounts and debt issuance costs in the three months ended March 31, 2014 and 2013 resulted in amortization expense of $9 million and $6 million, respectively, which is included in Interest expense in the Consolidated Statements of Income.

7.	Financial Instruments

Cash Concentration—Our cash equivalents are placed in high-quality commercial paper, money market funds and time deposits with major international banks and financial institutions.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Marketable Securities—We invest cash not required for operations in investment grade securities for periods not exceeding two years. Investments in securities with original maturities of three months or less are classified as Cash and cash equivalents. At March 31, 2014 and December 31, 2013, we had marketable securities classified as Cash and cash equivalents of $2,127 million and $3,482 million, respectively.

We also have investments in marketable securities classified as available-for-sale. These securities, which are included in Short-term investments on the Consolidated Balance Sheets, are carried at estimated fair value with unrealized gains and losses recorded as a component of Accumulated Other Comprehensive Income (“AOCI”). We periodically review our available-for-sale securities for other-than-temporary declines in fair value below the cost basis, and when events or changes in circumstances indicate the carrying value of an asset may not be recoverable, the investment is written down to fair value, establishing a new cost basis.

Repurchase Agreements—We have invested in tri-party repurchase agreements. Under these agreements, we make cash purchases of securities according to a pre-agreed profile from our counterparties. The counterparties have an obligation to repurchase, and we have an obligation to sell, the same or substantially the same securities at a pre-defined date for a price equal to the purchase price plus interest. These securities, which pursuant to our policy are held by a third-party custodian must generally have a minimum collateral value of 102%, secure the counterparty’s obligation to repurchase the securities. Our investment in these tri-party repurchase agreements, which mature within the next twelve months, are treated as short-term loans receivable and are reflected in Prepaid expenses and other current assets on our Consolidated Balance Sheets.

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

Foreign Currency Rates—We have significant worldwide operations. The functional currencies of our consolidated subsidiaries through which we operate are primarily the U.S. dollar and the euro. We enter into transactions denominated in currencies other than our designated functional currencies. As a result, we are exposed to foreign currency risk on receivables and payables. We maintain risk management control policies intended to monitor foreign currency risk attributable to both our outstanding foreign currency balances and our future commitments. These control policies involve the centralization of foreign currency exposure management, the offsetting of exposures and the estimating of expected impacts of changes in foreign currency rates on our earnings. We enter into foreign currency forward contracts to reduce the effects of our net currency exchange exposures. At March 31, 2014, foreign currency forward contracts in the notional amount of $166 million, maturing in April 2014 through July 2014, were outstanding.

For forward contracts that economically hedge recognized monetary assets and liabilities in foreign currencies, no hedge accounting is applied. Changes in the fair value of foreign currency forward contracts, which are reported in the Consolidated Statements of Income, are offset in part by the currency translation results recognized on the assets and liabilities.

Foreign Currency Gain (Loss)—Other income, net, in the Consolidated Statements of Income reflected a loss of $1 million and a gain of $4 million for the three months ended March 31, 2014 and 2013, respectively.

Forward-Starting Interest Rate Swaps—In July 2013, we entered into forward-starting interest rate swaps with notional values totaling $1,500 million to hedge the intra-day risk of changes in the forward U.S. Treasury rates for fixed-rate debt issuances in 2013. These forward starting interest rate swaps were terminated contemporaneously

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

with the pricing of $750 million of guaranteed notes due 2023 and $750 million of guaranteed notes due 2043. In February 2014, we entered into forward-starting interest rate swaps with a total notional value of $500 million to hedge the risk of fluctuations in the forward USD 30 Year LIBOR Swap rate for anticipated fixed-rate debt issuances in 2014. The swap was terminated upon issuance of the $1,000 million of guaranteed notes due 2044. We designated these forward-starting interest rate swaps as cash flow hedges.

We paid cash of $17 million to settle the liabilities related to these swaps agreements. The related deferred losses were recognized in AOCI and are being amortized as an increase to interest expense over the life of the related guaranteed note issuances using the effective interest method.

As of March 31, 2014, less than $1 million (on a pretax basis) is scheduled to be reclassified as an increase to interest expense over the next twelve months.

Available-for-Sale Securities—The following table summarizes the cost, gross unrealized gains and losses, and fair value of available-for-sale securities measured on a recurring basis that are outstanding as of March 31, 2014. Refer to Note 8, Fair Value Measurement, for additional information regarding the fair value of available-for-sale securities.

	March 31, 2014
		Gross	Gross
		Unrealized	Unrealized	Fair
Millions of dollars	Cost	Gains	Losses	Value
Commercial paper	$1,075	$ - -	$ - -	$1,075
Bonds	177	- -	- -	177
Certificates of deposit	150	- -	- -	150

Total available-for-sale securities	$1,402	$ - -	$ - -	$1,402

As of March 31, 2014, the commercial paper securities held by the Company had maturities between two and ten months, bonds had maturities between two and twenty-two months and certificates of deposit mature within twenty-two months.

The fair value and unrealized losses related to available-for-sale securities that were in an unrealized loss position for less than twelve months as of March 31, 2014 were less than $1 million.

None of our available-for-sale securities matured or were sold during the three month period ending March 31, 2014. Accordingly, there were no proceeds, realized gains or realized losses related to the sale or maturity of these securities recognized during that time.

In addition, no losses related to other-than-temporary impairments of our available-for-sale investments have been recorded in Accumulated other comprehensive income during the three month period ended March 31, 2014.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Instruments—The following table summarizes derivative and non-derivative financial instruments outstanding as of March 31, 2014 and December 31, 2013 that are measured at fair value on a recurring basis. Refer to Note 8, Fair Value Measurement, for additional information regarding the fair value of derivative and non-derivative financial instruments.

		March 31, 2014		December 31, 2013
	Balance Sheet	Notional	Fair	Notional	Fair
Millions of dollars	Classification	Amount	Value	Amount	Value
Assets–
Derivatives:
Embedded derivatives	Prepaid expenses and other current assets	$21	$2	$47	$3
Foreign currency	Prepaid expenses and other current assets	15	- -	155	1
Non-derivatives:
Available-for sale securities	Short-term investments	1,402	1,402	- -	- -

		$1,438	$1,404	$202	$4

Liabilities–
Derivatives:
Commodities	Accrued liabilities	$97	$1	$646	$4
Embedded derivatives	Accrued liabilities	26	1	- -	- -
Foreign currency	Accrued liabilities	151	1	17	- -
Non-derivatives:
Performance share awards	Accrued liabilities	13	13	- -	- -
Performance share awards	Other liabilities	7	7	14	14

		$294	$23	$677	$18

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the pretax effect of derivative instruments charged directly to income.

	Effect of Financial Instruments
	Three Months Ended March 31, 2014
		Gain (Loss)	Additional
	Gain (Loss)	Reclassified	Gain (Loss)
	Recognized	from AOCI	Recognized	Income Statement
Millions of dollars	in AOCI	to Income	in Income	Classification
Derivatives designated as cash-flow hedges:
Forward interest rate swaps	$(17)	$ - -	$(1)	Interest expense
Derivatives not designated as hedges:
Embedded derivatives	- -	- -	(2)	Cost of sales
Foreign currency	- -	- -	2	Other income, net

	$(17)	$ - -	$(1)

	Three Months Ended March 31, 2013
		Gain (Loss)	Additional
	Gain (Loss)	Reclassified	Gain (Loss)
	Recognized	from AOCI	Recognized	Income Statement
Millions of dollars	in AOCI	to Income	in Income	Classification
Derivatives not designated as hedges:
Commodities	$ - -	$ - -	$(8)	Cost of sales
Embedded derivatives	- -	- -	3	Cost of sales
Foreign currency	- -	- -	5	Other income, net

	$ - -	$ - -	$ - -

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	Fair Value Measurement

The following table presents the financial instruments outstanding as of March 31, 2014 and December 31, 2013 that are measured at fair value on a recurring basis.

	March 31, 2014
Millions of dollars	Fair Value	Level 1		Level 2		Level 3
Assets–
Derivatives:
Embedded derivatives	$2	$	- -		$2	$	- -
Non-derivatives:
Available-for-sale securities	1,402		- -		1,402		- -

	$1,404	$	- -		$1,404	$	- -

Liabilities–
Derivatives:
Commodities	$1		$1	$	- -	$	- -
Embedded derivatives	1		- -		1		- -
Foreign currency	1		- -		1		- -
Non-derivatives:
Performance share awards	20		20		- -		- -

	$23		$21		$2	$	- -

	December 31, 2013
Assets–	Fair Value	Level 1		Level 2		Level 3
Derivatives:
Embedded derivatives	$3	$	- -		$3	$	- -
Foreign currency	1		- -		1		- -

	$4	$	- -		$4	$	- -

Liabilities–
Derivatives:
Commodities	$4		$4	$	- -	$	- -
Non-derivatives:
Performance share awards	14		14		- -		- -

	$18		$18	$	- -	$	- -

There were no financial instruments measured on a recurring basis using Level 3 inputs and no transfers between Level 1 and Level 2 during the three months ended March 31, 2014 and the year ended December 31, 2013.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the carrying value and estimated fair value of our financial instruments that are not measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013. Short-term loans receivable and short-term and long-term debt are recorded at amortized cost in the Consolidated Balance Sheets. The carrying and fair values of short-term and long-term debt exclude capital leases.

	March 31, 2014
	Carrying	Fair
Millions of dollars	Value	Value	Level 1		Level 2	Level 3
Non-derivatives:
Assets:
Short-term loans receivable	$275	$275	$	- -	$275	$ - -

Liabilities:
Short-term debt	$58	$58	$	- -	$47	$11
Long-term debt	6,766	7,506		- -	7,497	9

Total	$6,824	$7,564	$	- -	$7,544	$20

	December 31, 2013
	Carrying	Fair
Millions of dollars	Value	Value	Level 1		Level 2	Level 3
Non-derivatives:
Liabilities:
Short-term debt	$58	$55	$	- -	$44	$11
Long-term debt	5,772	6,382		- -	6,378	4

Total	$5,830	$6,437	$	- -	$6,422	$15

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

Available-for-Sale Securities—Fair value is calculated using observable market data for similar securities and broker quotes from recognized purveyors of market data.

Short-Term Loans Receivable—Valuations are based on discounted cash flows, which consider prevailing market rates for the respective instrument maturity in addition to corroborative support from the minimum underlying collateral requirements.

Long-Term Debt—Fair value is calculated based on non-binding broker quotes obtained from well-established and recognized vendors of market data for debt valuations.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Short-Term Debt—Fair values of short-term borrowings related to precious metal financing arrangements are determined based on the price of the associated precious metal.

9.	Pension and Other Postretirement Benefits

Net periodic pension benefits included the following cost components for the periods presented:

	Three Months Ended March 31,
	2014		2013
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$11	$8	$12	$18
Interest cost	22	11	20	10
Expected return on plan assets	(39)	(6)	(34)	(5)
Settlements (gain) loss	- -	(1)	- -	2
Prior service cost amortization	- -	1	- -	1
Actuarial and investment loss amortization	- -	1	6	- -

Net periodic pension benefit (credits) costs	$(6)	$14	$4	$26

Net periodic other postretirement benefits included the following cost components for the periods presented:

	Three Months Ended March 31,
	2014			2013
Millions of dollars	U.S.	Non-U.S.		U.S.	Non-U.S.
Service cost	$1	$	- -	$1	$	- -
Interest cost	4		1	3		1
Actuarial loss amortization	2		- -	1		- -

Net periodic benefit costs	$7		$1	$5		$1

The Company contributed $23 million to its pension plans during the three months ended March 31, 2014, which consisted of $3 million and $20 million to its U.S. and non-U.S. pension plans, respectively.

10.	Income Taxes

Our effective income tax rate for the first quarter of 2014 was 28.9% compared with 28.3% for the first quarter of 2013. Our effective tax rate fluctuates based on, among other factors, changes in pretax income in countries with varying statutory tax rates, the U.S. domestic production activity deduction, changes in valuation allowances and changes in unrecognized tax benefits. Compared with the first quarter of 2013, the effective tax rate for the first quarter of 2014 was higher primarily due to increases in taxable foreign exchange gains and changes in valuation allowances, which were partially offset by an increase in non-taxable income.

We monitor income tax legislative developments in countries where we are tax resident. Management does not believe that recent changes in income tax laws in our tax resident countries will have a material impact on our Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.	Commitments and Contingencies

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

Environmental Remediation—Our accrued liability for future environmental remediation costs at current and former plant sites and other remediation sites totaled $116 million and $120 million as of March 31, 2014 and December 31, 2013, respectively. At March 31, 2014, the accrued liabilities for individual sites range from less than $1 million to $23 million. The remediation expenditures are expected to occur over a number of years, and not to be concentrated in any single year. In our opinion, it is reasonably possible that losses in excess of the liabilities recorded may have been incurred. However, we cannot estimate any amount or range of such possible additional losses. New information about sites, new technology or future developments such as involvement in investigations by regulatory agencies, could require us to reassess our potential exposure related to environmental matters.

The following table summarizes the activity in our accrued environmental liability included in “Accrued liabilities” and “Other liabilities:”

	Three Months Ended March 31,
Millions of dollars	2014	2013
Beginning balance	$120	$126
Amounts paid	(2)	(1)
Foreign exchange effects	- -	(2)
Other	(2)	- -

Ending balance	$116	$123

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

Indemnification—We are parties to various indemnification arrangements, including arrangements entered into in connection with acquisitions, divestitures and the formation of joint ventures. Pursuant to these arrangements, we provide indemnification to and/or receive indemnification from other parties in connection with liabilities that may arise in connection with the transactions and in connection with activities prior to completion of the transactions. These indemnification arrangements typically include provisions pertaining to third party claims relating to environmental and tax matters and various types of litigation. As of March 31, 2014, we had not accrued any significant amounts for our indemnification obligations, and we are not aware of circumstances that would likely lead to significant future indemnification obligations. We cannot determine with certainty the potential amount of future payments under the indemnification arrangements until events arise that would trigger a liability under the arrangements.

As part of our technology licensing contracts, we give indemnifications to our licensees for liabilities arising from possible patent infringement claims with respect to certain proprietary licensed technologies. Such indemnifications have a stated maximum amount and generally cover a period of five to ten years.

12.	Stockholders’ Equity

Dividend Distributions—On March 17, 2014, we paid a cash dividend of $0.60 per share for an aggregate of $327 million to shareholders of record on March 3, 2014, with an ex-dividend date of February 27, 2014.

On April 16, 2014, our Management Board was authorized by the Supervisory Board to declare an interim dividend of $0.70 per share. This dividend, which represents a 17% increase over our first quarter 2014 interim dividend, will be paid on May 12, 2014 to shareholders of record on April 28, 2014, with an ex-dividend date of April 24, 2014.

Share Repurchase Programs—In May 2013, our Supervisory Board announced a share repurchase program under which we may repurchase up to 10% of our outstanding ordinary shares through the end of May 2014. These repurchases, which are determined at the discretion of our Management Board, may be executed from time to time through open market or privately negotiated transactions. The repurchased shares are recorded as Treasury stock and may be retired or used for general corporate purposes, including for various employee benefit and compensation plans. During the three months ended March 31, 2014, we have repurchased approximately 15 million shares for $1,314 million at an average price of $87.29 per share, including commissions. Due to the timing of settlements, total cash paid for these share repurchases for the three months ended March 31, 2014 was $1,201 million.

On April 16, 2014, our shareholders approved a proposal to authorize us to repurchase up to an additional 10% of our outstanding ordinary shares over the next eighteen months. The purchases may be executed from time to time through open market or privately negotiated transactions.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Ordinary Shares—The changes in the outstanding amounts of ordinary shares are as follows:

	Three Months Ended March 31,
	2014	2013
Ordinary shares outstanding:
Beginning balance	548,824,138	575,216,709
Share-based compensation	96,605	189,957
Warrants exercised	- -	5,816
Employee stock purchase plan	5,674	5,621
Purchase of ordinary shares	(15,048,816)	- -

Ending balance	533,877,601	575,418,103

Treasury Shares—The changes in the amounts of treasury shares held by the Company are as follows:

	Three Months Ended March 31,
	2014	2013
Ordinary shares held as treasury shares:
Beginning balance	29,607,877	3,206,033
Share-based compensation	(96,605)	(189,957)
Warrants exercised	- -	1,608
Employee stock purchase plan	(5,674)	(5,621)
Purchase of ordinary shares	15,048,816	- -

Ending balance	44,554,414	3,012,063

Accumulated Other Comprehensive Income—The components of, and after-tax changes in, Accumulated other comprehensive income as of and for the three months ended March 31, 2014 are presented in the following table:

Millions of dollars	Financial Derivatives		Defined Benefit Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustments	Total
Balance – January 1, 2014	$	- -	$(140)	$236	$96
Other comprehensive income (loss) before reclassifications		(13)	(6)	18	(1)
Amounts reclassified from accumulated other comprehensive income		- -	3	- -	3

Net other comprehensive income		(13)	(3)	18	2

Balance – March 31, 2014		$(13)	$(143)	$254	$98

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amounts reclassified out of each component of Accumulated other comprehensive income for the three months ended March 31, 2014 are as follows:

Millions of dollars	Three Months Ended March 31, 2014	Affected line item on the Consolidated Statements of Income
Reclassification adjustments for:
Defined benefit pension and other postretirement plan items:
Amortization of:
Prior service cost	$1
Actuarial loss	3

Reclassifications, before tax	4
Income tax expense	1	Provision for income taxes

Amounts reclassified out of Accumulated other comprehensive income	$3

Amortization of Prior service cost and Actuarial loss are included in the computation of net periodic pension and other postretirement benefit costs (see Note 9).

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.	Per Share Data

Basic earnings per share is based upon the weighted average number of shares of common stock outstanding during the periods. Diluted earnings per share includes the effect of certain stock option awards and other equity-based compensation awards. We have unvested restricted stock units that are considered participating securities for earnings per share.

Earnings per share data and dividends declared per share of common stock are as follows:

	Three Months Ended March 31,
	2014			2013
Millions of dollars	Continuing Operations	Discontinued Operations		Continuing Operations	Discontinued Operations
Net income (loss)	$943		$1	$906		$(6)
Less: net loss attributable to non-controlling interests	1		- -	1		- -

Net income (loss) attributable to the Company shareholders	944		1	907		(6)
Net income attributable to participating securities	(2)		- -	(3)		- -

Net income (loss) attributable to ordinary shareholders – basic and diluted	$942		$1	$904		$(6)

Millions of shares, except per share data
Basic weighted average common stock outstanding	544		544	574		574
Effect of dilutive securities:
Stock options	4		4	4		4

Potential dilutive shares	548		548	578		578

Earnings (loss) per share:
Basic	$1.73	$	- -	$1.57		$(0.01)

Diluted	$1.72	$	- -	$1.56		$(0.01)

Millions of shares, except per share data
Participating securities	1.7		1.7	2.7		2.7

Dividends declared per share of common stock	$0.60	$	- -	$0.40	$	- -

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.	Segment and Related Information

Our operations are managed through five operating segments, as shown below. We disclose the results of each of our operating segments in accordance with ASC 280, Segment Reporting. Each of our operating segments is separately managed by a senior executive reporting directly to our Chief Executive Officer, the chief operating decision maker. Discrete financial information is available for each of the segments and our Chief Executive Officer uses the operating results of each of the operating segments for performance evaluation and resource allocation. The activities of each of our segments from which they earn revenues and incur expenses are described below:

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

In the first quarter of 2014, the chief operating decision maker began using EBITDA as the single measure for reviewing our segments’ profitability and therefore, in accordance with ASC 280, Segment Reporting, we have presented EBITDA for all segments. We define EBITDA as earnings before interest, taxes and depreciation and amortization. All periods have been restated to reflect this change. Intercompany eliminations and items that are not directly related or allocated to business operations are included in “Other.”

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized financial information concerning reportable segments is shown in the following table for the periods presented:

	Three Months Ended March 31, 2014
Millions of dollars	O&P– Americas	O&P– EAI	I&D	Refining	Technology	Other		Total
Sales and other operating revenues:
Customers	$2,378	$3,707	$2,405	$2,537	$108	$	- -	$11,135
Intersegment	979	71	24	219	28		(1,321)	- -

	3,357	3,778	2,429	2,756	136		(1,321)	11,135

EBITDA	736	356	375	129	76		(4)	1,668

	Three Months Ended March 31, 2013
Millions of dollars	O&P– Americas	O&P– EAI	I&D	Refining	Technology	Other		Total
Sales and other operating revenues:
Customers	$2,300	$3,735	$2,239	$2,290	$105	$	- -	$10,669
Intersegment	944	65	43	178	29		(1,259)	- -

	3,244	3,800	2,282	2,468	134		(1,259)	10,669

EBITDA	898	225	373	20	66		3	1,585

The O&P–EAI segment operating results for the first quarter of 2014 include a $52 million benefit from a settlement under a 2005 indemnification agreement for certain existing and future environmental liabilities.

A reconciliation of EBITDA to Income from continuing operations before income taxes is shown in the following table for each of the periods presented:

	Three Months Ended March 31,
Millions of dollars	2014	2013
EBITDA:
Total segment EBITDA	$1,672	$1,582
Other EBITDA	(4)	3
Less:
Depreciation and amortization expense	(256)	(253)
Interest expense	(92)	(71)
Add:
Interest income	6	2

Income from continuing operations before income taxes	$1,326	$1,263

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

Our results for the first quarter of 2014 reflect business fundamentals that remained strong and relatively unchanged despite challenges presented by maintenance activities and severe weather in the U.S. and subsequent volatility in raw material costs. In the U.S., our key raw materials continue to be in abundant supply, with the price of ethane tracking natural gas prices. Although natural gas prices increased during the first quarter in the face of record low winter temperatures, the pricing we see currently is reflective of the strength of the U.S. shale developments.

Significant items that affected our results during the first quarter of 2014 relative to the same period in 2013 include:

•

Lower U.S. olefins production volumes, negatively affecting O&P–Americas’ results, due to operating issues and higher ethylene purchases in preparation for a major olefins turnaround that began in late March 2014;

•	Improved polyolefins results, benefitting both O&P segments in the first quarter of 2014 driven by supply constraints in the U.S. and by modest improvement in product demand in Europe;

•	Higher crude processing rates at our Houston refinery relative to the first quarter of 2013, which was negatively impacted by a major turnaround of one of our crude and coker units;

•	Stronger acetyls results benefitting our I&D segment’s performance as a result of the restart of our methanol plant in Channelview, Texas, in December 2013; and

•	Lower oxyfuels margins, negatively affecting I&D results due to a decline in MTBE prices and lower butane to gasoline spreads in the first quarter of 2014 relative to the corresponding 2013 period.

Other noteworthy items since the beginning of the year include the following:

•

On April 16, 2014, our shareholders authorized the repurchase of up to an additional 10% of our outstanding ordinary shares over the next eighteen months through open market or privately negotiated transactions;

•	We repurchased approximately 15 million of our ordinary shares during the first quarter of 2014;

•

Our Management Board received authorization on April 16, 2014 to declare an interim dividend of $0.70 per share, representing an increase of $0.10 per share, or 17%, over our first quarter 2014 interim dividend. The dividend will be paid May 12, 2014 to shareholders of record on April 28, 2014;

•	Our corporate credit rating and our senior unsecured debt rating were raised by Standard & Poor’s in January 2014 to BBB+ and BBB, respectively;

•	Our wholly owned subsidiary, LYB International Finance B.V., issued $1 billion of 4.875% unsecured notes; and

•	We continued construction of ethylene expansions at our La Porte and Channelview, Texas facilities, and completed a 200 million pound per year polyethylene expansion of our Matagorda, Texas facility.

Results of operations for the periods discussed are presented in the table below.

	Three Months Ended March 31,
Millions of dollars	2014	2013
Sales and other operating revenues	$11,135	$10,669
Cost of sales	9,577	9,153
Selling, general and administrative expenses	186	213
Research and development expenses	32	36

Operating income	1,340	1,267
Interest expense	(92)	(71)
Interest income	6	2
Other income, net	11	6
Income from equity investments	61	59
Provision for income taxes	383	357

Income from continuing operations	943	906
Income (loss) from discontinued operations, net of tax	1	(6)

Net income	$944	$900

RESULTS OF OPERATIONS

Revenues—Revenues increased by $466 million in the first quarter of 2014 relative to the first quarter of 2013. The increase was primarily due to higher sales volumes, which contributed 7% to the increase. Volumes increased primarily due to higher crude processing rates at our Houston refinery and the December 2013 restart of our methanol plant in Channelview, Texas. These volume improvements were offset in part by lower olefins sales volumes in our O&P–Americas segment and lower polypropylene sales volumes in our O&P–EAI segment.

The benefit to revenues from higher sales volumes was partially offset by lower average sales prices. Lower average sales prices, mitigated by a slight favorable impact from changes in foreign exchange rates, caused a 3% decrease in revenues in the first quarter of 2014 compared to the first quarter of 2013. The decline in revenues due to lower average sales prices for refined products, oxyfuels and olefins was partially offset by higher average sales prices for acetyls, primarily methanol, and polyolefins.

Cost of Sales—Cost of sales increased by $424 million in the first quarter of 2014 compared to the first quarter of 2013. The higher costs of natural gas, ethane and propane feedstocks used in our O&P–Americas segment and the higher cost of propylene used in our I&D segment contributed to the increase in our first quarter 2014 cost of sales. These increased costs were offset in part by lower costs for crude oil and naphtha used in our Refining and O&P–EAI segments, respectively.

Operating Income—Operating income, which increased by $73 million in the first quarter of 2014 compared to the first quarter of 2013, included a benefit of $52 million related to the settlement of certain existing and future environmental liabilities under a 2005 indemnification agreement.

The benefits from the higher operating results of our Refining, O&P–EAI and Technology segments, which were substantially offset by lower operating results for our O&P–Americas segment, led to the remaining $21 million increase in operating income. Operating results for each of our business segments are discussed further in the “Segment Analysis” section below.

Interest Expense—Interest expense increased by $21 million in the first quarter of 2014 relative to the first quarter of 2013, primarily due to the increased interest expense as a result of our issuance of 4% guaranteed notes due 2023 and 5.25% guaranteed notes due 2043 in July 2013 and 4.875% guaranteed notes due 2044 in February 2014.

Income Tax—Our effective income tax rate for the first quarter of 2014 was 28.9% compared with 28.3% for the first quarter of 2013.

Our effective tax rate fluctuates based on, among other factors, changes in pretax income in countries with varying statutory tax rates, the U.S. domestic production activity deduction, changes in valuation allowances and changes in unrecognized tax benefits. Compared with the first quarter of 2013, the effective tax rate for the first quarter of 2014 was higher primarily due to increases in taxable foreign exchange gains and changes in valuation allowances, which were partially offset by an increase in non-taxable income.

We monitor income tax legislative developments in countries where we are tax resident. Management does not believe that recent changes in income tax laws in our tax resident countries will have a material impact on our Consolidated Financial Statements.

Comprehensive Income—Comprehensive income was $947 million in the first quarter of 2014 and $713 million in the first quarter of 2013. The increase in comprehensive income was primarily due to the impacts of foreign currency translation adjustments and higher net income in the first quarter of 2014 relative to the first quarter of 2013.

The predominant local currency of our operations outside the United States is the euro, which increased relative to the value of the U.S. dollar during the first quarter of 2014, but decreased during the first quarter of 2013, resulting in gains and losses as reflected on the Consolidated Statements of Comprehensive Income.

Segment Analysis

We use earnings before interest, income taxes, and depreciation and amortization (“EBITDA”) as our measure of profitability for segment reporting purposes. This measure of segment operating results is used by our chief operating decision maker to assess the performance of and allocate resources to our operating segments. Intercompany eliminations and items that are not directly related or allocated to business operations are included in “Other.” For additional information related to our operating segments, as well as a reconciliation of EBITDA to its nearest GAAP measure, Income from continuing operations before tax, see Note 14, Segment and Related Information, to our Consolidated Financial Statements.

Our continuing operations are divided into five reportable segments: O&P–Americas; O&P–EAI; I&D; Refining; and Technology.

	Three Months Ended March 31,
Millions of dollars	2014	2013
Sales and other operating revenues:
O&P–Americas segment	$3,357	$3,244
O&P–EAI segment	3,778	3,800
I&D segment	2,429	2,282
Refining segment	2,756	2,468
Technology segment	136	134
Other, including intersegment eliminations	(1,321)	(1,259)

Total	$11,135	$10,669

EBITDA:
O&P–Americas segment	$736	$898
O&P–EAI segment	356	225
I&D segment	375	373
Refining segment	129	20
Technology segment	76	66
Other, including intersegment eliminations	(4)	3

Total	$1,668	$1,585

Income from equity investments:
O&P–Americas segment	$4	$4
O&P–EAI segment	54	54
I&D segment	3	1

Total	$61	$59

Olefins and Polyolefins–Americas Segment

Overview—Ethylene produced from natural gas liquids (“NGLs”) in North America remains lower in cost than ethylene produced from crude oil-based liquids, despite increases in the cost of certain NGLs during the first quarter of 2014. Higher cost naphtha and other crude oil-based liquids are the predominant feedstocks in the rest of the world.

Results in the first quarter of 2014 reflected the impacts of lower olefins volumes and margins compared to a particularly strong first quarter of 2013. The unfavorable impact of increasing inventory prior to the major turnaround of our La Porte, Texas olefins plant that began in late March 2014 required the purchase of market-priced ethylene and resulted in lower sales volumes. The negative impact of these lower olefins results was lessened by improved polyolefins margins and volumes during the period.

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

In the first quarters of 2013 and 2014, we used NGLs in approximately 87% of our U.S. ethylene production as industry production economics continued to favor those feedstocks.

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

	Average Benchmark Price and Percent Change Versus Prior Year Period Average
	Three Months Ended March 31,
	2014	2013	Change
Crude oil, dollars per barrel:
WTI	98.61	94.43	4%
LLS	104.36	113.86	(8)%
Natural gas (Henry Hub), dollars per million BTUs	5.01	3.45	45%
United States, cents per pound:
Weighted average cost of ethylene production	20.0	13.8	45%
Ethylene	48.3	48.0	1%
Polyethylene (high density)	76.3	66.7	14%
Propylene - polymer grade	73.3	75.0	(2)%
Polypropylene	88.3	88.0	0%

The following table sets forth selected financial information for the O&P–Americas segment including Income from equity investments, which is a component of EBITDA.

	Three Months Ended March 31,
Millions of dollars	2014	2013
Sales and other operating revenues	$3,357	$3,244
Income from equity investments	4	4
EBITDA	736	898

Revenues—Revenues for our O&P–Americas segment increased by $113 million, or 3%, in the first quarter of 2014 compared to the first quarter of 2013.

In the first quarter of 2014, a 6% increase in revenues from higher average sales prices was partially offset by a 3% decrease in revenues, driven by lower olefins sales volumes. Relative to the first quarter of 2013, higher average sales prices primarily reflect higher polyolefins sales prices, particularly polyethylene, offset in part by lower sales prices for olefins. Supply constraints due to competitor outages and improved domestic demand resulted in the higher polyethylene prices during the first quarter of 2014.

Sales volumes for olefins were lower primarily due to the build of inventory in preparation of the second quarter 2014 turnaround of our LaPorte, Texas facility and planned and unplanned maintenance activities at other sites. Our efforts to build inventory for the turnaround resulted in fewer sales into the spot market during the first quarter of 2014, which also contributed to the decline in olefins volumes. The impact of lower olefins volumes was slightly mitigated by higher polyethylene and polypropylene sales volumes due largely to stronger domestic demand.

EBITDA—EBITDA decreased by $162 million, or 18%, in the first quarter of 2014 compared to the first quarter of 2013.

EBITDA declined by 30% due to the decrease in sales volumes discussed above, but was offset in part by a 12% increase to EBITDA as a result of higher margins. Results in the first quarter of 2014 were negatively impacted by olefins and polyolefins weather-related outages and maintenance activities as well as ethylene purchases associated with the build of inventory in preparation for the turnaround of our La Porte, Texas olefins facility.

The positive impact of higher polyolefins margins, particularly for polyethylene, more than offset a decline in olefins margins during the first quarter of 2014.

Higher average sales prices, particularly for polyethylene, led to the higher polyolefins margins. Industry supply constraints and higher domestic demand in the first quarter of 2014 contributed to the increase in polyethylene sales prices. Lower average sales prices for ethylene and an increase in the cost of our ethylene production as compared to the first quarter 2013, which experienced particularly strong results, led to the lower olefins margins. The higher cost of ethylene production reflected the impact of lower co-product prices, higher natural gas costs and the higher cost of NGL feedstocks, ethane and propane.

Olefins and Polyolefins–Europe, Asia and International Segment

Overview—Although results for the O&P–EAI segment have improved in the first quarter of 2014 compared to the same period in 2013, market conditions remain weak in Europe. Higher operating results for the first quarter of 2014 primarily reflect improved margins offset in part by lower sales volumes relative to 2013. Lower feedstock costs more than offset the lower average sales prices, resulting in higher margins. Sales volumes were negatively impacted by a reduction in the level of polypropylene that we marketed for our Al Waha joint venture due to a scheduled turnaround and by the closure of one of our facilities in Australia in December 2013.

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

	Average Benchmark Price and Percent Change Versus Prior Year Period Average
	Three Months Ended March 31,
	2014	2013	Change
Brent crude oil, dollars per barrel	107.87	112.64	(4)%
Western Europe benchmark prices, €0.01 per pound:
Weighted average cost of ethylene production	32.9	36.2	(9)%
Ethylene	54.7	58.6	(7)%
Polyethylene (high density)	56.1	61.2	(8)%
Propylene	51.3	50.6	1%
Polypropylene (homopolymer)	59.9	59.1	1%

Average exchange rate, $US per €	1.37	1.32	4%

The following table sets forth selected financial information for the O&P–EAI segment including Income from equity investments, which is a component of EBITDA.

	Three Months Ended March 31,
Millions of dollars	2014	2013
Sales and other operating revenues	$3,778	$3,800
Income from equity investments	54	54
EBITDA	356	225

Revenues—Revenues decreased by $22 million, or 1%, in the first quarter of 2014 compared to the first quarter of 2013.

Revenues in the first quarter of 2014 declined as a result of slightly lower sales volumes. Favorable changes in foreign exchange rates during the period partly offset the negative impact of lower sales volumes. First quarter 2014 average sales prices were relatively unchanged from the first quarter of 2013.

Lower sales volumes, mainly for polypropylene, resulted in the decrease in revenues in the first quarter of 2014. Our polypropylene sales volumes in Asia and the Middle East were negatively impacted by the first quarter 2014 turnaround of our Al Waha joint venture facility. These volume decreases were slightly mitigated by higher polyethylene and PP compounding volumes in Europe in the first quarter of 2014. The year over year increase in polyethylene volumes reflects the negative impact on polyethylene volumes in the first quarter of 2013 caused by an unplanned outage at our polyethylene plant in Wesseling, Germany. Higher PP compounding volumes in the first quarter of 2014 reflect stronger automotive industry demand relative to the first quarter of 2013.

In the first quarter of 2014, lower average sales prices for olefins and polyethylene were offset by higher average sales prices for polypropylene and PP compounds. Sales prices for olefins generally correlate with the price of naphtha, which was lower in the first quarter of 2014 relative to the first quarter of 2013.

EBITDA—EBITDA increased by $131 million, or 58%, in the first quarter of 2014 compared to the first quarter of 2013.

Higher margins and the impact of the change in volumes discussed above contributed 27% and 8%, respectively, to the improvement in first quarter 2014 EBITDA. Also contributing to the increase was the benefit from a $52 million settlement for certain existing and future environmental claims under a 2005 indemnification agreement.

EBITDA increased in the first quarter of 2014 across most products compared to the first quarter of 2013. Polyethylene margins in Europe improved in the first quarter of 2014 due to the combination of higher average sales prices and lower ethylene feedstock costs. Higher polypropylene results, mainly in Europe, also contributed to the increase in EBITDA, as margin improvements from higher average sales prices more than offset the impact of the lower volumes discussed above. Higher PP compounds results reflected higher sales volumes and margins. Although olefins margins were lower in the first quarter of 2014, the impact of higher volumes more than offset that decrease, resulting in slightly improved olefins EBITDA.

Intermediates and Derivatives Segment

Overview—Results for our I&D segment remained strong in the first quarter of 2014 as decreases in results for oxyfuels and styrene were substantially offset by higher results for acetyls and, to a lesser extent, PO and derivatives.

The following table sets forth selected financial information for the I&D segment including Income from equity investments, which is a component of EBITDA. In addition, the table shows MTBE margins in Northwest Europe (“NWE”).

	Three Months Ended March 31,
Millions of dollars	2014	2013
Sales and other operating revenues	$2,429	$2,282
Income from equity investments	3	1
EBITDA	375	373

Market margins, cents per gallon
MTBE–NWE	63.4	104.9

Revenues—Revenues increased by $147 million, or 6%, in the first quarter of 2014 compared to the first quarter of 2013.

Higher sales volumes increased revenues in the first quarter by 7% as higher acetyls and PO and derivatives sales volumes were partially offset by lower sales volumes for oxyfuels and styrene. The increased acetyls volumes reflect increased sales of methanol as a result of the December 2013 restart of our methanol plant in Channelview, Texas, and increased sales of glacial acetic acid (“GAA”). The year over year increase in GAA sales volumes reflect lower GAA sales volumes in the first quarter of 2013 due to a supplier outage at our LaPorte, Texas acetyls plant during that period. PO derivatives sales volumes, particularly butanediol (“BDO”) and propylene glycol (“PG”), which were higher in the first quarter of 2014, reflect the impacts of competitor outages and the colder than usual winter weather in the U.S., respectively. Decreased sales volumes of MTBE, which reflect shipping delays due to the temporary closure of the Houston Ship Channel, were offset in part by higher ETBE sales in response to the unusually mild winter season in Europe during the first quarter of 2014.

Lower average sales prices for styrene, ethylene glycols and oxyfuels resulted in a 1% decrease in first quarter 2014 revenues. These declines were driven partly by additional supply and pricing pressure in Asia. First quarter 2014 sales prices for oxyfuels also reflected the impact of lower gasoline prices and weak demand for octane blending combined with high gasoline inventories compared to the same period in 2013. The impact of these lower sales prices was offset in part by higher average sales prices for acetyls, driven by supply constraints as a result of industry outages, and PO and derivatives, in addition to favorable foreign exchange effects.

EBITDA—EBITDA was relatively unchanged in the first quarter of 2014 compared to the first quarter of 2013.

The increase in first quarter 2014 volumes discussed above resulted in a 19% increase in EBITDA relative to the first quarter of 2013. This benefit was substantially offset by a decrease in EBITDA of 18% caused by the impact of lower margins in the first quarter of 2014. The higher cost of natural gas and shipping delays related to the temporary closure of the Houston Ship Channel in the latter part of the quarter contributed approximately $15 million and $10 million, respectively, to the decline in first quarter 2014 EBITDA.

Declines in oxyfuels, styrene and PO and derivatives margins were partially offset by higher acetyls margins during the first quarter of this year. The impact of the restart of our methanol plant in Channelview, Texas discussed above contributed approximately $50 million to EBITDA in the first quarter of 2014. Lower average sales prices coupled with higher feedstock costs, particularly for natural gas and propylene, led to the decline in margins in the first quarter of 2014 over the first quarter of 2013. In the first quarter of 2014, oxyfuels results were negatively impacted by lower average sales prices for MTBE and a compressed gasoline to butane spread, as well as a shift in the level of sales between regions.

The impact of lower styrene sales volumes due to excess supply and lower margins, which reflect lower average sales prices and the higher cost of benzene feedstock during the period, led to the lower first quarter 2014 styrene results. These declines were offset in part by strong acetyls performance and to a lesser extent, higher PO and derivative results. Higher acetyls results in the first quarter of 2014 reflected higher margins, particularly for methanol, coupled with the increase in sales volumes discussed above. Higher average sales prices and the lower cost of ethylene feedstock, which was offset in part by the higher cost of natural gas, led to the improvement in acetyls margins. Improved PO and derivatives results reflect the higher sales volumes discussed above partly offset by lower margins driven by higher propylene raw material costs.

Refining Segment

Overview—Results for the first quarter of 2014 improved over the first quarter of 2013, which was negatively impacted by a major turnaround. Crude processing rates returned to a more normal level in the first quarter of 2014 and margins improved over the prior year period.

The following table sets forth selected financial information and heavy crude oil processing rates for the Refining segment and the U.S. refining market margins for the applicable periods. Light Louisiana Sweet, or “LLS” is a light crude oil, while “Maya” is a heavy crude oil.

	Three Months Ended March 31,
Millions of dollars	2014	2013
Sales and other operating revenues	$2,756	$2,468
EBITDA	129	20

Heavy crude processing rates, thousands of barrels per day	247	173

Market margins, dollars per barrel
Light crude oil – 2-1-1	$13.18	$11.53
Light crude – Maya differential	15.08	11.17

Total Maya 2-1-1	$28.26	$22.70

Revenues—Revenues increased by $288 million, or 12%, in the first quarter of 2014 compared to the first quarter of 2013.

Higher sales volumes increased revenues by 23% in the first quarter of 2014, largely due to an increase in crude processing rates over the prior year period. Crude processing rates were negatively impacted in the first quarter of 2013 by a major scheduled turnaround. This increase was partly offset by lower average refined product prices, which decreased revenues by 11% in the first quarter of 2014.

EBITDA—EBITDA increased by $109 million, or 545%, in the first quarter of 2014 compared to the first quarter of 2013.

The effect of higher volumes discussed above and margin improvements contributed 320% and 225%, respectively, to the increase in first quarter 2014 EBITDA.

Improved refining margins in the first quarter of 2014 reflect higher heavy crude oil discounts, offset in part by lower gasoline and distillate margins. The increase in the price of natural gas during the first quarter of 2014 had a $10 million impact on EBITDA. First quarter 2014 results were impacted by operating issues with our coking units, which impacted both yields and crude processing rates. These issues prevented the refining business from realizing part of the $5.56 per barrel improvement in the benchmark Maya 2-1-1 margins relative to the first quarter 2013.

Technology Segment

The following table sets forth selected financial information for the Technology segment.

	Three Months Ended March 31,
Millions of dollars	2014	2013
Sales and other operating revenues	$136	$134
EBITDA	76	66

Revenues—Revenues in the first quarter of 2014 were relatively unchanged compared to the first quarter of 2013.

Higher catalyst sales prices and, to a lesser degree, the effect of favorable foreign exchange rates contributed 7% to the revenue increase in the first quarter of 2014 compared to the same 2013 period. This was offset by lower catalyst sales volumes and lower licensing and services income, which each decreased revenues by 3%.

EBITDA—EBITDA increased by $10 million, or 15%, in the first quarter of 2014 compared to the first quarter of 2013. The increase was largely due to the benefit of lower research and development expenses compared to the first quarter of 2013.

FINANCIAL CONDITION

Operating, investing and financing activities of continuing operations, which are discussed below, are presented in the following table:

	Three Months Ended March 31,
Millions of dollars	2014	2013
Source (use) of cash:
Operating activities	$801	$799
Investing activities	(2,011)	(408)
Financing activities	(550)	(234)

Operating Activities—Cash of $801 million provided in the first quarter of 2014 primarily reflected earnings, adjusted for non-cash items, and cash used by the main components of working capital – accounts receivable, inventories and accounts payable.

The $319 million of cash used by the main components of working capital in the first quarter of 2014 reflects increases of $305 million and $105 million in inventories and accounts receivable, respectively, offset by a $91 million increase in accounts payable.

Inventory levels increased across all business segments at the end of the first quarter, compared to year end 2013. Ultra low sulfur diesel and jet fuel inventory levels in our Refining segment, which were lower than normal at year end due to fourth quarter 2013 operating issues, returned to more normal levels in the first quarter. The resulting increase was offset in part by reduced crude inventory at March 31, 2014. Our O&P–EAI olefins and polyolefins inventories increased due to increased naphtha purchases and the timing of shipments to Asia, respectively. The timing of shipments to North America and Japan resulted in increases in I&D segment inventories for MTBE and ETBE during the first quarter of 2014. In the O&P–Americas segment, ethylene and propylene inventories were increased in preparation for a turnaround of our LaPorte, Texas, olefins facility which commenced late in the first quarter. These increases were offset in part by a reduction in polyethylene inventory related to the turnaround of our Matagorda, Texas facility.

The increase in accounts receivable reflects higher sales volumes in our O&P–EAI segment partially offset by price declines in our I&D and Refining segments. Accounts payable increased largely due to higher feedstock costs in our O&P–Americas and I&D segments.

The $799 million of cash provided in the first quarter of 2013 primarily reflected earnings, adjusted for non-cash items, offset in part by contributions to our pension plans and cash used by the main components of working capital – accounts receivable, inventories and accounts payable, and certain payments related to sales rebates, employee bonuses, property taxes and vendor prepayments.

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

Investing Activities—We used cash of $2,011 million and $408 million in investing activities in the first quarters of 2014 and 2013, respectively.

In the first quarter of 2014, we invested cash exceeding our daily operating requirements in investment grade and other high quality instruments. We invest in financial instruments that provide adequate flexibility to redeploy funds as needed to meet our cash flow requirements while maximizing yield. In the first quarter of 2014, we invested $1,397 million in securities, which are deemed available-for-sale and classified as short-term investments, and $275 million in tri-party repurchase agreements classified as short-term loans receivable. See Note 7 to the Consolidated Financial Statements for additional information regarding these investments.

Our capital expenditures in the first quarters of 2014 and 2013 included turnaround activities at several sites, debottlenecks of certain assets to enhance production, expansion projects, railcar purchases and other plant improvement projects.

The following table summarizes capital expenditures for the periods presented:

	Three Months Ended March 31,
Millions of dollars	2014	2013
Capital expenditures by segment:
O&P–Americas	$231	$122
O&P–EAI	33	63
I&D	45	106
Refining	32	93
Technology	2	7

Consolidated capital expenditures of continuing operations	$343	$391

Financing Activities—In the first quarters of 2014 and 2013, our financing activities used cash of $550 million and $234 million, respectively.

In the first quarter of 2014, we continued with our share repurchase program, spending $1,201 million to acquire approximately 15 million of our outstanding ordinary shares. We returned an additional $327 million to our shareholders in the first quarter of 2014 through the payment of an interim dividend. In the first quarter of 2013, we paid an interim dividend payment totaling $229 million.

In February 2014, we issued $1,000 million of 4.875% Notes due 2044 and received net proceeds of $988 million. Additional information related to these notes can be found in the Liquidity and Capital Resources section below and in Note 6 to the Consolidated Financial Statements.

Liquidity and Capital Resources—As of March 31, 2014, we had $4,104 million of unrestricted cash and cash equivalents and marketable securities classified as Short-term investments. For additional information related to our purchases of marketable securities, which currently include certificates of deposit, commercial paper and bonds, see the Financing Activities section above and Note 7 to the Consolidated Financial Statements.

At March 31, 2014, we held $811 million of cash in jurisdictions outside of the U.S., principally in the United Kingdom. Less than 1% of our outstanding cash balance is held in a country that has established government imposed currency restrictions that could impede the ability of our subsidiary to transfer funds to us. There currently are no other material legal or economic restrictions that would impede our transfers of cash. We also had total unused availability under our credit facilities of $3,617 million at March 31, 2014, which included the following:

•   $2,000 million under our $2,000 million revolving credit facility.

•   $1,000 million under our $1,000 million U.S. accounts receivable securitization facility. Availability under this facility is subject to a borrowing base of eligible receivables, which is reduced by outstanding borrowings and letters of credit, if any. There were no outstanding borrowings or letters of credit at March 31, 2014.

•   €432 million and $25 million (totaling approximately $617 million) under our €450 million European accounts receivable securitization facility. Availability under this facility is subject to a borrowing base, net of outstanding borrowings. There were no outstanding borrowings under this facility at March 31, 2014.

We also have outstanding letters of credit and bank guarantees totaling $452 million at March 31, 2014 issued under uncommitted credit facilities.

At March 31, 2014, we had total debt, including current maturities, of $6,827 million.

In February 2014, our direct, 100% owned subsidiary, LYB International Finance B.V., issued $1,000 million of 4.875% Notes due 2044 at a discounted price of 98.831%. Proceeds from these notes are being used for general corporate purposes, including repurchases of our ordinary shares. We may temporarily invest funds not needed for these purposes in short-term investments, including marketable securities. Interest payments under these notes commence on September 15, 2014. These unsecured notes, which are fully and unconditionally guaranteed by LyondellBasell Industries N.V., rank equally in right of payment to all of LYB International Finance B.V.’s existing and future unsecured indebtedness and to all of LyondellBasell’s existing and future unsubordinated indebtedness. The notes may be redeemed before the date that is six months prior to the scheduled maturity date at a redemption price equal to the greater of 100% of the principal amount of the notes redeemed and the sum of the present values of the remaining scheduled payments of principal and interest (discounted at the applicable Treasury Yield plus 20 basis points) on the notes to be redeemed. The notes may also be redeemed on or after the date that is six months prior to the final maturity date of the notes at a redemption price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest.

In May 2013, we announced a share repurchase program under which we may repurchase up to 10% of our shares outstanding through the end of May 2014, for a total of approximately 57.6 million shares. Our share repurchase program does not have a stated dollar amount, and purchases may be made through open market purchases, private market transactions or other structured transactions. Repurchased shares may be retired or used for general corporate purposes, including for various employee benefit and compensation plans. As of March 31, 2014, we have purchased 42,407,818 shares under this program for approximately $3,262 million. As of April 25, 2014, we had approximately 8.5 million shares remaining under the current authorization. We expect to repurchase the remaining shares authorized under this program before the end of May 2014. The timing and amount of additional shares repurchased will continue to be determined by our Management Board based on its evaluation of market conditions and other factors.

On April 16, 2014, our shareholders approved a proposal to authorize us to repurchase up to an additional 10% of our outstanding ordinary shares over the next eighteen months. The purchases may be executed from time to time through open market or privately negotiated transactions.

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

We intend to continue to declare and pay quarterly dividends, with the goal of increasing the dividend over time, after giving consideration to our cash balances and expected results from operations. On April 16, 2014, our Management Board was authorized by the Supervisory Board to declare an interim dividend of $0.70 per share.

This dividend, which represents a 17% increase over our first quarter 2014 interim dividend, will be paid on May 12, 2014 to shareholders of record on April 28, 2014, with an ex-dividend date of April 24, 2014.

We believe that our cash on hand, cash from operating activities and proceeds from our credit facilities provide us with sufficient financial resources to meet our anticipated capital requirements and obligations as they come due.

CURRENT BUSINESS OUTLOOK

The industry trends that have developed over the past few years are expected to continue in the near term. Likewise, conditions in our businesses are generally expected to be consistent with recent quarters and seasonal trends. In the second quarter of 2014, we expect significant planned downtime at our La Porte, Texas, facility while we perform normal turnaround maintenance and complete an 800 million pounds per year ethylene expansion. Inventory build-up in preparation for this downtime should enable us to meet our customer demands while helping to mitigate the financial impact on the second quarter of 2014. As we enter the summer driving season, our refining benchmark crack spread is expected to remain relatively unchanged from the first quarter.

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

•

our ability to implement business strategies and execute our growth plans may be negatively affected or restricted by, among other things, our ability to complete projects on time and on budget and other events that may affect our ability to develop projects and strategies;

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market and regulatory risks is described in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2013. Our exposure to such risks has not changed materially in the three months ended March 31, 2014.

Item 4. CONTROLS AND PROCEDURES

As of March 31, 2014, with the participation of our management, our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) carried out an evaluation, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the Act), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of March 31, 2014.

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

In September 2012, Harris County, Texas filed a lawsuit against our subsidiary, Equistar Chemicals, LP, in Harris County District Court in connection with four emissions events between September 2011 and March 2012 at our manufacturing plant in Channelview, Texas. The complaint alleges a maximum penalty of $200,000. In March 2014, we entered into a Final Judgment with Harris County and the State of Texas, pursuant to which we agreed to pay a civil penalty of $100,000 and attorney’s fees and costs of $20,000.

In September 2013, the Louisiana Department of Environmental Quality (the “LDEQ”) issued a Compliance Order and Notice of Potential Penalty to Equistar Chemicals, LP pertaining to self-reported deviations arising from our Lake Charles, Louisiana polyolefins plant and relating to certain Clean Air Act Title V permit conditions, limits and other requirements. The matter involves deviations reported by us to the LDEQ in semi-annual reports covering 2007 through June 2011. We reasonably believe that LDEQ may assert an administrative penalty demand in this matter in excess of $100,000.

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

Litigation and Other Matters

Information regarding our litigation and other legal proceedings can be found in Note 11, Commitments and Contingencies, to the Consolidated Financial Statements.

Item 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in Item 1A of our 2013 Annual Report on Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs (1)
January 1 – January 31	- -	- -	- -	30,225,236
February 1 – February 28	6,684,000	$83.97	6,684,000	23,541,236
March 1 – March 31	8,364,816	$89.94	8,364,816	15,176,420

Total	15,048,816	$87.29	15,048,816	15,176,420

(1)

On May 22, 2013, we announced a share repurchase program of up to 57,584,238 of our ordinary shares through May 21, 2014. The maximum number of shares that may yet be purchased is not necessarily an indication of the number of shares that will ultimately be purchased.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

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

LYONDELLBASELL INDUSTRIES N.V.

Date: April 29, 2014	/s/ William B. Allen, Jr.
William B. Allen, Jr.
Vice President, Finance
(Principal Accounting Officer)