Form 10-Q
period 2014-06-30
LyondellBasell Industries N.V.
filed 2014-07-25
CIK 1489393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [x] No [    ]

The registrant had 512,328,599 ordinary shares, €0.04 par value, outstanding at July 23, 2014 (excluding 66,103,516 treasury shares).

LYONDELLBASELL INDUSTRIES N.V.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions of dollars, except earnings per share	2014	2013	2014	2013
Sales and other operating revenues:
Trade	$11,924	$10,830	$22,842	$21,244
Related parties	193	273	410	528

	12,117	11,103	23,252	21,772
Operating costs and expenses:
Cost of sales	10,255	9,496	19,832	18,649
Selling, general and administrative expenses	215	208	401	421
Research and development expenses	34	35	66	71

	10,504	9,739	20,299	19,141
Operating income	1,613	1,364	2,953	2,631
Interest expense	(96)	(70)	(188)	(141)
Interest income	7	5	13	7
Other income (expense), net	6	(9)	17	(3)

Income from continuing operations before equity investments and income taxes	1,530	1,290	2,795	2,494
Income from equity investments	68	43	129	102

Income from continuing operations before income taxes	1,598	1,333	2,924	2,596
Provision for income taxes	425	410	808	767

Income from continuing operations	1,173	923	2,116	1,829
Income (loss) from discontinued operations, net of tax	3	4	4	(2)

Net income	1,176	927	2,120	1,827
Net loss attributable to non-controlling interests	2	2	3	3

Net income attributable to the Company shareholders	$1,178	$929	$2,123	$1,830

Earnings per share:
Net income attributable to the Company shareholders —
Basic:
Continuing operations	$2.24	$1.61	$3.96	$3.18
Discontinued operations	0.01	0.01	0.01	- -

	$2.25	$1.62	$3.97	$3.18

Diluted:
Continuing operations	$2.22	$1.60	$3.93	$3.16
Discontinued operations	0.01	0.01	0.01	- -

	$2.23	$1.61	$3.94	$3.16

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions of dollars	2014	2013	2014	2013
Net income	$1,176	$927	$2,120	$1,827
Other comprehensive income, net of tax –
Financial derivatives:
Loss on forward interest rate swaps	- -	- -	(17)	- -
Income tax benefit	- -	- -	(4)	- -

Financial derivatives, net of tax	- -	- -	(13)	- -

Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	1	- -	1	- -

Unrealized gains on available-for-sale securities, net of tax	1	- -	1	- -

Defined pension and other postretirement benefit plans:
Prior service cost arising during the period	- -	- -	- -	(2)
Reclassification adjustment for amortization of prior service cost included in net income	1	1	2	2
Net actuarial loss arising during the period	- -	- -	(16)	- -
Reclassification adjustment for net actuarial loss included in net income	2	7	5	14

Defined pension and other postretirement benefit plans, before tax	3	8	(9)	14
Income tax expense (benefit)	1	3	(8)	6

Defined pension and other postretirement benefit plans, net of tax	2	5	(1)	8

Foreign currency translations adjustment:
Unrealized net change arising during the period	(58)	89	(40)	(104)
Income tax benefit	- -	- -	- -	(2)

Foreign currency translations, net of tax	(58)	89	(40)	(102)

Total other comprehensive income (loss)	(55)	94	(53)	(94)

Comprehensive income	1,121	1,021	2,067	1,733
Comprehensive loss attributable to non-controlling interests	2	2	3	3

Comprehensive income attributable to the Company shareholders	$1,123	$1,023	$2,070	$1,736

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
Millions of dollars	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$2,030	$4,450
Restricted cash	2	10
Short-term investments	1,299	- -
Accounts receivable:
Trade, net	3,993	3,828
Related parties	271	202
Inventories	5,326	5,279
Prepaid expenses and other current assets	784	830

Total current assets	13,705	14,599
Property, plant and equipment at cost	11,835	11,151
Less: Accumulated depreciation	(3,095)	(2,694)

Property, plant and equipment, net	8,740	8,457
Investments and long-term receivables:
Investment in PO joint ventures	418	421
Equity investments	1,702	1,629
Other investments and long-term receivables	58	64
Goodwill	602	605
Intangible assets, net	838	904
Other assets	593	619

Total assets	$26,656	$27,298

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
Millions of dollars, except shares and par value data	2014	2013
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$3	$1
Short-term debt	55	58
Accounts payable:
Trade	2,776	2,822
Related parties	914	750
Accrued liabilities	1,310	1,299
Deferred income taxes	570	580

Total current liabilities	5,628	5,510
Long-term debt	6,766	5,776
Other liabilities	1,851	1,839
Deferred income taxes	1,623	1,659
Commitments and contingencies
Stockholders’ equity:
Ordinary shares, €0.04 par value, 1,275 million shares authorized, 515,426,547 and 548,824,138 shares outstanding, respectively	31	31
Additional paid-in capital	10,379	10,382
Retained earnings	5,430	4,004
Accumulated other comprehensive income	43	96
Treasury stock, at cost, 63,005,568 and 29,607,877 ordinary shares, respectively	(5,130)	(2,035)

Total Company share of stockholders’ equity	10,753	12,478
Non-controlling interests	35	36

Total equity	10,788	12,514

Total liabilities and equity	$26,656	$27,298

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
Millions of dollars	2014	2013
Cash flows from operating activities:
Net income	$2,120	$1,827
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	510	507
Amortization of debt-related costs	12	11
Equity investments –
Equity income	(129)	(102)
Distributions of earnings	52	44
Deferred income taxes	51	62
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(246)	(143)
Inventories	(53)	(151)
Accounts payable	142	93
Prepaid expenses and other current assets	167	(78)
Other, net	(28)	(25)

Net cash provided by operating activities	2,598	2,045

Cash flows from investing activities:
Purchases of securities and other investments	(1,848)	- -
Proceeds from sales and maturities of securities and other investments	347	- -
Expenditures for property, plant and equipment	(758)	(778)
Restricted cash	8	4
Other	(6)	(23)

Net cash used in investing activities	(2,257)	(797)

Cash flows from financing activities:
Repurchases of Company ordinary shares	(3,067)	(270)
Dividends paid	(697)	(490)
Issuance of long-term debt	992	- -
Payments of debt issuance costs	(18)	- -
Other, net	23	18

Net cash used in financing activities	(2,767)	(742)

Effect of exchange rate changes on cash	6	(5)

Increase (decrease) in cash and cash equivalents	(2,420)	501
Cash and cash equivalents at beginning of period	4,450	2,732

Cash and cash equivalents at end of period	$2,030	$3,233

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

					Accumulated	Company
			Additional		Other	Share of	Non-
	Ordinary Shares		Paid-in	Retained	Comprehensive	Stockholders’	Controlling
Millions of dollars	Issued	Treasury	Capital	Earnings	Income (Loss)	Equity	Interests
Balance, December 31, 2013	$31	$(2,035)	$10,382	$4,004	$96	$12,478	$36
Net income (loss)	- -	- -	- -	2,123	- -	2,123	(3)
Other comprehensive income	- -	- -	- -	- -	(53)	(53)	- -
Share-based compensation	- -	32	(3)	- -	- -	29	- -
Dividends ($1.30 per share)	- -	- -	- -	(697)	- -	(697)	- -
Repurchases of Company ordinary shares	- -	(3,127)	- -	- -	- -	(3,127)	- -
Other	- -	- -	- -	- -	- -	- -	2

Balance, June 30, 2014	$31	$(5,130)	$10,379	$5,430	$43	$10,753	$35

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

Presentation of an Unrecognized Tax Benefit—In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or Tax Credit Carryforward Exists (a consensus of the Emerging Issues Task Force). Previous guidance did not explicitly address the balance sheet presentation of an unrecognized tax benefit when a net operating loss (NOL) or similar tax loss carryforward, or a tax credit carryforward exists. The amendments to the guidance require an entity to net its unrecognized tax benefits against the deferred tax assets for all same jurisdiction NOLs or similar tax loss carryforwards, or tax credit carryforwards. A gross presentation will be required only if such carryforwards are not available or would not be used by the entity to settle any additional income taxes resulting from disallowance of the uncertain tax position. This ASU requires prospective application and was effective for periods beginning after December 15, 2013. Retrospective presentation is permitted but not required. Our prospective adoption of this amendment did not have a material impact on the presentation of our Consolidated Financial Statements.

Accounting Guidance Issued But Not Adopted as of June 30, 2014

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

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

required. Prospective application of this ASU is required for public entities for annual and interim periods beginning on or after December 15, 2014. Early adoption is permitted. The application of this amendment will not have an impact on the presentation of our Consolidated Financial Statements.

Revenue Recognition—In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the current revenue recognition requirements in ASC 606, Revenue Recognition. Under this new guidance, entities should recognize revenues to depict the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. This ASU also requires enhanced disclosures. The amendments in this ASU are effective for annual and interim periods beginning after December 15, 2016. Retrospective and modified retrospective application is allowed. We are currently assessing the impact of this amendment on our Consolidated Financial Statements.

Repurchase Agreements—In June 2014, the FASB issued ASU 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosure, which changes the accounting for repurchase-to-maturity transactions and other similar transactions. The amendments in this ASU require repurchase-to-maturity transactions to be accounted for as secured borrowings rather than as sales with forward repurchase commitments. In addition, this ASU requires new and expanded disclosures about repurchase agreements and other similar transactions. The amendments in this update are effective for interim and annual periods beginning after December 15, 2014. The application of this amendment is not expected to have a material impact on our Consolidated Financial Statements.

Compensation—In June 2014, the FASB issued ASU 2014-12, Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. Under this new guidance, entities are required to treat performance targets that affect vesting and could be achieved after the requisite service period as a performance condition. The amendments in this ASU will be effective for annual and interim periods beginning after December 15, 2015. Early adoption is permitted. The application of this amendment is not expected to have a material impact on our Consolidated Financial Statements.

3.	Discontinued Operations

The amounts included in Income (loss) from discontinued operations of the Berre refinery are summarized as follows:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Millions of dollars	2014		2013	2014	2013
Sales and other operating revenues	$	- -	$3	$1	$8

Income (loss) from discontinued operations before income taxes		$7	$4	$7	$(2)
Provision for income taxes		4	- -	3	- -

Income (loss) from discontinued operations, net of tax		$3	$4	$4	$(2)

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

The following table summarizes the changes in the accrual for the social plan for employees affected by the closure of the Berre refinery:

	Six Months Ended
	June 30,
Millions of dollars	2014	2013
Beginning balance	$42	$59
Accretion expense	- -	2
Cash payments	(7)	(16)
Effect of exchange rate changes	- -	(1)

Ending balance	$35	$44

There are no significant assets or liabilities related to the Berre refinery other than those discussed above.

4.	Accounts Receivable

Our allowance for doubtful accounts receivable, which is reflected in the Consolidated Balance Sheets as a reduction of accounts receivable, totaled $33 million and $43 million at June 30, 2014 and December 31, 2013, respectively.

5.	Inventories

Inventories consisted of the following components:

	June 30,	December 31,
Millions of dollars	2014	2013
Finished goods	$3,390	$3,297
Work-in-process	289	253
Raw materials and supplies	1,647	1,729

Total inventories	$5,326	$5,279

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	Debt

Long-term loans, notes and other long-term debt consisted of the following:

	June 30,	December 31,
Millions of dollars	2014	2013
Senior Notes due 2019, $2,000 million, 5.0%	$2,000	$2,000
Senior Notes due 2021, $1,000 million, 6.0%	1,000	1,000
Senior Notes due 2024, $1,000 million, 5.75%	1,000	1,000
Guaranteed Notes due 2044, $1,000 million, 4.875% ($12 million of discount)	988	- -
Guaranteed Notes due 2023, $750 million, 4% ($9 million of discount)	741	740
Guaranteed Notes due 2043, $750 million, 5.25% ($22 million of discount)	728	728
Guaranteed Notes due 2027, $300 million, 8.1%	300	300
Other	12	9

Total	6,769	5,777
Less current maturities	(3)	(1)

Long-term debt	$6,766	$5,776

Short-term loans, notes, and other short-term debt consisted of the following:

	June 30,	December 31,
Millions of dollars	2014	2013
$2,000 million Senior Revolving Credit Facility	$ - -	$ - -
$1,000 million U.S. Receivables Securitization Facility	- -	- -
€450 million European Receivables Securitization Facility	- -	- -
Financial payables to equity investees	8	9
Precious metals financings	47	48
Other	- -	1

Total short-term debt	$55	$58

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

Short-Term Debt

Senior Revolving Credit Facility—In June 2014, we amended and restated our revolving credit facility to, among other things, reduce undrawn pricing and extend the term of the facility to June 2019. This facility may be used for dollar and euro denominated borrowings and includes supporting up to $700 million of dollar and euro denominated letters of credit. The balance of outstanding borrowings and letters of credit under the facility may not exceed $2,000 million at any given time. Borrowings under the facility bear interest at a Base Rate or LIBOR, plus an applicable margin. Additional fees are incurred for the average daily unused commitments. At June 30, 2014, there were no borrowings or letters of credit outstanding under this facility.

The facility contains customary covenants and warranties, including specified restrictions on indebtedness and liens. In addition, we are required to maintain a leverage ratio at the end of every quarter of 3.50 to 1.00 or less for the period covering the most recent four quarters. We are in compliance with these covenants as of June 30, 2014.

U.S. Receivables Securitization Facility—Our U.S. accounts receivable securitization facility provides for up to $1,000 million of liquidity through the sale or contribution of trade receivables by certain of our U.S. subsidiaries to a wholly owned, bankruptcy-remote subsidiary on an ongoing basis and without recourse. The bankruptcy-remote subsidiary may then, at its option and subject to a borrowing base of eligible receivables, sell undivided interests in the pool of trade receivables to financial institutions participating in the facility. We are responsible for servicing the receivables. In the event of liquidation, the bankruptcy-remote subsidiary’s assets will be used to satisfy the claims of its creditors prior to any assets or value in the bankruptcy-remote subsidiary becoming available to us. At June 30, 2014, availability under this facility was $1,000 million, as there were no borrowings or letters of credit outstanding under the facility.

At June 30, 2014 and 2013, our weighted average interest rates on outstanding short-term debt were 0.5% and 0.8%, respectively.

Debt Discount and Issuance Costs—Amortization of debt discounts and debt issuance costs in the six months ended June 30, 2014 and 2013 resulted in amortization expense of $12 million and $11 million, respectively, which is included in Interest expense in the Consolidated Statements of Income.

7.	Financial Instruments

Cash Concentration—Our cash equivalents are placed in high-quality commercial paper, money market funds and time deposits with major international banks and financial institutions.

Marketable Securities—We invest cash not required for operations in investment-grade securities for periods not exceeding two years. Investments in securities with original maturities of three months or less are classified as Cash and cash equivalents. At June 30, 2014 and December 31, 2013, we had marketable securities classified as Cash and cash equivalents of $1,417 million and $3,482 million, respectively.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Repurchase Agreements—In 2014, we invested in tri-party repurchase agreements. Under these agreements, we make cash purchases of securities according to a pre-agreed profile from our counterparties. The counterparties have an obligation to repurchase, and we have an obligation to sell, the same or substantially the same securities at a pre-defined date for a price equal to the purchase price plus interest. These securities, which pursuant to our policy are held by a third-party custodian and must generally have a minimum collateral value of 102%, secure the counterparty’s obligation to repurchase the securities. Our investment in these tri-party repurchase agreements, which mature within the next twelve months, are treated as short-term loans receivable and are reflected in Prepaid expenses and other current assets on our Consolidated Balance Sheets. The balance of our investment at June 30, 2014 was $200 million.

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

Foreign Currency Rates—We have significant worldwide operations. The functional currencies of our consolidated subsidiaries through which we operate are primarily the U.S. dollar and the euro. We enter into transactions denominated in currencies other than our designated functional currencies. As a result, we are exposed to foreign currency risk on receivables and payables. We maintain risk management control policies intended to monitor foreign currency risk attributable to both our outstanding foreign currency balances and our future commitments. These control policies involve the centralization of foreign currency exposure management, the offsetting of exposures and the estimating of expected impacts of changes in foreign currency rates on our earnings. We enter into foreign currency forward contracts to reduce the effects of our net currency exchange exposures. At June 30, 2014, foreign currency forward contracts in the notional amount of $625 million, maturing in July 2014, were outstanding.

For forward contracts that economically hedge recognized monetary assets and liabilities in foreign currencies, no hedge accounting is applied. Changes in the fair value of foreign currency forward contracts, which are reported in the Consolidated Statements of Income, are offset in part by the currency translation results recognized on the assets and liabilities.

Foreign Currency Gain (Loss)—Other income (expense), net, in the Consolidated Statements of Income reflected gains of $2 million and less than $1 million for the three and six months ended June 30, 2014, and losses of $8 million and $4 million for the three and six months ended June 30, 2013, respectively.

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

As of June 30, 2014, less than $1 million (on a pretax basis) is scheduled to be reclassified as an increase to interest expense over the next twelve months.

Fixed-for-Floating Interest Rate Swaps—In July 2014, we entered into interest rate swaps with a notional value of $750 million as part of our current interest rate risk management strategy to achieve a desired proportion of variable versus fixed rate debt. The swaps, which have been designated as fair value hedges, effectively convert a portion of our $2,000 million 5% senior notes due 2019 to floating rate debt based on USD LIBOR.

Available-for-Sale Securities—The following table summarizes the amortized cost, gross unrealized gains and losses, and fair value of available-for-sale securities measured on a recurring basis that are outstanding as of June 30, 2014. Refer to Note 8, Fair Value Measurement, for additional information regarding the fair value of available-for-sale securities.

	June 30, 2014
		Gross	Gross
		Unrealized	Unrealized	Fair
Millions of dollars	Cost	Gains	Losses	Value
Commercial paper	$965	$1	$ - -	$966
Bonds	170	- -	- -	170
Certificates of deposit	163	- -	- -	163

Total available-for-sale securities	$1,298	$1	$ - -	$1,299

As of June 30, 2014, the commercial paper securities held by the Company had maturities between one and seven months, bonds had maturities between four and nineteen months and certificates of deposit mature within five and nineteen months.

The fair value and unrealized losses related to available-for-sale securities that were in an unrealized loss position for less than twelve months as of June 30, 2014 were $78 million and less than $1 million, respectively.

We received gross proceeds of $272 million related to the maturity of certain available-for-sale securities during the three and six months ended June 30, 2014. None of our available-for-sale securities were sold during the three and six months ended June 30, 2014. There were no realized gains or realized losses related to the sale or maturity of these securities recognized during that time.

In addition, no losses related to other-than-temporary impairments of our available-for-sale investments have been recorded in Accumulated other comprehensive income during the three and six months ended June 30, 2014.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Instruments—The following table summarizes derivative and non-derivative financial instruments outstanding as of June 30, 2014 and December 31, 2013 that are measured at fair value on a recurring basis. Refer to Note 8, Fair Value Measurement, for additional information regarding the fair value of derivative and non-derivative financial instruments.

	Balance Sheet	June 30, 2014		December 31, 2013
		Notional	Fair	Notional	Fair
Millions of dollars	Classification	Amount	Value	Amount	Value
Assets–
Derivatives:
Embedded derivatives	Prepaid expenses	$21	$1	$47	$3
	and other current assets
Foreign currency	Prepaid expenses	448	3	155	1
	and other current assets
Non-derivatives:	Short-term
Available-for sale securities	investments	1,297	1,299	- -	- -

		$1,766	$1,303	$202	$4

Liabilities–
Derivatives:
Commodities	Accrued liabilities	$57	$3	$646	$4
Embedded derivatives	Accrued liabilities	26	3	- -	- -
Foreign currency	Accrued liabilities	177	- -	17	- -
Non-derivatives:
Performance share awards	Accrued liabilities	16	16	- -	- -
Performance share awards	Other liabilities	11	11	14	14

		$287	$33	$677	$18

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the pretax effect of derivative instruments charged directly to income.

	Effect of Financial Instruments
	Three Months Ended June 30, 2014
		Gain (Loss)	Additional
	Gain (Loss)	Reclassified	Gain (Loss)
	Recognized	from AOCI	Recognized	Income Statement
Millions of dollars	in AOCI	to Income	in Income	Classification
Derivatives not designated as hedges:
Commodities	$ - -	$ - -	$7	Cost of sales
Embedded derivatives	- -	- -	(3)	Cost of sales
Foreign currency	- -	- -	3	Other income
				(expense), net

	$ - -	$ - -	$7

	Three Months Ended June 30, 2013
		Gain (Loss)	Additional
	Gain (Loss)	Reclassified	Gain (Loss)
	Recognized	from AOCI	Recognized	Income Statement
Millions of dollars	in AOCI	to Income	in Income	Classification
Derivatives not designated as hedges:
Embedded derivatives	$ - -	$ - -	$22	Cost of sales
Foreign currency	- -	- -	7	Other income (expense), net

	$ - -	$ - -	$29

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Effect of Financial Instruments
	Six Months Ended June 30, 2014
		Gain (Loss)	Additional
	Gain (Loss)	Reclassified	Gain (Loss)
	Recognized	from AOCI	Recognized	Income Statement
Millions of dollars	in AOCI	to Income	in Income	Classification
Derivatives designated as cash-flow hedges:
Forward-starting interest rate swaps	$(17)	$ - -	$(1)	Interest expense
Derivatives not designated as hedges:
Commodities	- -	- -	7	Cost of sales
Embedded derivatives	- -	- -	(5)	Cost of sales
Foreign currency	- -	- -	5	Other income (expense), net

	$(17)	$ - -	$6

	Six Months Ended June 30, 2013
		Gain (Loss)	Additional
	Gain (Loss)	Reclassified	Gain (Loss)
	Recognized	from AOCI	Recognized	Income Statement
Millions of dollars	in AOCI	to Income	in Income	Classification
Derivatives not designated as hedges:
Commodities	$ - -	$ - -	$(8)	Cost of sales
Embedded derivatives	- -	- -	25	Cost of sales
Foreign currency	- -	- -	(15)	Other income (expense), net

	$ - -	$ - -	$2

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	Fair Value Measurement

The following table presents the financial instruments outstanding as of June 30, 2014 and December 31, 2013 that are measured at fair value on a recurring basis.

	June 30, 2014
Millions of dollars	Fair Value	Level 1		Level 2		Level 3
Assets–
Derivatives:
Embedded derivatives	$1	$	- -		$1	$	- -
Foreign currency	3		- -		3		- -
Non-derivatives:
Available-for-sale securities	1,299		- -		1,299		- -

	$1,303	$	- -		$1,303	$	- -

Liabilities–
Derivatives:
Commodities	$3		$3	$	- -	$	- -
Embedded derivatives	3		- -		3		- -
Non-derivatives:
Performance share awards	27		27		- -		- -

	$33		$30		$3	$	- -

	December 31, 2013
Assets–	Fair Value	Level 1		Level 2		Level 3
Derivatives:
Embedded derivatives	$3	$	- -		$3	$	- -
Foreign currency	1		- -		1		- -

	$4	$	- -		$4	$	- -

Liabilities–
Derivatives:
Commodities	$4		$4	$	- -	$	- -
Non-derivatives:
Performance share awards	14		14		- -		- -

	$18		$18	$	- -	$	- -

There were no financial instruments measured on a recurring basis using Level 3 inputs and no transfers between Level 1 and Level 2 during the six months ended June 30, 2014 and the year ended December 31, 2013.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the carrying value and estimated fair value of our financial instruments that are not measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013. Short-term loans receivable and short-term and long-term debt are recorded at amortized cost in the Consolidated Balance Sheets. The carrying and fair values of short-term and long-term debt exclude capital leases.

	June 30, 2014
	Carrying	Fair
Millions of dollars	Value	Value	Level 1		Level 2	Level 3
Non-derivatives:
Assets:
Short-term loans receivable	$200	$200	$	- -	$200	$ - -

Liabilities:
Short-term debt	$55	$58	$	- -	$50	$8
Long-term debt	6,766	7,659		- -	7,650	9

Total	$6,821	$7,717	$	- -	$7,700	$17

	December 31, 2013
	Carrying	Fair
Millions of dollars	Value	Value	Level 1		Level 2	Level 3
Non-derivatives:
Liabilities:
Short-term debt	$58	$55	$	- -	$44	$11
Long-term debt	5,772	6,382		- -	6,378	4

Total	$5,830	$6,437	$	- -	$6,422	$15

The fair value of all non-derivative financial instruments included in Current assets, including Cash and cash equivalents, Restricted cash and Accounts receivable, and Current liabilities, including Accounts payable, approximates the applicable carrying value due to the short maturity of those instruments.

We use the following inputs and valuation techniques to estimate the fair value of our financial instruments:

Derivatives—The fair value of our commodity derivatives and embedded derivatives is measured using the closing market price at the end of the reporting period obtained from the New York Mercantile Exchange and from third-party broker quotes and pricing providers. The fair value of our foreign currency derivatives is based on forward market rates.

Available-for-Sale Securities—Fair value is calculated using observable market data for similar securities and broker quotes from recognized purveyors of market data.

Performance Share Awards—Fair value is determined using the quoted market price of our stock.

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

9.	Pension and Other Postretirement Benefits

Net periodic pension benefits included the following cost components for the periods presented:

	U.S. Plans
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions of dollars	2014	2013	2014	2013
Service cost	$11	$10	$22	$22
Interest cost	22	20	44	40
Expected return on plan assets	(39)	(32)	(78)	(66)
Actuarial and investment loss amortization	- -	7	- -	13

Net periodic benefit (credits) costs	$(6)	$5	$(12)	$9

	Non-U.S. Plans
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions of dollars	2014	2013	2014	2013
Service cost	$7	$7	$15	$25
Interest cost	12	11	23	21
Expected return on plan assets	(7)	(6)	(13)	(11)
Settlements (gain) loss	- -	- -	(1)	2
Prior service cost amortization	1	1	2	2
Actuarial and investment loss amortization	1	- -	2	- -

Net periodic benefit costs	$14	$13	$28	$39

Net periodic other postretirement benefits included the following cost components for the periods presented:

	U.S. Plans
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions of dollars	2014	2013	2014	2013
Service cost	$1	$1	$2	$2
Interest cost	3	3	7	6
Actuarial loss amortization	- -	- -	2	1

Net periodic benefit costs	$4	$4	$11	$9

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Non-U.S. Plans
	Three Months Ended				Six Months Ended
	June 30,				June 30,
Millions of dollars	2014		2013		2014	2013
Interest cost	$	- -	$	- -	$1	$1
Actuarial loss amortization		1		- -	1	- -

Net periodic benefit costs		$1	$	- -	$2	$1

The Company contributed $42 million to its pension plans during the six months ended June 30, 2014, which consisted of $3 million and $39 million to its U.S. and non-U.S. pension plans, respectively. We have revised our expected annual contributions for our U.S. pension plans in 2014 to $8 million.

10.	Income Taxes

Our effective income tax rate for the second quarter of 2014 was 26.6% compared with 30.8% for the second quarter of 2013. For the first six months of 2014, the effective income tax rate was 27.6% compared with 29.5% for the first six months of 2013. Our effective tax rate fluctuates based on, among other factors, changes in pretax income in countries with varying statutory tax rates, the U.S. domestic production activity deduction, changes in valuation allowances and changes in unrecognized tax benefits.

Compared with the second quarter of 2013, the effective tax rate for the second quarter of 2014 was lower primarily due to increases in non-taxable income, internal financing and foreign exchange losses, which were partially offset by changes in valuation allowances. Compared with the six months of 2013, the effective tax rate for the six months of 2014 was lower primarily due to increases in non-taxable income and internal financing, partially offset by changes in valuation allowances.

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

Environmental Remediation—Our accrued liability for future environmental remediation costs at current and former plant sites and other remediation sites totaled $114 million and $120 million as of June 30, 2014 and December 31, 2013, respectively. At June 30, 2014, the accrued liabilities for individual sites range from less than $1 million to $22 million. The remediation expenditures are expected to occur over a number of years, and not to be concentrated in any single year. In our opinion, it is reasonably possible that losses in excess of the liabilities recorded may have been incurred. However, we cannot estimate any amount or range of such possible additional losses. New information about sites, new technology or future developments such as involvement in investigations by regulatory agencies, could require us to reassess our potential exposure related to environmental matters.

The following table summarizes the activity in our accrued environmental liability included in “Accrued liabilities” and “Other liabilities:”

	Six Months Ended
	June 30,
Millions of dollars	2014	2013
Beginning balance	$120	$126
Amounts paid	(3)	(2)
Foreign exchange effects	(1)	(1)
Other	(2)	- -

Ending balance	$114	$123

Access Indemnity Demand—In December 2010, one of our subsidiaries received demand letters from affiliates of Access Industries (collectively, “Access”), a more than five percent shareholder of the Company, demanding indemnity for losses, including attorney’s fees and expenses, arising out of a pending lawsuit styled Edward S. Weisfelner, as Litigation Trustee of the LB Litigation Trust v. Leonard Blavatnik, et al. (“Weisfelner”), Adversary Proceeding No. 09-1375 (REG), in the United States Bankruptcy Court, Southern District of New York. In the Weisfelner lawsuit, the plaintiffs seek to recover from Access the return of all amounts earned by them related to their purchase of shares of Lyondell Chemical prior to its acquisition by Basell AF S.C.A., distributions by Basell AF S.C.A. to its shareholders before it acquired Lyondell Chemical, and management and transaction fees and expenses. The trial that was scheduled for October 2011 has been postponed.

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

Indemnification—We are parties to various indemnification arrangements, including arrangements entered into in connection with acquisitions, divestitures and the formation of joint ventures. Pursuant to these arrangements, we provide indemnification to and/or receive indemnification from other parties in connection with liabilities that may arise in connection with the transactions and in connection with activities prior to completion of the transactions. These indemnification arrangements typically include provisions pertaining to third party claims relating to environmental and tax matters and various types of litigation. As of June 30, 2014, we had not accrued any significant amounts for our indemnification obligations, and we are not aware of circumstances that would likely

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

lead to significant future indemnification obligations. We cannot determine with certainty the potential amount of future payments under the indemnification arrangements until events arise that would trigger a liability under the arrangements.

As part of our technology licensing contracts, we give indemnifications to our licensees for liabilities arising from possible patent infringement claims with respect to certain proprietary licensed technologies. Such indemnifications have a stated maximum amount and generally cover a period of five to ten years.

12.	Stockholders’ Equity

Dividend distribution—The following table presents the dividends paid in the periods presented:

	Dividend Per	Aggregate
	Ordinary	Dividends
Millions of dollars, except per share amounts	Share	Paid	Date of Record
March	$0.60	$327	March 3, 2014
May	0.70	370	April 28, 2014

	$1.30	$697

Share Repurchase Programs—During the second quarter of 2014, we completed the repurchase of shares authorized under our share repurchase program announced in May 2013 (“May 2013 Share Repurchase Program”), under which we could repurchase up to 10% of our outstanding ordinary shares. In April 2014, our shareholders approved a proposal to authorize us to repurchase up to an additional 10% of our outstanding ordinary shares through October 2015 (“April 2014 Share Repurchase Program”). These repurchases, which are determined at the discretion of our Management Board, may be executed from time to time through open market or privately negotiated transactions. The repurchased shares are recorded as Treasury stock and may be retired or used for general corporate purposes, including for various employee benefit and compensation plans.

The following table summarizes our share repurchase activity for the six months ended June 30, 2014:

	Six Months Ended June 30, 2014
		Average	Total Purchase
	Shares	Purchase	Price, Including
Millions of dollars, except shares and per share amounts	Repurchased	Price	Commissions
May 2013 Share Repurchase Program	30,225,236	$90.31	$2,730
April 2014 Share Repurchase Program	4,003,964	99.25	397

	34,229,200	$91.36	$3,127

Due to the timing of settlements, total cash paid for share repurchases under the April 2014 Share Repurchase Program was $337 million.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Ordinary Shares—The changes in the outstanding amounts of ordinary shares are as follows:

	Six Months Ended
	June 30,
	2014	2013
Ordinary shares outstanding:
Beginning balance	548,824,138	575,216,709
Share-based compensation	818,836	625,132
Warrants exercised	100	7,666
Employee stock purchase plan	12,673	13,983
Purchase of ordinary shares	(34,229,200)	(5,362,200)

Ending balance	515,426,547	570,501,290

Treasury Shares—The changes in the amounts of treasury shares held by the Company are as follows:

	Six Months Ended
	June 30,
	2014	2013
Ordinary shares held as treasury shares:
Beginning balance	29,607,877	3,206,033
Share-based compensation	(818,836)	(625,132)
Warrants exercised	- -	1,608
Employee stock purchase plan	(12,673)	(13,983)
Purchase of ordinary shares	34,229,200	5,362,200

Ending balance	63,005,568	7,930,726

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accumulated Other Comprehensive Income—The components of, and after-tax changes in, Accumulated other comprehensive income as of and for the six months ended June 30, 2014 and 2013 are presented in the following table:

				Defined
			Net Unrealized	Pension	Foreign
			Holding Gains	and Other	Currency
	Financial		on Investments	Postretirement	Translation
Millions of dollars	Derivatives		Net of Tax	Benefit Plans	Adjustments	Total
Balance – January 1, 2014	$	- -	$ - -	$(140)	$236	$96
Other comprehensive income (loss) before reclassifications		(13)	1	(7)	(40)	(59)
Amounts reclassified from accumulated other comprehensive income		- -	- -	6	- -	6

Net other comprehensive income (loss)		(13)	1	(1)	(40)	(53)

Balance – June 30, 2014		$(13)	$1	$(141)	$196	$43

Balance – January 1, 2013	$	- -	$ - -	$(422)	$11	$(411)
Other comprehensive loss before reclassifications		- -	- -	(2)	(102)	(104)
Amounts reclassified from accumulated other comprehensive income		- -	- -	10	- -	10

Net other comprehensive income (loss)		- -	- -	8	(102)	(94)

Balance – June 30, 2013	$	- -	$ - -	$(414)	$(91)	$(505)

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amounts reclassified out of each component of Accumulated other comprehensive income for the three and six months ended June 30, 2014 and 2013 are as follows:

	Three Months Ended		Six Months Ended		Affected line item on
	June 30,	June 30,	June 30,	June 30,	the Consolidated
Millions of dollars	2014	2013	2014	2013	Statements of Income
Reclassification adjustments for:
Defined benefit pension and other postretirement plan items:
Amortization of:
Prior service cost	$1	$1	$2	$2
Actuarial loss	2	7	5	14

Reclassifications, before tax	3	8	7	16
Income tax expense	- -	3	1	6	Provision for income taxes

Amounts reclassified out of Accumulated other comprehensive income	$3	$5	$6	$10

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

Earnings per share data and dividends declared per share of common stock are as follows:

	Three Months Ended June 30,
	2014		2013
	Continuing	Discontinued	Continuing	Discontinued
Millions of dollars	Operations	Operations	Operations	Operations
Net income	$1,173	$3	$923	$4
Less: net loss attributable to non-controlling interests	2	- -	2	- -

Net income attributable to the Company shareholders	1,175	3	925	4
Net income attributable to participating securities	(4)	- -	(3)	- -

Net income attributable to ordinary shareholders – basic and diluted	$1,171	$3	$922	$4

Millions of shares, except per share amounts
Basic weighted average common stock outstanding	523	523	574	574
Effect of dilutive securities:
Stock options	4	4	4	4

Potential dilutive shares	527	527	578	578

Earnings per share:
Basic	$2.24	$0.01	$1.61	$0.01

Diluted	$2.22	$0.01	$1.60	$0.01

Participating securities	1.5	1.5	2.3	2.3

Dividends declared per share of common stock	$0.70	$ - -	$0.50	$ - -

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Six Months Ended June 30,
	2014		2013
	Continuing	Discontinued	Continuing	Discontinued
Millions of dollars	Operations	Operations	Operations	Operations
Net income (loss)	$2,116	$4	$1,829		$(2)
Less: net loss attributable to non-controlling interests	3	- -	3		- -

Net income (loss) attributable to the Company shareholders	2,119	4	1,832		(2)
Net income attributable to participating securities	(6)	- -	(6)		- -

Net income (loss) attributable to ordinary shareholders – basic and diluted	$2,113	$4	$1,826		$(2)

Millions of shares, except per share amounts
Basic weighted average common stock outstanding	533	533	574		574
Effect of dilutive securities:
Stock options	4	4	4		4

Potential dilutive shares	537	537	578		578

Earnings per share:
Basic	$3.96	$0.01	$3.18	$	- -

Diluted	$3.93	$0.01	$3.16	$	- -

Participating securities	1.5	1.5	2.3		2.3

Dividends declared per share of common stock	$1.30	$ - -	$0.90	$	- -

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.	Segment and Related Information

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

In the first quarter of 2014, the chief operating decision maker began using EBITDA as the single measure for reviewing our segments’ profitability and therefore; in accordance with ASC 280, Segment Reporting, we have presented EBITDA for all segments. We define EBITDA as earnings before interest, taxes and depreciation and amortization. All periods have been restated to reflect this change. Intersegment eliminations and items that are not directly related or allocated to business operations are included in “Other.”

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized financial information concerning reportable segments is shown in the following table for the periods presented:

	Three Months Ended June 30, 2014
	O&P–	O&P–
Millions of dollars	Americas	EAI	I&D	Refining	Technology	Other		Total
Sales and other operating revenues:
Customers	$2,270	$4,015	$2,675	$3,044	$113	$	- -	$12,117
Intersegment	1,192	54	31	206	31		(1,514)	- -

	3,462	4,069	2,706	3,250	144		(1,514)	12,117
EBITDA	978	319	430	137	71		6	1,941

	Three Months Ended June 30, 2013
	O&P–	O&P–
Millions of dollars	Americas	EAI	I&D	Refining	Technology	Other		Total
Sales and other operating revenues:
Customers	$2,319	$3,676	$2,174	$2,828	$106	$	- -	$11,103
Intersegment	932	32	43	249	26		(1,282)	- -

	3,251	3,708	2,217	3,077	132		(1,282)	11,103
EBITDA	951	295	338	20	59		(11)	1,652

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Six Months Ended June 30, 2014
	O&P –	O&P –
Millions of dollars	Americas	EAI	I&D	Refining	Technology	Other		Total
Sales and other operating revenues:
Customers	$4,648	$7,722	$5,080	$5,581	$221	$	- -	$23,252
Intersegment	2,171	125	55	425	59		(2,835)	- -

	6,819	7,847	5,135	6,006	280		(2,835)	23,252
EBITDA	1,714	675	805	266	147		2	3,609

	Six Months Ended June 30, 2013
	O&P –	O&P –
Millions of dollars	Americas	EAI	I&D	Refining	Technology	Other		Total
Sales and other operating revenues:
Customers	$4,619	$7,411	$4,413	$5,118	$211	$	- -	$21,772
Intersegment	1,876	97	86	427	55		(2,541)	- -

	6,495	7,508	4,499	5,545	266		(2,541)	21,772
EBITDA	1,849	520	711	40	125		(8)	3,237

The O&P–EAI segment operating results for the six months ended June 30, 2014 include a $52 million benefit from a settlement under a 2005 indemnification agreement for certain existing and future environmental liabilities.

A reconciliation of EBITDA to Income from continuing operations before income taxes is shown in the following table for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2014	2013	2014	2013
EBITDA:
Total segment EBITDA	$1,935	$1,663	$3,607	$3,245
Other EBITDA	6	(11)	2	(8)
Less:
Depreciation and amortization expense	(254)	(254)	(510)	(507)
Interest expense	(96)	(70)	(188)	(141)
Add:
Interest income	7	5	13	7

Income from continuing operations before income taxes	$1,598	$1,333	$2,924	$2,596

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

Each of our business segments contributed to our achievement of record earnings in the first six months of 2014 and near record earnings in the second quarter. We were able to achieve this level of earnings despite scheduled maintenance in the second quarter of 2014 at our La Porte, Texas ethylene facility.

Significant items that affected our results during the first six months of 2014 relative to the same period in 2013 include:

•	Improved U.S. polyethylene results in the second quarter and first six months of 2014 driven by strong demand and industry supply constraints;

•	Lower U.S. olefins earnings in both 2014 periods due primarily to the extended expansion-related turnaround of our La Porte, Texas ethylene facility, which was completed in July;

•

Stronger acetyls results in the second quarter and first six months of 2014 benefitting our I&D segment’s performance as a result of the restart of our methanol plant in Channelview, Texas, in December 2013; and

•

Improved refining margins in the second quarter and first six months of 2014 and higher crude processing rates at our Houston refinery in the first six months of 2014 relative to the first six months of 2013, which was negatively impacted by a major turnaround of one of our crude and coker units.

Other noteworthy items since the beginning of the year include the following:

•

We repurchased approximately 19 million and 34 million of our ordinary shares during the second quarter and first six months of 2014, respectively, completing the initial 10% authorization and commencing purchases under the April 2014 authorization discussed below;

•

In April 2014, our shareholders authorized the repurchase of up to an additional 10% of our outstanding ordinary shares over the next eighteen months through open market or privately negotiated transactions;

•	In the second quarter of 2014, we increased our interim dividend to $0.70 per share, representing an increase of $0.10 per share, or 17%, over our first quarter 2014 interim dividend;

•	Our corporate credit rating and our senior unsecured debt rating were raised by Standard & Poor’s in January 2014 to BBB+ and BBB, respectively;

•	Our wholly owned subsidiary, LYB International Finance B.V., issued $1 billion of 4.875% unsecured notes;

•

We continued construction of ethylene expansions at our La Porte and Channelview, Texas facilities, and in the first quarter of 2014, we completed a 200 million pound per year polyethylene expansion of our Matagorda, Texas facility; and

•	In April 2014, we received a permit issued by the Environmental Protection Agency authorizing us to commence construction of our ethylene expansion at our facility in Corpus Christi, Texas.

Results of operations for the periods discussed are presented in the table below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions of dollars	2014	2013	2014	2013
Sales and other operating revenues	$12,117	$11,103	$23,252	$21,772
Cost of sales	10,255	9,496	19,832	18,649
Selling, general and administrative expenses	215	208	401	421
Research and development expenses	34	35	66	71

Operating income	1,613	1,364	2,953	2,631
Interest expense	(96)	(70)	(188)	(141)
Interest income	7	5	13	7
Other income (expense), net	6	(9)	17	(3)
Income from equity investments	68	43	129	102
Provision for income taxes	425	410	808	767

Income from continuing operations	1,173	923	2,116	1,829
Income (loss) from discontinued operations, net of tax	3	4	4	(2)

Net income	$1,176	$927	$2,120	$1,827

RESULTS OF OPERATIONS

Revenues—Revenues increased by $1,014 million, or 9%, and $1,480 million, or 7%, in the second quarter and first six months of 2014, respectively, compared to the second quarter and first six months of 2013. Higher average sales prices, including the impact of favorable changes in foreign exchange rates, increased revenues by 7% and 3%, respectively, in the second quarter and first six months of 2014 compared to the second quarter and first six months of 2013. Increases in sales volumes in the second quarter and first six months of 2014 contributed 2% and 4%, respectively, to the higher revenues relative to the corresponding periods in 2013.

In the second quarter of 2014, revenues reflect higher average sales prices for polyethylene, PP compounds, acetyls, refined products and oxyfuels relative to the second quarter of 2013. The benefit to second quarter 2014 revenues from the increased prices of these products was partially offset by lower average sale prices for olefins and styrene. Higher average sales prices for North American polyethylene, polypropylene, PP compounds, acetyls and refined products benefited revenues in the first six months of 2014. These revenue increases in the first six months of 2014 were offset in part by lower average sales prices for olefins, styrene and oxyfuels compared to the same period in 2013.

The increases in sales volumes in the second quarter and first six months of 2014 were primarily in polyethylene, European butadiene, acetyls, PO and derivatives, oxyfuels, and for the first six months, in refined products. Polyethylene sales volumes in both 2014 periods benefited from improved demand in our O&P–Americas and O&P–EAI segments relative to 2013. The increase in butadiene volumes in Europe reflect the benefit of expanded butadiene extraction capacity installed in mid-2013. Sales volumes for acetyls were higher in the second quarter and first six months of 2014, primarily driven by the December 2013 restart of our methanol plant in Channelview, Texas. Higher first quarter refining volumes in 2014 compared to the turnaround-limited volumes in the first quarter of 2013 more than offset a slight decline in second quarter 2014 volumes relative to the same prior year period. Partly offsetting these increases in both 2014 periods were declines in North American olefins sales volumes and in European polypropylene, largely due to scheduled and unscheduled plant outages.

Cost of Sales—Cost of sales increased by $759 million and $1,183 million in the second quarter and first six months of 2014, respectively, compared to the corresponding 2013 periods. The increase in Cost of sales in the second quarter and first six months of 2014 reflect the impact of higher volumes discussed above coupled with increased feedstock costs.

Higher feedstock costs in our O&P–Americas segment for ethane and propane, and higher gas costs in the second quarter and first six months of 2014 were offset in part by lower heavy liquids prices in the first six months of 2014 compared to the second quarter and first six months of 2013. The increased cost of naphtha feedstock used in our O&P–EAI segment also contributed to our increased Cost of sales in the second quarter and first six months of 2014. In our I&D segment, higher propylene, U.S. butane and benzene feedstock costs were partially mitigated by lower costs for European butane and benzene in the second quarter and first six months of 2014. Higher crude feedstock costs in the Refining segment also contributed to our higher Cost of sales for the second quarter and first six months of 2014.

Operating Income—Operating income increased by $249 million and $322 million in the second quarter and first six months of 2014 compared to the second quarter and first six months of 2013, respectively. Operating income in the first six months of 2014 included a benefit of $52 million related to the settlement of certain existing and future environmental liabilities under a 2005 indemnification agreement.

Operating income in the second quarter of 2014 reflected improvements in the operating results of all but our O&P–EAI segment. The O&P–EAI segment’s second quarter 2014 operating results were relatively unchanged from the second quarter of 2013. For the first six months of 2014, higher operating results in our Refining, O&P–EAI, I&D and Technology segments were offset in part by lower operating results for our O&P–Americas segment. Operating results for each of our business segments are discussed further in the “Segment Analysis” section below.

Interest Expense—Interest expense increased by $26 million and $47 million in the second quarter and first six months of 2014, respectively, compared to the second quarter and first six months of 2013, primarily due to the issuance of our 4% guaranteed notes due 2023 and 5.25% guaranteed notes due 2043 in July 2013 and 4.875% guaranteed notes due 2044 in February 2014.

Income from Equity Investments—Income from equity investments increased by $25 million and $27 million in the second quarter and first six months of 2014, respectively, relative to its corresponding period in 2013. The increase in Income from equity investments reflects higher volumes and margins and improved operations from some of our joint ventures in the Middle East, Europe and Asia.

Income Tax—Our effective income tax rate for the second quarter of 2014 was 26.6% compared with 30.8% for the second quarter of 2013. For the first six months of 2014, the effective income tax rate was 27.6% compared with 29.5% for the first six months of 2013. Our effective tax rate fluctuates based on, among other factors, changes in pretax income in countries with varying statutory tax rates, the U.S. domestic production activity deduction, changes in valuation allowances and changes in unrecognized tax benefits.

Compared with the second quarter of 2013, the effective tax rate for the second quarter of 2014 was lower primarily due to increases in non-taxable income, internal financing and foreign exchange losses, which were partially offset by changes in valuation allowances. Compared with the six months of 2013, the effective tax rate for the six months of 2014 was lower primarily due to increases in non-taxable income and internal financing, partially offset by changes in valuation allowances.

We monitor income tax legislative developments in countries where we are tax resident. Management does not believe that recent changes in income tax laws in our tax resident countries will have a material impact on our Consolidated Financial Statements.

Comprehensive Income—We had comprehensive income of $1,123 million in the second quarter of 2014 compared to $1,023 million in the second quarter of 2013, and $2,070 million in the first six months of 2014 compared to $1,736 million in the first six months of 2013. The increases in comprehensive income in the second quarter and first six months of 2014 were primarily due to the impacts of higher net income and unrealized net changes in foreign currency translation adjustments relative to the second quarter and first six months of 2013.

The predominant local currency of our operations outside the United States is the euro, which decreased relative to the value of the U.S. dollar during the second quarter of 2014 and the first six months of 2014 and 2013, but increased during the second quarter of 2013, resulting in gains and losses as reflected on the Consolidated Statements of Comprehensive Income.

Segment Analysis

We use earnings before interest, income taxes, and depreciation and amortization (“EBITDA”) as our measure of profitability for segment reporting purposes. This measure of segment operating results is used by our chief operating decision maker to assess the performance of and allocate resources to our operating segments. Intersegment eliminations and items that are not directly related or allocated to business operations are included in “Other.” For additional information related to our operating segments, as well as a reconciliation of EBITDA to its nearest GAAP measure, Income from continuing operations before income taxes, see Note 14, Segment and Related Information, to our Consolidated Financial Statements.

Our continuing operations are divided into five reportable segments: O&P–Americas; O&P–EAI; I&D; Refining; and Technology.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions of dollars	2014	2013	2014	2013
Sales and other operating revenues:
O&P–Americas segment	$3,462	$3,251	$6,819	$6,495
O&P–EAI segment	4,069	3,708	7,847	7,508
I&D segment	2,706	2,217	5,135	4,499
Refining segment	3,250	3,077	6,006	5,545
Technology segment	144	132	280	266
Other, including intersegment eliminations	(1,514)	(1,282)	(2,835)	(2,541)

Total	$12,117	$11,103	$23,252	$21,772

Income (loss) from equity investments:
O&P–Americas segment	$6	$8	$10	$12
O&P–EAI segment	63	31	117	85
I&D segment	(1)	4	2	5

Total	$68	$43	$129	$102

EBITDA:
O&P–Americas segment	$978	$951	$1,714	$1,849
O&P–EAI segment	319	295	675	520
I&D segment	430	338	805	711
Refining segment	137	20	266	40
Technology segment	71	59	147	125
Other, including intersegment eliminations	6	(11)	2	(8)

Total	$1,941	$1,652	$3,609	$3,237

Olefins and Polyolefins–Americas Segment

Overview—In calculating the impact of margin and volume on EBITDA, consistent with industry practice, management offsets revenues and volumes related to ethylene co-products against the cost to produce ethylene. Volume and price impacts of ethylene co-products are reported in margin. Ethylene is a major building block of our olefins and polyolefins businesses and as such management assesses the performance of the segment based on ethylene sales volumes and prices and our internal cost of ethylene production.

Results were lower for the first six months of 2014 as compared to the first six months of last year reflecting the impact of lower olefins volumes and lower olefins margins in the first quarter of 2014, largely offset by substantial year over year improvement in polyethylene margins. Results for the second quarter of 2014 improved slightly over the corresponding quarter in 2013 as polyethylene margin improvements continued to offset the decline in olefins volumes caused by the turnaround at our La Porte, Texas ethylene facility.

Polypropylene results also improved in the second quarter and first six months of 2014 compared to the same 2013 periods as steadily declining propylene feedstock costs benefited margins.

Our third quarter 2014 results are expected to be negatively impacted by a delay in the start-up of our La Porte, Texas ethylene facility due in part to equipment issues following the expansion-related turnaround that commenced in March 2014.

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

Production economics for the industry favored NGLs throughout 2013 and have continued to favor NGLs into 2014. During the second quarter and first six months of 2014, we produced approximately 85% of our U.S. ethylene production from NGLs.

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

	Average Benchmark Price and Percent Change Versus Prior Year Period Average
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2014	2013	Change	2014	2013	Change
Crude oil, dollars per barrel:
WTI	102.99	94.17	9%	100.84	94.30	7%
LLS	105.55	104.64	1%	104.97	109.10	(4)%
Natural gas (Henry Hub), dollars per million BTUs	4.74	4.22	12%	4.87	3.45	41%
United States, cents per pound:
Weighted average cost of ethylene production	17.1	15.7	9%	18.6	14.7	27%
Ethylene	47.2	46.3	2%	47.8	47.2	1%
Polyethylene (high density)	77.0	68.7	12%	76.7	67.7	13%
Propylene - polymer grade	69.7	63.3	10%	71.5	69.2	3%
Polypropylene	84.7	76.2	11%	86.5	82.1	5%

The following table sets forth selected financial information for the O&P–Americas segment including Income from equity investments, which is a component of EBITDA.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions of dollars	2014	2013	2014	2013
Sales and other operating revenues	$3,462	$3,251	$6,819	$6,495
Income from equity investments	6	8	10	12
EBITDA	978	951	1,714	1,849

Revenues—Revenues for our O&P–Americas segment increased by $211 million, or 6%, in the second quarter of 2014 compared to the second quarter of 2013 and by $324 million, or 5%, in the first six months of 2014 compared to the first six months of 2013.

Revenues increased by 6% in each of the second quarter and first six months of 2014 due to higher average sales prices. The impact of higher average sales prices for polyethylene and polypropylene was offset in part by lower average olefins sales prices during the 2014 periods. We saw higher average polyethylene prices in the second quarter and first six months of 2014 due to tightness related to higher demand and industry supply issues in the polyethylene market. Higher average polypropylene prices in the 2014 periods also reflect a market environment that was more favorable than in the respective 2013 periods. Relative to the second quarter and first six months of 2013, the lower average olefins sales prices in the second quarter and first six months of 2014 primarily reflect lower ethylene prices in the Texas market due to industry logistics constraints.

Sales volumes were relatively unchanged in the second quarter of 2014 compared to the second quarter of 2013 as the impact of lower olefins volumes during the second quarter of 2014 was substantially offset by higher polyethylene volumes. In the first six months of 2014, lower sales volumes resulted in a revenue decrease of 1% compared to the first six months of 2013. Lower olefins volumes were partially offset by higher polyethylene and other co-product volumes and by higher polypropylene volumes in the first six months of 2014. Olefins volumes were negatively impacted during the 2014 periods by first quarter production constraints and a turnaround at our La Porte, Texas facility. Olefins inventory in the second quarter was depleted and spot purchases increased to meet demand as production was constrained due to the La Porte turnaround. The higher polyethylene volumes reflect firm market demand throughout the first half of 2014. This is in contrast to lower polyethylene sales volumes in the second quarter of 2013 due to tight supply in preparation for turnarounds at our Clinton, Iowa and Chocolate Bayou, Texas facilities. Polypropylene sales volumes were higher in the first six months of 2014, due to the absence of planned outages seen in 2013 and steadier demand with reduced propylene feedstock price volatility.

EBITDA—EBITDA increased by $27 million, or 3%, in the second quarter of 2014 compared to the second quarter of 2013. This 3% increase comprises a 16% increase related to margins and a 13% decrease as a result of lower volumes. In the first six months of 2014, EBITDA decreased by $135 million, or 7%, compared to the first six months of 2013. The 7% decline in EBITDA resulted from a 21% decrease due to lower volumes offset by a 14% increase due to higher margins.

Volumes in the second quarter and first six months of 2014 reflect lower olefins sales volumes due to a decrease in production related to the turnaround at our La Porte, Texas ethylene facility and, in the first six months of 2014, by unplanned outages at La Porte and other facilities.

Polyethylene margins improved during the second quarter of 2014 as the average sales price for polyethylene increased and ethylene feedstock prices declined. Polyethylene prices increased during the period largely due to tightness in the polyethylene market stemming from industry supply and logistics issues. Some of these issues also caused regional price dislocations that resulted in lower ethylene prices in Texas. Margins for polypropylene and olefins were also higher in the second quarter 2014 compared to the same period in 2013. Polypropylene margins improved in the second quarter of 2014 compared to the second quarter of 2013 because of less volatility in propylene prices in the current period. Olefins margins in the second quarter of 2014 were higher than in the second quarter of 2013 due to the lower cost of NGLs and higher co-product values. However, olefins margins were negatively impacted by spot ethylene purchases made as part of the inventory build in preparation for the La Porte, Texas turnaround. The delayed restart of our ethylene facility at La Porte, Texas negatively impacted second quarter 2014 olefins results by approximately $50 million.

The improvement in margins during the first six months of 2014 was largely due to higher polyethylene margins, which reflect higher average sales prices and lower ethylene feedstock prices. Similar to what happened in the second quarter of 2014, higher polyethylene prices and lower ethylene prices resulted from industry supply and logistics issues in the six month period. In the first six months of 2014, polypropylene margins also improved relative to the prior year period due to the continued strength in pricing that carried over from late 2013 along with steadily declining propylene prices over the 2014 period. The positive impact of these margin increases was partly offset by lower olefins margins that stemmed from lower ethylene prices and higher ethane feedstock costs compared to the first six months of 2013.

Olefins and Polyolefins–Europe, Asia and International Segment

Overview—Although market conditions for European producers remains highly competitive, the increase in European demand for polyolefins is consistent with the modest overall economic recovery that has been evidenced in the region. Higher operating results for our O&P–EAI segment in the second quarter and first six months of 2014 primarily reflect margin improvements for polyethylene and polypropylene, higher olefins production volumes and better results from our equity investments. These improvements were offset in part by lower olefin margins.

Ethylene Raw Materials—In Europe, heavy liquids are the primary raw materials for ethylene production.

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

	Average Benchmark Price and Percent Change Versus Prior Year Period Average
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2014	2013	Change	2014	2013	Change
Brent crude oil, dollars per barrel	109.76	103.35	6%	108.82	107.84	1%
Western Europe benchmark prices, €0.01 per pound:
Weighted average cost of ethylene production	34.3	29.3	17%	33.6	32.7	3%
Ethylene	52.8	54.4	(3)%	53.8	56.5	(5)%
Polyethylene (high density)	54.8	56.8	(4)%	55.5	59.0	(6)%
Propylene	52.2	47.9	9%	51.7	49.3	5%
Polypropylene (homopolymer)	61.3	56.1	9%	60.6	57.6	5%
Average exchange rate, $US per €	1.37	1.31	5%	1.37	1.31	5%

The following table sets forth selected financial information for the O&P–EAI segment including Income from equity investments, which is a component of EBITDA.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions of dollars	2014	2013	2014	2013
Sales and other operating revenues	$4,069	$3,708	$7,847	$7,508
Income from equity investments	63	31	117	85
EBITDA	319	295	675	520

Revenues—Revenues increased by $361 million, or 10%, in the second quarter of 2014 compared to the second quarter of 2013 and by $339 million, or 5%, in the first six months of 2014 compared to the first six months of 2013.

Higher sales volumes in the second quarter and first six months of 2014 increased revenues by 5% and 1%, respectively, compared to the second quarter and first six months of 2013. Higher butadiene volumes in both 2014 periods resulted from additional butadiene extraction capacity that was brought online in mid 2013. Polyethylene sales volumes were higher in the second quarter and first six months of 2014 largely due to improved European demand and an increase in low density polyethylene production capacity relative to the second quarter and first six months of 2013. Higher sales volumes for PP compounding in the first six months of 2014 reflect higher demand in the automotive industry relative to the first six months of 2013. These increases were partially offset by lower sales volumes for polypropylene in the first six months of 2014, largely due to a turnaround at our Al Waha joint venture facility during the first quarter of 2014 and the closure of our Clyde production facility in Australia.

Higher average sales prices, including the effect of favorable changes in foreign exchange rates, increased revenues by 5% and 4% in the second quarter and first six months of 2014, respectively, compared to the second quarter and first six months of 2013. Higher average sales prices for polypropylene and PP compounds during the 2014 periods were offset in part by lower average sales prices for butadiene. The average sales price for polyethylene increased in the second quarter of 2014 compared to the same period in 2013, but declined in the first six months of 2014 compared to the first six months of 2013.

EBITDA—EBITDA increased by $24 million, or 8%, in the second quarter of 2014 compared to the second quarter of 2013. This 8% increase consists of an 11% increase related to the improvement in income from our equity investments and a 3% increase related to the higher sales volumes discussed above, offset by a 6% decrease due to lower margins. In the first six months of 2014, EBITDA increased by $155 million, or 30%, compared to the first six months of 2013. This 30% improvement reflects increases of 6% related to the higher sales volumes discussed above, 8% related to higher margins and 6% related to the improvement in income from our equity investments. The remaining increase of 10% reflects a $52 million benefit related to a settlement for certain existing and future environmental claims under a 2005 indemnification agreement.

The higher contribution to our results by certain of our joint ventures, which is reflected in Income from equity investments in the second quarter and first six months of 2014, is largely due to higher sales volumes and better margins compared to the same periods in 2013.

Higher polyethylene results in the second quarter and first six months of 2014 reflect the impact of higher volumes and an improvement in European margins due mainly to lower ethylene feedstock costs and in the second quarter of 2014, higher average sales prices. Polypropylene results improved in the second quarter and first six months of 2014 as margin improvements from higher average sales prices more than offset the impact of the lower volumes discussed above. Although olefins volumes were higher in the second quarter and first six months of 2014, decreases in margins more than offset the favorable impacts of volume, resulting in lower olefins results. Higher naphtha feedstock costs and lower average ethylene and butadiene sales prices contributed to the lower olefin margins in the second quarter and first six months of 2014 compared to the same periods in 2013. Lower polypropylene compounding margins in North America due to higher polypropylene feedstock costs led to lower results in the second quarter of 2014 relative to the same period in 2013 while higher volumes in Europe discussed above contributed to higher results in the first six months of 2014 compared to the six months of 2013.

Intermediates and Derivatives Segment

Overview—Results for our I&D segment remained strong in the second quarter and first six months of 2014 largely due to improvements in our acetyls, PO and derivatives and styrene businesses. These increases were offset in part by lower results for EO/EG in the second quarter of 2014 and oxyfuels in the first six months of 2014.

The following table sets forth selected financial information for the I&D segment including Income from equity investments, which is a component of EBITDA. In addition, the table shows MTBE margins in Northwest Europe (“NWE”).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions of dollars	2014	2013	2014	2013
Sales and other operating revenues	$2,706	$2,217	$5,135	$4,499
Income (loss) from equity investments	(1)	4	2	5
EBITDA	430	338	805	711

Market margins, cents per gallon
MTBE—NWE	90.7	88.4	76.8	96.6

Revenues—Revenues increased by $489 million, or 22%, in the second quarter of 2014 compared to the second quarter of 2013 and by $636 million, or 14%, in the first six months of 2014 compared to the first six months of 2013.

Higher sales volumes increased revenues by 20% and 14% in the second quarter and first six months of 2014, respectively. Sales volumes improved across most products, especially acetyls, styrene, PO derivatives and oxyfuels. The increased acetyls sales volumes reflect higher sales of methanol as a result of the December 2013 restart of our methanol plant in Channelview, Texas. Styrene sales volumes were higher in the second quarter and first six months of 2014 as volumes in the corresponding 2013 periods were negatively affected by planned plant outages at our Channelview, Texas and Maasvlakte, The Netherlands facilities. PO derivatives sales volumes, particularly butanediol (“BDO”) and propylene glycol (“PG”), which were higher in the second quarter and first six months of 2014, reflect the impacts of stronger demand and favorable pricing in Asia and colder than usual winter weather in the U.S., respectively. Increased sales of ETBE in Asia led to the higher oxyfuels sales volumes in the second quarter and first six months of 2014.

Higher average sales prices for acetyls and oxyfuels, which were offset in part by the decline in average styrene sales prices, and the effect of favorable foreign exchange rates contributed 2% to the revenue increase in the second quarter of 2014 compared to the second quarter of 2013. In the first six months of 2014, average sales prices, including the effect of favorable foreign exchange rates, were relatively unchanged compared to the first six months of 2013, as a decline in average sales prices for oxyfuels and styrene was offset by the impact of higher average sales prices for acetyls.

Global industry supply constraints and limited supply capacity led to higher acetyls sales prices for methanol and vinyl acetate monomer (“VAM”), respectively, in the second quarter and first six months of 2014 compared to the same periods in 2013. Oxyfuels prices also increased in the second quarter of 2014 as the impact of higher Brent crude prices and the ETBE bio premium were only partly offset by weak demand for octane blending products compared to the second quarter of 2013. These increases were offset by declines in the average sales prices for styrene, reflecting weakened European demand combined with excess supply, and in the first six months of 2014, by lower oxyfuels prices, largely due to product mix and a lower price premium to gasoline for octane blending products compared to the same periods in 2013.

EBITDA—EBITDA increased by $92 million, or 27%, in the second quarter of 2014 compared to the second quarter of 2013. This 27% increase comprises a 29% increase due to the higher volumes discussed above, offset by a 1% decrease resulting from lower margins and a 1% decrease related to a decline in the level of earnings contributed by our equity investments. In the first six months of 2014, EBITDA increased by $94 million, or 13%, compared to the first six months in 2013. This 13% improvement reflects a 24% increase related to the higher sales volumes discussed above, offset by an 11% decline related to lower margins.

Higher EBITDA results in the second quarter and first six months of 2014 reflect improvements in acetyls, PO and derivatives and styrene relative to the second quarter and first six months of 2013. These higher results were offset in part by lower oxyfuels results in the first six months of 2014. The impact of the December 2013 restart of our methanol plant in Channelview, Texas discussed above contributed approximately $35 million and $85 million to EBITDA in the second quarter and first six months of 2014, respectively.

Acetyls results in the second quarter and first six months of 2014 benefited from additional methanol volumes made available by the restart of our methanol plant in Channelview, Texas discussed above. Methanol margins, which were higher as increases in average sales prices were only partly offset by higher natural gas feedstock costs, also contributed to the higher acetyls results. PO and derivative results were higher in the second quarter and first six months of 2014 primarily due to the effect of the higher sales volumes discussed above. Higher styrene results in the second quarter and first six months of 2014 reflect the higher sales volumes discussed above and improved margins compared to the second quarter and first six months of 2013. The improved styrene margins benefited from decreases in the cost of benzene feedstock, which were offset in part by lower average sales prices, particularly in Europe.

Lower oxyfuels results in the first six months of 2014 reflected prices for octane additives that were lower than the comparable period in 2013, which saw unseasonably high first quarter blend premiums, as well as a shift in the level of sales between regions.

Refining Segment

Overview—Results were higher in the second quarter and first six months of 2014 as margins improved over the same periods in 2013 on favorable increases in both the light crude oil margin and the Maya differential margin. Crude processing rates were slightly lower in the second quarter of 2014 compared to the same period in 2013 due to a brief period of planned maintenance on one of our crude units. Crude processing rates for the first six months of 2014 were higher than the comparable period in 2013, which was negatively impacted by a major first quarter turnaround.

The following table sets forth selected financial information and heavy crude oil processing rates for the Refining segment and the U.S. refining market margins for the applicable periods. Light Louisiana Sweet, or “LLS” is a light crude oil, while “Maya” is a heavy crude oil.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions of dollars	2014	2013	2014	2013
Sales and other operating revenues	$3,250	$3,077	$6,006	$5,545
EBITDA	137	20	266	40

Heavy crude oil processing rates, thousands of barrels per day	257	265	252	219

Market margins, dollars per barrel
Light crude oil – 2-1-1	$17.29	$14.63	$15.27	$13.13
Light crude oil – Maya differential	9.72	6.95	12.41	8.95

Total Maya 2-1-1	$27.01	$21.58	$27.68	$22.08

Revenues—Revenues increased by $173 million, or 6%, in the second quarter of 2014 compared to the second quarter of 2013 and by $461 million, or 8%, in the first six months of 2014 compared to the first six months of 2013.

Higher average refined product prices contributed 9% to the increase in second quarter 2014 revenues. This benefit was partly offset by lower sales volumes, which reduced revenues in the second quarter of 2014 by 3%, primarily due to lower crude processing rates. Scheduled maintenance on one of our crude units in the second quarter of 2014 led to the decrease in second quarter 2014 crude processing rates.

In the first six months of 2014, higher sales volumes primarily due to higher crude processing rates resulted in a 7% increase in revenues compared to the first six months of 2013. Crude processing rates in the first six months of 2013 were negatively impacted by a major scheduled turnaround during the first quarter of that year. Higher average refined product prices in the first six months of 2014 were responsible for the remaining 1% increase in revenues over the same time period in 2013.

EBITDA—EBITDA increased by $117 million, or 585%, in the second quarter of 2014 compared to the second quarter of 2013. This 585% increase reflects a 605% increase related to higher margins offset by a 20% decrease related to lower throughput volumes discussed above. EBITDA increased by $226 million, or 565% in the first six months of 2014 compared to the first six months of 2013. This increase consists of increases of 485% and 80%, respectively, related to improved margins and higher throughput volumes discussed above.

The improvements in refining margins for the second quarter and first six months of 2014 were driven primarily by higher discounts for heavy crude oils and higher gasoline and distillate margins compared to the same periods in 2013. Refining margins for the second quarter and first six months of 2014 also reflected the benefit of higher prices for secondary products. Gasoline and distillate product yields were better in the second quarter 2014 and added to the benefit from the secondary product prices in that period, but declined and reduced that benefit in the first six months of 2014 due to coker-related maintenance. The lower cost for renewable identification numbers, a government established credit used to show compliance in meeting the EPA’s Renewable Fuel Standard, contributed $23 million and $29 million, respectively, to the increase in margins in the second quarter and first six months of 2014 relative to the same 2013 periods.

Technology Segment

Overview—The Technology segment recognizes revenues related to the sale of polyolefin catalysts, licensing of chemical, polyolefin and other process technologies and associated engineering and other services. These revenues are offset in part by the costs incurred in the production of catalysts, licensing and services activities and in research and development (“R&D”) activities. In the second quarter and first six months of 2014, our Technology segment incurred approximately 65% of all R&D costs while in the corresponding periods of 2013, it incurred approximately 70% of our R&D costs.

The following table sets forth selected financial information for the Technology segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions of dollars	2014	2013	2014	2013
Sales and other operating revenues	$144	$132	$280	$266
EBITDA	71	59	147	125

Revenues—Revenues increased by $12 million, or 9%, in the second quarter of 2014 compared to the second quarter of 2013, and by $14 million, or 5%, in the first six months of 2014 compared to the first six months of 2013.

Higher licensing and services revenues related to licenses issued in prior years contributed 11% and 4% to the revenues increase in the second quarter and first six months of 2014, respectively, compared to the same 2013 periods, which included a one time, lump-sum settlement associated with a license agreement entered into in a prior year.

Catalyst revenues, which declined in the second quarter of 2014 compared to the same period in 2013, were relatively unchanged in the first six months of 2014 compared to the first six months of 2013. Improvements in catalyst sales prices, including the effect of favorable foreign exchange rates in the second quarter and first six months of 2014, were responsible for revenue increases relative to the second quarter and first six months of 2013 of 6% and 4%, respectively. Lower catalyst sales volumes in the second quarter and first six months of 2014 decreased revenues by 8% and 3%, respectively, compared to the same periods in 2013.

EBITDA—EBITDA increased by $12 million, or 20%, in the second quarter of 2014 compared to the second quarter of 2013 and by $22 million, or 18%, in the first six months of 2014 compared to the first six months of 2013.

The increases in EBITDA for the second quarter and first six months of 2014 reflect higher licensing and services revenues discussed above and higher catalyst results and, in the first six months of 2014, lower research and development expenses relative to the same periods in 2013. The higher catalyst results reflect higher margins offset in part by the effect of the lower sales volumes discussed above.

FINANCIAL CONDITION

Operating, investing and financing activities of continuing operations, which are discussed below, are presented in the following table:

	Six Months Ended
	June 30,
Millions of dollars	2014	2013
Source (use) of cash:
Operating activities	$2,598	$2,045
Investing activities	(2,257)	(797)
Financing activities	(2,767)	(742)

Operating Activities—Cash of $2,598 million provided in the first six months of 2014 primarily reflected earnings, adjusted for non-cash items, and cash used by the main components of working capital – accounts receivable, inventories and accounts payable. Also contributing to cash flow were $189 million of refunds of VAT from prior periods that were received from Italian tax authorities in the second quarter of 2014.

The $157 million of cash used by the main components of working capital in the first six months of 2014 reflects increases of $246 million and $53 million in accounts receivable and inventories, respectively, offset by a $142 million increase in accounts payable.

The increase in accounts receivable at the end of the second quarter 2014 primarily reflects higher O&P–EAI segment sales volumes, offset in part by higher collections. Higher accounts payable balances related to our O&P–EAI and I&D segments were offset in part by the timing of raw material and crude oil purchases for our O&P–Americas and Refining segments as a result of turnaround activities. Higher inventory levels in the I&D and O&P–EAI segments, which were offset in part by a decline in the level of inventories carried by the O&P–Americas and Technology segments, resulted in an increase in inventories at the end of the second quarter, compared to year end 2013. Demand-driven increases in oxyfuels and styrene inventories are reflected in the higher I&D inventory level while a build of polyethylene inventory in preparation for a third quarter 2014 turnaround at our Wesseling, Germany site and a demand-driven increase in our polypropylene inventory are reflected in the higher level of O&P–EAI inventories at the end of the second quarter of 2014. These increases were offset in part by a decline in the O&P–Americas’ polyethylene inventory as the inventory build at the end of 2013 in preparation for the La Porte, Texas and Matagorda, Texas turnarounds was drawn down during the first six months of 2014. Crude oil inventory in the Refining segment, which was higher at the end of 2013 due to operational issues in December 2013, also declined during the first six months of 2014.

The $2,045 million of cash provided in the first six months of 2013 primarily reflected earnings, adjusted for non-cash items, offset in part by cash used by the main components of working capital – accounts receivable, inventories and accounts payable. Also contributing to cash flow were $224 million of refunds of VAT from prior periods that were received from Italian tax authorities in the second quarter of 2013.

The $201 million of cash used by the main components of working capital in the first six months of 2013 reflected increases of $143 million, $151 million, and $93 million in accounts receivable, inventories, and accounts payable, respectively. The increase in accounts receivable at the end of the second quarter 2013, compared to year end 2012, reflected an increase in sales volumes for our O&P–EAI and I&D segments, offset in part by lower Refining segment sales volumes and higher collections. Inventories increased due to a build in crude oil in the Refining segment from the low levels seen at the end of 2012 and an accumulation of U.S. polyethylene inventories in preparation for a turnaround that began in the third quarter of 2013. An increase in raw material purchases by our O&P–EAI and Refining segments at the end of the second quarter 2013 contributed to the increase in accounts payable.

Investing Activities—We used cash of $2,257 million and $797 million in investing activities in the first six months of 2014 and 2013, respectively.

In the first six months of 2014, we invested cash exceeding our daily operating requirements in investment-grade and other high quality instruments. We invest in financial instruments that provide adequate flexibility to redeploy funds as needed to meet our cash flow requirements while maximizing yield. In the first six months of 2014, we invested $1,573 million in securities, which are deemed available-for-sale and classified as Short-term investments, and $275 million in tri-party repurchase agreements classified as short-term loans receivable. In the first six months of 2014, we also received proceeds upon the maturity of certain of our available-for-sale securities and repurchase agreements of $272 million and $75 million, respectively. See Note 7 to the Consolidated Financial Statements for additional information regarding these investments.

The following table summarizes capital expenditures for the periods presented:

	Six Months Ended
	June 30,
Millions of dollars	2014	2013
Capital expenditures by segment:
O&P–Americas	$537	$244
O&P–EAI	60	109
I&D	97	247
Refining	52	160
Technology	8	13
Other	4	5

Consolidated capital expenditures of continuing operations	$758	$778

Our capital expenditures in the first six months of 2014 and 2013 included debottlenecks of certain assets to enhance production, turnaround activities at several sites, expansion projects, railcar purchases and other plant improvement projects. The higher level of capital expenditures in the first six months of 2014 for our O&P–Americas segment reflects activities related to an ethylene expansion and associated turnaround at our La Porte, Texas facility and an ethylene expansion project at our Channelview, Texas facility. Capital expenditures in the first six month of 2014 for our I&D, Refining and O&P–EAI segments were lower relative to the same period in 2013 due primarily to the completion in 2013 of the restart of our methanol plant in La Porte, Texas, a major turnaround at our Houston, Texas refinery, and a butadiene expansion project in Germany, respectively.

Financing Activities—In the first six months of 2014 and 2013, our financing activities used cash of $2,767 million and $742 million, respectively.

In the first six months of 2014, we made payments of $3,067 million to acquire approximately 34 million of our outstanding ordinary shares. For additional information related to these share repurchases, see Note 12 to the Consolidated Financial Statements. Furthermore, we made dividend payments totaling $697 million during the first six months of 2014.

In February 2014, we issued $1,000 million of 4.875% Notes due 2044 and received net proceeds of $988 million. Additional information related to these notes can be found in the Liquidity and Capital Resources section below and in Note 6 to the Consolidated Financial Statements.

Liquidity and Capital Resources—As of June 30, 2014, we had $3,329 million of unrestricted cash and cash equivalents and marketable securities classified as Short-term investments. For additional information related to our purchases of marketable securities, which currently include certificates of deposit, commercial paper and bonds, see the Financing Activities section above and Note 7 to the Consolidated Financial Statements.

At June 30, 2014, we held $553 million of cash in jurisdictions outside of the U.S., principally in the United Kingdom. Less than 1% of our outstanding cash balance is held in a country that has established government imposed currency restrictions that could impede the ability of our subsidiary to transfer funds to us. There currently are no other material legal or economic restrictions that would impede our transfers of cash. We also had total unused availability under our credit facilities of $3,611 million at June 30, 2014, which included the following:

•	$2,000 million under our $2,000 million revolving credit facility;

•

$1,000 million under our $1,000 million U.S. accounts receivable securitization facility. Availability under this facility is subject to a borrowing base of eligible receivables, which is reduced by outstanding borrowings and letters of credit, if any. There were no outstanding borrowings or letters of credit at June 30, 2014; and

•

€435 million and $20 million (totaling approximately $611 million) under our €450 million European accounts receivable securitization facility. Availability under this facility is subject to a borrowing base, net of outstanding borrowings. There were no outstanding borrowings under this facility at June 30, 2014.

We also have outstanding letters of credit and bank guarantees totaling $734 million at June 30, 2014 issued under uncommitted credit facilities.

At June 30, 2014, we had total debt, including current maturities, of $6,824 million.

In July 2014, we entered into interest rate swaps with a notional value of $750 million as part of our current interest rate risk management strategy to achieve a desired proportion of variable versus fixed rate debt. The swaps, which have been designated as fair value hedges, effectively convert a portion of our $2,000 million 5% senior notes due 2019 to floating debt based on USD LIBOR.

In accordance with our current interest rate risk management strategy and subject to management’s evaluation of market conditions and the availability of favorable interest rates among other factors, we may from time to time enter into interest rate swap agreements to economically convert a portion of our fixed rate debt to variable rate debt.

In June 2014, we amended and restated our $2,000 million revolving credit facility to, among other things, reduce undrawn pricing and extend the term of the facility to June 2019. For additional information related to this credit facility, see Note 6 to the Consolidated Financial Statements.

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

During the second quarter of 2014, we concluded our share repurchase program announced in May 2013, under which we could repurchase up to 10% of our shares outstanding. We purchased 57,584,238 shares under this program for approximately $4,678 million.

In April 2014, we announced a new share repurchase program under which we may repurchase up to 10% of our shares outstanding over the next eighteen months for a total of approximately 53 million shares. Our share repurchase program does not have a stated dollar amount, and purchases may be made through open market purchases, private market transactions or other structured transactions. Repurchased shares could be retired or used for general corporate purposes, including for various employee benefit and compensation plans. As of June 30,

2014, we have purchased 4,003,964 shares under this program for approximately $397 million. As of July 23, 2014, we had approximately 46 million shares remaining under the current authorization. The timing and amount of additional shares repurchased will be determined by our Management Board based on its evaluation of market conditions and other factors.

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

CURRENT BUSINESS OUTLOOK

During the first weeks of the third quarter, industry conditions have been similar to those seen in the second quarter of 2014. U.S. oil, natural gas and natural gas liquids production remain strong. Together, these factors support margins in our O&P–Americas, I&D and Refining segments. Our third quarter results will, however, be impacted negatively by the delayed start-up of our ethylene facility in La Porte, Texas. Business conditions affecting our O&P–EAI segment have slowed slightly following normal seasonal trends. Our equity earnings may be negatively impacted by scheduled turnarounds at two of our O&P–EAI segment’s joint ventures. Thus far, the business environment for our Refining and Technology segments remain relatively unchanged from the second quarter of 2014.

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

•

we may face operating interruptions (including leaks, explosions, fires, weather-related incidents, mechanical failure, unscheduled downtime, supplier disruptions, labor shortages, strikes, work stoppages or other labor difficulties, transportation interruptions, spills and releases and other environmental risks) at any of our facilities, which would negatively impact our operating results; for example, because the Houston refinery is our only refining operation, we would not have the ability to increase production elsewhere to mitigate the impact of any outage at that facility;

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

All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section and any other cautionary statements that may accompany such forward-looking statements. Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market and regulatory risks is described in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2013. Our exposure to such risks has not changed materially in the six months ended June 30, 2014.

Item 4. CONTROLS AND PROCEDURES

As of June 30, 2014, with the participation of our management, our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) carried out an evaluation, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the Act), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of June 30, 2014.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Environmental Matters

From time to time we and our joint ventures receive notices or inquiries from government entities regarding alleged violations of environmental laws and regulations pertaining to, among other things, the disposal, emission and storage of chemical and petroleum substances, including hazardous wastes. Item 103 of the SEC’s Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and the proceedings involve potential monetary sanctions that we reasonably believe could exceed $100,000. The matters below are disclosed solely pursuant to that requirement.

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

In September 2013, EPA Region V issued a Notice and Finding of Violation alleging violations at our Morris, Illinois facility related to flaring activity. The Notice generally alleges failures to monitor steam usage and improper flare operations. We reasonably believe that EPA Region V may assert a penalty demand in this matter in excess of $100,000.

In June 2014, EPA Region V issued a Notice and Finding of Violation alleging violations at our Tuscola, Illinois facility related to flaring activity. The Notice generally alleges failure to conduct a valid performance test and improper flare operations. We reasonably believe that EPA Region V may assert a penalty demand in this matter in excess of $100,000.

Litigation and Other Matters

Information regarding our litigation and other legal proceedings can be found in Note 11, Commitments and Contingencies, to the Consolidated Financial Statements.

Item 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in Item 1A of our 2013 Annual Report on Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs (1)
April 1 – April 30	7,639,764	$89.82	7,639,764	60,498,858
May 1 – May 31	7,311,420	$96.74	7,311,420	53,187,438
June 1 – June 30	4,229,200	$99.30	4,229,200	48,958,238

Total	19,180,384	$94.55	19,180,384	48,958,238

(1)

On May 22, 2013, we announced a share repurchase program of up to 57,584,238 of our ordinary shares through November 22, 2014. Share repurchases under this program were completed in June 2014. On April 16, 2014, we announced a new share repurchase program of up to 52,962,202 of our ordinary shares through October 16, 2015. The maximum number of shares that may yet be purchased is not necessarily an indication of the number of shares that will ultimately be purchased.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 6. EXHIBITS

10.1 +	Form of Performance Share Unit Award Agreement for James L. Gallogly (incorporated by reference to Exhibit 10.1 to Form 8-K/A dated May 14, 2014)

10.2 +	Form of Restricted Stock Unit Award Agreement for James L. Gallogly (incorporated by reference to Exhibit 10.2 to Form 8-K/A dated May 14, 2014)

10.3 +	Form of Nonqualified Stock Option Award Agreement for James L. Gallogly (incorporated by reference to Exhibit 10.3 to Form 8-K/A dated May 14, 2014)

10.4	Amended and Restated Credit Agreement, dated June 5, 2014, among LyondellBasell Industries N.V. and LYB Americas Finance Company, as Borrowers, the Lenders, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Deutsche Bank Securities Inc., as Syndication Agent and the other parties thereto (incorporated by reference to Exhibit 10.1 to Form 8-K dated June 5, 2014)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32	Certifications pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

+	Management contract or compensatory plan, contract or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LYONDELLBASELL INDUSTRIES N.V.

Date: July 25, 2014	/s/ William B. Allen, Jr.
William B. Allen, Jr.
Vice President, Finance
(Principal Accounting Officer)