Form 10-Q
period 2014-09-30
LyondellBasell Industries N.V.
filed 2014-10-24
CIK 1489393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [x] No [ ]

The registrant had 500,667,961 ordinary shares, €0.04 par value, outstanding at October 22, 2014 (excluding 77,765,072 treasury shares).

LYONDELLBASELL INDUSTRIES N.V.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions of dollars, except earnings per share	2014	2013	2014	2013
Sales and other operating revenues:
Trade	$11,784	$10,871	$34,626	$32,115
Related parties	282	281	692	809

	12,066	11,152	35,318	32,924

Operating costs and expenses:
Cost of sales	10,118	9,690	29,950	28,339
Selling, general and administrative expenses	211	220	612	641
Research and development expenses	31	35	97	106

	10,360	9,945	30,659	29,086
Operating income	1,706	1,207	4,659	3,838
Interest expense	(92)	(81)	(280)	(222)
Interest income	13	5	26	12
Other income (expense), net	3	1	20	(2)

Income from continuing operations before equity investments and income taxes	1,630	1,132	4,425	3,626
Income from equity investments	64	61	193	163

Income from continuing operations before income taxes	1,694	1,193	4,618	3,789
Provision for income taxes	434	339	1,242	1,106

Income from continuing operations	1,260	854	3,376	2,683
Income (loss) from discontinued operations, net of tax	(3)	(3)	1	(5)

Net income	1,257	851	3,377	2,678
Net loss attributable to non-controlling interests	1	2	4	5

Net income attributable to the Company shareholders	$1,258	$853	$3,381	$2,683

Earnings per share:
Net income (loss) attributable to the Company shareholders —
Basic:
Continuing operations	$2.47	$1.52	$6.41	$4.70
Discontinued operations	(0.01)	(0.01)	- -	(0.01)

	$2.46	$1.51	$6.41	$4.69

Diluted:
Continuing operations	$2.46	$1.51	$6.38	$4.67
Discontinued operations	(0.01)	(0.01)	- -	(0.01)

	$2.45	$1.50	$6.38	$4.66

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2014	2013	2014	2013
Net income	$1,257	$851	$3,377	$2,678
Other comprehensive income, net of tax –
Financial derivatives:
Loss on forward interest rate swaps	- -	- -	(17)	- -
Income tax benefit	- -	- -	(4)	- -

Financial derivatives, net of tax	- -	- -	(13)	- -

Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	- -	- -	1	- -

Unrealized gains on available-for-sale securities, net of tax	- -	- -	1	- -

Defined pension and other postretirement benefit plans:
Prior service cost arising during the period	- -	- -	- -	(2)
Reclassification adjustment for amortization of prior service cost included in net income	1	1	3	3
Net actuarial loss arising during the period	- -	- -	(16)	- -
Reclassification adjustment for net actuarial loss included in net income	1	7	6	21

Defined pension and other postretirement benefit plans, before tax	2	8	(7)	22
Income tax expense (benefit)	1	2	(7)	8

Defined pension and other postretirement benefit plans, net of tax	1	6	- -	14

Foreign currency translations adjustment:
Unrealized net change arising during the period	(554)	198	(594)	94
Income tax benefit	- -	(2)	- -	(4)

Foreign currency translations, net of tax	(554)	200	(594)	98

Total other comprehensive income (loss)	(553)	206	(606)	112

Comprehensive income	704	1,057	2,771	2,790
Comprehensive loss attributable to non-controlling interests	1	2	4	5

Comprehensive income attributable to the Company shareholders	$705	$1,059	$2,775	$2,795

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
Millions of dollars	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$1,185	$4,450
Restricted cash	- -	10
Short-term investments	1,544	- -
Accounts receivable:
Trade, net	3,898	3,828
Related parties	207	202
Inventories	5,359	5,279
Prepaid expenses and other current assets	739	830

Total current assets	12,932	14,599
Property, plant and equipment at cost	11,784	11,151
Less: Accumulated depreciation	(3,184)	(2,694)

Property, plant and equipment, net	8,600	8,457
Investments and long-term receivables:
Investment in PO joint ventures	397	421
Equity investments	1,690	1,629
Other investments and long-term receivables	54	64
Goodwill	576	605
Intangible assets, net	799	904
Other assets	583	619

Total assets	$25,631	$27,298

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
Millions of dollars, except shares and par value data	2014	2013
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$2	$1
Short-term debt	56	58
Accounts payable:
Trade	2,611	2,822
Related parties	820	750
Accrued liabilities	1,460	1,299
Deferred income taxes	685	580

Total current liabilities	5,634	5,510
Long-term debt	6,753	5,776
Other liabilities	1,795	1,839
Deferred income taxes	1,574	1,659
Commitments and contingencies
Stockholders’ equity:
Ordinary shares, €0.04 par value, 1,275 million shares authorized, 504,006,085 and 548,824,138 shares outstanding, respectively	31	31
Additional paid-in capital	10,385	10,382
Retained earnings	6,330	4,004
Accumulated other comprehensive income (loss)	(510)	96
Treasury stock, at cost, 74,426,948 and 29,607,877 ordinary shares, respectively	(6,393)	(2,035)

Total Company share of stockholders’ equity	9,843	12,478
Non-controlling interests	32	36

Total equity	9,875	12,514

Total liabilities and equity	$25,631	$27,298

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
Millions of dollars	2014	2013
Cash flows from operating activities:
Net income	$3,377	$2,678
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	772	769
Amortization of debt-related costs	16	16
Inventory valuation adjustment	45	- -
Equity investments –
Equity income	(193)	(163)
Distributions of earnings	66	135
Deferred income taxes	152	172
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(240)	(106)
Inventories	(274)	(282)
Accounts payable	(17)	16
Prepaid expenses and other current assets	171	(179)
Other, net	157	105

Net cash provided by operating activities	4,032	3,161

Cash flows from investing activities:
Purchases of securities and other investments	(2,804)	- -
Proceeds from sales and maturities of securities and other investments	999	- -
Expenditures for property, plant and equipment	(1,096)	(1,201)
Restricted cash	10	2
Other, net	(4)	(36)

Net cash used in investing activities	(2,895)	(1,235)

Cash flows from financing activities:
Repurchases of Company ordinary shares	(4,347)	(1,251)
Dividends paid	(1,055)	(517)
Issuance of long-term debt	992	1,471
Payments of debt issuance costs	(18)	(23)
Other, net	40	30

Net cash used in financing activities	(4,388)	(290)

Effect of exchange rate changes on cash	(14)	46

Increase (decrease) in cash and cash equivalents	(3,265)	1,682
Cash and cash equivalents at beginning of period	4,450	2,732

Cash and cash equivalents at end of period	$1,185	$4,414

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

					Accumulated	Company
			Additional		Other	Share of	Non-
	Ordinary Shares		Paid-in	Retained	Comprehensive	Stockholders’	Controlling
Millions of dollars	Issued	Treasury	Capital	Earnings	Income (Loss)	Equity	Interests
Balance, December 31, 2013	$31	$(2,035)	$10,382	$4,004	$96	$12,478	$36
Net income (loss)	- -	- -	- -	3,381	- -	3,381	(4)
Other comprehensive loss	- -	- -	- -	- -	(606)	(606)	- -
Share-based compensation	- -	49	3	- -	- -	52	- -
Dividends ($2.00 per share)	- -	- -	- -	(1,055)	- -	(1,055)	- -
Repurchases of Company ordinary shares	- -	(4,407)	- -	- -	- -	(4,407)	- -

Balance, September 30, 2014	$31	$(6,393)	$10,385	$6,330	$(510)	$9,843	$32

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

Accounting Guidance Issued But Not Adopted as of September 30, 2014

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

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

3.	Discontinued Operations

The amounts included in Income (loss) from discontinued operations of the Berre refinery are summarized as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
Millions of dollars	2014		2013	2014	2013

Sales and other operating revenues	$	- -	$1	$1	$9

Income (loss) from discontinued operations before income taxes		$(4)	$(3)	$3	$(5)
Provision for (benefit from) income taxes		(1)	- -	2	- -

Income (loss) from discontinued operations, net of tax		$(3)	$(3)	$1	$(5)

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

The following table summarizes the changes in the accrual for the social plan for employees affected by the closure of the Berre refinery:

	Nine Months Ended September 30,
Millions of dollars	2014	2013
Beginning balance	$42	$59
Accretion expense	1	3
Cash payments	(10)	(16)
Adjustment for change in estimates	- -	(5)
Effect of exchange rate changes	(4)	2

Ending balance	$29	$43

There are no significant assets or liabilities related to the Berre refinery other than those discussed above.

4.	Accounts Receivable

Our allowance for doubtful accounts receivable, which is reflected in the Consolidated Balance Sheets as a reduction of accounts receivable, totaled $32 million and $43 million at September 30, 2014 and December 31, 2013, respectively.

5.	Inventories

Inventories consisted of the following components:

	September 30,	December 31,
Millions of dollars	2014	2013
Finished goods	$3,283	$3,297
Work-in-process	349	253
Raw materials and supplies	1,727	1,729

Total inventories	$5,359	$5,279

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	Debt

Long-term loans, notes and other long-term debt consisted of the following:

	September 30,	December 31,
Millions of dollars	2014	2013
Senior Notes due 2019, $2,000 million, 5.0%	$1,987	$2,000
Senior Notes due 2021, $1,000 million, 6.0%	1,000	1,000
Senior Notes due 2024, $1,000 million, 5.75%	1,000	1,000
Guaranteed Notes due 2044, $1,000 million, 4.875% ($12 million of discount)	988	- -
Guaranteed Notes due 2023, $750 million, 4% ($9 million of discount)	741	740
Guaranteed Notes due 2043, $750 million, 5.25% ($22 million of discount)	728	728
Guaranteed Notes due 2027, $300 million, 8.1%	300	300
Other	11	9

Total	6,755	5,777
Less current maturities	(2)	(1)

Long-term debt	$6,753	$5,776

At September 30, 2014, our 5% Senior Notes due 2019 include a $13 million adjustment related to our fixed-for-floating interest rate swaps, which is recognized in Interest expense in the Consolidated Statements of Income for the three and nine month periods ended September 30, 2014.

Short-term loans, notes, and other short-term debt consisted of the following:

	September 30,	December 31,
Millions of dollars	2014	2013
$2,000 million Senior Revolving Credit Facility	$ - -	$ - -
$1,000 million U.S. Receivables Securitization Facility	- -	- -
€450 million European Receivables Securitization Facility	- -	- -
Financial payables to equity investees	6	9
Precious metals financings	49	48
Other	1	1

Total short-term debt	$56	$58

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

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Short-Term Debt

Commercial Paper Program—In October 2014, we entered into a commercial paper program under which we may issue up to $2,000 million of privately placed, unsecured, short-term promissory notes (“commercial paper”). This program is backed by our $2,000 million Senior Revolving Credit Facility. Proceeds from the issuance of commercial paper may be used for general corporate purposes, including dividends and share repurchases.

Senior Revolving Credit Facility—In June 2014, we amended and restated our revolving credit facility to, among other things, reduce undrawn pricing and extend the term of the facility to June 2019. This facility, which may be used for dollar and euro denominated borrowings, has a $700 million sublimit for dollar and euro denominated letters of credit and supports our commercial paper program. The aggregate balance of outstanding borrowings and letters of credit under this facility may not exceed $2,000 million at any given time. Borrowings under the facility bear interest at a Base Rate or LIBOR, plus an applicable margin. Additional fees are incurred for the average daily unused commitments. At September 30, 2014, there were no borrowings or letters of credit outstanding under this facility.

The facility contains customary covenants and warranties, including specified restrictions on indebtedness and liens. In addition, we are required to maintain a leverage ratio at the end of every quarter of 3.50 to 1.00 or less for the period covering the most recent four quarters. We are in compliance with these covenants as of September 30, 2014.

U.S. Receivables Securitization Facility—Our U.S. accounts receivable securitization facility provides for up to $1,000 million of liquidity through the sale or contribution of trade receivables by certain of our U.S. subsidiaries to a wholly owned, bankruptcy-remote subsidiary on an ongoing basis and without recourse. The bankruptcy-remote subsidiary may then, at its option and subject to a borrowing base of eligible receivables, sell undivided interests in the pool of trade receivables to financial institutions participating in the facility. We are responsible for servicing the receivables. In the event of liquidation, the bankruptcy-remote subsidiary’s assets will be used to satisfy the claims of its creditors prior to any assets or value in the bankruptcy-remote subsidiary becoming available to us. At September 30, 2014, availability under this facility was $1,000 million, as there were no borrowings or letters of credit outstanding under the facility.

At September 30, 2014 and 2013, our weighted average interest rates on outstanding short-term debt were 0.6% and 1.1%, respectively.

Debt Discount and Issuance Costs—Amortization of debt discounts and debt issuance costs in each of the nine months ended September 30, 2014 and 2013 resulted in amortization expense of $16 million, which is included in Interest expense in the Consolidated Statements of Income.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	Financial Instruments

Cash Concentration—Our cash equivalents are placed in high-quality commercial paper, money market funds and time deposits with major international banks and financial institutions.

Marketable Securities—We invest cash in investment-grade securities for periods not exceeding two years. Investments in securities with original maturities of three months or less are classified as Cash and cash equivalents. At September 30, 2014 and December 31, 2013, we had marketable securities classified as Cash and cash equivalents of $786 million and $3,482 million, respectively.

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

Repurchase Agreements—In 2014, we invested in tri-party repurchase agreements. Under these agreements, we make cash purchases of securities according to a pre-agreed profile from our counterparties. The counterparties have an obligation to repurchase, and we have an obligation to sell, the same or substantially the same securities at a pre-defined date for a price equal to the purchase price plus interest. These securities, which pursuant to our policy are held by a third-party custodian and must generally have a minimum collateral value of 102%, secure the counterparty’s obligation to repurchase the securities. Our investment in these tri-party repurchase agreements, which mature within the next twelve months, are treated as short-term loans receivable and are reflected in Prepaid expenses and other current assets on our Consolidated Balance Sheets. The balance of our investment at September 30, 2014 was $200 million.

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

Foreign Currency Rates—We have significant worldwide operations. The functional currencies of our consolidated subsidiaries through which we operate are primarily the U.S. dollar and the euro. We enter into transactions denominated in currencies other than our designated functional currencies. As a result, we are exposed to foreign currency risk on receivables and payables. We maintain risk management control policies intended to monitor foreign currency risk attributable to both our outstanding foreign currency balances and our future commitments. These control policies involve the centralization of foreign currency exposure management, the offsetting of exposures and the estimating of expected impacts of changes in foreign currency rates on our earnings. We enter into foreign currency forward contracts to reduce the effects of our net currency exchange exposures. At September 30, 2014, foreign currency forward contracts in the notional amount of $543 million, maturing in October 2014 through June 2015, were outstanding.

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

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign Currency Gain (Loss)—Other income (expense), net, in the Consolidated Statements of Income reflected losses of $1 million and less than $1 million for the three and nine months ended September 30, 2014, and a gain of $1 million and a loss of $3 million for the three and nine months ended September 30, 2013, respectively.

Cross-Currency Swaps—In October 2014, to reduce our exposure to foreign currency exchange risk associated with certain intercompany loans, we entered into cross-currency swap contracts with an aggregate notional value of $2,000 million. Under the terms of these contracts, which have been designated as cash flow hedges, we will make interest payments in euros and receive interest in U.S. dollars. Upon the maturities of these contracts, we will pay euros and receive U.S. dollars from our counterparties.

Forward-Starting Interest Rate Swaps—In July 2013, we entered into forward-starting interest rate swaps with notional values totaling $1,500 million to hedge the intra-day risk of changes in the forward U.S. Treasury rates for fixed-rate debt issuances in 2013. These forward starting interest rate swaps were terminated contemporaneously with the pricing of $750 million of guaranteed notes due 2023 and $750 million of guaranteed notes due 2043. In February 2014, we entered into forward-starting interest rate swaps with a total notional value of $500 million to hedge the risk of fluctuations in the forward USD 30 Year LIBOR Swap rate for anticipated fixed-rate debt issuances in 2014. The swap was terminated upon issuance of the $1,000 million of guaranteed notes due 2044. We designated these forward-starting interest rate swaps as cash flow hedges.

We paid cash of $17 million to settle the liabilities related to these swaps agreements. The related deferred losses were recognized in AOCI and are being amortized as an increase to interest expense over the life of the related guaranteed note issuances using the effective interest method.

As of September 30, 2014, less than $1 million (on a pretax basis) is scheduled to be reclassified as an increase to interest expense over the next twelve months.

Fixed-for-Floating Interest Rate Swaps—During the third quarter of 2014, we entered into fixed-for-floating interest rate swaps with third party financial institutions to mitigate changes in the fair value of our $2,000 million 5% senior notes due 2019 associated with the risk of variability in the 3 Month USD LIBOR rate (the benchmark interest rate). These interest rate swaps are used as part of our current interest rate risk management strategy to achieve a desired proportion of variable versus fixed rate debt.

Under these arrangements, we exchange fixed for floating rate interest payments to effectively convert our fixed rate debt to floating rate debt. The fixed and variable cash payments related to the interest rate swaps are net settled semi-annually and classified as Other, net, in the Cash flows from operating activities section of the Consolidated Statements of Cash Flows.

In accordance with ASC 815, we have elected to designate these fixed-for-floating interest rate swaps as fair value hedges. Accordingly, changes in the fair value of the derivatives and the hedged instrument are recorded as Interest expense in our Consolidated Statements of Income. We evaluate the effectiveness of the hedging relationship periodically and calculate the changes in the fair value of the derivatives and the underlying hedged items separately. In each of the three and nine months ended September 30, 2014, we recognized a net gain of $6 million, related to the ineffectiveness of our hedging relationships.

At September 30, 2014, we had outstanding interest rate swap agreements with notional amounts of $2,000 million, maturing in April 15, 2019.

Available-for-Sale Securities—The following table summarizes the amortized cost, gross unrealized gains and losses, and fair value of available-for-sale securities measured on a recurring basis that are outstanding as of

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2014. Refer to Note 8 for additional information regarding the fair value of available-for-sale securities.

	September 30, 2014
		Gross	Gross
		Unrealized	Unrealized	Fair
Millions of dollars	Cost	Gains	Losses	Value
Commercial paper	$1,141	$1	$ - -	$1,142
Bonds	239	- -	- -	239
Certificates of deposit	163	- -	- -	163

Total available-for-sale securities	$1,543	$1	$ - -	$1,544

As of September 30, 2014, the commercial paper securities held by the Company had maturities between less than one and twelve months, bonds had maturities between one and twenty-two months and certificates of deposit mature within two and sixteen months.

The fair value and unrealized losses related to available-for-sale securities that were in an unrealized loss position for less than twelve months as of September 30, 2014 were $167 million and less than $1 million, respectively.

We received gross proceeds of $652 million and $924 million related to the maturity of certain available-for-sale securities during the three and nine months ended September 30, 2014. None of our available-for-sale securities were sold during the three and nine months ended September 30, 2014 and accordingly, no realized gains or realized losses related to the sale of these securities were recognized during that time.

In addition, no losses related to other-than-temporary impairments of our available-for-sale investments have been recorded in Accumulated other comprehensive income during the three and nine months ended September 30, 2014.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Instruments—The following table summarizes derivative and non-derivative financial instruments outstanding as of September 30, 2014 and December 31, 2013 that are measured at fair value on a recurring basis. Refer to Note 8 for additional information regarding the fair value of derivative and non-derivative financial instruments.

		September 30, 2014		December 31, 2013
	Balance Sheet	Notional	Fair	Notional		Fair
Millions of dollars	Classification	Amount	Value	Amount		Value
Assets–
Derivatives not designated as hedges:
Commodities	Prepaid expenses and other current assets	$ - -	$4	$	- -	$	- -
Embedded derivatives	Prepaid expenses and other current assets	38	6		47		3
Foreign currency	Prepaid expenses and other current assets	136	2		155		1

Non-derivatives:
Available-for sale securities	Short-term investments	1,542	1,544		- -		- -

		$1,716	$1,556		$202		$4

Liabilities–
Derivatives designated as fair value hedges:
Fixed-for-floating interest rate swaps	Other liabilities	$2,000	$3	$	- -	$	- -

Derivatives not designated as hedges:
Commodities	Accrued liabilities	4	- -		646		4
Embedded derivatives	Accrued liabilities	10	- -		- -		- -
Foreign currency	Accrued liabilities	407	4		17		- -

Non-derivatives:
Performance share awards	Accrued liabilities	19	19		- -		- -
Performance share awards	Other liabilities	16	16		14		14

		$2,456	$42		$677		$18

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the pretax effect of derivative instruments charged directly to income.

	Effect of Financial Instruments
	Three Months Ended September 30, 2014
		Gain (Loss)	Additional
	Gain (Loss)	Reclassified	Gain (Loss)
	Recognized	from AOCI	Recognized	Income Statement
Millions of dollars	in AOCI	to Income	in Income	Classification
Derivatives designated as fair value hedges:
Fixed-for-floating interest rate swaps	$ - -	$ - -	$(3)	Interest expense
Derivatives not designated as hedges:
Commodities	- -	- -	(3)	Cost of sales
Embedded derivatives	- -	- -	6	Cost of sales
Foreign currency	- -	- -	(42)	Other income (expense), net

	$ - -	$ - -	$(42)

	Three Months Ended September 30, 2013
		Gain (Loss)	Additional
	Gain (Loss)	Reclassified	Gain (Loss)
	Recognized	from AOCI	Recognized	Income Statement
Millions of dollars	in AOCI	to Income	in Income	Classification
Derivatives not designated as hedges:
Commodities	$ - -	$ - -	$(2)	Cost of sales
Embedded derivatives	- -	- -	(5)	Cost of sales
Foreign currency	- -	- -	20	Other income (expense), net

	$ - -	$ - -	$13

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Effect of Financial Instruments
	Nine Months Ended September 30, 2014
		Gain (Loss)	Additional
	Gain (Loss)	Reclassified	Gain (Loss)
	Recognized	from AOCI	Recognized	Income Statement
Millions of dollars	in AOCI	to Income	in Income	Classification
Derivatives designated as cash-flow hedges:
Forward-starting interest rate swaps	$(17)	$ - -	$(1)	Interest expense
Derivatives designated as fair value hedges:
Fixed-for-floating interest rate swaps	- -	- -	(3)	Interest expense
Derivatives not designated as hedges:
Commodities	- -	- -	4	Cost of sales
Embedded derivatives	- -	- -	1	Cost of sales
Foreign currency	- -	- -	(37)	Other income (expense), net

	$(17)	$ - -	$(36)

	Nine Months Ended September 30, 2013
		Gain (Loss)	Additional
	Gain (Loss)	Reclassified	Gain (Loss)
	Recognized	from AOCI	Recognized	Income Statement
Millions of dollars	in AOCI	to Income	in Income	Classification
Derivatives not designated as hedges:
Commodities	$ - -	$ - -	$(10)	Cost of sales
Embedded derivatives	- -	- -	22	Cost of sales
Foreign currency	- -	- -	5	Other income (expense), net

	$ - -	$ - -	$17

For the three and nine months ended September 30, 2014, the pretax effect of additional gain (loss) recognized in income for the fixed-for-floating interest rate swaps includes the net value for accrued interest of $4 million.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	Fair Value Measurement

The following table presents the financial instruments outstanding as of September 30, 2014 and December 31, 2013 that are measured at fair value on a recurring basis.

	September 30, 2014
	Fair
Millions of dollars	Value	Level 1		Level 2		Level 3
Assets–
Derivatives:
Commodities	$4		$4	$	- -	$	- -
Embedded derivatives	6		- -		6		- -
Foreign currency	2		- -		2		- -
Non-derivatives:
Available-for-sale securities	1,544		- -		1,544		- -

	$1,556		$4		$1,552	$	- -

Liabilities–
Derivatives:
Fixed-for-floating interest rate swaps	$3	$	- -		$3	$	- -
Foreign currency	4		- -		4		- -
Non-derivatives:
Performance share awards	35		35		- -		- -

	$42		$35		$7	$	- -

	December 31, 2013
	Fair
	Value	Level 1		Level 2		Level 3
Assets–
Derivatives:
Embedded derivatives	$3	$	- -		$3	$	- -
Foreign currency	1		- -		1		- -

	$4	$	- -		$4	$	- -

Liabilities–
Derivatives:
Commodities	$4		$4	$	- -	$	- -
Non-derivatives:
Performance share awards	14		14		- -		- -

	$18		$18	$	- -	$	- -

There were no financial instruments measured on a recurring basis using Level 3 inputs and no transfers between Level 1 and Level 2 during the nine months ended September 30, 2014 and the year ended December 31, 2013.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the carrying value and estimated fair value of our financial instruments that are not measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013. Short-term loans receivable and short-term and long-term debt are recorded at amortized cost in the Consolidated Balance Sheets. The carrying and fair values of short-term and long-term debt exclude capital leases.

	September 30, 2014
	Carrying	Fair
Millions of dollars	Value	Value	Level 1		Level 2	Level 3
Non-derivatives:
Assets:
Short-term loans receivable	$200	$200	$	- -	$200	$ - -

Liabilities:
Short-term debt	$56	$51	$	- -	$44	$7
Long-term debt	6,749	7,534		- -	7,529	5

Total	$6,805	$7,585	$	- -	$7,573	$12

	December 31, 2013
	Carrying	Fair
Millions of dollars	Value	Value	Level 1		Level 2	Level 3
Non-derivatives:
Liabilities:
Short-term debt	$58	$55	$	- -	$44	$11
Long-term debt	5,772	6,382		- -	6,378	4

Total	$5,830	$6,437	$	- -	$6,422	$15

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

Fixed-for-Floating Interest Rate Swaps—The fair value of our fixed-for-floating interest rate swap is calculated using the present value of future cash flows method and is based on observable inputs such as interest rates and market yield curves.

Available-for-Sale Securities—Fair value is calculated using observable market data for similar securities and broker quotes from recognized purveyors of market data.

Performance Share Awards—Fair value is determined using the quoted market price of our stock.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

9.	Pension and Other Postretirement Benefits

Net periodic pension benefits included the following cost components for the periods presented:

	U.S. Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2014	2013	2014	2013
Service cost	$10	$10	$32	$32
Interest cost	22	20	66	60
Expected return on plan assets	(38)	(33)	(116)	(99)
Actuarial and investment loss amortization	- -	7	- -	20

Net periodic benefit (credits) costs	$(6)	$4	$(18)	$13

	Non-U.S. Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2014	2013	2014	2013
Service cost	$7	$8	$22	$33
Interest cost	12	10	35	31
Expected return on plan assets	(6)	(5)	(19)	(16)
Settlements (gain) loss	- -	- -	(1)	2
Curtailment gain	- -	(1)	- -	(1)
Prior service cost amortization	1	1	3	3
Actuarial and investment loss amortization	1	- -	3	- -

Net periodic benefit costs	$15	$13	$43	$52

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net periodic other postretirement benefits included the following cost components for the periods presented:

	U.S. Plans
	Three Months Ended September 30,			Nine Months Ended September 30,
Millions of dollars	2014		2013	2014	2013
Service cost		$1	$2	$3	$4
Interest cost		4	3	11	9
Actuarial loss amortization		- -	- -	2	1

Net periodic benefit costs		$5	$5	$16	$14

	Non-U.S. Plans
	Three Months Ended September 30,			Nine Months Ended September 30,
Millions of dollars	2014		2013	2014	2013
Service cost	$	- -	$1	$ - -	$1
Interest cost		- -	- -	1	1
Actuarial loss amortization		- -	- -	1	- -

Net periodic benefit costs	$	- -	$1	$2	$2

The Company contributed $64 million to its pension plans during the nine months ended September 30, 2014, which consisted of $8 million and $56 million to its U.S. and non-U.S. pension plans, respectively. We have revised our expected annual contributions for our U.S. pension plans in 2014 to $8 million.

10.	Income Taxes

Our effective income tax rate for the third quarter of 2014 was 25.6% compared with 28.4% for the third quarter of 2013. For the first nine months of 2014, the effective income tax rate was 26.9% compared with 29.2% for the first nine months of 2013. Our effective tax rate fluctuates based on, among other factors, changes in pretax income in countries with varying statutory tax rates, the U.S. domestic production activity deduction, changes in valuation allowances and changes in unrecognized tax benefits associated with uncertain tax positions.

Compared with the third quarter of 2013, the effective tax rate for the third quarter of 2014 was lower primarily due to foreign exchange losses, changes in valuation allowances, and internal financing, partially offset by changes in return to accrual adjustments and unrecognized tax benefits associated with uncertain tax positions. Compared with the first nine months of 2013, the effective tax rate for the first nine months of 2014 was lower primarily due to foreign exchange losses, increases in non-taxable income, and internal financing, partially offset by changes in return to accrual adjustments and unrecognized tax benefits associated with uncertain tax positions.

We monitor income tax legislative developments in countries where we are tax residents. Management does not believe that recent changes in income tax laws in our tax resident countries will have a material impact on our Consolidated Financial Statements although new or proposed changes to tax laws could affect our tax liabilities in the future.

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

Environmental Remediation—Our accrued liability for future environmental remediation costs at current and former plant sites and other remediation sites totaled $105 million and $120 million as of September 30, 2014 and December 31, 2013, respectively. At September 30, 2014, the accrued liabilities for individual sites range from less than $1 million to $20 million. The remediation expenditures are expected to occur over a number of years, and not to be concentrated in any single year. In our opinion, it is reasonably possible that losses in excess of the liabilities recorded may have been incurred. However, we cannot estimate any amount or range of such possible additional losses. New information about sites, new technology or future developments such as involvement in investigations by regulatory agencies, could require us to reassess our potential exposure related to environmental matters.

The following table summarizes the activity in our accrued environmental liability included in “Accrued liabilities” and “Other liabilities:”

	Nine Months Ended September 30,
Millions of dollars	2014	2013
Beginning balance	$120	$126
Amounts paid	(5)	(5)
Foreign exchange effects	(7)	2
Other	(3)	- -

Ending balance	$105	$123

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

Indemnification—We are parties to various indemnification arrangements, including arrangements entered into in connection with acquisitions, divestitures and the formation of joint ventures. Pursuant to these arrangements, we provide indemnification to and/or receive indemnification from other parties in connection with liabilities that may arise in connection with the transactions and in connection with activities prior to completion of the transactions. These indemnification arrangements typically include provisions pertaining to third party claims relating to environmental and tax matters and various types of litigation. As of September 30, 2014, we had not accrued any significant amounts for our indemnification obligations, and we are not aware of circumstances that would likely lead to significant future indemnification obligations. We cannot determine with certainty the potential amount of future payments under the indemnification arrangements until events arise that would trigger a liability under the arrangements.

As part of our technology licensing contracts, we give indemnifications to our licensees for liabilities arising from possible patent infringement claims with respect to certain proprietary licensed technologies. Such indemnifications have a stated maximum amount and generally cover a period of five to ten years.

12.	Stockholders’ Equity

Dividend distribution—The following table summarizes the dividends paid in the periods presented:

Millions of dollars, except per share amounts	Dividend Per Ordinary Share	Aggregate Dividends Paid	Date of Record
March	$0.60	$327	March 3, 2014
May	0.70	370	April 28, 2014
September	0.70	358	August 25, 2014

	$2.00	$1,055

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

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes our share repurchase activity for the periods presented:

	Nine Months Ended September 30, 2014
Millions of dollars, except shares and per share amounts	Shares Repurchased	Average Purchase Price	Total Purchase Price, Including Commissions
May 2013 Share Repurchase Program	30,225,236	$ 90.31	$ 2,730
April 2014 Share Repurchase Program	15,866,941	105.71	1,677

	46,092,177	$ 95.61	$ 4,407

Due to the timing of settlements, total cash paid for share repurchases under the April 2014 Share Repurchase Program was $1,617 million.

Ordinary Shares—The changes in the outstanding amounts of ordinary shares are as follows:

	Nine Months Ended
	September 30,
	2014	2013
Ordinary shares outstanding:
Beginning balance	548,824,138	575,216,709
Share-based compensation	1,255,317	691,183
Warrants exercised	1,018	7,666
Employee stock purchase plan	17,789	19,952
Purchase of ordinary shares	(46,092,177)	(18,896,101)

Ending balance	504,006,085	557,039,409

Treasury Shares—The changes in the amounts of treasury shares held by the Company are as follows:

	Nine Months Ended
	September 30,
	2014	2013
Ordinary shares held as treasury shares:
Beginning balance	29,607,877	3,206,033
Share-based compensation	(1,255,317)	(691,183)
Warrants exercised	- -	1,608
Employee stock purchase plan	(17,789)	(19,952)
Purchase of ordinary shares	46,092,177	18,896,101

Ending balance	74,426,948	21,392,607

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accumulated Other Comprehensive Income (Loss)—The components of, and after-tax changes in, Accumulated other comprehensive income (loss) as of and for the nine months ended September 30, 2014 and 2013 are presented in the following table:

				Defined
			Net Unrealized	Pension	Foreign
			Holding Gains	and Other	Currency
	Financial		on Investments	Postretirement	Translation
Millions of dollars	Derivatives		Net of Tax	Benefit Plans	Adjustments	Total
Balance – January 1, 2014	$	- -	$ - -	$(140)	$236	$96
Other comprehensive income (loss) before reclassifications		(13)	1	(7)	(594)	(613)
Amounts reclassified from accumulated other comprehensive income		- -	- -	7	- -	7

Net other comprehensive income (loss)		(13)	1	- -	(594)	(606)

Balance – September 30, 2014		$(13)	$1	$(140)	$(358)	$(510)

Balance – January 1, 2013	$	- -	$ - -	$(422)	$11	$(411)
Other comprehensive income (loss) before reclassifications		- -	- -	(2)	98	96
Amounts reclassified from accumulated other comprehensive loss		- -	- -	16	- -	16

Net other comprehensive income		- -	- -	14	98	112

Balance – September 30, 2013	$	- -	$ - -	$(408)	$109	$(299)

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amounts reclassified out of each component of Accumulated other comprehensive income (loss) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected line item on the Consolidated
Millions of dollars	2014	2013	2014	2013	Statements of Income
Reclassification adjustments for:
Defined pension and other postretirement benefit plan items:
Amortization of:
Prior service cost	$1	$1	$3	$3
Actuarial loss	1	7	6	21

Reclassifications, before tax	2	8	9	24
Income tax expense	1	2	2	8	Provision for income taxes

Amounts reclassified out of Accumulated other comprehensive income (loss)	$1	$6	$7	$16

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

Earnings per share data and dividends declared per share of common stock are as follows:

	Three Months Ended September 30,
	2014			2013
Millions of dollars	Continuing Operations	Discontinued Operations		Continuing Operations	Discontinued Operations
Net income (loss)	$1,260		$(3)	$854		$(3)
Less: net loss attributable to non-controlling interests	1		- -	2		- -

Net income (loss) attributable to the Company shareholders	1,261		(3)	856		(3)
Net income attributable to participating securities	(4)		- -	(2)		- -

Net income (loss) attributable to ordinary shareholders – basic and diluted	$1,257		$(3)	$854		$(3)

Millions of shares, except per share amounts
Basic weighted average common stock outstanding	509		509	563		563
Effect of dilutive securities:
Stock options	3		3	4		4

Potential dilutive shares	512		512	567		567

Earnings (loss) per share:
Basic	$2.47		$(0.01)	$1.52		$(0.01)

Diluted	$2.46		$(0.01)	$1.51		$(0.01)

Participating securities	1.5		1.5	1.7		1.7

Dividends declared per share of common stock	$0.70	$	- -	$0.50	$	- -

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Nine Months Ended September 30,
	2014			2013
Millions of dollars	Continuing Operations	Discontinued Operations		Continuing Operations	Discontinued Operations
Net income (loss)	$3,376		$1	$2,683		$(5)
Less: net loss attributable to non-controlling interests	4		- -	5		- -

Net income (loss) attributable to the Company shareholders	3,380		1	2,688		(5)
Net income attributable to participating securities	(10)		- -	(8)		- -

Net income (loss) attributable to ordinary shareholders – basic and diluted	$3,370		$1	$2,680		$(5)

Millions of shares, except per share amounts
Basic weighted average common stock outstanding	526		526	571		571
Effect of dilutive securities:
Stock options	3		3	4		4

Potential dilutive shares	529		529	575		575

Earnings (loss) per share:
Basic	$6.41	$	- -	$4.70		$(0.01)

Diluted	$6.38	$	- -	$4.67		$(0.01)

Participating securities	1.5		1.5	1.7		1.7

Dividends declared per share of common stock	$2.00	$	- -	$1.40	$	- -

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.	Segment and Related Information

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

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized financial information concerning reportable segments is shown in the following table for the periods presented:

	Three Months Ended September 30, 2014
Millions of dollars	O&P– Americas	O&P– EAI	I&D	Refining	Technology	Other		Total
Sales and other operating revenues:
Customers	$2,585	$3,857	$2,652	$2,894	$78	$	- -	$12,066
Intersegment	1,165	138	39	252	29		(1,623)	- -

	3,750	3,995	2,691	3,146	107		(1,623)	12,066

EBITDA	1,157	343	383	110	41		1	2,035

	Three Months Ended September 30, 2013
Millions of dollars	O&P– Americas	O&P– EAI	I&D	Refining	Technology	Other		Total
Sales and other operating revenues:
Customers	$2,271	$3,532	$2,423	$2,835	$91	$	- -	$11,152
Intersegment	1,044	62	29	342	33		(1,510)	- -

	3,315	3,594	2,452	3,177	124		(1,510)	11,152

EBITDA	841	204	427	8	52		(1)	1,531

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Nine Months Ended September 30, 2014
Millions of dollars	O&P – Americas	O&P – EAI	I&D	Refining	Technology	Other		Total
Sales and other operating revenues:
Customers	$7,233	$11,579	$7,732	$8,475	$299	$	- -	$35,318
Intersegment	3,336	263	94	677	88		(4,458)	- -

	10,569	11,842	7,826	9,152	387		(4,458)	35,318

EBITDA	2,871	1,018	1,188	376	188		3	5,644

	Nine Months Ended September 30, 2013
Millions of dollars	O&P – Americas	O&P – EAI	I&D	Refining	Technology	Other		Total
Sales and other operating revenues:
Customers	$6,890	$10,943	$6,836	$7,953	$302	$	- -	$32,924
Intersegment	2,920	159	115	769	88		(4,051)	- -

	9,810	11,102	6,951	8,722	390		(4,051)	32,924

EBITDA	2,690	724	1,138	48	177		(9)	4,768

Operating results for the O&P–Americas segment include a charge of $45 million related to a lower of cost or market inventory valuation adjustment in the third quarter and first nine months of 2014 driven by a decline in feedstock prices. The O&P–EAI segment operating results for the nine months ended September 30, 2014 include a $52 million benefit from a settlement under a 2005 indemnification agreement for certain existing and future environmental liabilities.

Our Refining segment’s operating results for the third quarter and first nine months of 2013 included benefits totaling $10 million related to the resolution of property tax assessments for the three year period beginning 2011. Operating results for the Refining segment in the third quarter and first nine months of 2013 also included benefits of $5 million and $10 million, respectively, for recoveries and a settlement associated with a former employee who pled guilty to fraud in 2010.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of EBITDA to Income from continuing operations before income taxes is shown in the following table for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2014	2013	2014	2013
EBITDA:
Total segment EBITDA	$2,034	$1,532	$5,641	$4,777
Other EBITDA	1	(1)	3	(9)
Less:
Depreciation and amortization expense	(262)	(262)	(772)	(769)
Interest expense	(92)	(81)	(280)	(222)
Add:
Interest income	13	5	26	12

Income from continuing operations before income taxes	$1,694	$1,193	$4,618	$3,789

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

We achieved record earnings in the third quarter and first nine months of 2014. Our O&P–Americas segment contributed over $1 billion to our third quarter results. We were able to achieve this level of earnings in the first nine months of 2014 despite scheduled maintenance in the second and third quarters of 2014 at our La Porte, Texas ethylene facility.

Significant items that affected our results during the third quarter and first nine months of 2014 relative to the same periods in 2013 include:

—

Higher U.S. olefins results in the third quarter on higher volumes following the expansion and turnaround of our La Porte, Texas ethylene facility and higher margins. U.S olefins results declined during the first nine months of 2014 due to production constraints related to the expansion and turnaround at that facility;

—	Improved U.S. polyethylene results in the third quarter and first nine months of 2014 on higher North American volumes and higher margins in the first nine months of 2014;

—

Higher European olefins results in both 2014 periods due to a more favorable naphtha price trend and increased processing of advantaged feedstocks. Polymers results also improved in both 2014 periods with higher product prices and margins;

—

Stronger PO & derivatives results as a result of higher sales volumes and margins and stronger acetyls results in both 2014 periods as a result of the restart of our methanol plant in Channelview, Texas, in December 2013, offset by lower oxyfuels and styrene monomer margins; and

—	Improved refining margins and higher crude processing rates in the third quarter and first nine months of 2014 at our Houston refinery.

Other noteworthy items since the beginning of the year include the following:

—	We repurchased approximately 12 million and 46 million of our ordinary shares during the third quarter and first nine months of 2014, respectively;

—	In the second quarter of 2014, we increased our interim dividend to $0.70 per share, representing an increase of $0.10 per share, or 17%, over our first quarter 2014 interim dividend;

—	Our corporate credit rating and our senior unsecured debt rating were raised by Standard & Poor’s in January 2014 to BBB+ and BBB, respectively;

—	Our wholly owned subsidiary, LYB International Finance B.V., issued $1 billion of 4.875% unsecured notes in the first quarter of 2014;

—

We continued construction of an ethylene expansion at our Channelview, Texas facility, completed an 800 million pound per year ethylene expansion at our La Porte, Texas facility in the latter part of the third quarter of 2014 and a 200 million pound per year polyethylene expansion of our Matagorda, Texas facility in the first quarter of 2014;

—	In April 2014, we received a permit issued by the Environmental Protection Agency authorizing us to commence construction of our ethylene expansion at our facility in Corpus Christi, Texas; and

—

In August 2014, we announced plans to build a world scale PO/TBA plant on the U.S. Gulf Coast with an annual capacity of 900 million pounds of PO and 2 billion pounds of TBA and its derivatives. Based on a preliminary timetable, construction is likely to begin in 2017 and the plant is currently slated to be operational in 2019.

Results of operations for the periods discussed are presented in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2014	2013	2014	2013
Sales and other operating revenues	$12,066	$11,152	$35,318	$32,924
Cost of sales	10,118	9,690	29,950	28,339
Selling, general and administrative expenses	211	220	612	641
Research and development expenses	31	35	97	106

Operating income	1,706	1,207	4,659	3,838
Interest expense	(92)	(81)	(280)	(222)
Interest income	13	5	26	12
Other income (expense), net	3	1	20	(2)
Income from equity investments	64	61	193	163
Provision for income taxes	434	339	1,242	1,106

Income from continuing operations	1,260	854	3,376	2,683
Income (loss) from discontinued operations, net of tax	(3)	(3)	1	(5)

Net income	$1,257	$851	$3,377	$2,678

RESULTS OF OPERATIONS

Revenues—Revenues increased by $914 million, or 8%, and $2,394 million, or 7%, in the third quarter and first nine months of 2014, respectively, compared to the third quarter and first nine months of 2013. Higher sales volumes in the third quarter and first nine months of 2014 contributed 5% and 4%, respectively, to the higher revenues compared to the corresponding periods in 2013. Higher average sales prices, including a 1% favorable impact from changes in average foreign exchange rates in the first nine months of 2014, increased revenues by 3% in each of the third quarter and first nine months of 2014, compared to the third quarter and first nine months of

2013. Third quarter 2014 revenues were not significantly impacted by the change in average foreign exchange rates relative to the third quarter of 2013.

A return of olefins production volumes at our La Porte, Texas facility in the third quarter of 2014 following the completion of an ethylene expansion and related turnaround resulted in higher sales volumes for North American olefins and polyethylene relative to the same period in 2013. Sales volumes for U.S. polyethylene in the first nine months of 2014 were also favorably affected by firm demand and the completion of an expansion and turnaround of our Matagorda, Texas polyethylene facility in early 2014 relative to the corresponding period in 2013. Improved demand and the restoration of low density polyethylene capacity following damage to a Wesseling, Germany facility in 2012 led to higher European polyethylene sales volumes in both 2014 periods.

Higher acetyls volumes in the third quarter and first nine months of 2014 reflect the restart of our Methanol plant in Channelview in late 2013, although operating issues significantly limited methanol production in the third quarter of 2014. Tight market conditions stemming from competitor outages and higher Asian demand led to higher PO sales volumes in both 2014 periods compared to the same periods in 2013. Styrene volumes improved in both 2014 periods relative to 2013, which was affected by planned maintenance in the U.S. and Europe. An increase in sales volumes of refined products in the third quarter and first nine months of 2014 reflect higher crude processing rates, particularly in the first nine months of 2014.

The beneficial effects of these higher sales volumes in the third quarter and first nine months of 2014 were offset by lower volumes for European polypropylene due to propylene supply issues from external sources, turnaround activities and the closure of a facility located in Australia. Production constraints associated with the La Porte, Texas turnaround also resulted in lower olefins volumes during the first nine months of 2014.

In the third quarter of 2014, revenues reflect higher average sales prices for North American ethylene, polyethylene, PO and derivatives and vinyl acetate monomer relative to the third quarter of 2013. Higher average sales prices for North American polyethylene, PO and derivatives and acetyls benefited revenues in the first nine months of 2014. These revenue increases in the third quarter and first nine months of 2014 were offset in part by lower average sales prices for styrene and refined products, and in the third quarter of 2014, lower methanol prices relative to the same periods in 2013.

Cost of Sales—Cost of sales increased by $428 million and $1,611 million in the third quarter and first nine months of 2014, respectively, compared to the corresponding 2013 periods.

The increase in Cost of sales in the third quarter of 2014 reflects the impact of the higher volumes discussed above, offset in part by lower raw material feedstock costs. In the first nine months of 2014, higher raw material feedstock costs and the impact of the higher volumes discussed above resulted in higher cost of sales relative to the first nine months of 2013.

In the third quarter of 2014, the costs of our U.S. and European ethylene production were lower relative to the third quarter of 2013. The costs for crude oil, butane and ethanol feedstocks were also lower during the third quarter of 2014. These lower costs were partially offset in the third quarter of 2014 by the higher costs of propylene, ethylene and U.S. benzene compared to the corresponding period in 2013.

Cost of sales in the first nine months of 2014 reflect the higher costs of crude oil, natural gas, butane, propylene, ethylene and U. S. benzene compared to the first nine months of 2013. These higher costs were offset in part by lower cost of ethylene production in the U.S. and Europe.

Operating Income—Operating income increased by $499 million and $821 million in the third quarter and first nine months of 2014 compared to the third quarter and first nine months of 2013, respectively.

Operating income in the third quarter of 2014 reflected improvements in the operating results of our O&P–Americas, O&P–EAI and Refining segments, partially offset by lower results in our I&D and Technology segments. In the first nine months of 2014, operating results improved in all of our segments, particularly Refining, O&P–EAI, and O&P–Americas. Operating results for each of our business segments are discussed further in the “Segment Analysis” section below.

Interest Expense—Interest expense increased by $11 million and $58 million in the third quarter and first nine months of 2014, respectively, compared to the third quarter and first nine months of 2013, primarily due to the issuance of our 4% guaranteed notes due 2023 and 5.25% guaranteed notes due 2043 in July 2013 and 4.875% guaranteed notes due 2044 in February 2014. These increases were offset in part by a net adjustment of $10 million related to fixed-for-floating interest rate swaps. See Notes 6, 7 and 8 for additional information related to these swaps.

Income from Equity Investments—Income from equity investments increased by $3 million and $30 million in the third quarter and first nine months of 2014, respectively, relative to the corresponding periods in 2013. These increases primarily reflect increased volumes and, to a lesser extent, improved margins at our joint ventures in the Middle East compared to the same periods in 2013. In the first nine months of 2014, results also benefited from improved spreads from some of our joint ventures in Europe and Asia.

Income Tax—Our effective income tax rate for the third quarter of 2014 was 25.6% compared with 28.4% for the third quarter of 2013. For the first nine months of 2014, the effective income tax rate was 26.9% compared with 29.2% for the first nine months of 2013. Our effective tax rate fluctuates based on, among other factors, changes in pretax income in countries with varying statutory tax rates, the U.S. domestic production activity deduction, changes in valuation allowances and changes in unrecognized tax benefits associated with uncertain tax positions.

Compared with the third quarter of 2013, the effective tax rate for the third quarter of 2014 was lower primarily due to foreign exchange losses, changes in valuation allowances, and internal financing, partially offset by changes in return to accrual adjustments and unrecognized tax benefits associated with uncertain tax positions. Compared with the first nine months of 2013, the effective tax rate for the first nine months of 2014 was lower primarily due to foreign exchange losses, increases in non-taxable income, and internal financing, partially offset by changes in return to accrual adjustments and unrecognized tax benefits associated with uncertain tax positions.

We monitor income tax legislative developments in countries where we are tax residents. Management does not believe that recent changes in income tax laws in our tax resident countries will have a material impact on our Consolidated Financial Statements although new or proposed changes in tax laws may affect our tax liabilities in the future.

Comprehensive Income—We had comprehensive income of $705 million in the third quarter of 2014 compared to $1,059 million in the third quarter of 2013, and $2,775 million in the first nine months of 2014 compared to $2,795 million in the first nine months of 2013. The decrease in comprehensive income in the third quarter of 2014 was primarily due to the impact of unrealized net changes in foreign currency translation adjustments, partially offset by the increase in net income compared to the third quarter of 2013. In the first nine months of 2014, the decrease in comprehensive income was driven by the unfavorable impacts of unrealized net changes in foreign currency translation adjustments, net actuarial gains and losses related to our defined benefit pension and other postretirement benefit plans and financial derivative losses, which were substantially offset by the increase in net income compared to the first nine months of 2013.

The predominant local currency of our operations outside the United States is the euro, which decreased relative to the value of the U.S. dollar during the third quarter and the first nine months of 2014, but increased during the third quarter and first nine months of 2013, resulting in gains and losses as reflected on the Consolidated Statements of Comprehensive Income.

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

Our continuing operations are divided into five reportable segments: O&P–Americas; O&P–EAI; I&D; Refining; and Technology.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions of dollars	2014	2013	2014	2013
Sales and other operating revenues:
O&P–Americas segment	$3,750	$3,315	$10,569	$9,810
O&P–EAI segment	3,995	3,594	11,842	11,102
I&D segment	2,691	2,452	7,826	6,951
Refining segment	3,146	3,177	9,152	8,722
Technology segment	107	124	387	390
Other, including intersegment eliminations	(1,623)	(1,510)	(4,458)	(4,051)

Total	$12,066	$11,152	$35,318	$32,924

Income from equity investments:
O&P–Americas segment	$6	$7	$16	$19
O&P–EAI segment	56	48	173	133
I&D segment	2	6	4	11

Total	$64	$61	$193	$163

EBITDA:
O&P–Americas segment	$1,157	$841	$2,871	$2,690
O&P–EAI segment	343	204	1,018	724
I&D segment	383	427	1,188	1,138
Refining segment	110	8	376	48
Technology segment	41	52	188	177
Other, including intersegment eliminations	1	(1)	3	(9)

Total	$2,035	$1,531	$5,644	$4,768

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

Higher segment results for the first nine months of 2014 as compared to the first nine months of last year reflect margin improvements, especially for olefins and polyethylene, and higher polyethylene and polypropylene sales volumes. These increases were offset in part by lower olefins volumes. Results for the third quarter of 2014 improved over the corresponding quarter in 2013, largely due to higher olefins margins driven by strong ethylene spot prices as well as increased ethylene and polyethylene volumes as we completed the turnaround at our La Porte, Texas ethylene facility.

Polypropylene results also improved in the third quarter and first nine months of 2014 compared to the same 2013 periods due to better reliability and higher margins stemming from a favorable pricing environment with steady demand.

Our fourth quarter 2014 results may be impacted by olefins prices that are expected to decline and consequently lead to narrowing margins as industry supply improves with the end of competitor outages. If crude oil prices continue the decline seen early in the fourth quarter, our ethylene and polyethylene margins may be unfavorably impacted to the extent global ethylene and polyethylene prices fall in response to lower naphtha costs.

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

Production economics for the industry favored NGLs throughout 2013 and have continued to favor NGLs into 2014. During the third quarter and first nine months of 2014, we produced approximately 87% of our U.S. ethylene production from NGLs.

Based on current trends, including the recent decline in crude oil prices relative to natural gas, we would still expect production economics in the U.S. to continue to favor NGLs for the near and mid-term.

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

	Average Benchmark Price and Percent Change Versus Prior Year Period Average
	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
Crude oil, dollars per barrel:
WTI	97.25	105.80	(8)%	99.62	98.20	1%
LLS	101.03	109.94	(8)%	103.63	109.39	(5)%
Natural gas (Henry Hub), dollars per million BTUs	4.19	3.68	14%	4.65	3.81	22%
United States, cents per pound:
Weighted average cost of ethylene production	14.5	16.6	(13)%	17.1	15.4	11%
Ethylene	51.8	45.8	13%	49.1	46.7	5%
Polyethylene (high density)	78.0	71.7	9%	77.1	69.0	12%
Propylene - polymer grade	70.8	68.3	4%	71.3	68.9	3%
Polypropylene	86.3	82.3	5%	86.4	82.2	5%

The following table sets forth selected financial information for the O&P–Americas segment including Income from equity investments, which is a component of EBITDA.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions of dollars	2014	2013	2014	2013
Sales and other operating revenues	$3,750	$3,315	$10,569	$9,810
Income from equity investments	6	7	16	19
EBITDA	1,157	841	2,871	2,690

Revenues—Revenues for our O&P–Americas segment increased by $435 million, or 13%, in the third quarter of 2014 compared to the third quarter of 2013 and by $759 million, or 8%, in the first nine months of 2014 compared to the first nine months of 2013.

Increases in average sales prices across all product lines resulted in revenue increases of 10% and 7% in the third quarter and first nine months of 2014, respectively, compared to the same periods in 2013. Average polyethylene prices were higher in the third quarter and first nine months of 2014 due to increased demand and industry supply issues in the polyethylene market. Higher average polypropylene sales prices in the 2014 periods reflect a market environment that was more favorable than in the respective 2013 periods. Average olefins sales prices were also higher in the third quarter and first nine months of 2014 relative to the third quarter and first nine months of 2013 due to a strong spot market, driven by industry outages.

Revenues increased by 3% in the third quarter of 2014 compared to the third quarter of 2013 due to higher sales volumes across all product lines. Our ethylene supply improved in the third quarter of 2014 as olefins production volumes improved following the completion of the turnaround at our La Porte, Texas facility in the early part of the quarter. This resulted in higher sales volumes for olefins and polyethylene in the third quarter of 2014 relative to the third quarter of 2013. The polypropylene business saw higher sales volumes in the third quarter of 2014 due to seasonally higher market demand.

In the first nine months of 2014, sales volumes were responsible for 1% of the increase in revenues compared to the first nine months of 2013. Higher polyethylene, polypropylene and other co-product volumes were substantially offset by lower ethylene volumes in the first nine months of 2014. The increase in polyethylene volumes reflects firm market demand throughout the first nine months of 2014 relative to the same period in 2013. The completion of the turnaround at our Matagorda, Texas facility in the early part of 2014 improved our polyethylene supply which favorably impacted the level of polyethylene sales volumes in the first nine months of 2014 relative to the same period in 2013. Polyethylene sales volumes were unfavorably impacted in the 2013 periods due to limited supply in preparation for turnarounds at our Clinton, Iowa and Chocolate Bayou, Texas facilities. Polypropylene sales volumes were higher in the first nine months of 2014 due to the absence of planned outages in 2013 and more stable demand as a result of reduced propylene feedstock price volatility. Ethylene volumes were negatively impacted during the first nine months of 2014 by production constraints as a result of the turnaround at our La Porte, Texas facility.

EBITDA—EBITDA increased by $316 million, or 38%, in the third quarter of 2014 compared to the third quarter of 2013. This 38% improvement in the third quarter of 2014 comprises a 30% increase related to higher margins and a 13% increase due to higher volumes, partly offset by a 5% decline related to a $45 million lower of cost or market (“LCM”) adjustment primarily driven by the recent decline in feedstock prices. In the first nine months of 2014, EBITDA increased by $181 million, or 7%, compared to the first nine months of 2013. The 7% increase in EBITDA resulted from a 19% increase due to higher margins, partially offset by a 10% decrease due to lower volumes and a 2% decrease related to the LCM adjustment mentioned above.

Margin improvements in the third quarter of 2014 reflect higher margins for olefins and to a lesser extent, polypropylene. Olefins margins improved in the third quarter of 2014 as average sales prices were bolstered by a relatively strong spot market and feedstock costs for heavy liquids and NGLs decreased compared to the third quarter of 2013.

Polypropylene margins increased in the third quarter of 2014 primarily due to higher average sales prices, which reflect a stronger market relative to the third quarter of 2013. Polyethylene spreads, which declined in the third quarter of 2014 relative to the same period in 2013, were negatively impacted by higher ethylene feedstock prices, offset in part by the higher average sales prices discussed above.

In the first nine months of 2014, margins were higher across all products, especially in polyethylene and ethylene. Higher polyethylene margins in the first nine months of 2014 reflect higher average sales prices discussed above offset in part by increases in ethylene feedstock costs. The combination of higher ethylene sales prices, the lower cost of NGLs and heavy liquids, and higher co-product credits resulted in stronger ethylene margins in the first nine months of 2014 compared to the same 2013 period. Polypropylene margins also improved in the first nine months of 2014 relative to the prior year period due to the continued strength in pricing that carried over from late 2013.

Higher volumes in the third quarter of 2014 reflect an improvement in olefins production volumes following the completion of the turnaround at our La Porte, Texas ethylene facility. In the first nine months of 2014, we saw lower olefins sales volumes primarily due to the abovementioned La Porte, Texas turnaround, which more than offset the benefit of higher polyethylene and polypropylene sales volumes.

Olefins and Polyolefins–Europe, Asia and International Segment

Overview—Although market conditions for European producers remain highly competitive, European demand for polyolefins has shown modest improvement. Higher operating results for our O&P–EAI segment in the third quarter and first nine months of 2014 primarily reflect margin improvements for olefins, polypropylene and polyethylene, as well as higher olefins production volumes and better results from our equity investments.

Ethylene Raw Materials—In Europe, liquid feedstocks, such as naphtha, are the primary raw materials for ethylene production. Over the past few years, we (and others in the industry) have increased the capability to source and process NGLs and other feedstocks that are cost advantaged over naphtha. The advantages of these alternate feedstocks are not as large as those seen for NGLs in the U.S. and many are seasonal in nature, but recently these feedstock advantages have materially contributed to improved olefins margins in Europe.

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

	Average Benchmark Price and Percent Change Versus Prior Year Period Average
	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
Brent crude oil, dollars per barrel	103.46	109.70	(6)%	106.99	108.50	(1)%
Western Europe benchmark prices, €0.01 per pound:
Weighted average cost of ethylene production	31.5	34.9	(10)%	32.9	33.5	(2)%
Ethylene	54.1	55.0	(2)%	53.9	56.0	(4)%
Polyethylene (high density)	55.4	57.9	(4)%	55.5	58.6	(5)%
Propylene	51.9	49.6	5%	51.8	49.4	5%
Polypropylene (homopolymer)	61.4	58.1	6%	60.9	57.8	5%

Average exchange rate, $US per €	1.33	1.32	1%	1.36	1.32	3%

The following table sets forth selected financial information for the O&P–EAI segment including Income from equity investments, which is a component of EBITDA.

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2014	2013	2014	2013
Sales and other operating revenues	$3,995	$3,594	$11,842	$11,102
Income from equity investments	56	48	173	133
EBITDA	343	204	1,018	724

Revenues—Revenues increased by $401 million, or 11%, in the third quarter of 2014 compared to the third quarter of 2013 and by $740 million, or 7%, in the first nine months of 2014 compared to the first nine months of 2013.

Higher average sales prices increased revenues by 8% and 6% in the third quarter and first nine months of 2014, respectively, compared to the third quarter and first nine months of 2013. The 6% price-related increase in the first nine months of 2014 includes a 2% favorable impact from changes in average foreign exchange rates during that period. Third quarter 2014 revenues were not significantly impacted by the change in average foreign exchange rates relative to the third quarter of 2013. Higher average sales prices for polypropylene and polypropylene compounds during the 2014 periods were largely driven by the increase in the price of raw material propylene. Modest increases in polyethylene average sales prices during both 2014 periods were mainly the result of price increases in Asia and other international markets.

Higher sales volumes in the third quarter and first nine months of 2014 increased revenues by 3% and 1%, respectively, compared to the third quarter and first nine months of 2013. Polyethylene sales volumes were higher in the third quarter and first nine months of 2014 due to the restoration of our low density polyethylene production capacity discussed above. These increases were partially offset by lower European polypropylene sales volumes in the first nine months of 2014 resulting from propylene supply issues from external sources in southern Europe, turnaround activities at our Al Waha joint venture facility during the first quarter of 2014 and the closure of our Clyde production facility in Australia in late 2013.

EBITDA—EBITDA increased by $139 million, or 68%, in the third quarter of 2014 compared to the third quarter of 2013. This 68% improvement consists of a 59% increase related to higher margins, a 5% increase related to the higher sales volumes discussed above, and a 4% increase related to the improvement in income from our equity investments. In the first nine months of 2014, EBITDA increased by $294 million, or 41%, compared to the first nine months of 2013. This 41% improvement reflects increases of 24% related to higher margins, 4% related to the higher sales volumes discussed above and 6% related to the improvement in income from our equity investments. The remaining increase of 7% reflects a $52 million benefit related to a settlement for certain existing and future environmental claims under a 2005 indemnification agreement.

Higher olefins results in the third quarter and first nine months of 2014 reflect margin improvements and the impact of higher volumes. Margins in the third quarter and first nine months of 2014 were higher relative to the same periods in 2013 due to favorable naphtha price trends, higher consumption of advantaged feedstocks and higher co-product values. Volumes were higher in the third quarter and first nine months of 2014 as operations of our crackers improved compared to prior year periods, resulting in higher output.

The improvements in polypropylene results in the third quarter and first nine months of 2014 primarily reflect higher margins as the increases in average sales prices more than offset the higher price of propylene feedstock in those periods. The impact of the lower volumes in the first nine months of 2014 discussed above partially offset the benefit of higher margins in that period. Polyethylene results improved during the third quarter and first nine months of 2014 compared to the corresponding periods in 2013 on higher sales volumes discussed above and higher spreads, primarily due to lower ethylene feedstock costs.

Combined results for polypropylene compounding and polybutene-1 were lower in the third quarter of 2014 primarily due to lower margins stemming from higher polypropylene feedstock costs relative to the third quarter of 2013.

The contributions to our results by our joint ventures, which are reflected in Income from equity investments, were higher in the third quarter and first nine months of 2014 compared to the corresponding periods in 2013. The improvement in the third quarter of 2014 relative to the same period in 2013 was largely due to higher margins at certain of our Middle Eastern and Asian joint ventures. In the first nine months of 2014, the higher contribution to our results was mainly due to higher margins at certain of our joint ventures located in Asia and Europe and by higher volumes and margins at some of our joint ventures in the Middle East. The increase in margins for our Asian joint ventures was due mainly to the higher price of polypropylene in both 2014 periods. In the first nine months of 2014, improved reliability at certain of our joint ventures in the Middle East resulted in higher volumes compared to the same period in 2013.

Intermediates and Derivatives Segment

Overview—Results for our I&D segment in the third quarter and first nine months of 2014 reflect continued strong market fundamentals and improvements in PO and derivatives and acetyls, compared to the third quarter and first nine months of 2013. Lower results for oxyfuels, styrene and ethylene oxide/ethylene glycol (“EO/EG”) partially offset the PO and derivatives and acetyls improvements in the first nine months of 2014 but more than offset those improvements in the third quarter of 2014.

The following table sets forth selected financial information for the I&D segment including Income from equity investments, which is a component of EBITDA. In addition, the table shows MTBE margins in Northwest Europe (“NWE”).

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2014	2013	2014	2013
Sales and other operating revenues	$2,691	$2,452	$7,826	$6,951
Income from equity investments	2	6	4	11
EBITDA	383	427	1,188	1,138

Market margins, cents per gallon
MTBE—NWE	111.8	86.8	86.4	93.2

Revenues—Revenues increased by $239 million, or 10%, in the third quarter of 2014 compared to the third quarter of 2013 and by $875 million, or 13%, in the first nine months of 2014 compared to the first nine months of 2013.

Sales volumes increased revenues by 8% and 9% in the third quarter and first nine months of 2014, respectively. Sales volumes were strong across most products, especially for acetyls, PO and derivatives and styrene. Acetyls sales volumes increased in the third quarter and first nine months largely as a result of the restart of our methanol plant in Channelview, Texas, despite operational issues during the third quarter of 2014. PO sales volumes, which were higher in the third quarter and first nine months of 2014, reflect the impacts of a tightening market due to competitor outages and higher demand in Asia relative to the third quarter and first nine months of 2013. Styrene sales volumes were higher in the third quarter and first nine months of 2014 as volumes in the corresponding 2013 periods were negatively affected by planned plant outages at our Channelview, Texas and Maasvlakte, The Netherlands facilities, combined with increased export sales in the 2014 periods.

Higher average sales prices contributed 2% and 4% to the revenue increases in the third quarter and first nine months of 2014, respectively, compared to the third quarter and first nine months of 2013. A 1% favorable impact from changes in average foreign exchange rates during the first nine months of 2014 contributed to the 4% increase in that period related to price. Third quarter 2014 revenues were not significantly impacted by the change in average foreign exchange rates relative to the third quarter of 2013. Higher PO and derivatives and vinyl acetate monomer (“VAM”) sales prices in the third quarter of 2014 were offset in part by declines in average styrene, methanol and oxyfuels prices compared to the third quarter of 2013. In the first nine months of 2014, the increase in average sales prices reflects higher PO and derivatives and acetyls sales prices that were partially offset by lower styrene and oxyfuels prices.

Sales prices for PO and derivatives, which were higher in the third quarter and first nine months of 2014 relative to the corresponding periods in 2013, reflect tight market conditions due to competitor outages in 2014. Global industry supply constraints and limited supply capacity led to higher acetyls sales prices for methanol and VAM, respectively, in the first nine months of 2014 compared to the same period in 2013. Lower methanol prices in the third quarter of 2014 reflect the absence of the supply constraints seen in the third quarter of 2013. Styrene sales prices in the third quarter and first nine months of 2013 were higher relative to the same 2014 periods due to planned industry outages that occurred during 2013. Lower oxyfuels sales prices in the third quarter of 2014 reflect a decline in crude oil prices, which was partly offset by an increase in the octane blend premium relative to the third quarter of 2013. Lower crude oil prices, gasoline crack spreads and octane blend premiums resulted in lower oxyfuels sales prices in the 2014 period. Octane blend premiums were lower in 2014 due to a weaker gasoline market and the absence of 2013 supply issues for high octane fuel components.

EBITDA—EBITDA decreased by $44 million, or 10%, in the third quarter of 2014 compared to the third quarter of 2013. This 10% decline in EBITDA reflects the 19% negative impact of lower margins which more than offset the 10% beneficial impact of the higher volumes discussed above. In the first nine months of 2014, EBITDA increased by $50 million, or 4%, compared to the first nine months in 2013. This 4% improvement reflects a 15% increase related to the higher sales volumes discussed above, partially offset by a 10% decline related to lower margins. The remaining 1% decrease in each of the third quarter and first nine months of 2014 is attributed to a decline in the level of earnings contributed by our equity investments.

Results in the third quarter and first nine months of 2014 reflect improvements in PO and derivatives and acetyls. These improvements were more than offset in the third quarter and only partly offset in the first nine months of 2014 by lower results for oxyfuels, styrene and EO/EG.

PO and derivative results were higher in the third quarter and first nine months of 2014 primarily due to the higher sales volumes discussed above and higher margins, which were driven by increases in average sales prices due to industry supply limitations. Acetyls results in the third quarter and first nine months of 2014 benefited from higher methanol results, including the impact of the December 2013 restart of our methanol plant in Channelview, Texas, despite operational issues during the third quarter. VAM margins, which reflected increases in average sales prices that were only partly offset by higher feedstock costs, also contributed to the higher acetyls results. The improved VAM demand in the third quarter and first nine months of 2014 was driven by a reduction in European market supply as well as industry outages.

Third quarter 2014 results for oxyfuels were lower compared to the same period in 2013 due to the decrease in oxyfuels sales prices discussed above, which was only partly offset by lower butane feedstock costs. The decrease in oxyfuels results in the first nine months of 2014 reflects the combined impact of the lower sales prices discussed above and the higher cost of butane feedstock compared to the first nine months of 2013, which saw stronger demand for gasoline and octane blending, as well as a shift in the level of sales between regions. Lower styrene results in the third quarter and first nine months of 2014 reflect lower margins offset in part by the higher sales volumes discussed above compared to the corresponding periods in 2013. Excess capacity and the higher cost of benzene feedstock led to the decline in styrene margins in the third quarter and first nine months of 2014, compared to the same periods in 2013 which saw significant industry outages. EO/EG results for the first nine months of 2014 declined on lower margins relative to the first nine months of 2013.

Refining Segment

Overview—Improved results in the third quarter and first nine months of 2014 reflect higher values for secondary products, such as naphtha and light gases versus weaker crude prices, and an increase in gasoline and distillate product spreads over light crude oil relative to the same periods in 2013. The Maya to light crude oil price differential was slightly lower in the third quarter of 2014 relative to the third quarter of 2013, but higher in the first nine months of 2014 compared to the corresponding period in 2013. Crude processing rates were higher in the third quarter of 2014 compared to the same period in 2013 due to crude unit maintenance last year. Crude processing rates, which were negatively impacted by a major turnaround in the first quarter of 2013, were higher for the first nine months of 2014.

The following table sets forth selected financial information and heavy crude oil processing rates for the Refining segment and the U.S. refining market margins for the applicable periods. Light Louisiana Sweet, or “LLS” is a light, sweet crude oil, while “Maya” is a heavy, sour crude oil.

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2014	2013	2014	2013
Sales and other operating revenues	$3,146	$3,177	$9,152	$8,722
EBITDA	110	8	376	48

Heavy crude oil processing rates, thousands of barrels per day	264	250	256	230

Market margins, dollars per barrel
Light crude oil – 2-1-1	$14.20	$12.63	$14.90	$12.96
Light crude oil – Maya differential	10.15	10.59	11.64	9.51

Total Maya 2-1-1	$24.35	$23.22	$26.54	$22.47

Revenues—Revenues were relatively unchanged in the third quarter of 2014 compared to the third quarter of 2013 and increased by $430 million, or 5%, in the first nine months of 2014 compared to the first nine months of 2013.

A 5% decrease in third quarter 2014 revenues attributed to lower average refined product prices was substantially offset by a 4% increase in revenues due to higher sales volumes. The increase in third quarter 2014 sales volumes reflects an improvement in crude processing rates relative to the third quarter of 2013, as 2013 rates were impacted by outages related to unplanned maintenance on one of our crude units.

In the first nine months of 2014, higher sales volumes primarily due to higher crude processing rates resulted in a 6% increase in revenues compared to the first nine months of 2013. Crude processing rates in the first nine months of 2013 were negatively impacted by a major scheduled turnaround during the first quarter of that year. The benefit derived from higher sales volumes during the first nine months of 2014 was partly offset by lower average refined product prices, which were responsible for a 1% decrease in revenues compared to the same period in 2013.

EBITDA—EBITDA increased by $102 million, or 1,275%, in the third quarter of 2014 compared to the third quarter of 2013 and by $328 million, or 683%, in the first nine months of 2014 compared to the first nine months of 2013. Results for the third quarter and first nine months of 2013 included a $10 million benefit related to the resolution of property tax assessments for the three year period beginning in 2011 and proceeds of $5 million related to recoveries and a settlement associated with a former employee who pled guilty to fraud in 2010. Results for the first nine months of 2013 also benefited from an additional $5 million recovery in the first half of 2013 related to the case mentioned above.

Apart from the above benefits, the 1,275% improvement in the third quarter of 2014 reflects a 1,388% increase related to higher margins and a 75% increase related to higher throughput volumes discussed above. The improvement in EBITDA for the first nine months of 2014 consists of increases of 648% and 77%, respectively, related to improved margins and higher throughput volumes discussed above.

The improvements in refining margins for the third quarter and first nine months of 2014 primarily reflect the benefit of higher relative values for secondary products, such as naphtha, propylene and light gases, driven by higher prices for some of these products and a decrease in crude oil prices. Refining margins also benefited from higher gasoline and distillate margins compared to the same periods in 2013. The lower cost for renewable identification numbers, a government established credit used to show compliance in meeting the EPA’s Renewable Fuel Standard, contributed an additional $8 million and $37 million, respectively, to the increase in margins in the third quarter and first nine months of 2014 relative to the same 2013 periods.

Technology Segment

Overview—The Technology segment recognizes revenues related to the sale of polyolefin catalysts, licensing of chemical, polyolefin and other process technologies and associated engineering and other services. These revenues are offset in part by the costs incurred in the production of catalysts, licensing and services activities and in research and development (“R&D”) activities. In the third quarter and first nine months of 2014, our Technology segment incurred approximately 70% and 65% of all R&D costs while in the corresponding periods of 2013, it incurred approximately 75% and 70% of our R&D costs, respectively.

The following table sets forth selected financial information for the Technology segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2014	2013	2014	2013
Sales and other operating revenues	$107	$124	$387	$390
EBITDA	41	52	188	177

Revenues—Revenues decreased by $17 million, or 14%, in the third quarter of 2014 compared to the third quarter of 2013. Revenues in the first nine months of 2014 were relatively unchanged from the first nine months of 2013, which included a one-time, lump sum settlement associated with a license agreement entered into in a prior year.

Lower licensing and services revenues related to licenses issued in prior years contributed 20% and 4% to the revenue decrease in the third quarter and first nine months of 2014, respectively. Higher catalyst revenues during that period mitigated the decline in third quarter 2014 licensing and services revenues. The decline of licensing and services revenues in the first nine months of 2014 compared to the same period in 2013 was substantially offset by higher catalyst sales.

Improvements in catalyst sales prices were responsible for revenue increases of 2% and 3% relative to the third quarter and first nine months of 2013, respectively. A 2% favorable impact of changes in average foreign exchange rates during the first nine months of 2014 was the main driver of the 3% price-related increase in revenues in that period. Third quarter 2014 revenues were not significantly impacted by the change in average foreign exchange rates relative to the third quarter of 2013. Higher catalyst sales volumes in the third quarter of 2014 contributed 4% to the revenue increase over the third quarter of 2013, while in the first nine months of 2014, catalyst sales volumes were relatively unchanged compared to the first nine months of 2013.

EBITDA—EBITDA decreased by $11 million, or 21%, in the third quarter of 2014 compared to the third quarter of 2013 and increased by $11 million, or 6%, in the first nine months of 2014 compared to the first nine months of 2013.

The decrease in EBITDA for the third quarter of 2014 reflects the lower licensing and services revenues discussed above offset in part by lower research and development expenses relative to the same periods in 2013. Catalyst results for the third quarter of 2014 were higher from the third quarter of 2013 as the benefit of higher sales volumes was partially offset by lower margins.

In the first nine months of 2014, EBITDA benefited from lower research and development costs and higher catalyst results, largely due to margin improvements. These increases were partly offset by lower licensing and services revenues discussed above.

FINANCIAL CONDITION

Operating, investing and financing activities of continuing operations, which are discussed below, are presented in the following table:

	Nine Months Ended September 30,
Millions of dollars	2014	2013
Source (use) of cash:
Operating activities	$4,032	$3,161
Investing activities	(2,895)	(1,235)
Financing activities	(4,388)	(290)

Operating Activities—Cash of $4,032 million provided in the first nine months of 2014 primarily reflected earnings and distributions from our joint ventures, adjusted for non-cash items, offset in part by contributions to our pension plans and cash used by the main components of working capital – accounts receivable, inventories and accounts payable. Also contributing to cash flow were $232 million of refunds of VAT from prior periods that were received from Italian tax authorities in the first nine months of 2014.

The $531 million of cash used by the main components of working capital in the first nine months of 2014 reflects increases of $240 million and $274 million in accounts receivable and inventories, respectively, as well as a $17 million decrease in accounts payable.

The increase in accounts receivable at the end of the third quarter 2014 primarily reflects higher O&P–EAI, O&P–Americas and I&D segments sales volumes. Lower accounts payable balances related to our O&P–EAI and O&P–Americas segments were offset in part by higher balances within our I&D segment. Higher crude oil and finished goods inventory levels in the Refining segment and higher oxyfuels and styrene inventories carried by the I&D segment at September 30, 2014 were offset in part by a decline in the O&P–Americas segment’s olefins and polyethylene inventories from the levels carried at December 31, 2013 in preparation of the 2014 turnarounds at our La Porte and Matagorda, Texas facilities.

The $3,161 million of cash provided in the first nine months of 2013 primarily reflected earnings and distributions from our joint ventures, adjusted for non-cash items, offset in part by certain payments related to income taxes, employee bonuses and cash used by the main components of working capital – accounts receivable, inventories and accounts payable. Also contributing to cash flow were $224 million of refunds of VAT from prior periods that were received from Italian tax authorities in the second quarter of 2013.

The $372 million of cash used by the main components of working capital in the first nine months of 2013 reflected increases of $106 million and $282 million in accounts receivable and inventories, respectively, offset by an increase of $16 million in accounts payable. The increase in accounts receivable at the end of the third quarter 2013, compared to year end 2012, primarily reflected a temporary increase of Refining receivables at the end of the third quarter 2013 that returned to normal levels shortly after the end of the quarter. Increases in inventories in our O&P–EAI, O&P–Americas and I&D segments were offset in part by a decrease in the Refining segment’s inventories. An increase in raw material purchases by our O&P–Americas segment, partially offset by decreases in the payables of our O&P–EAI and I&D segments, contributed to the increase in accounts payable.

Investing Activities—We used cash of $2,895 million and $1,235 million in investing activities in the first nine months of 2014 and 2013, respectively.

In the first nine months of 2014, we invested cash exceeding our daily operating requirements in investment-grade and other high quality instruments. We invest in financial instruments that provide adequate flexibility to redeploy funds as needed to meet our cash flow requirements while maximizing yield. In the first nine months of 2014, we invested $2,529 million in securities, which are deemed available-for-sale and classified as Short-term investments, and $275 million in tri-party repurchase agreements classified as short-term loans receivable. In the first nine months of 2014, we also received proceeds of $924 million and $75 million, respectively, upon the maturity of certain of our available-for-sale securities and repurchase agreements. See Note 7 to the Consolidated Financial Statements for additional information regarding these investments.

The following table summarizes capital expenditures for the periods presented:

	Nine Months Ended September 30,
Millions of dollars	2014	2013
Capital expenditures by segment:
O&P–Americas	$745	$462
O&P–EAI	105	153
I&D	147	366
Refining	79	196
Technology	14	20
Other	6	4

Consolidated capital expenditures of continuing operations	$1,096	$1,201

Our capital expenditures in the first nine months of 2014 and 2013 included debottlenecks of certain assets to enhance production, turnaround activities and expansion projects at several sites, railcar purchases and other plant improvement projects. The higher level of capital expenditures in the first nine months of 2014 for our O&P–Americas segment reflects activities related to an ethylene expansion and turnaround at our La Porte, Texas facility and an ethylene expansion project at our Channelview, Texas facility. Capital expenditures in the first nine month of 2014 for our I&D, Refining and O&P–EAI segments were lower relative to the same period in 2013 due primarily to the completion in 2013 of the restart of our methanol plant in La Porte, Texas, a major turnaround at our Houston, Texas refinery, and a butadiene expansion project in Wesseling, Germany, respectively.

Financing Activities—In the first nine months of 2014 and 2013, our financing activities used cash of $4,388 million and $290 million, respectively.

In the first nine months of 2014 and 2013, we made payments of $4,347 million and $1,251 million, respectively, to acquire approximately 46 million and 19 million, respectively, of our outstanding ordinary shares. We made dividend payments totaling $1,055 million and $517 million during the first nine months of 2014 and 2013, respectively. For additional information related to these share repurchases and dividend payments, see Note 12 to the Consolidated Financial Statements.

In February 2014, we issued $1,000 million of 4.875% Notes due 2044 and received net proceeds of $988 million. Additional information related to these notes can be found in the Liquidity and Capital Resources section below and in Note 6 to the Consolidated Financial Statements.

In July 2013, we received net proceeds totaling $1,468 million from the issuance of $750 million of 4% Notes due 2023 and $750 million of 5.25% Notes due 2043, and paid $23 million of related fees.

Liquidity and Capital Resources—As of September 30, 2014, we had $2,729 million of unrestricted cash and cash equivalents and marketable securities classified as Short-term investments. For additional information related to our purchases of marketable securities, which currently include certificates of deposit, commercial paper and bonds, see the Investing Activities section above and Note 7 to the Consolidated Financial Statements.

At September 30, 2014, we held $271 million of cash in jurisdictions outside of the U.S., principally in the United Kingdom. Less than 1% of our outstanding cash balance is held in a country that has established government imposed currency restrictions that could impede the ability of our subsidiary to transfer funds to us. There currently are no other material legal or economic restrictions that would impede our transfers of cash. We also had total unused availability under our credit facilities of $3,580 million at September 30, 2014, which included the following:

—    $2,000 million under our $2,000 million revolving credit facility;

—    $1,000 million under our $1,000 million U.S. accounts receivable securitization facility. Availability under this facility is subject to a borrowing base of eligible receivables, which is reduced by outstanding borrowings and letters of credit, if any. There were no outstanding borrowings or letters of credit at September 30, 2014; and

—    €428 million and $28 million (totaling approximately $580 million) under our €450 million European accounts receivable securitization facility. Availability under this facility is subject to a borrowing base, net of outstanding borrowings. There were no outstanding borrowings under this facility at September 30, 2014.

We also have outstanding letters of credit and bank guarantees totaling $683 million at September 30, 2014 issued under uncommitted credit facilities.

At September 30, 2014, we had total debt, including current maturities, of $6,811 million.

We entered into interest rate swaps with an aggregate notional value of $2,000 million during the third quarter of 2014 as part of our current interest rate risk management strategy to achieve a desired proportion of variable versus fixed rate debt. The swaps, which have been designated as fair value hedges, effectively convert our $2,000 million 5% senior notes due 2019 to floating debt based on 3 month USD LIBOR. For additional information related to these swaps, see Note 7 to the Consolidated Financial Statements.

In accordance with our current interest rate risk management strategy and subject to management’s evaluation of market conditions and the availability of favorable interest rates among other factors, we may from time to time enter into interest rate swap agreements to economically convert a portion of our fixed rate debt to variable rate debt.

In October 2014, we entered into a commercial paper program under which we may issue up to $2 billion of privately placed, unsecured short-term promissory notes (“commercial paper”). This program is backed by our $2 billion Senior Revolving Credit Facility. Proceeds from the issuance of commercial paper may be used for general corporate purposes, including dividend payments and share repurchases.

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

In April 2014, we announced a new share repurchase program under which we may repurchase up to 10% of our shares outstanding over the next eighteen months for a total of approximately 53 million shares. Our share repurchase program does not have a stated dollar amount, and purchases may be made through open market purchases, private market transactions or other structured transactions. Repurchased shares could be retired or used for general corporate purposes, including for various employee benefit and compensation plans. As of September 30, 2014, we have purchased 15,866,941 shares under this program for approximately $1,677 million. As of October 22, 2014, we had approximately 34 million shares remaining under the current authorization. The timing and amount of additional shares repurchased will be determined by our Management Board based on its evaluation of market conditions and other factors.

In August 2014, we announced plans to build a world scale PO/TBA plant along the U.S. Gulf Coast with an annual capacity of 900 million pounds of PO and 2 billion pounds of TBA and its derivatives. Based on a preliminary timetable, the plant is scheduled to be operational in 2019.

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

CURRENT BUSINESS OUTLOOK

Industry fundamentals remained favorable through the first weeks of October despite declines in crude oil prices. Domestic ethylene and polyolefins pricing remained strong, and we continued to benefit from favorable NGL pricing. Our results in the fourth quarter of 2014 should be favorably impacted by the new ethylene capacity at our La Porte, Texas facility. During the fourth quarter, we should also begin receiving shipments of Canadian crude oil from the Flanagan South pipeline at our refinery. Margin compression in some products such as oxyfuels during the winter months and seasonally lower polyolefins demand during the holiday season, which we have historically experienced, may negatively impact our results. Recent declines in the price of crude oil, if they persist, are expected to ultimately impact domestic margins but current tight market conditions may delay the timing of potential declines. Given favorable NGL prices, we believe our domestic assets remain significantly advantaged.

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

We based the forward-looking statements on our current expectations, estimates and projections about ourselves and the industries in which we operate in general. We caution you that these statements are not guarantees of future performance as they involve assumptions that, while made in good faith, may prove to be incorrect, and involve risks and uncertainties we cannot predict. In addition, we based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecast in the forward-looking statements. Any differences could result from a variety of factors, including the following:

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

•	any loss or non-renewal of favorable tax treatment under agreements or treaties, or changes in laws, regulations or treaties, may substantially increase our tax liabilities;

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market and regulatory risks is described in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2013. Our exposure to such risks has not changed materially in the nine months ended September 30, 2014, except as indicated below.

Interest Rate Risk

We are exposed to interest rate risk with respect to our fixed and variable rate debt. Fluctuations in interest rates impact the fair value of fixed rate debt as well as pre-tax earnings stemming from interest expense on variable rate debt.

Fixed-rate debt—In 2014, we entered into fixed-for-floating interest rate swaps as part of our interest rate risk management strategy to create a balance of fixed and floating rate debt. These interest rate swaps are designated as fair value hedges. At September 30, 2014, we had outstanding interest rate swap agreements with notional amounts totaling $2,000 million, maturing on April 15, 2019.

At September 30, 2014, after giving consideration to the $2,000 million of fixed-rate debt that we have effectively converted to floating through these fixed-for-floating interest rate swaps, approximately 70% of our debt portfolio incurred interest at a fixed-rate and the remaining 30% of the portfolio incurred interest at a variable-rate. We estimate that a 10% change in market interest rates as of September 30, 2014 would change the fair value of our interest rate swaps outstanding and our pretax income by approximately $15 million. For additional information related to these interest rate swaps, see Note 7 to the Consolidated Financial Statements.

Variable-rate debt—Our variable rate debt consists of our $2,000 million Senior Revolving Credit Facility, $1,000 million U.S. Receivables Securitization Facility and €450 million European Receivables Securitization Facility. At September 30, 2014, there were no outstanding borrowings under these facilities.

Item 4. CONTROLS AND PROCEDURES

As of September 30, 2014, with the participation of our management, our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) carried out an evaluation, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the Act), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of September 30, 2014.

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

Item 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in Item 1A of our 2013 Annual Report on Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs (1)

July 1 – July 31	4,336,800	$101.45	4,336,800	44,621,438

August 1 – August 31	3,801,630	$110.46	3,801,630	40,819,808

September 1 – September 30	3,724,547	$112.78	3,724,547	37,095,261

Total	11,862,977	$107.89	11,862,977	37,095,261

(1)

On April 16, 2014, we announced a share repurchase program of up to 52,962,202 of our ordinary shares through October 16, 2015. The maximum number of shares that may yet be purchased is not necessarily an indication of the number of shares that will ultimately be purchased.

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

LYONDELLBASELL INDUSTRIES N.V.

Date: October 24, 2014	/s/ William B. Allen, Jr.
William B. Allen, Jr.
Vice President, Finance
(Principal Accounting Officer)