Form 10-Q
period 2015-03-31
LyondellBasell Industries N.V.
filed 2015-04-24
CIK 1489393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number: 001-34726

LYONDELLBASELL INDUSTRIES N.V.

(Exact name of registrant as specified in its charter)

The Netherlands	98-0646235
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1221 McKinney St., Suite 300 Houston, Texas USA 77010	4th Floor, One Vine Street London W1J0AH The United Kingdom	Delftseplein 27E 3013 AA Rotterdam The Netherlands

(Addresses of registrant’s principal executive offices)

(713) 309-7200	+44 (0) 207 220 2600	+31 (0)10 275 5500

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [x] No [ ]

The registrant had 473,300,957 ordinary shares, €0.04 par value, outstanding at April 22, 2015 (excluding 105,133,278 treasury shares).

LYONDELLBASELL INDUSTRIES N.V.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
Millions of dollars, except earnings per share	2015	2014
Sales and other operating revenues:
Trade	$8,001	$10,918
Related parties	184	217

	8,185	11,135

Operating costs and expenses:
Cost of sales	6,379	9,577
Selling, general and administrative expenses	205	186
Research and development expenses	26	32

	6,610	9,795
Operating income	1,575	1,340
Interest expense	(69)	(92)
Interest income	11	6
Other income, net	21	11

Income from continuing operations before equity investments and income taxes	1,538	1,265
Income from equity investments	69	61

Income from continuing operations before income taxes	1,607	1,326
Provision for income taxes	440	383

Income from continuing operations	1,167	943
Income (loss) from discontinued operations, net of tax	(3)	1

Net income	1,164	944
Net loss attributable to non-controlling interests	2	1

Net income attributable to the Company shareholders	$1,166	$945

Earnings per share:
Net income (loss) attributable to the Company shareholders —
Basic:
Continuing operations	$2.43	$1.73
Discontinued operations	(0.01)	- -

	$2.42	$1.73

Diluted:
Continuing operations	$2.42	$1.72
Discontinued operations	(0.01)	- -

	$2.41	$1.72

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
Millions of dollars	2015	2014
Net income	$1,164	$944
Other comprehensive income (loss), net of tax –
Financial derivatives:
Loss on forward-starting interest rate swaps	(15)	(17)
Changes due to cross-currency swaps	267	- -
Reclassification adjustment included in net income	(220)	- -
Income tax expense (benefit)	65	(4)

Financial derivatives, net of tax	(33)	(13)

Defined pension and other postretirement benefit plans:
Reclassification adjustment for amortization of prior service cost included in net income	- -	1
Net actuarial loss arising during the period	- -	(16)
Reclassification adjustment for net actuarial loss included in net income	6	3

Defined pension and other postretirement benefit plans, before tax	6	(12)
Income tax expense (benefit)	2	(9)

Defined pension and other postretirement benefit plans, net of tax	4	(3)

Foreign currency translations adjustments:
Unrealized net change arising during the period	(511)	18

Foreign currency translations, net of tax	(511)	18

Total other comprehensive income (loss)	(540)	2

Comprehensive income	624	946
Comprehensive loss attributable to non-controlling interests	2	1

Comprehensive income attributable to the Company shareholders	$626	$947

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
Millions of dollars	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$1,616	$1,031
Restricted cash	2	2
Short-term investments	1,478	1,593
Accounts receivable:
Trade, net	2,903	3,226
Related parties	186	222
Inventories	4,267	4,517
Prepaid expenses and other current assets	1,195	1,054

Total current assets	11,647	11,645
Property, plant and equipment at cost	11,769	12,050
Less: Accumulated depreciation	(3,339)	(3,292)

Property, plant and equipment, net	8,430	8,758
Investments and long-term receivables:
Investment in PO joint ventures	373	384
Equity investments	1,581	1,636
Other investments and long-term receivables	38	44
Goodwill	533	566
Intangible assets, net	695	769
Other assets	709	481

Total assets	$24,006	$24,283

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
Millions of dollars, except shares and par value data	2015	2014
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$4	$4
Short-term debt	514	346
Accounts payable:
Trade	1,986	2,239
Related parties	645	825
Accrued liabilities	1,482	1,554
Deferred income taxes	429	469

Total current liabilities	5,060	5,437
Long-term debt	7,749	6,757
Other liabilities	2,038	2,122
Deferred income taxes	1,653	1,623
Commitments and contingencies
Stockholders’ equity:
Ordinary shares, €0.04 par value, 1,275 million shares authorized, 475,379,537 and 486,969,402 shares outstanding, respectively	31	31
Additional paid-in capital	10,261	10,387
Retained earnings	7,607	6,775
Accumulated other comprehensive loss	(1,566)	(1,026)
Treasury stock, at cost, 103,054,698 and 91,463,729 ordinary shares, respectively	(8,855)	(7,853)

Total Company share of stockholders’ equity	7,478	8,314
Non-controlling interests	28	30

Total equity	7,506	8,344

Total liabilities and equity	$24,006	$24,283

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
Millions of dollars	2015	2014
Cash flows from operating activities:
Net income	$1,164	$944
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	287	256
Amortization of debt-related costs	4	9
Inventory valuation adjustment	92	- -
Equity investments –
Equity income	(69)	(61)
Distributions of earnings, net of tax	22	- -
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	197	(105)
Inventories	(4)	(305)
Accounts payable	(246)	91
Prepaid expenses and other current assets	(88)	(108)
Other, net	109	80

Net cash provided by operating activities	1,468	801

Cash flows from investing activities:
Expenditures for property, plant and equipment	(306)	(343)
Payments for repurchase agreements	(199)	(275)
Proceeds from repurchase agreements	50	- -
Purchases of available-for-sale securities	(434)	(1,397)
Proceeds from sales and maturities of available-for-sale securities	437	- -
Other, net	9	4

Net cash used in investing activities	(443)	(2,011)

Cash flows from financing activities:
Repurchases of Company ordinary shares	(1,359)	(1,201)
Dividends paid	(334)	(327)
Issuance of long-term debt	984	992
Net proceeds from commercial paper	169	- -
Payments of debt issuance costs	(12)	(18)
Other, net	151	4

Net cash used in financing activities	(401)	(550)

Effect of exchange rate changes on cash	(39)	12

Increase (decrease) in cash and cash equivalents	585	(1,748)
Cash and cash equivalents at beginning of period	1,031	4,450

Cash and cash equivalents at end of period	$1,616	$2,702

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

					Accumulated	Company
			Additional		Other	Share of	Non-
	Ordinary Shares		Paid-in	Retained	Comprehensive	Stockholders’	Controlling
Millions of dollars	Issued	Treasury	Capital	Earnings	Loss	Equity	Interests
Balance, December 31, 2014	$31	$(7,853)	$10,387	$6,775	$(1,026)	$8,314	$30
Net income (loss)	- -	- -	- -	1,166	- -	1,166	(2)
Other comprehensive loss	- -	- -	- -	- -	(540)	(540)	- -
Share-based compensation	- -	304	(126)	- -	- -	178	- -
Dividends ($0.70 per share)	- -	- -	- -	(334)	- -	(334)	- -
Repurchases of Company ordinary shares	- -	(1,306)	- -	- -	- -	(1,306)	- -

Balance, March 31, 2015	$31	$(8,855)	$10,261	$7,607	$(1,566)	$7,478	$28

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

The accompanying Consolidated Financial Statements are unaudited and have been prepared from the books and records of LyondellBasell N.V. in accordance with the instructions to Form 10-Q and Rule 10-1 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. In our opinion, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results for the entire year. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto for the year ended December 31, 2014.

2.	Accounting and Reporting Changes

Recently Adopted Guidance

Repurchase Agreements—In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosure, which changes the accounting for repurchase-to-maturity transactions and other similar transactions. The amendments in this ASU require repurchase-to-maturity transactions to be accounted for as secured borrowings rather than as sales with forward repurchase commitments. In addition, this ASU requires new and expanded disclosures about repurchase agreements and other similar transactions. The amendments in this update were effective for interim and annual periods beginning after December 15, 2014. The adoption of this amendment did not have a material impact on our Consolidated Financial Statements.

Accounting Guidance Issued But Not Adopted as of March 31, 2015

Revenue Recognition—In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the current revenue recognition requirements in ASC 606, Revenue Recognition. Under this guidance, entities should recognize revenues to depict the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. This ASU also requires enhanced disclosures. The amendments in this ASU are effective for annual and interim periods beginning after December 15, 2016. Retrospective and modified retrospective application is allowed. We are currently assessing the impact of this amendment on our Consolidated Financial Statements.

Compensation—In June 2014, the FASB issued ASU 2014-12, Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. Under this new guidance, entities are required to treat performance targets that affect vesting and could be achieved after the requisite service period as a performance condition. The amendments in this ASU are effective for annual and interim periods beginning after December 15, 2015. Early adoption is permitted. The application of this amendment is not expected to have a material impact on our Consolidated Financial Statements.

Going Concern—In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements–Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Under this new guidance, management is required to perform interim and annual assessments of an entity’s ability to

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

continue as a going concern within one year of the date the financial statements are issued (or available to be issued when applicable). Additionally, the entity must provide certain disclosures if conditions or events raise substantial doubt about its ability to continue as a going concern. The amendments in this update are effective for annual periods ending after December 15, 2016 and interim periods thereafter. Early adoption is permitted. The application of this amendment is not expected to have a material impact on our Consolidated Financial Statements.

Extraordinary and Unusual Items—In January 2015, the FASB issued ASU 2015-01, Income Statement–Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, which eliminates the concept of extraordinary items. Under this new guidance, entities will no longer be required to separately classify, present and disclose extraordinary events and transactions. The amendments in this update are effective for annual and interim periods beginning after December 15, 2015. The application of this amendment is not expected to have a material impact on our Consolidated Financial Statements.

Consolidation—In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which amends and changes the consolidation analysis currently required under U.S. GAAP. This ASU modifies the process used to evaluate whether limited partnerships and similar entities are variable interest entities (“VIEs”) or voting interest entities; affects the analysis performed by reporting entities regarding VIEs, particularly those with fee arrangements and related party relationships; and provides a scope exception for certain investment funds. The amendments in this update are effective for annual and interim periods beginning after December 15, 2015. Early adoption is permitted. We are currently assessing the impact of this amendment on our Consolidated Financial Statements.

Debt Issuance Costs—In April 2015, the FASB issued ASU 2015-03, Interest–Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. Under this new guidance, entities will be required to present debt issuance costs related to a recognized debt liability in the balance sheet as a direct deduction from the carrying amount of that debt, consistent with the current treatment of debt discounts. The amendments in this update, which should be applied retrospectively, are effective for annual and interim periods beginning after December 15, 2015. Early adoption is permitted. The application of this amendment is not expected to have a material impact on our Consolidated Financial Statements.

3.	Discontinued Operations

The amounts included in Income (loss) from discontinued operations of the Berre refinery are summarized as follows:

	Three Months Ended
	March 31,
Millions of dollars	2015	2014

Sales and other operating revenues	$1		$1

Loss from discontinued operations before income taxes	$(5)	$	- -
Benefit from income taxes	(2)		(1)

Income (loss) from discontinued operations, net of tax	$(3)		$1

Future cash outflows will occur for exit or disposal activities and for payments made to severed employees. Exit and disposal costs are expected to be incurred through the end of 2017. Payments to the affected employees are expected to be substantially complete by 2019. There is uncertainty in the manner, scope and timing of potential future asset

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

disposal or dismantlement activities and their related cash flows. Although some dismantling and remediation activities may be considered or required at a future date, the amounts associated with such activities are not determinable at this time due to such uncertainties.

The following table summarizes the changes in the accrual for the social plan for employees affected by the closure of the Berre refinery:

	Three Months Ended
	March 31,
Millions of dollars	2015	2014
Beginning balance	$26	$42
Accretion expense	- -	1
Cash payments	(2)	(4)
Effect of exchange rate changes	(4)	- -

Ending balance	$20	$39

There are no significant assets or liabilities related to the Berre refinery other than those discussed above.

4.	Accounts Receivable

Our allowance for doubtful accounts receivable, which is reflected in the Consolidated Balance Sheets as a reduction of accounts receivable, totaled $25 million and $29 million at March 31, 2015 and December 31, 2014, respectively.

5.	Inventories

Inventories consisted of the following components:

	March 31,	December 31,
Millions of dollars	2015	2014
Finished goods	$2,800	$2,919
Work-in-process	192	304
Raw materials and supplies	1,275	1,294

Total inventories	$4,267	$4,517

For information related to lower of cost or market inventory valuation charges recognized during the first quarter of 2015, see Note 14.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	Debt

Long-term loans, notes and other long-term debt consisted of the following:

	March 31,	December 31,
Millions of dollars	2015	2014
Senior Notes due 2019, $2,000 million, 5.0%	$2,002	$1,993
Senior Notes due 2021, $1,000 million, 6.0%	1,000	1,000
Senior Notes due 2024, $1,000 million, 5.75%	1,000	1,000
Senior Notes due 2055, $1,000 million, 4.625% ($16 million of discount)	984	- -
Guaranteed Notes due 2044, $1,000 million, 4.875% ($12 million of discount)	988	988
Guaranteed Notes due 2023, $750 million, 4.0% ($8 million of discount)	742	741
Guaranteed Notes due 2043, $750 million, 5.25% ($22 million of discount)	728	728
Guaranteed Notes due 2027, $300 million, 8.1%	300	300
Other	9	11

Total	7,753	6,761
Less current maturities	(4)	(4)

Long-term debt	$7,749	$6,757

At March 31, 2015, our 5% Senior Notes due 2019 include a $9 million adjustment related to our fixed-for-floating interest rate swaps, which is recognized in Interest expense in the Consolidated Statements of Income for the three month period ended March 31, 2015.

Short-term loans, notes, and other short-term debt consisted of the following:

	March 31,	December 31,
Millions of dollars	2015	2014
$2,000 million Senior Revolving Credit Facility	$ - -	$ - -
$1,000 million U.S. Receivables Securitization Facility	- -	- -
€450 million European Receivables Securitization Facility	- -	- -
Commercial paper	431	262
Financial payables to equity investees	5	6
Precious metal financings	77	77
Other	1	1

Total short-term debt	$514	$346

Long-Term Debt

Senior Notes due 2055—In March 2015, we issued $1,000 million of 4.625% Notes due 2055 at a discounted price of 98.353%.

These unsecured notes rank equally in right of payment to all of LyondellBasell N.V.’s existing and future unsubordinated indebtedness.

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

The notes may be redeemed before the date that is six months prior to the scheduled maturity date at a redemption price equal to the greater of 100% of the principal amount of the notes redeemed and the sum of the present values of the remaining scheduled payments of principal and interest (discounted at the applicable Treasury Yield plus 35 basis points) on the notes to be redeemed. The notes may also be redeemed on or after the date that is six months prior to the final maturity date of the notes at a redemption price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest.

Short-Term Debt

Senior Revolving Credit Facility—Our revolving credit facility, which may be used for dollar and euro denominated borrowings, has a $700 million sublimit for dollar and euro denominated letters of credit and supports our commercial paper program. The aggregate balance of outstanding borrowings and letters of credit under this facility may not exceed $2,000 million at any given time. Borrowings under the facility bear interest at a Base Rate or LIBOR, plus an applicable margin. Additional fees are incurred for the average daily unused commitments.

The facility contains customary covenants and warranties, including specified restrictions on indebtedness and liens. In addition, we are required to maintain a leverage ratio at the end of every quarter of 3.50 to 1.00 or less for the period covering the most recent four quarters. We are in compliance with these covenants as of March 31, 2015.

At March 31, 2015, availability under this facility, which backs our $2,000 million commercial paper program discussed below, was $1,520 million. Availability under this facility is reduced by outstanding borrowings, outstanding letters of credit provided under the facility and notes issued under our $2,000 million commercial paper program. At March 31, 2015, we had $431 million of outstanding commercial paper, no outstanding letters of credit and no outstanding borrowings under the facility which matures in June 2019.

Commercial Paper Program—We have a commercial paper program under which we may issue up to $2,000 million of privately placed, unsecured, short-term promissory notes (“commercial paper”). This program is backed by our $2,000 million Senior Revolving Credit Facility. Proceeds from the issuance of commercial paper may be used for general corporate purposes, including dividends and share repurchases.

U.S. Receivables Securitization Facility—Our U.S. accounts receivable securitization facility provides for up to $1,000 million of liquidity through the sale or contribution of trade receivables by certain of our U.S. subsidiaries to a wholly owned, bankruptcy-remote subsidiary on an ongoing basis and without recourse. The bankruptcy-remote subsidiary may then, at its option and subject to a borrowing base of eligible receivables, sell undivided interests in the pool of trade receivables to financial institutions participating in the facility. In the event of liquidation, the bankruptcy-remote subsidiary’s assets will be used to satisfy the claims of its creditors prior to any assets or value in the bankruptcy-remote subsidiary becoming available to us. We are responsible for servicing the receivables. This facility also provides for the issuance of letters of credit up to $200 million. At March 31, 2015, there were no borrowings or letters of credit outstanding under the facility. Availability under this facility was $884 million at that date.

Other—At March 31, 2015 and December 31, 2014, our weighted average interest rates on outstanding short-term debt were 0.3% and 0.4%, respectively.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Debt Discount and Issuance Costs Included in Interest Expense

Amortization of debt discounts and debt issuance costs resulted in amortization expense of $4 million and $9 million in the three months ended March 31, 2015 and 2014, respectively, which is included in Interest expense in the Consolidated Statements of Income.

7.	Financial Instruments

Cash Concentration—Our cash equivalents are placed in high-quality commercial paper, money market funds and time deposits with major international banks and financial institutions.

Market Risks—We are exposed to market risks, such as changes in commodity pricing, currency exchange rates and interest rates. To manage the volatility related to these exposures, we selectively enter into derivative transactions pursuant to our risk management policies. Derivative instruments are recorded at fair value on the balance sheet. Gains and losses related to changes in the fair value of derivative instruments not designated as hedges are recorded in earnings. For derivatives that have been designated as fair value hedges, the gains and losses of the derivatives and hedged instruments are recorded in earnings. For derivatives that have been designated as cash flow hedges, the effective portion of the gains and losses is recorded through other comprehensive income (loss). The ineffective portion of cash flow hedges is recorded in earnings.

Marketable Securities—We invest cash in investment-grade securities for periods not exceeding two years. Investments in securities with original maturities of three months or less are classified as Cash and cash equivalents. At March 31, 2015 and December 31, 2014, we had marketable securities classified as Cash and cash equivalents of $859 million and $431 million, respectively.

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

Repurchase Agreements—We invest in tri-party repurchase agreements. Under these agreements, we make cash purchases of securities according to a pre-agreed profile from our counterparties. The counterparties have an obligation to repurchase, and we have an obligation to sell, the same or substantially the same securities at a pre-defined date for a price equal to the purchase price plus interest. These securities, which pursuant to our policy are held by a third-party custodian and must generally have a minimum collateral value of 102%, secure the counterparty’s obligation to repurchase the securities. Our investment in these tri-party repurchase agreements, which mature within the next twelve months, are treated as short-term loans receivable and are reflected in Prepaid expenses and other current assets on our Consolidated Balance Sheets. The balance of our investment at March 31, 2015 and December 31, 2014 was $488 million and $350 million, respectively.

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

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign Currency Rates—We have significant worldwide operations. The functional currencies of our consolidated subsidiaries through which we operate are primarily the U.S. dollar and the euro. We enter into transactions denominated in currencies other than our designated functional currencies. As a result, we are exposed to foreign currency risk on receivables and payables. We maintain risk management control policies intended to monitor foreign currency risk attributable to our outstanding foreign currency balances. These control policies involve the centralization of foreign currency exposure management, the offsetting of exposures and the estimating of expected impacts of changes in foreign currency rates on our earnings. We enter into foreign currency forward contracts to reduce the effects of our net currency exchange exposures. At March 31, 2015, foreign currency forward contracts in the notional amount of $797 million, maturing in April 2015 through June 2015, were outstanding.

For forward contracts that economically hedge recognized monetary assets and liabilities in foreign currencies, no hedge accounting is applied. Changes in the fair value of foreign currency forward contracts, which are reported in the Consolidated Statements of Income, are offset in part by the currency translation results recognized on the assets and liabilities.

Foreign Currency Gain (Loss)—Other income, net, in the Consolidated Statements of Income reflected a gain of $8 million and a loss of $1 million for the three months ended March 31, 2015 and 2014, respectively.

Cross-Currency Swaps—In 2014, to reduce our exposure to foreign currency exchange risk associated with certain intercompany loans, we entered into cross-currency swap contracts with an aggregate notional value of $2,000 million. Under the terms of these contracts, which have been designated as cash flow hedges, we will make interest payments in euros and receive interest in U.S. dollars. Upon the maturities of these contracts, we will pay the principal amount of the loans in euros and receive U.S. dollars from our counterparties.

We use the long-haul method to assess hedge effectiveness using a regression analysis approach under the hypothetical derivative method. We perform the regression analysis over an observation period of three years, utilizing data that is relevant to the hedge duration. We use the dollar offset method under the hypothetical derivative method to measure ineffectiveness.

The effective portion of the unrealized gains and losses on these cross-currency swap contracts will be reported in Accumulated other comprehensive loss and reclassified to earnings over the period that the hedged intercompany loans affect earnings based on changes in spot rates. The ineffective portion of the unrealized gains and losses will be recorded directly to Other income, net in the Consolidated Statements of Income. In addition, the swaps will be marked-to-market each reporting period with the euro notional values measured based on the current foreign exchange spot rate.

There was no ineffectiveness recorded during the three months ended March 31, 2015.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes our cross-currency swaps outstanding:

			March 31, 2015		December 31, 2014
Millions of dollars, except	Expiration	Average	Notional	Fair	Notional	Fair
expiration date and rates	Date	Interest Rate	Value	Value	Value	Value
Pay Euro	2021	4.55%	$1,000	$162	$1,000	$19
Receive U.S. dollars		6.00%

Pay Euro	2024	4.37%	1,000	152	1,000	16
Receive U.S. dollars		5.75%

Forward-Starting Interest Rate Swaps—In March 2015, we entered into forward-starting interest rate swaps to mitigate the risk of adverse changes in the benchmark interest rates on the anticipated refinancing of our senior notes due 2019. These interest rate swaps will be terminated upon debt issuance. The total notional amount of these forward-starting interest rate swaps was $1,000 million at March 31, 2015. There was no ineffectiveness recorded for this hedging relationship during the three months ended March 31, 2015.

In January 2015, we entered into forward-starting interest rate swaps with a total notional value of $750 million to mitigate the risk of adverse changes in the benchmark interest rates on the Company’s planned issuance of fixed-rate debt in 2015. These forward-starting interest rate swaps were terminated upon issuance of the $1,000 million senior notes due 2055. The ineffectiveness recorded for this hedging relationship was immaterial during the three months ended March 31, 2015.

In February 2014, we entered into forward-starting interest rate swaps with a total notional value of $500 million to hedge the risk of adverse changes in the benchmark interest rates for anticipated fixed-rate debt issuances in 2014. The swap was terminated upon issuance of the $1,000 million of guaranteed notes due 2044.

We have elected to designate these forward-starting interest rate swaps as cash flow hedges. The effective portion of the gain or loss is recorded in Accumulated other comprehensive loss. In periods where the hedging relationship is deemed ineffective, changes in the fair value will be recorded as Interest expense in the Consolidated Statements of Income.

We use a regression analysis approach under the hypothetical derivative method to assess both prospective and retrospective hedge effectiveness. We use the dollar-offset method under the hypothetical derivative method to measure hedge ineffectiveness.

In 2015 and 2014, we recognized a gain of $15 million and a loss of $17 million, respectively, in AOCI related to the settlement of these swap agreements. The related deferred gains and losses recognized in AOCI are amortized to interest expense over the original term of the related swaps using the effective interest method.

As of March 31, 2015, less than $1 million (on a pretax basis) is scheduled to be reclassified as an increase to interest expense over the next twelve months.

Fixed-for-Floating Interest Rate Swaps—In 2014, we entered into U.S. dollar fixed-for-floating interest rate swaps with third party financial institutions to mitigate changes in the fair value of our $2,000 million 5% senior notes due 2019 associated with the risk of variability in the 3 Month USD LIBOR rate (the benchmark interest rate). These

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

interest rate swaps are used as part of our current interest rate risk management strategy to achieve a desired proportion of variable versus fixed rate debt.

Under these arrangements, we exchange fixed for floating rate interest payments to effectively convert our fixed-rate debt to floating rate-debt. The fixed and variable cash payments related to the interest rate swaps are net settled semi-annually and classified as Other, net, in the Cash flows from operating activities section of the Consolidated Statements of Cash Flows.

We have elected to designate these fixed-for-floating interest rate swaps as fair value hedges. We use the long-haul method to assess hedge effectiveness using a regression analysis approach. We perform the regression analysis over an observation period of three years, utilizing data that is relevant to the hedge duration. We use the dollar offset method to measure ineffectiveness.

Changes in the fair value of the derivatives and changes in the value of the hedged items based on changes in the benchmark interest rate are recorded as Interest expense in our Consolidated Statements of Income. We evaluate the effectiveness of the hedging relationship periodically and calculate the changes in the fair value of the derivatives and the underlying hedged items separately. In the three months ended March 31, 2015, we recognized a net gain of $11 million, related to the ineffectiveness of our hedging relationships.

At March 31, 2015, we had outstanding interest rate swap agreements with notional amounts of $2,000 million, maturing in April 15, 2019.

Available-for-Sale Securities—The following table summarizes the amortized cost, gross unrealized gains and losses, and fair value of available-for-sale securities measured on a recurring basis that are outstanding as of March 31, 2015 and December 31, 2014. Refer to Note 8 for additional information regarding the fair value of available-for-sale securities.

	March 31, 2015
Millions of dollars	Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
Commercial paper	$996	$1	$	- -	$997
Bonds	331	- -		- -	331
Certificates of deposit	150	- -		- -	150

Total available-for-sale securities	$1,477	$1	$	- -	$1,478

	December 31, 2014
Millions of dollars	Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
Commercial paper	$1,029	$1	$	- -	$1,030
Bonds	414	- -		(1)	413
Certificates of deposit	150	- -		- -	150

Total available-for-sale securities	$1,593	$1		$(1)	$1,593

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

No losses related to other-than-temporary impairments of our available-for-sale investments have been recorded in Accumulated other comprehensive loss during the three months ended March 31, 2015 and the year ended December 31, 2014.

As of March 31, 2015, the commercial paper securities held by the Company had maturities between less than one and nine months, bonds had maturities between one and thirty months and certificates of deposit mature within twenty-three months.

We received proceeds of $172 million and $265 million, respectively, related to the sale and maturity of our available-for-sale securities during the three months ended March 31, 2015. We recognized realized gains of less than $1 million in connection with the sale. None of our available-for-sale securities were sold or matured during the three months ended March 31, 2014.

The specific identification method was used to identify the cost of the securities sold and the amounts reclassified out of Accumulated other comprehensive income into earnings.

The following table summarizes the fair value and unrealized losses related to available-for-sale securities that were in a continuous unrealized loss position for less than and greater than twelve months as of March 31, 2015 and December 31, 2014.

	March 31, 2015
	Less than 12 months			Greater than 12 months
Millions of dollars	Fair Value	Unrealized Loss		Fair Value		Unrealized Loss
Commercial paper	$222	$	- -	$	- -	$	- -
Bonds	86		- -		13		- -
Certificates of deposit	150		- -		- -		- -

Total	$458	$	- -		$13	$	- -

	December 31, 2014
	Less than 12 months			Greater than 12 months
Millions of dollars	Fair Value	Unrealized Loss		Fair Value		Unrealized Loss
Commercial paper	$45	$	- -	$	- -	$	- -
Bonds	294		(1)		- -		- -
Certificates of deposit	150		- -		- -		- -

Total	$489		$(1)	$	- -	$	- -

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Instruments—The following table summarizes financial instruments outstanding as of March 31, 2015 and December 31, 2014 that are measured at fair value on a recurring basis. Refer to Note 8 for additional information regarding the fair value of financial instruments.

		March 31, 2015		December 31, 2014
Millions of dollars	Balance Sheet Classification	Notional Amount	Fair Value	Notional Amount	Fair Value
Assets–
Derivatives designated as cash flow hedges:
Cross-currency swaps	Other assets	$2,000	$297	$2,000	$30
Cross-currency swaps	Prepaid expenses and other current assets	- -	17	- -	5

Derivatives designated as fair value hedges:
Fixed-for-floating interest rate swaps	Other assets	2,000	30	2,000	10
Fixed-for-floating interest rate swaps	Prepaid expenses and other current assets	- -	14	- -	6

Derivatives not designated as hedges:
Commodities	Prepaid expenses and other current assets	7	3	- -	2
Embedded derivatives	Prepaid expenses and other current assets	77	6	77	3
Foreign currency	Prepaid expenses and other current assets	91	2	107	- -

Non-derivatives:
Available-for-sale securities	Short-term investments	1,471	1,478	1,587	1,593

		$5,646	$1,847	$5,771	$1,649

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Balance Sheet Classification	March 31, 2015		December 31, 2014
Millions of dollars		Notional Amount	Fair Value	Notional Amount		Fair Value
Liabilities–
Derivatives designated as cash flow hedges:
Forward-starting interest rate swaps	Other liabilities	$1,000	$30	$	- -	$	- -

Derivatives not designated as hedges:
Commodities	Accrued liabilities	43	6		28		1
Foreign currency	Accrued liabilities	706	29		680		13

Non-derivatives:
Performance share awards	Accrued liabilities	9	9		22		22
Performance share awards	Other liabilities	8	8		14		14

		$1,766	$82		$744		$50

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the pretax effect of derivative instruments charged directly to income.

	Effect of Financial Instruments
	Three Months Ended March 31, 2015
Millions of dollars	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI to Income		Additional Gain (Loss) Recognized in Income	Income Statement Classification
Derivatives designated as cash-flow hedges:
Cross-currency swaps	$267		$(220)	$ - -	Other income, net
Forward-starting interest rate swaps	(15)		- -	- -	Interest expense

Derivatives designated as fair value hedges:
Fixed-for-floating interest rate swaps	- -		- -	28	Interest expense

Derivatives not designated as hedges:
Commodities	- -		- -	(3)	Sales and other operating revenues
Commodities	- -		- -	1	Cost of sales
Embedded derivatives	- -		- -	3	Cost of sales
Foreign currency	- -		- -	(78)	Other income, net

	$252		$(220)	$(49)

	Three Months Ended March 31, 2014
Millions of dollars	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI to Income		Additional Gain (Loss) Recognized in Income	Income Statement Classification
Derivatives designated as cash-flow hedges:
Forward-starting interest rate swaps	$(17)	$	- -	$(1)	Interest expense

Derivatives not designated as hedges:
Embedded derivatives	- -		- -	(2)	Cost of sales
Foreign currency	- -		- -	2	Other income, net

	$(17)	$	- -	$(1)

For the three months ended March 31, 2015, the pretax effect of additional gain (loss) recognized in income for the fixed-for-floating interest rate swaps includes the net value for accrued interest of $8 million.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	Fair Value Measurement

The following table presents the financial instruments outstanding as of March 31, 2015 and December 31, 2014 that are measured at fair value on a recurring basis.

	March 31, 2015
Millions of dollars	Fair Value	Level 1	Level 2	Level 3
Assets–
Derivatives:
Cross-currency swaps	$ 314	$ - -	$ 314	$ - -
Fixed-for-floating interest rate swaps	44	- -	44	- -
Commodities	3	- -	- -	3
Embedded derivatives	6	- -	6	- -
Foreign currency	2	- -	2	- -
Non-derivatives:
Available-for-sale securities	1,478	- -	1,478	- -

	$ 1,847	$ - -	$ 1,844	$ 3

Liabilities–
Derivatives:
Forward-starting interest rate swaps	$ 30	$ - -	$ 30	$ - -
Commodities	6	6	- -	- -
Foreign currency	29	- -	29	- -
Non-derivatives:
Performance share awards	17	17	- -	- -

	$ 82	$ 23	$ 59	$ - -

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2014
Millions of dollars	Fair Value	Level 1		Level 2		Level 3
Assets–
Derivatives:
Cross-currency swaps	$35	$	- -		$35	$	- -
Fixed-for-floating interest rate swaps	16		- -		16		- -
Commodities	2		2		- -		- -
Embedded derivatives	3		- -		3		- -
Non-derivatives:
Available-for-sale securities	1,593		- -		1,593		- -

	$1,649		$2		$1,647	$	- -

Liabilities–
Derivatives:
Commodities	$1		$1	$	- -	$	- -
Foreign currency	13		- -		13		- -
Non-derivatives:
Performance share awards	36		36		- -		- -

	$50		$37		$13	$	- -

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2015 and the year ended December 31, 2014. Our Level 3 activity, which consists of commodity swaps related to our refinery operations, was not material for the periods presented; therefore, additional disclosures related to Level 3 requirements have not been included.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the carrying value and estimated fair value of our financial instruments that are not measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014. Short-term loans receivable and short-term and long-term debt are recorded at amortized cost in the Consolidated Balance Sheets. The carrying and fair values of short-term and long-term debt exclude capital leases.

	March 31, 2015
Millions of dollars	Carrying Value	Fair Value	Level 1		Level 2	Level 3
Non-derivatives:
Assets:
Short-term loans receivable	$488	$488	$	- -	$488	$	- -

Liabilities:
Short-term debt	$77	$72	$	- -	$72	$	- -
Long-term debt	7,748	8,678		- -	8,674		4

Total	$7,825	$8,750	$	- -	$8,746		$4

	December 31, 2014
Millions of dollars	Carrying Value	Fair Value	Level 1		Level 2	Level 3
Non-derivatives:
Assets:
Short-term loans receivables	$350	$350	$	- -	$350	$	- -

Liabilities:
Short-term debt	$77	$74	$	- -	$74	$	- -
Long-term debt	6,756	7,529		- -	7,523		6

Total	$6,833	$7,603	$	- -	$7,597		$6

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

Fixed-for-Floating Interest Rate Swaps—The fair value of our fixed-for-floating interest rate swaps is calculated using the present value of future cash flows method and based on observable inputs such as interest rates and market yield curves.

Forward-Starting Interest Rate Swaps—The fair value of our forward-starting interest rate swaps is calculated using the present value of future cash flows method and based on observable inputs such as benchmark interest rates.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Commodity and Embedded Derivatives—The fair values of our commodity derivatives classified as Level 1 and embedded derivatives are measured using closing market prices at the end of the reporting period obtained from the New York Mercantile Exchange and from third-party broker quotes and pricing providers.

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

9.	Pension and Other Postretirement Benefits

Net periodic pension benefits included the following cost components for the periods presented:

	Three Months Ended March 31,
	2015		2014
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$ 11	$ 9	$ 11	$ 8
Interest cost	21	9	22	11
Expected return on plan assets	(36)	(6)	(39)	(6)
Settlements gain	- -	- -	- -	(1)
Prior service cost amortization	- -	- -	- -	1
Actuarial and investment loss amortization	3	2	- -	1

Net periodic pension benefit costs (credits)	$ (1)	$ 14	$ (6)	$ 14

Net periodic other postretirement benefits included the following cost components for the periods presented:

	Three Months Ended March 31,
	2015		2014
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$ 1	$ - -	$ 1	$ - -
Interest cost	4	1	4	1
Actuarial loss amortization	- -	1	2	- -

Net periodic benefit costs	$ 5	$ 2	$ 7	$ 1

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.	Income Taxes

Our effective income tax rate for the first quarter of 2015 was 27.4% compared with 28.9% for the first quarter of 2014. Our effective tax rate fluctuates based on, among other factors, changes in pretax income in countries with varying statutory tax rates, the U.S. domestic production activity deduction, changes in valuation allowances and changes in unrecognized tax benefits associated with uncertain tax positions.

Compared with the first quarter of 2014, the lower effective tax rate for the first quarter of 2015 was primarily due to increased internal financings, changes in the mix of earnings in countries with varying statutory tax rates and increased taxable foreign exchange losses, partially offset by changes in return to accrual adjustments and nonrecurring tax exempt income in 2014.

A portion of the Company’s interest income from internal financing is either untaxed or taxed at rates substantially lower than the U.S. statutory rate. We currently anticipate the favorable treatment for the interest income to continue in the near term; however, this treatment is based on current law and tax rulings, which could change.

We monitor income tax legislative developments in countries where we are tax residents. Management does not believe that recent changes in income tax laws in our tax resident countries will have a material impact on our Consolidated Financial Statements, although new or proposed changes to tax laws could affect our tax liabilities in the future.

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

Environmental Remediation—Our accrued liability for future environmental remediation costs at current and former plant sites and other remediation sites totaled $96 million and $106 million as of March 31, 2015 and December 31, 2014, respectively. At March 31, 2015, the accrued liabilities for individual sites range from less than $1 million to $19 million. The remediation expenditures are expected to occur over a number of years, and not to be concentrated in any single year. In our opinion, it is reasonably possible that losses in excess of the liabilities recorded may have been incurred. However, we cannot estimate any amount or range of such possible additional losses. New information about sites, new technology or future developments such as involvement in investigations by regulatory agencies, could require us to reassess our potential exposure related to environmental matters.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the activity in our accrued environmental liability included in “Accrued liabilities” and “Other liabilities:”

	Three Months Ended March 31,
Millions of dollars	2015	2014
Beginning balance	$ 106	$ 120
Amounts paid	(1)	(2)
Foreign exchange effects	(9)	- -
Other	- -	(2)

Ending balance	$ 96	$ 116

Access Indemnity Demand—In December 2010, one of our subsidiaries received demand letters from affiliates of Access Industries (collectively, “Access Entities”), a more than five percent shareholder of the Company, demanding indemnity for losses, including attorney’s fees and expenses, arising out of a pending lawsuit styled Edward S. Weisfelner, as Litigation Trustee of the LB Litigation Trust v. Leonard Blavatnik, et al., Adversary Proceeding No. 09-1375 (REG), in the United States Bankruptcy Court, Southern District of New York. In the Weisfelner lawsuit, the plaintiffs seek to recover from Access the return of all amounts earned by the Access Entities related to their purchase of shares of Lyondell Chemical prior to its acquisition by Basell AF S.C.A.; distributions by Basell AF S.C.A. to its shareholders before it acquired Lyondell Chemical, and management and transaction fees and expenses. The trial that was scheduled for October 2011 has been postponed.

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

Indemnification—We are parties to various indemnification arrangements, including arrangements entered into in connection with acquisitions, divestitures and the formation and dissolution of joint ventures. Pursuant to these arrangements, we provide indemnification to and/or receive indemnification from other parties in connection with liabilities that may arise in connection with the transactions and in connection with activities prior to completion of the transactions. These indemnification arrangements typically include provisions pertaining to third party claims relating to environmental and tax matters and various types of litigation. As of March 31, 2015, we had not accrued any significant amounts for our indemnification obligations, and we are not aware of other circumstances that would likely lead to significant future indemnification obligations. We cannot determine with certainty the potential amount of future payments under the indemnification arrangements until events arise that would trigger a liability under the arrangements.

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

Dividend Distributions—On March 16, 2015, we paid a cash dividend of $0.70 per share for an aggregate of $334 million to shareholders of record on March 2, 2015.

Share Repurchase Programs— In May 2013, our Supervisory Board announced a share repurchase program (“May 2013 Share Repurchase Program”), under which we could repurchase up to 10% of our outstanding ordinary shares. During the second quarter of 2014, we completed the repurchase of shares authorized under this program. In April 2014, our shareholders approved a proposal to authorize us to repurchase up to an additional 10% of our outstanding ordinary shares through October 2015 (“April 2014 Share Repurchase Program”). These repurchases, which are determined at the discretion of our Management Board, may be executed from time to time through open market or privately negotiated transactions. The repurchased shares are recorded as Treasury stock and may be retired or used for general corporate purposes, including for various employee benefit and compensation plans.

During the three months ended March 31, 2015, we repurchased approximately 16 million shares for $1,306 million at an average price of $83.18 per share, including commissions, under the April 2014 Share Repurchase Program. During the three months ended March 31, 2014, we repurchased approximately 15 million shares for $1,314 million at an average price of $87.29 per share, including commissions, under the May 2013 Share Repurchase Program.

Due to the timing of settlements, total cash paid for share repurchases for the three months ended March 31, 2015 and 2014 was $1,359 million and $1,201 million, respectively.

Ordinary Shares—The changes in the outstanding amounts of ordinary shares are as follows:

	Three Months Ended March 31,
	2015	2014
Ordinary shares outstanding:
Beginning balance	486,969,402	548,824,138
Share-based compensation	4,098,673	96,605
Warrants exercised	954	- -
Employee stock purchase plan	7,022	5,674
Purchase of ordinary shares	(15,696,514)	(15,048,816)

Ending balance	475,379,537	533,877,601

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Treasury Shares—The changes in the amounts of treasury shares held by the Company are as follows:

	Three Months Ended March 31,
	2015	2014
Ordinary shares held as treasury shares:
Beginning balance	91,463,729	29,607,877
Share-based compensation	(4,098,673)	(96,605)
Warrants exercised	150	- -
Employee stock purchase plan	(7,022)	(5,674)
Purchase of ordinary shares	15,696,514	15,048,816

Ending balance	103,054,698	44,554,414

Accumulated Other Comprehensive Loss—The components of, and after-tax changes in, Accumulated other comprehensive loss as of and for the three months ended March 31, 2015 and 2014 are presented in the following table:

Millions of dollars	Financial Derivatives	Defined Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustments	Total
Balance – January 1, 2015	$ (80)	$ (449)	$ (497)	$ (1,026)
Other comprehensive income (loss) before reclassifications	187	- -	(511)	(324)
Amounts reclassified from accumulated other comprehensive loss	(220)	4	- -	(216)

Net other comprehensive income (loss)	(33)	4	(511)	(540)

Balance – March 31, 2015	$ (113)	$ (445)	$ (1,008)	$ (1,566)

Balance – January 1, 2014	$ - -	$ (140)	$ 236	$ 96
Other comprehensive income (loss) before reclassifications	(13)	(6)	18	(1)
Amounts reclassified from accumulated other comprehensive income	- -	3	- -	3

Net other comprehensive income (loss)	(13)	(3)	18	2

Balance – March 31, 2014	$ (13)	$ (143)	$ 254	$ 98

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amounts reclassified out of each component of Accumulated other comprehensive loss are as follows:

	Three Months Ended March 31,		Affected Line Item on the Consolidated Statements of Income
Millions of dollars	2015	2014
Reclassification adjustments for:
Defined pension and other postretirement benefit plan items:
Amortization of:
Prior service cost	$ - -	$ 1
Actuarial loss	6	3
Financial derivatives:
Cross-currency swaps	(220)	- -	Other income, net

Reclassifications, before tax	(214)	4
Income tax expense	2	1	Provision for income taxes

Amounts reclassified out of Accumulated other comprehensive loss	$ (216)	$ 3

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

Earnings per share data and dividends declared per share of common stock are as follows:

	Three Months Ended March 31,
	2015			2014
Millions of dollars	Continuing Operations	Discontinued Operations		Continuing Operations	Discontinued Operations
Net income (loss)	$1,167		$(3)	$943		$1
Less: net loss attributable to non-controlling interests	2		- -	1		- -

Net income (loss) attributable to the Company shareholders	1,169		(3)	944		1
Net income attributable to participating securities	(4)		- -	(2)		- -

Net income (loss) attributable to ordinary shareholders – basic and diluted	$1,165		$(3)	$942		$1

Millions of shares, except per share data
Basic weighted average common stock outstanding	479		479	544		544
Effect of dilutive securities:
Stock options	2		2	4		4

Potential dilutive shares	481		481	548		548

Earnings (loss) per share:
Basic	$2.43		$(0.01)	$1.73	$	- -

Diluted	$2.42		$(0.01)	$1.72	$	- -

Participating securities	1.4		1.4	1.7		1.7

Dividends declared per share of common stock	$0.70	$	- -	$0.60	$	- -

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.	Segment and Related Information

Our operations are managed through five operating segments, as shown below. We disclose the results of each of our operating segments in accordance with ASC 280, Segment Reporting. Each of our operating segments is managed by a senior executive reporting directly to our Chief Executive Officer, the chief operating decision maker. Discrete financial information is available for each of the segments, and our Chief Executive Officer uses the operating results of each of the operating segments for performance evaluation and resource allocation. The activities of each of our segments from which they earn revenues and incur expenses are described below:

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

EBITDA is the primary measure used in reviewing our segments’ profitability and therefore, in accordance with ASC 280, Segment Reporting, we have presented EBITDA for all segments. We define EBITDA as earnings before interest, taxes and depreciation and amortization.

Intersegment eliminations and items that are not directly related or allocated to business operations are included in “Other.” Sales between segments are made primarily at prices approximating prevailing market prices.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized financial information concerning reportable segments is shown in the following table for the periods presented:

	Three Months Ended March 31, 2015
Millions of dollars	O&P– Americas	O&P– EAI	I&D	Refining	Technology	Other		Total
Sales and other operating revenues:
Customers	$1,853	$2,863	$1,876	$1,484	$109	$	- -	$8,185
Intersegment	698	48	42	123	27		(938)	- -

	2,551	2,911	1,918	1,607	136		(938)	8,185

EBITDA	1,031	357	337	149	76		2	1,952

	Three Months Ended March 31, 2014
Millions of dollars	O&P– Americas	O&P– EAI	I&D	Refining	Technology	Other		Total
Sales and other operating revenues:
Customers	$2,378	$3,707	$2,405	$2,537	$108	$	- -	$11,135
Intersegment	979	71	24	219	28		(1,321)	- -

	3,357	3,778	2,429	2,756	136		(1,321)	11,135

EBITDA	736	356	375	129	76		(4)	1,668

In the first quarter of 2015, operating results for our O&P–Americas, I&D and Refining segments include non-cash charges of $43 million, $44 million and $5 million, respectively, related to lower of cost or market inventory valuation adjustments, primarily driven by a decline in the prices of many chemical products, notably benzene and ethylene glycol in our I&D segment, and ethylene and crude C4s in our O&P–Americas segment.

The O&P–EAI segment operating results for the first quarter of 2014 include a $52 million benefit from a settlement under a 2005 indemnification agreement for certain existing and future environmental liabilities.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of EBITDA to Income from continuing operations before income taxes is shown in the following table for each of the periods presented:

	Three Months Ended March 31,
Millions of dollars	2015	2014
EBITDA:
Total segment EBITDA	$ 1,950	$ 1,672
Other EBITDA	2	(4)
Less:
Depreciation and amortization expense	(287)	(256)
Interest expense	(69)	(92)
Add:
Interest income	11	6

Income from continuing operations before income taxes	$ 1,607	$ 1,326

The increase in depreciation and amortization expense for the three months ended March 31, 2015 reflected in the table above includes $35 million of amortization expense related to expired emission allowance credits, $33 million of which was recognized by our Refining segment.

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

In the first quarter of 2015, our strong earnings were achieved in a market with declining product prices following the decline in crude oil prices. However, the abundance of low cost natural gas-based raw materials, tightness in some product areas and our flexible portfolio provided balance to offset the impact of these lower prices.

Significant items that affected our results during the first quarter of 2015 relative to the first quarter of 2014 include:

•	Higher U.S. olefins and polyolefin results in the first quarter on higher volumes stemming from stronger demand and increased operating rates following the 2014 completion of expansions of our La Porte, Texas ethylene and Matagorda, Texas polyethylene facilities, as well as higher polyolefin margins; and

•	Improved European polyolefin results in the first quarter of 2015 on higher margins and volumes.

Other noteworthy items since the beginning of the year include the following:

•	We issued $1 billion of 4.625% unsecured notes due 2055 in March 2015;

•	We repurchased approximately 16 million of our outstanding ordinary shares during the first quarter of 2015; and

•	We continued construction of a 250 million pounds per year ethylene expansion at our Channelview, Texas facility to start up mid-2015 and an 800 million pounds per year ethylene expansion at our Corpus Christi, Texas facility to be completed in early 2016.

Results of operations for the periods discussed are presented in the table below.

	Three Months Ended March 31,
Millions of dollars	2015	2014
Sales and other operating revenues	$ 8,185	$ 11,135
Cost of sales	6,379	9,577
Selling, general and administrative expenses	205	186
Research and development expenses	26	32

Operating income	1,575	1,340
Interest expense	(69)	(92)
Interest income	11	6
Other income, net	21	11
Income from equity investments	69	61
Provision for income taxes	440	383

Income from continuing operations	1,167	943
Income (loss) from discontinued operations, net of tax	(3)	1

Net income	$ 1,164	$ 944

RESULTS OF OPERATIONS

Revenues—Revenues decreased by $2,950 million, or 26%, in the first quarter of 2015 compared to the first quarter of 2014. Lower averages sales prices were responsible for 28% of the decline in first quarter 2015 revenues relative to prior year period. The decline in prices for crude oil and other feedstocks in the first quarter of 2015 was the contributing factor for these lower average sales prices. An additional 6% decrease in first quarter 2015 revenues was attributable to unfavorable translation impacts resulting from a significant decline in the euro/U.S. dollar exchange rate.

The first quarter 2015 decreases noted above were partially offset by higher sales volumes, which were responsible for a revenue increase of 8% compared to the first quarter of 2014. Higher U.S. olefins and polyethylene sales volumes in the first quarter of 2015 relative to the first quarter of 2014 reflect capacity additions associated with the completion of an expansion-related turnaround at our La Porte, Texas ethylene facility and at our Matagorda, Texas polyethylene facility. European polyethylene and polypropylene sales volumes increased in the first quarter of 2015 relative to the corresponding period in 2014 largely as a result of stronger market demand, due in part to, the favorable market impacts of a weakening euro against the U.S. dollar. Planned industry outages during the first quarter of 2015 led to higher PO and derivative sales volumes, while increased demand and customers buying in preparation for planned outages resulted in higher oxyfuels sales volumes. Styrene sales volumes also increased relative to the first quarter of 2014 as a result of improved global demand. These increases were partially offset by lower methanol volumes resulting from an outage at our Channelview, Texas facility during the first quarter of 2015.

Cost of Sales—Cost of sales decreased by $3,198 million in the first quarter of 2015 compared to the first quarter of 2014. Cost of sales in the first quarter of 2015 includes pre-tax charges totaling $127 million, including non-cash lower of cost or market (“LCM”) inventory valuation adjustments in our O&P–Americas, I&D and Refining segments totaling $92 million and amortization of $35 million associated with the expiration of emission allowance credits in our Refining and I&D segments. Cost of sales in the first quarter of 2014 included a $52 million benefit in our O&P–EAI segment associated with a settlement for certain existing and future environmental claims under a 2005 indemnification agreement.

The decrease in first quarter 2015 cost of sales was primarily due to lower feedstock costs. In the first quarter of 2015, the raw material costs for heavy liquids and NGLs used in our O&P–Americas segment; naphtha, advantaged feeds and propylene used in our O&P–EAI segment; butane, benzene, ethanol and methanol used in our I&D segment; and crude oil used in our Refining segment were significantly lower relative to the first quarter of 2014.

Operating Income—Operating income increased by $235 million in the first quarter of 2015 compared to the first quarter of 2014. Operating income for the first quarter of 2015 includes the impacts of the $92 million LCM inventory valuation adjustment and $35 million emission credit allowances amortization discussed above. Operating income for the first quarter of 2014 included the $52 million benefit related to the environmental claims settlement also discussed above. Excluding these items, operating income increased $414 million over the first quarter of 2014.

This increase was driven primarily by the operations of our O&P–Americas segment and to a lesser extent by the operations of our O&P–EAI and Refining segments. The primary drivers of the improvement in operating income were higher volumes in our U.S. olefins business and higher margins that benefited from lower feedstock costs and increased volumes in our U.S. and European polyolefins businesses. Operating results for each of our business segments are discussed further in the “Segment Analysis” section below.

Interest Expense—Interest expense was $23 million lower in the first quarter of 2015 compared to the first quarter of 2014, primarily due to $31 million of favorable adjustments related to our fixed-for-floating interest rate swaps and cross-currency swaps. See Notes 6, 7 and 8 for additional information related to these swaps. The resulting decrease was offset in part by interest charges related to the issuance of our 4.875% guaranteed notes due 2044 in February 2014 and our 4.625% senior notes due 2055 in March 2015.

Income from Equity Investments—Income from equity investments increased by $8 million in the first quarter of 2015 relative to the first quarter of 2014. Higher results in the first quarter of 2015 were primarily driven by margin and volume improvements at our joint venture in South Korea. This benefit was partly offset by lower results at some of our Middle Eastern and Asian joint ventures, largely due to lower margins reflective of the decline in crude oil prices. One of our joint ventures in the Middle East was also negatively impacted by an unplanned outage during the first quarter of 2015 which led to lower volumes compared to the first quarter of 2014.

Income Tax—Our effective income tax rate for the first quarter of 2015 was 27.4% compared with 28.9% for the first quarter of 2014. Our effective tax rate fluctuates based on, among other factors, changes in pretax income in countries with varying statutory tax rates, the U.S. domestic production activity deduction, changes in valuation allowances and changes in unrecognized tax benefits associated with uncertain tax positions.

Compared with the first quarter of 2014, the lower effective tax rate for the first quarter of 2015 was primarily due to increased internal financings, changes in the mix of earnings in countries with varying statutory tax rates and increased taxable foreign exchange losses, partially offset by changes in return to accrual adjustments and nonrecurring tax exempt income in 2014.

A portion of the Company’s interest income from internal financing is either untaxed or taxed at rates substantially lower than the U.S. statutory rate. We currently anticipate the favorable treatment for the interest income to continue in the near term; however, this treatment is based on current law and tax rulings, which could change.

We monitor income tax legislative developments in countries where we are tax residents. Management does not believe that recent changes in income tax laws in our tax resident countries will have a material impact on our Consolidated Financial Statements, although new or proposed changes to tax laws could affect our tax liabilities in the future.

Comprehensive Income—Comprehensive income decreased by $321 million in the first quarter of 2015 compared to the first quarter of 2014, primarily due to foreign currency translation losses offset in part by an increase in net income in first quarter of 2015 over the first quarter of 2014. The predominant functional currency for our operations outside of the U.S. is the euro. Relative to the U.S. dollar, the value of the euro decreased in the first quarter of 2015 versus the first quarter of 2014, resulting in foreign currency translation losses, which decreased Comprehensive income by $529 million.

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

Our continuing operations are divided into five reportable segments: O&P–Americas; O&P–EAI; I&D; Refining; and Technology.

	Three Months Ended March 31,
Millions of dollars	2015	2014
Sales and other operating revenues:
O&P–Americas segment	$2,551	$3,357
O&P–EAI segment	2,911	3,778
I&D segment	1,918	2,429
Refining segment	1,607	2,756
Technology segment	136	136
Other, including intersegment eliminations	(938)	(1,321)

Total	$8,185	$11,135

Income from equity investments:
O&P–Americas segment	$7	$4
O&P–EAI segment	57	54
I&D segment	5	3

Total	$69	$61

EBITDA:
O&P–Americas segment	$1,031	$736
O&P–EAI segment	357	356
I&D segment	337	375
Refining segment	149	129
Technology segment	76	76
Other, including intersegment eliminations	2	(4)

Total	$1,952	$1,668

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

Segment results were higher in the first quarter of 2015, primarily due to improved olefins and polyethylene results and, to a lesser extent, higher polypropylene margins. Higher olefins results reflect increased sales volumes, partly offset by lower margins in the first quarter of 2015 compared to the first quarter of 2014. Margin improvements and higher sales volumes contributed to the increase in polyethylene results relative to the first quarter of 2014. Polypropylene margins improved on higher average sales prices and lower raw material costs.

Prices for heavy liquids, NGLs and olefins have declined significantly since the third quarter of 2014, in many cases to levels that have not been seen in recent years. These declines resulted in the recognition of non-cash, LCM inventory adjustments totaling $279 million during the last half of 2014. Further volatility in the benchmark prices for heavy liquids and natural gas and certain correlated products, particularly ethylene and crude C4 chemicals, during the first quarter of 2015 led to an additional LCM inventory valuation adjustment of $43 million in the first quarter of 2015.

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

Although the prices of these raw materials are generally related to crude oil and natural gas prices, during specific periods the relationships among these materials and to benchmarks may vary significantly. In the U.S., we have significant capability to change the mix of raw materials used in the production of ethylene and its co-products to take advantage of the relative costs of heavy liquids and NGLs.

Production economics for the industry favored NGLs in 2014 and have continued to do so in 2015. During the first quarters of 2015 and 2014, we produced approximately 89% and 87%, respectively, of our U.S. ethylene production from NGLs.

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

	Average Benchmark Price and Percent Change Versus Prior Year Period Average
	Three Months Ended March 31,
	2015	2014	Change
Crude oil, dollars per barrel:
WTI	48.57	98.61	(51)%
LLS	52.84	104.36	(49)%
Natural gas (Henry Hub), dollars per million BTUs	2.76	5.01	(45)%
United States, cents per pound:
Weighted average cost of ethylene production	10.2	20.0	(49)%
Ethylene	34.8	48.3	(28)%
Polyethylene (high density)	65.7	76.3	(14)%
Propylene - polymer grade	49.7	73.3	(32)%
Polypropylene	67.7	88.3	(23)%

The following table sets forth selected financial information for the O&P–Americas segment including Income from equity investments, which is a component of EBITDA.

	Three Months Ended March 31,
Millions of dollars	2015	2014
Sales and other operating revenues	$2,551	$3,357
Income from equity investments	7	4
EBITDA	1,031	736

Revenues—Revenues for our O&P–Americas segment decreased by $806 million, or 24%, in the first quarter of 2015 compared to the first quarter of 2014.

The 24% decrease in revenues in the first quarter of 2015 relative to the corresponding period in 2014 comprises a 29% decrease related to lower average sales prices, which was partially offset by a 5% increase driven by higher sales volumes relative to the first quarter of 2014. Average sales prices for ethylene were lower in the first quarter of 2015 primarily due to the significant decline in prices for crude oil and correlated products relative to first quarter 2014 prices. Polyethylene and polypropylene sales prices were lower in the first quarter of 2015, primarily due to decreases in the cost of their respective feedstocks, ethylene and propylene.

Sales volumes for ethylene and polyethylene were higher in the first quarter of 2015 compared to the first quarter of 2014. Ethylene sales volumes were higher in the first quarter of 2015 on stronger demand and increased production reflecting additional production related to less planned and unplanned downtime at our Channelview, Texas and La Porte, Texas facilities and from higher capacity following the completion of an expansion-related turnaround at La Porte during 2014. Polyethylene sales volumes improved in the first quarter of 2015, largely due to the completion of an expansion-related turnaround at our Matagorda, Texas facility in the first quarter of 2014. Sales volumes for polypropylene were relatively unchanged between the first quarters of 2015 and 2014.

EBITDA—EBITDA increased by $295 million, or 40%, in the first quarter of 2015 compared to the first quarter of 2014. This 40% improvement in EBITDA represents increases of 41% and 5% related to higher volumes and higher margins, respectively. These increases were partly offset by a 6% decline related to the $43 million lower of cost or market adjustment discussed above.

Higher polyolefin margins more than offset the impact of lower olefins margins in the first quarter of 2015. Polyethylene margins improved in the first quarter of 2015 as decreases in the cost of ethylene feedstock more than offset lower average sales prices relative to the first quarter of 2014. Higher polypropylene margins in the first quarter of 2015 benefitted from lower propylene feedstock costs, which typically trend with crude oil prices. This benefit was partly offset by the lower average polypropylene sales prices discussed above.

The lower olefin margins in the first quarter of 2015 relative to the first quarter of 2014 were driven by decreases in the average sales price of ethylene, reflecting lower global ethylene and derivative prices that resulted from falling naphtha feedstock prices, which generally trend with crude oil price. The reduction in ethylene prices more than offset a slightly lower cost of ethylene production as decreases in the feedstock costs for heavy liquids and NGLs in the first quarter of 2015 were largely offset by lower co-product credits.

Olefins and Polyolefins–Europe, Asia, International Segment

Overview—Our O&P–EAI segment results in the first quarter of 2015 were relatively unchanged compared to the first quarter of 2014 despite foreign currency translation impacts of a significantly weaker euro versus the U.S. dollar. Improved results, particularly for polyethylene and polypropylene, were augmented by moderately higher olefins results and a slight increase in income from our equity investments. PP compounding and polybutene-1 results for the first quarter of 2015 were relatively unchanged compared to the same prior year period. First quarter 2014 results benefited from a $52 million settlement related to certain existing and future environmental claims under a 2005 indemnification agreement.

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

	Average Benchmark Price and Percent Change Versus Prior Year Period Average
	Three Months Ended March 31,
	2015	2014	Change
Brent crude oil, dollars per barrel	55.13	107.87	(49)%
Western Europe benchmark prices, €0.01 per pound:
Weighted average cost of ethylene production	22.9	32.9	(30)%
Ethylene	39.3	54.7	(28)%
Polyethylene (high density)	45.2	56.1	(19)%
Propylene	37.1	51.3	(28)%
Polypropylene (homopolymer)	49.8	59.9	(17)%

Average exchange rate, $US per €	1.13	1.37	(18)%

The following table sets forth selected financial information for the O&P–EAI segment including Income from equity investments, which is a component of EBITDA.

	Three Months Ended March 31,
Millions of dollars	2015	2014
Sales and other operating revenues	$2,911	$3,778
Income from equity investments	57	54
EBITDA	357	356

Revenues—Revenues decreased $867 million, or 23%, in the first quarter of 2015 compared to the first quarter of 2014.

Lower average sales prices and the unfavorable translation impacts due to a significantly weaker euro versus the U.S. dollar decreased revenues by 21% and 13%, respectively, in the first quarter of 2015 compared to the first quarter of 2014. Average sales prices were lower across most products as sales prices generally correlate with crude oil prices, which have significantly declined compared to the first quarter of 2014.

Sales volumes, which were higher across most businesses, increased revenues by 11% in the first quarter of 2015 relative to the first quarter of 2014. European sales volumes for polyethylene and polypropylene benefited from strong market demand stimulated by lower prices and the favorable impact of the exchange rate decline on the EU polymer trade balances. First quarter 2015 polypropylene sales volumes were also higher in our international business as the first quarter of 2014 was negatively impacted by a turnaround at our Al Waha joint venture facility for whom we market and sell products. Higher automotive industry demand in Europe, Asia and North America led to higher sales volumes for PP compounding in the first quarter of 2015. These volume increases were partly offset by a slight decrease in first quarter 2015 olefins volumes compared to the corresponding 2014 period.

EBITDA—EBITDA in the first quarter of 2015 was relatively unchanged from the first quarter of 2014.

EBITDA in the first quarter of 2015 reflects increases of 14% and 13% related to improved margins and higher volumes, respectively, and a 1% increase related to slightly higher income from our joint ventures. These increases were substantially offset by a 15% decrease associated with the first quarter 2014 settlement of $52 million described above and a 13% decrease related to the impact of unfavorable changes in foreign currency translation.

Polyethylene and polypropylene margins in Europe improved in the first quarter of 2015 relative to the same period in 2014, reflecting tighter supply demand balances and lower ethylene and propylene feedstock costs which more than offset the declines in average sales prices. Olefins margins increased as a decline in the cost of ethylene production, largely due to lower feedstock costs, more than offset the lower ethylene average sales prices in the first quarter of 2015. Higher PP compounding margins in the first quarter of 2015 reflected lower propylene feedstock costs that outpaced lower average sales prices. Some of the first quarter 2015 tightening of regional supply/demand was due to industry outages which restricted production as demand was improving.

Intermediates and Derivatives Segment

Overview—Operating results for our I&D segment were lower in the first quarter of 2015 following the recognition of a $44 million non-cash LCM inventory adjustment. This adjustment is primarily the result of the decline in market prices for many I&D products, notably benzene and ethylene glycol, that fell to levels lower than the carrying value of our related inventories at March 31, 2015.

Absent this adjustment, operating results for the first quarter of 2015 were relatively unchanged from the first quarter of 2014 as improvement in the results for our styrene business was substantially offset by lower results for acetyls, EO and derivatives and oxyfuels.

The following table sets forth selected financial information for the I&D segment including Income from equity investments, which is a component of EBITDA. In addition, the table shows methyl tertiary butyl ether (“MTBE”) margins in Northwest Europe (“NWE”).

	Three Months Ended March 31,
Millions of dollars	2015	2014
Sales and other operating revenues	$1,918	$2,429
Income from equity investments	5	3
EBITDA	337	375

Market margins, cents per gallon
MTBE–NWE	64.0	63.4

Revenues—Revenues decreased by $511 million, or 21%, in the first quarter of 2015 compared to the first quarter of 2014.

The decrease in revenues in the first quarter of 2015 reflects lower average sales prices and the unfavorable impact of foreign currency translation resulting from a significantly weaker euro against the U.S. dollar, offset in part by higher sales volumes relative to the first quarter of 2014. Lower average sales prices and the unfavorable effect of foreign exchange translation were responsible for decreases in first quarter 2015 revenues of 29% and 6%, respectively. A 14% increase in revenues related to higher volumes during the period partially offset the aforementioned declines in revenue.

Average sales prices for styrene were lower in the first quarter of 2015, largely driven by a decline in the cost of its feedstock, benzene, relative to the first quarter of 2014. The decline in the cost of propylene feedstock was reflected in the lower average sales prices for PO & derivatives in the first quarter of 2015. Lower energy prices and additional supply led to a decline in the average sales prices for acetyls, particularly methanol, in the first quarter of 2015. Lower average sales prices for EO & derivatives reflect the decline in ethylene feedstock prices during the first quarter of 2015. C4 chemicals average sales prices fell in correlation with the decline in energy prices relative to the same prior year period. Average sales prices for oxyfuels were also lower in the first quarter of 2015 due to decreases in Brent crude oil and gasoline product prices compared to the same period of 2014.

The increase in first quarter 2015 sales volumes primarily reflects higher volumes for styrene, oxyfuels and PO & derivatives, offset in part by lower methanol volumes relative to the first quarter of 2014. Increased demand contributed to the higher styrene sales volumes in the first quarter of 2015 relative to the same quarter in 2014. Higher spot sales and increased sales to customers preparing for scheduled outages contributed to the increase in oxyfuels sales volumes in the first quarter of 2015. PO and derivative sales volumes were higher in the first quarter of 2015 due to strong demand coupled with planned industry outages. A planned outage at our Channelview, Texas facility during the first quarter of 2015 led to lower sales volumes for methanol for that period relative to the first quarter of 2014.

EBITDA—EBITDA decreased by $38 million, or 10%, in the first quarter of 2015 compared to the first quarter of 2014. This 10% decline was driven by the $44 million LCM inventory valuation adjustment discussed above, which represents a 12% decrease in EBITDA. A 1% increase in EBITDA related to higher volumes and an additional 1% increase related to slightly higher equity income from our joint ventures partially offset the effect of the LCM inventory valuation adjustment. A $32 million unfavorable impact of foreign exchange translation due to the significant decline in the euro versus the U.S. dollar in the first quarter of 2015 relative to the same prior year period was offset by improvement in Euro-based product margins.

Segment results in the first quarter of 2015 reflected strong earnings for styrene, offset by lower acetyls and EO and derivatives results. Strong styrene performance in the first quarter of 2015 compared to the first quarter of 2014 was attributed to margin improvements and the impact of higher volumes discussed above. Limited industry supply and lower benzene feedstock prices were the primary factors leading to the improvement in styrene margins in the first quarter of 2015 over the first quarter of 2014.

Acetyls results were lower in the first quarter of 2015, largely due to the combined impact of the decrease in volumes discussed above and a decline in margins driven by lower average sales prices for methanol relative to the first quarter of 2014. Ethylene oxide and derivative results decreased in the first quarter of 2015 mainly due to lower margins as the decline in average sales prices more than offset decreases in the cost of ethylene feedstock.

Oxyfuels results in the first quarter of 2015 were relatively unchanged from the first quarter of 2014 as the impact of higher margins substantially offset the effect of a shift in the level of sales between regions during the period. Oxyfuels margins improved as the benefit from lower butane and alcohol feedstock prices as well as an improved spread between gasoline prices and Brent crude oil more than offset the impact of lower Brent crude oil and related gasoline products prices.

Refining Segment

Overview—Results for the first quarter of 2015 improved over the first quarter of 2014. Although the Maya 2-1-1 spread declined in the first quarter of 2015 compared to the first quarter 2014, margins were higher on favorable by-product spreads, higher feedstock discounts and improved yield performance. Crude processing rates were slightly lower in the first quarter of 2015 relative to the corresponding period in 2014 as maintenance at our facility and at a third party off-gas processor limited crude runs in the first quarter of 2015 slightly more than the operating issues at our coker units in the first quarter of 2014. Unionized workers at our Houston Refinery began a strike on February 1, 2015 following the expiration of our collective bargaining agreement. Since that date, the facility has been operated at near normal operating rates by trained, salaried employees as well as hourly employees who voluntarily returned to work.

The following table sets forth selected financial information and heavy crude oil processing rates for the Refining segment and the U.S. refining market margins for the applicable periods. Light Louisiana Sweet, or “LLS” is a light, sweet crude oil, while “Maya” is a heavy, sour crude oil.

	Three Months Ended
	March 31,
Millions of dollars	2015	2014
Sales and other operating revenues	$1,607	$2,756
EBITDA	149	129

Heavy crude processing rates, thousands of barrels per day	241	247

Market margins, dollars per barrel
Light crude oil – 2-1-1	$15.02	$13.18
Light crude – Maya differential	8.72	15.08

Total Maya 2-1-1	$23.74	$28.26

Revenues—Revenues decreased by $1,149 million, or 42%, in the first quarter of 2015 compared to the first quarter of 2014.

The reduction in revenues was driven by lower average refined product sales prices, which decreased revenues by 45% in the first quarter of 2015. Lower average sales prices reflect the price of crude oil in the first quarter of 2015 which was significantly lower relative to the first quarter of 2014. Sales volumes in the first quarter of 2015 increased 3% over the first quarter of 2014 due to higher sales of gas oil to manage the turnaround of our hydrotreating unit.

EBITDA—EBITDA increased by $20 million, or 16%, in the first quarter of 2015 compared to the first quarter of 2014. Improved margins led to a 24% increase in EBITDA, which was partially offset by decreases in EBITDA of 4% related to the impact of lower crude processing rates and 4% associated with a $5 million LCM inventory valuation adjustment in the first quarter of 2015.

Refining margins in the first quarter of 2015 improved on higher discounts for crude oil purchases relative to Maya pricing, higher spreads on by-products driven by the significant decrease in crude oil prices and improved yields of higher valued products. These favorable margin improvements more than offset the $4.52 decline in the benchmark Maya 2-1-1 spread.

Crude processing rates were slightly lower in the first quarter of 2015 relative to the same period in 2014. Crude processing rates were affected by operating issues with our coking units in both first quarter periods. Rates were also negatively impacted in the first quarter of 2015 by operating issues limiting sulfur recovery and hydrotreating capacity and limitations on by-product gas processing as a result of a turnaround at a customer’s facility.

Technology Segment

Overview—The Technology segment recognizes revenues related to the sale of polyolefin catalysts, licensing of chemical, polyolefin and other process technologies and associated engineering and other services. These revenues are offset in part by the costs incurred in the production of catalysts, licensing and services activities and in research and development (“R&D”) activities. In the first quarter of 2015, our Technology segment incurred approximately 55% of all R&D costs compared to approximately 65% in the first quarter of 2014.

The following table sets forth selected financial information for the Technology segment:

	Three Months Ended
	March 31,
Millions of dollars	2015	2014
Sales and other operating revenues	$136	$136
EBITDA	76	76

Revenues—Revenues in the first quarter of 2015 were unchanged compared to the first quarter of 2014.

Higher catalyst sales volumes were offset by lower catalyst sales prices, a decline in licensing and services revenues and the unfavorable impact of foreign currency translation as the euro was significantly weaker against the U.S. dollar in the first quarter of 2015.

Improvements in catalyst sales volumes in the first quarter of 2015 due largely to increased sales into the Middle East contributed 22% to the revenue increase over the first quarter of 2014. This benefit was offset in part a 3% decrease in revenues driven by lower catalyst sales price in the first quarter of 2015.

A decline in licensing and services revenues in the first quarter of 2015 due to lower recognition of revenues on process licenses issued in prior periods was responsible for a 7% decrease from the level of first quarter 2014 revenues.

An unfavorable foreign currency translation impact due primarily to the weakening of the euro against the U.S. dollar resulted in a 12% decrease in first quarter 2015 revenues relative to the prior year period.

EBITDA—EBITDA remained unchanged in the first quarter of 2015 compared to the first quarter of 2014, reflecting higher catalyst results and slightly lower R&D expenses offset by the lower licensing and services revenues discussed above. Improved catalyst results in the first quarter of 2015 were primarily due to the higher sales volumes discussed above, offset in part by lower margins due mainly to unfavorable foreign currency translation.

FINANCIAL CONDITION

Operating, investing and financing activities of continuing operations, which are discussed below, are presented in the following table:

	Three Months Ended March 31,
Millions of dollars	2015	2014

Source (use) of cash:
Operating activities	$1,468	$801
Investing activities	(443)	(2,011)
Financing activities	(401)	(550)

Operating Activities—Cash of $1,468 million provided in the first quarter of 2015 primarily reflected earnings adjusted for non-cash items, offset in part by cash used by the main components of working capital – accounts receivable, inventories and accounts payable.

The $53 million of cash used by the main components of working capital in the first quarter of 2015 reflects a $246 million decrease in accounts payable and a $4 million increase in inventories which were offset in part by a $197 million decrease in accounts receivable.

The lower cost of crude oil at the end of the first quarter of 2015 led to the $246 million decrease in accounts payable. The decrease in accounts receivable reflected lower sales prices across all segments, partly offset by higher sales volumes in our O&P–EAI segment.

The $801 million of cash provided in the first quarter of 2014 primarily reflected earnings, adjusted for non-cash items, and cash used by the main components of working capital.

The $319 million of cash used by the main components of working capital in the first quarter of 2014 reflected increases of $305 million and $105 million in inventories and accounts receivable, respectively, offset by a $91 million increase in accounts payable.

Inventory levels increased across all business segments at the end of the first quarter 2014, compared to the end of 2013. Ultra low sulfur diesel and jet fuel inventory levels in our Refining segment, which were lower than normal at the end of 2013 due to operating issues in the fourth quarter of 2013, returned to more normal levels by the end of the first quarter of 2014. This increase was offset in part by reduced crude inventory at March 31, 2014. Increased naphtha purchases and the timing of shipments to Asia, respectively, led to higher O&P–EAI olefins and polyolefins inventories at the end of the quarter. The timing of shipments to North America and Japan resulted in increases in I&D segment inventories for MTBE and ETBE, respectively, during the first quarter of 2014. In the O&P–Americas segment, ethylene and propylene inventories were increased in preparation for a turnaround of our La Porte, Texas olefins facility which commenced late in the first quarter of 2014. These increases were offset in part by a reduction in polyethylene inventory related to the turnaround of our Matagorda, Texas facility.

The increase in accounts receivable at the end of the first quarter 2014, compared to year end 2013, reflected higher sales volumes in our O&P–EAI segment partially offset by price declines in our I&D and Refining segments. Accounts payable increased largely due to higher feedstock costs in our O&P–Americas and I&D segments.

Investing Activities—We used cash of $443 million and $2,011 million in investing activities in the first quarters of 2015 and 2014, respectively.

In the first quarter of 2014, we began to invest cash in investment-grade and other high quality instruments that provide adequate flexibility to redeploy funds as needed to meet our cash flow requirements while maximizing yield. In the first quarters of 2015 and 2014, we invested $434 million and $1,397 million, respectively, in securities, which are deemed available-for-sale and classified as Short-term investments. We also invested $199 million and $275 million in tri-party repurchase agreements classified as short-term loans receivable in the first quarters of 2015 and 2014, respectively. During the first quarter of 2015, we received proceeds of $437 million and $50 million, respectively, upon the sale and maturity of certain of our available-for-sale securities and repurchase agreements. See Note 7 to the Consolidated Financial Statements for additional information regarding these investments.

The following table summarizes capital expenditures for the periods presented:

	Three Months Ended March 31,
Millions of dollars	2015	2014
Capital expenditures by segment:
O&P–Americas	$149	$231
O&P–EAI	38	33
I&D	76	45
Refining	33	32
Technology	6	2
Other	4	- -

Consolidated capital expenditures of continuing operations	$306	$343

Our capital expenditures in the first quarters of 2015 and 2014 included debottlenecks of certain assets to enhance production, turnaround activities and expansion projects at several sites as well as other plant improvement projects. Capital expenditures in the first quarter of 2014 also included the purchase of railcars.

Financing Activities—In the first quarters of 2015 and 2014, our financing activities used cash of $401 million and $550 million, respectively.

In the first quarters of 2015 and 2014, we made payments of $1,359 million and $1,201 million, respectively, to acquire approximately 16 million and 15 million, respectively, of our outstanding ordinary shares. We made dividend payments totaling $334 million and $327 million during the first quarters of 2015 and 2014, respectively. For additional information related to these share repurchases and dividend payments, see Note 12 to the Consolidated Financial Statements.

We received net proceeds of $169 million in the first quarter of 2015 through the issuance and repurchase of commercial paper instruments under our commercial paper program that commenced in October 2014.

In March 2015, we issued $1,000 million of 4.625% Notes due 2055 and received net proceeds of $984 million. We issued $1,000 million of 4.875% Notes due 2044 in February 2014 and received net proceeds of $988 million. Additional information related to these notes can be found in the Liquidity and Capital Resources section below and in Note 6 to the Consolidated Financial Statements.

Liquidity and Capital Resources—As of March 31, 2015, we had $3,094 million of unrestricted cash and cash equivalents and marketable securities classified as Short-term investments. For additional information related to our purchases of marketable securities, which currently include certificates of deposit, commercial paper and bonds, see the Investing Activities section above and Note 7 to the Consolidated Financial Statements.

At March 31, 2015, we held $490 million of cash in jurisdictions outside of the U.S., principally in the United Kingdom. Less than 1% of our outstanding cash balance is held in a country that has established government imposed currency restrictions that could impede the ability of our subsidiary to transfer funds to us. There currently are no other material legal or economic restrictions that would impede our transfers of cash.

We also had total unused availability under our credit facilities of $2,864 million at March 31, 2015, which included the following:

—	$1,520 million under our $2,000 million revolving credit facility, which backs our $2,000 million commercial paper program. Availability under this facility is net of outstanding borrowings, outstanding letters of credit provided under the facility and notes issued under our $2,000 million commercial paper program. At March 31, 2015, we had $431 million of outstanding commercial paper, no outstanding letters of credit and no outstanding borrowings under the facility;

—	$884 million under our $1,000 million U.S. accounts receivable securitization facility. Availability under this facility is subject to a borrowing base of eligible receivables, which is reduced by outstanding borrowings and letters of credit, if any. This facility had no outstanding borrowings or letters of credit at March 31, 2015; and

—	€418 million and $11 million (totaling approximately $460 million) under our €450 million European accounts receivable securitization facility. Availability under this facility is subject to a borrowing base, net of outstanding borrowings. There were no outstanding borrowings under this facility at March 31, 2015.

See Note 6 to the Consolidated Financial Statements for additional information related to our credit facilities.

We also have $619 million of outstanding letters of credit and bank guarantees issued under uncommitted credit facilities at March 31, 2015. At March 31, 2015, we had total debt, including current maturities, of $8,267 million.

In March 2015, we issued $1,000 million of 4.625% Notes due 2055 at a discounted price of 98.353%. Proceeds from these notes are being used for general corporate purposes, including repurchases of our ordinary shares. We may temporarily invest funds not needed for these purposes in short-term investments, including marketable securities. Interest payments under these notes commence on August 26, 2015. These unsecured notes rank equally in right of payment to all of LyondellBasell N.V.’s existing and future unsubordinated indebtedness.

The notes may be redeemed before the date that is six months prior to the scheduled maturity date at a redemption price equal to the greater of 100% of the principal amount of the notes redeemed and the sum of the present values of the remaining scheduled payments of principal and interest (discounted at the applicable Treasury Yield plus 35 basis points) on the notes to be redeemed. The notes may also be redeemed on or after the date that is six months prior to the final maturity date of the notes at a redemption price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest.

In April 2014, our shareholders approved a share repurchase program under which we may repurchase up to 10%, or approximately 53 million, of our shares outstanding over the next eighteen months. Our share repurchase program does not have a stated dollar amount, and purchases may be made through open market purchases, private market transactions or other structured transactions. Repurchased shares could be retired or used for general corporate purposes, including for various employee benefit and compensation plans. As of March 31, 2015, we have purchased 49 million shares under this program for approximately $4,450 million. As of April 22, 2015, we had approximately 2 million shares remaining under the current authorization. The timing and amount of additional shares repurchased will be determined by our Management Board based on its evaluation of market conditions and other factors.

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

CURRENT BUSINESS OUTLOOK

Although the direction of the global hydrocarbon and economic environment remains uncertain, conditions observed in the first quarter of 2015 have remained intact during the early weeks of the second quarter.

In the U.S., NGL feedstock inventories are at or near record levels, production has remained strong and NGL prices are low, supported by natural gas prices which have remained below $3/MMBTU through the first quarter. These factors, coupled with favorable olefins and polyolefins supply and demand balances, have supported our O&P–Americas segment sales prices and product margins. We expect to see additional supply in these markets during the second quarter as several competitors bring back production that has been offline. The impact of this additional supply will depend on the strength of product demand, which is currently good. We anticipate some brief downtime at one of our Channelview olefins facilities during the second or third quarter.

Our O&P–EAI segment continues to benefit from strong EU polymer demand that in part reflects the trade effects of the weaker euro. Also, industry supply constraints that have tightened the markets for these businesses have continued into the second quarter. Our businesses will continue to be subject to volatility in energy and feedstock prices and currency effects that could drive results in either direction.

We expect our I&D segment to benefit in the second quarter from normal seasonal trends. The benefit of increased production from our Channelview, Texas methanol plant following the completion of maintenance on that facility in the first quarter of this year will be offset by the impact of planned maintenance at one of our Channelview, Texas PO/SM facilities.

Refining industry spreads have remained relatively steady in recent weeks, although down slightly from the first quarter 2015 level. Crude runs are expected to increase versus the first quarter of 2015, despite some minor maintenance scheduled for our cokers. These maintenance activities are not expected to materially impact operations.

CRITICAL ACCOUNTING POLICIES

Inventory—We account for our inventory using the last-in, first-out (“LIFO”) method of accounting.

The cost of raw materials, which represents a substantial portion of our operating expenses, and energy costs generally follow price trends for crude oil and/or natural gas. Crude oil and natural gas prices are subject to many factors, including changes in economic conditions. Fluctuation in the prices of crude oil, natural gas and their correlated products from period to period may result in the recognition of charges to adjust the value of inventory to the lower of cost or market in periods of falling prices and the reversal of those charges in subsequent interim periods as market prices recover. Accordingly, our cost of sales and results of operations may be affected by such fluctuations, as described below.

On May 1, 2010, upon emergence from bankruptcy, we recorded our inventory, which is primarily crude oil, natural gas, NGLs and correlated products derived therefrom, at fair value in accordance with the requirements of fresh-start accounting. The per barrel benchmark price of WTI crude oil at that date was $86.15.

During 2014, we recorded LCM inventory valuation adjustments totaling $760 million driven primarily by the decline in the price of crude oil and related declines in the prices of heavy liquids and other correlated products. A $45 million charge was taken in the third quarter of 2014 which marked the beginning of the downward price trend. An additional $715 million LCM inventory valuation adjustment was recognized in the fourth quarter of 2014 to reflect decreases in the price indices for crude oil and other correlated products of approximately 50% from the third quarter of 2014. Since our inventory consists of manufactured products derived from crude oil, natural gas, natural gas liquids and correlated materials as well as the associated feedstocks and intermediate chemicals, our inventory market values are generally influenced by changes in benchmark crude oil and heavy liquid values as well as prices for manufactured finished goods. The degree of influence of a particular benchmark may vary from period to period, as the composition of the dollar value LIFO pools change. Because of natural inventory composition changes, variation in pricing from period to period does not necessarily result in a linear LCM impact. Furthermore, an LCM condition may arise due to a decline in a particular material that had previously provided a positive offset within a pool. As a result, market valuations and LCM conditions are dependent upon the composition and mix of materials on hand at the balance sheet date. In the measurement of an LCM adjustment, the numeric input value for determining the crude oil market price includes pricing that is weighted by volume of inventories held at a point in time, including WTI, Brent and Maya crude oils. At December 31, 2014, representative prices for crude oil and heavy liquids were $47.59 per barrel and $45.20 per barrel, respectively. These price inputs were calculated using a weighted average of the materials held in inventory on that date.

An additional LCM adjustment of $92 million in the first quarter of 2015 was the result of further volatility in the aforementioned benchmark prices and the effect on correlated products. Market price declines in ethylene, benzene and ethylene glycol were the primary contributors to the LCM adjustment in the first quarter of 2015. Representative prices used in the calculation of this LCM adjustment were 35 cents per pound for ethylene, $2.42 per gallon for benzene and 29 cents per pound for ethylene glycol.

Currently all but one of our LIFO inventory pools are “at-risk” for further adjustment as each impacted LIFO pool has been reduced to, or close to, the calculated market value at the last balance sheet measurement date. “At-risk” inventory accounts for $3.4 billion of our total inventory carrying value as of March 31, 2015. The extent to which further adjustment may occur is dependent on the pool specific product prices and composition within each individual dollar value LIFO pool at the balance sheet date. Further sustained price declines in our finished goods and raw materials could result in future LCM inventory valuation charges during the remainder of 2015. However, if pricing trends reverse, some, or all of these 2015 charges could be reversed in future quarterly interim periods during 2015.

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

We based the forward-looking statements on our current expectations, estimates and projections about ourselves and the industries in which we operate in general. We caution you that these statements are not guarantees of future performance as they involve assumptions that, while made in good faith, may prove to be incorrect, and involve risks and uncertainties we cannot predict. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecast in the forward-looking statements. Any differences could result from a variety of factors, including the following:

•	the cost of raw materials represents a substantial portion of our operating expenses, and energy costs generally follow price trends of crude oil and/or natural gas; price volatility can significantly affect our results of operations and we may be unable to pass raw material and energy cost increases on to our customers due to the significant competition that we face, the commodity nature of our products and the time required to implement pricing changes;

•	our U.S. operations have benefited from low-cost natural gas and natural gas liquids; decreased availability of these materials (for example, from their export or regulations impacting hydraulic fracturing in the U.S.) could reduce the current benefits we receive;

•	if crude oil prices fell materially, or decrease relative to U.S. natural gas prices, we would see less benefit from low-cost natural gas and natural gas liquids and it could have a negative effect on our results of operations;

•	industry production capacities and operating rates may lead to periods of oversupply and low profitability; for example, there has been substantial capacity expansion announced in the U.S. olefins industry;

•	we may face operating interruptions (including leaks, explosions, fires, weather-related incidents, mechanical failure, unscheduled downtime, supplier disruptions, labor shortages, strikes, work stoppages or other labor difficulties, transportation interruptions, spills and releases and other environmental incidents) at any of our facilities, which would negatively impact our operating results; for example, because the Houston refinery is our only refining operation, we would not have the ability to increase production elsewhere to mitigate the impact of any outage at that facility;

•	environmental and other regulations may negatively impact our business by, among other things, restricting our operations, increasing costs of operations or requiring significant capital expenditures;

•	we may not be able to protect our market position or otherwise pass on cost increases to our customers due to the significant competition we face as a result of the commodity nature of many of our products;

•	changes in general economic, business, political and regulatory conditions in the countries or regions in which we operate could increase our costs, restrict our operations and reduce our operating results;

•	our ability to implement business strategies and execute our organic growth plans may be negatively affected or restricted by, among other things, our ability to complete projects on time and on budget and other events that may affect our ability to develop projects and strategies;

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market and regulatory risks is described in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2014. Our exposure to such risks has not changed materially in the three months ended March 31, 2015.

Item 4. CONTROLS AND PROCEDURES

As of March 31, 2015 with the participation of our management, our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) carried out an evaluation, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the Act), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of March 31, 2015.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Information regarding our litigation and other legal proceedings can be found in Note 11, Commitments and Contingencies, to the Consolidated Financial Statements, which is incorporated into this Item 1 by reference.

Additional information about certain environmental proceedings can be found in Part I, Item 3 of our 2014 Annual Report on Form 10-K.

Item 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in Item 1A of our 2014 Annual Report on Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

			Total Number of
			Shares Purchased	Maximum Number
	Total Number		as Part of Publicly	of Shares That May Yet
	of Shares	Average Price	Announced Plans	Be Purchased Under the
Period	Purchased	Paid per Share	or Programs (1)	Plans or Programs (1)
January 1 – January 31	6,883,570	$77.76	6,883,570	13,008,531
February 1 – February 28	5,814,344	$88.23	5,814,344	7,194,187
March 1 – March 31	2,998,600	$85.85	2,998,600	4,195,587

Total	15,696,514	$83.18	15,696,514	4,195,587

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

LYONDELLBASELL INDUSTRIES N.V.

Date: April 24, 2015	/s/ William B. Allen, Jr.
William B. Allen, Jr.
Vice President of Finance
and Principal Accounting Officer