Form 10-Q
period 2015-06-30
LyondellBasell Industries N.V.
filed 2015-07-28
CIK 1489393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [x] No [  ]

The registrant had 465,874,707 ordinary shares, €0.04 par value, outstanding at July 23, 2015 (excluding 112,560,176 treasury shares).

LYONDELLBASELL INDUSTRIES N.V.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions of dollars, except earnings per share	2015	2014	2015	2014
Sales and other operating revenues:
Trade	$8,931	$11,924	$16,932	$22,842
Related parties	214	193	398	410

	9,145	12,117	17,330	23,252
Operating costs and expenses:
Cost of sales	7,047	10,255	13,426	19,832
Selling, general and administrative expenses	228	215	433	401
Research and development expenses	25	34	51	66

	7,300	10,504	13,910	20,299
Operating income	1,845	1,613	3,420	2,953
Interest expense	(79)	(96)	(148)	(188)
Interest income	7	7	18	13
Other income, net	4	6	25	17

Income from continuing operations before equity investments and income taxes	1,777	1,530	3,315	2,795
Income from equity investments	90	68	159	129

Income from continuing operations before income taxes	1,867	1,598	3,474	2,924
Provision for income taxes	541	425	981	808

Income from continuing operations	1,326	1,173	2,493	2,116
Income from discontinued operations, net of tax	3	3	- -	4

Net income	1,329	1,176	2,493	2,120
Net loss attributable to non-controlling interests	1	2	3	3

Net income attributable to the Company shareholders	$1,330	$1,178	$2,496	$2,123

Earnings per share:
Net income attributable to the Company shareholders —
Basic:
Continuing operations	$2.81	$2.24	$5.24	$3.96
Discontinued operations	0.01	0.01	- -	0.01

	$2.82	$2.25	$5.24	$3.97

Diluted:
Continuing operations	$2.81	$2.22	$5.22	$3.93
Discontinued operations	0.01	0.01	- -	0.01

	$2.82	$2.23	$5.22	$3.94

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2015	2014	2015	2014
Net income	$1,329	$1,176	$2,493	$2,120
Other comprehensive income, net of tax –
Financial derivatives:
Gain (loss) on forward-starting interest rate swaps	95	- -	80	(17)
Gain (loss) on cross-currency swaps	(70)	- -	197	- -
Reclassification adjustment included in net income	67	- -	(153)	- -
Income tax expense (benefit)	(1)	- -	64	(4)

Financial derivatives, net of tax	93	- -	60	(13)

Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	- -	1	- -	1

Unrealized gains on available-for-sale securities, net of tax	- -	1	- -	1

Defined pension and other postretirement benefit plans:
Reclassification adjustment for amortization of prior service cost included in net income	1	1	1	2
Net actuarial loss arising during the period	- -	- -	- -	(16)
Reclassification adjustment for net actuarial loss included in net income	7	2	13	5

Defined pension and other postretirement benefit plans, before tax	8	3	14	(9)
Income tax expense (benefit)	2	1	4	(8)

Defined pension and other postretirement benefit plans, net of tax	6	2	10	(1)

Foreign currency translations adjustment:
Unrealized gain (loss) arising during the period	160	(58)	(351)	(40)

Foreign currency translations, net of tax	160	(58)	(351)	(40)

Total other comprehensive income (loss)	259	(55)	(281)	(53)

Comprehensive income	1,588	1,121	2,212	2,067
Comprehensive loss attributable to non-controlling interests	1	2	3	3

Comprehensive income attributable to the Company shareholders	$1,589	$1,123	$2,215	$2,070

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
Millions of dollars	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$1,325	$1,031
Restricted cash	3	2
Short-term investments	1,989	1,593
Accounts receivable:
Trade, net	3,179	3,226
Related parties	194	222
Inventories	4,179	4,517
Prepaid expenses and other current assets	1,121	1,054

Total current assets	11,990	11,645
Property, plant and equipment at cost	12,236	12,050
Less: Accumulated depreciation	(3,600)	(3,292)

Property, plant and equipment, net	8,636	8,758
Investments and long-term receivables:
Investment in PO joint ventures	357	384
Equity investments	1,612	1,636
Other investments and long-term receivables	126	44
Goodwill	543	566
Intangible assets, net	671	769
Other assets	670	481

Total assets	$24,605	$24,283

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
Millions of dollars, except shares and par value data	2015	2014
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$3	$4
Short-term debt	582	346
Accounts payable:
Trade	2,031	2,239
Related parties	724	825
Accrued liabilities	1,455	1,554
Deferred income taxes	434	469

Total current liabilities	5,229	5,437
Long-term debt	7,728	6,757
Other liabilities	2,063	2,122
Deferred income taxes	1,635	1,623
Commitments and contingencies
Stockholders’ equity:
Ordinary shares, €0.04 par value, 1,275 million shares authorized, 468,081,718 and 486,969,402 shares outstanding, respectively	31	31
Additional paid-in capital	10,232	10,387
Retained earnings	8,569	6,775
Accumulated other comprehensive loss	(1,307)	(1,026)
Treasury stock, at cost, 110,353,165 and 91,463,729 ordinary shares, respectively	(9,598)	(7,853)

Total Company share of stockholders’ equity	7,927	8,314
Non-controlling interests	23	30

Total equity	7,950	8,344

Total liabilities and equity	$24,605	$24,283

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
Millions of dollars	2015	2014
Cash flows from operating activities:
Net income	$2,493	$2,120
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	534	510
Amortization of debt-related costs	8	12
Inventory valuation adjustments	83	- -
Equity investments –
Equity income	(159)	(129)
Distributions of earnings, net of tax	101	52
Deferred income taxes	54	51
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(35)	(246)
Inventories	141	(53)
Accounts payable	(212)	142
Prepaid expenses and other current assets	(52)	167
Other, net	(42)	(28)

Net cash provided by operating activities	2,914	2,598

Cash flows from investing activities:
Expenditures for property, plant and equipment	(584)	(758)
Payments for repurchase agreements	(397)	(275)
Proceeds from repurchase agreements	250	75
Purchases of available-for-sale securities	(1,468)	(1,573)
Proceeds from sales and maturities of available-for-sale securities	997	272
Change in restricted cash	(1)	8
Other, net	33	(6)

Net cash used in investing activities	(1,170)	(2,257)

Cash flows from financing activities:
Repurchases of Company ordinary shares	(2,137)	(3,067)
Dividends paid	(702)	(697)
Issuance of long-term debt	984	992
Net proceeds from commercial paper	238	- -
Payments of debt issuance costs	(12)	(18)
Other, net	207	23

Net cash used in financing activities	(1,422)	(2,767)

Effect of exchange rate changes on cash	(28)	6

Increase (decrease) in cash and cash equivalents	294	(2,420)
Cash and cash equivalents at beginning of period	1,031	4,450

Cash and cash equivalents at end of period	$1,325	$2,030

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Ordinary Shares		Additional Paid-in	Retained	Accumulated Other Comprehensive	Company Share of Stockholders’	Non- Controlling
Millions of dollars	Issued	Treasury	Capital	Earnings	Loss	Equity	Interests
Balance, December 31, 2014	$31	$(7,853)	$10,387	$6,775	$(1,026)	$8,314	$30
Net income (loss)	- -	- -	- -	2,496	- -	2,496	(3)
Other comprehensive loss	- -	- -	- -	- -	(281)	(281)	- -
Share-based compensation	- -	357	(187)	- -	- -	170	- -
Dividends ($1.48 per share)	- -	- -	- -	(702)	- -	(702)	- -
Repurchases of Company ordinary shares	- -	(2,102)	- -	- -	- -	(2,102)	- -
Settlement from partner on exit from partnership	- -	- -	32	- -	- -	32	(4)

Balance, June 30, 2015	$31	$(9,598)	$10,232	$8,569	$(1,307)	$7,927	$23

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

Accounting Guidance Issued But Not Adopted as of June 30, 2015

Revenue Recognition—In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the current revenue recognition requirements in Accounting Standard Codification (“ASC”) 606, Revenue Recognition. Under this guidance, entities should recognize revenues to depict the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. This ASU also requires enhanced disclosures. The amendments in this ASU were to be effective for annual and interim periods beginning after December 15, 2016. Retrospective and modified retrospective application is allowed. In July 2015, the FASB approved the proposal to defer the original effective date for one year until December 15, 2017. We are currently assessing the impact of this amendment on our Consolidated Financial Statements.

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

Fair Value Measurement—In May 2015, the FASB issued ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). The amendments in this ASU eliminate the requirement for investments measured using the net asset value per share practical expedient to be categorized in the fair value hierarchy. Additionally, reporting entities will no longer be required to make certain disclosures for investments that are eligible to be measured at fair value using the net asset value per share practical expedient. The amendments in this update, which should be applied retrospectively, are effective for annual and interim periods beginning after December 15, 2015. Early adoption is permitted. The application of this amendment is not expected to have a material impact on our Consolidated Financial Statements.

Inventories—In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. Under this new guidance, entities that measure inventory using any method other than last-in, first-out or the retail inventory method will be required to measure inventory at the lower of cost and net realizable value. The amendments in this ASU, which should be applied prospectively, are effective for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. We are currently assessing the impact of this amendment on our Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	Discontinued Operations

The amounts included in Income from discontinued operations of the Berre refinery are summarized as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
Millions of dollars	2015		2014		2015		2014

Sales and other operating revenues	$	- -	$	- -		$1	$1

Income (loss) from discontinued operations before income taxes		$3		$7		$(2)	$7
Provision (benefit) for income taxes		- -		4		(2)	3

Income from discontinued operations, net of tax		$3		$3	$	- -	$4

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

The following table summarizes the changes in the accrual for the social plan for employees affected by the closure of the Berre refinery:

	Six Months Ended June 30,
Millions of dollars	2015	2014
Beginning balance	$26	$42
Cash payments	(5)	(7)
Effect of exchange rate changes	(2)	- -

Ending balance	$19	$35

There are no significant assets or liabilities related to the Berre refinery other than those discussed above.

4.	Accounts Receivable

Our allowance for doubtful accounts receivable, which is reflected in the Consolidated Balance Sheets as a reduction of accounts receivable, totaled $24 million and $29 million at June 30, 2015 and December 31, 2014, respectively.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	Inventories

Inventories consisted of the following components:

Millions of dollars	June 30, 2015	December 31, 2014
Finished goods	$2,744	$2,919
Work-in-process	167	304
Raw materials and supplies	1,268	1,294

Total inventories	$4,179	$4,517

For information related to lower of cost or market inventory valuation adjustments recognized during the second quarter and first six months of 2015, see Note 14.

6.	Debt

Long-term loans, notes and other long-term debt consisted of the following:

Millions of dollars	June 30, 2015	December 31, 2014
Senior Notes due 2019, $2,000 million, 5.0%	$1,980	$1,993
Senior Notes due 2021, $1,000 million, 6.0%	1,000	1,000
Senior Notes due 2024, $1,000 million, 5.75%	1,000	1,000
Senior Notes due 2055, $1,000 million, 4.625% ($16 million of discount)	984	- -
Guaranteed Notes due 2044, $1,000 million, 4.875% ($11 million of discount)	989	988
Guaranteed Notes due 2023, $750 million, 4.0% ($8 million of discount)	742	741
Guaranteed Notes due 2043, $750 million, 5.25% ($22 million of discount)	728	728
Guaranteed Notes due 2027, $300 million, 8.1%	300	300
Other	8	11

Total	7,731	6,761
Less current maturities	(3)	(4)

Long-term debt	$7,728	$6,757

At June 30, 2015, our 5% Senior Notes due 2019 include gains of $22 million and $13 million related to adjustments for our fixed-for-floating interest rate swaps, which are recognized in Interest expense in the Consolidated Statements of Income for the three and six months ended June 30, 2015, respectively.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Short-term loans, notes, and other short-term debt consisted of the following:

Millions of dollars	June 30, 2015		December 31, 2014
$2,000 million Senior Revolving Credit Facility	$	- -	$	- -
$1,000 million U.S. Receivables Securitization Facility		- -		- -
€450 million European Receivables Securitization Facility		- -		- -
Commercial paper		500		262
Financial payables to equity investees		4		6
Precious metal financings		77		77
Other		1		1

Total short-term debt		$582		$346

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

Short-Term Debt

Senior Revolving Credit Facility—In June 2015, we entered into an agreement to extend the maturity of our senior revolving credit facility to June 2020. This facility, which may be used for dollar and euro denominated borrowings, has a $700 million sublimit for dollar and euro denominated letters of credit and supports our commercial paper program. The aggregate balance of outstanding borrowings and letters of credit under this facility may not exceed $2,000 million at any given time. Borrowings under the facility bear interest at a Base Rate or LIBOR, plus an applicable margin. Additional fees are incurred for the average daily unused commitments.

The facility contains customary covenants and warranties, including specified restrictions on indebtedness and liens. In addition, we are required to maintain a leverage ratio at the end of every quarter of 3.50 to 1.00 or less for the period covering the most recent four quarters. We are in compliance with these covenants as of June 30, 2015.

At June 30, 2015, availability under this facility, which backs our $2,000 million commercial paper program discussed below, was $1,458 million. Availability under this facility is reduced by outstanding borrowings,

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

outstanding letters of credit provided under the facility and notes issued under our $2,000 million commercial paper program. A small portion of our availability under this facility is impacted by changes in the euro/U.S. dollar exchange rate. At June 30, 2015, we had $500 million of outstanding commercial paper, no outstanding letters of credit and no outstanding borrowings under this facility.

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

U.S. Receivables Securitization Facility—Our U.S. accounts receivable securitization facility provides for up to $1,000 million of liquidity through the sale or contribution of trade receivables by certain of our U.S. subsidiaries to a wholly owned, bankruptcy-remote subsidiary on an ongoing basis and without recourse. The bankruptcy-remote subsidiary may then, at its option and subject to a borrowing base of eligible receivables, sell undivided interests in the pool of trade receivables to financial institutions participating in the facility. In the event of liquidation, the bankruptcy-remote subsidiary’s assets will be used to satisfy the claims of its creditors prior to any assets or value in the bankruptcy-remote subsidiary becoming available to us. We are responsible for servicing the receivables. This facility also provides for the issuance of letters of credit up to $200 million. At June 30, 2015, there were no borrowings or letters of credit outstanding under the facility. Availability under this facility was $938 million at that date.

Other—At June 30, 2015 and December 31, 2014, our weighted average interest rates on outstanding short-term debt were 0.4%.

Debt Discount and Issuance Costs

Amortization of debt discounts and debt issuance costs resulted in amortization expense of $8 million and $12 million in the six months ended June 30, 2015 and 2014, respectively, which is included in Interest expense in the Consolidated Statements of Income.

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

Marketable Securities—We invest cash in investment-grade securities for periods generally not exceeding two years. Investments in securities with original maturities of three months or less are classified as Cash and cash equivalents. At June 30, 2015 and December 31, 2014, we had marketable securities classified as Cash and cash equivalents of $815 million and $431 million, respectively.

We also have investments in marketable securities classified as available-for-sale. These securities, which are

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Repurchase Agreements—We invest in tri-party repurchase agreements. Under these agreements, we make cash purchases of securities according to a pre-agreed profile from our counterparties. The counterparties have an obligation to repurchase, and we have an obligation to sell, the same or substantially the same securities at a pre-defined date for a price equal to the purchase price plus interest. These securities, which pursuant to our policy are held by a third-party custodian and must generally have a minimum collateral value of 102%, secure the counterparty’s obligation to repurchase the securities. Depending upon maturity, these tri-party repurchase agreements are treated as short-term loans receivables reflected in Prepaid expenses and other current assets or as long-term loans receivables reflected in Other investments and long-term receivables on our Consolidated Balance Sheets. The balance of our investment at June 30, 2015 and December 31, 2014 was $497 million and $350 million, respectively.

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

Foreign Currency Rates—We have significant worldwide operations. The functional currencies of our consolidated subsidiaries through which we operate are primarily the U.S. dollar and the euro. We enter into transactions denominated in currencies other than our designated functional currencies. As a result, we are exposed to foreign currency risk on receivables and payables. We maintain risk management control policies intended to monitor foreign currency risk attributable to our outstanding foreign currency balances. These control policies involve the centralization of foreign currency exposure management, the offsetting of exposures and the estimating of expected impacts of changes in foreign currency rates on our earnings. We enter into foreign currency forward contracts to reduce the effects of our net currency exchange exposures. At June 30, 2015, foreign currency forward contracts in the notional amount of $443 million, maturing in July 2015 through December 2015, were outstanding.

For forward contracts that economically hedge recognized monetary assets and liabilities in foreign currencies, no hedge accounting is applied. Changes in the fair value of foreign currency forward contracts, which are reported in the Consolidated Statements of Income, are offset in part by the currency translation results recognized on the assets and liabilities.

Foreign Currency Gain (Loss)—Other income, net, in the Consolidated Statements of Income reflected a loss of $4 million and a gain of $4 million for the three and six months ended June 30, 2015 and gains of $2 million and less than $1 million for the three and six months ended June 30, 2014, respectively.

Cross-Currency Swaps—We have cross-currency swap contracts that reduce our exposure to the foreign currency exchange risk associated with certain intercompany loans. Under the terms of these contracts, which have been designated as cash flow hedges, we will make interest payments in euros and receive interest in U.S. dollars. Upon the maturities of these contracts, we will pay the principal amount of the loans in euros and receive U.S. dollars from our counterparties.

We use the long-haul method to assess hedge effectiveness using a regression analysis approach under the hypothetical derivative method. We perform the regression analysis over an observation period of three years,

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

utilizing data that is relevant to the hedge duration. We use the dollar offset method under the hypothetical derivative method to measure ineffectiveness.

The effective portion of the unrealized gains and losses on these cross-currency swap contracts is reported in Accumulated other comprehensive loss and reclassified to earnings over the period that the hedged intercompany loans affect earnings based on changes in spot rates. The ineffective portion of the unrealized gains and losses is recorded directly to Other income, net in the Consolidated Statements of Income. In addition, the swaps are marked-to-market each reporting period with the euro notional values measured based on the current foreign exchange spot rate.

There was no ineffectiveness recorded during the three and six months ended June 30, 2015.

The following table summarizes our cross-currency swaps outstanding:

			June 30, 2015		December 31, 2014
Millions of dollars, except expiration date and rates	Expiration Date	Average Interest Rate	Notional Value	Fair Value	Notional Value	Fair Value
Pay Euro	2021	4.55%	$1,000	$117	$1,000	$19
Receive U.S. dollars		6.00%

Pay Euro	2024	4.37%	1,000	115	1,000	16
Receive U.S. dollars		5.75%

Pay Euro	2027	3.69%	300	3	- -	- -
Receive U.S. dollars		5.49%

Forward-Starting Interest Rate Swaps—In March 2015, we entered into forward-starting interest rate swaps to mitigate the risk of adverse changes in the benchmark interest rates on the anticipated refinancing of our senior notes due 2019. These interest rate swaps will be terminated upon debt issuance. The total notional amount of these forward-starting interest rate swaps was $1,000 million at June 30, 2015. During the three and six months ended June 30, 2015, we recorded a gain of $1 million related to the ineffectiveness of this hedging relationship.

In January 2015, we entered into forward-starting interest rate swaps with a total notional value of $750 million to mitigate the risk of adverse changes in the benchmark interest rates on the Company’s planned issuance of fixed-rate debt in 2015. These forward-starting interest rate swaps were terminated upon issuance of the $1,000 million senior notes due 2055 in March 2015. The ineffectiveness recorded for this hedging relationship was immaterial during the six months ended June 30, 2015.

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

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2015 and 2014, we recognized a gain of $15 million and a loss of $17 million, respectively, in AOCI related to the settlement of these swap agreements. The related deferred gains and losses recognized in AOCI are amortized to interest expense over the original term of the related swaps using the effective interest method.

As of June 30, 2015, $1 million (on a pretax basis) is scheduled to be reclassified as an increase to interest expense over the next twelve months.

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

Changes in the fair value of the derivatives and changes in the value of the hedged items based on changes in the benchmark interest rate are recorded as Interest expense in our Consolidated Statements of Income. We evaluate the effectiveness of the hedging relationship periodically and calculate the changes in the fair value of the derivatives and the underlying hedged items separately. In the three and six months ended June 30, 2015, we recognized net gains of $11 million and $22 million, respectively, related to the ineffectiveness of our hedging relationships.

At June 30, 2015, we had outstanding interest rate swap agreements with notional amounts of $2,000 million, maturing in April 15, 2019.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Available-for-Sale Securities—The following table summarizes the amortized cost, gross unrealized gains and losses, and fair value of available-for-sale securities measured on a recurring basis that are outstanding as of June 30, 2015 and December 31, 2014. Refer to Note 8 for additional information regarding the fair value of available-for-sale securities.

	June 30, 2015
Millions of dollars	Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
Commercial paper	$1,541	$1	$	- -	$1,542
Bonds	247	- -		- -	247
Certificates of deposit	200	- -		- -	200

Total available-for-sale securities	$1,988	$1	$	- -	$1,989

	December 31, 2014
Millions of dollars	Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
Commercial paper	$1,029	$1	$	- -	$1,030
Bonds	414	- -		(1)	413
Certificates of deposit	150	- -		- -	150

Total available-for-sale securities	$1,593	$1		$(1)	$1,593

No losses related to other-than-temporary impairments of our available-for-sale investments have been recorded in Accumulated other comprehensive loss during the six months ended June 30, 2015 and the year ended December 31, 2014.

As of June 30, 2015, the commercial paper securities held by the Company had maturities between less than one and twelve months, bonds had maturities between three and twenty-seven months and certificates of deposit mature between eleven and twenty months.

The proceeds from maturities and sales of our available-for-sale securities during the three and six months ended June 30, 2015 and 2014 are summarized in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2015	2014	2015	2014
Proceeds from maturities of securities	$10	$272	$182	$272
Proceeds from sales of securities	550	- -	815	- -

We recognized realized gains of less than $1 million in connection with the sale of securities during both the three and six months ended June 30, 2015.

The specific identification method was used to identify the cost of the securities sold and the amounts reclassified out of Accumulated other comprehensive income into earnings.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the fair value and unrealized losses related to available-for-sale securities that were in a continuous unrealized loss position for less than and greater than twelve months as of June 30, 2015 and December 31, 2014.

	June 30, 2015
	Less than 12 months		Greater than 12 months
	Fair	Unrealized	Fair	Unrealized
Millions of dollars	Value	Loss	Value	Loss
Commercial paper	$411	$ - -	$ - -	$	- -
Bonds	144	- -	12		- -
Certificates of deposit	150	- -	- -		- -

Total	$705	$ - -	$12	$	- -

	December 31, 2014
	Less than 12 months		Greater than 12 months
	Fair	Unrealized	Fair	Unrealized
Millions of dollars	Value	Loss	Value	Loss
Commercial paper	$45	$ - -	$ - -	$	- -
Bonds	294	(1)	- -		- -
Certificates of deposit	150	- -	- -		- -

Total	$489	$(1)	$ - -	$	- -

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Instruments—The following table summarizes financial instruments outstanding as of June 30, 2015 and December 31, 2014 that are measured at fair value on a recurring basis. Refer to Note 8 for additional information regarding the fair value of financial instruments.

		June 30, 2015		December 31, 2014
	Balance Sheet	Notional	Fair	Notional	Fair
Millions of dollars	Classification	Amount	Value	Amount	Value
Assets–
Derivatives designated as cash flow hedges:
Cross-currency swaps	Other assets	$2,300	$227	$2,000	$30
Cross-currency swaps	Prepaid expenses and other current assets	- -	8	- -	5
Forward-starting interest rate swaps	Other assets	1,000	66	- -	- -

Derivatives designated as fair value hedges:
Fixed-for-floating interest rate swaps	Other assets	2,000	20	2,000	10
Fixed-for-floating interest rate swaps	Prepaid expenses and other current assets	- -	6	- -	6

Derivatives not designated as hedges:
Commodities	Prepaid expenses and other current assets	70	21	- -	2
Embedded derivatives	Prepaid expenses and other current assets	77	10	77	3
Foreign currency	Prepaid expenses and other current assets	80	1	107	- -

Non-derivatives:
Available-for-sale securities	Short-term investments	1,984	1,989	1,587	1,593

		$7,511	$2,348	$5,771	$1,649

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

		June 30, 2015		December 31, 2014
	Balance Sheet	Notional	Fair	Notional	Fair
Millions of dollars	Classification	Amount	Value	Amount	Value
Liabilities–
Derivatives not designated as hedges:
Commodities	Accrued liabilities	$2	$2	$28	$1
Foreign currency	Accrued liabilities	363	4	680	13

Non-derivatives:
Performance share awards	Accrued liabilities	21	21	22	22
Performance share awards	Other liabilities	13	13	14	14

		$399	$40	$744	$50

The following table summarizes the pretax effect of derivative instruments charged directly to income.

	Effect of Financial Instruments
	Three Months Ended June 30, 2015
		Gain (Loss)	Additional
	Gain (Loss)	Reclassified	Gain (Loss)
	Recognized	from AOCI	Recognized	Income Statement
Millions of dollars	in AOCI	to Income	in Income	Classification
Derivatives designated as cash-flow hedges:
Cross-currency swaps	$(70)	$67	$ - -	Other income, net
Forward-starting interest rate swaps	95	- -	1	Interest expense

Derivatives designated as fair value hedges:
Fixed-for-floating interest rate swaps	- -	- -	(3)	Interest expense

Derivatives not designated as hedges:
Commodities	- -	- -	12	Sales and other operating revenues
Commodities	- -	- -	8	Cost of sales
Embedded derivatives	- -	- -	4	Cost of sales
Foreign currency	- -	- -	19	Other income, net

	$25	$67	$41

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended June 30, 2014
		Gain (Loss)	Additional
	Gain (Loss)	Reclassified	Gain (Loss)
	Recognized	from AOCI	Recognized	Income Statement
Millions of dollars	in AOCI	to Income	in Income	Classification
Derivatives not designated as hedges:
Commodities	$ - -	$ - -	$7	Cost of sales
Embedded derivatives	- -	- -	(3)	Cost of sales
Foreign currency	- -	- -	3	Other income, net

	$ - -	$ - -	$7

	Effect of Financial Instruments
	Six Months Ended June 30, 2015
		Gain (Loss)	Additional
	Gain (Loss)	Reclassified	Gain (Loss)
	Recognized	from AOCI	Recognized	Income Statement
Millions of dollars	in AOCI	to Income	in Income	Classification
Derivatives designated as cash-flow hedges:
Cross-currency swaps	$197	$(153)	$ - -	Other income, net
Forward-starting interest rate swaps	80	- -	1	Interest expense

Derivatives designated as fair value hedges:
Fixed-for-floating interest rate swaps	- -	- -	25	Interest expense

Derivatives not designated as hedges:
Commodities	- -	- -	9	Sales and other operating revenues
Commodities	- -	- -	9	Cost of sales
Embedded derivatives	- -	- -	7	Cost of sales
Foreign currency	- -	- -	(59)	Other income, net

	$277	$(153)	$(8)

	Six Months Ended June 30, 2014
		Gain (Loss)	Additional
	Gain (Loss)	Reclassified	Gain (Loss)
	Recognized	from AOCI	Recognized	Income Statement
Millions of dollars	in AOCI	to Income	in Income	Classification
Derivatives designated as cash-flow hedges:
Forward-starting interest rate swaps	$(17)	$ - -	$(1)	Interest expense
Derivatives not designated as hedges:
Commodities	- -	- -	7	Cost of sales
Embedded derivatives	- -	- -	(5)	Cost of sales
Foreign currency	- -	- -	5	Other income, net

	$(17)	$ - -	$6

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three and six months ended June 30, 2015, the pretax effect of additional gain recognized in income for the fixed-for-floating interest rate swaps includes the net value for accrued interest of $7 million and $15 million, respectively.

8.	Fair Value Measurement

The following table presents the financial instruments outstanding as of June 30, 2015 and December 31, 2014 that are measured at fair value on a recurring basis.

	June 30, 2015
	Fair
Millions of dollars	Value	Level 1		Level 2		Level 3
Assets–
Derivatives:
Cross-currency swaps	$235	$	- -		$235	$	- -
Forward-starting interest rate swaps	66		- -		66		- -
Fixed-for-floating interest rate swaps	26		- -		26		- -
Commodities	21		2		19		- -
Embedded derivatives	10		- -		10		- -
Foreign currency	1		- -		1		- -
Non-derivatives:
Available-for-sale securities	1,989		- -		1,989		- -

	$2,348		$2		$2,346	$	- -

Liabilities–
Derivatives:
Commodities	$2		$2	$	- -	$	- -
Foreign currency	4		- -		4		- -
Non-derivatives:
Performance share awards	34		34		- -		- -

	$40		$36		$4	$	- -

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

There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2015 and the year ended December 31, 2014.

The following table presents the carrying value and estimated fair value of our financial instruments that are not measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014. Short-term and long-term loans receivable and short-term and long-term debt are recorded at amortized cost in the Consolidated Balance Sheets. The carrying and fair values of short-term and long-term debt exclude capital leases.

	June 30, 2015
	Carrying	Fair
Millions of dollars	Value	Value	Level 1		Level 2	Level 3
Non-derivatives:
Assets:
Short-term loans receivable	$396	$396	$	- -	$396	$	- -
Long-term loans receivable	101	101		- -	101		- -

Total	$497	$497	$	- -	$497	$	- -

Liabilities:
Short-term debt	$77	$67	$	- -	$67	$	- -
Long-term debt	7,727	8,247		- -	8,243		4

Total	$7,804	$8,314	$	- -	$8,310		$4

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2014
	Carrying	Fair
Millions of dollars	Value	Value	Level 1		Level 2	Level 3
Non-derivatives:
Assets:
Short-term loans receivable	$350	$350	$	- -	$350	$	- -

Liabilities:
Short-term debt	$77	$74	$	- -	$74	$	- -
Long-term debt	6,756	7,529		- -	7,523		6

Total	$6,833	$7,603	$	- -	$7,597		$6

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

The fair value of our commodity swaps classified as Level 2 is determined using a combination of observable and unobservable inputs. The observable inputs consist of future market values of various crude and heavy fuel oils, which are readily available through public data sources. The unobservable input, which is the estimated discount or premium used in the market pricing, is calculated using an internally-developed, multi-linear regression model based on the observable prices of the known components and their relationships to historical prices. A significant change in this unobservable input would not have a material impact on the fair value measurement of our level 2 commodity swaps.

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

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Short-Term and Long-Term Loans Receivable—Valuations are based on discounted cash flows, which consider prevailing market rates for the respective instrument maturity in addition to corroborative support from the minimum underlying collateral requirements.

Short-Term Debt—Fair values of short-term borrowings related to precious metal financing arrangements are determined based on the price of the associated precious metal.

Long-Term Debt—Fair value is calculated using pricing data obtained from well-established and recognized vendors of market data for debt valuations.

9.	Pension and Other Postretirement Benefits

Net periodic pension benefits included the following cost components for the periods presented:

	U.S. Plans
	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2015	2014	2015	2014
Service cost	$11	$11	$22	$22
Interest cost	22	22	43	44
Expected return on plan assets	(37)	(39)	(73)	(78)
Actuarial and investment loss amortization	3	- -	6	- -

Net periodic benefit credits	$(1)	$(6)	$(2)	$(12)

	Non-U.S. Plans
	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2015	2014	2015	2014
Service cost	$8	$7	$17	$15
Interest cost	11	12	20	23
Expected return on plan assets	(7)	(7)	(13)	(13)
Settlements gain	- -	- -	- -	(1)
Prior service cost amortization	1	1	1	2
Actuarial and investment loss amortization	2	1	4	2

Net periodic benefit costs	$15	$14	$29	$28

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net periodic other postretirement benefits included the following cost components for the periods presented:

	U.S. Plans
	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2015	2014	2015	2014
Service cost	$1	$1	$2	$2
Interest cost	3	3	7	7
Actuarial loss amortization	1	- -	1	2

Net periodic benefit costs	$5	$4	$10	$11

	Non-U.S. Plans
	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2015	2014	2015	2014
Interest cost	$ - -	$ - -	$1	$1
Actuarial loss amortization	1	1	2	1

Net periodic benefit costs	$1	$1	$3	$2

10.	Income Taxes

Our effective income tax rate for the second quarter of 2015 was 29.0% compared with 26.6% for the second quarter of 2014. For the first six months of 2015, the effective income tax rate was 28.2% compared with 27.6% for the first six months of 2014. Our effective tax rate fluctuates based on, among other factors, changes in pretax income in countries with varying statutory tax rates, the U.S. domestic production activity deduction, changes in valuation allowances and changes in unrecognized tax benefits associated with uncertain tax positions.

Compared with the second quarter of 2014, the higher effective tax rate for the second quarter of 2015 was primarily due to increases in foreign exchange gains, a reduced impact of internal financings due to increased earnings, and decreases in nontaxable income, partially offset by changes in the mix of earnings in countries with varying statutory tax rates. Compared with the first six months of 2014, the effective tax rate for the first six months of 2015 was higher primarily due to changes in return to accrual adjustments and decreases in non-taxable income, partially offset by increases in internal financing and changes in the mix of earnings in countries with varying statutory tax rates.

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

Environmental Remediation—Our accrued liability for future environmental remediation costs at current and former plant sites and other remediation sites totaled $100 million and $106 million as of June 30, 2015 and December 31, 2014, respectively. At June 30, 2015, the accrued liabilities for individual sites range from less than $1 million to $19 million. The remediation expenditures are expected to occur over a number of years, and not to be concentrated in any single year. In our opinion, it is reasonably possible that losses in excess of the liabilities recorded may have been incurred. However, we cannot estimate any amount or range of such possible additional losses. New information about sites, new technology or future developments such as involvement in investigations by regulatory agencies, could require us to reassess our potential exposure related to environmental matters.

The following table summarizes the activity in our accrued environmental liability included in “Accrued liabilities” and “Other liabilities:”

	Six Months Ended June 30,
Millions of dollars	2015	2014
Beginning balance	$106	$120
Changes in estimates	3	- -
Amounts paid	(3)	(3)
Foreign exchange effects	(6)	(1)
Other	- -	(2)

Ending balance	$100	$114

Access Indemnity Demand—In December 2010, one of our subsidiaries received demand letters from affiliates of Access Industries (collectively, “Access Entities”), a more than five percent shareholder of the Company, demanding indemnity for losses, including attorney’s fees and expenses, arising out of a pending lawsuit styled Edward S. Weisfelner, as Litigation Trustee of the LB Litigation Trust v. Leonard Blavatnik, et al., Adversary Proceeding No. 09-1375 (REG), in the United States Bankruptcy Court, Southern District of New York. In the Weisfelner lawsuit, the plaintiffs seek to recover from Access the return of all amounts earned by the Access Entities related to their purchase of shares of Lyondell Chemical prior to its acquisition by Basell AF S.C.A.; distributions by Basell AF S.C.A. to its shareholders before it acquired Lyondell Chemical; and management and transaction fees and expenses. The trial that was scheduled for October 2011 has been postponed.

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

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Indemnification—We are parties to various indemnification arrangements, including arrangements entered into in connection with acquisitions, divestitures and the formation and dissolution of joint ventures. Pursuant to these arrangements, we provide indemnification to and/or receive indemnification from other parties in connection with liabilities that may arise in connection with the transactions and in connection with activities prior to completion of the transactions. These indemnification arrangements typically include provisions pertaining to third party claims relating to environmental and tax matters and various types of litigation. As of June 30, 2015, we had not accrued any significant amounts for our indemnification obligations, and we are not aware of other circumstances that would likely lead to significant future indemnification obligations. We cannot determine with certainty the potential amount of future payments under the indemnification arrangements until events arise that would trigger a liability under the arrangements.

As part of our technology licensing contracts, we give indemnifications to our licensees for liabilities arising from possible patent infringement claims with respect to certain proprietary licensed technologies. Such indemnifications have a stated maximum amount and generally cover a period of five to ten years.

12.	Stockholders’ Equity

Dividend distributions—The following table summarizes the dividends paid in the periods presented:

Millions of dollars, except per share amounts	Dividend Per Ordinary Share	Aggregate Dividends Paid	Date of Record
March	$0.70	$334	March 2, 2015
June	0.78	368	June 1, 2015

	$1.48	$702

Share Repurchase Programs—During the second quarter of 2015 and 2014, we completed the repurchase of shares under share repurchase programs authorized by our shareholders in April 2014 (“April 2014 Share Repurchase Program”) and May 2013 (“May 2013 Share Repurchase Program”), respectively. We were authorized to purchase up to 10% of our outstanding shares under each of these programs. In May 2015, our shareholders approved a proposal to authorize us to repurchase up to an additional 10% of our outstanding ordinary shares through November 2016 (“May 2015 Share Repurchase Program”). These repurchases, which are determined at the discretion of our Management Board, may be executed from time to time through open market or privately negotiated transactions. The repurchased shares are recorded as Treasury stock and may be retired or used for general corporate purposes, including for various employee benefit and compensation plans.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes our share repurchase activity:

	Six Months Ended June 30, 2015
Millions of dollars, except shares and per share amounts	Shares Repurchased	Average Purchase Price	Total Purchase Price, Including Commissions
April 2014 Share Repurchase Program	19,892,101	$86.40	$1,719
May 2015 Share Repurchase Program	3,728,610	102.87	383

	23,620,711	$89.00	$2,102

	Six Months Ended June 30, 2014
Millions of dollars, except shares and per share amounts	Shares Repurchased	Average Purchase Price	Total Purchase Price, Including Commissions
May 2013 Share Repurchase Program	30,225,236	$90.31	$2,730
April 2014 Share Repurchase Program	4,003,964	99.25	397

	34,229,200	$91.36	$3,127

Due to the timing of settlements, total cash paid for share repurchases for the six months ended June 30, 2015 and 2014 was $2,137 million and $3,067 million, respectively.

Ordinary Shares—The changes in the outstanding amounts of ordinary shares are as follows:

	Six Months Ended June 30,
	2015	2014
Ordinary shares outstanding:
Beginning balance	486,969,402	548,824,138
Share-based compensation	4,715,684	818,836
Warrants exercised	1,602	100
Employee stock purchase plan	15,741	12,673
Purchase of ordinary shares	(23,620,711)	(34,229,200)

Ending balance	468,081,718	515,426,547

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Treasury Shares—The changes in the amounts of treasury shares held by the Company are as follows:

	Six Months Ended June 30,
	2015	2014
Ordinary shares held as treasury shares:
Beginning balance	91,463,729	29,607,877
Share-based compensation	(4,715,684)	(818,836)
Warrants exercised	150	- -
Employee stock purchase plan	(15,741)	(12,673)
Purchase of ordinary shares	23,620,711	34,229,200

Ending balance	110,353,165	63,005,568

Accumulated Other Comprehensive Income (Loss)—The components of, and after-tax changes in, Accumulated other comprehensive income (loss) as of and for the six months ended June 30, 2015 and 2014 are presented in the following table:

Millions of dollars	Financial Derivatives		Net Unrealized Holding Gains on Investments Net of Tax		Defined Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustments	Total
Balance – January 1, 2015		$(80)	$	- -	$(449)	$(497)	$(1,026)
Other comprehensive income (loss) before reclassifications		213		- -	- -	(351)	(138)
Amounts reclassified from accumulated other comprehensive loss		(153)		- -	10	- -	(143)

Net other comprehensive income (loss)		60		- -	10	(351)	(281)

Balance – June 30, 2015		$(20)	$	- -	$(439)	$(848)	$(1,307)

Balance – January 1, 2014	$	- -	$	- -	$(140)	$236	$96
Other comprehensive income (loss) before reclassifications		(13)		1	(7)	(40)	(59)
Amounts reclassified from accumulated other comprehensive income		- -		- -	6	- -	6

Net other comprehensive income (loss)		(13)		1	(1)	(40)	(53)

Balance – June 30, 2014		$(13)		$1	$(141)	$196	$43

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amounts reclassified out of each component of Accumulated other comprehensive income (loss) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Affected line item on the Consolidated
Millions of dollars	2015	2014	2015	2014	Statements of Income
Reclassification adjustments for:
Defined pension and other postretirement benefit plan items:
Amortization of:
Prior service cost	$1	$1	$1	$2
Actuarial loss	7	2	13	5
Financial derivatives:
Cross-currency swaps	67	- -	(153)	- -	Other income, net

Reclassifications, before tax	75	3	(139)	7
Income tax expense	2	- -	4	1	Provision for income taxes

Amounts reclassified out of Accumulated other comprehensive income (loss)	$73	$3	$(143)	$6

Amortization of prior service cost and actuarial loss are included in the computation of net periodic pension and other postretirement benefit costs (see Note 9).

Non-Controlling Interests—In June 2015, we received $24 million from a holder of a minority interest in one of our consolidated partnerships to exit the partnership. Accordingly, our interest in this partnership increased resulting in an impact to equity of a $4 million reduction of Non-controlling interests and a $32 million increase in Additional paid-in capital.

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

Earnings per share data and dividends declared per share of common stock are as follows:

	Three Months Ended June 30,
	2015		2014
	Continuing	Discontinued	Continuing	Discontinued
Millions of dollars	Operations	Operations	Operations	Operations
Net income	$1,326	$3	$1,173	$3
Less: net loss attributable to non-controlling interests	1	- -	2	- -

Net income attributable to the Company shareholders	1,327	3	1,175	3
Net income attributable to participating securities	(2)	- -	(4)	- -

Net income attributable to ordinary shareholders – basic and diluted	$1,325	$3	$1,171	$3

Millions of shares, except per share amounts
Basic weighted average common stock outstanding	472	472	523	523
Effect of dilutive securities:
Stock options	- -	- -	4	4

Potential dilutive shares	472	472	527	527

Earnings per share:
Basic	$2.81	$0.01	$2.24	$0.01

Diluted	$2.81	$0.01	$2.22	$0.01

Participating securities	0.5	0.5	1.5	1.5

Dividends declared per share of common stock	$0.78	$ - -	$0.70	$ - -

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Six Months Ended June 30,
	2015			2014
	Continuing	Discontinued		Continuing	Discontinued
Millions of dollars	Operations	Operations		Operations	Operations
Net income	$2,493	$	- -	$2,116	$4
Less: net loss attributable to non-controlling interests	3		- -	3	- -

Net income attributable to the Company shareholders	2,496		- -	2,119	4
Net income attributable to participating securities	(6)		- -	(6)	- -

Net income attributable to ordinary shareholders – basic and diluted	$2,490	$	- -	$2,113	$4

Millions of shares, except per share amounts
Basic weighted average common stock outstanding	475		475	533	533
Effect of dilutive securities:
Stock options	2		2	4	4

Potential dilutive shares	477		477	537	537

Earnings per share:
Basic	$5.24	$	- -	$3.96	$0.01

Diluted	$5.22	$	- -	$3.93	$0.01

Participating securities	0.5		0.5	1.5	1.5

Dividends declared per share of common stock	$1.48	$	- -	$1.30	$ - -

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.	Segment and Related Information

Our operations are managed through five operating segments, as shown below. We disclose the results of each of our operating segments in accordance with ASC 280, Segment Reporting. Each of our operating segments is managed by a senior executive reporting directly to our Chief Executive Officer, the chief operating decision maker. Discrete financial information is available for each of the segments, and our Chief Executive Officer uses the operating results of each of the operating segments for performance evaluation and resource allocation. The activities of each of our segments from which they earn revenues and incur expenses are described below:

●	Olefins and Polyolefins–Americas (“O&P–Americas”). Our O&P–Americas segment produces and markets olefins, including ethylene and ethylene co-products, and polyolefins.

●	Olefins and Polyolefins–Europe, Asia, International (“O&P–EAI”). Our O&P–EAI segment produces and markets olefins, including ethylene and ethylene co-products, polyolefins and specialty products, including polybutene-1 and polypropylene compounds.

●	Intermediates and Derivatives (“I&D”). Our I&D segment produces and markets propylene oxide and its co-products and derivatives, acetyls, including methanol, ethylene oxide and its derivatives, ethanol and oxygenated fuels, or oxyfuels.

●	Refining. Our Refining segment refines heavy, high-sulfur crude oils and other crude oils of varied types and sources available on the U.S. Gulf Coast.

●	Technology. Our Technology segment develops and licenses chemical and polyolefin process technologies and manufactures and sells polyolefin catalysts.

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

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized financial information concerning reportable segments is shown in the following table for the periods presented:

	Three Months Ended June 30, 2015
Millions of dollars	O&P– Americas	O&P– EAI	I&D	Refining	Technology	Other		Total
Sales and other operating revenues:
Customers	$1,977	$3,011	$2,116	$1,955	$86	$	- -	$9,145
Intersegment	702	50	43	147	21		(963)	- -

	2,679	3,061	2,159	2,102	107		(963)	9,145

EBITDA	1,014	492	466	159	57		(2)	2,186

	Three Months Ended June 30, 2014
Millions of dollars	O&P– Americas	O&P– EAI	I&D	Refining	Technology	Other		Total
Sales and other operating revenues:
Customers	$2,270	$4,015	$2,675	$3,044	$113	$	- -	$12,117
Intersegment	1,192	54	31	206	31		(1,514)	- -

	3,462	4,069	2,706	3,250	144		(1,514)	12,117

EBITDA	978	319	430	137	71		6	1,941

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Six Months Ended June 30, 2015
Millions of dollars	O&P – Americas	O&P – EAI	I&D	Refining	Technology	Other		Total
Sales and other operating revenues:
Customers	$3,830	$5,874	$3,992	$3,439	$195	$	- -	$17,330
Intersegment	1,400	98	85	270	48		(1,901)	- -

	5,230	5,972	4,077	3,709	243		(1,901)	17,330

EBITDA	2,045	849	803	308	133		- -	4,138

	Six Months Ended June 30, 2014
Millions of dollars	O&P – Americas	O&P – EAI	I&D	Refining	Technology	Other		Total
Sales and other operating revenues:
Customers	$4,648	$7,722	$5,080	$5,581	$221	$	- -	$23,252
Intersegment	2,171	125	55	425	59		(2,835)	- -

	6,819	7,847	5,135	6,006	280		(2,835)	23,252

EBITDA	1,714	675	805	266	147		2	3,609

Operating results for our O&P–Americas segment include a non-cash benefit of $21 million in the second quarter of 2015, which is a partial reversal of the $43 million non-cash, lower of cost or market (“LCM”) inventory valuation adjustment recognized in the first quarter of 2015. This LCM reversal was predicated on price recoveries of certain products within the O&P–Americas segment’s inventory pools. Similarly, the recovery of prices within our Refining segment’s inventory pool in the second quarter of 2015 resulted in the reversal of the $5 million LCM adjustment recognized in the first quarter of 2015. Operating results for our I&D segment reflect non-cash charges of $17 million and $61 million in the second quarter and first six months of 2015, respectively, related to lower of cost or market inventory valuation adjustments driven by declines in the prices of various chemical products within its inventory pools.

The O&P–EAI segment operating results for the first six months of 2014 include a $52 million benefit from a settlement under a 2005 indemnification agreement for certain existing and future environmental liabilities.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of EBITDA to Income from continuing operations before income taxes is shown in the following table for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2015	2014	2015	2014
EBITDA:
Total segment EBITDA	$2,188	$1,935	$4,138	$3,607
Other EBITDA	(2)	6	- -	2
Less:
Depreciation and amortization expense	(247)	(254)	(534)	(510)
Interest expense	(79)	(96)	(148)	(188)
Add:
Interest income	7	7	18	13

Income from continuing operations before income taxes	$1,867	$1,598	$3,474	$2,924

The increase in depreciation and amortization expense for the six months ended June 30, 2015 reflected in the table above includes $35 million of amortization expense related to expired emission allowance credits, $33 million of which was recognized by our Refining segment.

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

OVERVIEW

Our performance is driven by, among other things, global economic conditions generally and their impact on demand for our products, raw material and energy prices, as well as industry-specific issues, such as production capacity. Our businesses are subject to the cyclicality and volatility generally seen in the chemicals and refining industries.

In the second quarter and first six months of 2015, we delivered strong results across all of our business segments. Our ability to operate reliably positioned us to take advantage of the favorable second quarter environment stemming from planned and unplanned industry downtime.

Significant items that affected our results during the second quarter and first six months of 2015 relative to the second quarter and first six months of 2014 include:

●

Higher U.S. polyolefin results and higher U.S. olefins volumes on stronger demand and increased operating rates following the 2014 completion of expansions of our La Porte, Texas ethylene and Matagorda, Texas polyethylene facilities, offset in part by lower olefins margins in the second quarter and first six months of 2015;

●	Improved European olefins and polyolefins results on higher margins in both 2015 periods and increased volumes in the first six months of 2015;

●

Strong styrene (“SM”) margins driven by tight supply and lower feedstock costs benefited the Intermediates and Derivatives (“I&D”) segment results in the second quarter and first six months of 2015; and

●	Higher refining margins at our Houston refinery on improved by-product spreads and lower feedstock costs in both 2015 periods.

Other noteworthy items since the beginning of the year include the following:

●	In the second quarter of 2015, we increased our interim dividend by 11%, from $0.70 to $0.78;

●

We repurchased approximately 8 million and 24 million of our outstanding ordinary shares during the second quarter and first six months of 2015, respectively, completing our April 2014 authorization and commencing purchases under our May 2015 authorization;

●	We issued $1 billion of 4.625% unsecured notes due 2055 in March 2015; and

●

We continued construction of a 250 million pounds per year ethylene expansion at our Channelview, Texas facility to start up in the third quarter of 2015 and an 800 million pounds per year ethylene expansion at our Corpus Christi, Texas facility to be completed in early 2016.

Results of operations for the periods discussed are presented in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2015	2014	2015	2014
Sales and other operating revenues	$9,145	$12,117	$17,330	$23,252
Cost of sales	7,047	10,255	13,426	19,832
Selling, general and administrative expenses	228	215	433	401
Research and development expenses	25	34	51	66

Operating income	1,845	1,613	3,420	2,953
Interest expense	(79)	(96)	(148)	(188)
Interest income	7	7	18	13
Other income, net	4	6	25	17
Income from equity investments	90	68	159	129
Provision for income taxes	541	425	981	808

Income from continuing operations	1,326	1,173	2,493	2,116
Income from discontinued operations, net of tax	3	3	- -	4

Net income	$1,329	$1,176	$2,493	$2,120

RESULTS OF OPERATIONS

Revenues—Revenues decreased by $2,972 million, or 25%, in the second quarter of 2015 compared to the second quarter of 2014 and by $5,922 million, or 25%, in the first six months of 2015 compared to the first six months of 2014.

Lower average sales prices were responsible for 19% and 22% of the revenue declines in the second quarter and first six months of 2015, respectively, relative to prior year periods. The decline in prices for crude oil and other feedstocks in the second quarter and first six months of 2015 was the primary contributing factor for these lower average sales prices. Unfavorable translation impacts resulting from a significant decline in the euro/U.S. dollar exchange rate further reduced revenues by 7% and 6%, respectively, in the second quarter and first six months of 2015.

The decreases noted above were partially offset by higher sales volumes in the second quarter and first six months of 2015, which were responsible for revenue increases of 1% and 3%, respectively, compared to the second quarter and first six months of 2014. Higher U.S. olefins and polyethylene sales volumes in the second quarter and first six months of 2015 reflect stronger demand and capacity additions associated with the completion of an expansion-related turnaround at our La Porte, Texas ethylene facility and at our Matagorda, Texas polyethylene facility. Planned industry outages during early 2015 led to higher propylene oxide (“PO”) and derivative sales volumes in the first six months of 2015, while increased demand resulted in higher oxyfuels sales volumes in the second quarter and first six months of 2015. Methanol sales volumes also increased relative to the second quarter and first six months of 2014 as a result of higher production with the absence of an outage at our La Porte, Texas methanol facility in 2014. These higher volumes were partially offset in the second quarter of 2015 by lower sales volumes for polypropylene (“PP”) and styrene due to turnaround activities at one of our joint ventures in Saudi Arabia and one of our PO/SM plants, respectively.

Cost of Sales—Cost of sales decreased by $3,208 million and $6,406 million in the second quarter and first six months of 2015, respectively, compared to the second quarter and first six months of 2014. In the first six months of

2015, cost of sales includes pre-tax charges totaling $118 million, including non-cash lower of cost or market (“LCM”) inventory valuation adjustments in our Olefins and Polyolefins–Americas (“O&P–Americas”) and I&D segments totaling $83 million and amortization of $35 million associated with the expiration of emission allowance credits in our Refining and I&D segments. Cost of sales in the first six months of 2014 included a $52 million benefit in our Olefins and Polyolefins–Europe, Asia, International (“O&P–EAI”) segment associated with a settlement for certain existing and future environmental claims under a 2005 indemnification agreement.

The decrease in cost of sales in the second quarter and first six months of 2015 was primarily due to lower feedstock costs. In the second quarter and first six months of 2015, the raw material costs for heavy liquids and natural gas liquids (“NGLs”) used in our O&P–Americas segment; naphtha and advantaged feeds used in our O&P–EAI segment; butane, benzene, ethanol and methanol used in our I&D segment; and crude oil used in our Refining segment were significantly lower relative to the second quarter and first six months of 2014.

Operating Income—Operating income increased by $232 million and $467 million in the second quarter and first six months of 2015, respectively, compared to the second quarter and first six months of 2014.

Operating income in the first six months of 2015 includes the negative impacts of the $83 million LCM inventory valuation adjustment and $35 million emission credit allowances amortization discussed above. Operating income for the first six months of 2014 included the $52 million benefit related to the environmental claims settlement also discussed above. The net impact of these items partially offset the improvement in results discussed below.

The increase in second quarter 2015 operating income was primarily attributable to higher olefins and polyolefins margins in our O&P–EAI segment and to a lesser extent, by higher styrene and refining margins in our I&D and Refining segments, respectively.

The increase in operating income in the first six months of 2015 was mainly driven by the operations of our O&P–Americas and O&P–EAI segments and to a lesser extent by the operations of our I&D and Refining segments. The primary drivers of the improvement in operating income were higher volumes in our U.S. olefins business, higher margins and volumes in U.S. polyolefins and higher margins that benefited from lower feedstock costs and improved supply/demand fundamentals in our European olefins and polyolefins businesses. Higher styrene margins and sales volumes in our I&D segment and higher refining margins also contributed to the increase in operating income in the first six months of 2015 compared to first six months of 2014. Operating results for each of our business segments are discussed further in the “Segment Analysis” section below.

Interest Expense—Interest expense was $17 million and $40 million lower in the second quarter and first six months of 2015, respectively, compared to the second quarter and first six months of 2014, primarily due to favorable adjustments of $29 million and $60 million, respectively, related to our fixed-for-floating interest rate swaps and cross-currency swaps. See Notes 6, 7 and 8 for additional information related to these swaps. The resulting decrease was offset in part by higher interest charges related to the issuance of our 4.875% guaranteed notes due 2044 in February 2014 and our 4.625% senior notes due 2055 in March 2015.

Income from Equity Investments—Income from equity investments increased by $22 million and $30 million in the second quarter and first six months of 2015, respectively, relative to the second quarter and first six months of 2014.

Higher results in the second quarter and first six months of 2015 were primarily driven by improvements at our joint ventures in Poland and South Korea. A significant increase in spreads due to a weaker euro, tight supply stemming from industry outages and higher operating rates in the second quarter and first six months of 2015 contributed to the better results at our Polish joint venture relative to the corresponding periods in 2014. Improved results at our South Korean joint venture reflect stronger spreads and the favorable impacts of foreign exchange in the second quarter and first six months of 2015 relative to the same periods in 2014.

These benefits were partly offset by lower results in the second quarter and first six months for our Middle Eastern joint ventures, largely due to lower margins as a result of lower crude oil prices, and unplanned outages in the second quarter and first six months of 2015 at one of the joint ventures leading to lower volumes compared to the second quarter and first six months of 2014.

Income Tax—Our effective income tax rate for the second quarter of 2015 was 29.0% compared with 26.6% for the second quarter of 2014. For the first six months of 2015, the effective income tax rate was 28.2% compared with 27.6% for the first six months of 2014. Our effective tax rate fluctuates based on, among other factors, changes in pretax income in countries with varying statutory tax rates, the U.S. domestic production activity deduction, changes in valuation allowances and changes in unrecognized tax benefits associated with uncertain tax positions.

Compared with the second quarter of 2014, the higher effective tax rate for the second quarter of 2015 was primarily due to increases in foreign exchange gains, a reduced impact of internal financings due to increased earnings, and decreases in nontaxable income, partially offset by changes in the mix of earnings in countries with varying statutory tax rates. Compared with the first six months of 2014, the effective tax rate for the first six months of 2015 was higher primarily due to changes in return to accrual adjustments and decreases in non-taxable income, partially offset by increases in internal financing and changes in the mix of earnings in countries with varying statutory tax rates.

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

Comprehensive Income—Comprehensive income increased by $466 million and $145 million in the second quarter and first six months of 2015, respectively, compared to the second quarter and first six months of 2014.

The increase in Comprehensive income in the second quarter of 2015 reflects the favorable impact of unrealized net changes in foreign currency translation adjustments, higher net income and the benefit of favorable financial derivative adjustments. In the first six months of 2015, Comprehensive income increased on higher net income and the benefit of favorable financial derivative adjustments, partly offset by the unfavorable impact of unrealized net changes in foreign currency translation adjustments.

The predominant functional currency for our operations outside of the U.S. is the euro. Relative to the U.S. dollar, the value of the euro increased during the second quarter of 2015 and decreased during the second quarter of 2014 and first six months of 2015 and 2014, resulting in gains and losses as reflected in the Consolidated Statements of Comprehensive Income.

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

Our continuing operations are divided into five reportable segments: O&P–Americas; O&P–EAI; I&D; Refining; and Technology.

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2015	2014	2015	2014
Sales and other operating revenues:
O&P–Americas segment	$2,679	$3,462	$5,230	$6,819
O&P–EAI segment	3,061	4,069	5,972	7,847
I&D segment	2,159	2,706	4,077	5,135
Refining segment	2,102	3,250	3,709	6,006
Technology segment	107	144	243	280
Other, including intersegment eliminations	(963)	(1,514)	(1,901)	(2,835)

Total	$9,145	$12,117	$17,330	$23,252

Income (loss) from equity investments:
O&P–Americas segment	$8	$6	$15	$10
O&P–EAI segment	79	63	136	117
I&D segment	3	(1)	8	2

Total	$90	$68	$159	$129

EBITDA:
O&P–Americas segment	$1,014	$978	$2,045	$1,714
O&P–EAI segment	492	319	849	675
I&D segment	466	430	803	805
Refining segment	159	137	308	266
Technology segment	57	71	133	147
Other, including intersegment eliminations	(2)	6	- -	2

Total	$2,186	$1,941	$4,138	$3,609

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

In the second quarter 2015, higher polyolefin results partially offset the impact of lower olefins results. Improved results across all businesses in the first six months of 2015 led to higher segment results relative to the first six months of 2014. Olefins results in the second quarter and first six months of 2015 reflect lower margins which were offset in part in the second quarter of 2015 and more than offset in the first six months of 2015 by higher sales volumes. Margin improvements and higher sales volumes in the second quarter and first six months of 2015 led to the increased polyethylene and polypropylene results over the respective periods in 2014.

Prices for heavy liquids, NGLs and olefins have declined significantly since the third quarter of 2014, to levels that have not been seen in recent years. These declines resulted in the recognition of non-cash, LCM inventory adjustments totaling $279 million during the last half of 2014. Further volatility in the benchmark prices for heavy liquids and natural gas and certain correlated products, particularly ethylene and crude C4 chemicals, during the first quarter of 2015 led to an additional LCM inventory valuation adjustment of $43 million in the first quarter of 2015. During the second quarter of 2015, a recovery of market prices occurred and as a result, we recognized a non-cash benefit of $21 million for the partial reversal of the $43 million LCM inventory valuation adjustment discussed above.

Ethylene Raw Materials—Benchmark crude oil and natural gas prices generally have been indicators of the level and direction of the movement of raw material and energy costs for ethylene and its co-products in the O&P–Americas segment. Ethylene and its co-products are produced from two major raw material groups:

●	NGLs, principally ethane and propane, the prices of which are generally affected by natural gas prices; and

●      crude oil-based liquids (“liquids” or “heavy liquids”), including naphtha, condensates and gas oils, the prices of which are generally related to crude oil prices.

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

Production economics for the industry favored NGLs in 2014 and have continued to do so in 2015. During the second quarter and first six months of 2015, we produced approximately 90% of our U.S. ethylene production from NGLs compared to 85% in the second quarter and first six months of 2014.

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

	Average Benchmark Price and Percent Change Versus Prior Year Period Average
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2015	2014	Change	2015	2014	Change
Crude oil, dollars per barrel:
West Texas Intermediate (“WTI”)	57.95	102.99	(44)%	53.34	100.84	(47)%
Light Louisiana Sweet (“LLS”)	62.93	105.55	(40)%	57.97	104.97	(45)%
Natural gas (Henry Hub), dollars per million BTUs	2.76	4.74	(42)%	2.76	4.87	(43)%
United States, cents per pound:
Weighted average cost of ethylene production	9.7	17.1	(43)%	10.0	18.6	(46)%
Ethylene	34.2	47.2	(28)%	34.5	47.8	(28)%
Polyethylene (high density)	67.3	77.0	(13)%	66.5	76.7	(13)%
Propylene - polymer grade	41.7	69.7	(40)%	45.7	71.5	(36)%
Polypropylene	61.7	84.7	(27)%	64.7	86.5	(25)%

The following table sets forth selected financial information for the O&P–Americas segment including Income from equity investments, which is a component of EBITDA.

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2015	2014	2015	2014
Sales and other operating revenues	$2,679	$3,462	$5,230	$6,819
Income from equity investments	8	6	15	10
EBITDA	1,014	978	2,045	1,714

Revenues—Revenues for our O&P–Americas segment decreased by $783 million, or 23%, in the second quarter of 2015 and by $1,589 million, or 23%, in the first six months of 2015 compared to the second quarter and first six months of 2014, respectively.

Lower average sales prices resulted in revenue decreases of 26% and 25% in the second quarter and first six months of 2015, respectively, compared to the same periods in 2014. Average sales prices for ethylene were lower in the second quarter and first six months of 2015 primarily due to the significant decline in prices for crude oil and correlated products relative to prices in the corresponding periods of 2014. Polyethylene and polypropylene sales prices declined less in the second quarter and first six months of 2015 than the prices of their respective feedstocks, ethylene and propylene.

These decreases in revenues were offset in part by higher sales volumes, which contributed 3% and 2% to revenues in the second quarter and first six months of 2015, respectively, compared to the second quarter and first six months of 2014. Sales volumes for ethylene and polyethylene were higher in the second quarter and first six months of 2015 relative to the same periods in 2014. Ethylene sales volumes were higher on stronger demand and increased production reflecting higher capacity following the completion of an expansion-related turnaround at our La Porte, Texas facility during 2014. In the first six months of 2015, higher ethylene sales volumes also reflect additional production related to less planned and unplanned downtime at our Channelview, Texas facility. Polyethylene sales volumes improved in the second quarter and first six months of 2015, largely due to the completion of an expansion-related turnaround at our Matagorda, Texas facility in the first quarter of 2014. Polypropylene sales volumes were higher on increased demand and production in the second quarter and first six months of 2015 compared to the second quarter and first six months of 2014.

EBITDA—EBITDA increased by $36 million, or 4%, in the second quarter of 2015 compared to the second quarter of 2014. This 4% improvement in EBITDA in the second quarter of 2015 represents an increase of 23% related to higher volumes and an another 2% increase associated with a non-cash benefit of $21 million for the reversal of an LCM inventory valuation adjustment in the second quarter of 2015. These increases were partly offset by a 21% decline related to lower margins in the second quarter of 2015 relative to the second quarter of 2014.

In the first six months of 2015, EBITDA increased by $331 million, or 19%, compared to the first six months of 2014. This improvement in EBITDA reflects a 30% increase related to higher volumes, partially offset by decreases of 10% for lower margins and 1% for the $22 million net, non-cash charge related to LCM inventory valuation adjustments.

The increases in sales volumes in the second quarter and first six months of 2015 as compared to the prior year periods were a result of the expansion-related activities, reduction in downtime and increased demand discussed above.

Margins were lower in the second quarter and first six months of 2015, largely reflecting the decline in olefin margins that were offset in part by improvements in polyethylene and polypropylene margins relative to the second quarter and first six months of 2014. Olefin margins declined in the second quarter and first six months of 2015 as the average sales price of ethylene was driven down by the decline in naphtha feedstock prices, which generally trend with crude oil prices. A decrease in our cost of ethylene production partially offset the impact of the ethylene sales price decline in the first six months of 2015 lessening the impact of lower margins on that period. Lower NGL and heavy liquids feedstock costs in the first six months of 2015 outpaced the lower selling price of our co-products, resulting in a decrease to our cost of ethylene production compared to the first six months of 2014.

Polyethylene margins improved in the second quarter and first six months of 2015 as decreases in the cost of ethylene feedstock more than offset lower average sales prices relative to the second quarter and first six months of 2014. Polypropylene margins, which were higher in the second quarter and first six months of 2015, benefited from lower propylene feedstock costs, which typically trend with crude oil prices, and higher average sales prices relative to propylene, driven by demand.

Olefins and Polyolefins–Europe, Asia, International Segment

Overview—Higher operating results in the second quarter and first six months of 2015 primarily reflect margin improvements for olefins and polyolefins and in the first six months of 2015, higher overall sales volumes. Olefins margins in the second quarter and first six months of 2015 reflect a larger decline in our cost of ethylene production than the decreases in olefin product prices. Polyethylene and polypropylene margins were higher due to supply constraints as a result of several industry outages and, in the first six months comparison, the benefit of a lower price position compared to other regions resulting from the weakness in the euro. These business improvements were partly offset by translation impacts due to the weaker euro versus the U.S. dollar.

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

	Average Benchmark Price and Percent Change Versus Prior Year Period Average
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2015	2014	Change	2015	2014	Change
Brent crude oil, dollars per barrel	63.50	109.76	(42)%	59.35	108.82	(45)%
Western Europe benchmark prices, €0.01 per pound:
Weighted average cost of ethylene production	23.2	34.3	(32)%	23.0	33.6	(32)%
Ethylene	47.1	52.8	(11)%	43.2	53.8	(20)%
Polyethylene (high density)	60.6	54.8	11%	52.9	55.5	(5)%
Propylene	44.4	52.2	(15)%	40.7	51.7	(21)%
Polypropylene (homopolymer)	62.5	61.3	2%	56.1	60.6	(7)%

Average exchange rate, $US per €	1.10	1.37	(20)%	1.12	1.37	(18)%

The following table sets forth selected financial information for the O&P–EAI segment including Income from equity investments, which is a component of EBITDA.

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2015	2014	2015	2014
Sales and other operating revenues	$3,061	$4,069	$5,972	$7,847
Income from equity investments	79	63	136	117
EBITDA	492	319	849	675

Revenues—Revenues decreased by $1,008 million, or 25%, in the second quarter of 2015 compared to the second quarter of 2014 and by $1,875 million, or 24%, in the first six months of 2015 compared to the first six months of 2014.

Lower average sales prices and the unfavorable foreign currency translation impacts resulting from a significantly weaker euro versus the U.S. dollar decreased revenues by 5% and 14%, respectively, in the second quarter of 2015 and by 13% and 14% in the first six months of 2015 compared to the corresponding periods in 2014. Average sales prices were lower for most products as sales prices generally correlate with crude oil prices, which have significantly declined compared to the second quarter and first six months of 2014.

Lower sales volumes in the second quarter of 2015 resulted in a 6% decrease in revenues compared to the second quarter of 2014, while higher sales volumes in the first six months of 2015 increased revenues by 3% compared to the first six months of 2014. A decline in polypropylene sales volumes in the second quarter of 2015 relative to the same prior year period was largely due to supply constraints resulting from turnaround activities at one of our Middle East joint ventures, and more than offset an increase in demand-driven European ethylene and polyolefins volumes during that period. In the first six months of 2015, polyethylene and polypropylene sales volumes were higher compared to the first six months of 2014, largely due to strong European demand and supply constraints in the market due to several industry outages. Sales volumes for PP compounding were also higher in the second quarter and first six months of 2015, reflecting higher demand in the automotive industry relative to the second quarter and first six months of 2014.

EBITDA—EBITDA increased by $173 million, or 54%, in the second quarter of 2015 compared to the second quarter of 2014. This 54% improvement in EBITDA in the second quarter of 2015 was driven by a 63% increase related to margins as well as increases of 5% and 1%, respectively, related to the improvement in income from our equity investments and higher sales volumes discussed above. These second quarter improvements were offset in part by a 15% decrease related to the impact of unfavorable changes in foreign currency translations.

In the first six months of 2015, EBITDA increased by $174 million, or 26%, compared to the first six months of 2014. This 26% improvement reflects increases of 37% related to higher margins, 8% for the increase in European sales volumes discussed above and 3% due to an improvement in income from our equity investments. These increases were offset in part by a 14% decrease related to the impact of foreign currency translation and an 8% decrease related to a $52 million benefit recognized in the first six months of 2014 for a settlement of certain existing and future environmental claims under a 2005 indemnification agreement.

Polyethylene and polypropylene margins in Europe improved in the second quarter and first six months of 2015 relative to the same periods in 2014, reflecting tighter supply demand balances and lower ethylene and propylene feedstock costs which more than offset the declines in average sales prices. Regional supply/demand tightened in the first six months of 2015 partly due to industry outages which restricted production as demand was improving. Olefins margins increased in the second quarter and first six months of 2015 as declines in the cost of our ethylene production, largely due to lower feedstock costs and increased benefits from processing feedstocks with cost advantages to naphtha, more than offset lower ethylene average sales prices during those periods. PP compounding margins were lower in the second quarter of 2015 due to the higher cost of polypropylene feedstock, while PP compounding margins in the first six months of 2015 increased relative to the corresponding period in 2014, as feedstock prices fell faster than product prices in the early part of 2015 before that trend reversed in the second quarter.

The improvement in income from our equity investments in both 2015 periods primarily reflected higher margins at our Polish and South Korean joint ventures due to favorable industry spreads. These benefits were offset in part by the impacts of a turnaround at one of our Middle Eastern joint ventures and by lower margins at two of our Middle Eastern joint ventures in both 2015 periods and in the first six months of 2015 by lower margins at our joint venture in Thailand.

Intermediates and Derivatives Segment

Overview—Segment results, which were higher in the second quarter of 2015 and relatively unchanged in the first six months of 2015 compared to the same periods in 2014, include non-cash, LCM adjustments of $17 million and $61 million, respectively. These adjustments reflect the decline in market prices for many I&D products that fell to levels lower than the carrying value of our related inventories at the respective balance sheet dates. Absent these adjustments, operating results were higher in both 2015 periods. These improvements reflect strong styrene results which were complemented in the second quarter of 2015 by higher ethylene oxide (“EO”) and derivatives and oxyfuels results. Lower acetyls and C4 chemicals results reduced the overall improvement in the first six months of 2015.

The following table sets forth selected financial information for the I&D segment including Income from equity investments, which is a component of EBITDA. In addition, the table shows methyl tertiary butyl ether (“MTBE”) margins in Northwest Europe (“NWE”).

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2015	2014	2015	2014
Sales and other operating revenues	$2,159	$2,706	$4,077	$5,135
Income (loss) from equity investments	3	(1)	8	2
EBITDA	466	430	803	805

Market margins, cents per gallon
MTBE—NWE	106.0	90.7	85.3	76.8

Revenues—Revenues decreased by $547 million, or 20%, in the second quarter of 2015 compared to the second quarter of 2014 and by $1,058 million, or 21%, in the first six months of 2015 compared to the first six months of 2014.

The decrease in revenues in the second quarter and first six months of 2015 reflects lower average sales prices overall and currency translation impacts resulting from a significantly weaker euro against the U.S. dollar, partly offset by higher sales volumes compared to the second quarter and first six months of 2014. Lower average sales prices and currency translation impacts were responsible for decreases of 16% and 7% in the second quarter of 2015, respectively, and 22% and 6% in the first six months of 2015. These negative impacts were partly offset by revenue increases of 3% in the second quarter of 2015 and 7% in the first six months of 2015 related to higher volumes during those periods.

Average sales prices for PO & derivatives, acetyls, particularly methanol and vinyl acetate monomer, EO & derivatives and C4 chemicals declined in the second quarter and first six months of 2015 primarily due to a significant decrease in energy prices relative to second quarter and first six months of 2014. Average sales prices for styrene were lower in the second quarter and first six months of 2015, largely consistent with declines in the cost of its feedstock, benzene, relative to the second quarter and first six months of 2014. Decreases in Brent crude oil and gasoline product prices in the second quarter and first six months of 2015 led to lower average sales prices for oxyfuels compared to the corresponding periods of 2014.

Higher oxyfuels sales volumes in the second quarter and first six months of 2015 reflecting strong octane demand in a tight market driven by industry outages combined with higher sales of purchased materials were partially offset by lower C4 chemicals sales volumes due to customer outages compared to the second quarter and first six months of 2014. Acetyls sales volumes were higher in the second quarter and first six months of 2015 compared to the same periods in 2014 due to reduced production resulting from turnaround activities at our La Porte, Texas facility in the second quarter of 2014. PO and derivative sales volumes were higher in the second quarter and first six months of 2015 due to continued strong demand in a tight market driven by industry outages and additional contract business. Styrene sales volumes in the second quarter of 2015 were lower relative to the second quarter of 2014 due to turnaround activities at one of our PO/SM facilities in Channelview, Texas during that period. However, strong demand following a significant decrease in styrene prices in the last part of 2014, along with industry outages, led to higher styrene sales volumes for the first six months of 2015 relative to the same period in 2014.

EBITDA—EBITDA increased by $36 million, or 8%, in the second quarter of 2015 compared to the second quarter of 2014 and was relatively unchanged in the first six months of 2015 compared to the first six months of 2014.

The 8% increase in the second quarter of 2015 primarily consists of increases of 6% related to higher volumes and 6% associated with improved margins, offset in part by a 4% decrease related to a $17 million non-cash charge for the LCM inventory valuation adjustment discussed above. In the first six months of 2015, a decrease of 8% associated with non-cash LCM inventory valuation adjustments of $61 million discussed above was partly offset by increases of 6% and 1% related to higher volumes and margin improvement, respectively. A slight improvement in our income from equity investments accounted for the remaining change in EBITDA in the first six months of 2015.

Unfavorable impacts of foreign currency translation of $37 million and $60 million, respectively, due to the significant declines in the euro versus the U.S. dollar in the second quarter and first six months of 2015 relative to the same prior year periods are included in the discussion of results above.

Styrene results in the second quarter and first six months of 2015 reflected margin improvements driven by tight supply resulting from industry outages, and lower benzene feedstock costs as compared to the same periods in 2014. These margin improvements were lessened by the impact of lower sales volumes in the second quarter of 2015 due to turnaround activities at one of our PO/SM facilities, and augmented in the first six months of 2015 by higher sales volumes reflecting stronger market demand and industry outages.

The increase in ethylene oxide and derivative results in the second quarter of 2015 as compared to the prior year period reflected higher margins as decreases in the cost of ethylene feedstock in that period more than offset the decline in average sales prices, in part due to operating issues in the global market. The higher oxyfuels sales volumes discussed above and a shift in the level of sales between regions led to higher second quarter 2015 results as margins remained relatively unchanged from the same period in 2014.

Acetyls results were lower in the first six months of 2015 relative to the same 2014 period as lower margins due to lower average sales prices more than offset the impact of the higher sales volumes discussed above. The decline in our C4 chemicals business in the first six months of 2015 relative to the prior year period primarily reflects the impact of lower sales volumes previously described.

Propylene oxide and derivatives results in the second quarter and first six months of 2015 were relatively unchanged from the corresponding periods in 2014.

Refining Segment

Overview—Results were higher in the second quarter and first six months of 2015 as margins increased over the same periods in 2014 on favorable improvements in by-product spreads and lower feedstock costs. By-product spreads improved as the differential between crude oil prices and products other than gasoline and distillates narrowed with the decline in crude oil prices.

Unionized workers at our Houston Refinery began a strike on February 1, 2015 following the expiration of our collective bargaining agreement. A new collective bargaining agreement was ratified by unionized workers at our Houston Refinery in May 2015, ending the three month strike.

The following table sets forth selected financial information and heavy crude oil processing rates for the Refining segment and the U.S. refining market margins for the applicable periods. Light Louisiana Sweet, or “LLS” is a light, sweet crude oil, while “Maya” is a heavy, sour crude oil.

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2015	2014	2015	2014
Sales and other operating revenues	$2,102	$3,250	$3,709	$6,006
EBITDA	159	137	308	266

Heavy crude oil processing rates, thousands of barrels per day	255	257	248	252

Market margins, dollars per barrel
Light crude oil – 2-1-1	$16.42	$17.29	$15.74	$15.27
Light crude oil – Maya differential	7.56	9.72	8.22	12.41

Total Maya 2-1-1	$23.98	$27.01	$23.96	$27.68

Revenues—Revenues decreased by $1,148 million, or 35%, in the second quarter of 2015 compared to the second quarter of 2014 and by $2,297 million, or 38%, in the first six months of 2015 compared to the first six months of 2014.

Lower average refined product prices, which contributed 40% and 42% to the decreases in revenues in the second quarter and first six months of 2015, respectively, were primarily driven by a decline in crude oil prices relative to the second quarter and first six months of 2014. These decreases were partly offset by higher sales volumes, which were responsible for revenue increases of 5% and 4%, respectively, in the second quarter and first six months of 2015. Although processing rates for fuels crudes were slightly lower in both 2015 periods compared to 2014, sales volumes were higher on increased production from purchased intermediate feedstocks and sales of crude oil.

EBITDA—EBITDA increased by $22 million, or 16%, in the second quarter of 2015 compared to the second quarter of 2014. This 16% improvement consists of a 13% increase related to higher refining margins and a 4% increase related to the reversal of the $5 million non-cash, LCM inventory valuation adjustment recorded in the first quarter of 2015. These increases were offset in part by a 1% decline in EBITDA attributable to lower crude processing rates.

EBITDA increased by $42 million, or 16%, in the first six months of 2015 compared to the first six months of 2014, as an increase of 18% related to higher refining margins was offset in part by a 2% decrease related to lower volumes.

The higher refining margins in the second quarter and first six months of 2015 include favorable impacts of hedged spreads between selected products and crude oil grade differentials. Overall crude oil costs for the refinery declined by more than the change in the Maya benchmark price for both periods due to increased supplies of advantaged Canadian crude oil and opportunistic purchases of spot crudes. The large decline in crude oil prices in 2015 compared to 2014 reduced the margin impact of lower valued by-products such as petroleum coke and sulfur in both 2015 periods. The improvements in by-product spreads more than offset the decline in the Maya 2-1-1 of more than $3/barrel in each of the second quarter and first six months of 2015 relative to the corresponding periods in 2014.

Crude processing rates were slightly lower in the second quarter and first six months of 2015 compared to the second quarter and first six months of 2014. During the second quarter of 2015, crude processing rates were reduced due to operating issues at our coking units. Crude processing in the second quarter of 2014 was limited by a seven day shutdown on one of our crude units to replace a process vessel. Rates were also negatively impacted in the first six months of 2015 by operating issues in the first quarter limiting sulfur recovery and hydrotreating capacity and limitations on by-product gas processing as a result of a turnaround at a customer’s facility.

Technology Segment

Overview—The Technology segment recognizes revenues related to the sale of polyolefin catalysts, licensing of chemical, polyolefin and other process technologies and associated engineering and other services. These revenues are offset in part by the costs incurred in the production of catalysts, licensing and services activities and in research and development (“R&D”) activities. In each of the second quarter and first six months of 2015, our Technology segment incurred approximately 50% of all R&D costs compared to approximately 65% in the corresponding periods of 2014.

The following table sets forth selected financial information for the Technology segment:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2015	2014	2015	2014
Sales and other operating revenues	$107	$144	$243	$280
EBITDA	57	71	133	147

Revenues—Revenues decreased by $37 million, or 26%, in the second quarter of 2015 and by $37 million, or 13%, in the first six months of 2015 compared to the second quarter and first six months of 2014, respectively.

Lower licensing and services revenues and the unfavorable impact of foreign currency translation due to the significant weakening of the euro against the U.S. dollar in the second quarter and first six months of 2015 were partially offset by higher catalyst revenues relative to the second quarter and first six months of 2014.

Lower licensing and services revenues related to licenses issued in prior years were responsible for revenue decreases of 20% and 14% in the second quarter and first six months of 2015, respectively. Unfavorable foreign currency translation impacts due to the significant weakening of the euro against the U.S. dollar also resulted in a 12% decrease in revenues in each of the second quarter and first six months of 2015. The impact of these revenue decreases were partially offset in both 2015 periods by higher catalyst revenues. Higher catalyst sales volumes were responsible for revenue increases of 4% and 13%, respectively, in the second quarter and first six months of 2015 relative to the second quarter and first six months of 2014 while higher catalyst sales prices resulted in revenue increase of 2% in the second quarter of 2015.

EBITDA—EBITDA decreased by $14 million, or 20%, in the second quarter of 2015 and by $14 million, or 10%, in the first six months of 2015 compared to its respective periods in 2014.

The decline in EBITDA in the second quarter and first six months of 2015 reflects the lower licensing and services revenues discussed above and unfavorable translation impacts. These negative impacts on results were offset in part by a decline in research and development expenses and higher catalyst results in the second quarter and first six months of 2015. The improvement in catalyst results for the second quarter and first six months reflects the impact of increased sales volumes and a $6 million benefit related to the reversal of environmental provision in the second quarter of 2015. Catalyst results for the second quarters of 2015 and 2014 were unchanged as lower margins were offset by the benefit of the environmental provision reversal discussed above and the impact of stronger volumes relative to the same prior year period.

FINANCIAL CONDITION

Operating, investing and financing activities of continuing operations, which are discussed below, are presented in the following table:

	Six Months Ended June 30,
Millions of dollars	2015	2014
Source (use) of cash:
Operating activities	$2,914	$2,598
Investing activities	(1,170)	(2,257)
Financing activities	(1,422)	(2,767)

Operating Activities

2015—Cash of $2,914 million provided in the first six months of 2015 primarily reflected earnings adjusted for non-cash items, offset in part by cash used by the main components of working capital – accounts receivable, inventories and accounts payable.

The $106 million of cash used by the main components of working capital in the first six months of 2015 reflects a $212 million decrease in accounts payable and a $35 million increase in accounts receivable which were offset in part by a $141 million decrease in inventories.

The timing of crude-oil purchases in the latter part of the second quarter and the lower cost of crude oil led to the $212 million decrease in accounts payable. The $141 million decrease in inventories reflects lower levels of inventory in our I&D and O&P–EAI segments. The decrease in our I&D segment inventories was the result of a drawdown of inventories in conjunction with turnaround activities at one of our PO/SM facilities in Channelview, Texas. Higher polypropylene and PP compounding sales volumes in the latter part of the second quarter contributed to the lower level of inventory in our O&P–EAI segment.

2014—The $2,598 million of cash provided in the first six months of 2014 primarily reflected earnings, adjusted for non-cash items, and cash used by the main components of working capital.

The $157 million of cash used by the main components of working capital in the first six months of 2014 reflected increases of $246 million and $53 million in accounts receivable and inventories, respectively, which were offset in part by a $142 million increase in accounts payable.

The increase in accounts receivable at the end of the second quarter 2014 primarily reflected higher O&P–EAI segment sales volumes, offset in part by higher collections. Higher accounts payable balances related to our O&P–EAI and I&D segments were offset in part by the timing of raw material and crude oil purchases for our O&P–Americas and Refining segments as a result of turnaround activities.

Higher inventory levels in the I&D and O&P–EAI segments, which were offset in part by a decline in the level of inventories carried by the O&P–Americas and Technology segments, resulted in an increase in inventories at the end of the second quarter, compared to year end 2013. Increases in oxyfuels and styrene inventories were reflected in the higher I&D inventory level while a build of polyethylene inventory in preparation for a third quarter 2014 turnaround at our Wesseling, Germany site and an increase in our polypropylene inventory were reflected in the higher level of O&P–EAI inventories at the end of the second quarter of 2014. These increases were offset in part by a decline in the O&P–Americas’ polyethylene inventory as the inventory build at the end of 2013 in preparation for the La Porte, Texas and Matagorda, Texas turnarounds was drawn down during the first six months of 2014. Crude oil inventory in the Refining segment, which was higher at the end of 2013 due to operational issues in December 2013, also declined during the first six months of 2014.

Investing Activities—We used cash of $1,170 million and $2,257 million in investing activities in the first six months of 2015 and 2014, respectively.

In 2014, we began to invest cash in investment-grade and other high quality instruments that provide adequate flexibility to redeploy funds as needed to meet our cash flow requirements while maximizing yield. In the first six months of 2015 and 2014, we invested $1,468 million and $1,573 million, respectively, in securities, which are deemed available-for-sale and classified as Short-term investments. We also invested $397 million and $275 million in tri-party repurchase agreements in the first six months of 2015 and 2014, respectively. These investments are classified as short-term loans receivable except for $101 million invested during the second quarter of 2015, which is classified as a long-term loan receivable. We received proceeds upon the sale and maturity of certain of our available-for-sale securities and repurchase agreements of $997 million and $250 million, respectively, in the first six months of 2015 and $272 million and $75 million, respectively, in the corresponding periods of 2014. See Note 7 to the Consolidated Financial Statements for additional information regarding these investments.

The following table summarizes capital expenditures for the periods presented:

	Six Months Ended June 30,
Millions of dollars	2015	2014
Capital expenditures by segment:
O&P–Americas	$289	$537
O&P–EAI	65	60
I&D	152	97
Refining	61	52
Technology	9	8
Other	8	4

Consolidated capital expenditures of continuing operations	$584	$758

Our capital expenditures in the first six months of 2015 and 2014 included debottlenecks of certain assets to enhance production, turnaround activities and expansion projects at several sites as well as other plant improvement projects. Capital expenditures in the first six months of 2015 and 2014 also included the purchase of railcars.

Financing Activities—In the first six months of 2015 and 2014, our financing activities used cash of $1,422 million and $2,767 million, respectively.

In the first six months of 2015 and 2014, we made payments of $2,137 million and $3,067 million, respectively, to acquire approximately 24 million and 34 million, respectively, of our outstanding ordinary shares. We also made dividend payments totaling $702 million and $697 million during the six months of 2015 and 2014, respectively. For additional information related to these share repurchases and dividend payments, see Note 12 to the Consolidated Financial Statements.

We received net proceeds of $238 million in the first six months of 2015 through the issuance and repurchase of commercial paper instruments under our commercial paper program that commenced in October 2014.

In March 2015, we issued $1,000 million of 4.625% Notes due 2055 and received net proceeds of $984 million. We issued $1,000 million of 4.875% Notes due 2044 in February 2014 and received net proceeds of $988 million. Additional information related to these notes can be found in the Liquidity and Capital Resources section below and in Note 6 to the Consolidated Financial Statements.

Liquidity and Capital Resources—As of June 30, 2015, we had $3,314 million of unrestricted cash and cash equivalents and marketable securities classified as Short-term investments. For additional information related to our purchases of marketable securities, which currently include certificates of deposit, commercial paper and bonds, see “–Investing Activities” above and Note 7 to the Consolidated Financial Statements.

At June 30, 2015, we held $425 million of cash in jurisdictions outside of the U.S., principally in the United Kingdom. Less than 2% of our outstanding cash balance is held in a country that has established government imposed currency restrictions that could impede the ability of our subsidiary to transfer funds to us. There currently are no other material legal or economic restrictions that would impede our transfers of cash.

We also had total unused availability under our credit facilities of $2,899 million at June 30, 2015, which included the following:

●	$1,458 million under our $2,000 million revolving credit facility, which backs our $2,000 million commercial paper program. Availability under this facility is net of outstanding borrowings, outstanding letters of credit provided under the facility and notes issued under our $2,000 million commercial paper program. A small portion of our availability under this facility is impacted by changes in the euro/U.S. dollar exchange rate. At June 30, 2015, we had $500 million of outstanding commercial paper, no outstanding letters of credit and no outstanding borrowings under the facility;

●	$938 million under our $1,000 million U.S. accounts receivable securitization facility. Availability under this facility is subject to a borrowing base of eligible receivables, which is reduced by outstanding borrowings and letters of credit, if any. This facility had no outstanding borrowings or letters of credit at June 30, 2015; and

●	€439 million and $13 million (totaling approximately $503 million) under our €450 million European accounts receivable securitization facility. Availability under this facility is subject to a borrowing base, net of outstanding borrowings. There were no outstanding borrowings under this facility at June 30, 2015.

See Note 6 to the Consolidated Financial Statements for additional information related to our credit facilities.

We have $629 million of outstanding letters of credit and bank guarantees issued under uncommitted credit facilities at June 30, 2015. At June 30, 2015, we had total debt, including current maturities, of $8,313 million.

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

In June 2015, we entered into an agreement to extend the maturity of our senior revolving credit facility to June 2020.

In May 2015, our shareholders approved a proposal to authorize us to repurchase up to an additional 10%, or approximately 47 million, of our shares outstanding over the next eighteen months. Our share repurchase program does not have a stated dollar amount, and purchases may be made through open market purchases, private market transactions or other structured transactions. Repurchased shares could be retired or used for general corporate purposes, including for various employee benefit and compensation plans. As of June 30, 2015, we have purchased

4 million shares under this program for approximately $383 million. As of July 23, 2015, we had approximately 41 million shares remaining under the current authorization. The timing and amount of additional shares repurchased will be determined by our Management Board based on its evaluation of market conditions and other factors.

In August 2014, we announced plans to build a world scale PO/TBA plant along the U.S. Gulf Coast with an annual capacity of 1 billion pounds of PO and 2 billion pounds of tertiary butyl alcohol (“TBA”) and its derivatives. Based on a preliminary timetable, the plant is scheduled to be operational in early 2020.

On July 27, 2015, we announced that our Supervisory Board authorized our Management Board to declare an interim dividend of $0.78 per share. The dividend will be paid September 8, 2015 to shareholders of record August 25, 2015 with an ex-dividend date of August 21, 2015.

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

CURRENT BUSINESS OUTLOOK

Third quarter 2015 demand and margin fundamentals have generally been good thus far with demand continuing to support high operating rates in all regions. Industry outages are being resolved and could ease some of the product shortages that generated price and margin improvement in the second quarter. We continue to be vulnerable to changes in oil prices and macroeconomic trends with the current uncertainties in the Eurozone and China.

During the first weeks of July, our O&P–Americas segment operations have been relatively consistent with the latter part of the second quarter. Natural gas and NGLs remain well supplied and favorably priced but global olefins and polyolefins markets are starting to rebalance as supply returns to the market.

Business conditions continue to be favorable for our O&P–EAI segment, although some of the industry outages have been resolved and will likely reduce product shortages. Planned maintenance at our Münchsmünster, Germany cracker that begins late in the third quarter may negatively impact results for the last six months of 2015 by approximately $25 million.

We expect our I&D segment results to remain relatively steady. Results for the remainder of the year should reflect typical seasonal declines in our oxyfuels business. Scheduled maintenance activities at our PO/TBA facility in Fos-su-Mer, France and at our La Porte, Texas acetyls facility that begin late in the third quarter could negatively impact our results for the last six months of 2015 by approximately $50 million.

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

During 2014, we recorded LCM inventory valuation adjustments totaling $760 million driven primarily by the decline in the price of crude oil and related declines in the prices of heavy liquids and other correlated products. A $45 million charge was taken in the third quarter of 2014 which marked the beginning of the downward price trend. An additional $715 million LCM inventory valuation adjustment was recognized in the fourth quarter of 2014 to reflect decreases in the price indices for crude oil and other correlated products of approximately 50% as compared to the third quarter of 2014. Since our inventory consists of manufactured products derived from crude oil, natural gas, natural gas liquids and correlated materials, as well as the associated feedstocks and intermediate chemicals, our inventory market values are generally influenced by changes in benchmark crude oil and heavy liquid values and prices for manufactured finished goods. The degree of influence of a particular benchmark may vary from period to period, as the composition of the dollar value LIFO pools change. Due to natural inventory composition changes, variation in pricing from period to period does not necessarily result in a linear LCM impact. Additionally, an LCM condition may arise due to a decline in a particular material that had previously provided a positive offset within a pool. As a result, market valuations and LCM conditions are dependent upon the composition and mix of materials on hand at the balance sheet date. In the measurement of an LCM adjustment, the numeric input value for determining the crude oil market price includes pricing that is weighted by volume of inventories held at a point in time, including WTI, Brent and Maya crude oils. At December 31, 2014, representative prices for crude oil and heavy liquids were $47.59 per barrel and $45.20 per barrel, respectively. These price inputs were calculated using a weighted average of the materials held in inventory on that date.

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

During the second quarter of 2015, price recoveries for products within two of our inventory pools necessitated the partial reversal of related LCM adjustments totaling $26 million that were recognized in the first quarter of 2015. The continued decline in prices for products within another inventory pool led to the recognition of an additional LCM adjustment of $17 million. The net impact of these adjustments on second quarter 2015 results was a pre-tax gain of $9 million. For additional information related to these LCM adjustments, see Note 14 to the Consolidated Financial Statements.

Currently all but one of our LIFO inventory pools are “at-risk” for further adjustment as each impacted LIFO pool is at, or close to, the calculated market value at the last balance sheet measurement date. “At-risk” inventory accounts for $2.7 billion of our total inventory carrying value of $4,179 million as of June 30, 2015. The extent to which further adjustment may occur is dependent on the pool specific product prices and composition within each individual dollar value LIFO pool at the balance sheet date. Further sustained price declines in our finished goods and raw materials could result in future LCM inventory valuation charges during the remainder of 2015. However, if pricing trends reverse, some or all of these 2015 charges could be reversed in future quarterly interim periods during 2015.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market and regulatory risks is described in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2014. Our exposure to such risks has not changed materially in the six months ended June 30, 2015.

Item 4. CONTROLS AND PROCEDURES

As of June 30, 2015 with the participation of our management, our Chief Executive Officer (principal executive officer) and our principal financial officer carried out an evaluation, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the Act), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our Chief Executive Officer and our principal financial officer concluded that our disclosure controls and procedures were operating effectively as of June 30, 2015.

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

The following is a description of environmental proceedings to which a governmental authority is a party and potential monetary sanctions are $100,000 or more.

In July 2015, the Texas Commission on Environmental Quality (“TCEQ”) issued a Proposed Agreed Order to Houston Refining LP pertaining to a Clean Air Act Title V air permit inspection covering the years 2013 and 2014. TCEQ has asserted an administrative penalty demand for this matter of $118,127.

Also in July 2015, the TCEQ issued a Proposed Agreed Order to Houston Refining LP pertaining to an emissions event which occurred in August 2014. TCEQ has asserted an administrative penalty demand for this matter of $100,000.

Additional information about certain environmental proceedings can be found in Part I, Item 3 of our 2014 Annual Report on Form 10-K.

Item 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in Item 1A of our 2014 Annual Report on Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
April 1 – April 30	2,824,175	$95.80	2,824,175	1,371,412
May 1 – May 31	1,926,230	$103.05	1,926,230	46,695,701
June 1 – June 30	3,173,792	$103.21	3,173,792	43,521,909

Total	7,924,197	$100.53	7,924,197	43,521,909

(1)	On May 6, 2015, we announced a share repurchase program of up to 47,250,519 of our ordinary shares through November 6, 2016. The maximum number of shares that may yet be purchased is not necessarily an indication of the number of shares that will ultimately be purchased.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 6. EXHIBITS

10.1	LyondellBasell Executive Severance Plan, Amended & Restated, Effective as of June 1, 2015 and Form of Participation Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 5, 2015)

10.2	Consent Agreement, dated June 5, 2015, among LyondellBasell Industries N.V. and LYB Americas Finance Company, as Borrowers, Bank of America, N.A., as Administrative Agent and the lender parties thereto (incorporated by reference to Exhibit 10 to our Current Report on Form 8-K filed with the SEC on June 9, 2015)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32	Certifications pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LYONDELLBASELL INDUSTRIES N.V.

Date: July 28, 2015	/s/ William B. Allen, Jr.
William B. Allen, Jr.
Vice President of Finance
(Principal Financial and Accounting Officer)