Form 10-Q
period 2015-09-30
LyondellBasell Industries N.V.
filed 2015-10-23
CIK 1489393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

The registrant had 449,443,823 ordinary shares, €0.04 par value, outstanding at October 20, 2015 (excluding 128,991,260 treasury shares).

LYONDELLBASELL INDUSTRIES N.V.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars, except earnings per share	2015	2014	2015	2014
Sales and other operating revenues:
Trade	$8,119	$11,784	$25,051	$34,626
Related parties	215	282	613	692

	8,334	12,066	25,664	35,318
Operating costs and expenses:
Cost of sales	6,465	10,118	19,891	29,950
Selling, general and administrative expenses	194	211	627	612
Research and development expenses	25	31	76	97

	6,684	10,360	20,594	30,659
Operating income	1,650	1,706	5,070	4,659
Interest expense	(85)	(92)	(233)	(280)
Interest income	8	13	26	26
Other income, net	10	3	35	20

Income from continuing operations before equity investments and income taxes	1,583	1,630	4,898	4,425
Income from equity investments	93	64	252	193

Income from continuing operations before income taxes	1,676	1,694	5,150	4,618
Provision for income taxes	487	434	1,468	1,242

Income from continuing operations	1,189	1,260	3,682	3,376
Income (loss) from discontinued operations, net of tax	(3)	(3)	(3)	1

Net income	1,186	1,257	3,679	3,377
Net (income) loss attributable to non-controlling interests	(1)	1	2	4

Net income attributable to the Company shareholders	$1,185	$1,258	$3,681	$3,381

Earnings per share:
Net income (loss) attributable to the Company shareholders —
Basic:
Continuing operations	$2.57	$2.47	$7.81	$6.41
Discontinued operations	(0.01)	(0.01)	(0.01)	—

	$2.56	$2.46	$7.80	$6.41

Diluted:
Continuing operations	$2.55	$2.46	$7.78	$6.38
Discontinued operations	(0.01)	(0.01)	(0.01)	—

	$2.54	$2.45	$7.77	$6.38

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2015	2014	2015	2014
Net income	$1,186	$1,257	$3,679	$3,377
Other comprehensive income, net of tax –
Financial derivatives:
Gain (loss) on forward-starting interest rate swaps	(68)	—	12	(17)
Gain on cross-currency swaps	32	—	229	—
Reclassification adjustment included in net income	5	—	(148)	—
Income tax expense (benefit)	(8)	—	56	(4)

Financial derivatives, net of tax	(23)	—	37	(13)

Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during the period	(1)	—	(1)	1

Unrealized gains (losses) on available-for-sale securities, net of tax	(1)	—	(1)	1

Defined pension and other postretirement benefit plans:
Reclassification adjustment for amortization of prior service cost included in net income	1	1	2	3
Net actuarial loss arising during the period	—	—	—	(16)
Reclassification adjustment for net actuarial loss included in net income	6	1	19	6

Defined pension and other postretirement benefit plans, before tax	7	2	21	(7)
Income tax expense (benefit)	2	1	6	(7)

Defined pension and other postretirement benefit plans, net of tax	5	1	15	—

Foreign currency translations adjustment:
Unrealized loss arising during the period	(55)	(554)	(406)	(594)

Foreign currency translations, net of tax	(55)	(554)	(406)	(594)

Total other comprehensive loss	(74)	(553)	(355)	(606)

Comprehensive income	1,112	704	3,324	2,771
Comprehensive (income) loss attributable to non-controlling interests	(1)	1	2	4

Comprehensive income attributable to the Company shareholders	$1,111	$705	$3,326	$2,775

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED BALANCE SHEETS

Millions of dollars	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$1,474	$1,031
Restricted cash	1	2
Short-term investments	1,602	1,593
Accounts receivable:
Trade, net	2,724	3,226
Related parties	200	222
Inventories	4,138	4,517
Prepaid expenses and other current assets	1,059	1,054

Total current assets	11,198	11,645
Property, plant and equipment at cost	12,602	12,050
Less: Accumulated depreciation	(3,809)	(3,292)

Property, plant and equipment, net	8,793	8,758
Investments and long-term receivables:
Investment in PO joint ventures	357	384
Equity investments	1,602	1,636
Other investments and long-term receivables	125	44
Goodwill	543	566
Intangible assets, net	644	769
Other assets	673	481

Total assets	$23,935	$24,283

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED BALANCE SHEETS

Millions of dollars, except shares and par value data	September 30, 2015	December 31, 2014
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$3	$4
Short-term debt	573	346
Accounts payable:
Trade	1,797	2,239
Related parties	653	825
Accrued liabilities	1,784	1,554
Deferred income taxes	383	469

Total current liabilities	5,193	5,437
Long-term debt	7,742	6,757
Other liabilities	2,044	2,122
Deferred income taxes	1,604	1,623
Commitments and contingencies
Stockholders’ equity:
Ordinary shares, €0.04 par value, 1,275 million shares authorized, 452,844,958 and 486,969,402 shares outstanding, respectively	31	31
Additional paid-in capital	10,203	10,387
Retained earnings	9,393	6,775
Accumulated other comprehensive loss	(1,381)	(1,026)
Treasury stock, at cost, 125,590,125 and 91,463,729 ordinary shares, respectively	(10,918)	(7,853)

Total Company share of stockholders’ equity	7,328	8,314
Non-controlling interests	24	30

Total equity	7,352	8,344

Total liabilities and equity	$23,935	$24,283

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
Millions of dollars	2015	2014
Cash flows from operating activities:
Net income	$3,679	$3,377
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	782	772
Amortization of debt-related costs	12	16
Inventory valuation adjustments	264	45
Equity investments –
Equity income	(252)	(193)
Distributions of earnings, net of tax	196	66
Deferred income taxes	9	152
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	408	(240)
Inventories	(12)	(274)
Accounts payable	(501)	(17)
Prepaid expenses and other current assets	(98)	171
Other, net	195	157

Net cash provided by operating activities	4,682	4,032

Cash flows from investing activities:
Expenditures for property, plant and equipment	(957)	(1,096)
Payments for repurchase agreements	(397)	(275)
Proceeds from repurchase agreements	300	75
Purchases of available-for-sale securities	(1,723)	(2,529)
Proceeds from sales and maturities of available-for-sale securities	1,638	924
Change in restricted cash	1	10
Other, net	35	(4)

Net cash used in investing activities	(1,103)	(2,895)

Cash flows from financing activities:
Repurchases of Company ordinary shares	(3,436)	(4,347)
Dividends paid	(1,063)	(1,055)
Issuance of long-term debt	984	992
Net proceeds from commercial paper	231	—
Payments of debt issuance costs	(13)	(18)
Other, net	191	40

Net cash used in financing activities	(3,106)	(4,388)

Effect of exchange rate changes on cash	(30)	(14)

Increase (decrease) in cash and cash equivalents	443	(3,265)
Cash and cash equivalents at beginning of period	1,031	4,450

Cash and cash equivalents at end of period	$1,474	$1,185

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

			Additional Paid-in	Retained Earnings	Accumulated Other Comprehensive Loss	Company Share of Stockholders’ Equity	Non- Controlling Interests

	Ordinary Shares
Millions of dollars	Issued	Treasury	Capital
Balance, December 31, 2014	$31	$(7,853)	$10,387	$6,775	$(1,026)	$8,314	$30
Net income (loss)	—	—	—	3,681	—	3,681	(2)
Other comprehensive loss	—	—	—	—	(355)	(355)	—
Share-based compensation	—	379	(204)	—	—	175	—
Dividends ($2.26 per share)	—	—	—	(1,063)	—	(1,063)	—
Repurchases of Company ordinary shares	—	(3,444)	—	—	—	(3,444)	—
Settlement from partner on exit from partnership	—	—	20	—	—	20	(4)

Balance, September 30, 2015	$31	$(10,918)	$10,203	$9,393	$(1,381)	$7,328	$24

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

Extraordinary and Unusual Items—In January 2015, the FASB issued ASU 2015-01, Income Statement–Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, which eliminates the concept of extraordinary items. Under this new guidance, entities will no longer be required to separately classify, present and disclose extraordinary events and transactions. The amendments in this update are effective for annual and interim periods beginning after December 15, 2015 and early adoption is permitted. Our early adoption of this amendment did not have any impact on the presentation of our Consolidated Financial Statements.

Accounting Guidance Issued But Not Adopted as of September 30, 2015

Revenue Recognition—In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the current revenue recognition requirements in Accounting Standard Codification (“ASC”) 606, Revenue Recognition. Under this guidance, entities should recognize revenues to depict the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. This ASU also requires enhanced disclosures. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the original effective date for one year until December 15, 2017. Retrospective and modified retrospective application is allowed. We are currently assessing the impact of this amendment on our Consolidated Financial Statements.

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

Debt Issuance Costs—In April 2015, the FASB issued ASU 2015-03, Interest–Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. Under this new guidance, entities will be required to present debt issuance costs related to a recognized debt liability in the balance sheet as a direct deduction from the carrying amount of that debt, consistent with the current treatment of debt discounts. Additionally, in August 2015, the FASB issued ASU 2015-15, Interest–Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which clarifies the guidance in ASU 2015-03 related to debt issuance costs incurred in connection with line-of-credit arrangements. Under ASU 2015-15, entities are allowed to defer and present debt issuance costs as an asset and subsequently amortize those costs over the term of the line-of-credit arrangements. The amendments in these updates, which should be applied retrospectively, are effective for annual and interim periods beginning after December 15, 2015. Early adoption is permitted. The application of these amendments is not expected to have a material impact on our Consolidated Financial Statements.

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

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

3.	Discontinued Operations

The amounts included in Income from discontinued operations of the Berre refinery are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2015	2014	2015	2014
Sales and other operating revenues	$—	$—	$1	$1

Income (loss) from discontinued operations before income taxes	$(4)	$(4)	$(6)	$3
Provision (benefit) for income taxes	(1)	(1)	(3)	2

Income (loss) from discontinued operations, net of tax	$(3)	$(3)	$(3)	$1

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

The following table summarizes the changes in the accrual for the social plan for employees affected by the closure of the Berre refinery:

	Nine Months Ended September 30,
Millions of dollars	2015	2014
Beginning balance	$26	$42
Accretion expense	—	1
Cash payments	(7)	(10)
Effect of exchange rate changes	(3)	(4)

Ending balance	$16	$29

There are no significant assets or liabilities related to the Berre refinery other than those discussed above.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	Accounts Receivable

Our allowance for doubtful accounts receivable, which is reflected in the Consolidated Balance Sheets as a reduction of accounts receivable, totaled $25 million and $29 million at September 30, 2015 and December 31, 2014, respectively.

5.	Inventories

Inventories consisted of the following components:

Millions of dollars	September 30, 2015	December 31, 2014
Finished goods	$2,649	$3,011
Work-in-process	168	212
Raw materials and supplies	1,321	1,294

Total inventories	$4,138	$4,517

For information related to lower of cost or market inventory valuation adjustments recognized during the third quarter and first nine months of 2015, see Note 14.

6.	Debt

Long-term loans, notes and other long-term debt consisted of the following:

Millions of dollars	September 30, 2015	December 31, 2014
Senior Notes due 2019, $2,000 million, 5.0%	$1,994	$1,993
Senior Notes due 2021, $1,000 million, 6.0%	1,000	1,000
Senior Notes due 2024, $1,000 million, 5.75%	1,000	1,000
Senior Notes due 2055, $1,000 million, 4.625% ($16 million of discount)	984	—
Guaranteed Notes due 2044, $1,000 million, 4.875% ($11 million of discount)	989	988
Guaranteed Notes due 2023, $750 million, 4.0% ($8 million of discount)	742	741
Guaranteed Notes due 2043, $750 million, 5.25% ($22 million of discount)	728	728
Guaranteed Notes due 2027, $300 million, 8.1%	300	300
Other	8	11

Total	7,745	6,761
Less current maturities	(3)	(4)

Long-term debt	$7,742	$6,757

Our 5% senior notes due 2019 include losses of $14 million and $1 million for the three and nine months ended September 30, 2015, respectively, and gains of $13 million for the three and nine months ended September 30, 2014, related to adjustments for our fixed-for-floating interest rate swaps, which are recognized in Interest expense in the Consolidated Statements of Income.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Short-term loans, notes, and other short-term debt consisted of the following:

Millions of dollars	September 30, 2015	December 31, 2014
$2,000 million Senior Revolving Credit Facility	$—	$—
$900 million U.S. Receivables Securitization Facility	—	—
€450 million European Receivables Securitization Facility	—	—
Commercial paper	493	262
Financial payables to equity investees	4	6
Precious metal financings	76	77
Other	—	1

Total short-term debt	$573	$346

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

Short-Term Debt

Senior Revolving Credit Facility—In June 2015, we entered into an agreement to extend the maturity of our senior revolving credit facility to June 2020. This facility, which may be used for dollar and euro denominated borrowings, has a sublimit for dollar and euro denominated letters of credit and supports our commercial paper program. By agreement in September 2015 the letters of credit sublimit was reduced to $500 million. The aggregate balance of outstanding borrowings and letters of credit under this facility may not exceed $2,000 million at any given time. Borrowings under the facility bear interest at a Base Rate or LIBOR, plus an applicable margin. Additional fees are incurred for the average daily unused commitments.

The facility contains customary covenants and warranties, including specified restrictions on indebtedness and liens. In addition, we are required to maintain a leverage ratio at the end of every quarter of 3.50 to 1.00 or less for the period covering the most recent four quarters. We are in compliance with these covenants as of September 30, 2015.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At September 30, 2015, availability under this facility, which backs our $2,000 million commercial paper program discussed below, was $1,466 million. Availability under this facility is reduced by outstanding borrowings, outstanding letters of credit provided under the facility and notes issued under our $2,000 million commercial paper program. A small portion of our availability under this facility is impacted by changes in the euro/U.S. dollar exchange rate. At September 30, 2015, we had $493 million of outstanding commercial paper, no outstanding letters of credit and no outstanding borrowings under this facility.

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

U.S. Receivables Securitization Facility—In August 2015, we amended our U.S. accounts receivable securitization facility. This amendment, among other things, decreased the purchase limit from $1 billion to $900 million, added a $300 million uncommitted accordion feature and extended the term of the facility to August 2018. Our U.S. accounts receivable securitization facility provides liquidity through the sale or contribution of trade receivables by certain of our U.S. subsidiaries to a wholly owned, bankruptcy-remote subsidiary on an ongoing basis and without recourse. The bankruptcy-remote subsidiary may then, at its option and subject to a borrowing base of eligible receivables, sell undivided interests in the pool of trade receivables to financial institutions participating in the facility. In the event of liquidation, the bankruptcy-remote subsidiary’s assets will be used to satisfy the claims of its creditors prior to any assets or value in the bankruptcy-remote subsidiary becoming available to us. We are responsible for servicing the receivables. This facility also provides for the issuance of letters of credit up to $200 million. At September 30, 2015, there were no borrowings or letters of credit outstanding under the facility. Availability under this facility was $815 million at that date.

Other—At September 30, 2015 and December 31, 2014, our weighted average interest rates on outstanding short-term debt were 0.4%.

Debt Discount and Issuance Costs

Amortization of debt discounts and debt issuance costs resulted in amortization expense of $12 million and $16 million in the nine months ended September 30, 2015 and 2014, respectively, which is included in Interest expense in the Consolidated Statements of Income.

7.	Financial Instruments

Cash Concentration—Our cash equivalents are placed in high-quality commercial paper, money market funds and time deposits with major international banks and financial institutions.

Market Risks—We are exposed to market risks, such as changes in commodity pricing, currency exchange rates and interest rates. To manage the volatility related to these exposures, we selectively enter into derivative transactions pursuant to our risk management policies. Derivative instruments are recorded at fair value on the balance sheet. Gains and losses related to changes in the fair value of derivative instruments not designated as hedges are recorded in earnings. For derivatives that have been designated as fair value hedges, the gains and losses of the derivatives and hedged instruments are recorded in earnings. For derivatives designated as cash flow and net investment hedges, the effective portion of the gains and losses is recorded through Other comprehensive income (loss). The ineffective portion of cash flow and net investment hedges is recorded in earnings.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Marketable Securities—We invest cash in investment-grade securities for periods generally not exceeding two years. Investments in securities with original maturities of three months or less are classified as Cash and cash equivalents. At September 30, 2015 and December 31, 2014, we had marketable securities classified as Cash and cash equivalents of $613 million and $431 million, respectively.

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

Repurchase Agreements—We invest in tri-party repurchase agreements. Under these agreements, we make cash purchases of securities according to a pre-agreed profile from our counterparties. The counterparties have an obligation to repurchase, and we have an obligation to sell, the same or substantially the same securities at a pre-defined date for a price equal to the purchase price plus interest. These securities, which pursuant to our policy are held by a third-party custodian and must generally have a minimum collateral value of 102%, secure the counterparty’s obligation to repurchase the securities. Depending upon maturity, these tri-party repurchase agreements are treated as short-term loans receivables reflected in Prepaid expenses and other current assets or as long-term loans receivables reflected in Other investments and long-term receivables on our Consolidated Balance Sheets. The balance of our investment at September 30, 2015 and December 31, 2014 was $448 million and $350 million, respectively.

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

Foreign Currency Rates—We have significant worldwide operations. The functional currencies of our consolidated subsidiaries through which we operate are primarily the U.S. dollar and the euro. We enter into transactions denominated in currencies other than our designated functional currencies. As a result, we are exposed to foreign currency risk on receivables and payables. We maintain risk management control policies intended to monitor foreign currency risk attributable to our outstanding foreign currency balances. These control policies involve the centralization of foreign currency exposure management, the offsetting of exposures and the estimating of expected impacts of changes in foreign currency rates on our earnings. We enter into foreign currency forward contracts to reduce the effects of our net currency exchange exposures. At September 30, 2015, foreign currency forward contracts in the notional amount of $420 million, maturing in October 2015 through December 2015, were outstanding.

For forward contracts that economically hedge recognized monetary assets and liabilities in foreign currencies, no hedge accounting is applied. Changes in the fair value of foreign currency forward contracts, which are reported in the Consolidated Statements of Income, are offset in part by the currency translation results recognized on the assets and liabilities.

Foreign Currency Gain (Loss)—Other income, net, in the Consolidated Statements of Income reflected gains of $3 million and $7 million for the three and nine months ended September 30, 2015 and losses of $1 million and less than $1 million for the three and nine months ended September 30, 2014, respectively.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Basis Swaps—During the third quarter of 2015, we entered into cross-currency floating-to-floating interest rate swaps (“basis swaps”) to reduce the volatility in stockholders’ equity resulting from changes in currency exchange rates of our foreign subsidiaries with respect to the U.S. dollar. Under the terms of these contracts, which have been designated as net investment hedges, we will make interest payments in euros at 3 Month EURIBOR plus basis and will receive interest in U.S. dollars at 3 Month LIBOR. Upon the maturities of these contracts, we will pay the principal amount in euros and receive U.S. dollars from our counterparties.

We use the long-haul method to assess hedge effectiveness using a regression analysis approach under the hypothetical derivative method. We perform the regression analysis of our basis swap contracts at least on a quarterly basis over an observation period of three years, utilizing data that is relevant to the hedge duration. We use the forward method to measure ineffectiveness.

The effective portion of the unrealized gains and losses on these basis swap contracts is reported in Accumulated other comprehensive loss and reclassified to earnings only when realized upon the sale or upon complete or substantially complete liquidation of the investment in the foreign entity. Cash flows from basis swaps are reported in Cash flows from investing activities in the Consolidated Statement of Cash Flows.

There was no ineffectiveness recorded during the three and nine months ended September 30, 2015.

The following table summarizes our basis swaps outstanding:

		September 30, 2015
Millions of dollars, except expiration date and rates	Expiration Date	Average Interest Rate	Notional Value	Fair Value
Pay Euro	2016	(.22)%	$500	$5
Receive U.S. dollars		.33%

Pay Euro	2017	(.26)%	305	3
Receive U.S. dollars		.33%

Pay Euro	2018	(.27)%	139	2
Receive U.S. dollars		.33%

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

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

There was no ineffectiveness recorded during the three and nine months ended September 30, 2015.

The following table summarizes our cross-currency swaps outstanding:

			September 30, 2015		December 31, 2014
Millions of dollars, except expiration date and rates	Expiration Date	Average Interest Rate	Notional Value	Fair Value	Notional Value	Fair Value
Pay Euro	2021	4.55%	$1,000	$133	$1,000	$19
Receive U.S. dollars		6.00%

Pay Euro	2024	4.37%	1,000	136	1,000	16
Receive U.S. dollars		5.75%

Pay Euro	2027	3.69%	300	7	—	—
Receive U.S. dollars		5.49%

Forward-Starting Interest Rate Swaps—In March 2015, we entered into forward-starting interest rate swaps to mitigate the risk of adverse changes in the benchmark interest rates on the anticipated refinancing of our senior notes due 2019. These interest rate swaps will be terminated upon debt issuance. The total notional amount of these forward-starting interest rate swaps was $1,000 million at September 30, 2015. The ineffectiveness recorded for this hedging relationship was less than $1 million during the three and nine months ended September 30, 2015.

In January 2015, we entered into forward-starting interest rate swaps with a total notional value of $750 million to mitigate the risk of adverse changes in the benchmark interest rates on the Company’s planned issuance of fixed-rate debt in 2015. These forward-starting interest rate swaps were terminated upon issuance of the $1,000 million senior notes due 2055 in March 2015. The ineffectiveness recorded for this hedging relationship was less than $1 million during the nine months ended September 30, 2015.

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

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of September 30, 2015, $1 million (on a pretax basis) is scheduled to be reclassified as an increase to interest expense over the next twelve months.

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

Changes in the fair value of the derivatives and changes in the value of the hedged items based on changes in the benchmark interest rate are recorded as Interest expense in our Consolidated Statements of Income. We evaluate the effectiveness of the hedging relationship periodically and calculate the changes in the fair value of the derivatives and the underlying hedged items separately. We recognized net gains of $10 million and $32 million for the three and nine months ended September 30, 2015, respectively and a net gain of $6 million for each of the three and nine months ended September 30, 2014, related to the ineffectiveness of our hedging relationships.

At September 30, 2015, we had outstanding interest rate swap agreements with notional amounts of $2,000 million, maturing in April 15, 2019.

Available-for-Sale Securities—The following table summarizes the amortized cost, gross unrealized gains and losses, and fair value of available-for-sale securities measured on a recurring basis that are outstanding as of September 30, 2015 and December 31, 2014. Refer to Note 8 for additional information regarding the fair value of available-for-sale securities.

	September 30, 2015
Millions of dollars	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$1,039	$1	$—	$1,040
Bonds	213	—	—	213
Certificates of deposit	150	—	(1)	149
Time deposit	200	—	—	200

Total available-for-sale securities	$1,602	$1	$(1)	$1,602

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2014
Millions of dollars	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$1,029	$1	$—	$1,030
Bonds	414	—	(1)	413
Certificates of deposit	150	—	—	150

Total available-for-sale securities	$1,593	$1	$(1)	$1,593

No losses related to other-than-temporary impairments of our available-for-sale investments have been recorded in Accumulated other comprehensive loss during the nine months ended September 30, 2015 and the year ended December 31, 2014.

As of September 30, 2015, the commercial paper securities held by the Company had maturities between less than one and ten months, bonds had maturities between less than one and twenty-four months, certificates of deposit mature within seventeen months and time deposits mature within two months.

The proceeds from maturities and sales of our available-for-sale securities during the three and nine months ended September 30, 2015 and 2014 are summarized in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2015	2014	2015	2014
Proceeds from maturities of securities	$622	$652	$1,437	$924
Proceeds from sales of securities	19	—	201	—

We recognized realized gains of less than $1 million in connection with the sale of securities during both the three and nine months ended September 30, 2015.

The specific identification method was used to identify the cost of the securities sold and the amounts reclassified out of Accumulated other comprehensive income into earnings.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the fair value and unrealized losses related to available-for-sale securities that were in a continuous unrealized loss position for less than and greater than twelve months as of September 30, 2015 and December 31, 2014.

	September 30, 2015
	Less than 12 months		Greater than 12 months
Millions of dollars	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Commercial paper	$95	$—	$—	$—
Bonds	123	—	27	—
Certificates of deposit	149	(1)	—	—
Time deposit	200	—	—	—

Total	$567	$(1)	$27	$—

	December 31, 2014
	Less than 12 months		Greater than 12 months
Millions of dollars	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Commercial paper	$45	$—	$—	$—
Bonds	294	(1)	—	—
Certificates of deposit	150	—	—	—

Total	$489	$(1)	$—	$—

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Instruments—The following table summarizes financial instruments outstanding as of September 30, 2015 and December 31, 2014 that are measured at fair value on a recurring basis. Refer to Note 8 for additional information regarding the fair value of financial instruments.

		September 30, 2015		December 31, 2014
Millions of dollars	Balance Sheet Classification	Notional Amount	Fair Value	Notional Amount	Fair Value
Assets–
Derivatives designated as cash flow hedges:
Cross-currency swaps	Other assets	$2,300	$258	$2,000	$30
Cross-currency swaps	Prepaid expenses and other current assets	—	18	—	5
Forward-starting interest rate swaps	Other assets	600	5	—	—

Derivatives designated as fair value hedges:
Fixed-for-floating interest rate swaps	Other assets	2,000	44	2,000	10
Fixed-for-floating interest rate swaps	Prepaid expenses and other current assets	—	13	—	6

Derivatives not designated as hedges:
Commodities	Prepaid expenses and other current assets	11	4	—	2
Embedded derivatives	Prepaid expenses and other current assets	76	11	77	3
Foreign currency	Prepaid expenses and other current assets	48	—	107	—

Non-derivatives:
Available-for-sale securities	Short-term investments	1,612	1,602	1,587	1,593

		$6,647	$1,955	$5,771	$1,649

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

		September 30, 2015		December 31, 2014
Millions of dollars	Balance Sheet Classification	Notional Amount	Fair Value	Notional Amount	Fair Value
Liabilities–
Derivatives designated as net investment hedges:
Basis swaps	Accrued liabilities	$500	$5	$—	$—
	Other liabilities	444	5	—	—

Derivatives designated as cash flow hedges:
Forward-starting interest rate swaps	Other liabilities	400	8	—	—

Derivatives not designated as hedges:
Commodities	Accrued liabilities	15	1	28	1
Foreign currency	Accrued liabilities	372	7	680	13

Non-derivatives:
Performance share awards	Accrued liabilities	21	21	22	22
Performance share awards	Other liabilities	14	14	14	14

		$1,766	$61	$744	$50

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the pretax effect of derivative instruments charged directly to income.

	Effect of Financial Instruments
	Three Months Ended September 30, 2015
Millions of dollars	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI to Income	Additional Gain (Loss) Recognized in Income	Income Statement Classification
Derivatives designated as net investment hedges:
Basis swaps	$(10)	$—	$—	Other income, net

Derivatives designated as cash-flow hedges:
Cross-currency swaps	32	5	—	Other income, net
Forward-starting interest rate swaps	(68)	—	(1)	Interest expense

Derivatives designated as fair value hedges:
Fixed-for-floating interest rate swaps	—	—	31	Interest expense

Derivatives not designated as hedges:
Commodities	—	—	(12)	Sales and other operating revenues
Commodities	—	—	11	Cost of sales
Embedded derivatives	—	—	3	Cost of sales
Foreign currency	—	—	(4)	Other income, net

	$(46)	$5	$28

	Three Months Ended September 30, 2014
Millions of dollars	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI to Income	Additional Gain (Loss) Recognized in Income	Income Statement Classification
Derivatives designated as fair value hedges:
Fixed-for-floating interest rate swaps	$—	$—	$(3)	Interest expense
Derivatives not designated as hedges:
Commodities	—	—	(3)	Cost of sales
Embedded derivatives	—	—	6	Cost of sales
Foreign currency	—	—	(42)	Other income, net

	$—	$—	$(42)

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Effect of Financial Instruments
	Nine Months Ended September 30, 2015
Millions of dollars	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI to Income	Additional Gain (Loss) Recognized in Income	Income Statement Classification
Derivatives designated as net investment hedges:
Basis swaps	$(10)	$—	$—	Other income, net

Derivatives designated as cash-flow hedges:
Cross-currency swaps	229	(148)	—	Other income, net
Forward-starting interest rate swaps	12	—	—	Interest expense

Derivatives designated as fair value hedges:
Fixed-for-floating interest rate swaps	—	—	56	Interest expense

Derivatives not designated as hedges:
Commodities	—	—	(3)	Sales and other operating revenues
Commodities	—	—	20	Cost of sales
Embedded derivatives	—	—	10	Cost of sales
Foreign currency	—	—	(63)	Other income, net

	$231	$(148)	$20

	Nine Months Ended September 30, 2014
Millions of dollars	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI to Income	Additional Gain (Loss) Recognized in Income	Income Statement Classification
Derivatives designated as cash-flow hedges:
Forward-starting interest rate swaps	$(17)	$—	$(1)	Interest expense

Derivatives designated as fair value hedges:
Fixed-for-floating interest rate swaps	—	—	(3)	Interest expense

Derivatives not designated as hedges:
Commodities	—	—	4	Cost of sales
Embedded derivatives	—	—	1	Cost of sales
Foreign currency	—	—	(37)	Other income, net

	$(17)	$—	$(36)

The pretax effect of additional gain (loss) recognized in income for the fixed-for-floating interest rate swaps includes the net value for accrued interest of $7 million and $22 million for the three and nine months ended September 30, 2015, respectively, and $4 million for each of the three and nine months ended September 30, 2014.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	Fair Value Measurement

The following table presents the financial instruments outstanding as of September 30, 2015 and December 31, 2014 that are measured at fair value on a recurring basis.

	September 30, 2015
Millions of dollars	Fair Value	Level 1	Level 2	Level 3
Assets–
Derivatives:
Cross-currency swaps	$276	$—	$276	$—
Forward-starting interest rate swaps	5	—	5	—
Fixed-for-floating interest rate swaps	57	—	57	—
Commodities	4	2	2	—
Embedded derivatives	11	—	11	—
Non-derivatives:
Available-for-sale securities	1,602	—	1,602	—

	$1,955	$2	$1,953	$—

Liabilities–
Derivatives:
Basis swaps	$10	$—	$10	$—
Forward-starting interest rate swaps	8	—	8	—
Commodities	1	—	1	—
Foreign currency	7	—	7	—
Non-derivatives:
Performance share awards	35	35	—	—

	$61	$35	$26	$—

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2014
Millions of dollars	Fair Value	Level 1	Level 2	Level 3
Assets–
Derivatives:
Cross-currency swaps	$35	$—	$35	$—
Fixed-for-floating interest rate swaps	16	—	16	—
Commodities	2	2	—	—
Embedded derivatives	3	—	3	—
Non-derivatives:
Available-for-sale securities	1,593	—	1,593	—

	$1,649	$2	$1,647	$—

Liabilities–
Derivatives:
Commodities	$1	$1	$—	$—
Foreign currency	13	—	13	—
Non-derivatives:
Performance share awards	36	36	—	—

	$50	$37	$13	$—

There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2015 and the year ended December 31, 2014.

The following table presents the carrying value and estimated fair value of our financial instruments that are not measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014. Short-term and long-term loans receivable and short-term and long-term debt are recorded at amortized cost in the Consolidated Balance Sheets. The carrying and fair values of short-term and long-term debt exclude capital leases.

	September 30, 2015
Millions of dollars	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Non-derivatives:
Assets:
Short-term loans receivable	$347	$347	$—	$347	$—
Long-term loans receivable	101	101	—	101	—

Total	$448	$448	$—	$448	$—

Liabilities:
Short-term debt	$76	$65	$—	$65	$—
Long-term debt	7,741	8,165	—	8,161	4

Total	$7,817	$8,230	$—	$8,226	$4

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2014
Millions of dollars	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Non-derivatives:
Assets:
Short-term loans receivable	$350	$350	$—	$350	$—

Liabilities:
Short-term debt	$77	$74	$—	$74	$—
Long-term debt	6,756	7,529	—	7,523	6

Total	$6,833	$7,603	$—	$7,597	$6

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

We use the following inputs and valuation techniques to estimate the fair value of our financial instruments:

Basis Swaps—The fair value of our basis swap contracts is calculated using the present value of future cash flows discounted using observable inputs such as known notional value amounts, yield curves, spot and forward exchange rates as well as discount rates.

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

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

9.	Pension and Other Postretirement Benefits

Net periodic pension benefits included the following cost components for the periods presented:

	U.S. Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2015	2014	2015	2014
Service cost	$11	$10	$33	$32
Interest cost	21	22	64	66
Expected return on plan assets	(37)	(38)	(110)	(116)
Actuarial and investment loss amortization	3	—	9	—

Net periodic benefit credits	$(2)	$(6)	$(4)	$(18)

	Non-U.S. Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2015	2014	2015	2014
Service cost	$8	$7	$25	$22
Interest cost	8	12	28	35
Expected return on plan assets	(6)	(6)	(19)	(19)
Settlements gain	—	—	—	(1)
Prior service cost amortization	1	1	2	3
Actuarial and investment loss amortization	1	1	5	3

Net periodic benefit costs	$12	$15	$41	$43

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net periodic other postretirement benefits included the following cost components for the periods presented:

	U.S. Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2015	2014	2015	2014
Service cost	$1	$1	$3	$3
Interest cost	3	4	10	11
Actuarial loss amortization	1	—	2	2

Net periodic benefit costs	$5	$5	$15	$16

	Non-U.S. Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2015	2014	2015	2014
Interest cost	$—	$—	$1	$1
Actuarial loss amortization	1	—	3	1

Net periodic benefit costs	$1	$—	$4	$2

The total net periodic cost of our pension and other postretirement benefit plans were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2015	2014	2015	2014
Pension plans	$10	$9	$37	$25
Other postretirement benefit plans	6	5	19	18

Net periodic benefit costs	$16	$14	$56	$43

10.	Income Taxes

Our effective income tax rate for the third quarter of 2015 was 29.1% compared with 25.6% for the third quarter of 2014. For the first nine months of 2015, the effective income tax rate was 28.5% compared with 26.9% for the first nine months of 2014. Our effective tax rate fluctuates based on, among other factors, changes in pretax income in countries with varying statutory tax rates, the U.S. domestic production activity deduction, changes in valuation allowances and changes in unrecognized tax benefits associated with uncertain tax positions.

Compared with the third quarter of 2014, the higher effective tax rate for the third quarter of 2015 was primarily due to reductions in foreign exchange losses, partially offset by increases in exempt income. Compared with the first nine months of 2014, the effective tax rate for the first nine months of 2015 was higher primarily due to reductions in foreign exchange losses. Other items which had an impact to the effective tax rate included increased exempt income and changes in pretax income in countries with varying statutory tax rates, offset by a reduced U.S. domestic production activity deduction, notional royalties, and changes in return to accrual adjustments.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A portion of the Company’s interest income from internal financing is either untaxed or taxed at rates substantially lower than the U.S. statutory rate. We currently anticipate favorable treatment for the interest income to continue in 2015; however, this treatment may be prospectively impacted by potential changes in the law, including adoption of certain proposals for base erosion and profit shifting.

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

Environmental Remediation—Our accrued liability for future environmental remediation costs at current and former plant sites and other remediation sites totaled $97 million and $106 million as of September 30, 2015 and December 31, 2014, respectively. At September 30, 2015, the accrued liabilities for individual sites range from less than $1 million to $18 million. The remediation expenditures are expected to occur over a number of years, and not to be concentrated in any single year. In our opinion, it is reasonably possible that losses in excess of the liabilities recorded may have been incurred. However, we cannot estimate any amount or range of such possible additional losses. New information about sites, new technology or future developments such as involvement in investigations by regulatory agencies, could require us to reassess our potential exposure related to environmental matters.

The following table summarizes the activity in our accrued environmental liability included in “Accrued liabilities” and “Other liabilities:”

	Nine Months Ended September 30,
Millions of dollars	2015	2014
Beginning balance	$106	$120
Additional provision	6	—
Changes in estimates	(3)	—
Amounts paid	(6)	(5)
Foreign exchange effects	(6)	(7)
Other	—	(3)

Ending balance	$97	$105

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

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Indemnification—We are parties to various indemnification arrangements, including arrangements entered into in connection with acquisitions, divestitures and the formation and dissolution of joint ventures. Pursuant to these arrangements, we provide indemnification to and/or receive indemnification from other parties in connection with liabilities that may arise in connection with the transactions and in connection with activities prior to completion of the transactions. These indemnification arrangements typically include provisions pertaining to third party claims relating to environmental and tax matters and various types of litigation. As of September 30, 2015, we had not accrued any significant amounts for our indemnification obligations, and we are not aware of other circumstances that would likely lead to significant future indemnification obligations. We cannot determine with certainty the potential amount of future payments under the indemnification arrangements until events arise that would trigger a liability under the arrangements.

As part of our technology licensing contracts, we give indemnifications to our licensees for liabilities arising from possible patent infringement claims with respect to certain proprietary licensed technologies. Such indemnifications have a stated maximum amount and generally cover a period of five to ten years.

12.	Stockholders’ Equity

Dividend distributions—The following table summarizes the dividends paid in the periods presented:

Millions of dollars, except per share amounts	Dividend Per Ordinary Share	Aggregate Dividends Paid	Date of Record
March	$0.70	$334	March 2, 2015
June	0.78	368	June 1, 2015
September	0.78	361	August 25, 2015

	$2.26	$1,063

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table summarizes our share repurchase activity:

	Nine Months Ended September 30, 2015
		Average	Total Purchase
	Shares	Purchase	Price, Including
Millions of dollars, except shares and per share amounts	Repurchased	Price	Commissions
April 2014 Share Repurchase Program	19,892,101	$86.40	$1,719
May 2015 Share Repurchase Program	19,214,553	89.80	1,725

	39,106,654	$88.07	$3,444

	Nine Months Ended September 30, 2014
		Average	Total Purchase
	Shares	Purchase	Price, Including
Millions of dollars, except shares and per share amounts	Repurchased	Price	Commissions
May 2013 Share Repurchase Program	30,225,236	$90.31	$2,730
April 2014 Share Repurchase Program	15,866,941	105.71	1,677

	46,092,177	$95.61	$4,407

Due to the timing of settlements, total cash paid for share repurchases for the nine months ended September 30, 2015 and 2014 was $3,436 million and $4,347 million, respectively.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Ordinary Shares—The changes in the outstanding amounts of ordinary shares are as follows:

	Nine Months Ended
	September 30,
	2015	2014
Ordinary shares outstanding:
Beginning balance	486,969,402	548,824,138
Share-based compensation	4,955,719	1,255,317
Warrants exercised	1,802	1,018
Employee stock purchase plan	24,689	17,789
Purchase of ordinary shares	(39,106,654)	(46,092,177)

Ending balance	452,844,958	504,006,085

Treasury Shares—The changes in the amounts of treasury shares held by the Company are as follows:

	Nine Months Ended September 30,
	2015	2014
Ordinary shares held as treasury shares:
Beginning balance	91,463,729	29,607,877
Share-based compensation	(4,955,719)	(1,255,317)
Warrants exercised	150	—
Employee stock purchase plan	(24,689)	(17,789)
Purchase of ordinary shares	39,106,654	46,092,177

Ending balance	125,590,125	74,426,948

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accumulated Other Comprehensive Income (Loss)—The components of, and after-tax changes in, Accumulated other comprehensive income (loss) as of and for the nine months ended September 30, 2015 and 2014 are presented in the following table:

Millions of dollars	Financial Derivatives	Net Unrealized Holding Gains on Investments Net of Tax	Defined Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustments	Total
Balance – January 1, 2015	$(80)	$—	$(449)	$(497)	$(1,026)
Other comprehensive income (loss) before reclassifications	185	(1)	—	(406)	(222)
Amounts reclassified from accumulated other comprehensive loss	(148)	—	15	—	(133)

Net other comprehensive income (loss)	37	(1)	15	(406)	(355)

Balance – September 30, 2015	$(43)	$(1)	$(434)	$(903)	$(1,381)

Balance – January 1, 2014	$—	$—	$(140)	$236	$96
Other comprehensive income (loss) before reclassifications	(13)	1	(7)	(594)	(613)
Amounts reclassified from accumulated other comprehensive income	—	—	7	—	7

Net other comprehensive income (loss)	(13)	1	—	(594)	(606)

Balance – September 30, 2014	$(13)	$1	$(140)	$(358)	$(510)

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amounts reclassified out of each component of Accumulated other comprehensive income (loss) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected line item on the Consolidated
Millions of dollars	2015	2014	2015	2014	Statements of Income
Reclassification adjustments for:
Defined pension and other postretirement benefit plan items:
Amortization of:
Prior service cost	$1	$1	$2	$3
Actuarial loss	6	1	19	6
Financial derivatives:
Cross-currency swaps	5	—	(148)	—	Other income, net

Reclassifications, before tax	12	2	(127)	9
Income tax expense	2	1	6	2	Provision for income taxes

Amounts reclassified out of Accumulated other comprehensive income (loss)	$10	$1	$(133)	$7

Amortization of prior service cost and actuarial loss are included in the computation of net periodic pension and other postretirement benefit costs (see Note 9).

Non-Controlling Interests—In June 2015, we received $24 million from a holder of a minority interest in one of our consolidated partnerships to exit the partnership. Accordingly, our interest in this partnership increased resulting in an impact to equity of a $4 million reduction of Non-controlling interests and a $20 million increase in Additional paid-in capital.

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

Earnings per share data and dividends declared per share of common stock are as follows:

	Three Months Ended September 30,
	2015		2014
Millions of dollars	Continuing Operations	Discontinued Operations	Continuing Operations	Discontinued Operations
Net income (loss)	$1,189	$(3)	$1,260	$(3)
Less: net (income) loss attributable to non-controlling interests	(1)	—	1	—

Net income (loss) attributable to the Company shareholders	1,188	(3)	1,261	(3)
Net income attributable to participating securities	(1)	—	(4)	—

Net income (loss) attributable to ordinary shareholders – basic and diluted	$1,187	$(3)	$1,257	$(3)

Millions of shares, except per share amounts
Basic weighted average common stock outstanding	462	462	509	509
Effect of dilutive securities:
Stock options	—	—	3	3
MTI, QPA and PSU awards	1	1	—	—

Potential dilutive shares	463	463	512	512

Earnings (loss) per share:
Basic	$2.57	$(0.01)	$2.47	$(0.01)

Diluted	$2.55	$(0.01)	$2.46	$(0.01)

Participating securities	0.4	0.4	1.5	1.5

Dividends declared per share of common stock	$0.78	$—	$0.70	$—

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Nine Months Ended September 30,
	2015		2014
Millions of dollars	Continuing Operations	Discontinued Operations	Continuing Operations	Discontinued Operations
Net income (loss)	$3,682	$(3)	$3,376	$1
Less: net loss attributable to non-controlling interests	2	—	4	—

Net income (loss) attributable to the Company shareholders	3,684	(3)	3,380	1
Net income attributable to participating securities	(7)	—	(10)	—

Net income (loss) attributable to ordinary shareholders – basic and diluted	$3,677	$(3)	$3,370	$1

Millions of shares, except per share amounts
Basic weighted average common stock outstanding	471	471	526	526
Effect of dilutive securities:
Stock options	1	1	3	3
MTI, QPA and PSU awards	1	1	—	—

Potential dilutive shares	473	473	529	529

Earnings (loss) per share:
Basic	$7.81	$(0.01)	$6.41	$—

Diluted	$7.78	$(0.01)	$6.38	$—

Participating securities	0.4	0.4	1.5	1.5

Dividends declared per share of common stock	$2.26	$—	$2.00	$—

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.	Segment and Related Information

Our operations are managed through five operating segments, as shown below. We disclose the results of each of our operating segments in accordance with ASC 280, Segment Reporting. Each of our operating segments is managed by a senior executive reporting directly to our Chief Executive Officer, the chief operating decision maker. Discrete financial information is available for each of the segments, and our Chief Executive Officer uses the operating results of each of the operating segments for performance evaluation and resource allocation. The activities of each of our segments from which they earn revenues and incur expenses are described below:

•	Olefins and Polyolefins–Americas (“O&P–Americas”). Our O&P–Americas segment produces and markets olefins, including ethylene and ethylene co-products, and polyolefins.

•	Olefins and Polyolefins–Europe, Asia, International (“O&P–EAI”). Our O&P–EAI segment produces and markets olefins, including ethylene and ethylene co-products, polyolefins and specialty products, including polybutene-1 and polypropylene compounds.

•	Intermediates and Derivatives (“I&D”). Our I&D segment produces and markets propylene oxide and its co-products and derivatives, acetyls, including methanol, ethylene oxide and its derivatives, ethanol and oxygenated fuels, or oxyfuels.

•	Refining. Our Refining segment refines heavy, high-sulfur crude oils and other crude oils of varied types and sources available on the U.S. Gulf Coast.

•	Technology. Our Technology segment develops and licenses chemical and polyolefin process technologies and manufactures and sells polyolefin catalysts.

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

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized financial information concerning reportable segments is shown in the following table for the periods presented:

	Three Months Ended September 30, 2015
Millions of dollars	O&P– Americas	O&P– EAI	I&D	Refining	Technology	Other	Total
Sales and other operating revenues:
Customers	$1,838	$2,874	$1,989	$1,559	$74	$—	$8,334
Intersegment	678	58	50	134	26	(946)	—

	2,516	2,932	2,039	1,693	100	(946)	8,334

EBITDA	841	549	460	93	45	13	2,001

	Three Months Ended September 30, 2014
	O&P–	O&P–
Millions of dollars	Americas	EAI	I&D	Refining	Technology	Other	Total
Sales and other operating revenues:
Customers	$2,585	$3,857	$2,652	$2,894	$78	$—	$12,066
Intersegment	1,165	138	39	252	29	(1,623)	—

	3,750	3,995	2,691	3,146	107	(1,623)	12,066

EBITDA	1,157	343	383	110	41	1	2,035

	Nine Months Ended September 30, 2015
	O&P –	O&P –
Millions of dollars	Americas	EAI	I&D	Refining	Technology	Other	Total
Sales and other operating revenues:
Customers	$5,668	$8,748	$5,981	$4,998	$269	$—	$25,664
Intersegment	2,078	156	135	404	74	(2,847)	—

	7,746	8,904	6,116	5,402	343	(2,847)	25,664

EBITDA	2,886	1,398	1,263	401	178	13	6,139

	Nine Months Ended September 30, 2014
	O&P –	O&P –
Millions of dollars	Americas	EAI	I&D	Refining	Technology	Other	Total
Sales and other operating revenues:
Customers	$7,233	$11,579	$7,732	$8,475	$299	$—	$35,318
Intersegment	3,336	263	94	677	88	(4,458)	—

	10,569	11,842	7,826	9,152	387	(4,458)	35,318

EBITDA	2,871	1,018	1,188	376	188	3	5,644

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operating results for our O&P–Americas segment include non-cash charges of $79 million and $101 million in the third quarter and first nine months of 2015, respectively, related to lower of cost or market (“LCM”) inventory valuation adjustments driven by declines in the prices of ethylene, propylene and other products correlated with crude oil. Our O&P–EAI segment’s results for the third quarter and first nine months of 2015 were each negatively impacted by a $6 million LCM inventory valuation adjustment driven mainly by a decline in the price of naphtha. Operating results for our I&D segment reflect non-cash charges of $46 million and $107 million in the third quarter and first nine months of 2015, respectively, related to LCM inventory valuation adjustments driven by declines in the prices of various chemical products within its inventory pools, notably styrene and benzene. In our Refining segment, operating results were negatively impacted by a $50 million LCM inventory valuation adjustment in each of the third quarter and first nine months of 2015, primarily driven by declines in the prices of crude oil.

In the third quarter and first nine months of 2014, operating results for our O&P-Americas segment included a charge of $45 million related to a LCM inventory valuation adjustment driven by a decline in feedstock prices. The O&P–EAI segment operating results for the first nine months of 2014 include a $52 million benefit from a settlement under a 2005 indemnification agreement for certain existing and future environmental liabilities.

A reconciliation of EBITDA to Income from continuing operations before income taxes is shown in the following table for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2015	2014	2015	2014
EBITDA:
Total segment EBITDA	$1,988	$2,034	$6,126	$5,641
Other EBITDA	13	1	13	3
Less:
Depreciation and amortization expense	(248)	(262)	(782)	(772)
Interest expense	(85)	(92)	(233)	(280)
Add:
Interest income	8	13	26	26

Income from continuing operations before income taxes	$1,676	$1,694	$5,150	$4,618

The depreciation and amortization expense for the nine months ended September 30, 2015 reflected in the table above includes $35 million of amortization expense related to expired emission allowance credits, $33 million of which was recognized by our Refining segment.

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

Our asset portfolio continued to demonstrate balance with strong results in the third quarter and first nine months of 2015. Despite the rebalancing of supply/demand in the global ethylene industry and the decline in the price of crude oil since mid-2014 and during the third quarter of 2015, our asset portfolio generated strong results as some product margins expanded while others contracted.

Significant items that affected our results during the third quarter and first nine months of 2015 relative to the third quarter and first nine months of 2014 include:

•	Higher U.S. polyolefin results and higher U.S. olefins volumes on stronger demand and increased operating rates following the 2014 completion of expansions of our La Porte, Texas ethylene and Matagorda, Texas polyethylene facilities, offset by lower olefins margins in the third quarter and first nine months of 2015;

•	Improved European olefins and polyolefins results on higher margins in both 2015 periods and increased polyolefins volumes in the first nine months of 2015;

•	Strong styrene (“SM”) margins driven by tight supply and lower feedstock costs benefited the Intermediates and Derivatives (“I&D”) segment results in the third quarter and first nine months of 2015; and

•	Higher refining margins at our Houston refinery on improved by-product spreads and lower feedstock costs in both 2015 periods.

Other noteworthy items since the beginning of the year include the following:

•	In the second quarter of 2015, we increased our interim dividend by 11%, from $0.70 to $0.78;

•	We repurchased approximately 15 million and 39 million of our outstanding ordinary shares during the third quarter and first nine months of 2015, respectively;

•	We issued $1 billion of 4.625% unsecured notes due 2055 in March 2015; and

•	We completed a 250 million pounds per year ethylene expansion at our Channelview, Texas facility in the third quarter of 2015 and continued construction of an 800 million pounds per year ethylene expansion at our Corpus Christi, Texas facility to be completed in the second quarter of 2016.

Results of operations for the periods discussed are presented in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2015	2014	2015	2014
Sales and other operating revenues	$8,334	$12,066	$25,664	$35,318
Cost of sales	6,465	10,118	19,891	29,950
Selling, general and administrative expenses	194	211	627	612
Research and development expenses	25	31	76	97

Operating income	1,650	1,706	5,070	4,659
Interest expense	(85)	(92)	(233)	(280)
Interest income	8	13	26	26
Other income, net	10	3	35	20
Income from equity investments	93	64	252	193
Provision for income taxes	487	434	1,468	1,242

Income from continuing operations	1,189	1,260	3,682	3,376
Income (loss) from discontinued operations, net of tax	(3)	(3)	(3)	1

Net income	$1,186	$1,257	$3,679	$3,377

RESULTS OF OPERATIONS

Revenues—Revenues decreased by $3,732 million, or 31%, in the third quarter of 2015 compared to the third quarter of 2014 and by $9,654 million, or 27%, in the first nine months of 2015 compared to the first nine months of 2014.

Lower average sales prices were responsible for 25% and 24% of the revenue declines in the third quarter and first nine months of 2015, respectively, relative to prior year periods. The decline in prices for crude oil and other feedstocks in the third quarter and first nine months of 2015 was the primary contributing factor for these lower average sales prices. Unfavorable translation impacts resulting from a significant decline in the euro/U.S. dollar exchange rate further reduced revenues by 5% and 6%, respectively, in the third quarter and first nine months of 2015.

Lower sales volumes in the third quarter of 2015 contributed the remaining 1% to the decline in revenues over the third quarter of 2014. The decrease in sales volumes in the third quarter of 2015 primarily reflects lower ethylene sales volumes in our Olefins and Polyolefins–Europe, Asia, International (“O&P–EAI”) segment driven by operational issues and turnaround activity and lower crude processing rates in our Refining segment.

In the first nine months of 2015, higher sales volumes partially offset the decreases noted above, contributing 3% to higher revenues compared to the first nine months of 2014. The increase in sales volumes primarily reflects higher U.S. olefins and polyethylene volumes in our Olefins and Polyolefins –Americas (“O&P–Americas”) segment and increased acetyls, oxyfuels and propylene oxide (“PO”) and derivatives volumes in our I&D segment. Higher U.S. olefins and polyethylene sales volumes in the first nine months of 2015 reflect stronger demand and capacity additions associated with the completion of an expansion-related turnaround at our La Porte, Texas ethylene facility and at our Matagorda, Texas polyethylene facility. Methanol sales volumes also increased relative to the first nine months of 2014 due to improved operations at both of our Texas methanol facilities and higher production reflecting additional feedstock availability at our La Porte, Texas facility in 2015. Planned and unplanned industry outages during early 2015 led to higher PO and derivatives sales volumes in the first nine months of 2015, while increased demand resulted in higher oxyfuels sales volumes in the first nine months of 2015.

Cost of Sales—Cost of sales decreased by $3,653 million and $10,059 million in the third quarter and first nine months of 2015, respectively, compared to the third quarter and first nine months of 2014.

Cost of sales in the third quarter and first nine months of 2015 includes pre-tax charges totaling $181 million and $264 million, respectively, for non-cash lower of cost or market (“LCM”) inventory valuation adjustments in all of our segments except Technology. In the first nine months of 2015, cost of sales also includes $35 million of amortization expense associated with the expiration of emission allowance credits in our Refining and I&D segments. Cost of sales in the third quarter and first nine months of 2014 included a $45 million charge related to a LCM inventory valuation adjustment driven by a decline in feedstock prices in our O&P–Americas segment and in the first nine months of 2014, a $52 million benefit in our O&P–EAI segment associated with a settlement for certain existing and future environmental claims under a 2005 indemnification agreement.

The decreases in cost of sales in the third quarter and first nine months of 2015 were primarily due to lower feedstock costs. In the third quarter and first nine months of 2015, the raw material costs for heavy liquids and natural gas liquids (“NGLs”) used in our O&P–Americas segment; naphtha and other feedstocks and propylene used in our O&P–EAI segment; benzene, propylene, butane, ethylene and ethanol used in our I&D segment; and crude oil used in our Refining segment were significantly lower relative to the third quarter and first nine months of 2014.

Operating Income—Operating income decreased by $56 million and increased by $411 million in the third quarter and first nine months of 2015, respectively, compared to the third quarter and first nine months of 2014.

Operating income in the third quarter and first nine months of 2015 includes the negative impact of the LCM inventory valuation adjustment and in the first nine months of 2015, the emission credit allowances amortization discussed above. Operating income for the third quarter and first nine months of 2014 included the impact of LCM inventory valuation adjustment and in the first nine months of 2014, the benefit related to the environmental claims settlement also discussed above.

Absent the items discussed above, operating income was higher by $80 million and $717 million in the third quarter and first nine months of 2015, respectively, compared to the same periods in 2014. The improvement in results was primarily driven by the operations of our O&P–EAI and I&D segments and to a lesser extent by the operations of our Refining segment. The primary drivers of the improvement in operating income were higher margins that benefited from lower feedstock costs and improved supply/demand fundamentals in our European olefins and polyolefins businesses. Higher styrene margins in our I&D segment and higher refining margins also contributed to the increases in operating income. These increases were partly offset by lower olefin margins in our O&P–Americas segment primarily driven by lower ethylene prices. Operating results for each of our business segments are discussed further in the “Segment Analysis” section below.

Interest Expense—Interest expense was $7 million and $47 million lower in the third quarter and first nine months of 2015, respectively, compared to the third quarter and first nine months of 2014, primarily due to favorable impacts of $28 million and $88 million, respectively, related to our fixed-for-floating interest rate swaps and cross-currency swaps. See Notes 6, 7 and 8 for additional information related to these swaps. The resulting decrease was offset in part by higher interest charges related to the issuance of our 4.875% guaranteed notes due 2044 in February 2014 and our 4.625% senior notes due 2055 in March 2015.

Income from Equity Investments—Income from equity investments increased by $29 million and $59 million in the third quarter and first nine months of 2015, respectively, relative to the third quarter and first nine months of 2014.

The increase in our Income from equity investments in the third quarter and first nine months of 2015 was primarily driven by improvements at our joint ventures in Poland and South Korea. These benefits were supplemented by higher results for one of our Middle Eastern joint ventures in the third quarter of 2015. Conversely, in the first nine months of 2015, lower results at one of our Middle Eastern joint ventures partially offset the improvement in our Polish and South Korean joint ventures.

A significant increase in margins due to a weaker euro, tight supply stemming from industry outages and higher operating rates in the third quarter and first nine months of 2015 contributed to the better results at our Polish joint venture relative to the corresponding periods in 2014. Improved results at our South Korean joint venture reflect stronger margins, improved operating rates and the favorable impacts of foreign exchange in the third quarter and first nine months of 2015 relative to the same periods in 2014. In the third quarter of 2015, higher margins and better operational reliability led to the higher results at one of our Middle Eastern joint ventures compared to the third quarter of 2014. These benefits were partly offset by lower results in the first nine months of 2015 for another one of our Middle Eastern joint ventures, largely due to lower margins as a result of lower crude oil prices in the first nine months of 2015 compared to the first nine months of 2014.

Income Tax—Our effective income tax rate for the third quarter of 2015 was 29.1% compared with 25.6% for the third quarter of 2014. For the first nine months of 2015, the effective income tax rate was 28.5% compared with 26.9% for the first nine months of 2014. Our effective tax rate fluctuates based on, among other factors, changes in pretax income in countries with varying statutory tax rates, the U.S. domestic production activity deduction, changes in valuation allowances and changes in unrecognized tax benefits associated with uncertain tax positions.

Compared with the third quarter of 2014, the higher effective tax rate for the third quarter of 2015 was primarily due to reductions in foreign exchange losses, partially offset by increases in exempt income. Compared with the first nine months of 2014, the effective tax rate for the first nine months of 2015 was higher primarily due to reductions in foreign exchange losses. Other items which had an impact to the effective tax rate included increased exempt income and changes in pretax income in countries with varying statutory tax rates, offset by a reduced U.S. domestic production activity deduction, notional royalties, and changes in return to accrual adjustments.

A portion of the Company’s interest income from internal financing is either untaxed or taxed at rates substantially lower than the U.S. statutory rate. We currently anticipate favorable treatment for the interest income to continue in 2015; however, this treatment may be prospectively impacted by potential changes in the law, including adoption of certain proposals for base erosion and profit shifting.

We monitor income tax legislative developments in countries where we are tax residents. Management does not believe that recent changes in income tax laws in our tax resident countries will have a material impact on our Consolidated Financial Statements, although new or proposed changes to tax laws could affect our tax liabilities in the future.

Comprehensive Income—Comprehensive income increased by $408 million and $553 million in the third quarter and first nine months of 2015, respectively, compared to the third quarter and first nine months of 2014. The increase in Comprehensive income in the third quarter of 2015 reflects the favorable impact of unrealized net changes in foreign currency translation adjustments partly offset by lower net income. In the first nine months of 2015, Comprehensive income increased on higher net income, the favorable impact of unrealized net changes in foreign currency translation adjustments and to a lesser extent, the benefit of favorable financial derivative adjustments.

The predominant functional currency for our operations outside of the U.S. is the euro. Relative to the U.S. dollar, the value of the euro increased during the third quarter of 2015 and decreased during the third quarter of 2014 and first nine months of 2015 and 2014, resulting in losses as reflected in the Consolidated Statements of Comprehensive Income.

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

Our continuing operations are divided into five reportable segments: O&P–Americas; O&P–EAI; I&D; Refining; and Technology.

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2015	2014	2015	2014
Sales and other operating revenues:
O&P–Americas segment	$2,516	$3,750	$7,746	$10,569
O&P–EAI segment	2,932	3,995	8,904	11,842
I&D segment	2,039	2,691	6,116	7,826
Refining segment	1,693	3,146	5,402	9,152
Technology segment	100	107	343	387
Other, including intersegment eliminations	(946)	(1,623)	(2,847)	(4,458)

Total	$8,334	$12,066	$25,664	$35,318

Income from equity investments:
O&P–Americas segment	$12	$6	$27	$16
O&P–EAI segment	79	56	215	173
I&D segment	2	2	10	4

Total	$93	$64	$252	$193

EBITDA:
O&P–Americas segment	$841	$1,157	$2,886	$2,871
O&P–EAI segment	549	343	1,398	1,018
I&D segment	460	383	1,263	1,188
Refining segment	93	110	401	376
Technology segment	45	41	178	188
Other, including intersegment eliminations	13	1	13	3

Total	$2,001	$2,035	$6,139	$5,644

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

Operating results were lower in the third quarter 2015, primarily due to lower olefins results that were partially offset by improvements in polyolefins compared to the third quarter of 2014. In the first nine months of 2015, improved polyolefin results more than offset the lower olefins results, leading to slightly higher segment earnings relative to the first nine months of 2014. Olefins results in the third quarter and first nine months of 2015 reflect lower margins which were offset in part by higher sales volumes. Margin improvements in the third quarter and first nine months of 2015 led to the increased polyethylene and polypropylene results over the respective periods in 2014.

Prices for heavy liquids, NGLs and olefins have declined significantly since the third quarter of 2014, to levels that have not been seen in recent years. These declines resulted in the recognition of non-cash, LCM inventory adjustments of $45 million and $234 million during the third and fourth quarters of 2014, respectively. Further volatility in the benchmark prices for heavy liquids and natural gas and certain correlated products, particularly ethylene and crude C4 chemicals, during the first quarter of 2015 led to an additional LCM inventory valuation adjustment of $43 million in the first quarter of 2015. During the second quarter of 2015, a recovery of market prices occurred and as a result, we recognized a non-cash benefit of $21 million for the partial reversal of the $43 million LCM inventory valuation adjustment discussed above. Market volatility in benchmark prices continued through the third quarter of 2015, resulting in an additional LCM inventory valuation adjustment of $79 million in third quarter of 2015.

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

Production economics for the industry favored NGLs in 2014 and have continued to do so in 2015. During the third quarter and first nine months of 2015, we produced approximately 88% of our U.S. ethylene production from NGLs compared to approximately 87% in the third quarter and first nine months of 2014.

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

	Average Benchmark Price and Percent Change Versus Prior Year Period Average
	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
Crude oil, dollars per barrel:
West Texas Intermediate (“WTI”)	45.36	97.25	(53)%	56.60	99.62	(43)%
Light Louisiana Sweet (“LLS”)	50.20	101.03	(50)%	55.32	103.63	(47)%
Natural gas (Henry Hub), dollars per million BTUs	2.72	4.19	(35)%	2.73	4.65	(41)%
United States, cents per pound:
Weighted average cost of ethylene production	9.6	14.5	(34)%	9.8	17.1	(43)%
Ethylene	30.3	51.8	(42)%	33.1	49.1	(33)%
Polyethylene (high density)	64.3	78.0	(18)%	65.8	77.1	(15)%
Propylene - polymer grade	33.2	70.8	(53)%	41.5	71.3	(42)%
Polypropylene	59.3	86.3	(31)%	62.9	86.4	(27)%

The following table sets forth selected financial information for the O&P–Americas segment including Income from equity investments, which is a component of EBITDA.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions of dollars	2015	2014	2015	2014
Sales and other operating revenues	$2,516	$3,750	$7,746	$10,569
Income from equity investments	12	6	27	16
EBITDA	841	1,157	2,886	2,871

Revenues—Revenues for our O&P–Americas segment decreased by $1,234 million, or 33%, in the third quarter of 2015 and by $2,823 million, or 27%, in the first nine months of 2015 compared to the third quarter and first nine months of 2014, respectively.

Lower average sales prices resulted in revenue decreases of 35% and 30% in the third quarter and first nine months of 2015, respectively, compared to the same periods in 2014. Average sales prices for ethylene were lower in the third quarter and first nine months of 2015 primarily due to the significant decline in prices for crude oil and correlated products relative to prices in the corresponding periods of 2014 and increased market supply. Polyethylene and polypropylene sales prices declined less in the third quarter and first nine months of 2015 than the prices of their respective feedstocks, ethylene and propylene.

These decreases in revenues were offset in part by higher sales volumes, which contributed 2% and 3% to revenues in the third quarter and first nine months of 2015, respectively, compared to the third quarter and first nine months of 2014. Ethylene sales volumes were higher on stronger demand and increased production reflecting higher capacity following the completion of an expansion-related turnaround at our La Porte, Texas facility during 2014. In the first nine months of 2015, higher ethylene sales volumes also reflect additional production related to less planned and unplanned downtime at our Channelview, Texas facility. Polyethylene sales volumes improved in the first nine months of 2015, largely due to the completion of an expansion-related turnaround at our Matagorda, Texas facility in the first quarter of 2014, as well as stronger demand and increased export sales in the 2015 periods compared to the first nine months of 2014. Polypropylene sales volumes were relatively unchanged in the third quarter and first nine months of 2015 compared to the same periods in the 2014.

EBITDA—EBITDA decreased by $316 million, or 27%, in the third quarter of 2015 compared to the third quarter of 2014. This 27% decline in EBITDA in the third quarter of 2015 represents decreases of 30% related to lower margins and 3% associated with the impact of net non-cash LCM inventory valuation charges of $34 million discussed above. These decreases were partly offset by a 5% increase related to higher volumes and a 1% increase related to improvements in our income from equity investments in the third quarter of 2015 relative to the third quarter of 2014.

In the first nine months of 2015, EBITDA increased by $15 million, or 1%, compared to the first nine months of 2014. This improvement in EBITDA reflects increases of 21% related to higher volumes and 1% associated with improvements in our income from equity investments, partially offset by decreases of 19% for lower margins and 2% for the $56 million net, non-cash charges related to LCM inventory valuation adjustments discussed above.

The increases in sales volumes in the third quarter and first nine months of 2015 as compared to the prior year periods were a result of downtime and expansion-related activities in 2014 and increased demand discussed above.

Margins were lower in the third quarter and first nine months of 2015, largely driven by a decline in olefin margins that was offset in part by improvements in polyethylene and polypropylene margins relative to the third quarter and first nine months of 2014. Olefin margins declined in the third quarter and first nine months of 2015 as the average sales price of ethylene was driven down initially by the decline in naphtha feedstock prices, which generally trend with crude oil prices, and subsequently in the third quarter by improved market supply due to an improvement in industry operating rates. A decrease in our cost of ethylene production partially offset the impact of the ethylene sales price decline in the third quarter and first nine months of 2015 lessening the impact of lower margins on those periods. Lower NGL and heavy liquids feedstock costs in the third quarter and first nine months of 2015 outpaced the lower selling price of our co-products, resulting in decreases to our cost of ethylene production compared to the same periods in 2014.

Polyethylene margins improved in the third quarter and first nine months of 2015 as decreases in the cost of ethylene feedstock more than offset lower average sales prices relative to the third quarter and first nine months of 2014. Polypropylene margins, which were higher in the third quarter and first nine months of 2015, benefited from lower propylene feedstock costs, which in part reflect lower crude oil prices, and higher average sales prices relative to propylene, driven by industry operating issues.

Olefins and Polyolefins–Europe, Asia, International Segment

Overview—Higher operating results in the third quarter and first nine months of 2015 primarily reflect margin improvements for olefins and European polyolefins and to a lesser extent, increases in our income from equity investments relative to the third quarter and first nine months of 2014. Olefins margins in the third quarter and first nine months of 2015 reflect a larger decline in our cost of ethylene production than the decreases in olefin product prices. Polyethylene and polypropylene margins were higher due to supply constraints as a result of several industry outages and the benefit of a lower price position compared to other regions resulting from the weakness in the euro. Higher overall sales volumes also contributed to the improved operating results in the first nine months of 2015.

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

	Average Benchmark Price and Percent Change Versus Prior Year Period Average
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2015	2014	Change	2015	2014	Change
Brent crude oil, dollars per barrel	50.27	103.46	(51)%	51.01	106.99	(52)%
Western Europe benchmark prices, €0.01 per pound:
Weighted average cost of ethylene production	14.4	31.5	(54)%	20.2	32.9	(39)%
Ethylene	46.6	54.1	(14)%	44.4	53.9	(18)%
Polyethylene (high density)	61.2	55.4	10%	55.7	55.5	—%
Propylene	41.7	51.9	(20)%	41.1	51.8	(21)%
Polypropylene (homopolymer)	59.3	61.4	(3)%	57.2	60.9	(6)%

Average exchange rate, $US per €	1.11	1.33	(17)%	1.12	1.36	(18)%

The following table sets forth selected financial information for the O&P–EAI segment including Income from equity investments, which is a component of EBITDA.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions of dollars	2015	2014	2015	2014
Sales and other operating revenues	$2,932	$3,995	$8,904	$11,842
Income from equity investments	79	56	215	173
EBITDA	549	343	1,398	1,018

Revenues—Revenues decreased by $1,063 million, or 27%, in the third quarter of 2015 compared to the third quarter of 2014 and by $2,938 million, or 25%, in the first nine months of 2015 compared to the first nine months of 2014.

Lower average sales prices and a significantly weaker euro versus the U.S. dollar each decreased revenues by 13% in each the third quarter and first nine months of 2015 compared to the corresponding periods in 2014. Average sales prices were lower for most products as sales prices generally trend with crude oil prices, which have significantly declined compared to the third quarter and first nine months of 2014.

Lower sales volumes in the third quarter of 2015 resulted in a 1% decrease in revenues compared to the third quarter of 2014, while higher sales volumes in the first nine months of 2015 increased revenues by 1% compared to the first nine months of 2014. Declines in olefins sales volumes in the third quarter and first nine months of 2015 relative to the same prior year periods were largely due to operational issues and turnaround activity. In the first nine months of 2015, polyethylene and polypropylene sales volumes were higher compared to the first nine months of 2014, largely due to strong European demand and supply constraints as a result of several industry outages. Sales volumes for PP compounding were higher in the third quarter and first nine months of 2015, reflecting higher demand in the automotive industry relative to the third quarter and first nine months of 2014.

EBITDA—EBITDA increased by $206 million, or 60%, in the third quarter of 2015 compared to the third quarter of 2014. This 60% improvement in EBITDA in the third quarter of 2015 was driven by a 73% increase related to margins as well as an increase of 7% in income from our equity investments. These third quarter improvements were offset in part by decreases of 14% due to the translation of a weaker euro, 4% for the lower sales volumes discussed above and 2% related to a $6 million LCM inventory adjustment driven by declines in the price of naphtha.

In the first nine months of 2015, EBITDA increased by $380 million, or 37%, compared to the first nine months of 2014. This 37% improvement reflects increases of 49% related to higher margins, 4% for the increase in sales volumes discussed above and 4% due to an improvement in income from our equity investments. These increases were offset in part by a 14% decrease related to a weaker euro and a 6% decrease related to the $6 million LCM inventory adjustment discussed above and a $52 million benefit recognized in the first nine months of 2014 for a settlement of certain existing and future environmental claims under a 2005 indemnification agreement.

Olefins results, which improved in the third quarter and first nine months of 2015, reflect higher margins offset by the impact of lower sales volumes discussed above. Olefins margins improved as the declines in the cost of our ethylene production, largely due to lower feedstock costs and the favorable impact of processing feedstocks with cost advantages to naphtha, more than offset the decrease in average sales prices for ethylene during those periods.

Higher European polyethylene and polypropylene results in the third quarter and first nine months of 2015 relative to the same periods in 2014 reflect tighter supply/demand balances and lower ethylene and propylene feedstock costs, which more than offset the declines in average sales prices. Regional supply/demand tightened in the first nine months of 2015 partly due to industry outages which restricted production as demand was improving, while in the third quarter supply/demand rebalanced. Lower PP compounding results in the third quarter and first nine months of 2015 reflect lower margins due to the higher cost of polypropylene feedstock, offset in part by increased sales volumes compared to the same periods of 2014.

The increase in income from our equity investments in the third quarter and first nine months of 2015 primarily reflects better results at our Polish and South Korean joint ventures. These benefits were supplemented by higher results for one of our Middle Eastern joint ventures in the third quarter of 2015. Conversely, in the first nine months of 2015, lower results at one of our Middle Eastern joint ventures partially offset the improvement in our Polish and South Korean joint ventures. Higher margins in the third quarter and first nine months of 2015 and higher operating rates in the first nine months of 2015 led to the increased results at our Polish joint venture relative to the 2014 periods. Improvements at our South Korean joint venture reflect higher margins and in the first nine months of 2015, increased volumes.

Intermediates and Derivatives Segment

Overview—Segment results, which were higher in the third quarter and first nine months of 2015 compared to the same periods in 2014, include non-cash, LCM adjustments of $46 million and $107 million, respectively. These adjustments reflect the decline in market prices for many I&D products that fell to levels lower than the carrying value of our related inventories at the respective balance sheet dates. Improvements in EBITDA reflect strengthened styrene results and to a lesser extent, higher ethylene oxide (“EO”) and derivatives results. In the first nine months of 2015, higher results were partially offset by declines in acetyls results compared to the first nine months of 2014.

The following table sets forth selected financial information for the I&D segment including Income from equity investments, which is a component of EBITDA. In addition, the table shows methyl tertiary butyl ether (“MTBE”) margins in Northwest Europe (“NWE”).

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2015	2014	2015	2014
Sales and other operating revenues	$2,039	$2,691	$6,116	$7,826
Income from equity investments	2	2	10	4
EBITDA	460	383	1,263	1,188

Market margins, cents per gallon
MTBE—NWE	119.0	111.8	96.8	86.4

Revenues—Revenues decreased by $652 million, or 24%, in the third quarter of 2015 compared to the third quarter of 2014 and by $1,710 million, or 22%, in the first nine months of 2015 compared to the first nine months of 2014.

The decrease in revenues in the third quarter and first nine months of 2015 reflects lower average sales prices for most products and a significantly weaker euro against the U.S. dollar, partly offset by higher sales volumes compared to the third quarter and first nine months of 2014. Lower average sales prices and currency translation impacts were responsible for decreases of 20% and 6%, respectively, in the third quarter of 2015 and 22% and 6% in the first nine months of 2015. These negative impacts were partly offset by revenue increases of 2% and 6% in the third quarter and first nine months of 2015, respectively, related to higher volumes during those periods.

Average sales prices for all business units including PO & derivatives, acetyls, styrene, EO & derivatives, C4 chemicals and oxyfuels declined in the third quarter and first nine months of 2015 primarily due to a significant decrease in energy prices and other related feedstocks compared to the third quarter and first nine months of 2014. Additionally, decreases in Brent crude oil and gasoline product prices in the third quarter and first nine months of 2015, in part offset by improved octane blend premium values, led to lower average sales prices for oxyfuels compared to the corresponding periods of 2014. Methanol and vinyl acetate monomer (“VAM”) prices were lower in the third quarter and first nine months of 2015 relative to the third quarter and first nine months of 2014, as prices in the 2014 periods benefited from a tighter market as a result of industry outages.

Acetyls sales volumes were higher in the third quarter and first nine months of 2015 compared to the same periods in 2014 mostly due to improved operations at both Texas methanol facilities. Higher oxyfuels sales volumes in the first nine months of 2015 compared to the first nine months of 2014 reflect strong octane demand in a tight market driven by industry outages combined with higher sales of purchased materials. C4 chemicals sales volumes declined slightly on reduced demand. PO & derivative sales volumes were higher in the first nine months of 2015, reflecting strong global demand combined with industry supply constraints, primarily in Europe. Continued stable demand combined with industry outages resulted in higher styrene sales volumes in the first nine months of 2015 relative to the same period in 2014.

EBITDA—EBITDA increased by $77 million, or 20%, in the third quarter of 2015 compared to the third quarter of 2014 and by $75 million, or 6% in the first nine months of 2015 compared to the first nine months of 2014.

The 20% increase in EBITDA during the third quarter of 2015 consists of increases of 30% associated with improved margins and 2% related to higher volumes, offset in part by a 12% decrease related to the $46 million non-cash LCM inventory valuation adjustment discussed above. In the first nine months of 2015, the 6% improvement in EBITDA over the first nine months of 2014 reflects increases of 9% and 6% related to higher margins and sales volumes, respectively, partly offset by a 9% decrease related to the non-cash LCM inventory valuation adjustment of $107 million discussed above. Slight improvements in our income from equity investments accounted for the remaining change in EBITDA in the first nine months of 2015.

The unfavorable impacts of foreign currency translation of $22 million and $84 million due to significant declines in the euro versus the U.S. dollar in the third quarter and first nine months of 2015, respectively, relative to the same prior year periods, are included in the discussion of results above.

Higher styrene results in the third quarter and first nine months of 2015 reflect margin improvements driven by tight supply resulting from industry outages and lower benzene feedstock costs as compared to the same periods in 2014. Results for the first nine months of 2015 also benefited slightly from higher sales volumes stemming from stronger market demand and industry outages compared to the first nine months of 2014.

Ethylene oxide and derivative results increased in the third quarter and first nine months of 2015 compared to the same periods of 2014, reflecting margin improvements and higher sales volumes. Margins improved on higher average sales prices in Asia partly due to operating issues in the global market and lower ethylene feedstock costs. Volumes were higher in the third quarter and first nine months of 2015 compared to the corresponding periods in 2014, which were negatively impacted by constrained production due to turnaround activities.

Acetyls results were lower in the third quarter and the first nine months of 2015 relative to the 2014 periods as lower margins reflecting decreases in the average sales prices for methanol and VAM were offset in part by the higher sales volumes discussed above.

Oxyfuels results in the third quarter and first nine months of 2015 were slightly lower compared to the same periods in 2014 as the favorable impacts of higher sales volumes discussed above and higher octane blend values were more than offset by a shift in the level of sales between regions and by the significant declines in Brent crude and gasoline prices.

Propylene oxide and derivatives results in the third quarter and first nine months of 2015 were relatively unchanged from the corresponding periods in 2014.

Refining Segment

Overview—Operating results, which were lower in the third quarter of 2015 and higher in the first nine months of 2015, include a $50 million non-cash LCM inventory valuation adjustment driven by a decline in crude oil prices of approximately $7 per barrel from prices at year-end 2014. Absent these adjustments, results were higher in both 2015 periods as margin improvements were partly offset by lower volumes. Margins increased over the same periods in 2014 on favorable improvements in by-product spreads and lower feedstock costs. By-product spreads improved as the differential between crude oil prices and products other than gasoline and distillates narrowed with the decline in crude oil prices.

The following table sets forth selected financial information and heavy crude oil processing rates for the Refining segment and the U.S. refining market margins for the applicable periods. Light Louisiana Sweet, or “LLS” is a light, sweet crude oil, while “Maya” is a heavy, sour crude oil.

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2015	2014	2015	2014
Sales and other operating revenues	$1,693	$3,146	$5,402	$9,152
EBITDA	93	110	401	376

Heavy crude oil processing rates, thousands of barrels per day	249	264	248	256

Market margins, dollars per barrel
Light crude oil – 2-1-1	$15.29	$14.20	$15.58	$14.90
Light crude oil – Maya differential	7.48	10.15	7.97	11.64

Total Maya 2-1-1	$22.77	$24.35	$23.55	$26.54

Revenues—Revenues decreased by $1,453 million, or 46%, in the third quarter of 2015 compared to the third quarter of 2014 and by $3,750 million, or 41%, in the first nine months of 2015 compared to the first nine months of 2014.

Lower average refined product prices, which contributed 44% and 43% to the decreases in revenues in the third quarter and first nine months of 2015, respectively, were primarily driven by a decline in crude oil prices relative to the third quarter and first nine months of 2014. Lower sales volumes in the third quarter of 2015 decreased revenues by 2% while higher sales volumes in the first nine months of 2015 increased revenues by 2% relative to the corresponding 2014 periods. Although crude processing rates were lower in both 2015 periods, sales volumes were higher in the first nine months of 2015 as higher production from intermediate feedstocks, reductions in finished product inventory levels and sales of crude oil more than offset the lower crude oil processing rates.

EBITDA—EBITDA decreased by $17 million, or 15%, in the third quarter of 2015 compared to the third quarter of 2014. This decline consists of decreases of 45% and 12% related to the $50 million non-cash, LCM inventory valuation adjustment discussed above and lower volumes, respectively, offset in part by a 42% improvement related to higher refining margins.

EBITDA increased by $25 million, or 7%, in the first nine months of 2015 compared to the first nine months of 2014, as an increase of 26% related to higher refining margins was offset in part by a 13% decrease related to the $50 million non-cash inventory valuation adjustment discussed above and a 6% decrease due to lower crude processing rates.

The higher refining margins in the third quarter and first nine months of 2015 benefited from higher by-product spreads and lower crude oil prices relative to the third quarter and first nine months of 2014. Overall crude oil costs for the refinery declined by more than the change in the Maya benchmark price for both periods due to increased supplies of advantaged Canadian crude oil and opportunistic purchases of spot crudes. The large decline in crude oil prices in 2015 compared to 2014 reduced the margin impact of lower valued by-products such as petroleum coke and sulfur in both 2015 periods. The improvements in by-product spreads more than offset the decline in the Maya 2-1-1 in the third quarter and first nine months of 2015 relative to the corresponding periods in 2014. The favorable impacts of hedged spreads between selected products and crude oil grade differentials also contributed to higher results in the first nine months of 2015.

Crude processing rates were lower in the third quarter and first nine months of 2015 compared to the third quarter and first nine months of 2014. During the third quarter of 2015 crude processing rates were reduced due to limitations from down-stream processing units and operating issues at our gas processing unit. Crude processing rates were also negatively impacted in the first nine months of 2015 by operating issues in the first quarter of 2015 limiting sulfur recovery and hydrotreating capacity and limitations on by-product gas processing as a result of a turnaround at a customer’s facility.

Technology Segment

Overview—The Technology segment recognizes revenues related to the sale of polyolefin catalysts, licensing of chemical, polyolefin and other process technologies and associated engineering and other services. These revenues are offset in part by the costs incurred in the production of catalysts, licensing and services activities and in research and development (“R&D”) activities. In each of the third quarter and first nine months of 2015, our Technology segment incurred approximately 60% and 55% of all R&D costs compared to approximately 70% and 65% in the third quarter and first nine months of 2014, respectively.

The following table sets forth selected financial information for the Technology segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2015	2014	2015	2014
Sales and other operating revenues	$100	$107	$343	$387
EBITDA	45	41	178	188

Revenues—Revenues decreased by $7 million, or 7%, in the third quarter of 2015 and by $44 million, or 11%, in the first nine months of 2015 compared to the third quarter and first nine months of 2014, respectively.

The decline in revenues in the third quarter and first nine months of 2015 was primarily driven by unfavorable foreign currency translation impacts due to the significant weakening of the euro against the U.S. dollar, which decreased revenues by 15% and 13%, respectively. Higher licensing and services revenues related to incremental licenses issued in prior years increased revenues by 4% in the third quarter of 2015, while in the first nine months of 2015, a decrease in licensing and services revenues contributed 9% to the decline in revenues. The impact of these revenue decreases were partially offset in both 2015 periods by higher catalyst revenues. Higher catalyst sales volumes and prices were responsible for revenue increases of 1% and 3% in the third quarter of 2015, respectively, and 10% and 1% in the first nine months of 2015 relative to the corresponding periods in 2014.

EBITDA—EBITDA increased by $4 million, or 10%, in the third quarter of 2015 and decreased by $10 million, or 5%, in the first nine months of 2015 compared to its respective periods in 2014.

The improvement in third quarter 2015 EBITDA reflects higher licensing and services revenues and the benefit of lower research and development expenses, partially offset by lower catalyst results. Lower catalyst margins more than offset the benefit of the higher volumes discussed above, resulting in the decline in catalyst results in the third quarter of 2015 compared to the third quarter of 2014. In the first nine months of 2015, the decrease in EBITDA was primarily due to the lower licensing and services revenues offset in part by the benefit of lower research and development expenses. Higher catalyst sales volumes in the first nine months of 2015 and a $6 million benefit related to a reversal of environmental provision recognized in the second quarter of 2015 were substantially offset by lower margins.

FINANCIAL CONDITION

Operating, investing and financing activities of continuing operations, which are discussed below, are presented in the following table:

	Nine Months Ended September 30,
Millions of dollars	2015	2014
Source (use) of cash:
Operating activities	$4,682	$4,032
Investing activities	(1,103)	(2,895)
Financing activities	(3,106)	(4,388)

Operating Activities

2015—Cash of $4,682 million provided in the first nine months of 2015 primarily reflected earnings adjusted for non-cash items, offset in part by cash used by the main components of working capital – accounts receivable, inventories and accounts payable.

The $105 million of cash used by the main components of working capital in the first nine months of 2015 reflects a $501 million decrease in accounts payable and a $12 million increase in inventories which were offset in part by a $408 million decrease in accounts receivable. The decrease in accounts payable primarily reflects the lower cost of crude oil and other feedstocks. Lower product pricing in our O&P–Americas, I&D and Refining segments stemming from the decline in crude oil prices contributed to the decrease in accounts receivable.

2014—The $4,032 million of cash provided in the first nine months of 2014 primarily reflected earnings and distributions from our joint ventures, adjusted for non-cash items, offset in part by contributions to our pension plans and cash used by the main components of working capital. Value added tax refunds of $232 million from prior periods that were received from Italian tax authorities during the first nine months of 2014 also contributed to cash flow during that period.

The $531 million of cash used by the main components of working capital in the first nine months of 2014 reflected increases of $240 million and $274 million in accounts receivable and inventories, respectively, as well as a $17 million decrease in accounts payable.

The increase in accounts receivable at the end of the third quarter of 2014 primarily reflected higher O&P–EAI, O&P–Americas and I&D segment sales volumes. Lower accounts payable balances related to our O&P–EAI and O&P–Americas segments were offset by higher balances within our I&D segment.

Higher crude oil and finished goods inventory levels in the Refining segment and higher oxyfuels and styrene inventories carried by the I&D segment at the end of the third quarter of 2014 were offset in part by a decline in our O&P–Americas segment’s olefins and polyethylene inventories from the levels carried at the end of 2013 in preparation of the 2014 turnarounds at our La Porte and Matagorda, Texas facilities.

Investing Activities—We used cash of $1,103 million and $2,895 million in investing activities in the first nine months of 2015 and 2014, respectively.

In 2014, we began to invest cash in investment-grade and other high quality instruments that provide adequate flexibility to redeploy funds as needed to meet our cash flow requirements while maximizing yield. In the first nine months of 2015 and 2014, we invested $1,723 million and $2,529 million, respectively, in securities, which are deemed available-for-sale and classified as Short-term investments. We also invested $397 million and $275 million in tri-party repurchase agreements in the first nine months of 2015 and 2014, respectively. These investments are classified as short-term loans receivable except for $101 million invested during the second quarter of 2015, which is classified as a long-term loan receivable. We received proceeds upon the sale and maturity of certain of our available-for-sale securities and repurchase agreements of $1,638 million and $300 million, respectively, in the first nine months of 2015 and $924 million and $75 million, respectively, in the corresponding periods of 2014. See Note 7 to the Consolidated Financial Statements for additional information regarding these investments.

The following table summarizes capital expenditures for the periods presented:

	Nine Months Ended
	September 30,
Millions of dollars	2015	2014
Capital expenditures by segment:
O&P–Americas	$448	$745
O&P–EAI	114	105
I&D	287	147
Refining	84	79
Technology	16	14
Other	8	6

Consolidated capital expenditures of continuing operations	$957	$1,096

Our capital expenditures in the first nine months of 2015 and 2014 included debottlenecks of certain assets to enhance production, turnaround activities and expansion projects at several sites as well as other plant improvement projects and railcar purchases. The lower level of capital expenditures for our O&P–Americas segment in the first nine months of 2015 was primarily due to the completion in 2015 of an ethylene expansion and turnaround at our La Porte, Texas facility and an ethylene expansion project at our Channelview, Texas facility. Capital expenditures for our I&D segment increased in the first nine months of 2015 compared to the first nine months of 2014 largely as a result of turnaround activities at our PO/SM plant in Channelview, Texas.

Financing Activities—In the first nine months of 2015 and 2014, our financing activities used cash of $3,106 million and $4,388 million, respectively.

In the first nine months of 2015 and 2014, we made payments of $3,436 million and $4,347 million, respectively, to acquire approximately 39 million and 46 million, respectively, of our outstanding ordinary shares. We also made dividend payments totaling $1,063 million and $1,055 million during the first nine months of 2015 and 2014, respectively. For additional information related to these share repurchases and dividend payments, see Note 12 to the Consolidated Financial Statements.

We received net proceeds of $231 million in the first nine months of 2015 through the issuance and repurchase of commercial paper instruments under our commercial paper program that commenced in October 2014.

In March 2015, we issued $1,000 million of 4.625% Notes due 2055 and received net proceeds of $984 million. We issued $1,000 million of 4.875% Notes due 2044 in February 2014 and received net proceeds of $988 million. Additional information related to these notes can be found in the Liquidity and Capital Resources section below and in Note 6 to the Consolidated Financial Statements.

Liquidity and Capital Resources—As of September 30, 2015, we had $3,076 million of unrestricted cash and cash equivalents and marketable securities classified as Short-term investments. For additional information related to our purchases of marketable securities, which currently include certificates of deposit, commercial paper, bonds and a time deposit, see “–Investing Activities” above and Note 7 to the Consolidated Financial Statements.

At September 30, 2015, we held $1,035 million of cash in jurisdictions outside of the U.S., principally in the United Kingdom. Less than 3% of our outstanding cash balance is held in a country that has established government imposed currency restrictions that could impede the ability of our subsidiary to transfer funds to us. There currently are no other material legal or economic restrictions that would impede our transfers of cash.

We also had total unused availability under our credit facilities of $2,785 million at September 30, 2015, which included the following:

•	$1,466 million under our $2,000 million revolving credit facility, which backs our $2,000 million commercial paper program. Availability under this facility is net of outstanding borrowings, outstanding letters of credit provided under the facility and notes issued under our $2,000 million commercial paper program. A small portion of our availability under this facility is impacted by changes in the euro/U.S. dollar exchange rate. At September 30, 2015, we had $493 million of outstanding commercial paper, no outstanding letters of credit and no outstanding borrowings under the facility;

•	$815 million under our $900 million U.S. accounts receivable securitization facility. Availability under this facility is subject to a borrowing base of eligible receivables, which is reduced by outstanding borrowings and letters of credit, if any. This facility had no outstanding borrowings or letters of credit at September 30, 2015; and

•	€441 million and $11 million (totaling approximately $504 million) under our €450 million European accounts receivable securitization facility. Availability under this facility is subject to a borrowing base, net of outstanding borrowings. There were no outstanding borrowings under this facility at September 30, 2015.

See Note 6 to the Consolidated Financial Statements for additional information related to our credit facilities.

We have $620 million of outstanding letters of credit and bank guarantees issued under uncommitted credit facilities at September 30, 2015. At September 30, 2015, we had total debt, including current maturities, of $8,318 million.

In March 2015, we issued $1,000 million of 4.625% Notes due 2055 at a discounted price of 98.353%. Proceeds from these notes are being used for general corporate purposes, including repurchases of our ordinary shares. Interest payments under these notes commenced on August 26, 2015. These unsecured notes rank equally in right of payment to all of LyondellBasell N.V.’s existing and future unsubordinated indebtedness.

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

In June 2015, we entered into an agreement to extend the maturity of our senior revolving credit facility to June 2020. In September 2015, we entered into an agreement to reduce the letters of credit sublimit of our senior revolving credit facility from $700 million to $500 million.

In August 2015, we amended our U.S. accounts receivable securitization facility, which, among other things, decreased the purchase limit from $1 billion to $900 million, added a $300 million uncommitted accordion feature and extended the term of the facility to August 2018.

In May 2015, our shareholders approved a proposal to authorize us to repurchase up to an additional 10%, or approximately 47 million, of our shares outstanding over the next eighteen months. Our share repurchase program does not have a stated dollar amount, and purchases may be made through open market purchases, private market transactions or other structured transactions. Repurchased shares could be retired or used for general corporate purposes, including for various employee benefit and compensation plans. As of September 30, 2015, we have purchased 19 million shares under this program for approximately $1,725 million. As of October 20, 2015, we had approximately 25 million shares remaining under the current authorization. The timing and amount of additional shares repurchased will be determined by our Management Board based on its evaluation of market conditions and other factors.

In August 2014, we announced plans to build a world scale PO/TBA plant along the U.S. Gulf Coast with an annual capacity of 1 billion pounds of PO and 2 billion pounds of tertiary butyl alcohol (“TBA”) and its derivatives. Based on a preliminary timetable, the plant is scheduled to be operational in early 2020.

In August 2015, we announced the sale of Petroken Petroquimica Ensenada S.A., our Argentina-based, wholly owned subsidiary, which is expected to be completed in the fourth quarter of 2015. Net cash proceeds expected from this transaction is approximately $162 million.

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

CURRENT BUSINESS OUTLOOK

Thus far, the fourth quarter of 2015 reflects a more balanced global ethylene industry versus the transitional conditions that existed during the third quarter. We entered the fourth quarter with lower ethylene chain margins following the third quarter supply/demand rebalancing and crude oil price decline, but these chain margins remain healthy from a historical perspective. During the quarter, we expect typical seasonal behavior to negatively impact our oxyfuels, polyolefins, and refining businesses. We expect to complete planned outages at two of our Intermediate and Derivatives segment production sites and at one European olefins plant. We believe that the markets for our products will remain balanced to tight heading into 2016, with some tightening expected as industry turnaround activity increases in the spring.

During the first weeks of the fourth quarter of 2015, the operating environment of our O&P–Americas segment continues to be favorable overall despite a significant decline in ethylene prices. The cost of natural gas and ethane feedstock remains low relative to oil-based alternatives. Sales and production volumes have been relatively consistent with the latter part of the third quarter. With the decline in prices during the third quarter of 2015, we expect lower average ethylene chain margins in the fourth quarter, but a continued decline is not expected. In preparation for first quarter 2016 turnaround activities at our Corpus Christi site, we intend to build inventory during the fourth quarter. We expect this activity to have an approximate $30 million negative impact on our fourth quarter results.

We expect to see typical fourth quarter seasonal declines in olefins and polyolefins volumes in our O&P–EAI segment. Polyolefins margins have declined from the level seen in the third quarter but remain higher than historical average levels. The planned maintenance at our olefins plant in Münchsmünster, Germany is scheduled to continue through October. Based on current margins, we expect our results to be negatively impacted by approximately $15 million.

We expect our I&D segment results in the fourth quarter of 2015 to be negatively impacted by margin declines in our oxyfuels and C4 chemicals business as butane prices rise and gasoline prices fall with typical seasonal trends. Maintenance activities at our French PO/TBA plant, which we expect to be completed during the fourth quarter of 2015, will impact the production of propylene oxide and oxyfuels. This maintenance activity may have an approximately $20 million negative impact on fourth quarter results.

During the fourth quarter, we expect maintenance at the Houston Refinery to impact fourth quarter results by approximately $15 million to $20 million.

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

Despite minor price recoveries in the second quarter which resulted in a net LCM reversal of $9 million, further significant declines in benchmark prices led to a third quarter pre-tax LCM charge of $181 million. Year-to-date LCM adjustments totaled $264 million. Primary contributors to the year-to-date LCM adjustments were price reductions in crude oil, ethylene, propylene, benzene, PO and styrene. Representative prices used in the calculation of the year-to-date LCM adjustment were $38.63 per barrel, 20 cents per pound, 27 cents per pound, $2.04 per gallon, 52 cents per pound and 40 cents per pound, respectively. For additional information related to these LCM adjustments, see Note 14 to the Consolidated Financial Statements.

Currently all but one of our LIFO inventory pools are “at-risk” for further adjustment as each impacted LIFO pool is at, or close to, the calculated market value at the last balance sheet measurement date. “At-risk” inventory accounts for $3.4 billion of our total inventory carrying value of $4.2 billion as of September 30, 2015. The extent to which further adjustment may occur is dependent on the pool specific product prices and composition within each individual dollar value LIFO pool at the balance sheet date. Further sustained price declines in our finished goods and raw materials could result in future LCM inventory valuation charges during the fourth quarter of 2015. However, if pricing trends reverse, some or all of these 2015 charges could be reversed at year end.

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

Our exposure to market and regulatory risks is described in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2014. Our exposure to such risks has not changed materially in the nine months ended September 30, 2015, except as indicated below.

Foreign Exchange Risk

We manufacture and market our products in a number of countries throughout the world and, as a result, are exposed to changes in foreign currency exchange rates. We enter into transactions in currencies other than the applicable functional currency.

A significant portion of our reporting entities use the euro as their functional currency. Our reporting currency is the U.S. dollar. The translation gains or losses that result from the process of translating the euro denominated financial statements to U.S. dollars are deferred in accumulated other comprehensive income until such time as those entities may be liquidated or sold. Changes in the value of the U.S. dollar relative to the euro can therefore have a significant impact on comprehensive income. We previously have not attempted to minimize or mitigate the foreign currency risks resulting from the translation of assets and liabilities of non-U.S. operations into our reporting currency.

In the third quarter of 2015, we entered into €850 million ($944 million) cross-currency floating-to-floating interest rate swaps (“basis swaps”) to reduce our exposure to volatility from foreign currency fluctuations associated with our net investment in foreign operations. These swaps, which have been classified as net investment hedges, will mature between September 2016 and September 2018. Under these contracts, we will make interest payments in euros at 3 Month EURIBOR plus basis and will receive interest in U.S. dollars at 3 Month LIBOR. Upon the maturities of these contracts, we will pay the principal amount in euros and receive U.S. dollars from our counterparties. At September 30, 2015, a 10% fluctuation in foreign currency rates will have a $95 million impact on Other comprehensive income (loss). A 10% fluctuation in the EURIBOR and LIBOR interest rates at September 30, 2015 will have an immaterial impact on Other comprehensive income (loss).

Item 4.	CONTROLS AND PROCEDURES

As of September 30, 2015 with the participation of our management, our Chief Executive Officer (principal executive officer) and our principal financial officer carried out an evaluation, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the Act), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our Chief Executive Officer and our principal financial officer concluded that our disclosure controls and procedures were operating effectively as of September 30, 2015.

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

In July 2015, the Texas Commission on Environmental Quality (“TCEQ”) issued a proposed Agreed Order to Houston Refining LP pertaining to a Clean Air Act Title V air permit inspection covering the years 2013 and 2014. TCEQ has asserted an administrative penalty demand for this matter of $118,127 and we are currently awaiting the approval of the Agreed Order by the TCEQ Commissioners.

Also in July 2015, the TCEQ issued a proposed Agreed Order to Houston Refining LP pertaining to an emissions event which occurred in August 2014. TCEQ has asserted an administrative penalty demand for this matter of $100,000 and we are currently awaiting the approval of the Agreed Order by the TCEQ Commissioners.

Additional information about certain environmental proceedings can be found in Part I, Item 3 of our 2014 Annual Report on Form 10-K.

Item 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in Item 1A of our 2014 Annual Report on Form 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
July 1 – July 31	2,991,123	$96.46	2,991,123	40,530,786
August 1 – August 31	4,450,605	$85.67	4,450,605	36,080,181
September 1 – September 30	8,044,215	$83.55	8,044,215	28,035,966

Total	15,485,943	$86.65	15,485,943	28,035,966

(1)	On May 6, 2015, we announced a share repurchase program of up to 47,250,519 of our ordinary shares through November 6, 2016. The maximum number of shares that may yet be purchased is not necessarily an indication of the number of shares that will ultimately be purchased.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 6.	EXHIBITS

10.1	Second Amendment to Receivables Purchase Agreement, dated as of August 26, 2015, among Lyondell Chemical Company, as servicer, LYB Receivables LLC, as seller, the conduit purchasers, related committed purchasers, LC participants and purchaser agents party thereto, the other parties thereto and Mizuho Bank, Ltd., as Administrator and LC Bank (incorporated by reference to Exhibit 10 to our Current Report on Form 8-K filed with the SEC on August 28, 2015)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32	Certifications pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LYONDELLBASELL INDUSTRIES N.V.

Date: October 23, 2015	/s/ William B. Allen, Jr.
William B. Allen, Jr.
Vice President of Finance
(Principal Financial and Accounting Officer)