Form 10-Q
period 2016-03-31
LyondellBasell Industries N.V.
filed 2016-04-22
CIK 1489393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

The registrant had 426,727,144 ordinary shares, €0.04 par value, outstanding at April 20, 2016 (excluding 151,708,126 treasury shares).

LYONDELLBASELL INDUSTRIES N.V.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
Millions of dollars, except earnings per share	2016	2015
Sales and other operating revenues:
Trade	$6,556	$8,001
Related parties	187	184

	6,743	8,185
Operating costs and expenses:
Cost of sales	5,166	6,379
Selling, general and administrative expenses	193	205
Research and development expenses	24	26

	5,383	6,610
Operating income	1,360	1,575
Interest expense	(82)	(69)
Interest income	5	11
Other income, net	88	21

Income from continuing operations before equity investments and income taxes	1,371	1,538
Income from equity investments	91	69

Income from continuing operations before income taxes	1,462	1,607
Provision for income taxes	432	440

Income from continuing operations	1,030	1,167
Loss from discontinued operations, net of tax	—	(3)

Net income	1,030	1,164
Net loss attributable to non-controlling interests	—	2

Net income attributable to the Company shareholders	$1,030	$1,166

Earnings per share:
Net income (loss) attributable to the Company shareholders —
Basic:
Continuing operations	$2.38	$2.43
Discontinued operations	—	(0.01)

	$2.38	$2.42

Diluted:
Continuing operations	$2.37	$2.42
Discontinued operations	—	(0.01)

	$2.37	$2.41

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
Millions of dollars	2016	2015
Net income	$1,030	$1,164
Other comprehensive income (loss), net of tax –
Financial derivatives:
Gain (loss) on cash flow hedges arising during the period	(194)	252
Reclassification adjustment included in net income	90	(220)
Income tax expense (benefit)	(53)	65

Financial derivatives, net of tax	(51)	(33)

Unrealized loss on available-for-sale securities:
Unrealized holding loss arising during the period	(6)	—
Income tax benefit	—	—

Unrealized loss on available-for-sale securities, net of tax	(6)	—

Defined pension and other postretirement benefit plans:
Reclassification adjustment for net actuarial loss included in net income	8	6
Income tax expense	3	2

Defined pension and other postretirement benefit plans, net of tax	5	4

Foreign currency translation adjustments:
Unrealized gain (loss) arising during the period	85	(511)
Income tax benefit	(8)	—

Foreign currency translation adjustments, net of tax	93	(511)

Total other comprehensive income (loss)	41	(540)

Comprehensive income	1,071	624
Comprehensive loss attributable to non-controlling interests	—	2

Comprehensive income attributable to the Company shareholders	$1,071	$626

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED BALANCE SHEETS

Millions of dollars	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$1,318	$924
Restricted cash	4	7
Short-term investments	1,332	1,064
Accounts receivable:
Trade, net	2,508	2,363
Related parties	175	154
Inventories	3,978	4,051
Prepaid expenses and other current assets	1,009	1,226

Total current assets	10,324	9,789
Property, plant and equipment at cost	13,558	12,910
Less: Accumulated depreciation	(4,185)	(3,919)

Property, plant and equipment, net	9,373	8,991
Investments and long-term receivables:
Investment in PO joint ventures	398	397
Equity investments	1,734	1,608
Other investments and long-term receivables	18	122
Goodwill	548	536
Intangible assets, net	618	640
Other assets	559	674

Total assets	$23,572	$22,757

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED BALANCE SHEETS

Millions of dollars, except shares and par value data	March 31, 2016	December 31, 2015
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$4	$4
Short-term debt	594	353
Accounts payable:
Trade	1,673	1,627
Related parties	570	555
Accrued liabilities	1,600	1,810

Total current liabilities	4,441	4,349
Long-term debt	8,504	7,671
Other liabilities	2,125	2,036
Deferred income taxes	2,134	2,127
Commitments and contingencies	—	—
Stockholders’ equity:
Ordinary shares, €0.04 par value, 1,275 million shares authorized, 428,158,354 and 440,150,069 shares outstanding, respectively	31	31
Additional paid-in capital	10,192	10,202
Retained earnings	10,535	9,841
Accumulated other comprehensive loss	(1,397)	(1,438)
Treasury stock, at cost, 150,276,916 and 138,285,201 ordinary shares, respectively	(13,017)	(12,086)

Total Company share of stockholders’ equity	6,344	6,550
Non-controlling interests	24	24

Total equity	6,368	6,574

Total liabilities and equity	$23,572	$22,757

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
Millions of dollars	2016	2015
Cash flows from operating activities:
Net income	$1,030	$1,164
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	268	287
Amortization of debt-related costs	4	4
Inventory valuation adjustments	68	92
Equity investments –
Equity income	(91)	(69)
Distributions of earnings, net of tax	19	22
Deferred income taxes	79	27
Gain on sale of business	(78)	—
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(135)	197
Inventories	15	(4)
Accounts payable	50	(246)
Prepaid expenses and other current assets	78	(88)
Other, net	(7)	82

Net cash provided by operating activities	1,300	1,468

Cash flows from investing activities:
Expenditures for property, plant and equipment	(527)	(306)
Payments for repurchase agreements	—	(199)
Proceeds from repurchase agreements	98	50
Purchases of available-for-sale securities	(483)	(434)
Proceeds from sales and maturities of available-for-sale securities	240	437
Net proceeds from sale of business	137	—
Proceeds from settlement of forward exchange contracts	795	—
Payments for settlement of forward exchange contracts	(850)	—
Change in restricted cash	3	—
Other, net	(10)	9

Net cash used in investing activities	(597)	(443)

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
Millions of dollars	2016	2015
Cash flows from financing activities:
Repurchases of Company ordinary shares	(986)	(1,359)
Dividends paid	(336)	(334)
Issuance of long-term debt	812	984
Net proceeds from commercial paper	177	169
Payments of debt issuance costs	(4)	(12)
Other, net	4	151

Net cash used in financing activities	(333)	(401)

Effect of exchange rate changes on cash	24	(39)

Increase in cash and cash equivalents	394	585
Cash and cash equivalents at beginning of period	924	1,031

Cash and cash equivalents at end of period	$1,318	$1,616

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Company Share of Stockholders’ Equity	Non- Controlling Interests
Millions of dollars	Issued	Treasury
Balance, December 31, 2015	$31	$(12,086)	$10,202	$9,841	$(1,438)	$6,550	$24
Net income (loss)	—	—	—	1,030	—	1,030	—
Other comprehensive income	—	—	—	—	41	41	—
Share-based compensation	—	37	(10)	—	—	27	—
Dividends ($0.78 per share)	—	—	—	(336)	—	(336)	—
Repurchases of Company ordinary shares	—	(968)	—	—	—	(968)	—

Balance, March 31, 2016	$31	$(13,017)	$10,192	$10,535	$(1,397)	$6,344	$24

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

The accompanying Consolidated Financial Statements are unaudited and have been prepared from the books and records of LyondellBasell N.V. in accordance with the instructions to Form 10-Q and Rule 10-1 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. In our opinion, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results for the entire year. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto for the year ended December 31, 2015.

2.	Accounting and Reporting Changes

Recently Adopted Guidance

Compensation—In June 2014, the FASB issued ASU 2014-12, Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. Under this new guidance, entities are required to treat performance targets that affect vesting and could be achieved after the requisite service period as a performance condition. The amendments in this ASU were effective for annual and interim periods beginning after December 15, 2015. Early adoption is permitted. The adoption of this amendment did not have a material impact on our Consolidated Financial Statements.

Consolidation—In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which amends and changes the consolidation analysis currently required under U.S. GAAP. This ASU modifies the process used to evaluate whether limited partnerships and similar entities are variable interest entities (“VIEs”) or voting interest entities; affects the analysis performed by reporting entities regarding VIEs, particularly those with fee arrangements and related party relationships; and provides a scope exception for certain investment funds. The amendments in this update were effective for annual and interim periods beginning after December 15, 2015. Early adoption is permitted. The adoption of this amendment did not have a material impact on our Consolidated Financial Statements.

Accounting Guidance Issued But Not Adopted as of March 31, 2016

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

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Financial Instruments—In January 2016, the FASB issued ASU 2016-01, Financial Instruments–Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance in this ASU includes a requirement for equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. Prospective application of this ASU is required for public entities for annual and interim periods beginning on or after December 15, 2017. We are currently assessing the impact of this new guidance on our Consolidated Financial Statements.

Leases—In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), creating Topic 842 which supersedes the existing guidance for lease accounting in ASC 840, Leases. Under the new guidance, for leases with a term longer than 12 months a lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. Topic 842 retains a classification distinction between finance leases and operating leases, with the classification affecting the pattern of expense recognition in the income statement. This ASU also requires enhanced disclosures. A modified retrospective transition approach is required for annual and interim periods beginning on or after December 15, 2018. Early adoption is permitted. We are currently assessing the impact of this new guidance on our Consolidated Financial Statements.

Derivatives and Hedging—In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments. The ASU clarifies that in assessing whether an embedded contingent put or call option is clearly and closely related to the debt host, an entity is required to apply only the four-step decision sequence as described in the amended guidance. The ASU is effective for public entities for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. We are currently assessing the impact of the amended guidance on our Consolidated Financial Statements.

Investments—In March 2016, the FASB issued ASU 2016-07, Investments–Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting. This ASU simplifies the recognition and reporting requirements for investments that become qualified for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence. The amendments in this ASU are effective for all entities for annual and interim periods beginning after December 15, 2016. Prospective application is required to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Early adoption is permitted. We are currently assessing the impact of the amendments in this guidance on our Consolidated Financial Statements.

Compensation—In March 2016, the FASB issued ASU 2016-09, Compensation–Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU simplifies several aspects of the

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this ASU are effective for public entities for annual and interim periods beginning after December 15, 2016. Various transition methods are prescribed depending on the aspect of accounting impacted by the amended guidance. Early adoption is permitted. We are currently assessing the impact of the amendments in this guidance on our Consolidated Financial Statements.

3.	Accounts Receivable

Our allowance for doubtful accounts receivable, which is reflected in the Consolidated Balance Sheets as a reduction of accounts receivable, totaled $18 million and $24 million at March 31, 2016 and December 31, 2015, respectively.

4.	Inventories

Inventories consisted of the following components:

Millions of dollars	March 31, 2016	December 31, 2015
Finished goods	$2,753	$2,668
Work-in-process	138	148
Raw materials and supplies	1,087	1,235

Total inventories	$3,978	$4,051

For information related to lower of cost or market inventory valuation adjustments recognized during the first quarter of 2016, see Note 13.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	Debt

Long-term loans, notes and other long-term debt consisted of the following:

Millions of dollars	March 31, 2016	December 31, 2015
Senior Notes due 2019, $2,000 million, 5.0% ($14 million of debt issuance cost)	$1,963	$1,943
Senior Notes due 2021, $1,000 million, 6.0% ($10 million of debt issuance cost)	990	989
Senior Notes due 2024, $1,000 million, 5.75% ($10 million of debt issuance cost)	990	990
Senior Notes due 2055, $1,000 million, 4.625% ($16 million of discount; $12 million of debt issuance cost)	972	972
Guaranteed Notes due 2044, $1,000 million, 4.875% ($11 million of discount; $10 million of debt issuance cost)	979	979
Guaranteed Notes due 2043, $750 million, 5.25% ($22 million of discount; $7 million of debt issuance cost)	721	721
Guaranteed Notes due 2023, $750 million, 4.0% ($8 million of discount; $4 million of debt issuance cost)	738	737
Guaranteed Notes due 2027, $300 million, 8.1%	300	300
Guaranteed Notes due 2022, €750 million, 1.875% ($3 million of discount; $4 million of debt issuance cost)	846	—
Other	9	44

Total	8,508	7,675
Less current maturities	(4)	(4)

Long-term debt	$8,504	$7,671

Our 5% senior notes due 2019 include losses of $19 million and $9 million for the three months ended March 31, 2016 and 2015, respectively, and gains of $35 million for the year ended December 31, 2015, related to adjustments for our fixed-for-floating interest rate swaps, which are recognized in Interest expense in the Consolidated Statements of Income. Since inception in 2014, we have recognized net gains of $23 million related to adjustments for these fixed-for-floating interest rate swaps.

Short-term loans, notes, and other short-term debt consisted of the following:

Millions of dollars	March 31, 2016	December 31, 2015
$2,000 million Senior Revolving Credit Facility	$—	$—
$900 million U.S. Receivables Securitization Facility	—	—
€450 million European Receivables Securitization Facility	—	—
Commercial paper	500	323
Financial payables to equity investees	4	4
Precious metal financings	90	26

Total short-term debt	$594	$353

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-Term Debt

Guaranteed Notes due 2022—In March 2016, LYB International Finance II B.V. (“LYB Finance II”), a direct, 100% owned finance subsidiary of LyondellBasell Industries N.V., as defined in Rule 3-10(b) of Regulation S-X, issued €750 million of 1.875% guaranteed notes due 2022 at a discounted price of 99.607%.

These unsecured notes, which are fully and unconditionally guaranteed by LyondellBasell Industries N.V., rank equally in right of payment to all of LYB Finance II’s existing and future unsecured indebtedness and to all of LyondellBasell N.V.’s existing and future unsubordinated indebtedness. There are no significant restrictions that would impede the Guarantor from obtaining funds by dividend or loan from its subsidiaries.

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

The notes may be redeemed before the date that is three months prior to the scheduled maturity date at a redemption price equal to the greater of 100% of the principal amount of the notes redeemed and the sum of the present values of the remaining scheduled payments of principal and interest (discounted at the applicable Comparable Government Bond Rate plus 35 basis points) on the notes to be redeemed. The notes may also be redeemed on or after the date that is three months prior to the final maturity date of the notes at a redemption price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest. The notes are also redeemable upon certain tax events.

Short-Term Debt

Senior Revolving Credit Facility—Our revolving credit facility, which expires in June 2020, may be used for dollar and euro denominated borrowings, has a $500 million sublimit for dollar and euro denominated letters of credit, and supports our commercial paper program. The aggregate balance of outstanding borrowings and letters of credit under this facility may not exceed $2,000 million at any given time. Borrowings under the facility bear interest at a Base Rate or LIBOR, plus an applicable margin. Additional fees are incurred for the average daily unused commitments.

The facility contains customary covenants and warranties, including specified restrictions on indebtedness and liens. In addition, we are required to maintain a leverage ratio at the end of every quarter of 3.50 to 1.00 or less for the period covering the most recent four quarters. We are in compliance with these covenants as of March 31, 2016. At March 31, 2016, we had $500 million of outstanding commercial paper, no outstanding letters of credit and no outstanding borrowings under this facility.

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

U.S. Receivables Securitization Facility—Our $900 million U.S. accounts receivable securitization facility, which expires in 2018, has a purchase limit of $900 million in addition to a $300 million uncommitted accordion feature. This facility provides liquidity through the sale or contribution of trade receivables by certain of our U.S. subsidiaries to a wholly owned, bankruptcy-remote subsidiary on an ongoing basis and without recourse. The bankruptcy-remote subsidiary may then, at its option and subject to a borrowing base of eligible receivables, sell undivided interests in the pool of trade receivables to financial institutions participating in the facility. In the event

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of liquidation, the bankruptcy-remote subsidiary’s assets will be used to satisfy the claims of its creditors prior to any assets or value in the bankruptcy-remote subsidiary becoming available to us. We are responsible for servicing the receivables. This facility also provides for the issuance of letters of credit up to $200 million. The term of the securitization facility may be extended in accordance with the terms of the agreement. At March 31, 2016, there were no borrowings or letters of credit outstanding under the facility.

European Receivables Securitization Facility—Our €450 million European receivables securitization facility expired in April 2016. Under the terms of the agreement availability under the facility ceased following notification on March 15, 2016 of our intent not to extend the facility. There were no borrowings outstanding under this facility at March 31, 2016.

Other—At March 31, 2016 and December 31, 2015, our weighted average interest rate on outstanding short-term debt was 0.7%.

Debt Discount and Issuance Costs

Amortization of debt discounts and debt issuance costs resulted in amortization expense of $4 million in each of the three months ended March 31, 2016 and 2015, which is included in Interest expense in the Consolidated Statements of Income.

6.	Financial Instruments

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

Marketable Securities—We invest cash in investment-grade securities for periods generally not exceeding two years. Investments in securities with original maturities of three months or less are classified as Cash and cash equivalents. At March 31, 2016 and December 31, 2015, we had marketable securities classified as Cash and cash equivalents of $580 million and $575 million, respectively.

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

Repurchase Agreements—We invest in tri-party repurchase agreements. Under these agreements, we make cash purchases of securities according to a pre-agreed profile from our counterparties. The counterparties have an obligation to repurchase, and we have an obligation to sell, the same or substantially the same securities at a pre-defined date for a price equal to the purchase price plus interest. These securities, which pursuant to our policy are held by a third-party custodian and must generally have a minimum collateral value of 102%, secure the

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

counterparty’s obligation to repurchase the securities. Depending upon maturity, these tri-party repurchase agreements are treated as short-term loans receivable and are reflected in Prepaid expenses and other current assets or as long-term loans receivable reflected in Other investments and long-term receivables on our Consolidated Balance Sheets. The balance of our investment at March 31, 2016 and December 31, 2015 was $302 million and $387 million, respectively.

Commodity Prices—We are exposed to commodity price volatility related to anticipated purchases of natural gas liquids, crude oil and other raw materials and sales of our products. We selectively use over-the counter commodity swaps, options and exchange traded futures contracts with various terms to manage the volatility related to these risks. In addition, we are exposed to volatility on the prices of precious metals to the extent that we have obligations, classified as embedded derivatives, tied to the price of precious metals associated with secured borrowings. All aforementioned contracts are generally limited to durations of one year or less. At March 31, 2016, commodity futures contracts in the notional amount of $52 million, maturing from May 2016 to October 2016, were outstanding.

Foreign Currency Rates—We have significant worldwide operations. The functional currencies of our consolidated subsidiaries through which we operate are primarily the U.S. dollar and the euro. We enter into transactions denominated in currencies other than our designated functional currencies. As a result, we are exposed to foreign currency risk on receivables and payables. We maintain risk management control policies intended to monitor foreign currency risk attributable to our outstanding foreign currency balances. These control policies involve the centralization of foreign currency exposure management, the offsetting of exposures and the estimating of expected impacts of changes in foreign currency rates on our earnings. We enter into foreign currency forward contracts to reduce the effects of our net currency exchange exposures. At March 31, 2016, foreign currency forward contracts in the notional amount of $32 million, maturing from April 2016 through June 2016, were outstanding.

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

Foreign Currency Gain (Loss)—Other income, net, in the Consolidated Statements of Income reflected a loss of $3 million and a gain of $8 million for the three months ended March 31, 2016 and 2015, respectively.

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

The effective portion of the unrealized gains and losses on these basis swap contracts is reported within Foreign currency translation adjustments in Accumulated other comprehensive loss and reclassified to earnings only when realized upon the sale or upon complete or substantially complete liquidation of the investment in the foreign entity. Cash flows from basis swaps are reported in Cash flows from investing activities in the Consolidated Statement of Cash Flows.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

There was no ineffectiveness recorded during the three months ended March 31, 2016.

The following table summarizes the notional and fair value of our basis swaps outstanding:

	March 31, 2016		December 31, 2015
Millions of dollars	Notional Value	Fair Value Liabilities	Notional Value	Fair Value Assets
Basis swaps expiring in 2016	$500	$(12)	$500	$10
Basis swaps expiring in 2017	305	(8)	305	6
Basis swaps expiring in 2018	139	(4)	139	2

Forward Exchange Contracts—In 2015, we entered into forward exchange contracts with an aggregate notional value of €750 million ($795 million) to mitigate the risk associated with the fluctuations in the Euro to U.S. Dollar exchange rate related to our investments in foreign subsidiaries.

These forward exchange contracts, which were designated as net investment hedges, expired on March 31, 2016. Upon settlement of these contracts, we paid €750 million ($850 million at the expiry spot rate) to our counterparties and received $795 million from our counterparties. The $55 million difference, which includes a $30 million loss in the first quarter of 2016, is reflected within foreign currency translation adjustments in Accumulated other comprehensive loss. Cash flows from these forward exchange contracts are reported in Cash flows from investing activities in the Consolidated Statement of Cash Flows.

There was no ineffectiveness recorded for this hedging relationship during the three months ended March 31, 2016.

Guaranteed Euro Notes Due 2022—In March 2016, we issued euro denominated notes payable due 2022 (“Euro notes”) with notional amounts totaling €750 million. To mitigate the risk to our investments in foreign subsidiaries associated with fluctuations in the euro to U.S. Dollar exchange rate, we designated these Euro notes as a net investment hedge.

We use the critical terms match to assess both prospective and retrospective hedge effectivenessby comparing the spot rate change in the Euro notes and the spot rate change in the designated net investment. We use the hypothetical derivative method to measure hedge ineffectiveness.

The effective portion of the gain or loss is recorded within foreign currency translation adjustments in Accumulated other comprehensive loss and will be reclassified to earnings only when realized upon the sale of or the complete or substantially complete liquidation of the investment in the foreign entity. In periods where the hedging relationship is deemed ineffective, changes in remeasurement of the Euro notes due to changes in the spot exchange rate will be recorded directly to Other income, net in the Consolidated Statements of Income. Cash flows related to our Euro notes are reported in Cash flows from financing activities and related interest payments are reported in Cash flows from operating activities in the Consolidated Statement of Cash Flows.

There was no ineffectiveness recorded for this hedging relationship in the three months ended March 31, 2016.

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

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

There was no ineffectiveness recorded during each of the three months ended March 31, 2016 and 2015.

The following table summarizes our cross-currency swaps outstanding:

			March 31, 2016		December 31, 2015
Millions of dollars, except expiration date and rates	Expiration Date	Average Interest Rate	Notional Value	Fair Value	Notional Value	Fair Value
Pay Euro	2021	4.55%	$1,000	$104	$1,000	$141
Receive U.S. dollars		6.00%

Pay Euro	2024	4.37%	1,000	103	1,000	145
Receive U.S. dollars		5.75%

Pay Euro	2027	3.69%	300	(6)	300	14
Receive U.S. dollars		5.49%

Forward-Starting Interest Rate Swaps—In March 2015, we entered into forward-starting interest rate swaps to mitigate the risk of adverse changes in the benchmark interest rates on the anticipated refinancing of our senior notes due 2019. These interest rate swaps will be terminated upon debt issuance. The total notional amount of these forward-starting interest rate swaps was $1,000 million at March 31, 2016. The ineffectiveness recorded for this hedging relationship was less than $1 million in the three months ended March 31, 2016. There was no ineffectiveness recorded for this hedging relationship in the three months ended March 31, 2015.

In January 2015, we entered into forward-starting interest rate swaps with a total notional value of $750 million to mitigate the risk of adverse changes in the benchmark interest rates on the Company’s planned issuance of fixed-rate debt in 2015. These forward-starting interest rate swaps were terminated upon issuance of the $1,000 million senior notes due 2055 in March 2015. The ineffectiveness recorded for this hedging relationship was less than $1 million during the three months ended March 31, 2015.

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

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

There was no settlement of our forward-starting swap agreements during the three months ended March 31, 2016. We recognized a gain of $15 million in Accumulated other comprehensive loss related to the settlement of our forward-starting interest rate swap agreements during the three months ended March 31, 2015. The related deferred gains and losses recognized in Accumulated other comprehensive loss are amortized to interest expense over the original term of the related swaps using the effective interest method.

As of March 31, 2016, less than $1 million (on a pretax basis) is scheduled to be reclassified as an increase to interest expense over the next twelve months.

Fixed-for-Floating Interest Rate Swaps—We have U.S. dollar fixed-for-floating interest rate swaps with third party financial institutions to mitigate changes in the fair value of our $2,000 million 5% senior notes due 2019 associated with the risk of variability in the 3 Month USD LIBOR rate (the benchmark interest rate). These interest rate swaps are used as part of our current interest rate risk management strategy to achieve a desired proportion of variable versus fixed rate debt.

Under these arrangements, we exchange fixed-rate for floating-rate interest payments to effectively convert our fixed-rate debt to floating rate-debt. The fixed and variable cash payments related to the interest rate swaps are net settled semi-annually and classified as Other, net, in the Cash flows from operating activities section of the Consolidated Statements of Cash Flows.

We have elected to designate these fixed-for-floating interest rate swaps as fair value hedges. We use the long-haul method to assess hedge effectiveness using a regression analysis approach. We perform the regression analysis over an observation period of three years, utilizing data that is relevant to the hedge duration. We use the dollar offset method to measure ineffectiveness.

Changes in the fair value of the derivatives and changes in the value of the hedged items based on changes in the benchmark interest rate are recorded as Interest expense in our Consolidated Statements of Income. We evaluate the effectiveness of the hedging relationship periodically and calculate the changes in the fair value of the derivatives and the underlying hedged items separately. We recognized net gains of $9 million and $11 million for the three months ended March 31, 2016 and 2015, respectively, related to the ineffectiveness of our hedging relationships.

At March 31, 2016, we had outstanding interest rate swap agreements with notional amounts of $2,000 million, maturing on April 15, 2019.

Available-for-Sale Securities—The following table summarizes the amortized cost, gross unrealized gains and losses, and fair value of available-for-sale securities measured on a recurring basis that are outstanding as of March 31, 2016 and December 31, 2015. Refer to Note 7 for additional information regarding the fair value of available-for-sale securities.

	March 31, 2016
Millions of dollars	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$656	$—	$—	$656
Bonds	88	—	—	88
Certificates of deposit	249	—	—	249
Limited partnership investments	350	—	(11)	339

Total available-for-sale securities	$1,343	$—	$(11)	$1,332

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2015
Millions of dollars	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$329	$—	$—	$329
Bonds	175	—	—	175
Certificates of deposit	215	—	—	215
Limited partnership investments	350	—	(5)	345

Total available-for-sale securities	$1,069	$—	$(5)	$1,064

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

No losses related to other-than-temporary impairments of our available-for-sale investments have been recorded in Accumulated other comprehensive loss during the three months ended March 31, 2016 and the year ended December 31, 2015.

As of March 31, 2016, the commercial paper securities held by the Company had maturities between two and twelve months, bonds had maturities between five and eighteen months, certificates of deposit mature between ten and twenty four months,; and limited partnership investments mature between one and three months.

The proceeds from maturities and sales of our available-for-sale securities during the three months ended March 31, 2016 and 2015 are summarized in the following table.

	Three Months Ended March 31,
Millions of dollars	2016	2015
Proceeds from maturities of securities	$240	$265
Proceeds from sales of securities	—	172

No gain or loss was realized in connection with the sales of securities during the three months ended March 31, 2016. We recognized realized a gain of less than $1 million in connection with the sale of securities during the three months ended 2015.

The specific identification method was used to identify the cost of the securities sold and the amounts reclassified out of Accumulated other comprehensive income into earnings.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the fair value and unrealized losses related to available-for-sale securities that were in a continuous unrealized loss position for less than and greater than twelve months as of March 31, 2016 and December 31, 2015.

	March 31, 2016
	Less than 12 months		Greater than 12 months
Millions of dollars	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Commercial paper	$136	$—	$—	$—
Bonds	8	—	10	—
Limited partnership investments	339	(11)	—	—

Total	$483	$(11)	$10	$—

	December 31, 2015
	Less than 12 months		Greater than 12 months
Millions of dollars	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Bonds	$46	$—	$35	$—
Certificates of deposit	150	—	—	—
Limited partnership investments	345	(5)	—	—

Total	$541	$(5)	$35	$—

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Instruments—The following table summarizes financial instruments outstanding as of March 31, 2016 and December 31, 2015 that are measured at fair value on a recurring basis. Refer to Note 7 for additional information regarding the fair value of financial instruments.

		March 31, 2016		December 31, 2015
Millions of dollars	Balance Sheet Classification	Notional Amount	Fair Value	Notional Amount	Fair Value
Assets–
Derivatives designated as net investment hedges:
Basis swaps	Prepaid expenses and other current assets	$—	$1	$500	$10
Basis swaps	Other assets	—	—	444	8

Derivatives designated as cash flow hedges:
Cross-currency swaps	Other assets	2,000	191	2,300	291
Cross-currency swaps	Prepaid expenses and other current assets	—	16	—	9
Forward-starting interest rate swaps	Other assets	—	—	600	8

Derivatives designated as fair value hedges:
Fixed-for-floating interest rate swaps	Other assets	2,000	47	2,000	19
Fixed-for-floating interest rate swaps	Prepaid expenses and other current assets	—	11	—	6

Derivatives not designated as hedges:
Commodities	Prepaid expenses and other current assets	49	10	73	8
Embedded derivatives	Prepaid expenses and other current assets	26	2	42	4
Foreign currency	Prepaid expenses and other current assets	10	—	105	1

Non-derivatives:
Available-for-sale securities	Short-term investments	1,340	1,332	1,073	1,064

		$5,425	$1,610	$7,137	$1,428

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

		March 31, 2016		December 31, 2015
Millions of dollars	Balance Sheet Classification	Notional Amount	Fair Value	Notional Amount	Fair Value
Liabilities–
Derivatives designated as net investment hedges:
Basis swaps	Accrued liabilities	$500	$13	$—	$—
	Other liabilities	444	12	—	—
Forward exchange contracts	Accrued liabilities	—	—	795	24

Derivatives designated as cash flow hedges:
Cross-currency swaps	Other liabilities	300	6	—	—
Forward-starting interest rate swaps	Other liabilities	1,000	86	400	6

Derivatives not designated as hedges:
Commodities	Accrued liabilities	3	—	67	2
Embedded derivatives	Accrued liabilities	64	6	21	—
Foreign currency	Accrued liabilities	22	—	75	3

Non-derivatives:
Performance share awards	Accrued liabilities	12	12	23	23
Performance share awards	Other liabilities	10	10	17	17

		$2,355	$145	$1,398	$75

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the pretax effect of derivative instruments charged directly to income.

	Effect of Financial Instruments
	Three Months Ended March 31, 2016
Millions of dollars	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI to Income	Additional Gain (Loss) Recognized in Income	Income Statement Classification
Derivatives designated as net investment hedges:
Basis swaps	$(40)	$—	$—	Other income, net
Forward exchange contracts	(30)	—	—	Other income, net

Derivatives designated as cash-flow hedges:
Cross-currency swaps	(106)	90	—	Other income, net
Forward-starting interest rate swaps	(88)	—	(1)	Interest expense

Derivatives designated as fair value hedges:
Fixed-for-floating interest rate swaps	—	—	33	Interest expense

Derivatives not designated as hedges:
Commodities	—	—	(1)	Sales and other operating revenues
Commodities	—	—	6	Cost of sales
Embedded derivatives	—	—	(8)	Cost of sales
Foreign currency	—	—	19	Other income, net

Non-derivatives designated as net investment hedges:
Euro notes payable	(4)	—	—	Other income, net

	$(268)	$90	$48

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended March 31, 2015
Millions of dollars	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI to Income	Additional Gain (Loss) Recognized in Income	Income Statement Classification
Derivatives designated as cash-flow hedges:
Cross-currency swaps	$267	$(220)	$—	Other income, net
Forward-starting interest rate swaps	(15)	—	—	Interest expense

Derivatives designated as fair value hedges:
Fixed-for-floating interest rate swaps	—	—	28	Interest expense

Derivatives not designated as hedges:
Commodities	—	—	(3)	Sales and other operating revenues
Commodities	—	—	1	Cost of sales
Embedded derivatives	—	—	3	Cost of sales
Foreign currency	—	—	(78)	Other income, net

	$252	$(220)	$(49)

The pretax effect of additional gain recognized in income for the fixed-for-floating interest rate swaps includes the net value for accrued interest of $6 million and $8 million for the three months ended March 31, 2016 and 2015, respectively.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	Fair Value Measurement

The following table presents the financial instruments outstanding as of March 31, 2016 and December 31, 2015 that are measured at fair value on a recurring basis.

	March 31, 2016
Millions of dollars	Fair Value	Level 1	Level 2	Level 3
Assets–
Derivatives:
Basis swaps	$1	$—	$1	$—
Cross-currency swaps	207	—	207	—
Fixed-for-floating interest rate swaps	58	—	58	—
Commodities	10	7	3	—
Embedded derivatives	2	—	2	—
Non-derivatives:
Available-for-sale securities	993	—	993	—
Available-for-sale securities measured at net assets value*	339	—	—	—

	$1,610	$7	$1,264	$—

Liabilities–
Derivatives:
Basis swaps	$25	$—	$25	$—
Cross-currency swaps	6	—	6	—
Forward-starting interest rate swaps	86	—	86	—
Embedded derivatives	6	—	6	—
Non-derivatives:
Performance share awards	22	22	—	—

	$145	$22	$123	$—

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2015
Millions of dollars	Fair Value	Level 1	Level 2	Level 3
Assets–
Derivatives:
Basis swaps	$18	$—	$18	$—
Cross-currency swaps	300	—	300	—
Forward-starting interest rate swaps	8	—	8	—
Fixed-for-floating interest rate swaps	25	—	25	—
Commodities	8	8	—	—
Embedded derivatives	4	—	4	—
Foreign currency	1	—	1	—
Non-derivatives:
Available-for-sale securities	719	—	719	—
Available-for-sale securities measured at net assets value*	345	—	—	—

	$1,428	$8	$1,075	$—

Liabilities–
Derivatives:
Forward exchange contracts	$24	$—	$24	$—
Forward-starting interest rate swaps	6	—	6	—
Commodities	2	—	2	—
Foreign currency	3	—	3	—
Non-derivatives:
Performance share awards	40	40	—	—

	$75	$40	$35	$—

*	In accordance with Fair Measurement Topic 820, Subtopic 10, certain investments measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The amounts presented in this table are intended to facilitate reconciliation to the Consolidated Balance Sheets.

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2016 and the year ended December 31, 2015.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the carrying value and estimated fair value of our financial instruments that are not measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015. Short-term loans receivable, which represent our repurchase agreements and short-term and long-term debt, are recorded at amortized cost in the Consolidated Balance Sheets. The carrying and fair values of short-term and long-term debt exclude capital leases.

	March 31, 2016
Millions of dollars	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Non-derivatives:
Assets:
Short-term loans receivable	$302	$302	$—	$302	$—

Liabilities:
Short-term debt	$90	$94	$—	$94	$—
Long-term debt	8,503	9,172	—	9,169	3

Total	$8,593	$9,266	$—	$9,263	$3

	December 31, 2015
Millions of dollars	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Non-derivatives:
Assets:
Short-term loans receivable	$289	$289	$—	$289	$—
Long-term loans receivable	98	98	—	98	—

Total	$387	$387	$—	$387	$—

Liabilities:
Short-term debt	$26	$23	$—	$23	$—
Long-term debt	7,671	8,034	—	8,032	2

Total	$7,697	$8,057	$—	$8,055	$2

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

We use the following inputs and valuation techniques to estimate the fair value of our financial instruments:

Basis Swaps—The fair value of our basis swap contracts is calculated using the present value of future cash flows discounted using observable inputs such as known notional value amounts, yield curves, spot and forward exchange rates.

Cross-Currency Swaps—The fair value of our cross-currency swaps is calculated using the present value of future cash flows discounted using observable inputs with the foreign currency leg revalued using published spot and future exchange rates on the valuation date.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	Pension and Other Postretirement Benefits

Net periodic pension benefits included the following cost components for the periods presented:

	Three Months Ended March 31,
	2016		2015
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$11	$8	$11	$9
Interest cost	22	8	21	9
Expected return on plan assets	(35)	(6)	(36)	(6)
Actuarial and investment loss amortization	5	2	3	2

Net periodic pension benefit costs (credits)	$3	$12	$(1)	$14

Net periodic other postretirement benefits included the following cost components for the periods presented:

	Three Months Ended March 31,
	2016		2015
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$1	$1	$1	$—
Interest cost	3	—	4	1
Actuarial loss amortization	—	1	—	1

Net periodic benefit costs	$4	$2	$5	$2

The total net periodic cost of our pension and other postretirement benefit plans were as follows:

	Three Months Ended
	March 31,
Millions of dollars	2016	2015
Pension plans	$15	$13
Other postretirement benefit plans	6	7

Net periodic benefit costs	$21	$20

9.	Income Taxes

Our effective income tax rate for the first quarter of 2016 was 29.5% compared with 27.4% for the first quarter of 2015. Our effective tax rate fluctuates based on, among other factors, changes in pretax income in countries with varying statutory tax rates, the U.S. domestic production activity deduction, changes in valuation allowances and changes in unrecognized tax benefits associated with uncertain tax positions.

Compared with the first quarter of 2015, the higher effective tax rate for the first quarter of 2016 was primarily attributable to adjustments to our deferred tax liabilities, an increase in foreign exchange gains, partially offset by release of our valuation allowance in Spain. We released the valuation allowance related to Spanish net deferred tax assets associated with operating losses as the Spanish operations are now in a three-year cumulative income position, and based on current projections, management now expects the operating losses will be fully utilized

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

within the next three years. Other items which had an impact to the effective tax rate included changes in pretax income in countries with varying statutory tax rates, increased exempt income, a reduced U.S. domestic production activity deduction and changes in uncertain tax positions.

A portion of the Company’s interest income from internal financing is either untaxed or taxed at rates substantially lower than the U.S. statutory rate. This treatment may be prospectively impacted by potential changes in the law, including adoption of certain proposals for base erosion and profit shifting.

We monitor income tax legislative developments in countries where we conduct business. Management does not believe that recent changes in income tax laws will have a material impact on our Consolidated Financial Statements, although new or proposed changes to tax laws could affect our tax liabilities in the future.

10.	Commitments and Contingencies

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

Environmental Remediation—Our accrued liability for future environmental remediation costs at current and former plant sites and other remediation sites totaled $106 million as of March 31, 2016 and December 31, 2015. At March 31, 2016, the accrued liabilities for individual sites range from less than $1 million to $20 million. The remediation expenditures are expected to occur over a number of years, and not to be concentrated in any single year. In our opinion, it is reasonably possible that losses in excess of the liabilities recorded may have been incurred. However, we cannot estimate any amount or range of such possible additional losses. New information about sites, new technology or future developments such as involvement in investigations by regulatory agencies, could require us to reassess our potential exposure related to environmental matters.

The following table summarizes the activity in our accrued environmental liability included in “Accrued liabilities” and “Other liabilities:”

	Three Months Ended
	March 31,
Millions of dollars	2016	2015
Beginning balance	$106	$106
Changes in estimates	(1)	—
Amounts paid	(2)	(1)
Foreign exchange effects	3	(9)

Ending balance	$106	$96

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

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Indemnification—We are parties to various indemnification arrangements, including arrangements entered into in connection with acquisitions, divestitures and the formation and dissolution of joint ventures. Pursuant to these arrangements, we provide indemnification to and/or receive indemnification from other parties in connection with liabilities that may arise in connection with the transactions and in connection with activities prior to completion of the transactions. These indemnification arrangements typically include provisions pertaining to third party claims relating to environmental and tax matters and various types of litigation. As of March 31, 2016, we had not accrued any significant amounts for our indemnification obligations, and we are not aware of other circumstances that would likely lead to significant future indemnification obligations. We cannot determine with certainty the potential amount of future payments under the indemnification arrangements until events arise that would trigger a liability under the arrangements.

As part of our technology licensing contracts, we give indemnifications to our licensees for liabilities arising from possible patent infringement claims with respect to certain proprietary licensed technologies. Such indemnifications have a stated maximum amount and generally cover a period of five to ten years.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.	Stockholders’ Equity

Dividend Distributions—On March 14, 2016, we paid a cash dividend of $0.78 per share for an aggregate of $336 million to shareholders of record on February 29, 2016.

Share Repurchase Programs—During the second quarter of 2015, we completed the repurchase of shares under the share repurchase program authorized by our shareholders in April 2014 (“April 2014 Share Repurchase Program”). We were authorized to purchase up to 10% of our outstanding shares under this program. In May 2015, our shareholders approved a proposal to authorize us to repurchase up to an additional 10% of our outstanding ordinary shares through November 2016 (“May 2015 Share Repurchase Program”). These repurchases, which are determined at the discretion of our Management Board, may be executed from time to time through open market or privately negotiated transactions. The repurchased shares, which are recorded at cost, are recorded as Treasury stock and may be retired or used for general corporate purposes, including for various employee benefit and compensation plans.

During the three months ended March 31, 2016, we repurchased approximately 12.3 million shares for $968 million at an average price of $78.70 per share, including commissions, under the May 2015 Share Repurchase Program. During the three months ended March 31, 2015, we repurchased approximately 15.7 million shares for $1,306 million at an average price of $83.18 per share, including commissions, under the April 2014 Share Repurchase Program.

Due to the timing of settlements, total cash paid for share repurchases for the three months ended March 31, 2016 and 2015 was $986 million and $1,359 million, respectively.

Ordinary Shares—The changes in the outstanding amounts of ordinary shares are as follows:

	Three Months Ended
	March 31,
	2016	2015
Ordinary shares outstanding:
Beginning balance	440,150,069	486,969,402
Share-based compensation	284,818	4,098,673
Warrants exercised	—	954
Employee stock purchase plan	17,855	7,022
Purchase of ordinary shares	(12,294,388)	(15,696,514)

Ending balance	428,158,354	475,379,537

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Treasury Shares—The changes in the amounts of treasury shares held by the Company are as follows:

	Three Months Ended
	March 31,
	2016	2015
Ordinary shares held as treasury shares:
Beginning balance	138,285,201	91,463,729
Share-based compensation	(284,818)	(4,098,673)
Warrants exercised	—	150
Employee stock purchase plan	(17,855)	(7,022)
Purchase of ordinary shares	12,294,388	15,696,514

Ending balance	150,276,916	103,054,698

Accumulated Other Comprehensive Income (Loss)—The components of, and after-tax changes in, Accumulated other comprehensive income (loss) as of and for the three months ended March 31, 2016 and 2015 are presented in the following table:

Millions of dollars	Financial Derivatives	Net Unrealized Holding Gains on Investments Net of Tax	Defined Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustments	Total
Balance – January 1, 2016	$(79)	$(5)	$(428)	$(926)	$(1,438)
Other comprehensive income (loss) before reclassifications	(141)	(6)	—	93	(54)
Amounts reclassified from accumulated other comprehensive loss	90	—	5	—	95

Net other comprehensive income (loss)	(51)	(6)	5	93	41

Balance – March 31, 2016	$(130)	$(11)	$(423)	$(833)	$(1,397)

Balance – January 1, 2015	$(80)	$—	$(449)	$(497)	$(1,026)
Other comprehensive income (loss) before reclassifications	187	—	—	(511)	(324)
Amounts reclassified from accumulated other comprehensive income	(220)	—	4	—	(216)

Net other comprehensive income (loss)	(33)	—	4	(511)	(540)

Balance – March 31, 2015	$(113)	$—	$(445)	$(1,008)	$(1,566)

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amounts reclassified out of each component of Accumulated other comprehensive income (loss) are as follows:

	Three Months Ended		Affected Line Item on
	March 31,		the Consolidated
Millions of dollars	2016	2015	Statements of Income
Reclassification adjustments for:
Defined pension and other postretirement benefit plan items:
Amortization of:
Actuarial loss	$8	$6
Financial derivatives:
Cross-currency swaps	90	(220)	Other income, net

Reclassifications, before tax	98	(214)
Income tax expense	3	2	Provision for income taxes

Amounts reclassified out of Accumulated other comprehensive loss	$95	$(216)

Amortization of prior service cost and actuarial loss are included in the computation of net periodic pension and other postretirement benefit costs (see Note 8).

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.	Per Share Data

Basic earnings per share is based upon the weighted average number of shares of common stock outstanding during the periods. Diluted earnings per share includes the effect of certain stock option awards and other equity-based compensation awards. We have unvested restricted stock units that are considered participating securities for earnings per share.

Earnings per share data and dividends declared per share of common stock are as follows:

	Three Months Ended March 31,
	2016		2015
Millions of dollars	Continuing Operations	Discontinued Operations	Continuing Operations	Discontinued Operations
Net income (loss)	$1,030	$—	$1,167	$(3)
Less: net loss attributable to non-controlling interests	—	—	2	—

Net income (loss) attributable to the Company shareholders	1,030	—	1,169	(3)
Net income attributable to participating securities	(1)	—	(4)	—

Net income (loss) attributable to ordinary shareholders – basic and diluted	$1,029	$—	$1,165	$(3)

Millions of shares, except per share data
Basic weighted average common stock outstanding	433	433	479	479
Effect of dilutive securities:
Stock options	—	—	2	2
MTI, QPA and PSU awards	1	1	—	—

Potential dilutive shares	434	434	481	481

Earnings (loss) per share:
Basic	$2.38	$—	$2.43	$(0.01)

Diluted	$2.37	$—	$2.42	$(0.01)

Participating securities	0.4	0.4	1.4	1.4

Dividends declared per share of common stock	$0.78	$—	$0.70	$—

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.	Segment and Related Information

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

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized financial information concerning reportable segments is shown in the following table for the periods presented:

	Three Months Ended March 31, 2016
Millions of dollars	O&P– Americas	O&P– EAI	I&D	Refining	Technology	Other	Total
Sales and other operating revenues:
Customers	$1,595	$2,545	$1,676	$821	$106	$—	$6,743
Intersegment	520	33	26	134	26	(739)	—

	2,115	2,578	1,702	955	132	(739)	6,743

Income from equity investments	22	69	—	—	—	—	91

EBITDA	878	509	326	14	83	(3)	1,807

	Three Months Ended March 31, 2015
Millions of dollars	O&P– Americas	O&P– EAI	I&D	Refining	Technology	Other	Total
Sales and other operating revenues:
Customers	$1,853	$2,863	$1,876	$1,484	$109	$—	$8,185
Intersegment	698	48	42	123	27	(938)	—

	2,551	2,911	1,918	1,607	136	(938)	8,185

Income from equity investments	7	57	5	—	—	—	69

EBITDA	1,031	357	337	149	76	2	1,952

Operating results for our O&P–EAI segment includes a non-cash charge of $40 million in the first quarter of 2016 related to a lower of cost or market (“LCM”) inventory valuation adjustment driven primarily by declines in the prices of several of our polyolefins products and naphtha. Operating results for our I&D segment reflect a non-cash charge of $28 million in the first quarter of 2016 related to LCM inventory valuation adjustments primarily driven by declines in the prices of benzene and styrene. Our O&P–Americas and O&P–EAI segments also benefited from gains of $57 million and $21 million, respectively, related to the sale of our wholly owned subsidiary, Petroken Petroquimica Ensenada S.A.

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

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of EBITDA to Income from continuing operations before income taxes is shown in the following table for each of the periods presented:

	Three Months Ended March 31,
Millions of dollars	2016	2015
EBITDA:
Total segment EBITDA	$1,810	$1,950
Other EBITDA	(3)	2
Less:
Depreciation and amortization expense	(268)	(287)
Interest expense	(82)	(69)
Add:
Interest income	5	11

Income from continuing operations before income taxes	$1,462	$1,607

The depreciation and amortization expense for the three months ended March 31, 2015 reflected in the table above includes $35 million of amortization expense related to expired emission allowance credits, $33 million of which was recognized by our Refining segment.

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

OVERVIEW

Our performance generally is driven by global economic conditions and their impact on demand for our products, raw material and energy prices, and industry-specific issues, such as production capacity. Our businesses are subject to the cyclicality and volatility generally seen in the chemicals and refining industries.

Our operations were strong during the first quarter of 2016 and we completed planned maintenance as expected. The solid results from our global polyolefins businesses and from the O&P–EAI segment in total are evidence of the value of our integrated businesses globally. Markets for our products in the first quarter of 2016 were generally balanced to tight, with prices responding rapidly to changes in supply and demand dynamics.

Significant items that affected our results during the first quarter of 2016 relative to the first quarter of 2015 include:

•	A significant decline in ethylene and co-product prices, which resulted in lower U.S. olefins results;

•	Lower feedstock costs improved European olefins and polyolefins results;

•	Lower gasoline-related product prices and increased industry supply caused lower margins in our I&D segment; and

•	A decline in the Maya 2-1-1 spread and reduced production rates stemming from planned and unplanned maintenance at our Houston refinery that negatively impacted our Refining segment.

Other noteworthy items since the beginning of the year include the following:

•	Repurchases of approximately 12 million of our outstanding ordinary shares,

•	The issuance of €750 million of 1.875% guaranteed notes due 2022 in March 2016; and

•	The sale of our wholly owned Argentine subsidiary for $184 million, with net cash proceeds of $137 million.

Results of operations for the periods discussed are presented in the table below.

	Three Months Ended March 31,
Millions of dollars	2016	2015
Sales and other operating revenues	$6,743	$8,185
Cost of sales	5,166	6,379
Selling, general and administrative expenses	193	205
Research and development expenses	24	26

Operating income	1,360	1,575
Interest expense	(82)	(69)
Interest income	5	11
Other income, net	88	21
Income from equity investments	91	69
Provision for income taxes	432	440

Income from continuing operations	1,030	1,167
Loss from discontinued operations, net of tax	—	(3)

Net income	$1,030	$1,164

RESULTS OF OPERATIONS

Revenues—Revenues decreased by $1,442 million, or 18%, in the first quarter of 2016 compared to the first quarter of 2015.

Lower average sales prices that trended down with the prices for crude oil and other feedstocks were responsible for 15% of the revenue decline. Unfavorable translation impacts resulting from a lower euro/U.S. dollar exchange rate further reduced revenues by 1% in the first quarter of 2016.

The impact of lower sales volumes in our Refining and O&P–EAI segments, which was partially offset by higher volumes in our O&P–Americas segment, in the first quarter of 2016 contributed the remaining 2% to the decline in revenues. Turnaround activities during the first quarter of 2016, primarily at the Houston refinery, were the main factors for the lower sales volumes.

Cost of Sales—Cost of sales decreased by $1,213 million, or 19%, in the first quarter of 2016, compared to the first quarter of 2015, due to the decline in feedstock and energy costs.

Cost of sales in the first quarter of 2016 includes pre-tax charges totaling $68 million for non-cash, lower of cost or market (“LCM”) inventory valuation adjustments in our O&P–EAI and I&D segments. Cost of sales in the first quarter of 2015 included pre-tax charges totaling $127 million, including non-cash, LCM inventory valuation adjustments in our O&P–Americas, I&D and Refining segments totaling $92 million and amortization of $35 million associated with the expiration of emission allowance credits in our Refining and I&D segments.

Operating Income—Operating income decreased by $215 million in the first quarter of 2016 compared to the first quarter of 2015.

Operating income in the first quarter of 2016 includes the negative impact of the $68 million LCM inventory valuation adjustment discussed above. Operating income for the first quarter of 2015 included the impacts of the $92 million LCM inventory valuation adjustment and $35 million of emission credit allowances amortization also discussed above.

Absent the items discussed above, operating income was lower by $274 million in the first quarter of 2016, compared to the same period in 2015. The results of our O&P–Americas and Refining segments, which declined by $270 million and $142 million, respectively, were the main drivers of the lower operating income. The negative impact was offset in part by a $162 million improvement in the results of our O&P–EAI segment. Results for each of our business segments are discussed further in the “Segment Analysis” section below.

Interest Expense—Interest expense in the first quarter of 2016 increased by $13 million over the first quarter of 2015, primarily due to approximately $8 million of higher interest expense as a result of debt issuances in March 2016 and 2015 related to our 1.875% guaranteed notes due 2022 in March 2016 and our 4.625% senior notes due 2055 in March 2015. A $7 million reduction in the benefits from our fixed-for-floating interest rate swaps and cross-currency swaps in the first quarter of 2016 also contributed to the increase in interest expense. See Notes 5, 6 and 7 for additional information related to these swaps.

Other Income, Net—Other income, net of $88 million in the first quarter of 2016 reflects a $67 million increase primarily due to a $78 million gain related to the sale of our wholly owned Argentine subsidiary. We allocated $57 million and $21 million of the gain to our O&P–Americas and O&P–EAI segments, respectively.

Income from Equity Investments—Income from equity investments increased by $22 million in the first quarter of 2016 primarily due to margin improvements for certain of our joint ventures.

Income Tax—Our effective income tax rate for the first quarter of 2016 was 29.5% compared with 27.4% for the first quarter of 2015. Our effective tax rate fluctuates based on, among other factors, changes in pretax income in countries with varying statutory tax rates, the U.S. domestic production activity deduction, changes in valuation allowances and changes in unrecognized tax benefits associated with uncertain tax positions.

Compared with the first quarter of 2015, the higher effective tax rate for the first quarter of 2016 was primarily attributable to adjustments to our deferred tax liabilities (2.2%), and an increase in foreign exchange gains (1.4%), partially offset by changes to our valuation allowance in Spain (-1.3%). We released the valuation allowance related to Spanish net deferred tax assets associated with operating losses as the Spanish operations are now in a three-year cumulative income position, and based on current projections, management now expects the operating losses will be fully utilized within the next three years. Other items which had an impact to the effective tax rate included changes in pretax income in countries with varying statutory tax rates, increased exempt income, a reduced U.S. domestic production activity deduction and changes in uncertain tax positions.

Comprehensive Income—Comprehensive income increased by $447 million in the first quarter of 2016 compared to the first quarter of 2015. The increase reflects higher net income, the favorable impact of unrealized net changes in foreign currency translation adjustments and, to a lesser extent, unfavorable impacts of financial derivative adjustments.

The predominant functional currency for our operations outside of the U.S. is the euro. Relative to the U.S. dollar, the value of the euro increased during the first quarter of 2016, resulting in gains as reflected in the Consolidated Statements of Comprehensive Income. These gains were offset in part by pre-tax losses of $70 million which represent the effective portion of the unrealized losses of our financial derivatives designated as net investment hedges.

The cumulative first quarter 2016 effect of our derivatives designated as cash flow hedges was a loss of $194 million. The strengthening of the euro versus the U.S. dollar in the first quarter of 2016 resulted in $106 million of pre-tax losses related to our cross currency swaps. These losses were partially offset in the same period by a $90 million pre-tax gain reclassification adjustment included in net income. Unrealized losses of $88 million related to forward-starting interest rate swaps were driven by a decrease in benchmark interest rates during the first quarter of 2016.

Segment Analysis

We use earnings before interest, income taxes, and depreciation and amortization (“EBITDA”) as our measure of profitability for segment reporting purposes. This measure of segment operating results is used by our chief operating decision maker to assess the performance of and allocate resources to our operating segments. Intersegment eliminations and items that are not directly related or allocated to business operations are included in “Other.” For additional information related to our operating segments, as well as a reconciliation of EBITDA to its nearest GAAP measure, Income from continuing operations before income taxes, see Note 13, Segment and Related Information, to our Consolidated Financial Statements.

Our continuing operations are divided into five reportable segments: O&P–Americas; O&P–EAI; I&D; Refining; and Technology.

	Three Months Ended March 31,
Millions of dollars	2016	2015
Sales and other operating revenues:
O&P–Americas segment	$2,115	$2,551
O&P–EAI segment	2,578	2,911
I&D segment	1,702	1,918
Refining segment	955	1,607
Technology segment	132	136
Other, including intersegment eliminations	(739)	(938)

Total	$6,743	$8,185

Income from equity investments:
O&P–Americas segment	$22	$7
O&P–EAI segment	69	57
I&D segment	—	5

Total	$91	$69

EBITDA:
O&P–Americas segment	$878	$1,031
O&P–EAI segment	509	357
I&D segment	326	337
Refining segment	14	149
Technology segment	83	76
Other, including intersegment eliminations	(3)	2

Total	$1,807	$1,952

Olefins and Polyolefins–Americas Segment

Overview—First quarter 2016 segment results primarily reflect lower olefins margins, partially offset by higher polypropylene margins. EBITDA also benefited from the absence of a $43 million LCM inventory valuation charge recognized in the first quarter of 2015 and a $57 million gain on the sale of our wholly owned Argentine subsidiary, in the first quarter of 2016.

Ethylene Raw Materials—Production economics for the industry have favored natural gas liquids (“NGLs”) in recent years. Although the decline in oil prices significantly reduced the cost of ethylene produced from crude oil based liquids (“heavy liquids”) beginning in the latter part of 2014, NGL prices also declined and they continued to be preferred feedstocks. During the first quarters of 2016 and 2015, we produced approximately 90% of our U.S. ethylene production from NGLs.

The following table sets forth selected financial information for the O&P–Americas segment including Income from equity investments, which is a component of EBITDA.

	Three Months Ended March 31,
Millions of dollars	2016	2015
Sales and other operating revenues	$2,115	$2,551
Income from equity investments	22	7
EBITDA	878	1,031

Revenues—Revenues for our O&P–Americas segment decreased by $436 million, or 17%, in the first quarter of 2016 compared to the first quarter of 2015.

The decline in average sales prices for most products in the first quarter of 2016 reflects the decreases in feedstock prices that are correlated to the price of crude oil, which declined relative to the first quarter of 2015. This led to a 25% decrease in first quarter 2016 revenues.

The decline in revenues as a result of sales prices was partially offset by an 8% improvement in revenues as a result of increased sales volumes. The increase was largely attributable to olefins and polyethylene sales volumes.

EBITDA—EBITDA decreased by $153 million, or 15%, in the first quarter of 2016 compared to the first quarter of 2015. The benefits discussed above were responsible for a 10% increase in first quarter 2016 EBITDA.

Lower olefin margins were partially offset by the impact of higher polypropylene margins in the first quarter of 2016. The decline in first quarter 2016 olefins margins was driven by lower average sales prices for ethylene due to the impact of lower naphtha feedstock prices on global ethylene and additional U.S. ethylene supply versus the prior year period combined with the increased cost of ethylene production as co-product prices fell at a faster pace than the decreases in heavy liquids and NGL feedstock costs. Higher first quarter 2016 polypropylene margins reflect the benefit of lower propylene feedstock costs, partly offset by lower average polypropylene sales prices. These margin impacts led to a 23% decrease in EBITDA while volumes contributed to a 3% decrease in EBITDA as the impact of increased volumes purchased for inventory in preparation for upcoming turnarounds more than offset the benefit of increased sales volumes.

An improvement in income from our equity investments over the prior year period resulted in a 1% increase in EBITDA.

Olefins and Polyolefins–Europe, Asia, International Segment

Overview—Higher operating results in the first quarter of 2016 compared to the first quarter of 2015 primarily reflect strong margin improvements for olefins and European polyolefins. A decline in the prices for several of our polyolefins products and naphtha resulted in market prices that were lower than the carrying value of our related inventories at the end of the first quarter of 2016. Accordingly, we recorded a non-cash, LCM inventory valuation charge of $40 million. We also recognized a $21 million gain related to the sale of our wholly owned Argentine subsidiary in the first quarter of 2016.

The following table sets forth selected financial information for the O&P–EAI segment including Income from equity investments, which is a component of EBITDA.

	Three Months Ended March 31,
Millions of dollars	2016	2015
Sales and other operating revenues	$2,578	$2,911
Income from equity investments	69	57
EBITDA	509	357

Revenues—Revenues decreased by $333 million, or 11%, in the first quarter of 2016 compared to the first quarter of 2015.

Lower average sales prices and the unfavorable translation impacts due to a slightly weaker euro versus the U.S. dollar decreased revenues by 7% and 1%, respectively, in the first quarter of 2016. Average sales prices were lower across most products as sales prices generally correlate with crude oil prices, which have significantly declined compared to the first quarter of 2015.

Sales volumes, which were lower across most businesses due to lower product availability related to turnaround activity and inventory requirements, decreased revenues by 3% in the first quarter of 2016.

EBITDA—EBITDA increased by $152 million, or 43%, compared to the first quarter of 2015.

Polyolefins margins in Europe improved in the first quarter of 2016, reflecting lower ethylene and propylene feedstock costs and, to a lesser extent, higher average sales prices for some products. Olefins margins increased as a decline in the cost of ethylene production, largely due to lower feedstock costs, more than offset slightly lower average sales price for ethylene in the first quarter of 2016.

The margin impacts discussed above resulted in a 53% improvement in first quarter 2016 EBITDA. First quarter 2016 EBITDA also reflects increases of 6% related to the $21 million gain associated with the sale of the subsidiary discussed above and 3% related to improvements in income from our equity investments. These increases were offset in part by decreases of 11% associated with the $40 million LCM inventory valuation charge discussed above, 5% related to lower sales volumes discussed above and 3% stemming from the impact of unfavorable foreign exchange impacts.

Intermediates and Derivatives Segment

Overview—Our I&D segment’s operating results for the first quarter of 2016 were similar to results in the first quarter of 2015, with lower margins being mostly offset by the impact of higher volumes. The change in EBITDA includes a net benefit of $16 million related to non-cash LCM inventory charges of $28 million and $44 million in the first quarters of 2016 and 2015, respectively. These adjustments were predicated primarily on the decline in market prices for certain products, including benzene and styrene in the first quarter of 2016 and benzene and ethylene glycol in the first quarter of 2015, all of which fell to levels below the carrying value of our related inventories at the respective reporting dates.

The following table sets forth selected financial information for the I&D segment including Income from equity investments, which is a component of EBITDA.

	Three Months Ended March 31,
Millions of dollars	2016	2015
Sales and other operating revenues	$1,702	$1,918
Income from equity investments	—	5
EBITDA	326	337

Revenues—Revenues decreased by $216 million, or 11%, in the first quarter of 2016 compared to the first quarter of 2015.

Lower average sales prices in the first quarter of 2016 for most products, which were driven by declining feedstock and energy costs and, for certain products, additional industry supply, led to a 15% revenue decrease. The impact of unfavorable foreign exchange impacts resulted in a 1% revenue decrease in the current year period.

An increase in acetyls sales volumes in the first quarter of 2016 relative to the first quarter 2015, which was negatively impacted by the planned outage at our Channelview, Texas methanol unit, was largely responsible for a 5% volume driven revenue increase.

EBITDA—EBITDA decreased $11 million, or 3%, in the first quarter of 2016 compared to the first quarter of 2015.

Lower margins resulted in a 17% decrease in first quarter 2016 EBITDA. Declines in gasoline-related product prices that exceeded reductions in related feedstock cost, and increased industry supply, primarily for methanol and PO & derivative products, were the primary factors in the margin decline. A decrease in income from our equity investments also resulted in a 1% decrease in EBITDA during the current year period.

These decreases were offset in part by a 10% increase related to the higher sales volumes discussed above and a 5% increase related to the $16 million lower LCM inventory valuation charge in the first quarter of 2016 as compared to the prior year period.

Refining Segment

Overview—Results of our Refining segment for the first quarter 2016 compared to the first quarter 2015 were significantly lower because of planned turnarounds on a crude unit and a coker unit operating train and extended down-time for maintenance required to return the crude unit to full operating capacity.

The following table sets forth selected financial information and heavy crude oil processing rates for the Refining segment and the U.S. refining market margins for the applicable periods. Light Louisiana Sweet, or “LLS” is a light, sweet crude oil, while “Maya” is a heavy, sour crude oil. References to industry benchmarks for refining market margins are to industry prices reported by Platts, a reporting service of The McGraw-Hill Companies.

	Three Months Ended March 31,
Millions of dollars	2016	2015
Sales and other operating revenues	$955	$1,607
EBITDA	14	149

Heavy crude processing rates, thousands of barrels per day	186	241

Market margins, dollars per barrel
Light crude oil – 2-1-1	$8.67	$15.02
Light crude – Maya differential	9.19	8.72

Total Maya 2-1-1	$17.86	$23.74

Revenues—Revenues decreased by $652 million, or 41%, in the first quarter of 2016 compared to the first quarter of 2015.

Total revenues decreased on significantly lower product prices due to a drop in crude oil prices and a reduction in sales volumes due to production limitations. The average crude oil price in the first quarter of 2016 declined by about $20 per barrel compared to the first quarter of 2015, leading to lower product pricing. This decline resulted in a 29% decrease in revenues compared to the same period in 2015. Processing rates in the first quarter 2016 were reduced relative to the comparable period in 2015 due to turnaround down-time and unplanned maintenance. This decline was responsible for a 12% decrease in 2016 revenues.

EBITDA—EBITDA decreased by $135 million, or 91%, in the first quarter of 2016 compared to the first quarter of 2015.

A decline in refining margins in the first quarter of 2016 led to a 52% decrease in EBITDA. The decrease was driven by a near $10 per barrel decline in diesel spreads and a $4 per barrel lower gasoline spread relative to first quarter of 2015. These reduced product margins reflect the almost $6 per barrel decrease in the Maya 2-1-1.

Lower production was responsible for an additional 42% decrease in first quarter 2016 EBITDA due to a 23% decrease in average heavy crude oil processing rates relative to the first quarter of 2015. These reduced rates were due to planned turnaround work on a crude unit and a coker unit processing train and extended maintenance down-time needed to return the crude unit to full capacity.

These decreases were partly offset by a 3% increase in EBITDA related to the absence of a $5 million LCM adjustment that occurred in the first quarter of 2015.

Technology Segment

Overview—The Technology segment recognizes revenues related to the sale of polyolefin catalysts, licensing of chemical, polyolefin and other process technologies and associated engineering and other services.

The following table sets forth selected financial information for the Technology segment:

	Three Months Ended March 31,
Millions of dollars	2016	2015
Sales and other operating revenues	$132	$136
EBITDA	83	76

Revenues—Revenues decreased by $4 million, or 3%, in the first quarter of 2016 compared to the first quarter of 2015.

Recognition of revenues on process licenses issued in prior periods was responsible for a 5% revenue increase relative to the first quarter of 2015. An 11% revenue decrease related to lower catalyst sales volumes was offset in part by a 5% revenue increase stemming from improved catalyst sales prices in the first quarter of 2016. Unfavorable foreign currency translation impacts due to a weaker euro versus the U.S. dollar gave rise to a 2% revenue decrease in the first quarter of 2016.

EBITDA—EBITDA increased by $7 million, or 9%, in the first quarter of 2016 due to higher licensing and services revenues relative to the first quarter of 2015.

FINANCIAL CONDITION

Operating, investing and financing activities of continuing operations, which are discussed below, are presented in the following table:

	Three Months Ended March 31,
Millions of dollars	2016	2015
Source (use) of cash:
Operating activities	$1,300	$1,468
Investing activities	(597)	(443)
Financing activities	(333)	(401)

Operating Activities

2016—Cash of $1,300 million generated in the first quarter of 2016 primarily reflected earnings adjusted for non-cash items, including the $78 million gain related to the sale of our wholly owned Argentine subsidiary and adjustments for related working capital, and cash used by the main components of working capital – accounts receivable, inventories and accounts payable.

The main components of working capital consumed cash of $70 million during the first quarter of 2016. Higher first quarter 2016 sales volumes for our O&P–EAI and I&D segments relative to the fourth quarter of 2015 led to the increase in accounts receivable. Accounts payable increased as a result of higher feedstock purchases by our Refining and I&D segments.

2015—Cash of $1,468 million generated in the first quarter of 2015 primarily reflected earnings adjusted for non-cash items, offset in part by cash used by the main components of working capital.

The main components of working capital consumed cash of $53 million during the first quarter of 2015. The lower cost of crude oil at the end of the first quarter of 2015 led to the decrease in accounts payable. The decrease in accounts receivable reflected lower sales prices across all segments, partly offset by higher sales volumes in our O&P–EAI segment.

Investing Activities—We used cash of $597 million and $443 million in investing activities in the first quarters of 2016 and 2015, respectively.

We invest cash in investment-grade and other high quality instruments that provide adequate flexibility to redeploy funds as needed to meet our cash flow requirements while maximizing yield. In the first quarters of 2016 and 2015, we invested $483 million and $434 million, respectively, in securities, which are deemed available-for-sale and classified as Short-term investments. We also invested $199 million in tri-party repurchase agreements in the first quarter of 2015. These investments are classified as short-term loans receivable. We received proceeds upon the sale and maturity of certain of our available-for-sale securities and repurchase agreements of $240 million and $98 million, respectively, in the first quarter of 2016 and $437 million and $50 million, respectively, in the corresponding period of 2015.

In December 2015, we entered into €750 million ($795 million) of forward exchange contracts, which were designated as net investment hedges of our investments in foreign subsidiaries. Payments to and proceeds from our counterparties upon settlement of these forward exchange contracts following their expiration in March 2016 resulted in a net cash outflow of $55 million.

We received net cash proceeds of $137 million for the sale of our wholly owned Argentine subsidiary in February 2016.

See Note 6 to the Consolidated Financial Statements for additional information regarding these investments.

The following table summarizes capital expenditures for the periods presented:

	Three Months Ended March 31,
Millions of dollars	2016	2015
Capital expenditures by segment:
O&P–Americas	$303	$149
O&P–EAI	81	38
I&D	76	76
Refining	57	33
Technology	6	6
Other	4	4

Consolidated capital expenditures of continuing operations	$527	$306

In the first quarters of 2016 and 2015, our capital expenditures included debottlenecks of certain assets to enhance production, turnaround activities and expansion projects at several sites as well as other plant improvement projects and railcar purchases. The increased level of capital expenditures for our O&P–Americas, O&P–EAI and Refining segments in the first quarter of 2016 was largely due to debottleneck and turnaround activities.

Financing Activities—In the first three months of 2016 and 2015, our financing activities used cash of $333 million and $401 million, respectively.

In the first quarters of 2016 and 2015, we made payments of $986 million and $1,359 million, respectively, to acquire approximately 12 million and 16 million, respectively, of our outstanding ordinary shares. We also made dividend payments totaling $336 million and $334 million during the first quarters of 2016 and 2015, respectively. For additional information related to these share repurchases and dividend payments, see Note 11 to the Consolidated Financial Statements.

We received net proceeds of $177 million and $169 million in the first quarters of 2016 and 2015, respectively, through the issuance and repurchase of commercial paper instruments under our commercial paper program.

In March 2016, we issued €750 million of 1.875% guaranteed notes due 2022 and received net proceeds of $812 million.

The net proceeds from these notes may be used for general corporate purposes, including repurchases of LyondellBasell’s ordinary shares. Other general corporate purposes may include, among other things, funding for working capital, capital expenditures and acquisitions. We may temporarily invest funds that are not immediately needed for these purposes in short-term investments, including marketable securities.

In March 2015, we issued $1,000 million of 4.625% Notes due 2055 and received net proceeds of $984 million. Additional information related to these notes can be found in the Liquidity and Capital Resources section below and in Note 5 to the Consolidated Financial Statements.

Liquidity and Capital Resources—As of March 31, 2016, we had $2,650 million of unrestricted cash and cash equivalents and marketable securities classified as Short-term investments. We also held $302 million of tri-party repurchase agreements classified as Other current assets at March 31, 2016. For additional information related to our purchases of marketable securities, which currently include certificates of deposit, commercial paper, bonds and limited partnership investments, and our investments in tri-party repurchase agreements, see “–Investing Activities” above and Note 6 to the Consolidated Financial Statements.

At March 31, 2016, we held $660 million of cash in jurisdictions outside of the U.S., principally in the United Kingdom. There are currently no material legal or economic restrictions that would impede our transfers of cash.

We also had total unused availability under our credit facilities of $2,187 million at March 31, 2016, which included the following:

•	$1,462 million under our $2,000 million revolving credit facility, which backs our $2,000 million commercial paper program. Availability under this facility is net of outstanding borrowings, outstanding letters of credit provided under the facility and notes issued under our $2,000 million commercial paper program. A small portion of our availability under this facility is impacted by changes in the euro/U.S. dollar exchange rate. At March 31, 2016, we had $500 million of outstanding commercial paper, no outstanding letters of credit and no outstanding borrowings under the facility; and

•	$725 million under our $900 million U.S. accounts receivable securitization facility. Availability under this facility is subject to a borrowing base of eligible receivables, which is reduced by outstanding borrowings and letters of credit, if any. This facility had no outstanding borrowings or letters of credit at March 31, 2016.

Our €450 million European receivables securitization facility expired in April 2016. Under the terms of the agreement availability under the facility ceased following notification on March 15, 2016 of our intent not to extend the facility. There were no borrowings outstanding under this facility at March 31, 2016.

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

We have $651 million of outstanding letters of credit and bank guarantees issued under uncommitted credit facilities at March 31, 2016. At March 31, 2016, we had total debt, including current maturities, of $9,102 million.

In March 2016, we issued €750 million of 1.875% guaranteed notes due 2022 at a discounted price of 99.607%. Proceeds from these notes may be used for general corporate purposes, including repurchases of our ordinary shares.

The notes may be redeemed before the date that is three months prior to the scheduled maturity date at a redemption price equal to the greater of 100% of the principal amount of the notes redeemed and the sum of the present values of the remaining scheduled payments of principal and interest (discounted at the applicable Comparable Government Bond Rate plus 35 basis points) on the notes to be redeemed. The notes may also be redeemed on or after the date that is three months prior to the final maturity date of the notes at a redemption price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest. The notes are also redeemable upon certain tax events.

For additional information related to our credit facilities and Notes discussed above, see Note 5 to the Consolidated Financial Statements.

In May 2015, our shareholders approved a proposal to authorize us to repurchase up to an additional 10%, or approximately 47 million, of our shares outstanding over the following eighteen months. Our share repurchase program does not have a stated dollar amount, and purchases may be made through open market purchases, private market transactions or other structured transactions. Repurchased shares could be retired or used for general corporate purposes, including for various employee benefit and compensation plans. As of March 31, 2016, we have purchased approximately 44 million shares under this program for approximately $3,864 million. As of April 20, 2016, we had approximately 2 million shares remaining under the current authorization. The timing and amount of additional shares repurchased will be determined by our Management Board based on its evaluation of market conditions and other factors. For additional information related to our share repurchase programs, see Note 11 to the Consolidated Financial Statements.

In February 2016, we received net proceeds of $137 million from the sale of our wholly owned Argentine subsidiary.

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

CURRENT BUSINESS OUTLOOK

A significant amount of industry capacity is expected to be offline for planned maintenance in the U.S. and Asia in the second quarter of 2016. We believe this downtime is tightening global olefins and polyolefins markets, which may benefit our O&P–Americas and O&P–EAI segments. We also expect the rise in crude oil prices to benefit pricing and demand as customers no longer see an incentive to delay purchases in expectation of future price declines. Our I&D and Refining segments should benefit from typical seasonal margin improvements in fuels markets. Our Houston refinery will operate at reduced rates during the second quarter as we repair damage from an April 2016 fire. We currently expect the refinery repair to negatively impact second quarter 2016 results by approximately $40 million to $70 million. We have begun the turnaround and 800 million pound ethylene expansion at our Corpus Christi, Texas facility and expect to ramp up toward full utilization of the expanded capacity during the third quarter of 2016. We currently expect this turnaround to negatively impact results in the second and third quarters of 2016 by approximately $10 million and $40 million, respectively. In addition, planned maintenance at our other facilities is expected to negatively impact results in the second quarter by approximately $20 million to $30 million.

CRITICAL ACCOUNTING POLICIES

Inventory—In the first quarter of 2016, we recorded an LCM adjustment of $68 million as certain product prices fell in line with the declines in hydrocarbon prices and other correlated products. The primary contributors to the LCM adjustment in the first quarter of 2016 were market price declines for several of our polyolefins products and for naphtha, benzene and styrene. Representative prices used in the calculation of this LCM adjustment include $360 per metric ton for naphtha, $1,012 per metric ton for styrene, and $1.77 per gallon for benzene.

Currently all but one of our LIFO inventory pools are “at-risk” for further adjustment as each impacted LIFO pool is at, or close to, the calculated market value at the last balance sheet measurement date. As of March 31, 2016, “at-risk” inventory accounted for $3.3 billion of the total carrying value of our $4.0 billion of inventory. The extent to which further adjustment may occur is dependent on the pool specific product prices and composition within each individual dollar value LIFO pool at the balance sheet date. Further sustained price declines in our finished goods and raw materials could result in future LCM inventory valuation charges during the remainder of 2016. However, if pricing trends reverse, some or all of these 2016 charges could be reversed in future quarterly interim periods during 2016.

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

Our exposure to market and regulatory risks is described in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2015. Our exposure to such risks has not changed materially in the three months ended March 31, 2016.

Item 4.	CONTROLS AND PROCEDURES

As of March 31, 2016 with the participation of our management, our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) carried out an evaluation, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the Act), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of March 31, 2016.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Information regarding our litigation and other legal proceedings can be found in Note 10, Commitments and Contingencies, to the Consolidated Financial Statements, which is incorporated into this Item 1 by reference.

The following is a description of environmental proceedings to which a governmental authority is a party and potential monetary sanctions are reasonably likely to be $100,000 or more.

In July 2015, the Texas Commission on Environmental Quality (“TCEQ”) issued a proposed Agreed Order to Houston Refining LP pertaining to a Clean Air Act Title V air permit inspection covering the years 2013 and 2014. TCEQ asserted an administrative penalty demand for this matter of $118,127, which has been paid in full.

In February 2016, the TCEQ issued a Notice of Enforcement to Equistar Chemicals, LP following a TCEQ compliance investigation file review. In April 2016, TCEQ issued a proposed Agreed Order, which assesses an administrative penalty of $105,000 and proposes a one-time offer to defer $21,000 of the penalty if Equistar satisfactorily complies with the terms of the order.

Additional information about such environmental proceedings can be found in Part I, Item 3 of our 2015 Annual Report on Form 10-K, which is incorporated into this Item 1 by reference.

Item 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in Item 1A of our 2015 Annual Report on Form 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
January 1 – January 31	5,314,782	$77.63	5,314,782	9,987,925
February 1 – February 29	4,512,065	$77.02	4,512,065	5,475,860
March 1 – March 31	2,467,541	$84.07	2,467,541	3,008,319

Total	12,294,388	$78.70	12,294,388	3,008,319

(1)	On May 6, 2015, we announced a share repurchase program of up to 47,250,519 of our ordinary shares through November 6, 2016. The maximum number of shares that may yet be purchased is not necessarily an indication of the number of shares that will ultimately be purchased.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 6.	EXHIBITS

4.1	Indenture, among LYB International Finance II B.V., as Issuer, LyondellBasell Industries N.V., as Guarantor, and Deutsche Bank Trust Company Americas, as Trustee, dated as of March 2, 2016 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on March 2, 2016)

4.2	Officer’s Certificate of LYB International Finance II B.V. relating to the Notes, dated as of March 2, 2016 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on March 2, 2016)

4.3	Form of LYB International Finance II B.V.’s 1.875% Guaranteed Notes due 2022 (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on March 2, 2016 and included in Exhibit 4.2)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32	Certifications pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LYONDELLBASELL INDUSTRIES N.V.

Date: April 22, 2016	/s/ William B. Allen, Jr.
William B. Allen, Jr.
Vice President of Finance
(Principal Accounting Officer)