Form 10-Q
period 2016-06-30
LyondellBasell Industries N.V.
filed 2016-07-29
CIK 1489393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

The registrant had 415,721,892 ordinary shares, €0.04 par value, outstanding at July 26, 2016 (excluding 162,713,378 treasury shares).

LYONDELLBASELL INDUSTRIES N.V.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars, except earnings per share	2016	2015	2016	2015
Sales and other operating revenues:
Trade	$7,132	$8,931	$13,688	$16,932
Related parties	196	214	383	398

	7,328	9,145	14,071	17,330
Operating costs and expenses:
Cost of sales	5,702	7,047	10,868	13,426
Selling, general and administrative expenses	199	228	392	433
Research and development expenses	24	25	48	51

	5,925	7,300	11,308	13,910
Operating income	1,403	1,845	2,763	3,420
Interest expense	(83)	(79)	(165)	(148)
Interest income	4	7	9	18
Other income (expense), net	(3)	4	85	25

Income from continuing operations before equity investments and income taxes	1,321	1,777	2,692	3,315
Income from equity investments	117	90	208	159

Income from continuing operations before income taxes	1,438	1,867	2,900	3,474
Provision for income taxes	346	541	778	981

Income from continuing operations	1,092	1,326	2,122	2,493
Income (loss) from discontinued operations, net of tax	(1)	3	(1)	—

Net income	1,091	1,329	2,121	2,493
Net income attributable to non-controlling interests	—	1	—	3

Net income attributable to the Company shareholders	$1,091	$1,330	$2,121	$2,496

Earnings per share:
Net income (loss) attributable to the Company shareholders —
Basic:
Continuing operations	$2.57	$2.81	$4.94	$5.24
Discontinued operations	—	0.01	—	—

	$2.57	$2.82	$4.94	$5.24

Diluted:
Continuing operations	$2.56	$2.81	$4.93	$5.22
Discontinued operations	—	0.01	—	—

	$2.56	$2.82	$4.93	$5.22

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2016	2015	2016	2015
Net income	$1,091	$1,329	$2,121	$2,493
Other comprehensive income (loss), net of tax –
Financial derivatives:
Gain (loss) on cash flow hedges arising during the period	5	25	(189)	277
Reclassification adjustment included in net income	(43)	67	47	(153)
Income tax expense (benefit)	12	(1)	(41)	64

Financial derivatives, net of tax	(50)	93	(101)	60

Unrealized gain (loss) on available-for-sale securities:
Unrealized loss on sales of available-for-sale securities, before tax	—	—	(6)	—
Income tax expense (benefit)	—	—	—	—

Unrealized loss on available-for-sale securities, net of tax	—	—	(6)	—

Defined pension and other postretirement benefit plans:
Reclassification adjustment for amortization of prior service cost included in net income	—	1	—	1
Reclassification adjustment for net actuarial loss included in net income	7	7	15	13

Defined pension and other postretirement benefit plans, before tax	7	8	15	14
Income tax expense	2	2	5	4

Defined pension and other postretirement benefit plans, net of tax	5	6	10	10

Foreign currency translation adjustments:
Unrealized gain (loss) arising during the period	(29)	160	56	(351)
Income tax expense (benefit)	1	—	(7)	—

Foreign currency translation adjustments, net of tax	(30)	160	63	(351)

Total other comprehensive income (loss)	(75)	259	(34)	(281)

Comprehensive income	1,016	1,588	2,087	2,212
Comprehensive loss attributable to non-controlling interests	—	1	—	3

Comprehensive income attributable to the Company shareholders	$1,016	$1,589	$2,087	$2,215

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED BALANCE SHEETS

Millions of dollars	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$1,060	$924
Restricted cash	4	7
Short-term investments	1,023	1,064
Accounts receivable:
Trade, net	2,633	2,363
Related parties	173	154
Inventories	4,009	4,051
Prepaid expenses and other current assets	1,081	1,226

Total current assets	9,983	9,789
Property, plant and equipment at cost	14,047	12,910
Less: Accumulated depreciation	(4,366)	(3,919)

Property, plant and equipment, net	9,681	8,991
Investments and long-term receivables:
Investment in PO joint ventures	390	397
Equity investments	1,610	1,608
Other investments and long-term receivables	18	122
Goodwill	542	536
Intangible assets, net	588	640
Other assets	623	674

Total assets	$23,435	$22,757

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED BALANCE SHEETS

Millions of dollars, except shares and par value data	June 30, 2016	December 31, 2015
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$4	$4
Short-term debt	616	353
Accounts payable:
Trade	1,895	1,627
Related parties	462	555
Accrued liabilities	1,374	1,810

Total current liabilities	4,351	4,349
Long-term debt	8,485	7,671
Other liabilities	2,143	2,036
Deferred income taxes	2,149	2,127
Commitments and contingencies	—	—
Stockholders’ equity:
Ordinary shares, €0.04 par value, 1,275 million shares authorized, 419,381,566 and 440,150,069 shares outstanding, respectively	31	31
Additional paid-in capital	10,192	10,202
Retained earnings	11,264	9,841
Accumulated other comprehensive loss	(1,472)	(1,438)
Treasury stock, at cost, 159,053,704 and 138,285,201 ordinary shares, respectively	(13,732)	(12,086)

Total Company share of stockholders’ equity	6,283	6,550
Non-controlling interests	24	24

Total equity	6,307	6,574

Total liabilities and equity	$23,435	$22,757

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
Millions of dollars	2016	2015
Cash flows from operating activities:
Net income	$2,121	$2,493
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	534	534
Amortization of debt-related costs	9	8
Inventory valuation adjustments	—	83
Equity investments –
Equity income	(208)	(159)
Distributions of earnings, net of tax	249	101
Deferred income taxes	104	54
Gain on sale of business	(78)	—
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(281)	(35)
Inventories	26	141
Accounts payable	161	(212)
Prepaid expenses and other current assets	118	(52)
Other, net	(194)	(42)

Net cash provided by operating activities	2,561	2,914

Cash flows from investing activities:
Expenditures for property, plant and equipment	(1,090)	(584)
Payments for repurchase agreements	(168)	(397)
Proceeds from repurchase agreements	98	250
Purchases of available-for-sale securities	(607)	(1,468)
Proceeds from sales and maturities of available-for-sale securities	657	997
Net proceeds from sale of business	137	—
Proceeds from settlement of forward exchange contracts	795	—
Payments for settlement of forward exchange contracts	(850)	—
Change in restricted cash	3	(1)
Other, net	(43)	33

Net cash used in investing activities	(1,068)	(1,170)

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
Millions of dollars	2016	2015
Cash flows from financing activities:
Repurchases of Company ordinary shares	(1,682)	(2,137)
Dividends paid	(698)	(702)
Issuance of long-term debt	812	984
Net proceeds from commercial paper	200	238
Payments of debt issuance costs	(5)	(12)
Other, net	1	207

Net cash used in financing activities	(1,372)	(1,422)

Effect of exchange rate changes on cash	15	(28)

Increase in cash and cash equivalents	136	294
Cash and cash equivalents at beginning of period	924	1,031

Cash and cash equivalents at end of period	$1,060	$1,325

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Company Share of Stockholders’ Equity	Non- Controlling Interests
Millions of dollars	Issued	Treasury
Balance, December 31, 2015	$31	$(12,086)	$10,202	$9,841	$(1,438)	$6,550	$24
Net income (loss)	—	—	—	2,121	—	2,121	—
Other comprehensive income	—	—	—	—	(34)	(34)	—
Share-based compensation	—	43	(10)	—	—	33	—
Dividends ($1.63 per share)	—	—	—	(698)	—	(698)	—
Repurchases of Company ordinary shares	—	(1,689)	—	—	—	(1,689)	—

Balance, June 30, 2016	$31	$(13,732)	$10,192	$11,264	$(1,472)	$6,283	$24

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

Accounting Guidance Issued But Not Adopted as of June 30, 2016

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

Amendments to Revenue Recognition—In 2016 the FASB issued several amendments to Topic 606, Revenue from Contracts with Customers. ASU 2016-08, Principal versus Agent Considerations, amendments clarify the implementation guidance on principal versus agent considerations. ASU 2016-10, Identifying Performance

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Obligations and Licensing which clarifies the guidance in the new revenue standard on identifying performance obligations and accounting for licenses of intellectual property (IP). The FASB also issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients which further clarifies the new revenue guidance primarily in the areas of collectability, noncash consideration, presentation of sales tax, and transition. All amendments are effective with the same date as ASU 2014-09. We are currently assessing the impact of Topic 606 together with its amendments on our Consolidated Financial Statements.

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

Compensation—In March 2016, the FASB issued ASU 2016-09, Compensation–Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this ASU are effective for public entities for annual and interim periods beginning after December 15, 2016. Various transition methods are prescribed depending on the aspect of accounting impacted by the amended guidance. Early adoption is permitted. We are currently assessing the impact of the amendments in this guidance on our Consolidated Financial Statements.

Financial Instruments—In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This amendment requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected, resulting in the use of a current expected credit loss (“CECL”) model when measuring an impairment of financial instruments. Credit losses related to available-for-sale securities should be recorded in the consolidated income statement through an allowance for credit losses. Estimated credit losses utilizing the CECL model are based on reasonable use of historical experience, current conditions and forecasts that affect the collectability of reported financial assets. This ASU also modifies the impairment model for available-for-sale debt securities by eliminating the concept of “other than temporary” as well as providing a simplified accounting model for purchased financial assets with credit deterioration since their origination. The guidance will be effective for public entities for annual and interim periods beginning after December 15, 2019. Early adoption is permitted. We are currently assessing the impact of the amendments in this guidance on our Consolidated Financial Statements.

3.	Discontinued Operations

In May 2016, we received a notice pertaining to the final closure of our Berre refinery from the Prefect of Bouches du Rhone. This notice outlines the requirements to dismantle the refinery facilities. At this time, the estimated cost and associated cash flows to fulfill these requirements are not deemed to be material.

4.	Accounts Receivable

Our allowance for doubtful accounts receivable, which is reflected in the Consolidated Balance Sheets as a reduction of accounts receivable, totaled $18 million and $24 million at June 30, 2016 and December 31, 2015, respectively.

5.	Inventories

Inventories consisted of the following components:

Millions of dollars	June 30, 2016	December 31, 2015
Finished goods	$2,729	$2,668
Work-in-process	158	148
Raw materials and supplies	1,122	1,235

Total inventories	$4,009	$4,051

For information related to lower of cost or market inventory valuation adjustments recognized during the second quarter and first six months of 2016, see Note 14.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	Debt

Long-term loans, notes and other long-term debt consisted of the following:

Millions of dollars	June 30, 2016	December 31, 2015
Senior Notes due 2019, $2,000 million, 5.0% ($12 million of debt issuance cost)	$1,961	$1,943
Senior Notes due 2021, $1,000 million, 6.0% ($10 million of debt issuance cost)	990	989
Senior Notes due 2024, $1,000 million, 5.75% ($10 million of debt issuance cost)	990	990
Senior Notes due 2055, $1,000 million, 4.625% ($16 million of discount; $12 million of debt issuance cost)	972	972
Guaranteed Notes due 2044, $1,000 million, 4.875% ($11 million of discount; $10 million of debt issuance cost)	979	979
Guaranteed Notes due 2043, $750 million, 5.25% ($22 million of discount; $7 million of debt issuance cost)	721	721
Guaranteed Notes due 2023, $750 million, 4.0% ($8 million of discount; $4 million of debt issuance cost)	738	737
Guaranteed Notes due 2027, $300 million, 8.1%	300	300
Guaranteed Notes due 2022, €750 million, 1.875% ($3 million of discount; $4 million of debt issuance cost)	828	—
Other	10	44

Total	8,489	7,675
Less current maturities	(4)	(4)

Long-term debt	$8,485	$7,671

Our 5% senior notes due 2019 include a gain of $4 million and a loss of $15 million for the three and six months ended June 30, 2016, respectively, and gains of $22 million and $13 million for the three and six months ended June 30, 2015, and gains of $35 million for the year ended December 31, 2015, related to adjustments for our fixed-for-floating interest rate swaps, which are recognized in Interest expense in the Consolidated Statements of Income. Since inception in 2014, we have recognized net gains of $27 million related to adjustments for these fixed-for-floating interest rate swaps.

Short-term loans, notes, and other short-term debt consisted of the following:

Millions of dollars	June 30, 2016	December 31, 2015
$2,500 million Senior Revolving Credit Facility	$—	$—
$900 million U.S. Receivables Securitization Facility	—	—
€450 million European Receivables Securitization Facility	—	—
Commercial paper	523	323
Financial payables to equity investees	4	4
Precious metal financings	89	26

Total short-term debt	$616	$353

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

The notes may be redeemed before the date that is three months prior to the scheduled maturity date at a redemption price equal to the greater of 100% of the principal amount of the notes redeemed and the sum of the present values of the remaining scheduled payments of principal and interest (discounted at the applicable Comparable Government Bond Rate plus 35 basis points) on the notes to be redeemed. The notes may also be redeemed on or after the date that is three months prior to the scheduled maturity date of the notes at a redemption price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest. The notes are also redeemable upon certain tax events.

Short-Term Debt

Senior Revolving Credit Facility—In June 2016, the term of our revolving credit facility was extended for one year to June 2021 pursuant to a consent agreement. We also amended the revolving credit facility in June 2016 to increase its size to $2,500 million. All other material terms of the revolving credit facility remained unchanged.

The revolving credit facility may be used for dollar and euro denominated borrowings, has a $500 million sublimit for dollar and euro denominated letters of credit, and supports our commercial paper program. The aggregate balance of outstanding borrowings and letters of credit under this facility may not exceed $2,500 million at any given time. Borrowings under the facility bear interest at a Base Rate or LIBOR, plus an applicable margin. Additional fees are incurred for the average daily unused commitments.

The facility contains customary covenants and warranties, including specified restrictions on indebtedness and liens. In addition, we are required to maintain a leverage ratio at the end of every quarter of 3.50 to 1.00 or less for the period covering the most recent four quarters. We are in compliance with these covenants as of June 30, 2016. At June 30, 2016, we had $523 million of outstanding commercial paper, no outstanding letters of credit and no outstanding borrowings under this facility.

Commercial Paper Program—In June 2016, in connection with the increase of our revolving credit facility, we increased the size of our commercial paper program to $2,500 million. We may issue up to $2,500 million of privately placed, unsecured, short-term promissory notes (“commercial paper”) under this program, which is backed by our $2,500 million Senior Revolving Credit Facility. Proceeds from the issuance of commercial paper may be used for general corporate purposes, including dividends and share repurchases.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. Receivables Securitization Facility—Our $900 million U.S. accounts receivable securitization facility, which expires in 2018, has a purchase limit of $900 million in addition to a $300 million uncommitted accordion feature. This facility provides liquidity through the sale or contribution of trade receivables by certain of our U.S. subsidiaries to a wholly owned, bankruptcy-remote subsidiary on an ongoing basis and without recourse. The bankruptcy-remote subsidiary may then, at its option and subject to a borrowing base of eligible receivables, sell undivided interests in the pool of trade receivables to financial institutions participating in the facility. In the event of liquidation, the bankruptcy-remote subsidiary’s assets will be used to satisfy the claims of its creditors prior to any assets or value in the bankruptcy-remote subsidiary becoming available to us. We are responsible for servicing the receivables. This facility also provides for the issuance of letters of credit up to $200 million. The term of the securitization facility may be extended in accordance with the terms of the agreement. At June 30, 2016, there were no borrowings or letters of credit outstanding under the facility.

European Receivables Securitization Facility—Our €450 million European receivables securitization facility expired in April 2016.

Other—At June 30, 2016 and December 31, 2015, our weighted average interest rate on outstanding short-term debt was 0.7%.

Debt Discount and Issuance Costs

In the six months ended June 30, 2016 and 2015, amortization of debt discounts and debt issuance costs resulted in amortization expense of $9 million and $8 million, respectively, which is included in Interest expense in the Consolidated Statements of Income.

7.	Financial Instruments

Cash Concentration—Our cash equivalents are placed in high-quality commercial paper, money market funds and time deposits with major international banks and financial institutions.

Market Risks—We are exposed to market risks, such as changes in commodity pricing, currency exchange rates and interest rates. To manage the volatility related to these exposures, we selectively enter into derivative transactions pursuant to our risk management policies. Derivative instruments are recorded at fair value on the balance sheet. Gains and losses related to changes in the fair value of derivative instruments not designated as hedges are recorded in earnings. For derivatives that have been designated as fair value hedges, the gains and losses of the derivatives and hedged instruments are recorded in earnings. For derivatives designated as cash flow and net investment hedges, the effective portion of the gains and losses is recorded in Other comprehensive income (loss). The ineffective portion of cash flow and net investment hedges is recorded in earnings.

Marketable Securities—We invest cash in investment-grade securities for periods generally not exceeding two years. Investments in securities with original maturities of three months or less are classified as Cash and cash equivalents. At June 30, 2016 and December 31, 2015, we had marketable securities classified as Cash and cash equivalents of $434 million and $575 million, respectively.

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

Repurchase Agreements—We invest in tri-party repurchase agreements. Under these agreements, we make cash purchases of securities according to a pre-agreed profile from our counterparties. The counterparties have an obligation to repurchase, and we have an obligation to sell, the same or substantially the same securities at a pre-defined

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

date for a price equal to the purchase price plus interest. These securities, which pursuant to our policy are held by a third-party custodian and must generally have a minimum collateral value of 102%, secure the counterparty’s obligation to repurchase the securities. Depending upon maturity, these tri-party repurchase agreements are treated as short-term loans receivable and are reflected in Prepaid expenses and other current assets or as long-term loans receivable reflected in Other investments and long-term receivables on our Consolidated Balance Sheets. The balance of our investment at June 30, 2016 and December 31, 2015 was $462 million and $387 million, respectively.

Commodity Prices—We are exposed to commodity price volatility related to anticipated purchases of natural gas liquids, crude oil and other raw materials and sales of our products. We selectively use over-the counter commodity swaps, options and exchange traded futures contracts with various terms to manage the volatility related to these risks. In addition, we are exposed to volatility on the prices of precious metals to the extent that we have obligations, classified as embedded derivatives, tied to the price of precious metals associated with secured borrowings. All aforementioned contracts are generally limited to durations of one year or less. At June 30, 2016, commodity futures contracts in the notional amount of $95 million, maturing from July 2016 to November 2016, were outstanding.

Foreign Currency Rates—We have significant worldwide operations. The functional currencies of our consolidated subsidiaries through which we operate are primarily the U.S. dollar and the euro. We enter into transactions denominated in currencies other than our designated functional currencies. As a result, we are exposed to foreign currency risk on receivables and payables. We maintain risk management control policies intended to monitor foreign currency risk attributable to our outstanding foreign currency balances. These control policies involve the centralization of foreign currency exposure management, the offsetting of exposures and the estimating of expected impacts of changes in foreign currency rates on our earnings. We enter into foreign currency forward contracts to reduce the effects of our net currency exchange exposures. At June 30, 2016, foreign currency forward contracts in the notional amount of $369 million, maturing from July 2016 through October 2016, were outstanding.

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

Foreign Currency Gain (Loss)—Other income, net, in the Consolidated Statements of Income reflected losses of $3 million and $6 million for the three and six months ended June 30, 2016, and a loss of $4 million and a gain of $4 million for the three and six months ended June 30, 2015, respectively.

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

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

There was no ineffectiveness recorded during the three and six months ended June 30, 2016 related to these basis swaps.

The following table summarizes the notional and fair value of our basis swaps outstanding:

	June 30, 2016		December 31, 2015
Millions of dollars	Notional Value	Fair Value Liabilities	Notional Value	Fair Value Assets
Basis swaps expiring in 2016	$500	$(2)	$500	$10
Basis swaps expiring in 2017	305	(1)	305	6
Basis swaps expiring in 2018	139	(1)	139	2

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

We use the critical terms match to assess both prospective and retrospective hedge effectiveness by comparing the spot rate change in the Euro notes and the spot rate change in the designated net investment. We use the hypothetical derivative method to measure hedge ineffectiveness.

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

There was no ineffectiveness recorded for this hedging relationship in the three and six months ended June 30, 2016.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cross-Currency Swaps—We have cross-currency swap contracts that reduce our exposure to the foreign currency exchange risk associated with certain intercompany loans. Under the terms of these contracts, which have been designated as cash flow hedges, we make interest payments in euros and receive interest in U.S. dollars. Upon the maturities of these contracts, we will pay the principal amount of the loans in euros and receive U.S. dollars from our counterparties.

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

There was no ineffectiveness recorded during the three and six months ended June 30, 2016 and the year ended December 31, 2015.

The following table summarizes our cross-currency swaps outstanding:

			June 30, 2016		December 31, 2015
Millions of dollars, except expiration date and rates	Expiration Date	Average Interest Rate	Notional Value	Fair Value	Notional Value	Fair Value
Pay Euro	2021	4.55%	$1,000	$128	$1,000	$141
Receive U.S. dollars		6.00%

Pay Euro	2024	4.37%	1,000	130	1,000	145
Receive U.S. dollars		5.75%

Pay Euro	2027	3.69%	300	7	300	14
Receive U.S. dollars		5.49%

Forward-Starting Interest Rate Swaps—In March 2015, we entered into forward-starting interest rate swaps to mitigate the risk of adverse changes in the benchmark interest rates on the anticipated refinancing of our senior notes due 2019. These interest rate swaps will be terminated upon debt issuance. The total notional amount of these forward-starting interest rate swaps was $1,000 million at June 30, 2016. The ineffectiveness recorded for this hedging relationship were losses of less than $1 million and $1 million during the three and six months ended June 30, 2016, respectively, and a gain of $1 million during each of the three and six months ended June 30, 2015.

In January 2015, we entered into forward-starting interest rate swaps with a total notional value of $750 million to mitigate the risk of adverse changes in the benchmark interest rates on the Company’s planned issuance of fixed-rate debt in 2015. These forward-starting interest rate swaps were terminated upon issuance of the $1,000 million senior notes due 2055 in March 2015. The ineffectiveness recorded for this hedging relationship was less than $1 million during the six months ended June 30, 2015.

We have elected to designate these forward-starting interest rate swaps as cash flow hedges. The effective portion of the gain or loss is recorded in Accumulated other comprehensive loss. In periods where the hedging relationship is deemed ineffective, the ineffective portion of the changes in the fair value will be recorded as Interest expense in the Consolidated Statements of Income.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We use a regression analysis approach under the hypothetical derivative method to assess both prospective and retrospective hedge effectiveness. We use the dollar-offset method under the hypothetical derivative method to measure hedge ineffectiveness.

There was no settlement of our forward-starting swap agreements during the three and six months ended June 30, 2016. We recognized a gain of $15 million in Accumulated other comprehensive loss related to the settlement of our forward-starting interest rate swap agreements in 2015. The related deferred gains and losses recognized in Accumulated other comprehensive loss are amortized to interest expense over the original term of the related swaps using the effective interest method.

As of June 30, 2016, less than $1 million (on a pretax basis) is scheduled to be reclassified as an increase to interest expense over the next twelve months.

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

Changes in the fair value of the derivatives and changes in the value of the hedged items based on changes in the benchmark interest rate are recorded as Interest expense in our Consolidated Statements of Income. We evaluate the effectiveness of the hedging relationship periodically and calculate the changes in the fair value of the derivatives and the underlying hedged items separately. We recognized net gains of $9 million and $18 million for the three and six months ended June 30, 2016, and net gains of $11 million and $22 million for the three and six months ended June 30, 2015, respectively, related to the ineffectiveness of our hedging relationships.

At June 30, 2016, we had outstanding interest rate swap agreements with notional amounts of $2,000 million, maturing on April 15, 2019.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Available-for-Sale Securities—The following table summarizes the amortized cost, gross unrealized gains and losses, and fair value of available-for-sale securities measured on a recurring basis that are outstanding as of June 30, 2016 and December 31, 2015. Refer to Note 8 for additional information regarding the fair value of available-for-sale securities.

	June 30, 2016
Millions of dollars	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$245	$—	$—	$245
Bonds	81	1	—	82
Certificates of deposit	359	—	—	359
Limited partnership investments	350	—	(13)	337

Total available-for-sale securities	$1,035	$1	$(13)	$1,023

	December 31, 2015
Millions of dollars	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$329	$—	$—	$329
Bonds	175	—	—	175
Certificates of deposit	215	—	—	215
Limited partnership investments	350	—	(5)	345

Total available-for-sale securities	$1,069	$—	$(5)	$1,064

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

No losses related to other-than-temporary impairments of our available-for-sale investments have been recorded in Accumulated other comprehensive loss during the three and six months ended June 30, 2016 and the year ended December 31, 2015.

As of June 30, 2016, the commercial paper securities held by the Company had maturities between seven and twelve months, bonds had maturities between two and thirty one months, certificates of deposit mature between seven and twenty one months, and limited partnership investments mature between one and three months.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The proceeds from maturities and sales of our available-for-sale securities during the three and six months ended June 30, 2016 and 2015 are summarized in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2016	2015	2016	2015
Proceeds from maturities of securities	$417	$10	$657	$182
Proceeds from sales of securities	—	550	—	815

No gain or loss was realized in connection with the sales of securities during the three and six months ended June 30, 2016. We recognized realized gains of less than $1 million in connection with the sale of securities during both the three and six months ended June 30, 2015.

The specific identification method was used to identify the cost of the securities sold and the amounts reclassified out of Accumulated other comprehensive income into earnings.

The following table summarizes the fair value and unrealized losses related to available-for-sale securities that were in a continuous unrealized loss position for less than and greater than twelve months as of June 30, 2016 and December 31, 2015.

	June 30, 2016
	Less than 12 months		Greater than 12 months
Millions of dollars	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Commercial paper	$139	$—	$—	$—
Bonds	6	—	—	—
Certificates of deposit	112	—	—	—
Limited partnership investments	337	(13)	—	—

Total	$594	$(13)	$—	$—

	December 31, 2015
	Less than 12 months		Greater than 12 months
Millions of dollars	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Bonds	$46	$—	$35	$—
Certificates of deposit	150	—	—	—
Limited partnership investments	345	(5)	—	—

Total	$541	$(5)	$35	$—

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Instruments—The following table summarizes financial instruments outstanding as of June 30, 2016 and December 31, 2015 that are measured at fair value on a recurring basis. Refer to Note 8 for additional information regarding the fair value of financial instruments.

		June 30, 2016		December 31, 2015
Millions of dollars	Balance Sheet Classification	Notional Amount	Fair Value	Notional Amount	Fair Value
Assets–
Derivatives designated as net investment hedges:
Basis swaps	Prepaid expenses and other current assets	$—	$1	$500	$10
Basis swaps	Other assets	—	—	444	8

Derivatives designated as cash flow hedges:
Cross-currency swaps	Other assets	2,300	256	2,300	291
Cross-currency swaps	Prepaid expenses and other current assets	—	9	—	9
Forward-starting interest rate swaps	Other assets	—	—	600	8

Derivatives designated as fair value hedges:
Fixed-for-floating interest rate swaps	Other assets	2,000	51	2,000	19
Fixed-for-floating interest rate swaps	Prepaid expenses and other current assets	—	5	—	6

Derivatives not designated as hedges:
Commodities	Prepaid expenses and other current assets	50	8	73	8
Embedded derivatives	Prepaid expenses and other current assets	11	2	42	4
Foreign currency	Prepaid expenses and other current assets	304	2	105	1

Non-derivatives:
Available-for-sale securities	Short-term investments	1,032	1,023	1,073	1,064

		$5,697	$1,357	$7,137	$1,428

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

		June 30, 2016		December 31, 2015
Millions of dollars	Balance Sheet Classification	Notional Amount	Fair Value	Notional Amount	Fair Value
Liabilities–
Derivatives designated as net investment hedges:
Basis swaps	Accrued liabilities	$500	$2	$—	—
	Other liabilities	444	3	—	—
Forward exchange contracts	Accrued liabilities	—	—	795	24

Derivatives designated as cash flow hedges:
Forward-starting interest rate swaps	Other liabilities	1,000	153	400	6

Derivatives not designated as hedges:
Commodities	Accrued liabilities	45	1	67	2
Embedded derivatives	Accrued liabilities	79	18	21	—
Foreign currency	Accrued liabilities	65	—	75	3

Non-derivatives:
Performance share awards	Accrued liabilities	11	11	23	23
Performance share awards	Other liabilities	12	12	17	17

		$2,156	$200	$1,398	$75

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the pretax effect of derivative instruments charged directly to income.

	Effect of Financial Instruments
	Three Months Ended June 30, 2016
Millions of dollars	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI to Income	Additional Gain (Loss) Recognized in Income	Income Statement Classification
Derivatives designated as net investment hedges:
Basis swaps	$23	$—	$—	Other income, net

Derivatives designated as cash-flow hedges:
Cross-currency swaps	71	(43)	—	Other income, net
Forward-starting interest rate swaps	(66)	—	—	Interest expense

Derivatives designated as fair value hedges:
Fixed-for-floating interest rate swaps	—	—	11	Interest expense

Derivatives not designated as hedges:
Commodities	—	—	11	Sales and other operating revenues
Commodities	—	—	(8)	Cost of sales
Embedded derivatives	—	—	(12)	Cost of sales
Foreign currency	—	—	(7)	Other income, net

Non-derivatives designated as net investment hedges:
Euro notes payable	18	—	—	Other income, net

	$46	$(43)	$(5)

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended June 30, 2015
Millions of dollars	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI to Income	Additional Gain (Loss) Recognized in Income	Income Statement Classification
Derivatives designated as cash-flow hedges:
Cross-currency swaps	$(70)	$67	$—	Other income, net
Forward-starting interest rate swaps	95	—	1	Interest expense

Derivatives designated as fair value hedges:
Fixed-for-floating interest rate swaps	—	—	(3)	Interest expense

Derivatives not designated as hedges:
Commodities	—	—	12	Sales and other operating revenues
Commodities	—	—	8	Cost of sales
Embedded derivatives	—	—	4	Cost of sales
Foreign currency	—	—	19	Other income, net

	$25	$67	$41

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Effect of Financial Instruments
	Six Months Ended June 30, 2016
Millions of dollars	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI to Income	Additional Gain (Loss) Recognized in Income	Income Statement Classification
Derivatives designated as net investment hedges:
Basis swaps	$(17)	$—	$—	Other income, net
Forward exchange contracts	(30)	—	—	Other income, net

Derivatives designated as cash-flow hedges:
Cross-currency swaps	(35)	47	—	Other income, net
Forward-starting interest rate swaps	(154)	—	(1)	Interest expense

Derivatives designated as fair value hedges:
Fixed-for-floating interest rate swaps	—	—	44	Interest expense

Derivatives not designated as hedges:
Commodities	—	—	10	Sales and other operating revenues
Commodities	—	—	(2)	Cost of sales
Embedded derivatives	—	—	(20)	Cost of sales
Foreign currency	—	—	12	Other income, net

Non-derivatives designated as net investment hedges:
Euro notes payable	14	—	—	Other income, net

	$(222)	$47	$43

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Six Months Ended June 30, 2015
Millions of dollars	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI to Income	Additional Gain (Loss) Recognized in Income	Income Statement Classification
Derivatives designated as cash-flow hedges:
Cross-currency swaps	$197	$(153)	$—	Other income, net
Forward-starting interest rate swaps	80	—	1	Interest expense

Derivatives designated as fair value hedges:
Fixed-for-floating interest rate swaps	—	—	25	Interest expense

Derivatives not designated as hedges:
Commodities	—	—	9	Sales and other operating revenues
Commodities	—	—	9	Cost of sales
Embedded derivatives	—	—	7	Cost of sales
Foreign currency	—	—	(59)	Other income, net

	$277	$(153)	$(8)

The pretax effect of additional gain recognized in income for the fixed-for-floating interest rate swaps includes the net value for accrued interest of $5 million and $11 million for the three and six months ended June 30, 2016, and $7 million and $15 million for the three and six months ended June 30, 2015, respectively.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	Fair Value Measurement

The following table presents the financial instruments outstanding as of June 30, 2016 and December 31, 2015 that are measured at fair value on a recurring basis.

	June 30, 2016
Millions of dollars	Fair Value	Level 1	Level 2	Level 3
Assets–
Derivatives:
Basis swaps	$1	$—	$1	$—
Cross-currency swaps	265	—	265	—
Fixed-for-floating interest rate swaps	56	—	56	—
Commodities	8	1	7	—
Embedded derivatives	2	—	2	—
Foreign currency	2	—	2	—
Non-derivatives:
Available-for-sale securities	686	—	686	—
Available-for-sale securities measured at net asset value*	337	—	—	—

	$1,357	$1	$1,019	$—

Liabilities–
Derivatives:
Basis swaps	$5	$—	$5	$—
Forward-starting interest rate swaps	153	—	153	—
Commodities	1	1	—	—
Embedded derivatives	18	—	18	—
Non-derivatives:
Performance share awards	23	23	—	—

	$200	$24	$176	$—

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2015
Millions of dollars	Fair Value	Level 1	Level 2	Level 3
Assets–
Derivatives:
Basis swaps	$18	$—	$18	$—
Cross-currency swaps	300	—	300	—
Forward-starting interest rate swaps	8	—	8	—
Fixed-for-floating interest rate swaps	25	—	25	—
Commodities	8	8	—	—
Embedded derivatives	4	—	4	—
Foreign currency	1	—	1	—
Non-derivatives:
Available-for-sale securities	719	—	719	—
Available-for-sale securities measured at net asset value*	345	—	—	—

	$1,428	$8	$1,075	$—

Liabilities–
Derivatives:
Forward exchange contracts	$24	$—	$24	$—
Forward-starting interest rate swaps	6	—	6	—
Commodities	2	—	2	—
Foreign currency	3	—	3	—
Non-derivatives:
Performance share awards	40	40	—	—

	$75	$40	$35	$—

*	In accordance with Fair Measurement Topic 820, Subtopic 10, certain investments measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The amounts presented in this table are intended to facilitate reconciliation to the Consolidated Balance Sheets.

There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2016 and the year ended December 31, 2015.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the carrying value and estimated fair value of our financial instruments that are not measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015. Short-term loans receivable, which represent our repurchase agreements and short-term and long-term debt, are recorded at amortized cost in the Consolidated Balance Sheets. The carrying and fair values of short-term and long-term debt exclude capital leases.

	June 30, 2016
Millions of dollars	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Non-derivatives:
Assets:
Short-term loans receivable	$462	$462	$—	$462	$—

Liabilities:
Short-term debt	$89	$123	$—	$123	$—
Long-term debt	8,482	9,487	—	9,485	2

Total	$8,571	$9,610	$—	$9,608	$2

	December 31, 2015
Millions of dollars	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Non-derivatives:
Assets:
Short-term loans receivable	$289	$289	$—	$289	$—
Long-term loans receivable	98	98	—	98	—

Total	$387	$387	$—	$387	$—

Liabilities:
Short-term debt	$26	$23	$—	$23	$—
Long-term debt	7,671	8,034	—	8,032	2

Total	$7,697	$8,057	$—	$8,055	$2

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

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.	Pension and Other Postretirement Benefits

Net periodic pension benefits included the following cost components for the periods presented:

	U.S. Plans
	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2016	2015	2016	2015
Service cost	$11	$11	$22	$22
Interest cost	22	22	44	43
Expected return on plan assets	(35)	(37)	(70)	(73)
Actuarial and investment loss amortization	5	3	10	6

Net periodic benefit costs (credits)	$3	$(1)	$6	$(2)

	Non-U.S. Plans
	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2016	2015	2016	2015
Service cost	$8	$8	$16	$17
Interest cost	8	11	16	20
Expected return on plan assets	(6)	(7)	(12)	(13)
Prior service cost amortization	—	1	—	1
Actuarial and investment loss amortization	2	2	4	4

Net periodic benefit costs (credits)	$12	$15	$24	$29

Net periodic other postretirement benefits included the following cost components for the periods presented:

	U.S. Plans
	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2016	2015	2016	2015
Service cost	$1	$1	$2	$2
Interest cost	3	3	6	7
Actuarial loss amortization	—	1	—	1

Net periodic benefit costs (credits)	$4	$5	$8	$10

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Non-U.S. Plans
	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2016	2015	2016	2015
Service cost	$—	$—	$1	$—
Interest cost	1	—	1	1
Actuarial loss amortization	—	1	1	2

Net periodic benefit costs (credits)	$1	$1	$3	$3

The total net periodic cost of our pension and other postretirement benefit plans were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2016	2015	2016	2015
Pension plans	$15	$14	$30	$27
Other postretirement benefit plans	5	6	11	13

Net periodic benefit costs (credits)	$20	$20	$41	$40

10.	Income Taxes

Our effective income tax rate for the second quarter of 2016 was 24.1% compared with 29.0% for the second quarter of 2015. For the first six months of 2016, the effective income tax rate was 26.8% compared with 28.2% for the first six months of 2015. Our effective tax rate fluctuates based on, among other factors, changes in pretax income in countries with varying statutory tax rates, the U.S. domestic production activity deduction, changes in valuation allowances and changes in unrecognized tax benefits associated with uncertain tax positions.

Compared with the second quarter of 2015, the lower effective tax rate for the second quarter of 2016 was primarily attributable to the impact of a change in non-U.S. tax law on our deferred tax liabilities, an increase in exempt income, and changes in pretax income in countries with varying statutory tax rates, partially offset by other adjustments to our deferred tax liabilities. Compared with the first six months of 2015, the lower effective tax rate for the first six months of 2016 was primarily attributable to the impact of a change in tax law on our deferred tax liabilities, an increase in exempt income, changes in pretax income in countries with varying statutory tax rates, and changes in valuations allowances, partially offset by adjustments to our deferred tax liabilities and an increase in foreign exchange gains.

A portion of the Company’s interest income from internal financing is either untaxed or taxed at rates substantially lower than the U.S. statutory rate. This treatment may be prospectively impacted by potential changes in the law, including adoption of certain proposals for base erosion and profit shifting.

We monitor income tax developments in countries where we conduct business. Management does not believe that recent changes in income tax laws will have a material impact on our Consolidated Financial Statements, although new or proposed changes to tax laws could affect our tax liabilities in the future.

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

Environmental Remediation—Our accrued liability for future environmental remediation costs at current and former plant sites and other remediation sites totaled $110 million and $106 million as of June 30, 2016 and December 31, 2015, respectively. At June 30, 2016, the accrued liabilities for individual sites range from less than $1 million to $27 million. The remediation expenditures are expected to occur over a number of years, and not to be concentrated in any single year. In our opinion, it is reasonably possible that losses in excess of the liabilities recorded may have been incurred. However, we cannot estimate any amount or range of such possible additional losses. New information about sites, new technology or future developments such as involvement in investigations by regulatory agencies, could require us to reassess our potential exposure related to environmental matters.

The following table summarizes the activity in our accrued environmental liability included in “Accrued liabilities” and “Other liabilities:

	Six Months Ended
	June 30,
Millions of dollars	2016	2015
Beginning balance	$106	$106
Changes in estimates	10	3
Amounts paid	(8)	(3)
Foreign exchange effects	2	(6)

Ending balance	$110	$100

Access Indemnity Demand—In December 2010, one of our subsidiaries received demand letters from affiliates of Access Industries (collectively, “Access Entities”), a more than five percent shareholder of the Company, demanding indemnity for losses, including attorney’s fees and expenses, arising out of a pending lawsuit styled Edward S. Weisfelner, as Litigation Trustee of the LB Litigation Trust v. Leonard Blavatnik, et al., Adversary Proceeding No. 09-1375 (REG), in the United States Bankruptcy Court, Southern District of New York. In the Weisfelner lawsuit, the plaintiffs seek to recover from Access the return of all amounts earned by the Access Entities related to their purchase of shares of Lyondell Chemical prior to its acquisition by Basell AF S.C.A.; distributions by Basell AF S.C.A. to its shareholders before it acquired Lyondell Chemical; and management and transaction fees and expenses. A trial has been scheduled to begin the week of October 17, 2016.

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

Indemnification—We are parties to various indemnification arrangements, including arrangements entered into in connection with acquisitions, divestitures and the formation and dissolution of joint ventures. Pursuant to these arrangements, we provide indemnification to and/or receive indemnification from other parties in connection with liabilities that may arise in connection with the transactions and in connection with activities prior to completion of the transactions. These indemnification arrangements typically include provisions pertaining to third party claims relating to environmental and tax matters and various types of litigation. As of June 30, 2016, we had not accrued any significant amounts for our indemnification obligations, and we are not aware of other circumstances that would likely lead to significant future indemnification obligations. We cannot determine with certainty the potential amount of future payments under the indemnification arrangements until events arise that would trigger a liability under the arrangements.

As part of our technology licensing contracts, we give indemnifications to our licensees for liabilities arising from possible patent infringement claims with respect to certain proprietary licensed technologies. Such indemnifications have a stated maximum amount and generally cover a period of five to ten years.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.	Stockholders’ Equity

Dividend distributions—The following table summarizes the dividends paid in the periods presented:

Millions of dollars, except per share amounts	Dividend Per Ordinary Share	Aggregate Dividends Paid	Date of Record
March	$0.78	$336	February 29, 2016
June	0.85	362	May 24, 2016

	$1.63	$698

Share Repurchase Programs—During the second quarters of 2016 and 2015, we completed the repurchase of shares under the share repurchase programs approved by our shareholders in May 2015 (“May 2015 Share Repurchase Program) and April 2014 (“April 2014 Share Repurchase Program”), respectively. We were authorized to purchase up to 10% of our outstanding shares under each of these programs. In May 2016, our shareholders approved a proposal to authorize us to repurchase up to an additional 10% of our outstanding ordinary shares through November 2017 (“May 2016 Share Repurchase Program”). These repurchases, which are determined at the discretion of our Management Board, may be executed from time to time through open market or privately negotiated transactions. The repurchased shares, which are recorded at cost, are recorded as Treasury stock and may be retired or used for general corporate purposes, including for various employee benefit and compensation plans.

	Six Months Ended June 30, 2016
Millions of dollars, except shares and per share amounts	Shares Repurchased	Average Purchase Price	Total Purchase Price, Including Commissions
May 2015 Share Repurchase Program	15,302,707	$80.15	$1,226
May 2016 Share Repurchase Program	5,837,691	79.21	463

	21,140,398	$79.89	$1,689

	Six Months Ended June 30, 2015
Millions of dollars, except shares and per share amounts	Shares Repurchased	Average Purchase Price	Total Purchase Price, Including Commissions
April 2014 Share Repurchase Program	19,892,101	$86.40	$1,719
May 2015 Share Repurchase Program	3,728,610	102.87	383

	23,620,711	$89.00	$2,102

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Due to the timing of settlements, total cash paid for share repurchases for the six months ended June 30, 2016 and 2015 was $1,682 million and $2,137 million, respectively.

Ordinary Shares—The changes in the outstanding amounts of ordinary shares are as follows:

	Six Months Ended June 30,
	2016	2015
Ordinary shares outstanding:
Beginning balance	440,150,069	486,969,402
Share-based compensation	325,997	4,715,684
Warrants exercised	—	1,602
Employee stock purchase plan	45,898	15,741
Purchase of ordinary shares	(21,140,398)	(23,620,711)

Ending balance	419,381,566	468,081,718

Treasury Shares—The changes in the amounts of treasury shares held by the Company are as follows:

	Six Months Ended June 30,
	2016	2015
Ordinary shares held as treasury shares:
Beginning balance	138,285,201	91,463,729
Share-based compensation	(325,997)	(4,715,684)
Warrants exercised	—	150
Employee stock purchase plan	(45,898)	(15,741)
Purchase of ordinary shares	21,140,398	23,620,711

Ending balance	159,053,704	110,353,165

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accumulated Other Comprehensive Income (Loss)—The components of, and after-tax changes in, Accumulated other comprehensive income (loss) as of and for the six months ended June 30, 2016 and 2015 are presented in the following table:

Millions of dollars	Financial Derivatives	Net Unrealized Holding Gains on Investments Net of Tax	Defined Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustments	Total
Balance – January 1, 2016	$(79)	$(5)	$(428)	$(926)	$(1,438)
Other comprehensive income (loss) before reclassifications	(148)	(6)	—	63	(91)
Amounts reclassified from accumulated other comprehensive loss	47	—	10	—	57

Net other comprehensive income (loss)	(101)	(6)	10	63	(34)

Balance – June 30, 2016	$(180)	$(11)	$(418)	$(863)	$(1,472)

Balance – January 1, 2015	$(80)	$—	$(449)	$(497)	$(1,026)
Other comprehensive income (loss) before reclassifications	213	—	—	(351)	(138)
Amounts reclassified from accumulated other comprehensive income	(153)	—	10	—	(143)

Net other comprehensive income (loss)	60	—	10	(351)	(281)

Balance – June 30, 2015	$(20)	$—	$(439)	$(848)	$(1,307)

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amounts reclassified out of each component of Accumulated other comprehensive income (loss) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Affected line item on the Consolidated Statements of Income
Millions of dollars	2016	2015	2016	2015
Reclassification adjustments for:
Defined pension and other postretirement benefit plan items:
Amortization of:
Prior service cost	$—	$1	$—	$1
Actuarial loss	7	7	15	13
Financial derivatives:
Cross-currency swaps	(43)	67	47	(153)	Other income, net

Reclassifications, before tax	(36)	75	62	(139)
Income tax expense	2	2	5	4	Provision for income taxes

Amounts reclassified out of Accumulated other comprehensive income (loss)	$(38)	$73	$57	$(143)

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

Earnings per share data and dividends declared per share of common stock are as follows:

	Three Months Ended June 30,
	2016		2015
Millions of dollars	Continuing Operations	Discontinued Operations	Continuing Operations	Discontinued Operations
Net income (loss)	$1,092	$(1)	$1,326	$3
Less: net loss attributable to non-controlling interests	—	—	1	—

Net income (loss) attributable to the Company shareholders	1,092	(1)	1,327	3
Net income attributable to participating securities	(1)	—	(2)	—

Net income (loss) attributable to ordinary shareholders – basic and diluted	$1,091	$(1)	$1,325	$3

Millions of shares, except per share amounts
Basic weighted average common stock outstanding	424	424	472	472
Effect of dilutive securities:
Stock options	—	—	—	—
QPA and PSU awards	1	1	—	—

Potential dilutive shares	425	425	472	472

Earnings (loss) per share:
Basic	$2.57	$—	$2.81	$0.01

Diluted	$2.56	$—	$2.81	$0.01

Millions of shares
Participating securities	0.4	0.4	0.5	0.5

Dividends declared per share of common stock	$0.85	$—	$0.78	$—

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Six Months Ended June 30,
	2016		2015
Millions of dollars	Continuing Operations	Discontinued Operations	Continuing Operations	Discontinued Operations
Net income (loss)	$2,122	$(1)	$2,493	$—
Less: net loss attributable to non-controlling interests	—	—	3	—

Net income (loss) attributable to the Company shareholders	2,122	(1)	2,496	—
Net income attributable to participating securities	(2)	—	(6)	—

Net income (loss) attributable to ordinary shareholders – basic and diluted	$2,120	$(1)	$2,490	$—

Millions of shares, except per share amounts
Basic weighted average common stock outstanding	428	428	475	475
Effect of dilutive securities:
Stock options	—	—	2	2
QPA and PSU awards	1	1	—	—

Potential dilutive shares	429	429	477	477

Earnings (loss) per share:
Basic	$4.94	$—	$5.24	$—

Diluted	$4.93	$—	$5.22	$—

Millions of shares
Participating securities	0.4	0.4	0.5	0.5

Dividends declared per share of common stock	$1.63	$—	$1.48	$—

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.	Segment and Related Information

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

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized financial information concerning reportable segments is shown in the following table for the periods presented:

	Three Months Ended June 30, 2016
Millions of dollars	O&P– Americas	O&P– EAI	I&D	Refining	Technology	Other	Total
Sales and other operating revenues:
Customers	$1,643	$2,675	$1,741	$1,166	$102	$1	$7,328
Intersegment	568	46	28	123	27	(792)	—

	2,211	2,721	1,769	1,289	129	(791)	7,328

Income from equity investments	20	96	1	—	—	—	117
EBITDA	754	576	397	(13)	73	(4)	1,783

	Three Months Ended June 30, 2015
Millions of dollars	O&P– Americas	O&P– EAI	I&D	Refining	Technology	Other	Total
Sales and other operating revenues:
Customers	$1,977	$3,011	$2,116	$1,955	$86	$—	$9,145
Intersegment	702	50	43	147	21	(963)	—

	2,679	3,061	2,159	2,102	107	(963)	9,145

Income from equity investments	8	79	3	—	—	—	90
EBITDA	1,014	492	466	159	57	(2)	2,186

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Six Months Ended June 30, 2016
Millions of dollars	O&P– Americas	O&P– EAI	I&D	Refining	Technology	Other	Total
Sales and other operating revenues:
Customers	$3,238	$5,220	$3,417	$1,987	$208	$1	$14,071
Intersegment	1,088	79	54	257	53	(1,531)	—

	4,326	5,299	3,471	2,244	261	(1,530)	14,071

Income from equity investments	42	165	1	—	—	—	208
EBITDA	1,632	1,085	723	1	156	(7)	3,590

	Six Months Ended June 30, 2015
Millions of dollars	O&P– Americas	O&P– EAI	I&D	Refining	Technology	Other	Total
Sales and other operating revenues:
Customers	$3,830	$5,874	$3,992	$3,439	$195	$—	$17,330
Intersegment	1,400	98	85	270	48	(1,901)	—

	5,230	5,972	4,077	3,709	243	(1,901)	17,330

Income from equity investments	15	136	8	—	—	—	159
EBITDA	2,045	849	803	308	133	—	4,138

Operating results for our O&P–EAI segment includes a reversal of the first quarter 2016 non-cash, lower of cost or market (“LCM”) inventory valuation charge of $40 million necessitated by the recovery of market prices for several of our polyolefins products and naphtha. A recovery in market prices for benzene and styrene also necessitated the reversal of the $28 million LCM inventory valuation charge recognized in the first quarter of 2016 by our I&D segment. In the first six months of 2016, our O&P–Americas and O&P–EAI segments also benefited from gains of $57 million and $21 million, respectively, related to the sale of our wholly owned subsidiary, Petroken Petroquimica Ensenada S.A.

Operating results for our O&P–Americas segment include a non-cash benefit of $21 million in the second quarter of 2015, which is a partial reversal of the $43 million non-cash LCM inventory valuation adjustment recognized in the first quarter of 2015. This LCM reversal was predicated on price recoveries of certain products within the O&P–Americas segment’s inventory pools. Similarly, the recovery of prices within our Refining segment’s inventory pool in the second quarter of 2015 resulted in the reversal of the $5 million LCM adjustment recognized in the first quarter of 2015. Operating results for our I&D segment reflect non-cash charges of $17 million and $61 million in the second quarter and first six months of 2015, respectively, related to LCM inventory valuation adjustments driven by declines in the prices of various chemical products within its inventory pools.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of EBITDA to Income from continuing operations before income taxes is shown in the following table for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2016	2015	2016	2015
EBITDA:
Total segment EBITDA	$1,787	$2,188	$3,597	$4,138
Other EBITDA	(4)	(2)	(7)	—
Less:
Depreciation and amortization expense	(266)	(247)	(534)	(534)
Interest expense	(83)	(79)	(165)	(148)
Add:
Interest income	4	7	9	18

Income from continuing operations before income taxes	$1,438	$1,867	$2,900	$3,474

The depreciation and amortization expense for the six months ended June 30, 2015 reflected in the table above includes $35 million of amortization expense related to expired emission allowance credits, $33 million of which was recognized by our Refining segment.

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

Operating results for the second quarter of 2016 were generally similar to results achieved in the first quarter of 2016, excluding the first quarter 2016 gain from the sale of our wholly owned Argentine subsidiary and maintenance activities in both periods. Balance across our business portfolio enabled us to generate steady earnings with continued strong polyolefin performance in the first six months of 2016. Fuel margins in the second quarter were seasonally higher than in the first quarter of 2016. However, due to a disruption in April 2016 at our Houston refinery, the second quarter benefits of higher fuel margins were only reflected in our I&D segment’s TBA chain products.

Significant items that affected our results during the second quarter and first six months of 2016 relative to the second quarter and first six months of 2015 include:

•	Decreases in ethylene and co-product prices and lower production due to turnaround activity, which resulted in lower U.S. olefins results, partially offset by improved polypropylene results;

•	Improved European polyolefins results due to higher product spreads over ethylene and propylene feedstock prices, partially offset by a decline in olefin results stemming from lower margins and production volumes constrained by turnaround activity;

•	Lower margins for a portion of our I&D segment products due to crude and gasoline-related product prices and increased industry supply for certain products; and

•	Margin declines and more than a 25% reduction in 2016 throughput due to planned maintenance in the first quarter of 2016 and operating issues, including a coker unit fire, in the second quarter, negatively impacted results for our Refining segment.

Other noteworthy items since the beginning of the year include the following:

•	Increase of our interim dividend in May 2016 from $0.78 to $0.85;

•	Repurchases of approximately 9 million and 21 million of our outstanding ordinary shares during the second quarter and first six months of 2016; completing our May 2015 authorization and commencing purchases under our May 2016 authorization;

•	Increases of our revolving credit facility and commercial paper program from $2,000 million to $2,500 million in June 2016;

•	The issuance of €750 million of 1.875% guaranteed notes due 2022 in March 2016; and

•	The sale of our wholly owned Argentine subsidiary for $184 million, with net cash proceeds of $137 million.

Results of operations for the periods discussed are presented in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2016	2015	2016	2015
Sales and other operating revenues	$7,328	$9,145	$14,071	$17,330
Cost of sales	5,702	7,047	10,868	13,426
Selling, general and administrative expenses	199	228	392	433
Research and development expenses	24	25	48	51

Operating income	1,403	1,845	2,763	3,420
Interest expense	(83)	(79)	(165)	(148)
Interest income	4	7	9	18
Other income, net	(3)	4	85	25
Income from equity investments	117	90	208	159
Provision for income taxes	346	541	778	981

Income from continuing operations	1,092	1,326	2,122	2,493
Income (loss) from discontinued operations, net of tax	(1)	3	(1)	—

Net income	$1,091	$1,329	$2,121	$2,493

RESULTS OF OPERATIONS

Revenues—Revenues decreased by $1,817 million, or 20%, in the second quarter of 2016 compared to the second quarter of 2015 and by $3,259 million, or 19%, in the first six months of 2016 compared to the first six months of 2015.

In the second quarter and first six months of 2016, lower average sales prices driven by decreases in the prices of crude oil and other feedstocks led to revenue declines of 18% and 16%, respectively. Revenue declines of 3% in each of the second quarter and first six months of 2016 were driven by lower sales volumes in our Refining segment during those periods and by lower volumes in our O&P–Americas segment during the second quarter of 2016. These declines were partially offset by higher volumes in our I&D segment in both 2016 periods and by modest increases in volumes in our O&P–EAI and O&P–Americas segments in the second quarter and first six months of 2016, respectively. Turnaround activities and unplanned outages were the main factors for the lower sales volumes.

Translation impacts resulting from changes in the euro/U.S. dollar exchange rate were responsible for the remaining changes in revenues.

Cost of Sales—Cost of sales decreased by $1,345 million, or 19%, and $2,558 million, or 19%, in the second quarter and first six months of 2016 compared to the second quarter and first six months of 2015, respectively, primarily due to the decline in feedstock and energy costs.

Cost of sales in the second quarter of 2016 includes a pre-tax benefit totaling $68 million for the reversal of non-cash, lower of cost or market (“LCM”) inventory valuation adjustments recognized in our O&P–EAI and I&D segments during the first quarter of 2016. See the “Critical Accounting Policies” section herein for additional information related to this reversal. Cost of sales in the first six months of 2015 included pre-tax charges totaling $118 million, including net non-cash LCM inventory valuation adjustments in our O&P–Americas and I&D segments totaling $83 million and amortization of $35 million associated with the expiration of emission allowance credits in our Refining and I&D segments.

Operating Income—Operating income decreased by $442 million in the second quarter of 2016 compared to the second quarter of 2015 and by $657 million in the first six months of 2016 compared to the first six months of 2015.

Operating income in the second quarters of 2016 and 2015 include benefits of $68 million and $9 million, respectively, from reversals of LCM inventory valuation adjustments recognized in the first quarters of each year. Operating income for the first six months of 2015 included the negative impacts of the $83 million of LCM inventory valuation adjustments and the $35 million of emission credit allowances amortization discussed above.

Absent these items, operating income was lower by $501 million and $775 million in the second quarter and first six months of 2016, respectively, compared to the same periods in 2015. The results of our O&P–Americas, Refining and I&D segments, which declined in the second quarter by $253 million, $167 million and $123 million, respectively, and in the first six months of 2016 by $523 million, $309 million and $155 million, respectively, were the main drivers of the lower operating income. These negative impacts were offset in part by improvements in our O&P–EAI and Technology segments in the second quarter and first six months of 2016. Results for each of our business segments are discussed further in the “Segment Analysis” section below.

Interest Expense—Interest expense in the second quarter and first six months of 2016 increased by $4 million and $17 million over the second quarter and first six months of 2015, respectively, primarily due to approximately $4 million and $14 million of higher interest expense as a result of debt issuances in March 2016 and 2015 related to our 1.875% guaranteed notes due 2022 in March 2016 and our 4.625% senior notes due 2055 in March 2015. Reductions in the benefits from our fixed-for-floating interest rate swaps and cross-currency swaps of $11 million in the first six months of 2016 also contributed to the increased interest expense in that period. See Notes 5, 6 and 7 for additional information related to these swaps.

Other Income, Net—Other income, net of $85 million in the first six months of 2016 reflects a $60 million increase relative to the same period in 2015, largely due to a $78 million gain related to the sale of our wholly owned Argentine subsidiary. We allocated $57 million and $21 million of the gain to our O&P–Americas and O&P–EAI segments, respectively.

Income from Equity Investments—Income from equity investments increased by $27 million and $49 million in the second quarter and first six months of 2016, respectively, compared to the second quarter and first six months of 2015.

These improvements reflect the impacts of higher volumes and spreads at our joint venture in Mexico due to strong polypropylene demand in the second quarter and first six months of 2016. Higher margins at our Polish joint venture also contributed to the improvement in the first six months of 2016.

Income Tax—Our effective income tax rate for the second quarter of 2016 was 24.1% compared with 29.0% for the second quarter of 2015. For the first six months of 2016, the effective income tax rate was 26.8% compared with 28.2% for the first six months of 2015. Our effective tax rate fluctuates based on, among other factors, changes in pretax income in countries with varying statutory tax rates, the U.S. domestic production activity deduction, changes in valuation allowances and changes in unrecognized tax benefits associated with uncertain tax positions.

Compared with the second quarter of 2015, the lower effective tax rate for the second quarter of 2016 was primarily attributable to the impact of a change in non-U.S. tax law on our deferred tax liabilities (-3.5%), an increase in exempt income (-1.8%), and changes in pretax income in countries with varying statutory tax rates (-1.0%), partially offset by adjustments to our deferred tax liabilities (1.5%). Compared with the first six months of 2015, the lower effective tax rate for the first six months of 2016 was primarily attributable to the impact of a change in tax law on our deferred tax liabilities (-1.7%), an increase in exempt income (-1.3%), changes in pretax income in countries with varying statutory tax rates (-0.6%), and changes in valuations allowances (-0.6%), partially offset by adjustments to our deferred tax liabilities (2.1%) and an increase in foreign exchange gains (0.8%).

Comprehensive Income—Comprehensive income decreased by $573 million and $128 million in the second quarter and first six months of 2016 compared to the same periods in 2015. These decreases reflect lower net income and the unfavorable impacts of financial derivative adjustments. These decreases were supplemented in the second quarter of 2016 by the unfavorable impact of unrealized net changes in foreign currency translation adjustments, and in the first six months of 2016 partly offset by the favorable impact of unrealized net changes in foreign currency translation adjustments.

The predominant functional currency for our operations outside of the U.S. is the euro. Relative to the U.S. dollar, the value of the euro decreased during the second quarter of 2016 and increased in the first six months of 2016, resulting in losses and gains, respectively, as reflected in the Consolidated Statements of Comprehensive Income. These losses and gains were partly offset by pre-tax gains of $23 million and pre-tax net losses of $47 million in the second quarter and first six months of 2016, respectively, which represent the effective portion of the unrealized losses of our financial derivatives designated as net investment hedges.

In the second quarter and first six months of 2016, the cumulative effects of our derivatives designated as cash flow hedges were gains of $5 million and losses of $189 million, respectively. The euro weakened against the U.S. dollar in the second quarter of 2016 and strengthened in relation to the U.S. dollar in the first six months of 2016 resulting in pre-tax gains of $71 million and pre-tax losses of $35 million, respectively, related to our cross currency swaps. Pre-tax losses of $43 million and pre-tax gains of $47 million related to our cross currency swaps were reclassification adjustments included in net income in the second quarter and first six months of 2016, respectively. Unrealized losses of $66 million and $154 million in the second quarter and first six months of 2016 related to forward-starting interest rate swaps were driven by decreases in benchmark interest rates during those periods.

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

Our continuing operations are divided into five reportable segments: O&P–Americas; O&P–EAI; I&D; Refining; and Technology. Revenues and the components of EBITDA for the periods presented are reflected in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2016	2015	2016	2015
Sales and other operating revenues:
O&P–Americas segment	$2,211	$2,679	$4,326	$5,230
O&P–EAI segment	2,721	3,061	5,299	5,972
I&D segment	1,769	2,159	3,471	4,077
Refining segment	1,289	2,102	2,244	3,709
Technology segment	129	107	261	243
Other, including intersegment eliminations	(791)	(963)	(1,530)	(1,901)

Total	$7,328	$9,145	$14,071	$17,330

Operating income:
O&P–Americas segment	$646	$920	$1,353	$1,854
O&P–EAI segment	423	359	781	595
I&D segment	327	405	582	676
Refining segment	(53)	119	(83)	193
Technology segment	62	45	135	109
Other, including intersegment eliminations	(2)	(3)	(5)	(7)

Total	$1,403	$1,845	$2,763	$3,420

Depreciation and amortization:
O&P–Americas segment	$88	$85	$178	$171
O&P–EAI segment	58	54	113	109
I&D segment	69	56	139	116
Refining segment	40	40	83	114
Technology segment	11	12	21	24

Total	$266	$247	$534	$534

Income from equity investments:
O&P–Americas segment	$20	$8	$42	$15
O&P–EAI segment	96	79	165	136
I&D segment	1	3	1	8

Total	$117	$90	$208	$159

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2016	2015	2016	2015
Other income (expense), net:
O&P–Americas segment	$—	$1	$59	$5
O&P–EAI segment	(1)	—	26	9
I&D segment	—	2	1	3
Refining segment	—	—	1	1
Other, including intersegment eliminations	(2)	1	(2)	7

Total	$(3)	$4	$85	$25

EBITDA:
O&P–Americas segment	$754	$1,014	$1,632	$2,045
O&P–EAI segment	576	492	1,085	849
I&D segment	397	466	723	803
Refining segment	(13)	159	1	308
Technology segment	73	57	156	133
Other, including intersegment eliminations	(4)	(2)	(7)	—

Total	$1,783	$2,186	$3,590	$4,138

Olefins and Polyolefins–Americas Segment

Overview—EBITDA for the second quarter and first six months of 2016 reflects lower olefins results, partially offset by improved polypropylene results. EBITDA for the first six months of 2016 benefited from a $57 million gain on the sale of our wholly owned Argentine subsidiary in February 2016. EBITDA for the second quarter 2015 included a $21 million benefit associated with the partial reversal of the $43 million first quarter 2015 LCM adjustment leaving a net charge of $22 million in the first six months of 2015.

Ethylene Raw Materials—Production economics for the industry have favored natural gas liquids (“NGLs”) in recent years. Although the decline in oil prices significantly reduced the cost of ethylene produced from crude oil based liquids (“heavy liquids”) beginning in the latter part of 2014, NGL prices also declined and they continued to be preferred feedstocks. We produced approximately 90% of our U.S. ethylene production from NGLs during each of the second quarters and first six months of 2016 and 2015. The following table sets forth selected financial information for the O&P–Americas segment including Income from equity investments, which is a component of EBITDA.

The following table sets forth selected financial information for the O&P–Americas segment including Income from equity investments, which is a component of EBITDA.

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2016	2015	2016	2015
Sales and other operating revenues	$2,211	$2,679	$4,326	$5,230
Income from equity investments	20	8	42	15
EBITDA	754	1,014	1,632	2,045

Revenues—Revenues for our O&P–Americas segment decreased by $468 million, or 17%, in the second quarter of 2016 compared to the second quarter of 2015 and by $904 million, or 17%, in the first six months of 2016 compared to the first six months of 2015.

The decline in average sales prices for most products in the second quarter and first six months of 2016 reflects decreases in feedstock prices that are correlated to the price of crude oil, which declined relative to the corresponding periods in 2015. This led to revenue decreases of 13% and 19% in the second quarter and first six months of 2016, respectively.

In the second quarter and first six months of 2016, product sales volumes were lower due to turnaround activities, primarily at our Corpus Christi, Texas facility. Polypropylene sales volumes were also lower in both 2016 periods following the sale of our Argentine subsidiary. These factors were responsible for a revenue decrease of 4% in the second quarter of 2016 but in the first six months of 2016, the impact of these factors was more than offset by increased sales of feedstocks, which led to a 2% revenue increase in that period.

EBITDA—EBITDA decreased by $260 million, or 26%, in the second quarter of 2016 compared to the second quarter of 2015 and by $413 million, or 20%, in the first six months of 2016 compared to the first six months of 2015. EBITDA for the second quarter of 2016 includes a 2% decrease related to the absence of the second quarter 2015 LCM reversal of $21 million discussed above. EBITDA for the first six months of 2016 includes a 4% increase related to the absence of the net LCM charge of $22 million recognized in the first six months of 2015 and the $57 million gain on the sale of our wholly owned subsidiary discussed above.

Lower olefin margins were partially offset by the impact of higher polypropylene margins in the second quarter and first six months of 2016. The 2016 olefins margin decline reflected lower average sales prices for ethylene due to the impact of lower naphtha feedstock prices on global ethylene, additional U.S. ethylene supply relative to the prior year periods and the increased cost of ethylene production as decreases in heavy liquid feedstock costs were outpaced by the decreases in co-product prices. Higher polypropylene margins in the second quarter and first six months of 2016 reflect the benefits of lower propylene feedstock costs and higher average polypropylene sales prices driven by a tight U.S. supply/demand balance. Collectively, these margin impacts led to decreases in EBITDA of 6% and 13% during the second quarter and first six months of 2016, respectively.

Lower volumes, primarily reflecting the declines in olefins production due mainly to the impacts of current and upcoming turnarounds contributed to decreases in EBITDA of 19% and 12% in the second quarter and first six months of 2016, respectively.

Improvements in income from our equity investments contributed a 1% increase to EBITDA in each of the second quarter and first six months of 2016 over the prior year periods.

Olefins and Polyolefins–Europe, Asia, International Segment

Overview—Higher operating results in the second quarter and first six months of 2016 reflect higher European polyolefin margins due to decreased feedstock prices and strong demand. These benefits were offset in part by lower olefins volumes due to turnaround activity at our facility in Berre, France and in the second quarter of 2016, by lower olefins margins.

Second quarter 2016 EBITDA also benefited from the recovery of market prices for several of our polyolefins products and naphtha which necessitated the reversal of the $40 million non-cash inventory valuation charge recorded in the first quarter of 2016. EBITDA for the first six months of 2016 reflects the $21 million gain on the first quarter 2016 sale of our wholly owned Argentine subsidiary.

The following table sets forth selected financial information for the O&P–EAI segment including Income from equity investments, which is a component of EBITDA.

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2016	2015	2016	2015
Sales and other operating revenues	$2,721	$3,061	$5,299	$5,972
Income from equity investments	96	79	165	136
EBITDA	576	492	1,085	849

Revenues—Revenues decreased by $340 million, or 11%, in the second quarter of 2016 compared to the second quarter of 2015 and by $673 million, or 11%, in the first six months of 2016 compared to the first six months of 2015.

Lower average sales prices decreased revenues by 15% and 11% in the second quarter and first six months of 2016, respectively. Average sales prices were lower across most products as sales prices generally correlate with crude oil prices, which have declined compared to the second quarter and first six months of 2015.

A modest increase in second quarter 2016 sales volumes and favorable foreign exchange impacts each resulted in revenue increases of 2% relative to the corresponding 2015 period.

EBITDA—EBITDA increased by $84 million, or 17%, in the second quarter of 2016 compared to the second quarter of 2015 and by $236 million, or 28%, in the first six months of 2016 compared to the first six months of 2015.

Polyolefins margins in Europe improved in the second quarter and first six months of 2016, reflecting a strong supply/demand balance and lower feedstock costs. A decrease in olefins margins, driven by average ethylene and propylene sales prices that declined more than feedstock costs, partially offset the second quarter increase in polyolefins margins. These margin impacts resulted in improvements in EBITDA of 7% and 26%, respectively, in the second quarter and first six months of 2016 EBITDA.

The benefit attributed to the $40 million reversal of the first quarter 2016 LCM inventory valuation charge resulted in an 8% increase in EBITDA for the second quarter of 2016. The $21 million gain from the sale of our wholly owned Argentine subsidiary resulted in a 3% increase in EBITDA for the first six months of 2016.

Improvements in income from our equity investments in the second quarter and first six months of 2016 also boosted EBITDA by 3% in each period.

These increases were partly offset by the negative 2% and 3% impacts of volumes on EBITDA in the second quarter and first six months of 2016, respectively, due to lower olefins volumes driven by turnaround activity. The impact of the lower olefins volumes was partly offset by increased volumes for PP compounds in the second quarter and first six months of 2016.

Foreign exchange impacts were responsible for the remaining changes in EBITDA during each 2016 period.

Intermediates and Derivatives Segment

Overview—Operating results for the second quarter and first six months of 2016 were lower than the second quarter and first six months of 2015, with lower margins in certain products being partially offset by the impact of higher volumes. EBITDA for the second quarter of 2016 benefited from the absence of the $17 million LCM inventory valuation charge recognized in the second quarter of 2015 and the reversal of the $28 million first quarter 2016 non-cash LCM inventory valuation charge due to product price recoveries. EBITDA for the first six months of 2016 benefited from the absence of the $61 million LCM inventory valuation adjustments recognized in the first six months of 2015.

The following table sets forth selected financial information for the I&D segment including Income from equity investments, which is a component of EBITDA.

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2016	2015	2016	2015
Sales and other operating revenues	$1,769	$2,159	$3,471	$4,077
Income from equity investments	1	3	1	8
EBITDA	397	466	723	803

Revenues—Revenues decreased by $390 million, or 18%, in the second quarter of 2016 compared to the second quarter of 2015 and by $606 million, or 15%, in the first six months of 2016 compared to the first six months of 2015.

Average sales prices in the second quarter and first six months of 2016, which were influenced by the decline in feedstock and energy-related costs, and for certain products by additional industry supplies, were lower compared to the prior year periods, and led to revenue decreases of 21% and 18%, respectively.

Increased sales volumes were responsible for revenue increases of 2% and 3%, respectively, in the second quarter and first six months of 2016. These increased volumes were driven by styrene and acetyls in the second quarter and first six months of 2016 and by TBA chain products in the first six months of 2016. Volumes in the first six months of 2015 were negatively impacted by planned outages at our Channelview, Texas methanol and PO/SM facilities.

Foreign exchange impacts were responsible for the remaining change in revenues during the second quarter of 2016.

EBITDA—EBITDA decreased $69 million, or 15%, in the second quarter of 2016 compared to the second quarter of 2015 and by $80 million, or 10%, in the first six months of 2016 compared to the first six months of 2015.

Lower margins resulted in decreases in EBITDA of 30% and 23%, respectively, in the second quarter and first six months of 2016. These margins declines primarily reflected crude and gasoline-related product prices that declined more than related feedstock prices in the TBA Chain, and increased methanol supplies due to industry capacity additions.

Lower income from our equity investments in the second quarter and first six months of 2016 also resulted in decreases to EBITDA of 1% in each of the 2016 periods.

The beneficial impact of volumes discussed above partially offset the decreases in the second quarter and first six months of 2016 outlined above with increases to EBITDA of 6% in both periods.

EBITDA in the second quarter and first six months of 2016 also reflected increases of 10% and 8%, respectively, related to the LCM inventory valuation adjustments discussed above.

Refining Segment

Overview—Results of our Refining segment for the second quarter and first six months of 2016 compared to the corresponding periods in 2015 were significantly lower because of unplanned outages, including a coker unit fire in early April, planned turnaround activity on a crude unit and a coker unit processing train in the first quarter of 2016, and downtime at crude units with reduced processing rates in both periods.

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

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2016	2015	2016	2015
Sales and other operating revenues	$1,289	$2,102	$2,244	$3,709
EBITDA	(13)	159	1	308

Heavy crude oil processing rates, thousands of barrels per day	183	255	184	248

Market margins, dollars per barrel
Light crude oil – 2-1-1	$11.52	$16.42	$10.13	$15.74
Light crude oil – Maya differential	9.55	7.56	9.37	8.22

Total Maya 2-1-1	$21.07	$23.98	$19.50	$23.96

Revenues—Revenues decreased by $813 million, or 39%, in the second quarter of 2016 compared to the second quarter of 2015 and by $1,465 million, or 39%, in the first six months of 2016 compared to the first six months of 2015.

Revenues declined in the second quarter and first six months on significantly lower product prices due to drops in the price of crude oil and lower sales volumes due to production limitations in both 2016 periods mentioned below. The average per barrel price of crude oil declined in each of the second quarter and first six months of 2016 by about $18. These declines resulted in revenue decreases of 27% relative to both the second quarter and first six months of 2015.

Processing rates in the second quarter and first six months of 2016 were lower relative to the comparable periods in 2015 due to processing limits resulting from unplanned outages, including a fire at one of our coker units that impacted operating rates from early April through the balance of the second quarter, and turnaround activities in the first quarter of 2016. These lower processing rates led to revenue decreases of 12% in each of the second quarter and first six months of 2016.

EBITDA—EBITDA decreased by $172 million, or 108%, in the second quarter of 2016 compared to the second quarter of 2015 and by $307 million, or 100%, in the first six months of 2016 compared to the first six months of 2015.

Declines in refining margins in the second quarter and first six months of 2016 led to decreases in EBITDA of 62% and 59%, respectively. The Maya 2-1-1 benchmark refining spread declined by approximately $3 and $4 per barrel in the second quarter and first six months, respectively, relative to the second quarter and first six months of 2015. These decreases were driven by per barrel declines of approximately $5 and $7 in diesel spreads in the second quarter and first six months of 2016, respectively, and by approximately $5 and $4 in gasoline spreads. Wider differentials between Maya crude and light crude oils partially offset these declines in product spreads. The operating issues that drove lower crude throughput in 2016 also negatively impacted margins due to a less favorably priced crude oil mix and higher variable costs per barrel.

Lower production in the second quarter and first six months of 2016 was also responsible for decreases in EBITDA of 43% and 41%, respectively, due to decreases of 28% and 26%, respectively, in average heavy crude oil processing rates relative to the corresponding periods of 2015. These reduced rates were due to the unplanned outages, crude unit operating limitations and planned turnaround activities discussed above.

A further 3% decrease in EBITDA for the second quarter of 2016 was related to the absence of the second quarter 2015 reversal of the $5 million LCM inventory valuation adjustment recorded in the first quarter of 2015.

Technology Segment

Overview—The Technology segment recognizes revenues related to the sale of polyolefin catalysts, licensing of chemical, polyolefin and other process technologies and associated engineering and other services.

The following table sets forth selected financial information for the Technology segment:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2016	2015	2016	2015
Sales and other operating revenues	$129	$107	$261	$243
EBITDA	73	57	156	133

Revenues—Revenues increased by $22 million, or 21%, in the second quarter of 2016 compared to the second quarter of 2015 and by $18 million, or 7%, in the first six months of 2016 compared to the first six months of 2015.

Recognition of revenues on process licenses issued in prior periods was responsible for revenue increases of 8% and 6% in the second quarter and first six months of 2016 relative to the corresponding periods in 2015.

Revenue increases of 1% and 3% in the second quarter and first six months of 2016, respectively, were attributable to higher average catalyst sales prices during those periods. These increases were augmented in the second quarter of 2016 by an additional revenue increase of 10% stemming from an increase in catalyst sales volumes and partly offset in the first six months of 2016 by a 2% revenue decrease related to lower catalyst sales volumes.

Foreign currency translation impacts gave rise to a 2% revenue increase in the second quarter of 2016 due to a stronger euro versus the U.S. dollar relative to the second quarter 2015.

EBITDA—EBITDA increased by $16 million, or 28%, in the second quarter of 2016 compared to the second quarter of 2015 and by $23 million, or 17%, in the first six months of 2016 compared to the first six months of 2015.

The impact of higher catalyst volumes increased EBITDA by 16% in the second quarter of 2016 and decreased EBITDA by 2% in the first six months of 2016. A combination of higher catalyst margins and higher licensing and services revenue contributed 12% and 19% to EBITDA during the second quarter and first six months of 2016.

FINANCIAL CONDITION

Operating, investing and financing activities of continuing operations, which are discussed below, are presented in the following table:

	Six Months Ended June 30,
Millions of dollars	2016	2015
Source (use) of cash:
Operating activities	$2,561	$2,914
Investing activities	(1,068)	(1,170)
Financing activities	(1,372)	(1,422)

Operating Activities

2016—Cash of $2,561 million generated in the first six months of 2016 primarily reflected earnings adjusted for non-cash items and cash used by the main components of working capital – accounts receivable, inventories and accounts payable. The non-cash items in 2016 included a $78 million gain related to the sale of our wholly owned Argentine subsidiary and adjustments for related working capital.

The main components of working capital consumed cash of $94 million during the first six months of 2016. Higher sales prices for products in our O&P–EAI segment in the first six months of 2016 combined with the impact of higher sales volumes in the second quarter of 2016 relative to the fourth quarter of 2015 for our I&D and Refining segments led to the increase in accounts receivable. The increase in accounts payable reflects increased feedstock costs in our O&P–Americas segment and increased purchases of crude oil by our Refining segment.

2015—Cash of $2,914 million generated in the first six months of 2015 primarily reflected earnings adjusted for non-cash items, offset in part by cash used by the main components of working capital.

The main components of working capital consumed cash of $106 million during the first six months of 2015. The timing of crude oil purchases in the latter part of the second quarter and the lower cost of crude oil led to the decrease in accounts payable. The decrease in inventories reflects lower levels of inventory in our I&D and O&P–EAI segments. The decrease in our I&D segment inventories was the result of a drawdown of inventories in conjunction with turnaround activities at one of our PO/SM facilities in Channelview, Texas. Higher polypropylene and PP compounding sales volumes in the latter part of the second quarter contributed to the lower level of inventory in our O&P–EAI segment.

Investing Activities—We used cash of $1,068 million and $1,170 million in investing activities in the first six months of 2016 and 2015, respectively.

We invest cash in investment-grade and other high quality instruments that provide adequate flexibility to redeploy funds as needed to meet our cash flow requirements while maximizing yield. In the first six months of 2016 and 2015, we invested $607 million and $1,468 million, respectively, in securities that are deemed available-for-sale and classified as Short-term investments. We also invested $168 million and $397 million in tri-party repurchase agreements in the first six months of 2016 and 2015, respectively. These investments are classified as short-term loans receivable. We received proceeds upon the sale and maturity of certain of our available-for-sale securities and repurchase agreements of $657 million and $98 million, respectively, in the first six months of 2016 and $997 million and $250 million, respectively, in the corresponding period of 2015.

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

See Note 7 to the Consolidated Financial Statements for additional information regarding these investments.

The following table summarizes capital expenditures for the periods presented:

	Six Months Ended June 30,
Millions of dollars	2016	2015
Capital expenditures by segment:
O&P–Americas	$642	$289
O&P–EAI	141	65
I&D	156	152
Refining	128	61
Technology	15	9
Other	8	8

Consolidated capital expenditures of continuing operations	$1,090	$584

In the first six months of 2016 and 2015, our capital expenditures included debottlenecks of certain assets to enhance production, turnaround activities and expansion projects at several sites as well as other plant improvement projects and railcar purchases. The increased level of capital expenditures for our O&P–Americas, O&P–EAI and Refining segments in the first six months of 2016 was largely due to debottleneck and turnaround activities.

Financing Activities—In the first six months of 2016 and 2015, our financing activities used cash of $1,372 million and $1,422 million, respectively.

In the first six months of 2016 and 2015, we made payments of $1,682 million and $2,137 million, respectively, to acquire approximately 21 million and 24 million, respectively, of our outstanding ordinary shares. We also made dividend payments totaling $698 million and $702 million during the first six months of 2016 and 2015, respectively. For additional information related to these share repurchases and dividend payments, see Note 12 to the Consolidated Financial Statements.

We received net proceeds of $200 million and $238 million in the first six months of 2016 and 2015, respectively, through the issuance and repurchase of commercial paper instruments under our commercial paper program.

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

Liquidity and Capital Resources—As of June 30, 2016, we had $2,083 million of unrestricted cash and cash equivalents and marketable securities classified as Short-term investments. We also held $462 million of tri-party repurchase agreements classified as Other current assets at June 30, 2016. For additional information related to our purchases of marketable securities, which currently include certificates of deposit, commercial paper, bonds and limited partnership investments, and our investments in tri-party repurchase agreements, see “Investing Activities” above and Note 7 to the Consolidated Financial Statements.

At June 30, 2016, we held $535 million of cash in jurisdictions outside of the U.S., principally in the United Kingdom. There are currently no material legal or economic restrictions that would impede our transfers of cash.

We also had total unused availability under our credit facilities of $2,701 million at June 30, 2016, which included the following:

•	$1,966 million under our $2,500 million revolving credit facility, which backs our $2,500 million commercial paper program. Availability under this facility is net of outstanding borrowings, outstanding letters of credit provided under the facility and notes issued under our commercial paper program. A small portion of our availability under this facility is impacted by changes in the euro/U.S. dollar exchange rate. At June 30, 2016, we had $523 million of outstanding commercial paper, no outstanding letters of credit and no outstanding borrowings under the facility; and

•	$735 million under our $900 million U.S. accounts receivable securitization facility. Availability under this facility is subject to a borrowing base of eligible receivables, which is reduced by outstanding borrowings and letters of credit, if any. This facility had no outstanding borrowings or letters of credit at June 30, 2016.

Our €450 million European receivables securitization facility expired in April 2016.

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

At June 30, 2016, we had total debt, including current maturities, of $9,105 million. We also had $575 million of outstanding letters of credit and bank guarantees issued under uncommitted credit facilities at June 30, 2016.

In June 2016, the term of our existing $2,000 million revolving credit facility was extended for one year to June 2021 pursuant to a consent agreement. We also amended the revolving credit facility in June 2016 to increase its size from $2,000 million to $2,500 million. All other material terms of the agreement remained unchanged.

In connection with the increase of our revolving credit facility, we increased the size of our commercial paper program to permit the issuance of unsecured short-term promissory (“commercial paper”) notes in an aggregate amount not to exceed $2,500 million. At June 30, 2016, we had $523 million of commercial paper outstanding.

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

In July 2016, we announced plans to build a new high density polyethylene plant on the U.S. Gulf Coast. The plant, which will have an annual capacity of 1.1 billion pounds, is expected to start up in 2019.

In May 2016, our shareholders approved a proposal to authorize us to repurchase up to an additional 10%, or approximately 42.5 million of our shares outstanding over the following eighteen months. Our share repurchase program does not have a stated dollar amount, and purchases may be made through open market purchases, private market transactions or other structured transactions. Repurchased shares could be retired or used for general corporate purposes, including for various employee benefit and compensation plans. As of June 30, 2016, we have purchased approximately 6 million shares under this program for approximately $463 million. As of July 26, 2016, we had approximately 33 million shares remaining under the current authorization. The timing and amount of additional shares repurchased will be determined by our Management Board based on its evaluation of market conditions and other factors. For additional information related to our share repurchase programs, see Note 12 to the Consolidated Financial Statements.

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

CURRENT BUSINESS OUTLOOK

Chemical and polyolefin markets continue to be generally well balanced in the third quarter, with trends similar to the second quarter of 2016. However, margins for refining and TBA Chain products have declined as gasoline supplies and inventories have increased.

We have completed the repairs of damage incurred in the April 2016 fire at our Houston refinery and expect to complete the 800 million pound ethylene expansion and related turnaround of our Corpus Christi, Texas facility by the end of the third quarter.

During the second half of 2016, our plant maintenance schedule is significant with additional turnarounds at facilities in our O&P–Americas, O&P–EAI and I&D segments. We expect to mitigate some of the negative impact of this heavy, planned maintenance period through inventory and scheduling efforts. Collectively, we expect our third quarter operations to be negatively impacted by an estimated $150 million, with impacts of $135 million and $15 million to the results of our O&P–Americas and I&D segments, respectively.

We expect our investment in these facilities to deliver continuing benefits through long-term reliability.

CRITICAL ACCOUNTING POLICIES

Inventory—In the first quarter of 2016, we recorded an LCM inventory valuation adjustment of $68 million as certain product prices fell in line with the declines in hydrocarbon prices and other correlated products. The primary contributors to the LCM inventory valuation adjustment were market price declines for several of our polyolefins products and for naphtha, benzene and styrene. Representative prices used in the calculation of the LCM inventory valuation adjustment included $360 per metric ton for naphtha, $1,012 per metric ton for styrene, and $1.77 per gallon for benzene. This adjustment was reversed in full in the second quarter of 2016 following the recovery of prices.

Several of our LIFO inventory pools are currently “at-risk” for further adjustment as each impacted LIFO pool is at, or close to, the calculated market value at the last balance sheet measurement date. As of June 30, 2016, “at-risk” inventory accounted for $2.5 billion of the total carrying value of our $4.0 billion of inventory. The extent to which further adjustment may occur is dependent on the pool specific product prices and composition within each individual dollar value LIFO pool at the balance sheet date. Sustained price declines in our finished goods and raw materials could result in future LCM inventory valuation charges during the remainder of 2016.

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

Our exposure to market and regulatory risks is described in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2015. Our exposure to such risks has not changed materially in the six months ended June 30, 2016.

Item 4.	CONTROLS AND PROCEDURES

As of June 30, 2016 with the participation of our management, our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) carried out an evaluation, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the Act), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of June 30, 2016.

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

In February 2016, the TCEQ issued a Notice of Enforcement to Equistar Chemicals, LP following a TCEQ compliance investigation file review. In April 2016, TCEQ issued a proposed Agreed Order, which assesses an administrative penalty of $105,000 and proposes a one-time offer to defer $21,000 of the penalty if Equistar satisfactorily complies with the terms of the order. The Agreed Order was signed in May 2016 and we are awaiting approval of the Order by TCEQ.

Additional information about such environmental proceedings can be found in Part I, Item 3 of our 2015 Annual Report on Form 10-K, which is incorporated into this Item 1 by reference.

Item 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in Item 1A of our 2015 Annual Report on Form 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
April 1 – April 30	2,158,933	$87.56	2,158,933	43,368,366
May 1 – May 31	2,598,876	$81.92	2,598,876	40,769,490
June 1 – June 30	4,088,201	$78.13	4,088,201	36,681,289

Total	8,846,010	$81.54	8,846,010	36,681,289

(1)	On May 13, 2016, we announced a share repurchase program of up to 42,518,980 of our ordinary shares through November 13, 2017. The maximum number of shares that may yet be purchased is not necessarily an indication of the number of shares that will ultimately be purchased.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 6.	EXHIBITS

10.1	Consent Agreement, dated June 3, 2016, among LyondellBasell Industries N.V. and LYB Americas Finance Company, as Borrowers, Bank of America, N.A., as Administrative Agent and the lender parties thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 6, 2016)

10.2	Amendment No. 1 to the Amended and Restated Credit Agreement, dated June 3, 2016, among LyondellBasell Industries N.V. and LYB Americas Finance Company, as Borrowers, the Lenders, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Citibank, N.A. and Deutsche Bank Securities Inc., as Syndication Agents and the other parties thereto (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on June 6, 2016)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32	Certifications pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LYONDELLBASELL INDUSTRIES N.V.

Date: July 29, 2016	/s/ Thomas Aebischer
Thomas Aebischer
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)