Form 10-Q
period 2016-09-30
LyondellBasell Industries N.V.
filed 2016-11-01
CIK 1489393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

The registrant had 407,523,823 ordinary shares, €0.04 par value, outstanding at October 27, 2016 (excluding 170,911,647 treasury shares).

LYONDELLBASELL INDUSTRIES N.V.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions of dollars, except earnings per share	2016	2015	2016	2015
Sales and other operating revenues:
Trade	$7,191	$8,119	$20,879	$25,051
Related parties	174	215	557	613

	7,365	8,334	21,436	25,664
Operating costs and expenses:
Cost of sales	5,903	6,465	16,771	19,891
Selling, general and administrative expenses	188	194	580	627
Research and development expenses	25	25	73	76

	6,116	6,684	17,424	20,594
Operating income	1,249	1,650	4,012	5,070
Interest expense	(72)	(85)	(237)	(233)
Interest income	4	8	13	26
Other income, net	19	10	104	35

Income from continuing operations before equity investments and income taxes	1,200	1,583	3,892	4,898
Income from equity investments	81	93	289	252

Income from continuing operations before income taxes	1,281	1,676	4,181	5,150
Provision for income taxes	326	487	1,104	1,468

Income from continuing operations	955	1,189	3,077	3,682
Loss from discontinued operations, net of tax	(2)	(3)	(3)	(3)

Net income	953	1,186	3,074	3,679
Net (income) loss attributable to non-controlling interests	(1)	(1)	(1)	2

Net income attributable to the Company shareholders	$952	$1,185	$3,073	$3,681

Earnings per share:
Net income (loss) attributable to the Company shareholders —
Basic:
Continuing operations	$2.31	$2.57	$7.26	$7.81
Discontinued operations	(0.01)	(0.01)	(0.01)	(0.01)

	$2.30	$2.56	$7.25	$7.80

Diluted:
Continuing operations	$2.31	$2.55	$7.24	$7.78
Discontinued operations	(0.01)	(0.01)	(0.01)	(0.01)

	$2.30	$2.54	$7.23	$7.77

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2016	2015	2016	2015
Net income	$953	$1,186	$3,074	$3,679
Other comprehensive income (loss), net of tax –
Financial derivatives:
Gain (loss) on cash flow hedges arising during the period	(69)	(36)	(258)	241
Reclassification adjustment included in net income	5	5	52	(148)
Income tax expense (benefit)	(16)	(8)	(57)	56

Financial derivatives, net of tax	(48)	(23)	(149)	37

Unrealized loss on available-for-sale securities:
Unrealized holding loss arising during the period	(3)	(1)	(9)	(1)
Income tax benefit	(2)	—	(2)	—

Unrealized loss on available-for-sale securities, net of tax	(1)	(1)	(7)	(1)

Defined pension and other postretirement benefit plans:
Reclassification adjustment for amortization of prior service cost included in net income	1	1	1	2
Reclassification adjustment for net actuarial loss included in net income	8	6	23	19

Defined pension and other postretirement benefit plans, before tax	9	7	24	21
Income tax expense	4	2	9	6

Defined pension and other postretirement benefit plans, net of tax	5	5	15	15

Foreign currency translation adjustments:
Unrealized gain (loss) arising during the period	17	(55)	73	(406)
Reclassification adjustment included in net income	7	—	7	—
Income tax benefit	—	—	(7)	—

Foreign currency translation adjustments, net of tax	24	(55)	87	(406)

Total other comprehensive loss	(20)	(74)	(54)	(355)

Comprehensive income	933	1,112	3,020	3,324
Comprehensive (income) loss attributable to non-controlling interests	(1)	(1)	(1)	2

Comprehensive income attributable to the Company shareholders	$932	$1,111	$3,019	$3,326

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED BALANCE SHEETS

Millions of dollars	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$740	$924
Restricted cash	4	7
Short-term investments	1,090	1,064
Accounts receivable:
Trade, net	2,702	2,363
Related parties	150	154
Inventories	4,015	4,051
Prepaid expenses and other current assets	852	1,226

Total current assets	9,553	9,789
Property, plant and equipment at cost	14,563	12,910
Less: Accumulated depreciation	(4,506)	(3,919)

Property, plant and equipment, net	10,057	8,991
Investments and long-term receivables:
Investment in PO joint ventures	399	397
Equity investments	1,681	1,608
Other investments and long-term receivables	17	122
Goodwill	543	536
Intangible assets, net	562	640
Other assets	607	674

Total assets	$23,419	$22,757

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED BALANCE SHEETS

Millions of dollars, except shares and par value data	September 30, 2016	December 31, 2015
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$3	$4
Short-term debt	621	353
Accounts payable:
Trade	1,884	1,627
Related parties	445	555
Accrued liabilities	1,357	1,810

Total current liabilities	4,310	4,349
Long-term debt	8,464	7,671
Other liabilities	2,151	2,036
Deferred income taxes	2,387	2,127
Commitments and contingencies
Stockholders’ equity:
Ordinary shares, €0.04 par value, 1,275 million shares authorized, 409,165,559 and 440,150,069 shares outstanding, respectively	31	31
Additional paid-in capital	10,195	10,202
Retained earnings	11,865	9,841
Accumulated other comprehensive loss	(1,492)	(1,438)
Treasury stock, at cost, 169,269,911 and 138,285,201 ordinary shares, respectively	(14,517)	(12,086)

Total Company share of stockholders’ equity	6,082	6,550
Non-controlling interests	25	24

Total equity	6,107	6,574

Total liabilities and equity	$23,419	$22,757

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
Millions of dollars	2016	2015
Cash flows from operating activities:
Net income	$3,074	$3,679
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	791	782
Amortization of debt-related costs	12	12
Inventory valuation adjustments	—	264
Equity investments –
Equity income	(289)	(252)
Distributions of earnings, net of tax	249	196
Deferred income taxes	307	9
Gain on sales of business and equity method investment	(84)	—
Gain on sale of assets	(5)	—
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(323)	408
Inventories	23	(12)
Accounts payable	74	(501)
Prepaid expenses and other current assets	165	(98)
Other, net	(101)	195

Net cash provided by operating activities	3,893	4,682

Cash flows from investing activities:
Expenditures for property, plant and equipment	(1,676)	(957)
Payments for repurchase agreements	(500)	(397)
Proceeds from repurchase agreements	603	300
Purchases of available-for-sale securities	(607)	(1,723)
Proceeds from sales and maturities of available-for-sale securities	665	1,638
Purchases of held-to-maturity securities	(76)	—
Payment for acquisition of business and equity method investment	(65)	—
Net proceeds from sales of business and equity method investment	209	—
Proceeds from settlement of net investment hedges	1,295	—
Payments for settlement of net investment hedges	(1,356)	—
Change in restricted cash	3	1
Other, net	(22)	35

Net cash used in investing activities	(1,527)	(1,103)

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
Millions of dollars	2016	2015
Cash flows from financing activities:
Repurchases of Company ordinary shares	(2,501)	(3,436)
Dividends paid	(1,049)	(1,063)
Issuance of long-term debt	812	984
Net proceeds from commercial paper	177	231
Payments of debt issuance costs	(5)	(13)
Other, net	(1)	191

Net cash used in financing activities	(2,567)	(3,106)

Effect of exchange rate changes on cash	17	(30)

Increase (decrease) in cash and cash equivalents	(184)	443
Cash and cash equivalents at beginning of period	924	1,031

Cash and cash equivalents at end of period	$740	$1,474

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Company Share of Stockholders’ Equity	Non- Controlling Interests
Millions of dollars	Issued	Treasury
Balance, December 31, 2015	$31	$(12,086)	$10,202	$9,841	$(1,438)	$6,550	$24
Net income	—	—	—	3,073	—	3,073	1
Other comprehensive loss	—	—	—	—	(54)	(54)	—
Share-based compensation	—	46	(7)	—	—	39	—
Dividends ($2.48 per share)	—	—	—	(1,049)	—	(1,049)	—
Repurchases of Company ordinary shares	—	(2,477)	—	—	—	(2,477)	—

Balance, September 30, 2016	$31	$(14,517)	$10,195	$11,865	$(1,492)	$6,082	$25

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

Accounting Guidance Issued But Not Adopted as of September 30, 2016

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

Amendments to Revenue Recognition—In 2016 the FASB issued several amendments to Topic 606, Revenue from Contracts with Customers. ASU 2016-08, Principal versus Agent Considerations, contains amendments that clarify the implementation guidance on principal versus agent considerations. ASU 2016-10, Identifying Performance

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Obligations and Licensing clarifies the guidance in the new revenue standard on identifying performance obligations and accounting for licenses of intellectual property. The FASB also issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, which further clarifies the new revenue guidance primarily in the areas of collectability, noncash consideration, presentation of sales tax, and transition. All amendments are effective with the same date as ASU 2014-09. We are currently assessing the impact of Topic 606 together with its amendments on our Consolidated Financial Statements.

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

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Statement of Cash Flows—In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The updated accounting requirement is intended to reduce diversity in practice in the classification of certain transactions in the statement of cash flows. Such transactions include but are not limited to debt prepayment or debt extinguishment costs, settlement of zero coupon debt instruments, contingent consideration payments made after a business combination and distributions received from equity method of investments. The amendments in this ASU are effective for public entities for annual and interim periods beginning after December 15, 2018. A retrospective transition approach is required and early adoption is permitted. We are currently assessing the impact of this new guidance on our Consolidated Financial Statements.

3.	Discontinued Operations

In May 2016, we received a notice pertaining to the final closure of our Berre refinery from the Prefect of Bouches du Rhone. This notice outlines the requirements to dismantle the refinery facilities. At this time, the estimated cost and associated cash flows to fulfill these requirements are not deemed to be material.

4.	Accounts Receivable

Our allowance for doubtful accounts receivable, which is reflected in the Consolidated Balance Sheets as a reduction of accounts receivable, totaled $17 million and $24 million at September 30, 2016 and December 31, 2015, respectively.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	Inventories

Inventories consisted of the following components:

Millions of dollars	September 30, 2016	December 31, 2015
Finished goods	$2,725	$2,668
Work-in-process	166	148
Raw materials and supplies	1,124	1,235

Total inventories	$4,015	$4,051

For information related to lower of cost or market inventory valuation adjustments recognized during the third quarter and first nine months of 2015, see Note 14.

6.	Debt

Long-term loans, notes and other long-term debt consisted of the following:

Millions of dollars	September 30, 2016	December 31, 2015
Senior Notes due 2019, $2,000 million, 5.0% ($11 million of debt issuance cost)	$1,936	$1,943
Senior Notes due 2021, $1,000 million, 6.0% ($9 million of debt issuance cost)	991	989
Senior Notes due 2024, $1,000 million, 5.75% ($9 million of debt issuance cost)	991	990
Senior Notes due 2055, $1,000 million, 4.625% ($16 million of discount; $12 million of debt issuance cost)	972	972
Guaranteed Notes due 2044, $1,000 million, 4.875% ($11 million of discount; $10 million of debt issuance cost)	979	979
Guaranteed Notes due 2043, $750 million, 5.25% ($22 million of discount; $7 million of debt issuance cost)	721	721
Guaranteed Notes due 2023, $750 million, 4.0% ($7 million of discount; $4 million of debt issuance cost)	739	737
Guaranteed Notes due 2027, $300 million, 8.1%	300	300
Guaranteed Notes due 2022, €750 million, 1.875% ($3 million of discount; $4 million of debt issuance cost)	830	—
Other	8	44

Total	8,467	7,675
Less current maturities	(3)	(4)

Long-term debt	$8,464	$7,671

Our 5% senior notes due 2019 include gains of $26 million and $11 million for the three and nine months ended September 30, 2016, respectively, losses of $14 million and $1 million for the three and nine months ended September 30, 2015, respectively, and gains of $35 million for the year ended December 31, 2015 related to adjustments for our fixed-for-floating interest rate swaps, which are recognized in Interest expense in the Consolidated Statements of Income. Since inception in 2014, we have recognized net gains of $53 million related to adjustments for these fixed-for-floating interest rate swaps.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Short-term loans, notes, and other short-term debt consisted of the following:

	September 30,	December 31,
Millions of dollars	2016	2015
$2,500 million Senior Revolving Credit Facility	$—	$—
$900 million U.S. Receivables Securitization Facility	—	—
€450 million European Receivables Securitization Facility	—	—
Commercial paper	500	323
Financial payables to equity investees	3	4
Precious metal financings	117	26
Other	1	—

Total short-term debt	$621	$353

Long-Term Debt

Guaranteed Notes due 2022—In March 2016, LYB International Finance II B.V. (“LYB Finance II”), a direct, 100% owned finance subsidiary of LyondellBasell Industries N.V., as defined in Rule 3-10(b) of Regulation S-X, issued €750 million of 1.875% guaranteed notes due 2022 at a discounted price of 99.607%.

These unsecured notes, which are fully and unconditionally guaranteed by LyondellBasell Industries N.V., rank equally in right of payment to all of LYB Finance II’s existing and future unsecured indebtedness and to all of LyondellBasell N.V.’s existing and future unsubordinated indebtedness. There are no significant restrictions that would impede LyondellBasell N.V., as guarantor, from obtaining funds by dividend or loan from its subsidiaries.

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

The revolving credit facility may be used for dollar and euro denominated borrowings, has a $500 million sublimit for dollar and euro denominated letters of credit, a $1,000 million uncommitted accordion feature, and supports our commercial paper program. The aggregate balance of outstanding borrowings and letters of credit under this facility may not exceed $2,500 million at any given time. Borrowings under the facility bear interest at a Base Rate or LIBOR, plus an applicable margin. Additional fees are incurred for the average daily unused commitments.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The facility contains customary covenants and warranties, including specified restrictions on indebtedness and liens. In addition, we are required to maintain a leverage ratio at the end of every quarter of 3.50 to 1.00 or less for the period covering the most recent four quarters. We are in compliance with these covenants as of September 30, 2016. At September 30, 2016, we had $500 million of outstanding commercial paper, no outstanding letters of credit and no outstanding borrowings under this facility.

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

U.S. Receivables Securitization Facility—Our $900 million U.S. accounts receivable securitization facility, which expires in 2018, has a purchase limit of $900 million in addition to a $300 million uncommitted accordion feature. This facility provides liquidity through the sale or contribution of trade receivables by certain of our U.S. subsidiaries to a wholly owned, bankruptcy-remote subsidiary on an ongoing basis and without recourse. The bankruptcy-remote subsidiary may then, at its option and subject to a borrowing base of eligible receivables, sell undivided interests in the pool of trade receivables to financial institutions participating in the facility. In the event of liquidation, the bankruptcy-remote subsidiary’s assets will be used to satisfy the claims of its creditors prior to any assets or value in the bankruptcy-remote subsidiary becoming available to us. We are responsible for servicing the receivables. This facility also provides for the issuance of letters of credit up to $200 million. The term of the securitization facility may be extended in accordance with the terms of the agreement. At September 30, 2016, there were no borrowings or letters of credit outstanding under the facility.

European Receivables Securitization Facility—Our €450 million European receivables securitization facility expired in April 2016.

Other—At September 30, 2016 and December 31, 2015, our weighted average interest rate on outstanding short-term debt was 0.7%.

Debt Discount and Issuance Costs

In each of the nine months ended September 30, 2016 and 2015, amortization of debt discounts and debt issuance costs resulted in amortization expense of $12 million, which is included in Interest expense in the Consolidated Statements of Income.

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

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Marketable Securities—We invest cash in investment-grade securities for periods generally not exceeding two years. Investments in securities with original maturities of three months or less are classified as Cash and cash equivalents. At September 30, 2016 and December 31, 2015, we had marketable securities classified as Cash and cash equivalents of $249 million and $575 million, respectively.

We also have investments in marketable securities classified as available-for-sale and held-to-maturity. These securities are included in Short-term investments on the Consolidated Balance Sheets. Investments classified as available-for-sale are carried at estimated fair value with unrealized gains and losses recorded as a component of Accumulated other comprehensive income (“AOCI”). Investments classified as held-to-maturity are carried at amortized cost. We periodically review our available-for-sale and held-to-maturity securities for other-than-temporary declines in fair value below the cost basis, and when events or changes in circumstances indicate the carrying value of an asset may not be recoverable, the investment is written down to fair value, establishing a new cost basis.

Repurchase Agreements—We invest in tri-party repurchase agreements. Under these agreements, we make cash purchases of securities according to a pre-agreed profile from our counterparties. The counterparties have an obligation to repurchase, and we have an obligation to sell, the same or substantially the same securities at a pre-defined date for a price equal to the purchase price plus interest. These securities, which pursuant to our internal policies, are held by a third-party custodian and must generally have a minimum collateral value of 102%, secure the counterparty’s obligation to repurchase the securities. Depending upon maturity, these tri-party repurchase agreements are treated as short-term loans receivable and are reflected in Prepaid expenses and other current assets or as long-term loans receivable reflected in Other investments and long-term receivables on our Consolidated Balance Sheets. The balance of our investment at September 30, 2016 and December 31, 2015 was $296 million and $387 million, respectively.

Commodity Prices—We are exposed to commodity price volatility related to anticipated purchases of natural gas liquids, crude oil and other raw materials and sales of our products. We selectively use over-the counter commodity swaps, options and exchange traded futures contracts with various terms to manage the volatility related to these risks. In addition, we are exposed to volatility on the prices of precious metals to the extent that we have obligations, classified as embedded derivatives, tied to the price of precious metals associated with secured borrowings. All aforementioned contracts are generally limited to durations of one year or less. At September 30, 2016, commodity futures contracts in the notional amount of $119 million, maturing from October 2016 to January 2017, were outstanding.

Foreign Currency Rates—We have significant worldwide operations. The functional currencies of our consolidated subsidiaries through which we operate are primarily the U.S. dollar and the euro. We enter into transactions denominated in currencies other than our designated functional currencies. As a result, we are exposed to foreign currency risk on receivables and payables. We maintain risk management control policies intended to monitor foreign currency risk attributable to our outstanding foreign currency balances. These control policies involve the centralization of foreign currency exposure management, the offsetting of exposures and the estimating of expected impacts of changes in foreign currency rates on our earnings. We enter into foreign currency forward contracts to reduce the effects of our net currency exchange exposures. At September 30, 2016, foreign currency forward contracts in the notional amount of $281 million, maturing from October 2016 through December 2016, were outstanding.

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

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign Currency Gain (Loss)—Other income, net, in the Consolidated Statements of Income reflected a gain of $1 million and a loss of $5 million for the three and nine months ended September 30, 2016, and gains of $3 million and $7 million for the three and nine months ended September 30, 2015, respectively.

Basis Swaps—In 2015, we entered into €850 million of cross-currency floating-to-floating interest rate swaps (“basis swaps”) to reduce the volatility in stockholders’ equity resulting from changes in currency exchange rates of our foreign subsidiaries with respect to the U.S. dollar. Under the terms of these contracts, which have been designated as net investment hedges, we will make interest payments in euros at 3 Month EURIBOR plus basis and will receive interest in U.S. dollars at 3 Month LIBOR. Upon the maturities of these contracts, we will pay the principal amount in euros and receive U.S. dollars from our counterparties.

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

In September 2016, €450 million of our basis swaps expired. Upon settlement of these basis swap contracts, which had a notional value of $500 million, we paid €450 million ($506 million at the expiry spot rate) to our counterparties and received $500 million from our counterparties. The $6 million loss is reflected in foreign currency translation adjustments in Accumulated other comprehensive loss. Cash flows from the settlement of these basis swap contracts are reported in Cash flows from investing activities in the Consolidated Statements of Cash Flows.

There was no ineffectiveness recorded during the three and nine months ended September 30, 2016 and 2015 related to these basis swaps.

The following table summarizes the notional and fair value of our basis swaps outstanding:

	September 30, 2016		December 31, 2015
Millions of dollars	Notional Value	Fair Value Liabilities	Notional Value	Fair Value Assets
Basis swaps expiring in 2016	$—	$—	$500	$10
Basis swaps expiring in 2017	305	(2)	305	6
Basis swaps expiring in 2018	139	(1)	139	2

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

There was no ineffectiveness recorded for this hedging relationship in the three and nine months ended September 30, 2016.

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

There was no ineffectiveness recorded during the three and nine months ended September 30, 2016 and the year ended December 31, 2015.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes our cross-currency swaps outstanding:

			September 30, 2016		December 31, 2015
Millions of dollars, except expiration date and rates	Expiration Date	Average Interest Rate	Notional Value	Fair Value	Notional Value	Fair Value
Pay Euro	2021	4.55%	$1,000	$117	$1,000	$141
Receive U.S. dollars		6.00%

Pay Euro	2024	4.37%	1,000	113	1,000	145
Receive U.S. dollars		5.75%

Pay Euro	2027	3.69%	300	(5)	300	14
Receive U.S. dollars		5.49%

Forward-Starting Interest Rate Swaps—In March 2015, we entered into forward-starting interest rate swaps to mitigate the risk of adverse changes in the benchmark interest rates on the anticipated refinancing of our senior notes due 2019. These interest rate swaps will be terminated upon debt issuance. The total notional amount of these forward-starting interest rate swaps was $1,000 million at September 30, 2016. The ineffectiveness recorded for this hedging relationship were losses of less than $1 million and $1 million during the three and nine months ended September 30, 2016, respectively, and losses of less than $1 million during each of the three and nine months ended September 30, 2015.

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

We elected to designate these forward-starting interest rate swaps as cash flow hedges. The effective portion of the gain or loss is recorded in Accumulated other comprehensive loss. In periods where the hedging relationship is deemed ineffective, the ineffective portion of the changes in the fair value will be recorded as Interest expense in the Consolidated Statements of Income.

We use a regression analysis approach under the hypothetical derivative method to assess both prospective and retrospective hedge effectiveness. We use the dollar-offset method under the hypothetical derivative method to measure hedge ineffectiveness.

There was no settlement of our forward-starting swap agreements during the three and nine months ended September 30, 2016. We recognized a gain of $15 million in Accumulated other comprehensive loss related to the settlement of our forward-starting interest rate swap agreements in 2015. The related deferred gains and losses recognized in Accumulated other comprehensive loss are amortized to interest expense over the original term of the related swaps using the effective interest method.

As of September 30, 2016, less than $1 million (on a pretax basis) is scheduled to be reclassified as an increase to interest expense over the next twelve months.

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

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Changes in the fair value of the derivatives and changes in the value of the hedged items based on changes in the benchmark interest rate are recorded as Interest expense in our Consolidated Statements of Income. We evaluate the effectiveness of the hedging relationship periodically and calculate the changes in the fair value of the derivatives and the underlying hedged items separately. We recognized a net loss of $8 million and a net gain of $26 million for the three and nine months ended September 30, 2016, respectively, and net gains of $10 million and $32 million for the three and nine months ended September 30, 2015, respectively, related to the ineffectiveness of our hedging relationships.

At September 30, 2016, we had outstanding interest rate swap agreements with notional amounts of $2,000 million, maturing on April 15, 2019.

Investments in marketable securities—Our investments in marketable securities are reflected in the following table.

	September 30,	December 31,
Millions of dollars	2016	2015
Short-term investments:
Available-for-sale securities, at fair value	$1,014	$1,064
Held-to-maturity securities, at cost	76	—

Total	$1,090	$1,064

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the amortized cost, gross unrealized gains and losses, and fair value of our available-for-sale and held-to maturity securities that are outstanding as of September 30, 2016 and December 31, 2015. Refer to Note 8 for additional information regarding the fair value of available-for-sale and held-to maturity securities.

	September 30, 2016
		Gross	Gross
		Unrealized	Unrealized	Fair
Millions of dollars	Cost	Gains	Losses	Value
Available-for-sale securities:
Commercial paper	$246	$—	$—	$246
Bonds	73	—	—	73
Certificates of deposit	359	1	—	360
Limited partnership investments	350	—	(15)	335

Total available-for-sale securities	$1,028	$1	$(15)	$1,014

Held-to-maturity securities:
Time deposits	$76	$—	$—	$76

	December 31, 2015
		Gross	Gross
		Unrealized	Unrealized	Fair
Millions of dollars	Cost	Gains	Losses	Value
Available-for-sale securities:
Commercial paper	$329	$—	$—	$329
Bonds	175	—	—	175
Certificates of deposit	215	—	—	215
Limited partnership investments	350	—	(5)	345

Total available-for-sale securities	$1,069	$—	$(5)	$1,064

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

No losses related to other-than-temporary impairments of our available-for-sale and held-to-maturity investments have been recorded in Accumulated other comprehensive loss during the three and nine months ended September 30, 2016 and the year ended December 31, 2015.

As of September 30, 2016, our available-for-sale securities had the following maturities: commercial paper securities held by the Company had maturities between four and nine months; bonds had maturities between two and twenty eight months; certificates of deposit mature between four and eighteen months; and limited partnership investments mature between one and three months. Our time deposits classified as held-to-maturity securities had maturities between six and nine months.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The proceeds from maturities and sales of our available-for-sale securities during the three and nine months ended September 30, 2016 and 2015 are summarized in the following table.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions of dollars	2016	2015	2016	2015
Proceeds from maturities of securities	$8	$622	$665	$1,437
Proceeds from sales of securities	—	19	—	201

No gain or loss was realized in connection with the sales of our available-for-sale securities during the three and nine months ended September 30, 2016. We recognized realized gains of less than $1 million in connection with the sale of these securities during both the three and nine months ended September 30, 2015.

The specific identification method was used to identify the cost of the securities sold and the amounts reclassified out of Accumulated other comprehensive income into earnings.

During the three months ended September 30, 2016, we had no sales or maturities of our held-to-maturity securities; and we had no transfers of investments classified as held-to-maturity to available-for-sale.

The following table summarizes the fair value and unrealized losses related to available-for-sale and held-to-maturity securities that were in a continuous unrealized loss position for less than and greater than twelve months as of September 30, 2016 and December 31, 2015.

	September 30, 2016
	Less than 12 months		Greater than 12 months
	Fair	Unrealized	Fair	Unrealized
Millions of dollars	Value	Loss	Value	Loss
Available-for-sale securities:
Bonds	$6	$—	$—	$—
Limited partnership investments	335	(15)	—	—

Total available-for-sale securities	$341	$(15)	$—	$—

	December 31, 2015
	Less than 12 months		Greater than 12 months
	Fair	Unrealized	Fair	Unrealized
Millions of dollars	Value	Loss	Value	Loss
Available-for-sale securities:
Bonds	$46	$—	$35	$—
Certificates of deposit	150	—	—	—
Limited partnership investments	345	(5)	—	—

Total available-for-sale securities	$541	$(5)	$35	$—

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Instruments—The following table summarizes financial instruments outstanding as of September 30, 2016 and December 31, 2015 that are measured at fair value on a recurring basis. Refer to Note 8 for additional information regarding the fair value of financial instruments.

		September 30, 2016		December 31, 2015
Millions of dollars	Balance Sheet Classification	Notional Amount	Fair Value	Notional Amount	Fair Value
Assets–
Derivatives designated as net investment hedges:
Basis swaps	Prepaid expenses and other current assets	$—	$—	$500	$10
Basis swaps	Other assets	—	—	444	8

Derivatives designated as cash flow hedges:
Cross-currency swaps	Other assets	2,000	213	2,300	291
Cross-currency swaps	Prepaid expenses and other current assets	—	17	—	9
Forward-starting interest rate swaps	Other assets	—	—	600	8

Derivatives designated as fair value hedges:
Fixed-for-floating interest rate swaps	Other assets	2,000	35	2,000	19
Fixed-for-floating interest rate swaps	Prepaid expenses and other current assets	—	10	—	6

Derivatives not designated as hedges:
Commodities	Prepaid expenses and other current assets	79	3	73	8
Embedded derivatives	Prepaid expenses and other current assets	14	—	42	4
Foreign currency	Prepaid expenses and other current assets	248	1	105	1

Non-derivatives:
Available-for-sale securities	Short-term investments	1,026	1,014	1,073	1,064

		$5,367	$1,293	$7,137	$1,428

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

		September 30, 2016		December 31, 2015
Millions of dollars	Balance Sheet Classification	Notional Amount	Fair Value	Notional Amount	Fair Value
Liabilities–
Derivatives designated as net investment hedges:
Basis swaps	Accrued liabilities	$305	$2	$—	$—
	Other liabilities	139	1	—	—
Forward exchange contracts	Accrued liabilities	—	—	795	24

Derivatives designated as cash flow hedges:
Cross-currency swaps	Other liabilities	300	5	—	—
Forward-starting interest rate swaps	Other liabilities	1,000	174	400	6

Derivatives not designated as hedges:
Commodities	Accrued liabilities	40	2	67	2
Embedded derivatives	Accrued liabilities	104	27	21	—
Foreign currency	Accrued liabilities	33	—	75	3

Non-derivatives:
Performance share awards	Accrued liabilities	17	17	23	23
Performance share awards	Other liabilities	17	17	17	17

		$1,955	$245	$1,398	$75

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the pretax effect of derivative instruments charged directly to income.

	Effect of Financial Instruments
	Three Months Ended September 30, 2016
Millions of dollars	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI to Income	Additional Gain (Loss) Recognized in Income	Income Statement Classification
Derivatives designated as net investment hedges:
Basis swaps	$(4)	$—	$—	Other income, net

Derivatives designated as cash-flow hedges:
Cross-currency swaps	(48)	5	—	Other income, net
Forward-starting interest rate swaps	(21)	—	—	Interest expense

Derivatives designated as fair value hedges:
Fixed-for-floating interest rate swaps	—	—	(12)	Interest expense

Derivatives not designated as hedges:
Commodities	—	—	(4)	Sales and other operating revenues
Commodities	—	—	4	Cost of sales
Embedded derivatives	—	—	(9)	Cost of sales
Foreign currency	—	—	1	Other income, net

Non-derivatives designated as net investment hedges:
Euro notes payable	(2)	—	—	Other income, net

	$(75)	$5	$(20)

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended September 30, 2015
Millions of dollars	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI to Income	Additional Gain (Loss) Recognized in Income	Income Statement Classification
Derivatives designated as net investment hedges:
Basis swaps	$(10)	$—	$—	Other income, net

Derivatives designated as cash-flow hedges:
Cross-currency swaps	32	5	—	Other income, net
Forward-starting interest rate swaps	(68)	—	(1)	Interest expense

Derivatives designated as fair value hedges:
Fixed-for-floating interest rate swaps	—	—	31	Interest expense

Derivatives not designated as hedges:
Commodities	—	—	(12)	Sales and other operating revenues
Commodities	—	—	11	Cost of sales
Embedded derivatives	—	—	3	Cost of sales
Foreign currency	—	—	(4)	Other income, net

	$(46)	$5	$28

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Effect of Financial Instruments
	Nine Months Ended September 30, 2016
Millions of dollars	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI to Income	Additional Gain (Loss) Recognized in Income	Income Statement Classification
Derivatives designated as net investment hedges:
Basis swaps	$(21)	$—	$—	Other income, net
Forward exchange contracts	(30)	—	—	Other income, net

Derivatives designated as cash-flow hedges:
Cross-currency swaps	(83)	52	—	Other income, net
Forward-starting interest rate swaps	(175)	—	(1)	Interest expense

Derivatives designated as fair value hedges:
Fixed-for-floating interest rate swaps	—	—	32	Interest expense

Derivatives not designated as hedges:
Commodities	—	—	6	Sales and other operating revenues
Commodities	—	—	2	Cost of sales
Embedded derivatives	—	—	(29)	Cost of sales
Foreign currency	—	—	13	Other income, net

Non-derivatives designated as net investment hedges:
Euro notes payable	12	—	—	Other income, net

	$(297)	$52	$23

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Nine Months Ended September 30, 2015
Millions of dollars	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI to Income	Additional Gain (Loss) Recognized in Income	Income Statement Classification
Derivatives designated as net investment hedges:
Basis swaps	$(10)	$—	$—	Other income, net

Derivatives designated as cash-flow hedges:
Cross-currency swaps	229	(148)	—	Other income, net
Forward-starting interest rate swaps	12	—	—	Interest expense

Derivatives designated as fair value hedges:
Fixed-for-floating interest rate swaps	—	—	56	Interest expense

Derivatives not designated as hedges:
Commodities	—	—	(3)	Sales and other operating revenues
Commodities	—	—	20	Cost of sales
Embedded derivatives	—	—	10	Cost of sales
Foreign currency	—	—	(63)	Other income, net

	$231	$(148)	$20

The pretax effect of the gains (losses) recognized in income for our fixed-for-floating interest rate swaps includes the net value of interest accrued during the three and nine months ended September 30, 2016 of $6 million and $17 million, respectively and during the three and nine months ended September 30, 2015 of $7 million and $22 million, respectively.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	Fair Value Measurement

The following table presents the financial instruments outstanding as of September 30, 2016 and December 31, 2015 that are measured at fair value on a recurring basis.

	September 30, 2016
Millions of dollars	Fair Value	Level 1	Level 2	Level 3
Assets–
Derivatives:
Cross-currency swaps	230	—	230	—
Fixed-for-floating interest rate swaps	45	—	45	—
Commodities	3	3	—	—
Foreign currency	1	—	1	—
Non-derivatives:
Available-for-sale securities	679	—	679	—
Available-for-sale securities measured at net asset value*	335	—	—	—

	$1,293	$3	$955	$—

Liabilities–
Derivatives:
Basis swaps	$3	$—	$3	$—
Cross-currency swaps	5	—	5	—
Forward-starting interest rate swaps	174	—	174	—
Commodities	2	2	—	—
Embedded derivatives	27	—	27	—
Non-derivatives:
Performance share awards	34	34	—	—

	$245	$36	$209	$—

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2015
Millions of dollars	Fair Value	Level 1	Level 2	Level 3
Assets–
Derivatives:
Basis swaps	$18	$—	$18	$—
Cross-currency swaps	300	—	300	—
Forward-starting interest rate swaps	8	—	8	—
Fixed-for-floating interest rate swaps	25	—	25	—
Commodities	8	8	—	—
Embedded derivatives	4	—	4	—
Foreign currency	1	—	1	—
Non-derivatives:
Available-for-sale securities	719	—	719	—
Available-for-sale securities measured at net asset value*	345	—	—	—

	$1,428	$8	$1,075	$—

Liabilities–
Derivatives:
Forward exchange contracts	$24	$—	$24	$—
Forward-starting interest rate swaps	6	—	6	—
Commodities	2	—	2	—
Foreign currency	3	—	3	—
Non-derivatives:
Performance share awards	40	40	—	—

	$75	$40	$35	$—

*	In accordance with Fair Measurement Topic 820, Subtopic 10, certain investments measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The amounts presented in this table are intended to facilitate reconciliation to the Consolidated Balance Sheets.

There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2016 and the year ended December 31, 2015.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the carrying value and estimated fair value of our financial instruments that are not measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015. Short-term loans receivable, which represent our repurchase agreements, and short-term and long-term debt, are recorded at amortized cost in the Consolidated Balance Sheets. The carrying and fair values of short-term and long-term debt exclude capital leases.

	September 30, 2016
Millions of dollars	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Non-derivatives:
Assets:
Short-term loans receivable	$296	$296	$—	$296	$—
Liabilities:
Short-term debt	$117	$145	$—	$145	$—
Long-term debt	8,461	9,547	—	9,545	2

Total	$8,578	$9,692	$—	$9,690	$2

	December 31, 2015
Millions of dollars	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Non-derivatives:
Assets:
Short-term loans receivable	$289	$289	$—	$289	$—
Long-term loans receivable	98	98	—	98	—

Total	$387	$387	$—	$387	$—

Liabilities:
Short-term debt	$26	$23	$—	$23	$—
Long-term debt	7,671	8,034	—	8,032	2

Total	$7,697	$8,057	$—	$8,055	$2

The fair value of all non-derivative financial instruments included in Current assets described below, Current liabilities, including Short-term debt excluding precious metal financings, and Accounts payable; approximates the applicable carrying value due to the short maturity of those instruments. Current assets include Cash and cash equivalents, Restricted cash, held-to-maturity time deposits and Accounts receivable.

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

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.	Pension and Other Postretirement Benefits

Net periodic pension benefits included the following cost components for the periods presented:

	U.S. Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2016	2015	2016	2015
Service cost	$11	$11	$33	$33
Interest cost	22	21	66	64
Expected return on plan assets	(34)	(37)	(104)	(110)
Actuarial and investment loss amortization	5	3	15	9

Net periodic benefit costs (credits)	$4	$(2)	$10	$(4)

	Non-U.S. Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2016	2015	2016	2015
Service cost	$8	$8	$24	$25
Interest cost	8	8	24	28
Expected return on plan assets	(6)	(6)	(18)	(19)
Prior service cost amortization	—	1	—	2
Actuarial and investment loss amortization	2	1	6	5

Net periodic benefit costs	$12	$12	$36	$41

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net periodic other postretirement benefits included the following cost components for the periods presented:

	U.S. Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2016	2015	2016	2015
Service cost	$—	$1	$2	$3
Interest cost	3	3	9	10
Actuarial loss amortization	—	1	—	2

Net periodic benefit costs	$3	$5	$11	$15

	Non-U.S. Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2016	2015	2016	2015
Service cost	$—	$—	$1	$—
Interest cost	—	—	1	1
Actuarial loss amortization	1	1	2	3

Net periodic benefit costs	$1	$1	$4	$4

The total net periodic cost of our pension and other postretirement benefit plans were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2016	2015	2016	2015
Pension plans	$16	$10	$46	$37
Other postretirement benefit plans	4	6	15	19

Net periodic benefit costs	$20	$16	$61	$56

10.	Income Taxes

Our effective income tax rate for the third quarter of 2016 was 25.4% compared with 29.1% for the third quarter of 2015. For the first nine months of 2016, the effective income tax rate was 26.4% compared with 28.5% for the first nine months of 2015. Our effective tax rate fluctuates based on, among other factors, changes in pretax income in countries with varying statutory tax rates, the U.S. domestic production activity deduction, changes in valuation allowances and changes in unrecognized tax benefits associated with uncertain tax positions.

Compared with the third quarter of 2015, the lower effective tax rate for the third quarter of 2016 was primarily attributable to an increase in exempt income, changes in pretax income in countries with varying statutory tax rates, and changes in return to accrual adjustments, partially offset by a decrease in the U.S. domestic production activity deduction. Compared with the first nine months of 2015, the lower effective tax rate for the first nine months of 2016 was primarily attributable to an increase in exempt income, the impact of a change in tax law on our deferred tax liabilities, and changes in pretax income in countries with varying statutory tax rates, partially offset by adjustments to our deferred tax liabilities and an increase in foreign exchange gains.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A portion of the Company’s interest income from internal financing is either untaxed or taxed at rates substantially lower than the U.S. statutory rate. In September, 2016, the UK enacted provisions (the so called “anti-hybrid provisions”), effective for years beginning January 1, 2017, that will impact our internal financing structure. In addition, in October, 2016 the U.S. Treasury issued final Section 385 debt-equity regulations that may also impact our internal financings. We are currently evaluating the impacts of both these measures, but, currently do not believe that they will have a material effect on our Consolidated Financial Statements.

We monitor income tax developments (including, for example, the European Union’s state aid investigations) in countries where we conduct business. New or proposed changes to tax laws could affect our tax liabilities in the future.

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

Environmental Remediation—Our accrued liability for future environmental remediation costs at current and former plant sites and other remediation sites totaled $105 million and $106 million as of September 30, 2016 and December 31, 2015, respectively. At September 30, 2016, the accrued liabilities for individual sites range from less than $1 million to $22 million. The remediation expenditures are expected to occur over a number of years, and not to be concentrated in any single year. In our opinion, it is reasonably possible that losses in excess of the liabilities recorded may have been incurred. However, we cannot estimate any amount or range of such possible additional losses. New information about sites, new technology or future developments such as involvement in investigations by regulatory agencies, could require us to reassess our potential exposure related to environmental matters.

The following table summarizes the activity in our accrued environmental liability included in “Accrued liabilities” and “Other liabilities:

	Nine Months Ended September 30,
Millions of dollars	2016	2015
Beginning balance	$106	$106
Additional provision	3	6
Changes in estimates	10	(3)
Amounts paid	(16)	(6)
Foreign exchange effects	2	(6)

Ending balance	$105	$97

Access Indemnity Demand—In December 2010, one of our subsidiaries received demand letters from affiliates of Access Industries (collectively, “Access Entities”), a more than five percent shareholder of the Company, demanding indemnity for losses, including attorney’s fees and expenses, arising out of a pending lawsuit styled Edward S. Weisfelner, as Litigation Trustee of the LB Litigation Trust v. Leonard Blavatnik, et al., Adversary Proceeding No. 09-1375 (REG), in the United States Bankruptcy Court, Southern District of New York. In the

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Weisfelner lawsuit, the plaintiffs seek to recover from Access the return of all amounts earned by the Access Entities related to their purchase of shares of Lyondell Chemical prior to its acquisition by Basell AF S.C.A.; distributions by Basell AF S.C.A. to its shareholders before it acquired Lyondell Chemical; and management and transaction fees and expenses. A trial began in October 2016 and is currently ongoing.

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

Indemnification—We are parties to various indemnification arrangements, including arrangements entered into in connection with acquisitions, divestitures and the formation and dissolution of joint ventures. Pursuant to these arrangements, we provide indemnification to and/or receive indemnification from other parties in connection with liabilities that may arise in connection with the transactions and in connection with activities prior to completion of the transactions. These indemnification arrangements typically include provisions pertaining to third party claims relating to environmental and tax matters and various types of litigation. As of September 30, 2016, we had not accrued any significant amounts for our indemnification obligations, and we are not aware of other circumstances that would likely lead to significant future indemnification obligations. We cannot determine with certainty the potential amount of future payments under the indemnification arrangements until events arise that would trigger a liability under the arrangements.

As part of our technology licensing contracts, we give indemnifications to our licensees for liabilities arising from possible patent infringement claims with respect to certain proprietary licensed technologies. Such indemnifications have a stated maximum amount and generally cover a period of five to ten years.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.	Stockholders’ Equity

Dividend distributions—The following table summarizes the dividends paid in the periods presented:

Millions of dollars, except per share amounts	Dividend Per Ordinary Share	Aggregate Dividends Paid	Date of Record
March	$0.78	$336	February 29, 2016
June	0.85	362	May 24, 2016
September	0.85	351	August 16, 2016

	$2.48	$1,049

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

	Nine Months Ended September 30, 2016
Millions of dollars, except shares and per share amounts	Shares Repurchased	Average Purchase Price	Total Purchase Price, Including Commissions
May 2015 Share Repurchase Program	15,302,707	$80.15	$1,226
May 2016 Share Repurchase Program	16,091,214	77.73	1,251

	31,393,921	$78.91	$2,477

	Nine Months Ended September 30, 2015
Millions of dollars, except shares and per share amounts	Shares Repurchased	Average Purchase Price	Total Purchase Price, Including Commissions
April 2014 Share Repurchase Program	19,892,101	$86.40	$1,719
May 2015 Share Repurchase Program	19,214,553	89.80	1,725

	39,106,654	$88.07	$3,444

Due to the timing of settlements, total cash paid for share repurchases for the nine months ended September 30, 2016 and 2015 was $2,501 million and $3,436 million, respectively.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Ordinary Shares—The changes in the outstanding amounts of ordinary shares are as follows:

	Nine Months Ended September 30,
	2016	2015
Ordinary shares outstanding:
Beginning balance	440,150,069	486,969,402
Share-based compensation	338,103	4,955,719
Warrants exercised	200	1,802
Employee stock purchase plan	71,108	24,689
Purchase of ordinary shares	(31,393,921)	(39,106,654)

Ending balance	409,165,559	452,844,958

Treasury Shares—The changes in the amounts of treasury shares held by the Company are as follows:

	Nine Months Ended September 30,
	2016	2015
Ordinary shares held as treasury shares:
Beginning balance	138,285,201	91,463,729
Share-based compensation	(338,103)	(4,955,719)
Warrants exercised	—	150
Employee stock purchase plan	(71,108)	(24,689)
Purchase of ordinary shares	31,393,921	39,106,654

Ending balance	169,269,911	125,590,125

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accumulated Other Comprehensive Income (Loss)—The components of, and after-tax changes in, Accumulated other comprehensive income (loss) as of and for the nine months ended September 30, 2016 and 2015 are presented in the following table:

Millions of dollars	Financial Derivatives	Net Unrealized Holding Gains on Investments Net of Tax	Defined Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustments	Total
Balance – January 1, 2016	$(79)	$(5)	$(428)	$(926)	$(1,438)
Other comprehensive income (loss) before reclassifications	(201)	(7)	—	80	(128)
Amounts reclassified from accumulated other comprehensive loss	52	—	15	7	74

Net other comprehensive income (loss)	(149)	(7)	15	87	(54)

Balance – September 30, 2016	$(228)	$(12)	$(413)	$(839)	$(1,492)

Balance – January 1, 2015	$(80)	$—	$(449)	$(497)	$(1,026)
Other comprehensive income (loss) before reclassifications	185	(1)	—	(406)	(222)
Amounts reclassified from accumulated other comprehensive income	(148)	—	15	—	(133)

Net other comprehensive income (loss)	37	(1)	15	(406)	(355)

Balance – September 30, 2015	$(43)	$(1)	$(434)	$(903)	$(1,381)

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amounts reclassified out of each component of Accumulated other comprehensive income (loss) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected line item on the Consolidated Statements of Income
Millions of dollars	2016	2015	2016	2015
Reclassification adjustments for:
Financial derivatives	$5	$5	$52	$(148)	Other income, net
Defined pension and other postretirement benefit plan items:
Amortization of:
Prior service cost	$1	$1	$1	$2
Actuarial loss	8	6	23	19
Foreign currency translation	7	—	7	—	Other income, net

Reclassifications, before tax	21	12	83	(127)
Income tax expense	4	2	9	6	Provision for income taxes

Amounts reclassified out of Accumulated other comprehensive income (loss)	$17	$10	$74	$(133)

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

Earnings per share data and dividends declared per share of common stock are as follows:

	Three Months Ended September 30,
	2016		2015
Millions of dollars	Continuing Operations	Discontinued Operations	Continuing Operations	Discontinued Operations
Net income (loss)	$955	$(2)	$1,189	$(3)
Less: net loss attributable to non-controlling interests	(1)	—	(1)	—

Net income (loss) attributable to the Company shareholders	954	(2)	1,188	(3)
Net income attributable to participating securities	(1)	—	(1)	—

Net income (loss) attributable to ordinary shareholders –basic and diluted	$953	$(2)	$1,187	$(3)

Millions of shares, except per share amounts
Basic weighted average common stock outstanding	413	413	462	462
Effect of dilutive securities:
Stock options	—	—	—	—
QPA and PSU awards	1	1	1	1

Potential dilutive shares	414	414	463	463

Earnings (loss) per share:
Basic	$2.31	$(0.01)	$2.57	$(0.01)

Diluted	$2.31	$(0.01)	$2.55	$(0.01)

Millions of shares
Participating securities	0.4	0.4	0.4	0.4

Dividends declared per share of common stock	$0.85	$—	$0.78	$—

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Nine Months Ended September 30,
	2016		2015
Millions of dollars	Continuing Operations	Discontinued Operations	Continuing Operations	Discontinued Operations
Net income (loss)	$3,077	$(3)	$3,682	$(3)
Less: net (income) loss attributable to non-controlling interests	(1)	—	2	—

Net income (loss) attributable to the Company shareholders	3,076	(3)	3,684	(3)
Net income attributable to participating securities	(3)	—	(7)	—

Net income (loss) attributable to ordinary shareholders – basic and diluted	$3,073	$(3)	$3,677	$(3)

Millions of shares, except per share amounts
Basic weighted average common stock outstanding	423	423	471	471
Effect of dilutive securities:
Stock options	—	—	1	1
QPA and PSU awards	1	1	1	1

Potential dilutive shares	424	424	473	473

Earnings (loss) per share:
Basic	$7.26	$(0.01)	$7.81	$(0.01)

Diluted	$7.24	$(0.01)	$7.78	$(0.01)

Millions of shares
Participating securities	0.4	0.4	0.4	0.4

Dividends declared per share of common stock	$2.48	$—	$2.26	$—

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.	Segment and Related Information

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

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized financial information concerning reportable segments is shown in the following table for the periods presented:

	Three Months Ended September 30, 2016
Millions of dollars	O&P– Americas	O&P– EAI	I&D	Refining	Technology	Other	Total
Sales and other operating revenues:
Customers	$1,740	$2,585	$1,769	$1,192	$80	$(1)	$7,365
Intersegment	602	49	36	138	22	(847)	—

	2,342	2,634	1,805	1,330	102	(848)	7,365

Income from equity investments	12	67	2	—	—	—	81
EBITDA	682	584	304	(10)	45	1	1,606

	Three Months Ended September 30, 2015
Millions of dollars	O&P– Americas	O&P– EAI	I&D	Refining	Technology	Other	Total
Sales and other operating revenues:
Customers	$1,838	$2,874	$1,989	$1,559	$74	$—	$8,334
Intersegment	678	58	50	134	26	(946)	—

	2,516	2,932	2,039	1,693	100	(946)	8,334

Income from equity investments	12	79	2	—	—	—	93
EBITDA	841	549	460	93	45	13	2,001

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Nine Months Ended September 30, 2016
Millions of dollars	O&P – Americas	O&P – EAI	I&D	Refining	Technology	Other	Total
Sales and other operating revenues:
Customers	$4,978	$7,805	$5,186	$3,179	$288	$—	$21,436
Intersegment	1,690	128	90	395	75	(2,378)	—

	6,668	7,933	5,276	3,574	363	(2,378)	21,436

Income from equity investments	54	232	3	—	—	—	289
EBITDA	2,314	1,669	1,027	(9)	201	(6)	5,196

	Nine Months Ended September 30, 2015
Millions of dollars	O&P – Americas	O&P – EAI	I&D	Refining	Technology	Other	Total
Sales and other operating revenues:
Customers	$5,668	$8,748	$5,981	$4,998	$269	$—	$25,664
Intersegment	2,078	156	135	404	74	(2,847)	—

	7,746	8,904	6,116	5,402	343	(2,847)	25,664

Income from equity investments	27	215	10	—	—	—	252
EBITDA	2,886	1,398	1,263	401	178	13	6,139

In the first nine months of 2016, our O&P–Americas and O&P–EAI segments’ results benefited from gains of $57 million and $21 million, respectively, related to the sale of our wholly owned subsidiary, Petroken Petroquimica Ensenada S.A.

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

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of EBITDA to Income from continuing operations before income taxes is shown in the following table for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2016	2015	2016	2015
EBITDA:
Total segment EBITDA	$1,605	$1,988	$5,202	$6,126
Other EBITDA	1	13	(6)	13
Less:
Depreciation and amortization expense	(257)	(248)	(791)	(782)
Interest expense	(72)	(85)	(237)	(233)
Add:
Interest income	4	8	13	26

Income from continuing operations before income taxes	$1,281	$1,676	$4,181	$5,150

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

The strong contribution of our O&P-EAI segment in the third quarter and first nine months of 2016 has demonstrated the geographic balance within our portfolio. This has been significant, as our O&P–Americas segment results have been negatively impacted by a heavy planned maintenance schedule when both regions have experienced strong polyolefin demand. Results for our Refining segment in the third quarter and first nine months of 2016 were significantly reduced by the impacts of planned and unplanned outages.

Significant items that affected our results during the third quarter and first nine months of 2016 relative to the third quarter and first nine months of 2015 include:

•	Lower ethylene and polyethylene production in O&P–Americas in both 2016 periods due to turnaround activity. Lower olefins and polyethylene margins contributed to a significant decline in results for both 2016 periods relative to the prior year periods. For the first nine months of 2016, these declines were offset in part by improved polypropylene results;

•	Improved European polyolefins results in O&P–EAI due to higher product spreads over ethylene and propylene feedstock prices, partially offset by a decline in olefin results stemming from lower margins;

•	Lower margins for our I&D segment products due mainly to weaker gasoline-related product prices and increased industry supply of certain products, partly offset by higher volumes in most businesses; and

•	Refining industry margin declines and a significant reduction in throughput due to planned maintenance in the first quarter and from several unplanned outages, including a coker unit fire early in the second quarter, downtime at crude units in both periods and several utility supply disruptions during the third quarter of 2016.

Other noteworthy items since the beginning of the year include the following:

•	Increase of our interim dividend in May 2016 from $0.78 to $0.85;

•	Repurchases of approximately 10 million and 31 million of our outstanding ordinary shares during the third quarter and first nine months of 2016;

•	Increases of our revolving credit facility and commercial paper program from $2,000 million to $2,500 million in June 2016;

•	The issuance of €750 million of 1.875% guaranteed notes due 2022 in March 2016; and

•	The sale of our wholly owned Argentine subsidiary for $184 million in February, 2016, with net cash proceeds of $137 million.

Results of operations for the periods discussed are presented in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2016	2015	2016	2015
Sales and other operating revenues	$7,365	$8,334	$21,436	$25,664
Cost of sales	5,903	6,465	16,771	19,891
Selling, general and administrative expenses	188	194	580	627
Research and development expenses	25	25	73	76

Operating income	1,249	1,650	4,012	5,070
Interest expense	(72)	(85)	(237)	(233)
Interest income	4	8	13	26
Other income, net	19	10	104	35
Income from equity investments	81	93	289	252
Provision for income taxes	326	487	1,104	1,468

Income from continuing operations	955	1,189	3,077	3,682
Income (loss) from discontinued operations, net of tax	(2)	(3)	(3)	(3)

Net income	$953	$1,186	$3,074	$3,679

RESULTS OF OPERATIONS

Revenues—Revenues decreased by $969 million, or 12%, in the third quarter of 2016 compared to the third quarter of 2015 and by $4,228 million, or 16%, in the first nine months of 2016 compared to the first nine months of 2015.

In the third quarter and first nine months of 2016, lower average sales prices driven by decreases in the prices of crude oil and other feedstocks led to revenue declines of 11% and 14%, respectively. Revenue declines of 1% and 2% in the third quarter and first nine months of 2016, respectively, were driven primarily by lower sales volumes in our Refining segment due to turnaround activities and unplanned outages. These declines were partially offset by higher volumes in our I&D segment in both 2016 periods.

Cost of Sales—Cost of sales decreased by $562 million, or 9%, and $3,120 million, or 16%, in the third quarter and first nine months of 2016 compared to the third quarter and first nine months of 2015, respectively, primarily due to the decline in feedstock and energy costs.

Cost of sales in the third quarter and first nine months of 2015 included net non-cash LCM inventory valuation charges in all of our segments except for the Technology segment totaling $181 million and $264 million, respectively. In addition, Cost of sales for the first nine months of 2015 included amortization of $35 million associated with the expiration of emission allowance credits in our Refining and I&D segments.

SG&A Expenses—Selling, general and administrative expenses (“SG&A”) declined by $6 million and $47 million in the third quarter and first nine months of 2016 relative to the prior year periods due to lower compensation related expenses.

Operating Income—Operating income decreased by $401 million in the third quarter of 2016 compared to the third quarter of 2015 and by $1,058 million in the first nine months of 2016 compared to the first nine months of 2015.

Operating income in the third quarter and first nine months of 2015 include LCM inventory valuation charges of $181 million and $264 million, respectively. Operating income for the first nine months of 2015 also included the negative impact of the $35 million of emission credit allowances amortization discussed above.

Absent these items, operating income was lower by $582 million and $1,357 million in the third quarter and first nine months of 2016, respectively, compared to the same periods in 2015. The results of our O&P–Americas, I&D and Refining segments, which declined in the third quarter by $237 million, $209 million and $158 million, respectively, and in the first nine months of 2016 by $760 million, $364 million and $467 million, respectively, were the main drivers of the lower operating income. These negative impacts were offset in part by improvements in our O&P–EAI segment in the third quarter and first nine months of 2016. Results for each of our business segments are discussed further in the “Segment Analysis” section below.

Interest Expense—Interest expense in the third quarter of 2016 decreased by $13 million compared to the third quarter of 2015 and increased by $4 million over the first nine months of 2015.

Debt issuances in March 2016 and 2015 of our 1.875% guaranteed notes due 2022 in March 2016 and our 4.625% senior notes due 2055 in March 2015 as well as reduced benefits from our fixed-for-floating interest rate swaps and cross-currency swaps resulted in higher interest expense of $6 million and $29 million in the third quarter and first nine months of 2016, respectively. For additional information related to the swaps, see Notes 6, 7 and 8. Higher capitalized interest of $14 million and $19 million in the third quarter and first nine months of 2016, respectively, more than offset the third quarter 2016 increase relative to the same period in 2015 and partially offset the increase in the first nine months of 2016. Interest expense was further reduced in the third quarter and first nine months of 2016 by lower bank fees and interest on taxes.

Other Income, Net—Other income, net of $19 and $104 million in the third quarter and first nine months of 2016 reflects increases of $9 million and $69 million, respectively, relative to the same periods in 2015. The sales of our joint venture interest in Japan and idled assets in Australia in the third quarter of 2016 resulted in gains totaling $11 million. We also recognized a $78 million gain related to the sale of our wholly owned Argentine subsidiary in the first quarter of 2016. We allocated $57 million and $21 million of this gain to our O&P–Americas and O&P–EAI segments, respectively.

Income from Equity Investments—Income from equity investments decreased by $12 million in the third quarter of 2016 compared to the third quarter of 2015 and increased by $37 million in the first nine months of 2016 compared to the first nine months of 2015.

Lower volumes attributable to unplanned outages at one of our joint ventures in Saudi Arabia led to the decline in equity income in the third quarter of 2016. The improvement in equity income in the first nine months of 2016 primarily reflects the impacts of higher volumes and spreads at our joint venture in Mexico due to strong polypropylene demand and higher margins at our joint venture in Poland.

Income Tax—Our effective income tax rate for the third quarter of 2016 was 25.4% compared with 29.1% for the third quarter of 2015. For the first nine months of 2016, the effective income tax rate was 26.4% compared with 28.5% for the first nine months of 2015. Our effective tax rate fluctuates based on, among other factors, changes in pretax income in countries with varying statutory tax rates, the U.S. domestic production activity deduction, changes in valuation allowances and changes in unrecognized tax benefits associated with uncertain tax positions.

Compared with the third quarter of 2015, the lower effective tax rate for the third quarter of 2016 was primarily attributable to an increase in exempt income (-1.9%), changes in pretax income in countries with varying statutory tax rates (-1.9%), and changes in return to accrual adjustments (-0.7%), partially offset by a decrease in the U.S. domestic production activity deduction (2.0%). Compared with the first nine months of 2015, the lower effective tax rate for the first nine months of 2016 was primarily attributable to an increase in exempt income (-1.3%), the impact of a change in tax law on our deferred tax liabilities (-1.2%), and changes in pretax income in countries with varying statutory tax rates (-1.1%), partially offset by adjustments to our deferred tax liabilities (1.7%) and an increase in foreign exchange gains (0.7%).

A portion of the Company’s interest income from internal financing is either untaxed or taxed at rates substantially lower than the U.S. statutory rate. This treatment may be prospectively impacted by potential changes in the law, including adoption of certain proposals for base erosion and profit shifting. In September, 2016, the UK enacted provisions (the so called “anti-hybrid provisions”), effective for years beginning January 1, 2017, that will impact our internal financing structure. In addition, in October, 2016, the U.S. Treasury issued final Section 385 debt-equity regulations that may also impact our internal financings. We are currently evaluating the impacts of both of these measures, but, currently do not believe that they will have a material effect on our Consolidated Financial Statements.

We monitor income tax developments (including, for example, the European Union’s state aid investigations) in countries where we conduct business. New or proposed changes to tax laws could affect our tax liabilities in the future.

Comprehensive Income—Comprehensive income decreased by $179 million and $304 million in the third quarter and first nine months of 2016 compared to the same periods in 2015. These decreases reflect lower net income and the unfavorable impacts of financial derivative adjustments. These decreases were offset in part in the third quarter and first nine months of 2016 by the favorable impact of unrealized net changes in foreign currency translation adjustments.

In the third quarter and first nine months of 2016, we had pre-tax losses of $6 million and $39 million respectively, which represent the effective portion of the unrealized losses of our financial instruments designated as net investment hedges.

In the third quarter and first nine months of 2016, the cumulative effects of our derivatives designated as cash flow hedges were losses of $69 million and $258 million, respectively. The euro strengthened against the U.S. dollar in the third quarter and first nine months of 2016 resulting in pre-tax losses of $48 million and $83 million in the third quarter and first nine months of 2016 related to our cross currency swaps.

Pre-tax gains of $5 million and of $52 million related to our cross currency swaps were reclassification adjustments included in net income in the third quarter and first nine months of 2016, respectively. Unrealized losses of $21 million and $175 million in the third quarter and first nine months of 2016 related to forward-starting interest rate swaps were driven by decreases in benchmark interest rates during those periods.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2016	2015	2016	2015
Sales and other operating revenues:
O&P–Americas segment	$2,342	$2,516	$6,668	$7,746
O&P–EAI segment	2,634	2,932	7,933	8,904
I&D segment	1,805	2,039	5,276	6,116
Refining segment	1,330	1,693	3,574	5,402
Technology segment	102	100	363	343
Other, including intersegment eliminations	(848)	(946)	(2,378)	(2,847)

Total	$7,365	$8,334	$21,436	$25,664

Operating income:
O&P–Americas segment	$582	$740	$1,935	$2,594
O&P–EAI segment	447	412	1,228	1,007
I&D segment	240	403	822	1,079
Refining segment	(56)	52	(139)	245
Technology segment	35	34	170	143
Other, including intersegment eliminations	1	9	(4)	2

Total	$1,249	$1,650	$4,012	$5,070

Depreciation and amortization:
O&P–Americas segment	$87	$87	$265	$258
O&P–EAI segment	58	54	171	163
I&D segment	62	55	201	171
Refining segment	40	41	123	155
Technology segment	10	11	31	35

Total	$257	$248	$791	$782

Income from equity investments:
O&P–Americas segment	$12	$12	$54	$27
O&P–EAI segment	67	79	232	215
I&D segment	2	2	3	10

Total	$81	$93	$289	$252

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2016	2015	2016	2015
Other income (expense), net:
O&P–Americas segment	$1	$2	$60	$7
O&P–EAI segment	12	4	38	13
I&D segment	—	—	1	3
Refining segment	6	—	7	1
Other, including intersegment eliminations	—	4	(2)	11

Total	$19	$10	$104	$35

EBITDA:
O&P–Americas segment	$682	$841	$2,314	$2,886
O&P–EAI segment	584	549	1,669	1,398
I&D segment	304	460	1,027	1,263
Refining segment	(10)	93	(9)	401
Technology segment	45	45	201	178
Other, including intersegment eliminations	1	13	(6)	13

Total	$1,606	$2,001	$5,196	$6,139

Olefins and Polyolefins–Americas Segment

Overview—EBITDA for the third quarter and first nine months of 2016 reflects lower olefins and polyethylene results, partially offset in the first nine months of 2016 by improved polypropylene results. EBITDA for the first nine months of 2016 benefited from a $57 million gain on the sale of our wholly owned Argentine subsidiary in February 2016. EBITDA for the third quarter and first nine months of 2015 included charges related to LCM inventory valuation adjustments of $79 million and $101 million, respectively. These LCM adjustments were driven by lower crude oil and heavy liquids prices and their effect on the prices of correlated products.

Ethylene Raw Materials—Production economics for the industry have favored natural gas liquids (“NGLs”) in recent years. Although the decline in oil prices significantly reduced the cost of ethylene produced from crude oil based liquids (“heavy liquids”) beginning in the latter part of 2014, NGL prices also declined and they continued to be preferred feedstocks. We produced approximately 88% of our U.S. ethylene production from NGLs during each of the third quarters and first nine months of 2016 and 2015. The following table sets forth selected financial information for the O&P–Americas segment including Income from equity investments, which is a component of EBITDA.

The following table sets forth selected financial information for the O&P–Americas segment including Income from equity investments, which is a component of EBITDA.

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2016	2015	2016	2015
Sales and other operating revenues	$2,342	$2,516	$6,668	$7,746
Income from equity investments	12	12	54	27
EBITDA	682	841	2,314	2,886

Revenues—Revenues for our O&P–Americas segment decreased by $174 million, or 7%, in the third quarter of 2016 compared to the third quarter of 2015 and by $1,078 million, or 14%, in the first nine months of 2016 compared to the nine months of 2015.

Average sales prices for olefin co-products and polyolefins declined in the third quarter of 2016 as these prices lagged improvements in underlying feedstock prices that have occurred since July. This led to a revenue decrease of 5% in the third quarter of 2016 relative to the third quarter of 2015. In the third quarter of 2016, product sales volumes were lower due to turnaround activities primarily at our Corpus Christi, Texas and Morris, Illinois facilities. These factors were responsible for a revenue decrease of 2% in the third quarter of 2016.

Average sales prices for ethylene and polyethylene declined in the first nine months of 2016, consistent with feedstock prices that are correlated to the price of crude oil, which declined relative to the first nine months of 2015. These lower average sales prices led to a revenue decrease of 14% in that period. Product sales volumes in the first nine months of 2016 were unchanged as higher olefins volume, supported by an increase in the level of purchases for resale during turnaround activities, were substantially offset by lower polyolefins volumes. The sale of our Argentine subsidiary negatively impacted polyolefin volumes in both 2016 periods.

EBITDA—EBITDA decreased by $159 million, or 19%, in the third quarter of 2016 compared to the third quarter of 2015 and by $572 million, or 20%, in the first nine months of 2016 compared to the first nine months of 2015.

In the third quarter of 2016, olefins and polyethylene volumes were lower primarily as a result of the decline in olefins production due to turnaround activities. The lower volumes were responsible for a decrease in EBITDA of 16%. Polyethylene margins declined approximately 7 cents per pound in the third quarter of 2016 due to higher ethylene feedstock costs and lower average sales price, resulting in an additional 12% decrease in EBITDA during that period. These decreases were offset in part by a 9% EBITDA increase over the prior year period related to the absence of the $79 million third quarter 2015 LCM adjustment discussed above.

Lower olefin and polyethylene margins in the first nine months of 2016 were partially offset by the impact of higher polypropylene margins. The decline in olefins margins reflected a 5 cents per pound decrease in average ethylene sales prices and an approximate 3 cents per pound increase in the cost of ethylene production driven by lower co-product prices. Polyethylene margins declined 4 cents per pound during this period as the decline in average sales prices outpaced the decline in the cost of ethylene feedstock. The improvement in polypropylene margins in the first nine months of 2016 reflects the benefits of lower propylene feedstock costs and tight market conditions. These margin impacts led to a 13% decrease in EBITDA during the first nine months of 2016. The impact of lower volumes related to lower ethylene production during our turnaround activities contributed to another 13% decline in EBITDA during that period.

These negative impacts were partially offset by a 5% increase in EBITDA related to the absence of the $101 million unfavorable LCM adjustment recognized in the prior year period and the $57 million gain on the sale of our Argentine subsidiary recognized in the first nine months of 2016. In addition, an improvement in income from our equity investments over the prior year period contributed a 1% increase to EBITDA in the first nine months of 2016.

Olefins and Polyolefins–Europe, Asia, International Segment

Overview—Higher operating results in the third quarter and first nine months of 2016 reflect higher polyolefin margins and in the third quarter of 2016, higher PP compounding results. These benefits were offset in part by lower olefins results and reductions in polyolefins volumes, primarily in Asia and International businesses.

EBITDA in the third quarter and first nine months of 2016 reflects the benefit of $11 million of gains from the sales of our joint venture in Japan and idled assets in Australia, and in the first nine months of 2016, a $21 million gain from the first quarter 2016 sale of our wholly owned Argentine subsidiary.

The following table sets forth selected financial information for the O&P–EAI segment including Income from equity investments, which is a component of EBITDA.

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2016	2015	2016	2015
Sales and other operating revenues	$2,634	$2,932	$7,933	$8,904
Income from equity investments	67	79	232	215
EBITDA	584	549	1,669	1,398

Revenues—Revenues decreased by $298 million, or 10%, in the third quarter of 2016 compared to the third quarter of 2015 and by $971 million, or 11%, in the first nine months of 2016 compared to the first nine months of 2015.

These declines in revenue are attributable to lower average sales prices in the third quarter and first nine months of 2016. Average sales prices were lower across most products as sales prices generally correlate with crude oil prices, which have declined compared to the third quarter and first nine months of 2015.

Sales volumes in the third quarter and first nine months of 2016 were relatively unchanged.

EBITDA—EBITDA increased by $35 million, or 6%, in the third quarter of 2016 compared to the third quarter of 2015 and by $271 million, or 19%, in the first nine months of 2016 compared to the first nine months of 2015.

An increase in ethylene production volume in the third quarter of 2016 due largely to the absence of turnaround activity in the same period in 2015 was partially offset by lower polyolefins sales volumes during that period, resulting in a 7% improvement in third quarter 2016 EBITDA. Lower olefins margins driven by average ethylene and propylene sales prices that declined more than feedstock costs exceeded the improvement in European polyolefins margins to reduce EBITDA by 2%.

In the first nine months of 2016, higher European polyolefins margins, offset by weaker olefin margins led to a 16% increase in EBITDA. The higher European polyolefins margins in 2016 stemmed from a strong supply/demand balance and lower feedstock costs. This margin improvement was partially offset by a 1% decrease in EBITDA due largely to lower polyolefin volumes in the first nine months of 2016.

EBITDA increased by 3% in each of the third quarter and first nine months of 2016 due to gains associated with the sales of a joint venture, idled assets and our wholly owned Argentine subsidiary and the absence of a 2015 LCM inventory valuation adjustment.

Income from our equity investments led to a 2% decrease in EBITDA in the third quarter of 2016, mainly due to lower volumes, and a 1% increase in EBITDA in the first nine months of 2016.

Intermediates and Derivatives Segment

Overview—Operating results for the third quarter and first nine months of 2016 were lower than the third quarter and first nine months of 2015, with lower margins for most products being partially offset by the impact of higher volumes.

EBITDA for the third quarter and first nine months of 2015 included unfavorable LCM inventory valuation adjustments of $46 million and $107 million, respectively, driven by the decline in market prices for many I&D products.

The following table sets forth selected financial information for the I&D segment including Income from equity investments, which is a component of EBITDA.

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2016	2015	2016	2015
Sales and other operating revenues	$1,805	$2,039	$5,276	$6,116
Income from equity investments	2	2	3	10
EBITDA	304	460	1,027	1,263

Revenues—Revenues decreased by $234 million, or 11%, in the third quarter of 2016 compared to the third quarter of 2015 and by $840 million, or 14%, in the first nine months of 2016 compared to the first nine months of 2015.

Lower average sales prices in the third quarter and first nine months of 2016 reflect the impacts of lower crude oil prices, depressed gasoline prices and the weaker value of octane additives. Additional industry supplies also negatively impacted the average sales prices for certain products during the 2016 periods. These lower sales prices were responsible for revenue decreases of 15% and 17% in the third quarter and first nine months of 2016, respectively.

Increases in sales volumes for TBA products and acetyls in the third quarter of 2016 over the corresponding 2015 period, which was negatively impacted by planned outages at our PO/TBA facility in France and acetyls facilities in Channelview, Texas were the main components of a 4% volume-related revenue increase. In the first nine months of 2016, a 3% volume-related revenue increase was driven by lower 2016 planned outages in most I&D businesses relative to the same period in 2015.

EBITDA—EBITDA decreased $156 million, or 34%, in the third quarter of 2016 compared to the third quarter of 2015 and by $236 million, or 19%, in the first nine months of 2016 compared to the first nine months of 2015.

Lower margins in all I&D businesses resulted in decreases to EBITDA of 52% and 34%, respectively, in the third quarter and first nine months of 2016. Weaker gasoline markets drove lower TBA product values relative to butane feedstock costs, and lower product prices in our PO&D and intermediate chemicals businesses were driven largely by increased industry supplies. Lower income from our equity investments in the first nine months of 2016 also resulted in a decrease of EBITDA of 1% in that period.

EBITDA increases of 8% related to higher volumes in each of the third quarter and first nine months of 2016, partially offset the decreases to EBITDA related to the margin impacts discussed above.

EBITDA in the third quarter and first nine months of 2016 also reflected increases of 10% and 8%, respectively, related to the absence of the LCM inventory valuation adjustments recognized in the 2015 comparison periods.

Refining Segment

Overview—Results for our Refining segment in the third quarter and first nine months of 2016 were significantly lower compared to the third quarter and first nine months of 2016 due to planned and unplanned production outages.

EBITDA for the third quarter and first nine months of 2015 include a $50 million non-cash LCM inventory valuation adjustment driven by a decline in crude oil prices.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2016	2015	2016	2015
Sales and other operating revenues	$1,330	$1,693	$3,574	$5,402
EBITDA	(10)	93	(9)	401

Heavy crude processing rates, thousands of barrels per day	209	249	192	248

Market margins, dollars per barrel
Light crude oil – 2-1-1	$11.46	$15.29	$10.58	$15.58
Light crude – Maya differential	7.52	7.48	8.74	7.97

Total Maya 2-1-1	$18.98	$22.77	$19.32	$23.55

Revenues—Revenues decreased by $363 million, or 21%, in the third quarter of 2016 compared to the third quarter of 2015 and by $1,828 million, or 34%, in the first nine months of 2016 compared to the first nine months of 2015.

The average per barrel price of benchmark Maya crude oil declined approximately $3.75 and $13 in the third quarter and first nine months of 2016, respectively, compared to the same periods in 2015. Major refined product prices declined due both to lower crude oil prices and to weakness relative to crude oil. For the third quarter of 2016, declines in the per barrel prices of gasoline and distillates of approximately $9 and $6, respectively, were the main factors in a 15% price-related revenue decline relative to the same period last year. A 24% price-related revenue decline in the first nine months of 2016 versus the corresponding prior year period reflected per barrel price declines of approximately $16.50 and $17.50 for gasoline and distillates, respectively.

Processing rates in the third quarter and first nine months of 2016 were lower relative to the comparable periods in 2015 due to processing limits resulting from several unplanned outages, including a coker unit fire early in the second quarter of 2016, downtime at crude units with reduced processing in both periods and several utility interruptions in the third quarter of 2016. Planned turnaround activity on a crude unit and a coker unit processing train in the first quarter of 2016 also contributed to lower throughput for the first nine months of 2016. These lower processing rates led to revenue decreases of 6% and 10% in the third quarter and first nine months of 2016.

EBITDA—EBITDA decreased by $103 million, or 111%, in the third quarter of 2016 compared to the third quarter of 2015 and by $410 million, or 102%, in the first nine months of 2016 compared to the first nine months of 2015.

Declines in refining margins in the third quarter and first nine months of 2016 led to decreases in EBITDA of 123% and 74%, respectively. The Maya 2-1-1 benchmark refining spread declined by approximately $3.75 and $4.25 per barrel in the third quarter and first nine months, respectively, relative to the third quarter and first nine months of 2015. These decreases were driven by per barrel declines of approximately $5.60 and $4.50 in gasoline spreads in the third quarter and first nine months of 2016, respectively, and by approximately $2.10 and $5.50 in diesel spreads. Wider differentials between Maya crude and light crude oils partially offset these declines in product spreads. The operating issues that drove lower crude throughput in 2016 also negatively impacted margins due to a less favorably priced crude oil mix and higher variable costs per barrel.

Lower production stemming from a reduction in average heavy crude oil processing rates relative to the corresponding periods of 2015 led to decreases in EBITDA in the third quarter and first nine months of 2016 of 42% and 41%, respectively. These reduced rates were attributable to the unplanned outages, crude unit operating limitations and planned turnaround activities discussed above.

The absence of the $50 million LCM inventory valuation adjustment recognized in the 2015 comparison periods, resulted in increases in EBITDA of 54% and 13% in the third quarter and first nine months of 2016, respectively.

Other—The Company currently is exploring its options relating to its Houston Refinery. As the Company has previously stated, we believe the Houston Refinery may be more valuable to others. To that end, we have engaged an investment bank to assist us in a process to explore our alternatives. Any sale of the Houston Refinery would be subject to the approval of our Supervisory Board and, assuming such approval is obtained, certain regulatory approvals and customary closing conditions. No decisions by our Supervisory Board with respect to a sale have been made.

Technology Segment

Overview—The Technology segment recognizes revenues related to the sale of polyolefin catalysts, licensing of chemical, polyolefin and other process technologies and associated engineering and other services.

The following table sets forth selected financial information for the Technology segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2016	2015	2016	2015
Sales and other operating revenues	$102	$100	$363	$343
EBITDA	45	45	201	178

Revenues—Revenues were relatively unchanged in the third quarter of 2016 compared to the third quarter of 2015 and increased by $20 million, or 6%, in the first nine months of 2016 compared to the first nine months of 2015.

Higher average catalyst sales prices and an increase in revenues recognized on process licenses each led to a 3% revenue increase in the first nine months of 2016.

EBITDA—EBITDA was unchanged in the third quarter of 2016 compared to the third quarter of 2015 and increased by $23 million, or 13%, in the first nine months of 2016 compared to the first nine months of 2015.

In the third quarter of 2016, improved catalyst results substantially offset lower licensing and services revenue during that period. Improved catalyst margins and an increase in licensing and services revenue led to a 13% EBITDA increase in the first nine months of 2016.

FINANCIAL CONDITION

Operating, investing and financing activities of continuing operations, which are discussed below, are presented in the following table:

	Nine Months Ended September 30,
Millions of dollars	2016	2015
Source (use) of cash:
Operating activities	$3,893	$4,682
Investing activities	(1,527)	(1,103)
Financing activities	(2,567)	(3,106)

Operating Activities

2016—Cash of $3,893 million generated in the first nine months of 2016 primarily reflected earnings adjusted for non-cash items and cash used by the main components of working capital – accounts receivable, inventories and accounts payable. The non-cash items in 2016 included a $78 million gain related to the sale of our wholly owned Argentine subsidiary with adjustments for related working capital and gains totaling $11 million related to sales of our joint venture in Japan and idled assets in Australia.

The main components of working capital consumed cash of $226 million during the first nine months of 2016. Higher product sales prices in our O&P–Americas segment in the third quarter of 2016 combined with the impact of higher third quarter 2016 sales volumes in our O&P–Americas and I&D segments relative to the fourth quarter of 2015 led to the increase in accounts receivable. Higher accounts payable partly offset the receivables increases, primarily in our O&P–Americas segment, due to additional purchases of product for resale during turnaround activities.

2015—Cash of $4,682 million generated in the first nine months of 2015 primarily reflected earnings adjusted for non-cash items, offset in part by cash used by the main components of working capital.

The main components of working capital consumed cash of $105 million during the first nine months of 2015. The lower cost of crude oil and other feedstocks led to the decrease in accounts payable. Lower product pricing in our O&P–Americas, I&D and refining segments stemming from the decline in crude oil prices contributed to the decrease in accounts receivable

Investing Activities—We used cash of $1,527 million and $1,103 million in investing activities in the first nine months of 2016 and 2015, respectively.

We invest cash in investment-grade and other high quality instruments that provide adequate flexibility to redeploy funds as needed to meet our cash flow requirements while maximizing yield. In the first nine months of 2016 and 2015, we invested $607 million and $1,723 million, respectively, in securities that are classified as Short-term investments. The majority of these investments are deemed available-for-sale; however, in September 2016, we also invested in additional securities deemed held-to-maturity. We also invested $500 million and $397 million in tri-party repurchase agreements in the first nine months of 2016 and 2015, respectively. These investments are classified as short-term loans receivable. We received proceeds upon the sale and maturity of certain of our available-for-sale securities and repurchase agreements of $665 million and $603 million, respectively, in the first nine months of 2016 and $1,638 million and $300 million, respectively, in the corresponding period of 2015.

In September 2015, we entered into €850 million of cross-currency floating-to-floating interest rate swaps designated as net investment hedges of our investments in foreign subsidiaries. Payments to and proceeds from our counterparties upon settlement of €450 million of these basis swaps following their expiration in September 2016 resulted in a net cash outflow of $6 million.

In December 2015, we entered into €750 million ($795 million) of forward exchange contracts, which were designated as net investment hedges of our investments in foreign subsidiaries. Payments to and proceeds from our counterparties upon settlement of these forward exchange contracts following their expiration in March 2016 resulted in a net cash outflow of $55 million. We received net cash proceeds of $137 million for the sale of our wholly owned Argentine subsidiary in February 2016 and $72 million for the sale of our joint venture in Japan. In September 2016, we purchased a net additional 7.41% interest in our joint venture in Korea for $36 million.

See Note 7 to the Consolidated Financial Statements for additional information regarding these investments.

The following table summarizes capital expenditures for the periods presented:

	Nine Months Ended September 30,
Millions of dollars	2016	2015
Capital expenditures by segment:
O&P–Americas	$1,026	$448
O&P–EAI	189	114
I&D	246	287
Refining	179	84
Technology	24	16
Other	12	8

Consolidated capital expenditures of continuing operations	$1,676	$957

In the first nine months of 2016 and 2015, our capital expenditures included debottlenecks of certain assets to enhance production, turnaround activities and expansion projects at several sites as well as other plant improvement projects and railcar purchases. The increased level of capital expenditures for our O&P–Americas, O&P–EAI and Refining segments in the first nine months of 2016 was largely due to debottleneck and turnaround activities.

Financing Activities—In the first nine months of 2016 and 2015, our financing activities used cash of $2,567 million and $3,106 million, respectively.

In the first nine months of 2016 and 2015, we made payments of $2,501 million and $3,436 million, respectively, to acquire approximately 31 million and 39 million, respectively, of our outstanding ordinary shares. We also made dividend payments totaling $1,049 million and $1,063 million during the first nine months of 2016 and 2015, respectively. For additional information related to these share repurchases and dividend payments, see Note 12 to the Consolidated Financial Statements.

We received net proceeds of $177 million and $231 million in the first nine months of 2016 and 2015, respectively, through the issuance and repurchase of commercial paper instruments under our commercial paper program.

In March 2016, we issued €750 million of 1.875% guaranteed notes due 2022 and received net proceeds of $812 million. The net proceeds from these notes were used for general corporate purposes, including repurchases of LyondellBasell N.V.’s ordinary shares.

In March 2015, we issued $1,000 million of 4.625% Notes due 2055 and received net proceeds of $984 million. Additional information related to these notes can be found in the Liquidity and Capital Resources section below and in Note 6 to the Consolidated Financial Statements.

Liquidity and Capital Resources—As of September 30, 2016, we had $1,830 million of unrestricted cash and cash equivalents and marketable securities classified as Short-term investments. We also held $296 million of tri-party repurchase agreements classified as Other current assets at September 30, 2016. For additional information related to our purchases of marketable securities, which currently include certificates of deposit, commercial paper, bonds and limited partnership investments, and our investments in tri-party repurchase agreements, see “Investing Activities” above and Note 7 to the Consolidated Financial Statements.

At September 30, 2016, we held $494 million of cash in jurisdictions outside of the U.S., principally in the United Kingdom. There are currently no material legal or economic restrictions that would impede our transfers of cash.

We also had total unused availability under our credit facilities of $2,725 million at September 30, 2016, which included the following:

•	$1,990 million under our $2,500 million revolving credit facility, which backs our $2,500 million commercial paper program. Availability under this facility is net of outstanding borrowings, outstanding letters of credit provided under the facility and notes issued under our commercial paper program. A small portion of our availability under this facility is impacted by changes in the euro/U.S. dollar exchange rate. At September 30, 2016, we had $500 million of outstanding commercial paper, no outstanding letters of credit and no outstanding borrowings under the facility; and

•	$735 million under our $900 million U.S. accounts receivable securitization facility. Availability under this facility is subject to a borrowing base of eligible receivables, which is reduced by outstanding borrowings and letters of credit, if any. This facility had no outstanding borrowings or letters of credit at September 30, 2016.

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

At September 30, 2016, we had total debt, including current maturities, of $9,088 million. We also had $476 million of outstanding letters of credit and bank guarantees issued under uncommitted credit facilities at September 30, 2016.

In June 2016, the term of our existing $2,000 million revolving credit facility was extended for one year to June 2021 pursuant to a consent agreement. We also amended the revolving credit facility in June 2016 to increase its size from $2,000 million to $2,500 million. All other material terms of the agreement remained unchanged.

In connection with the increase of our revolving credit facility, we increased the size of our commercial paper program to permit the issuance of unsecured short-term promissory (“commercial paper”) notes in an aggregate amount not to exceed $2,500 million. At September 30, 2016, we had $500 million of commercial paper outstanding.

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

For additional information related to our credit facilities and Notes discussed above, see Note 6 to the Consolidated Financial Statements.

In July 2016, we announced plans to build a new high density polyethylene plant at La Porte, Texas. The plant, which will have an annual capacity of 1.1 billion pounds, is expected to start up in 2019.

In May 2016, our shareholders approved a proposal to authorize us to repurchase up to an additional 10%, or approximately 42.5 million of our shares outstanding over the following eighteen months. Our share repurchase program does not have a stated dollar amount, and purchases may be made through open market purchases, private market transactions or other structured transactions. Repurchased shares could be retired or used for general corporate purposes, including for various employee benefit and compensation plans. As of September 30, 2016, we have purchased approximately 16 million shares under this program for approximately $1,251 million. As of October 27, 2016, we had approximately 25 million shares remaining under the current authorization. The timing and amount of additional shares repurchased will be determined by our Management Board based on its evaluation of market conditions and other factors. For additional information related to our share repurchase programs, see Note 12 to the Consolidated Financial Statements.

In September 2016, we received proceeds of $72 million from the sale of our joint venture in Japan. Also in September 2016, we purchased a net additional 7.41% interest in our joint venture in Korea for $36 million. In February 2016, we received net proceeds of $137 million from the sale of our wholly owned Argentine subsidiary.

We may repay or redeem our debt, including purchases of our outstanding bonds in the open market, using cash on hand, cash from operating activities, proceeds from the issuance of debt, proceeds from asset divestitures, or a combination thereof. In connection with any repayment or redemption of our debt, we may incur cash and non-cash charges, which could be material in the period in which they are incurred. We currently intend to refinance certain outstanding debt, subject to market conditions, in the fourth quarter of 2016. Our current analyses indicate that the refinancing may result in charges of approximately $130 million based on current market conditions. The actual costs will depend on several factors, including interest rates and market conditions if and when the refinancing occurs.

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

CURRENT BUSINESS OUTLOOK

During October, global olefin and polyolefin industry conditions have remained favorable. We expect the upcoming winter months to bring typical seasonal slowing in certain businesses. In the fourth quarter of this year, we expect to complete the turnarounds affecting our olefin and polyolefin assets, ending a period of significant planned maintenance and associated downtime. The impact of downtime related to these turnaround activities has the potential to negatively impact our fourth quarter results by $75 million to $100 million. Our planned maintenance schedule in 2017 is expected to be much lighter than 2016. We believe we will be positioned in 2017 to benefit from our investment in system upgrades, reliability and expansions.

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

Several of our LIFO inventory pools are currently “at-risk” for further adjustment as each impacted LIFO pool is at, or close to, the calculated market value at the last balance sheet measurement date. As of September 30, 2016, “at-risk” inventory accounted for $2.6 billion of the total carrying value of our $4.0 billion of inventory. The extent to which further adjustment may occur is dependent on the pool specific product prices and composition within each individual dollar value LIFO pool at the balance sheet date. Sustained price declines in our finished goods and raw materials could result in future LCM inventory valuation charges during the remainder of 2016.

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

Our exposure to market and regulatory risks is described in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2015. Our exposure to such risks has not changed materially in the nine months ended September 30, 2016.

Item 4.	CONTROLS AND PROCEDURES

As of September 30, 2016 with the participation of our management, our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) carried out an evaluation, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the Act), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of September 30, 2016.

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

In April 2016, the EPA issued a Notice of Violation to Houston Refining LP arising from a 2014 inspection. The EPA alleged the production of fuel with excess sulfur and the failure to retire sufficient sulfur credits. We have reached a tentative settlement and expect to complete the documentation of the settlement in the fourth quarter of 2016.

Additional information about such environmental proceedings can be found in Part I, Item 3 of our 2015 Annual Report on Form 10-K, which is incorporated into this Item 1 by reference.

Item 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in Item 1A of our 2015 Annual Report on Form 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
July 1 – July 31	4,321,310	$77.03	4,321,310	32,359,979
August 1 – August 31	4,045,353	$76.24	4,045,353	28,314,626
September 1 – September 30	1,886,860	$77.92	1,886,860	26,427,766

Total	10,253,523	$76.88	10,253,523	26,427,766

(1)	On May 13, 2016, we announced a share repurchase program of up to 42,518,980 of our ordinary shares through November 13, 2017. The maximum number of shares that may yet be purchased is not necessarily an indication of the number of shares that will ultimately be purchased.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 6.	EXHIBITS

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32	Certifications pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LYONDELLBASELL INDUSTRIES N.V.

Date: November 1, 2016	/s/ Thomas Aebischer
Thomas Aebischer
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)