Form 10-Q
period 2017-03-31
LyondellBasell Industries N.V.
filed 2017-04-28
CIK 1489393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

The registrant had 402,805,018 ordinary shares, €0.04 par value, outstanding at April 25, 2017 (excluding 175,635,060 treasury shares).

LYONDELLBASELL INDUSTRIES N.V.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
Millions of dollars, except earnings per share	2017	2016
Sales and other operating revenues:
Trade	$8,243	$6,556
Related parties	187	187

	8,430	6,743
Operating costs and expenses:
Cost of sales	6,991	5,166
Selling, general and administrative expenses	204	193
Research and development expenses	25	24

	7,220	5,383
Operating income	1,210	1,360
Interest expense	(207)	(82)
Interest income	6	5
Other income, net	30	88

Income from continuing operations before equity investments and income taxes	1,039	1,371
Income from equity investments	81	91

Income from continuing operations before income taxes	1,120	1,462
Provision for income taxes	315	432

Income from continuing operations	805	1,030
Loss from discontinued operations, net of tax	(8)	—

Net income	797	1,030
Net income attributable to non-controlling interests	—	—

Net income attributable to the Company shareholders	$797	$1,030

Earnings per share:
Net income (loss) attributable to the Company shareholders —
Basic:
Continuing operations	$2.00	$2.38
Discontinued operations	(0.02)	—

	$1.98	$2.38

Diluted:
Continuing operations	$2.00	$2.37
Discontinued operations	(0.02)	—

	$1.98	$2.37

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
Millions of dollars	2017	2016
Net income	$797	$1,030
Other comprehensive income (loss), net of tax –
Financial derivatives:
Loss on cash flow hedges arising during the period	(2)	(194)
Reclassification adjustment included in net income	25	90
Income tax expense (benefit)	1	(53)

Financial derivatives, net of tax	22	(51)

Unrealized loss on available-for-sale securities:
Unrealized holding loss arising during the period	(4)	(6)
Income tax benefit	(1)	—

Unrealized loss on available-for-sale securities, net of tax	(3)	(6)

Unrealized gain on available-for-sale securities held by equity investees:
Unrealized holding gain arising during the period	11	—
Income tax expense	—	—

Unrealized gain on available-for-sale securities held by equity investees, net of tax	11	—

Defined pension and other postretirement benefit plans:
Reclassification adjustment for net actuarial loss included in net income	10	8
Income tax expense	3	3

Defined pension and other postretirement benefit plans, net of tax	7	5

Foreign currency translation adjustments:
Unrealized gain arising during the period	38	85
Income tax expense (benefit)	2	(8)

Foreign currency translation adjustments, net of tax	36	93

Total other comprehensive income	73	41

Comprehensive income	870	1,071
Comprehensive income attributable to non-controlling interests	—	—

Comprehensive income attributable to the Company shareholders	$870	$1,071

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED BALANCE SHEETS

Millions of dollars	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$485	$875
Restricted cash	1	3
Short-term investments	1,176	1,147
Accounts receivable:
Trade, net	3,117	2,716
Related parties	175	126
Inventories	3,875	3,809
Prepaid expenses and other current assets	852	923

Total current assets	9,681	9,599
Property, plant and equipment at cost	15,118	14,635
Less: Accumulated depreciation	(4,757)	(4,498)

Property, plant and equipment, net	10,361	10,137
Investments and long-term receivables:
Investment in PO joint ventures	409	415
Equity investments	1,672	1,575
Other investments and long-term receivables	20	20
Goodwill	531	528
Intangible assets, net	517	550
Other assets	577	618

Total assets	$23,768	$23,442

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED BALANCE SHEETS

Millions of dollars, except shares and par value data	March 31, 2017	December 31, 2016
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$2	$2
Short-term debt	611	594
Accounts payable:
Trade	2,083	2,028
Related parties	544	501
Accrued liabilities	1,139	1,415

Total current liabilities	4,379	4,540
Long-term debt	8,419	8,385
Other liabilities	2,130	2,113
Deferred income taxes	2,353	2,331
Commitments and contingencies
Stockholders’ equity:
Ordinary shares, €0.04 par value, 1,275 million shares authorized, 402,781,384 and 404,046,331 shares outstanding, respectively	31	31
Additional paid-in capital	10,195	10,191
Retained earnings	12,736	12,282
Accumulated other comprehensive loss	(1,438)	(1,511)
Treasury stock, at cost, 175,658,694 and 174,389,139 ordinary shares, respectively	(15,062)	(14,945)

Total Company share of stockholders’ equity	6,462	6,048
Non-controlling interests	25	25

Total equity	6,487	6,073

Total liabilities and equity	$23,768	$23,442

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
Millions of dollars	2017	2016
Cash flows from operating activities:
Net income	$797	$1,030
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	296	268
Amortization of debt-related costs	4	4
Charges related to payment of debt	48	—
Inventory valuation adjustments	—	68
Equity investments –
Equity income	(81)	(91)
Distributions of earnings, net of tax	19	19
Deferred income taxes	47	79
Gain on sale of business	—	(78)
Gain on sale of assets	(31)	—
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(432)	(135)
Inventories	(44)	15
Accounts payable	53	50
Other, net	(63)	71

Net cash provided by operating activities	613	1,300

Cash flows from investing activities:
Expenditures for property, plant and equipment	(421)	(527)
Proceeds from disposal of assets	29	—
Payments for repurchase agreements	(324)	—
Proceeds from repurchase agreements	202	98
Purchases of available-for-sale securities	(408)	(483)
Proceeds from sales and maturities of available-for-sale securities	338	240
Proceeds from sales and maturities of held-to-maturity securities	44	—
Net proceeds from sale of business	—	137
Proceeds from settlement of net investment hedges	—	795
Payments for settlement of net investment hedges	—	(850)
Change in restricted cash	2	3
Other, net	(1)	(10)

Net cash used in investing activities	(539)	(597)

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
Millions of dollars	2017	2016
Cash flows from financing activities:
Repurchases of Company ordinary shares	(160)	(986)
Dividends paid	(343)	(336)
Issuance of long-term debt	990	812
Repayment of long-term debt	(1,000)	—
Net proceeds from commercial paper	50	177
Payments of debt issuance costs	(7)	(4)
Other, net	(2)	4

Net cash used in financing activities	(472)	(333)

Effect of exchange rate changes on cash	8	24

Increase (decrease) in cash and cash equivalents	(390)	394
Cash and cash equivalents at beginning of period	875	924

Cash and cash equivalents at end of period	$485	$1,318

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Company Share of Stockholders’ Equity	Non- Controlling Interests
Millions of dollars	Issued	Treasury
Balance, December 31, 2016	$31	$(14,945)	$10,191	$12,282	$(1,511)	$6,048	$25
Net income	—	—	—	797	—	797	—
Other comprehensive income	—	—	—	—	73	73	—
Share-based compensation	—	22	4	—	—	26	—
Dividends ($0.85 per share)	—	—	—	(343)	—	(343)	—
Repurchases of Company ordinary shares	—	(139)	—	—	—	(139)	—

Balance, March 31, 2017	$31	$(15,062)	$10,195	$12,736	$(1,438)	$6,462	$25

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

The accompanying Consolidated Financial Statements are unaudited and have been prepared from the books and records of LyondellBasell N.V. in accordance with the instructions to Form 10-Q and Rule 10-1 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. In our opinion, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results for the entire year. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

2.	Accounting and Reporting Changes

Recently Adopted Guidance

Intangibles-Goodwill and Other—In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASC”) 2017-04 Simplifying the Test for Goodwill Impairment to simplify the accounting for goodwill impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. All other goodwill impairment guidance will remain largely unchanged. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The same one-step impairment test will be applied to goodwill at all reporting units, even those with zero or negative carrying amounts. Entities will be required to disclose the amount of goodwill at reporting units with zero or negative carrying amounts. The early adoption of this amendment did not have a material impact on our Consolidated Financial Statements.

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

Compensation—In March 2016, the FASB issued ASU 2016-09, Compensation–Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this ASU are effective for public entities for annual and interim periods beginning after December 15, 2016. Various transition methods are prescribed depending on the aspect of accounting impacted by the amended guidance. Adoption of the amendments in this guidance in the first quarter of 2017 did not have a material impact on our Consolidated Statement of Cash Flows.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounting Guidance Issued But Not Adopted as of March 31, 2017

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

Management is currently assessing the effects of applying the new standard and has preliminarily determined that there will not be a material impact on our Consolidated Financial Statements. We expect to use the modified retrospective method.

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

Leases—In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting in ASC 840, Leases. Under the new guidance, for leases with a term longer than 12 months a lessee should recognize a liability for lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. Topic 842 retains a classification distinction between finance leases and operating leases, with the classification affecting the pattern of expense recognition in the income statement. This ASU also requires enhanced disclosures. A modified retrospective transition approach is required for annual and interim periods beginning on or after December 15, 2018. Early adoption is permitted. We are currently assessing the impact of this new guidance on our Consolidated Financial Statements via an extensive review of numerous existing lease contracts and other purchase obligations that contain embedded lease features, both classified as operating leases under the existing guidance.

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

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Statement of Cash Flows—In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The updated accounting requirement is intended to reduce diversity in practice in the classification of certain transactions in the statement of cash flows. Such transactions include, but are not limited to, debt prepayment or debt extinguishment costs, settlement of zero coupon debt instruments, contingent consideration payments made after a business combination and distributions received from equity method of investments. The amendments in this ASU are effective for public entities for annual and interim periods beginning after December 15, 2018. Early adoption is permitted. We are currently assessing the impact of this new guidance on our Consolidated Financial Statements.

Income Taxes—In October 2016, the FASB issued ASU 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory. The ASU is aimed at reducing complexity in accounting standards. Under current GAAP, the tax effects of intra-entity asset transfers (intercompany sales) are deferred until the transferred asset is sold to a third party or otherwise recovered through use. The new guidance eliminates the exception for all intra-entity sales of assets other than inventory, and a reporting entity would recognize tax expense from the sale of assets in the seller’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. Any deferred tax asset that arises in the buyer’s jurisdiction would also be recognized at the time of the transfer. The new guidance will be effective for public entities for annual periods beginning after December 15, 2017. Early adoption is permitted. We are currently assessing the impact of this new guidance on our Consolidated Financial Statements.

Statement of Cash Flows—In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash. The ASU requires entities to include in their cash and cash-equivalent balances in the statement of cash flows those amounts that are deemed to be restricted cash and restricted cash equivalents. The ASU will become effective for public entities for annual periods beginning after December 15, 2017. The adoption of this amendment is not expected to have a material impact on our Consolidated Financial Statements.

Business Combinations—In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business. This ASU clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether a transaction should be accounted for as an acquisition (or disposal) of an asset or a business. The amendments will be effective for public entities for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. We are currently assessing the impact of this new guidance on our Consolidated Financial Statements.

Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets—In February 2017, the FASB issued ASU 2017-05, Clarifying the Scope of Asset Derecogntion Guidance and Accounting for Partial Sales of Nonfinancial Assets. The guidance provides clarification about the term in substance nonfinancial asset; other aspects of the scope of Subtopic 610-20 Other Income which were confusing and complex; and how an entity should account for partial sales of nonfinancial assets once the amendments in Update 2014-09 become effective. The amendments will be effective for public entities for annual and interim periods beginning after December 15, 2017. We are currently assessing the impact of this new guidance on our Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Compensation—Retirement Benefits—In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The guidance will require changes in presentation of current service cost and other components of net benefit cost. The amendments will be effective for public entities for annual and interim periods beginning after December 15, 2017. We are currently assessing the impact of this new guidance on our Consolidated Financial Statements.

Receivables—Nonrefundable Fees and Other Costs—In March 2017, the FASB issued ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities. This new guidance requires the premium on callable debt securities to be amortized to the earliest call date. Under current U.S. GAAP, premiums on callable debt securities are generally amortized over the contractual life of the security. The amendments will be effective for public entities for annual and interim periods beginning after December 15, 2018. Early adoption is permitted. We do not expect the adoption of this new guidance to have a material impact on our Consolidated Financial Statements.

3.	Accounts Receivable

Our allowance for doubtful accounts receivable, which is reflected in the Consolidated Balance Sheets as a reduction of accounts receivable, totaled $15 million and $16 million at March 31, 2017 and December 31, 2016, respectively.

4.	Inventories

Inventories consisted of the following components:

Millions of dollars	March 31, 2017	December 31, 2016
Finished goods	$2,516	$2,575
Work-in-process	207	154
Raw materials and supplies	1,152	1,080

Total inventories	$3,875	$3,809

For information related to lower of cost or market inventory valuation adjustments recognized during the three months ended March 31, 2016, see Note 13.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	Debt

Long-term loans, notes and other long-term debt consisted of the following:

Millions of dollars	March 31, 2017	December 31, 2016
Senior Notes due 2019, $2,000 million, 5.0% ($5 million of debt issuance cost)	$947	$1,906
Senior Notes due 2021, $1,000 million, 6.0% ($8 million of debt issuance cost)	987	988
Senior Notes due 2024, $1,000 million, 5.75% ($9 million of debt issuance cost)	991	991
Senior Notes due 2055, $1,000 million, 4.625% ($16 million of discount; $12 million of debt issuance cost)	972	972
Guaranteed Notes due 2044, $1,000 million, 4.875% ($11 million of discount; $10 million of debt issuance cost)	979	979
Guaranteed Notes due 2043, $750 million, 5.25% ($22 million of discount; $7 million of debt issuance cost)	721	721
Guaranteed Notes due 2023, $750 million, 4.0% ($7 million of discount; $4 million of debt issuance cost)	739	739
Guaranteed Notes due 2027, $300 million, 8.1%	300	300
Guaranteed Notes due 2022, €750 million, 1.875% ($3 million of discount; $4 million of debt issuance cost)	795	785
Guaranteed Notes due 2027, $1,000 million, 3.5% ($10 million of discount; $8 million of debt issuance cost)	983	—
Other	7	6

Total	8,421	8,387
Less current maturities	(2)	(2)

Long-term debt	$8,419	$8,385

Our 5% senior notes due 2019 include losses of $36 million and $19 million for the three months ended March 31, 2017 and 2016, respectively, and gains of $42 million for the year ended December 31, 2016 for fair value adjustments related to the fair value hedge accounting treatment of our fixed-for-floating interest rate swap strategy. Since inception in 2014, we have recognized net gains of $48 million related to these adjustments. Our 6% senior notes due 2021 include $5 million of fair value gains since inception in 2016, which includes a $2 million gain for the three months ended March 31, 2017. Our 3.5% guaranteed notes due 2027 also include a $1 million fair value loss for the three months ended March 31, 2017. These fair value adjustments are recognized in Interest expense in the Consolidated Statements of Income.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Short-term loans, notes, and other short-term debt consisted of the following:

	March 31,	December 31,
Millions of dollars	2017	2016
$2,500 million Senior Revolving Credit Facility	$—	$—
$900 million U.S. Receivables Securitization Facility	—	—
Commercial paper	550	500
Financial payables to equity investees	2	2
Precious metal financings	57	90
Other	2	2

Total short-term debt	$611	$594

Long-Term Debt

Guaranteed Notes due 2027—In February 2017, LYB International Finance II B.V. (“LYB Finance II”), a direct, 100% owned finance subsidiary of LyondellBasell Industries N.V., as defined in Rule 3-10(b) of Regulation S-X, issued $1,000 million of 3.5% guaranteed notes due 2027 at a discounted price of 98.968%.

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

Senior Notes due 2019—In March 2017, we redeemed $1,000 million aggregate principal amount of our outstanding 5% senior notes due 2019, and paid $65 million in make-whole premiums. In conjunction with the redemption of these notes, we recognized non-cash charges of $4 million for the write-off of unamortized debt issuance costs and $44 million for the write-off of the cumulative fair value hedge accounting adjustment related to the redeemed notes.

Short-Term Debt

Senior Revolving Credit Facility—Our $2,500 million revolving credit facility, which expires in June 2021, may be used for dollar and euro denominated borrowings, has a $500 million sublimit for dollar and euro denominated letters of credit, a $1,000 million uncommitted accordion feature, and supports our commercial paper program. The aggregate balance of outstanding borrowings, including amounts outstanding under our commercial paper program, and letters of credit under this facility may not exceed $2,500 million at any given time. Borrowings under the facility bear interest at a Base Rate or LIBOR, plus an applicable margin. Additional fees are incurred for the average daily unused commitments.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The facility contains customary covenants and warranties, including specified restrictions on indebtedness and liens. In addition, we are required to maintain a leverage ratio at the end of every fiscal quarter of 3.50 to 1.00 or less for the period covering the most recent four quarters. We are in compliance with these covenants as of March 31, 2017. At March 31, 2017, we had $550 million of outstanding commercial paper, no outstanding letters of credit and no outstanding borrowings under this facility.

Commercial Paper Program—We have a commercial paper program under which we may issue up to $2,500 million of privately placed, unsecured, short-term promissory notes (“commercial paper”) under this program, which is backed by our $2,500 million Senior Revolving Credit Facility. Proceeds from the issuance of commercial paper may be used for general corporate purposes, including dividends and share repurchases. Interest rates on the commercial paper outstanding at March 31, 2017 are based on the term of the notes and range from 90 to 130 basis points.

U.S. Receivables Securitization Facility—Our $900 million U.S. accounts receivable securitization facility, which expires in 2018, has a purchase limit of $900 million in addition to a $300 million uncommitted accordion feature. This facility provides liquidity through the sale or contribution of trade receivables by certain of our U.S. subsidiaries to a wholly owned, bankruptcy-remote subsidiary on an ongoing basis and without recourse. The bankruptcy-remote subsidiary may then, at its option and subject to a borrowing base of eligible receivables, sell undivided interests in the pool of trade receivables to financial institutions participating in the facility. In the event of liquidation, the bankruptcy-remote subsidiary’s assets will be used to satisfy the claims of its creditors prior to any assets or value in the bankruptcy-remote subsidiary becoming available to us. We are responsible for servicing the receivables. This facility also provides for the issuance of letters of credit up to $200 million. The term of the securitization facility may be extended in accordance with the terms of the agreement. The facility is also subject to customary covenants and warranties, including limits and reserves and the maintenance of specified financial ratios. We are required to maintain a leverage ratio at the end of every fiscal quarter of 3.50 to 1.00 or less for the period covering the most recent four quarters. Performance obligations under the facility are guaranteed by the parent company. Additional fees are incurred for the average daily unused commitments.

At March 31, 2017, there were no borrowings or letters of credit under the facility.

Other—At March 31, 2017 and December 31, 2016, our weighted average interest rate on outstanding short-term debt was 1.1% and 0.9%, respectively.

Debt Discount and Issuance Costs

In the three months ended March 31, 2017 and 2016, amortization of debt discounts and debt issuance costs resulted in amortization expense of $8 million and $4 million, respectively, which is included in Interest expense in the Consolidated Statements of Income.

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

Marketable Securities—We invest cash in investment-grade securities for periods generally not exceeding three years. Investments in securities with original maturities of three months or less are classified as Cash and cash equivalents. At March 31, 2017 and December 31, 2016, we had marketable securities classified as Cash and cash equivalents of $120 million and $351 million, respectively.

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

Repurchase Agreements—We invest in tri-party repurchase agreements. Under these agreements, we make cash purchases of securities according to a pre-agreed profile from our counterparties. The counterparties have an obligation to repurchase, and we have an obligation to sell, the same or substantially the same securities at a pre-defined date for a price equal to the purchase price plus interest. These securities, which pursuant to our internal policies, are held by a third-party custodian and must generally have a minimum collateral value of 102%, secure the counterparty’s obligation to repurchase the securities. Depending upon maturity, these tri-party repurchase agreements are treated as short-term loans receivable and are reflected in Prepaid expenses and other current assets or as long-term loans receivable reflected in Other investments and long-term receivables on our Consolidated Balance Sheets. The balance of our investment at March 31, 2017 and December 31, 2016 was $497 million and $369 million, respectively.

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

Foreign Currency Rates—We have significant worldwide operations. The functional currencies of our consolidated subsidiaries through which we operate are primarily the U.S. dollar and the euro. We enter into transactions denominated in currencies other than our designated functional currencies. As a result, we are exposed to foreign currency risk on receivables and payables. We maintain risk management control policies intended to monitor foreign currency risk attributable to our outstanding foreign currency balances. These control policies involve the

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

centralization of foreign currency exposure management, the offsetting of exposures and the estimating of expected impacts of changes in foreign currency rates on our earnings. We enter into foreign currency forward contracts to reduce the effects of our net currency exchange exposures. At March 31, 2017, foreign currency forward contracts in the notional amount of $81 million, maturing from April 2017 to August 2017, were outstanding.

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

Foreign Currency Gain (Loss)—Other income, net, in the Consolidated Statements of Income reflected losses of $5 million and $3 million for the three months ended March 31, 2017 and 2016, respectively.

Basis Swaps—In March 2017, we entered into €617 million of basis swaps to reduce the volatility in stockholders’ equity resulting from changes in currency exchange rates of our foreign subsidiaries with respect to the U.S. dollar. We use the critical terms match to assess both the prospective and retrospective hedge effectiveness of these basis swaps by comparing the spot rate change in the euro notes and the spot rate change in the designated net investment.

We also have €400 million of basis swaps entered into in 2015 to reduce the volatility in stockholders’ equity resulting from changes in currency exchange rates of our foreign subsidiaries with respect to the U.S. dollar. We use the long-haul method to assess hedge effectiveness using a regression analysis approach under the hypothetical derivative method. We perform the regression analysis of these basis swap contracts at least on a quarterly basis over an observation period of three years, utilizing data that is relevant to the hedge duration. We use the forward method to measure ineffectiveness.

Under the terms of these contracts, which have been designated as net investment hedges, we will make interest payments in euros at 3 Month EURIBOR plus applicable basis and will receive interest in U.S. dollars at 3 Month LIBOR plus applicable basis. Upon the maturities of these contracts, we will pay the principal amount in euros and receive U.S. dollars from our counterparties. The effective portion of the unrealized gains and losses on these basis swap contracts is reported within Foreign currency translation adjustments in Accumulated other comprehensive loss and reclassified to earnings only when realized upon the sale or upon complete or substantially complete liquidation of the investment in the foreign entity. Cash flows from basis swaps are reported in Cash flows from investing activities in the Consolidated Statement of Cash Flows.

There was no ineffectiveness recorded during the three months ended March 31, 2017 and 2016 related to these basis swaps.

The following table summarizes the notional and fair value of our basis swaps outstanding:

	March 31, 2017		December 31, 2016
Millions of dollars	Notional Value	Fair Value	Notional Value	Fair Value
Assets–
Basis swaps expiring in 2017	$305	$12	$305	$15
Basis swaps expiring in 2018	139	5	139	6

	$444	$17	$444	$21

Liabilities–
Basis swaps expiring in 2027	$650	$18	$—	$—

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Forward Exchange Contracts—In October 2016, we entered into forward exchange contracts with an aggregate notional value of €275 million ($299 million) to mitigate the risk associated with the fluctuations in the Euro to U.S. Dollar exchange rate related to our investments in foreign subsidiaries. There was no ineffectiveness recorded during the three months ended March 31, 2017 related to these forward exchange contracts.

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

We elected to designate these forward exchange contracts as net investment hedges. The effective portion of the gains or losses was recorded within foreign currency translation adjustments in Accumulated other comprehensive loss. In periods where the hedging relationship was deemed ineffective, changes in the fair value were recorded directly to Other income, net in the Consolidated Statements of Income. Cash flows from these forward exchange contracts are reported in Cash flows from investing activities in the Consolidated Statement of Cash Flows.

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

There was no ineffectiveness recorded for this hedging relationship in each of the three months ended March 31, 2017 and 2016.

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

There was no ineffectiveness recorded during the three months ended March 31, 2017 and 2016.

The following table summarizes our cross-currency swaps outstanding:

			March 31, 2017		December 31, 2016
Millions of dollars, except expiration date and rates	Expiration Date	Average Interest Rate	Notional Value	Fair Value	Notional Value	Fair Value
Pay Euro	2021	4.55%	$1,000	$146	$1,000	$146
Receive U.S. dollars		6.00%

Pay Euro	2024	4.37%	1,000	137	1,000	134
Receive U.S. dollars		5.75%

Pay Euro	2027	3.69%	300	4	300	5
Receive U.S. dollars		5.49%

Forward-Starting Interest Rate Swaps—In March 2015, we entered into forward-starting interest rate swaps to mitigate the risk of adverse changes in the benchmark interest rates on the anticipated refinancing of our senior notes due 2019. These interest rate swaps will be terminated upon debt issuance. The total notional amount of these forward-starting interest rate swaps was $1,000 million at March 31, 2017. The ineffectiveness recorded for this hedging relationship was less than $1 million in each of the three months ended March 31, 2017 and 2016.

We elected to designate these forward-starting interest rate swaps as cash flow hedges. The effective portion of the gain or loss is recorded in Accumulated other comprehensive loss. In periods where the hedging relationship is deemed ineffective, the ineffective portion of the changes in the fair value will be recorded as Interest expense in the Consolidated Statements of Income. The related deferred gains and losses recognized in Accumulated other comprehensive loss will be amortized to interest expense over the original term of the related swaps using the effective interest method.

We use a regression analysis approach under the hypothetical derivative method to assess both prospective and retrospective hedge effectiveness. We use the dollar-offset method under the hypothetical derivative method to measure hedge ineffectiveness.

There was no settlement of our forward-starting swap agreements during each of the three months ended March 31, 2017 and 2016.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of March 31, 2017, less than $1 million (on a pretax basis) is scheduled to be reclassified as a decrease to interest expense over the next twelve months.

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

The effective portion of the unrealized gains and losses on these commodity swaps designated as cash-flow hedges is reported in Accumulated other comprehensive loss and reclassified to earnings in the same period or periods that the hedged forecasted transaction affects earnings. The ineffective portion of the unrealized gains and losses is recorded directly to Other income, net in the Consolidated Statements of Income. There was no ineffectiveness recorded during the three months ended March 31, 2017.

As of March 31, 2017, less than $1 million (on a pretax basis) is scheduled to be reclassified as an increase to cost of sales over the next twelve months.

Fixed-for-Floating Interest Rate Swaps—In 2017, we entered into U.S. dollar fixed-for-floating interest rate swaps with third party financial institutions to mitigate changes in the fair value of our $1,000 million 3.5% guaranteed notes due 2027 associated with the risk of variability in the 3 Month USD LIBOR rate (the benchmark interest rate).

We also have U.S. dollar fixed-for-floating interest rate swaps with third party financial institutions to mitigate changes in the fair value of our $1,000 million 6% senior notes due 2021 associated with the risk of variability in the 1 Month USD LIBOR rate (the benchmark interest rate).

In 2014, we entered into U.S. dollar fixed-for-floating interest rate swaps with third party financial institutions to mitigate changes in the fair value of our $2,000 million 5% senior notes due 2019 associated with the risk of variability in the 3 Month USD LIBOR rate (the benchmark interest rate). In March 2017, concurrent with the redemption of $1,000 million of our outstanding 5% senior notes due 2019, we dedesignated the related $2,000 million fair value hedge and terminated swaps in the notional amount of $1,000 million. At the same time, we redesignated the remaining $1,000 million notional amount of swaps as a fair value hedge of the remaining $1,000 million of 5% senior notes outstanding. For information related to charges recognized as a result of the dedesignation of the hedging relationship, see Note 5.

Our interest rate swaps are used as part of our current interest rate risk management strategy to achieve a desired proportion of variable versus fixed rate debt.

Under these arrangements, we exchange fixed-rate for floating-rate interest payments to effectively convert our fixed-rate debt to floating rate-debt. The fixed and variable cash payments for the interest rate swaps related to our 5% senior notes due 2019 are net settled semi-annually. The fixed and variable payments for the interest rate swaps related to our 6% senior notes due 2021 are settled semi-annually and monthly, respectively. The fixed and variable payments for the interest rate swaps related to our guaranteed notes due 2027 are settled quarterly. These payments are classified as Other, net, in the Cash flows from operating activities section of the Consolidated Statements of Cash Flows.

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

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in the fair value of the derivatives and changes in the value of the hedged items based on changes in the benchmark interest rate are recorded as Interest expense in our Consolidated Statements of Income. We evaluate the effectiveness of the hedging relationship quarterly and calculate the changes in the fair value of the derivatives and the underlying hedged items separately. There was no ineffectiveness for these hedging relationships in the three months ended March 31, 2017; however, we recognized a net gain of $9 million for the three months ended March 31, 2016.

At March 31, 2017, we had outstanding interest rate swap agreements with notional amounts of $1,000 million, maturing on April 15, 2019, $1,000 million, maturing on November 15, 2021, and $1,000 million, maturing on March 2, 2027.

Investments in marketable securities—The following table summarizes our investments in marketable securities:

	March 31,	December 31,
Millions of dollars	2017	2016
Short-term investments:
Available-for-sale securities, at fair value	$1,146	$1,073
Held-to-maturity securities, at cost	30	74

Total	$1,176	$1,147

The following table summarizes the amortized cost, gross unrealized gains and losses, and fair value of our available-for-sale and held-to maturity securities that are outstanding as of March 31, 2017 and December 31, 2016. Refer to Note 7 for additional information regarding the fair value of available-for-sale and held-to maturity securities.

	March 31, 2017
		Gross	Gross
		Unrealized	Unrealized	Fair
Millions of dollars	Cost	Gains	Losses	Value
Available-for-sale securities:
Commercial paper	$165	$—	$—	$165
Bonds	366	—	(1)	365
Certificates of deposit	258	—	—	258
Time deposits	9	—	—	9
Limited partnership investments	350	3	(4)	349

Total available-for-sale securities	$1,148	$3	$(5)	$1,146

Held-to-maturity securities:
Time deposits	$30	$—	$—	$30

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2016
		Gross	Gross
		Unrealized	Unrealized	Fair
Millions of dollars	Cost	Gains	Losses	Value
Available-for-sale securities:
Commercial paper	$232	$—	$—	$232
Bonds	141	—	—	141
Certificates of deposit	347	1	—	348
Limited partnership investments	350	2	—	352

Total available-for-sale securities	$1,070	$3	$—	$1,073

Held-to-maturity securities:
Time deposits	$74	$—	$—	$74

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

No losses related to other-than-temporary impairments of our available-for-sale and held-to-maturity investments have been recorded in Accumulated other comprehensive loss during the three months ended March 31, 2017 and the year ended December 31, 2016.

As of March 31, 2017, our available-for-sale securities had the following maturities: commercial paper securities held by the Company had maturities between three and twelve months; bonds had maturities between two and forty three months; certificates of deposit mature between two and twelve months; and limited partnership investments mature between one and three months. Our time deposits classified as held-to-maturity securities mature within three months.

The proceeds from maturities and sales of our available-for-sale securities during the three months ended March 31, 2017 and 2016 are summarized in the following table:

	Three Months Ended
	March 31,
Millions of dollars	2017	2016
Proceeds from maturities of securities	$338	$240
Proceeds from sales of securities	—	—

No gain or loss was realized in connection with the sales of our available-for-sale securities during the three months ended March 31, 2017 and 2016. The specific identification method was used to identify the cost of the securities sold and the amounts reclassified out of Accumulated other comprehensive loss into earnings.

During the three months ended March 31, 2017, we had maturities of our held-to-maturity securities totaling $44 million. We had no sales of our held-to-maturity securities and we had no transfers of investments classified as held-to-maturity to available-for-sale.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the fair value and unrealized losses related to available-for-sale and held-to-maturity securities that were in a continuous unrealized loss position for less than and greater than twelve months as of March 31, 2017 and December 31, 2016.

March 31, 2017
	Less than 12 months		Greater than 12 months
	Fair	Unrealized	Fair	Unrealized
Millions of dollars	Value	Loss	Value	Loss
Available-for-sale securities:
Limited partnership investments	$122	$(2)	$105	$(3)

December 31, 2016
	Less than 12 months		Greater than 12 months
	Fair	Unrealized	Fair	Unrealized
Millions of dollars	Value	Loss	Value	Loss
Available-for-sale securities:
Limited partnership investments	$—	$—	$105	$(3)

Financial Instruments—The following table summarizes financial instruments outstanding as of March 31, 2017 and December 31, 2016 that are measured at fair value on a recurring basis. Refer to Note 7 for additional information regarding the fair value of financial instruments.

		March 31, 2017		December 31, 2016
Millions of dollars	Balance Sheet Classification	Notional Amount	Fair Value	Notional Amount	Fair Value
Assets–
Derivatives designated as net investment hedges:
Basis swaps	Prepaid expenses and other current assets	$305	$12	$305	$15
Basis swaps	Other assets	139	5	139	6
Forward exchange contracts	Prepaid expenses and other current assets	299	8	299	10

Derivatives designated as cash flow hedges:
Cross-currency swaps	Other assets	2,300	269	2,300	276
Cross-currency swaps	Prepaid expenses and other current assets	—	18	—	9
Commodity swaps	Other assets	44	2	54	3
Commodity swaps	Prepaid expenses and other current assets	8	—	4	—

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

		March 31, 2017		December 31, 2016
Millions of dollars	Balance Sheet Classification	Notional Amount	Fair Value	Notional Amount	Fair Value
Forward-starting interest rate swaps	Other assets	400	3	200	1
Derivatives designated as fair value hedges:
Fixed-for-floating interest rate swaps	Other assets	1,850	2	2,000	10
Fixed-for-floating interest rate swaps	Prepaid expenses and other current assets	—	17	—	5

Derivatives not designated as hedges:
Commodities	Prepaid expenses and other current assets	40	1	68	2
Embedded derivatives	Prepaid expenses and other current assets	—	—	17	1
Foreign currency	Prepaid expenses and other current assets	—	—	11	—

Non-derivatives:
Available-for-sale securities	Short-term investments	1,143	1,146	1,069	1,073

		$6,528	$1,483	$6,466	$1,411

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

		March 31, 2017		December 31, 2016
Millions of dollars	Balance Sheet Classification	Notional Amount	Fair Value	Notional Amount	Fair Value
Liabilities–
Derivatives designated as net investment hedges:
Basis swaps	Other liabilities	$650	$18	$—	$—

Derivatives designated as cash flow hedges:
Forward-starting interest rate swaps	Other liabilities	600	11	800	16
Commodities	Accrued liabilities	8	—	—	—

Derivatives designated as fair value hedges:
Fixed-for-floating interest rate swaps	Other liabilities	1,150	7	600	4

Derivatives not designated as hedges:
Commodities	Accrued liabilities	25	2	30	1
Embedded derivatives	Accrued liabilities	57	4	73	10
Foreign currency	Accrued liabilities	81	—	28	1

Non-derivatives:
Performance share awards	Accrued liabilities	14	14	19	19
Performance share awards	Other liabilities	14	14	22	22

		$2,599	$70	$1,572	$73

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the pretax effect of derivative instruments and non-derivative instruments designated as net investment hedges charged directly to income:

	Effect of Financial Instruments
	Three Months Ended March 31, 2017
Millions of dollars	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI to Income	Additional Gain (Loss) Recognized in Income	Income Statement Classification
Derivatives designated as net investment hedges:
Basis swaps	$(20)	$—	$—	Other income, net
Forward exchange contracts	(2)	—	—	Other income, net

Derivatives designated as cash-flow hedges:
Cross-currency swaps	(7)	25	—	Other income, net
Forward-starting interest rate swaps	7	—	—	Interest expense
Commodities	(2)	—	—	Cost of sales

Derivatives designated as fair value hedges:
Fixed-for-floating interest rate swaps	—	—	(1)	Interest expense

Derivatives not designated as hedges:
Commodities	—	—	(1)	Sales and other operating revenues
Embedded derivatives	—	—	(11)	Cost of sales
Foreign currency	—	—	(1)	Other income, net

Non-derivatives designated as net investment hedges:
Euro notes payable	(10)	—	—	Other income, net

	$(34)	$25	$(14)

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended March 31, 2016
Millions of dollars	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI to Income	Additional Gain (Loss) Recognized in Income	Income Statement Classification
Derivatives designated as net investment hedges:
Basis swaps	$(40)	$—	$—	Other income, net
Forward exchange contracts	(30)	—	—	Other income, net
Derivatives designated as cash-flow hedges:
Cross-currency swaps	(106)	90	—	Other income, net
Forward-starting interest rate swaps	(88)	—	(1)	Interest expense
Derivatives designated as fair value hedges:
Fixed-for-floating interest rate swaps	—	—	33	Interest expense
Derivatives not designated as hedges:
Commodities	—	—	(1)	Sales and other
				operating revenues
Commodities	—	—	6	Cost of sales
Embedded derivatives	—	—	(8)	Cost of sales
Foreign currency	—	—	19	Other income, net
Non-derivatives designated as net investment hedges:
Euro notes payable	(4)	—	—	Other income, net

	$(268)	$90	$48

The pretax effect of the gains (losses) recognized in income for our fixed-for-floating interest rate swaps includes the net value of interest accrued of $7 million and $6 million during the three months ended March 31, 2017 and 2016, respectively.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	Fair Value Measurement

The following table presents the financial instruments outstanding as of March 31, 2017 and December 31, 2016 that are measured at fair value on a recurring basis.

	March 31, 2017
Millions of dollars	Fair Value	Level 1	Level 2	Level 3
Assets–
Derivatives:
Basis swaps	$17	$—	$17	$—
Cross-currency swaps	287	—	287	—
Forward exchange contracts	8	—	8	—
Forward-starting interest rate swaps	3	—	3	—
Fixed-for-floating interest rate swaps	19	—	19	—
Commodities	3	1	2	—
Non-derivatives:
Available-for-sale securities	797	—	797	—
Available-for-sale securities measured at net asset value*	349

	$1,483	$1	$1,133	$—

Liabilities–
Derivatives:
Basis swaps	$18	$—	$18	$—
Forward-starting interest rate swaps	11	—	11	—
Fixed-for-floating interest rate swaps	7	—	7	—
Commodities	2	2	—	—
Embedded derivatives	4	—	4	—
Non-derivatives:
Performance share awards	28	28	—	—

	$70	$30	$40	$—

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2016
Millions of dollars	Fair Value	Level 1	Level 2	Level 3
Assets–
Derivatives:
Basis swaps	$21	$—	$21	$—
Cross-currency swaps	285	—	285	—
Forward exchange contracts	10	—	10	—
Forward-starting interest rate swaps	1	—	1	—
Fixed-for-floating interest rate swaps	15	—	15	—
Commodities	5	2	3	—
Embedded derivatives	1	—	1	—
Non-derivatives:
Available-for-sale securities	738	—	738	—
Available-for-sale securities measured at net asset value*	335

	$1,411	$2	$1,074	$—

Liabilities–
Derivatives:
Forward-starting interest rate swaps	$16	$—	$16	$—
Fixed-for-floating interest rate swaps	4	—	4	—
Commodities	1	1	—	—
Embedded derivatives	10	—	10	—
Foreign currency	1	—	1	—
Non-derivatives:
Performance share awards	41	41	—	—

	$73	$42	$31	$—

*	In accordance with Fair Measurement Topic 820, Subtopic 10, certain investments measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The amounts presented in this table are intended to facilitate reconciliation to the Consolidated Balance Sheets.

The fair value of the commodities assets classified as Level 2 is associated with our commodity swaps designated as cash-flow hedges. The fair values of the commodities assets and liabilities classified as Level 1 are associated with our commodity derivatives not designated as hedges.

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2017 and the year ended December 31, 2016.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the carrying value and estimated fair value of our financial instruments that are not measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016. Short-term loans receivable, which represent our repurchase agreements, and short-term and long-term debt, are recorded at amortized cost in the Consolidated Balance Sheets. The carrying and fair values of short-term and long-term debt exclude capital leases.

	March 31, 2017
Millions of dollars	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Non-derivatives:
Assets:
Short-term loans receivable	$497	$497	$—	$497	$—

Liabilities:
Short-term debt	$57	$63	$—	$63	$—
Long-term debt	8,415	9,156	—	9,155	1

Total	$8,472	$9,219	$—	$9,218	$1

	December 31, 2016
Millions of dollars	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Non-derivatives:
Assets:
Short-term loans receivable	$369	$369	$—	$369	$—

Liabilities:
Short-term debt	$90	$98	$—	$98	$—
Long-term debt	8,382	9,147	—	9,146	1

Total	$8,472	$9,245	$—	$9,244	$1

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

8.	Pension and Other Postretirement Benefits

Net periodic pension benefits included the following cost components for the periods presented:

	Three Months Ended March 31,
	2017		2016
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$12	$9	$11	$8
Interest cost	15	5	22	8
Expected return on plan assets	(30)	(4)	(35)	(6)
Actuarial and investment loss amortization	5	4	5	2

Net periodic pension benefit costs	$2	$14	$3	$12

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net periodic other postretirement benefits included the following cost components for the periods presented:

	Three Months Ended March 31,
	2017		2016
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$1	$1	$1	$1
Interest cost	2	—	3	—
Actuarial loss amortization	—	1	—	1

Net periodic benefit costs	$3	$2	$4	$2

The total net periodic cost of our pension and other postretirement benefit plans were as follows:

	Three Months Ended March 31,
Millions of dollars	2017	2016
Pension plans	$16	$15
Other postretirement benefit plans	5	6

Net periodic benefit costs	$21	$21

9.	Income Taxes

Our effective income tax rate for the three months ended March 31, 2017 was 28.1% compared with 29.5% for the three months ended March 31, 2016. Our effective income tax rate fluctuates based on, among other factors, changes in pretax income in countries with varying statutory tax rates, the U.S. domestic production activity deduction, changes in valuation allowances, changes in foreign exchange gains/losses, the amount of exempt income, and changes in unrecognized tax benefits associated with uncertain tax positions.

Compared with the three months ended March 31, 2016, the lower effective tax rate for the three months ended March 31, 2017 was primarily attributable to a reduction in foreign exchange gains, changes in pretax income in countries with varying statutory tax rates, adjustments to our deferred tax liabilities, partially offset by fluctuations in valuation allowances and local taxes.

We monitor income tax developments (including, for example, the U.S. tax reform proposals and the European Union’s state aid investigations) in countries where we conduct business. In October 2016, the U.S. Treasury issued final Section 385 debt-equity regulations that may impact our internal financings. Recently, there has been an increase in attention, both in the U.K. and globally, to the tax practices of multinational companies, including proposals by the Organization for Economic Cooperation and Development with respect to base erosion and profit shifting. Such attention may result in legislative changes that could affect our tax rate. Management does not believe that recent changes in income tax laws will have a material impact on our Consolidated Financial Statements, although new or proposed changes to tax laws could affect our tax liabilities in the future.

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

Environmental Remediation—Our accrued liability for future environmental remediation costs at current and former plant sites and other remediation sites totaled $94 million and $95 million as of March 31, 2017 and December 31, 2016, respectively. At March 31, 2017, the accrued liabilities for individual sites range from less than $1 million to $15 million. The remediation expenditures are expected to occur over a number of years, and not to be concentrated in any single year. In our opinion, it is reasonably possible that losses in excess of the liabilities recorded may have been incurred. However, we cannot estimate any amount or range of such possible additional losses. New information about sites, new technology or future developments such as involvement in investigations by regulatory agencies, could require us to reassess our potential exposure related to environmental matters.

The following table summarizes the activity in our accrued environmental liability included in “Accrued liabilities” and “Other liabilities”:

	Three Months Ended March 31,
Millions of dollars	2017	2016
Beginning balance	$95	$106
Changes in estimates	—	(1)
Amounts paid	(2)	(2)
Foreign exchange effects	1	3

Ending balance	$94	$106

Access Indemnity Demand—In December 2010, one of our subsidiaries received demand letters from affiliates of Access Industries (collectively, “Access Entities”), a more than five percent shareholder of the Company, demanding indemnity for losses, including attorney’s fees and expenses, arising out of a pending lawsuit styled Edward S. Weisfelner, as Litigation Trustee of the LB Litigation Trust v. Leonard Blavatnik, et al., Adversary Proceeding No. 09-1375 (REG), in the United States Bankruptcy Court, Southern District of New York. In the Weisfelner lawsuit, the plaintiffs seek to recover from Access the return of all amounts earned by the Access Entities related to their purchase of shares of Lyondell Chemical prior to its acquisition by Basell AF S.C.A.; distributions by Basell AF S.C.A. to its shareholders before it acquired Lyondell Chemical; and management and transaction fees and expenses. Trial of the lawsuit was held in October 2016. In April 2017, the court awarded $7.2 million to the plaintiffs and denied all other relief. This ruling remains subject to potential appeal by the parties.

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

Although the court issued a ruling in Weisfelner in April 2017 as noted above, it remains subject to potential appeal by the parties. Accordingly, we cannot at this time estimate the reasonably possible loss or range of loss that may be incurred in the Weisfelner lawsuit; therefore, we cannot estimate the loss that may be sought by way of indemnity.

409A Matter—Certain of the Company’s current and former executives were being audited by the Internal Revenue Service for the 2012 tax year regarding the treatment of their Company stock options under Section 409A of the Internal Revenue Code. In early 2017, the audits were settled and the Company has incurred an aggregate of $1.7 million for all liabilities relating to the 2012 tax year. The Company believes that any additional future liability that may arise related to this issue will not be material.

Indemnification—We are parties to various indemnification arrangements, including arrangements entered into in connection with acquisitions, divestitures and the formation and dissolution of joint ventures. Pursuant to these arrangements, we provide indemnification to and/or receive indemnification from other parties in connection with liabilities that may arise in connection with the transactions and in connection with activities prior to completion of the transactions. These indemnification arrangements typically include provisions pertaining to third party claims relating to environmental and tax matters and various types of litigation. As of March 31, 2017, we had not accrued any significant amounts for our indemnification obligations, and we are not aware of other circumstances that would likely lead to significant future indemnification obligations. We cannot determine with certainty the potential amount of future payments under the indemnification arrangements until events arise that would trigger a liability under the arrangements.

As part of our technology licensing contracts, we give indemnifications to our licensees for liabilities arising from possible patent infringement claims with respect to certain proprietary licensed technologies. Such indemnifications have a stated maximum amount and generally cover a period of five to ten years.

11.	Stockholders’ Equity

Dividend Distributions—On March 13, 2017, we paid a cash dividend of $0.85 per share for an aggregate of $343 million to shareholders of record on March 6, 2017.

Share Repurchase Programs—During the second quarter of 2016, we completed the repurchase of shares under a share repurchase program approved by our shareholders in May 2015 (“May 2015 Share Repurchase Program”). We were authorized to purchase up to 10% of our outstanding shares under this program. In May 2016, our shareholders approved a proposal to authorize us to repurchase up to an additional 10% of our outstanding ordinary shares through November 2017 (“May 2016 Share Repurchase Program”). These repurchases, which are determined at the discretion of our Management Board, may be executed from time to time through open market or privately negotiated transactions. The repurchased shares, which are recorded at cost, are recorded as Treasury stock and may be retired or used for general corporate purposes, including for various employee benefit and compensation plans.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes our share repurchase activity for the periods presented:

	Three Months Ended March 31, 2017
Millions of dollars, except shares and per share amounts	Shares Repurchased	Average Purchase Price	Total Purchase Price, Including Commissions
May 2016 Share Repurchase Program	1,533,713	$90.64	$139

	Three Months Ended March 31, 2016
Millions of dollars, except shares and per share amounts	Shares Repurchased	Average Purchase Price	Total Purchase Price, Including Commissions
May 2015 Share Repurchase Program	12,294,388	$78.70	$968

Due to the timing of settlements, total cash paid for share repurchases for the three months ended March 31, 2017 and 2016 was $160 million and $986 million, respectively.

Ordinary Shares—The changes in the outstanding amounts of ordinary shares are as follows:

	Three Months Ended March 31,
	2017	2016
Ordinary shares outstanding:
Beginning balance	404,046,331	440,150,069
Share-based compensation	237,758	284,818
Warrants exercised	4,099	—
Employee stock purchase plan	26,909	17,855
Purchase of ordinary shares	(1,533,713)	(12,294,388)

Ending balance	402,781,384	428,158,354

Treasury Shares—The changes in the amounts of treasury shares held by the Company are as follows:

	Three Months Ended March 31,
	2017	2016
Ordinary shares held as treasury shares:
Beginning balance	174,389,139	138,285,201
Share-based compensation	(237,758)	(284,818)
Warrants exercised	509	—
Employee stock purchase plan	(26,909)	(17,855)
Purchase of ordinary shares	1,533,713	12,294,388

Ending balance	175,658,694	150,276,916

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accumulated Other Comprehensive Income (Loss)—The components of, and after-tax changes in, Accumulated other comprehensive income (loss) as of and for the three months ended March 31, 2017 and 2016 are presented in the following table:

Millions of dollars	Financial Derivatives	Net Unrealized Holding Gains on Investments	Net Unrealized Holding Gains (Losses) Attributable to Equity Investees	Defined Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustments	Total
Balance – January 1, 2017	$(75)	$1	$—	$(498)	$(939)	$(1,511)
Other comprehensive income (loss) before reclassifications	4	(3)	11	—	36	48
Amounts reclassified from accumulated other comprehensive loss	18	—	—	7	—	25

Net other comprehensive income (loss)	22	(3)	11	7	36	73

Balance – March 31, 2017	$(53)	$(2)	$11	$(491)	$(903)	$(1,438)

Balance – January 1, 2016	$(79)	$(5)	$—	(428)	$(926)	$(1,438)
Other comprehensive income (loss) before reclassifications	(141)	(6)	—	—	93	(54)
Amounts reclassified from accumulated other comprehensive loss	90	—	—	5	—	95

Net other comprehensive income (loss)	(51)	(6)	—	5	93	41

Balance – March 31, 2016	$(130)	$(11)	$—	$(423)	$(833)	$(1,397)

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amounts reclassified out of each component of Accumulated other comprehensive loss are as follows:

	Three Months Ended March 31,		Affected Line Item on the Consolidated Statements of Income
Millions of dollars	2017	2016
Reclassification adjustments for:
Defined pension and other postretirement benefit plan items:
Amortization of:
Actuarial loss	$10	$8
Financial derivatives:
Cross-currency swaps	25	90	Other income, net

Reclassifications, before tax	35	98
Income tax expense	10	3	Provision for income taxes

Amounts reclassified out of Accumulated other comprehensive loss	$25	$95

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

Earnings per share data and dividends declared per share of common stock are as follows:

	Three Months Ended March 31,
	2017		2016
	Continuing	Discontinued	Continuing	Discontinued
Millions of dollars	Operations	Operations	Operations	Operations
Net income (loss)	$805	$(8)	$1,030	$—
Less: net loss attributable to non-controlling interests	—	—	—	—

Net income (loss) attributable to the Company shareholders	805	(8)	1,030	—
Net income attributable to participating securities	(1)	—	(1)	—

Net income (loss) attributable to ordinary shareholders – basic and diluted	$804	$(8)	$1,029	$—

Millions of shares, except per share data
Basic weighted average common stock outstanding	403	403	433	433
Effect of dilutive securities:
MTI, QPA and PSU awards	—	—	1	1

Potential dilutive shares	403	403	434	434

Earnings (loss) per share:
Basic	$2.00	$(0.02)	$2.38	$—

Diluted	$2.00	$(0.02)	$2.37	$—

Millions of shares, except per share data
Participating securities	0.4	0.4	0.4	0.4

Dividends declared per share of common stock	$0.85	$—	$0.78	$—

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.	Segment and Related Information

Our operations are managed through five operating segments, as shown below. We disclose the results of each of our operating segments in accordance with ASC 280, Segment Reporting. Each of our operating segments is managed by a senior executive reporting directly to our Chief Executive Officer, the chief operating decision maker. Discrete financial information is available for each of the segments, and our Chief Executive Officer uses the operating results of each of the operating segments for performance evaluation and resource allocation. The activities of each of our segments from which they earn revenues and incur expenses are described below:

•	Olefins and Polyolefins–Americas (“O&P–Americas”). Our O&P–Americas segment produces and markets olefins and co-products, polyethylene and polypropylene.

•	Olefins and Polyolefins–Europe, Asia, International (“O&P–EAI”). Our O&P–EAI segment produces and markets olefins and co-products, polyethylene, and polypropylene, including polypropylene compounds.

•	Intermediates and Derivatives (“I&D”). Our I&D segment produces and markets propylene oxide and its co-products and derivatives, oxyfuels and related products and intermediate chemicals such as styrene monomer, acetyls, ethylene oxide and ethylene glycol.

•	Refining. Our Refining segment refines heavy, high-sulfur crude oils and other crude oils of varied types and sources available on the U.S. Gulf Coast into refined products, including gasoline and distillates.

•	Technology. Our Technology segment develops and licenses chemical and polyolefin process technologies and manufactures and sells polyolefin catalysts.

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

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized financial information concerning reportable segments is shown in the following table for the periods presented:

	Three Months Ended March 31, 2017
Millions of dollars	O&P– Americas	O&P– EAI	I&D	Refining	Technology	Other	Total
Sales and other operating revenues:
Customers	$1,999	$2,967	$2,121	$1,250	$93	$—	$8,430
Intersegment	605	57	29	103	27	(821)	—

	2,604	3,024	2,150	1,353	120	(821)	8,430

Income from equity investments	14	66	1	—	—	—	81
EBITDA	723	529	339	(30)	60	(4)	1,617

	Three Months Ended March 31, 2016
Millions of dollars	O&P– Americas	O&P– EAI	I&D	Refining	Technology	Other	Total
Sales and other operating revenues:
Customers	$1,595	$2,545	$1,676	$821	$106	$—	$6,743
Intersegment	520	33	26	134	26	(739)	—

	2,115	2,578	1,702	955	132	(739)	6,743

Income from equity investments	22	69	—	—	—	—	91
EBITDA	878	509	326	14	83	(3)	1,807

Operating results for our O&P–Americas segment include a $31 million gain on the sale of a Lake Charles, Louisiana site in the first quarter of 2017. Our I&D segment results for the first quarter of 2017 include charges totaling $38 million primarily related to the settlement of precious metal financings.

Operating results for our O&P–EAI segment included a non-cash charge of $40 million in the first quarter of 2016 related to a lower of cost or market (“LCM”) inventory valuation adjustment driven primarily by declines in prices of several of our polyolefins products and naphtha. Operating results for our I&D segment reflected a non-cash charge of $28 million in the first quarter of 2016 related to an LCM inventory valuation adjustment primarily driven by declines in the prices of benzene and styrene. Our O&P–Americas and O&P–EAI segments also benefited from gains of $57 million and $21 million, respectively, related to the first quarter 2016 sale of our wholly owned subsidiary, Petroken Petroquimica Ensenada S.A.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of EBITDA to Income from continuing operations before income taxes is shown in the following table for each of the periods presented:

	Three Months Ended March 31,
Millions of dollars	2017	2016
EBITDA:
Total segment EBITDA	$1,621	$1,810
Other EBITDA	(4)	(3)
Less:
Depreciation and amortization expense	(296)	(268)
Interest expense	(207)	(82)
Add:
Interest income	6	5

Income from continuing operations before income taxes	$1,120	$1,462

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

OVERVIEW

We began 2017 with improved results over the fourth quarter of 2016 in our O&P–Americas, O&P–EAI and I&D segments. Olefins and polyolefins demand continued to be solid across all regions. The I&D segment benefited from improved first quarter profitability for styrene and methanol. Our refinery performed planned maintenance on the fluid catalytic cracker unit, completed repairs on one of our two crude distillation units and fully commissioned our investment for the production of Tier 3 low-sulfur gasoline during the first quarter. We expect our Refining segment to benefit from the completion of this work. Significant items that affected our results during the first quarter of 2017 relative to the first quarter of 2016 include:

•	Lower polyolefins margins in O&P–Americas in first quarter 2017 due to higher feedstock costs and more balanced market conditions compared to a very strong first quarter 2016; Olefins margins impacted by turnaround activity;

•	Strong European polyolefins results in O&P–EAI;

•	Higher margins for intermediate chemicals products and oxyfuels and related products in our I&D segment due mainly to industry outages and an increase in crude oil prices; and

•	Lower refining results due to lower yields associated with turnaround activities in the first quarter of 2017.

Other noteworthy items since the beginning of the year include the following:

•	Issuance of $1,000 million of 3.5% guaranteed notes due 2027 in March 2017, used to redeem $1,000 million aggregate principal amount of our outstanding 5% senior notes due 2019; and

•	Repurchases of approximately 1.5 million of our outstanding ordinary shares during the first quarter of 2017.

Results of operations for the periods discussed are presented in the table below:

	Three Months Ended March 31,
Millions of dollars	2017	2016
Sales and other operating revenues	$8,430	$6,743
Cost of sales	6,991	5,166
Selling, general and administrative expenses	204	193
Research and development expenses	25	24

Operating income	1,210	1,360
Interest expense	(207)	(82)
Interest income	6	5
Other income, net	30	88
Income from equity investments	81	91
Provision for income taxes	315	432

Income from continuing operations	805	1,030
Loss from discontinued operations, net of tax	(8)	—

Net income	$797	$1,030

RESULTS OF OPERATIONS

Revenues—Revenues increased by $1,687 million, or 25%, in the first quarter of 2017 compared to the first quarter of 2016.

Higher average sales prices driven by the increase in feedstock prices correlated with the movement in crude oil prices led to a 24% increase in revenue. A 2% increase in first quarter 2017 revenues associated with higher volumes was largely attributable to higher volumes in our O&P–Americas segment in the first quarter of 2017.

The remaining change in first quarter 2017 revenues is attributable to unfavorable foreign exchange impacts.

Cost of Sales—Cost of sales increased by $1,825 million, or 35%, in the first quarter of 2017 compared to the first quarter of 2016 primarily due to the increase in feedstock and energy costs.

Cost of sales in the first quarter of 2016 included non-cash LCM inventory valuation charges in our O&P–EAI and I&D segments totaling $68 million.

Operating Income—Operating income decreased by $150 million in the first quarter of 2017 compared to the first quarter of 2016.

Operating income for the first quarter of 2016 reflects the impact of the $68 million LCM inventory valuation adjustment discussed above. Including this impact, operating income for the first quarter of 2017 declined relative to the first quarter of 2016 by $148 million, $40 million and $23 million in our O&P–Americas, Refining and Technology segments, respectively. These negative impacts were offset in part by improvements of $43 million and $14 million in our O&P–EAI and I&D segments. Results for each of our business segments are discussed further in the “Segment Analysis” section below.

Interest Expense—Interest expense in the first quarter of 2017 increased by $125 million compared to the first quarter of 2016.

In March 2017, we recognized charges totaling $113 million related to the redemption of $1,000 million of our outstanding 5% senior notes due 2019. These charges included $65 million of prepayment premiums, $44 million for the write-off of the fair value adjustment associated with fair value hedges and $4 million for the write-off of associated unamortized debt issuance costs.

Increased interest expense related to debt issuances in March 2017 of our 3.5% guaranteed notes due 2027 and in March 2016 of our 1.875% guaranteed notes due 2022 was offset in part by a reduction in interest expense associated with our 5% senior notes due 2019 resulting in a net $4 million increase in interest expense in the first quarter of 2017. The reduced benefit from our fixed-for-floating interest rate swaps also resulted in an $8 million increase in interest expense during the first quarter of 2017. For additional information related to the repayment of debt, see Note 5.

Other Income, Net—Other income, net of $30 million in the first quarter of 2017 reflects a decrease of $58 million relative to the same period in 2016. In the first quarter of 2017, we recognized a $31 million gain on the sale of a Lake Charles, Louisiana site, which was allocated to our O&P–Americas segment. We also recognized a $78 million gain related to the sale of our wholly owned Argentine subsidiary in the first quarter of 2016. We allocated $57 million and $21 million of this gain to our O&P–Americas and O&P–EAI segments, respectively.

Income Tax—Our effective income tax rate for the first quarter of 2017 was 28.1% compared with 29.5% for the first quarter of 2016. Our effective tax rate fluctuates based on, among other factors, changes in pretax income in countries with varying statutory tax rates, the U.S. domestic production activity deduction, changes in valuation allowances, changes in foreign exchange gains/losses, the amount of exempt income, and changes in unrecognized tax benefits associated with uncertain tax positions.

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

Compared with the first quarter of 2016, the lower effective tax rate for the first quarter of 2017 was primarily attributable to a reduction in foreign exchange gains (-0.7%), changes in pretax income in countries with varying statutory tax rates (-0.4%), adjustments to our deferred tax liabilities (-2.2%), partially offset by fluctuations in valuation allowances (1.1%) and local taxes (0.6%).

We monitor income tax developments (including, for example, the U.S. tax reform proposals and the European Union’s state aid investigations) in countries where we conduct business. In October 2016 the U.S. Treasury issued final Section 385 debt-equity regulations that may impact our internal financings. Recently, there has been an increase in attention, both in the U.K. and globally, to the tax practices of multinational companies, including proposals by the Organization for Economic Cooperation and Development with respect to base erosion and profit shifting. Such attention may result in legislative changes that could affect our tax rate. Management does not believe that recent changes in income tax laws will have a material impact on our Consolidated Financial Statements, although new or proposed changes to tax laws could affect our tax liabilities in the future.

Comprehensive Income—Comprehensive income decreased by $201 million in the first quarter of 2017 compared to the same period in 2016. This decrease reflects lower net income, the favorable impacts of financial derivative adjustments and the net unfavorable impact of unrealized net changes in foreign currency translation adjustments.

In the first quarter of 2017, we had pre-tax losses of $35 million, which represent the effective portion of the unrealized losses of our financial instruments designated as net investment hedges.

In the first quarter of 2017, the cumulative effects of our derivatives designated as cash flow hedges were losses of $2 million. The euro strengthened against the U.S. dollar in the first quarter of 2017 resulting in pre-tax losses of $7 million in the first quarter of 2017 related to our cross currency swaps.

Pre-tax gains of $25 million related to our cross currency swaps were reclassification adjustments included in net income in the first quarter of 2017. Unrealized gains of $7 million in the first quarter of 2017 related to forward-starting interest rate swaps were driven by decreases in benchmark interest rates during those periods.

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

	Three Months Ended March 31,
Millions of dollars	2017	2016
Sales and other operating revenues:
O&P–Americas segment	$2,604	$2,115
O&P–EAI segment	3,024	2,578
I&D segment	2,150	1,702
Refining segment	1,353	955
Technology segment	120	132
Other, including intersegment eliminations	(821)	(739)

Total	$8,430	$6,743

Operating income:
O&P–Americas segment	$559	$707
O&P–EAI segment	401	358
I&D segment	269	255
Refining segment	(70)	(30)
Technology segment	50	73
Other, including intersegment eliminations	1	(3)

Total	$1,210	$1,360

Depreciation and amortization:
O&P–Americas segment	$118	$90
O&P–EAI segment	59	55
I&D segment	69	70
Refining segment	40	43
Technology segment	10	10

Total	$296	$268

Income from equity investments:
O&P–Americas segment	$14	$22
O&P–EAI segment	66	69

	Three Months Ended March 31,
Millions of dollars	2017	2016
I&D segment	1	—

Total	$81	$91

Other income (expense):
O&P–Americas segment	$32	$59
O&P–EAI segment	3	27
I&D segment	—	1
Refining segment	—	1
Other, including intersegment eliminations	(5)	—

Total	$30	$88

EBITDA:
O&P–Americas segment	$723	$878
O&P–EAI segment	529	509
I&D segment	339	326
Refining segment	(30)	14
Technology segment	60	83
Other, including intersegment eliminations	(4)	(3)

Total	$1,617	$1,807

Olefins and Polyolefins–Americas Segment

Overview—First quarter 2017 segment results primarily reflect lower polyolefins results compared to a very strong first quarter of 2016. EBITDA for the first quarter of 2017 also included a $31 million gain on the sale of a Lake Charles, Louisiana site. EBITDA for the first quarter of 2016 included a $57 million gain on the sale of our wholly owned Argentine subsidiary.

Ethylene Raw Materials—Production economics for the industry have favored natural gas liquids (“NGLs”) in recent years. While ethane continues to be the preferred U.S. olefins feedstock over time, there were periods during the first quarter of 2017 when crude oil based liquids (“heavy liquids”), had comparable or favored economics. These favorable economics resulted from co-product price increases, a more significant component of heavy liquid economics than for ethane, which outpaced feedstock price increases during the quarter. We produced approximately 87% and 90% of our U.S. ethylene production from NGLs during the first quarters of 2017 and 2016, respectively.

The following table sets forth selected financial information for the O&P–Americas segment including Income from equity investments, which is a component of EBITDA.

	Three Months Ended March 31,
Millions of dollars	2017	2016
Sales and other operating revenues	$2,604	$2,115
Income from equity investments	14	22
EBITDA	723	878

Revenues—Revenues for our O&P–Americas segment increased by $489 million, or 23%, in the first quarter of 2017 compared to the first quarter of 2016.

Average sales prices for most products increased in the first quarter of 2017, consistent with feedstock prices that are correlated with the price of crude oil, which increased relative to the first quarter of 2016. These higher sales prices were responsible for a 22% increase in first quarter 2017 revenues.

Higher first quarter 2017 volumes stemming from higher sales of ethylene led to a 1% increase in revenues.

EBITDA—EBITDA decreased by $155 million, or 18%, in the first quarter of 2017 compared to the first quarter of 2016.

Polyethylene and polypropylene margins declined by 3 cents per pound and 14 cents per pound, respectively, in the first quarter of 2017 due largely to increased prices for ethylene and propylene feedstock. These declines were partly offset by a 3 cent per pound increase in olefins margins, which themselves were negatively impacted by turnaround activity in the first quarter of 2017. These margin impacts led to a 17% decrease in EBITDA while lower income from our equity investments relative to the prior year period resulted in a 1% decline in EBITDA. The net impact of the gain on sale of our wholly owned Argentine subsidiary in the first quarter of 2016 and the first quarter 2017 gain on sale of the Lake Charles, Louisiana site resulted in a 3% decrease in EBITDA over the prior year. These collective decreases were slightly offset by a 3% increase in EBITDA attributed to the change in volumes.

Olefins and Polyolefins–Europe, Asia, International Segment

Overview—Higher operating results for the first quarter of 2017 reflect the absence of a $40 million non-cash LCM inventory valuation charge and a $21 million gain on sale of our wholly owned Argentine subsidiary recognized in the first quarter of 2016.

The following table sets forth selected financial information for the O&P–EAI segment including Income from equity investments, which is a component of EBITDA.

	Three Months Ended March 31,
Millions of dollars	2017	2016
Sales and other operating revenues	$3,024	$2,578
Income from equity investments	66	69
EBITDA	529	509

Revenues—Revenues increased by $446 million, or 17%, in the first quarter of 2017 compared to the first quarter of 2016.

Average sales prices in the first quarter of 2017 were higher across most products as sales prices generally correlate with crude oil prices, which on average, significantly increased compared to the first quarter of 2016. Sales volumes were higher across most businesses due to better product availability compared to the first quarter of 2016, which was affected by turnaround activity and inventory requirements. These higher average sales prices and sales volumes were responsible for revenue increases of 18% and 1%, respectively, in the first quarter of 2017.

These beneficial impacts to revenue were partially offset in the first quarter 2017 by the 2% revenue decrease stemming from the unfavorable translation impacts due to a slightly weaker euro versus the U.S. dollar.

EBITDA—EBITDA increased by $20 million, or 4%, in the first quarter of 2017 compared to the first quarter of 2016.

Higher volumes in the first quarter of 2017 relative to the corresponding prior year period led to a 5% increase in EBITDA. An additional 4% increase in EBITDA resulted from the net $19 million increase related to the absence of the first quarter 2016 non-cash LCM inventory valuation charge and the gain on the sale of our Argentine subsidiary discussed above.

These beneficial impacts were offset in part by a 2% decrease in EBITDA attributable to a lower polyolefins margins in Europe, which declined mainly due to a 4 cents per pound decrease in polyethylene spreads.

EBITDA during the period also reflected decreases of 2% from the impact of unfavorable foreign exchange impacts and 1% related to lower income from our equity investments.

Intermediates and Derivatives Segment

Overview— Our I&D segment’s operating results for the first quarter of 2017 were higher than the first quarter of 2016, as margins for intermediate chemicals products benefited from industry supply constraints. The settlement of precious metal financings resulted in a $31 million negative impact on first quarter 2017 operating results as compared to the prior year period.

Operating results for the first quarter of 2016 included a $28 million non-cash LCM inventory charge.

The following table sets forth selected financial information for the I&D segment including Income from equity investments, which is a component of EBITDA.

	Three Months Ended March 31,
Millions of dollars	2017	2016
Sales and other operating revenues	$2,150	$1,702
Income from equity investments	1	—
EBITDA	339	326

Revenues—Revenues increased by $448 million, or 26%, in the first quarter of 2017 compared to the first quarter of 2016.

Higher average sales prices in the first quarter of 2017 for most products, which reflect the impacts of higher feedstock and energy costs and recent industry supply constraints, were responsible for a revenue increase of 29%. This increase was partially offset by a 1% revenue decrease resulting from the impact of unfavorable foreign exchange in the current year period.

A further reduction in revenues resulting from a 2% volume driven decline in the first quarter of 2017 relative to the first quarter 2016 was driven by timing of export shipments of oxyfuels.

EBITDA—EBITDA increased $13 million, or 4%, in the first quarter of 2017 compared to the first quarter of 2016.

Margin improvements for intermediate chemicals products and oxyfuels and related products resulted in a 9% increase in first quarter 2017 EBITDA. Higher sales prices supported by recent industry supply constraints outpaced the increase in feedstock costs for intermediate chemicals, styrene and acetyls. Oxyfuels and related product margins benefited from an approximate $20 per barrel increase in crude oil prices which more than offset the higher cost of feedstocks.

These margin improvements were partly offset by a 4% decrease in EBITDA related to the volume decline discussed above. An additional 1% decrease in first quarter 2017 EBITDA reflected the net impact of the $31 million unfavorable impact associated with the settlement of precious metal financings, and the absence of the $28 million first quarter 2016 LCM inventory valuation adjustment discussed above.

Refining Segment

Overview—Results for our Refining segment in the first quarter of 2017 compared to the first quarter of 2016 were lower due to the impact of the planned turnaround of our fluid catalytic cracker unit and maintenance on one of our crude units. The impact of these 2017 outages reduced profitability more than the crude and coker unit turnarounds in the first quarter of 2016.

The following table sets forth selected financial information and heavy crude oil processing rates for the Refining segment and the U.S. refining market margins for the applicable periods. Light Louisiana Sweet, is a light, sweet crude oil, while “Maya” is a heavy, sour crude oil. References to industry benchmarks for refining market margins are to industry prices reported by Platts, a division of S&P Global.

	Three Months Ended March 31,
Millions of dollars	2017	2016
Sales and other operating revenues	$1,353	$955
EBITDA	(30)	14

Heavy crude processing rates, thousands of barrels per day	202	186

Market margins, dollars per barrel
Light crude oil – 2-1-1	$11.86	$8.67
Light crude – Maya differential	8.78	9.19

Total Maya 2-1-1	$20.64	$17.86

Revenues—Revenues increased by $398 million, or 42%, in the first quarter of 2017 compared to the first quarter of 2016.

Total revenues increased on significantly higher product prices due to an increase in average crude oil prices of approximately $20 per barrel compared to the first quarter of 2016. This increase in prices resulted in a 47% increase in revenues compared to the same period in 2016. Although average heavy oil crude processing rates in the first quarter of 2017 increased 9% over the prior year period, the turnaround of our fluid catalytic processing resulted in lower sales volumes and a corresponding 5% decrease in revenues during the period.

EBITDA—EBITDA decreased by $44 million, or 314%, in the first quarter of 2017 compared to the first quarter of 2016.

The decrease was driven by a turnaround on the fluid catalytic cracker unit reducing the yield value of crude oil processed in the quarter. The reduction in yield value was largely responsible for a 343% decline in EBITDA. Increased heavy crude oil processing rates were responsible for a 29% increase in first quarter 2017 EBITDA relative to the first quarter of 2016. The shutdown of a crude unit for maintenance in the first quarter of 2017 had less of an impact on processing rates than the turnaround in the first quarter of 2016.

Technology Segment

Overview—Operating results for the Technology segment reflect lower licensing revenues in the first quarter of 2017 compared to the prior year period.

The following table sets forth selected financial information for the Technology segment:

	Three Months Ended March 31,
Millions of dollars	2017	2016
Sales and other operating revenues	$120	$132
EBITDA	60	83

Revenues—Revenues decreased by $12 million, or 9%, in the first quarter of 2017 compared to the first quarter of 2016. A decline in licensing and services in the first quarter of 2017 was responsible for a 20% revenue decrease. Unfavorable foreign exchange impacts resulted in an additional 2% decline in revenues. These decreases were offset in part by revenue increases of 12% and 1% due to higher catalyst volumes and prices, respectively.

EBITDA—EBITDA decreased by $23 million, or 28%, in the first quarter of 2017. Lower licensing income relative to the first quarter of 2016 was the primary driver in a 46% decline in EBITDA relative to the corresponding period in 2016. This decline was offset in part by a 18% increase in EBITDA related to higher first quarter 2017 catalyst volumes.

FINANCIAL CONDITION

Operating, investing and financing activities of continuing operations, which are discussed below, are presented in the following table:

	Three Months Ended March 31,
Millions of dollars	2017	2016
Source (use) of cash:
Operating activities	$613	$1,300
Investing activities	(539)	(597)
Financing activities	(472)	(333)

Operating Activities

2017—Lower earnings and an increase in accounts receivable resulted in a reduction of cash flows from operations compared to the first quarter of 2016. The increase in accounts receivable was mainly driven by higher product sales prices in our O&P–Americas, O&P–EAI and I&D segments in the first quarter of 2017 relative to the fourth quarter of 2016.

2016—Cash of $1,300 million generated in the first quarter of 2016 primarily reflected earnings adjusted for non-cash items, including the $78 million gain related to the sale of our wholly owned Argentine subsidiary and adjustments for related working capital, and cash used by the main components of working capital.

The main components of working capital consumed cash of $70 million during the first quarter of 2016. Higher first quarter 2016 sales volumes for our O&P–EAI and I&D segments relative to the fourth quarter of 2015 led to the increase in accounts receivable. Accounts payable increased as a result of higher feedstock purchases by our Refining and I&D segments.

Investing Activities—We invest cash in investment-grade and other high quality instruments that provide adequate flexibility to redeploy funds as needed to meet our cash flow requirements while maximizing yield. In the first quarter of 2017 and 2016, we invested $408 million and $483 million, respectively, in securities that are classified as Short-term investments. The majority of these investments are deemed available-for-sale; however, we also invested in some securities deemed held-to-maturity. In the first quarter of 2017, we also invested $324 million in tri-party repurchase agreements, which are classified as short-term loans receivable. We received proceeds upon the sale and maturity of certain of our available-for-sale securities and repurchase agreements of $338 million and $202 million, respectively, in the first quarter of 2017, and $240 million and $98 million, respectively, in the corresponding period of 2016.

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

In February 2016, we received net cash proceeds of $137 million for the sale of our wholly owned Argentine subsidiary.

The following table summarizes capital expenditures for the periods presented:

	Three Months Ended March 31,
Millions of dollars	2017	2016
Capital expenditures by segment:
O&P–Americas	$202	$303
O&P–EAI	47	81
I&D	77	76
Refining	84	57
Technology	7	6
Other	4	4

Consolidated capital expenditures of continuing operations	$421	$527

In the first quarter of 2017 and 2016, our capital expenditures included debottlenecks of certain assets to enhance production, turnaround activities at several sites as well as other plant improvement projects. The lower level of capital expenditures for our O&P–Americas in the first quarter of 2017 is largely due to the completion of the 800 million pound ethylene expansion at our Corpus Christi, Texas facility in the fourth quarter of 2016.

Financing Activities—In the first quarter of 2017 and 2016, we made payments of $160 million and $986 million, respectively, to acquire approximately 1.5 million and 12 million, respectively, of our outstanding ordinary shares. We also made dividend payments totaling $343 million and $336 million during the first quarter of 2017 and 2016, respectively. For additional information related to these share repurchases and dividend payments, see Note 11 to the Consolidated Financial Statements.

We received net proceeds of $50 million and $177 million in the first quarter of 2017 and 2016, respectively, through the issuance and repurchase of commercial paper instruments under our commercial paper program.

In March 2017, we issued $1,000 million of 3.5% guaranteed notes due 2027 and received net proceeds of $990 million. The proceeds from these notes, together with available cash, were used to repay $1,000 million of our outstanding 5% senior notes due 2019. We paid $65 million in premiums in connection with this prepayment.

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

Liquidity and Capital Resources—As of March 31, 2017, we had $1,661 million of unrestricted cash and cash equivalents and marketable securities classified as Short-term investments. We also held $497 million of tri-party repurchase agreements classified as Prepaid expenses and other current assets at March 31, 2017. For additional information related to our purchases of marketable securities see “Investing Activities” above and Note 6 to the Consolidated Financial Statements.

At March 31, 2017, we held $418 million of cash in jurisdictions outside of the U.S., principally in the United Kingdom. There are currently no material legal or economic restrictions that would impede our transfers of cash.

We also had total unused availability under our credit facilities of $2,827 million at March 31, 2017, which included the following:

•	$1,927 million under our $2,500 million revolving credit facility, which backs our $2,500 million commercial paper program. Availability under this facility is net of outstanding borrowings, outstanding letters of credit provided under the facility and notes issued under our commercial paper program. A small portion of our availability under this facility is impacted by changes in the euro/U.S. dollar exchange rate. At March 31, 2017, we had $550 million of outstanding commercial paper, no outstanding letters of credit and no outstanding borrowings under the facility; and

•	$900 million under our $900 million U.S. accounts receivable securitization facility. Availability under this facility is subject to a borrowing base of eligible receivables, which is reduced by outstanding borrowings and letters of credit, if any. This facility had no outstanding borrowings or letters of credit at March 31, 2017.

In March 2017, our direct, 100% owned subsidiary, LYB International Finance II B.V., issued $1,000 million of 3.5% guaranteed notes due 2027 at a discounted price of 98.968%. These unsecured notes, which are fully and unconditionally guaranteed by LyondellBasell Industries N.V., rank equally in right of payment to all of LYB International Finance II B.V.’s existing and future unsecured indebtedness and to all of LyondellBasell N.V.’s existing and future unsubordinated indebtedness. The net proceeds from these notes, together with available cash, were used to repay $1,000 million aggregate principal amount of our outstanding 5% Senior Notes due 2019 in March 2017.

At March 31, 2017, we had total debt, including current maturities, of $9,032 million. We also had $497 million of outstanding letters of credit, bank guarantees and surety bonds issued under uncommitted credit facilities at March 31, 2017.

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

In May 2016, our shareholders approved a proposal to authorize us to repurchase up to an additional 10%, or approximately 42.5 million of our shares outstanding over the following eighteen months. Our share repurchase program does not have a stated dollar amount, and purchases may be made through open market purchases, private market transactions or other structured transactions. Repurchased shares could be retired or used for general corporate purposes, including for various employee benefit and compensation plans. As of March 31, 2017, we have purchased approximately 22.9 million shares under this program for approximately $1,827 million. As of April 25, 2017, we had approximately 20 million shares remaining under the current authorization. The timing and amount of additional shares repurchased will be determined by our Management Board based on its evaluation of market conditions and other factors. For additional information related to our share repurchase programs, see Note 11 to the Consolidated Financial Statements.

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

CURRENT BUSINESS OUTLOOK

During April, global olefin and polyolefin industry conditions have continued to remain favorable. While first quarter maintenance was relatively light for the U.S. ethylene industry, industry schedules show higher planned downtime in Europe and Asia during the second quarter of 2017. With the heavy schedule of maintenance that has taken place over the past five quarters largely complete, we expect to benefit from our refining and expanded olefins capacity as we progress through 2017.

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

Our exposure to market and regulatory risks is described in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2016. Our exposure to such risks has not changed materially in the three months ended March 31, 2017.

Item 4.	CONTROLS AND PROCEDURES

As of March 31, 2017 with the participation of our management, our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) carried out an evaluation, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the Act), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of March 31, 2017.

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

In March 2017, the Texas Commission on Environmental Quality (the “TCEQ”) issued a proposed Agreed Order to Houston Refining LP. The proposed Agreed Order stems from agency record reviews conducted May-July 2016 and September-October 2016 and an agency investigation conducted in April 2016.

Additional information about such environmental proceedings can be found in Part I, Item 3 of our 2016 Annual Report on Form 10-K, which is incorporated into this Item 1 by reference.

Item 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in Item 1A of our 2016 Annual Report on Form 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
January 1 – January 31	1,374,977	$90.20	1,374,977	19,827,376
February 1 – February 28	158,736	$94.51	158,736	19,668,640
March 1 – March 31	—	—	—	19,668,640

Total	1,533,713	$90.64	1,533,713	19,668,640

(1)	On May 13, 2016, we announced a share repurchase program of up to 42,518,980 of our ordinary shares through November 13, 2017. The maximum number of shares that may yet be purchased is not necessarily an indication of the number of shares that will ultimately be purchased.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 6.	EXHIBITS

4.1	Indenture, between LYB International Finance II B.V., as Issuer, LyondellBasell Industries N.V., as Guarantor, and Deutsche Bank Trust Company Americas, as Trustee, dated as of March 2, 2016 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on March 2, 2016)

4.2	Officer’s Certificate of LYB International Finance II B.V. relating to the Notes, dated as of March 2, 2017 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on March 2, 2017)

4.3	Form of LYB International Finance II B.V.’s 3.500% Guaranteed Notes due 2027 (included in Exhibit 4.2)

10.1	LyondellBasell Industries 2017 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on February 23, 2017)

10.2	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on February 23, 2017)

10.3	Form of Performance Share Unit Agreement (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on February 23, 2017)

10.4	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on February 23, 2017)

10.5	Corporate Governance Guidelines (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed with the SEC on February 23, 2017)

10.6	Rules of the Supervisory Board (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed with the SEC on February 23, 2017)

10.7	Amendment to Employment Agreement between the Company, Lyondell Chemical Company and Bhavesh V. Patel (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 9, 2017)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32	Certifications pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LYONDELLBASELL INDUSTRIES N.V.

Date: April 28, 2017	/s/ Mike W. Sumruld
Mike W. Sumruld
Vice President and
Chief Accounting Officer
(Principal Accounting Officer)