Form 10-Q
period 2017-06-30
LyondellBasell Industries N.V.
filed 2017-07-28
CIK 1489393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

The registrant had 395,803,946 ordinary shares, €0.04 par value, outstanding at July 25, 2017 (excluding 182,636,217 treasury shares).

LYONDELLBASELL INDUSTRIES N.V.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars, except earnings per share	2017	2016	2017	2016
Sales and other operating revenues:
Trade	$8,220	$7,132	$16,463	$13,688
Related parties	183	196	370	383

	8,403	7,328	16,833	14,071
Operating costs and expenses:
Cost of sales	6,601	5,702	13,592	10,868
Selling, general and administrative expenses	200	199	404	392
Research and development expenses	25	24	50	48

	6,826	5,925	14,046	11,308
Operating income	1,577	1,403	2,787	2,763
Interest expense	(95)	(83)	(302)	(165)
Interest income	4	4	10	9
Other income (expense), net	29	(3)	59	85

Income from continuing operations before equity investments and income taxes	1,515	1,321	2,554	2,692
Income from equity investments	78	117	159	208

Income from continuing operations before income taxes	1,593	1,438	2,713	2,900
Provision for income taxes	459	346	774	778

Income from continuing operations	1,134	1,092	1,939	2,122
Loss from discontinued operations, net of tax	(4)	(1)	(12)	(1)

Net income	1,130	1,091	1,927	2,121
Net loss attributable to non-controlling interests	1	—	1	—

Net income attributable to the Company shareholders	$1,131	$1,091	$1,928	$2,121

Earnings per share:
Net income (loss) attributable to the Company shareholders —
Basic:
Continuing operations	$2.83	$2.57	$4.82	$4.94
Discontinued operations	(0.01)	—	(0.03)	—

	$2.82	$2.57	$4.79	$4.94

Diluted:
Continuing operations	$2.82	$2.56	$4.81	$4.93
Discontinued operations	(0.01)	—	(0.03)	—

	$2.81	$2.56	$4.78	$4.93

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2017	2016	2017	2016
Net income	$1,130	$1,091	$1,927	$2,121
Other comprehensive income (loss), net of tax –
Financial derivatives:
Gain (loss) on cash flow hedges arising during the period	(158)	5	(160)	(189)
Reclassification adjustment included in net income	133	(43)	158	47
Income tax expense (benefit)	(4)	12	(3)	(41)

Financial derivatives, net of tax	(21)	(50)	1	(101)

Unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the period	(5)	—	(9)	(6)
Income tax benefit	(1)	—	(2)	—

Unrealized losses on available-for-sale securities, net of tax	(4)	—	(7)	(6)

Unrealized gains (losses) on available-for-sale securities held by equity investees:
Unrealized holding gains (losses) arising during the period	(2)	—	9	—
Income tax expense (benefit)	—	—	—	—

Unrealized gains (losses) on available-for-sale securities held by equity investees, net of tax	(2)	—	9	—

Defined pension and other postretirement benefit plans:
Reclassification adjustment for net actuarial loss included in net income	9	7	19	15
Income tax expense	3	2	6	5

Defined pension and other postretirement benefit plans, net of tax	6	5	13	10

Foreign currency translation adjustments:
Unrealized gains (losses) arising during the period	63	(29)	101	56
Income tax expense (benefit)	(21)	1	(19)	(7)

Foreign currency translation adjustments, net of tax	84	(30)	120	63

Total other comprehensive income (loss)	63	(75)	136	(34)

Comprehensive income	1,193	1,016	2,063	2,087
Comprehensive loss attributable to non-controlling interests	1	—	1	—

Comprehensive income attributable to the Company shareholders	$1,194	$1,016	$2,064	$2,087

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED BALANCE SHEETS

Millions of dollars	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$734	$875
Restricted cash	6	3
Short-term investments	1,278	1,147
Accounts receivable:
Trade, net	2,904	2,716
Related parties	182	126
Inventories	4,007	3,809
Prepaid expenses and other current assets	964	923

Total current assets	10,075	9,599
Property, plant and equipment at cost	15,548	14,635
Less: Accumulated depreciation	(4,997)	(4,498)

Property, plant and equipment, net	10,551	10,137
Investments and long-term receivables:
Investment in PO joint ventures	423	415
Equity investments	1,595	1,575
Other investments and long-term receivables	18	20
Goodwill	559	528
Intangible assets, net	499	550
Other assets	398	618

Total assets	$24,118	$23,442

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED BALANCE SHEETS

Millions of dollars, except shares and par value data	June 30, 2017	December 31, 2016
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$2	$2
Short-term debt	561	594
Accounts payable:
Trade	1,792	2,028
Related parties	525	501
Accrued liabilities	1,251	1,415

Total current liabilities	4,131	4,540
Long-term debt	8,496	8,385
Other liabilities	2,253	2,113
Deferred income taxes	2,370	2,331
Commitments and contingencies
Stockholders’ equity:
Ordinary shares, €0.04 par value, 1,275 million shares authorized, 397,457,391 and 404,046,331 shares outstanding, respectively	31	31
Additional paid-in capital	10,198	10,191
Retained earnings	13,506	12,282
Accumulated other comprehensive loss	(1,375)	(1,511)
Treasury stock, at cost, 180,982,772 and 174,389,139 ordinary shares, respectively	(15,494)	(14,945)

Total Company share of stockholders’ equity	6,866	6,048
Non-controlling interests	2	25

Total equity	6,868	6,073

Total liabilities and equity	$24,118	$23,442

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
Millions of dollars	2017	2016
Cash flows from operating activities:
Net income	$1,927	$2,121
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	582	534
Amortization of debt-related costs	8	9
Charges related to repayment of debt	48	—
Equity investments –
Equity income	(159)	(208)
Distributions of earnings, net of tax	189	249
Deferred income taxes	133	104
Gain on sale of business	—	(78)
Gain on sale of assets	(31)	—
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(138)	(281)
Inventories	(95)	26
Accounts payable	(229)	161
Other, net	3	(76)

Net cash provided by operating activities	2,238	2,561

Cash flows from investing activities:
Expenditures for property, plant and equipment	(828)	(1,090)
Proceeds from disposal of assets	29	—
Payments for repurchase agreements	(512)	(168)
Proceeds from repurchase agreements	381	98
Purchases of available-for-sale securities	(653)	(607)
Proceeds from maturities of available-for-sale securities	487	657
Proceeds from maturities of held-to-maturity securities	75	—
Payment for acquisition of business and equity method investment	(21)	—
Net proceeds from sale of business	—	137
Proceeds from settlement of net investment hedges	—	795
Payments for settlement of net investment hedges	—	(850)
Other, net	(12)	(43)

Net cash used in investing activities	(1,054)	(1,071)

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
Millions of dollars	2017	2016
Cash flows from financing activities:
Repurchases of Company ordinary shares	(570)	(1,682)
Dividends paid	(704)	(698)
Issuance of long-term debt	990	812
Repayment of long-term debt	(1,000)	—
Debt extinguishment costs	(65)	—
Net proceeds from commercial paper	1	200
Payments of debt issuance costs	(8)	(5)
Other, net	(3)	1

Net cash used in financing activities	(1,359)	(1,372)

Effect of exchange rate changes on cash	37	15

Increase (decrease) in cash and cash equivalents and restricted cash	(138)	133
Cash and cash equivalents and restricted cash at beginning of period	878	931

Cash and cash equivalents and restricted cash at end of period	$740	$1,064

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

			Additional		Accumulated Other	Company Share of	Non-
	Ordinary Shares		Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Stockholders’ Equity	Controlling Interests
Millions of dollars	Issued	Treasury
Balance, December 31, 2016	$31	$(14,945)	$10,191	$12,282	$(1,511)	$6,048	$25
Net income (loss)	—	—	—	1,928	—	1,928	(1)
Other comprehensive income	—	—	—	—	136	136	—
Share-based compensation	—	30	6	—	—	36	—
Dividends ($1.75 per share)	—	—	—	(704)	—	(704)	—
Repurchases of Company ordinary shares	—	(579)	—	—	—	(579)	—
Purchase of non- controlling interest	—	—	1	—	—	1	(22)

Balance, June 30, 2017	$31	$(15,494)	$10,198	$13,506	$(1,375)	$6,866	$2

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

Recently Adopted Guidance

Intangibles-Goodwill and Other—In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASC”) 2017-04, Intangibles – Goodwill and other (Topic 350): Simplifying the Test for Goodwill Impairment to simplify the accounting for goodwill impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. All other goodwill impairment guidance will remain largely unchanged. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The same one-step impairment test will be applied to goodwill at all reporting units, even those with zero or negative carrying amounts. Entities will be required to disclose the amount of goodwill at reporting units with zero or negative carrying amounts. The early adoption of this amendment in the first quarter of 2017 did not have a material impact on our Consolidated Financial Statements.

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

Compensation—In March 2016, the FASB issued ASU 2016-09, Compensation–Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this ASU are effective for public entities for annual and interim periods beginning after December 15, 2016. Various transition methods are prescribed depending on the aspect of accounting impacted by the amended guidance. Adoption of the amendments in this guidance in the first quarter of 2017 did not have a material impact on our Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statement of Cash Flows—In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The updated accounting requirement is intended to reduce diversity in practice in the classification of certain transactions in the statement of cash flows. Such transactions include, but are not limited to, debt prepayment or debt extinguishment costs, settlement of zero coupon debt instruments, contingent consideration payments made after a business combination and distributions received from equity method of investments. The amendments in this ASU are effective for public entities for annual and interim periods beginning after December 15, 2018, with early adoption permitted. Early adoption of the amendments in this guidance in the second quarter of 2017 resulted in a reclassification of cash flows related to debt extinguishment costs incurred in March 2017 of $65 million from operating to financing activity cash flows. Other aspects of the amendment did not have a material impact on our Consolidated Statement of Cash Flows.

Statement of Cash Flows—In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash. The ASU requires entities to include restricted cash and restricted cash equivalents in their cash and cash-equivalent balances in the statement of cash flows. Early retrospective adoption of this amendment in the second quarter of 2017 did not have a material impact on our Consolidated Statement of Cash Flows.

Accounting Guidance Issued But Not Adopted as of June 30, 2017

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

Amendments to Revenue Recognition—In 2016 the FASB issued several amendments to Topic 606, Revenue from Contracts with Customers. ASU 2016-08, Principal versus Agent Considerations, contains amendments that clarify the implementation guidance on principal versus agent considerations. ASU 2016-10, Identifying Performance Obligations and Licensing clarifies the guidance in the new revenue standard on identifying performance obligations and accounting for licenses of intellectual property. The FASB also issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, which further clarifies the new revenue guidance primarily in the areas of collectability, noncash consideration, presentation of sales tax, and transition. The FASB also issued ASU 2016-20 Technical Corrections and Improvements to Topic 606, which provides numerous improvements related to the Topic 606. All amendments are effective with the same date as ASU 2014-09. Management is currently assessing the effects of applying the new standard and has preliminarily determined that there will not be a material impact on our Consolidated Financial Statements. We expect to use the modified retrospective method. We will complete any required changes to our systems and processes, including updating our internal controls, during the remainder of 2017.

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

Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets—In February 2017, the FASB issued ASU 2017-05, Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. The guidance provides clarification about the term in substance nonfinancial asset; other aspects of the scope of Subtopic 610-20 Other Income which were confusing and complex; and how an entity should account for partial sales of nonfinancial assets once the amendments in Update 2014-09 become effective. The amendments will be effective for public entities for annual and interim periods beginning after December 15, 2017. We are currently assessing the impact of this new guidance on our Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Compensation – Retirement Benefits—In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The guidance will require changes in presentation of current service cost and other components of net benefit cost. The amendments will be effective for public entities for annual and interim periods beginning after December 15, 2017. We are currently assessing the impact of this new guidance on our Consolidated Financial Statements.

Receivables–Nonrefundable Fees and Other Costs—In March 2017, the FASB issued ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities. This new guidance requires the premium on callable debt securities to be amortized to the earliest call date. Under current U.S. GAAP, premiums on callable debt securities are generally amortized over the contractual life of the security. The amendments will be effective for public entities for annual and interim periods beginning after December 15, 2018. Early adoption is permitted. We do not expect the adoption of this new guidance to have a material impact on our Consolidated Financial Statements.

Compensation – Stock Compensation—In May 2017, the FASB issued ASU 2017-09, Stock Compensation: Scope of Modification Accounting. The current definition of the term modification refers to a change in any of the terms and conditions of a share-based payment award. The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments will be effective for public entities for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. We are currently assessing the impact of this new guidance on our Consolidated Financial Statements.

3.	Accounts Receivable

Our allowance for doubtful accounts receivable, which is reflected in the Consolidated Balance Sheets as a reduction of accounts receivable, totaled $17 million and $16 million at June 30, 2017 and December 31, 2016, respectively.

4.	Inventories

Inventories consisted of the following components:

Millions of dollars	June 30, 2017	December 31, 2016
Finished goods	$2,666	$2,575
Work-in-process	180	154
Raw materials and supplies	1,161	1,080

Total inventories	$4,007	$3,809

For information related to lower of cost or market inventory valuation adjustments recognized during the six months ended June 30, 2016, see Note 13.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	Debt

Long-term loans, notes and other long-term debt consisted of the following:

	June 30,	December 31,
Millions of dollars	2017	2016
Senior Notes due 2019, $2,000 million, 5.0% ($4 million of debt issuance cost)	$954	$1,906
Senior Notes due 2021, $1,000 million, 6.0% ($8 million of debt issuance cost)	992	988
Senior Notes due 2024, $1,000 million, 5.75% ($8 million of debt issuance cost)	992	991
Senior Notes due 2055, $1,000 million, 4.625% ($16 million of discount; $11 million of debt issuance cost)	973	972
Guaranteed Notes due 2044, $1,000 million, 4.875% ($11 million of discount; $10 million of debt issuance cost)	979	979
Guaranteed Notes due 2043, $750 million, 5.25% ($21 million of discount; $7 million of debt issuance cost)	722	721
Guaranteed Notes due 2023, $750 million, 4.0% ($6 million of discount; $4 million of debt issuance cost)	740	739
Guaranteed Notes due 2027, $300 million, 8.1%	300	300
Guaranteed Notes due 2022, €750 million, 1.875% ($3 million of discount; $4 million of debt issuance cost)	849	785
Guaranteed Notes due 2027, $1,000 million, 3.5% ($10 million of discount; $8 million of debt issuance cost)	992	—
Other	5	6

Total	8,498	8,387
Less current maturities	(2)	(2)

Long-term debt	$8,496	$8,385

Gains (losses) related to fair value adjustments associated with the fair value hedge accounting treatment of our fixed-for-floating interest rate swaps for the applicable periods are as follows:

							Cumulative
		Three Months Ended		Six Months Ended		Year Ended	Amount
	Inception	June 30,		June 30,		December 31,	Since
Millions of dollars	Year	2017	2016	2017	2016	2016	Inception
Senior Notes due 2019, 5.0%	2014	$(6)	$4	$(42)	$(15)	$42	$42

Senior Notes due 2021, 6.0%	2016	(5)	—	(3)	—	3	—

Guaranteed Notes due 2027, 3.5%	2017	(9)	—	(10)	—	—	(10)

These fair value adjustments are recognized in Interest expense in the Consolidated Statements of Income.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Short-term loans, notes, and other short-term debt consisted of the following:

	June 30,	December 31,
Millions of dollars	2017	2016
$2,500 million Senior Revolving Credit Facility	$—	$—
$900 million U.S. Receivables Securitization Facility	—	—
Commercial paper	498	500
Financial payables to equity investees	1	2
Precious metal financings	59	90
Other	3	2

Total short-term debt	$561	$594

Long-Term Debt

Guaranteed Notes due 2027—In March 2017, LYB International Finance II B.V. (“LYB Finance II”), a direct, 100% owned finance subsidiary of LyondellBasell Industries N.V., as defined in Rule 3-10(b) of Regulation S-X, issued $1,000 million of 3.5% guaranteed notes due 2027 at a discounted price of 98.968%.

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

Short-Term Debt

Senior Revolving Credit Facility—In June 2017, the term of our $2,500 million revolving credit facility was extended for one year to June 2022 pursuant to a consent agreement. The revolving credit facility may be used for dollar and euro denominated borrowings, has a $500 million sublimit for dollar and euro denominated letters of credit, a $1,000 million uncommitted accordion feature, and supports our commercial paper program. The aggregate balance of outstanding borrowings, including amounts outstanding under our commercial paper program, and letters

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of credit under this facility may not exceed $2,500 million at any given time. Borrowings under the facility bear interest at a Base Rate or LIBOR, plus an applicable margin. Additional fees are incurred for the average daily unused commitments.

The facility contains customary covenants and warranties, including specified restrictions on indebtedness and liens. In addition, we are required to maintain a leverage ratio at the end of every fiscal quarter of 3.50 to 1.00 or less for the period covering the most recent four quarters. We are in compliance with these covenants as of June 30, 2017. At June 30, 2017, we had $498 million of outstanding commercial paper, no outstanding letters of credit and no outstanding borrowings under this facility.

Commercial Paper Program—We have a commercial paper program under which we may issue up to $2,500 million of privately placed, unsecured, short-term promissory notes (“commercial paper”) under this program, which is backed by our $2,500 million Senior Revolving Credit Facility. Proceeds from the issuance of commercial paper may be used for general corporate purposes, including dividends and share repurchases. Interest rates on the commercial paper outstanding at June 30, 2017 are based on the term of the notes and range from 120 to 150 basis points.

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

At June 30, 2017, there were no borrowings or letters of credit under the facility.

Other—At June 30, 2017 and December 31, 2016, our weighted average interest rate on outstanding short-term debt was 1.3% and 0.9%, respectively.

Debt Discount and Issuance Costs

In the six months ended June 30, 2017 and 2016, amortization of debt discounts and debt issuance costs resulted in amortization expense of $12 million and $9 million, respectively, which is included in Interest expense in the Consolidated Statements of Income.

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

Marketable Securities—We invest cash in investment-grade securities for periods generally not exceeding three years. Investments in securities with original maturities of three months or less are classified as Cash and cash equivalents. At June 30, 2017 and December 31, 2016, we had marketable securities classified as Cash and cash equivalents of $311 million and $351 million, respectively.

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

Repurchase Agreements—We invest in tri-party repurchase agreements. Under these agreements, we make cash purchases of securities according to a pre-agreed profile from our counterparties. The counterparties have an obligation to repurchase, and we have an obligation to sell, the same or substantially the same securities at a pre-defined date for a price equal to the purchase price plus interest. These securities, which pursuant to our internal policies, are held by a third-party custodian and must generally have a minimum collateral value of 102%, secure the counterparty’s obligation to repurchase the securities. Depending upon maturity, these tri-party repurchase agreements are treated as short-term loans receivable and are reflected in Prepaid expenses and other current assets or as long-term loans receivable reflected in Other investments and long-term receivables on our Consolidated Balance Sheets. The balance of our investment at June 30, 2017 and December 31, 2016 was $542 million and $369 million, respectively.

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

Foreign Currency Rates—We have significant worldwide operations. The functional currencies of our consolidated subsidiaries through which we operate are primarily the U.S. dollar and the euro. We enter into transactions denominated in currencies other than our designated functional currencies. As a result, we are exposed to foreign currency risk on receivables and payables. We maintain risk management control policies intended to monitor

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

foreign currency risk attributable to our outstanding foreign currency balances. These control policies involve the centralization of foreign currency exposure management, the offsetting of exposures and the estimating of expected impacts of changes in foreign currency rates on our earnings. We enter into foreign currency forward contracts to reduce the effects of our net currency exchange exposures. At June 30, 2017, foreign currency forward contracts in the notional amount of $352 million, maturing from July 2017 to September 2017, were outstanding.

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

Foreign Currency Gain (Loss)—Other income (expense), net, in the Consolidated Statements of Income reflected losses of less than $1 million and $6 million for the three and six months ended June 30, 2017, respectively, and losses of $3 million and $6 million for the three and six months ended June 30, 2016, respectively.

Basis Swaps—In February 2017, we entered into €617 million of basis swaps to reduce the volatility in stockholders’ equity resulting from changes in currency exchange rates of our foreign subsidiaries with respect to the U.S. dollar. We use the critical terms match to assess both the prospective and retrospective hedge effectiveness of these basis swaps by comparing the spot rate change in the euro notes and the spot rate change in the designated net investment.

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

The ineffectiveness related to these basis swaps is measured using the forward method.

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

There was no ineffectiveness recorded during the three and six months ended June 30, 2017 and 2016 related to these basis swaps.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the notional and fair value of our basis swaps outstanding:

	June 30, 2017		December 31, 2016
Millions of dollars	Notional Value	Fair Value	Notional Value	Fair Value
Assets–
Basis swaps expiring in 2017	$—	$—	$305	$15
Basis swaps expiring in 2018	—	—	139	6

	$—	$—	$444	$21

Liabilities–
Basis swaps expiring in 2017	$305	$8	$—	$—
Basis swaps expiring in 2018	139	4	—	—
Basis swaps expiring in 2027	650	66	—	—

	$1,094	$78	$—	$—

Forward Exchange Contracts—In October 2016, we entered into forward exchange contracts with an aggregate notional value of €275 million ($299 million) to mitigate the risk associated with the fluctuations in the Euro to U.S. Dollar exchange rate related to our investments in foreign subsidiaries. There was no ineffectiveness recorded during the three and six months ended June 30, 2017 related to these forward exchange contracts.

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

We elected to designate these forward exchange contracts as net investment hedges. The effective portion of the gains or losses was recorded within foreign currency translation adjustments in Accumulated other comprehensive loss. In periods where the hedging relationship was deemed ineffective, changes in the fair value were recorded directly to Other income (expense), net in the Consolidated Statements of Income. Cash flows from these forward exchange contracts are reported in Cash flows from investing activities in the Consolidated Statement of Cash Flows.

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

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We use the critical terms match to assess both prospective and retrospective hedge effectiveness by comparing the spot rate change in the Euro notes and the spot rate change in the designated net investment. We use the hypothetical derivative method to measure hedge ineffectiveness.

The effective portion of the gain or loss is recorded within foreign currency translation adjustments in Accumulated other comprehensive loss and will be reclassified to earnings only when realized upon the sale of or the complete or substantially complete liquidation of the investment in the foreign entity. In periods where the hedging relationship is deemed ineffective, changes in remeasurement of the Euro notes due to changes in the spot exchange rate will be recorded directly to Other income (expense), net in the Consolidated Statements of Income. Cash flows related to our Euro notes are reported in Cash flows from financing activities and related interest payments are reported in Cash flows from operating activities in the Consolidated Statement of Cash Flows.

There was no ineffectiveness recorded for this hedging relationship during the three and six months ended June 30, 2017 and 2016.

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

There was no ineffectiveness recorded during the three and six months ended June 30, 2017 and 2016.

The following table summarizes our cross-currency swaps outstanding:

			June 30, 2017		December 31, 2016
Millions of dollars, except expiration date and rates	Expiration Date	Average Interest Rate	Notional Value	Fair Value	Notional Value	Fair Value
Pay Euro	2021	4.55%	$1,000	$83	$1,000	$146
Receive U.S. dollars		6.00%

Pay Euro	2024	4.37%	1,000	77	1,000	134
Receive U.S. dollars		5.75%

Pay Euro	2027	3.69%	300	(11)	300	5
Receive U.S. dollars		5.49%

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Forward-Starting Interest Rate Swaps—In March 2015, we entered into forward-starting interest rate swaps to mitigate the risk of adverse changes in the benchmark interest rates on the anticipated refinancing of our senior notes due 2019. These interest rate swaps will be terminated upon debt issuance. The total notional amount of these forward-starting interest rate swaps was $1,000 million at June 30, 2017. The ineffectiveness recorded for this hedging relationship was losses of less than $1 million during each of the three months ended June 30, 2017 and 2016, respectively, and losses of $1 million during each of the six months ended June 30, 2017 and 2016, respectively.

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

There was no settlement of our forward-starting swap agreements during the three and six months ended June 30, 2017 and 2016.

As of June 30, 2017, less than $1 million (on a pretax basis) is scheduled to be reclassified as a decrease to interest expense over the next twelve months.

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

The effective portion of the unrealized gains and losses on these commodity swaps designated as cash-flow hedges is reported in Accumulated other comprehensive loss and reclassified to earnings in the same period or periods that the hedged forecasted transaction affects earnings. The ineffective portion of the unrealized gains and losses is recorded directly to Other income (expense), net in the Consolidated Statements of Income. There was no ineffectiveness recorded during the three and six months ended June 30, 2017.

As of June 30, 2017, $4 million (on a pretax basis) is scheduled to be reclassified as a decrease to cost of sales over the next twelve months.

Fixed-for-Floating Interest Rate Swaps—We use interest rate swaps as part of our current interest rate risk management strategy to achieve a desired proportion of variable versus fixed rate debt.

In 2017, we entered into U.S. dollar fixed-for-floating interest rate swaps with third party financial institutions to mitigate changes in the fair value of our $1,000 million 3.5% guaranteed notes due 2027 associated with the risk of variability in the 3 Month USD LIBOR rate (the benchmark interest rate).

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Under these arrangements, we exchange fixed-rate for floating-rate interest payments to effectively convert our fixed-rate debt to floating rate-debt. The fixed and variable cash payments for the interest rate swaps related to our 5% senior notes due 2019 are net settled semi-annually. The fixed and variable payments for the interest rate swaps related to our 6% senior notes due 2021 are settled semi-annually and monthly, respectively. The fixed and variable payments for the interest rate swaps related to our guaranteed notes due 2027 are settled semi-annually and quarterly, respectively. These payments are classified as Other, net, in the Cash flows from operating activities section of the Consolidated Statements of Cash Flows.

We elected to designate these fixed-for-floating interest rate swaps as fair value hedges. We use the long-haul method to assess hedge effectiveness using a regression analysis approach. We perform the regression analysis over an observation period of three years, utilizing data that is relevant to the hedge duration. We use the dollar offset method to measure ineffectiveness.

Changes in the fair value of the derivatives and changes in the value of the hedged items based on changes in the benchmark interest rate are recorded as Interest expense in our Consolidated Statements of Income. We evaluate the effectiveness of the hedging relationship quarterly and calculate the changes in the fair value of the derivatives and the underlying hedged items separately. There was no ineffectiveness for these hedging relationships in the three months ended June 30, 2017. However, the ineffectiveness related to these hedging relationships resulted in a net loss of $7 million for the six months ended June 30, 2017 and net gains of $9 million and $18 million, respectively, for the three and six months ended June 30, 2016.

At June 30, 2017, we had outstanding interest rate swap agreements with notional amounts of $1,000 million, maturing on April 15, 2019, $1,000 million, maturing on November 15, 2021, and $1,000 million, maturing on March 2, 2027.

Investments in marketable securities—The following table summarizes our investments in marketable securities:

Millions of dollars	June 30, 2017	December 31, 2016
Short-term investments:
Available-for-sale securities, at fair value	$1,278	$1,073
Held-to-maturity securities, at cost	—	74

Total	$1,278	$1,147

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the amortized cost, gross unrealized gains and losses, and fair value of our available-for-sale and held-to maturity securities that are outstanding as of June 30, 2017 and December 31, 2016. Refer to Note 7 for additional information regarding the fair value of available-for-sale and held-to maturity securities.

	June 30, 2017
Millions of dollars	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Commercial paper	$171	$—	$—	$171
Bonds	613	—	(2)	611
Certificates of deposit	150	1	—	151
Time deposits	1	—	—	1
Limited partnership investments	350	1	(7)	344

Total available-for-sale securities	$1,285	$2	$(9)	$1,278

Held-to-maturity securities:
Time deposits	$—	$—	$—	$—

	December 31, 2016
Millions of dollars	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Commercial paper	$232	$—	$—	$232
Bonds	141	—	—	141
Certificates of deposit	347	1	—	348
Limited partnership investments	350	2	—	352

Total available-for-sale securities	$1,070	$3	$—	$1,073

Held-to-maturity securities:
Time deposits	$74	$—	$—	$74

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

No losses related to other-than-temporary impairments of our available-for-sale and held-to-maturity investments have been recorded in Accumulated other comprehensive loss during the three and six months ended June 30, 2017 and the year ended December 31, 2016.

As of June 30, 2017, our available-for-sale securities had the following maturities: commercial paper securities held by the Company had maturities between eight and nine months; bonds had maturities between three and forty months; certificates of deposit mature within nine months; and limited partnership investments mature between one and three months.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The proceeds from maturities and sales of our available-for-sale securities during the three and six months ended June 30, 2017 and 2016 are summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2017	2016	2017	2016
Proceeds from maturities of securities	$149	$417	$487	$657
Proceeds from sales of securities	—	—	—	—

No gain or loss was realized in connection with the sales of our available-for-sale securities during the three and six months ended June 30, 2017 and 2016. The specific identification method was used to identify the cost of the securities sold and the amounts reclassified out of Accumulated other comprehensive loss into earnings.

During the three and six months ended June 30, 2017, we had maturities of our held-to-maturity securities totaling $31 million and $75 million. We had no sales of our held-to-maturity securities and we had no transfers of investments classified as held-to-maturity to available-for-sale.

The following table summarizes the fair value and unrealized losses related to available-for-sale and held-to-maturity securities that were in a continuous unrealized loss position for less than and greater than twelve months as of June 30, 2017 and December 31, 2016:

	June 30, 2017
	Less than 12 months		Greater than 12 months
Millions of dollars	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Available-for-sale securities:
Bonds	$516	$(2)	$—	$—
Limited partnership investments	122	(5)	105	(2)

	December 31, 2016
	Less than 12 months		Greater than 12 months
Millions of dollars	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Available-for-sale securities:
Limited partnership investments	$—	$—	$105	$(3)

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Instruments—The following table summarizes financial instruments outstanding as of June 30, 2017 and December 31, 2016 that are measured at fair value on a recurring basis. Refer to Note 7 for additional information regarding the fair value of financial instruments.

		June 30, 2017		December 31, 2016
Millions of dollars	Balance Sheet Classification	Notional Amount	Fair Value	Notional Amount	Fair Value
Assets–
Derivatives designated as net investment hedges:
Basis swaps	Prepaid expenses and other current assets	$—	$—	$305	$15
Basis swaps	Other assets	—	—	139	6
Forward exchange contracts	Prepaid expenses and other current assets	—	—	299	10

Derivatives designated as cash flow hedges:
Cross-currency swaps	Other assets	2,000	154	2,300	276
Cross-currency swaps	Prepaid expenses and other current assets	—	8	—	9
Commodity swaps	Other assets	2	—	54	3
Commodity swaps	Prepaid expenses and other current assets	25	—	4	—
Forward-starting interest rate swaps	Other assets	—	—	200	1

Derivatives designated as fair value hedges:
Fixed-for-floating interest rate swaps	Other assets	2,200	12	2,000	10
Fixed-for-floating interest rate swaps	Prepaid expenses and other current assets	—	16	—	5

Derivatives not designated as hedges:
Commodities	Prepaid expenses and other current assets	21	1	68	2
Embedded derivatives	Prepaid expenses and other current assets	—	—	17	1
Foreign currency	Prepaid expenses and other current assets	159	—	11	—

Non-derivatives:
Available-for-sale securities	Short-term investments	1,285	1,278	1,069	1,073

		$5,692	$1,469	$6,466	$1,411

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

		June 30, 2017		December 31, 2016
Millions of dollars	Balance Sheet Classification	Notional Amount	Fair Value	Notional Amount	Fair Value
Liabilities–
Derivatives designated as net investment hedges:
Basis swaps	Accrued liabilities	$305	$8	$—	$—
Basis swaps	Other liabilities	789	70	—	—
Forward exchange contracts	Accrued liabilities	299	11	—	—

Derivatives designated as cash flow hedges:
Cross-currency swaps	Other liabilities	300	13	—	—
Forward-starting interest rate swaps	Other liabilities	1,000	32	800	16
Commodities	Accrued liabilities	51	4	—	—
Commodities	Other liabilities	26	—	—	—

Derivatives designated as fair value hedges:
Fixed-for-floating interest rate swaps	Other liabilities	800	4	600	4

Derivatives not designated as hedges:
Commodities	Accrued liabilities	154	9	30	1
Embedded derivatives	Accrued liabilities	60	3	73	10
Foreign currency	Accrued liabilities	193	—	28	1

Non-derivatives:
Performance share awards	Accrued liabilities	14	14	19	19
Performance share awards	Other liabilities	16	16	22	22

		$4,007	$184	$1,572	$73

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the pretax effect of derivative instruments and non-derivative instruments designated as net investment hedges charged directly to income:

	Effect of Financial Instruments
	Three Months Ended June 30, 2017
Millions of dollars	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI to Income	Additional Gain (Loss) Recognized in Income	Income Statement Classification
Derivatives designated as net investment hedges:
Basis swaps	$(72)	$—	$—	Other income (expense), net
Forward exchange contracts	(19)	—	—	Other income (expense), net

Derivatives designated as cash-flow hedges:
Cross-currency swaps	(128)	133	—	Other income (expense), net
Forward-starting interest rate swaps	(24)	—	—	Interest expense
Commodities	(6)	—	—	Cost of sales

Derivatives designated as fair value hedges:
Fixed-for-floating interest rate swaps	—	—	19	Interest expense

Derivatives not designated as hedges:
Commodities	—	—	(2)	Sales and other operating revenues
Commodities	—	—	(7)	Cost of sales

Non-derivatives designated as net investment hedges:
Euro notes payable	(54)	—	—	Other income (expense), net

	$(303)	$133	$10

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Effect of Financial Instruments
	Three Months Ended June 30, 2016
	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI to Income	Additional Gain (Loss) Recognized in Income	Income Statement Classification
Millions of dollars
Derivatives designated as net investment hedges:
Basis swaps	$23	$—	$—	Other income (expense), net

Derivatives designated as cash-flow hedges:
Cross-currency swaps	71	(43)	—	Other income (expense), net
Forward-starting interest rate swaps	(66)	—	—	Interest expense

Derivatives designated as fair value hedges:
Fixed-for-floating interest rate swaps	—	—	11	Interest expense

Derivatives not designated as hedges:
Commodities	—	—	11	Sales and other operating revenues
Commodities	—	—	(8)	Cost of sales
Embedded derivatives	—	—	(12)	Cost of sales
Foreign currency	—	—	(7)	Other income (expense), net

Non-derivatives designated as net investment hedges:
Euro notes payable	18	—	—	Other income (expense), net

	$46	$(43)	$(5)

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Effect of Financial Instruments
	Six Months Ended June 30, 2017
Millions of dollars	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI to Income	Additional Gain (Loss) Recognized in Income	Income Statement Classification

Derivatives designated as net investment hedges:
Basis swaps	$(93)	$—	$—	Other income (expense), net
Forward exchange contracts	(21)	—	—	Other income (expense), net

Derivatives designated as cash-flow hedges:
Cross-currency swaps	(135)	158	—	Other income (expense), net
Forward-starting interest rate swaps	(17)	—	—	Interest expense
Commodities	(8)	—	—	Cost of sales

Derivatives designated as fair value hedges:
Fixed-for-floating interest rate swaps	—	—	18	Interest expense

Derivatives not designated as hedges:
Commodities	—	—	(3)	Sales and other operating revenues
Commodities	—	—	(6)	Cost of sales
Embedded derivatives	—	—	(31)	Cost of sales
Foreign currency	—	—	(1)	Other income (expense), net

Non-derivatives designated as net investment hedges:
Euro notes payable	(64)	—	—	Other income (expense), net

	$(338)	$158	$(23)

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Effect of Financial Instruments
	Six Months Ended June 30, 2016
Millions of dollars	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI to Income	Additional Gain (Loss) Recognized in Income	Income Statement Classification
Derivatives designated as net investment hedges:
Basis swaps	$(17)	$—	$—	Other income (expense), net
Forward exchange contracts	(30)	—	—	Other income (expense), net
Derivatives designated as cash-flow hedges:
Cross-currency swaps	(35)	47	—	Other income (expense), net
Forward-starting interest rate swaps	(154)	—	(1)	Interest expense

Derivatives designated as fair value hedges:
Fixed-for-floating interest rate swaps	—	—	44	Interest expense

Derivatives not designated as hedges:
Commodities	—	—	10	Sales and other operating revenues
Commodities	—	—	(2)	Cost of sales
Embedded derivatives	—	—	(20)	Cost of sales
Foreign currency	—	—	12	Other income (expense), net
Non-derivatives designated as net investment hedges:
Euro notes payable	14	—	—	Other income (expense), net

	$(222)	$47	$43

The pretax effect of the gains (losses) recognized in income for our fixed-for-floating interest rate swaps includes the net value of interest accrued of $6 million and $13 million during the three and six months ended June 30, 2017 and $5 million and $11 million for the three and six months ended 2016, respectively.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	Fair Value Measurement

The following table presents the financial instruments outstanding as of June 30, 2017 and December 31, 2016 that are measured at fair value on a recurring basis.

	June 30, 2017
Millions of dollars	Fair Value	Level 1	Level 2	Level 3
Assets–
Derivatives:
Cross-currency swaps	$162	$—	$162	$—
Fixed-for-floating interest rate swaps	28	—	28	—
Commodities	1	1	—	—
Non-derivatives:
Available-for-sale securities	934	—	934	—
Available-for-sale securities measured at net asset value*	344

	$1,469	$1	$1,124	$—

Liabilities–
Derivatives:
Basis swaps	$78	$—	$78	$—
Forward exchange contracts	11	—	11	—
Cross-currency swaps	13	—	13	—
Forward-starting interest rate swaps	32	—	32	—
Fixed-for-floating interest rate swaps	4	—	4	—
Commodities	13	9	4	—
Embedded derivatives	3	—	3	—
Non-derivatives:
Performance share awards	30	30	—	—

	$184	$39	$145	$—

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2016
Millions of dollars	Fair Value	Level 1	Level 2	Level 3
Assets–
Derivatives:
Basis swaps	$21	$—	$21	$—
Cross-currency swaps	285	—	285	—
Forward exchange contracts	10	—	10	—
Forward-starting interest rate swaps	1	—	1	—
Fixed-for-floating interest rate swaps	15	—	15	—
Commodities	5	2	3	—
Embedded derivatives	1	—	1	—
Non-derivatives:
Available-for-sale securities	738	—	738	—
Available-for-sale securities measured at net asset value*	335

	$1,411	$2	$1,074	$—

Liabilities–
Derivatives:
Forward-starting interest rate swaps	$16	$—	$16	$—
Fixed-for-floating interest rate swaps	4	—	4	—
Commodities	1	1	—	—
Embedded derivatives	10	—	10	—
Foreign currency	1	—	1	—
Non-derivatives:
Performance share awards	41	41	—	—

	$73	$42	$31	$—

*	In accordance with Fair Measurement Topic 820, Subtopic 10, certain investments measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The amounts presented in this table are intended to facilitate reconciliation to the Consolidated Balance Sheets.

The fair value of the commodities assets classified as Level 2 is associated with our commodity swaps designated as cash-flow hedges. The fair values of the commodities assets and liabilities classified as Level 1 are associated with our commodity derivatives not designated as hedges.

There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2017 and the year ended December 31, 2016.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the carrying value and estimated fair value of our financial instruments that are not measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016. Short-term loans receivable, which represent our repurchase agreements, and short-term and long-term debt, are recorded at amortized cost in the Consolidated Balance Sheets. The carrying and fair values of short-term and long-term debt exclude capital leases.

	June 30, 2017
Millions of dollars	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Non-derivatives:
Assets:
Short-term loans receivable	$542	$542	$—	$542	$—

Liabilities:
Short-term debt	$59	$42	$—	$42	$—
Long-term debt	8,494	9,314	—	9,313	1

Total	$8,553	$9,356	$—	$9,355	$1

	December 31, 2016
Millions of dollars	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Non-derivatives:
Assets:
Short-term loans receivable	$369	$369	$—	$369	$—

Liabilities:
Short-term debt	$90	$98	$—	$98	$—
Long-term debt	8,382	9,147	—	9,146	1

Total	$8,472	$9,245	$—	$9,244	$1

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

8.	Pension and Other Postretirement Benefits

Net periodic pension benefits included the following cost components for the periods presented:

	U.S. Plans
	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2017	2016	2017	2016
Service cost	$12	$11	$24	$22
Interest cost	15	22	30	44
Expected return on plan assets	(31)	(35)	(61)	(70)
Actuarial and investment loss amortization	6	5	11	10

Net periodic benefit costs	$2	$3	$4	$6

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Non-U.S. Plans
	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2017	2016	2017	2016
Service cost	$10	$8	$19	$16
Interest cost	6	8	11	16
Expected return on plan assets	(5)	(6)	(9)	(12)
Actuarial and investment loss amortization	3	2	7	4

Net periodic benefit costs	$14	$12	$28	$24

Net periodic other postretirement benefits included the following cost components for the periods presented:

	U.S. Plans
	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2017	2016	2017	2016
Service cost	$1	$1	$2	$2
Interest cost	2	3	4	6

Net periodic benefit costs	$3	$4	$6	$8

	Non-U.S. Plans
	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2017	2016	2017	2016
Service cost	$—	$—	$1	$1
Interest cost	1	1	1	1
Actuarial loss amortization	—	—	1	1

Net periodic benefit costs	$1	$1	$3	$3

9.	Income Taxes

Our effective income tax rate for the three months ended June 30, 2017 was 28.8% compared with 24.1% for the three months ended June 30, 2016. For the six months ended June 30, 2017, the effective income tax rate was 28.5% compared with 26.8% for the first six months ended June 30, 2016. Our effective income tax rate fluctuates based on, among other factors, changes in pretax income in countries with varying statutory tax rates, the U.S. domestic production activity deduction, changes in valuation allowances, changes in foreign exchange gains/losses, the amount of exempt income, and changes in unrecognized tax benefits associated with uncertain tax positions.

Compared with the second quarter of 2016, the higher effective tax rate for the second quarter of 2017 was primarily attributable to the prior year impact of a change in non-U.S. tax law on our deferred tax liabilities, a decrease in exempt income, changes in pretax income in countries with varying statutory tax rates, and changes in valuation allowances, partially offset by the impact of prior year adjustments to our deferred tax liabilities. Compared with the first six months of 2016, the higher effective tax rate for the first six months of 2017 was primarily attributable to the prior year impact of a change in non-U.S. tax law on our deferred tax liabilities, changes in valuation allowances, a decrease in exempt income, changes in pretax income in countries with varying statutory tax rates, partially offset by the impact of prior year adjustments to our deferred tax liabilities and a reduction in foreign exchange gains.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We monitor income tax developments (including, for example, the U.S. tax reform proposals and the European Union’s state aid investigations) in countries where we conduct business. In October 2016, the U.S. Treasury issued final Section 385 debt-equity regulations that may impact our internal financings; however, these regulations are currently under review by the Treasury Department pursuant to an Executive Order. Recently, there has been an increase in attention, both in the U.K. and globally, to the tax practices of multinational companies, including proposals by the Organization for Economic Cooperation and Development with respect to base erosion and profit shifting. Such attention may result in legislative changes that could affect our tax rate. Management does not believe that recent changes in income tax laws will have a material impact on our Consolidated Financial Statements, although new or proposed changes to tax laws could affect our tax liabilities in the future.

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

Environmental Remediation—Our accrued liability for future environmental remediation costs at current and former plant sites and other remediation sites totaled $99 million and $95 million as of June 30, 2017 and December 31, 2016, respectively. At June 30, 2017, the accrued liabilities for individual sites range from less than $1 million to $16 million. The remediation expenditures are expected to occur over a number of years, and not to be concentrated in any single year. In our opinion, it is reasonably possible that losses in excess of the liabilities recorded may have been incurred. However, we cannot estimate any amount or range of such possible additional losses. New information about sites, new technology or future developments such as involvement in investigations by regulatory agencies, could require us to reassess our potential exposure related to environmental matters.

The following table summarizes the activity in our accrued environmental liability included in “Accrued liabilities” and “Other liabilities:”

	Six Months Ended June 30,
Millions of dollars	2017	2016
Beginning balance	$95	$106
Changes in estimates	3	10
Amounts paid	(4)	(8)
Foreign exchange effects	5	2

Ending balance	$99	$110

Access Indemnity Demand—In December 2010, one of our subsidiaries received demand letters from affiliates of Access Industries (collectively, “Access Entities”), a more than five percent shareholder of the Company, demanding indemnity for losses, including attorney’s fees and expenses, arising out of a pending lawsuit styled Edward S. Weisfelner, as Litigation Trustee of the LB Litigation Trust v. Leonard Blavatnik, et al., Adversary

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Proceeding No. 09-1375 (REG), in the United States Bankruptcy Court, Southern District of New York. In the Weisfelner lawsuit, the plaintiffs seek to recover from Access the return of all amounts earned by the Access Entities related to their purchase of shares of Lyondell Chemical prior to its acquisition by Basell AF S.C.A.; distributions by Basell AF S.C.A. to its shareholders before it acquired Lyondell Chemical; and management and transaction fees and expenses. Trial of the lawsuit was held in October 2016. In April 2017, the court awarded $7.2 million to the plaintiffs and denied all other relief, and in May 2017 the court issued its Final Judgment reflecting this ruling. With prejudgment interest included, the total Final Judgment is $12.6 million. In May 2017 Plaintiffs filed an appeal of this Final Judgment to the Federal District Court for the Southern District of New York. That appeal remains pending.

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

Although the court issued its Final Judgment in Weisfelner in May 2017 as noted above, it remains on appeal and subject to further potential appeal by the parties. Accordingly, we cannot at this time estimate the reasonably possible loss or range of loss that may be incurred.

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

Indemnification—We are parties to various indemnification arrangements, including arrangements entered into in connection with acquisitions, divestitures and the formation and dissolution of joint ventures. Pursuant to these arrangements, we provide indemnification to and/or receive indemnification from other parties in connection with liabilities that may arise in connection with the transactions and in connection with activities prior to completion of the transactions. These indemnification arrangements typically include provisions pertaining to third party claims relating to environmental and tax matters and various types of litigation. As of June 30, 2017, we had not accrued any significant amounts for our indemnification obligations, and we are not aware of other circumstances that would likely lead to significant future indemnification obligations. We cannot determine with certainty the potential amount of future payments under the indemnification arrangements until events arise that would trigger a liability under the arrangements.

As part of our technology licensing contracts, we give indemnifications to our licensees for liabilities arising from possible patent infringement claims with respect to certain proprietary licensed technologies. Such indemnifications have a stated maximum amount and generally cover a period of five to ten years.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.	Stockholders’ Equity

Dividend distributions—The following table summarizes the dividends paid in the periods presented:

Millions of dollars, except per share amounts	Dividend Per Ordinary Share	Aggregate Dividends Paid	Date of Record
March	$0.85	$343	March 6, 2017
June	0.90	361	June 5, 2017

	$1.75	$704

Share Repurchase Programs— In May 2017, our shareholders approved a proposal to authorize us to repurchase up to an additional 10% of our outstanding ordinary shares through November 2018 (“May 2017 Share Repurchase Program”). As a result, the authorization of the remaining unpurchased shares under the share repurchase program approved by our shareholders in May 2016 (“May 2016 Share Repurchase Program”) was superseded.

These repurchases, which are determined at the discretion of our Management Board, may be executed from time to time through open market or privately negotiated transactions. The repurchased shares, which are recorded at cost, are recorded as Treasury stock and may be retired or used for general corporate purposes, including for various employee benefit and compensation plans.

The following table summarizes our share repurchase activity for the periods presented:

	Six Months Ended June 30, 2017
Millions of dollars, except shares and per share amounts	Shares Repurchased	Average Purchase Price	Total Purchase Price, Including Commissions
May 2016 Share Repurchase Program	3,501,084	$85.71	$300
May 2017 Share Repurchase Program	3,450,559	80.89	279

	6,951,643	$83.32	$579

	Six Months Ended June 30, 2016
Millions of dollars, except shares and per share amounts	Shares Repurchased	Average Purchase Price	Total Purchase Price, Including Commissions
May 2015 Share Repurchase Program	15,302,707	$80.15	$1,226
May 2016 Share Repurchase Program	5,837,691	79.21	463

	21,140,398	$79.89	$1,689

Due to the timing of settlements, total cash paid for share repurchases for the six months ended June 30, 2017 and 2016 was $570 million and $1,682 million, respectively.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Ordinary Shares—The changes in the outstanding amounts of ordinary shares are as follows:

	Six Months Ended
	June 30,
	2017	2016
Ordinary shares outstanding:
Beginning balance	404,046,331	440,150,069
Share-based compensation	304,566	325,997
Warrants exercised	4,184	—
Employee stock purchase plan	53,953	45,898
Purchase of ordinary shares	(6,951,643)	(21,140,398)

Ending balance	397,457,391	419,381,566

Treasury Shares—The changes in the amounts of treasury shares held by the Company are as follows:

	Six Months Ended
	June 30,
	2017	2016
Ordinary shares held as treasury shares:
Beginning balance	174,389,139	138,285,201
Share-based compensation	(304,566)	(325,997)
Warrants exercised	509	—
Employee stock purchase plan	(53,953)	(45,898)
Purchase of ordinary shares	6,951,643	21,140,398

Ending balance	180,982,772	159,053,704

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accumulated Other Comprehensive Income (Loss)—The components of, and after-tax changes in, Accumulated other comprehensive income (loss) as of and for the six months ended June 30, 2017 and 2016 are presented in the following table:

			Net
			Unrealized
		Net	Holding
		Unrealized	Gains	Defined
		Holding	(Losses)	Pension	Foreign
		Gains	Attributable	and Other	Currency
	Financial	(Losses) on	to Equity	Postretirement	Translation
Millions of dollars	Derivatives	Investments	Investees	Benefit Plans	Adjustments	Total
Balance – January 1, 2017	$(75)	$1	$—	$(498)	$(939)	$(1,511)
Other comprehensive income (loss) before reclassifications	(110)	(7)	9	—	120	12
Amounts reclassified from accumulated other comprehensive loss	111	—	—	13	—	124

Net other comprehensive income (loss)	1	(7)	9	13	120	136

Balance – June 30, 2017	$(74)	$(6)	$9	$(485)	$(819)	$(1,375)

Balance – January 1, 2016	$(79)	$(5)	$—	$(428)	$(926)	$(1,438)
Other comprehensive income (loss) before reclassifications	(148)	(6)	—	—	63	(91)
Amounts reclassified from accumulated other comprehensive loss	47	—	—	10	—	57

Net other comprehensive income (loss)	(101)	(6)	—	10	63	(34)

Balance – June 30, 2016	$(180)	$(11)	$—	$(418)	$(863)	$(1,472)

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amounts reclassified out of each component of Accumulated other comprehensive loss are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Affected line item on the Consolidated
Millions of dollars	2017	2016	2017	2016	Statements of Income
Reclassification adjustments for:
Financial derivatives	$133	$(43)	$158	$47	Other income (expense), net
Defined pension and other postretirement benefit plan items:
Amortization of:
Actuarial loss	9	7	19	15

Reclassifications, before tax	142	(36)	177	62
Income tax expense	43	2	53	5	Provision for income taxes

Amounts reclassified out of Accumulated other comprehensive income (loss)	$99	$(38)	$124	$57

Amortization of actuarial loss is included in the computation of net periodic pension and other postretirement benefit costs (see Note 8).

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.	Per Share Data

Basic earnings per share is based upon the weighted average number of shares of common stock outstanding during the periods. Diluted earnings per share includes the effect of certain stock option awards and other equity-based compensation awards. We have unvested restricted stock units that are considered participating securities for earnings per share.

Earnings per share data and dividends declared per share of common stock are as follows:

	Three Months Ended June 30,
	2017		2016
	Continuing	Discontinued	Continuing	Discontinued
Millions of dollars	Operations	Operations	Operations	Operations
Net income (loss)	$1,134	$(4)	$1,092	$(1)
Less: net loss attributable to non-controlling interests	1	—	—	—

Net income (loss) attributable to the Company shareholders	1,135	(4)	1,092	(1)
Net income attributable to participating securities	(1)	—	(1)	—

Net income (loss) attributable to ordinary shareholders – basic and diluted	$1,134	$(4)	$1,091	$(1)

Millions of shares, except per share amounts
Basic weighted average common stock outstanding	401	401	424	424
Effect of dilutive securities:
PSU awards	1	1	1	1

Potential dilutive shares	402	402	425	425

Earnings (loss) per share:
Basic	$2.83	$(0.01)	$2.57	$—

Diluted	$2.82	$(0.01)	$2.56	$—

Millions of shares
Participating securities	0.4	0.4	0.4	0.4

Dividends declared per share of common stock	$0.90	$—	$0.85	$—

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Six Months Ended June 30,
	2017		2016
	Continuing	Discontinued	Continuing	Discontinued
Millions of dollars	Operations	Operations	Operations	Operations
Net income (loss)	$1,939	$(12)	$2,122	$(1)
Less: net loss attributable to non-controlling interests	1	—	—	—

Net income (loss) attributable to the Company shareholders	1,940	(12)	2,122	(1)
Net income attributable to participating securities	(2)	—	(2)	—

Net income (loss) attributable to ordinary shareholders – basic and diluted	$1,938	$(12)	$2,120	$(1)

Millions of shares, except per share amounts
Basic weighted average common stock outstanding	402	402	428	428
Effect of dilutive securities:
PSU awards	1	1	1	1

Potential dilutive shares	403	403	429	429

Earnings (loss) per share:
Basic	$4.82	$(0.03)	$4.94	$—

Diluted	$4.81	$(0.03)	$4.93	$—

Millions of shares
Participating securities	0.4	0.4	0.4	0.4

Dividends declared per share of common stock	$1.75	$—	$1.63	$—

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

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized financial information concerning reportable segments is shown in the following table for the periods presented:

	Three Months Ended June 30, 2017
	O&P–	O&P–
Millions of dollars	Americas	EAI	I&D	Refining	Technology	Other	Total
Sales and other operating revenues:
Customers	$1,815	$2,966	$1,978	$1,565	$79	$—	$8,403
Intersegment	732	42	36	148	28	(986)	—

	2,547	3,008	2,014	1,713	107	(986)	8,403

Income from equity investments	11	67	—	—	—	—	78
EBITDA	859	699	339	25	48	—	1,970

	Three Months Ended June 30, 2016
	O&P–	O&P–
Millions of dollars	Americas	EAI	I&D	Refining	Technology	Other	Total
Sales and other operating revenues:
Customers	$1,643	$2,675	$1,741	$1,166	$102	$1	$7,328
Intersegment	568	46	28	123	27	(792)	—

	2,211	2,721	1,769	1,289	129	(791)	7,328

Income from equity investments	20	96	1	—	—	—	117
EBITDA	754	576	397	(13)	73	(4)	1,783

	Six Months Ended June 30, 2017
	O&P –	O&P –
Millions of dollars	Americas	EAI	I&D	Refining	Technology	Other	Total
Sales and other operating revenues:
Customers	$3,814	$5,933	$4,099	$2,815	$172	$—	$16,833
Intersegment	1,337	99	65	251	55	(1,807)	—

	5,151	6,032	4,164	3,066	227	(1,807)	16,833

Income from equity investments	25	133	1	—	—	—	159
EBITDA	1,582	1,228	678	(5)	108	(4)	3,587

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Six Months Ended June 30, 2016
	O&P –	O&P –
Millions of dollars	Americas	EAI	I&D	Refining	Technology	Other	Total
Sales and other operating revenues:
Customers	$3,238	$5,220	$3,417	$1,987	$208	$1	$14,071
Intersegment	1,088	79	54	257	53	(1,531)	—

	4,326	5,299	3,471	2,244	261	(1,530)	14,071

Income from equity investments	42	165	1	—	—	—	208
EBITDA	1,632	1,085	723	1	156	(7)	3,590

Our O&P–Americas results for the first six months of 2017 include a $31 million gain on the first quarter sale of our Lake Charles, Louisiana site. EBITDA for our O&P–EAI segment in the second quarter and first six months of 2017 include a $21 million non-cash gain stemming from the elimination of an obligation associated with a lease. Our I&D segment results for the first six months of 2017 include charges totaling $38 million primarily related to the settlement of precious metal financings in the first quarter.

Results for our O&P–EAI segment in the second quarter of 2016 include a reversal of the first quarter 2016 non-cash, lower of cost or market (“LCM”) inventory valuation charge of $40 million necessitated by the recovery of market prices for several of our polyolefins products and naphtha. A recovery in market prices for benzene and styrene also necessitated the reversal of the $28 million LCM inventory valuation charge recognized in the first quarter of 2016 by our I&D segment. In the first six months of 2016, our O&P–Americas and O&P–EAI segments also benefited from gains of $57 million and $21 million, respectively, related to the sale of our wholly owned subsidiary, Petroken Petroquimica Ensenada S.A.

A reconciliation of EBITDA to Income from continuing operations before income taxes is shown in the following table for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2017	2016	2017	2016
EBITDA:
Total segment EBITDA	$1,970	$1,787	$3,591	$3,597
Other EBITDA	—	(4)	(4)	(7)
Less:
Depreciation and amortization expense	(286)	(266)	(582)	(534)
Interest expense	(95)	(83)	(302)	(165)
Add:
Interest income	4	4	10	9

Income from continuing operations before income taxes	$1,593	$1,438	$2,713	$2,900

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

OVERVIEW

We believe our second quarter results demonstrate the value of our investments in capacity expansions and asset maintenance. Our ethylene crackers in the U.S. and Europe and our refinery had very strong operating rates in the second quarter of 2017. Our high operating rates were met with solid demand to drive chain margin improvements in our O&P–Americas and O&P–EAI segments.

Significant items that affected our results during the second quarter and first six months of 2017 relative to the second quarter and first six months of 2016 include:

•	Higher ethylene sales volumes in O&P–Americas following completion of the expansion-related turnaround at our Corpus Christi, Texas, facility offset in part by lower polyolefins margins, compared to strong 2016 levels;

•	Strong O&P–EAI results with higher olefins margins, partially offset by a decline in polyolefin results;

•	Lower I&D segment results in both 2017 periods with volume-driven decreases due to turnaround activities and lower results for oxyfuels and related products; and

•	Increased crude oil processing rates leading to higher Refining segment results in the second quarter but more than offset by lower refining margins driven by lower yields and higher maintenance-related fixed costs in the first quarter and weaker industry conditions in the second quarter of 2017.

Other noteworthy items since the beginning of the year include the following:

•	Increased quarterly dividend from $0.85 to $0.90 cents in May 2017;

•	Issuance of $1,000 million of 3.5% guaranteed notes due 2027 in March 2017, used to redeem $1,000 million aggregate principal amount of our outstanding 5% senior notes due 2019; and

•	Repurchases of approximately 5 million and 7 million of our outstanding ordinary shares during the second quarter and first six months of 2017, respectively.

Results of operations for the periods discussed are presented in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions of dollars	2017	2016	2017	2016
Sales and other operating revenues	$8,403	$7,328	$16,833	$14,071
Cost of sales	6,601	5,702	13,592	10,868
Selling, general and administrative expenses	200	199	404	392
Research and development expenses	25	24	50	48

Operating income	1,577	1,403	2,787	2,763
Interest expense	(95)	(83)	(302)	(165)
Interest income	4	4	10	9
Other income (expense), net	29	(3)	59	85
Income from equity investments	78	117	159	208
Provision for income taxes	459	346	774	778

Income from continuing operations	1,134	1,092	1,939	2,122
Loss from discontinued operations, net of tax	(4)	(1)	(12)	(1)

Net income	$1,130	$1,091	$1,927	$2,121

RESULTS OF OPERATIONS

Revenues—Revenues increased by $1,075 million, or 15%, in the second quarter of 2017 compared to the second quarter of 2016 and $2,762 million, or 20%, in the first six months of 2017 compared to the first six months of 2016.

Average sales prices in the second quarter and first six months of 2017 were higher across most products as sales prices generally correlate with crude oil prices, which on average, increased compared to the corresponding periods in 2016. These higher prices led to increases in revenues of 14% and 19%, respectively. Revenue increases of 2% in each of the second quarter and first six months of 2017 were largely the result of higher volumes in our O&P–Americas, O&P-EAI and Refining segments.

The remaining 1% decrease in revenues are attributable to foreign exchange impacts that, on average, were unfavorable for the second quarter and first six months of 2017.

Cost of Sales—Cost of sales increased by $899 million, or 16%, in the second quarter of 2017 compared to the second quarter of 2016 and by $2,724 million, or 25%, in the first six months of 2017 compared to the first six months of 2016 primarily due to increases in feedstock and energy costs.

Cost of sales in the second quarter of 2016 included a pre-tax benefit totaling $68 million for the reversal of non-cash LCM inventory valuation charges recognized in our O&P–EAI and I&D segments during the first quarter of 2016.

Operating Income—Operating income increased by $174 million in the second quarter of 2017 compared to the second quarter of 2016 and by $24 million in the first six months of 2017 compared to the first six months of 2016.

Operating income for the second quarter of 2016 included a benefit of $68 million related to the reversal of the LCM inventory valuation adjustment recognized in the first quarter of 2016. Operating income for the second quarter of 2017 increased relative to the second quarter of 2016 by $92 million, $126 million and $32 million in our O&P–Americas, O&P–EAI and Refining segments, respectively. These favorable impacts were offset in part by a decline of $57 million in our I&D segment.

Operating income for the first six months of 2017 increased relative to the first six months of 2016 by $169 million in our O&P–EAI segment. This favorable impact was offset in part by declines of $56 million, $43 million and $46 million, respectively, in our O&P–Americas, I&D and Technology segments.

Results for each of our business segments are discussed further in the “Segment Analysis” section below.

Interest Expense—Interest expense increased by $12 million in the second quarter of 2017 compared to the second quarter of 2016 and by $137 million in the first six months of 2017 compared to the first six months of 2016.

Unfavorable impacts from our fixed-for-floating interest rate swaps related to our 5% senior notes due 2019, 6% senior notes due 2021 and 3.5% guaranteed notes due 2027 resulted in increases of $16 million and $24 million in interest expense during the second quarter and first six months of 2017, respectively. Reductions in interest expense of $13 million in each of the second quarter and first six months of 2017 related to the first quarter 2017 redemption of our 5% senior notes due 2019 were substantially offset in the second quarter of 2017 and more than offset in the first six months of 2017 by increased interest expense of $9 million and $14 million, respectively, related to debt issuances in March 2017 of our 3.5% guaranteed notes due 2027 and in March 2016 of our 1.875% guaranteed notes due 2022.

In the first six months of 2017, we also recognized charges totaling $113 million related to the March 2017 redemption of $1,000 million of our outstanding 5% senior notes due 2019. These charges included $65 million of prepayment premiums, $44 million for the write-off of the fair value adjustment associated with fair value hedges and $4 million for the write-off of associated unamortized debt issuance costs. For additional information related to the repayment of debt, see Note 5.

Other Income (Expense), Net—Other income, net of $29 million in the second quarter of 2017 reflects an increase of $32 million over the prior year period largely due to a $21 million non-cash gain in our O&P–EAI segment related to the elimination of an obligation associated with a lease. Other income, net of $59 million in the first six months of 2017 decreased by $26 million relative to the same period in 2016. In the first six months of 2017, we recognized a $31 million gain on the sale of our Lake Charles, Louisiana site, which was allocated to our O&P–Americas segment and the $21 million benefit to our O&P–EAI segment discussed above. In the first six months of 2016, we recognized a $78 million gain related to the sale of our wholly owned Argentine subsidiary. We allocated $57 million and $21 million of this gain to our O&P–Americas and O&P–EAI segments, respectively.

Income Tax—Our effective income tax rate for the second quarter of 2017 was 28.8% compared with 24.1% for the second quarter of 2016 and for the first six months of 2017 was 28.5% compared with 26.8% for the first six months of 2016.

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

Compared with the second quarter of 2016, the higher effective tax rate for the second quarter of 2017 was primarily attributable to the prior year impact of a change in non-U.S. tax law on our deferred tax liabilities (3.5%), a decrease in exempt income (1.3%), changes in pretax income in countries with varying statutory tax rates (0.9%), and changes in valuation allowances (0.6%), partially offset by the impact of prior year adjustments to our deferred tax liabilities (-1.5%). Compared with the first six months of 2016, the higher effective tax rate for the first six months of 2017 was primarily attributable to the prior year impact of a change in non-U.S. tax law on our deferred tax liabilities (1.7%), changes in valuation allowances (0.9%), a decrease in exempt income (0.8%), changes in pretax income in countries with varying statutory tax rates (0.3%), partially offset by the impact of prior year adjustments to our deferred tax liabilities (-1.9%) and a reduction in foreign exchange gains (-0.5%).

We monitor income tax developments (including, for example, the U.S. tax reform proposals and the European Union’s state aid investigations) in countries where we conduct business. In October 2016, the U.S. Treasury issued final Section 385 debt-equity regulations that may impact our internal financings; however, these regulations are currently under review by the Treasury Department pursuant to an Executive Order. Recently, there has been an increase in attention, both in the U.K. and globally, to the tax practices of multinational companies, including proposals by the Organization for Economic Cooperation and Development with respect to base erosion and profit shifting. Such attention may result in legislative changes that could affect our tax rate. Management does not believe that recent changes in income tax laws will have a material impact on our Consolidated Financial Statements, although new or proposed changes to tax laws could affect our tax liabilities in the future.

Comprehensive Income—Comprehensive income increased by $177 million in the second quarter of 2017 compared to the second quarter of 2016 and decreased by $24 million in the first six months of 2017 compared to the first six months of 2016. The second quarter 2017 increase reflects higher net income in the second quarter of 2017, the favorable impacts of financial derivative adjustments and the net favorable impact of unrealized net changes in foreign currency translation adjustments. The decrease in the first six months of 2017 reflects lower net income, the favorable impacts of financial derivative adjustments and the net favorable impact of unrealized net changes in foreign currency translation adjustments.

In the second quarter and first six months of 2017, the cumulative effects of our derivatives designated as cash flow hedges were losses of $158 million and $160 million, respectively. The euro strengthened against the U.S. dollar in the second quarter and first six months of 2017 resulting in pre-tax losses of $128 million and $135 million, respectively, in the second quarter and first six months of 2017 related to our cross currency swaps. Pre-tax gains of $133 million and $158 million related to our cross currency swaps were reclassification adjustments included in net income in the second quarter and first six months of 2017, respectively. Unrealized losses of $24 million and $17 million in the second quarter and first six months of 2017, respectively, related to forward-starting interest rate swaps were driven by increases in benchmark interest rates during those periods.

The predominant functional currency for our operations outside of the U.S. is the euro. Relative to the U.S. dollar, the value of the euro increased during the second quarter and first six months of 2017 resulting in net gains as reflected in the Consolidated Statements of Comprehensive Income. These net gains include pre-tax losses of $147 million and $182 million, which represent the effective portion of the unrealized losses of our financial instruments designated as net investment hedges.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions of dollars	2017	2016	2017	2016
Sales and other operating revenues:
O&P–Americas segment	$2,547	$2,211	$5,151	$4,326
O&P–EAI segment	3,008	2,721	6,032	5,299
I&D segment	2,014	1,769	4,164	3,471
Refining segment	1,713	1,289	3,066	2,244
Technology segment	107	129	227	261
Other, including intersegment eliminations	(986)	(791)	(1,807)	(1,530)

Total	$8,403	$7,328	$16,833	$14,071

Operating income (loss):
O&P–Americas segment	$738	$646	$1,297	$1,353
O&P–EAI segment	549	423	950	781
I&D segment	270	327	539	582
Refining segment	(21)	(53)	(91)	(83)
Technology segment	39	62	89	135
Other, including intersegment eliminations	2	(2)	3	(5)

Total	$1,577	$1,403	$2,787	$2,763

Depreciation and amortization:
O&P–Americas segment	$107	$88	$225	$178
O&P–EAI segment	58	58	117	113
I&D segment	68	69	137	139
Refining segment	44	40	84	83
Technology segment	9	11	19	21

Total	$286	$266	$582	$534

Income from equity investments:
O&P–Americas segment	$11	$20	$25	$42
O&P–EAI segment	67	96	133	165
I&D segment	—	1	1	1

Total	$78	$117	$159	$208

	Three Months Ended June 30,		Six Months Ended June 30,

Millions of dollars	2017	2016	2017	2016
Other income (expense), net:
O&P–Americas segment	$3	$—	$35	$59
O&P–EAI segment	25	(1)	28	26
I&D segment	1	—	1	1
Refining segment	2	—	2	1
Other, including intersegment eliminations	(2)	(2)	(7)	(2)

Total	$29	$(3)	$59	$85

EBITDA:
O&P–Americas segment	$859	$754	$1,582	$1,632
O&P–EAI segment	699	576	1,228	1,085
I&D segment	339	397	678	723
Refining segment	25	(13)	(5)	1
Technology segment	48	73	108	156
Other, including intersegment eliminations	—	(4)	(4)	(7)

Total	$1,970	$1,783	$3,587	$3,590

Olefins and Polyolefins–Americas Segment

Overview—Second quarter 2017 EBITDA increased due to higher olefins volumes and margins relative to the second quarter of 2016, partly offset by lower polypropylene spreads compared to strong second quarter 2016 levels. EBITDA for the first six months of 2017 decreased slightly compared to the first six months of 2016. Higher olefins volumes and margins in the first six months of 2017 were almost entirely offset by lower polyolefins margins. EBITDA for the first six months of 2017 included a $31 million gain on the sale of our Lake Charles, Louisiana, site. EBITDA for the first six months of 2016 included a $57 million gain on the sale of our wholly owned Argentine subsidiary.

Ethylene Raw Materials—Production economics for the industry have favored natural gas liquids (“NGLs”) in recent years. While ethane continues to be the preferred U.S. olefins feedstock over time, there were periods during the second quarter and first six months of 2017 when crude oil based liquids (“heavy liquids”), had comparable or favored economics. These favorable economics resulted from co-product price increases, a more significant component of heavy liquid economics than for ethane, which outpaced feedstock price increases. We produced approximately 88% and 89% of our U.S. ethylene production from NGLs during the second quarters of 2017 and 2016, respectively, and 88% during each of the first six months of 2017 and 2016.

The following table sets forth selected financial information for the O&P–Americas segment including Income from equity investments, which is a component of EBITDA:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions of dollars	2017	2016	2017	2016
Sales and other operating revenues	$2,547	$2,211	$5,151	$4,326
Income from equity investments	11	20	25	42
EBITDA	859	754	1,582	1,632

Revenues—Revenues for our O&P–Americas segment increased by $336 million, or 15%, in the second quarter of 2017 compared to the second quarter of 2016 and by $825 million, or 19%, in the first six months of 2017 compared to the first six months of 2016.

Average sales prices for most products increased in the second quarter and first six months of 2017, consistent with feedstock prices that are correlated with the price of crude oil, which on average increased relative to the second quarter and first six months of 2016. These higher sales prices were responsible for increases in revenues of 14% and 18% in the second quarter and first six months of 2017, respectively.

Higher olefins sales volumes following the completion of the turnaround and related expansion of our ethylene facility at Corpus Christi, Texas, led to revenue increases of 1% in each of the second quarter and first six months of 2017.

EBITDA—EBITDA increased by $105 million, or 14%, in the second quarter of 2017 compared to the second quarter of 2016 and decreased by $50 million, or 3%, in the first six months of 2017 compared to the first six months of 2016.

The higher olefins volumes discussed above were responsible for a 14% increase in second quarter 2017 EBITDA versus the second quarter of 2016. Olefins margins increased in the second quarter of 2017 due to a 2 cents per pound average sales price increase that outpaced increases in feedstock costs. These higher olefins margins, which were substantially offset by a 7 cents per pound decline in polypropylene margins due to higher feedstock costs, also led to a 1% increase in EBITDA. These increases were partly offset by lower income from our equity investment in Mexico resulting in a 1% decrease in EBITDA.

In the first six months of 2017, margins were lower compared to the first six months of 2016 largely due to declines of 10 cents per pound in polypropylene spreads and 1 cent per pound in polyethylene spreads, which more than offset a 2 cents per pound increase in ethylene spreads. These lower spreads, which reflect the impact of higher polyolefins feedstock costs resulted in a 9% decrease in EBITDA for the first six months of 2017. Lower income from our equity investment in Mexico relative to the prior year period resulted in a decline in EBITDA of 1%. A 2% decrease in EBITDA compared to the prior year period reflects the net impact of the gain on sale of our wholly owned Argentine subsidiary in the first quarter of 2016 and the first quarter 2017 gain on sale of our Lake Charles, Louisiana site. These declines were partly offset by a 9% increase in EBITDA due to the higher olefins volumes discussed above.

Olefins and Polyolefins–Europe, Asia, International Segment

Overview—Improved EBITDA in the second quarter and first six months of 2017 versus the same periods in 2016 was driven by higher olefins margins, which were partly offset by lower polyethylene margins and lower income from our equity investments. EBITDA in the second quarter and first six months of 2017 includes the beneficial impact of $21 million related to the elimination of an obligation associated with a lease. EBITDA for the second quarter of 2016 benefited from the reversal of a $40 million non-cash LCM inventory valuation charge, while the first six months of 2016 included a $21 million gain on the sale of our wholly owned Argentine subsidiary recognized in the first quarter of 2016.

The following table sets forth selected financial information for the O&P–EAI segment including Income from equity investments, which is a component of EBITDA:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions of dollars	2017	2016	2017	2016
Sales and other operating revenues	$3,008	$2,721	$6,032	$5,299
Income from equity investments	67	96	133	165
EBITDA	699	576	1,228	1,085

Revenues—Revenues increased by $287 million, or 11%, in the second quarter of 2017 compared to the second quarter of 2016 and by $733 million, or 14%, in the first six months of 2017 compared to the first six months of 2016.

Average sales prices in the second quarter and first six months of 2017 were higher across most products as sales prices generally correlate with crude oil prices, which on average, increased compared to the second quarter and first six months of 2016. These higher average sales prices were responsible for revenue increases of 13% and 15%, respectively, in the second quarter and first six months of 2017. Better product availability compared to the second quarter and first six months of 2016, which was affected by turnaround activity and inventory requirements, led to higher olefins sales volumes, driven by ethylene. These higher olefins volumes were offset in the second quarter of 2017 by a corresponding decrease in polypropylene volumes. The resulting increase in sales volumes in the first six months of 2017 was responsible for a revenue increase of 1% over the same prior year period.

Foreign exchange impacts that, on average, were unfavorable for the second quarter and first six months of 2017 resulted in revenue decreases of 2% in each of the second quarter and first six months of 2017.

EBITDA—EBITDA increased by $123 million, or 21%, in the second quarter of 2017 compared to the second quarter of 2016, and by $143 million, or 13%, in the first six months of 2017 compared to the first six months of 2016.

An increase in olefin margins, driven by higher ethylene and co-product sales prices, were partly offset in the second quarter and first six months of 2017 by decreases in European polyethylene spreads of approximately 5 cents per pound due to the higher costs of ethylene feedstock. These net improvements in margins contributed 28% and 14%, respectively, to the increases in EBITDA during the second quarter and first six months of 2017. Higher volumes stemming from increased operating rates also led to increases in EBITDA of 3% and 4% in the second quarter and first six months of 2017, respectively.

Lower income from our equity investments led to decreases in EBITDA of 5% and 3% in the second quarter and first six months of 2017, respectively. These declines were mainly attributable to lower results for our joint ventures in Poland and Asia. Unfavorable foreign exchange impacts also resulted in EBITDA decreases of 2% in each of the second quarter and first six months of 2017.

The absence of the second quarter 2016 benefit related to the reversal of the LCM inventory adjustment combined with the second quarter 2017 benefit associated primarily with the elimination of the lease obligation discussed above were responsible for an additional 3% decline in EBITDA compared to the second quarter of 2016.

Intermediates and Derivatives Segment

Overview—Lower EBITDA for our I&D segment in the second quarter and first six months of 2017 relative to the second quarter and first six months of 2016 reflects the negative impacts of turnarounds at our Botlek, Netherlands, PO/TBA and Channelview, Texas, methanol facilities. These negative impacts were offset in part in the first six months of 2017 by stronger margins for intermediate chemicals products. EBITDA included charges related to the settlement of precious metal financings of $38 million in the first quarter of 2017, and $12 million and $19 million in the second quarter and first six months of 2016, respectively. EBITDA for the second quarter of 2016 also included a $28 million non-cash LCM inventory credit offsetting the charge booked in the first quarter of 2016.

The following table sets forth selected financial information for the I&D segment including Income from equity investments, which is a component of EBITDA:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions of dollars	2017	2016	2017	2016
Sales and other operating revenues	$2,014	$1,769	$4,164	$3,471
Income from equity investments	—	1	1	1
EBITDA	339	397	678	723

Revenues—Revenues increased by $245 million, or 14%, in the second quarter of 2017 compared to the second quarter of 2016 and by $693 million, or 20%, in the first six months of 2017 compared to the first six months of 2016.

Higher average sales prices in the second quarter and first six months of 2017 for most products, which reflect the impacts of higher feedstock and energy costs and recent industry supply constraints, were responsible for revenue increases of 16% and 23%, respectively. These increases were partially offset by revenue decreases of 1% and 2% during the second quarter and first six months of 2017, respectively, resulting from the impacts of lower sales volumes due to two major turnarounds at our Botlek, Netherlands, and Channelview, Texas, facilities.

The remaining changes in revenues reflect foreign exchange impacts that, on average, were unfavorable for the second quarter and first six months of 2017.

EBITDA—EBITDA decreased $58 million, or 15%, in the second quarter of 2017 compared to the second quarter of 2016 and by $45 million, or 6%, in the first six months of 2017 compared to the first six months of 2016.

Second quarter 2017 EBITDA decreased largely due to a decline in oxyfuels and related products volumes associated with turnaround activities and lower margins. Approximately a quarter of this decrease was offset by an increase in intermediate chemicals product margins relative to the second quarter of 2016. These lower volumes and margins led to decreases in EBITDA of 5% and 6%, respectively. An additional net 4% decline in second quarter EBITDA as compared to the prior year period stems from the absence of the benefit of the LCM inventory valuation adjustment reversal and the $12 million charge related to settlements of precious metal financings.

EBITDA for the first six months of 2017 reflect lower oxyfuels and related products results as an improvement in intermediate chemicals results was offset by a corresponding decline in results for PO and derivatives. Lower volumes for oxyfuels and related products stemming from turnaround activities were largely responsible for a 4% decrease in EBITDA. The settlement of precious metal financings also resulted in a 3% decrease in EBITDA in the first six months of 2017. Improved margins for intermediate chemicals products driven by higher average sales prices for methanol in the first six months of 2017 were mostly offset by lower margins for certain PO derivatives and for oxyfuels and related products, both due to increased feedstock costs. The resulting margin improvement led to a 1% increase in EBITDA.

Refining Segment

Overview—Results for our Refining segment in the second quarter and first six months of 2017 compared to the second quarter and first six months of 2016 benefited from higher crude processing rates as fewer planned and unplanned maintenance outages impacted EBITDA in 2017 than in the comparative periods in 2016. This benefit was reduced in the second quarter by the impact of lower industry margins and more than offset in the first six months of 2017 by lower margins driven by lower yields and higher maintenance-related fixed costs related to the turnaround activity in both years.

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

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2017	2016	2017	2016
Sales and other operating revenues	$1,713	$1,289	$3,066	$2,244
EBITDA	25	(13)	(5)	1

Heavy crude processing rates, thousands of barrels per day	265	183	229	184

Market margins, dollars per barrel
Light crude oil – 2-1-1	$13.26	$11.52	$12.57	$10.13
Light crude – Maya differential	6.28	9.55	7.55	9.37

Total Maya 2-1-1	$19.54	$21.07	$20.12	$19.50

Revenues—Revenues increased by $424 million, or 33%, in the second quarter of 2017 compared to the second quarter of 2016 and by $822 million, or 37% in the first six months of 2017 compared to the first six months of 2016.

Higher product prices led to revenue increases of 19% and 32%, respectively, relative to the comparative periods in 2016 due to average crude oil price increases of approximately $6 and $12 per barrel in the second quarter and first six months of 2017, respectively. Heavy crude oil processing rates in the second quarter and first six months of 2017 increased 45% and 24%, respectively, leading to sales volume revenue increases of 14% and 5% in the second quarter and first six months of 2017, respectively.

EBITDA—EBITDA increased by $38 million, or 292%, in the second quarter of 2017 compared to the second quarter of 2016 and decreased by $6 million, or 600%, in the first six months of 2017 compared to the first six months of 2016.

Higher production accounted for approximately 110% of the EBITDA improvement in the second quarter of 2017 relative to the prior year period, and provided a similar benefit for the first six months of 2017 in dollar terms. Crude oil processing rates in 2017 were higher than 2016, as the 2016 periods were negatively impacted by a coker unit fire in the second quarter and planned turnaround activity on a crude unit and a coker unit processing train in the first quarter. Downtime at crude units reduced crude oil processing rates in both periods.

Lower industry margins in the second quarter of 2017 primarily reflected lower price discounts for heavy crude oil such as Maya, but were mostly offset by operational margin improvements due to lower maintenance activity. Industry margins for the first six months of 2017 were slightly improved versus the prior year period due to a stronger first quarter, but declines in our refining margins more than offset this improvement due to lower yields associated with a first quarter 2017 fluid catalytic cracker unit turnaround and to higher fixed costs driven by maintenance activities in the first six months of 2017 versus the same prior year period.

Technology Segment

Overview—Operating results for the Technology segment reflect lower licensing revenues in the second quarter and first six months of 2017, partially offset in the first six months by higher catalyst sales volumes, compared to the second quarter and first six months of 2016.

The following table sets forth selected financial information for the Technology segment:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2017	2016	2017	2016
Sales and other operating revenues	$107	$129	$227	$261
EBITDA	48	73	108	156

Revenues—Revenues decreased by $22 million, or 17%, in the second quarter of 2017 compared to the second quarter of 2016, and by $34 million, or 13%, in the first six months of 2017 compared to the first six months of 2016.

Licensing and service revenues declined in the second quarter and first six months of 2017 resulting in revenue decreases of 15% and 18%, respectively, relative to the corresponding periods in 2016. Revenue decreases of 2% in each of the second quarter and first six months of 2017 resulted from foreign currency impacts that, on average, were unfavorable relative to the comparison periods in 2016.

In the second quarter of 2017, a price driven increase in revenues of 3% was offset by a corresponding decrease due to lower catalyst sales volumes. Higher catalyst sales volumes and prices in the first six months of 2017 were responsible for revenue increases of 5% and 2%, respectively.

EBITDA—EBITDA decreased by $25 million, or 34%, in the second quarter of 2017 compared to the second quarter of 2016, and by $48 million, or 31%, in the first six months of 2017 compared to the first six months of 2016.

Lower licensing and services margins were largely responsible for EBITDA decreases of 29% and 38% during the second quarter and first six months of 2017, respectively. A decline in catalyst volumes in the second quarter of 2017 led to an additional decrease in EBITDA of 5%. The decrease due to lower licensing and services margins in the first six months of 2017 was partly offset by a 7%increase due to higher catalyst sales volumes.

FINANCIAL CONDITION

Operating, investing and financing activities of continuing operations, which are discussed below, are presented in the following table:

	Six Months Ended June 30,
Millions of dollars	2017	2016
Source (use) of cash:
Operating activities	$2,238	$2,561
Investing activities	(1,054)	(1,071)
Financing activities	(1,359)	(1,372)

Operating Activities

Cash of $2,238 million generated by operating activities in the first six months of 2017 reflects earnings adjusted for non-cash items and $462 million of cash consumed by the main components of working capital–accounts receivable, inventories and accounts payable. Lower heavy liquid and natural gas liquids prices in our O&P–Americas segment and a decrease in feedstock purchases in our O&P–EAI segment led to the decline in accounts payable in the first six months of 2017. Higher sales prices and increased volumes in our O&P–EAI segment led to the increase in accounts receivable. Higher olefin co-product and polyolefin prices in our O&P–Americas segment in the first six months of 2017, which were partially offset by an inventory drawdown during turnaround activities at our I&D segment’s Botlek, Netherlands facility, led to the increase in inventories.

Cash of $2,561 million generated in the first six months of 2016 primarily reflected earnings adjusted for non-cash items, including the $78 million gain related to the sale of our wholly owned Argentine subsidiary and adjustments for related working capital, and cash used by the main components of working capital.

The main components of working capital used cash of $94 million during the first six months of 2016. Higher sales prices for products in our O&P–EAI segment in the first six months of 2016 combined with the impact of higher sales volumes for our I&D and Refining segments in the second quarter of 2016 relative to the fourth quarter of 2015 led to the increase in accounts receivable. The increase in accounts payable reflects increased feedstock costs in our O&P–Americas segment and increased purchases of crude oil by our Refining segment.

Investing Activities—We invest cash in investment-grade and other high quality instruments that provide adequate flexibility to redeploy funds as needed to meet our cash flow requirements while maximizing yield. In the first six months of 2017 and 2016, we invested $653 million and $607 million, respectively, in securities that are classified as Short-term investments. The majority of these investments are deemed available-for-sale; however, we also invested in some securities deemed held-to-maturity. We received proceeds of $75 million upon maturity of our held-to-maturity securities during the first six months of 2017. In the first six months of 2017 and 2016, we also invested $512 million and $168 million, respectively, in tri-party repurchase agreements, which are classified as short-term loans receivable. We received proceeds upon the sale and maturity of certain of our available-for-sale securities and repurchase agreements of $487 million and $381 million, respectively, in the first six months of 2017, and $657 million and $98 million, respectively, in the corresponding periods of 2016.

In April 2017, we increased our interest in the entity that holds our equity interest in Al Waha Petrochemicals Ltd. from 83.79% to 100% by paying $21 million to exercise a call option to purchase the remaining 16.21% interest held by a third party.

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

In February 2016, we received net cash proceeds of $137 million for the sale of our wholly owned Argentine subsidiary.

The following table summarizes capital expenditures for the periods presented:

	Six Months Ended June 30,
Millions of dollars	2017	2016
Capital expenditures by segment:
O&P–Americas	$381	$642
O&P–EAI	79	141
I&D	184	156
Refining	163	128
Technology	13	15
Other	8	8

Consolidated capital expenditures of continuing operations	$828	$1,090

In the first six months of 2017 and 2016, our capital expenditures included construction related to our new Hyperzone polyethylene plant at our La Porte, Texas facility, debottlenecks of certain assets to enhance production, turnaround activities at several sites as well as other plant improvement projects. The lower level of capital expenditures for our O&P–Americas in the first six months of 2017 is largely due to the completion of the 800 million pound ethylene expansion at our Corpus Christi, Texas facility in the fourth quarter of 2016.

Financing Activities—In the first six months of 2017 and 2016, we made payments of $570 million and $1,682 million, respectively, to acquire approximately 7 million and 21 million, respectively, of our outstanding ordinary shares. We also made dividend payments totaling $704 million and $698 million during the first six months of 2017 and 2016, respectively. For additional information related to these share repurchases and dividend payments, see Note 11 to the Consolidated Financial Statements.

We received net proceeds of $1 million and $200 million in the first six months of 2017 and 2016, respectively, through the issuance and repurchase of commercial paper instruments under our commercial paper program.

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

Liquidity and Capital Resources—As of June 30, 2017, we had $2,012 million of unrestricted cash and cash equivalents and marketable securities classified as Short-term investments. We also held $542 million of tri-party repurchase agreements classified as Prepaid expenses and other current assets at June 30, 2017. For additional information related to our purchases of marketable securities see “Investing Activities” above and Note 6 to the Consolidated Financial Statements.

At June 30, 2017, we held $430 million of cash in jurisdictions outside of the U.S., principally in the United Kingdom. There are currently no legal or economic restrictions that materially would impede our transfers of cash.

We also had total unused availability under our credit facilities of $2,881 million at June 30, 2017, which included the following:

•	$1,999 million under our $2,500 million revolving credit facility, which backs our $2,500 million commercial paper program. In June 2017, the term of our $2,500 million revolving credit facility was extended for one year to June 2022 pursuant to a consent agreement. Availability under this facility is net of outstanding borrowings, outstanding letters of credit provided under the facility and notes issued under our commercial paper program. A small portion of our availability under this facility is impacted by changes in the euro/U.S. dollar exchange rate. At June 30, 2017, we had $498 million of outstanding commercial paper, no outstanding letters of credit and no outstanding borrowings under the facility; and

•	$882 million under our $900 million U.S. accounts receivable securitization facility. Availability under this facility is subject to a borrowing base of eligible receivables, which is reduced by outstanding borrowings and letters of credit, if any. This facility had no outstanding borrowings or letters of credit at June 30, 2017.

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

At June 30, 2017, we had total debt, including current maturities, of $9,059 million. We also had $538 million of outstanding letters of credit, bank guarantees and surety bonds issued under uncommitted credit facilities at June 30, 2017.

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

In May 2017, our shareholders approved a proposal to authorize us to repurchase up to an additional 10%, or approximately 40 million of our outstanding ordinary shares through November 2018 (“May 2017 Share Repurchase Program”). As a result, the authorization of the remaining unpurchased shares under the share repurchase program approved by our shareholders in May 2016 (“May 2016 Share Repurchase Program”) was superseded. Our share repurchase program does not have a stated dollar amount, and purchases may be made through open market purchases, private market transactions or other structured transactions. Repurchased shares could be retired or used for general corporate purposes, including for various employee benefit and compensation plans. During the first six months of 2017, we have purchased approximately 7 million shares under these programs for approximately $579 million. As of July 25, 2017, we had approximately 35 million shares remaining under the current authorization. The timing and amount of additional shares repurchased will be determined by our Management Board based on its evaluation of market conditions and other factors. For additional information related to our share repurchase programs, see Note 11 to the Consolidated Financial Statements.

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

CURRENT BUSINESS OUTLOOK

Olefin and polyolefin market demand is expected to continue to support strong global operating rates over the near term. We expect global demand for polyolefins to remain strong and supportive of chain margins for our shale-based and naphtha-based production assets, despite current pressure on domestic spot ethylene margins from strong industry operations and delays in new derivative capacity. The supply and inventories of natural gas and NGL feedstocks in the U.S. have remained abundant and we are encouraged by increased production, transportation and fractionation investments near the U.S. Gulf Coast. We are cautiously optimistic of improving demand in fuel markets given possible impacts of range-bound crude oil prices on our oxyfuels business and weak discounts for heavy crudes processed by our Refining segment. With no major maintenance planned for our facilities during the remainder of 2017, we look forward to the continued benefits of safe, reliable and cost-efficient operations from our global assets.

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

Our exposure to market and regulatory risks is described in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2016. Our exposure to such risks has not changed materially in the six months ended June 30, 2017.

Item 4.	CONTROLS AND PROCEDURES

As of June 30, 2017 with the participation of our management, our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) carried out an evaluation, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the Act), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of June 30, 2017.

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

In March 2017, the Texas Commission on Environmental Quality (the “TCEQ”) issued a proposed Agreed Order to Houston Refining LP. The proposed Agreed Order stems from agency record reviews conducted from May to July 2016 and September to October 2016 and an agency investigation conducted in April 2016. In June 2017, TCEQ issued a revised Agreed Order that carries a total administrative penalty of $77,626.

Additional information about such environmental proceedings can be found in Part I, Item 3 of our 2016 Annual Report on Form 10-K, which is incorporated into this Item 1 by reference.

Item 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in Item 1A of our 2016 Annual Report on Form 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
April 1 – April 30	—	—	—	19,668,640
May 1 – May 31	2,586,319	$81.61	2,586,319	39,468,685
June 1 – June 30	2,831,611	$80.91	2,831,611	36,637,074

Total	5,417,930	$81.24	5,417,930	36,637,074

(1)	On May 24, 2017, we announced a share repurchase program of up to 40,087,633 of our ordinary shares through November 23, 2018, which superseded any prior repurchase authorizations. The maximum number of shares that may yet be purchased is not necessarily an indication of the number of shares that will ultimately be purchased.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 6.	EXHIBITS

10.1	Consent Agreement, dated June 5, 2017, among LyondellBasell Industries N.V. and LYB Americas Finance Company LLC, as Borrowers, Bank of America, N.A., as Administrative Agent and the lender parties thereto (incorporated by reference to Exhibit 10 to our Current Report on Form 8-K filed with the SEC on June 7, 2017)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32	Certifications pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LYONDELLBASELL INDUSTRIES N.V.

Date: July 28, 2017	/s/ Michael W. Sumruld
Michael W. Sumruld
Vice President and
Chief Accounting Officer
(Principal Accounting Officer)