Form 10-Q
period 2017-09-30
LyondellBasell Industries N.V.
filed 2017-10-27
CIK 1489393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

The registrant had 394,460,282 ordinary shares, €0.04 par value, outstanding at October 24, 2017 (excluding 183,979,881 treasury shares).

LYONDELLBASELL INDUSTRIES N.V.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars, except earnings per share	2017	2016	2017	2016
Sales and other operating revenues:
Trade	$8,312	$7,191	$24,775	$20,879
Related parties	204	174	574	557

	8,516	7,365	25,349	21,436
Operating costs and expenses:
Cost of sales	6,939	5,903	20,531	16,771
Selling, general and administrative expenses	218	188	622	580
Research and development expenses	27	25	77	73

	7,184	6,116	21,230	17,424
Operating income	1,332	1,249	4,119	4,012
Interest expense	(94)	(72)	(396)	(237)
Interest income	5	4	15	13
Other income, net	114	19	173	104

Income from continuing operations before equity investments and income taxes	1,357	1,200	3,911	3,892
Income from equity investments	81	81	240	289

Income from continuing operations before income taxes	1,438	1,281	4,151	4,181
Provision for income taxes	380	326	1,154	1,104

Income from continuing operations	1,058	955	2,997	3,077
Loss from discontinued operations, net of tax	(2)	(2)	(14)	(3)

Net income	1,056	953	2,983	3,074
Net (income) loss attributable to non-controlling interests	1	(1)	2	(1)

Net income attributable to the Company shareholders	$1,057	$952	$2,985	$3,073

Earnings per share:
Net income (loss) attributable to the Company shareholders —
Basic:
Continuing operations	$2.67	$2.31	$7.49	$7.26
Discontinued operations	—	(0.01)	(0.03)	(0.01)

	$2.67	$2.30	$7.46	$7.25

Diluted:
Continuing operations	$2.67	$2.31	$7.49	$7.24
Discontinued operations	—	(0.01)	(0.03)	(0.01)

	$2.67	$2.30	$7.46	$7.23

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2017	2016	2017	2016
Net income	$1,056	$953	$2,983	$3,074
Other comprehensive income (loss), net of tax –
Financial derivatives:
Loss on cash flow hedges arising during the period	(100)	(69)	(260)	(258)
Reclassification adjustment included in net income	74	5	232	52
Income tax benefit	(5)	(16)	(8)	(57)

Financial derivatives, net of tax	(21)	(48)	(20)	(149)

Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during the period	2	(3)	(7)	(9)
Income tax benefit	—	(2)	(2)	(2)

Unrealized gains (losses) on available-for-sale securities, net of tax	2	(1)	(5)	(7)

Unrealized gains on available-for-sale securities held by equity investees:
Unrealized holding gains arising during the period	5	—	14	—
Income tax expense (benefit)	—	—	—	—

Unrealized gains on available-for-sale securities held by equity investees, net of tax	5	—	14	—

Defined pension and other postretirement benefit plans:
Reclassification adjustment for amortization of prior service cost included in net income	—	1	—	1
Reclassification adjustment for net actuarial loss included in net income	10	8	29	23
Income tax expense	3	4	9	9

Defined pension and other postretirement benefit plans, net of tax	7	5	20	15

Foreign currency translation adjustments:
Unrealized gains arising during the period	11	17	112	73
Reclassification adjustment included in net income	—	7	—	7
Income tax benefit	(12)	—	(31)	(7)

Foreign currency translation adjustments, net of tax	23	24	143	87

Total other comprehensive income (loss)	16	(20)	152	(54)

Comprehensive income	1,072	933	3,135	3,020
Comprehensive (income) loss attributable to non-controlling interests	1	(1)	2	(1)

Comprehensive income attributable to the Company shareholders	$1,073	$932	$3,137	$3,019

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED BALANCE SHEETS

Millions of dollars	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$1,204	$875
Restricted cash	7	3
Short-term investments	1,295	1,147
Accounts receivable:
Trade, net	3,097	2,716
Related parties	178	126
Inventories	4,177	3,809
Prepaid expenses and other current assets	1,104	923

Total current assets	11,062	9,599
Property, plant and equipment at cost	16,039	14,635
Less: Accumulated depreciation	(5,302)	(4,498)

Property, plant and equipment, net	10,737	10,137
Investments and long-term receivables:
Investment in PO joint ventures	428	415
Equity investments	1,644	1,575
Other investments and long-term receivables	19	20
Goodwill	570	528
Intangible assets, net	480	550
Other assets	303	618

Total assets	$25,243	$23,442

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED BALANCE SHEETS

Millions of dollars, except shares and par value data	September 30, 2017	December 31, 2016
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$3	$2
Short-term debt	381	594
Accounts payable:
Trade	2,138	2,028
Related parties	597	501
Accrued liabilities	1,493	1,415

Total current liabilities	4,612	4,540
Long-term debt	8,531	8,385
Other liabilities	2,326	2,113
Deferred income taxes	2,447	2,331
Commitments and contingencies
Stockholders’ equity:
Ordinary shares, €0.04 par value, 1,275 million shares authorized, 394,458,141 and 404,046,331 shares outstanding, respectively	31	31
Additional paid-in capital	10,201	10,191
Retained earnings	14,207	12,282
Accumulated other comprehensive loss	(1,359)	(1,511)
Treasury stock, at cost, 183,982,022 and 174,389,139 ordinary shares, respectively	(15,754)	(14,945)

Total Company share of stockholders’ equity	7,326	6,048
Non-controlling interests	1	25

Total equity	7,327	6,073

Total liabilities and equity	$25,243	$23,442

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
Millions of dollars	2017	2016
Cash flows from operating activities:
Net income	$2,983	$3,074
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	876	791
Amortization of debt-related costs	12	12
Charges related to repayment of debt	49	—
Equity investments –
Equity income	(240)	(289)
Distributions of earnings, net of tax	190	249
Deferred income taxes	217	307
Gain on sales of business and equity method investments	(108)	(84)
Gain on sale of assets	(31)	(5)
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(278)	(323)
Inventories	(219)	23
Accounts payable	121	74
Other, net	152	64

Net cash provided by operating activities	3,724	3,893

Cash flows from investing activities:
Expenditures for property, plant and equipment	(1,146)	(1,676)
Proceeds from disposal of assets	29	—
Payments for repurchase agreements	(512)	(500)
Proceeds from repurchase agreements	381	603
Purchases of available-for-sale securities	(653)	(607)
Proceeds from maturities of available-for-sale securities	499	665
Purchases of held-to-maturity securities	—	(76)
Proceeds from maturities of held-to-maturity securities	75	—
Purchases of business, equity method investment and non-controlling interest	(21)	(65)
Net proceeds from sale of business and equity method investments	155	209
Proceeds from settlement of net investment hedges	609	1,295
Payments for settlement of net investment hedges	(658)	(1,356)
Other, net	(12)	(22)

Net cash used in investing activities	(1,254)	(1,530)

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
Millions of dollars	2017	2016
Cash flows from financing activities:
Repurchases of Company ordinary shares	(866)	(2,501)
Dividends paid	(1,060)	(1,049)
Issuance of long-term debt	990	812
Repayment of long-term debt	(1,000)	—
Debt extinguishment costs	(65)	—
Net proceeds from (repayments of) commercial paper	(178)	177
Payments of debt issuance costs	(8)	(5)
Other, net	(4)	(1)

Net cash used in financing activities	(2,191)	(2,567)

Effect of exchange rate changes on cash	54	17

Increase (decrease) in cash and cash equivalents and restricted cash	333	(187)
Cash and cash equivalents and restricted cash at beginning of period	878	931

Cash and cash equivalents and restricted cash at end of period	$1,211	$744

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Company Share of Stockholders’ Equity	Non- Controlling Interests
Millions of dollars	Issued	Treasury
Balance, December 31, 2016	$31	$(14,945)	$10,191	$12,282	$(1,511)	$6,048	$25
Net income (loss)	—	—	—	2,985	—	2,985	(2)
Other comprehensive income	—	—	—	—	152	152	—
Share-based compensation	—	36	9	—	—	45	—
Dividends ($2.65 per share)	—	—	—	(1,060)	—	(1,060)	—
Repurchases of Company ordinary shares	—	(845)	—	—	—	(845)	—
Purchase of non-controlling interest	—	—	1	—	—	1	(22)

Balance, September 30, 2017	$31	$(15,754)	$10,201	$14,207	$(1,359)	$7,326	$1

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

Recently Adopted Guidance

Intangibles-Goodwill and Other—In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, Intangibles—Goodwill and other (Topic 350): Simplifying the Test for Goodwill Impairment to simplify the accounting for goodwill impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. All other goodwill impairment guidance will remain largely unchanged. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The same one-step impairment test will be applied to goodwill at all reporting units, even those with zero or negative carrying amounts. Entities will be required to disclose the amount of goodwill at reporting units with zero or negative carrying amounts. The early adoption of this amendment in the first quarter of 2017 did not have a material impact on our Consolidated Financial Statements.

Inventories—In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. Under this new guidance, entities that measure inventory using any method other than last-in, first-out or the retail inventory method will be required to measure inventory at the lower of cost and net realizable value. The amendments in this ASU, which should be applied prospectively, are effective for annual and interim periods beginning after December 15, 2016. The adoption of this amendment in the first quarter of 2017 did not have a material impact on our Consolidated Financial Statements.

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

Statement of Cash Flows—In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The updated accounting requirement is intended to

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reduce diversity in practice in the classification of certain transactions in the statement of cash flows. Such transactions include, but are not limited to, debt prepayment or debt extinguishment costs, settlement of zero coupon debt instruments, contingent consideration payments made after a business combination and distributions received from equity method of investments. The amendments in this ASU are effective for public entities for annual and interim periods beginning after December 15, 2017, with early adoption permitted. Early adoption of the amendments in this guidance in the second quarter of 2017 resulted in a reclassification of cash flows related to debt extinguishment costs incurred in March 2017 of $65 million from operating to financing activity cash flows. Other aspects of the amendment did not have a material impact on our Consolidated Statements of Cash Flows.

Statement of Cash Flows—In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash. The ASU requires entities to include restricted cash and restricted cash equivalents in their cash and cash-equivalent balances in the statement of cash flows. Early retrospective adoption of this amendment in the second quarter of 2017 did not have a material impact on our Consolidated Statements of Cash Flows.

Compensation—Stock Compensation—In May 2017, the FASB issued ASU 2017-09, Stock Compensation: Scope of Modification Accounting. The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718, Compensation—Stock Compensation. Early adoption of this amendment in the third quarter of 2017 did not have a material impact on our Consolidated Financial Statements.

Accounting Guidance Issued But Not Adopted as of September 30, 2017

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

Amendments to Revenue Recognition—In 2016 the FASB issued several amendments to Topic 606, Revenue from Contracts with Customers. ASU 2016-08, Principal versus Agent Considerations, contains amendments that clarify the implementation guidance on principal versus agent considerations. ASU 2016-10, Identifying Performance Obligations and Licensing clarifies the guidance in the new revenue standard on identifying performance obligations and accounting for licenses of intellectual property. The FASB also issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, which further clarifies the new revenue guidance primarily in the areas of collectability, noncash consideration, presentation of sales tax, and transition. The FASB also issued ASU 2016-20 Technical Corrections and Improvements to Topic 606, which provides numerous improvements related to the Topic 606. All amendments are effective with the same date as ASU 2014-09. Management is currently assessing the effects of applying the new standard and has preliminarily determined that there will not be a material impact on our Consolidated Financial Statements. We expect to use the modified retrospective transition method. We will complete any required changes to our systems and processes, including updating our internal controls, during the fourth quarter of 2017.

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

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Leases—In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting in ASC 840, Leases. Under the new guidance, for leases with a term longer than 12 months a lessee should recognize a liability for lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. Topic 842 retains a classification distinction between finance leases and operating leases, with the classification affecting the pattern of expense recognition in the income statement. This ASU also requires enhanced disclosures. A modified retrospective transition approach is required for annual and interim periods beginning on or after December 15, 2018. Early adoption is permitted. We are currently assessing the impact of this new guidance on our Consolidated Financial Statements via an extensive review of numerous existing lease contracts and other purchase obligations that contain embedded lease features, all of which are classified as operating leases under the existing guidance.

Financial Instruments—In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This amendment requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected, resulting in the use of a current expected credit loss (“CECL”) model when measuring an impairment of financial instruments. Credit losses related to available-for-sale securities should be recorded in the consolidated income statement through an allowance for credit losses. Estimated credit losses utilizing the CECL model are based on reasonable use of historical experience, current conditions and forecasts that affect the collectability of reported financial assets. This ASU also modifies the impairment model for available-for-sale debt securities by eliminating the concept of “other than temporary” as well as providing a simplified accounting model for purchased financial assets with credit deterioration since their origination. The guidance will be effective for public entities for annual and interim periods beginning after December 15, 2019. Early adoption is permitted. We are currently assessing the impact of the amendment in this guidance on our Consolidated Financial Statements.

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

Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets—In February 2017, the FASB issued ASU 2017-05, Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. The guidance provides clarification about the term in substance nonfinancial asset, other aspects of the scope of Subtopic 610-20 Other Income, and how an entity should account for partial sales of nonfinancial assets once the amendments in Update 2014-09 become effective. The amendments will be effective for public entities for annual and interim periods beginning after December 15, 2017. We do not expect the adoption of this new guidance to have a material impact on our Consolidated Financial Statements.

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

Receivables—Nonrefundable Fees and Other Costs—In March 2017, the FASB issued ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities. This new guidance requires the premium on callable debt securities to be amortized to the earliest call date. Under current requirements, premiums on callable debt securities are generally amortized over the contractual life of the security. The amendments will be effective for public entities for annual and interim periods beginning after December 15, 2018. Early adoption is permitted. We do not expect the adoption of this new guidance to have a material impact on our Consolidated Financial Statements.

Derivatives and Hedging—In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities. The new guidance will make more financial and nonfinancial hedging strategies eligible for hedge accounting and amends the presentation and disclosure requirements while changing how companies assess effectiveness. Overall, it is intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. The amendments will be effective for public entities for annual and interim periods beginning after December 15, 2018. Early adoption is permitted and the Company will adopt the guidance effective January 1, 2018. We do not expect the adoption of this new guidance to have a material impact on our Consolidated Financial Statements.

3.	Accounts Receivable

Our allowance for doubtful accounts receivable, which is reflected in the Consolidated Balance Sheets as a reduction of accounts receivable, totaled $17 million and $16 million at September 30, 2017 and December 31, 2016, respectively.

4.	Inventories

Inventories consisted of the following components:

Millions of dollars	September 30, 2017	December 31, 2016
Finished goods	$2,705	$2,575
Work-in-process	188	154
Raw materials and supplies	1,284	1,080

Total inventories	$4,177	$3,809

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	Debt

Long-term loans, notes and other long-term debt consisted of the following:

	September 30,	December 31,
Millions of dollars	2017	2016
Senior Notes due 2019, $2,000 million, 5.0% ($3 million of debt issuance cost)	$959	$1,906
Senior Notes due 2021, $1,000 million, 6.0% ($8 million of debt issuance cost)	990	988
Senior Notes due 2024, $1,000 million, 5.75% ($8 million of debt issuance cost)	992	991
Senior Notes due 2055, $1,000 million, 4.625% ($16 million of discount; $11 million of debt issuance cost)	973	972
Guaranteed Notes due 2044, $1,000 million, 4.875% ($11 million of discount; $10 million of debt issuance cost)	979	979
Guaranteed Notes due 2043, $750 million, 5.25% ($21 million of discount; $7 million of debt issuance cost)	722	721
Guaranteed Notes due 2023, $750 million, 4.0% ($6 million of discount; $4 million of debt issuance cost)	740	739
Guaranteed Notes due 2027, $300 million, 8.1%	300	300
Guaranteed Notes due 2022, €750 million, 1.875% ($3 million of discount; $3 million of debt issuance cost)	880	785
Guaranteed Notes due 2027, $1,000 million, 3.5% ($10 million of discount; $8 million of debt issuance cost)	992	—
Other	7	6

Total	8,534	8,387
Less current maturities	(3)	(2)

Long-term debt	$8,531	$8,385

Gains (losses) related to fair value adjustments associated with the fair value hedge accounting of our fixed-for-floating interest rate swaps for the applicable periods are as follows:

							Cumulative
		Three Months Ended		Nine Months Ended		Year Ended	Amount
	Inception	September 30,		September 30,		December 31,	Since
Millions of dollars	Year	2017	2016	2017	2016	2016	Inception
Senior Notes due 2019, 5.0%	2014	$(4)	$26	$(46)	$11	$42	$38

Senior Notes due 2021, 6.0%	2016	2	—	(1)	—	3	2

Guaranteed Notes due 2027, 3.5%	2017	—	—	(10)	—	—	(10)

These fair value adjustments are recognized in Interest expense in the Consolidated Statements of Income.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Short-term loans, notes, and other short-term debt consisted of the following:

	September 30,	December 31,
Millions of dollars	2017	2016
$2,500 million Senior Revolving Credit Facility	$—	$—
$900 million U.S. Receivables Securitization Facility	—	—
Commercial paper	317	500
Precious metal financings	59	90
Other	5	4

Total short-term debt	$381	$594

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

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The facility contains customary covenants and warranties, including specified restrictions on indebtedness and liens. In addition, we are required to maintain a leverage ratio at the end of every fiscal quarter of 3.50 to 1.00 or less for the period covering the most recent four quarters. We are in compliance with these covenants as of September 30, 2017. At September 30, 2017, we had $317 million of outstanding commercial paper, no outstanding letters of credit and no outstanding borrowings under this facility.

Commercial Paper Program—We have a commercial paper program under which we may issue up to $2,500 million of privately placed, unsecured, short-term promissory notes (“commercial paper”). This program is backed by our $2,500 million Senior Revolving Credit Facility. Proceeds from the issuance of commercial paper may be used for general corporate purposes, including dividends and share repurchases. Interest rates on the commercial paper outstanding at September 30, 2017 are based on the term of the notes and range from 141 to 155 basis points.

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

At September 30, 2017, there were no borrowings or letters of credit under the facility.

Other—At September 30, 2017 and December 31, 2016, our weighted average interest rate on outstanding short-term debt was 1.4% and 0.9%, respectively.

Debt Discount and Issuance Costs

In the nine months ended September 30, 2017 and 2016, amortization of debt discounts and debt issuance costs resulted in amortization expense of $16 million and $12 million, respectively, which is included in Interest expense in the Consolidated Statements of Income.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	Financial Instruments and Fair Value Measurements

We are exposed to market risks, such as changes in commodity pricing, currency exchange rates and interest rates. To manage the volatility related to these exposures, we selectively enter into derivative transactions pursuant to our risk management policies.

A summary of the Company’s financial instruments, risk management policies, derivative instruments, hedging activities and fair value measurement can be found in Notes 14 and 15 to our Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. If applicable, updates have been included in the respective sections below.

Financial Instruments Measured at Fair Value on a Recurring Basis—The following table summarizes financial instruments outstanding as of September 30, 2017 and December 31, 2016 that are measured at fair value on a recurring basis:

	September 30, 2017		December 31, 2016
	Notional	Fair	Notional	Fair	Balance Sheet
Millions of dollars	Amount	Value	Amount	Value	Classification
Assets–
Derivatives designated as hedges:
Commodities	$22	$—	$4	$—	Prepaid expenses and other current assets
Commodities	16	—	54	3	Other assets
Foreign currency	—	15	604	34	Prepaid expenses and other current assets
Foreign currency	2,000	70	2,439	282	Other assets
Interest rates	—	24	—	5	Prepaid expenses and other current assets
Interest rates	1,950	11	2,200	11	Other assets

Derivatives not designated as hedges:
Commodities	131	12	85	3	Prepaid expenses and other current assets
Foreign currency	32	—	11	—	Prepaid expenses and other current assets
Non-derivatives:
Available-for-sale securities	1,299	1,295	1,069	1,073	Short-term investments

Total	$5,450	$1,427	$6,466	$1,411

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	September 30, 2017		December 31, 2016
	Notional	Fair	Notional	Fair	Balance Sheet
Millions of dollars	Amount	Value	Amount	Value	Classification
Liabilities–
Derivatives designated as hedges:
Commodities	$59	$2	$—	$—	Accrued liabilities
Commodities	13	—	—	—	Other liabilities
Foreign currency	139	9	—	—	Accrued liabilities
Foreign currency	950	120	—	—	Other liabilities
Interest rates	2,050	42	1,400	20	Other liabilities

Derivatives not designated as hedges:
Commodities	192	16	103	11	Accrued liabilities
Foreign currency	631	1	28	1	Accrued liabilities

Non-derivatives:
Performance share awards	20	20	19	19	Accrued liabilities
Performance share awards	21	21	22	22	Other liabilities

Total	$4,075	$231	$1,572	$73

All derivatives and available-for-sale securities in the tables above are classified as Level 2, except for our limited partnership investments included in our available-for-sale securities discussed below, that are measured at fair value using the net asset per share (or its equivalent) practical expedient and have not been classified in the fair value hierarchy.

At September 30, 2017, our outstanding foreign currency and commodity contracts not designated as hedges mature from October 2017 to December 2017 and from October 2017 to June 2018, respectively.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Instruments Not Measured at Fair Value on a Recurring Basis—The following table presents the carrying value and estimated fair value of our financial instruments that are not measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
Millions of dollars	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-derivatives:
Assets:
Short-term loans receivable	$561	$561	$369	$369

Liabilities:
Short-term debt	$59	$67	$90	$98
Long-term debt	8,528	9,428	8,382	9,147

Total	$8,587	$9,495	$8,472	$9,245

All financial instruments in the table above are classified as Level 2. There were no transfers between Level 1 and Level 2 for any of our financial instruments during the nine months ended September 30, 2017 and the year ended December 31, 2016.

Net Investment Hedges—In August 2017 and September 2017, forward exchange contracts and basis swaps with an aggregate notional value of €550 million expired. Upon settlement of these foreign currency contracts, we paid €550 million ($658 million at the expiry spot rate) to our counterparties and received $609 million from our counterparties. The $49 million loss is reflected in foreign currency translation adjustments in Accumulated other comprehensive loss. Cash flows from the settlement of these foreign currency contracts are reported in Cash flows from investing activities in the Consolidated Statements of Cash Flows.

In February 2017, we entered into €617 million of basis swaps to reduce the volatility in stockholders’ equity resulting from changes in currency exchange rates of our foreign subsidiaries with respect to the U.S. dollar. We use the critical terms match to assess hedge effectiveness of these basis swaps by comparing the spot rate change in the basis swaps and the spot rate change in the designated net investment.

In September 2016, €450 million of our basis swaps expired. Upon settlement of these basis swap contracts, we paid €450 million ($506 million at the expiry spot rate) to our counterparties and received $500 million from our counterparties. The $6 million loss is reflected in foreign currency translation adjustments in Accumulated other comprehensive loss. Cash flows from the settlement of these basis swap contracts are reported in Cash flows from investing activities in the Consolidated Statements of Cash Flows.

On March 31, 2016, we settled forward exchange contracts with an aggregate notional value of €750 million. Upon settlement of these contracts, we paid €750 million ($850 million at the expiry spot rate) to our counterparties and received $795 million from our counterparties. The $55 million difference, which includes a $30 million loss in the first quarter of 2016, is reflected in foreign currency translations adjustments in Accumulated other comprehensive loss. Cash flows from the settlement of these forward exchange contracts are reported in Cash flows from investing activities in the Consolidated Statements of Cash Flows.

At September 30, 2017 and December 31, 2016, we had outstanding foreign currency contracts with an aggregate notional value of €742 million ($789 million) and €675 million ($743 million), respectively, designated as net

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

investment hedges. In addition, we had outstanding foreign-currency denominated debt, with notional amounts totaling €750 million ($850 million), designated as a net investment hedge at each of September 30, 2017 and December 31, 2016.

There was no ineffectiveness recorded for any of these net investment hedging relationships during the three and nine months ended September 30, 2017 and 2016.

Cash Flow Hedges—The following table summarizes our cash flow hedges outstanding at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Millions of dollars	Notional Value	Notional Value	Expiration Date
Foreign currency	$2,300	$2,300	2021 to 2027
Interest rates	1,000	1,000	2049
Commodities	110	58	2017 to 2019

The ineffectiveness recorded for these cash flow hedging relationships was losses of less than $1 million during each of the three months ended September 30, 2017 and 2016 and losses of $1 million and $1 million during the nine months ended September 30, 2017 and 2016.

As of September 30, 2017, less than $1 million (on a pretax basis) and $2 million (on a pretax basis) are scheduled to be reclassified as decreases to interest expense and cost of sales respectively over the next twelve months.

Fair Value Hedges—In February 2017, we entered into U.S. dollar fixed-for-floating interest rate swaps to mitigate changes in the fair value of our $1,000 million 3.5% guaranteed notes due 2027 associated with the risk of variability in the 3 Month USD LIBOR rate (the benchmark interest rate). The fixed-rate and variable-rate are settled semi-annually and quarterly, respectively.

In the third quarter of 2014, we entered into U.S. dollar fixed-for-floating interest rate swaps to mitigate changes in the fair value of our $2,000 million 5% senior notes due 2019. In March 2017, concurrent with the redemption of $1,000 million of our outstanding 5% senior notes due 2019, we dedesignated the related $2,000 million fair value hedge and terminated swaps in the notional amount of $1,000 million. At the same time, we redesignated the remaining $1,000 million notional amount of swaps as a fair value hedge of the remaining $1,000 million of 5% senior notes outstanding. For information related to charges recognized as a result of the dedesignation of the hedging relationship, see Note 5.

At September 30, 2017 and December 31, 2016, we had outstanding interest rate contracts with aggregate notional amounts of $3,000 million and $2,600 million, respectively, designated as fair value hedges. Our interest rate contracts outstanding at September 30, 2017 mature from 2019 to 2027.

The ineffectiveness related to these fair value hedging relationships resulted in net losses of $4 million and $11 million for the three months and nine months ended September 30, 2017, respectively, and net gains of $8 million and $26 million, respectively, for the three and nine months ended September 30, 2016, respectively.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impact on Earnings and Other Comprehensive Income—The following table summarizes the pre-tax effect of derivative instruments and non-derivative instruments on Other comprehensive income and earnings for the three months ended September 30:

	Effect of Financial Instruments
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI to Income		Additional Gain (Loss) Recognized in Income		Income Statement Classification
Millions of dollars	2017	2016	2017	2016	2017	2016
Derivatives designated as hedges:
Commodities	$3	$—	$—	$—	$—	$—	Cost of sales
Foreign currency	(155)	(52)	74	5	—	—	Other income, net
Interest rates	(5)	(21)	—	—	3	(12)	Interest expense
Derivatives not designated as hedges:
Commodities	—	—	—	—	(6)	(4)	Sales and other operating revenues
Commodities	—	—	—	—	6	(5)	Cost of sales
Foreign currency	—	—	—	—	(6)	1	Other income, net
Non-derivatives designated as hedges:
Long-term debt	(30)	(2)	—	—	—	—

Total	$(187)	$(75)	$74	$5	$(3)	$(20)

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the pre-tax effect of derivative instruments and non-derivative instruments on Other comprehensive income and earnings for the nine months ended September 30:

	Effect of Financial Instruments
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI to Income		Additional Gain (Loss) Recognized in Income		Income Statement Classification
Millions of dollars	2017	2016	2017	2016	2017	2016
Derivatives designated as hedges:
Commodities	$(4)	$—	$—	$—	$—	$—	Cost of sales
Foreign currency	(403)	(134)	232	52	—	—	Other income, net
Interest rates	(23)	(175)	—	—	20	31	Interest expense
Derivatives not designated as hedges:
Commodities	—	—	—	—	(9)	6	Sales and other operating revenues
Commodities	—	—	—	—	(31)	(27)	Cost of sales
Foreign currency	—	—	—	—	(7)	13	Other income, net
Non-derivatives designated as hedges:
Long-term debt	(95)	12	—	—	—	—

Total	$(525)	$(297)	$232	$52	$(27)	$23

Foreign currency losses recognized in other comprehensive income representing the effective portion of our net investment hedges include losses of $87 million and $265 million in the three and nine months ended September 30, 2017, respectively, and $6 million and $39 million in the three and nine months ended September 30, 2016, respectively.

The pre-tax effect of the gains (losses) recognized in income for our fixed-for-floating interest rate swaps includes the net value of interest accrued of $5 million and $18 million during the three and nine months ended September 30, 2017 and $6 million and $17 million for the three and nine months ended 2016, respectively.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investments in Marketable Securities—The following table summarizes the amortized cost, gross unrealized gains and losses, and fair value of our available-for-sale and held-to maturity securities that are outstanding as of September 30, 2017 and December 31, 2016:

	September 30, 2017
Millions of dollars	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Commercial paper	$177	$—	$—	$177
Bonds	621	1	—	622
Certificates of deposit	150	—	—	150
Time deposits	1	—	—	1
Limited partnership investments	350	1	(6)	345

Total available-for-sale securities	$1,299	$2	$(6)	$1,295

	December 31, 2016
Millions of dollars	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Commercial paper	$232	$—	$—	$232
Bonds	141	—	—	141
Certificates of deposit	347	1	—	348
Limited partnership investments	350	2	—	352

Total available-for-sale securities	$1,070	$3	$—	$1,073

Held-to-maturity securities:
Time deposits	$74	$—	$—	$74

At September 30, 2017 and December 31, 2016, we had marketable securities classified as Cash and cash equivalents of $725 million and $351 million, respectively.

No losses related to other-than-temporary impairments of our available-for-sale and held-to-maturity investments have been recorded in Accumulated other comprehensive loss during the three and nine months ended September 30, 2017 and the year ended December 31, 2016.

As of September 30, 2017, our available-for-sale securities had the following maturities: commercial paper securities held by the Company had maturities between five and six months; bonds had maturities between seven and thirty-seven months; certificates of deposit mature within six months; and limited partnership investments mature between one and three months.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The proceeds from maturities and sales of our available-for-sale securities during the three and nine months ended September 30, 2017 and 2016 are summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2017	2016	2017	2016
Proceeds from maturities of securities	$12	$8	$499	$665
Proceeds from sales of securities	—	—	—	—

No gain or loss was realized in connection with the sales of our available-for-sale securities during the three and nine months ended September 30, 2017 and 2016.

During the nine months ended September 30, 2017, we had maturities of our held-to-maturity securities of $75 million. During the three and nine months ended September 30, 2017, we had no sales of our held-to-maturity securities and we had no transfers of investments classified as held-to-maturity to available-for-sale.

The following table summarizes the fair value and unrealized losses related to available-for-sale and held-to-maturity securities that were in a continuous unrealized loss position for less than and greater than twelve months as of September 30, 2017 and December 31, 2016:

	September 30, 2017
	Less than 12 months		Greater than 12 months
Millions of dollars	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale securities:
Limited partnership investments	$122	$(5)	$105	$(2)

	December 31, 2016
	Less than 12 months		Greater than 12 months
Millions of dollars	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale securities:
Limited partnership investments	$—	$—	$105	$(3)

Foreign Currency Gain (Loss)—Other income, net, in the Consolidated Statements of Income reflected losses of less than $1 million and $6 million for the three and nine months ended September 30, 2017, respectively, and a gain of $1 million and a loss of $5 million for the three and nine months ended September 30, 2016, respectively.

Repurchase Agreements—At September 30, 2017 and December 31, 2016, we had investments in tri-party repurchase agreements of $561 million and $369 million, respectively. Depending upon maturity, these tri-party repurchase agreements are treated as short-term loans receivable and are reflected in Prepaid expenses and other current assets or as long-term loans receivable reflected in Other investments and long-term receivables on our Consolidated Balance Sheets.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	Pension and Other Postretirement Benefits

Net periodic pension benefits included the following cost components for the periods presented:

	U.S. Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2017	2016	2017	2016
Service cost	$11	$11	$35	$33
Interest cost	15	22	45	66
Expected return on plan assets	(30)	(34)	(91)	(104)
Actuarial and investment loss amortization	5	5	16	15

Net periodic benefit costs	$1	$4	$5	$10

	Non-U.S. Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2017	2016	2017	2016
Service cost	$9	$8	$28	$24
Interest cost	5	8	16	24
Expected return on plan assets	(4)	(6)	(13)	(18)
Actuarial and investment loss amortization	4	2	11	6

Net periodic benefit costs	$14	$12	$42	$36

Net periodic other postretirement benefits included the following cost components for the periods presented:

	U.S. Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2017	2016	2017	2016
Service cost	$—	$—	$2	$2
Interest cost	3	3	7	9

Net periodic benefit costs	$3	$3	$9	$11

	Non-U.S. Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2017	2016	2017	2016
Service cost	$1	$—	$2	$1
Interest cost	—	—	1	1
Actuarial loss amortization	1	1	2	2

Net periodic benefit costs	$2	$1	$5	$4

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	Income Taxes

Our effective income tax rate for the three months ended September 30, 2017 was 26.4% compared with 25.4% for the three months ended September 30, 2016. For the nine months ended September 30, 2017, the effective income tax rate was 27.8% compared with 26.4% for the first nine months ended September 30, 2016. Our effective income tax rate fluctuates based on, among other factors, changes in pretax income in countries with varying statutory tax rates, the U.S. domestic production activity deduction, changes in valuation allowances, changes in foreign exchange gains/losses, the amount of exempt income, and changes in unrecognized tax benefits associated with uncertain tax positions.

Compared with the third quarter of 2016, the higher effective tax rate for the third quarter of 2017 was primarily attributable to changes in pretax income in countries with varying statutory tax rates, prior year adjustments to our deferred tax liabilities, and an increase in foreign currency exchange gains, partially offset by an increase in exempt income, and an increase in U.S. domestic production activity deduction. Compared with the first nine months of 2016, the higher effective tax rate for the first nine months of 2017 was primarily attributable to changes in valuation allowances, changes in pretax income in countries with varying statutory tax rates, a decrease in exempt income, and prior year adjustments to our deferred tax liabilities, partially offset by an increase in U.S. domestic production activity deduction.

We operate in multiple jurisdictions throughout the world, and our tax returns are periodically audited or subjected to review by tax authorities. The Company is currently under examination in a number of tax jurisdictions. As a result, there is an uncertainty in income taxes recognized in the Company’s financial statements. Tax benefits totaling $552 million and $546 million were unrecognized as of September 30, 2017 and December 31, 2016, respectively. Positions challenged by the tax authorities may be settled or appealed by the Company. It is reasonably possible that, within the next twelve months, due to the settlement of uncertain tax positions with various tax authorities and the expiration of statutes of limitations, unrecognized tax benefits could decrease by up to approximately $90 million.

We monitor income tax developments (including, for example, the U.S. tax reform proposals and the European Union’s state aid investigations) in countries where we conduct business. Recently, there has been an increase in attention, both in the U.K. and globally, to the tax practices of multinational companies, including proposals by the Organization for Economic Cooperation and Development with respect to base erosion and profit shifting. Such attention may result in legislative changes that could affect our tax rate. Management does not believe that recent changes in income tax laws will have a material impact on our Consolidated Financial Statements, although new or proposed changes to tax laws could affect our tax liabilities in the future. In October 2016, the U.S. Treasury issued final Section 385 debt-equity regulations that may impact our internal financings in future years. Pursuant to an Executive Order, the Treasury Department reviewed these regulations and recently concluded to partially retain the regulations pending potential enactment of U.S. tax reform, which is expected to make it possible for the regulations to be revoked.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.	Commitments and Contingencies

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

Environmental Remediation—Our accrued liability for future environmental remediation costs at current and former plant sites and other remediation sites totaled $99 million and $95 million as of September 30, 2017 and December 31, 2016, respectively. At September 30, 2017, the accrued liabilities for individual sites range from less than $1 million to $17 million. The remediation expenditures are expected to occur over a number of years, and not to be concentrated in any single year. In our opinion, it is reasonably possible that losses in excess of the liabilities recorded may have been incurred. However, we cannot estimate any amount or range of such possible additional losses. New information about sites, new technology or future developments such as involvement in investigations by regulatory agencies, could require us to reassess our potential exposure related to environmental matters.

The following table summarizes the activity in our accrued environmental liability included in “Accrued liabilities” and “Other liabilities:”

	Nine Months Ended September 30,
Millions of dollars	2017	2016
Beginning balance	$95	$106
Additional provision	—	3
Changes in estimates	3	10
Amounts paid	(7)	(16)
Foreign exchange effects	8	2

Ending balance	$99	$105

Access Indemnity Demand—In December 2010, one of our subsidiaries received demand letters from affiliates of Access Industries (collectively, “Access Entities”), a more than five percent shareholder of the Company, demanding indemnity for losses, including attorney’s fees and expenses, arising out of a pending lawsuit styled Edward S. Weisfelner, as Litigation Trustee of the LB Litigation Trust v. Leonard Blavatnik, et al., Adversary Proceeding No. 09-1375 (REG), in the United States Bankruptcy Court, Southern District of New York. In the Weisfelner lawsuit, the plaintiffs seek to recover from Access the return of all amounts earned by the Access Entities related to their purchase of shares of Lyondell Chemical prior to its acquisition by Basell AF S.C.A.; distributions by Basell AF S.C.A. to its shareholders before it acquired Lyondell Chemical; and management and transaction fees and expenses. Trial of the lawsuit was held in October 2016. In April 2017, the court awarded $7.2 million to the plaintiffs and denied all other relief, and in May 2017 the court issued its Final Judgment reflecting this ruling. With prejudgment interest included, the total Final Judgment is $12.6 million. In May 2017, the plaintiffs filed an appeal of this Final Judgment to the Federal District Court for the Southern District of New York. That appeal remains pending.

The Access Entities have also demanded $100 million in management fees under a 2007 management agreement between an Access affiliate and the predecessor of LyondellBasell AF, as well as other unspecified amounts relating

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Indemnification—We are parties to various indemnification arrangements, including arrangements entered into in connection with acquisitions, divestitures and the formation and dissolution of joint ventures. Pursuant to these arrangements, we provide indemnification to and/or receive indemnification from other parties in connection with liabilities that may arise in connection with the transactions and in connection with activities prior to completion of the transactions. These indemnification arrangements typically include provisions pertaining to third party claims relating to environmental and tax matters and various types of litigation. As of September 30, 2017, we had not accrued any significant amounts for our indemnification obligations, and we are not aware of other circumstances that would likely lead to significant future indemnification obligations. We cannot determine with certainty the potential amount of future payments under the indemnification arrangements until events arise that would trigger a liability under the arrangements.

As part of our technology licensing contracts, we give indemnifications to our licensees for liabilities arising from possible patent infringement claims with respect to certain proprietary licensed technologies. Such indemnifications have a stated maximum amount and generally cover a period of five to ten years.

10.	Stockholders’ Equity

Dividend distributions—The following table summarizes the dividends paid in the periods presented:

Millions of dollars, except per share amounts	Dividend Per Ordinary Share	Aggregate Dividends Paid	Date of Record
March	$0.85	$343	March 6, 2017
June	0.90	361	June 5, 2017
September	0.90	356	September 6, 2017

	$2.65	$1,060

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Share Repurchase Programs—In May 2017, our shareholders approved a proposal to authorize us to repurchase up to an additional 10% of our outstanding ordinary shares through November 2018 (“May 2017 Share Repurchase Program”). As a result, the authorization of the remaining unpurchased shares under the share repurchase program approved by our shareholders in May 2016 (“May 2016 Share Repurchase Program”) was superseded.

These repurchases, which are determined at the discretion of our Management Board, may be executed from time to time through open market or privately negotiated transactions. The repurchased shares, which are recorded at cost, are recorded as Treasury stock and may be retired or used for general corporate purposes, including for various employee benefit and compensation plans.

The following table summarizes our share repurchase activity for the periods presented:

	Nine Months Ended September 30, 2017
Millions of dollars, except shares and per share amounts	Shares Repurchased	Average Purchase Price	Total Purchase Price, Including Commissions
May 2016 Share Repurchase Program	3,501,084	$85.71	$300
May 2017 Share Repurchase Program	6,516,917	83.54	545

	10,018,001	$84.30	$845

	Nine Months Ended September 30, 2016
Millions of dollars, except shares and per share amounts	Shares Repurchased	Average Purchase Price	Total Purchase Price, Including Commissions
May 2015 Share Repurchase Program	15,302,707	$80.15	$1,226
May 2016 Share Repurchase Program	16,091,214	77.73	1,251

	31,393,921	$78.91	$2,477

Due to the timing of settlements, total cash paid for share repurchases for the nine months ended September 30, 2017 and 2016 was $866 million and $2,501 million, respectively.

Ordinary Shares—The changes in the outstanding amounts of ordinary shares are as follows:

	Nine Months Ended September 30,
	2017	2016
Ordinary shares outstanding:
Beginning balance	404,046,331	440,150,069
Share-based compensation	343,663	338,103
Warrants expired or exercised	4,184	200
Employee stock purchase plan	81,964	71,108
Repurchase of ordinary shares	(10,018,001)	(31,393,921)

Ending balance	394,458,141	409,165,559

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Treasury Shares—The changes in the amounts of treasury shares held by the Company are as follows:

	Nine Months Ended
	September 30,
	2017	2016
Ordinary shares held as treasury shares:
Beginning balance	174,389,139	138,285,201
Share-based compensation	(343,663)	(338,103)
Warrants exercised	509	—
Employee stock purchase plan	(81,964)	(71,108)
Repurchase of ordinary shares	10,018,001	31,393,921

Ending balance	183,982,022	169,269,911

Accumulated Other Comprehensive Income (Loss)—The components of, and after-tax changes in, Accumulated other comprehensive loss as of and for the nine months ended September 30, 2017 and 2016 are presented in the following table:

			Net
			Unrealized
		Net	Holding
		Unrealized	Gains	Defined
		Holding	(Losses)	Pension	Foreign
		Gains	Attributable	and Other	Currency
	Financial	(Losses) on	to Equity	Postretirement	Translation
Millions of dollars	Derivatives	Investments	Investees	Benefit Plans	Adjustments	Total
Balance – January 1, 2017	$(75)	$1	$—	$(498)	$(939)	$(1,511)
Other comprehensive income (loss) before reclassifications	(187)	(5)	14	—	143	(35)
Amounts reclassified from Accumulated other comprehensive loss	167	—	—	20	—	187

Net other comprehensive income (loss)	(20)	(5)	14	20	143	152

Balance – September 30, 2017	$(95)	$(4)	$14	$(478)	$(796)	$(1,359)

Balance – January 1, 2016	$(79)	$(5)	$—	$(428)	$(926)	$(1,438)
Other comprehensive income (loss) before reclassifications	(201)	(7)	—	—	80	(128)
Amounts reclassified from Accumulated other comprehensive loss	52	—	—	15	7	74

Net other comprehensive income (loss)	(149)	(7)	—	15	87	(54)

Balance – September 30, 2016	$(228)	$(12)	$—	$(413)	$(839)	$(1,492)

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amounts reclassified out of each component of Accumulated other comprehensive loss are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected line item on the Consolidated Statements of Income
Millions of dollars	2017	2016	2017	2016
Reclassification adjustments for:
Financial derivatives	$74	$5	$232	$52	Other income, net
Defined pension and other postretirement benefit plan items:
Amortization of:
Prior service cost	—	1	—	1
Actuarial loss	10	8	29	23
Foreign currency translation adjustments	—	7	—	7	Other income, net

Reclassifications, before tax	84	21	261	83
Income tax expense	21	4	74	9	Provision for income taxes

Amounts reclassified out of Accumulated other comprehensive loss	$63	$17	$187	$74

Amortization of actuarial loss and prior service cost is included in the computation of net periodic pension and other postretirement benefit costs (see Note 7).

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.	Per Share Data

Basic earnings per share is based upon the weighted average number of shares of common stock outstanding during the periods. Diluted earnings per share includes the effect of certain stock option awards and other equity-based compensation awards. We have unvested restricted stock units that are considered participating securities for earnings per share.

Earnings per share data and dividends declared per share of common stock are as follows:

	Three Months Ended September 30,
	2017		2016
	Continuing	Discontinued	Continuing	Discontinued
Millions of dollars	Operations	Operations	Operations	Operations
Net income (loss)	$1,058	$(2)	$955	$(2)
Less: net (income) loss attributable to non-controlling interests	1	—	(1)	—

Net income (loss) attributable to the Company shareholders	1,059	(2)	954	(2)
Net income attributable to participating securities	(1)	—	(1)	—

Net income (loss) attributable to ordinary shareholders – basic and diluted	$1,058	$(2)	$953	$(2)

Millions of shares, except per share amounts
Basic weighted average common stock outstanding	395	395	413	413
Effect of dilutive securities:
PSU awards	—	—	1	1

Potential dilutive shares	395	395	414	414

Earnings (loss) per share:
Basic	$2.67	$—	$2.31	$(0.01)

Diluted	$2.67	$—	$2.31	$(0.01)

Millions of shares
Participating securities	0.4	0.4	0.4	0.4

Dividends declared per share of common stock	$0.90	$—	$0.85	$—

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Nine Months Ended September 30,
	2017		2016
	Continuing	Discontinued	Continuing	Discontinued
Millions of dollars	Operations	Operations	Operations	Operations
Net income (loss)	$2,997	$(14)	$3,077	$(3)
Less: net (income) loss attributable to non-controlling interests	2	—	(1)	—

Net income (loss) attributable to the Company shareholders	2,999	(14)	3,076	(3)
Net income attributable to participating securities	(3)	—	(3)	—

Net income (loss) attributable to ordinary shareholders – basic and diluted	$2,996	$(14)	$3,073	$(3)

Millions of shares, except per share amounts
Basic weighted average common stock outstanding	400	400	423	423
Effect of dilutive securities:
PSU awards	—	—	1	1

Potential dilutive shares	400	400	424	424

Earnings (loss) per share:
Basic	$7.49	$(0.03)	$7.26	$(0.01)

Diluted	$7.49	$(0.03)	$7.24	$(0.01)

Millions of shares
Participating securities	0.4	0.4	0.4	0.4

Dividends declared per share of common stock	$2.65	$—	$2.48	$—

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.	Segment and Related Information

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

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized financial information concerning reportable segments is shown in the following table for the periods presented:

	Three Months Ended September 30, 2017
Millions of dollars	O&P– Americas	O&P– EAI	I&D	Refining	Technology	Other	Total
Sales and other operating revenues:
Customers	$1,817	$3,096	$2,043	$1,491	$69	$—	$8,516
Intersegment	632	56	34	179	29	(930)	—

	2,449	3,152	2,077	1,670	98	(930)	8,516

Income from equity investments	8	69	4	—	—	—	81
EBITDA	616	698	402	58	47	—	1,821

	Three Months Ended September 30, 2016
Millions of dollars	O&P– Americas	O&P– EAI	I&D	Refining	Technology	Other	Total
Sales and other operating revenues:
Customers	$1,740	$2,585	$1,769	$1,192	$80	$(1)	$7,365
Intersegment	602	49	36	138	22	(847)	—

	2,342	2,634	1,805	1,330	102	(848)	7,365

Income from equity investments	12	67	2	—	—	—	81
EBITDA	682	584	304	(10)	45	1	1,606

	Nine Months Ended September 30, 2017
Millions of dollars	O&P– Americas	O&P– EAI	I&D	Refining	Technology	Other	Total
Sales and other operating revenues:
Customers	$5,631	$9,029	$6,142	$4,306	$241	$—	$25,349
Intersegment	1,969	155	99	430	84	(2,737)	—

	7,600	9,184	6,241	4,736	325	(2,737)	25,349

Income from equity investments	33	202	5	—	—	—	240
EBITDA	2,198	1,926	1,080	53	155	(4)	5,408

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Nine Months Ended September 30, 2016
Millions of dollars	O&P– Americas	O&P– EAI	I&D	Refining	Technology	Other	Total
Sales and other operating revenues:
Customers	$4,978	$7,805	$5,186	$3,179	$288	$—	$21,436
Intersegment	1,690	128	90	395	75	(2,378)	—

	6,668	7,933	5,276	3,574	363	(2,378)	21,436

Income from equity investments	54	232	3	—	—	—	289
EBITDA	2,314	1,669	1,027	(9)	201	(6)	5,196

Our O&P–Americas results for the first nine months of 2017 include a $31 million gain on the first quarter sale of our Lake Charles, Louisiana site. EBITDA for our O&P–EAI segment in the third quarter and first nine months of 2017 includes a $108 million gain on the sale of our 27% interest in Geosel and the first nine months of 2017 also includes a $21 million non-cash gain stemming from the elimination of an obligation associated with a lease.

In the first nine months of 2016, our O&P–Americas and O&P–EAI segments also benefited from gains of $57 million and $21 million, respectively, related to the sale of our wholly owned Argentine subsidiary, Petroken Petroquimica Ensenada S.A.

A reconciliation of EBITDA to Income from continuing operations before income taxes is shown in the following table for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2017	2016	2017	2016
EBITDA:
Total segment EBITDA	$1,821	$1,605	$5,412	$5,202
Other EBITDA	—	1	(4)	(6)
Less:
Depreciation and amortization expense	(294)	(257)	(876)	(791)
Interest expense	(94)	(72)	(396)	(237)
Add:
Interest income	5	4	15	13

Income from continuing operations before income taxes	$1,438	$1,281	$4,151	$4,181

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

OVERVIEW

Our portfolio of global businesses demonstrated strong performance in the third quarter with the improvement in our I&D segment and continued strong results from our O&P–EAI segment. Texas Gulf Coast production losses due to the impacts of Hurricane Harvey on our operations in the third quarter of 2017 were partly offset by margin improvements and, in many cases, were similar to or less than production constraints in the comparable periods of 2016.

Significant items that affected our results during the third quarter and first nine months of 2017 relative to the third quarter and first nine months of 2016 include:

•	Lower O&P–Americas results due to a decline in olefins margins, partly offset by higher polyethylene margins in the third quarter of 2017; and lower polyolefins margins in the first nine months of 2017, partly offset by increased olefins volumes;

•	Strong O&P–EAI results reflect higher polyolefins volumes in the third quarter of 2017, offset in part by declines in olefins and polyethylene margins. Higher olefins margins and higher volumes in the first nine months of 2017, offset in part by lower polyethylene margins;

•	Higher I&D segment results with strong intermediate chemicals margins in both 2017 periods, partly offset by impacts of turnaround activities; and

•	Improved Refining segment results due to higher crude oil processing rates and industry margins, partly offset in the first nine months of 2017 by higher maintenance-related fixed costs.

Other noteworthy items since the beginning of the year include the following:

•	In September 2017, our senior unsecured debt rating was raised by Standard and Poor’s Rating Services to BBB+ from BBB, matching our corporate investment-grade credit rating;

•	In July 2017, we announced our final investment decision to build a world-scale PO/TBA plant in Texas with a capacity of 1 billion pounds of PO and 2.2 billion pounds of TBA. Construction is expected to commence in the second half of 2018;

•	Increased quarterly dividend from $0.85 to $0.90 cents in May 2017;

•	Issuance of $1,000 million of 3.5% guaranteed notes due 2027 in March 2017, used to redeem $1,000 million aggregate principal amount of our outstanding 5% senior notes due 2019; and

•	Repurchases of approximately 3 million and 10 million of our outstanding ordinary shares during the third quarter and first nine months of 2017, respectively.

Results of operations for the periods discussed are presented in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2017	2016	2017	2016
Sales and other operating revenues	$8,516	$7,365	$25,349	$21,436
Cost of sales	6,939	5,903	20,531	16,771
Selling, general and administrative expenses	218	188	622	580
Research and development expenses	27	25	77	73

Operating income	1,332	1,249	4,119	4,012
Interest expense	(94)	(72)	(396)	(237)
Interest income	5	4	15	13
Other income, net	114	19	173	104
Income from equity investments	81	81	240	289
Provision for income taxes	380	326	1,154	1,104

Income from continuing operations	1,058	955	2,997	3,077
Loss from discontinued operations, net of tax	(2)	(2)	(14)	(3)

Net income	$1,056	$953	$2,983	$3,074

RESULTS OF OPERATIONS

Revenues—Revenues increased by $1,151 million, or 16%, in the third quarter of 2017 compared to the third quarter of 2016 and by $3,913 million, or 18%, in the first nine months of 2017 compared to the first nine months of 2016.

Average sales prices in the third quarter and first nine months of 2017 were higher across most products as sales prices generally correlate with crude oil prices, which on average, increased compared to the corresponding periods in 2016. These higher prices led to increases in revenues of 9% and 15%, respectively. Higher volumes in our O&P–Americas, O&P-EAI and Refining segments, which were partly offset by lower I&D segment volumes, led to revenue increases in the third quarter and first nine months of 2017 by 5% and 3%, respectively. Favorable foreign exchange impacts resulted in a 2% revenue increase in the third quarter of 2017.

Cost of Sales—Cost of sales increased by $1,036 million, or 18%, in the third quarter of 2017 compared to the third quarter of 2016 and by $3,760 million, or 22%, in the first nine months of 2017 compared to the first nine months of 2016 primarily due to increases in feedstock and energy costs.

Operating Income—Operating income increased by $83 million in the third quarter of 2017 compared to the third quarter of 2016 and by $107 million in the first nine months of 2017 compared to the first nine months of 2016.

Operating income for the third quarter of 2017 increased relative to the third quarter of 2016 by $89 million and $66 million in our I&D and Refining segments, respectively. These favorable impacts were offset by a decline of $85 million in our O&P–Americas segment.

Operating income for the first nine months of 2017 increased relative to the first nine months of 2016 by $182 million, $46 million and $58 million in our O&P–EAI, I&D and Refining segments. These favorable impacts were offset by declines of $141 million and $45 million, respectively, in our O&P–Americas and Technology segments.

Results for each of our business segments are discussed further in the “Segment Analysis” section below.

Interest Expense—Interest expense increased by $22 million in the third quarter of 2017 compared to the third quarter of 2016 and by $159 million in the first nine months of 2017 compared to the first nine months of 2016.

In the first nine months of 2017, we recognized charges totaling $113 million related to the March 2017 redemption of $1,000 million of our outstanding 5% senior notes due 2019. These charges included $65 million of prepayment premiums, $44 million for adjustments associated with fair value hedges and $4 million for the write-off of associated unamortized debt issuance costs. For additional information related to the repayment of debt, see Note 5.

Excluding the effect of interest rate hedges, reductions in interest expense of $13 million and $26 million in the third quarter and first nine months of 2017 related to the first quarter 2017 redemption of our 5% senior notes due 2019 were substantially offset in the third quarter and first nine months of 2017 by increased interest expense of $10 million and $24 million, respectively, related to debt issuances in March 2017 of our 3.5% guaranteed notes due 2027 and in March 2016 of our 1.875% guaranteed notes due 2022. A reduction in the amount of interest capitalized in the third quarter and first nine months of 2017 resulted in increases in interest expense of $10 million and $14 million, relative to the corresponding periods in 2016. Charges from our fair value hedges resulted in increases of interest expense of $13 million and $35 million during the third quarter and first nine months of 2017.

Other Income, Net—Other income, net of $114 million in the third quarter of 2017 reflects an increase of $95 million over the prior year period largely due to a $108 million gain on the sale of our 27% interest in our Geosel joint venture, which was recognized by our O&P–EAI segment.

Other income, net of $173 million in the first nine months of 2017 increased by $69 million relative to the same period in 2016. In the first nine months of 2017, we recognized the gain on the sale of our joint venture discussed above, a $31 million gain on the sale of our Lake Charles, Louisiana site, which was recognized by our O&P–Americas segment, and a $21 million non-cash gain in our O&P–EAI segment related to the elimination of an obligation associated with a lease. In the first nine months of 2016, we recognized a $78 million gain related to the sale of our wholly owned Argentine subsidiary. We allocated $57 million and $21 million of this gain to our O&P–Americas and O&P–EAI segments, respectively.

Equity Income—Income from our equity investments declined by $49 million in the first nine months of 2017 compared to the first nine months of 2016. This decline was relative to very strong 2016 results from our joint ventures in Mexico, Poland and Saudi Arabia.

Income Tax—Our effective income tax rate for the third quarter of 2017 was 26.4% compared with 25.4% for the third quarter of 2016 and for the first nine months of 2017 was 27.8% compared with 26.4% for the first nine months of 2016.

Our effective income tax rate fluctuates based on, among other factors, changes in pretax income in countries with varying statutory tax rates, the U.S. domestic production activity deduction, changes in valuation allowances, changes in foreign exchange gains/losses, the amount of exempt income, and changes in unrecognized tax benefits associated with uncertain tax positions.

Our exempt income primarily includes interest income and equity earnings of joint ventures. The interest income is earned by certain of our European subsidiaries through intercompany financings and is either untaxed or taxed at rates substantially lower than the U.S. statutory rate. The equity earnings are attributable to our joint ventures and these earnings when paid through dividends to certain European subsidiaries are eligible for participation exemptions, which exempt the dividend payments from all or portions of normal statutory income tax rates. We currently anticipate the favorable treatment for the interest income and dividends to continue in the near term; however, this treatment is based on current law and tax rulings, which could change. The foreign exchange gains/losses have a permanent impact on our effective income tax rate that can cause unpredictable movement in our effective income tax rate.

Compared with the third quarter of 2016, the higher effective tax rate for the third quarter of 2017 was primarily attributable to changes in pretax income in countries with varying statutory tax rates (1.1%), prior year adjustments to our deferred tax liabilities (1.1%), and an increase in foreign currency exchange gains (0.5%), partially offset by an increase in exempt income (-0.9%) and an increase in U.S. domestic production activity deduction (-0.9%). Compared with the first nine months of 2016, the higher effective tax rate for the first nine months of 2017 was primarily attributable to changes in valuation allowances (0.6%), changes in pretax income in countries with varying statutory tax rates (0.4%), a decrease in exempt income (0.4%), and prior year adjustments to our deferred tax liabilities (0.3%), partially offset by an increase in U.S. domestic production activity deduction (-0.3%).

We monitor income tax developments (including, for example, the U.S. tax reform proposals and the European Union’s state aid investigations) in countries where we conduct business. Recently, there has been an increase in attention, both in the U.K. and globally, to the tax practices of multinational companies, including proposals by the Organization for Economic Cooperation and Development with respect to base erosion and profit shifting. Such attention may result in legislative changes that could affect our tax rate. Management does not believe that recent changes in income tax laws will have a material impact on our Consolidated Financial Statements, although new or proposed changes to tax laws could affect our tax liabilities in the future. In October 2016, the U.S. Treasury issued final Section 385 debt-equity regulations that may impact our internal financings in future years. Pursuant to an Executive Order, the Treasury Department reviewed these regulations and recently concluded to partially retain the regulations pending potential enactment of U.S. tax reform, which is expected to make it possible for the regulations to be revoked.

Comprehensive Income—Comprehensive income increased by $139 million in the third quarter of 2017 compared to the third quarter of 2016 and by $115 million in the first nine months of 2017 compared to the first nine months of 2016. The third quarter 2017 increase reflects higher net income in the third quarter of 2017 and the favorable impacts of financial derivative adjustments. The increase in the first nine months of 2017 reflects the favorable impacts of financial derivative adjustments and the net favorable impact of unrealized net changes in foreign currency translation adjustments, partially offset by lower net income.

In the third quarter and first nine months of 2017, the cumulative effects of our derivatives designated as cash flow hedges were losses of $100 million and $260 million, respectively. The euro strengthened against the U.S. dollar in the third quarter and first nine months of 2017 resulting in pre-tax losses of $98 million and $233 million, respectively, in the third quarter and first nine months of 2017 related to our cross-currency swaps. Pre-tax gains of $74 million and $232 million related to our cross-currency swaps were reclassification adjustments included in net income in the third quarter and first nine months of 2017, respectively. Unrealized pre-tax losses of $5 million and $23 million in the third quarter and first nine months of 2017, respectively, related to forward-starting interest rate swaps were driven by increases in benchmark interest rates during those periods.

The predominant functional currency for our operations outside of the U.S. is the euro. Relative to the U.S. dollar, the value of the euro increased during the third quarter and first nine months of 2017 resulting in net gains as reflected in the Consolidated Statements of Comprehensive Income. These net gains include pre-tax losses of $87 million and $265 million in the third quarter and first nine months of 2017, respectively, which represent the effective portion of our net investment hedges.

Segment Analysis

We use earnings before interest, income taxes, and depreciation and amortization (“EBITDA”) as our measure of profitability for segment reporting purposes. This measure of segment operating results is used by our chief operating decision maker to assess the performance of and allocate resources to our operating segments. Intersegment eliminations and items that are not directly related or allocated to business operations are included in “Other.” For additional information related to our operating segments, as well as a reconciliation of EBITDA to its nearest GAAP measure, Income from continuing operations before income taxes, see Note 12, Segment and Related Information, to our Consolidated Financial Statements.

Our continuing operations are divided into five reportable segments: O&P–Americas; O&P–EAI; I&D; Refining; and Technology. Revenues and the components of EBITDA for the periods presented are reflected in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2017	2016	2017	2016
Sales and other operating revenues:
O&P–Americas segment	$2,449	$2,342	$7,600	$6,668
O&P–EAI segment	3,152	2,634	9,184	7,933
I&D segment	2,077	1,805	6,241	5,276
Refining segment	1,670	1,330	4,736	3,574
Technology segment	98	102	325	363
Other, including intersegment eliminations	(930)	(848)	(2,737)	(2,378)

Total	$8,516	$7,365	$25,349	$21,436

Operating income (loss):
O&P–Americas segment	$497	$582	$1,794	$1,935
O&P–EAI segment	460	447	1,410	1,228
I&D segment	329	240	868	822
Refining segment	10	(56)	(81)	(139)
Technology segment	36	35	125	170
Other, including intersegment eliminations	—	1	3	(4)

Total	$1,332	$1,249	$4,119	$4,012

Depreciation and amortization:
O&P–Americas segment	$105	$87	$330	$265
O&P–EAI segment	60	58	177	171
I&D segment	69	62	206	201
Refining segment	49	40	133	123
Technology segment	11	10	30	31

Total	$294	$257	$876	$791

Income from equity investments:
O&P–Americas segment	$8	$12	$33	$54
O&P–EAI segment	69	67	202	232
I&D segment	4	2	5	3

Total	$81	$81	$240	$289

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2017	2016	2017	2016
Other income (expense), net:
O&P–Americas segment	$6	$1	$41	$60
O&P–EAI segment	109	12	137	38
I&D segment	—	—	1	1
Refining segment	(1)	6	1	7
Other, including intersegment eliminations	—	—	(7)	(2)

Total	$114	$19	$173	$104

EBITDA:
O&P–Americas segment	$616	$682	$2,198	$2,314
O&P–EAI segment	698	584	1,926	1,669
I&D segment	402	304	1,080	1,027
Refining segment	58	(10)	53	(9)
Technology segment	47	45	155	201
Other, including intersegment eliminations	—	1	(4)	(6)

Total	$1,821	$1,606	$5,408	$5,196

Olefins and Polyolefins–Americas Segment

Overview—Third quarter 2017 EBITDA decreased due to lower olefins margins, partly offset by higher polyethylene margins compared to the third quarter of 2016. EBITDA for the first nine months of 2017 declined due to lower polyolefins and olefins margins and higher fixed costs, partially offset by higher olefins volumes. EBITDA for the first nine months of 2017 also included a $31 million gain on the sale of our Lake Charles, Louisiana, site. EBITDA for the first nine months of 2016 included a $57 million gain on the sale of our wholly owned Argentine subsidiary.

Ethylene Raw Materials—Production economics for the industry have favored natural gas liquids (“NGLs”) in recent years. While ethane continues to be the preferred U.S. olefins feedstock over time, there were periods during the third quarter and first nine months of 2017 when crude oil based liquids (“heavy liquids”), had comparable or favored economics. These favorable economics resulted from co-product price increases, a more significant component of heavy liquid economics than for ethane, which outpaced feedstock price increases. We produced approximately 85% and 87% of our U.S. ethylene production from NGLs during the third quarters of 2017 and 2016, respectively, and 87% and 88%, respectively, during the first nine months of 2017 and 2016.

The following table sets forth selected financial information for the O&P–Americas segment including Income from equity investments, which is a component of EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2017	2016	2017	2016
Sales and other operating revenues	$2,449	$2,342	$7,600	$6,668
Income from equity investments	8	12	33	54
EBITDA	616	682	2,198	2,314

Revenues—Revenues for our O&P–Americas segment increased by $107 million, or 5%, in the third quarter of 2017 compared to the third quarter of 2016 and by $932 million, or 14%, in the first nine months of 2017 compared to the first nine months of 2016.

Average sales prices for most products increased in the third quarter and first nine months of 2017, consistent with feedstock prices that are correlated with the price of crude oil, which on average increased relative to the third quarter and first nine months of 2016. These higher sales prices were responsible for increases in revenues of 2% and 12% in the third quarter and first nine months of 2017, respectively.

Better product availability compared to the third quarter and first nine months of 2016, which was negatively affected by expansion at our Corpus Christi, Texas facility and turnaround activities, led to higher olefins sales volumes. These increased volumes, which were partially offset by a decrease in olefins and polyolefins sales volumes resulting from reduced production related to Hurricane Harvey, were responsible for revenue increases of 3% and 2%, respectively, in the third quarter and first nine months of 2017.

EBITDA—EBITDA decreased by $66 million, or 10%, in the third quarter of 2017 compared to the third quarter of 2016 and by $116 million, or 5%, in the first nine months of 2017 compared to the first nine months of 2016.

Margins in the third quarter were lower than the prior year period due to a 6 cents per pound decline in olefins spreads driven equally by lower average ethylene sales prices and increased cost of ethylene production. This decline was offset in part by a 5 cents per pound increase in polyethylene spreads due to the lower cost of ethylene feedstock. This net decrease in margins resulted in a 7% reduction in third quarter 2017 EBITDA. The decline in polyolefins volumes in the third quarter of 2017 due to reduced production resulting from hurricane-related downtime at our Texas Gulf Coast facilities, including the shutdown of our La Porte, Texas facility, led to an additional 2% decline in EBITDA.

In the first nine months of 2017, margins were lower compared to the first nine months of 2016 largely due to decreases in olefins and polypropylene spreads of 1 cent per pound and 6 cents per pound, respectively. These lower margins, which primarily reflect the impact of the increased cost of ethylene and propylene feedstocks, resulted in an 8% decline in EBITDA compared to the first nine months of 2016. Lower income from our equity investments relative to the prior year period resulted in a 1% decline in EBITDA. The net impact of the gain on sale of our wholly owned Argentine subsidiary in the first quarter of 2016 and the first quarter 2017 gain on sale of the Lake Charles, Louisiana site also resulted in a 1% decline in EBITDA compared to the prior year. These decreases were partly offset by a 5% improvement in EBITDA primarily because of the higher olefins volumes in the first nine months 2017 discussed above.

Olefins and Polyolefins–Europe, Asia, International Segment

Overview—Third quarter 2017 EBITDA was higher relative to the third quarter of 2016 due to the impacts of higher polyolefins volumes and favorable foreign exchange, partially offset by lower margins for olefins and polyethylene. EBITDA also improved in the first nine months of 2017 over the corresponding period in 2016. This improvement was driven by higher olefins margins and the impact of higher volumes across most products, partly offset by lower polyethylene margins and lower income from our equity investments.

EBITDA in the first nine months of 2017 includes a $108 million gain on the third quarter 2017 sale of our 27% interest in Geosel and the beneficial impact of $21 million related to the elimination of an obligation associated with a lease. In the first nine months of 2016, EBITDA reflected gains totaling $11 million from the sales of our joint venture in Japan and idled assets in Australia recognized in the third quarter and a $21 million gain from the sale of our wholly owned Argentine subsidiary.

The following table sets forth selected financial information for the O&P–EAI segment including Income from equity investments, which is a component of EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2017	2016	2017	2016
Sales and other operating revenues	$3,152	$2,634	$9,184	$7,933
Income from equity investments	69	67	202	232
EBITDA	698	584	1,926	1,669

Revenues—Revenues increased by $518 million, or 20%, in the third quarter of 2017 compared to the third quarter of 2016 and by $1,251 million, or 16%, in the first nine months of 2017 compared to the first nine months of 2016.

Average sales prices in the third quarter and first nine months of 2017 were higher across most products as sales prices generally correlate with crude oil prices, which on average, increased compared to the third quarter and first nine months of 2016. These higher average sales prices were responsible for revenue increases of 5% and 12%, respectively, in the third quarter and first nine months of 2017. Better product availability compared to the third quarter and first nine months of 2016, which was affected by turnaround activity and inventory requirements, led to higher sales volumes across most products. These increased volumes resulted in revenue increases of 11% and 4%, respectively, in the third quarter and first nine months of 2017.

Foreign exchange impacts that, on average, were favorable for the third quarter of 2017 resulted in a revenue increase of 4% compared to the third quarter of 2016.

EBITDA—EBITDA increased by $114 million, or 20%, in the third quarter of 2017 compared to the third quarter of 2016, and by $257 million, or 15%, in the first nine months of 2017 compared to the first nine months of 2016.

In the third quarter of 2017, higher volumes across most products and favorable foreign exchange impacts led to increases in EBITDA of 8% and 4%, respectively. The combined impact of the third quarter 2017 gain on sale of our interest in Geosel and the absence of the third quarter 2016 gains related to the sales of our joint venture in Japan and idled assets in Australia also resulted in a 17% increase in EBITDA. These increases were partly offset by a 9% decline in EBITDA due to per pound decreases in olefins and polyethylene margins of 1 cent and 3 cents, respectively, relative to the prior year period.

An increase in olefin margins driven by higher ethylene and co-product sales prices was partly offset in the first nine months of 2017 by a 4 cents per pound decrease in European polyethylene spreads due to a more balanced European market. This net increase resulted in a 6% improvement in EBITDA in the first nine months of 2017 compared to the corresponding period in 2016. Higher volumes across most products during the period added another 5% to EBITDA. The net impact of the gain on the 2017 sale of our interest in Geosel and benefit from the elimination of an obligation associated with a lease, and 2016 gains on the sales of our wholly owned Argentine subsidiary, and our joint venture in Japan and idled assets in Australia resulted in an additional 6% increase in EBITDA. These increases were partially offset by a reduction in income from equity investments in Poland and Saudi Arabia in the first nine months of 2017 relative to very strong 2016 results.

Intermediates and Derivatives Segment

Overview—Higher EBITDA for our I&D segment in the third quarter and first nine months of 2017 relative to the third quarter and first nine months of 2016 reflects stronger margins for intermediate chemicals products supported by industry outages and increased Asia demand, partially offset by the negative impacts of turnarounds at our Botlek, Netherlands, PO/TBA and Channelview, Texas, methanol facilities on sales. Improved PO and derivative results also benefited the third quarter of 2017. EBITDA for the third quarter and first nine months was also negatively impacted by reduced sales volumes due to Hurricane Harvey.

The following table sets forth selected financial information for the I&D segment including Income from equity investments, which is a component of EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2017	2016	2017	2016
Sales and other operating revenues	$2,077	$1,805	$6,241	$5,276
Income from equity investments	4	2	5	3
EBITDA	402	304	1,080	1,027

Revenues—Revenues increased by $272 million, or 15%, in the third quarter of 2017 compared to the third quarter of 2016 and by $965 million, or 18%, in the first nine months of 2017 compared to the first nine months of 2016.

Higher average sales prices in the third quarter and first nine months of 2017 for most products, which reflect the impacts of higher feedstock and energy costs and recent industry supply constraints, were responsible for revenue increases of 14% and 19%, respectively. These increases were partially offset by a revenue decrease of 1% in each of the third quarter and first nine months of 2017, primarily due to lower sales volumes for oxyfuels and related products. This volume driven decline was largely due to two major turnarounds at our Botlek, Netherlands, and Channelview, Texas, facilities, and to a lesser extent, to the negative effect of Hurricane Harvey on the operations of our U.S. Gulf Coast facilities.

The remaining change in revenues reflects foreign exchange impacts that, on average, were favorable for the third quarter of 2017.

EBITDA—EBITDA increased $98 million, or 32%, in the third quarter of 2017 compared to the third quarter of 2016 and by $53 million, or 5%, in the first nine months of 2017 compared to the first nine months of 2016.

Higher margins for intermediate chemicals and PO and derivatives led to a 35% improvement in third quarter 2017 EBITDA relative to the third quarter of 2016. PO and derivative margins were driven by increased seasonal demand supported by industry outages, while intermediate chemicals margins benefited from increased sales prices due to tight supply. The impact of lower volumes discussed above resulted in a 3% decrease in EBITDA for the third quarter of 2017.

Higher intermediate chemicals margins driven by higher average sales prices were the main driver of a 9% increase in EBITDA in the first nine months of 2017, more than offsetting a 4% decrease in EBITDA stemming from the impact of lower volumes discussed above.

Refining Segment

Overview—EBITDA for our Refining segment benefited from higher crude processing rates in the third quarter and first nine months of 2017 as the impacts of planned and unplanned maintenance outages in 2017 were less than in the corresponding periods of 2016. Higher industry margins, which include the favorable impact related to industry production outages associated with Hurricane Harvey in the third quarter of 2017, also benefited the 2017 periods but was offset by higher maintenance-related fixed costs in the first nine months of 2017.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2017	2016	2017	2016
Sales and other operating revenues	$1,670	$1,330	$4,736	$3,574
EBITDA	58	(10)	53	(9)

Heavy crude processing rates, thousands of barrels per day	240	209	233	192

Market margins, dollars per barrel
Light crude oil – 2-1-1	$16.71	$11.46	$13.94	$10.58
Light crude – Maya differential	5.10	7.52	6.71	8.74

Total Maya 2-1-1	$21.81	$18.98	$20.65	$19.32

Revenues—Revenues increased by $340 million, or 26%, in the third quarter of 2017 compared to the third quarter of 2016 and by $1,162 million, or 33% in the first nine months of 2017 compared to the first nine months of 2016.

Higher product prices led to revenue increases of 23% and 29%, respectively, relative to the comparative periods in 2016 due to average crude oil price increases of approximately $8 and $11 per barrel in the third quarter and first nine months of 2017, respectively. Heavy crude oil processing rates increased by 15% and 21% in the third quarter and first nine months of 2017, respectively, leading to volume driven revenue increases of 3% and 4% during those same periods.

EBITDA—EBITDA increased by $68 million, or 680%, in the third quarter of 2017 compared to the third quarter of 2016 and by $62 million, or 689%, in the first nine months of 2017 compared to the first nine months of 2016.

Higher production accounted for approximately 20% of the improvement in EBITDA in the third quarter of 2017 and all of the improvement in EBITDA for the first nine months of 2017. Crude oil processing rates in 2017 were higher than 2016, as the 2016 periods were negatively impacted by a coker unit fire in the second quarter and planned turnaround activity on a crude unit and a coker unit processing train in the first quarter. Downtime at crude units reduced crude oil processing rates in both 2016 comparison periods.

Refining margins, which increased due to industry outages related to Hurricane Harvey, accounted for approximately 80% of the EBITDA improvement in the third quarter of 2017. Higher refining margins also benefited EBITDA in the first nine months of 2017; however, the benefit was offset by the higher maintenance-related fixed costs mentioned above.

Technology Segment

Overview—EBITDA for the Technology segment was relatively unchanged in the third quarter of 2017 compared to the third quarter 2016. A decline in EBITDA in the first nine months of 2017 reflects lower licensing revenues, partially offset by higher catalyst sales volumes, compared to the first nine months of 2016.

The following table sets forth selected financial information for the Technology segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2017	2016	2017	2016
Sales and other operating revenues	$98	$102	$325	$363
EBITDA	47	45	155	201

Revenues—Revenues decreased by $4 million, or 4%, in the third quarter of 2017 compared to the third quarter of 2016, and by $38 million, or 10%, in the first nine months of 2017 compared to the first nine months of 2016.

Revenue decreases in the third quarter of 2% and 4%, respectively, were attributable to catalyst sales volumes and average sales prices that were lower compared to the third quarter of 2016. A decline in process licenses issued in prior periods also resulted in a revenue decrease of 3% in the third quarter of 2017. These decreases were offset in part by a revenue increase of 5% driven by foreign exchange impacts that, on average, were favorable in the third quarter of 2017.

A decline in licensing revenues was responsible for a revenue decrease of 14% in the first nine months of 2017 relative to the corresponding period in 2016. This decrease was partially offset by revenue increases in the first nine months of 2017 of 3% and 1%, respectively, related to increased catalyst sales volumes and higher average sales prices for catalysts.

EBITDA—EBITDA increased by $2 million, or 4%, in the third quarter of 2017 compared to the third quarter of 2016, and decreased by $46 million, or 23%, in the first nine months of 2017 compared to the first nine months of 2016.

The benefit from higher catalyst margins, which was reduced roughly one half by lower licensing and services margins, led to a 9% increase in third quarter 2017 EBITDA. This net margin improvement was partly offset by a 5% volume-driven decrease resulting from lower catalyst volumes in the third quarter of 2017 relative to the corresponding prior year period. Lower licensing and services margins were largely responsible for a 27% EBITDA decrease in the first nine months of 2017. This decline was partly offset by a 4% improvement in EBITDA resulting from an increase in catalyst volumes during the first nine months of 2017.

FINANCIAL CONDITION

Operating, investing and financing activities of continuing operations, which are discussed below, are presented in the following table:

	Nine Months Ended September 30,
Millions of dollars	2017	2016
Source (use) of cash:
Operating activities	$3,724	$3,893
Investing activities	(1,254)	(1,530)
Financing activities	(2,191)	(2,567)

Operating Activities—Cash of $3,724 million generated by operating activities in the first nine months of 2017 reflects earnings adjusted for non-cash items and $376 million of cash consumed by the main components of working capital–accounts receivable, inventories and accounts payable. Higher sales prices and increased volumes in our O&P–EAI segment led to the increase in accounts receivable and an increase in feedstock pricing in our O&P–EAI segment led to the increase in accounts payable in the first nine months of 2017. Higher olefin co-product and propylene prices in our O&P–Americas segment in the first nine months of 2017, which were partially offset by an inventory drawdown during turnaround activities at our I&D segment’s Botlek, Netherlands facility, led to the increase in inventories.

Cash of $3,893 million generated in the first nine months of 2016 primarily reflected earnings adjusted for non-cash items and cash used by the main components of working capital. The non-cash items in 2016 included a $78 million gain related to the sale of our wholly owned Argentine subsidiary and adjustments for related working capital, and gains totaling $11 million related to sales of our joint venture in Japan and idled assets in Australia.

The main components of working capital used cash of $226 million during the first nine months of 2016. Higher product sales prices in our O&P–Americas segment at the end of the third quarter of 2016 combined with the impact of higher quarter-end sales volumes in our O&P–Americas and I&D segments relative to the end of the fourth quarter of 2015 led to the increase in accounts receivable. Higher accounts payable partly offset the receivables increases, primarily in our O&P–Americas segment, due to additional purchases of product for resale during turnaround activities.

Investing Activities—We invest cash in investment-grade and other high-quality instruments that provide adequate flexibility to redeploy funds as needed to meet our cash flow requirements while maximizing yield. In the first nine months of 2017 and 2016, we invested $653 million and $683 million, respectively, in securities that are classified as Short-term investments. The majority of these investments are deemed available-for-sale; however, we also invested in some securities deemed held-to-maturity. We received proceeds of $75 million upon maturity of our held-to-maturity securities during the first nine months of 2017. In the first nine months of 2017 and 2016, we also invested $512 million and $500 million, respectively, in tri-party repurchase agreements, which are classified as short-term loans receivable. We received proceeds upon the sale and maturity of certain of our available-for-sale securities and repurchase agreements of $499 million and $381 million, respectively, in the first nine months of 2017, and $665 million and $603 million, respectively, in the corresponding periods of 2016.

Joint Venture Activity—In September 2017, we sold our 27% interest in our Geosel joint venture and received proceeds of $155 million.

In April 2017, we increased our interest in the entity that holds our equity interest in Al Waha Petrochemicals Ltd. from 83.79% to 100% by paying $21 million to exercise a call option to purchase the remaining 16.21% interest held by a third party.

In September 2016, we purchased a net additional interest in our joint venture in Korea for $36 million. In February 2016, we received proceeds of $72 million for the sale of our joint venture in Japan.

Financial Instruments Activity—Upon expiration in September 2017 and August 2017, we settled foreign currency contracts, each with a notional value of €275 million, which were designated as net investment hedges of our investments in foreign subsidiaries. Payments to and proceeds from our counterparties resulted in a net cash outflow of $49 million.

Upon expiration in September 2016 and March 2016, we settled foreign currency contracts with notional values of €450 million and €750 million, respectively, which were designated as net investment hedges of our investments in foreign subsidiaries. Payments to and proceeds from our counterparties resulted in net cash outflows totaling $61 million. See Note 6 to the Consolidated Financial Statements for additional information regarding these foreign currency contracts.

Sale of Wholly Owned Subsidiary—In February 2016, we received net cash proceeds of $137 million for the sale of our wholly owned Argentine subsidiary.

Capital Expenditures—The following table summarizes capital expenditures for the periods presented:

	Nine Months Ended September 30,
Millions of dollars	2017	2016
Capital expenditures by segment:
O&P–Americas	$546	$1,026
O&P–EAI	123	189
I&D	263	246
Refining	184	179
Technology	21	24
Other	9	12

Consolidated capital expenditures of continuing operations	$1,146	$1,676

In the first nine months of 2017 and 2016, our capital expenditures included construction related to our new Hyperzone polyethylene plant at our La Porte, Texas facility, construction related to our new PO/TBA plant in Texas, debottlenecks of certain assets to enhance production, turnaround activities at several sites as well as other plant improvement projects. The lower level of capital expenditures for our O&P–Americas in the first nine months of 2017 is largely due to the completion of the 800 million pound ethylene expansion at our Corpus Christi, Texas facility in the fourth quarter of 2016.

Financing Activities—In the first nine months of 2017 and 2016, we made payments of $866 million and $2,501 million, respectively, to acquire approximately 10 million and 31 million, respectively, of our outstanding ordinary shares. We also made dividend payments totaling $1,060 million and $1,049 million during the first nine months of 2017 and 2016, respectively. For additional information related to these share repurchases and dividend payments, see Note 10 to the Consolidated Financial Statements.

We made net repayments of $178 million and received net proceeds of $177 million in the first nine months of 2017 and 2016, respectively, through the issuance and repurchase of commercial paper instruments under our commercial paper program.

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

Liquidity and Capital Resources—As of September 30, 2017, we had $2,499 million of unrestricted cash and cash equivalents and marketable securities classified as Short-term investments and held $561 million of tri-party repurchase agreements classified as Prepaid expenses and other current assets. For additional information related to our purchases of marketable securities see “Investing Activities” above and Note 6 to the Consolidated Financial Statements.

At September 30, 2017, we held $584 million of cash in jurisdictions outside of the U.S., principally in the United Kingdom. There are currently no legal or economic restrictions that materially would impede our transfers of cash.

We also had total unused availability under our credit facilities of $2,955 million at September 30, 2017, which included the following:

•	$2,183 million under our $2,500 million revolving credit facility, which backs our $2,500 million commercial paper program. In June 2017, the term of our $2,500 million revolving credit facility was extended for one year to June 2022 pursuant to a consent agreement. Availability under this facility is net of outstanding borrowings, outstanding letters of credit provided under the facility and notes issued under our commercial paper program. A small portion of our availability under this facility is impacted by changes in the euro/U.S. dollar exchange rate. At September 30, 2017, we had $317 million of outstanding commercial paper, no outstanding letters of credit and no outstanding borrowings under the facility; and

•	$772 million under our $900 million U.S. accounts receivable securitization facility. Availability under this facility is subject to a borrowing base of eligible receivables, which is reduced by outstanding borrowings and letters of credit, if any. This facility had no outstanding borrowings or letters of credit at September 30, 2017.

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

At September 30, 2017, we had total debt, including current maturities, of $8,915 million, and $551 million of outstanding letters of credit, bank guarantees and surety bonds issued under uncommitted credit facilities.

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

In May 2017, our shareholders approved a proposal to authorize us to repurchase up to an additional 10%, or approximately 40 million of our outstanding ordinary shares through November 2018 (“May 2017 Share Repurchase Program”). As a result, the authorization of the remaining unpurchased shares under the share repurchase program approved by our shareholders in May 2016 (“May 2016 Share Repurchase Program”) was superseded. Our share repurchase program does not have a stated dollar amount, and purchases may be made through open market purchases, private market transactions or other structured transactions. Repurchased shares could be retired or used for general corporate purposes, including for various employee benefit and compensation plans. During the first nine months of 2017, we have purchased approximately 10 million shares under these programs for approximately $845 million. As of October 24, 2017, we had approximately 34 million shares remaining under the current authorization. The timing and amount of additional shares repurchased will be determined by our Management Board based on its evaluation of market conditions and other factors. For additional information related to our share repurchase programs, see Note 10 to the Consolidated Financial Statements.

We may repay or redeem our debt, including purchases of our outstanding bonds in the open market, using cash and cash equivalents, cash from our short-term investments and tri-party repurchase agreements, cash from operating activities, proceeds from the issuance of debt, proceeds from asset divestitures, or a combination thereof. In connection with any repayment or redemption of our debt, we may incur cash and non-cash charges, which could be material in the period in which they are incurred.

In July 2017, we announced our final investment decision to build a world-scale PO/TBA plant in Texas with a capacity of 1 billion pounds of PO and 2.2 billion pounds of TBA. The project is estimated to cost approximately $2.4 billion, with construction estimated to commence in the second half of 2018. We anticipate the project to be completed in the middle of 2021.

We plan to fund our ongoing working capital, capital expenditures, debt service and other funding requirements with cash from operations, which could be affected by general economic, financial, competitive, legislative, regulatory, business and other factors, many of which are beyond our control. Cash and cash equivalents, cash from our short-term investments and tri-party repurchase agreements, cash from operating activities, proceeds from the issuance of debt, or a combination thereof, may be used to fund the repurchase of shares under our share repurchase program.

We intend to continue to declare and pay quarterly dividends, with the goal of increasing the dividend over time, after giving consideration to our cash balances and expected results from operations.

We believe that our available liquidity and cash from operating activities provide us with sufficient financial resources to meet our anticipated capital requirements and obligations as they come due.

CURRENT BUSINESS OUTLOOK

Hurricane Harvey reduced inventories across the petrochemical industry and contributed to further delays in the startup of new U.S. capacity. As we look toward the remainder of 2017, we continue to see firm olefin and polyolefin markets as supply chains restock from the production lost during Hurricane Harvey. New polyethylene capacity is aligned with seasonal demand and supportive of improved demand for ethylene while the industry awaits the startup of additional crackers during 2018. Global demand for polyolefins remains strong.

Most intermediate and derivatives products are well-positioned as we enter the fourth quarter and are expected to balance typical seasonal weakness in oxyfuels. U.S. Gulf Coast refining markets appear to have reset favorably after the hurricanes with stronger distillate spreads and improved heavy to light differentials.

We estimate that additional lost sales and expenses from the storm, primarily related to the outage at our La Porte, Texas facility will negatively impact fourth quarter 2017 results by approximately $100 million. Unplanned maintenance on the cracker at our Wesseling, Germany facility in October 2017 is expected to negatively impact our O&P–EAI segment’s fourth quarter 2017 results by approximately $40 million.

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

Our exposure to market and regulatory risks is described in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2016. Our exposure to such risks has not changed materially in the nine months ended September 30, 2017.

Item 4.	CONTROLS AND PROCEDURES

As of September 30, 2017 with the participation of our management, our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) carried out an evaluation, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the Act), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of September 30, 2017.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Information regarding our litigation and other legal proceedings can be found in Note 9, Commitments and Contingencies, to the Consolidated Financial Statements, which is incorporated into this Item 1 by reference.

The following is a description of environmental proceedings to which a governmental authority is a party and potential monetary sanctions are reasonably likely to be $100,000 or more.

In March 2017, the Texas Commission on Environmental Quality (the “TCEQ”) issued a proposed Agreed Order to Houston Refining LP. The proposed Agreed Order stems from agency record reviews conducted from May to July 2016 and September to October 2016 and an agency investigation conducted in April 2016. In June 2017, TCEQ issued a revised Agreed Order that carries a total administrative penalty of $77,626. The Agreed Order is currently awaiting final TCEQ approval.

Additional information about such environmental proceedings can be found in Part I, Item 3 of our 2016 Annual Report on Form 10-K, which is incorporated into this Item 1 by reference.

Item 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in Item 1A of our 2016 Annual Report on Form 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
July 1 – July 31	1,771,723	$85.32	1,771,723	34,865,351
August 1 – August 31	1,278,308	$88.19	1,278,308	33,587,043
September 1 – September 30	16,327	$88.91	16,327	33,570,716

Total	3,066,358	$86.53	3,066,358	33,570,716

(1)	On May 24, 2017, we announced a share repurchase program of up to 40,087,633 of our ordinary shares through November 23, 2018, which superseded any prior repurchase authorizations. The maximum number of shares that may yet be purchased is not necessarily an indication of the number of shares that will ultimately be purchased.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 6.	EXHIBITS

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32	Certifications pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LYONDELLBASELL INDUSTRIES N.V.

Date: October 27, 2017	/s/ Thomas Aebischer
Thomas Aebischer
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)