Form 10-K
period 2017-12-31
LyondellBasell Industries N.V.
filed 2018-02-22
CIK 1489393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price on that date of $84.39, was $27.3 billion. For purposes of this disclosure, in addition to the registrant’s executive officers and members of its Supervisory Board, the registrant has included Access Industries, LLC and its affiliates as “affiliates.”

The registrant had 394,556,328 shares outstanding at February 20, 2018 (excluding 183,883,835 treasury shares).

Documents incorporated by reference:

Portions of the Notice of the 2018 Annual Meeting of Shareholders and 2018 Proxy Statement, in connection with the Company’s 2018 Annual Meeting of Shareholders (in Part III), as indicated herein.

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

•

our operations in the United States (“U.S.”) have benefited from low-cost natural gas and natural gas liquids; decreased availability of these materials (for example, from their export or regulations impacting hydraulic fracturing in the U.S.) could reduce the current benefits we receive;

•

if crude oil prices fall materially, or decrease relative to U.S. natural gas prices, we would see less benefit from low-cost natural gas and natural gas liquids and it could have a negative effect on our results of operations;

•	industry production capacities and operating rates may lead to periods of oversupply and low profitability; for example, substantial capacity expansions are underway in the U.S. olefins industry;

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

PART I

Items 1 and 2. Business and Properties

OVERVIEW

LyondellBasell Industries N.V. is a global, independent chemical company and was incorporated under Dutch law on October 15, 2009. Unless otherwise indicated, the “Company,” “we,” “our,” “us” and “LyondellBasell” are used in this report to refer to the businesses of LyondellBasell Industries N.V. and its consolidated subsidiaries. We are one of the world’s top independent chemical companies based on revenues.

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

Our financial performance is influenced by the supply and demand for our products, the cost and availability of feedstocks, global and regional production capacity, our operational efficiency and our ability to control costs. We have a strong operational focus and, as a producer of large volume commodities, continuously strive to differentiate ourselves through safe, reliable and low-cost operations in all our businesses. We purchase large quantities of natural gas, electricity and steam which we use as energy to fuel our facilities. We also purchase large quantities of natural gas liquids and crude oil derivatives which we use as feedstocks. During recent years the relatively low cost of natural gas-derived raw materials in the U.S. versus the global cost of crude oil-derived raw materials has had a significant positive influence on the profitability of our North American operations. While lower oil prices have reduced the North American feedstock advantage, improved product supply and demand fundamentals in several businesses, notably global polyolefins products, have partially offset the decline.

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

Financial information about our business segments and geographical areas can be found in Note 21, Segment and Related Information, to the Consolidated Financial Statements. Information about the locations where we produce our primary products can be found under “Description of Properties.”

In 2017, 2016 and 2015, no single customer accounted for 10% or more of our total revenues.

Olefins and Polyolefins Segments Generally

We are one of the leading worldwide producers of olefins and polyethylene (“PE”) and we are the world’s second largest producer of polypropylene (“PP”). We manage our olefin and polyolefin business in two reportable segments, O&P—Americas and O&P—EAI.

Olefins & Co-products—Ethylene is the most significant petrochemical in terms of worldwide production volume and is the key building block for PE and many other chemicals and plastics. Ethylene is produced by steam cracking hydrocarbons such as ethane, propane, and naphtha. This production results in co-products such as aromatics and other olefins, including propylene and butadiene. Ethylene and its co-products are fundamental to many parts of the economy, including the production of consumer products, packaging, housing and automotive components and other durable and nondurable goods.

Polyolefins—Polyolefins such as PE and PP are polymers derived from olefins including ethylene and propylene. Polyolefins are the most widely used thermoplastics in the world and are found in applications and products that enhance the everyday quality of life. Our products are used in consumer, automotive and industrial applications ranging from food and beverage packaging to housewares and construction materials.

Polyethylene—We produce high density polyethylene (“HDPE”), low density polyethylene (“LDPE”) and linear low density polyethylene (“LLDPE”). PE sales accounted for approximately 21%, 24% and 21% of our total revenues in 2017, 2016 and 2015, respectively.

Polypropylene—We produce PP homopolymers and copolymers. PP compounds are produced from blends of polyolefins and additives and are sold mainly to the automotive and home appliances industries. PP sales accounted for approximately 17% of our total revenues in 2017, 2016 and 2015.

Olefins and Polyolefins—Americas Segment

Overview

Our O&P—Americas segment produces and markets olefins and co-products, polyethylene and polypropylene.

Sales & Marketing / Customers

Most of the ethylene we produce is consumed internally as a raw material in the production of PE and other derivatives, with the balance sold to third party customers, primarily under multi-year contracts. In 2016 and 2017, we added a total of 880 million pounds of ethylene capacity at our facilities in North America.

We use all the propylene we produce in the production of PP, propylene oxide and other derivatives of those products. As a result, we also purchase propylene from third parties. In addition to purchases of propylene, we purchase ethylene for resale, when necessary, to satisfy customer demand above our own production levels. Volumes of any of these products purchased for resale can vary significantly from period to period, and are typically most significant during extended outages of our own production, such as during planned maintenance. However, purchased volumes have not historically had a significant impact on profits, except to the extent that they replace lower-cost production.

Most of the ethylene and propylene production from our Channelview, Corpus Christi and La Porte, Texas facilities is shipped via a pipeline system, which has connections to numerous U.S. Gulf Coast consumers. This pipeline extends from Corpus Christi to Mont Belvieu, Texas. In addition, exchange agreements with other ethylene and co-products producers allow access to customers who are not directly connected to this pipeline system. Some ethylene is shipped by railcar from our Clinton, Iowa facility to our Morris, Illinois facility and some is shipped directly to customers. Propylene is generally shipped by marine vessel, barge, railcar or truck.

Our PP and PE production is typically sold through our sales organization to an extensive base of established customers and distributors servicing both the domestic and export markets either under annual contracts or on a spot basis. We have sales offices in various locations in North America and our polyolefins primarily are transported in North America by railcar or truck. Export sales are primarily to customers in Latin America, with sales to Asia expected to increase in the coming years as global supply and demand balances shift. We also consume PP in our PP compounds business, which is managed worldwide by our O&P—EAI segment.

Joint Venture Relationships

We participate in a joint venture in Mexico, which provides us with capacity for approximately 640 million pounds of PP production. The capacity is based on our percentage ownership of the joint venture’s total capacity. We do not hold a majority interest in or have operational control of this joint venture.

Raw Materials

Raw material cost is the largest component of the total cost to produce ethylene and its co-products. The primary raw materials used in our Americas olefin facilities are heavy liquids and natural gas liquids (“NGLs”). Heavy liquids include crude oil-based naphtha and other refined products, as well as condensate, a very light crude oil resulting from natural gas production. NGLs include ethane, propane and butane. The use of heavy liquid raw materials results in the production of significant volumes of co-products such as propylene, butadiene and benzene, as well as gasoline blending components, while the use of NGLs results in the production of a smaller volume of co-products.

Our ability to pass on raw material price increases to our customers is dependent on market-driven demand for olefins and polyolefins. Sales prices for products sold in the spot market are determined by market forces. Our contract prices are influenced by product supply and demand conditions, spot prices, indices published in industry publications and, in some instances, cost recovery formulas.

Prior to 2010, olefins facilities using heavy liquids as feedstock generated higher margins than those using NGLs. However, technological advances for extracting shale-based oil and gas have led to an increased supply of NGLs, providing a cost advantage over heavy liquids, particularly in the U.S. With reductions in oil prices since 2014, the cost advantage has declined, but is still significant. A plant’s flexibility to consume a wide range of raw materials generally will provide an advantage over plants that are restricted in their processing capabilities. Our Americas’ facilities can process significant quantities of either heavy liquids or NGLs. We estimate that in the U.S. we can produce up to approximately 90% of our total ethylene output using NGLs. Changes in the raw material feedstock mix utilized in the production process will result in variances in production capacities among products. We believe our raw material flexibility in the U.S. is a key advantage in our production of ethylene and its co-products.

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

Based on published capacity data, we believe as of December 31, 2017 we were:

•	the second largest producer of ethylene in North America, with ethylene capacity of 11.8 billion pounds per year;

•	the third largest producer of PE in North America with 6.4 billion pounds per year of capacity; and

•	the largest producer of PP in North America, with 3.9 billion pounds, including our share of our Mexican joint venture capacity.

Olefins and Polyolefins—Europe, Asia, International Segment

Overview

Our O&P—EAI segment produces and markets olefins and co-products, polyethylene and polypropylene, including PP compounds.

Sales & Marketing / Customers

Our ethylene production is primarily consumed internally as a raw material in the production of polyolefins, and we purchase additional ethylene as needed to meet our production needs. Our propylene production is used as a raw material in the production of PP and propylene oxide and derivatives of those products, and we regularly purchase propylene from third parties because our internal needs exceed our internal production.

With respect to PP and PE, our production is typically sold through our sales organization to an extensive base of established customers under annual contracts or on a spot basis and is also sold through distributors. Our polyolefins are primarily transported in Europe by railcar or truck.

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

Joint Venture Relationships

We participate in several manufacturing joint ventures in Saudi Arabia, Thailand, Poland, Australia and South Korea. We do not hold majority interests in any of these joint ventures, nor do we have operational control. These ventures provide us with additional production capacity of approximately 2.4 billion pounds of PP, approximately 1.4 billion pounds of olefins, approximately 0.9 billion pounds of PE and approximately 100 million pounds of PP compounds. These capacities are based on our percentage ownership interest in the joint ventures’ total capacities. We realize profits or losses from these ventures as income or loss on the equity basis of accounting.

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

Our ability to pass through the increased cost of raw materials to customers is dependent on global market demand for olefins and polyolefins. In general, the pricing for purchases and sales of most products is determined by global market forces, including the impacts of foreign exchange relative to the pricing of the underlying naphtha raw materials, most of which are priced in U.S. dollars. There can be a lag between naphtha raw material price changes and contract product price changes that will cause volatility in our product margins.

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

Based on published capacity data and including our proportionate share of our joint ventures, we believe as of December 31, 2017 we were:

•	the fifth largest producer of ethylene in Europe with an ethylene capacity in Europe of 4.3 billion pounds per year;

•	the largest producer of PP in Europe with 5.7 billion pounds per year of capacity, including our share of the Poland joint venture; and

•	the largest producer of PE in Europe with 4.8 billion pounds per year of capacity, including our share of the Poland joint venture.

Intermediates and Derivatives Segment

Overview

Our I&D segment produces and markets propylene oxide (“PO”) and its derivatives, oxyfuels and related products, and intermediate chemicals such as styrene monomer (“SM”), acetyls, and ethylene oxides and derivatives.

PO and Derivatives—We produce PO through two distinct technologies, one of which yields tertiary butyl alcohol (“TBA”) as the co-product and the other of which yields SM as the co-product. The two technologies are mutually exclusive with dedicated assets for manufacturing either PO/TBA or PO/SM. PO is an intermediate commodity chemical and is a precursor of polyols, propylene glycol, propylene glycol ethers and butanediol. PO and derivatives are used in a variety of durable and consumable items with key applications such as urethane foams used for insulation, automotive/furniture cushioning, coatings, surfactants, synthetic resins and several other household usages.

Oxyfuels and Related Products—We produce two distinct ether-based oxyfuels, methyl tertiary butyl ether (“MTBE”) and ethyl tertiary butyl ether (“ETBE”). These oxyfuels are produced by converting the TBA co-product of PO into isobutylene and reacting with methanol or ethanol to produce either MTBE or ETBE. Both are used as high-octane gasoline components that help gasoline burn cleaner and reduce automobile emissions. Other TBA derivatives, which we refer to as “C4 chemicals,” are largely used to make synthetic rubber and other gasoline additives.

Intermediate Chemicals—We produce other commodity chemicals that utilize ethylene as a key component feedstock, including SM, acetyls and ethylene oxide derivatives. SM is utilized in various applications such as plastics, expandable polystyrene for packaging, foam cups and containers, insulation products and durables and engineering resins. Our acetyls products comprise methanol, glacial acetic acid (“GAA”) and vinyl acetate monomer (“VAM”). Natural gas (methane) is the feedstock for methanol, some of which is converted to GAA, and a portion of the GAA is reacted with ethylene to create VAM. VAM is an intermediate chemical used in fabric or wood treatments, pigments, coatings, films and adhesives. Ethylene oxide is an intermediate chemical that is used to produce ethylene glycol, glycol ethers and other derivatives. Ethylene oxide and its derivatives are used in the production of polyester, antifreeze fluids, solvents and other chemical products.

Sales & Marketing / Customers

We sell our PO and derivatives through multi-year sales and processing agreements as well as spot sales. Some of our contract sales agreements have cost plus pricing terms. PO and derivatives are transported by barge, marine vessel, pipeline, railcar and tank truck.

We sell our oxyfuels and related products under market and cost-based sales agreements and in the spot market. Oxyfuels are transported by barge, marine vessel and tank truck and are used as octane blending components worldwide outside of the United States due to their blending characteristics and emission benefits. C4 chemicals, such as high-purity isobutylene, are sold to producers of synthetic rubber and other chemical products primarily in the United States and Europe, and are transported by railcar, tank truck, pipeline and marine shipments.

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

For the production of oxyfuels, we purchase our ethanol feedstock requirements from third parties, and obtain our methanol from both internal production and external sources. Carbon monoxide and methanol are the primary raw materials required for the production of GAA. We purchase carbon monoxide pursuant to a long-term contract with pricing primarily based on the cost of production. The methanol required for our downstream production of acetyls is internally sourced from a partnership and from our methanol plant at Channelview, Texas. Natural gas is the primary raw material required for the production of methanol.

In addition to ethylene, acetic acid is a primary raw material for the production of VAM. We obtain all our requirements for acetic acid and ethylene from our internal production. Historically, we have used a large percentage of our acetic acid production to produce VAM.

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

Based on published capacity data, excluding our partners’ shares of joint venture capacity, we believe as of December 31, 2017 we were:

•	the second largest producer of PO worldwide; and

•	the second largest producer of oxyfuels worldwide.

Refining Segment

Overview

The primary products of our Refining segment are refined products made from heavy, high-sulfur crude oil and other crude oils of varied types and sources available on the U.S. Gulf Coast. These refined products include gasoline and other distillates.

Sales & Marketing / Customers

The Houston refinery’s products are primarily sold in bulk to other refiners, marketers, distributors and wholesalers at market-related prices. Most of the Houston refinery’s products are sold under contracts with a term of one year or less or are sold in the spot market. The Houston refinery’s products generally are transported to customers via pipelines and terminals owned and operated by other parties. The sales of refined products accounted for approximately 18%, 16% and 19% of our total revenues in 2017, 2016 and 2015, respectively.

Raw Materials

Our Houston refinery, which is located on the Houston Ship Channel in Houston, Texas, has a heavy, high-sulfur crude oil processing capacity of approximately 268,000 barrels per day on a calendar day basis (normal operating basis), or approximately 292,000 barrels per day on a stream day basis (maximum achievable over a 24-hour period). The Houston refinery is a full conversion refinery designed to refine heavy, high-sulfur crude oil. This crude oil is more viscous and dense than traditional crude oil and contains higher concentrations of sulfur and heavy metals, making it more difficult to refine into gasoline and other high-value fuel products. However, this crude oil has historically been less costly to purchase than light, low-sulfur crude oil such as Brent.

We purchase the crude oil used as a raw material for the Houston refinery on the open market on a spot basis and under a number of supply agreements with regional producers, generally with terms varying from one to two years.

Industry Dynamics / Competition

Our refining competitors are major integrated oil companies, refineries owned or controlled by foreign governments and independent domestic refiners. Based on published data, as of January 2017, there were 141 operable crude oil refineries in the U.S., and total U.S. refinery capacity was approximately 18.3 million barrels per day. During 2017, the Houston refinery processed an average of approximately 236,000 barrels per day of heavy crude oil.

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

A crack spread is a benchmark indication of refining margins based on the processing of a specific type of crude oil into an assumed selection of major refined products. The Houston refinery generally tracks the Maya 2-1-1 crack spread, which represents the difference between the current month Gulf Coast price of two barrels of

Maya crude oil as set by Petróleos Mexicanos (“Pemex”) and one barrel each of U.S. Gulf Coast Reformulated Gasoline Blendstock for Oxygen Blending (“RBOB”) Gasoline and of U.S. Gulf Coast Ultra Low Sulfur Diesel (“ULSD”). While these benchmark refining spreads are generally indicative of the level of profitability at the Houston refinery and similarly configured refineries, there are many other factors specific to each refinery and the industry in general, such as the value of refinery by-products, which influence operating results. Refinery by-products are products other than gasoline and distillates that represent about one-third of the total product volume, and include coke, sulfur, and lighter materials such as NGLs and crude olefins streams. The cost of Renewable Identification Numbers (“RINs”), which are renewable fuel credits mandated by the U.S. Environmental Protection Agency (the “EPA”), can also affect profitability.

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

Research and Development

Our research and development (“R&D”) activities are designed to improve our existing products and processes, and discover and commercialize new materials, catalysts and processes. These activities focus on product and application development, process development, catalyst development and fundamental polyolefin-focused research.

In 2017, 2016 and 2015, our R&D expenditures were $106 million, $99 million and $102 million, respectively. A portion of these expenses are related to technical support and customer service and are allocated to the other business segments. In 2017, 2016 and 2015, approximately 45% of all R&D costs were allocated to business segments other than Technology.

GENERAL

Intellectual Property

We maintain an extensive patent portfolio and continue to file new patent applications in the U.S. and other countries. As of December 31, 2017, we owned approximately 5,580 patents and patent applications worldwide. Our patents and trade secrets cover our processes, products and catalysts and are significant to our competitive position, particularly with regard to PO, intermediate chemicals, petrochemicals, polymers and our process technologies. We own globally registered and unregistered trademarks including marks for “LyondellBasell,” “Lyondell,” “Basell” and “Equistar.” While we believe that our intellectual property provides competitive advantages, we do not regard our businesses as being materially dependent upon any single patent, trade secret or trademark. Some of our heritage production capacity operates under licenses from third parties.

Environmental

Most of our operations are affected by national, state, regional and local environmental laws. Matters pertaining to the environment are discussed in Part I, Item 1A. Risk Factors; Part I, Item 3. Legal Proceedings; Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; and Notes 2 and 18 to the Consolidated Financial Statements.

We have made, and intend to continue to make, the expenditures necessary for compliance with applicable laws and regulations relating to environmental, health and safety matters. We incurred capital expenditures of $279 million in 2017 for health, safety and environmental compliance purposes and improvement programs, and estimate such expenditures to be approximately $210 million in 2018 and $230 million in 2019.

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

Employee Relations

As of December 31, 2017, we employed approximately 13,400 full-time and part-time employees around the world. Of this total, 6,400 were located in North America and another 5,900 were located in Europe. The remainder of our employees are in other global locations.

As of December 31, 2017, approximately 850 of our employees in North America were represented by labor unions. The vast majority of our employees in Europe and South America are subject to staff council or works council coverage or collective bargaining agreements.

In addition to our own employees, we use the services of contractors in the routine conduct of our businesses.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers as of February 1, 2018 were as follows:

Name and Age	Significant Experience
Bhavesh V. (“Bob”) Patel, 51

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

Thomas Aebischer, 56

Executive Vice President and Chief Financial Officer since January 2016.

Chief Financial Officer of LafargeHolcim from July 2015 to December 2015.

Chief Financial Officer of Holcim Ltd. from January 2011 to June 2015.

Paul Augustowski, 57

Senior Vice President, Olefins and Polyolefins—Americas since January 2016.

Vice President, Polymer Sales—Americas from January 2015 to January 2016.

Director, Polypropylene and Catalloy—Americas from November 2011 to January 2015.

Darleen Caron, 53

Executive Vice President and Chief Human Resources Officer since October 2017.

Executive Vice President of Global Human Resources and Member of The Office of The President at SNC Lavalin Group, Inc. from December 2010 to December 2015.

Daniel Coombs, 61

Executive Vice President, Global Manufacturing, Projects, Refining and Technology since February 2017.

Executive Vice President, Global Olefins and Polyolefins, and Technology from January 2016 to February 2017.

Executive Vice President, Intermediates and Derivatives from May 2015 to January 2016.

Senior Vice President of Manufacturing for Chevron Phillips Chemical from December 2013 to May 2015.

Name and Age	Significant Experience

Senior Vice President for Specialties, Aromatics and Styrenics for Chevron Phillips Chemical from December 2011 to November 2013.

Vice President of Corporate Planning and Development for Chevron Phillips Chemical from September 2011 to November 2011.

Massimo Covezzi, 60	Senior Vice President, Research and Development since January 2008.

Stephen Doktycz, 56

Senior Vice President, Strategic Planning and Transactions since March 2017.

Corporate Director and Executive Project Lead at The Dow Chemical Company from 2013 to March 2017.

Global Director, Corporate and Strategic Development at The Dow Chemical Company from 2011 to 2013.

Dale Friedrichs, 54	Vice President, Health, Safety, Environment and Security since February 2017. Site Manager of various facilities from January 1995 to February 2017.

James Guilfoyle, 47

Senior Vice President, Global Intermediates & Derivatives and Global Supply Chain since February 2017

Senior Vice President, Global Intermediates and Derivatives from June 2015 to February 2017.

Vice President of Global Propylene Oxide and Co-Products from March 2015 to May 2015.

Director of Polymer Sales Americas from January 2012 to February 2015.

Jeffrey Kaplan, 49	Executive Vice President and Chief Legal Officer since March 2015. Deputy General Counsel from December 2009 to March 2015.

Richard Roudeix, 55

Senior Vice President, Olefins & Polyolefins, Europe, Asia and International since February 2017.

Senior Vice President, Olefins & Polyolefins, Europe from March 2015 to February 2017.

Director, Olefins Europe from May 2009 to March 2015.

Description of Properties

Our principal manufacturing facilities as of December 31, 2017 are set forth below, and are identified by the principal segment or segments using the facility. All of the facilities are wholly owned, except as otherwise noted.

Location	Segment

Americas

Bayport (Pasadena), Texas	I&D

Bayport (Pasadena), Texas(1)	I&D

Bayport (Pasadena), Texas	O&P—Americas

Channelview, Texas(2)	O&P—Americas

Channelview, Texas(1)(2)	I&D

Chocolate Bayou, Texas	O&P—Americas

Clinton, Iowa	O&P—Americas

Corpus Christi, Texas	O&P—Americas

Edison, New Jersey	O&P—Americas

Houston, Texas	Refining

La Porte, Texas(3)	O&P—Americas

La Porte, Texas(3)(4)	I&D

Lake Charles, Louisiana	O&P—Americas

Matagorda, Texas	O&P—Americas

Morris, Illinois	O&P—Americas

Tuscola, Illinois	O&P—Americas

Victoria, Texas†	O&P—Americas

Europe

Berre l’Etang, France	O&P—EAI

Botlek, Rotterdam, The Netherlands†	I&D

Brindisi, Italy	O&P—EAI

Carrington, UK	O&P—EAI

Ferrara, Italy	O&P—EAI

Technology

Fos-sur-Mer, France†	I&D

Frankfurt, Germany†	O&P—EAI

Technology

Knapsack, Germany†	O&P—EAI

Ludwigshafen, Germany†	Technology

Maasvlakte, The Netherlands(5)	I&D

Moerdijk, The Netherlands†	O&P—EAI

Münchsmünster, Germany	O&P—EAI

Tarragona, Spain(6)	O&P—EAI

Wesseling, Germany	O&P—EAI

Asia Pacific

Geelong, Australia	O&P—EAI

†	The facility is located on leased land.
(1)	The Bayport PO/TBA plants and the Channelview PO/SM I plant are held by the U.S. PO joint venture between Covestro and Lyondell Chemical Company. These plants are located on land leased by the U.S. PO joint venture.
(2)	Equistar Chemicals, LP operates a styrene maleic anhydride unit and a polybutadiene unit, which are owned by an unrelated party and are located within the Channelview facility on property leased from Equistar Chemicals, LP.
(3)	The La Porte facilities are on contiguous property.
(4)	The La Porte methanol facility is owned by La Porte Methanol Company, a partnership owned 85% by us.
(5)	The Maasvlakte plant is owned by the European PO joint venture and is located on land leased by the European PO joint venture.
(6)	The Tarragona PP facility is located on leased land; the compounds facility is located on co-owned land.

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

We maintain property, business interruption, product, general liability, casualty and other types of insurance that we believe are appropriate for our business and operations as well as in line with industry practices. However, we are not fully insured against all potential hazards incident to our business, including losses resulting from natural disasters, wars or terrorist acts. Changes in insurance market conditions have caused, and may in the future cause, premiums and deductibles for certain insurance policies to increase substantially and, in some instances, for certain insurance to become unavailable or available only for reduced amounts of coverage. If we were to incur a significant liability for which we were not fully insured, we might not be able to finance the amount of the uninsured liability on terms acceptable to us or at all, and might be obligated to divert a significant portion of our cash flow from normal business operations.

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

Energy costs generally follow price trends of crude oil and natural gas. These price trends may be highly volatile and cyclical. In the past, raw material and energy costs have experienced significant fluctuations that adversely affected our business segments’ results of operations. For example, we have benefitted from the favorable ratio of U.S. crude oil prices to natural gas prices in recent years. This advantage was reduced as oil prices declined beginning in 2014. If the price of crude oil remains lower relative to U.S. natural gas prices or if the demand for natural gas and NGLs increases, this may have a negative impact on our results of operations.

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

If our raw material or utility supplies were disrupted, our businesses may incur increased costs to procure alternative supplies or incur excessive downtime, which would have a direct negative impact on plant operations. Disruptions of supplies may occur as a result of transportation issues resulting from natural disasters, water levels, and interruptions in marine water routes, among other causes, that can affect the operations of vessels, barges, rails, trucks and pipeline traffic. These risks are particularly prevalent in the U.S. Gulf Coast area. Additionally, increasing exports of NGLs and crude oil from the U.S. or greater restrictions on hydraulic fracturing could restrict the availability of our raw materials, thereby increasing our costs.

With increased volatility in raw material costs, our suppliers could impose more onerous terms on us, resulting in shorter payment cycles and increasing our working capital requirements.

Our ability to source raw materials may be adversely affected by political instability, civil disturbances or other governmental actions.

We obtain a portion of our principal raw materials from sources in North Africa, the Middle East, and Central and South America that may be less politically stable than other areas in which we conduct business, such as Europe or the U.S. Political instability, civil disturbances and actions by governments in these areas are more likely to substantially increase the price and decrease the supply of raw materials necessary for our operations, which will have a material adverse effect on our results of operations.

Increased incidents of civil unrest, including terrorist attacks and demonstrations that have been marked by violence, have occurred in a number of countries in North Africa and the Middle East. Some political regimes in these countries are threatened or have changed as a result of such unrest. Political instability and civil unrest could continue to spread in the region and involve other areas. Such unrest, if it continues to spread or grow in intensity, could lead to civil wars, regional conflicts or regime changes resulting in governments that are hostile to countries in which we conduct substantial business, such as in Europe, the U.S., or their respective trading partners.

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

If a sustained financial crisis in Europe leads to a significant devaluation of the euro, the value of our financial assets that are denominated in euros would be significantly reduced when translated to U.S. dollars for financial reporting purposes. We also derive significant revenues from our business in emerging markets, particularly the emerging markets in Asia and South America. Any broad-based downturn in these emerging markets, or in a key market such as China, could require us to reduce export volumes into these markets and could also require us to divert product sales to less profitable markets. Any of these conditions could ultimately harm our overall business, prospects, operating results, financial condition and cash flows.

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

In addition, we face increased competition from companies that may have greater financial resources and different cost structures or strategic goals than us. These include large integrated oil companies (some of which also have chemical businesses), government-owned businesses, and companies that receive subsidies or other government incentives to produce certain products in a specified geographic region. Continuing competition from these companies, especially in our olefin and refining businesses, could limit our ability to increase product sales prices in response to raw material and other cost increases, or could cause us to reduce product sales prices to compete effectively, which would reduce our profitability. Competitors with different cost structures or strategic goals than we have may be able to invest significant capital into their businesses, including expenditures for research and development. In addition, specialty products we produce may become commoditized over time. Increased competition could result in lower prices or lower sales volumes, which would have a negative impact on our results of operations.

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

We operate internationally and are subject to the risks of doing business on a global level. These risks include fluctuations in currency exchange rates, economic instability and disruptions, restrictions on the transfer of funds and the imposition of trade restrictions or duties and tariffs. Additional risks from our multinational business include transportation delays and interruptions, war, terrorist activities, epidemics, pandemics, political instability, import and export controls, changes in governmental policies, labor unrest and current and changing regulatory environments.

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

Our operating results could be negatively affected by the global laws, rules and regulations, as well as political environments, in the jurisdictions in which we operate. There could be reduced demand for our products, decreases in the prices at which we can sell our products and disruptions of production or other operations. Trade protection measures such as quotas, duties, tariffs, safeguard measures or anti-dumping duties imposed in the countries in which we operate could negatively impact our business. Additionally, there may be substantial capital and other costs to comply with regulations and/or increased security costs or insurance premiums, any of which could reduce our operating results.

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

We are a tax resident in the United Kingdom and are subject to the United Kingdom corporate income tax system. LyondellBasell Industries N.V. has little or no taxable income of its own because, as a holding company, it does not conduct any operations. Through our subsidiaries, we have substantial operations world-wide. Taxes are primarily paid on the earnings generated in various jurisdictions, including the U.S., The Netherlands, Germany, France and Italy.

A portion of our interest income from internal financing is either untaxed or taxed at rates substantially lower than the U.S. statutory rate. In September 2016, the United Kingdom enacted provisions (the so called “anti-hybrid provisions”), effective for years beginning January 1, 2017, that resulted in changes to our internal financing structure which did not materially impact our Consolidated Financial Statements. In addition, in October 2016 the U.S. Treasury issued final Section 385 debt-equity regulations that could impact our internal financings in future years. Pursuant to a recent Executive Order, the Treasury Department reviewed these regulations and determined to delay but retain these regulations, subject to further review after the enactment of U.S. tax reform. In December 2017, the U.S. enacted “H.R.1,” also known as the “Tax Cuts and Jobs Act” (the “Tax Act”), materially impacting our 2017 Consolidated Financial Statements and significantly affecting future periods. We are awaiting Treasury’s review of the existing Section 385 debt-equity regulations which could impact our internal financings in future years as well as any new regulations pursuant to Treasury’s expanded regulatory authority under the Tax Act.

We monitor income tax developments in countries where we conduct business. Recently, there has been an increase in attention, both in the U.S. and globally, to the tax practices of multinational companies, including the European Union’s state aid investigations and proposals by the Organization for Economic Cooperation and Development with respect to base erosion and profit shifting. Such attention may result in additional legislative changes that could adversely affect our tax rate. Other than the recently enacted Tax Act, management does not believe that recent changes in income tax laws will have a material impact on our Consolidated Financial Statements, although new or proposed changes to tax laws could affect our tax liabilities in the future.

Many of our businesses depend on our intellectual property. Our future success will depend in part on our ability to protect our intellectual property rights, and our inability to do so could reduce our ability to maintain our competitiveness and margins.

We have a significant worldwide patent portfolio of issued and pending patents. These patents and patent applications, together with proprietary technical know-how, are significant to our competitive position, particularly with regard to PO, performance chemicals, petrochemicals and polymers. We rely on the patent, copyright and trade secret laws of the countries in which we operate to protect our investment in research and development, manufacturing and marketing. However, we may be unable to prevent third parties from using our intellectual property without authorization. Proceedings to protect these rights could be costly, and we may not prevail.

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

There has been a broad range of proposed or promulgated state, national and international laws focusing on greenhouse gas (“GHG”) reduction. These proposed or promulgated laws apply or could apply in countries where we have interests or may have interests in the future. Laws and regulations in this field continue to evolve and, while they are likely to be increasingly widespread and stringent, at this stage it is not possible to accurately estimate either a timetable for implementation or our future compliance costs relating to implementation. Within the framework of the EU emissions trading scheme (“ETS”), we were allocated certain allowances of carbon dioxide for the affected plants of our European sites for the period from 2008 to 2012 (“ETS II period”). The ETS II period did not bring additional cost to us as the allowance allocation was sufficient to cover the actual emissions of the affected plants. We were able to build an allowance surplus during the ETS II period which has been banked to the scheme for the period from 2013 to 2020 (“ETS III period”). We expect to incur additional costs for the ETS III period, despite the allowance surplus accrued over the ETS II period, as allowance allocations have been reduced for the ETS III period and more of our plants are affected by the scheme. We maintain an active hedging strategy to cover these additional costs. We expect to incur additional costs in relation to future carbon or GHG emission trading schemes.

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

We may be required to reduce production or idle facilities for extended periods of time or exit certain businesses as a result of the cyclical nature of our industry. Specifically, oversupplies of or lack of demand for particular products or high raw material prices may cause us to reduce production. We may choose to reduce production at certain facilities because we have off-take arrangements at other facilities, which make any reductions or idling unavailable at those facilities. Any decision to permanently close facilities or exit a business likely would result in impairment and other charges to earnings.

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

We may use our five-year, $2.5 billion revolving credit facility, which backs our commercial paper program, to meet our cash needs, to the extent available. As of December 31, 2017, we had no borrowings or letters of credit outstanding under the facility and no borrowings under our commercial paper program, leaving an unused and available credit capacity of $2,500 million. We may also meet our cash needs by selling receivables under our $900 million U.S. accounts receivable securitization facility. In the event of a default under our credit facility or any of our senior notes, we could be required to immediately repay all outstanding borrowings and make cash deposits as collateral for all obligations the facility supports, which we may not be able to do. Any default under any of our credit arrangements could cause a default under many of our other credit agreements and debt instruments. Without waivers from lenders party to those agreements, any such default could have a material adverse effect on our ability to continue to operate.

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

We are subject to and may in the future be subject to a variety of legal proceedings and claims that arise out of the ordinary conduct of our business. Results of legal proceedings cannot be predicted with certainty. Irrespective of its merits, litigation may be both lengthy and disruptive to our operations and may cause significant expenditure and diversion of management attention. We may be faced with significant monetary damages or injunctive relief against us that could have an adverse impact on our business and results of operations should we fail to prevail in certain matters.

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

Nearly all of our current pension plans have projected benefit obligations that exceed the fair value of the plan assets. As of December 31, 2017, the aggregate deficit was $903 million. Any declines in the fair values of the pension plans’ assets could require additional payments by us in order to maintain specified funding levels.

Our pension plans are subject to legislative and regulatory requirements of applicable jurisdictions, which could include, under certain circumstances, local governmental authority to terminate the plan.

Integration of acquisitions could disrupt our business and harm our financial condition and stock price.

We may make acquisitions in order to enhance our business. On February 15, 2018, we entered into a definitive agreement to acquire A. Schulman. Acquisitions involve numerous risks, including problems combining the purchased operations, technologies or products, unanticipated costs and liabilities, diversion of management’s attention from our core businesses, and potential loss of key employees.

There can be no assurance that we will be able to integrate successfully any businesses, products, technologies, or personnel that we might acquire. The integration of businesses that we may acquire is likely to be a complex, time-consuming, and expensive process and we may not realize the anticipated revenues or other benefits associated with our acquisitions if we do not manage and operate the acquired business up to our expectations. If we are unable to efficiently operate as a combined organization utilizing common information and communication systems, operating procedures, financial controls, and human resources practices, our business, financial condition, and results of operations may be adversely affected.

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

In September 2013, the EPA Region V issued a Notice and Finding of Violation alleging violations at our Morris, Illinois facility related to flaring activity. The Notice generally alleges failures to monitor steam usage and improper flare operations. Region V indicated at a December 2017 meeting that it intends to issue an administrative enforcement order in 2018. We reasonably believe that EPA Region V may assert a penalty demand in excess of $100,000.

In June 2014, EPA Region V issued a Notice and Finding of Violation alleging violations at our Tuscola, Illinois facility related to flaring activity. The Notice generally alleges failure to conduct a valid performance test and improper flare operations. Region V indicated at a December 2017 meeting that it intends to issue an administrative enforcement order in 2018. We reasonably believe that EPA Region V may assert a penalty demand in excess of $100,000.

In August 2015 the Victoria plant experienced a hexane leak into the cooling water system which resulted in estimated emissions of 154,000 pounds of hexane over a 12-day period from the cooling water pond operated by the site host, Invista. In November 2017, the Texas Commission on Environmental Quality (the “TCEQ”) issued a proposed agreed order to both Invista and Equistar assessing a proposed penalty of $300,000. We are currently in discussions with TCEQ.

In March 2017, the TCEQ issued a proposed Agreed Order to Houston Refining LP. The proposed Agreed Order stems from agency record reviews conducted from May to July 2016 and September to October 2016 and an agency investigation conducted in April 2016. In June 2017, TCEQ issued a revised Agreed Order that carries a total administrative penalty of $77,626. The Agreed Order is currently awaiting final TCEQ approval.

Litigation and Other Matters

Information regarding our litigation and other legal proceedings can be found in Note 18, Commitments and Contingencies, to the Consolidated Financial Statements.

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

	High	Low	Cash Dividends Declared
2017
First Quarter	$97.64	$85.66	$0.85
Second Quarter	92.03	78.01	0.90
Third Quarter	100.69	82.54	0.90
Fourth Quarter	111.62	96.20	0.90
2016
First Quarter	$89.99	$69.10	$0.78
Second Quarter	93.75	69.82	0.85
Third Quarter	81.75	71.48	0.85
Fourth Quarter	92.68	76.71	0.85

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

Holders

As of February 20, 2018, there were approximately 6,100 record holders of our shares, including Cede & Co. as nominee of the Depository Trust Company.

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

Performance Graph

The performance graph and the information contained in this section is not “soliciting material,” is being furnished, not filed, with the SEC and is not to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.

The graph below shows the relative investment performance of LyondellBasell Industries N.V. shares, the S&P 500 Index and the S&P 500 Chemicals Index since December 31, 2012. The graph assumes that $100 was invested on December 31, 2012 and any dividends paid were reinvested at the date of payment. The graph is presented pursuant to SEC rules and is not meant to be an indication of our future performance.

	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
LyondellBasell Industries N.V.	$100.00	$144.73	$147.38	$166.73	$171.33	$228.66
S&P 500 Index	$100.00	$132.39	$150.51	$152.59	$170.84	$208.14
S&P 500 Chemicals Index	$100.00	$131.80	$145.91	$139.81	$154.01	$195.08

Issuer Purchases of Equity Securities

2017 Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1—October 31	—	$—	—	33,570,716
November 1—November 30	—	$—	—	33,570,716
December 1—December 31	—	$—	—	33,570,716

Total	—	$—	—	33,570,716

On May 24, 2017, we announced a share repurchase program of up to 40,087,633 of our ordinary shares through November 23, 2018. The maximum number of shares that may yet be purchased is not necessarily an indication of the number of shares that will ultimately be purchased.

Item 6.	Selected Financial Data.

The following selected financial data was derived from our consolidated financial statements, which were prepared from our books and records. This data should be read in conjunction with the Consolidated Financial Statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” below, which includes a discussion of factors that will enhance an understanding of this data.

	Year Ended December 31,
In millions of dollars, except per share data	2017	2016	2015	2014	2013
Results of operations data:
Sales and other operating revenues	$34,484	$29,183	$32,735	$45,608	$44,062
Operating income(a)	5,460	5,060	6,122	5,736	5,102
Interest expense(b)	(491)	(322)	(310)	(352)	(309)
Income from equity investments	321	367	339	257	203
Income from continuing operations(a)(b)(c)	4,895	3,847	4,479	4,172	3,860
Earnings per share from continuing operations:
Basic	12.28	9.17	9.63	8.04	6.81
Diluted	12.28	9.15	9.60	8.00	6.76
Loss from discontinued operations, net of tax	(18)	(10)	(5)	(4)	(7)
Loss per share from discontinued operations:
Basic	(0.05)	(0.02)	(0.01)	(0.01)	(0.01)
Diluted	(0.05)	(0.02)	(0.01)	(0.01)	(0.01)
Balance sheet data:
Total assets	26,206	23,442	22,757	24,221	27,230
Short-term debt	68	594	353	346	58
Long-term debt(d)	8,551	8,387	7,675	6,699	5,709
Cash and cash equivalents	1,523	875	924	1,031	4,450
Short-term investments	1,307	1,147	1,064	1,593	—
Accounts receivable	3,539	2,842	2,517	3,448	4,030
Inventories	4,217	3,809	4,051	4,517	5,279
Working capital	4,861	4,122	4,386	4,901	5,737
Cash flow data:
Cash provided by (used in):
Operating activities	5,206	5,606	5,842	6,048	4,835
Investing activities	(1,756)	(2,301)	(1,046)	(3,539)	(1,597)
Expenditures for property, plant and equipment	(1,547)	(2,243)	(1,440)	(1,499)	(1,561)
Financing activities	(2,859)	(3,349)	(4,850)	(5,907)	(1,589)
Dividends declared per share	3.55	3.33	3.04	2.70	2.00

(a)	Operating income and Income from continuing operations in 2017 include a pretax gain of $108 million ($103 million, after tax) on the sale of our 27% interest in Geosel, a joint venture in France; a pretax gain of $31 million ($20 million, after tax) on the sale of our Lake Charles, Louisiana site; and a pretax, non-cash gain related to the elimination of an obligation associated with a lease of $ 21 million ($14 million, after tax). In 2016, they also included a pretax and after-tax gain of $78 million on the sale of our wholly owned Argentine subsidiary and a pretax charge of $58 million ($37 million, after tax) for a pension settlement. Operating income and Income from continuing operations in 2016, 2015 and 2014 included pretax, non-cash charges of $29 million ($18 million, after tax), $548 million ($351 million, after tax) and $760 million ($483 million, after tax), respectively, related to lower of cost or market (“LCM”) inventory valuation adjustments.
(b)	Interest expense and Income from continuing operations in 2017 includes pretax charges of $113 million ($106 million, after tax) related to the redemption of $1,000 million aggregate principal amount of our outstanding 5% senior notes due 2019.

(c)	Income from continuing operations in 2017 includes an $819 million non-cash tax benefit related to the lower federal income tax rate resulting from the newly enacted U.S. Tax Cuts and Jobs Act. In 2016, it included $135 million of out of period adjustments related to taxes on our cross-currency swaps and deferred liabilities related to some of our consolidated subsidiaries. Income from continuing operations in 2013 included a $353 million benefit related to the release of valuation allowances primarily associated with tax losses in our French group.
(d)	Long-term debt includes current maturities of long-term debt.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

This discussion should be read in conjunction with the information contained in our Consolidated Financial Statements, and the accompanying notes elsewhere in this report. When we use the terms “we,” “us,” “our” or similar words in this discussion, unless the context otherwise requires, we are referring to LyondellBasell Industries N.V. and its consolidated subsidiaries.

OVERVIEW

We demonstrated the strength of our earnings performance under dynamic market conditions in 2017 with increased volumes, improved EBITDA and higher earnings relative to 2016. The complementary performance of our O&P—Americas and O&P—EAI segments combined with the relative stability of our I&D segment’s portfolio provided a resilient platform for profitability in 2017. Global operating rates remained strong in 2017 due to delays in new capacity, a volume shortfall from Hurricane Harvey and an improving market in China. Our reliable performance during the year positioned us to capture market opportunities as they arose. We also advanced our growth program by commencing construction on our new Hyperzone high-density polyethylene plant in La Porte, Texas and reaching a final investment decision for a world-scale PO/TBA plant.

Significant items that affected 2017 results include:

•	Improved Olefins and Polyolefins—Americas (“O&P—Americas”) results driven by the impact of higher olefins volumes relative to 2016 following completion of our Corpus Christi expansion in late 2016;

•	Higher Olefins and Polyolefins—Europe, Asia, International (“O&P—EAI”) segment results on higher olefins margins and increased volumes on most products, partly offset by lower polyethylene margins;

•	Higher Intermediates and Derivatives (“I&D”) segment results driven mainly by higher intermediate chemicals margins; and

•	Better crude processing rates, with a less unfavorable impact from planned and unplanned maintenance at our Houston refinery, and higher industry refining margins relative to 2016.

Other noteworthy items during 2017 include the following:

•	Non-cash benefit of $819 million recognized in the fourth quarter of 2017 related to the lower federal income tax rate resulting from the newly enacted U.S. Tax Cuts and Jobs Act;

•	Senior unsecured debt rating raised to BBB+ from BBB by Standard and Poor’s Rating Services in September 2017, matching our corporate investment-grade rating;

•

Final investment decision announced in July 2017 to build a world-scale PO/TBA plant in Texas with a capacity of 1 billion pounds of PO and 2.2 billion pounds of TBA. Construction is expected to commence in the second half of 2018;

•	Increased quarterly dividend from $0.85 to $0.90 in May 2017;

•	Issued $1,000 million of 3.5% guaranteed notes due 2027 in March 2017, used to redeem $1,000 million aggregate principal amount of our outstanding 5% senior notes due 2019; and

•	Repurchased approximately 10 million of our ordinary shares during 2017.

Results of operations for the periods discussed are presented in the table below.

	Year Ended December 31,
Millions of dollars	2017	2016	2015
Sales and other operating revenues	$34,484	$29,183	$32,735
Cost of sales	28,059	23,191	25,683
Selling, general and administrative expenses	859	833	828
Research and development expenses	106	99	102

Operating income	5,460	5,060	6,122
Interest expense	(491)	(322)	(310)
Interest income	24	17	33
Other income, net	179	111	25
Income from equity investments	321	367	339
Provision for income taxes	598	1,386	1,730

Income from continuing operations	4,895	3,847	4,479
Loss from discontinued operations, net of tax	(18)	(10)	(5)

Net income	$4,877	$3,837	$4,474

RESULTS OF OPERATIONS

Revenues—We had revenues of $34,484 million in 2017, $29,183 million in 2016 and $32,735 million in 2015.

2017 versus 2016—Revenues increased by $5,301 million, or 18%, in 2017 compared to 2016.

Average sales prices in 2017 were higher across most products as sales prices generally correlate with crude oil and natural gas prices, which on average, increased compared to the corresponding period in 2016. These higher prices led to increases in revenues of 15%. Higher sales volumes in our O&P—Americas, O&P-EAI and Refining segments, which were partly offset by lower I&D segment volumes, led to a revenue increase in 2017 of 2%. Favorable foreign exchange impacts were responsible for a 1% revenue increase in 2017.

2016 versus 2015—Revenues decreased $3,552 million, or 11%, in 2016 compared to 2015.

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

Cost of Sales—Cost of sales were $28,059 million in 2017, $23,191 million in 2016 and $25,683 million in 2015.

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

2017 versus 2016—Cost of sales increased by $4,868 million, or 21%, in 2017 compared to 2016. This increase was primarily due to higher feedstock and energy costs. Costs for crude oil, heavy liquids and natural gas liquids (“NGLs”) and other feedstocks were higher in 2017 relative to 2016.

2016 versus 2015—Cost of sales decreased by $2,492 million, or 10%, in 2016 compared to 2015.

The decrease in cost of sales in 2016 was primarily due to lower feedstock and energy costs. Raw material costs for crude oil, heavy liquids and NGLs and other feedstocks were lower in 2016 compared to 2015. The sale of our wholly owned Argentine subsidiary in 2016 also contributed approximately $230 million to the decline in 2016 cost of sales.

Cost of sales in 2016 and 2015 also included non-cash, pretax LCM inventory valuation charges totaling $29 million and $548 million, respectively. The 2016 adjustment is related to a drop in polypropylene prices in our O&P—Americas segment and the adjustments in 2015 affected all of our segments except Technology. The 2015 adjustments were driven mainly by declines in the prices for crude oil, ethylene, propylene, benzene and ETBE. During 2015, cost of sales also included $35 million of amortization expense associated with the expiration of emission allowance credits in our Refining and I&D segments.

Operating Income—Our operating income was $5,460 million, $5,060 million and $6,122 million in 2017, 2016 and 2015, respectively.

2017 versus 2016—Operating income increased by $400 million in 2017.

This improvement over 2016 was primarily due to increases of $144 million, $140 million, $77 million and $68 million in operating income for our I&D, O&P—EAI, Refining and O&P—Americas segments, respectively.

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

Interest Expense—Interest expense was $491 million in 2017, $322 million in 2016 and $310 million in 2015.

2017 versus 2016—We recognized charges totaling $113 million related to the March 2017 redemption of $1,000 million of our outstanding 5% senior notes due 2019. These charges include $65 million of prepayment premiums, $44 million for adjustments associated with fair value hedges and $4 million for the write-off of associated unamortized debt issuance costs.

Compared to 2016 and excluding the effects of fair value hedges and the charges described above, interest expense decreased $39 million in 2017 due to the redemption of our 5% senior notes due 2019 in the first quarter of 2017, and increased $35 million as a result of the related to debt issuances in March 2017 of our 3.5% guaranteed notes due 2027 and in March 2016 of our 1.875% guaranteed notes due 2022. A reduction in the amount of interest capitalized during 2017 and increased charges from our fair value hedges resulted in incremental increases in interest expense of $13 million and $45 million respectively, relative to 2016.

2016 versus 2015—Debt issuances of our 1.875% guaranteed notes due 2022 in March 2016 and our 4.625% senior notes due 2055 in March 2015 and reduced benefits from our fixed-for-floating interest rate swaps resulted in $42 million of higher interest expense in 2016. This increase was partially offset by a $22 million increase in capitalized interest and $7 million of lower bank and other fees.

For additional information related to our fair value hedges and fixed-for-floating interest rate swaps, see Notes 12 and 14.

Other Income, Net—Other income, net, was $179 million in 2017, $111 million in 2016 and $25 million in 2015.

2017 versus 2016—The $68 million increase in Other income, net, is primarily due to gains recognized on the 2017 sales of a joint venture interest and other assets, and the elimination of a non-cash obligation in 2017, as compared to the gain on the 2016 sale of our wholly owned subsidiary in Argentina.

In 2017, we recognized gains of $108 million on the sale of our O&P—EAI segment’s 27% interest in its Geosel joint venture and $31 million on the sale of our O&P—Americas segment’s Lake Charles, Louisiana site. We also recognized a $21 million non-cash gain in our O&P—EAI segment related to the elimination of an obligation associated with a lease.

In 2016, we recognized a $78 million gain related to the sale of our wholly owned Argentine subsidiary. We allocated $57 million and $21 million of this gain to our O&P—Americas and O&P—EAI segments, respectively.

2016 versus 2015—The $86 million increase in Other income, net, is largely due to the $78 million gain on the sale of our wholly owned subsidiary mentioned above.

Income from Equity Investments—Our income from equity investments was $321 million in 2017, $367 million in 2016 and $339 million in 2015.

2017 versus 2016—Income from our equity investments decreased in 2017 mainly due to lower results for our joint ventures in Poland, Asia and Mexico.

2016 versus 2015—The $28 million increase in Income from equity investments in 2016 is largely due to improved results for our joint ventures in Mexico, Saudi Arabia, Poland and Thailand.

Income Taxes—Our effective income tax rates of 10.9% in 2017, 26.5% in 2016 and 27.9% in 2015 resulted in tax provisions of $598 million, $1,386 million and $1,730 million, respectively.

On December 22, 2017, the U.S. enacted “H.R.1,” also known as the “Tax Cuts and Jobs Act” (the “Tax Act”), materially impacting our 2017 Consolidated Financial Statements. This change in U.S. tax law included a reduction in the federal corporate tax rate from 35% to 21% for years beginning after 2017, which resulted in the remeasurement of our U.S. net deferred income tax liabilities. Based upon a preliminary assessment of the expected impact of the Tax Act, we recorded a provisional tax benefit of $819 million as a result of the remeasurement of our deferred tax liabilities. In addition, excluding the impact of any discrete items, we expect our effective income tax rate for 2018 to be approximately 21%, which includes an estimated (-5.5%) benefit because of the Tax Act’s enactment. Some components of the Tax Act’s impact on 2018 were taken into consideration provisionally based upon reasonable estimates of future tax positions. We will continue to analyze the Tax Act to determine the full effects of the new law, including any further Treasury regulations as they are issued, but we believe the future impact on the effective income tax rate will be positive. The ultimate impact of the Tax Act on our effective tax rate will largely depend on the percentage of pretax income generated in the U.S. as compared to the rest of the world.

In September 2016, the United Kingdom enacted provisions (the so called “anti-hybrid provisions”), effective for years beginning January 1, 2017, that resulted in changes to our internal financing structure which did not materially impact our consolidated financial statements. In addition, in October 2016 the U.S. Treasury issued final Section 385 debt-equity regulations that may impact our internal financings in future years. Pursuant to a recent Executive Order, the Treasury Department reviewed these regulations and determined to delay but retain these regulations, subject to further review after enactment of U.S tax reform.

Our effective income tax rate fluctuates based on, among other factors, changes in pretax income in countries with varying statutory tax rates, the U.S. domestic production activity deduction, changes in valuation allowances, changes in foreign exchange gains/losses, the amount of exempt income, and changes in unrecognized tax benefits associated with uncertain tax positions. Our exempt income primarily includes interest income, export incentives, and equity earnings of joint ventures. The interest income is earned by certain of our European subsidiaries through intercompany financings and is either untaxed or taxed at rates substantially lower than the U.S. statutory rate. The export incentives relate to tax benefits derived from elections and structures available for U.S. exports. The equity earnings are attributable to our joint ventures and these earnings when paid through dividends to certain European subsidiaries are eligible for participation exemptions, which exempt the dividend payments from all or portions of normal statutory income tax rates. We currently anticipate the favorable treatment for the interest income and dividends to continue in the near term; however, this treatment is based on current law and tax rulings, which could change. The foreign exchange gains/losses have a permanent impact on our effective income tax rate that can cause unpredictable movement in our effective income tax rate. We continue to maintain valuation allowances in various jurisdictions totaling $96 million, which could impact our effective income tax rate in the future.

2017—The 2017 effective income tax rate, which was lower than the U.S. statutory tax rate of 35%, was favorably impacted by the remeasurement of U.S. net deferred tax liabilities due to the enactment of the Tax Act (-14.9%), exempt income (-7.0%), earnings in various countries (notably in Europe) with lower statutory tax rates (-3.0%), and the U.S. domestic production activity deduction (-1.0%). These favorable items were partially offset by the effects of U.S. state and local income taxes (0.7%) and changes in uncertain tax positions (0.5%). Although the Tax Act lowered the U.S. statutory federal income tax rate to 21% for tax years beginning after 2017, the reconciliation uses the 35% rate in effect for the year ended December 31, 2017.

2016—The 2016 effective income tax rate, which was lower than the U.S. statutory tax rate of 35%, was favorably impacted by exempt income (-6.7%), earnings in various countries (notably in Europe) with lower statutory tax rates (-3.0%), the impact of a change in non-U.S. tax law on our deferred tax liabilities (-1.0%) and the U.S. domestic production activity deduction (-0.8%). These favorable items were partially offset by the effects of non-cash out-of-period adjustments (2.5%) and U.S. state and local income taxes (0.5%).

Our 2016 income tax provision includes $135 million of non-cash out of period adjustments from prior years. For further information on these adjustments, please see Note 17.

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

Comprehensive Income—We had comprehensive income of $5,105 million in 2017, $3,763 million in 2016 and $4,064 million in 2015.

2017 versus 2016—The $1,342 million increase in Comprehensive income in 2017 relative to 2016 reflects higher net income, the net favorable impacts of unrealized net changes in foreign currency translation adjustments and actuarial losses related to our defined benefit pension and other postretirement benefit plans. These increases were offset by an unfavorable impact of financial derivative instruments recognized in 2017.

The predominant functional currency for our operations outside of the U.S. is the euro. Relative to the U.S. dollar, the value of the euro increased during 2017 resulting in net gains as reflected in the Consolidated Statements of Comprehensive Income. These net gains in 2017 include pretax losses of $288 million, which represent the effective portion of our net investment hedges.

We recognized net actuarial gains of $74 million in 2017 and net actuarial losses of $188 million in 2016. The $74 million net gain in 2017 reflects $74 million of gains due to changes in pension and other postretirement benefit discount rate assumptions and $6 million of gains due to favorable postretirement liability experience and other immaterial items. These gains were partly offset by $7 million of losses due to pension asset experience (actual asset return compared to expected return). In 2016, the $188 million net loss was primarily attributable to $279 million of losses due to pension and other postretirement benefit discount rate decreases, which was offset by $79 million of gains related to pension asset experience and $10 million due to favorable postretirement liability experience and other immaterial items. In 2016, we also recognized a $61 million reclassification adjustment related primarily to a voluntary lump sum program offered to certain former employees in select U.S. pension plans. Total lump sum payments from these plans exceeded annual service and interest cost in 2016 resulting in this loss.

The cumulative effects of our derivatives designated as cash flow hedges were losses of $323 million. The euro strengthened against the U.S. dollar in 2017 resulting in pretax losses of $287 million in 2017 related to our cross-currency swaps. Pretax gains of $264 million related to our cross-currency swaps were reclassification adjustments included in 2017 net income. Unrealized pretax losses of $25 million in 2017 related to forward-starting interest rate swaps were driven by increases in benchmark interest rates during those periods.

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

In 2016, we had a pretax gain of $43 million related to the effective portion of the unrealized gains of our financial instruments designated as net investment hedges. The cumulative effect of our derivatives designated as cash flow hedges in 2016 was a loss of $29 million. In 2016, cumulative losses associated with the strengthening of the euro versus the U.S. dollar in the first half of the year resulted in a pretax loss of $15 million related to our cross-currency swaps. An unrealized loss of $17 million in 2016 related to forward-starting interest rate swaps was driven by decreases in benchmark interest rates during that period.

A pretax loss of $63 million related to our cross-currency swaps was a reclassification adjustment included in net income in 2016.

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

See “Critical Accounting Policies” below and Note 15 to the Consolidated Financial Statements for additional information on the key assumptions included in calculating the discount rate and expected return on plan assets.

Segment Analysis

We use earnings before interest, income taxes, and depreciation and amortization (“EBITDA”) as our measure of profitability for segment reporting purposes. This measure of segment operating results is used by our chief operating decision maker to assess the performance of and allocate resources to our operating segments. Intersegment eliminations and items that are not directly related or allocated to business operations are included in “Other.” For additional information related to our operating segments, as well as a reconciliation of EBITDA to its nearest generally accepted accounting principles (“GAAP”) measure, Income from continuing operations before income taxes, see Note 21, Segment and Related Information, to our Consolidated Financial Statements.

Our continuing operations are divided into five reportable segments: O&P—Americas, O&P—EAI, I&D, Refining and Technology. The following tables reflect selected financial information for our reportable segments.

	Year Ended December 31,
Millions of dollars	2017	2016	2015
Sales and other operating revenues:
O&P—Americas segment	$10,400	$9,077	$9,964
O&P—EAI segment	12,263	10,579	11,576
I&D segment	8,472	7,226	7,772
Refining segment	6,848	5,135	6,557
Technology segment	450	479	465
Other, including intersegment eliminations	(3,949)	(3,313)	(3,599)

Total	$34,484	$29,183	$32,735

Operating income:
O&P—Americas segment	$2,461	$2,393	$3,256
O&P—EAI segment	1,634	1,494	1,309
I&D segment	1,202	1,058	1,224
Refining segment	(22)	(99)	144
Technology segment	183	221	197
Other, including intersegment eliminations	2	(7)	(8)

Total	$5,460	$5,060	$6,122

Depreciation and amortization:
O&P—Americas segment	$439	$362	$353
O&P—EAI segment	239	229	219
I&D segment	279	269	233
Refining segment	177	163	196
Technology segment	40	41	46

Total	$1,174	$1,064	$1,047

Income from equity investments:
O&P—Americas segment	$42	$59	$42
O&P—EAI segment	271	302	283
I&D segment	8	6	14

Total	$321	$367	$339

Other income (expense), net
O&P—Americas segment	$40	$63	$10
O&P—EAI segment	138	42	14
I&D segment	1	—	4
Refining segment	2	8	2
Other, including intersegment eliminations	(2)	(2)	(5)

Total	$179	$111	$25

EBITDA:
O&P—Americas segment	$2,982	$2,877	$3,661
O&P—EAI segment	2,282	2,067	1,825
I&D segment	1,490	1,333	1,475
Refining segment	157	72	342
Technology segment	223	262	243
Other, including intersegment eliminations	—	(9)	(13)

Total	$7,134	$6,602	$7,533

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

2017 versus 2016—EBITDA improved in 2017 due to higher olefins volumes stemming from the expansion of our Corpus Christi, Texas olefins facility in late 2016. Higher olefins and polyethylene margins in 2017 were offset by lower polypropylene margins. EBITDA for 2017 also included a $31 million gain on the sale of our Lake Charles, Louisiana, site. EBITDA for 2016 included a $57 million gain on the first quarter sale of our wholly owned Argentine subsidiary and a $29 million non-cash LCM inventory valuation charge recognized in the fourth quarter due primarily to a reduction in polypropylene prices.

2016 versus 2015—EBITDA in 2016 reflects lower olefins and polyethylene results, partially offset by improved polypropylene results.

EBITDA in 2016 also reflects the net benefit arising from the gain on sale of our Argentine subsidiary and the non-cash LCM inventory valuation charge discussed above. In 2015, volatility in the benchmark prices for heavy liquids and natural gas and certain correlated products, particularly ethylene and propylene, which continued during most of the year, led to net non-cash LCM inventory valuation adjustments totaling $160 million.

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

Although prices of these raw materials are generally related to crude oil and natural gas prices, during specific periods the relationships among these materials and benchmarks may vary significantly. We have significant flexibility to vary the raw material mix and process conditions in our U.S. olefins plants in order to maximize profitability as market prices for both feedstocks and products change.

As in recent years, strong supplies from the U.S. shale gas/oil boom resulted in ethane being a preferred feedstock in our U.S. plants in 2017. We produced 75% of our ethylene from ethane. Despite generally higher liquid feedstock prices, strong propylene and butadiene coproduct prices at various points in the year also brought liquids into our feedslate.

The following table sets forth selected financial information for the O&P—Americas segment including Income from equity investments, which is a component of EBITDA.

	Year Ended December 31,
Millions of dollars	2017	2016	2015
Sales and other operating revenues	$10,400	$9,077	$9,964
Income from equity investments	42	59	42
EBITDA	2,982	2,877	3,661

Revenues—Revenues increased by $1,323 million, or 15%, in 2017 compared to 2016 and decreased by $887 million, or 9%, in 2016 compared to 2015.

2017 versus 2016—Average sales prices for most products increased in 2017, consistent with feedstock prices that are correlated with crude oil and natural gas prices, which on average increased relative to 2016. These higher sales prices were responsible for a 14% increase in 2017 revenues.

Operating rates and product volumes improved in 2017 due to turnaround activities and the expansion at our Corpus Christi, Texas facility during 2016. These increased volumes were responsible for a revenue increase of 1% in 2017.

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

EBITDA—EBITDA increased by $105 million, or 4%, in 2017 compared to 2016 and decreased by $784 million, or 21%, in 2016 compared to 2015.

2017 versus 2016—Increased volumes in 2017 due largely to the expansion of our Corpus Christi, Texas olefins facility was responsible for a 5% improvement in EBITDA. Margins were relatively unchanged in 2017 compared to 2016 due to an approximate 5 cents per pound decrease in polypropylene spreads that offset per pound increases in olefins and polyethylene spreads of a half cent and 2 cents, respectively. Polypropylene margins declined from the high levels in 2016 on the higher cost of propylene feedstocks, while the increase in olefins and polyethylene margins was attributable to higher average sales prices that more than offset the increased cost of ethylene. Lower income from our joint venture relative to the prior year led to a 1% decline in EBITDA. The net impact to EBITDA of the gain on sale of our wholly owned Argentine subsidiary in the first quarter of 2016 and the fourth quarter LCM inventory valuation adjustment mentioned above was offset by the first quarter 2017 gain on sale of our Lake Charles, Louisiana site.

2016 versus 2015—Lower olefin and polyethylene margins in 2016 were partially offset by higher polypropylene margins. The decline in olefins margins reflected a 2 cents per pound decrease in average ethylene sales prices and an approximate 4 cents per pound increase in the cost of ethylene production driven by lower co-product prices and an increase in the cost of NGL feedstocks. Polyethylene margins declined 4 cents per pound from very high levels in 2015 as average polyethylene sales prices caught up with the overall decline in the cost of ethylene feedstock, after lagging feedstock cost declines in 2015. A 4 cents per pound improvement in 2016 polypropylene margins reflects the benefits of lower propylene feedstock costs and tight market conditions. These olefin and polyethylene margin impacts led to a 17% decrease in EBITDA during 2016. An additional 10% decline in 2016 EBITDA is attributed to the impact of lower volumes related to lower ethylene production during the turnaround and expansion-related activities at our Corpus Christi, Texas ethylene facility and a site-wide outage related to turnaround activities at our Morris, Illinois site.

These negative impacts were partially offset by a 6% increase in 2016 EBITDA primarily due to a $131 million reduction in the unfavorable LCM inventory valuation adjustment recognized in 2016 versus 2015 and to the $57 million gain on the 2016 sale of our Argentine subsidiary.

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

2017 versus 2016—EBITDA increased in 2017 compared to 2016. This improvement was driven by higher olefins margins and the impact of higher volumes across most products, partly offset by lower polyethylene margins and lower income from our equity investments.

EBITDA for 2017 also includes a $108 million gain on the third quarter sale of our 27% interest in Geosel and a $21 million beneficial impact related to the elimination of an obligation associated with a lease. In 2016, EBITDA reflected gains totaling $11 million from the sales of our joint venture in Japan and idled assets in Australia and a $21 million gain from the sale of our wholly owned Argentine subsidiary.

2016 versus 2015—Higher EBITDA in 2016 was largely the result of higher polyolefin margins, offset in part by lower olefins results and reductions in polyolefins volumes due to turnaround activity and unplanned downtime.

EBITDA in 2016 reflects the benefit of a $21 million gain from the sale of our wholly owned Argentine subsidiary and $11 million of gains from the sales of our joint venture in Japan and idled assets in Australia. EBITDA in 2015 included a $30 million non-cash LCM inventory valuation adjustment driven by a decline in the prices of naphtha and polyolefins.

Ethylene Raw Materials—In Europe, heavy liquids are the primary raw materials for our ethylene production. In recent years, we have sourced advantaged NGLs when the opportunity has arisen. In 2017, we benefited less from advantaged feedstocks than in recent years as prices for NGLs increased relative to oil-based naphtha feedstock prices.

The following table sets forth selected financial information for the O&P—EAI segment including Income from equity investments, which is a component of EBITDA.

	Year Ended December 31,
Millions of dollars	2017	2016	2015
Sales and other operating revenues	$12,263	$10,579	$11,576
Income from equity investments	271	302	283
EBITDA	2,282	2,067	1,825

Revenues—Revenues in 2017 increased by $1,684 million, or 16%, compared to 2016 and decreased by $997 million, or 9%, in 2016 compared to 2015.

2017 versus 2016—Average sales prices in 2017 were higher across most products as sales prices generally correlate with crude oil prices, which on average, increased compared to 2016. These higher average sales prices were responsible for a revenue increase of 11% in 2017. Better product availability compared to 2016, which was affected by turnaround activity and inventory requirements, led to higher sales volumes across most products. These increased volumes resulted in a revenue increase of 3% in 2017.

Foreign exchange impacts that, on average, were favorable for 2017 resulted in a revenue increase of 2% compared to the prior year.

2016 versus 2015—The decline in 2016 revenues comprises a 7% decrease related to lower average sales prices, and a 2% reduction of sales volumes stemming from turnaround activities and unplanned outages.

In 2016, average sales prices for olefins and polyolefins fell following feedstock prices that declined in conjunction with the price of crude oil.

EBITDA—EBITDA increased by $215 million, or 10%, in 2017 compared to 2016 and by $242 million, or 13%, in 2016 compared to 2015.

2017 versus 2016—An increase in olefin margins driven largely by a 6 cents per pound increase in ethylene sales prices was partly offset in 2017 by a 3 cents per pound decrease in European polyethylene spreads due to a more balanced European market compared to the prior year. This net increase resulted in a 1% improvement in 2017 EBITDA compared to 2016. The higher 2017 volumes discussed above added another 5% to EBITDA. Favorable foreign exchange impacts in 2017 also contributed an additional 1% to EBITDA. The net beneficial impact of the transactions in 2016 and 2017 discussed above related to the sales of our wholly owned subsidiary, joint venture interests and idled assets, and the elimination of a lease-related obligation, resulted in an additional 5% increase in EBITDA. These increases were partially offset by a 2% decrease in EBITDA driven by a reduction in income from equity investments in Poland and Asia in 2017 relative to very strong 2016 results.

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

Intermediates and Derivatives Segment

Overview—Improvements in 2017 EBITDA for intermediate chemicals and PO & derivatives were partly offset by lower results for oxyfuels and related products. EBITDA in 2017 also reflected an approximate $50 million unfavorable impact of charges related to precious metals catalyst financings relative to 2016.

2017 versus 2016—EBITDA was higher for our I&D segment in 2017 relative to 2016 due to stronger margins for intermediate chemicals products supported by reduced market supply stemming from industry outages and increased demand in Asia.

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

	Year Ended December 31,
Millions of dollars	2017	2016	2015
Sales and other operating revenues	$8,472	$7,226	$7,772
Income from equity investments	8	6	14
EBITDA	1,490	1,333	1,475

Revenues—Revenues for 2017 increased by $1,246 million, or 17%, compared to 2016 and decreased by $546 million, or 7%, in 2016 compared to 2015.

2017 versus 2016—Higher average sales prices in 2017 for most products, which reflect the impacts of higher feedstock and energy costs and industry supply constraints, were responsible for revenue increases of 17%. Favorable foreign exchange impacts also led to a 1% revenue increase in 2017. These increases were partially offset by a revenue decrease of 1% in 2017, primarily due to lower sales volumes for intermediate chemicals and oxyfuels and related products. This volume-driven decline was largely due to reduced production associated with two major turnarounds at our Botlek, Netherlands, and Channelview, Texas, facilities.

2016 versus 2015—Lower average sales prices in 2016 reflected the impacts of lower crude oil, lower gasoline prices and the decline in various feedstock prices. Additional industry supply also negatively impacted the average sales prices for certain products during 2016. These lower sales prices in 2016 were responsible for an 11% revenue decrease.

This price driven decrease was offset in part by a 4% volume-related revenue increase in 2016 resulting from fewer planned and unplanned production outages relative to 2015.

EBITDA—EBITDA increased by $157 million, or 12%, in 2017 compared to 2016 and decreased by $142 million, or 10%, in 2016 compared to 2015.

2017 versus 2016—Higher intermediate chemicals and PO and derivative product margins driven by higher average sales prices resulted in a 19% increase in EBITDA. This increase was offset in part by a 2% decline in margins for oxyfuels and related products primarily due to higher butane pricing. This margin improvement was partly offset by decreases in EBITDA of 4% and 1%, respectively, stemming from the unfavorable impacts associated with charges related to precious metals catalyst financings and the lower volumes discussed above.

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

Refining Segment

Overview

2017 versus 2016—EBITDA for our Refining segment benefited from higher crude processing rates in 2017 as the impacts of planned and unplanned maintenance outages were less than in 2016. Higher industry margins were offset by higher maintenance-related fixed costs in 2017.

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

	Year Ended December 31,
Millions of dollars	2017	2016	2015
Sales and other operating revenues	$6,848	$5,135	$6,557
EBITDA	157	72	342

Heavy crude oil processing rates, thousands of barrels per day	236	201	238

Market margins, dollars per barrel
Light crude oil—2-1-1	$13.54	$10.73	$14.04
Light crude oil—Maya differential	7.02	8.51	8.26

Total Maya 2-1-1	$20.56	$19.24	$22.30

Revenues—Revenues increased by $1,713 million, or 33% in 2017 compared to 2016 and decreased by $1,422 million, or 22%, in 2016 compared to 2015.

2017 versus 2016—Higher product prices in 2017 largely driven by an increase in average crude oil prices of approximately $10 per barrel led to a revenue increase of 26% relative to 2016. Heavy crude oil processing rates increased by 17% in 2017, leading to a volume driven revenue increase of 7%, as the impacts of planned and unplanned outages and the effects of Hurricane Harvey in 2017 had less of an impact on processing rates than the unplanned outages in 2016 referenced below. In 2017, we completed planned turnarounds on one of our crude units and our fluid catalytic converter.

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

EBITDA—EBITDA increased by $85 million, or 118%, in 2017 compared to 2016 and decreased by $270 million, or 79%, in 2016 compared to 2015.

2017 versus 2016—Increased production accounted for approximately 90% of the improvement in 2017 EBITDA. Crude oil processing rates in 2017 were higher than 2016 as discussed above. Higher refining margins, which were partly offset by higher maintenance-related fixed costs, accounted for the remaining 10% improvement in 2017 EBITDA.

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

Technology Segment

Overview—The Technology segment recognizes revenues related to the sale of polyolefin catalysts and the licensing of chemical and polyolefin process technologies. These revenues are offset in part by the costs incurred in the production of catalysts, licensing and services activities and research and development (“R&D”) activities. In 2017, 2016 and 2015, our Technology segment incurred approximately 55% of all R&D costs.

2017 versus 2016—A decline in 2017 EBITDA reflects lower licensing revenues, partially offset by higher catalyst sales volumes, compared to 2016.

2016 versus 2015—EBITDA in 2016 improved with higher catalyst margins. A small increase in licensing and services revenue was mostly offset by slightly lower catalyst sales volumes.

The following table sets forth selected financial information for the Technology segment.

	Year Ended December 31,
Millions of dollars	2017	2016	2015
Sales and other operating revenues	$450	$479	$465
EBITDA	223	262	243

Revenues—Revenues decreased by $29 million, or 6%, in 2017 compared to 2016 and increased by $14 million, or 3%, in 2016 compared to 2015.

2017 versus 2016—Lower licensing revenues were responsible for a revenue decrease of 12% in 2017 relative to 2016. This decrease was partially offset by revenue increases of 3% and 1%, respectively, related to increased catalyst sales volumes and higher average sales prices. Favorable foreign exchange impacts were responsible for an additional 2% increase in EBITDA.

2016 versus 2015—Higher average catalyst sales prices and higher revenues recognized on process licenses each led to a 2% increase in 2016 revenues. These increases were partly offset by a 1% revenue decrease resulting from lower catalyst sales volumes.

EBITDA—EBITDA in 2017 decreased by $39 million, or 15%, compared to 2016 and increased by $19 million, or 8%, in 2016 compared to 2015.

2017 versus 2016—Lower licensing and services revenues in 2017 were largely responsible for a 20% decrease in 2017 EBITDA. This decline was partly offset by a 5% improvement in EBITDA resulting from an increase in catalyst volumes during 2017.

2016 versus 2015—A 10% improvement in EBITDA during 2016 due to higher catalyst margins and an increase in licensing and services revenue was partly offset by a 2% decrease in EBITDA resulting from lower catalyst volumes.

FINANCIAL CONDITION

Operating, investing and financing activities of continuing operations, which are discussed below, are presented in the following table:

	Year Ended December 31,
Millions of dollars	2017	2016	2015
Source (use) of cash:
Operating activities	$5,206	$5,606	$5,842
Investing activities	(1,756)	(2,301)	(1,046)
Financing activities	(2,859)	(3,349)	(4,850)

Operating Activities—Cash of $5,206 million generated in 2017 primarily reflected earnings adjusted for non-cash items partly offset by $593 million of cash used by the main components of working capital—accounts receivable, inventories and accounts payable. Higher sales prices across all of our segments in the fourth quarter of 2017 and brief delays in the receipt of payments for products in our Refining and I&D segments led to the increase in accounts receivable. Inventories increased for most products in our O&P—EAI and O&P—Americas segments and included an inventory build in our O&P–Americas segment in anticipation of first quarter 2018 turnaround activities These increases were partly offset by an increase in feedstock pricing in the fourth quarter of 2017 in our O&P—Americas, O&P—EAI and Refining segments which led to an increase in accounts payable.

Cash of $5,606 million generated in 2016 primarily reflected earnings adjusted for non-cash items and cash generated by the main components of working capital. The non-cash items in 2016 included a $78 million gain related to the sale of our wholly owned Argentine subsidiary with adjustments for related working capital and gains totaling $11 million related to sales of our joint venture in Japan and idled assets in Australia.

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

Investing Activities—We invested cash of $1,756 million, $2,301 million and $1,046 million in 2017, 2016 and 2015, respectively.

We invest in investment-grade and other high-quality instruments that provide adequate flexibility to redeploy funds as needed to meet our cash flow requirements while maximizing yield. In 2017, 2016 and 2015, we invested $653 million, $764 million and $2,073 million, respectively, in securities that are classified as Short-term investments. We also invested $512 million, $674 million and $397 million in tri-party repurchase agreements in 2017, 2016 and 2015, respectively. We received proceeds upon the sale and maturity of certain of our Short-term investments and tri-party purchase agreements of $574 million and $381 million, respectively, in 2017; $674 million and $685 million, respectively, in 2016; and $2,489 million and $350 million, respectively, in 2015. See Note 14 to the Consolidated Financial Statements for additional information regarding these investments.

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

Financial Instruments Activity—Upon expiration in 2017 and 2016, we settled foreign currency contracts with a notional value of €550 million and €1,200 million, respectively, which were designated as net investment hedges of our investments in foreign subsidiaries. Payments to and proceeds from our counterparties resulted in a net cash outflows of $49 million and $61 million during 2017 and 2016, respectively. See Note 14 to the Consolidated Financial Statements for additional information regarding these foreign currency contracts.

Sale of Wholly Owned Subsidiary—In February 2016, we received net cash proceeds of $137 million for the sale of our wholly owned Argentine subsidiary.

The following table summarizes our capital expenditures for continuing operations for the periods from 2015 through 2017:

	Year Ended December 31,
Millions of dollars	2017	2016	2015
Capital expenditures by segment:
O&P—Americas	$753	$1,376	$668
O&P—EAI	206	261	186
I&D	332	333	441
Refining	213	224	108
Technology	32	36	24
Other	11	13	13

Consolidated capital expenditures of continuing operations	$1,547	$2,243	$1,440

In 2018, we expect to spend approximately $2.4 billion, which includes contributions to our PO joint ventures. The higher level of expected capital expenditures in 2018 versus 2017 is largely driven by construction related to our new Hyperzone polyethylene plant at our La Porte, Texas facility and construction related to our new PO/TBA plant in Texas.

In 2017 and 2016, capital expenditures included construction related to our new Hyperzone polyethylene plant, construction related to our new PO/TBA, debottlenecks of certain assets to enhance production, turnaround activities at several sites as well as other plant improvement projects. The lower level of capital expenditures in 2017 versus 2016 for our O&P—Americas segment is largely due to the completion of the 800 million pound ethylene expansion at our Corpus Christi, Texas facility in the fourth quarter of 2016.

Financing Activities—Financing activities used cash of $2,859 million, $3,349 million and $4,850 million in 2017, 2016 and 2015, respectively.

We made payments totaling $866 million, $2,938 million and $4,656 million in 2017, 2016 and 2015, respectively, to acquire a portion of our outstanding ordinary shares. We also made dividend payments totaling $1,415 million, $1,395 million and $1,410 million to our shareholders in 2017, 2016 and 2015, respectively. For additional information related to these share repurchases and dividend payments, see Note 19 to the Consolidated Financial Statements.

Through the issuance and repurchase of commercial paper instruments under our commercial paper program, we made net repayments of $493 million in 2017 and received net proceeds of $177 million and $61 million in 2016 and 2015, respectively.

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

Additional information related to our commercial paper program and the issuance and repayment of debt can be found in the Liquidity and Capital Resources section below and in Note 12 to the Consolidated Financial Statements.

Liquidity and Capital Resources—As of December 31, 2017, we had $2,830 million of unrestricted cash and cash equivalents and marketable securities classified as Short-term investments. We also held $570 million of tri-party repurchase agreements classified as Prepaid expenses and other current assets at December 31, 2017. For additional information related to our purchases of marketable securities, which currently include time deposits, certificates of deposit, commercial paper, bonds and limited partnership investments, and our investments in tri-party repurchase agreements, see “Investing Activities” above and Note 14 to the Consolidated Financial Statements.

At December 31, 2017, we held $557 million of cash in jurisdictions outside the U.S., principally in the United Kingdom. There are currently no material legal or economic restrictions that would impede our transfers of cash.

We also had total unused availability under our credit facilities of $3,400 million at December 31, 2017, which included the following:

•

$2,500 million under our $2,500 million revolving credit facility, which backs our $2,500 million commercial paper program. Availability under this facility is net of outstanding borrowings, outstanding letters of credit provided under the facility and notes issued under our commercial paper program. A small portion of our availability under this facility is impacted by changes in the euro/U.S. dollar exchange rate. At December 31, 2017, we had no outstanding commercial paper, no outstanding letters of credit and no outstanding borrowings under the facility; and

•

$900 million under our $900 million U.S. accounts receivable securitization facility. Availability under this facility is subject to a borrowing base of eligible receivables, which is reduced by outstanding borrowings and letters of credit, if any. This facility had no outstanding borrowings or letters of credit at December 31, 2017.

We have $413 million of outstanding letters of credit, bank guarantees, and surety bonds issued under uncommitted credit facilities at December 31, 2017. At December 31, 2017, we had total debt, including current maturities, of $8,619 million.

In accordance with our current interest rate risk management strategy and subject to management’s evaluation of market conditions and the availability of favorable interest rates among other factors, we may from time to time enter into interest rate swap agreements to economically convert a portion of our fixed rate debt to variable rate debt or convert a portion of variable rate debt to fixed rate debt. For information related to our Senior Notes and Guaranteed Notes and credit facilities, including terms of redemption, see Note 12 to the Consolidated Financial Statements.

In May 2017, our shareholders approved a proposal to authorize us to repurchase up to an additional 10%, or approximately 40 million, of our shares outstanding through November 2018 (“May 2017 Share Repurchase Program”). As a result, the authorization of the remaining unpurchased shares under the share repurchase program approved by our shareholders in May 2016 (“May 2016 Share Repurchase Program”) was suspended. Our share repurchase program does not have a stated dollar amount, and purchases may be made through open market purchases, private market transactions or other structured transactions. Repurchased shares could be retired or used for general corporate purposes, including for various employee benefit and compensation plans. In 2017, we have purchased approximately 10 million shares under these programs for approximately $845 million. As of February 20, 2018, we had approximately 34 million shares remaining under the current authorization. The timing and amount of additional shares repurchased will be determined by our Management Board based on its evaluation of market conditions and other factors. For additional information related to our share repurchase programs, see Note 19 to the Consolidated Financial Statements.

We may repay or redeem our debt, including purchases of our outstanding bonds in the open market, using cash and cash equivalents, cash from our short-term investments and tri-party repurchase agreements, cash from operating activities, proceeds from the issuance of debt, proceeds from asset divestitures or a combination thereof. In connection with any repayment or redemption of our debt, we may incur cash and non-cash charges, which could be material in the period in which they are incurred.

In July 2017, we announced our final investment decision to build a world-scale PO/TBA plant in Texas with a capacity of 1 billion pounds of PO and 2.2 billion pounds of TBA. The project is estimated to cost approximately $2.4 billion, with construction estimated to commence in the second half of 2018. We anticipate the project to be completed in the middle of 2021.

We plan to fund our ongoing working capital, capital expenditures, debt service and other funding requirements with cash from operations, which could be affected by general economic, financial, competitive, legislative, regulatory, business and other factors, many of which are beyond our control. Cash and cash equivalents, cash from our short-term investments and tri-party repurchase agreements, cash from operating activities, proceeds from the issuance of debt, or a combination thereof, may be used to fund the purchase of shares under our share repurchase program.

We intend to continue to declare and pay quarterly dividends, with the goal of increasing the dividend over time, after giving consideration to our cash balances and expected results from operations.

As discussed in Note 23 of the Notes to the Consolidated Financial Statements, subsequent to our 2017 fiscal year end we entered into a definitive agreement to acquire A. Schulman. We plan to use cash-on-hand to fund the acquisition.

We believe that our current liquidity availability and cash from operating activities provide us with sufficient financial resources to meet our anticipated capital requirements and obligations as they come due.

Contractual and Other Obligations—The following table summarizes, as of December 31, 2017, our minimum payments for long-term debt, including current maturities, short-term debt, and contractual and other obligations for the next five years and thereafter:

	Total	Payments Due By Period
Millions of dollars		2018	2019	2020	2021	2022	Thereafter
Total debt	$8,788	$70	$1,005	$5	$1,004	$903	$5,801
Interest on total debt	5,566	408	383	358	358	298	3,761
Advances from customers	105	61	15	6	3	3	17
Other	2,157	1,227	491	35	34	15	355
Deferred income taxes	1,655	296	105	104	91	107	952
Other obligations:
Purchase obligations:
Take-or-pay contracts	16,958	2,846	2,898	2,981	2,994	2,718	2,521
Other contracts	9,803	4,561	2,026	1,047	618	293	1,258
Operating leases	1,445	311	232	194	165	26	517

Total	$46,477	$9,780	$7,155	$4,730	$5,267	$4,363	$15,182

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

Pension and other Postretirement Benefits—We maintain several defined benefit pension plans, as described in Note 15 to the Consolidated Financial Statements. Many of our U.S. and non-U.S. plans are subject to minimum funding requirements; however, the amounts of required future contributions for all our plans are not fixed and can vary significantly due to changes in economic assumptions, liability experience and investment return on plan assets. As a result, we have excluded pension and other postretirement benefit obligations from the Contractual and Other Obligations table above. Our annual contributions may include amounts in excess of minimum required funding levels. Contributions to our non-U.S. plans in years beyond 2018 are not expected to be materially different than the expected 2018 contributions disclosed in Note 15 to the Consolidated Financial Statements. At December 31, 2017, the projected benefit obligation for our pension plans exceeded the fair value of plan assets by $903 million. Subject to future actuarial gains and losses, as well as future asset earnings, we, together with our consolidated subsidiaries, will be required to fund the discounted obligation of $903 million in future years. We contributed $103 million, $114 million and $107 million to our pension plans in 2017, 2016 and

2015, respectively. We provide other postretirement benefits, primarily medical benefits to eligible participants, as described in Note 15 to the Consolidated Financial Statements. We pay other unfunded postretirement benefits as incurred.

Advances from Customers—We are obligated to deliver products in connection with long-term sales agreements under which advances from customers were received in prior years. These advances are treated as deferred revenue and will be amortized to earnings as product is delivered over the remaining terms of the respective contracts, which range predominantly from 1 to 15 years. The unamortized long-term portion of such advances totaled $44 million as of December 31, 2017.

Other—Other primarily consists of accruals for environmental remediation costs, obligations under deferred compensation arrangements, and anticipated asset retirement obligations. See “Critical Accounting Policies” below for a discussion of obligations for environmental remediation costs.

Deferred Income Taxes—The scheduled settlement of the deferred tax liabilities shown in the table is based on the scheduled reversal of the underlying temporary differences. Actual cash tax payments will vary depending upon future taxable income. See Note 17 to the Consolidated Financial Statements for additional information related to our deferred tax liabilities.

Purchase Obligations—We are party to various obligations to purchase products and services, principally for raw materials, utilities and industrial gases. These commitments are designed to assure sources of supply and are not expected to be in excess of normal requirements. The commitments are segregated into take-or-pay contracts and other contracts. Under the take-or-pay contracts, we are obligated to make minimum payments whether or not we take the product or service. Other contracts include contracts that specify minimum quantities; however, in the event that we do not take the contractual minimum, we are only obligated for any resulting economic loss suffered by the vendor. The payments shown for the other contracts assume that minimum quantities are purchased. For contracts with variable pricing terms, the minimum payments reflect the contract price at December 31, 2017.

Operating Leases—We lease various facilities and equipment under noncancelable lease arrangements for various periods. See Note 13 to the Consolidated Financial Statements for related lease disclosures.

CURRENT BUSINESS OUTLOOK

Over the past several months, strong global demand and delays in capacity additions across the industry have improved the outlook for 2018. We look forward to realizing the benefits of strong operating rates across our broad portfolio of assets. and continuing the improvement in the reliability and profitability of our Houston refinery.

Unusually cold weather on the U.S. Gulf Coast in the third week of January caused industry disruptions. The impact of these disruptions, which also affected our assets, is currently expected to negatively impact our EBITDA by approximately $45 million. About two thirds of this impact is expected to be borne by our O&P—Americas segment with the remaining impact negatively affecting our I&D segment. Planned maintenance scheduled for one cracker at our Channelview Texas facility is also expected to negatively impact our O&P—Americas EBITDA by approximately $50 million in each of the first and second quarters of 2018. Our I&D segment is expected to benefit from continued strength in the market for oxyfuels and related products We expect to continue the improvement in reliability and profitability of our Houston refinery in 2018.

Over the coming years, we will advance our growth by increasing the pace of organic business investments while diligently pursuing value-adding inorganic opportunities.

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

During 2015 and 2016 we incurred LCM inventory adjustments of $548 million and $29 million respectively. In 2015 the LCM adjustments were driven by declines in the prices of crude oil, ethylene, propylene, benzene and ETBE. The 2016 adjustment, which occurred in the fourth quarter was driven by a decline in the price of propylene. As a result of the impairments charges taken in 2014, 2015 and 2016 all of our inventory pools are valued at 2015 or 2016 year-end market prices prior to indexation. While prices for our products and raw materials are inherently volatile and therefore no prediction can be given with certainty, we do not believe any of our inventory is at risk for impairment at this time.

Goodwill—Goodwill of $570 million at December 31, 2017 represents the tax effect of the differences between the tax and book bases of our assets and liabilities resulting from the revaluation of those assets and liabilities to fair value in connection with the Company’s emergence from bankruptcy and adoption of fresh-start accounting. We evaluate the recoverability of the carrying value of goodwill annually or more frequently if events or changes in circumstances indicate that the carrying amount of the goodwill of a reporting unit may not be fully recoverable.

We have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Qualitative factors assessed for each of the reporting units include, but are not limited to, changes in long-term commodity prices, discount rates, competitive environments, planned capacity, cost factors such as raw material prices, and financial performance of the reporting units. If the qualitative assessment indicates that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, a quantitative test is required.

We also have the option to proceed directly to the quantitative impairment test. Under the quantitative impairment test, the fair value of each reporting unit is compared to its carrying value, including goodwill. For the quantitative impairment test, the fair value of the reporting unit is calculated using a discounted cash-flow model. Such a model inherently utilizes a significant number of estimates and assumptions, including operating margins, tax rates, discount rates, capital expenditures and working capital changes. If the carrying value of goodwill exceeds its fair value, an impairment charge equal to the excess would be recognized.

For 2017 and 2016, management performed a qualitative impairment assessment of our reporting units which indicated that the fair value of our reporting units was greater than their carrying value. Accordingly, a quantitative goodwill impairment test was not required. Accordingly, no goodwill impairment was recognized in 2017 or 2016.

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

The current benefit service costs, as well as the existing liabilities, for pensions and other postretirement benefits are measured on a discounted present value basis. The discount rate is a current rate, related to the rate at which the liabilities could be settled. Our assumed discount rate is based on yield information for high-quality corporate bonds with durations comparable to the expected cash settlement of our obligations. For the purpose of measuring the benefit obligations at December 31, 2017, we used a weighted average discount rate of 3.73% for the U.S. plans which reflects the different terms of the related benefit obligations. The weighted average discount rate used to measure obligations for non-U.S. plans at December 31, 2017 was 2.13%, reflecting market interest rates. The discount rates in effect at December 31, 2017 will be used to measure net periodic benefit cost during 2018.

The benefit obligation and the periodic cost of other postretirement medical benefits are also measured based on assumed rates of future increase in the per capita cost of covered health care benefits. As of December 31, 2017, the assumed rate of increase for our U.S. plans was 6.7%, decreasing to 4.5% in 2038 and thereafter. A one hundred basis point change in the health care cost trend rate assumption as of December 31, 2017 would have resulted in a $18 million increase or $12 million decrease in the accumulated other postretirement benefit liability, for our non-U.S. plans and would have resulted in an increase or decrease of less than $1 million for U.S. plans. Due to limits on our maximum contribution level under the medical plan, there would have been no significant effect on either our benefit liability or net periodic cost.

The net periodic cost of pension benefits included in expense also is affected by the expected long-term rate of return on plan assets assumption. Investment returns that are recognized currently in net income represent the expected long-term rate of return on plan assets applied to a market-related value of plan assets which, for us, is defined as the market value of assets. The expected rate of return on plan assets is a longer-term rate, and is expected to change less frequently than the current assumed discount rate, reflecting long-term market expectations, rather than current fluctuations in market conditions.

The weighted average expected long-term rate of return on assets in our U.S. plans of 8.00% is based on the average level of earnings that our independent pension investment advisor had advised could be expected to be earned over time and 2.15%, for our non-U.S. plan assets is based on an expectation and asset allocation that varies by region. In 2018, the average expected long-term rate of return on assets in our U.S. plans is expected to be 7.50%. The asset allocations are summarized in Note 15 to the Consolidated Financial Statements. The actual returns in 2017 were gains of 14.45% and 8.82% for our U.S. and non-U.S. plan assets, respectively.

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

The following table reflects the sensitivity of the benefit obligations and the net periodic benefit costs of our pension plans to changes in the actuarial assumptions:

	Effects on Benefit Obligations in 2017		Effects on Net Periodic Pension Costs in 2018
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Projected benefit obligations at December 31, 2017	$1,924	$1,511	$—	$—
Projected net periodic pension costs in 2018			11	54

Discount rate increases by 100 basis points	(177)	(190)	(7)	(7)
Discount rate decreases by 100 basis points	215	231	12	12

The sensitivity of our postretirement benefit plans obligations and net periodic benefit costs to changes in actuarial assumptions are reflected in the following table:

	Effects on Benefit Obligations in 2017		Effects on Net Periodic Benefit Costs in 2018
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Projected benefit obligations at December 31, 2017	$280	$62	$—	$—
Projected net periodic benefit costs in 2018			11	4

Discount rate increases by 100 basis points	(24)	—	(2)	—
Discount rate decreases by 100 basis points	29	—	(2)	—

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

Deferred tax assets and liabilities are determined based on temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. At December 31, 2017, the measurement of our deferred tax balances was materially affected by the U.S. enactment of “H.R.1,” also known as the Tax Act, as explained in Note 17 to the Consolidated Financial Statements.

We recognize future tax benefits to the extent that the realization of these benefits is more likely than not. Our current provision for income taxes is impacted by the recognition and release of valuation allowances related to net deferred assets in certain jurisdictions. Further changes to these valuation allowances may impact our future provision for income taxes, which will include no tax benefit with respect to losses incurred and no tax expense with respect to income generated in these countries until the respective valuation allowance is eliminated.

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

For further information related to our income taxes, see Note 17 to the Consolidated Financial Statements.

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

In addition, we use commodity swap and futures contracts with various terms to manage a small portion of the volatility related to raw materials and product purchases and sales. Such contracts are generally limited to durations of one year or less. Hedge accounting has been elected for some of our commodity contracts in the periods presented. Market risks created by these derivative instruments and the mark-to-market valuations of open positions are considered by management prior to execution and monitored regularly.

The estimated fair value and notional amounts of our open commodity futures contracts and swap contracts are shown in the table below:

	December 31, 2017
		Notional Amounts
Millions of dollars	Fair Value	Value	Volumes	Volume Unit	Maturity Dates
Futures and swaps not designated as hedges:
Heating oil	$(1)	$8	4	million gallons	January 2018 - February 2018
Crude oil	16	48	35	million gallons	January 2018 - March 2018
Gasoline	(15)	9	40	million gallons	January 2018 - February 2018
Naphtha	2	57	100	million kilograms	January 2018
Swaps designated as cash-flow hedges:
Ethane	(8)	102	375	million gallons	January 2018 - December 2019

	$(6)	$224

	December 31, 2016
		Notional Amounts
Millions of dollars	Fair Value	Value	Volumes	Volume Unit	Maturity Dates
Futures and swaps not designated as hedges:
Heating oil	$1	$20	12	million gallons	February 2017
Crude oil	(1)	30	23	million gallons	February 2017 - March 2017
Naptha	1	48	100	million kilograms	January 2017
Swaps designated as cash-flow hedges:
Ethane	3	58	184	million gallons	January 2017 - December 2019

	$4	$156

We use value at risk (“VAR”), stress testing and scenario analysis for risk measurement and control purposes.

VAR estimates the maximum potential loss in fair market values, given a certain move in prices over a certain period of time, using specified confidence levels.

Using sensitivity analysis and hypothetical changes in market prices ranging from 9% to 13%, which represent a three-month volatility range of the underlying products noted in the table above, the effect on our pretax income would be approximately $1 million. The quantitative information about market risk is necessarily limited because it does not take into account the effects of the underlying operating transactions.

Foreign Exchange Risk

We manufacture and market our products in many countries throughout the world and, as a result, are exposed to changes in foreign currency exchange rates.

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

We have entered into hedging arrangements designated as net investment hedges to reduce the volatility in stockholders’ equity resulting from foreign currency fluctuation associated with our net investments in foreign operations. The table below illustrates the impact on Other comprehensive loss of a 10% fluctuation in the foreign currency rate associated with each net investment hedge and the EURIBOR and LIBOR rates associated with basis swaps are shown in the table below:

December 31, 2017
Net Investment Hedges	Notional Amount	10% Variance on Foreign Currency Rate	Impact on Other Comprehensive Loss
Basis Swaps	€742 million	euro/U.S. dollar rate	$91 million
		EURIBOR and LIBOR rates	Less than $1 million
Guaranteed Euro Notes Due 2022	€750 million	euro/U.S. dollar rate	$90 million

Some of our operations enter into transactions that are not denominated in their functional currency. This results in exposure to foreign currency risk for financial instruments, including, but not limited to third party and intercompany receivables and payables and intercompany loans.

We maintain risk management control practices to monitor the foreign currency risk attributable to our inter-company and third party outstanding foreign currency balances. These practices involve the centralization of our exposure to underlying currencies that are not subject to central bank and/or country specific restrictions. By centralizing most of our foreign currency exposure into one subsidiary, we are able to take advantage of any natural offsets thereby reducing the overall impact of changes in foreign currency rates on our earnings. At December 31, 2017, a 10% fluctuation compared to the U.S. dollar in the underlying currencies that have no central bank or other currency restrictions related to non-hedged monetary net assets would have had a resulting additional impact to earnings of approximately $2 million.

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

We have entered into $2,300 million of non-cancellable cross-currency swaps, which we designated as foreign currency cash flow hedges, to reduce the variability in the functional currency equivalent cash flows of certain foreign currency denominated intercompany notes. At December 31, 2017, these foreign currency contracts have maturity dates ranging from 2021 to 2027 and their fair value was a net liability of $4 million. A 10% fluctuation compared to the U.S. dollar would have had a resulting additional impact to Other comprehensive income (loss) of approximately $265 million.

Other income, net in the Consolidated Statements of Income reflected losses of $1 million, $4 million and $7 million for 2017, 2016 and 2015, respectively, in net exchange rate gains and losses. For forward contracts, including swap transactions, that economically hedge recognized monetary assets and liabilities in foreign currencies, no hedge accounting is applied. Changes in the fair value of foreign currency forward contracts are reported in the Consolidated Statements of Income and offset the currency exchange results recognized on the assets and liabilities. At December 31, 2017, these foreign currency contracts, which will mature in January 2018, had an aggregated notional amount of $1,014 million and the fair value was a net liability of $11 million. A 10% fluctuation compared to the U.S. dollar would have had a resulting additional impact to earnings of approximately $10 million.

Interest Rate Risk

Interest rate risk management is viewed as a trade-off between cost and risk. The cost of interest is generally lower for short-term debt and higher for long-term debt, and lower for floating rate debt and higher for fixed rate debt. However, the risk associated with interest rates is inversely related to the cost, with short-term debt carrying a higher refinancing risk and floating rate debt having higher interest rate volatility. Our interest rate risk management strategy attempts to optimize this cost/risk/reward tradeoff.

We are exposed to interest rate risk with respect to our fixed and variable rate debt. Fluctuations in interest rates impact the fair value of fixed-rate debt as well as pretax earnings stemming from interest expense on variable-rate debt. To minimize earnings at risk, we target to maintain floating rate debt equal to our cash and cash equivalents, marketable securities and tri-party repurchase agreements, as those assets are invested in floating rate instruments. As part of our interest rate risk management strategy we also enter into interest rate swaps.

Pre-issuance interest rate—A pre-issuance interest rate strategy is utilized to mitigate the risk that benchmark interest rates (i.e. U.S. Treasury, mid-swaps, etc.) will increase between the time a decision has been made to issue debt and when the actual debt offering transpires. In March 2015 we entered into forward-starting interest rate swaps to mitigate the risk of adverse changes in the benchmark interest rates on the anticipated refinancing of our senior notes due 2019. These interest rate swaps will be terminated upon debt issuance. At December 31, 2017, the total notional amount of these interest rate contracts designated as cash flow hedges was $1,000 million and its fair value was a net liability of $41 million. We estimate that a 10% change in market interest rates as of December 31, 2017 would change the fair value of our forward-starting interest rate swap outstanding and would have had a resulting impact on Other comprehensive income (loss) of approximately $47 million.

Fixed-rate debt—We entered into interest rate swaps as part of our interest rate risk management strategy. At December 31, 2017, the total notional amount of interest rate swaps designated as fair value hedges, which have maturity dates ranging from 2019 to 2027, was $3,000 million and their fair value was a net liability of $1 million.

At December 31, 2017, after giving consideration to the $3,000 million of fixed-rate debt that we have effectively converted to floating through these U.S. dollar fixed-for-floating interest rate swaps, approximately 66% of our debt portfolio, on a gross basis, incurred interest at a fixed-rate and the remaining 34% of the portfolio incurred interest at a variable-rate. We estimate that a 10% change in market interest rates as of December 31, 2017 would change the fair value of our interest rate swaps outstanding and would have had a resulting impact on our pretax income of approximately $29 million.

Variable-rate debt—Our variable rate debt consists of our $2,500 million Senior Revolving Credit Facility, our $900 million U.S. Receivables Securitization Facility and our Commercial Paper Program. At December 31, 2017, there were no outstanding borrowings under our Senior Revolving Credit Facility, U.S. Receivables Securitization facility or our Commercial Paper Program. We estimate that a 10% change in interest rates would have had less than a $1 million impact on earnings based on our average variable-rate debt outstanding per year.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2017.

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Supervisory Board of Directors and Stockholders of LyondellBasell Industries N.V.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of LyondellBasell Industries N.V. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

Houston, Texas

February 22, 2018

We have served as the Company’s auditor since 2008.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
Millions of dollars, except earnings per share	2017	2016	2015
Sales and other operating revenues:
Trade	$33,705	$28,454	$31,930
Related parties	779	729	805

	34,484	29,183	32,735
Operating costs and expenses:
Cost of sales	28,059	23,191	25,683
Selling, general and administrative expenses	859	833	828
Research and development expenses	106	99	102

	29,024	24,123	26,613
Operating income	5,460	5,060	6,122
Interest expense	(491)	(322)	(310)
Interest income	24	17	33
Other income, net	179	111	25

Income from continuing operations before equity investments and income taxes	5,172	4,866	5,870
Income from equity investments	321	367	339

Income from continuing operations before income taxes	5,493	5,233	6,209
Provision for income taxes	598	1,386	1,730

Income from continuing operations	4,895	3,847	4,479
Loss from discontinued operations, net of tax	(18)	(10)	(5)

Net income	4,877	3,837	4,474
Net (income) loss attributable to non-controlling interests	2	(1)	2

Net income attributable to the Company shareholders	$4,879	$3,836	$4,476

Earnings per share:
Net income (loss) attributable to the Company shareholders —
Basic:
Continuing operations	$12.28	$9.17	$9.63
Discontinued operations	(0.05)	(0.02)	(0.01)

	$12.23	$9.15	$9.62

Diluted:
Continuing operations	$12.28	$9.15	$9.60
Discontinued operations	(0.05)	(0.02)	(0.01)

	$12.23	$9.13	$9.59

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
Millions of dollars	2017	2016	2015
Net income	$4,877	$3,837	$4,474
Other comprehensive income (loss), net of tax—
Financial derivatives	(45)	4	1
Unrealized gains (losses) on available-for-sale securities	(3)	6	(5)
Unrealized gains on available-for-sale securities held by equity investees	19	—	—
Defined pension and other postretirement benefit plans	77	(70)	21
Foreign currency translations	178	(13)	(429)

Total other comprehensive income (loss), net of tax	226	(73)	(412)

Comprehensive income	5,103	3,764	4,062
Comprehensive (income) loss attributable to non-controlling interests	2	(1)	2

Comprehensive income attributable to the Company shareholders	$5,105	$3,763	$4,064

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED BALANCE SHEETS

	December 31,
Millions of dollars	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$1,523	$875
Restricted cash	5	3
Short-term investments	1,307	1,147
Accounts receivable:
Trade, net	3,359	2,716
Related parties	180	126
Inventories	4,217	3,809
Prepaid expenses and other current assets	1,147	923

Total current assets	11,738	9,599
Property, plant and equipment, net	10,997	10,137
Investments and long-term receivables:
Investment in PO joint ventures	420	415
Equity investments	1,635	1,575
Other investments and long-term receivables	17	20
Goodwill	570	528
Intangible assets, net	568	550
Other assets	261	618

Total assets	$26,206	$23,442

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED BALANCE SHEETS

	December 31,
Millions of dollars, except shares and par value data	2017	2016
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$2	$2
Short-term debt	68	594
Accounts payable:
Trade	2,258	2,028
Related parties	637	501
Accrued liabilities	1,812	1,415

Total current liabilities	4,777	4,540
Long-term debt	8,549	8,385
Other liabilities	2,275	2,113
Deferred income taxes	1,655	2,331
Commitments and contingencies
Stockholders’ equity:
Ordinary shares, €0.04 par value, 1,275 million shares authorized, 394,512,054 and 404,046,331 shares outstanding, respectively	31	31
Additional paid-in capital	10,206	10,191
Retained earnings	15,746	12,282
Accumulated other comprehensive loss	(1,285)	(1,511)
Treasury stock, at cost, 183,928,109 and 174,389,139 ordinary shares, respectively	(15,749)	(14,945)

Total Company share of stockholders’ equity	8,949	6,048
Non-controlling interests	1	25

Total equity	8,950	6,073

Total liabilities and equity	$26,206	$23,442

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
Millions of dollars	2017	2016	2015
Cash flows from operating activities:
Net income	$4,877	$3,837	$4,474
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,174	1,064	1,047
Amortization of debt-related costs	15	16	16
Charges related to repayment of debt	49	—	—
Share-based compensation	55	38	53
Inventory valuation adjustment	—	29	548
Equity investments—
Equity income	(321)	(367)	(339)
Distribution of earnings, net of tax	309	385	285
Deferred income taxes	(587)	357	181
Gain on sales of business and equity method investments	(108)	(84)	—
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(521)	(383)	780
Inventories	(237)	123	(240)
Accounts payable	165	383	(786)
Other, net	336	208	(177)

Net cash provided by operating activities	5,206	5,606	5,842

Cash flows from investing activities:
Expenditures for property, plant and equipment	(1,547)	(2,243)	(1,440)
Payments for repurchase agreements	(512)	(674)	(397)
Proceeds from repurchase agreements	381	685	350
Purchases of available-for-sale securities	(653)	(688)	(2,073)
Proceeds from sales and maturities of available-for-sale securities	499	674	2,489
Purchases of held-to-maturity securities	—	(76)	—
Proceeds from maturities of held-to-maturity securities	75	—	—
Purchases of business, equity method investment and non-controlling interest	(21)	(65)	—
Net proceeds from sales of business and equity method investments	155	209	—
Proceeds from settlement of net investment hedges	609	1,295	—
Payments for settlement of net investment hedges	(658)	(1,356)	—
Other, net	(84)	(62)	25

Net cash used in investing activities	(1,756)	(2,301)	(1,046)

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED STATEMENTS OF CASH FLOWS — Continued

	Year Ended December 31,
Millions of dollars	2017	2016	2015
Cash flows from financing activities:
Repurchases of Company ordinary shares	(866)	(2,938)	(4,656)
Dividends paid	(1,415)	(1,395)	(1,410)
Issuance of long-term debt	990	812	984
Repayment of long-term debt	(1,000)	—	—
Debt extinguishment costs	(65)	—	—
Net (repayments of) proceeds from commercial paper	(493)	177	61
Payments of debt issuance costs	(8)	(5)	(16)
Other, net	(2)	—	187

Net cash used in financing activities	(2,859)	(3,349)	(4,850)

Effect of exchange rate changes on cash	59	(9)	(48)

Increase (decrease) in cash and cash equivalents and restricted cash	650	(53)	(102)
Cash and cash equivalents and restricted cash at beginning of period	878	931	1,033

Cash and cash equivalents and restricted cash at end of period	$1,528	$878	$931

Supplemental Cash Flow Information:
Interest paid, net of capitalized interest	$333	$313	$299

Net income taxes paid	$1,044	$741	$1,417

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Company Share of Stockholders’ Equity	Non- Controlling Interests
Millions of dollars	Issued	Treasury
Balance, December 31, 2014	$31	$(7,853)	$10,387	$6,775	$(1,026)	$8,314	$30
Net income (loss)	—	—	—	4,476	—	4,476	(2)
Other comprehensive loss	—	—	—	—	(412)	(412)	—
Share-based compensation	—	382	(205)	—	—	177	—
Dividends ($3.04 per share)	—	—	—	(1,410)	—	(1,410)	—
Repurchases of Company ordinary shares	—	(4,615)	—	—	—	(4,615)	—
Settlement from partner on exit from partnership	—	—	20	—	—	20	(4)

Balance, December 31, 2015	$31	$(12,086)	$10,202	$9,841	$(1,438)	$6,550	$24
Net income	—	—	—	3,836	—	3,836	1
Other comprehensive loss	—	—	—	—	(73)	(73)	—
Share-based compensation	—	55	(11)	—	—	44	—
Dividends ($3.33 per share)	—	—	—	(1,395)	—	(1,395)	—
Repurchases of Company ordinary shares	—	(2,914)	—	—	—	(2,914)	—

Balance, December 31, 2016	$31	$(14,945)	$10,191	$12,282	$(1,511)	$6,048	$25
Net income (loss)	—	—	—	4,879	—	4,879	(2)
Other comprehensive income	—	—	—	—	226	226	—
Share-based compensation	—	41	14	—	—	55	—
Dividends ($3.55 per share)	—	—	—	(1,415)	—	(1,415)	—
Repurchases of Company ordinary shares	—	(845)	—	—	—	(845)	—
Purchase of non-controlling interest	—	—	1	—	—	1	(22)

Balance, December 31, 2017	$31	$(15,749)	$10,206	$15,746	$(1,285)	$8,949	$1

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

Short-Term Investments

We have investments in marketable securities classified as available-for-sale and held-to-maturity. These securities are included in Short-term investments on the Consolidated Balance Sheets. Investments classified as available-for-sale are carried at estimated fair value with unrealized gains and losses recorded as a component of Accumulated other comprehensive income (“AOCI”). Investments classified as held-to-maturity are carried at amortized cost. We periodically review our available-for-sale and held-to-maturity securities for other-than-temporary declines in fair

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

value below the cost basis, and when events or changes in circumstances indicate the carrying value of an asset may not be recoverable, the investment is written down to fair value, establishing a new cost basis.

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

Loans Receivable

We invest in tri-party repurchase agreements. Under these agreements, we make cash purchases of securities according to a pre-agreed profile from our counterparties. The counterparties have an obligation to repurchase, and we have an obligation to sell, the same or substantially the same securities at a pre-defined date for a price equal to the purchase price plus interest. These securities, which pursuant to our internal policies are held by a third-party custodian and must generally have a minimum collateral value of 102%, secure the counterparty’s obligation to repurchase the securities. Depending upon maturity, these tri-party repurchase agreements are treated as short-term loans receivable and are reflected in Prepaid expenses and other current assets or as long-term loans receivable reflected in Other investments and long-term receivables on our Consolidated Balance Sheets.

Inventories

Cost of our raw materials, work-in-progress and finished goods inventories is determined using the last-in, first-out (“LIFO”) method and is carried at the lower of current market value or cost. Cost of our materials and supplies inventory is determined using the moving average cost method and is carried at the lower of cost and net realizable value.

Inventory exchange transactions, which involve fungible commodities, are not accounted for as purchases and sales. Any resulting volumetric exchange balances are accounted for as inventory, with cost determined using the LIFO method.

Property, Plant and Equipment

Property, plant and equipment are recorded at historical cost. Historical cost includes expenditures that are directly attributable to the acquisition of the items. Costs may also include borrowing costs incurred on debt during construction or major projects exceeding one year, costs of major maintenance arising from turnarounds of major units and committed decommission costs. Routine maintenance costs are expensed as incurred. Land is not depreciated. Depreciation is computed using the straight-line method over the estimated useful asset lives to their residual values.

The assets’ residual values and useful lives are reviewed, and adjusted if appropriate, at the end of each reporting period.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Qualitative factors assessed for each of the reporting units include, but are not limited to, changes in long-term commodity prices, discount rates, competitive environments, planned capacity, cost factors such as raw material prices, and financial performance of the reporting units. If the qualitative assessment indicates that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, a quantitative test is required.

In 2017 and 2016, management performed qualitative impairment assessments of our reporting units which indicated that the fair value of our reporting units was greater than their carrying value. Accordingly, a quantitative goodwill impairment test was not required and no goodwill impairment was recognized.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible Assets

Intangible Assets—Intangible assets consist of emission allowances, various contracts, in-process research and development and software costs. These assets are amortized using the straight-line method over their estimated useful lives or over the term of the related agreement. We evaluate definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.

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

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Share-Based Compensation

The Company recognizes compensation expense in the financial statements for share-based compensation awards based upon the grant date fair value over the vesting period.

Contingent share awards are recognized ratably over the vesting period as a liability and re-measured, at fair value, at the balance sheet date, see Note 16 to the Consolidated Financial Statements.

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

Financial Instruments and Hedging Activities

Pursuant to our risk management policies, we selectively enter into derivative transactions to manage market risk volatility associated with changes in commodity pricing, currency exchange rates and interest rates. Derivatives used for this purpose are generally designated as net investment hedges, cash flow hedges or fair value hedges. Derivative instruments are recorded at fair value on the balance sheet. Gains and losses related to changes in the

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fair value of derivative instruments not designated as hedges are recorded in earnings. For derivatives designated as net investment hedges and cash flow hedges, the effective portion of the gains and losses is recorded in Other comprehensive income (loss) and the ineffective portion is recorded in earnings. For derivatives designated as net investment hedges, gains or losses resulting from its settlement are reflected in foreign currency translations adjustments in Other comprehensive income (loss). For derivatives that have been designated as fair value hedges, the gains and losses of the derivatives and hedged instruments are recorded in earnings.

Net Investment Hedges—We enter into foreign currency contracts and foreign currency denominated debt to reduce the volatility in stockholders’ equity resulting from changes in currency exchange rates of our foreign subsidiaries with respect to the U.S. dollar. Our foreign currency derivatives currently consist of cross-currency basis swap contracts and forward exchange contracts.

For our basis swaps, we use the long-haul method to assess hedge effectiveness using a regression analysis approach under the hypothetical derivative method. We perform the regression analysis at least on a quarterly basis over an observation period of three years, utilizing data that is relevant to the hedge duration. We use the forward method to measure ineffectiveness.

For our forward exchange contracts and our euro denominated notes payable, we use the critical terms match to assess both prospective and retrospective hedge effectiveness by comparing the spot rate change in the hedging instrument and the spot rate change in the designated net investment. We use the forward method to measure ineffectiveness.

Cash flows related to our foreign currency contracts designated as net investment hedges are reported in Cash flows from investing activities and related interest payments are reported in Cash flows from operating activities in the Consolidated Statement of Cash Flows. Cash flows related to our foreign currency denominated debt designated as net investment hedges are reported in Cash flows from financing activities and related interest payments are reported in Cash flows from operating activities in the Consolidated Statement of Cash Flows.

Cash Flow Hedges—Our cash flow hedges include cross currency swaps, forward starting interest rate swaps and commodity swaps.

We have cross-currency swap contracts designated as cash flow hedges to reduce our exposure to the foreign currency exchange risk associated with certain intercompany loans. Under the terms of these contracts, we make interest payments in euros and receive interest in U.S. dollars. Upon the maturities of these contracts, we will pay the principal amount of the loans in euros and receive U.S. dollars from our counterparties.

We enter into forward-starting interest rate contracts to mitigate the risk of adverse changes in benchmark interest rates on the anticipated refinancing of our senior notes due 2019.

We also have commodity swaps to manage the volatility of the commodity price related to anticipated purchases of raw materials. We enter into over-the-counter commodity swaps with one or more counterparties whereby we pay a predetermined fixed price and receive a price based on the average monthly rate of a specified index for the specified nominated volumes.

We use the long-haul method to assess hedge effectiveness of these cash flow hedges using a regression analysis approach under the hypothetical derivative method. We perform the regression analysis at least on a quarterly basis. We use the dollar offset method under the hypothetical derivative method to measure ineffectiveness.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value Hedges—We use interest rate swaps as part of our current interest rate risk management strategy to achieve a desired proportion of variable versus fixed rate debt. Under these arrangements, we exchange fixed-rate for floating-rate interest payments to effectively convert our fixed-rate debt to floating-rate debt.

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

We evaluate the effectiveness of the hedging relationship at least on quarterly basis and calculate the changes in the fair value of the derivatives and the underlying hedged items separately.

Fair Value Measurements

We categorize assets and liabilities, measured at fair value, into one of three different levels depending on the observability of the inputs employed in the measurement:

Level 1—Quoted prices for identical instruments in active markets.

Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs or significant value-drivers are observable.

Level 3—Model-derived valuations in which one or more significant inputs or significant value-drivers are unobservable.

Fair value measurements are classified according to the lowest level input or value-driver that is significant to the valuation. A measurement may therefore be classified within Level 3 even though there may be significant inputs that are readily observable.

Changes in fair value levels—Management reviews the disclosures regarding fair value measurements at least quarterly. If an instrument classified as Level 1 subsequently ceases to be actively traded, it is transferred out of Level 1. In such cases, instruments are reclassified as Level 2, unless the measurement of its fair value requires the use of significant unobservable inputs, in which case it is reclassified as Level 3.

We use the following inputs and valuation techniques to estimate the fair value of our financial instruments disclosed in Note 14:

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

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fixed-for-Floating Interest Rate Swaps—The fair value of our fixed-for-floating interest rate swaps is calculated using the present value of future cash flows using observable inputs such as interest rates and market yield curves.

Commodity and Embedded Derivatives—The fair values of our commodity derivatives classified as Level 1 and embedded derivatives are measured using closing market prices of public exchanges and from third-party broker quotes and pricing providers.

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

Forward Exchange Contracts—The fair value of our forward exchange contracts is based on forward market rates.

Available-for-Sale Securities—The fair value of our available-for-sale securities is calculated using observable market data for similar securities and broker quotes from recognized purveyors of market data or the net asset value for limited partnership investments provided by the fund administrator. Our limited partnership investments include investments in, among other things, equities and equity related securities, debt securities, credit instruments, global interest rate products, currencies, commodities, futures, options, warrants and swaps. These investments, which include both long and short positions, may be redeemed at least monthly with advance notice ranging up to ninety days.

Loans Receivable—The fair value of our tri-party repurchase agreements are based on discounted cash flows, which consider prevailing market rates for the respective instrument maturity in addition to corroborative support from the minimum underlying collateral requirements.

Short-Term Debt—Fair values of short-term borrowings related to precious metal financing arrangements are determined based on the current market price of the associated precious metal.

Long-Term Debt—Fair value is calculated using pricing data obtained from well-established and recognized vendors of market data for debt valuations.

Due to the short maturity, the fair value of all non-derivative financial instruments included in Current assets, Current liabilities, approximates the applicable carrying value. Current assets include Cash and cash equivalents, Restricted cash, held-to-maturity time deposits and Accounts receivable. Current liabilities include Accounts payable and Short-term debt excluding precious metal financings.

We use the following inputs and valuation techniques to estimate the fair value of our pension assets disclosed in Note 15:

Common and preferred stock—Valued at the closing price reported on the market on which the individual securities are traded.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Non-U.S. insurance arrangements—Valued based upon the estimated cash surrender value of the underlying insurance contract, which is derived from an actuarial determination of the discounted benefits cash flows.

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

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Termination Benefits—Contractual termination benefits are payable when employment is terminated due to an event specified in the provisions of a social/labor plan or statutory law. A liability is recognized for one-time termination benefits when we are committed to i) make payments and the number of affected employees and the benefits received are known to both parties, and ii) terminating the employment of current employees according to a detailed formal plan without possibility of withdrawal and can reasonably estimate such amount. Benefits falling due more than 12 months after the balance sheet date are discounted to present value.

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

Recently Adopted Guidance

Intangibles-Goodwill and Other—In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, Intangibles—Goodwill and other (Topic 350): Simplifying the Test for Goodwill Impairment to simplify the accounting for goodwill impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Goodwill impairment will now be measured as amount by which a reporting unit’s carrying value exceeds its fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The early adoption of this amendment in the first quarter of 2017 did not have a material impact on our Consolidated Financial Statements.

Inventories—In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. Under this new guidance, entities that measure inventory using any method other than last-in, first-out or the retail inventory method will be required to measure inventory at the lower of cost and net realizable value. The amendments in this ASU, which should be applied prospectively, were effective for annual and interim periods beginning after December 15, 2016. The adoption of this amendment in the first quarter of 2017 did not have a material impact on our Consolidated Financial Statements.

Compensation—In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this ASU were effective for public entities for annual and interim periods beginning after December 15, 2016. Adoption of the amendments in this guidance in the first quarter of 2017 did not have a material impact on our Consolidated Financial Statements.

Statement of Cash Flows—In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The updated accounting requirement is intended to reduce diversity in practice in the classification of certain transactions in the statement of cash flows. Such transactions include, but are not limited to, debt prepayment or debt extinguishment costs, settlement of zero coupon debt instruments, contingent consideration payments made after a business combination and distributions received from equity method of investments. The amendments in this ASU are effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted. Early adoption of the

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amendments in this guidance in the second quarter of 2017 resulted in a reclassification of cash flows related to debt extinguishment costs incurred in March 2017 of $65 million from operating to financing activity cash flows. Other aspects of the amendment did not have a material impact on our Consolidated Statements of Cash Flows.

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

Compensation—Stock Compensation—In May 2017, the FASB issued ASU 2017-09, Stock Compensation: Scope of Modification Accounting. The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718, Compensation–Stock Compensation. Early adoption of this amendment in the third quarter of 2017 did not have a material impact on our Consolidated Financial Statements.

Accounting Guidance Issued But Not Adopted as of December 31, 2017

Revenue Recognition—In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the current revenue recognition requirements in Accounting Standard Codification (“ASC”) 606, Revenue Recognition. Under this guidance, entities should recognize revenues to depict the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. This ASU also requires enhanced disclosures. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the original effective date for one year to annual and interim periods beginning after December 15, 2017. We will adopt this standard as of January 1, 2018 following the modified retrospective method.

Amendments to Revenue Recognition—In 2016 the FASB issued several amendments to Topic 606, Revenue from Contracts with Customers. ASU 2016-08, Principal versus Agent Considerations, contains amendments that clarify the implementation guidance on principal versus agent considerations. ASU 2016-10, Identifying Performance Obligations and Licensing clarifies the guidance on identifying performance obligations and accounting for licenses of intellectual property. The FASB also issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, which further clarifies accounting for collectability, noncash consideration, presentation of sales tax, and transition. The FASB also issued ASU 2016-20 Technical Corrections and Improvements to Topic 606, which provides numerous improvements related to the Topic 606. All amendments are effective with the same date as ASU 2014-09. We have completed any required changes to our systems and processes, including updating our internal controls. We do not expect that adoption of this guidance and amendments to have a material impact on our Consolidated Financial Statements.

Financial Instruments—In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance in this ASU includes a requirement for equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. Prospective application of this ASU is required for public entities for annual and interim periods beginning on or after December 15, 2017. We do not expect the adoption of this guidance to have a material impact on our Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Leases—In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) which supersedes the existing guidance for lease accounting in ASC 840, Leases. Under the new guidance, for leases with a term longer than 12 months a lessee should recognize a lease liability and a right-of-use asset representing its right to use the underlying asset for the lease term. Topic 842 retains a classification distinction between finance leases and operating leases, with the classification affecting the pattern of expense recognition in the income statement. This ASU also requires enhanced disclosures. A modified retrospective transition approach is required for annual and interim periods beginning on or after December 15, 2018. Early adoption is permitted. We are currently assessing the impact of this new guidance on our Consolidated Financial Statements via review of existing lease contracts and other purchase obligations that contain embedded lease features, which are generally classified as operating leases under the existing guidance. In 2018, the FASB also issued ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842. Under this guidance, an optional transition practical expedient is available whereby existing or expired land easements that were not previously accounted for as leases under Topic 840 are not required to be evaluated under Topic 842. We will evaluate the application of this ASU together with the overall assessment of Topic 842.

Financial Instruments—In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This amendment requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected, resulting in the use of a current expected credit loss (“CECL”) model when measuring an impairment of financial instruments. Credit losses related to available-for-sale securities should be recorded in the consolidated income statement through an allowance for credit losses. Estimated credit losses utilizing the CECL model are based on historical experience, current conditions and forecasts that affect the collectability. This ASU also modifies the impairment model for available-for-sale debt securities by eliminating the concept of “other than temporary” as well as providing a simplified accounting model for purchased financial assets with credit deterioration since their origination. The guidance will be effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted. We are currently assessing the impact of the amendment on our Consolidated Financial Statements.

Income Taxes—In October 2016, the FASB issued ASU 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory. Under current GAAP, the tax effects of intra-entity asset transfers (intercompany sales) are deferred until the transferred asset is sold to a third party or otherwise recovered through use. The new guidance eliminates the exception for all intra-entity sales of assets other than inventory, and a reporting entity would recognize tax expense from the sale of assets in the seller’s tax jurisdiction when the transfer occurs, even though the pretax effects of that transaction are eliminated in consolidation. The new guidance will be effective for public entities for annual periods beginning after December 15, 2017. We do not expect the adoption of this new guidance to have a material impact on our Consolidated Financial Statements.

Business Combinations—In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business. This ASU clarifies the definition of a business in evaluating whether a transaction should be accounted for as an acquisition (or disposal) of an asset or a business. The amendments will be effective for public entities for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. We do not expect the adoption of this guidance to have a material impact on our Consolidated Financial Statements.

Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets—In February 2017, the FASB issued ASU 2017-05, Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. The guidance provides clarification about the term in substance nonfinancial asset, other aspects of the scope of Subtopic 610-20 Other Income, and how an entity should account for partial sales of nonfinancial assets once the amendments in Update 2014-09 become effective. The amendments will be effective for annual and interim periods beginning after December 15, 2017. We do not expect the adoption of this guidance to have a material impact on our Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Compensation—Retirement Benefits—In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The guidance will require changes in presentation of current service cost and other components of net benefit cost. This amendment will be effective for public entities for annual and interim periods beginning after December 15, 2017. We do not expect the adoption of this new guidance to have a material impact on our Consolidated Financial Statements.

Receivables–Nonrefundable Fees and Other Costs—In March 2017, the FASB issued ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities. This guidance requires the premium on callable debt securities to be amortized to the earliest call date. Under current requirements, premiums on callable debt securities are generally amortized over the contractual life of the security. The amendments will be effective for annual and interim periods beginning after December 15, 2018. Early adoption is permitted. We do not expect the adoption of this guidance to have a material impact on our Consolidated Financial Statements.

Derivatives and Hedging—In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities. The guidance will make more financial and nonfinancial hedging strategies eligible for hedge accounting and amends the presentation and disclosure requirements while changing how companies assess hedge effectiveness. The amendments will be effective for annual and interim periods beginning after December 15, 2018. Early adoption is permitted and the Company will adopt the guidance effective January 1, 2018. We do not expect the adoption of this guidance to have a material impact on our Consolidated Financial Statements.

Accumulated Other Comprehensive Income—In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The guidance will permit entities to reclassify tax effects stranded in accumulated other comprehensive income as a result of the Tax Act to retained earnings. The amendment will be effective for annual and interim periods beginning after December 15, 2018. Early adoption is permitted. We are currently assessing the impact of the amendment on our Consolidated Financial Statements.

3. Discontinued Operations and Dispositions

Discontinued Operations—We began reporting the Berre refinery as a discontinued operation in the second quarter of 2012. The impact of this discontinued operation is immaterial to our consolidated results.

Cash outflows for exit and disposal costs were incurred through the end of 2017. Payments to severed employees are expected to be substantially complete by 2019.

In May 2016, we received a notice pertaining to the final closure of our Berre refinery from the Prefect of Bouches du Rhone. This notice outlines the requirements to dismantle the refinery facilities. At this time, the estimated cost and associated cash flows to fulfill these requirements are not deemed to be material.

Dispositions—Upon the sale of our wholly owned subsidiary, Petroken Petroquimica Ensenada S.A. in February 2016, we received net proceeds of $137 million, which is reflected in Cash flows from investing activities in the Consolidated Statement of Cash Flows. In connection with the sale, we recognized a pretax and after-tax gain of $78 million, which is reflected in Other Income, net in the Consolidated Income Statements.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Related Party Transactions

We have related party transactions with affiliates of one of our major shareholders, Access Industries (“Access”) and with the Company’s joint venture partners (see Notes 8 and 9).

Access—In December 2010, one of our subsidiaries received demand letters from affiliates of Access demanding (i) indemnity for losses, including attorney’s fees and expenses, arising out of a pending lawsuit and (ii) payment of (a) $100 million in management fees under a 2007 management agreement between an Access affiliate and the predecessor of LyondellBasell AF S.C.A. (“LyondellBasell AF”) and (b) other unspecified amounts related to advice purportedly given in connection with financing and other strategic transactions. For additional information related to this matter, see Note 18.

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

We have guaranteed $21 million of the indebtedness of one of our joint ventures as of December 31, 2017. In 2015, we received a $19 million payment for a loan made to our joint venture, Al-Waha Petrochemicals Ltd. in 2010.

Related party transactions are summarized as follows:

	Year Ended December 31,
Millions of dollars	2017	2016	2015
The Company billed related parties for:
Sales of products—
Joint venture partners	$779	$729	$805
Shared service agreements—
Joint venture partners	16	18	19
Related parties billed the Company for:
Sales of products—
Joint venture partners	2,759	2,402	2,831
Shared service agreements—
Joint venture partners	75	71	73

5. Accounts Receivable

We sell our products primarily to other industrial concerns in the petrochemicals and refining industries. We perform ongoing credit evaluations of our customers’ financial conditions and, in certain circumstances, require letters of credit or corporate guarantees from them. Our allowance for doubtful accounts receivable, which is reflected in the Consolidated Balance Sheets as a reduction of accounts receivable, was $17 million and $16 million at December 31, 2017 and 2016, respectively. We recorded provisions for doubtful accounts receivable, which are reflected in the Consolidated Statements of Income, of less than $1 million in 2017, 2016 and 2015.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Inventories

Inventories consisted of the following components at December 31:

Millions of dollars	2017	2016
Finished goods	$2,932	$2,575
Work-in-process	142	154
Raw materials and supplies	1,143	1,080

Total inventories	$4,217	$3,809

At December 31, 2017 and 2016, approximately 86% and 85%, respectively, of our inventories were valued using the last in, first out (“LIFO”) method and the remaining inventories, consisting primarily of materials and supplies, were valued at the moving average cost method. At December 31, 2017 and 2016, our LIFO cost exceeded current replacement cost under the first-in first-out method. The excess of our inventories at estimated net realizable value over LIFO cost after lower of cost or market charges was approximately $1,194 million and $499 million at December 31, 2017 and 2016, respectively.

For information related to lower of cost or market (“LCM”) inventory valuation charges recognized during 2016 and 2015, see Note 21.

7. Property, Plant and Equipment, Goodwill and Intangible Assets

Property, Plant and Equipment—The components of property, plant and equipment, at cost, and the related accumulated depreciation are as follows at December 31:

Millions of dollars	Estimated Useful Lives (in Years)	2017	2016
Land		$313	$278
Major manufacturing equipment	25	10,029	9,061
Buildings	30	826	682
Light equipment and instrumentation	5-20	2,141	1,932
Office furniture	15	16	14
Major turnarounds	4-7	1,765	1,528
Information system equipment	3-5	59	58
Construction in progress		1,421	1,082

Total property, plant and equipment		16,570	14,635
Less accumulated depreciation		(5,573)	(4,498)

Property, plant and equipment, net		$10,997	$10,137

Capitalized Interest—We capitalize interest costs incurred on funds used to construct property, plant and equipment. In 2017, 2016 and 2015, we capitalized interest of $20 million, $33 million and $11 million, respectively.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible Assets—The components of identifiable intangible assets, at cost, and the related accumulated amortization are as follows at December 31:

	2017			2016
Millions of dollars	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
In-process research and development costs	$117	$(70)	$47	$106	$(54)	$52
Emission allowances	786	(468)	318	697	(421)	276
Various contracts	552	(356)	196	518	(306)	212
Software costs	73	(66)	7	70	(60)	10

Total intangible assets	$1,528	$(960)	$568	$1,391	$(841)	$550

Amortization of these identifiable intangible assets for the next five years is expected to be $103 million in 2018, $102 million in 2019, $86 million in 2020, $35 million in 2021 and $29 million in 2022.

Depreciation and Amortization Expense—Depreciation and amortization expense is summarized as follows:

	Year Ended December 31,
Millions of dollars	2017	2016	2015
Property, plant and equipment	$1,023	$920	$875
Investment in PO joint ventures	41	40	28
Emission allowances	67	62	97
Various contracts	27	27	32
In-process research and development costs	9	8	8
Software costs	7	7	7

Total depreciation and amortization	$1,174	$1,064	$1,047

Asset Retirement Obligations—In certain cases, we are contractually obligated to decommission our plants upon site exit. In such cases, we have accrued the net present value of the estimated costs. The majority of our asset retirement obligations are related to facilities in Europe. The changes in our asset retirement obligations are as follows:

	Year Ended December 31,
Millions of dollars	2017	2016
Beginning balance	$77	$83
Payments	(3)	(4)
Changes in estimates	(26)	(1)
Accretion expense	2	3
Effects of exchange rate changes	8	(4)

Ending balance	$58	$77

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

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill—Goodwill was $570 million at December 31, 2017 and $528 million at December 31, 2016. All movements were due to foreign exchange impacts.

8. Investment in PO Joint Ventures

We, together with Covestro PO LLC, a subsidiary of Covestro AG (collectively “Covestro”), share ownership in a U.S. propylene oxide (“PO”) manufacturing joint venture (the “U.S. PO joint venture”). The U.S. PO joint venture owns a PO/styrene monomer (“SM” or “styrene”) and a PO tertiary butyl alcohol (“TBA”) manufacturing facility. Covestro’s ownership interest represents an undivided interest in certain U.S. PO joint venture assets with correlative PO capacity reservation that resulted in ownership of annual in-kind cost-based PO production of approximately 1.5 billion pounds in 2017 and 2016. We take in kind the remaining cost-based PO and co-product production.

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

Our product offtake was 6,189 million, 6,024 million and 6,270 million pounds of PO and its co-products for the years ended December 31, 2017, 2016 and 2015, respectively.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in our investments in the U.S. and European PO joint ventures for 2017 and 2016 are summarized below:

Millions of dollars	U.S. PO Joint Venture	European PO Joint Venture	Total PO Joint Ventures
Investments in PO joint ventures—January 1, 2017	$316	$99	$415
Cash contributions	26	6	32
Depreciation and amortization	(32)	(9)	(41)
Effect of exchange rate changes	—	14	14

Investments in PO joint ventures—December 31, 2017	$310	$110	$420

Investments in PO joint ventures—January 1, 2016	$296	$101	$397
Cash contributions	52	9	61
Depreciation and amortization	(32)	(8)	(40)
Effect of exchange rate changes	—	(3)	(3)

Investments in PO joint ventures—December 31, 2016	$316	$99	$415

9. Equity Investments

Our PO joint ventures, which are also accounted for using the equity method of accounting, are discussed in Note 8 to the accompanying Consolidated Financial Statements and are, therefore, not included in the following discussion.

Our remaining principal direct and indirect equity investments are as follows at December 31:

Percent of Ownership	2017	2016
Basell Orlen Polyolefins Sp. Z.o.o.	50.00%	50.00%
PolyPacific Pty. Ltd.	50.00%	50.00%
Saudi Polyolefins Company	25.00%	25.00%
Saudi Ethylene & Polyethylene Company Ltd.	25.00%	25.00%
Al-Waha Petrochemicals Ltd.	25.00%	20.95%
Polymirae Co. Ltd.	50.00%	50.00%
HMC Polymers Company Ltd.	28.56%	28.56%
Indelpro S.A. de C.V.	49.00%	49.00%
Ningbo ZRCC Lyondell Chemical Co. Ltd.	26.65%	26.65%
Ningbo ZRCC Lyondell Chemical Marketing Co.	50.00%	50.00%
NOC Asia Ltd.	40.00%	40.00%
Geosel	—%	27.00%

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The changes in our equity investments are as follows:

	Year Ended December 31,
Millions of dollars	2017	2016
Beginning balance	$1,575	$1,608
Income from equity investments	321	367
Distribution of earnings, net of tax	(309)	(385)
Purchase of equity method investment	—	38
Sale of equity method investment	(35)	(58)
Unrealized gain on available-for-sale securities	19	—
Currency exchange effects	68	8
Other	(4)	(3)

Ending balance	$1,635	$1,575

In September 2017, we sold our 27% interest in our Geosel joint venture and received proceeds of $155 million. In September 2016, we received proceeds of $72 million from the sale of our ownership interest in SunAllomer Ltd., our joint venture in Japan. Also in September 2016, we purchased a net additional 7.41% interest in Polymirae Co. Ltd., our joint venture in Korea, for $36 million.

Summarized balance sheet information of the Company’s investments accounted for under the equity method are as follows at December 31:

	Year Ended December 31,
Millions of dollars	2017	2016
Current assets	$2,844	$2,436
Noncurrent assets	4,541	4,687

Total assets	7,385	7,123
Current liabilities	1,607	2,008
Noncurrent liabilities	1,418	1,668

Net assets	$4,360	$3,447

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized income statement information of the Company’s investments accounted for under the equity method are set forth below:

	Year Ended December 31,
Millions of dollars	2017	2016	2015
Revenues	$6,632	$6,608	$8,017
Cost of sales	(5,119)	(4,933)	(6,370)

Gross profit	1,513	1,675	1,647
Net operating expenses	(223)	(229)	(196)

Operating income	1,290	1,446	1,451
Interest income	7	8	7
Interest expense	(74)	(79)	(66)
Foreign currency translation	11	(13)	(29)
Other income, net	11	23	44

Income before income taxes	1,245	1,385	1,407
Provision for income taxes	(153)	(303)	(299)

Net income	$1,092	$1,082	$1,108

The difference between our carrying value and the underlying equity in the net assets of our equity investments are assigned to the investment’s assets and liabilities based on an analysis of the factors giving rise to the basis difference. The amortization of the basis difference is included in Income from equity investments in the Consolidated Statements of Income.

10. Prepaid Expenses, Other Current Assets and Other Assets

The components of Prepaid expenses and Other current assets were as follows at December 31:

Millions of dollars	2017	2016
Loans receivable	$570	$369
Renewable identification numbers	117	123
Advances to suppliers	35	37
Income taxes	29	82
VAT receivables	184	95
Prepaid insurance	25	28
Financial derivatives	66	61
Other taxes	14	9
Other	107	119

Total prepaid expenses and other current assets	$1,147	$923

The renewable identification numbers reflected above represent a U.S. government established credit used to show compliance in meeting the Environmental Protection Agency’s Renewable Fuel Standard.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of Other assets were as follows at December 31:

Millions of dollars	2017	2016
Deferred tax assets	$90	$192
Debt issuance costs	15	19
Company-owned life insurance	56	55
Financial derivatives	26	296
Pension assets	33	13
Other	41	43

Total other assets	$261	$618

11. Accrued Liabilities

Accrued liabilities consisted of the following components at December 31:

Millions of dollars	2017	2016
Payroll and benefits	$442	$334
Renewable identification numbers	130	136
Product sales rebates	166	147
Taxes other than income taxes	199	177
Income taxes	386	311
Interest	151	142
Share repurchases	—	21
Deferred revenues	61	22
Restructuring	14	12
Other	263	113

Total accrued liabilities	$1,812	$1,415

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Debt

Long-term loans, notes and other long-term debt net of unamortized discount and debt issuance cost consisted of the following as of December 31:

Millions of dollars	2017	2016
Senior Notes due 2019, $2,000 million, 5.0% ($3 million of debt issuance cost)	$961	$1,906
Senior Notes due 2021, $1,000 million, 6.0% ($7 million of debt issuance cost)	981	988
Senior Notes due 2024, $1,000 million, 5.75% ($8 million of debt issuance cost)	992	991
Senior Notes due 2055, $1,000 million, 4.625% ($16 million of discount; $11 million of debt issuance cost)	973	972
Guaranteed Notes due 2044, $1,000 million, 4.875% ($11 million of discount; $10 million of debt issuance cost)	979	979
Guaranteed Notes due 2043, $750 million, 5.25% ($21 million of discount; $7 million of debt issuance cost)	722	721
Guaranteed Notes due 2023, $750 million, 4.0% ($6 million of discount; $4 million of debt issuance cost)	740	739
Guaranteed Notes due 2027, $300 million, 8.1%	300	300
Guaranteed Notes due 2022, €750 million, 1.875% ($2 million of discount; $3 million of debt issuance cost)	894	785
Guaranteed Notes due 2027, $1,000 million, 3.5% ($9 million of discount; $8 million of debt issuance cost)	984	—
Other	25	6

Total	8,551	8,387
Less current maturities	(2)	(2)

Long-term debt	$8,549	$8,385

Gains (losses) related to fair value adjustments associated with the fair value hedge accounting of our fixed-for-floating interest rate swaps for the applicable periods are as follows:

Millions of dollars	Inception Year	Year Ended December 31,		Cumulative Amount Since Inception

		2017	2016
Senior Notes due 2019, 5.0%	2014	$(48)	$42	$36
Senior Notes due 2021, 6.0%	2016	9	3	12
Guaranteed Notes due 2027, 3.5%	2017	(1)	—	(1)

These fair value adjustments are recognized in Interest expense in the Consolidated Statements of Income.

Short-term loans, notes and other short-term debt consisted of the following as of December 31:

Millions of dollars	2017	2016
$2,500 million Senior Revolving Credit Facility	$—	$—
$900 million U.S. Receivables Securitization Facility	—	—
Commercial paper	—	500
Precious metal financings	64	90
Other	4	4

Total short-term debt	$68	$594

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Aggregate maturities of debt during the next five years are $70 million in 2018, $1,005 million in 2019, $5 million in 2020, $1,004 million in 2021, $903 million in 2022 and $5,801 million thereafter.

Long-Term Debt

Guaranteed Notes due 2027—In March 2017, LYB International Finance II B.V. (“LYB Finance II”), a direct, 100% owned finance subsidiary of LyondellBasell Industries N.V., as defined in Rule 3-10(b) of Regulation S-X, issued $1,000 million of 3.5% guaranteed notes due 2027 at a discounted price of 98.968%. In March 2017, the net proceeds from these notes, together with available cash, were used to redeem $1,000 million aggregate principal amount of our outstanding 5% senior notes due 2019.

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

Senior Notes due 2019, 2021 and 2024—In March 2017, we redeemed $1,000 million aggregate principal amount of the $2,000 million aggregate principal amount outstanding of our 5% senior notes due 2019, and paid $65 million in make-whole premiums. In conjunction with the redemption of these notes, we recognized non-cash charges of $4 million for the write-off of unamortized debt issuance costs and $44 million for the write-off of the cumulative fair value hedge accounting adjustment related to the redeemed notes.

We have outstanding $1,000 million aggregate principal amount of 5.75% senior notes due 2024, and $1,000 million of 6% senior notes due 2021.

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

Guaranteed Notes due 2022—In March 2016, LYB Finance II issued €750 million of 1.875% guaranteed notes due 2022 at a discounted price of 99.607%.

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

The 2027 Notes contain customary provisions for default, including, among others, the non-payment of principal and interest, certain failures to perform or observe obligations under the Agreement on the notes, the occurrence of certain defaults under other indebtedness, failure to pay certain indebtedness and the insolvency or bankruptcy of certain LyondellBasell N.V. subsidiaries.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The facility contains customary covenants and warranties, including specified restrictions on indebtedness and liens. In addition, we are required to maintain a leverage ratio at the end of every quarter of 3.50 to 1.00 or less for the period covering the most recent four quarters. We are in compliance with these covenants as of December 31, 2017.

At December 31, 2017, we had no outstanding commercial paper, no outstanding letters of credit and no outstanding borrowings under the facility.

Commercial Paper Program— We have a commercial paper program under which we may issue up to $2,500 million of privately placed, unsecured, short-term promissory notes (“commercial paper”). The program is backed by our $2,500 million Senior Revolving Credit Facility. Proceeds from the issuance of commercial paper may be used for general corporate purposes, including dividends and share repurchases.

U.S. Receivables Securitization Facility—Our $900 million U.S. accounts receivable securitization facility, which expires in August 2018, has a purchase limit of $900 million in addition to a $300 million uncommitted accordion feature. This facility provides liquidity through the sale or contribution of trade receivables by certain of our U.S. subsidiaries to a wholly owned, bankruptcy-remote subsidiary on an ongoing basis and without recourse. The bankruptcy-remote subsidiary may then, at its option and subject to a borrowing base of eligible receivables, sell undivided interests in the pool of trade receivables to financial institutions participating in the facility. In the event of liquidation, the bankruptcy-remote subsidiary’s assets will be used to satisfy the claims of its creditors prior to any assets or value in the bankruptcy-remote subsidiary becoming available to us. We are responsible for servicing the receivables. This facility also provides for the issuance of letters of credit up to $200 million. The term of the securitization facility may be extended in accordance with the provisions of the agreement. The facility is also subject to customary warranties and covenants, including limits and reserves and the maintenance of specified financial ratios. We are required to maintain a leverage ratio at the end of every fiscal quarter of 3.50 to 1.00 or less for the period covering the most recent four quarters. Performance obligations under the facility are guaranteed by our parent company. Additional fees are incurred for the average daily unused commitments.

At December 31, 2017, there were no borrowings or letters of credit outstanding under the facility.

Precious Metal Financings—We enter into lease agreements for precious metals which are used in our production processes. All precious metal borrowings are classified as Short-term debt.

Weighted Average Interest Rate—At December 31, 2017 and 2016, our weighted average interest rates on outstanding short-term debt were 1.8% and 0.9%, respectively.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Debt Discount and Issuance Costs—Amortization of debt discount and debt issuance costs resulted in amortization expense of $15 million for the year ended December 31, 2017, and $16 million for each year ended December 31, 2016 and 2015, which is included in Interest expense in the Consolidated Statements of Income.

13. Lease Commitments

We lease office facilities, railcars, vehicles, and other equipment under operating leases. Some leases contain renewal provisions, purchase options and escalation clauses.

The aggregate future estimated payments under these commitments are:

Millions of dollars
2018	$311
2019	232
2020	194
2021	165
2022	26
Thereafter	517

Total minimum lease payments	$1,445

Rental expense for the years ended December 31, 2017, 2016 and 2015 was $440 million, $426 million and $422 million, respectively.

14. Financial Instruments and Fair Value Measurements

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

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of foreign currency forward contracts, which are reported in the Consolidated Statements of Income, are offset in part by the currency translation results recognized on the assets and liabilities.

Foreign Currency Gain (Loss)—Other income, net, in the Consolidated Statements of Income reflected foreign currency losses of $1 million in 2017, $4 million in 2016, and $7 million in 2015.

Financial Instruments Measured at Fair Value on a Recurring Basis—The following table summarizes financial instruments outstanding as of December 31, 2017 and 2016 that are measured at fair value on a recurring basis:

	December 31, 2017		December 31, 2016
	Notional Amount	Fair Value	Notional Amount	Fair Value	Balance Sheet Classification
Millions of dollars
Assets—
Derivatives designated as hedges:
Commodities	$—	$—	$4	$—	Prepaid expenses and other current assets
Commodities	—	—	54	3	Other assets
Foreign currency	—	26	604	49	Prepaid expenses and other current assets
Foreign currency	2,000	25	2,439	282	Other assets
Interest rates	—	20	—	6	Prepaid expenses and other current assets
Interest rates	650	1	2,200	11	Other assets
Derivatives not designated as hedges:
Commodities	77	20	85	3	Prepaid expenses and other current assets
Foreign currency	19	—	11	—	Prepaid expenses and other current assets
Non-derivatives:
Available-for-sale securities	1,310	1,307	1,069	1,073	Short-term investments

Total	$4,056	$1,399	$6,466	$1,427

Liabilities—
Derivatives designated as hedges:
Commodities	$97	$8	$—	$—	Accrued liabilities
Commodities	5	—	—	—	Other liabilities
Foreign currency	139	29	—	15	Accrued liabilities
Foreign currency	950	140	—	—	Other liabilities
Interest rates	—	5	—	1	Accrued liabilities
Interest rates	3,350	58	1,400	20	Other liabilities
Derivatives not designated as hedges:
Commodities	108	29	103	11	Accrued liabilities
Foreign currency	995	11	28	1	Accrued liabilities
Non-derivatives:
Performance share awards	23	23	19	19	Accrued liabilities
Performance share awards	27	27	22	22	Other liabilities

Total	$5,694	$330	$1,572	$89

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

All derivatives and available-for-sale securities in the tables above are classified as Level 2, except our limited partnership investments included in our available-for-sale securities discussed below, that are measured at fair value using the net asset value per share (or its equivalent) practical expedient and have not been classified in the fair value hierarchy.

At December 31, 2017, our outstanding foreign currency and commodity contracts not designated as hedges mature in January 2018 and from January 2018 to June 2018, respectively.

Financial Instruments Not Measured at Fair Value on a Recurring Basis—The following table presents the carrying value and estimated fair value of our financial instruments that are not measured at fair value on a recurring basis as of December 31, 2017 and 2016. Short-term and long-term loans receivable, which represent our repurchase agreements, and short-term and long-term debt are recorded at amortized cost in the Consolidated Balance Sheets. The carrying and fair values of short-term and long-term debt exclude capital leases and commercial paper.

	December 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Millions of dollars
Non-derivatives:
Assets:
Short-term loans receivable	$570	$570	$369	$369

Liabilities:
Short-term debt	$64	$75	$90	$98
Long-term debt	8,526	9,442	8,382	9,147

Total	$8,590	$9,517	$8,472	$9,245

All financial instruments in the table above are classified as Level 2. There were no transfers between Level 1 and Level 2 for any of our financial instruments during the years ended December 31, 2017 and 2016.

Net Investment Hedges—In 2017 and 2016, we entered into €617 million and €275 million, respectively, of foreign currency contracts that were designated as net investment hedges. In 2017 and 2016, foreign currency contracts with an aggregate notional value of €550 million and €1,200 million, respectively, expired. Upon settlement of these foreign currency contracts in 2017, we paid €550 million ($658 million at the expiry spot rate) to our counterparties and received $609 million from our counterparties. In 2016, we paid €1,200 million ($1,356 million at the expiry spot rate) to our counterparties and received $1,295 million from our counterparties.

In 2016, we also issued euro denominated notes payable due 2022 with notional amounts totaling €750 million that were designated as a net investment hedge.

At December 31, 2017 and December 31, 2016, we had outstanding foreign currency contracts with an aggregate notional value of €742 million ($789 million) and €675 million ($743 million), respectively, designated as net investment hedges. In addition, at December 31, 2017 and December 31, 2016, we had outstanding foreign-currency denominated debt, with notional amounts totaling €750 million ($899 million) and €750 million ($791 million), respectively, designated as a net investment hedge.

There was no ineffectiveness recorded for any of these net investment hedging relationships during the years ended December 31, 2017, 2016 and 2015.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash Flow Hedges—The following table summarizes our cash flow hedges outstanding at December 31, 2017 and December 31, 2016:

	December 31, 2017	December 31, 2016
Millions of dollars	Notional Value	Notional Value	Expiration Date
Foreign currency	$2,300	$2,300	2021 to 2027
Interest rates	1,000	1,000	2019
Commodities	102	58	2018 to 2019

In 2015 we recognized a gain of $15 million in Accumulated other comprehensive loss related to the settlement of our forward-starting interest rate swap agreements. In 2017 and 2016, there was no settlement of our forward-starting swap agreements.

The ineffectiveness recorded for these hedging relationships were less than $1 million during each of the years ended December 31, 2017, 2016 and 2015.

As of December 31, 2017, less than $1 million (on a pretax basis) and $8 million (on a pretax basis) is scheduled to be reclassified as a decrease to interest expense and cost of sales respectively over the next twelve months.

Fair Value Hedges—In February 2017, we entered into U.S. dollar fixed-for-floating interest rate swaps to mitigate changes in fair value of our $1,000 million 3.5% guaranteed notes due 2027 associated with the risk of variability in the 3 Month USD LIBOR rate. The fixed-rate and variable-rate are settled semi-annually and quarterly, respectively.

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

In 2016 and 2017, we entered into U.S. dollar fixed-for-floating interest rate swaps with aggregate notional value of $600 million and $400 million, respectively, to mitigate changes in the fair value of our $1,000 million 6% senior notes due 2021 associated with the risk of variability in the 1 Month USD LIBOR rate. The fixed and variable payments for the interest rate swaps related to our 6% senior notes due 2021 are settled semi-annually and monthly, respectively.

At December 31, 2017 and December 31, 2016, we had outstanding interest rate contracts with aggregate notional amounts of $3,000 million and $2,600 million, respectively, designated as fair value hedges. Our interest rate contracts outstanding at December 31, 2017 mature from 2019 to 2027.

We recognized a net loss of $16 million during the year ended December 31, 2017 and net gains of $32 million and $44 million during the years ended December 31, 2016 and 2015, respectively, related to the ineffectiveness of our hedging relationships.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impact on Earnings and Other Comprehensive Income—The following tables summarize the pretax effect of derivative instruments and non-derivative instruments on Other comprehensive income and earnings for the years ended December 31, 2017, 2016 and 2015:

	Effect of Financial Instruments
	Year Ended December 31, 2017
Millions of dollars	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI to Income	Additional Gain (Loss) Recognized in Income	Income Statement Classification
Derivatives designated as hedges:
Commodities	$(11)	$—	$—	Cost of sales
Foreign currency	(466)	265	42	Other income, net; Interest expense
Interest rates	(25)	(1)	2	Interest expense
Derivatives not designated as hedges:
Commodities	—	—	(18)	Sales and other operating revenues
Commodities	—	—	(23)	Cost of sales
Foreign currency	—	—	(23)	Other income, net
Non-derivatives designated as hedges:
Long-term debt	(109)	—	—	Other income, net

	$(611)	$264	$(20)

	Effect of Financial Instruments
	Year Ended December 31, 2016
Millions of dollars	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI to Income	Additional Gain (Loss) Recognized in Income	Income Statement Classification
Derivatives designated as hedges:
Commodities	$3	$—	$—	Cost of sales
Foreign currency	(30)	(63)	46	Other income, net; Interest expense
Interest rates	(17)	—	8	Interest expense
Derivatives not designated as hedges:
Commodities	—	—	12	Sales and other operating revenues
Commodities	—	—	6	Cost of sales
Foreign currency	—	—	16	Other income, net
Non-derivatives designated as hedges:
Long-term debt	58	—	—	Other income, net

Total	$14	$(63)	$88

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Effect of Financial Instruments
	Year Ended December 31, 2015
Millions of dollars	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI to Income	Additional Gain (Loss) Recognized in Income	Income Statement Classification
Derivatives designated as hedges:
Foreign currency	$257	$(207)	$45	Other income, net; Interest expense
Interest rates	17	—	38	Interest expense
Derivatives not designated as hedges:
Commodities	—	—	(14)	Sales and other operating revenues
Commodities	—	—	50	Cost of sales
Foreign currency	—	—	(24)	Other income, net

Total	$274	$(207)	$95

For the years ended December 31, 2017, 2016 and 2015, the pretax effect of the periodic receipt of fixed interest and payment of variable interest associated with our fixed-for-floating interest rate swaps resulted in an additional gain (loss) recognized in Interest expense of $23 million, $21 million and $29 million, respectively.

Investments in Marketable Securities—The following table summarizes the amortized cost, gross unrealized gains and losses, and fair value of our available-for-sale and held-to-maturity securities that are outstanding as of December 31, 2017 and 2016:

	December 31, 2017
Millions of dollars	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Commercial paper	$180	$—	$—	$180
Bonds	630	—	—	630
Certificates of deposit	150	—	—	150
Limited partnership investments	350	2	(5)	347

Total available-for-sale securities	$1,310	$2	$(5)	$1,307

	December 31, 2016
Millions of dollars	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Commercial paper	$232	$—	$—	$232
Bonds	141	—	—	141
Certificates of deposit	347	1	—	348
Limited partnership investments	350	2	—	352

Total available-for-sale securities	$1,070	$3	$—	$1,073

Held-to-maturity securities:
Time deposits	$74	$—	$—	$74

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2017 and 2016, we had marketable securities classified as Cash and cash equivalents of $1,035 million and $351 million, respectively.

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

No losses related to other-than-temporary impairments of our available-for-sale and held-to-maturity investments have been recorded in Accumulated other comprehensive loss during the years ended December 31, 2017, 2016 and 2015.

As of December 31, 2017, our available-for-sale securities had the following maturities: commercial paper securities held by the Company had maturities between two and three months; bonds had maturities between four and thirty-four months; certificates of deposit mature in three months; and limited partnership investments mature between one and three months.

The proceeds from maturities and sales of our available-for-sale securities during the years ended December 31, 2017, 2016 and 2015 are summarized in the following table:

	Year Ended December 31,
Millions of dollars	2017	2016	2015
Proceeds from maturities of securities	$499	$674	$2,288
Proceeds from sales of securities	—	—	201

We recognized realized gains of less than $1 million in connection with the sale of securities during the year ended December 31, 2015. No gain or loss was realized in connection with the sales of our available-for-sale securities during the years ended December 31, 2017 and 2016, respectively.

The specific identification method was used to identify the cost of the securities sold and the amounts reclassified out of Accumulated other comprehensive loss into earnings.

During the year ended December 31, 2017, we had maturities of our held-to-maturity securities of $75 million and had no transfers of investments classified as held-to-maturity to available-for-sale.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the fair value and unrealized losses related to available-for-sale and held-to-maturity securities that were in a continuous unrealized loss position for less than and greater than twelve months as of December 31, 2017, 2016 and 2015:

	December 31, 2017
	Less than 12 months		Greater than 12 months
Millions of dollars	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale securities:
Limited partnership investments	$117	$(5)	$—	$—

	December 31, 2016
	Less than 12 months		Greater than 12 months
Millions of dollars	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale securities:
Limited partnership investments	$—	$—	$105	$(3)

	December 31, 2015
	Less than 12 months		Greater than 12 months
Millions of dollars	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale securities:
Limited partnership investments	$345	$(5)	$—	$—

15. Pension and Other Postretirement Benefits

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

For 2017, the actual returns on the assets of our U.S. and non-U.S. defined benefit pension plans were a gain of 14.45% and 8.82%, respectively.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides a reconciliation of projected benefit obligations, plan assets and the funded status of our U.S. and non-U.S. defined benefit pension plans:

	Year Ended December 31,
	2017		2016
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Change in benefit obligation:
Benefit obligation, beginning of period	$1,846	$1,491	$2,066	$1,317
Service cost	47	39	44	32
Interest cost	60	23	88	32
Actuarial loss (gain)	104	(174)	15	254
Plan amendments	—	12	—	(4)
Benefits paid	(133)	(31)	(79)	(33)
Participant contributions	—	1	—	1
Settlement	—	(30)	(288)	(25)
Business divestiture	—	—	—	(11)
Foreign exchange effects	—	180	—	(72)

Benefit obligation, end of period	1,924	1,511	1,846	1,491

Change in plan assets:
Fair value of plan assets, beginning of period	1,571	824	1,789	723
Actual return on plan assets	195	(60)	100	146
Company contributions	47	56	49	65
Benefits paid	(133)	(31)	(79)	(33)
Participant contributions	—	1	—	1
Settlement	—	(30)	(288)	(25)
Foreign exchange effects	—	92	—	(53)

Fair value of plan assets, end of period	1,680	852	1,571	824

Funded status of continuing operations,end of period	$(244)	$(659)	$(275)	$(667)

	December 31, 2017		December 31, 2016
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Amounts recognized in the Consolidated Balance Sheets consist of:
Prepaid benefit cost, long-term	$8	$25	$3	$10
Accrued benefit liability, current	—	(24)	—	(18)
Accrued benefit liability, long-term	(252)	(660)	(278)	(659)

Funded status, end of period	$(244)	$(659)	$(275)	$(667)

	December 31, 2017		December 31, 2016
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Amounts recognized in Accumulated other comprehensive loss:
Actuarial and investment loss	$385	$234	$376	$346
Prior service cost (credit)	2	8	2	(1)

Balance, end of period	$387	$242	$378	$345

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following additional information is presented for our U.S. and non-U.S. pension plans as of December 31:

	December 31, 2017		December 31, 2016
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Accumulated benefit obligation for defined benefit plans	$1,887	$1,406	$1,816	$1,382

Pension plans with projected benefit obligations in excess of the fair value of assets are summarized as follows at December 31:

	December 31, 2017		December 31, 2016
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Projected benefit obligations	$1,776	$1,285	$1,703	$943
Fair value of assets	1,524	601	1,425	265

Pension plans with accumulated benefit obligations in excess of the fair value of assets are summarized as follows at December 31:

	December 31, 2017		December 31, 2016
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Accumulated benefit obligations	$1,742	$1,190	$1,676	$725
Fair value of assets	1,524	601	1,425	135

The following table provides the components of net periodic pension costs:

	U.S. Plans
	Year Ended December 31,
Millions of dollars	2017	2016	2015
Net Periodic Pension Cost:
Service cost	$47	$44	$45
Interest cost	60	88	85
Actual return on plan assets	(195)	(100)	27
Less—return in excess of (less than) expected return	74	(39)	(175)

Expected return on plan assets	(121)	(139)	(148)
Settlement loss	—	58	2
Prior service cost amortization	1	1	—
Actuarial and investment loss amortization	20	20	13

Net periodic benefit cost (credit)	$7	$72	$(3)

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Non-U.S. Plans
	Year Ended December 31,
Millions of dollars	2017	2016	2015
Net Periodic Pension Cost:
Service cost	$39	$32	$32
Interest cost	23	32	37
Actual return on plan assets	60	(146)	(63)
Less—return in excess of (less than) expected return	(79)	122	39

Expected return on plan assets	(19)	(24)	(24)
Settlement loss	2	3	—
Prior service cost amortization	2	—	2
Actuarial and investment loss amortization	16	8	8

Net periodic benefit cost	$63	$51	$55

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

The actual and target asset allocations for our plans are as follows:

	2017		2016
Millions of dollars	Actual	Target	Actual	Target
Canada
Equity securities	50%	50%	49%	50%
Fixed income	50%	50%	51%	50%
United Kingdom—Lyondell Chemical Plans
Equity securities	49%	50%	50%	50%
Fixed income	51%	50%	50%	50%
United Kingdom—Basell Plans
Equity securities	49%	50%	58%	60%
Fixed income	51%	50%	42%	40%
United States
Equity securities	36%	32%	33%	32%
Fixed income	37%	38%	47%	38%
Alternatives	27%	30%	20%	30%
Netherlands—Lyondell Chemical Plans
Fixed income	N/A	N/A	100%	100%
Netherlands—Basell Plans
Equity securities	N/A	N/A	7%	10%
Fixed income	N/A	N/A	93%	90%

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2017, Netherlands Defined Benefits pension plans modified their insurance arrangements. As a result, the plan assets were transferred to the insurer for investment in its pooled asset portfolio, and treated as a nonparticipating insurance contract. The associated plan assets of $527 million underlying the insurance arrangement are measured at the cash surrender value, which is derived primarily from an actuarial determination of the discounted benefits cash flows. The transfer of plan assets resulted in a change in classification in the fair value hierarchy from Level 2 in 2016 for fixed income securities to Level 3 in 2017. Furthermore, changes in the underlying discount rate assumption (1.93%), resulted in an $83 million reduction reported in actual return on plan assets and a loss in Other Comprehensive Income. This other comprehensive loss was effectively offset by a corresponding gain due to the change in the discount rate used to measure the related plan benefit obligation.

We estimate the following contributions to our pension plans in 2018:

Millions of dollars	U.S.	Non-U.S.
Defined benefit plans	$44	$63
Multi-employer plans	—	7

Total	$44	$70

As of December 31, 2017, future expected benefit payments by our pension plans which reflect expected future service, as appropriate, are as follows:

Millions of dollars	U.S.	Non-U.S.
2018	$153	$59
2019	151	55
2020	146	53
2021	142	52
2022	137	54
2023 through 2027	641	292

The following tables set forth the principal assumptions on discount rates, projected rates of compensation increase and expected rates of return on plan assets, where applicable. These assumptions vary for the different plans, as they are determined in consideration of local conditions.

The assumptions used in determining the net benefit liabilities for our pension plans were as follows at December 31:

	2017		2016
	U.S.	Non-U.S.	U.S.	Non-U.S.
Weighted average assumptions:
Discount rate	3.73%	2.13%	4.20%	1.52%
Rate of compensation increase	4.00%	2.94%	4.00%	2.93%

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The assumptions used in determining net benefit costs for our pension plans were as follows:

	Year Ended December 31,
	2017		2016		2015
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Weighted average assumptions for the year:
Discount rate	4.20%	1.52%	4.38%	2.70%	4.04%	2.84%
Expected return on plan assets	8.00%	2.15%	8.00%	3.37%	8.00%	3.63%
Rate of compensation increase	4.00%	2.93%	4.00%	3.15%	4.00%	3.19%

The discount rate assumptions reflect the rates at which the benefit obligations could be effectively settled, based on the yields of high quality long-term bonds where the term closely matches the term of the benefit obligations. At the beginning of 2017, we changed the approach used to measure service and interest costs for pension and other postretirement benefits under significant U.S. plans. For 2016, we measured service and interest costs utilizing a single weighted-average discount rate derived from the yield curve used to measure the plan obligations. For 2017, we measured service and interest costs by applying the specific spot rates along that same yield curve to the plans’ projected cash flows. We believe the new approach provides a more precise measurement of service and interest costs. This change did not affect the measurement of our plan obligations. We will account for this change as a change in accounting estimate and, accordingly, will account for it on a prospective basis. The weighted average expected long-term rate of return on assets in our U.S. plans of 8.00% is based on the average level of earnings that our independent pension investment advisor had advised could be expected to be earned over a fifteen to twenty year time period consistent with the plans’ target asset allocation, historical capital market performance, historical plan performance (since the 1997 inception of the U.S. Master Trust) and a forecast of expected future asset returns. The weighted average expected long-term rate of return on assets in our non-U.S. plans of 2.15% is based on expectations and asset allocations that vary by region. We review these long-term assumptions on a periodic basis.

In the U.S. plans, the expected rate of return was derived based on the target asset allocation of 32% equity securities (8.3% expected return), 38% fixed income securities (5.6% expected return), and 30% alternative investments (9.5% expected return). In the non-U.S. plans, the investments consist primarily of fixed income securities whose expected rates of return range from 2.45% to 5.75%.

The following table reflects the actual annualized total returns for the periods ended December 31, 2017:

		Annualized
	December 31, 2017	One Year	Three Years	Five Years	Ten Years
U.S. plan assets	14.45%	14.45%	6.78%	8.01%	5.30%
Non-U.S. plan assets	8.82%	8.82%	9.40%	10.68%	7.82%

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

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The pension investments that are measured at fair value as of December 31, 2017 and 2016 are summarized below:

	December 31, 2017
Millions of dollars	Fair Value	Level 1	Level 2	Level 3
U.S.
Common and preferred stock	$410	$410	$—	$—
Commingled funds measured at net asset value	410	—	—	—
Fixed income securities	225	—	225	—
Real estate measured at net asset value	102
Hedge funds measured at net asset value	253
Private equity measured at net asset value	94
U.S. government securities	148	148	—	—
Cash and cash equivalents	34	34	—	—

Total U.S. Pension Assets	$1,676	$592	$225	$—

	December 31, 2017
Millions of dollars	Fair Value	Level 1	Level 2	Level 3
Non-U.S.
Common stock	$—	$—	$—	$—
Commingled funds measured at net asset value	297
Fixed income securities	—	—	—	—
Insurance arrangements	549	—	—	549
Cash and cash equivalents	5	5	—	—

Total Non-U.S. Pension Assets	$851	$5	$—	$549

	December 31, 2016
Millions of dollars	Fair Value	Level 1	Level 2	Level 3
U.S.
Common and preferred stock	$394	$394	$—	$—
Commingled funds measured at net asset value	215
Fixed income securities	215	—	215	—
Real estate measured at net asset value	100
Hedge funds measured at net asset value	126
Private equity measured at net asset value	77
U.S. government securities	138	136	2	—
Cash and cash equivalents	294	294	—	—

Total U.S. Pension Assets	$1,559	$824	$217	$—

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2016
Millions of dollars	Fair Value	Level 1	Level 2	Level 3
Non-U.S.
Common stock	$2	$2	$—	$—
Commingled funds measured at net asset value	337
Fixed income securities	463	—	463	—
Cash and cash equivalents	21	21	—	—

Total Non-U.S. Pension Assets	$823	$23	$463	$—

The fair value measurements of the investments in certain entities that calculate net asset value per share as of December 31, 2017 are as follows:

Millions of dollars	Fair Value	Unfunded Commitments	Remaining Life	Redemption Frequency (if currently eligible)	Trade to Settlement Terms	Redemption Notice Period
U.S.
Commingled fund investing in Domestic Equity	$106	$—	N/A	daily	1 to 3 days	3 to 4 days
Commingled fund investing in International Equity	61	—	N/A	daily	1 to 3 days	3 days
Commingled fund investing in Fixed Income	243	—	N/A	daily	1 to 3 days	3 to 7 days
Real Estate	102	12	10 years	quarterly	15 to 25 days	45 to 90 days
Hedge Funds	253	—	N/A	quarterly	10 to 30 days	20 to 90 days
Private Equity	94	92	10 years	Not eligible	N/A	N/A

Total U.S.	$859	$104

Millions of dollars	Fair Value	Unfunded Commitments	Remaining Life	Redemption Frequency (if currently eligible)	Trade to Settlement Terms	Redemption Notice Period
Non-U.S.
Commingled fund investing in Domestic Equity	$29	$—	N/A	1 to 7 days	1 to 3 days	1 to 3 days
Commingled fund investing in International Equity	119	—	N/A	1 to 7 days	1 to 3 days	1 to 3 days
Commingled fund investing in Fixed Income	149	—	N/A	daily	1 to 3 days	3 days

Total Non-U.S.	$297	$—

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value measurements of the investments in certain entities that calculate net asset value per share as of December 31, 2016 are as follows:

Millions of dollars	Fair Value	Unfunded Commitments	Remaining Life	Redemption Frequency (if currently eligible)	Trade to Settlement Terms	Redemption Notice Period
U.S.
Commingled fund investing in Domestic Equity	$78	$—	N/A	daily	1 to 3 days	3 to 4 days
Commingled fund investing in International Equity	47	—	N/A	daily	1 to 3 days	3 days
Commingled fund investing in Fixed Income	90	—	N/A	daily	1 to 3 days	3 to 7 days
Real Estate	100	9	10 years	quarterly	15 to 25 days	45 to 90 days
Hedge Funds	126	—	N/A	quarterly	10 to 30 days	20 to 90 days
Private Equity	77	96	10 years	Not eligible	N/A	N/A

Total U.S.	$518	$105

Millions of dollars	Fair Value	Unfunded Commitments	Remaining Life	Redemption Frequency (if currently eligible)	Trade to Settlement Terms	Redemption Notice Period
Non-U.S.
Commingled fund investing in Domestic Equity	$27	$—	N/A	1 to 7 days	1 to 3 days	1 to 3 days
Commingled fund investing in International Equity	125	—	N/A	1 to 7 days	1 to 3 days	1 to 3 days
Commingled fund investing in Fixed Income	185	—	N/A	daily	1 to 3 days	3 days

Total Non-U.S.	$337	$—

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

Multi-employer Plan—The Company participates in a multi-employer arrangement with Pensionskasse der BASF WaG V.VaG (“Pensionskasse”) which provides for benefits to the majority of our employees in Germany. Up to a certain salary level, the benefit obligations are covered by contributions of the Company and the employees to the plan. Contributions made to the multi-employer plan are expensed as incurred.

The following table provides disclosure related to the Company’s multi-employer plan:

	Company Contributions
Millions of dollars	2017	2016	2015
Pensionskasse(a)	$27	$7	$7

(a)

The Company-specific plan information for the Pensionskasse is not publicly available and the plan is not subject to a collective-bargaining agreement. The plan provides fixed, monthly retirement payments on the

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

basis of the credits earned by the participating employees. To the extent that the Pensionskasse is underfunded, the future contributions to the plan may increase and may be used to fund retirement benefits for employees related to other employers. The Pensionskasse financial statements for the years ended December 31, 2016 and 2015 indicated total assets of $7,897 million and $7,560 million, respectively; total actuarial present value of accumulated plan benefits of $7,559 million and $7,232 million, respectively; and total contributions for all participating employers of $246 million and $244 million, respectively. Our plan contributions did not exceed 5 percent of the total contributions in 2017, 2016 or 2015.

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

The following table provides a reconciliation of benefit obligations of our unfunded other postretirement benefit plans:

	Year Ended December 31,
	2017		2016
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Change in benefit obligation:
Benefit obligation, beginning of period	$276	$67	$285	$56
Service cost	3	2	3	2
Interest cost	9	1	11	2
Actuarial loss (gain)	6	(15)	(7)	9
Benefits paid	(21)	(1)	(23)	(1)
Participant contributions	7	—	7	—
Foreign exchange effects	—	8	—	(1)

Benefit obligation, end of period	280	62	276	67

Change in plan assets:
Fair value of plan assets, beginning of period	—	—	—	—
Employer contributions	14	1	16	1
Participant contributions	7	—	7	—
Benefits paid	(21)	(1)	(23)	(1)

Fair value of plan assets, end of period	—	—	—	—

Funded status, end of period	$(280)	$(62)	$(276)	$(67)

	December 31, 2017		December 31, 2016
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Amounts recognized in the Consolidated
Balance Sheets consist of:
Accrued benefit liability, current	$(18)	$(1)	$(18)	$(1)
Accrued benefit liability, long-term	(262)	(61)	(258)	(66)

Funded status, end of period	$(280)	$(62)	$(276)	$(67)

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2017		December 31, 2016
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Amounts recognized in Accumulated other comprehensive loss:
Actuarial and investment income (loss)	$19	$(19)	$25	$(37)

Balance, end of period	$19	$(19)	$25	$(37)

The following table provides the components of net periodic other postretirement benefit costs:

	U.S. Plans
	Year Ended December 31,
Millions of dollars	2017	2016	2015
Net Periodic Other Postretirement Cost:
Service cost	$3	$3	$4
Interest cost	9	11	13
Actuarial loss amortization	—	—	2

Net periodic benefit cost	$12	$14	$19

	Non-U.S. Plans
	Year Ended December 31,
Millions of dollars	2017	2016	2015
Net Periodic Other Postretirement Cost:
Service cost	$2	$2	$1
Interest cost	1	2	2
Actuarial loss amortization	3	2	3

Net periodic benefit cost	$6	$6	$6

The following table sets forth the assumed health care cost trend rates:

	U.S. Plans
	December 31,
	2017		2016
Assumed health care trend rate:
Immediate trend rate	6.7%		7.0%
Ultimate trend rate (the rate to which the cost trend rate is assumed to decline)	4.5%		4.5%
Year that the rate reaches the ultimate trend rate	2038		2038

	Non-U.S. Plans
	Canada		France
	December 31,		December 31,
	2017	2016	2017	2016
Assumed health care trend rate:
Immediate trend rate	6.0%	6.0%	4.7%	4.6%
Ultimate trend rate (the rate to which the cost trend rate is assumed to decline)	4.5%	4.5%	4.7%	4.6%
Year that the rate reaches the ultimate trend rate	2021	2021	—	—

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The health care cost trend rate assumption does not typically have a significant effect on the amounts reported due to limits on maximum contribution levels to the medical plans. However, changing the assumed health care cost trend rates by one percentage point in each year would increase or decrease the accumulated other postretirement benefit liability as of December 31, 2017 by $18 million and $12 million, respectively, for non-U.S. plans and by less than $1 million for U.S. plans and would not have a material effect on the aggregate service and interest cost components of the net periodic other postretirement benefit cost for the year then ended.

The assumptions used in determining the net benefit liabilities for our other postretirement benefit plans were as follows:

	December 31,
	2017		2016
	U.S.	Non-U.S.	U.S.	Non-U.S.
Weighted average assumptions:
Discount rate	3.66%	2.48%	4.07%	1.69%
Rate of compensation increase	4.00%	—	4.00%	—

The assumptions used in determining the net benefit costs for our other postretirement benefit plans were as follows:

	Year Ended December 31,
	2017		2016		2015
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Weighted average assumptions for the year:
Discount rate	4.07%	1.69%	4.23%	2.69%	3.85%	2.92%
Rate of compensation increase	4.00%	—	4.00%	—	4.00%	—

As of December 31, 2017, future expected benefit payments by our other postretirement benefit plans, which reflect expected future service, as appropriate, were as follows:

Millions of dollars	U.S.	Non-U.S.
2018	$19	$1
2019	20	1
2020	20	1
2021	21	1
2022	21	1
2023 through 2027	98	8

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accumulated Other Comprehensive Loss—The following pretax amounts were recognized in Accumulated other comprehensive loss as of and for the years ended December 31, 2017 and 2016:

	Pension Benefits		Other Benefits
Millions of dollars	Actuarial (Gain) Loss	Prior Service Cost (Credit)	Actuarial (Gain) Loss	Prior Service Cost (Credit)
December 31, 2015	$625	$6	$12	$—
Arising during the period	186	(4)	2	—
Amortization	(28)	(1)	(2)	—
Settlement loss	(61)	—	—	—

December 31, 2016	722	1	12	—
Arising during the period	(65)	12	(9)	—
Amortization	(36)	(3)	(3)	—
Settlement loss	(2)	—	—	—

December 31, 2017	$619	$10	$—	$—

In 2017, $65 million of pension benefits actuarial gain primarily reflects $72 million of gains due to changes in discount rate assumption offset by $7 million of losses due to asset experience. There were $9 million of other postretirement benefits actuarial gains primarily due to $2 million of discount rate assumption changes and $6 million of changes due to favorable liability experience, and other immaterial items. In 2016, $186 million of pension benefits actuarial loss primarily reflects $265 million of losses due to changes in discount rate assumption offset by $79 million of gains due to asset experience (actual asset return compared to expected return). There were $2 million of other postretirement benefits actuarial losses due to $14 million of discount rate assumption changes, offset by a gain of $10 million of changes due to favorable liability experience, and other immaterial items.

Deferred income taxes related to amounts in Accumulated other comprehensive income (loss) include provisions of $208 million and $237 million as of December 31, 2017 and 2016, respectively.

At December 31, 2017, Accumulated other comprehensive income (loss) of $10 million represents net actuarial and investment losses related to non-U.S. pension plans that are expected to be recognized as a component of net periodic benefit cost in 2018. There are $21 million of net actuarial and investment losses and $1 million of prior service cost in AOCI at December 31, 2017 for U.S. pension plans expected to be recognized in net periodic benefit cost in 2018. At December 31, 2017, AOCI included $1 million of net actuarial loss related to non-U.S. other postretirement benefits that is expected to be recognized in net periodic benefit cost in 2018.

Defined Contribution Plans—Most employees in the U.S. and certain non-U.S. countries are eligible to participate in defined contribution plans by contributing a portion of their compensation. We also make employer contributions, such as matching contributions, to certain of these plans. The Company has a nonqualified deferred compensation plan that covers senior management in the U.S. The plan was amended in April 2013 to provide for company contributions on behalf of certain eligible employees who earn base pay above the IRS annual compensation limit.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides the company contributions to the Employee Savings Plans:

	Company Contributions
	2017		2016		2015
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Employee Savings Plans	$36	$5	$35	$7	$32	$4

16. Incentive and Share-Based Compensation

We are authorized to grant restricted stock units, stock options, performance share units, and other cash and stock awards under our Long-Term Incentive Plan (“LTIP”). The Compensation Committee determines the recipients of the equity awards, the type of awards, the required performance measures, and the timing and duration of each grant. The maximum number of shares of our common stock reserved for issuance under the LTIP is 22,000,000. As of December 31, 2017, there were 5,806,969 shares remaining available for issuance assuming maximum payout for PSUs. Upon share exercise or payment, shares are issued from our treasury shares.

Total share-based compensation expense and the associated tax benefits are as follows for the years ended December 31:

Millions of dollars	2017	2016	2015
Compensation Expense:
Restricted stock units	$13	$10	$11
Stock options	7	7	6
Qualified performance awards	—	(3)	25
Performance share units	35	24	11

Total	$55	$38	$53

Tax Benefit:
Restricted stock units	$5	$4	$4
Stock options	2	2	2
Qualified performance awards	—	(1)	9
Performance share units	12	8	4

Total	$19	$13	$19

Beginning in 2017, we elected to recognize forfeitures as they occur for stock-based compensation.

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

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The holders of all RSUs are entitled to dividend equivalents to be settled no later than March 15, following the year in which dividends are paid, as long as the participant is in full employment at the time of the dividend payment. See the “Dividend Distribution” section of Note 19 for the per share amount of dividend equivalent payments made to the holders of RSUs during 2017, 2016 and 2015. Total dividend equivalent payments were $1 million in each of 2017 and 2016, and $2 million in 2015.

RSUs are valued at the market price of the underlying stock on the date of grant. The weighted average grant date fair value for RSUs granted during the years ended December 31, 2017, 2016 and 2015 was $91.14, $79.77 and $83.31, respectively. The total fair value of RSUs vested during 2017, 2016 and 2015 was $8 million, $16 million and $120 million, respectively.

The following table summarizes RSU activity for the year ended December 31, 2017:

	Number of Units	Weighted Average Grant Date Fair Value (per share)
Thousands of units, except per share amounts
Outstanding at January 1, 2017	295	$79.03
Granted	205	91.14
Vested	(95)	78.97
Forfeited	(28)	85.20

Outstanding at December 31, 2017	377	$85.17

As of December 31, 2017, the unrecognized compensation cost related to RSUs was $15 million, which is expected to be recognized over a weighted average period of 2 years.

Stock Options—Stock options are granted with an exercise price equal to the market price of our ordinary shares at the date of grant. The awards generally have a three-year vesting period that vests in equal increments on the first, second, and third anniversary of the grant date. The awards have a contractual term of ten years, subject to customary accelerated vesting or forfeiture in the event of certain termination events. The stock options are accounted for as equity awards with compensation cost recognized using the graded vesting method.

In 2015, 457,555 stock options were granted to the CEO and three other executive officers. These stock options vest in annual tranches with 10% vested after one year and an additional 15% vested after two years and the remaining vesting in equal tranches after each of the third, fourth, and fifth years.

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

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Weighted average fair values of stock options granted in each respective year and the assumptions used in estimating those fair values are as follows:

	2017	2016	2015
Weighted average fair value	$21.55	$20.39	$22.71
Fair value assumptions:
Dividend yield	4.0%	3.0-4.0%	3.0%
Expected volatility	34.9%-35.1%	35.3-36.0%	35.9-37.0%
Risk-free interest rate	2.10%-2.29%	1.14-1.93%	1.48-1.93%
Weighted average expected term, in years	6.0	6.0	6.0-6.7

The following table summarizes stock option activity for the year ended December 31, 2017 for the non-qualified stock options:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value (millions of dollars)
Outstanding at January 1, 2017	927	$74.19
Granted	313	92.73
Exercised	(134)	44.76
Forfeited	(45)	83.34
Expired	(42)	84.57

Outstanding at December 31, 2017	1,019	$82.93	7.6 years	$28

Exercisable at December 31, 2017	324	$78.47	6.3 years	$10

The range of exercise prices for stock options outstanding as of December 31, 2017, 2016 and 2015 was $13.11 to $113.03, $12.61 to $113.03 and $12.61 to $113.03, respectively.

The aggregate intrinsic value of stock options exercised during the years ended December 31, 2017, 2016 and 2015 was $6 million, $1 million and $280 million, respectively.

As of December 31, 2017, the unrecognized compensation cost related to non-qualified stock options was $5 million, which is expected to be recognized over a one-year period. During 2017, cash received from the exercise of stock options was $6 million. There was $2 million tax benefit associated with these exercises.

Performance Share Units (“PSUs”), Qualified Performance Awards (“QPAs”), Medium-Term Incentive Program (“MTI”)—Shares issued in satisfaction of PSU and QPA awards are granted under our LTIP. The target number of share awards is established at the beginning of a three-calendar year performance period. Each unit is equivalent to one share of our common stock. Beginning in 2017, the final number of shares payable is determined based on LyondellBasell N.V.’s Total Shareholder Return (TSR) relative to a group of peer companies, and are classified as equity awards. Compensation expense during the three-calendar year performance period is accrued on a straight- line basis. PSUs are valued using a Monte-Carlo simulation payout value on grant date. These share awards are subject to customary accelerated vesting and forfeiture in the event of certain termination events.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

PSU awards granted prior to 2017 and QPA awards are similar. The final number of shares payable related to pre-2017 PSUs and QPAs are determined at the end of the three-calendar year performance period by our Compensation Committee. Since the service-inception date precedes the grant date, these share awards are treated as a liability award until the grant date and compensation expense during the three-calendar year performance period is accrued on a straight-line basis subject to fair value adjustments. Pre-2017 PSU awards are valued based on the market price of the underlying stock on the date of payment.

Beginning January 1, 2016, the holders of PSUs are entitled to accrue dividend equivalent units. These dividend equivalent units will be converted to shares upon payment at the end of the three-year performance cycle and are classified in Accrued and Other liabilities on the Consolidated Balance Sheets. PSU dividend equivalent units on liability awards are recorded in compensation expense while PSU dividend equivalent units on equity awards are recorded in retained earnings.

The following table summarizes PSU activity for the year ended December 31, 2017:

	Number of Units	Weighted Average Grant Date Fair Value (per share)
Thousands of units, except per share amounts
Outstanding at January 1, 2017	—	$—
Granted	237	93.28
Vested	—	—
Forfeited	(13)	93.28

Outstanding at December 31, 2017	224	$93.28

The number of PSUs are based on the target number of share awards. The assumptions used in the Monte Carlo simulation to estimate the fair value of PSUs granted in 2017 are as follows:

2017
Expected volatility of LyondellBasell N.V. common stock	30.98%
Expected volatility of peer companies	16.98-39.89%
Average correlation coefficient of peer companies	0.51
Risk-free interest rate	1.46%

As of December 31, 2017, the unrecognized compensation cost related to PSUs and dividend equivalents assuming target payout was $27 million, which is expected to be recognized over a weighted average period of 2 years.

For grants made in 2013, eligible employees other than executive officers could elect to receive share-based awards (QPAs) or cash-based awards (MTI) while executive officers were only eligible for the share-based awards (QPAs). Awards under the MTI are accounted for as a liability and classified in Other liabilities on the Consolidated Balance Sheets. We recorded compensation expense for cash MTI awards of $1 million and $10 million for the years ended December 31, 2016 and 2015, respectively, based on the expected achievement of performance results.

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

1 7. Income Taxes

LyondellBasell Industries N.V. is tax resident in the United Kingdom pursuant to a mutual agreement procedure determination ruling between the Dutch and United Kingdom competent authorities and therefore subject solely to the United Kingdom corporate income tax system.

Through our subsidiaries, we have substantial operations world-wide and earn significant income in the United States. Taxes are primarily paid on the earnings generated in various jurisdictions, including the United States, The Netherlands, Germany, France, Italy and other countries. LyondellBasell Industries N.V. has little or no taxable income of its own because, as a holding company, it does not conduct any operations. Instead, the subsidiaries through which we operate incur tax obligations in the jurisdictions in which they operate.

We monitor income tax developments in countries where we conduct business. On December 22, 2017, the U.S. enacted “H.R.1”, also known as the “Tax Cuts and Jobs Act” (the “Tax Act”) with some provisions effective as early as 2017 while others are delayed until 2018. This change in U.S. tax law included a reduction in the federal corporate tax rate from 35% to 21% for years beginning after 2017, which resulted in the remeasurement of our U.S. net deferred income tax liabilities. Our 2017 income tax provision includes an $819 million income tax benefit related to the remeasurement of our U.S. net deferred income tax liabilities. Although the $819 million income tax benefit represents a reasonable estimate of the impact of the Tax Act on our Consolidated Financial Statements as of December 31, 2017, it should be considered provisional. The impact of the Tax Act may differ from this reasonable estimate due to additional guidance that may be issued, changes in assumptions made, and the finalization of certain U.S. income tax positions with the filing of our 2017 U.S. income tax return which will allow for the ability to conclude whether any further adjustments are necessary to our deferred tax assets and liabilities. Any adjustments to these provisional amounts will be reported as a component of income tax expense in the reporting period in which any such adjustments are identified which will be no later than the fourth quarter of 2018. We will continue to analyze the Tax Act to determine the full effects of the new law.

In September 2016, the United Kingdom enacted provisions (the so called “anti-hybrid provisions”), effective for years beginning January 1, 2017, that resulted in changes to our internal financing structure which did not materially impact our Consolidated Financial Statements. In addition, in October 2016 the U.S. Treasury issued final Section 385 debt-equity regulations that may impact our internal financings in future years. Pursuant to a recent Executive Order, the Treasury Department reviewed these regulations and determined to delay but retain these regulations, subject to further review after enactment of U.S. tax reform. There has been an increase in attention, both in the U.S. and globally, to the tax practices of multinational companies, including the European Union’s state aid investigations and proposals by the Organization for Economic Cooperation and Development with respect to base erosion and profit shifting. Such attention may result in additional legislative changes that could adversely affect our tax rate. Other than the recently enacted Tax Act, Management does not believe that

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recent changes in income tax laws will have a material impact on our Consolidated Financial Statements, although new or proposed changes to tax laws could affect our tax liabilities in the future.

The significant components of the provision for income taxes are as follows:

	Year Ended December 31,
Millions of dollars	2017	2016	2015
Current:
U.S. federal	$543	$421	$1,009
Non-U.S.	595	557	468
State	47	51	72

Total current	1,185	1,029	1,549

Deferred:
U.S. federal	(637)	339	66
Non-U.S.	22	20	104
State	28	(2)	11

Total deferred	(587)	357	181

Provision for income taxes before tax effects of other comprehensive income	598	1,386	1,730

Tax effects of elements of other comprehensive income:
Pension and postretirement liabilities	29	(21)	4
Financial derivatives	(14)	(96)	71
Foreign currency translation	(33)	(7)	(5)
Unrealized gains (losses) from available-for-sale securities	(3)	1	(1)

Total income tax expense in comprehensive income	$577	$1,263	$1,799

Since the proportion of U.S. revenues, assets, operating income and associated tax provisions is significantly greater than any other single taxing jurisdiction within the worldwide group, the reconciliation of the differences between the provision for income taxes and the statutory rate is presented on the basis of the U.S. statutory federal income tax rate of 35% as opposed to the United Kingdom statutory rate of 20% to provide a more meaningful insight into those differences. Since the Tax Act lowered the U.S. statutory federal income tax rate to 21% for tax years beginning after 2017, the reconciliation uses the 35% rate in effect for the year ended December 31, 2017. Our effective tax rate for the year ended December 31, 2017 is 10.9%. This summary is shown below:

	Year Ended December 31,
Millions of dollars	2017	2016	2015
Income before income taxes:
U.S.	$2,438	$2,511	$3,691
Non-U.S.	3,055	2,722	2,518

Total	$5,493	$5,233	$6,209

Income tax at U.S. statutory rate	$1,923	$1,832	$2,173
Increase (reduction) resulting from:
Non-U.S. income taxed at lower statutory rates	(164)	(159)	(130)
Remeasurement of U.S. net deferred tax liability	(819)	—	—
State income taxes, net of federal benefit	40	24	59
Exempt income	(385)	(349)	(319)
U.S. manufacturing deduction	(57)	(42)	(88)
Other, net	60	80	35

Income tax provision	$598	$1,386	$1,730

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our 2016 income tax provision included a charge of $135 million for non-cash out of period adjustments from prior years which is reflected in Other, net in the table above. $74 million of the charge relates to a correction for the tax effects on our cross-currency swaps with the remainder relating primarily to adjustments for deferred tax liabilities associated with some of our consolidated subsidiaries. Management concluded that these adjustments were immaterial to all periods presented.

The deferred tax effects of tax loss and credit carryforwards (“tax attributes”) and the tax effects of temporary differences between the tax basis of assets and liabilities and their reported amounts in the Consolidated Financial Statements, reduced by a valuation allowance where appropriate, are presented below. The 2017 impact of re-measurement of the U.S. net deferred tax liability resulting from the U.S. enactment of the Tax Act is included in the various components of deferred income taxes.

	December 31,
Millions of dollars	2017	2016
Deferred tax liabilities:
Accelerated tax depreciation	$1,523	$1,910
Investment in joint venture partnerships	214	304
Intangible assets	48	140
Inventory	266	379
Other liabilities	26	41

Total deferred tax liabilities	2,077	2,774

Deferred tax assets:
Tax attributes	196	255
Employee benefit plans	315	404
Other assets	97	72

Total deferred tax assets	608	731
Deferred tax asset valuation allowances	(96)	(96)

Net deferred tax assets	512	635

Net deferred tax liabilities	$1,565	$2,139

	December 31,
Millions of dollars	2017	2016
Balance sheet classifications:
Deferred tax assets—long-term	$90	$192
Deferred tax liability—long-term	1,655	2,331

Net deferred tax liabilities	$1,565	$2,139

At December 31, 2017 and 2016, we had total tax attributes available in the amount of $784 million and $968 million, respectively, for which a deferred tax asset was recognized at December 31, 2017 and 2016 of $196 million and $255 million, respectively.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The scheduled expiration of the tax attributes and the related deferred tax assets, before valuation allowance, as of December 31, 2017 are as follows:

Millions of dollars	Tax Attributes	Deferred Tax on Tax Attributes
2018	$26	$6
2019	35	9
2020	—	—
2021	29	2
2022	15	1
Thereafter	147	33
Indefinite	532	145

	$784	$196

The tax attributes are primarily related to operations in France, Canada, the United Kingdom, Spain, The Netherlands and the United States. The related deferred tax assets by primary jurisdictions are shown below:

	December 31,
Millions of dollars	2017	2016	2015
France	$92	$140	$197
Canada	31	29	31
United Kingdom	17	16	17
Spain	32	33	38
The Netherlands	13	19	23
United States	10	16	15
Other	1	2	1

	$196	$255	$322

To fully realize these net deferred tax assets, we will need to generate sufficient future taxable income in the countries where these tax attributes exist during the periods in which the attributes can be utilized. Based upon projections of future taxable income over the periods in which the attributes can be utilized and/or temporary differences can be reversed, management believes it is more likely than not that only $101 million of these deferred tax assets at December 31, 2017 will be realized.

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

	December 31,
Millions of dollars	2017	2016	2015
France	$25	$22	$27
Canada	32	30	33
United Kingdom	17	16	11
Spain	—	—	19
The Netherlands	12	12	20
United States	10	16	14
Other	—	—	1

	$96	$96	$125

During 2017, the valuation allowance decreased in the U.S. due to the remeasurement of our U.S. net deferred income tax liability. This reduction was offset by increases in the valuation allowances of other jurisdictions due primarily to currency translation adjustments.

During 2016, we released $19 million of our valuation allowance related to Spanish net deferred tax assets associated with operating losses, as Spanish operations were no longer in a three-year cumulative loss position and our projections indicated and management expected the operating losses to be fully utilized within the next nine years.

During 2015, the reduction in our valuation allowances were primarily attributable to currency translation adjustments.

French tax law provides for an indefinite carryforward of tax losses; however, losses allowed in any particular year may not exceed fifty percent of taxable income. With respect to our French operations, we have a total net deferred tax asset of $62 million, against which we retain a valuation allowance of $25 million for losses that we do not expect to realize a future benefit due to limitations imposed by French tax law. The remaining portion of the net deferred tax asset of $37 million, primarily related to French tax losses, is expected to be fully realized.

We continue to maintain a full valuation allowance against the net deferred tax asset in Canada. Given our operational structure in Canada and the relevant Canadian loss utilization rules, we do not expect to realize a future benefit related to the net deferred tax asset.

Deferred taxes on the unremitted earnings of certain equity joint ventures and subsidiaries of $51 million and $47 million at December 31, 2017 and 2016, respectively, have been provided.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Tax benefits totaling $544 million, $546 million and $521 million relating to uncertain tax positions, which are reflected in Other liabilities, were unrecognized as of December 31, 2017, 2016 and 2015, respectively. The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits:

	Year Ended December 31,
Millions of dollars	2017	2016	2015
Balance, beginning of period	$546	$521	$534
Additions for tax positions of current year	15	16	9
Additions for tax positions of prior years	3	11	5
Reductions for tax positions of prior years	(20)	(2)	(24)
Settlements (payments/refunds)	—	—	(3)

Balance, end of period	$544	$546	$521

The majority of the 2017, 2016 and 2015 balances, if recognized, will affect the effective tax rate. We operate in multiple jurisdictions throughout the world, and our tax returns are periodically audited or subjected to review by tax authorities. We are currently under examination in a number of tax jurisdictions. As a result, there is an uncertainty in income taxes recognized in our financial statements. We may settle or appeal positions challenged by the tax authorities. It is reasonably possible that, within the next twelve months, due to the settlement of uncertain tax positions with various tax authorities and the expiration of statutes of limitations, unrecognized tax benefits could decrease by up to approximately $110 million. We are no longer subject to any significant income tax examinations by tax authorities for the years prior to 2016 in the Netherlands, prior to 2013 in Italy, prior to 2010 in Germany, prior to 2009 in France, prior to 2016 in the United Kingdom, and prior to 2011 in the U.S., our principal tax jurisdictions.

We recognize interest accrued related to unrecognized tax benefits in income tax expense. Income tax expense included interest and penalties totaling $16 million in each of the years ended December 31, 2017 and 2016 and $5 million in the year ended December 31, 2015. We had accrued approximately $63 million, $47 million and $31 million for interest and penalties as of December 31, 2017, 2016 and 2015, respectively.

18. Commitments and Contingencies

Commitments—We have various purchase commitments for materials, supplies and services incident to the ordinary conduct of business, generally for quantities required for our businesses and at prevailing market prices. These commitments are designed to assure sources of supply and are not expected to be in excess of normal requirements. At December 31, 2017, we had commitments of approximately $820 million primarily related to building our new Hyperzone high-density polyethylene plant in La Porte, Texas and a world-scale PO/TBA plant on the Texas Gulf Coast. Our other capital expenditure commitments at December 31, 2017 were in the normal course of business.

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

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Environmental Remediation—Our accrued liability for future environmental remediation costs at current and former plant sites and other remediation sites totaled $102 million and $95 million as of December 31, 2017 and 2016, respectively. At December 31, 2017, the accrued liabilities for individual sites range from less than $1 million to $19 million. The remediation expenditures are expected to occur over a number of years, and not to be concentrated in any single year. In our opinion, it is reasonably possible that losses in excess of the liabilities recorded may have been incurred. However, we cannot estimate any amount or range of such possible additional losses. New information about sites, new technology or future developments such as involvement in investigations by regulatory agencies, could require us to reassess our potential exposure related to environmental matters.

The following table summarizes the activity in our accrued environmental liability included in “Accrued liabilities” and “Other liabilities:”

	Year Ended December 31,
Millions of dollars	2017	2016
Beginning balance	$95	$106
Additional provisions	—	5
Changes in estimates	11	15
Amounts paid	(13)	(29)
Foreign exchange effects	9	(2)

Ending balance	$102	$95

Access Indemnity Demand—In December 2010, one of our subsidiaries received demand letters from affiliates of Access Industries (collectively, “Access Entities”), a more than five percent shareholder of the Company, demanding indemnity for losses, including attorney’s fees and expenses, arising out of a pending lawsuit styled Edward S. Weisfelner, as Litigation Trustee of the LB Litigation Trust v. Leonard Blavatnik, et al., Adversary Proceeding No. 09-1375 (REG), in the United States Bankruptcy Court, Southern District of New York. In the Weisfelner lawsuit, the plaintiffs seek to recover from Access the return of all amounts earned by the Access Entities related to their purchase of shares of Lyondell Chemical Company (“Lyondell Chemical”) prior to its acquisition by Basell AF S.C.A.; distributions by Basell AF S.C.A. to its shareholders before it acquired Lyondell Chemical; and management and transaction fees and expenses. Trial of the lawsuit was held in October 2016. In April 2017, the court awarded $7.2 million to the plaintiffs and denied all other relief, and in May 2017 the court issued its Final Judgment reflecting this ruling. With prejudgment interest included, the total Final Judgment is $12.6 million. The plaintiffs filed an appeal to the Federal District Court for the Southern District of New York, which largely affirmed the Final Judgement on January 24, 2018.

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

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Although the court issued its Final Judgment in Weisfelner in May 2017 as noted above, it remains subject to further potential appeal by the parties. Accordingly, we cannot at this time estimate whether there is a reasonably possible loss or range of loss that may be incurred.

Indemnification—We are parties to various indemnification arrangements, including arrangements entered into in connection with acquisitions, divestitures and the formation and dissolution of joint ventures. Pursuant to these arrangements, we provide indemnification to and/or receive indemnification from other parties in connection with liabilities that may arise in connection with the transactions and in connection with activities prior to completion of the transactions. These indemnification arrangements typically include provisions pertaining to third party claims relating to environmental and tax matters and various types of litigation. As of December 31, 2017, we had not accrued any significant amounts for our indemnification obligations, and we are not aware of other circumstances that would likely lead to significant future indemnification obligations. We cannot determine with certainty the potential amount of future payments under the indemnification arrangements until events arise that would trigger a liability under the arrangements.

As part of our technology licensing contracts, we give indemnifications to our licensees for liabilities arising from possible patent infringement claims with respect to certain proprietary licensed technologies. Such indemnifications have a stated maximum amount and generally cover a period of five to ten years.

19. Stockholders’ Equity

Dividend Distributions—The following table summarizes the dividends paid in the periods presented:

Millions of dollars, except per share amounts	Dividend Per Ordinary Share	Aggregate Dividends Paid	Date of Record
For the year 2017:
March	$0.85	$343	March 6, 2017
June	0.90	361	June 5, 2017
September	0.90	356	September 6, 2017
December	0.90	355	December 5, 2017

	$3.55	$1,415

For the year 2016:
March	$0.78	$336	February 29, 2016
June	0.85	362	May 24, 2016
September	0.85	351	August 16, 2016
December	0.85	346	November 29, 2016

	$3.33	$1,395

Share Repurchase Program—In May 2017, our shareholders approved a proposal to authorize us to repurchase up to an additional 10% of our outstanding ordinary shares through November 2018 (“May 2017 Share Repurchase Program”). As a result, the authorization of the remaining unpurchased shares under the share repurchase program approved by our shareholders in May 2016 (“May 2016 Share Repurchase Program”) was superseded. We completed the repurchase of shares under our share repurchase programs authorized by our shareholders in May 2015 (“May 2015 Share Repurchase Program”) and April 2014 (“April 2014 Share Repurchase Program”) in 2016 and 2015, respectively.

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
For the year 2017:
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

Due to the timing of settlements, total cash paid for share repurchases for the years ended December 31, 2017, 2016 and 2015 was $866 million, $2,938 million and $4,656 million, respectively.

Ordinary Shares—The changes in the outstanding amounts of ordinary shares are as follows:

	Year Ended December 31,
	2017	2016	2015
Ordinary shares outstanding:
Beginning balance	404,046,331	440,150,069	486,969,402
Share-based compensation	371,980	418,892	4,972,908
Warrants exercised	4,184	200	1,989
Employee stock purchase plan	107,560	96,504	45,683
Purchase of ordinary shares	(10,018,001)	(36,619,334)	(51,839,913)

Ending balance	394,512,054	404,046,331	440,150,069

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Treasury Shares—The changes in the amounts of treasury shares held by the Company are as follows:

	Year Ended December 31,
	2017	2016	2015
Ordinary shares held as treasury shares:
Beginning balance	174,389,139	138,285,201	91,463,729
Share-based compensation	(371,980)	(418,892)	(4,972,908)
Warrants exercised	509	—	150
Employee stock purchase plan	(107,560)	(96,504)	(45,683)
Purchase of ordinary shares	10,018,001	36,619,334	51,839,913

Ending balance	183,928,109	174,389,139	138,285,201

Accumulated Other Comprehensive Income (Loss)—The components of, and after-tax changes in, Accumulated other comprehensive loss as of and for the years ended December 31, 2017, 2016 and 2015 are presented in the following table:

Millions of dollars	Financial Derivatives	Net Unrealized Holding Gains (Losses) on Investments	Net Unrealized Holding Gains (Losses) on Equity Investees	Defined Benefit Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustments	Total
Balance—January 1, 2017	$(75)	$1	$—	$(498)	$(939)	$(1,511)
Other comprehensive income (loss) before reclassifications	(323)	(6)	19	62	145	(103)
Tax (expense) benefit before reclassifications	86	3	—	(15)	33	107
Amounts reclassified from accumulated other comprehensive income (loss)	264	—	—	44	—	308
Tax (expense) benefit	(72)	—	—	(14)	—	(86)

Net other comprehensive income (loss)	(45)	(3)	19	77	178	226

Balance—December 31, 2017	$(120)	$(2)	$19	$(421)	$(761)	$(1,285)

Balance—January 1, 2016	$(79)	$(5)	$—	$(428)	$(926)	$(1,438)
Other comprehensive income (loss) before reclassifications	(29)	7	—	(184)	(27)	(233)
Tax (expense) benefit before reclassifications	7	(1)	—	37	7	50
Amounts reclassified from accumulated other comprehensive income (loss)	(63)	—	—	93	7	37
Tax (expense) benefit	89	—	—	(16)	—	73

Net other comprehensive income (loss)	4	6	—	(70)	(13)	(73)

Balance—December 31, 2016	$(75)	$1	$—	$(498)	$(939)	$(1,511)

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Millions of dollars	Financial Derivatives	Net Unrealized Holding Gains (Losses) on Investments	Net Unrealized Holding Gains (Losses) on Equity Investees	Defined Benefit Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustments	Total
Balance—January 1, 2015	$(80)	$—	$—	$(449)	$(497)	$(1,026)
Other comprehensive income (loss) before reclassifications	279	(6)	—	(8)	(434)	(169)
Tax (expense) benefit before reclassifications	(71)	1	—	2	5	(63)
Amounts reclassified from accumulated other comprehensive income (loss)	(207)	—	—	33	—	(174)
Tax (expense) benefit	—	—	—	(6)	—	(6)

Net other comprehensive income (loss)	1	(5)	—	21	(429)	(412)

Balance—December 31, 2015	$(79)	$(5)	$—	$(428)	$(926)	$(1,438)

The amounts reclassified out of each component of Accumulated other comprehensive loss are as follows:

Millions of dollars	Year Ended December 31,			Affected Line Items on the Consolidated Statements of Income

	2017	2016	2015
Reclassification adjustments for:
Financial derivatives	$264	$(63)	$(207)	Other income, net
Income tax expense (benefit)	72	(89)	—	Provision for income taxes

Financial derivatives, net of tax	192	26	(207)

Amortization of defined pension items:
Prior service cost	3	1	5
Actuarial loss	39	31	28
Settlement loss	2	61	—
Income tax expense	14	16	6

Defined pension items, net of tax	30	77	27
Foreign currency translations adjustments	—	7	—	Other income, net
Income tax expense (benefit)	—	—	—	Provision for income taxes

Foreign currency translations adjustments, net of tax	—	7	—
Total reclassifications, before tax	308	37	(174)
Income tax expense (benefit)	86	(73)	6	Provision for income taxes

Total reclassifications, after tax	$222	$110	$(180)	Amount included in net income

Amortization of prior service cost and actuarial loss are included in the computation of net periodic pension and other postretirement benefit costs (see Note 15).

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Non-Controlling Interests—In April 2017, we increased our interest in the entity that holds our equity interest in Al Waha Petrochemicals Ltd. from 83.79% to 100% by paying $21 million to exercise a call option to purchase the remaining 16.21% interest held by a third party.

20. Per Share Data

Basic earnings per share are based upon the weighted average number of shares of common stock outstanding during the periods. Diluted earnings per share includes the effect of certain stock options awards and other equity-based compensation awards. We have unvested restricted stock units that are considered participating securities for earnings per share.

Earnings per share data and dividends declared per share of common stock are as follows:

	Year Ended December 31,
	2017		2016		2015
	Continuing	Discontinued	Continuing	Discontinued	Continuing	Discontinued
Millions of dollars	Operations	Operations	Operations	Operations	Operations	Operations
Net income (loss)	$4,895	$(18)	$3,847	$(10)	$4,479	$(5)
Less: net (income) loss attributable to non-controlling interests	2	—	(1)	—	2	—

Net income (loss) attributable to the Company shareholders	4,897	(18)	3,846	(10)	4,481	(5)
Net income attributable to participating securities	(5)	—	(4)	—	(8)	—

Net income (loss) attributable to ordinary shareholders—basic and diluted	$4,892	$(18)	$3,842	$(10)	$4,473	$(5)

Millions of shares, except per share amounts
Basic weighted average common stock outstanding	398	398	419	419	465	465
Effect of dilutive securities:
Stock options	1	1	—	—	—	—
QPA and PSU awards	—	—	1	1	1	1

Potential dilutive shares	399	399	420	420	466	466

Earnings (loss) per share:
Basic	$12.28	$(0.05)	$9.17	$(0.02)	$9.63	$(0.01)

Diluted	$12.28	$(0.05)	$9.15	$(0.02)	$9.60	$(0.01)

Participating securities	0.4	0.4	0.3	0.3	0.4	0.4

Dividends declared per share of common stock	$3.55	$—	$3.33	$—	$3.04	$—

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

•

Intermediates and Derivatives (“I&D”). Our I&D segment produces and markets propylene oxide and its derivatives; oxyfuels and related products; and intermediate chemicals such as styrene monomer, acetyls, ethylene oxide and ethylene glycol.

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

Summarized financial information concerning reportable segments is shown in the following table for the periods presented:

	Year Ended December 31, 2017
	O&P – Americas	O&P – EAI	I&D	Refining	Technology	Other	Total
Millions of dollars
Sales and other operating revenues:
Customers	$7,592	$12,040	$8,346	$6,165	$341	$—	$34,484
Intersegment	2,808	223	126	683	109	(3,949)	—

	10,400	12,263	8,472	6,848	450	(3,949)	34,484
Depreciation and amortization expense	439	239	279	177	40	—	1,174
Other income (expense), net	40	138	1	2	—	(2)	179
Income from equity investments	42	271	8	—	—	—	321
Capital expenditures	753	206	332	213	32	11	1,547
EBITDA	2,982	2,282	1,490	157	223	—	7,134

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2016
Millions of dollars	O&P – Americas	O&P – EAI	I&D	Refining	Technology	Other	Total
Sales and other operating revenues:
Customers	$6,757	$10,404	$7,085	$4,559	$378	$—	$29,183
Intersegment	2,320	175	141	576	101	(3,313)	—

	9,077	10,579	7,226	5,135	479	(3,313)	29,183
Depreciation and amortization expense	362	229	269	163	41	—	1,064
Other income (expense), net	63	42	—	8	—	(2)	111
Income from equity investments	59	302	6	—	—	—	367
Capital expenditures	1,376	261	333	224	36	13	2,243
EBITDA	2,877	2,067	1,333	72	262	(9)	6,602

	Year Ended December 31, 2015
Millions of dollars	O&P – Americas	O&P – EAI	I&D	Refining	Technology	Other	Total
Sales and other operating revenues:
Customers	$7,344	$11,371	$7,596	$6,059	$365	$—	$32,735
Intersegment	2,620	205	176	498	100	(3,599)	—

	9,964	11,576	7,772	6,557	465	(3,599)	32,735
Depreciation and amortization expense	353	219	233	196	46	—	1,047
Other income (expense), net	10	14	4	2	—	(5)	25
Income from equity investments	42	283	14	—	—	—	339
Capital expenditures	668	186	441	108	24	13	1,440
EBITDA	3,661	1,825	1,475	342	243	(13)	7,533

In 2017, our O&P—Americas results include a $31 million gain on the first quarter sale of our Lake Charles, Louisiana site. EBITDA for our O&P—EAI segment includes a $108 million gain on the sale of our 27% interest in Geosel and also includes a $21 million non-cash gain stemming from the elimination of an obligation associated with a lease.

In 2016, operating results for our O&P—Americas segment includes a non-cash, LCM inventory valuation charge of $29 million due mainly to the drop in polypropylene prices. Our O&P—Americas and O&P—EAI segments’ results benefited from gains of $57 million and $21 million, respectively, related to the 2016 sale of our wholly owned subsidiary, Petroken Petroquimica Ensenada S.A.

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

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of EBITDA to Income from continuing operations before income taxes is shown in the following table for each of the periods presented:

	Year Ended December 31,
Millions of dollars	2017	2016	2015
EBITDA:
Total segment EBITDA	$7,134	$6,611	$7,546
Other EBITDA	—	(9)	(13)
Less:
Depreciation and amortization expense	(1,174)	(1,064)	(1,047)
Interest expense	(491)	(322)	(310)
Add:
Interest income	24	17	33

Income from continuing operations before income taxes	$5,493	$5,233	$6,209

The following assets are summarized and reconciled to consolidated totals in the following table:

Millions of dollars	O&P – Americas	O&P – EAI	I&D	Refining	Technology	Other	Total
December 31, 2017
Property, plant and equipment, net	$5,092	$2,077	$2,457	$1,130	$241	$—	$10,997
Investment in PO joint ventures	—	—	420	—	—	—	420
Equity investments	187	1,366	82	—	—	—	1,635
Goodwill	162	162	237	—	9	—	570

December 31, 2016
Property, plant and equipment, net	$4,688	$1,881	$2,288	$1,067	$213	$—	$10,137
Investment in PO joint ventures	—	—	415	—	—	—	415
Equity investments	164	1,332	79	—	—	—	1,575
Goodwill	162	139	219	—	8	—	528

The following geographic data for revenues are based upon the location of the customer and for long-lived assets, the location of the assets:

	Year Ended December 31,
Millions of dollars	2017	2016	2015
Sales and other operating revenues:
United States	$16,618	$13,962	$16,101
Germany	2,746	2,474	2,697
Italy	1,352	1,203	1,349
France	1,306	1,055	1,201
Mexico	1,504	1,026	951
The Netherlands	1,069	727	856
Other	9,889	8,736	9,580

Total	$34,484	$29,183	$32,735

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31,
Millions of dollars	2017	2016
Long-lived assets:
United States	$8,761	$8,230
Germany	1,417	1,276
The Netherlands	779	657
France	551	530
Italy	329	309
Mexico	198	175
Other	1,585	1,500

Total	$13,620	$12,677

Long-lived assets include Property, plant and equipment, net, Intangible assets, net, Equity investments, and Investments in PO joint ventures (see Notes 7, 8 and 9).

Revenues by key product are summarized in the following table:

	Year Ended December 31,
Millions of dollars	2017	2016	2015
Sales and other operating revenues:
Olefins & co-products	$4,304	$3,215	$3,446
Polyethylene	7,368	6,903	7,536
Polypropylene	7,824	6,917	7,616
PO & derivatives	2,204	1,852	2,149
Oxyfuels and related products	3,022	2,676	2,906
Intermediate chemicals	3,051	2,483	2,541
Refined products	6,165	4,559	6,059
Other	546	578	482

Total	$34,484	$29,183	$32,735

22. Unaudited Quarterly Results

The following table presents selected financial data for the quarterly periods in 2017 and 2016:

	For the Quarter Ended
Millions of dollars, except per share amounts	March 31	June 30	September 30	December 31
2017
Sales and other operating revenues	$8,430	$8,403	$8,516	$9,135
Gross profit(a)	1,439	1,802	1,577	1,607
Operating income(b)	1,210	1,577	1,332	1,341
Income from equity investments	81	78	81	81
Income from continuing operations(b) (c)	805	1,134	1,058	1,898
Loss from discontinued operations, net of tax	(8)	(4)	(2)	(4)
Net income(b) (c)	797	1,130	1,056	1,894
Earnings per share:
Basic	1.98	2.82	2.67	4.80
Diluted	1.98	2.81	2.67	4.79

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Quarter Ended
Millions of dollars, except per share amounts	March 31	June 30	September 30	December 31
2016
Sales and other operating revenues	$6,743	$7,328	$7,365	$7,747
Gross profit(a)	1,577	1,626	1,462	1,327
Operating income(b)	1,360	1,403	1,249	1,048
Income from equity investments	91	117	81	78
Income from continuing operations(b)	1,030	1,092	955	770
Loss from discontinued operations, net of tax	—	(1)	(2)	(7)
Net income(b)	1,030	1,091	953	763
Earnings per share:
Basic	2.38	2.57	2.30	1.87
Diluted	2.37	2.56	2.30	1.87

(a)	Represents Sales and other operating revenues less Cost of sales.
(b)	The three months ended March 31, 2017 includes a gain of $31 million ($20 million after tax) on the sale of our Lake Charles, Louisiana site currently used as a logistic terminal. The three months ended June 30, 2017 includes a $21 million non-cash gain ($14 million after tax) stemming from the elimination of an obligation associated with a lease. The three months ended September 30, 2017 includes a $108 million gain ($103 million after tax) on the sale of our 27% interest in Geosel.

The three months ended March 31, 2016 included charges of $40 million related to out-of-period adjustments for deferred tax liabilities associated with some of our subsidiaries. We also recognized a pretax LCM inventory valuation charge of $68 million ($47 million after tax) in the three months ended March 31, 2016, which was reversed in the three months ended June 30, 2016. The three months ended March 31, 2016 also included a pretax and after-tax gain of $78 million on the sale of our wholly owned Argentine subsidiary.

The three months ended June 30, 2016 included charges of $21 million related to out-of-period adjustments for deferred tax liabilities associated with some of our subsidiaries.

The three months ended December 31, 2016 included a charge of $61 million for out-of-period tax corrections related to tax effects on our cross-currency swaps, a pretax LCM inventory valuation charge of $29 million ($18 million after tax) and a pension settlement charge of $58 million ($37 million after tax). For additional information related to these adjustments, see Note 21.

(c)	The three months ended March 31, 2017 includes total charges to interest expense of $113 million ($106 million after tax) related to the redemption of $1,000 million aggregate principal amount of our outstanding 5% senior notes due 2019. The three months ended December 31, 2017 includes an $819 million non-cash tax benefit related to the lower federal income tax rate resulting from the newly enacted U.S. Tax Act.

23. Subsequent Events

On February 15, 2018, we reached a definitive agreement to acquire A. Schulman, a global supplier of high-performance plastic compounds, composites and powders. The acquisition builds upon our already existing platform in this space to create a premier Advanced Polymer Solutions business with broad geographic reach, leading technologies and a diverse product portfolio. Under the terms of the agreement, we will acquire A. Schulman for total consideration of $2.25 billion. We will purchase 100 percent of A. Schulman common stock for $42 per share and one contingent value right per share, and assume outstanding debt and certain other obligations. The contingent value rights generally will provide a holder with an opportunity to receive certain net

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

proceeds, if any are recovered, from certain ongoing litigation and government investigations relating to A. Schulman’s Citadel and Lucent acquisitions.

The proposed acquisition, which has been unanimously approved by the respective boards of LyondellBasell N.V. and A. Schulman, is subject to customary closing conditions, including regulatory approvals and approval by A. Schulman shareholders. The acquisition is expected to close in the second half of 2018. We are using cash-on-hand to finance the acquisition.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Effectiveness of Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive and financial officers) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of December 31, 2017, the end of the period covered by this Annual Report on Form 10-K.

Management’s Report on Internal Control over Financial Reporting

Management’s report on our internal control over financial reporting can be found in Item 8, Financial Statements and Supplementary Data, of this report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in our fourth fiscal quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

All other information required by this Item will be included in our Proxy Statement relating to our 2018 Annual General Meeting of Shareholders and is incorporated herein by reference.*

Item 11.	Executive Compensation.

All information required by this Item will be included in our Proxy Statement relating to our 2018 Annual General Meeting of Shareholders and is incorporated herein by reference.*

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

All information required by this Item will be included in our Proxy Statement relating to our 2018 Annual General Meeting of Shareholders and is incorporated herein by reference.*

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

All information required by this Item will be included in our Proxy Statement relating to our 2018 Annual General Meeting of Shareholders and is incorporated herein by reference.*

Item 14.	Principal Accounting Fees and Services.

All information required by this Item will be included in our Proxy Statement relating to our 2018 Annual General Meeting of Shareholders and is incorporated herein by reference.*

*	Except for information or data specifically incorporated herein by reference under Items 10 through 14, other information and data appearing in our 2018 Proxy Statement are not deemed to be a part of this Annual Report on Form 10-K or deemed to be filed with the Commission as a part of this report.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

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

(b) Exhibits:

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of February 15, 2018, among LyondellBasell Industries N.V., LYB Americas Holdco Inc., and A. Schulman, Inc. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC February 15, 2018)

3	Amended and Restated Articles of Association of LyondellBasell Industries N.V., dated as of May 22, 2013 (incorporated by reference to Exhibit 3 to Form 8-K filed with the SEC on May 29, 2013)

4.1	Specimen certificate for Class A ordinary shares, par value €0.04 per share, of LyondellBasell Industries N.V. (incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K filed with the SEC on February 16, 2016)

4.2	Registration Rights Agreement by and among LyondellBasell Industries N.V. and the Holders (as defined therein), dated as of April 30, 2010 (incorporated by reference to Exhibit 4.7 to Amendment No. 2 to Form 10 filed with the SEC on July 26, 2010)

4.3	Amended and Restated Nomination Agreement dated March 10, 2015 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 16, 2015)

4.4	Indenture relating to 6.0% Senior Notes due 2021, among the Company, as issuer, each of the Guarantors named therein, as guarantors, Wells Fargo National Association, as trustee, registrar and paying agent, dated as of November 14, 2011 (including form of 6.0% Senior Note due 2021) (incorporated by reference to Exhibit 4.1 to Form 8-K filed with the SEC on November 17, 2011)

4.5	First Supplemental Indenture, dated as of December 10, 2015, to Indenture dated as of November 14, 2011, between the Company and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on December 14, 2015)

4.6	Indenture relating to 5% Senior Notes due 2019 and 5.75% Senior Notes due 2024, among LyondellBasell Industries N.V., as issuer, each of the Guarantors named therein, as guarantors, Wells Fargo Bank, National Association, as trustee, registrar and paying agent, dated as of April 9, 2012 (including form of 5.000% Senior Note due 2019 and form of 5.750% Senior Note due 2024) (incorporated by reference to Exhibit 4.3 to Form 8-K filed with the SEC on April 10, 2012)

4.7	First Supplemental Indenture, dated as of December 10, 2015, to Indenture dated as of April 9, 2012, between the Company and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on December 14, 2015)

Exhibit Number	Description
4.8

Indenture, among LYB International Finance B.V., as issuer, LyondellBasell Industries N.V., as guarantor, and Wells Fargo Bank, National Association, as trustee, dated as of July 16, 2013 (incorporated by reference to Exhibit 4.1 to our Form 8-K filed with the SEC on July 16, 2013)

4.9	Indenture, among LYB International Finance II B.V., as Issuer, LyondellBasell Industries N.V., as Guarantor, and Deutsche Bank Trust Company Americas, as Trustee, dated as of March 2, 2016 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on March 2, 2016)

4.10	Officer’s Certificate of LYB International Finance II B.V. relating to the Notes, dated as of March 2, 2016 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on March 2, 2016)

4.11	Form of LYB International Finance II B.V.’s 1.875% Guaranteed Notes due 2022 (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on March 2, 2016 and included in Exhibit 4.2 thereto)

4.12	Officer’s Certificate of LYB International Finance II B.V. relating to the Notes, dated as of March 2, 2017 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on March 2, 2017)

4.13	Form of LYB International Finance II B.V.’s 3.500% Guaranteed Notes due 2027 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on March 2, 2017 and included in Exhibit A thereto)

10.1+	Employment Agreement by and among Bhavesh V. Patel, Lyondell Chemical Company and LyondellBasell Industries, N.V., dated as of December 18, 2014 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on December 22, 2014)

10.2+	Amendment to Employment Agreement by and among Lyondell Chemical Company, LyondellBasell Industries N.V. and Bhavesh V. Patel (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 9, 2017)

10.3+	Employment Agreement dated November 6, 2015, between Basell Service Company, B.V. and Thomas Aebischer (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on November 9, 2015).

10.4+	Letter Agreement dated November 6, 2015 between Thomas Aebischer and Lyondell Chemical Company (incorporated by reference to Exhibit 10.2 to our Current Report on Form8-K filed with the SEC on November 9, 2015)

10.5+	Employment Agreement by and among Kevin Brown, Lyondell Chemical Company and LyondellBasell AFGP, dated as of March 19, 2010 (incorporated by reference to Exhibit 10.4 to our Form 10 filed with the SEC on April 28, 2010)

10.6+	First Amendment to Employment Agreement by and among Kevin Brown, Lyondell Chemical Company and LyondellBasell Industries N.V., dated as of January 22, 2015 (incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K filed with the SEC on February 17, 2015)

10.7+	LyondellBasell Industries Amended and Restated 2010 Long-Term Incentive Plan (incorporated by reference to Appendix A to our definitive proxy statement filed with the SEC on March 29, 2012)

10.8+	LyondellBasell U.S. Senior Management Deferral Plan dated effective as of May 1, 2012 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2012)

Exhibit Number	Description

10.9+

First Amendment to the LyondellBasell U.S. Senior Management Deferral Plan dated effective as of January 1, 2013 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on April 30, 2013)

10.10+	LyondellBasell Executive Severance Plan, Amended & Restated, Effective as of June 1, 2015 and Form of Participation Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC June 5, 2015)

10.11+	Form of Officer and Director Indemnification Agreement (incorporated by reference to Exhibit 10.14 to Amendment No. 2 to our Form 10 filed with the SEC on July 26, 2010)

10.12+	Form of Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K filed with the SEC on February 12, 2013)

10.13+	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K filed with the SEC on February 12, 2013)

10.14+	Form of Qualified Performance Award Agreement (incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K filed with the SEC on February 29, 2012)

10.15+	Form of Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K filed with the SEC on February 16, 2016)

10.16	Amended and Restated Credit Agreement, dated June 5, 2014, among LyondellBasell Industries N.V. and LYB Americas Finance Company, as Borrowers, the Lenders, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Deutsche Bank Securities Inc., as Syndication Agent and the other parties thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 6, 2014)

10.17	Amendment No. 1 to the Amended and Restated Credit Agreement, dated June 3, 2016, among LyondellBasell Industries N.V. and LYB Americas Finance Company, as Borrowers, the Lenders, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Citibank, N.A. and Deutsche Bank Securities Inc., as Syndication Agents and the other parties thereto (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on June 6, 2016)

10.18	Consent Agreement, dated June 3, 2016, among LyondellBasell Industries N.V. and LYB Americas Finance Company, as Borrowers, Bank of America, N.A., as Administrative Agent and the lender parties thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 6, 2016)

10.19	Receivables Purchase Agreement, dated September 11, 2012, by and among Lyondell Chemical Company, as initial servicer, and LYB Receivables LLC, a bankruptcy-remote special purpose entity that is a wholly owned subsidiary of the Company, PNC National Association, as Administrator and LC Bank, certain conduit purchasers, committed purchasers, LC participants and purchaser agents that are parties thereto from time to time (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on September 14, 2012)

10.20	Second Amendment to Receivables Purchase Agreement, dated as of August 26, 2015, among Lyondell Chemical Company, as servicer, LYB Receivables LLC, as seller, the conduit purchasers, related committed purchasers, LC participants and purchaser agents party thereto, the other parties thereto and Mizuho Bank, Ltd., as Administrator and LC Bank (incorporated by reference to Exhibit 10 to our Current Report on Form 8-K filed with the SEC on August 28, 2015)

Exhibit Number	Description

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

10.22	Master Receivables Purchase Agreement (as amended and restated on April 23,2013) among Basell Sales and Marketing Company B.V., Lyondell Chemie Nederland B.V., Basell Polyolefins Collections Limited, Citicorp Trustee Company Limited and Citibank, N.A., London Branch (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on April 29, 2013)

10.23	Consent Agreement, dated June 5, 2015, among LyondellBasell Industries N.V. and LYB Americas Finance Company, as Borrowers, Bank of America, N.A., as Administrative Agent and the lender parties thereto (incorporated by reference to Exhibit 10 to our Current Report on Form 8-K filed with the SEC on June 9, 2015)

10.24	LyondellBasell Industries 2017 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on February 23, 2017)

10.25	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on February 23, 2017)

10.26	Form of Performance Share Unit Agreement (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on February 23, 2017)

10.27	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on February 23, 2017)

10.28	Corporate Governance Guidelines (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed with the SEC on February 23, 2017)

10.29	Rules of the Supervisory Board (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed with the SEC on February 23, 2017)

10.30	Consent Agreement, dated June 5, 2017, among LyondellBasell Industries N.V. and LYB Americas Finance Company LLC, as Borrowers, Bank of America, N.A., as Administrative Agent and the lender parties thereto (incorporated by reference to Exhibit 10 to our Current Report on Form 8-K filed with the SEC on June 7, 2017)

10.31	Form of the Contingent Value Rights Agreement, among A. Schulman, Inc., LyondellBasell Industries N.V., members of the committee and a paying agent to be specified (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC February 15, 2018)

12.1*	Computation of Ratio of Earnings to Fixed Charges

21*	List of subsidiaries of the registrant

23*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

Exhibit Number	Description

32*	Certifications pursuant to 18 U.S.C. Section 1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

+	Management contract or compensatory plan, contract or arrangement
*	Filed herewith.

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LYONDELLBASELL INDUSTRIES N.V.

Date: February 22, 2018		/S/ BHAVESH V. PATEL
	Name:	Bhavesh V. Patel
	Title:	Chairman of the Management Board

Signature	Title	Date

/S/ BHAVESH V. PATEL Bhavesh V. Patel	Chief Executive Officer and Chairman of the Management Board (Principal Executive Officer)	February 22, 2018

/S/ THOMAS AEBISCHER Thomas Aebischer	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 22, 2018

/S/ JACQUES AIGRAIN Jacques Aigrain	Director	February 22, 2018

/S/ LINCOLN BENET Lincoln Benet	Director	February 22, 2018

/S/ JAGJEET S. BINDRA Jagjeet S. Bindra	Director	February 22, 2018

/S/ ROBIN BUCHANAN Robin Buchanan	Director	February 22, 2018

/S/ STEPHEN F. COOPER Stephen F. Cooper	Director	February 22, 2018

/S/ NANCE K. DICCIANI Nance K. Dicciani	Director	February 22, 2018

/S/ CLAIRE S. FARLEY Claire S. Farley	Director	February 22, 2018

/S/ BELLA D. GOREN Bella D. Goren	Director	February 22, 2018

/S/ ROBERT G. GWIN Robert G. Gwin	Chairman of the Supervisory Board and Director	February 22, 2018

/S/ BRUCE A. SMITH Bruce A. Smith	Director	February 22, 2018

/S/ RUDY M.J. VAN DER MEER Rudy M.J. van der Meer	Director	February 22, 2018