Form 10-Q
period 2018-03-31
LyondellBasell Industries N.V.
filed 2018-04-27
CIK 1489393

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

The registrant had 392,069,274 ordinary shares, €0.04 par value, outstanding at April 24, 2018 (excluding 186,370,889 treasury shares).

LYONDELLBASELL INDUSTRIES N.V.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
Millions of dollars, except earnings per share	2018	2017
Sales and other operating revenues:
Trade	$9,530	$8,243
Related parties	237	187

	9,767	8,430
Operating costs and expenses:
Cost of sales	8,012	6,991
Selling, general and administrative expenses	233	204
Research and development expenses	28	25

	8,273	7,220
Operating income	1,494	1,210
Interest expense	(91)	(207)
Interest income	11	6
Other income, net	24	30

Income from continuing operations before equity investments and income taxes	1,438	1,039
Income from equity investments	96	81

Income from continuing operations before income taxes	1,534	1,120
Provision for income taxes	303	315

Income from continuing operations	1,231	805
Loss from discontinued operations, net of tax	—	(8)

Net income	1,231	797
Net (income) loss attributable to non-controlling interests	—	—

Net income attributable to the Company shareholders	$1,231	$797

Earnings per share:
Net income (loss) attributable to the Company shareholders —
Basic:
Continuing operations	$3.12	$2.00
Discontinued operations	—	(0.02)

	$3.12	$1.98

Diluted:
Continuing operations	$3.11	$2.00
Discontinued operations	—	(0.02)

	$3.11	$1.98

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
Millions of dollars	2018	2017
Net income	$1,231	$797
Other comprehensive income (loss), net of tax –
Financial derivatives	7	22
Unrealized losses on available-for-sale debt securities	—	(1)
Unrealized gains on equity securities and equity securities held by equity investees	—	9
Defined pension and other postretirement benefit plans	7	7
Foreign currency translations	40	36

Total other comprehensive income, net of tax	54	73

Comprehensive income	1,285	870
Comprehensive (income) loss attributable to non-controlling interests	—	—

Comprehensive income attributable to the Company shareholders	$1,285	$870

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED BALANCE SHEETS

Millions of dollars	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$1,840	$1,523
Restricted cash	—	5
Short-term investments	1,042	1,307
Accounts receivable:
Trade, net	3,642	3,359
Related parties	217	180
Inventories	4,257	4,217
Prepaid expenses and other current assets	1,070	1,147

Total current assets	12,068	11,738
Property, plant and equipment at cost	17,057	16,570
Less: Accumulated depreciation	(5,808)	(5,573)

Property, plant and equipment, net	11,249	10,997
Investments and long-term receivables:
Investment in PO joint ventures	424	420
Equity investments	1,767	1,635
Other investments and long-term receivables	22	17
Goodwill	578	570
Intangible assets, net	567	568
Other assets	221	261

Total assets	$26,896	$26,206

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED BALANCE SHEETS

Millions of dollars, except shares and par value data	March 31, 2018	December 31, 2017
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$5	$2
Short-term debt	77	68
Accounts payable:
Trade	2,379	2,258
Related parties	631	637
Accrued liabilities	1,506	1,812

Total current liabilities	4,598	4,777
Long-term debt	8,531	8,549
Other liabilities	2,350	2,275
Deferred income taxes	1,688	1,655
Commitments and contingencies
Stockholders’ equity:
Ordinary shares, €0.04 par value, 1,275 million shares authorized, 393,482,424 and 394,512,054 shares outstanding, respectively	31	31
Additional paid-in capital	10,186	10,206
Retained earnings	16,677	15,746
Accumulated other comprehensive loss	(1,301)	(1,285)
Treasury stock, at cost, 184,957,739 and 183,928,109 ordinary shares, respectively	(15,865)	(15,749)

Total Company share of stockholders’ equity	9,728	8,949
Non-controlling interests	1	1

Total equity	9,729	8,950

Total liabilities and equity	$26,896	$26,206

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
Millions of dollars	2018	2017
Cash flows from operating activities:
Net income	$1,231	$797
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	299	296
Amortization of debt-related costs	4	4
Charges related to repayment of debt	—	48
Share-based compensation	9	13
Equity investments –
Equity income	(96)	(81)
Distributions of earnings, net of tax	—	19
Deferred income taxes	61	47
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(196)	(432)
Inventories	(55)	(44)
Accounts payable	72	53
Other, net	(323)	(42)

Net cash provided by operating activities	1,006	678

Cash flows from investing activities:
Expenditures for property, plant and equipment	(429)	(421)
Payments for repurchase agreements	—	(324)
Proceeds from repurchase agreements	—	202
Purchases of available-for-sale debt securities	(50)	(408)
Proceeds from sales and maturities of available-for-sale debt securities	335	338
Proceeds from maturities of held-to-maturity securities	—	44
Other, net	(45)	28

Net cash used in investing activities	(189)	(541)

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
Millions of dollars	2018	2017
Cash flows from financing activities:
Repurchases of Company ordinary shares	(119)	(160)
Dividends paid	(395)	(343)
Issuance of long-term debt	—	990
Repayment of long-term debt	—	(1,000)
Debt extinguishment costs	—	(65)
Net proceeds from commercial paper	—	50
Payments of debt issuance costs	—	(7)
Other, net	(6)	(2)

Net cash used in financing activities	(520)	(537)

Effect of exchange rate changes on cash	15	8

Increase (decrease) in cash and cash equivalents and restricted cash	312	(392)
Cash and cash equivalents and restricted cash at beginning of period	1,528	878

Cash and cash equivalents and restricted cash at end of period	$1,840	$486

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Company Share of Stockholders’ Equity	Non- Controlling Interests
Millions of dollars	Issued	Treasury
Balance, December 31, 2017	$31	$(15,749)	$10,206	$15,746	$(1,285)	$8,949	$1
Adoption of accounting standards	—	—	—	95	(70)	25	—
Net income	—	—	—	1,231	—	1,231	—
Other comprehensive income	—	—	—	—	54	54	—
Share-based compensation	—	22	8	—	—	30	—
Dividends ($1.00 per share)	—	—	—	(395)	—	(395)	—
Repurchases of Company ordinary shares	—	(138)	—	—	—	(138)	—
Purchase of non-controlling interest	—	—	(28)	—	—	(28)	—

Balance, March 31, 2018	$31	$(15,865)	$10,186	$16,677	$(1,301)	$9,728	$1

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

The accompanying Consolidated Financial Statements are unaudited and have been prepared from the books and records of LyondellBasell N.V. in accordance with the instructions to Form 10-Q and Rule 10-1 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. In our opinion, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results for the entire year. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

2.	Accounting and Reporting Changes

Recently Adopted Guidance

Revenue Recognition—In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the current revenue recognition requirements in ASC 606, Revenue Recognition. Under this guidance, entities should recognize revenues to depict the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. This ASU also requires enhanced disclosures. This guidance including subsequently issued amendments: ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12, and ASU 2016-20, was effective for annual and interim periods beginning after December 15, 2017. We adopted this guidance in the first quarter of 2018. For disclosures related to the adoption of this guidance, see Note 3.

Financial Instruments—In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance in this ASU includes a requirement for equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. This guidance was effective for annual and interim periods beginning on or after December 15, 2017. We adopted this guidance prospectively in the first quarter of 2018 and recorded a cumulative-effect adjustment of $15 million to beginning retained earnings.

Recognition and Measurement of Financial Assets and Financial Liabilities—In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments – Overall (Subtopic 825-10). This ASU was issued as part of the FASB’s ongoing agenda to make improvements clarifying the Accounting Standards Codification and provides technical corrections and improvements related to ASU 2016-01. This ASU was effective for annual and interim periods beginning after December 15, 2017. We adopted this guidance in the first quarter of 2018 and it did not have a material impact on our Consolidated Financial Statements.

Income Taxes—In October 2016, the FASB issued ASU 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory. The ASU is aimed at reducing complexity in accounting standards. Under current GAAP, the tax effects of intra-entity asset transfers (intercompany sales) are deferred until the transferred asset is sold to a third party or otherwise recovered through use. The new guidance eliminates the exception for all

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

intra-entity sales of assets other than inventory. A reporting entity would be required to recognize tax expense from the sale of assets in the seller’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. Any deferred tax asset that arises in the buyer’s jurisdiction would also be recognized at the time of the transfer. This guidance was effective for annual periods beginning after December 15, 2017. We adopted this guidance in the first quarter of 2018 following the modified retrospective method and recorded a cumulative-effect adjustment of $9 million to beginning retained earnings.

Accumulated Other Comprehensive Income—In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The guidance permits entities to reclassify tax effects stranded in accumulated other comprehensive income as a result of the U.S.-enacted “H.R.1,” also known as the “Tax Cuts and Jobs Act” (the “Tax Act”) to retained earnings. The amendment will be effective for annual and interim periods beginning after December 15, 2018. We early adopted this guidance in the first quarter of 2018 using the specific identification method and recorded a cumulative-effect adjustment of $52 million to beginning retained earnings.

Business Combinations—In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business. This ASU clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether a transaction should be accounted for as an acquisition or disposal of an asset or a business. This amendment was effective for annual and interim periods beginning after December 15, 2017. The prospective adoption of this guidance in the first quarter of 2018 did not have a material impact on our Consolidated Financial Statements.

Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets—In February 2017, the FASB issued ASU 2017-05, Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. The guidance provides clarification about the term in substance nonfinancial asset, other aspects of the scope of Subtopic 610-20 Other Income, and how an entity should account for partial sales of nonfinancial assets once the amendments in ASU 2014-09 become effective. This amendment was effective for annual and interim periods beginning after December 15, 2017. The retrospective adoption of this guidance in the first quarter of 2018 did not have a material impact on our Consolidated Financial Statements.

Compensation—Retirement Benefits—In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The guidance requires changes in presentation of current service cost and other components of net benefit cost. This amendment was effective for annual and interim periods beginning after December 15, 2017. The retrospective adoption of this guidance in the first quarter of 2018 did not have a material impact on our Consolidated Financial Statements.

Derivatives and Hedging—In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities. The new guidance makes more financial and nonfinancial hedging strategies eligible for hedge accounting and amends the presentation and disclosure requirements while changing how companies assess effectiveness. These amendments will be effective for annual and interim periods beginning after December 15, 2018. The early adoption of this guidance in the first quarter of 2018 did not have a material impact on our Consolidated Financial Statements.

Accounting Guidance Issued But Not Adopted as of March 31, 2018

Leases—In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) which supersedes the existing guidance for lease accounting in ASC 840, Leases. Under the new guidance, for leases with a term longer than 12 months a lessee should recognize a lease liability and a right-of-use asset representing its right to use the underlying asset for the lease term. Topic 842 retains a classification distinction between finance leases and operating leases, with the classification affecting the pattern of expense recognition in the income statement. This ASU also requires

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

enhanced disclosures. A modified retrospective transition approach is required for annual and interim periods beginning on or after December 15, 2018. Early adoption is permitted. We are currently assessing the impact of this new guidance on our Consolidated Financial Statements via review of existing lease contracts and other purchase obligations that contain embedded lease features, which are generally classified as operating leases under the existing guidance. We will complete any required changes to our systems and processes, including updating our internal controls during 2018. In 2018, the FASB also issued ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842. Under this guidance, an optional transition practical expedient is available whereby existing or expired land easements that were not previously accounted for as leases under Topic 840 are not required to be evaluated under Topic 842. We will evaluate the application of this ASU together with the overall assessment of Topic 842.

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

Receivables—Nonrefundable Fees and Other Costs—In March 2017, the FASB issued ASU 2017-08, Premium Amortization of Purchased Callable Debt Securities. This new guidance requires the premium on callable debt securities to be amortized to the earliest call date. Under current requirements, premiums on callable debt securities are generally amortized over the contractual life of the security. The amendment will be effective for public entities for annual and interim periods beginning after December 15, 2018. Early adoption is permitted. We are currently assessing the impact of this guidance on our Consolidated Financial Statements.

3.	Revenues

Adoption of new revenue accounting guidance—On January 1, 2018, we adopted the accounting standard ASC 606, Revenue from Contracts with Customers and all related amendments using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. We recognized an $18 million adjustment to the beginning retained earnings balance for the cumulative effect of initially applying the new standard. Comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The impact of the adoption of this new guidance was immaterial for the three months ended March 31, 2018, and we expect the impact to be immaterial to our Consolidated Financial Statements on an ongoing basis.

Revenue Recognition—Substantially all our revenues are derived from contracts with customers. We account for contracts when both parties have approved the contract and are committed to perform, the rights of the parties and payment terms have been identified, the contract has commercial substance, and collectability is probable. Payments are typically required within a short period following the transfer of control over the product to the customer. We occasionally require customers to prepay purchases to ensure collectability. Such prepayments do not represent financing arrangements, and payment and fulfillment of the performance obligation occurs within a short time frame. We elected to apply the practical expedient, which permits us not to adjust the promised amount of consideration for the effects of a significant financing component when, at contract inception, we expect that payment will occur in one year or less.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue is recognized when obligations under the terms of a contract with our customer are satisfied. This generally occurs at the point in time when performance obligations are fulfilled and control transfers to the customer. In most instances, control transfers upon transfer of risk of loss and title to the customer, which usually occurs when we ship products to the customer from our manufacturing facility. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods. Customer incentives are generally based on volumes purchased and recognized over the period earned. Sales, value added, and other taxes that we collect concurrent with revenue-producing activities are excluded from the transaction price as they represent amounts collected on behalf of third parties. Incidental costs incurred to obtain a contract are immaterial in the context of the contract and are recognized as expense. We have elected the practical expedient to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that we otherwise would have recognized is one year or less. Shipping and handling costs are treated as a fulfillment cost and not a separate performance obligation.

Contract Balances—Contract balances typically arise when a difference in timing between the transfer of control to the customer and receipt of consideration occurs. Our contract liabilities, which are reflected in our Consolidated Financial Statements as Accrued liabilities and Other liabilities, consist primarily of customer payments for products or services received before the transfer of control to the customer occurs. These contract liabilities were $144 million as of March 31, 2018. Revenue recognized in the reporting period included in the contract liability balance at the beginning of the period is immaterial.

Disaggregation of Revenues—We participate globally across the petrochemical value chain and are an industry leader in many of our product lines. Our chemicals businesses consist primarily of large processing plants that convert large volumes of liquid and gaseous hydrocarbon feedstocks into plastic resins and other chemicals. Our chemical products tend to be basic building blocks for other chemicals and plastics, while our plastic products are typically used in large volume applications. Our refining business consists of our Houston refinery, which processes crude oil into refined products such as gasoline, diesel and jet fuel.

Petrochemical products generally follow global price trends of crude oil, natural gas liquids and/or natural gas. Price volatility significantly affects our revenues, as our sales contracts are tied to global commodity indexes. Other factors such as global industry capacities and operating rates, foreign exchange rates and worldwide geopolitical trends also affect our revenues.

The following table presents our revenues disaggregated by key products for the three months ended March 31, 2018:

Millions of dollars
Sales and other operating revenues:
Olefins & co-products	$1,020
Polyethylene	1,978
Polypropylene	2,331
PO & derivatives	649
Oxyfuels and related products	795
Intermediate chemicals	848
Refined products	2,002
Other	144

Total	$9,767

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents our revenues disaggregated by geography, based upon the location of the customer, for the three months ended March 31, 2018:

Millions of dollars
Sales and other operating revenues:
United States	$4,653
Germany	821
Italy	394
France	350
Mexico	478
The Netherlands	276
Other	2,795

Total	$9,767

Transaction Price Allocated to the Remaining Performance Obligations—We have elected to exclude contracts which have an initial term of one year or less from this disclosure. Our contracts with customers are commodity supply arrangements that settle based on market prices at future delivery dates; therefore, transaction prices are entirely variable. Transaction prices are known at the time revenue is recognized since they are generally determined by the commodity price index at a specific date, at month-end or at the month average once products are shipped to our customers. Future estimates of transaction prices for disclosure purposes are substantially constrained as they are highly susceptible to factors outside our influence, including volatility in commodity markets, industry production capacities and operating rates, planned and unplanned industry operating interruptions, foreign exchange rates and worldwide geopolitical trends.

4.	Accounts Receivable

Our allowance for doubtful accounts receivable, which is reflected in the Consolidated Balance Sheets as a reduction of accounts receivable, was $17 million at March 31, 2018 and December 31, 2017.

5.	Inventories

Inventories consisted of the following components:

Millions of dollars	March 31, 2018	December 31, 2017
Finished goods	$2,849	$2,932
Work-in-process	190	142
Raw materials and supplies	1,218	1,143

Total inventories	$4,257	$4,217

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	Debt

Long-term loans, notes and other long-term debt, net of unamortized discount and debt issuance cost, consisted of the following:

	March 31,	December 31,
Millions of dollars	2018	2017
Senior Notes due 2019, $1,000 million, 5.0% ($2 million of debt issuance cost)	$963	$961
Senior Notes due 2021, $1,000 million, 6.0% ($7 million of debt issuance cost)	967	981
Senior Notes due 2024, $1,000 million, 5.75% ($8 million of debt issuance cost)	992	992
Senior Notes due 2055, $1,000 million, 4.625% ($16 million of discount; $11 million of debt issuance cost)	973	973
Guaranteed Notes due 2044, $1,000 million, 4.875% ($11 million of discount; $9 million of debt issuance cost)	980	979
Guaranteed Notes due 2043, $750 million, 5.25% ($21 million of discount; $7 million of debt issuance cost)	722	722
Guaranteed Notes due 2023, $750 million, 4.0% ($6 million of discount; $3 million of debt issuance cost)	741	740
Guaranteed Notes due 2027, $300 million, 8.1%	300	300
Guaranteed Notes due 2022, €750 million, 1.875% ($3 million of discount; $3 million of debt issuance cost)	919	894
Guaranteed Notes due 2027, $1,000 million, 3.5% ($9 million of discount; $8 million of debt issuance cost)	953	984
Other	26	25

Total	8,536	8,551
Less current maturities	(5)	(2)

Long-term debt	$8,531	$8,549

Fair value hedging adjustments associated with the fair value hedge accounting of our fixed-for-floating interest rate swaps for the applicable periods are as follows:

				Cumulative Fair Value
				Hedging Adjustment Included
		Gains (Losses)		in Carrying Amount of Debt
		Three Months Ended
	Inception	March 31,		March 31,	December 31,
Millions of dollars	Year	2018	2017	2018	2017
Senior Notes due 2019, 5.0%	2014	$(1)	$(36)	$35	$36
Senior Notes due 2021, 6.0%	2016	14	2	26	12
Guaranteed Notes due 2027, 3.5%	2017	31	(1)	30	(1)

Total		$44	$(35)	$91	$47

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The cumulative fair value hedging adjustment remaining at March 31, 2018 and December 31, 2017 associated with our Senior Notes due 2019 includes $25 million and $31 million, respectively, for hedges that have been discontinued. The $36 million loss in the three months ended March 31, 2017 included a $44 million charge for the write-off of the cumulative fair value hedging adjustment related to our 5% Senior Notes due 2019 described below.

These fair value adjustments are recognized in Interest expense in the Consolidated Statements of Income.

Short-term loans, notes, and other short-term debt consisted of the following:

	March 31,	December 31,
Millions of dollars	2018	2017
$2,500 million Senior Revolving Credit Facility	$—	$—
$900 million U.S. Receivables Securitization Facility	—	—
Commercial paper	—	—
Precious metal financings	73	64
Other	4	4

Total short-term debt	$77	$68

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

Short-Term Debt

Senior Revolving Credit Facility—Our $2,500 million revolving credit facility, which expires in June 2022, may be used for dollar and euro denominated borrowings, has a $500 million sublimit for dollar and euro denominated letters of credit, a $1,000 million uncommitted accordion feature, and supports our commercial paper program. The aggregate balance of outstanding borrowings, including amounts outstanding under our commercial paper program, and letters of credit under this facility may not exceed $2,500 million at any given time. Borrowings under the facility bear interest at a Base Rate or LIBOR, plus an applicable margin. Additional fees are incurred for the average daily unused commitments.

The facility contains customary covenants and warranties, including specified restrictions on indebtedness and liens. In addition, we are required to maintain a leverage ratio at the end of every fiscal quarter of 3.50 to 1.00 or less for the period covering the most recent four quarters. We are in compliance with these covenants as of March 31, 2018.

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

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. Receivables Securitization Facility—Our U.S. accounts receivable securitization facility, which expires in August 2018, has a purchase limit of $900 million in addition to a $300 million uncommitted accordion feature. This facility provides liquidity through the sale or contribution of trade receivables by certain of our U.S. subsidiaries to a wholly owned, bankruptcy-remote subsidiary on an ongoing basis and without recourse. The bankruptcy-remote subsidiary may then, at its option and subject to a borrowing base of eligible receivables, sell undivided interests in the pool of trade receivables to financial institutions participating in the facility. In the event of liquidation, the bankruptcy-remote subsidiary’s assets will be used to satisfy the claims of its creditors prior to any assets or value in the bankruptcy-remote subsidiary becoming available to us. We are responsible for servicing the receivables. This facility also provides for the issuance of letters of credit up to $200 million. The term of the securitization facility may be extended in accordance with the terms of the agreement. The facility is also subject to customary warranties and covenants, including limits and reserves and the maintenance of specified financial ratios. We are required to maintain a leverage ratio at the end of every fiscal quarter of 3.50 to 1.00 or less for the period covering the most recent four quarters. Performance obligations under the facility are guaranteed by the parent company. Additional fees are incurred for the average daily unused commitments.

At March 31, 2018, there were no borrowings or letters of credit under the facility.

Weighted Average Interest Rate—At March 31, 2018 and December 31, 2017, our weighted average interest rate on outstanding short-term debt was 4.1% and 1.8%, respectively.

Debt Discount and Issuance Costs—In the three months ended March 31, 2018 and 2017, amortization of debt discounts and debt issuance costs resulted in amortization expense of $4 million and $8 million, respectively, which is included in Interest expense in the Consolidated Statements of Income.

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

7.	Financial Instruments and Fair Value Measurements

We are exposed to market risks, such as changes in commodity pricing, currency exchange rates and interest rates. To manage the volatility related to these exposures, we selectively enter into derivative transactions pursuant to our risk management policies.

A summary of our financial instruments, risk management policies, derivative instruments, hedging activities and fair value measurement can be found in Notes 2 and 14 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2017. If applicable, updates have been included in the respective sections below.

At March 31, 2018 and December 31, 2017, we had marketable securities classified as Cash and cash equivalents of $1,312 million and $1,035 million, respectively.

Foreign Currency Gain (Loss)—Other income, net, in the Consolidated Statements of Income reflected foreign currency gains of $6 million for the three months ended March 31, 2018 and foreign currency losses of $5 million for the three months ended March 31, 2017.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Instruments Measured at Fair Value on a Recurring Basis—The following table summarizes financial instruments outstanding as of March 31, 2018 and December 31, 2017 that are measured at fair value on a recurring basis:

	March 31, 2018		December 31, 2017
	Notional	Fair	Notional	Fair	Balance Sheet
Millions of dollars	Amount	Value	Amount	Value	Classification
Assets–
Derivatives designated as hedges:
Foreign currency	$498	$54	$—	$26	Prepaid expenses and other current assets
Foreign currency	—	—	2,000	25	Other assets
Interest rates	—	26	—	20	Prepaid expenses and other current assets
Interest rates	600	13	650	1	Other assets
Derivatives not designated as hedges:
Commodities	74	5	77	20	Prepaid expenses and other current assets
Foreign currency	377	2	19	—	Prepaid expenses and other current assets
Non-derivatives:
Available-for-sale debt securities	696	696	960	960	Short-term investments
Equity securities	350	346	350	347	Short-term investments

Total	$2,595	$1,142	$4,056	$1,399

Liabilities–
Derivatives designated as hedges:
Commodities	$71	$7	$97	$8	Accrued liabilities
Commodities	3	—	5	—	Other liabilities
Foreign currency	139	52	139	29	Accrued liabilities
Foreign currency	2,950	237	950	140	Other liabilities
Interest rates	—	5	—	5	Accrued liabilities
Interest rates	3,400	67	3,350	58	Other liabilities
Derivatives not designated as hedges:
Commodities	65	8	108	29	Accrued liabilities
Foreign currency	372	5	995	11	Accrued liabilities
Non-derivatives:
Performance share awards	28	28	23	23	Accrued liabilities
Performance share awards	1	1	27	27	Other liabilities

Total	$7,029	$410	$5,694	$330

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

All derivatives and available-for-sale debt securities in the tables above are classified as Level 2. Our limited partnership investments included in our equity securities discussed below, are measured at fair value using the net asset value (“NAV”) per share (or its equivalent) practical expedient and have not been classified in the fair value hierarchy.

At March 31, 2018, our outstanding foreign currency and commodity contracts not designated as hedges mature from April 2018 to June 2018 and from April 2018 to January 2019, respectively.

Financial Instruments Not Measured at Fair Value on a Recurring Basis—The following table presents the carrying value and estimated fair value of our financial instruments that are not measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017. Short-term loans receivable, which represent our repurchase agreements, and short-term and long-term debt are recorded at amortized cost in the Consolidated Balance Sheets. The carrying fair values of short-term and long-term debt exclude capital leases and commercial paper.

	March 31, 2018		December 31, 2017
Millions of dollars	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-derivatives:
Assets:
Short-term loans receivable	$586	$586	$570	$570

Liabilities:
Short-term debt	$73	$71	$64	$75
Long-term debt	8,510	9,158	8,526	9,442

Total	$8,583	$9,229	$8,590	$9,517

All financial instruments in the table above are classified as Level 2. There were no transfers between Level 1 and Level 2 for any of our financial instruments during the three months ended March 31, 2018 and the year ended December 31, 2017.

Net Investment Hedges—In March 2018, we entered into €400 million of foreign currency contracts that were designated as net investment hedges. These foreign currency contracts expire June 15, 2018. In 2017, we entered into €617 million of foreign currency contracts that were designated as net investment hedges.

In 2016, we also issued euro denominated notes payable due 2022 with notional amounts totaling €750 million that were designated as a net investment hedge.

At March 31, 2018 and December 31, 2017, we had outstanding foreign currency contracts with an aggregate notional value of €1,142 million ($1,287 million) and €742 million ($789 million), respectively, designated as net investment hedges. In addition, at March 31, 2018 and December 31, 2017 we had outstanding foreign-currency denominated debt, with notional amounts totaling €750 million ($925 million) and €750 million ($899 million), respectively, designated as a net investment hedge.

There was no ineffectiveness recorded during the three months ended March 31, 2017 related to these hedging relationships.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash Flow Hedges—The following table summarizes our cash flow hedges outstanding at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Millions of dollars	Notional Value	Notional Value	Expiration Date
Foreign currency	$2,300	$2,300	2021 to 2027
Interest rates	1,000	1,000	2019
Commodities	74	102	2018 to 2019

There was no ineffectiveness recorded during the three months ended March 31, 2017 related to these hedging relationships.

As of March 31, 2018, less than $1 million (on a pretax basis) is scheduled to be reclassified as a decrease to interest expense and $7 million (on a pretax basis) is scheduled to be reclassified as an increase to cost of sales over the next twelve months.

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

We had outstanding interest rate contracts with aggregate notional amounts of $3,000 million at March 31, 2018 and December 31, 2017, respectively, designated as fair value hedges. Our interest rate contracts outstanding at March 31, 2018 mature from 2019 to 2027.

There was no ineffectiveness recorded for the three months ended March 31, 2017 related to these hedging relationships.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impact on Earnings and Other Comprehensive Income—The following table summarizes the pre-tax effect of derivative instruments and non-derivative instruments on Other comprehensive income and earnings for the three months ended March 31:

	Effect of Financial Instruments
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI to Income		Gain (Loss) Recognized in Income		Income Statement
Millions of dollars	2018	2017	2018	2017	2018	2017	Classification
Derivatives designated as net investment hedges:
Foreign currency	$(17)	$(22)	$—	$—	$5	$—	Interest expense
Derivatives designated as cash flow hedges:
Commodities	(3)	(2)	4	—	—	—	Cost of sales
Foreign currency	(108)	(7)	62	25	8	12	Other income, net; Interest expense
Interest rates	49	7	—	—	—	—	Interest expense
Derivatives designated as fair value hedges:
Interest rates	—	—	—	—	(44)	(1)	Interest expense
Derivatives not designated as hedges:
Commodities	—	—	—	—	1	(1)	Sales and other operating revenues
Commodities	—	—	—	—	(4)	(11)	Cost of sales
Foreign currency	—	—	—	—	(19)	(1)	Other income, net
Non-derivatives designated as net investment hedges:
Long-term debt	(25)	(10)	—	—	—	—	Other income, net

Total	$(104)	$(34)	$66	$25	$(53)	$(2)

The derivative amounts excluded from effectiveness testing for foreign currency contracts designated as net investment hedges recognized in other comprehensive income and interest expense for the three months ended March 31, 2018 were $4 million and $5 million, respectively.

For the three months ended March 31, 2018, a $62 million gain for our foreign currency contracts designated as cash flow hedges was reclassified from AOCI to Other income, net.

The pre-tax effect of the periodic receipt of fixed interest and payment of variable interest associated with our fixed-for-floating interest rate swaps resulted in an additional gain recognized in Interest expense of $3 million and $7 million during the three months ended March 31, 2018 and 2017, respectively.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investments in Available-for-Sale Debt Securities—The following table summarizes the amortized cost, gross unrealized gains and losses, and fair value of our available-for-sale debt securities that are outstanding as of March 31, 2018 and December 31, 2017:

	March 31, 2018
Millions of dollars	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale debt securities:
Commercial paper	$50	$—	$—	$50
Bonds	646	1	(1)	646

Total available-for-sale debt securities	$696	$1	$(1)	$696

	December 31, 2017
Millions of dollars	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Commercial paper	$180	$—	$—	$180
Bonds	630	—	—	630
Certificates of deposit	150	—	—	150
Limited partnership investments	350	2	(5)	347

Total available-for-sale securities	$1,310	$2	$(5)	$1,307

No losses related to other-than-temporary impairments of our available-for-sale debt securities have been recorded in Accumulated other comprehensive loss during the three months ended March 31, 2018 and the year ended December 31, 2017.

As of March 31, 2018, our available-for-sale debt securities had the following maturities: commercial paper securities had maturities of three months and bonds had maturities between three and thirty-one months.

The proceeds from maturities and sales of our available-for-sale debt securities during the three months ended March 31, 2018 and 2017 are summarized in the following table:

	Three Months Ended March 31,
Millions of dollars	2018	2017
Proceeds from maturities of securities	$335	$338
Proceeds from sales of securities	—	—

No gain or loss was realized in connection with the sales of our available-for-sale debt securities during the three months ended March 31, 2018 and 2017.

During the three months ended March 31, 2017, we had maturities of our held-to-maturity securities of $44 million.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the fair value and unrealized losses related to available-for-sale debt securities that were in a continuous unrealized loss position for less than and greater than twelve months as of March 31, 2018 and December 31, 2017:

	March 31, 2018
	Less than 12 months		Greater than 12 months
Millions of dollars	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale debt securities:
Bonds	$247	$(1)	$25	$—

	December 31, 2017
	Less than 12 months		Greater than 12 months
Millions of dollars	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale securities:
Limited partnership investments	$117	$(5)	$—	$—

Investments in Equity Securities—Our equity securities primarily consist of our limited partnership investments, which include investments in, among other things, equities and equity related securities, debt securities, credit instruments, global interest rate products, currencies, commodities, futures, options, warrants and swaps. These investments may be redeemed at least monthly with advance notice ranging up to ninety days.

The following table summarizes the portion of unrealized gains and losses for the equity securities that are outstanding as of March 31, 2018:

Millions of dollars
Net losses recognized during the period	$(1)
Less: Net gains (losses) recognized during the period on securities sold	—

Unrealized losses recognized during the period	$(1)

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	Pension and Other Postretirement Benefits

Net periodic pension benefits included the following cost components for the periods presented:

	Three Months Ended March 31,
	2018		2017
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$13	$9	$12	$9
Interest cost	15	8	15	5
Expected return on plan assets	(30)	(6)	(30)	(4)
Actuarial and investment loss amortization	5	3	5	4

Net periodic benefit costs	$3	$14	$2	$14

Net periodic other postretirement benefits included the following cost components for the periods presented:

	Three Months Ended March 31,
	2018		2017
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$1	$1	$1	$1
Interest cost	2	—	2	—
Actuarial loss amortization	—	—	—	1

Net periodic benefit costs	$3	$1	$3	$2

The components of net periodic benefit cost other than the service cost component are included in Other income, net in the Consolidated Statements of Income.

9.	Income Taxes

Our effective income tax rate for the three months ended March 31, 2018 was 19.8% compared with 28.1% for the three months ended March 31, 2017. Our effective income tax rate fluctuates based on, among other factors, changes in statutory tax rates, changes in pretax income in countries with varying statutory tax rates, changes in valuation allowances, changes in foreign exchange gains/losses, the amount of exempt income, and changes in unrecognized tax benefits associated with uncertain tax positions.

Compared with the three months ended March 31, 2017, the lower effective tax rate for the three months ended March 31, 2018 was primarily attributable to the impact of the reduction to the U.S. federal statutory tax rate as a result of the U.S.-enacted “H.R.1,” also known as the “Tax Act” and increases in exempt income, partially offset by the repeal of the U.S. domestic production activity deduction.

We monitor income tax developments in countries where we conduct business. On December 22, 2017, the Tax Act was enacted with some provisions effective as early as 2017 while others were delayed until 2018. This change in U.S. tax law included a reduction in the federal corporate tax rate from 35% to 21% for years beginning after 2017, which resulted in the remeasurement of our U.S. net deferred income tax liabilities. Our 2017 income tax provision included a provisional estimate of $819 million income tax benefit related to the remeasurement of our U.S. net deferred income tax liabilities. The impact of the Tax Act may differ from this reasonable estimate due to additional guidance that may be issued, changes in assumptions made, and the finalization of certain U.S. income tax positions

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

with the filing of our 2017 U.S. income tax return which will allow for the ability to conclude whether any further adjustments are necessary to our deferred tax assets and liabilities. Any adjustments to these provisional amounts will be reported as a component of income tax expense in the reporting period in which any such adjustments are identified which will be no later than the fourth quarter of 2018. We will continue to analyze the Tax Act to determine the full effects of the new law.

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

Environmental Remediation—Our accrued liability for future environmental remediation costs at current and former plant sites and other remediation sites totaled $102 million as of March 31, 2018 and December 31, 2017. At March 31, 2018, the accrued liabilities for individual sites range from less than $1 million to $19 million. The remediation expenditures are expected to occur over a number of years, and not to be concentrated in any single year. In our opinion, it is reasonably possible that losses in excess of the liabilities recorded may have been incurred. However, we cannot estimate any amount or range of such possible additional losses. New information about sites, new technology or future developments such as involvement in investigations by regulatory agencies, could require us to reassess our potential exposure related to environmental matters.

The following table summarizes the activity in our accrued environmental liability included in “Accrued liabilities” and “Other liabilities:”

	Three Months Ended March 31,
Millions of dollars	2018	2017
Beginning balance	$102	$95
Amounts paid	(2)	(2)
Foreign exchange effects	2	1

Ending balance	$102	$94

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Access Indemnity Demand—In December 2010, one of our subsidiaries received demand letters from affiliates of Access Industries (collectively, “Access Entities”), a more than five percent shareholder of the Company, demanding indemnity for losses, including attorney’s fees and expenses, arising out of a 2007 management agreement and a pending lawsuit styled Edward S. Weisfelner, as Litigation Trustee of the LB Litigation Trust v. Leonard Blavatnik, et al., Adversary Proceeding No. 09-1375 (REG), in the United States Bankruptcy Court, Southern District of New York. In the Weisfelner lawsuit, the plaintiffs sought recovery from Access all amounts earned by the Access Entities related to their purchase of shares of Lyondell Chemical Company (“Lyondell Chemical”) prior to its acquisition by Basell AF S.C.A.; distributions by Basell AF S.C.A. to its shareholders before it acquired Lyondell Chemical; and management and transaction fees and expenses.

The Access Entities also demanded $100 million in management fees under the management agreement between an Access affiliate and the predecessor of LyondellBasell AF, as well as other unspecified amounts relating to advice purportedly given in connection with financing and other strategic transactions.

In June 2009, an Access affiliate filed a proof of claim in Bankruptcy Court against LyondellBasell AF seeking “no less than $723,963.65” for the amounts allegedly owed under the 2007 management agreement.

We do not believe that the 2007 management agreement is in effect or that the Company or any Company-affiliated entity owes any obligations under the management agreement, including for management fees or for indemnification. We have defended our position in proceedings and against any claims or demands that have been asserted. In April 2011, Lyondell Chemical filed an objection to the claim and brought a declaratory judgment action for a determination that the demands are not valid and the declaratory judgment action was stayed per the parties’ agreement pending the outcome of the Weisfelner lawsuit.

The Weisfelner lawsuit went to trial in October 2016. In April 2017, the trial court awarded $12.6 million to the plaintiffs and denied all other relief, and in May 2017 the court issued its Final Judgment reflecting this ruling. The plaintiffs filed an appeal to the Federal District Court for the Southern District of New York, which largely affirmed the Final Judgment on January 24, 2018.

In April 2018, the Company and the Access Entities agreed to settle all claims, including under the 2009 Proof of Claim and 2007 Management Agreement, described in the April 2011 declaratory judgment action and the Access Entities’ December 2010 demand letters. No payments were required by either side under the settlement agreement; the declaratory judgment action will be dismissed and the Proof of Claim will be withdrawn.

Indemnification—We are parties to various indemnification arrangements, including arrangements entered into in connection with acquisitions, divestitures and the formation and dissolution of joint ventures. Pursuant to these arrangements, we provide indemnification to and/or receive indemnification from other parties in connection with liabilities that may arise in connection with the transactions and in connection with activities prior to completion of the transactions. These indemnification arrangements typically include provisions pertaining to third party claims relating to environmental and tax matters and various types of litigation. As of March 31, 2018, we had not accrued any significant amounts for our indemnification obligations, and we are not aware of other circumstances that would likely lead to significant future indemnification obligations. We cannot determine with certainty the potential amount of future payments under the indemnification arrangements until events arise that would trigger a liability under the arrangements.

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

Dividend Distributions—On March 12, 2018, we paid a cash dividend of $1.00 per share for an aggregate of $395 million to shareholders of record on March 5, 2018.

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

The following table summarizes our share repurchase activity for the periods presented:

	Three Months Ended March 31, 2018
Millions of dollars, except shares and per share amounts	Shares Repurchased	Average Purchase Price	Total Purchase Price, Including Commissions
May 2017 Share Repurchase Program	1,292,480	$107.17	$138

	Three Months Ended March 31, 2017
Millions of dollars, except shares and per share amounts	Shares Repurchased	Average Purchase Price	Total Purchase Price, Including Commissions
May 2016 Share Repurchase Program	1,533,713	$90.64	$139

Due to the timing of settlements, total cash paid for share repurchases for the three months ended March 31, 2018 and 2017 was $119 million and $160 million, respectively.

Ordinary Shares—The changes in the outstanding amounts of ordinary shares are as follows:

	Three Months Ended March 31,
	2018	2017
Ordinary shares outstanding:
Beginning balance	394,512,054	404,046,331
Share-based compensation	235,671	237,758
Warrants exercised	—	4,099
Employee stock purchase plan	27,179	26,909
Purchase of ordinary shares	(1,292,480)	(1,533,713)

Ending balance	393,482,424	402,781,384

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Treasury Shares—The changes in the amounts of treasury shares held by the Company are as follows:

	Three Months Ended
	March 31,
	2018	2017
Ordinary shares held as treasury shares:
Beginning balance	183,928,109	174,389,139
Share-based compensation	(235,671)	(237,758)
Warrants exercised	—	509
Employee stock purchase plan	(27,179)	(26,909)
Purchase of ordinary shares	1,292,480	1,533,713

Ending balance	184,957,739	175,658,694

Accumulated Other Comprehensive Income (Loss)—The components of, and after-tax changes in, Accumulated other comprehensive loss as of and for the three months ended March 31, 2018 and 2017 are presented in the following table:

			Unrealized
			Gains (Losses)
		Unrealized	on Equity
		Gains	Securities	Defined
		(Losses)	and Equity	Benefit
		on Available	Securities	Pension	Foreign
		-For-Sale	Held by	and Other	Currency
	Financial	Debt	Equity	Postretirement	Translation
Millions of dollars	Derivatives	Securities	Investees	Benefit Plans	Adjustments	Total
Balance – January 1, 2018	$(120)	$—	$17	$(421)	$(761)	$(1,285)
Adoption of accounting standards	(2)	—	(17)	(51)	—	(70)
Other comprehensive income (loss) before reclassifications	(61)	—	—	—	37	(24)
Tax benefit before reclassifications	17	—	—	—	3	20
Amounts reclassified from accumulated other comprehensive income (loss)	66	—	—	8	—	74
Tax expense	(15)	—	—	(1)	—	(16)

Net other comprehensive income (loss)	7	—	—	7	40	54

Balance – March 31, 2018	$(115)	$—	$—	$(465)	$(721)	$(1,301)

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

			Unrealized
			Gains (Losses)
		Unrealized	on Equity
		Gains	Securities	Defined
		(Losses)	and Equity	Benefit
		on Available	Securities	Pension	Foreign
		-For-Sale	Held by	and Other	Currency
	Financial	Debt	Equity	Postretirement	Translation
Millions of dollars	Derivatives	Securities	Investees	Benefit Plans	Adjustments	Total
Balance – January 1, 2017	$(75)	$1	$—	$(498)	$(939)	$(1,511)
Other comprehensive income (loss) before reclassifications	(2)	(1)	8	—	38	43
Tax (expense) benefit before reclassifications	6	—	1	—	(2)	5
Amounts reclassified from accumulated other comprehensive income (loss)	25	—	—	10	—	35
Tax expense	(7)	—	—	(3)	—	(10)

Net other comprehensive income (loss)	22	(1)	9	7	36	73

Balance – March 31, 2017	$(53)	$—	$9	$(491)	$(903)	$(1,438)

The amounts reclassified out of each component of Accumulated other comprehensive loss are as follows:

	Three Months Ended March 31,		Affected Line Item on the Consolidated Statements of Income
Millions of dollars	2018	2017
Reclassification adjustments for:
Financial derivatives – Foreign currency	$62	$25	Other income, net
Financial derivatives – Commodities	4	—	Cost of sales
Income tax expense	15	7	Provision for income taxes

Financial derivatives, net of tax	51	18
Amortization of defined pension items:
Actuarial loss	8	10
Income tax expense	1	3

Defined pension items, net of tax	7	7

Total reclassifications, before tax	74	35
Income tax expense	16	10	Provision for income taxes

Total reclassifications, after tax	$58	$25	Amount included in net income

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization of prior service cost and actuarial loss is included in the computation of net periodic pension and other postretirement benefit costs (see Note 8).

12.	Per Share Data

Basic earnings per share are based upon the weighted average number of shares of common stock outstanding during the periods. Diluted earnings per share includes the effect of certain stock option awards and other equity-based compensation awards. We have unvested restricted stock units that are considered participating securities for earnings per share.

Earnings per share data and dividends declared per share of common stock are as follows:

	Three Months Ended March 31,
	2018		2017
	Continuing	Discontinued	Continuing	Discontinued
Millions of dollars	Operations	Operations	Operations	Operations
Net income (loss)	$1,231	$—	$805	$(8)
Less: net (income) loss attributable to non-controlling interests	—	—	—	—

Net income (loss) attributable to the Company shareholders	1,231	—	805	(8)
Net income attributable to participating securities	(1)	—	(1)	—

Net income (loss) attributable to ordinary shareholders – basic and diluted	$1,230	$—	$804	$(8)

Millions of shares, except per share amounts
Basic weighted average common stock outstanding	394	394	403	403
Effect of dilutive securities:
PSU awards	1	1	—	—

Potential dilutive shares	395	395	403	403

Earnings (loss) per share:
Basic	$3.12	$—	$2.00	$(0.02)

Diluted	$3.11	$—	$2.00	$(0.02)

Millions of shares, except per share amounts
Participating securities	0.5	0.5	0.4	0.4

Dividends declared per share of common stock	$1.00	$—	$0.85	$—

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.	Segment and Related Information

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

“Other” includes intersegment eliminations and items that are not directly related or allocated to business operations, such as foreign exchange gains (losses) and components of pension and other postretirement benefit costs other than service cost. Sales between segments are made primarily at prices approximating prevailing market prices.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized financial information concerning reportable segments is shown in the following table for the periods presented:

	Three Months Ended March 31, 2018
Millions of dollars	O&P– Americas	O&P– EAI	I&D	Refining	Technology	Other	Total
Sales and other operating revenues:
Customers	$1,882	$3,485	$2,310	$2,002	$88	$—	$9,767
Intersegment	876	77	33	255	27	(1,268)	—

	2,758	3,562	2,343	2,257	115	(1,268)	9,767

Income from equity investments	17	76	3	—	—	—	96
EBITDA	780	518	486	63	56	10	1,913

	Three Months Ended March 31, 2017
Millions of dollars	O&P– Americas	O&P– EAI	I&D	Refining	Technology	Other	Total
Sales and other operating revenues:
Customers	$1,999	$2,967	$2,121	$1,250	$93	$—	$8,430
Intersegment	605	57	29	103	27	(821)	—

	2,604	3,024	2,150	1,353	120	(821)	8,430

Income from equity investments	14	66	1	—	—	—	81
EBITDA	723	529	339	(30)	60	(4)	1,617

In the first three months of 2017, our O&P–Americas segment results included a $31 million gain on the sale of our Lake Charles, Louisiana site. Our I&D segment results for the first quarter of 2017 included charges approximating $40 million primarily related to the precious metal catalysts.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of EBITDA to Income from continuing operations before income taxes is shown in the following table for each of the periods presented:

	Three Months Ended March 31,
Millions of dollars	2018	2017
EBITDA:
Total segment EBITDA	$1,903	$1,621
Other EBITDA	10	(4)
Less:
Depreciation and amortization expense	(299)	(296)
Interest expense	(91)	(207)
Add:
Interest income	11	6

Income from continuing operations before income taxes	$1,534	$1,120

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

OVERVIEW

We started 2018 with strong operations, capturing higher margins for several of our products and advancing our organic and inorganic growth programs. EBITDA improved by 11% relative to the fourth quarter of 2017 and by 18% relative to the first quarter of 2017. Global polyolefins demand remained solid. While U.S. ethylene prices weakened, a tight market for polyolefins supported a polyethylene price increase and strong chain margins. Strong results for our Intermediates and Derivatives (“I&D”) segment were driven primarily by higher margins, while our reliability initiatives at our Houston refinery resulted in strong operations during the first quarter of 2018.

Significant items that affected our results during the first quarter of 2018 relative to the first quarter of 2017 include:

•	Strong global polyolefins markets led to higher margins in our O&P–Americas segment, offset in part by small volume declines;

•	Slightly lower O&P–EAI results with margin declines in Europe, mostly offset by favorable foreign exchange impacts;

•	I&D segment results improved with increased margins; and

•	Refining segment results reflected normal operations relative to the turnaround activity in first quarter 2017, resulting in higher crude processing rates and improved yields.

Other noteworthy items since the beginning of the year include the following:

•	Announcement of definitive agreement in February 2018 to acquire A. Schulman, Inc., a leading global supplier of high-performance plastic compounds, composites and powders, for a total consideration of $2.25 billion;

•	Acquired a 50% interest in Quality Circular Polymers, a high standard plastics recycling company in Sittard-Geleen, Netherlands; and

•	Increased quarterly dividend from $0.90 cents to $1.00 in February 2018.

Results of operations for the periods discussed are presented in the table below:

	Three Months Ended March 31,
Millions of dollars	2018	2017
Sales and other operating revenues	$9,767	$8,430
Cost of sales	8,012	6,991
Selling, general and administrative expenses	233	204
Research and development expenses	28	25

Operating income	1,494	1,210
Interest expense	(91)	(207)
Interest income	11	6
Other income, net	24	30
Income from equity investments	96	81
Provision for income taxes	303	315

Income from continuing operations	1,231	805
Loss from discontinued operations, net of tax	—	(8)

Net income	$1,231	$797

RESULTS OF OPERATIONS

Revenues—Revenues increased by $1,337 million, or 16%, in the first quarter of 2018 compared to the first quarter of 2017.

Average sales prices in the first quarter of 2018 were higher for most of our products as sales prices generally correlate with crude oil prices, which on average, increased compared to the corresponding period in 2017. These higher prices led to an increase in first quarter 2018 revenues of 7%. Higher volumes in our Refining and O&P-EAI segments, which were offset approximately 35% by lower O&P–Americas and I&D segment volumes, resulted in a revenue increase of 3% in the first quarter of 2018. Favorable foreign exchange impacts also resulted in a revenue increase of 6%.

Cost of Sales—Cost of sales increased by $1,021 million, or 15%, in the first quarter of 2018 compared to the first quarter of 2017 primarily due to increases in feedstock and energy costs.

Operating Income—Operating income increased by $284 million in the first quarter of 2018 compared to the first quarter of 2017.

Operating income for our I&D, O&P–Americas and Refining segments increased relative to the first quarter of 2017 by $139 million, $92 million and $85 million, respectively. These increases were offset in part by a decrease of $28 million in our O&P–EAI segment.

Results for each of our business segments are discussed further in the “Segment Analysis” section below.

Interest Expense—Interest expense decreased by $116 million in the first quarter of 2018 compared to the first quarter of 2017.

In March 2017, we recognized charges totaling $113 million related to the redemption of $1,000 million of our outstanding 5% senior notes due 2019. These charges included $65 million of prepayment premiums, $44 million for adjustments associated with fair value hedges and $4 million for the write-off of associated unamortized debt issuance costs.

Compared to 2017 and excluding the effects of fair value hedges and the charges described above, interest expense decreased $13 million in the first quarter of 2018 due to the redemption of our 5% senior notes due 2019 in the first quarter of 2017, and increased $7 million as a result of the related debt issuance in March 2017 of our 3.5% guaranteed notes due 2027. An increase in the amount of interest capitalized resulted in an incremental decrease in interest expense of $4 million during the first quarter of 2018.

Income Tax—Our effective income tax rate for the first quarter of 2018 was 19.8% compared with 28.1% for the first quarter of 2017.

Our effective income tax rate fluctuates based on, among other factors, changes in statutory tax rates, changes in pretax income in countries with varying statutory tax rates, changes in valuation allowances, changes in foreign exchange gains/losses, the amount of exempt income, and changes in unrecognized tax benefits associated with uncertain tax positions. Our exempt income primarily includes interest income, export incentives, and equity earnings of joint ventures. The interest income is earned by certain of our European subsidiaries through intercompany financings and is either untaxed or taxed at rates substantially lower than the U.S. statutory rate. The export incentives relate to tax benefits derived from elections and structures available for U.S. exports. The equity earnings are attributable to our joint ventures and these earnings when paid through dividends to certain European subsidiaries are eligible for participation exemptions, which exempt the dividend payments from all or portions of normal statutory income tax rates. We currently anticipate the favorable treatment for the interest income and dividends to continue in the near term; however, this treatment is based on current law and tax rulings, which could change. The foreign exchange gains/losses have a permanent impact on our effective income tax rate that can cause unpredictable movement in our effective income tax rate.

Compared with the first quarter of 2017, the lower effective tax rate for the first quarter of 2018 was primarily attributable to the impact of the reduction to the U.S. federal statutory tax rate as a result of the U.S.-enacted “H.R.1,” also known as the “Tax Cuts and Jobs Act” (the “Tax Act”) (-6.3%) and increases in exempt income (-3.3%), partially offset by the repeal of the U.S. domestic production activity deduction (1.2%).

We monitor income tax developments in countries where we conduct business. On December 22, 2017, the Tax Act was enacted with some provisions effective as early as 2017 while others were delayed until 2018. This change in U.S. tax law included a reduction in the federal corporate tax rate from 35% to 21% for years beginning after 2017, which resulted in the remeasurement of our U.S. net deferred income tax liabilities. Our 2017 income tax provision included a provisional estimate of $819 million income tax benefit related to the remeasurement of our U.S. net deferred income tax liabilities. The impact of the Tax Act may differ from this reasonable estimate due to additional guidance that may be issued, changes in assumptions made, and the finalization of certain U.S. income tax positions with the filing of our 2017 U.S. income tax return which will allow for the ability to conclude whether any further adjustments are necessary to our deferred tax assets and liabilities. Any adjustments to these provisional amounts will be reported as a component of income tax expense in the reporting period in which any such adjustments are identified which will be no later than the fourth quarter of 2018. We will continue to analyze the Tax Act to determine the full effects of the new law.

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

Comprehensive Income—Comprehensive income increased by $415 million in the first quarter of 2018 compared to the first quarter of 2017. This improvement reflects higher net income in the first quarter of 2018. These increases were partly offset by unfavorable impacts of financial derivative instruments recognized in the first quarter of 2018 primarily driven by periodic changes in benchmark interest rates.

The predominant functional currency for our operations outside of the U.S. is the euro. Relative to the U.S. dollar, the value of the euro increased during the first quarter of 2018 resulting in net gains as reflected in the Consolidated Statements of Comprehensive Income. These net gains include pre-tax losses of $42 million in the first quarter of 2018 which represent the effective portion of our net investment hedges.

In the first quarter of 2018, the cumulative effects of our derivatives designated as cash flow hedges were net gains of $5 million. The strengthening of the euro against the U.S. dollar in the first quarter of 2018 and periodic changes in benchmark interest rates resulted in pre-tax losses of $108 million related to our cross-currency swaps. Pre-tax gains of $62 million related to our cross-currency swaps were reclassification adjustments included in other income, net in the first quarter of 2018. Pre-tax gains of $49 million related to forward-starting interest rate swaps were driven by changes in benchmark interest rates in the first quarter of 2018.

Segment Analysis

We use earnings before interest, income taxes, and depreciation and amortization (“EBITDA”) as our measure of profitability for segment reporting purposes. This measure of segment operating results is used by our chief operating decision maker to assess the performance of and allocate resources to our operating segments. Intersegment eliminations and items that are not directly related or allocated to business operations, such as foreign exchange gains or losses and components of pension and other postretirement benefits other than service costs are included in “Other.” For additional information related to our operating segments, as well as a reconciliation of EBITDA to its nearest GAAP measure, Income from continuing operations before income taxes, see Note 13, Segment and Related Information, to our Consolidated Financial Statements.

Our continuing operations are divided into five reportable segments: O&P–Americas; O&P–EAI; I&D; Refining; and Technology. Revenues and the components of EBITDA for the periods presented are reflected in the table below.

	Three Months Ended March 31,
Millions of dollars	2018	2017
Sales and other operating revenues:
O&P–Americas segment	$2,758	$2,604
O&P–EAI segment	3,562	3,024
I&D segment	2,343	2,150
Refining segment	2,257	1,353
Technology segment	115	120
Other, including intersegment eliminations	(1,268)	(821)

Total	$9,767	$8,430

Operating income (loss):
O&P–Americas segment	$651	$559
O&P–EAI segment	373	401
I&D segment	408	269
Refining segment	15	(70)
Technology segment	46	50
Other, including intersegment eliminations	1	1

Total	$1,494	$1,210

Depreciation and amortization:
O&P–Americas segment	$107	$118
O&P–EAI segment	63	59
I&D segment	73	69
Refining segment	46	40
Technology segment	10	10

Total	$299	$296

Income from equity investments:
O&P–Americas segment	$17	$14
O&P–EAI segment	76	66
I&D segment	3	1

Total	$96	$81

	Three Months Ended March 31,
Millions of dollars	2018	2017
Other income (expense), net:
O&P–Americas segment	$5	$32
O&P–EAI segment	6	3
I&D segment	2	—
Refining segment	2	—
Other, including intersegment eliminations	9	(5)

Total	$24	$30

EBITDA:
O&P–Americas segment	$780	$723
O&P–EAI segment	518	529
I&D segment	486	339
Refining segment	63	(30)
Technology segment	56	60
Other, including intersegment eliminations	10	(4)

Total	$1,913	$1,617

Olefins and Polyolefins–Americas Segment

Overview—EBITDA in the first quarter 2018 was higher than the first quarter of 2017 due to strong polyolefins results, which were partly offset by lower volumes. EBITDA for the first quarter of 2017 included a $31 million gain on the sale of our Lake Charles, Louisiana, site.

Ethylene Raw Materials—Although prices of crude-based liquids and natural gas liquids are generally related to crude oil and natural gas prices, during specific periods the relationships among these materials and benchmarks may vary significantly. We have significant flexibility to vary the raw material mix and process conditions in our U.S. olefins plants in order to maximize profitability as market prices for both feedstocks and products change.

As in recent years, strong supplies from the U.S. shale gas/oil boom resulted in ethane being a preferred feedstock in our U.S. plants in 2018. In the first quarters of 2018 and 2017, we produced approximately 80% and 75%, respectively, of our ethylene from ethane. Despite generally higher liquid feedstock prices, strong propylene and butadiene coproduct prices at various points during these periods also brought liquids into our feedslate.

The following table sets forth selected financial information for the O&P–Americas segment including Income from equity investments, which is a component of EBITDA:

	Three Months Ended March 31,
Millions of dollars	2018	2017
Sales and other operating revenues	$2,758	$2,604
Income from equity investments	17	14
EBITDA	780	723

Revenues—Revenues for our O&P–Americas segment increased by $154 million, or 6%, in the first quarter of 2018 compared to the first quarter of 2017.

Average polyolefins sales prices were higher in the first quarter of 2018, compared to first quarter of 2017. Polyethylene sales prices increased due to strong market demand, while polypropylene average sales prices rose in response to increases in propylene prices. These higher sales prices were responsible for an increase in revenues of 8% in the first quarter of 2018.

Sub-freezing weather conditions on the Gulf Coast in mid-January resulted in unplanned downtime at our facilities and those of our competitors. These unplanned outages led to a decline in sales volumes across most products, which was responsible for a revenue decrease of 2% in the first quarter of 2018.

EBITDA—EBITDA increased by $57 million, or 8%, in the first quarter of 2018 compared to the first quarter of 2017.

Polyethylene and polypropylene margins increased by 11 cents per pound and 5 cents per pound, respectively, leading to a 20% improvement in EBITDA in the first quarter of 2018. These margin increases reflect higher sales prices and lower ethylene feedstock price in the case of polyethylene, and for polypropylene, higher sales prices that rose in response to increases in propylene feedstock costs.

These EBITDA improvements were offset by a 4% decrease relative to the first quarter of 2017 related to the gain on sale of our Lake Charles, Louisiana site discussed above. The lower volumes discussed above resulted in a further decline in EBITDA of 8%.

Olefins and Polyolefins–Europe, Asia, International Segment

Overview—First quarter 2018 EBITDA declined slightly compared to the first quarter of 2017 as lower margins in Europe were mostly offset by the favorable impacts of foreign exchange, increased sales volumes and improved income from equity investments.

The following table sets forth selected financial information for the O&P–EAI segment including Income from equity investments, which is a component of EBITDA:

	Three Months Ended March 31,
Millions of dollars	2018	2017
Sales and other operating revenues	$3,562	$3,024
Income from equity investments	76	66
EBITDA	518	529

Revenues—Revenues increased by $538 million, or 18%, in the first quarter of 2018 compared to the first quarter of 2017.

Increased production stemming from an improvement in operating rates, and higher demand compared to the first quarter of 2017 led to higher sales volumes across most products. These increased volumes resulted in a revenue increase of 3% in the first quarter of 2018. Higher average sales prices for most products in the first quarter of 2018 also resulted in a 3% revenue increase.

Foreign exchange impacts that, on average, were favorable for the first quarter of 2018 resulted in an additional revenue increase of 12% compared to the first quarter of 2017.

EBITDA—EBITDA in the first quarter of 2018 decreased by $11 million, or 2%, compared to the first quarter of 2017.

In the first quarter of 2018, lower margins in Europe, which declined mainly due to a 4 cents per pound decrease in polyethylene spreads and a 4 cents per pound increase in the weighted average cost of ethylene production, led to a 19% decline in EBITDA.

This decline was largely offset by favorable foreign exchange impacts and higher volumes across most products which increased EBITDA by 12% and 3%, respectively, relative to the first quarter of 2017. An additional 2% increase in EBITDA resulted from higher income from our equity investments in the first quarter of 2018.

Intermediates and Derivatives Segment

Overview—EBITDA for our I&D segment was higher in the first quarter of 2018 than the first quarter of 2017 as margins benefited from industry supply constraints and strong demand. EBITDA for the first quarter of 2017 included a negative impact of approximately $40 million related to precious metal catalysts.

The following table sets forth selected financial information for the I&D segment including Income from equity investments, which is a component of EBITDA:

	Three Months Ended March 31,
Millions of dollars	2018	2017
Sales and other operating revenues	$2,343	$2,150
Income from equity investments	3	1
EBITDA	486	339

Revenues—Revenues increased by $193 million, or 9%, in the first quarter of 2018 compared to the first quarter of 2017.

Higher average sales prices in the first quarter of 2018 for most products, which reflect the impacts of higher feedstock and energy costs and recent industry supply constraints, were responsible for a revenue increase of 7%. Foreign exchange impacts that, on average, were higher in the first quarter of 2018 relative to the prior year period added another 4% to revenues.

These increases were partially offset by a revenue decrease of 2% in the first quarter of 2018, primarily due to lower sales volumes for intermediate chemicals products. This volume driven decline was largely due to planned and unplanned outages at our facilities at La Porte and Channelview, Texas, and Tuscola, Illinois.

EBITDA—EBITDA increased $147 million, or 43%, in the first quarter of 2018 compared to the first quarter of 2017.

Higher margins led to a 36% improvement in first quarter 2018 EBITDA relative to the first quarter of 2017. Tight supplies driven by seasonal demand for PO and derivatives products and by industry outages for several intermediate chemicals products led to higher sales prices. PO and derivatives and intermediate chemicals each accounted for approximately 40% of the margin improvement. The remaining increase in margins was attributable to oxyfuels and related products, which benefited from an approximate $13 per barrel increase in crude oil prices that more than offset the higher cost of feedstocks. An additional 12% increase in first quarter 2018 EBITDA, as compared to the corresponding prior year period, stems from the absence of the first quarter 2017 unfavorable impact associated with precious metal catalysts. These improvements were partly offset by a 5% decline in EBITDA due to the impact of lower volumes discussed above.

Refining Segment

Overview—EBITDA for our Refining segment benefited from higher crude processing rates and higher yields in the first quarter of 2018 compared to the corresponding period in 2017, which was impacted by planned and unplanned maintenance outages.

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

	Three Months Ended March 31,
Millions of dollars	2018	2017
Sales and other operating revenues	$2,257	$1,353
EBITDA	63	(30)

Heavy crude processing rates, thousands of barrels per day	252	193

Market margins, dollars per barrel
Light crude oil – 2-1-1	$12.62	$11.86
Light crude – Maya differential	8.10	8.78

Total Maya 2-1-1	$20.72	$20.64

Revenues—Revenues increased by $904 million, or 67%, in the first quarter of 2018 compared to the first quarter of 2017.

Higher product prices led to a revenue increase of 26%, relative to the first quarter of 2017 due to an average crude oil price increase of approximately $13 per barrel. Heavy crude oil processing rates increased by approximately 30% in the first quarter of 2017, leading to a volume driven revenue increase of 41%.

EBITDA—EBITDA increased by $93 million, or 310%, in the first quarter of 2018 compared to the first quarter of 2017.

Higher production accounted for approximately one third of the EBITDA improvement in the first quarter of 2017. Crude oil processing rates in 2018 were higher than 2017, which was negatively impacted by downtime at one of our crude units and at our fluid catalytic cracking (“FCC”) unit.

Refining margins accounted for the remaining improvement in first quarter 2018 EBITDA. Margins were higher on better yields for the first quarter 2018 compared to the same period in 2017, which was negatively impacted by the planned turnaround activity on our FCC unit.

Technology Segment

Overview—EBITDA for the Technology segment declined in the first quarter of 2018 compared to the first quarter 2017 with lower licensing and services revenues.

The following table sets forth selected financial information for the Technology segment:

	Three Months Ended March 31,
Millions of dollars	2018	2017
Sales and other operating revenues	$115	$120
EBITDA	56	60

Revenues—Revenues decreased by $5 million, or 4%, in the first quarter of 2018 compared to the first quarter of 2017.

Lower licensing and services revenues were responsible for a revenue decrease of 4% in the first quarter of 2018 relative to the first quarter of 2017. Lower catalyst volumes and average sales prices led to additional revenue declines of 9% and 5%, respectively. These revenue decreases were partially offset by a 14% revenue increase in the first quarter of 2018 stemming from favorable foreign exchange impacts.

EBITDA—EBITDA decreased by $4 million, or 7%, in the first quarter of 2018 compared to the first quarter of 2017, primarily due to lower licensing and services revenues.

FINANCIAL CONDITION

Operating, investing and financing activities, which are discussed below, are presented in the following table:

	Three Months Ended March 31,
Millions of dollars	2018	2017
Source (use) of cash:
Operating activities	$1,006	$678
Investing activities	(189)	(541)
Financing activities	(520)	(537)

Operating Activities—Cash of $1,006 million generated by operating activities in the first quarter of 2018 reflected an increase in earnings adjusted for non-cash items, offset by payments for taxes and employee bonuses, and $179 million of cash consumed by the main components of working capital–accounts receivable, inventories and accounts payable.

Higher first quarter 2018 sales volumes in our O&P–EAI segment relative to the fourth quarter of 2017 resulted in the increase in accounts receivable. The delay in cargo deliveries for our refining segment from December 2017 to the first quarter of 2018 combined with their seasonally lower year-end inventory levels led to the increase in inventories. Increased feedstock prices for our refining segment in the first quarter of 2018 was the primary driver for the increase in accounts payable.

The main components of working capital consumed $423 million of cash in the first quarter of 2017. The increase in accounts receivable, which was the most significant component of the change in working capital, was mainly driven by higher product sales prices in our O&P–Americas, O&P–EAI and I&D segments in the first quarter of 2017 relative to the fourth quarter of 2016.

Investing Activities—We invest cash in investment-grade and other high-quality instruments that provide adequate flexibility to redeploy funds as needed to meet our cash flow requirements while maximizing yield.

In the first quarter of 2018 and 2017, we invested $50 million and $408 million, respectively, in debt securities that are deemed available-for-sale and classified as Short-term investments. In the first quarter of 2017, we also invested $324 million in tri-party repurchase agreements, which are classified as short-term loans receivable.

We received proceeds of $335 million and $338 million in the first quarter of 2018 and 2017, respectively, upon the sale and maturity of certain of our available-for-sale debt securities. In the first quarter of 2017, we also received proceeds of $202 million and $44 million, respectively, upon maturity of certain of our repurchase agreements and held-to-maturity securities.

See note 7 to the Consolidated Financial Statements for additional information regarding these investments.

Capital Expenditures—The following table summarizes capital expenditures for the periods presented:

	Three Months Ended March 31,
Millions of dollars	2018	2017
Capital expenditures by segment:
O&P–Americas	$246	$202
O&P–EAI	69	47
I&D	68	77
Refining	36	84
Technology	8	7
Other	2	4

Consolidated capital expenditures	$429	$421

In the first quarter of 2018 and 2017, our capital expenditures included construction related to our new Hyperzone polyethylene plant at our La Porte, Texas facility and our new PO/TBA plant at our Channelview, Texas facility, debottlenecks of certain assets to enhance production, turnaround activities at several sites as well as other plant improvement projects. The higher level of capital expenditures for our O&P–Americas segment in the first quarter of 2018 relative to the same period in 2017 is largely due to the construction of our new Hyperzone polyethylene plant. The lower level of capital expenditures for our Refining segment reflects the completion of turnaround activities in 2017.

Financing Activities—In the first quarter of 2018 and 2017, we made payments of $119 million and $160 million to acquire approximately 1 million and 2 million, respectively, of our outstanding ordinary shares. We also made dividend payments totaling $395 million and $343 million during the first quarter of 2018 and 2017, respectively. For additional information related to our share repurchases and dividend payments, see Note 11 to the Consolidated Financial Statements.

We received net proceeds of $50 million in the first quarter of 2017 through the issuance and repurchase of commercial paper instruments under our commercial paper program.

In March 2017, we issued $1,000 million of 3.5% guaranteed notes due 2027 and received net proceeds of $990 million. The proceeds from these notes, together with available cash, were used to repay $1,000 million of our outstanding 5% senior notes due 2019. We paid $65 million in premiums related to this prepayment.

Additional information related to these notes can be found in the Liquidity and Capital Resources section below and in Note 6 to the Consolidated Financial Statements.

Liquidity and Capital Resources—As of March 31, 2018, we had $2,882 million of unrestricted cash and cash equivalents and marketable securities classified as Short-term investments and held $586 million of tri-party repurchase agreements classified as Prepaid expenses and other current assets. For additional information related to our purchases of marketable securities see “Investing Activities” above and Note 7 to the Consolidated Financial Statements.

At March 31, 2018, we held $617 million of cash in jurisdictions outside of the U.S., principally in the United Kingdom. There are currently no legal or economic restrictions that materially would impede our transfers of cash.

We also had total unused availability under our credit facilities of $3,400 million at March 31, 2018, which included the following:

•	$2,500 million under our $2,500 million revolving credit facility, which backs our $2,500 million commercial paper program. Availability under this facility is net of outstanding borrowings, outstanding letters of credit provided under the facility and notes issued under our commercial paper program. A small portion of our availability under this facility is impacted by changes in the euro/U.S. dollar exchange rate. At March 31, 2018, we had no outstanding commercial paper, outstanding letters of credit or outstanding borrowings under the facility; and

•	$900 million under our $900 million U.S. accounts receivable securitization facility. Availability under this facility is subject to a borrowing base of eligible receivables, which is reduced by outstanding borrowings and letters of credit, if any. This facility had no outstanding borrowings or letters of credit at March 31, 2018.

At March 31, 2018, we had total debt, including current maturities, of $8,613 million, and $296 million of outstanding letters of credit, bank guarantees and surety bonds issued under uncommitted credit facilities.

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

For additional information related to our credit facilities discussed above, see Note 6 to the Consolidated Financial Statements.

In May 2017, our shareholders approved a proposal to authorize us to repurchase up to an additional 10%, or approximately 40 million, of our outstanding ordinary shares through November 2018 (“May 2017 Share Repurchase Program”). Our share repurchase program does not have a stated dollar amount, and purchases may be made through open market purchases, private market transactions or other structured transactions. Repurchased shares could be retired or used for general corporate purposes, including for various employee benefit and compensation plans. In the first quarter of 2018, we purchased approximately 1 million shares under this program for approximately $138 million. As of April 24, 2018, we had approximately 31 million shares remaining under the current authorization. The timing and amounts of additional shares repurchased will be determined by our Management Board based on its evaluation of market conditions and other factors. For additional information related to our share repurchase programs, see Note 11 to the Consolidated Financial Statements.

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

In July 2017, we announced our final investment decision to build a world-scale PO/TBA plant in Texas with a capacity of 1 billion pounds of PO and 2.2 billion pounds of TBA. The project is estimated to cost approximately $2.4 billion, with groundbreaking expected in the third quarter of 2018. We anticipate the project to be completed in the middle of 2021.

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

In March 2018, we received U.S. antitrust clearance for the acquisition of A. Schulman, Inc. The closing of this transaction remains subject to other customary closing conditions, including approval of A. Schulman, Inc.’s shareholders and the receipt of other required regulatory clearances and approvals. Closing of this $2.25 billion acquisition is expected in the second half of 2018. We plan to use cash-on-hand to fund the acquisition.

We believe that our current liquidity availability and cash from operating activities provide us with sufficient financial resources to meet our anticipated capital requirements and obligations as they come due.

CURRENT BUSINESS OUTLOOK

We are beginning to see the typical seasonal margin improvements for oxyfuels and related products and refining products, and we look forward to the benefits of continued high operating rates in the second quarter. Over the past two months, the U.S. market has experienced an imbalance between ethylene production and consumption, but this is expected to improve as the downstream derivative units attain full operating rates. Robust global demand and recent higher oil prices continue to support strong polyolefin pricing. Our organic growth program continues with our Hyperzone HDPE and PO/TBA projects on track.

ACCOUNTING AND REPORTING CHANGES

For a discussion of the impact of new accounting pronouncements on our consolidated financial statements, see Note 2 to the Consolidated Financial Statements.

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

We based forward-looking statements on our current expectations, estimates and projections of our business and the industries in which we operate. We caution you that these statements are not guarantees of future performance. They involve assumptions about future events that, while made in good faith, may prove to be incorrect, and involve risks and uncertainties we cannot predict. Our actual outcomes and results may differ materially from what we have expressed or forecast in the forward-looking statements. Any differences could result from a variety of factors, including the following:

•	the cost of raw materials represents a substantial portion of our operating expenses, and energy costs generally follow price trends of crude oil, natural gas liquids and/or natural gas; price volatility can significantly affect our results of operations and we may be unable to pass raw material and energy cost increases on to our customers due to the significant competition that we face, the commodity nature of our products and the time required to implement pricing changes;

•	our operations in the U.S. have benefited from low-cost natural gas and natural gas liquids; decreased availability of these materials (for example, from their export or regulations impacting hydraulic fracturing in the U.S.) could reduce the current benefits we receive;

•	if crude oil prices fell materially, or decrease relative to U.S. natural gas prices, we would see less benefit from low-cost natural gas and natural gas liquids and it could have a negative effect on our results of operations;

•	industry production capacities and operating rates may lead to periods of oversupply and low profitability; for example, substantial capacity expansions are underway in the U.S. olefins industry;

•	we may face unplanned operating interruptions (including leaks, explosions, fires, weather-related incidents, mechanical failure, unscheduled downtime, supplier disruptions, labor shortages, strikes, work stoppages or other labor difficulties, transportation interruptions, spills and releases and other environmental incidents) at any of our facilities, which would negatively impact our operating results; for example, because the Houston refinery is our only refining operation, we would not have the ability to increase production elsewhere to mitigate the impact of any outage at that facility;

•	changes in general economic, business, political and regulatory conditions in the countries or regions in which we operate could increase our costs, restrict our operations and reduce our operating results;

•	our ability to execute our organic growth plans may be negatively affected by our ability to complete projects on time and on budget;

•	uncertainties associated with worldwide economies could create reductions in demand and pricing, as well as increased counterparty risks, which could reduce liquidity or cause financial losses resulting from counterparty default;

•	the negative outcome of any legal, tax and environmental proceedings or changes in laws or regulations regarding legal, tax and environmental matters may increase our costs or otherwise limit our ability to achieve savings under current regulations;

•	any loss or non-renewal of favorable tax treatment under agreements or treaties, or changes in laws, regulations or treaties, may substantially increase our tax liabilities;

•	we may be required to reduce production or idle certain facilities because of the cyclical and volatile nature of the supply-demand balance in the chemical and refining industries, which would negatively affect our operating results;

•	we rely on continuing technological innovation, and an inability to protect our technology, or others’ technological developments could negatively impact our competitive position;

•	we have significant international operations, and fluctuations in exchange rates, valuations of currencies and our possible inability to access cash from operations in certain jurisdictions on a tax-efficient basis, if at all, could negatively affect our liquidity and our results of operations;

•	we are subject to the risks of doing business at a global level, including wars, terrorist activities, political and economic instability and disruptions and changes in governmental policies, which could cause increased expenses, decreased demand or prices for our products and/or disruptions in operations, all of which could reduce our operating results;

•	if we are unable to comply with the terms of our credit facilities, indebtedness and other financing arrangements, those obligations could be accelerated, which we may not be able to repay; and

•	we may be unable to incur additional indebtedness or obtain financing on terms that we deem acceptable, including for refinancing of our current obligations; higher interest rates and costs of financing would increase our expenses.

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

Our exposure to market and regulatory risks is described in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2017. Our exposure to such risks has not changed materially in the three months ended March 31, 2018.

Item 4.	CONTROLS AND PROCEDURES

As of March 31, 2018, with the participation of our management, our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) carried out an evaluation, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the Act), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of March 31, 2018.

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

In August 2015, the Victoria plant experienced a hexane leak into the cooling water system which resulted in estimated emissions of 154,000 pounds of hexane over a 12-day period from the cooling water pond operated by the site host, Invista. In November 2017, the Texas Commission on Environmental Quality (the “TCEQ”) issued a proposed agreed order to both Invista and Equistar assessing a proposed penalty of $300,000. TCEQ issued a revised proposed agreed order in January 2018 that lowered the administrative penalty to $93,750.

In January 2018, Houston Refining, LP learned that the TCEQ had referred an environmental matter to the Texas Attorney General’s office (“TAGO”) for enforcement. The environmental matter referred to TAGO for enforcement stems from air emissions events sustained at the refinery. We reasonably believe that TAGO may assert a penalty demand in excess of $100,000.

Additional information about such environmental proceedings can be found in Part I, Item 3 of our 2017 Annual Report on Form 10-K, which is incorporated into this Item 1 by reference.

Item 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in Item 1A of our 2017 Annual Report on Form 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
January 1 – January 31	—	—	—	33,570,716
February 1 – February 28	72,792	$109.92	72,792	33,497,924
March 1 – March 31	1,219,688	$107.01	1,219,688	32,278,236

Total	1,292,480	$107.17	1,292,480	32,278,236

(1)	On May 24, 2017, we announced a share repurchase program of up to 40,087,633 of our ordinary shares through November 23, 2018, which superseded any prior repurchase authorizations. The maximum number of shares that may yet be purchased is not necessarily an indication of the number of shares that will ultimately be purchased.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 6.	EXHIBITS

2.1	Agreement and Plan of Merger, dated as of February 15, 2018, among LyondellBasell Industries N.V., LYB Americas Holdco Inc., and A. Schulman, Inc. (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed with the SEC on February 15, 2018)

10.1	Form of the Contingent Value Rights Agreement, among A. Schulman, Inc., LyondellBasell Industries N.V., members of the committee and a paying agent to be specified (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on February 15, 2018)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32*	Certifications pursuant to 18 U.S.C. Section 1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LYONDELLBASELL INDUSTRIES N.V.

Date: April 27, 2018	/s/ Thomas Aebischer
Thomas Aebischer
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)