Form 10-Q
period 2018-06-30
LyondellBasell Industries N.V.
filed 2018-08-03
CIK 1489393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐
The registrant had 389,323,996 ordinary shares, €0.04 par value, outstanding at July 31, 2018 (excluding 189,119,167 treasury shares).

LYONDELLBASELL INDUSTRIES N.V.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars, except earnings per share	2018	2017	2018	2017
Sales and other operating revenues:
Trade	$9,985	$8,220	$19,515	$16,463
Related parties	221	183	458	370
	10,206	8,403	19,973	16,833
Operating costs and expenses:
Cost of sales	8,290	6,601	16,302	13,592
Selling, general and administrative expenses	261	200	494	404
Research and development expenses	29	25	57	50
	8,580	6,826	16,853	14,046
Operating income	1,626	1,577	3,120	2,787
Interest expense	(91)	(95)	(182)	(302)
Interest income	15	4	26	10
Other income, net	16	29	40	59
Income from continuing operations before equity investments and income taxes	1,566	1,515	3,004	2,554
Income from equity investments	68	78	164	159
Income from continuing operations before income taxes	1,634	1,593	3,168	2,713
Provision for (benefit from) income taxes	(21)	459	282	774
Income from continuing operations	1,655	1,134	2,886	1,939
Loss from discontinued operations, net of tax	(1)	(4)	(1)	(12)
Net income	1,654	1,130	2,885	1,927
Net loss attributable to non-controlling interests	—	1	—	1
Net income attributable to the Company shareholders	$1,654	$1,131	$2,885	$1,928

Earnings per share:
Net income (loss) attributable to the Company shareholders —
Basic:
Continuing operations	$4.23	$2.83	$7.34	$4.82
Discontinued operations	—	(0.01)	—	(0.03)
	$4.23	$2.82	$7.34	$4.79
Diluted:
Continuing operations	$4.22	$2.82	$7.33	$4.81
Discontinued operations	—	(0.01)	—	(0.03)
	$4.22	$2.81	$7.33	$4.78
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2018	2017	2018	2017
Net income	$1,654	$1,130	$2,885	$1,927
Other comprehensive income (loss), net of tax –
Financial derivatives	31	(21)	38	1
Unrealized losses on available-for-sale debt securities	—	(1)	—	(2)
Unrealized gains (losses) on equity securities and equity securities held by equity investees	—	(5)	—	4
Defined pension and other postretirement benefit plans	7	6	14	13
Foreign currency translations	(95)	84	(55)	120
Total other comprehensive income (loss), net of tax	(57)	63	(3)	136
Comprehensive income	1,597	1,193	2,882	2,063
Comprehensive loss attributable to non-controlling interests	—	1	—	1
Comprehensive income attributable to the Company shareholders	$1,597	$1,194	$2,882	$2,064
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED BALANCE SHEETS

Millions of dollars	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$2,384	$1,523
Restricted cash	2	5
Short-term investments	933	1,307
Accounts receivable:
Trade, net	3,699	3,359
Related parties	190	180
Inventories	4,096	4,217
Prepaid expenses and other current assets	1,045	1,147
Total current assets	12,349	11,738
Property, plant and equipment at cost	17,164	16,570
Less: Accumulated depreciation	(5,854)	(5,573)
Property, plant and equipment, net	11,310	10,997
Investments and long-term receivables:
Investment in PO joint ventures	429	420
Equity investments	1,599	1,635
Other investments and long-term receivables	22	17
Goodwill	562	570
Intangible assets, net	528	568
Other assets	224	261
Total assets	$27,023	$26,206
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED BALANCE SHEETS

Millions of dollars, except shares and par value data	June 30, 2018	December 31, 2017
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$974	$2
Short-term debt	76	68
Accounts payable:
Trade	2,489	2,258
Related parties	606	637
Accrued liabilities	1,306	1,812
Total current liabilities	5,451	4,777
Long-term debt	7,490	8,549
Other liabilities	1,805	2,275
Deferred income taxes	1,674	1,655
Commitments and contingencies
Stockholders’ equity:
Ordinary shares, €0.04 par value, 1,275 million shares authorized, 390,343,283 and 394,512,054 shares outstanding, respectively	31	31
Additional paid-in capital	10,190	10,206
Retained earnings	17,939	15,746
Accumulated other comprehensive loss	(1,358)	(1,285)
Treasury stock, at cost, 188,096,880 and 183,928,109 ordinary shares, respectively	(16,200)	(15,749)
Total Company share of stockholders’ equity	10,602	8,949
Non-controlling interests	1	1
Total equity	10,603	8,950
Total liabilities and equity	$27,023	$26,206
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
Millions of dollars	2018	2017
Cash flows from operating activities:
Net income	$2,885	$1,927
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	599	582
Amortization of debt-related costs	7	8
Charges related to repayment of debt	—	48
Share-based compensation	24	21
Equity investments –
Equity income	(164)	(159)
Distributions of earnings, net of tax	192	189
Deferred income taxes	82	133
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(324)	(138)
Inventories	9	(95)
Accounts payable	215	(229)
Other, net	(792)	(49)
Net cash provided by operating activities	2,733	2,238
Cash flows from investing activities:
Expenditures for property, plant and equipment	(925)	(828)
Payments for repurchase agreements	—	(512)
Proceeds from repurchase agreements	—	381
Purchases of available-for-sale debt securities	(50)	(653)
Proceeds from sales and maturities of available-for-sale debt securities	410	487
Proceeds from maturities of held-to-maturity securities	—	75
Purchases of equity securities	(19)	—
Proceeds from sales of equity securities	32	—
Proceeds from settlement of net investment hedges	498	—
Payments for settlement of net investment hedges	(473)	—
Other, net	(62)	(4)
Net cash used in investing activities	(589)	(1,054)
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
Millions of dollars	2018	2017
Cash flows from financing activities:
Repurchases of Company ordinary shares	(470)	(570)
Dividends paid	(787)	(704)
Issuance of long-term debt	—	990
Repayment of long-term debt	—	(1,000)
Debt extinguishment costs	—	(65)
Payments of debt issuance costs	—	(8)
Other, net	(8)	(2)
Net cash used in financing activities	(1,265)	(1,359)
Effect of exchange rate changes on cash	(21)	37
Increase (decrease) in cash and cash equivalents and restricted cash	858	(138)
Cash and cash equivalents and restricted cash at beginning of period	1,528	878
Cash and cash equivalents and restricted cash at end of period	$2,386	$740
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Company Share of Stockholders’ Equity	Non- Controlling Interests
Millions of dollars	Issued	Treasury
Balance, December 31, 2017	$31	$(15,749)	$10,206	$15,746	$(1,285)	$8,949	$1
Adoption of accounting standards	—	—	—	95	(70)	25	—
Net income	—	—	—	2,885	—	2,885	—
Other comprehensive loss	—	—	—	—	(3)	(3)	—
Share-based compensation	—	27	12	—	—	39	—
Dividends ($2.00 per share)	—	—	—	(787)	—	(787)	—
Repurchases of Company ordinary shares	—	(478)	—	—	—	(478)	—
Purchase of non-controlling interest	—	—	(28)	—	—	(28)	—
Balance, June 30, 2018	$31	$(16,200)	$10,190	$17,939	$(1,358)	$10,602	$1
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

LYONDELLBASELL INDUSTRIES N.V

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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
The accompanying Consolidated Financial Statements are unaudited and have been prepared from the books and records of LyondellBasell N.V. in accordance with the instructions to Form 10-Q and Rule 10-1 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. In our opinion, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement have been included. The results for interim periods are not necessarily indicative of results for the entire year. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
2.    Accounting and Reporting Changes

Standard	Description	Period of Adoption	Effect on the Consolidated Financial Statements
Recently Adopted Guidance
Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (including subsequent amendments: ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20)
Under this guidance, entities should recognize revenues to depict the transfer of promised goods or services to customers in an amount that reflects the consideration expected to be received in exchange for those goods and services. This guidance also enhanced related disclosures and was effective for annual and interim periods beginning after December 15, 2017.
		First quarter of 2018	See Note 3 for disclosures related to the adoption of this guidance.
ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities
This guidance includes a requirement for equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. This guidance was effective for annual and interim periods on or after December 15, 2017.
		First quarter of 2018	We adopted this guidance prospectively and recorded a cumulative effect adjustment of $15 million to beginning retained earnings.
ASU 2018-03, Technical Corrections and Improvements to Financial Instruments – Overall (Subtopic 825-10)
This ASU was issued as part of the Financial Accounting Standards Board’s ongoing agenda to make improvements clarifying the Accounting Standards Codification and provides technical corrections and improvements related to ASU 2016-01. This ASU was effective for annual and interim periods beginning after December 15, 2017.
		First quarter of 2018	No material impact upon adoption.

LYONDELLBASELL INDUSTRIES N.V

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Standard	Description	Period of Adoption	Effect on the Consolidated Financial Statements
ASU 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory
This ASU is aimed at reducing complexity in accounting standards. Under current GAAP, the tax effects of intra-entity asset transfers (intercompany sales) are deferred until the transferred asset is sold to a third party or otherwise recovered through use. This new guidance eliminates the exception for all intra-entity sales of assets other than inventory. A reporting entity would be required to recognize tax expense from the sale of assets in the seller’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. Any deferred tax asset that arises in the buyer’s jurisdiction would also be recognized at the time of the transfer. This guidance was effective for annual periods beginning after December 15, 2017.
		First quarter of 2018	We adopted this guidance using the modified-retrospective method and recorded a cumulative-effect adjustment of $9 million to beginning retained earnings.
ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
This guidance permits entities to reclassify tax effects stranded in accumulated other comprehensive income as a result of the U.S.-enacted “H.R.1,” also known as the “Tax Cuts and Jobs Act” (the “Tax Act”) to retained earnings. This amendment will be effective for annual and interim periods beginning after December 15, 2018.
		First quarter of 2018 (early adopted)	We adopted this guidance using the specific identification method and recorded a cumulative-effect adjustment of $52 million to beginning retained earnings.
ASU 2017-01, Clarifying the Definition of a Business
This ASU clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether a transaction should be accounted for as an acquisition or disposal of an asset or a business. This amendment was effective for annual and interim periods beginning after December 15, 2017.
		First quarter of 2018	The prospective adoption of this guidance did not have a material impact.
ASU 2017-05, Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets
This guidance provides clarification about the term in substance nonfinancial asset, other aspects of the scope of Subtopic 610-20 Other Income, and how an entity should account for partial sales of nonfinancial assets once the amendments in ASU 2014-09 become effective. This amendment was effective for annual and interim periods beginning after December 15, 2017.

		First quarter of 2018	The retrospective adoption of this guidance did not have a material impact.
ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
This guidance requires changes in presentation of current service cost and other components of net benefit cost. This amendment was effective for annual and interim periods beginning after December 15, 2017.
		First quarter of 2018	The retrospective adoption of this guidance did not have a material impact.
ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities
This guidance makes more financial and nonfinancial hedging strategies eligible for hedge accounting and amends the presentation and disclosure requirements while changing how companies assess effectiveness. These amendments will be effective for annual and interim periods beginning after December 15, 2018.
		First quarter of 2018 (early adopted)	No material impact upon adoption.

LYONDELLBASELL INDUSTRIES N.V

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Standard	Description	Period of Adoption	Effect on the Consolidated Financial Statements
Accounting Guidance Issued But Not Adopted as of June 30, 2018
ASU 2016-02, Leases (Topic 842) (including subsequent amendments: ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842, ASU 2018-10, Codification Improvements to Topic 842, and ASU 2018-11, Leases, Targeted Improvements)

This guidance, as amended, requires lessee leases with a term longer than 12 months to be recognized as a lease liability and a right-of-use asset representing the right to use the underlying asset for the lease term. Topic 842 retains a classification distinction between finance leases and operating leases, with the classification affecting the pattern of expense recognition in the income statement. Enhanced disclosures are also required.
January 1, 2019
We are currently assessing the impact of this guidance, as amended, on our Consolidated Financial Statements through review of existing lease contracts and other purchase obligations that contain embedded lease features, which are generally classified as operating leases under the existing guidance. We will complete any required changes to our systems and processes, including updating our internal controls during 2018.

ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
This guidance, as amended, modifies the current incurred loss model of recognizing credit losses and requires a current expected credit loss model which requires utilizing historical, current and forecasted information to develop a current estimate of credit losses for financial assets recorded either at amortized costs, or fair valued through Other Comprehensive Income. The guidance will be effective for public entities for annual and interim periods beginning after December 15, 2019.
		January 1, 2020 (early adoption permitted)	We are currently assessing the impact of the amendment of this guidance on our Consolidated Financial Statements.

3.    Revenues
Adoption of new revenue accounting guidance—On January 1, 2018, we adopted the accounting standard ASC 606, Revenue from Contracts with Customers and all related amendments using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. We recognized an $18 million adjustment to the beginning retained earnings balance for the cumulative effect of initially applying the new standard. Comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The impact of the adoption of this new guidance was immaterial for the six months ended June 30, 2018, and we expect the impact to be immaterial to our Consolidated Financial Statements on an ongoing basis.
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

LYONDELLBASELL INDUSTRIES N.V

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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
Contract Balances—Contract balances typically arise when a difference in timing between the transfer of control to the customer and receipt of consideration occurs. Our contract liabilities, which are reflected in our Consolidated Financial Statements as Accrued liabilities and Other liabilities, consist primarily of customer payments for products or services received before the transfer of control to the customer occurs. These contract liabilities were $121 million as of June 30, 2018. Revenue recognized in the reporting period included in the contract liability balance at the beginning of the period was immaterial.
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
The following table presents our revenues disaggregated by key products for the three and six months ended June 30, 2018:

Millions of dollars	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Sales and other operating revenues:
Olefins & co-products	$946	$1,966
Polyethylene	1,957	3,935
Polypropylene	2,277	4,608
PO & derivatives	658	1,307
Oxyfuels and related products	941	1,736
Intermediate chemicals	921	1,769
Refined products	2,298	4,300
Other	208	352
Total	$10,206	$19,973

LYONDELLBASELL INDUSTRIES N.V

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table presents our revenues disaggregated by geography, based upon the location of the customer, for the three and six months ended June 30, 2018:

Millions of dollars	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Sales and other operating revenues:
United States	$4,864	$9,517
Germany	764	1,585
Italy	433	827
France	397	747
Mexico	600	1,078
The Netherlands	300	576
Other	2,848	5,643
Total	$10,206	$19,973
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
4.    Accounts Receivable
Our allowance for doubtful accounts receivable, which is reflected in the Consolidated Balance Sheets as a reduction of accounts receivable, was $17 million at June 30, 2018 and December 31, 2017.
5.    Inventories
Inventories consisted of the following components:

Millions of dollars	June 30, 2018	December 31, 2017
Finished goods	$2,724	$2,932
Work-in-process	164	142
Raw materials and supplies	1,208	1,143
Total inventories	$4,096	$4,217

LYONDELLBASELL INDUSTRIES N.V

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

6.    Debt
Long-term loans, notes and other long-term debt, net of unamortized discount and debt issuance cost, consisted of the following:

Millions of dollars	June 30, 2018	December 31, 2017
Senior Notes due 2019, $1,000 million, 5.0% ($2 million of debt issuance cost)	$971	$961
Senior Notes due 2021, $1,000 million, 6.0% ($6 million of debt issuance cost)	962	981
Senior Notes due 2024, $1,000 million, 5.75% ($7 million of debt issuance cost)	993	992
Senior Notes due 2055, $1,000 million, 4.625% ($16 million of discount; $11 million of debt issuance cost)	973	973
Guaranteed Notes due 2022, €750 million, 1.875% ($2 million of discount; $3 million of debt issuance cost)	870	894
Guaranteed Notes due 2023, $750 million, 4.0% ($6 million of discount; $3 million of debt issuance cost)	741	740
Guaranteed Notes due 2027, $1,000 million, 3.5% ($9 million of discount; $7 million of debt issuance cost)	943	984
Guaranteed Notes due 2027, $300 million, 8.1%	300	300
Guaranteed Notes due 2043, $750 million, 5.25% ($21 million of discount; $7 million of debt issuance cost)	722	722
Guaranteed Notes due 2044, $1,000 million, 4.875% ($11 million of discount; $9 million of debt issuance cost)	980	979
Other	9	25
Total	8,464	8,551
Less current maturities	(974)	(2)
Long-term debt	$7,490	$8,549
Fair value hedging adjustments associated with the fair value hedge accounting of our fixed-for-floating interest rate swaps for the applicable periods are as follows:

		Gains (Losses)				Cumulative Fair Value Hedging Adjustments Included in Carrying Amount of Debt
	Inception Year	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
Millions of dollars		2018	2017	2018	2017	2018	2017
Senior Notes due 2019, 5.0%	2014	$(8)	$(6)	$(9)	$(42)	$27	$36
Senior Notes due 2021, 6.0%	2016	6	(5)	20	(3)	32	12
Guaranteed Notes due 2027, 3.5%	2017	11	(9)	42	(10)	41	(1)
Guaranteed Notes due 2022, 1.875%	2018	(1)	—	(1)	—	(1)	—
Total		$8	$(20)	$52	$(55)	$99	$47
The cumulative fair value hedging adjustments remaining at June 30, 2018 and December 31, 2017 associated with our Senior Notes due 2019 includes $19 million and $31 million, respectively, for hedges that have been discontinued. The $42 million loss in the six months ended June 30, 2017 included a $44 million charge for the write-off of the cumulative fair value hedging adjustment related to our 5% Senior Notes due 2019 described below. These fair value adjustments are recognized in Interest expense in the Consolidated Statements of Income.

LYONDELLBASELL INDUSTRIES N.V

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Short-term loans, notes, and other short-term debt consisted of the following:

Millions of dollars	June 30, 2018	December 31, 2017
$2,500 million Senior Revolving Credit Facility	$—	$—
$900 million U.S. Receivables Facility	—	—
Commercial paper	—	—
Precious metal financings	73	64
Other	3	4
Total short-term debt	$76	$68
Long-Term Debt
Guaranteed Notes due 2027—In March 2017, LYB International Finance II B.V. (“LYB Finance II”), a direct, 100% owned finance subsidiary of LyondellBasell Industries N.V., as defined in Rule 3-10(b) of Regulation S-X, issued $1,000 million of 3.5% guaranteed notes due 2027 at a discounted price of 98.968%.
Senior Notes due 2019—In March 2017, we redeemed $1,000 million aggregate principal amount of our outstanding 5% senior notes due 2019, and paid $65 million in make-whole premiums. In conjunction with the redemption of these notes, we recognized non-cash charges of $4 million for the write-off of unamortized debt issuance costs and $44 million for the write-off of the cumulative fair value hedge accounting adjustment related to the redeemed notes. The remaining balance of these notes is due in April 2019 and is reflected in our Consolidated Balance Sheets in Current maturities of long-term debt.
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
The facility contains customary covenants and warranties, including specified restrictions on indebtedness and liens. In addition, we are required to maintain a leverage ratio at the end of every fiscal quarter of 3.50 to 1.00 or less for the period covering the most recent four quarters. We are in compliance with these covenants as of June 30, 2018.
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
U.S. Receivables Facility—In July 2018, we amended our U.S. accounts receivable facility to, among other things, extend the term of the facility to July 2021. The facility has a purchase limit of $900 million in addition to a $300 million uncommitted accordion feature. This facility provides liquidity through the sale or contribution of trade receivables by certain of our U.S. subsidiaries to a wholly owned, bankruptcy-remote subsidiary on an ongoing basis and without recourse. The bankruptcy-remote subsidiary may then, at its option and subject to a borrowing base of eligible receivables, sell undivided interests in the pool of trade receivables to financial institutions participating in the facility. In the event of liquidation, the bankruptcy-remote subsidiary’s assets will be used to satisfy the claims of its creditors prior to any assets or value in the bankruptcy-remote subsidiary becoming available to us. We are responsible for servicing the receivables. This facility also provides for the issuance of letters of credit up to $200 million. The term of the facility may be extended in accordance with the terms of the agreement. The facility is also subject to customary warranties and covenants, including limits and reserves and the

LYONDELLBASELL INDUSTRIES N.V

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

maintenance of specified financial ratios. We are required to maintain a leverage ratio at the end of every fiscal quarter of 3.50 to 1.00 or less for the period covering the most recent four quarters. Performance obligations under the facility are guaranteed by the parent company. Additional fees are incurred for the average daily unused commitments.
At June 30, 2018, there were no borrowings or letters of credit under the facility.
Weighted Average Interest Rate—At June 30, 2018 and December 31, 2017, our weighted average interest rate on outstanding short-term debt was 4.4% and 1.8%, respectively.
Debt Discount and Issuance Costs—In the six months ended June 30, 2018 and 2017, amortization of debt discounts and debt issuance costs resulted in amortization expense of $7 million and $12 million, respectively, which is included in Interest expense in the Consolidated Statements of Income.
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
At June 30, 2018 and December 31, 2017, we had marketable securities classified as Cash and cash equivalents of $1,985 million and $1,035 million, respectively.
Foreign Currency Gain (Loss)—Other income, net, in the Consolidated Statements of Income reflected foreign currency gains of $3 million and $9 million for the three and six months ended June 30, 2018, respectively, and foreign currency losses of less than $1 million and $6 million for the three and six months ended June 30, 2017, respectively.

LYONDELLBASELL INDUSTRIES N.V

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Financial Instruments Measured at Fair Value on a Recurring Basis—The following table summarizes financial instruments outstanding as of June 30, 2018 and December 31, 2017 that are measured at fair value on a recurring basis:

	June 30, 2018		December 31, 2017
Millions of dollars	Notional Amount	Fair Value	Notional Amount	Fair Value	Balance Sheet Classification
Assets–
Derivatives designated as hedges:
Commodities	$50	$2	$—	$—	Prepaid expenses and other current assets
Foreign currency	235	27	—	26	Prepaid expenses and other current assets
Foreign currency	2,000	49	2,000	25	Other assets
Interest rates	1,000	45	—	20	Prepaid expenses and other current assets
Interest rates	247	1	650	1	Other assets
Derivatives not designated as hedges:
Commodities	101	7	77	20	Prepaid expenses and other current assets
Foreign currency	703	6	19	—	Prepaid expenses and other current assets
Non-derivatives:
Available-for-sale debt securities	590	590	960	960	Short-term investments
Equity securities	339	343	350	347	Short-term investments
Total	$5,265	$1,070	$4,056	$1,399
Liabilities–
Derivatives designated as hedges:
Commodities	$2	$—	$97	$8	Accrued liabilities
Commodities	2	—	5	—	Other liabilities
Foreign currency	374	24	139	29	Accrued liabilities
Foreign currency	950	102	950	140	Other liabilities
Interest rates	1,000	12	—	5	Accrued liabilities
Interest rates	2,200	73	3,350	58	Other liabilities
Derivatives not designated as hedges:
Commodities	101	6	108	29	Accrued liabilities
Foreign currency	513	1	995	11	Accrued liabilities
Non-derivatives:
Performance share awards	32	32	23	23	Accrued liabilities
Performance share awards	2	2	27	27	Other liabilities
Total	$5,176	$252	$5,694	$330
 All derivatives and available-for-sale debt securities in the tables above are classified as Level 2. Our limited partnership investments included in our equity securities discussed below, are measured at fair value using the net asset value (“NAV”) per share (or its equivalent) practical expedient and have not been classified in the fair value hierarchy.
At June 30, 2018, our outstanding foreign currency and commodity contracts not designated as hedges mature from July 2018 to August 2018 and from July 2018 to June 2019, respectively.

LYONDELLBASELL INDUSTRIES N.V

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Financial Instruments Not Measured at Fair Value on a Recurring Basis—The following table presents the carrying value and estimated fair value of our financial instruments that are not measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017. Short-term loans receivable, which represent our repurchase agreements, and short-term and long-term debt are recorded at amortized cost in the Consolidated Balance Sheets. The carrying fair values of short-term and long-term debt exclude capital leases and commercial paper.

	June 30, 2018		December 31, 2017
Millions of dollars	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-derivatives:
Assets:
Short-term loans receivable	$554	$554	$570	$570
Liabilities:
Short-term debt	$73	$69	$64	$75
Long-term debt	8,455	8,847	8,526	9,442
Total	$8,528	$8,916	$8,590	$9,517
All financial instruments in the table above are classified as Level 2. There were no transfers between Level 1 and Level 2 for any of our financial instruments during the six months ended June 30, 2018 and the year ended December 31, 2017.
Net Investment Hedges—In March 2018, we entered into €400 million of foreign currency contracts that were designated as net investment hedges. These foreign currency contracts expired on June 15, 2018. Upon settlement of these contracts we paid €400 million ($473 million at the expiry spot rate) to our counterparties and received $498 million from our counterparties.
In June 2018, we entered into €400 million of foreign currency contracts that were designated as net investment hedges. In 2017, we entered into €617 million of foreign currency contracts that were designated as net investment hedges.
In 2016, we issued euro denominated notes payable due 2022 with notional amounts totaling €750 million that were designated as a net investment hedge. In May 2018, we dedesignated and redesignated a €125 million tranche of our euro denominated notes payable due 2022 as a net investment hedge.
At June 30, 2018 and December 31, 2017, we had outstanding foreign currency contracts with an aggregate notional value of €1,142 million ($1,259 million) and €742 million ($789 million), respectively, designated as net investment hedges. In addition, at June 30, 2018 and December 31, 2017 we had outstanding foreign-currency denominated debt, with notional amounts totaling €750 million ($858 million) and €750 million ($899 million), respectively, designated as a net investment hedge.
There was no ineffectiveness recorded during the three and six months ended June 30, 2017 related to these hedging relationships.

LYONDELLBASELL INDUSTRIES N.V

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Cash Flow Hedges—The following table summarizes our cash flow hedges outstanding at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Millions of dollars	Notional Value	Notional Value	Expiration Date
Foreign currency	$2,300	$2,300	2021 to 2027
Interest rates	1,300	1,000	2019 to 2021
Commodities	54	102	2018 to 2019
There was less than $1 million ineffectiveness recorded during the three and six months ended June 30, 2017 related to these hedging relationships.
In June 2018 and July 2018, we entered into forward-starting interest rate swaps with a total notional amount of $300 million and $200 million, respectively, to mitigate the risk of variability in interest rates for an expected debt issuance by November 2021. These swaps were designated as cash flow hedges and will be terminated upon debt issuance.
As of June 30, 2018, less than $1 million (on a pretax basis) is scheduled to be reclassified as a decrease to interest expense and $2 million (on a pretax basis) is scheduled to be reclassified as a decrease to cost of sales over the next twelve months.
Fair Value Hedges—In May 2018, we entered into a euro fixed-for-floating interest rate swap to mitigate the change in the fair value of €125 million ($147 million) of our €750 million notes payable due 2022 associated with the risk of variability in the 6-month EURIBOR rate (the benchmark interest rate). The fixed-rate and variable-rate are settled annually and semi-annually, respectively.
In February 2017, we entered into U.S. dollar fixed-for-floating interest rate swaps to mitigate changes in the fair value of our $1,000 million 3.5% guaranteed notes due 2027 associated with the risk of variability in the 3 Month USD LIBOR rate (the benchmark interest rate). The fixed-rate and variable-rate are settled semi-annually and quarterly, respectively.
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
We had outstanding interest rate contracts with aggregate notional amounts of $3,147 million and $3,000 million at June 30, 2018 and December 31, 2017, respectively, designated as fair value hedges. Our interest rate contracts outstanding at June 30, 2018 mature from 2019 to 2027.
There was less than $1 million of ineffectiveness recorded for the three and six months ended June 30, 2017 related to these hedging relationships.

LYONDELLBASELL INDUSTRIES N.V

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Impact on Earnings and Other Comprehensive Income—The following table summarizes the pre-tax effect of derivative instruments and non-derivative instruments on Other comprehensive income and earnings for the three and six months ended June 30, 2018 and 2017:

	Effect of Financial Instruments
	Three Months Ended June 30,
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI to Income		Gain (Loss) Recognized in Income		Income Statement
Millions of dollars	2018	2017	2018	2017	2018	2017	Classification
Derivatives designated as net investment hedges:
Foreign currency	$78	$(91)	$—	$—	$8	$—	Interest expense
Derivatives designated as cash flow hedges:
Commodities	9	(6)	—	—	—	—	Cost of sales
Foreign currency	134	(128)	(124)	133	11	—	Other income, net; Interest expense
Interest rates	17	(24)	—	—	—	—	Interest expense
Derivatives designated as fair value hedges:
Interest rates	—	—	—	—	(16)	19	Interest expense
Derivatives not designated as hedges:
Commodities	—	—	—	—	(2)	(2)	Sales and other operating revenues
Commodities	—	—	—	—	13	(7)	Cost of sales
Foreign currency	—	—	—	—	36	—	Other income, net
Non-derivatives designated as net investment hedges:
Long-term debt	50	(54)	—	—	—	—	Other income, net
Total	$288	$(303)	$(124)	$133	$50	$10

LYONDELLBASELL INDUSTRIES N.V

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Effect of Financial Instruments
	Six Months Ended June 30,
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI to Income		Gain (Loss) Recognized in Income		Income Statement
Millions of dollars	2018	2017	2018	2017	2018	2017	Classification
Derivatives designated as net investment hedges:
Foreign currency	$61	$(114)	$—	$—	$13	$—	Interest expense
Derivatives designated as cash flow hedges:
Commodities	6	(8)	4	—	—	—	Cost of sales
Foreign currency	26	(135)	(62)	158	19	—	Other income, net; Interest expense
Interest rates	67	(17)	—	—	—	—	Interest expense
Derivatives designated as fair value hedges:
Interest rates	—	—	—	—	(60)	18	Interest expense
Derivatives not designated as hedges:
Commodities	—	—	—	—	(1)	(3)	Sales and other operating revenues
Commodities	—	—	—	—	9	(37)	Cost of sales
Foreign currency	—	—	—	—	16	(1)	Other income, net
Non-derivatives designated as net investment hedges:
Long-term debt	25	(64)	—	—	—	—	Other income, net
Total	$185	$(338)	$(58)	$158	$(4)	$(23)
The derivative amounts excluded from effectiveness testing for foreign currency contracts designated as net investment hedges recognized in other comprehensive income for the three and six months ended June 30, 2018 were gains of $11 million and $15 million, respectively. The derivative amounts excluded from effectiveness testing for foreign currency contracts designated as net investment hedges recognized in interest expense for the three and six months ended June 30, 2018 were gains of $8 million and $13 million, respectively.
For the three and six months ended June 30, 2018, losses of $124 million and $62 million, respectively, for our foreign currency contracts designated as cash flow hedges were reclassified from AOCI to Other income, net.
The pre-tax effect of the periodic receipt of fixed interest and payment of variable interest associated with our fixed-for-floating interest rate swaps resulted in a $1 million loss recognized in Interest expense during the three months ended June 30, 2018, a $6 million gain during the three months ended June 30, 2017 and gains of $2 million and $13 million during the six months ended June 30, 2018 and 2017, respectively. These gains and losses are not included in the table above.

LYONDELLBASELL INDUSTRIES N.V

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Investments in Available-for-Sale Debt Securities—The following table summarizes the amortized cost, gross unrealized gains and losses, and fair value of our available-for-sale debt securities that are outstanding as of June 30, 2018 and December 31, 2017:

	June 30, 2018
Millions of dollars	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale debt securities:
Bonds	$590	$1	$(1)	$590
Total available-for-sale debt securities	$590	$1	$(1)	$590

	December 31, 2017
Millions of dollars	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Commercial paper	$180	$—	$—	$180
Bonds	630	—	—	630
Certificates of deposit	150	—	—	150
Limited partnership investments	350	2	(5)	347
Total available-for-sale securities	$1,310	$2	$(5)	$1,307
No losses related to other-than-temporary impairments of our available-for-sale debt securities have been recorded in Accumulated other comprehensive loss during the three and six months ended June 30, 2018 and the year ended December 31, 2017.
As of June 30, 2018, bonds classified as available-for-sale debt securities had maturities between five and twenty-eight months.
The proceeds from maturities and sales of our available-for-sale debt securities during the three and six months ended June 30, 2018 and 2017 are summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2018	2017	2018	2017
Proceeds from maturities of securities	$75	$149	$410	$487
Proceeds from sales of securities	—	—	—	—
No gain or loss was realized in connection with the sales of our available-for-sale debt securities during the three and six months ended June 30, 2018 and 2017.
During the three and six months ended June 30, 2017, we had maturities of our held-to-maturity securities of $31 million and $75 million, respectively.

LYONDELLBASELL INDUSTRIES N.V

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table summarizes the fair value and unrealized losses related to available-for-sale debt securities that were in a continuous unrealized loss position for less than and greater than twelve months as of June 30, 2018 and December 31, 2017:

	June 30, 2018
	Less than 12 months		Greater than 12 months
Millions of dollars	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale debt securities:
Bonds	$338	$(1)	$—	$—

	December 31, 2017
	Less than 12 months		Greater than 12 months
Millions of dollars	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale securities:
Limited partnership investments	$117	$(5)	$—	$—
Investments in Equity Securities—Our equity securities primarily consist of our limited partnership investments, which include investments in, among other things, equities and equity related securities, debt securities, credit instruments, global interest rate products, currencies, commodities, futures, options, warrants and swaps. These investments may be redeemed at least monthly with advance notice ranging up to ninety days. These investments have a notional amount of $339 million and a fair value of $343 million at June 30, 2018.
The following table summarizes the portion of unrealized gains and losses for the equity securities that are outstanding as of June 30, 2018:

Millions of dollars
Net gains recognized during the period	$9
Less: Net gains recognized during the period on securities sold	1
Unrealized gains recognized during the period	$8

LYONDELLBASELL INDUSTRIES N.V

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

8.     Pension and Other Postretirement Benefits
Net periodic pension benefits included the following cost components for the periods presented:

	U.S. Plans
	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2018	2017	2018	2017
Service cost	$12	$12	$25	$24
Interest cost	15	15	30	30
Expected return on plan assets	(31)	(31)	(61)	(61)
Actuarial and investment loss amortization	6	6	11	11
Net periodic benefit costs	$2	$2	$5	$4

	Non-U.S. Plans
	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2018	2017	2018	2017
Service cost	$8	$10	$17	$19
Interest cost	8	6	16	11
Expected return on plan assets	(6)	(5)	(12)	(9)
Settlement loss	1	—	1	—
Actuarial and investment loss amortization	2	3	5	7
Net periodic benefit costs	$13	$14	$27	$28
Net periodic other postretirement benefits included the following cost components for the periods presented:

	U.S. Plans
	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2018	2017	2018	2017
Service cost	$—	$1	$1	$2
Interest cost	3	2	5	4
Net periodic benefit costs	$3	$3	$6	$6

	Non-U.S. Plans
	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2018	2017	2018	2017
Service cost	$—	$—	$1	$1
Interest cost	1	1	1	1
Actuarial loss amortization	—	—	—	1
Net periodic benefit costs	$1	$1	$2	$3
The components of net periodic benefit cost other than the service cost component are included in Other income, net in the Consolidated Statements of Income.

LYONDELLBASELL INDUSTRIES N.V

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

9.    Income Taxes
Our effective income tax rate for the three months ended June 30, 2018 was -1.3% compared with 28.8% for the three months ended June 30, 2017. For the six months ended June 30, 2018, the effective income tax rate was 8.9% compared with 28.5% for the first six months ended June 30, 2017. Our effective income tax rate fluctuates based on, among other factors, changes in statutory tax rates, changes in pretax income in countries with varying statutory tax rates, changes in valuation allowances, changes in foreign exchange gains/losses, the amount of exempt income, and changes in unrecognized tax benefits associated with uncertain tax positions.
Compared with the three and six months ended June 30, 2017, the lower effective tax rates for the three and six months ended June 30, 2018 were primarily attributable to changes in unrecognized tax benefits associated with uncertain tax positions, the impact of the reduction to the U.S. federal statutory tax rate as a result of the Tax Act and increases in exempt income, partially offset by the repeal of the U.S. domestic production activity deduction.

During the three months ended June 30, 2018, we entered into an audit settlement impacting specific uncertain tax positions. This audit settlement resulted in a $346 million non-cash benefit to our effective tax rate consisting of the recognition of $288 million of previously unrecognized tax benefits as a reduction for tax positions of prior years and the release of $58 million of previously accrued interest. This non-cash reduction in unrecognized tax benefits is reflected on our Consolidated Balance Sheet in Other liabilities and on our Consolidated Statement of Cash Flows in Other operating activities. Tax benefits totaling $252 million and $544 million were unrecognized as of June 30, 2018 and December 31, 2017, respectively.
We recognize interest associated with unrecognized tax benefits in income tax expense. Income tax expense includes a benefit of interest totaling $49 million in the six months ended June 30, 2018, and interest expense totaling $16 million in the year ended December 31, 2017. We had accrued approximately $14 million and $63 million for interest and penalties as of June 30, 2018 and December 31, 2017, respectively.
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
Environmental Remediation—Our accrued liability for future environmental remediation costs at current and former plant sites and other remediation sites totaled $95 million and $102 million as of June 30, 2018 and December 31, 2017, respectively. At June 30, 2018, the accrued liabilities for individual sites range from less than $1 million to $18 million. The remediation expenditures are expected to occur over a number of years, and not to be concentrated in any single year. In our opinion, it is reasonably possible that losses in excess of the liabilities recorded may have been incurred. However, we cannot estimate any amount or range of such possible additional losses. New information about sites, new technology or future developments such

LYONDELLBASELL INDUSTRIES N.V

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

as involvement in investigations by regulatory agencies, could require us to reassess our potential exposure related to environmental matters.
The following table summarizes the activity in our accrued environmental liability included in “Accrued liabilities” and “Other liabilities:”

	Six Months Ended June 30,
Millions of dollars	2018	2017
Beginning balance	$102	$95
Changes in estimates	1	3
Amounts paid	(6)	(4)
Foreign exchange effects	(2)	5
Ending balance	$95	$99
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
We did not believe that the 2007 management agreement was in effect or that the Company or any Company-affiliated entity owed any obligation under the management agreement, including for management fees or for indemnification. We defended our position in proceedings and against any claims or demands that were asserted. In April 2011, Lyondell Chemical filed an objection to the claim and brought a declaratory judgment action for a determination that the demands were not valid and the declaratory judgment action was stayed per the parties’ agreement pending the outcome of the Weisfelner lawsuit.
The Weisfelner lawsuit went to trial in October 2016. In April 2017, the trial court awarded $12.6 million to the plaintiffs and denied all other relief, and in May 2017 the court issued its Final Judgment reflecting this ruling. The plaintiffs filed an appeal to the Federal District Court for the Southern District of New York, which largely affirmed the Final Judgment on January 24, 2018.
In April 2018, the Company and the Access Entities agreed to settle all claims, including under the 2009 Proof of Claim and 2007 Management Agreement, described in the April 2011 declaratory judgment action and the Access Entities’ December 2010 demand letters. No payments were required by either side under the settlement agreement; the declaratory judgment action was dismissed and the Proof of Claim was withdrawn.
Indemnification—We are parties to various indemnification arrangements, including arrangements entered into in connection with acquisitions, divestitures and the formation and dissolution of joint ventures. Pursuant to these arrangements, we provide indemnification to and/or receive indemnification from other parties in connection with liabilities that may arise in connection with the transactions and in connection with activities prior to completion of the transactions. These indemnification

LYONDELLBASELL INDUSTRIES N.V

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

arrangements typically include provisions pertaining to third party claims relating to environmental and tax matters and various types of litigation. As of June 30, 2018, we had not accrued any significant amounts for our indemnification obligations, and we are not aware of other circumstances that would likely lead to significant future indemnification obligations. We cannot determine with certainty the potential amount of future payments under the indemnification arrangements until events arise that would trigger a liability under the arrangements.
As part of our technology licensing contracts, we give indemnifications to our licensees for liabilities arising from possible patent infringement claims with respect to certain proprietary licensed technologies. Such indemnifications have a stated maximum amount and generally cover a period of five to ten years.
11.    Stockholders’ Equity
Dividend Distributions—The following table summarizes the dividends paid in the periods presented:

Millions of dollars, except per share amounts	Dividend Per Ordinary Share	Aggregate Dividends Paid	Date of Record
March	$1.00	$395	March 5, 2018
June	1.00	392	June 11, 2018
	$2.00	$787
Share Repurchase Programs—In June 2018, our shareholders approved a proposal to authorize us to repurchase up to 57,844,016 of our ordinary shares through December 1, 2019 (“June 2018 Share Repurchase Program”), which superseded the remaining authorization under our May 2017 Share Repurchase Program. The timing and amount of these repurchases, which are determined based on our evaluation of market conditions and other factors, may be executed from time to time through open market or privately negotiated transactions. The repurchased shares, which are recorded at cost, are classified as Treasury stock and may be retired or used for general corporate purposes, including for various employee benefit and compensation plans.
The following table summarizes our share repurchase activity for the periods presented:

	Six Months Ended June 30, 2018
Millions of dollars, except shares and per share amounts	Shares Repurchased	Average Purchase Price	Total Purchase Price, Including Commissions
May 2017 Share Repurchase Program	4,004,753	$106.05	$425
June 2018 Share Repurchase Program	482,863	111.16	53
	4,487,616	$106.60	$478

	Six Months Ended June 30, 2017
Millions of dollars, except shares and per share amounts	Shares Repurchased	Average Purchase Price	Total Purchase Price, Including Commissions
May 2016 Share Repurchase Program	3,501,084	$85.71	$300
May 2017 Share Repurchase Program	3,450,559	80.89	279
	6,951,643	$83.32	$579
Due to the timing of settlements, total cash paid for share repurchases for the six months ended June 30, 2018 and 2017 was $470 million and $570 million, respectively.

LYONDELLBASELL INDUSTRIES N.V

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Ordinary Shares—The changes in the outstanding amounts of ordinary shares are as follows:

	Six Months Ended June 30,
	2018	2017
Ordinary shares outstanding:
Beginning balance	394,512,054	404,046,331
Share-based compensation	264,671	304,566
Warrants exercised	—	4,184
Employee stock purchase plan	54,174	53,953
Purchase of ordinary shares	(4,487,616)	(6,951,643)
Ending balance	390,343,283	397,457,391

Treasury Shares—The changes in the amounts of treasury shares held by the Company are as follows:

	Six Months Ended June 30,
	2018	2017
Ordinary shares held as treasury shares:
Beginning balance	183,928,109	174,389,139
Share-based compensation	(264,671)	(304,566)
Warrants exercised	—	509
Employee stock purchase plan	(54,174)	(53,953)
Purchase of ordinary shares	4,487,616	6,951,643
Ending balance	188,096,880	180,982,772
Following approval by our management and shareholders, we are in the process of canceling 178,229,883 ordinary shares held in our treasury account in accordance with cancellation requirements under Dutch law. Cancellation of these shares is expected to be effective during the third quarter of 2018.

LYONDELLBASELL INDUSTRIES N.V

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Accumulated Other Comprehensive Income (Loss)—The components of, and after-tax changes in, Accumulated other comprehensive loss as of and for the six months ended June 30, 2018 and 2017 are presented in the following table:

Millions of dollars	Financial Derivatives	Unrealized Gains (Losses) on Available -For-Sale Debt Securities	Unrealized Gains (Losses) on Equity Securities and Equity Securities Held by Equity Investees	Defined Benefit Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustments	Total
Balance – January 1, 2018	$(120)	$—	$17	$(421)	$(761)	$(1,285)
Adoption of accounting standards	(2)	—	(17)	(51)	—	(70)
Other comprehensive income (loss) before reclassifications	99	—	—	—	(41)	58
Tax (expense) benefit before reclassifications	(18)	—	—	—	(14)	(32)
Amounts reclassified from accumulated other comprehensive income (loss)	(58)	—	—	17	—	(41)
Tax (expense) benefit	15	—	—	(3)	—	12
Net other comprehensive income (loss)	38	—	—	14	(55)	(3)
Balance – June 30, 2018	$(84)	$—	$—	$(458)	$(816)	$(1,358)

Millions of dollars	Financial Derivatives	Unrealized Gains (Losses) on Available -For-Sale Debt Securities	Unrealized Gains (Losses) on Equity Securities and Equity Securities Held by Equity Investees	Defined Benefit Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustments	Total
Balance – January 1, 2017	$(75)	$1	$—	$(498)	$(939)	$(1,511)
Other comprehensive income (loss) before reclassifications	(160)	(2)	2	—	101	(59)
Tax (expense) benefit before reclassifications	50	—	2	—	19	71
Amounts reclassified from accumulated other comprehensive income (loss)	158	—	—	19	—	177
Tax (expense) benefit	(47)	—	—	(6)	—	(53)
Net other comprehensive income (loss)	1	(2)	4	13	120	136
Balance – June 30, 2017	$(74)	$(1)	$4	$(485)	$(819)	$(1,375)

LYONDELLBASELL INDUSTRIES N.V

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The amounts reclassified out of each component of Accumulated other comprehensive loss are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item on the Consolidated Statements of Income
Millions of dollars	2018	2017	2018	2017
Reclassification adjustments for:
Financial derivatives – Foreign currency	$(124)	$133	$(62)	$158	Other income, net
Financial derivatives – Commodities	—	—	4	—	Cost of sales
Income tax (benefit) expense	(30)	40	(15)	47	Provision for (benefit from) income taxes
Financial derivatives, net of tax	(94)	93	(43)	111
Amortization of defined pension items:
Actuarial loss	8	9	16	19
Settlement loss	1	—	1	—
Income tax expense	2	3	3	6
Defined pension items, net of tax	7	6	14	13
Total reclassifications, before tax	(115)	142	(41)	177
Income tax (benefit) expense	(28)	43	(12)	53	Provision for (benefit from) income taxes
Total reclassifications, after tax	$(87)	$99	$(29)	$124	Amount included in net income
Amortization of prior service cost and actuarial loss is included in the computation of net periodic pension and other postretirement benefit costs (see Note 8).

LYONDELLBASELL INDUSTRIES N.V

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

12.    Per Share Data
Basic earnings per share are based upon the weighted average number of shares of common stock outstanding during the periods. Diluted earnings per share includes the effect of certain stock option awards and other equity-based compensation awards. We have unvested restricted stock units that are considered participating securities for earnings per share.
Earnings per share data and dividends declared per share of common stock are as follows:

	Three Months Ended June 30,
	2018		2017
Millions of dollars	Continuing Operations	Discontinued Operations	Continuing Operations	Discontinued Operations
Net income (loss)	$1,655	$(1)	$1,134	$(4)
Less: net loss attributable to non-controlling interests	—	—	1	—
Net income (loss) attributable to the Company shareholders	1,655	(1)	1,135	(4)
Net income attributable to participating securities	(1)	—	(1)	—
Net income (loss) attributable to ordinary shareholders – basic and diluted	$1,654	$(1)	$1,134	$(4)

Millions of shares, except per share amounts
Basic weighted average common stock outstanding	391	391	401	401
Effect of dilutive securities:
PSU awards	1	1	1	1
Potential dilutive shares	392	392	402	402
Earnings (loss) per share:
Basic	$4.23	$—	$2.83	$(0.01)
Diluted	$4.22	$—	$2.82	$(0.01)

Millions of shares, except per share amounts
Participating securities	0.5	0.5	0.4	0.4
Dividends declared per share of common stock	$1.00	$—	$0.90	$—

LYONDELLBASELL INDUSTRIES N.V

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Six Months Ended June 30, 2018
	2018		2017
Millions of dollars	Continuing Operations	Discontinued Operations	Continuing Operations	Discontinued Operations
Net income (loss)	$2,886	$(1)	$1,939	$(12)
Less: net loss attributable to non-controlling interests	—	—	1	—
Net income (loss) attributable to the Company shareholders	2,886	(1)	1,940	(12)
Net income attributable to participating securities	(2)	—	(2)	—
Net income (loss) attributable to ordinary shareholders – basic and diluted	$2,884	$(1)	$1,938	$(12)

Millions of shares, except per share amounts
Basic weighted average common stock outstanding	393	393	402	402
Effect of dilutive securities:
PSU awards	1	1	1	1
Potential dilutive shares	394	394	403	403
Earnings (loss) per share:
Basic	$7.34	$—	$4.82	$(0.03)
Diluted	$7.33	$—	$4.81	$(0.03)

Millions of shares, except per share amounts
Participating securities	0.5	0.5	0.4	0.4
Dividends declared per share of common stock	$2.00	$—	$1.75	$—

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

LYONDELLBASELL INDUSTRIES N.V

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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
Summarized financial information concerning reportable segments is shown in the following table for the periods presented:

	Three Months Ended June 30, 2018
Millions of dollars	O&P– Americas	O&P– EAI	I&D	Refining	Technology	Other	Total
Sales and other operating revenues:
Customers	$1,804	$3,413	$2,541	$2,298	$150	$—	$10,206
Intersegment	863	68	43	271	32	(1,277)	—
	2,667	3,481	2,584	2,569	182	(1,277)	10,206
Income (loss) from equity investments	15	54	(1)	—	—	—	68
EBITDA	700	447	642	104	113	4	2,010

	Three Months Ended June 30, 2017
Millions of dollars	O&P– Americas	O&P– EAI	I&D	Refining	Technology	Other	Total
Sales and other operating revenues:
Customers	$1,815	$2,966	$1,978	$1,565	$79	$—	$8,403
Intersegment	732	42	36	148	28	(986)	—
	2,547	3,008	2,014	1,713	107	(986)	8,403
Income from equity investments	11	67	—	—	—	—	78
EBITDA	859	699	339	25	48	—	1,970

	Six Months Ended June 30, 2018
Millions of dollars	O&P– Americas	O&P– EAI	I&D	Refining	Technology	Other	Total
Sales and other operating revenues:
Customers	$3,686	$6,898	$4,851	$4,300	$238	$—	$19,973
Intersegment	1,739	145	76	526	59	(2,545)	—
	5,425	7,043	4,927	4,826	297	(2,545)	19,973
Income from equity investments	32	130	2	—	—	—	164
EBITDA	1,480	965	1,128	167	169	14	3,923

LYONDELLBASELL INDUSTRIES N.V

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Six Months Ended June 30, 2017
Millions of dollars	O&P– Americas	O&P– EAI	I&D	Refining	Technology	Other	Total
Sales and other operating revenues:
Customers	$3,814	$5,933	$4,099	$2,815	$172	$—	$16,833
Intersegment	1,337	99	65	251	55	(1,807)	—
	5,151	6,032	4,164	3,066	227	(1,807)	16,833
Income from equity investments	25	133	1	—	—	—	159
EBITDA	1,582	1,228	678	(5)	108	(4)	3,587
Our O&P–Americas results for the first six months of 2017 included a $31 million gain on the first quarter sale of our Lake Charles, Louisiana site. EBITDA for our O&P–EAI segment in the second quarter and first six months of 2017 included a $21 million non-cash gain stemming from the elimination of an obligation associated with a lease. Our I&D segment results for the first six months of 2017 included charges approximating $40 million primarily related to the settlement of precious metal financings.
A reconciliation of EBITDA to Income from continuing operations before income taxes is shown in the following table for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2018	2017	2018	2017
EBITDA:
Total segment EBITDA	$2,006	$1,970	$3,909	$3,591
Other EBITDA	4	—	14	(4)
Less:
Depreciation and amortization expense	(300)	(286)	(599)	(582)
Interest expense	(91)	(95)	(182)	(302)
Add:
Interest income	15	4	26	10
Income from continuing operations before income taxes	$1,634	$1,593	$3,168	$2,713

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
OVERVIEW
LyondellBasell remains focused on delivering shareholder value with outstanding performance from our diverse global business portfolio and advancement of our growth initiatives during the second quarter of 2018. EBITDA increased relative to the second quarter and first six months of 2017 with improvements in three of our five business segments. High operating rates enabled us to benefit from strong global demand and margin improvements. In the U.S., a tight market supported strong polyethylene margins despite the addition of new industry capacity. Additionally, our team at the Houston refinery continued to operate with high reliability and captured improved refining margins during the second quarter.
During the second quarter of 2018, we reached significant milestones on our value-driven growth programs. In June, our pending acquisition of A. Schulman Inc. was approved by their shareholders and several regulatory agencies. Additionally, we entered into exclusive discussions with Odebrecht S.A. regarding a potential transaction with Braskem. Our organic growth program continued to advance with our U.S Gulf Coast capacity additions of polyethylene and propylene oxide proceeding on schedule. We are also expanding our joint venture portfolio with a new plant in South Korea that will add 400 kilotons of polypropylene capacity to our Polymirae’s new joint venture.

Significant items that affected our results during the second quarter and first six months of 2018 relative to the corresponding periods in 2017 include:

•
Lower O&P–Americas results in the second quarter and first six months of 2018 reflect lower olefins margins, partly offset by strong polyethylene margins; and lower olefins volumes in the first six months of 2018 relative to the first six months of 2017;

•	Lower O&P–EAI results with margin declines in Europe, partly offset by favorable foreign exchange impacts;

•	I&D segment results improved with increased margins and volumes; and

•	Refining segment results improved with higher refining margins and in the first six months of 2018, better yields and higher crude processing rates.
Other noteworthy items since the beginning of the year include the following:

•	Non-cash income tax benefit of $346 million recognized in the second quarter and first six months of 2018;

•
Announcement of definitive agreement in February 2018 to acquire A. Schulman, Inc., a leading global supplier of high-performance plastic compounds, composites and powders, for a total consideration of $2.25 billion;

•	Acquired a 50% interest in Quality Circular Polymers, a high standard plastics recycling company in Sittard-Geleen, Netherlands; and

•	Increased quarterly dividend from $0.90 cents to $1.00 in February 2018.

Results of operations for the periods discussed are presented in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2018	2017	2018	2017
Sales and other operating revenues	$10,206	$8,403	$19,973	$16,833
Cost of sales	8,290	6,601	16,302	13,592
Selling, general and administrative expenses	261	200	494	404
Research and development expenses	29	25	57	50
Operating income	1,626	1,577	3,120	2,787
Interest expense	(91)	(95)	(182)	(302)
Interest income	15	4	26	10
Other income, net	16	29	40	59
Income from equity investments	68	78	164	159
Provision for (benefit from) income taxes	(21)	459	282	774
Income from continuing operations	1,655	1,134	2,886	1,939
Loss from discontinued operations, net of tax	(1)	(4)	(1)	(12)
Net income	$1,654	$1,130	$2,885	$1,927

RESULTS OF OPERATIONS
Revenues—Revenues increased by $1,803 million, or 21%, in the second quarter of 2018 compared to the second quarter of 2017 and by $3,140 million, or 19%, in the first six months of 2018 compared to the first six months of 2017.
Average sales prices in the second quarter and first six months of 2018 were higher for most of our products as sales prices generally correlate with crude oil prices, which increased significantly relative to the corresponding periods in 2017. These higher prices led to revenue increases of 14% and 11% in the second quarter and first six months of 2018, respectively. Revenue increases of 4% in each of the second quarter and first six months of 2018 stemmed from higher volumes in most of our segments. Favorable foreign exchange impacts also resulted in revenue increases of 3% and 4% in the second quarter and first six months of 2018, respectively.
Cost of Sales—Cost of sales increased by $1,689 million, or 26%, in the second quarter of 2018 compared to the second quarter of 2017 and by $2,710 million, or 20%, in the first six months of 2018 compared to the first six months of 2017. These increases are primarily due to increases in feedstock and energy costs.
SG&A Expenses—Selling, general and administrative (“SG&A”) expenses increased by $61 million in the second quarter of 2018 compared to the second quarter of 2017 and by $90 million in the first six months of 2018 compared to the first six months of 2017. Approximately 60% these increases were attributable to higher employee-related expenses. Activities related to the evaluation and pre-project planning of certain growth projects account for the remaining increase in each of the 2018 periods.
Operating Income—Operating income increased by $49 million in the second quarter of 2018 compared to the second quarter of 2017 and by $333 million in the first six months of 2018 compared to the first six months of 2017.
Operating income for our I&D, Refining and Technology segments increased relative to the second quarter of 2017 by $299 million, $79 million and $61 million, respectively. These increases were offset in part by decreases of $220 million and $167 million, respectively, in our O&P–EAI and O&P–Americas segments.

In the first six months of 2018, operating income or our I&D, Refining and Technology segments increased by $438 million, $164 million and $57 million, respectively, over the first six months of 2017. These improvements in operating income were partly offset by declines in operating income of $248 million and $75 million in our O&P–EAI and O&P–Americas segments, respectively.
Results for each of our business segments are discussed further in the “Segment Analysis” section below.
Interest Expense—Interest expense remained relatively unchanged in the second quarter of 2018 compared to the second quarter of 2017 and decreased by $120 million in the first six months of 2018 compared to the first six months of 2017.
In March 2017, we recognized charges totaling $113 million related to the redemption of $1,000 million of our outstanding 5% senior notes due 2019. These charges included $65 million of prepayment premiums, $44 million for adjustments associated with fair value hedges and $4 million for the write-off of associated unamortized debt issuance costs.
Income Taxes—Our effective income tax rate for the second quarter of 2018 was -1.3% compared with 28.8% for the second quarter of 2017, and for the first six months of 2018 was 8.9% compared with 28.5% for the first six months of 2017. Our effective income tax rate fluctuates based on, among other factors, changes in statutory tax rates, changes in pretax income in countries with varying statutory tax rates, changes in valuation allowances, changes in foreign exchange gains/losses, the amount of exempt income, and changes in unrecognized tax benefits associated with uncertain tax positions.
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
Compared with the second quarter of 2017, the lower effective tax rate for the second quarter of 2018 was primarily attributable to changes in unrecognized tax benefits associated with uncertain tax positions (-21.9%), the impact of the reduction to the U.S. federal statutory tax rate as a result of the U.S.-enacted “H.R.1,” also known as the “Tax Cuts and Jobs Act” (the “Tax Act”) (-7.0%) and increases in exempt income (-2.3%), partially offset by the repeal of the U.S. domestic production activity deduction (1.2%). Compared with the first six months of 2017, the lower effective tax rate for the first six months of 2018 was primarily attributable to changes in unrecognized tax benefits associated with uncertain tax positions (-10.9%), the impact of the reduction to the U.S. federal statutory tax rate as a result of the Tax Act (-6.7%) and increases in exempt income (-2.6%), partially offset by the repeal of the U.S. domestic production activity deduction (1.2%).
During the second quarter of 2018, we entered into an audit settlement impacting specific uncertain tax positions. This audit settlement resulted in a $346 million non-cash benefit to our effective tax rate consisting of the recognition of $288 million of previously unrecognized tax benefits as a reduction for tax positions of prior years and the release of $58 million of previously accrued interest. Tax benefits totaling $252 million and $544 million were unrecognized as of June 30, 2018 and December 31, 2017, respectively. We had accrued approximately $14 million and $63 million for interest and penalties as of June 30, 2018 and December 31, 2017, respectively.
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
Comprehensive Income—Comprehensive income increased by $404 million in the second quarter of 2018 compared to the second quarter of 2017 and by $819 million in the six months of 2018 compared to the first six months of 2017. These improvements reflect higher net income and the favorable impacts of financial derivative instruments primarily driven by periodic changes in benchmark interest rates, partly offset by the net unfavorable impact of unrealized changes in foreign currency translation adjustments.
The net losses attributable to unrealized changes in foreign currency translations impacts include pre-tax gains of $128 million and $86 million in the second quarter and first six months of 2018, respectively, which represent the effective portion of our net investment hedges.
In the second quarter and first six months of 2018, the cumulative after-tax effects of our derivatives designated as cash flow hedges were net gains of $31 million and $38 million, respectively. The strengthening of the U.S. dollar against the euro in the second quarter and first six months of 2018 and periodic changes in benchmark interest rates resulted in pre-tax gains of $134 million and $26 million, respectively, related to our cross-currency swaps. Pre-tax losses of $124 million and $62 million related to our cross-currency swaps were reclassification adjustments included in Other income, net in the second quarter and first six months of 2018. Pre-tax gains of $17 million and $67 million related to forward-starting interest rate swaps were driven by changes in benchmark interest rates in the second quarter and first six months of 2018.

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
Our continuing operations are divided into five reportable segments: O&P–Americas; O&P–EAI; I&D; Refining; and Technology. Revenues and the components of EBITDA for the periods presented are reflected in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2018	2017	2018	2017
Sales and other operating revenues:
O&P–Americas segment	$2,667	$2,547	$5,425	$5,151
O&P–EAI segment	3,481	3,008	7,043	6,032
I&D segment	2,584	2,014	4,927	4,164
Refining segment	2,569	1,713	4,826	3,066
Technology segment	182	107	297	227
Other, including intersegment eliminations	(1,277)	(986)	(2,545)	(1,807)
Total	$10,206	$8,403	$19,973	$16,833
Operating income (loss):
O&P–Americas segment	$571	738	$1,222	$1,297
O&P–EAI segment	329	549	702	950
I&D segment	569	270	977	539
Refining segment	58	(21)	73	(91)
Technology segment	100	39	146	89
Other, including intersegment eliminations	(1)	2	—	3
Total	$1,626	$1,577	$3,120	$2,787
Depreciation and amortization:
O&P–Americas segment	$110	$107	$217	$225
O&P–EAI segment	60	58	123	117
I&D segment	72	68	145	137
Refining segment	46	44	92	84
Technology segment	12	9	22	19
Total	$300	$286	$599	$582

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2018	2017	2018	2017
Income (loss) from equity investments:
O&P–Americas segment	$15	$11	$32	$25
O&P–EAI segment	54	67	130	133
I&D segment	(1)	—	2	1
Total	$68	$78	$164	$159
Other income (expense), net:
O&P–Americas segment	$4	$3	$9	$35
O&P–EAI segment	4	25	10	28
I&D segment	2	1	4	1
Refining segment	—	2	2	2
Technology segment	1	—	1	—
Other, including intersegment eliminations	5	(2)	14	(7)
Total	$16	$29	$40	$59
EBITDA:
O&P–Americas segment	$700	$859	$1,480	$1,582
O&P–EAI segment	447	699	965	1,228
I&D segment	642	339	1,128	678
Refining segment	104	25	167	(5)
Technology segment	113	48	169	108
Other, including intersegment eliminations	4	—	14	(4)
Total	$2,010	$1,970	$3,923	$3,587
Olefins and Polyolefins–Americas Segment
Overview—EBITDA declined in the second quarter and first six months of 2018 relative to the second quarter and first six months of 2017 with lower olefins margins partly offset by higher polyethylene margins, and in the first six months of 2018, a decline in volumes. EBITDA for the first six months of 2017 included a $31 million gain on the sale of our Lake Charles, Louisiana, site.
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
As in recent years, strong supplies from the U.S. shale gas/oil boom resulted in ethane being a preferred feedstock in our U.S. plants in 2018. We produced approximately 85% of our ethylene from ethane in the second quarter and first six months of 2018, compared to approximately 75% in the second quarter and first six months of 2017. Despite generally higher liquid feedstock prices, strong propylene and butadiene coproduct prices at various points during these periods also brought liquids into our feedslate.

The following table sets forth selected financial information for the O&P–Americas segment including Income from equity investments, which is a component of EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2018	2017	2018	2017
Sales and other operating revenues	$2,667	$2,547	$5,425	$5,151
Income from equity investments	15	11	32	25
EBITDA	700	859	1,480	1,582
Revenues—Revenues for our O&P–Americas segment increased by $120 million, or 5%, in the second quarter of 2018 compared to the second quarter of 2017 and by $274 million, or 5%, in the first six months of 2018 compared to the first six months of 2017.
Average polyolefins sales prices, which were supported globally by higher crude oil prices, were higher in the second quarter and first six months of 2018, compared to the corresponding periods in 2017. Polyethylene and polypropylene sales prices increased due to strong market demand, and in the case of polypropylene, average sales prices also rose in response to increases in propylene feedstock prices. These higher sales prices were responsible for revenue increases of 6% and 7%, respectively, in the second quarter and first six months of 2018.
Segment volumes declined in the second quarter and first six months of 2018 with lower operating rates due to the planned turnaround at our Channelview, Texas facility. These lower volumes led to revenue decreases of 1% and 2% in the second quarter and first six months of 2018 relative to the same period in 2017.
EBITDA—EBITDA decreased by $159 million, or 19%, in the second quarter of 2018 compared to the second quarter of 2017 and by $102 million, or 6%, in the first six months of 2018 compared to the first six months of 2017.
Second quarter 2018 EBITDA declined 18% due to lower margins relative to the second quarter of 2017. This decline was driven by a 12 cents per pound decrease in olefins margins due primarily to lower ethylene sales prices with higher supplies from the start-up of new industry capacity. Higher polyethylene margins, which reflect a 13 cents per pound increase in price spreads over ethylene, partly offset the impact of lower olefins margins. Higher average polyethylene sales prices and lower ethylene feedstock costs resulted in the improvement in polyethylene margins due to a combination of good demand and operating issues at new and existing polyethylene plants. The decline in second quarter 2018 volumes discussed above resulted in an additional 1% decrease in EBITDA.
In the first six months of 2018, the impact of lower ethylene sales volumes discussed above led to a 4% decline in EBITDA. A further 2% decrease in EBITDA relative to the first six months of 2017 is related to the gain on sale of our Lake Charles, Louisiana site discussed above.
Margins were unchanged in the first six months of 2018 as lower olefins margins were offset by higher polyethylene and polypropylene margins. Olefins margins declined by 7 cents per pound largely due to the decline in ethylene prices. A 12 cents per pound increase in polyethylene price spreads over ethylene was driven by higher sales prices and lower ethylene feedstock cost. Polypropylene margins reflected a 2 cents per pound increase in polypropylene price spreads over propylene stemming from higher sales prices that rose in response to increases in propylene feedstock costs.
Olefins and Polyolefins–Europe, Asia, International Segment
Overview—EBITDA for the second quarter and first six months of 2018 declined largely as a result of lower margins in Europe compared to the strong second quarter and first six months of 2017, partly offset by the favorable impacts of foreign exchange. EBITDA for the second quarter and first six months of 2017 included the beneficial impact of $21 million related to the elimination of an obligation associated with a lease.

The following table sets forth selected financial information for the O&P–EAI segment including Income from equity investments, which is a component of EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2018	2017	2018	2017
Sales and other operating revenues	$3,481	$3,008	$7,043	$6,032
Income from equity investments	54	67	130	133
EBITDA	447	699	965	1,228
Revenues—Revenues increased by $473 million, or 16%, in the second quarter of 2018 compared to the second quarter of 2017 and by $1,011 million, or 17%, in the first six months of 2018 compared to the first six months of 2017.
Increased production and higher demand compared to the second quarter and first six months of 2017, led to higher polyolefins sales volumes. These increased volumes resulted in revenue increases of 5% and 4% in the second quarter and first six months of 2018. Average sales prices for most products increased in the second quarter and first six months of 2018 as sales prices generally correlate with crude oil prices, which were significantly higher compared to the second quarter and first six months of 2017. These higher average sales prices were responsible for revenue increases of 5% and 4%, respectively in the second quarter and first six months of 2018.
Foreign exchange impacts that, on average, were favorable for the second quarter and first six months of 2018 resulted in additional revenue increases of 6% and 9%, respectively, compared to the second quarter and first six months of 2017.
EBITDA—EBITDA in the second quarter of 2018 decreased by $252 million, or 36%, compared to the second quarter of 2017 and by $263 million, or 21%, in the first six months of 2018 compared to the first six months of 2017.
In each of the second quarter and first six months of 2018, margins in Europe declined mainly due to lower olefins and polyolefins margins. The lower olefins margins reflect per pound increases of 9 cents and 6 cents in the weighted average cost of ethylene production, which more than offset increased ethylene prices, in the second quarter and first six months 2018, respectively. Polyethylene margins declined in the second quarter and first six months of 2018 largely due to per pound decreases in price spreads over ethylene of 4 cents and 3 cents, respectively. These lower margins led to declines in EBITDA of 38% and 30%, respectively, in comparison to the strong second quarter and first six months of 2017. EBITDA also reflected declines of 3% and 2% relative to the second quarter and first six months of 2017, which included a favorable impact from the elimination of an obligation associated with a lease discussed above. Lower income from our equity investments in the second quarter of 2018 was responsible for a further decline of 2% in EBITDA.
These declines were partly offset in the first six months of 2018 by a 1% increase in EBITDA from the impact of higher polyolefins volumes. The impact to EBITDA of the higher second quarter 2018 polyolefins sales volumes discussed above was completely offset by lower olefins volumes.
Favorable foreign exchange impacts in the second quarter and first six months of 2018, also led to increases in EBITDA of 7% and 10%, respectively.

Intermediates and Derivatives Segment
Overview—EBITDA for our I&D segment was higher in the second quarter and first six months of 2018 compared to the second quarter and first six months of 2017 as margins benefited from industry supply constraints and strong demand. EBITDA for the first six months of 2017 included a negative impact of approximately $40 million related to precious metal catalysts.
The following table sets forth selected financial information for the I&D segment including Income from equity investments, which is a component of EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30, 2018
Millions of dollars	2018	2017	2018	2017
Sales and other operating revenues	$2,584	$2,014	$4,927	$4,164
Income (loss) from equity investments	(1)	—	2	1
EBITDA	642	339	1,128	678
Revenues—Revenues increased by $570 million, or 28%, in the second quarter of 2018 compared to the second quarter of 2017 and by $763 million, or 18%, in the first six months of 2018 compared to the first six months of 2017.
Higher average sales prices in the second quarter and first six months of 2018 for most products, which reflect the impacts of higher feedstock and energy costs and recent industry supply constraints, were responsible for revenue increases of 16% and 11%, respectively. Higher sales volumes resulted in revenue increases of 10% and 4% in the second quarter and first six months of 2018, primarily due to major turnarounds at our Botlek, Netherlands and Channelview, Texas facilities in the corresponding periods of 2017. Foreign exchange impacts that, on average, were favorably higher in the second quarter and first six months of 2018 led to additional revenue increases of 2% and 3%, respectively, relative to the corresponding prior year periods.
EBITDA—EBITDA increased $303 million, or 89%, in the second quarter of 2018 compared to the second quarter of 2017 and by $450 million, or 66%, in the first six months of 2018 compared to the first six months of 2017.
Higher margins led to improvements of 65% and 47% in EBITDA in the second quarter and first six months of 2018, respectively, relative to the second quarter and first six months of 2017. Industry outages for several intermediate chemicals products and strong seasonal demand for PO and derivatives products led to tight supplies and higher sales prices. Most of the intermediate chemical products also benefited from lower ethylene raw material costs. These intermediate chemicals and PO and derivatives products accounted for approximately 60% and 15% of the margin improvement in the second quarter of 2018, respectively, and 50% and 25% in the first six months of 2018. The remaining increase in margins was attributable to oxyfuels and related products, where prices benefited from per barrel crude oil price increases of approximately $25 and $19 in the second quarter and first six months of 2018, respectively, relative to the same periods in 2017. These higher prices more than offset the higher cost of feedstocks.
The impact of higher volumes as discussed above added 24% and 10% to EBITDA in the second quarter and first six months of 2018, respectively, while favorable foreign exchange impacts added 1% and 3%, respectively, to EBITDA. An additional 6% increase in EBITDA in the first six months of 2018, as compared to the corresponding prior year period, stems from the absence of the first quarter 2017 unfavorable impact associated with precious metal catalysts.
Lower income from our equity investments in the second quarter of 2018 resulted in a 1% decrease in EBITDA.

Refining Segment
Overview—EBITDA for our Refining segment benefited from improved refining margins in the second quarter and first six months of 2018, and additionally in the first six months of 2018 by higher yields and increased heavy crude processing rates.
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

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2018	2017	2018	2017
Sales and other operating revenues	$2,569	$1,713	$4,826	$3,066
EBITDA	104	25	167	(5)
Heavy crude oil processing rates, thousands of barrels per day	259	265	255	229
Market margins, dollars per barrel
Light crude oil – 2-1-1	$15.03	$13.26	$13.83	$12.57
Light crude – Maya differential	10.91	6.28	9.58	7.55
Total Maya 2-1-1	$25.94	$19.54	$23.41	$20.12
Revenues—Revenues increased by $856 million, or 50%, in the second quarter of 2018 compared to the second quarter of 2017 and by $1,760 million, or 57%, in the first six months of 2018 compared to the first six months of 2017.
Higher product prices led to revenue increases of 42% and 35% relative to the second quarter and first six months of 2017, respectively, due to per barrel increases in average crude oil prices of approximately $22 and $17 in the second quarter and first six months of 2018, respectively.
A 2% decline in heavy crude oil processing rates in the second quarter of 2018 led to a volume-driven revenue decrease of 8%, relative to the second quarter of 2017. In the first six months of 2018, heavy crude oil processing rates increased by 11% which resulted in a volume-driven revenue increase of 22% compared to the corresponding 2017 period.
EBITDA—EBITDA increased by $79 million, or 316%, in the second quarter of 2018 compared to the second quarter of 2017 and by $172 million, or 3440%, in the first six months of 2018 compared to the first six months of 2017.
Refining margins were higher in the second quarter and first six months of 2018 due to an improvement in the light-to-heavy differential and, in the first six months of 2018, by better yields relative to the first six months of 2017, which was negatively impacted by planned turnaround activity on our fluid catalytic cracking unit. These higher margins accounted for 103% and approximately 85% of the EBITDA improvement in the second quarter and first six months of 2018, respectively.
Higher heavy crude oil processing rates in the first six months of 2018 led to an additional 15% increase in EBITDA relative to the first six months of 2017, which was negatively impacted by downtime at one of our crude oil units. A slight decline in heavy crude oil processing rates in the second quarter of 2018 resulted in a 3% decline in EBITDA compared to the second quarter of 2017.
Technology Segment
Overview—EBITDA for the Technology segment improved in the second quarter and first six months of 2018 compared to the second quarter and first six months of 2017 primarily due to higher licensing and services revenues.

The following table sets forth selected financial information for the Technology segment:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2018	2017	2018	2017
Sales and other operating revenues	$182	$107	$297	$227
EBITDA	113	48	169	108
Revenues—Revenues increased by $75 million, or 70%, in the second quarter of 2018 compared to the second quarter of 2017 and by $70 million, or 31%, in the first six months of 2018 compared to the first six months of 2017.
Higher licensing and services revenues were responsible for revenue increases of 56% and 25% in the second quarter and first six months of 2018 relative to the corresponding periods in 2017. Higher customer demand led to increased catalyst volumes in the second quarter of 2018 resulting in a revenue increase of 7%. Revenues were further augmented by additional increases of 8% and 11% stemming from favorable foreign exchange impacts in the second quarter and first six months of 2018.
These revenue increases were partially offset in the second quarter and first six months of 2018 by revenue decreases of 1% and 3%, respectively, stemming from the decline in average sales prices for catalysts, and in the first six months of 2018 by a 2% revenue decrease driven by a decline in catalyst sales volumes.
EBITDA—EBITDA increased by $65 million, or 135%, in the second quarter of 2018 compared to the second quarter of 2017 and by $61 million, or 56%, in the first six months of 2018 compared to the first six months of 2017.
Higher licensing and services revenues were responsible for a 119% improvement in second quarter 2018 EBITDA as several licensing agreements signed in mid-2017, primarily in China, were recognized in revenue. Increased catalyst volumes and favorable foreign exchange impacts resulted in improvements to second quarter 2018 EBITDA of 12% and 4%, respectively.
Higher licensing and services revenues and favorable foreign exchange impacts in the first six months of 2018 were responsible for improvements in EBITDA of 50% and 10% for the first six months of 2018. These improvements were offset in part by a 4% volume-driven decline in EBITDA discussed above.

FINANCIAL CONDITION
Operating, investing and financing activities, which are discussed below, are presented in the following table:

	Six Months Ended June 30,
Millions of dollars	2018	2017
Source (use) of cash:
Operating activities	$2,733	$2,238
Investing activities	(589)	(1,054)
Financing activities	(1,265)	(1,359)
Operating Activities—Cash of $2,733 million generated by operating activities in the first six months of 2018 reflected an increase in earnings adjusted for non-cash items, offset by payments for taxes and employee bonuses, and cash consumed by the main components of working capital–accounts receivable, inventories and accounts payable. A $346 million non-cash reduction in unrecognized tax benefits is reflected in Other operating activities for the first six months of 2018. For additional information on this matter, see Note 9 to the Consolidated Financial Statements.
In the first six months of 2018, the main components of working capital consumed $100 million of cash as higher accounts receivable more than offset an increase in accounts payable. Higher sales volumes and prices in our O&P–EAI and I&D segments were largely responsible for the increase in accounts receivable. Increased feedstock prices for our Refining segment was the primary driver for the increase in accounts payable. Inventories declined slightly as reductions following the successful completion of turnaround activities at our O&P–Americas segment’s Channelview, Texas facility were mostly offset by small inventory increases in our remaining segments.
The main components of working capital consumed $462 million of cash in the first six months of 2017.  Lower heavy liquid and natural gas liquids prices in our O&P–Americas segment and a decrease in feedstock purchases in our O&P–EAI segment led to the decline in accounts payable in the first six months of 2017. Higher sales prices and increased volumes in our O&P–EAI segment led to the increase in accounts receivable. Higher olefin co-product and polyolefin prices in our O&P–Americas segment in the first six months of 2017 led to the increase in inventories, which were partially offset by an inventory drawdown during turnaround activities at our I&D segment’s Botlek, Netherlands facility.
Investing Activities—We invest cash in investment-grade and other high-quality instruments that provide adequate flexibility to redeploy funds as needed to meet our cash flow requirements while maximizing yield.
In the first six months of 2018 and 2017, we invested $50 million and $653 million, respectively, in debt securities that are deemed available-for-sale and classified as Short-term investments. We also invested $19 million in equity securities in the first six months of 2018. In addition, in the first six months of 2017 we invested $512 million in tri-party repurchase agreements, which are classified as short-term loans receivable.
We received proceeds of $410 million and $487 million in the first six months of 2018 and 2017, respectively, upon the sale and maturity of certain of our available-for-sale debt securities. In the first six months of 2018, we received proceeds of $32 million on the sale of a portion of our investments in equity securities. In the first six months of 2017, we also received proceeds of $381 million and $75 million, respectively, upon maturity of certain of our repurchase agreements and held-to-maturity securities.
Upon expiration in June 2018, we settled foreign currency contracts, with notional values totaling €400 million, which were designated as net investment hedges of our investments in foreign subsidiaries. Payments to and proceeds from our counterparties resulted in a net cash inflow of $25 million.
See Note 7 to the Consolidated Financial Statements for additional information regarding these investments.

Capital Expenditures—The following table summarizes capital expenditures for the periods presented:

	Six Months Ended June 30,
Millions of dollars	2018	2017
Capital expenditures by segment:
O&P–Americas	$558	$381
O&P–EAI	118	79
I&D	148	184
Refining	81	163
Technology	17	13
Other	3	8
Consolidated capital expenditures	$925	$828
In the first six months of 2018 and 2017, our capital expenditures included construction related to our new Hyperzone polyethylene plant at our La Porte, Texas facility and our new PO/TBA plant at our Channelview, Texas facility, turnaround activities at several sites, debottlenecks of certain assets to enhance production as well as other plant improvement projects. The higher level of capital expenditures for our O&P–Americas segment in the first six months of 2018 relative to the same period in 2017 is largely due to the construction of our new Hyperzone polyethylene plant. The lower level of capital expenditures for our Refining segment reflects the completion of turnaround activities in 2017.
Financing Activities—In the first six months of 2018 and 2017, we made payments of $470 million and $570 million to acquire approximately 4 million and 7 million, respectively, of our outstanding ordinary shares. We also made dividend payments totaling $787 million and $704 million during the first six months of 2018 and 2017, respectively. For additional information related to our share repurchases and dividend payments, see Note 11 to the Consolidated Financial Statements.
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
Liquidity and Capital Resources—As of June 30, 2018, we had $3,317 million of unrestricted cash and cash equivalents and marketable securities classified as Short-term investments and held $554 million of tri-party repurchase agreements classified as Prepaid expenses and other current assets. For additional information related to our purchases of marketable securities see “Investing Activities” above and Note 7 to the Consolidated Financial Statements.
At June 30, 2018, we held $493 million of cash in jurisdictions outside of the U.S., principally in the United Kingdom. There are currently no legal or economic restrictions that materially would impede our transfers of cash.
We also had total unused availability under our credit facilities of $3,400 million at June 30, 2018, which included the following:

•
$2,500 million under our $2,500 million revolving credit facility, which backs our $2,500 million commercial paper program. Availability under this facility is net of outstanding borrowings, outstanding letters of credit provided under the facility and notes issued under our commercial paper program. A small portion of our availability under this facility is impacted by changes in the euro/U.S. dollar exchange rate. At June 30, 2018, we had no outstanding commercial paper, outstanding letters of credit or outstanding borrowings under the facility; and

•
$900 million under our $900 million U.S. accounts receivable facility. Availability under this facility is subject to a borrowing base of eligible receivables, which is reduced by outstanding borrowings and letters of credit, if any. This facility had no outstanding borrowings or letters of credit at June 30, 2018.

At June 30, 2018, we had total debt, including current maturities, of $8,540 million, and $281 million of outstanding letters of credit, bank guarantees and surety bonds issued under uncommitted credit facilities.
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
In July 2018, we amended our $900 million U.S. accounts receivable facility. This amendment, among other things, extended the term of the facility to July 2021.
For additional information related to our credit facilities discussed above, see Note 6 to the Consolidated Financial Statements.
In June 2018, our shareholders approved a proposal to authorize us to repurchase up to an additional 10%, or 57,844,016, of our ordinary shares through December 2019 (“June 2018 Share Repurchase Program”). As a result, the authorization of the remaining unpurchased shares under the share repurchase program approved by our shareholders in May 2017 (“May 2017 Share Repurchase Program”) was superseded. Our share repurchase program does not have a stated dollar amount, and purchases may be made through open market purchases, private market transactions or other structured transactions. Repurchased shares could be retired or used for general corporate purposes, including for various employee benefit and compensation plans. In the first six months of 2018, we purchased approximately 4 million shares under these programs for approximately $478 million. As of July 31, 2018, we had approximately 56 million shares remaining under the current authorization. The timing and amounts of additional shares repurchased will be determined based on our evaluation of market conditions and other factors. For additional information related to our share repurchase programs, see Note 11 to the Consolidated Financial Statements.
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
In February 2018, we entered into a definitive agreement to acquire A. Schulman. Closing of this $2.25 billion acquisition is expected in the second half of 2018. We plan to use cash-on-hand to fund the acquisition.
We believe that our current liquidity availability and cash from operating activities provide us with sufficient financial resources to meet our anticipated capital requirements and obligations as they come due.

CURRENT BUSINESS OUTLOOK
The wave of new polyethylene capacity additions is being absorbed by robust demand in polyethylene markets. In North America, the majority of the plants planned over the period from 2016 to 2019 have started with approximately 65% of both the ethylene and polyethylene capacity appearing in the market. Over the coming quarters, LyondellBasell is poised to drive earnings growth with strong performance in our Intermediates and Derivatives segment, operational and market improvements in our Refining segment, the acquisition of Schulman later this year, the start-up of our Hyperzone high density polyethylene plant in 2019 and increased profitability for our refinery from the impact of the new marine fuel regulations in the latter half of next year.
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

•	our ability to execute our organic growth plans may be negatively affected by our ability to complete projects on time and on budget;

•	our ability to acquire new businesses and assets and integrate those operations into our existing operations and make cost-saving changes in operations;

•	any loss or non-renewal of favorable tax treatment under agreements or treaties, or changes in laws, regulations or treaties, may substantially increase our tax liabilities;

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
Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market and regulatory risks is described in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2017. Our exposure to such risks has not changed materially in the six months ended June 30, 2018.
Item 4.    CONTROLS AND PROCEDURES
As of June 30, 2018, with the participation of our management, our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) carried out an evaluation, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the Act), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of June 30, 2018.
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
The following is a description of environmental proceedings to which a governmental authority is a party and potential monetary penalties are reasonably likely to be $100,000 or more:
In September 2013, the Louisiana Department of Environmental Quality (the “LDEQ”) issued a Compliance Order and Notice of Potential Penalty to Equistar Chemicals, LP pertaining to self-reported deviations arising from our Lake Charles, Louisiana polyolefins plant and relating to certain Clean Air Act Title V permit conditions, limits and other requirements. The matter involves deviations reported by us to the LDEQ in semi-annual reports covering 2007 through June 2011. We have a preliminary agreement with the LDEQ to resolve this matter. We now expect the penalty to be less than $100,000.
In June 2014, EPA Region V issued a Notice and Finding of Violation alleging violations at our Tuscola, Illinois facility related to flaring activity. The Notice generally alleges failure to conduct a valid performance test and improper flare operations. In June 2018, Region V issued a draft administrative consent order that requires the completion of certain activities, but has not yet proposed a penalty. We reasonably believe that EPA Region V may assert a penalty demand in excess of $100,000.
In January 2018, Houston Refining, LP learned that the Texas Commission on Environmental Quality had referred an environmental matter to the Texas Attorney General’s office (“TAGO”) for enforcement. The environmental matter referred to TAGO for enforcement stems from air emissions events sustained at the refinery. Houston Refining, LP is currently in negotiations with TAGO to resolve this matter; we reasonably believe monetary penalties will exceed $100,000.
In March 2018, the Morris facility learned that the Illinois EPA referred an environmental matter to the Illinois Attorney General’s Office (“IAGO”). The matters referred for enforcement relate to air emission events at the facility. In June 2018, the IAGO issued a proposed consent order with a penalty demand of $125,000 and we are working with the IAGO to resolve this matter.
In March 2018, the Cologne, Germany local court issued a regulatory fine notice of €1,800,000 arising from a pipeline leak in our Wesseling, Germany facility. We expect the Cologne prosecutor to issue a corresponding payment request, which will resolve the matter.
The U.S. EPA has been conducting an enforcement initiative regarding flare emissions at petrochemical plants. In July 2014, we received Clean Air Act section 114 information request regarding flares at four U.S. facilities. In response to the information we provided and subsequent discussions, the EPA and DOJ have indicated that they are seeking a consent decree that would require certain corrective measures. We reasonably believe that resolution of this matter will involve payment of a monetary sanction in excess of $100,000. We continue to work with the EPA and DOJ to resolve this matter.
Additional information about such environmental proceedings can be found in Part I, Item 3 of our 2017 Annual Report on Form 10-K, which is incorporated into this Item 1 by reference.
Item 1A.    RISK FACTORS
There have been no material changes from the risk factors disclosed in Item 1A of our 2017 Annual Report on Form 10-K.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
April 1 – April 30	1,790,771	$104.40	1,790,771	30,487,465
May 1 – May 31	921,502	$107.67	921,502	29,565,963
June 1 – June 30	482,863	$111.16	482,863	57,361,153
Total	3,195,136	$106.36	3,195,136	57,361,153
(1) On June 1, 2018, we announced a share repurchase program of up to 57,844,016 of our ordinary shares through December 1, 2019, which superseded any prior repurchase authorizations. The maximum number of shares that may yet be purchased is not necessarily an indication of the number of shares that will ultimately be purchased.
Item 4.    MINE SAFETY DISCLOSURES
Not applicable.

Item 6.    EXHIBITS

3.1	Articles of Association of LyondellBasell Industries N.V., as amended on June 1, 2018 (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed with the SEC on June 5, 2018)

10.1
Second Amended and Restated Nomination Agreement, dated June 1, 2018, between AI International Chemicals S.à R.L. and LyondellBasell Industries N.V. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on June 5, 2018)

10.2
Reimbursement Agreement, dated June 4, 2018, between Stephen Doktycz and Lyondell Chemical Company (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the SEC on June 5, 2018)

10.3
Settlement Agreement, dated June 4, 2018, among The Dow Chemical Company, Lyondell Chemical Company, and Stephen Doktycz (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed with the SEC on June 5, 2018)

10.4
Good Leaver Undertaking and Defense Agreement, dated January 20, 2017, between Lyondell Chemical Company and Stephen Doktycz (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed with the SEC on June 5, 2018)

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

LYONDELLBASELL INDUSTRIES N.V.

Date:	August 3, 2018	/s/ Jacinth C. Smiley
Jacinth C. Smiley
Vice President and
Chief Accounting Officer
(Principal Accounting Officer)