Form 10-K
period 2018-12-31
LyondellBasell Industries N.V.
filed 2019-02-21
CIK 1489393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☑  Yes    ☐  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes     ☑  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☑  Yes    ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☑  No
The aggregate market value of common stock held by non-affiliates of the registrant on June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price on that date of $109.85, was $35.0 billion. For purposes of this disclosure, in addition to the registrant’s executive officers and members of its Board of Directors, the registrant has included Access Industries, LLC and its affiliates as “affiliates.”
The registrant had 371,156,998 shares outstanding at February 19, 2019 (excluding 29,053,282 treasury shares).
Documents incorporated by reference:
Portions of the Notice of the 2019 Annual Meeting of Shareholders and 2019 Proxy Statement, in connection with the Company’s 2019 Annual Meeting of Shareholders (in Part III), as indicated herein.

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

•	execution of our organic growth plans may be negatively affected by our ability to complete projects on time and on budget;

•	our growth depends on the opportunities available to acquire new businesses and assets and our ability to integrate them into our existing operations;

•
uncertainties associated with worldwide economies could create reductions in demand and pricing, as well as increased counterparty risks, which could reduce liquidity or cause financial losses resulting from counterparty default;

•
the negative outcome of any legal, tax, and environmental proceedings or changes in laws or regulations regarding legal, tax and environmental matters may increase our costs, reduce demand for our products, or otherwise limit our ability to achieve savings under current regulations;

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
We participate globally across the petrochemical value chain and are an industry leader in many of our product lines. Our chemicals businesses consist primarily of large processing plants that convert large volumes of liquid and gaseous hydrocarbon feedstocks into plastic resins and other chemicals. Our chemical products tend to be basic building blocks for other chemicals and plastics, while our plastic products are used in large volumes as well as smaller specialty applications. Our customers use our plastics and chemicals to manufacture a wide range of products that people use in their everyday lives including food packaging, home furnishings, automotive components, paints and coatings. Our refining business consists of our Houston refinery, which processes crude oil into refined products such as gasoline, diesel and jet fuel. We also develop and license chemical and polyolefin process technologies and manufacture and sell polyolefin catalysts.
Our financial performance is influenced by the supply and demand for our products, the cost and availability of feedstocks, global and regional production capacity, our operational efficiency and our ability to control costs. We have a strong operational focus and, as a producer of large volume commodities, continuously strive to differentiate ourselves through safe, reliable and low-cost operations in all our businesses. We purchase large quantities of natural gas, electricity and steam which we use as energy to fuel our facilities. We also purchase large quantities of natural gas liquids and crude oil derivatives which we use as feedstocks. During recent years the relatively low cost of natural gas-derived raw materials in the U.S. versus the global cost of crude oil-derived raw materials has had a significant positive influence on the profitability of our North American operations. While new facilities and increased supply has reduced the North American feedstock advantage, improved product supply and demand fundamentals in several businesses, notably global polyolefins products, have partially offset the decline.
SEGMENTS
We manage our operations through six operating segments. Our reportable segments are:

•	Olefins and Polyolefins—Americas (“O&P–Americas”). Our O&P–Americas segment produces and markets olefins and co-products, polyethylene and polypropylene.

•	Olefins and Polyolefins–Europe, Asia, International (“O&P–EAI”). Our O&P–EAI segment produces and markets olefins and co-products, polyethylene and polypropylene.

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
Financial information about our business segments and geographical areas can be found in Note 22, Segment and Related Information, to the Consolidated Financial Statements. Information about the locations where we produce our primary products can be found under “Description of Properties.” No single customer accounted for 10% or more of our total revenues in 2018, 2017 and 2016.
Olefins and Polyolefins Segments Generally
We are one of the leading worldwide producers of olefins and polyethylene (“PE”) and we are the world’s second largest producer of polypropylene (“PP”). We manage our olefin and polyolefin business in two reportable segments, O&P–Americas and O&P–EAI.
Olefins & Co-products—Ethylene is the most significant petrochemical in terms of worldwide production volume and is the key building block for PE and many other chemicals and plastics. Ethylene is produced by steam cracking hydrocarbons such as ethane, propane, butane and naphtha. This production results in co-products such as aromatics and other olefins, including propylene and butadiene. Ethylene and its co-products are fundamental to many parts of the economy, including the production of consumer products, packaging, housing and automotive components and other durable and nondurable goods.
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
Polyethylene—We produce high density polyethylene (“HDPE”), low density polyethylene (“LDPE”) and linear low density polyethylene. PE sales accounted for approximately 19%, 21% and 24% of our total revenues in 2018, 2017 and 2016, respectively.
Polypropylene—We produce PP homopolymers and copolymers. PP sales accounted for approximately 15% of our total revenues in 2018 and 17% in each of 2017 and 2016.
Olefins and Polyolefins–Americas Segment
Overview
Our O&P–Americas segment produces and markets olefins and co-products, polyethylene and polypropylene.
Sales & Marketing / Customers
Most of the ethylene we produce is consumed internally as a raw material in the production of PE and other derivatives, with the balance sold to third party customers, primarily under multi-year contracts. In 2017 and 2018, we added a total of 230 million pounds of ethylene capacity at our facilities in North America.
We use all the propylene we produce in the production of PP, propylene oxide and other derivatives of those products. As a result, we also purchase propylene from third parties. In addition to purchases of propylene, we purchase ethylene for resale, when necessary, to satisfy customer demand above our own production levels. Volumes of any of these products purchased for resale can vary significantly from period to period and are typically most significant during extended outages of our own production, such as during planned maintenance. However, purchased volumes have not historically had a significant impact on profits, except to the extent that they replace lower-cost production.
Most of the ethylene and propylene production from our Channelview, Corpus Christi and La Porte, Texas facilities is shipped via a pipeline system, which has connections to numerous U.S. Gulf Coast consumers. This pipeline extends from Corpus Christi to Mont Belvieu, Texas. In addition, exchange agreements with other ethylene and co-products producers allow access to customers who are not directly connected to this pipeline system. Some ethylene is shipped by railcar from our Clinton, Iowa facility to our Morris, Illinois facility and some is shipped directly to customers. Propylene from Clinton and Morris is generally shipped by marine vessel, barge, railcar or truck.
Our PP and PE production is typically sold through our sales organization to an extensive base of established customers and distributors servicing both the domestic and export markets either under annual contracts or on a spot basis. We have sales offices in various locations in North America and our polyolefins are primarily transported in North America by railcar or truck. Export sales are primarily to customers in Latin America, with sales to Asia expected to increase in the coming years as global supply and demand balances shift. We also consume PP in our PP compounds business, which is managed worldwide by our APS segment.
Joint Venture Relationships
We participate in a joint venture in Mexico, which provides us with capacity for approximately 640 million pounds of PP production. The capacity is based on our percentage ownership of the joint venture’s total capacity. We do not hold a majority interest in or have operational control of this joint venture.
Raw Materials
Raw material cost is the largest component of the total cost to produce ethylene and its co-products. The primary raw materials used in our Americas olefin facilities are natural gas liquids (“NGLs”) and heavy liquids. Heavy liquids include crude oil-based naphtha and other refined products, as well as condensate, a very light crude oil resulting from natural gas production. NGLs include ethane, propane and butane. The use of heavy liquid raw materials results in the production of significant volumes of co-products such as propylene, butadiene and benzene, as well as gasoline blending components, while the use of NGLs results in the production of a smaller volume of co-products.
Our ability to pass on raw material price increases to our customers is dependent on market-driven demand for olefins and polyolefins. Sales prices for products sold in the spot market are determined by market forces. Our contract prices are influenced by product supply and demand conditions, spot prices, indices published in industry publications and, in some instances, cost recovery formulas.
We can manufacture olefins by utilizing a variety of feedstocks, including heavy liquids and NGLs. Technological advances for extracting shale-based oil and gas have led to an increased supply of NGLs, providing a cost advantage over heavy liquids, particularly in the U.S. A plant’s flexibility to consume a wide range of raw materials generally provides an advantage over plants that are restricted in their processing capabilities. Our Americas’ facilities can process significant quantities of either heavy liquids or NGLs. We estimate that in the U.S. we can produce up to approximately 90% of our total ethylene output using NGLs. Changes in the raw material feedstock mix utilized in the production process will result in variances in production capacities among products. We believe our raw material flexibility in the U.S. is a key advantage in our production of ethylene and its co-products.
Industry Dynamics / Competition
With respect to olefins and polyolefins, competition is based on price and, to a lesser extent, on product quality, product delivery, reliability of supply, product performance and customer service. Profitability is affected not only by supply and demand for olefins and polyolefins, but also by raw material costs and price competition among producers, which may intensify due to, among other things, the addition of new capacity. In general, demand is a function of worldwide demographic and economic growth, including the regional dynamics that underlie global growth trends.
We compete in North America with other large marketers and producers, including global chemical companies, chemical divisions of large oil companies and regional marketers and producers.
Based on published capacity data, we believe as of December 31, 2018 we were:

•	the second largest producer of ethylene in North America, with ethylene capacity of 12.0 billion pounds per year;

•	the third largest producer of PE in North America with 6.4 billion pounds per year of capacity; and

•
the largest producer of PP in North America, with 4.0 billion pounds, including our share of our Mexican joint venture capacity and approximately 620 million pounds of Catalloy capacity reported within our Advanced Polymer Solutions segment.

Olefins and Polyolefins–Europe, Asia, International Segment
Overview
Our O&P–EAI segment produces and markets olefins and co-products, polyethylene and polypropylene.
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
Joint Venture Relationships
We participate in several manufacturing joint ventures in Saudi Arabia, Thailand, Poland, Australia and South Korea. We do not hold majority interests in any of these joint ventures, nor do we have operational control. These ventures provide us with additional production capacity of approximately 2.4 billion pounds of PP, approximately 1.4 billion pounds of olefins, and approximately 0.9 billion pounds of PE. These capacities are based on our percentage ownership interest in the joint ventures’ total capacities. We realize profits or losses from these ventures as income or loss on the equity basis of accounting.
We generally license our polyolefin process technologies and supply catalysts to our joint ventures through our Technology segment. Some of our joint ventures are able to source cost advantaged raw materials from their local shareholders.
Raw Materials
Raw material cost is the largest component of the total cost for the production of olefins and co-products. Historically, the primary raw material used in our European olefin facilities was naphtha; however, in recent years we increased our use of advantaged NGLs. For our Saudi Arabian joint venture facilities, locally sourced and cost advantaged NGLs, including ethane, propane and butane are used. The principal raw materials used in the production of polyolefins are propylene and ethylene. In Europe, we have the capacity to produce approximately 50% of the propylene requirements for our European PP production and all of the ethylene requirements for our European PE production. Propylene and ethylene requirements that are not produced internally are generally acquired pursuant to long-term contracts with third party suppliers or via spot purchases. Some of our joint ventures receive propylene and ethylene from their local shareholders under long-term contracts.
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
Based on published capacity data and including our proportionate share of our joint ventures, we believe as of December 31, 2018 we were:

•	the fifth largest producer of ethylene in Europe with an ethylene capacity of 4.3 billion pounds per year;

•
the largest producer of PP in Europe with 5.8 billion pounds per year of capacity, including our share of our joint venture in Poland and approximately 580 million pounds of Catalloy capacity reported within our Advanced Polymer Solutions segment; and

•	the largest producer of PE in Europe with 4.8 billion pounds per year of capacity, including our share of our joint venture in Poland.
Intermediates and Derivatives Segment
Overview
Our I&D segment produces and markets propylene oxide (“PO”) and its derivatives, oxyfuels and related products, and intermediate chemicals such as styrene monomer (“SM”), acetyls, and ethylene oxides and derivatives.
PO and Derivatives—We produce PO through two distinct technologies, one of which yields tertiary butyl alcohol (“TBA”) as the co-product and the other of which yields SM as the co-product. The two technologies are mutually exclusive with dedicated assets for manufacturing either PO/TBA or PO/SM. PO is an intermediate commodity chemical and is a precursor of polyols, propylene glycol, propylene glycol ethers and butanediol. PO and derivatives are used in a variety of durable and consumable items with key applications such as polyurethanes used for insulation, automotive/furniture cushioning, coatings, surfactants, synthetic resins and several other household usages.
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
We also have a joint venture manufacturing relationship in China. This venture provides us with additional production capacity of approximately 115 million pounds of PO. This capacity is based on our operational share of the joint venture’s total capacity.
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
In the U.S., we obtain a large portion of our propylene, benzene and ethylene raw materials needed for the production of PO and its co-products from our O&P–Americas segment and to a lesser extent from third parties. Raw materials for the non-U.S. production of PO and its co-products are obtained from our O&P–EAI segment and from third parties. We consume a significant portion of our internally-produced PO in the production of PO derivatives.
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
Based on published capacity data, excluding our partners’ shares of joint venture capacity, we believe as of December 31, 2018 we were:

•	the second largest producer of PO worldwide; and

•	the second largest producer of oxyfuels worldwide.
Advanced Polymer Solutions Segment
Overview
We formed the APS segment following our acquisition of A. Schulman Inc. in August 2018. Our APS segment produces and markets compounding and solutions, such as polypropylene compounds, engineered plastics, masterbatches, engineered composites, colors and powders; and advanced polymers, which includes Catalloy and polybutene-1 polyolefin resins.
Compounding and Solutions—Our polypropylene compounds are produced from blends of polyolefins and additives and largely focused on automotive applications. Engineered plastics and engineered composites add value for more specialized high-performance applications used across a variety of industries. Masterbatches are compounds that provide differentiated properties when combined with commodity plastics used in packaging, agriculture, and durable goods applications. Specialty powders are largely used to mold toys, industrial tanks, and sporting goods such as kayaks. Performance colors provide powdered, pelletized and liquid color concentrates for the plastics industry.
Advanced Polymers—Catalloy and polybutene-1 are unique polymers that can be used within the APS segment for downstream compounding or can be sold as raw materials to third parties. Catalloy is a line of differentiated propylene-based polymers that add value in packaging applications and construction materials such as the white membranes used in the commercial roofing market. Polybutene-1 is used in both specialty piping and packaging applications.
Sales & Marketing / Customers
Our products are sold through our global sales organization to a broad base of established customers and distributors under contract or on a spot basis. These products are transported to our customers primarily by either truck or bulk rail.
Joint Venture Relationships
We participate in several manufacturing joint ventures in Australia, Malaysia, Saudi Arabia, Hong Kong, Thailand, Indonesia and Argentina. We do not hold majority interests in any of these joint ventures, nor do we have operational control. These ventures provide us with additional production capacity of approximately 170 million pounds of PP compounds, approximately 20 million pounds of engineered composites, approximately 35 million pounds of specialty powders and approximately 25 million pounds of masterbatch solutions. These capacities are based on our percentage ownership interest in the joint ventures’ total capacities.

Raw Materials
The principal materials used in the production of our compounding and solutions products are polypropylene, polyethylene, polystyrene, nylon and titanium dioxide. Raw materials required for the production of our compounding and solutions products are obtained from our wholly owned or joint venture facilities and from a number of major plastic resin producers or other suppliers at market-based prices.
The principal raw materials used in the production of advanced polymers are ethylene, propylene and butene-1. Ethylene and propylene requirements that are not produced internally and externally-supplied butene-1 are acquired through long-term contracts with third party suppliers or via spot purchases.
Our ability to pass through the increased cost of raw materials to customers is dependent on global market demand. In general, the pricing for purchases and sales of most products is determined by global market forces.
Industry Dynamics / Competition
With respect to product competition, the market is influenced and based on a variety of factors, including price, product quality, product delivery, reliability of supply, product performance and customer service. We compete with regional and multinational marketers and producers of plastic resins and compounds.
Based on published capacity data and including our proportionate share of our joint ventures, we believe as of December 31, 2018 we were the largest global producer of polypropylene compounds.
Refining Segment
Overview
The primary products of our Refining segment are refined products made from heavy, high-sulfur crude oil and other crude oils of varied types and sources available on the U.S. Gulf Coast. These refined products include gasoline and other distillates.
Sales & Marketing / Customers
The Houston refinery’s products are primarily sold in bulk to other refiners, marketers, distributors and wholesalers at market-related prices. Most of the Houston refinery’s products are sold under contracts with a term of one year or less or are sold in the spot market. The Houston refinery’s products generally are transported to customers via pipelines and terminals owned and operated by other parties. The sales of refined products accounted for approximately 21%, 18% and 16% of our total revenues in 2018, 2017 and 2016, respectively.
Raw Materials
Our Houston refinery, which is located on the Houston Ship Channel in Houston, Texas, has a heavy, high-sulfur crude oil processing capacity of approximately 268,000 barrels per day on a calendar day basis (normal operating basis), or approximately 292,000 barrels per day on a stream day basis (maximum achievable over a 24-hour period). The Houston refinery is a full conversion refinery designed to refine heavy, high-sulfur crude oil. This crude oil is more viscous and dense than traditional crude oil and contains higher concentrations of sulfur and heavy metals, making it more difficult to refine into gasoline and other high-value fuel products. While heavy, high-sulfur crude oil has historically been less costly to purchase than light, low-sulfur crude oil, in recent years the price difference has narrowed. U.S. production is predominantly light sweet crude and much of the heavy crude has generally been imported from Canada, Venezuela and other global producers, which has at times been subject to supply disruptions.
We purchase the crude oil used as a raw material for the Houston refinery on the open market on a spot basis and under a number of supply agreements with regional producers, generally with terms varying from one to two years.

Industry Dynamics / Competition
Our refining competitors are major integrated oil companies, refineries owned or controlled by foreign governments and independent domestic refiners. Based on published data, as of January 2018, there were 135 operable crude oil refineries in the U.S., and total U.S. refinery capacity was approximately 18.6 million barrels per day. During 2018, the Houston refinery processed an average of approximately 231,000 barrels per day of heavy crude oil.
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
In 2018, 2017 and 2016, our R&D expenditures were $115 million, $106 million, and $99 million, respectively. A portion of these expenses are related to technical support and customer service and are allocated to the other business segments. In 2018, 2017 and 2016, approximately 45% of all R&D costs were allocated to business segments other than Technology.

GENERAL
Intellectual Property
We maintain an extensive patent portfolio and continue to file new patent applications in the U.S. and other countries. As of December 31, 2018, we owned approximately 5,770 patents and patent applications worldwide. Our patents and trade secrets cover our processes, products and catalysts and are significant to our competitive position, particularly with regard to PO, intermediate chemicals, petrochemicals, polymers and our process technologies. We own globally registered and unregistered trademarks including marks for “LyondellBasell,” “Lyondell,” “Basell” and “Equistar.” While we believe that our intellectual property provides competitive advantages, we do not regard our businesses as being materially dependent upon any single patent, trade secret or trademark. Some of our heritage production capacity operates under licenses from third parties.
Environmental
Most of our operations are affected by national, state, regional and local environmental laws. Matters pertaining to the environment are discussed in Part I, Item 1A. Risk Factors; Part I, Item 3. Legal Proceedings; Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; and Notes 2 and 19 to the Consolidated Financial Statements.
We have made, and intend to continue to make, the expenditures necessary for compliance with applicable laws and regulations relating to environmental, health and safety matters. We incurred capital expenditures of $212 million in 2018 for health, safety and environmental compliance purposes and improvement programs, and estimate such expenditures to be approximately $230 million in each of 2019 and 2020.
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
Employee Relations
As of December 31, 2018, we employed approximately 19,450 full-time and part-time employees around the world. Of this total, 8,900 were located in North America and another 8,100 were located in Europe. The remainder of our employees are in other global locations.
As of December 31, 2018, approximately 900 of our employees in North America were represented by labor unions. The vast majority of our employees in Europe and South America are subject to staff council or works council coverage or collective bargaining agreements.
In addition to our own employees, we use the services of contractors in the routine conduct of our businesses.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers as of February 1, 2019 were as follows:

Name and Age	Significant Experience

Bhavesh V. (“Bob”) Patel, 52
Chief Executive Officer since January 2015 and member of the Board of Directors since June 2018.

Executive Vice President, Olefins and Polyolefins–EAI and Technology from October 2013 to January 2015.

Senior Vice President, Olefins and Polyolefins–EAI and Technology from November 2010 to October 2013.

Senior Vice President, Olefins and Polyolefins–Americas from March 2010 to June 2011.

Thomas Aebischer, 57
Executive Vice President and Chief Financial Officer since January 2016.

Chief Financial Officer of LafargeHolcim from July 2015 to December 2015.

Chief Financial Officer of Holcim Ltd. from January 2011 to June 2015.

Paul Augustowski, 58
Senior Vice President, Olefins & Polyolefins–Americas since January 2016.

Vice President, Polymer Sales–Americas from January 2015 to January 2016.

Director, Polypropylene and Catalloy–Americas from November 2011 to January 2015.

Darleen Caron, 54
Executive Vice President and Chief Human Resources Officer since October 2017.

Executive Vice President of Global Human Resources and Member of The Office of The President at SNC Lavalin Group, Inc. from December 2010 to December 2015.

Daniel Coombs, 62
Executive Vice President, Global Manufacturing, Projects and Refining since October 2018.

Executive Vice President, Global Manufacturing, Projects, Refining and Technology from February 2017 to October 2018.

Executive Vice President, Global Olefins and Polyolefins, and Technology from January 2016 to February 2017.

Executive Vice President, Intermediates and Derivatives from May 2015 to January 2016.

Senior Vice President of Manufacturing for Chevron Phillips Chemical from December 2013 to May 2015.

Senior Vice President for Specialties, Aromatics and Styrenics for Chevron Phillips Chemical from December 2011 to November 2013.

Vice President of Corporate Planning and Development for Chevron Phillips Chemical from September 2011 to November 2011.

Massimo Covezzi, 61	Senior Vice President, Research and Development since January 2008.

Name and Age	Significant Experience
Stephen Doktycz, 57
Senior Vice President, Strategic Planning and Transactions since March 2017.

Corporate Director and Executive Project Lead at The Dow Chemical Company from 2013 to March 2017.

Global Director, Corporate and Strategic Development at The Dow Chemical Company from 2011 to 2013.

Dale Friedrichs, 55	Vice President, Health, Safety, Environment and Security since February 2017. Site Manager of various facilities from January 1995 to February 2017.

James Guilfoyle, 48
Executive Vice President, Advanced Polymer Solutions & Global Supply Chain since July 2018.

Senior Vice President, Global Intermediates & Derivatives and Global Supply Chain from February 2017 to July 2018.

Senior Vice President, Global Intermediates and Derivatives from June 2015 to February 2017.

Vice President of Global Propylene Oxide and Co-Products from March 2015 to May 2015.

Director of Polymer Sales Americas from January 2012 to February 2015.

Jeffrey Kaplan, 50	Executive Vice President and Chief Legal Officer since March 2015. Deputy General Counsel from December 2009 to March 2015.

Richard Roudeix, 56
Senior Vice President, Olefins & Polyolefins, Europe, Asia and International since February 2017.

Senior Vice President, Olefins & Polyolefins, Europe from March 2015 to February 2017.

Director, Olefins Europe from May 2009 to March 2015.

Description of Properties
Our principal manufacturing facilities as of December 31, 2018 are set forth below, and are identified by the principal segment or segments using the facility. All of the facilities are wholly owned, except as otherwise noted.

Location	Segment

Americas

Bayport (Pasadena), Texas	I&D
Bayport (Pasadena), Texas(1)	I&D
Bayport (Pasadena), Texas	O&P–Americas
Channelview, Texas(2)	O&P–Americas
Channelview, Texas(1)(2)	I&D
Chocolate Bayou, Texas	O&P–Americas
Clinton, Iowa	O&P–Americas
Corpus Christi, Texas	O&P–Americas
Edison, New Jersey	O&P–Americas
Houston, Texas	Refining
La Porte, Texas(3)	O&P–Americas
La Porte, Texas(3)(4)	I&D
Lake Charles, Louisiana	O&P–Americas
Matagorda, Texas	O&P–Americas
Morris, Illinois	O&P–Americas
Tuscola, Illinois	O&P–Americas
Victoria, Texas†	O&P–Americas

Europe

Berre l’Etang, France	O&P–EAI
Botlek, Rotterdam, The Netherlands†	I&D
Brindisi, Italy	O&P–EAI
Carrington, UK†	O&P–EAI
Ferrara, Italy	O&P–EAI
Technology
Fos-sur-Mer, France†	I&D
Frankfurt, Germany†	O&P–EAI
Technology
Knapsack, Germany†	O&P–EAI
Kerpen, Germany	APS
Ludwigshafen, Germany†	Technology
Maasvlakte, The Netherlands(5)	I&D
Moerdijk, The Netherlands†	APS
Münchsmünster, Germany	O&P–EAI
Tarragona, Spain(6)	O&P–EAI
APS
Wesseling, Germany	O&P–EAI

Location	Segment

Asia Pacific

Geelong, Australia†	O&P–EAI
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
Energy costs generally follow price trends of crude oil and natural gas. These price trends may be highly volatile and cyclical. In the past, raw material and energy costs have experienced significant fluctuations that adversely affected our business segments’ results of operations. For example, we have benefited from the favorable ratio of U.S. crude oil prices to natural gas prices in recent years. If the price of crude oil remains lower relative to U.S. natural gas prices or if the demand for natural gas and NGLs increases, this may have a negative impact on our results of operations.
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
We obtain a portion of our principal raw materials from sources in the Middle East and Central and South America that may be less politically stable than other areas in which we conduct business, such as Europe or the U.S. Political instability, civil disturbances and actions by governments in these areas are more likely to substantially increase the price and decrease the supply of raw materials necessary for our operations, which could have a material adverse effect on our results of operations.
Increased incidents of civil unrest, including terrorist attacks and demonstrations that have been marked by violence, have occurred in a number of countries in the Middle East and South America. Some political regimes in these countries are threatened or have changed as a result of such unrest. Political instability and civil unrest could continue to spread in the region and involve other areas. Such unrest, if it continues to spread or grow in intensity, could lead to civil wars, regional conflicts or regime changes resulting in governments that are hostile to countries in which we conduct substantial business, such as in Europe, the U.S., or their respective trading partners.
Economic disruptions and downturns in general, and particularly continued global economic uncertainty or economic turmoil in emerging markets, could have a material adverse effect on our business, prospects, operating results, financial condition and cash flows.
Our results of operations can be materially affected by adverse conditions in the financial markets and depressed economic conditions generally. Economic downturns in the businesses and geographic areas in which we sell our products could substantially reduce demand for our products and result in decreased sales volumes and increased credit risk. Recessionary environments adversely affect our business because demand for our products is reduced, particularly from our customers in industrial markets generally and the automotive and housing industries specifically, and may result in higher costs of capital. A significant portion of our revenues and earnings are derived from our business in Europe, including southern

Europe. In addition, most of our European transactions and assets, including cash reserves and receivables, are denominated in euros.
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
New capacity additions in Asia, the Middle East and North America may lead to periods of oversupply and lower profitability. A sizable number of expansions have recently started up in North America. The timing and extent of any changes to currently prevailing market conditions are uncertain and supply and demand may be unbalanced at any time. As a consequence, we are unable to accurately predict the extent or duration of future industry cycles or their effect on our business, financial condition or results of operations.
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
We own and operate large-scale facilities. Our operating results are dependent on the continued operation of our various production facilities and the ability to complete construction and maintenance projects on schedule. Interruptions at our facilities may materially reduce the productivity and profitability of a particular manufacturing facility, or our business as a whole, during and after the period of such operational difficulties. In the past, we had to shut down plants on the U.S. Gulf Coast, including the temporary shutdown of a portion of our Houston refinery, as a result of hurricanes striking the Texas coast. In addition, because the Houston refinery is our only refining operation, an outage at the refinery could have a particularly negative impact on our operating results. Unlike our chemical and polymer production facilities, which may have sufficient excess capacity to mitigate the negative impact of lost production at other facilities, we do not have the ability to increase refining production elsewhere.
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
In 2017, the U.S. enacted “H.R.1,” also known as the “Tax Cuts and Jobs Act” (the “Tax Act”) materially impacting our Consolidated Financial Statements by, among other things, decreasing the tax rate, and significantly affecting future periods. To determine the full effects of the tax law for 2018, we are awaiting the finalization of several proposed U.S. Treasury regulations under the Tax Act that were issued during 2018, as well as additional regulations to be proposed and finalized pursuant to the U.S. Treasury’s expanded regulatory authority under the Tax Act. It is also possible that technical correction legislation concerning the Tax Act could retroactively affect tax liabilities for 2018. We will continue to analyze the Tax Act to determine the full effects of the new law as additional regulations are proposed and finalized.
Interest income earned by certain of our European subsidiaries through intercompany financings is either untaxed or taxed at rates substantially lower than the U.S. statutory rate. Tax regulations proposed in 2018 may affect tax deductible interest in the U.S. in future periods; however, we do not believe they will have a material impact as proposed. In addition, in 2016 the U.S. Treasury issued final Section 385 debt-equity regulations that impact our internal financings beginning in 2017. Pursuant to a 2017 Executive Order, the Treasury Department reviewed these regulations and determined that they should be retained, subject to further review following the enactment of U.S. tax reform. We are awaiting the U.S. Treasury’s review of the existing Section 385 debt-equity regulations which could impact our internal financings in future years as well as any final regulations impacting interest deductions under the Tax Act. In addition, there has been an increased attention, both in the U.S. and globally, to the tax practices of multinational companies, including the European Union’s state aid investigations, proposals by the Organization for Economic Cooperation and Development with respect to base erosion and profit shifting, and European Union tax directives. Such attention may result in further legislative changes that could adversely affect our tax rate. Other than the Tax Act, management does not believe that recent changes in income tax laws will have a material impact on our Consolidated Financial Statements, although new or proposed changes to tax laws could affect our tax liabilities in the future.
Many of our businesses depend on our intellectual property. Our future success will depend in part on our ability to protect our intellectual property rights, and our inability to do so could reduce our ability to maintain our competitiveness and margins.
We have a significant worldwide patent portfolio of issued and pending patents. These patents and patent applications, together with proprietary technical know-how, are significant to our competitive position, particularly with regard to PO, intermediate chemicals, polyolefins, licensing and catalysts. We rely on the patent, copyright and trade secret laws of the countries in which we operate to protect our investment in research and development, manufacturing and marketing. However, we may be unable to prevent third parties from using our intellectual property without authorization. Proceedings to protect these rights could be costly, and we may not prevail.
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
Shared control or lack of control of joint ventures may delay decisions or actions regarding our joint ventures.
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
We are subject to extensive national, regional, state and local environmental laws, regulations, directives, rules and ordinances concerning:

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
There has been a broad range of proposed or promulgated state, national and international laws focusing on greenhouse gas (“GHG”) reduction. These proposed or promulgated laws apply or could apply in countries where we have interests or may have interests in the future. Laws and regulations in this field continue to evolve and, while they are likely to be increasingly widespread and stringent, at this stage it is not possible to accurately estimate either a timetable for implementation or our future compliance costs relating to implementation. Under the 2015 Paris Agreement, parties to the United Nations Framework Convention on Climate Change agreed to undertake ambitious efforts to reduce GHG emissions and strengthen adaptation to the effects of climate change. While the U.S. notified the United Nations in August 2017 that it will be withdrawing from the Agreement, other countries in which we operate, including Germany, France, and the Netherlands, are preparing national climate acts and protection plans to implement their emission reduction commitments under the Agreement. These actions could result in increased cost of purchased energy and increased costs of compliance for impacted locations. Within the framework of the EU emissions trading scheme (“ETS”), we were allocated certain allowances of carbon dioxide for the affected plants of our European sites for the period from 2008 to 2012 (“ETS II period”). The ETS II period did not bring additional cost to us as the allowance allocation was sufficient to cover the actual emissions of the affected plants. We were able to build an allowance surplus during the ETS II period which has been banked to the scheme for the period from 2013 to 2020 (“ETS III period”). We expect to incur additional costs for the ETS III period, despite the allowance surplus accrued over the ETS II period, as allowance allocations have been reduced for the ETS III period and more of our plants are affected by the scheme. We maintain an active hedging strategy to cover these additional costs. We expect to incur additional costs in relation to future carbon or GHG emission trading schemes.
In the U.S., the EPA has promulgated federal GHG regulations under the Clean Air Act affecting certain sources. The EPA has issued mandatory GHG reporting requirements, requirements to obtain GHG permits for certain industrial plants and GHG performance standards for some facilities. Although the EPA recently proposed to repeal and replace certain GHG requirements, additional GHG regulation may be forthcoming at the U.S. federal or state level that could result in the creation of additional costs in the form of taxes or required acquisition or trading of emission allowances.
Compliance with these or other changes in laws, regulations and obligations that create a GHG emissions trading scheme or GHG reduction policies generally could significantly increase our costs or reduce demand for products we produce. Additionally, compliance with these regulations may result in increased permitting necessary for the operation of our business or for any of our growth plans. Difficulties in obtaining such permits could have an adverse effect on our future growth. Therefore, any future potential regulations and legislation could result in increased compliance costs, additional operating restrictions or delays in implementing growth projects or other capital investments, and could have a material adverse effect on our business and results of operations. In addition, climate changes, such as drought conditions or increased frequency and severity of hurricanes and floods, could have an adverse effect on our assets and operations.
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
Increased regulation or deselection of plastic could lead to a decrease in demand growth for some of our products.
In 2018, the European Union proposed rules to target the plastic products most often found on beaches and in seas. In addition, local and other governments have increasingly proposed or implemented bans on plastic items such as disposable bags and straws, as well as other food packaging. Additionally, plastics have recently faced increased public backlash and scrutiny. Increased regulation of, or prohibition on, the use of plastics could increase the costs incurred by our customers to use such products or otherwise limit the use of these products, and could lead to a decrease in demand for PE, PP, and other products we make. Such a decrease in demand could adversely affect our business, operating results and financial condition.

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
We may use our five-year, $2.5 billion revolving credit facility, which backs our commercial paper program, to meet our cash needs, to the extent available. As of December 31, 2018, we had no borrowings or letters of credit outstanding under the facility and $809 million, net of discount, outstanding under our commercial paper program, leaving an unused and available credit capacity of $1,688 million. We may also meet our cash needs by selling receivables under our $900 million U.S. accounts receivable facility. In the event of a default under our credit facility or any of our senior notes, we could be required to immediately repay all outstanding borrowings and make cash deposits as collateral for all obligations the facility supports, which we may not be able to do. Any default under any of our credit arrangements could cause a default under many of our other credit agreements and debt instruments. Without waivers from lenders party to those agreements, any such default could have a material adverse effect on our ability to continue to operate.
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
Nearly all of our current pension plans have projected benefit obligations that exceed the fair value of the plan assets. As of December 31, 2018, the aggregate deficit was $992 million. Any declines in the fair values of the pension plans’ assets could require additional payments by us in order to maintain specified funding levels.
Our pension plans are subject to legislative and regulatory requirements of applicable jurisdictions, which could include, under certain circumstances, local governmental authority to terminate the plan.
Integration of acquisitions could disrupt our business and harm our financial condition and stock price.
We have and may continue to make acquisitions in order to enhance our business. Acquisitions involve numerous risks, including with respect to meeting our standards for compliance, problems combining the purchased operations, technologies or products, unanticipated costs and liabilities, diversion of management’s attention from our core businesses, and potential loss of key employees.
There can be no assurance that we will be able to integrate successfully any businesses, products, technologies, or personnel that we might acquire. The integration of businesses that we may acquire is likely to be a complex, time-consuming, and expensive process and we may not realize the anticipated revenues, synergies, or other benefits associated with our acquisitions if we do not manage and operate the acquired business up to our expectations. If we are unable to efficiently operate as a combined organization utilizing common information and communication systems, operating procedures, financial controls, and human resources practices, our business, financial condition, and results of operations may be adversely affected.

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
In September 2013, the Environmental Protection Agency (“EPA”) Region V issued a Notice and Finding of Violation alleging violations at our Morris, Illinois facility related to flaring activity. The notice generally alleges failures to monitor steam usage and improper flare operations. Region V indicated at a December 2017 meeting that it intends to issue an administrative enforcement order in 2018. We reasonably believe that EPA Region V may assert a penalty demand in excess of $100,000. A Tolling Agreement was signed in November 2018.
In June 2014, EPA Region V issued a Notice and Finding of Violation alleging violations at our Tuscola, Illinois facility related to flaring activity. The notice generally alleges failure to conduct a valid performance test and improper flare operations. In June 2018, Region V issued a draft administrative consent order that requires the completion of certain activities. We are currently engaged in discussions with Region V regarding a proposed penalty. We reasonably believe that the penalty may exceed $100,000. A Tolling Agreement was signed in November 2018.
The EPA has been conducting an enforcement initiative regarding flare emissions at petrochemical plants. In July 2014, we received Clean Air Act section 114 information request regarding flares at four U.S. facilities. In response to the information we provided and subsequent discussions, the EPA and Department of Justice (the “DOJ”) have indicated that they are seeking a consent decree that would require certain corrective measures. We reasonably believe that resolution of this matter will involve payment of a monetary sanction in excess of $100,000. We continue to work with the EPA and DOJ to resolve this matter.
In January 2018, Houston Refining, LP learned that the Texas Commission on Environmental Quality had referred an environmental matter to the Texas Attorney General’s office (“TAGO”) for enforcement. The environmental matter referred to TAGO for enforcement stems from air emissions events sustained at the refinery. In June 2018, Houston Refining, LP and TAGO agreed to a settlement involving $680,000 in penalties, plus attorneys’ fees and certain injunctive relief. To effectuate the settlement, the TAGO filed a complaint along with the proposed agreed final judgment in Travis County Court. The court entered the Agreed Final Judgment in October 2018 and the penalty has been paid in full.
In March 2018, the Morris facility learned that the Illinois EPA referred an environmental matter to the Illinois Attorney General’s Office. The matters referred for enforcement relate to air emission events at the facility. In June 2018, the parties agreed to resolve the matter for a penalty of $125,000, and in August 2018, a consent order requiring the same was entered in Grundy County Court.
On March 21, 2018, the Cologne, Germany local court issued a regulatory fine notice of €1,800,000 arising from a pipeline leak in our Wesseling, Germany facility. We expect the Cologne prosecutor to issue a corresponding payment request, which will resolve the matter.

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
Market and Dividend Information
Our shares were listed on the New York Stock Exchange (“NYSE”) on October 14, 2010 under the symbol “LYB.”
The payment of dividends or distributions in the future will be subject to the requirements of Dutch law and the discretion of our Board of Directors. The declaration of any future cash dividends and, if declared, the amount of any such dividends, will depend upon general business conditions, our financial condition, our earnings and cash flow, our capital requirements, financial covenants and other contractual restrictions on the payment of dividends or distributions.
There can be no assurance that any dividends or distributions will be declared or paid in the future.
Holders
As of February 19, 2019, there were approximately 5,600 record holders of our shares, including Cede & Co. as nominee of the Depository Trust Company.
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
The graph below shows the relative investment performance of LyondellBasell Industries N.V. shares, the S&P 500 Index and the S&P 500 Chemicals Index since December 31, 2013. The graph assumes that $100 was invested on December 31, 2013 and any dividends paid were reinvested at the date of payment. The graph is presented pursuant to SEC rules and is not meant to be an indication of our future performance.

	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
LyondellBasell Industries N.V.	$100.00	$101.83	$115.20	$118.38	$157.99	$123.97
S&P 500 Index	$100.00	$113.69	$115.26	$129.05	$157.22	$150.33
S&P 500 Chemicals Index	$100.00	$110.70	$106.07	$116.85	$148.01	$130.83

Issuer Purchases of Equity Securities

2018 Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1—October 31	4,414,939	$94.34	4,414,939	49,755,015
November 1—November 30	4,498,765	$93.37	4,498,765	45,256,250
December 1—December 31	2,628,200	$83.69	2,628,200	42,628,050
Total	11,541,904	$91.54	11,541,904	42,628,050
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

	Year Ended December 31,
In millions of dollars, except per share data	2018	2017	2016	2015	2014
Results of operations data:
Sales and other operating revenues	$39,004	$34,484	$29,183	$32,735	$45,608
Operating income(a)	5,231	5,460	5,060	6,122	5,736
Interest expense(b)	(360)	(491)	(322)	(310)	(352)
Income from equity investments	289	321	367	339	257
Income from continuing operations(a)(b)(c)	4,698	4,895	3,847	4,479	4,172
Earnings per share from continuing operations:
Basic	12.06	12.28	9.17	9.63	8.04
Diluted	12.03	12.28	9.15	9.60	8.00
Loss from discontinued operations, net of tax	(8)	(18)	(10)	(5)	(4)
Loss per share from discontinued operations:
Basic	(0.02)	(0.05)	(0.02)	(0.01)	(0.01)
Diluted	(0.02)	(0.05)	(0.02)	(0.01)	(0.01)
Balance sheet data:
Total assets	28,278	26,206	23,442	22,757	24,221
Short-term debt	885	68	594	353	346
Long-term debt(d)	8,502	8,551	8,387	7,675	6,699
Cash and cash equivalents	332	1,523	875	924	1,031
Short-term investments	892	1,307	1,147	1,064	1,593
Accounts receivable	3,503	3,539	2,842	2,517	3,448
Inventories	4,515	4,217	3,809	4,051	4,517
Working capital	4,931	4,861	4,122	4,386	4,901
Cash flow data:
Cash provided by (used in):
Operating activities	5,471	5,206	5,606	5,842	6,048
Investing activities	(3,559)	(1,756)	(2,301)	(1,046)	(3,539)
Expenditures for property, plant and equipment	(2,105)	(1,547)	(2,243)	(1,440)	(1,499)
Financing activities	(3,008)	(2,859)	(3,349)	(4,850)	(5,907)
Dividends declared per share	4.00	3.55	3.33	3.04	2.70

(a)
Operating income and Income from continuing operations in 2018 include charges totaling $73 million ($57 million, after tax) for acquisition-related transaction and integration costs associated with our acquisition of A. Schulman Inc. and a pre-tax gain of $36 million ($34 million, after tax) on the sale of our carbon black subsidiary in France. In 2017, we had a pre-tax gain of $108 million ($103 million, after tax) on the sale of our 27% interest in Geosel, a joint venture in France; a pretax gain of $31 million ($20 million, after tax) on the sale of property in Lake Charles, Louisiana; and a pre-tax, non-cash gain of $21 million ($14 million, after tax) related to the elimination of an obligation associated with a lease. In 2016, we had a pre-tax and after-tax gain of $78 million on the sale of our wholly owned Argentine subsidiary and a pre-tax charge of $58 million ($37 million, after tax) for a pension settlement. Operating income and Income from continuing operations in 2016, 2015 and 2014 included pre-tax, non-cash charges of $29 million ($18 million, after tax), $548 million ($351 million, after tax) and $760 million ($483 million, after tax), respectively, related to lower of cost or market (“LCM”) inventory valuation adjustments.

(b)
Interest expense and Income from continuing operations in 2017 included pre-tax charges of $113 million ($106 million, after tax) related to the redemption of $1,000 million aggregate principal amount of our then outstanding 5% senior notes due 2019.

(c)
Income from continuing operations in 2018 includes a $358 million benefit related to $299 million of previously unrecognized tax benefits and the release of $59 million of associated accrued interest. In 2017, it included an $819 million non-cash tax benefit related to the lower federal income tax rate resulting from the enactment of the U.S. Tax Cuts and Jobs Act. In 2016, it included $135 million of out of period adjustments related to taxes on our cross-currency swaps and deferred liabilities related to some of our consolidated subsidiaries.

(d)	Long-term debt includes current maturities of long-term debt.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
GENERAL
This discussion should be read in conjunction with the information contained in our Consolidated Financial Statements, and the accompanying notes elsewhere in this report. When we use the terms “we,” “us,” “our” or similar words in this discussion, unless the context otherwise requires, we are referring to LyondellBasell Industries N.V. and its consolidated subsidiaries (“LyondellBasell N.V.”).
OVERVIEW
During 2018, we continued to deliver strong earnings despite market challenges in the second half of the year and planned and unplanned downtime that negatively impacted fourth quarter 2018 results by approximately $225 million. Noteworthy annual results for our I&D segment driven by market improvements and targeted contracting strategies and in our Technology segment due to an increased number of polyolefin technology licenses were partially offset by declines in our O&P–Americas and O&P–EAI results. With our acquisition of A. Schulman Inc. (“A. Schulman”) in August 2018, we captured an opportunity to expand into new markets and created an additional platform for growth. We continued to manage our business portfolio by, among other things, investing in a recycling joint venture, and divesting our carbon black subsidiary in France.
As oil prices fell by 40% during the fourth quarter 2018, our O&P–EAI segment experienced declining demand as customers delayed orders and destocked inventories in expectations of lower pricing. This destocking and associated pricing pressures compounded the effects of typical fourth quarter seasonality. Our O&P–EAI segment was also impacted by low water levels on the Rhine River, extended maintenance at our Wesseling, Germany cracker and feedstock supply constraints at our Münchsmünster, Germany cracker during the fourth quarter. Our APS segment volumes were affected by decreased automotive demand in recent quarters and our Refining segment’s fourth quarter margins were negatively impacted by high gasoline inventories and unusually weak discounts for Maya crude oil.
Significant items that affected EBITDA in 2018 relative to 2017 include:

•	Lower Olefins and Polyolefins–Americas (“O&P–Americas”) segment results with lower ethylene margins and higher fixed costs, offset by higher polyolefins margins;

•	Lower Olefins and Polyolefins–Europe, Asia, International (“O&P–EAI”) segment results with lower margins and volumes in Europe, partly offset by favorable foreign exchange impacts;

•	Higher Intermediates and Derivatives (“I&D”) segment results with increased margins and volumes;

•
Lower Advanced Polymer Solutions (“APS”) segment results as lower margins and the impact of acquisition-related transaction and integration costs were partly offset by the contribution of results from A. Schulman product lines following the August 21, 2018 acquisition;

•	Higher Refining segment results with higher refining margins and better yields; and

•	Higher Technology segment results due mostly to increased licensing revenue.
Other noteworthy items in 2018 include the following:

•	Completion of the $1.9 billion acquisition of A. Schulman, a leading global supplier of high-performance plastic compounds, composites and powders, on August 21, 2018;

•	Groundbreaking for our new $2.4 billion PO/TBA plant at our Channelview, Texas facility on August 22, 2018;

•	Construction of our Hyperzone high density polyethylene plant on track for planned start-up in the third quarter of 2019;

•	Non-cash income tax benefit of $346 million related to an audit settlement associated with specific uncertain tax positions recognized in the second quarter of 2018;

•	Acquisition of a 50% interest in Quality Circular Polymers, a premium plastics recycling company in Sittard-Geleen, Netherlands on March 14, 2018; and

•	Increase in quarterly dividend from $0.90 to $1.00 in February 2018.

Results of operations for the periods discussed are presented in the table below.

	Year Ended December 31,
Millions of dollars	2018	2017	2016
Sales and other operating revenues	$39,004	$34,484	$29,183
Cost of sales	32,529	28,059	23,191
Selling, general and administrative expenses	1,129	859	833
Research and development expenses	115	106	99
Operating income	5,231	5,460	5,060
Interest expense	(360)	(491)	(322)
Interest income	45	24	17
Other income, net	106	179	111
Income from equity investments	289	321	367
Provision for income taxes	613	598	1,386
Income from continuing operations	4,698	4,895	3,847
Loss from discontinued operations, net of tax	(8)	(18)	(10)
Net income	$4,690	$4,877	$3,837
RESULTS OF OPERATIONS
Revenues—We had revenues of $39,004 million in 2018, $34,484 million in 2017 and $29,183 million in 2016.
2018 versus 2017—Revenues increased by $4,520 million, or 13%, in 2018 compared to 2017.
Higher average sales prices led to a revenue increase of 11% in 2018. Average sales prices in 2018 were higher for most of our products as sales prices generally correlate with crude oil prices, which increased relative to 2017, despite a 40% decrease in oil prices during the fourth quarter 2018. A revenue decrease of 1% in 2018 reflects lower sales volumes for our O&P–Americas, O&P–EAI and APS segments, which were partly offset by an improvement in Refining and I&D segment sales volumes. Favorable foreign exchange impacts in 2018 resulted in a revenue increase of 1% relative to the prior year period. The operations of A. Schulman contributed $846 million of revenues following the acquisition which accounts for the remaining improvement in revenues for 2018.
2017 versus 2016—Revenues increased by $5,301 million, or 18%, in 2017 compared to 2016.
Average sales prices in 2017 were higher across most products as sales prices generally correlate with crude oil and natural gas prices, which on average, increased compared to the corresponding period in 2016. These higher prices led to a 15% increase in revenues. Higher sales volumes in our O&P–Americas, O&P–EAI and Refining segments, which were partly offset by lower I&D segment volumes, led to a revenue increase in 2017 of 2%. Favorable foreign exchange impacts were responsible for a 1% revenue increase in 2017.
Cost of Sales—Cost of sales were $32,529 million in 2018, $28,059 million in 2017 and $23,191 million in 2016.

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
2018 versus 2017—Cost of sales increased by $4,470 million, or 16%, in 2018 compared to 2017. This increase in cost of sales is primarily due to increases in feedstock and energy costs. Costs for crude oil, heavy liquid feedstocks and natural gas liquids (“NGLs”) and other feedstocks were higher in 2018 relative to 2017.
2017 versus 2016—Cost of sales increased by $4,868 million, or 21%, in 2017 compared to 2016. This increase was primarily due to higher feedstock and energy costs. Costs for crude oil, heavy liquid feedstocks, NGLs and natural gas were higher in 2017 relative to 2016.
SG&A Expense—Selling, general and administrative (“SG&A”) expenses were $1,129 million in 2018, $859 million in 2017 and $833 million in 2016.
2018 versus 2017—SG&A expenses increased by $270 million in 2018 compared to 2017.
The $105 million of SG&A expenses incurred by the operations of A. Schulman following the acquisition together with $73 million of acquisition and integration costs associated with the acquisition accounted for approximately 66% of the 2018 increase in SG&A expenses. Higher employee-related expenses accounted for approximately 26% of the increase in 2018 SG&A expense.
Operating Income—Our operating income was $5,231 million in 2018, $5,460 million in 2017 and $5,060 million in 2016.
2018 versus 2017—Operating income decreased by $229 million in 2018 compared to 2017.
Operating income for our O&P–EAI, O&P–Americas, APS and Refining segments declined $626 million, $131 million, $76 million and $6 million, respectively, over 2017. These declines were partially offset by increases in operating income of $514 million and $101 million, in our I&D and Technology segments respectively.
2017 versus 2016—Operating income increased by $400 million in 2017. This improvement over 2016 was primarily due to increases of $144 million, $101 million and $74 million in operating income for our I&D, O&P–EAI and O&P–Americas segments, respectively, and $77 million of lower operating losses for our Refining segment.
Operating results for each of our business segments are reviewed further in the “Segment Analysis” section below.
Interest Expense—Interest expense was $360 million in 2018, $491 million in 2017 and $322 million in 2016.
In 2017, we recognized charges totaling $113 million related to the March 2017 redemption of $1,000 million of our outstanding 5% senior notes due 2019. These charges included $65 million of prepayment premiums, $44 million for adjustments associated with fair value hedges and $4 million for the write-off of associated unamortized debt issuance costs.
2018 versus 2017—Interest expense decreased by $131 million in 2018 compared to 2017 primarily due to the 2017 redemption of $1,000 million of our 5% senior notes due 2019 as discussed above. Higher capitalized interest accounted for $25 million of lower interest expense relative to 2017.
2017 versus 2016—In 2017, interest expense increased $169 million in 2017 compared to 2016 primarily due to the 2017 redemption of $1,000 of our 5% senior notes due 2019 as discussed above. A reduction in the amount of capitalized interest and increased charges from our fair value hedges resulted in incremental increases in interest expense of $13 million and $45 million respectively, relative to 2016.

For additional information related to our fair value hedges, see Notes 13 and 15 to the Consolidated Financial Statements.
Other Income, Net—Other income, net, was $106 million in 2018, $179 million in 2017 and $111 million in 2016.
2018 versus 2017—Other income, net decreased by $73 million in 2018 compared to 2017. In 2018, we recognized a $36 million gain in our O&P–EAI segment related to the sale of our carbon black subsidiary in France. We also recognized $24 million of foreign exchange gains and approximately $45 million of other income primarily related to gains on investments, dividend income and pension benefits. In 2017, we recognized gains of $108 million on the sale of our O&P–EAI segment’s interest in its Geosel joint venture and $31 million on the sale of a portion of property in Lake Charles, Louisiana. We also recognized a $21 million non-cash gain in our O&P–EAI segment related to the elimination of an obligation related to a lease in 2017.
2017 versus 2016—The $68 million increase in Other income, net, is primarily due to the gains discussed above related to the sales of our joint venture interest, a property in Lake Charles, Louisiana and the elimination of the obligation associated with a lease discussed above, as compared to the gain recognized in 2016 related to the sale of our wholly owned Argentine subsidiary. We allocated $57 million and $21 million of that gain to our O&P–Americas and APS segments, respectively.
Income from Equity Investments—Our income from equity investments was $289 million in 2018, $321 million in 2017 and $367 million in 2016.
2018 versus 2017—Income from our equity investments decreased in 2018 largely as a result of reduced polyolefin spreads.
2017 versus 2016—Income from our equity investments decreased in 2017 mainly due to lower results for our joint ventures in Poland, Asia and Mexico.
Income Taxes—Our effective income tax rates of 11.5% in 2018, 10.9% in 2017 and 26.5% in 2016 resulted in tax provisions of $613 million, $598 million and $1,386 million, respectively.
In 2017, the U.S. enacted “H.R.1,” also known as the “Tax Cuts and Jobs Act” (the “Tax Act”) materially impacting our Consolidated Financial Statements by, among other things, decreasing the tax rate and significantly affecting future periods. To determine the full effects of the tax law for 2018, we are awaiting the finalization of several proposed U.S. Treasury regulations under the Tax Act that were issued during 2018, as well as additional regulations to be proposed and finalized pursuant to the Treasury’s expanded regulatory authority under the Tax Act. It is also possible that technical correction legislation concerning the Tax Act could retroactively affect tax liabilities for 2018. The Tax Act reduced the federal corporate tax rate from 35% to 21% for years beginning after 2017, which resulted in the remeasurement of our U.S. net deferred income tax liabilities. As a result, we recognized a tax benefit of $819 million in 2017. Including subsequent adjustments made in 2018, the cumulative impact of the remeasurement of our U.S. net deferred income tax liabilities and tax accruals was an $814 million income tax benefit.
Our effective income tax rate fluctuates based on, among other factors, changes in pre-tax income in countries with varying statutory tax rates, the U.S. domestic production activity deduction that applied to periods prior to 2018, changes in valuation allowances, changes in foreign exchange gains/losses, the amount of exempt income, and changes in unrecognized tax benefits associated with uncertain tax positions.
Our exempt income primarily includes interest income, export incentives, and equity earnings of our joint ventures. Interest income earned by certain of our European subsidiaries through intercompany financings is either untaxed or taxed at rates substantially lower than the U.S. statutory rate. Tax regulations proposed in 2018 may affect tax deductible interest in the U.S. in future periods; however, we do not believe they will have a material impact as proposed. Export incentives relate to tax benefits derived from elections and structures available for U.S. exports. Equity earnings attributable to the earnings of our joint ventures, when paid through dividends to certain European subsidiaries, are exempt from all or portions of normal statutory income tax rates. We currently anticipate the favorable treatment for interest income, dividends, and export incentives to continue in the near term; however, this treatment is based on current law and tax rulings, which could change, including changes with respect to proposed Treasury regulations under the Tax Act if finalized. Foreign exchange gains/losses have a permanent impact on our effective income tax rate that can cause unpredictable movement in our effective income tax rate. We continue to maintain valuation allowances in various jurisdictions totaling $120 million as of 2018, which could impact our effective income tax rate in the future. We believe our effective income tax rate for 2019 will be approximately 20%.
In 2016, the U.S. Treasury issued final Section 385 debt-equity regulations that impact our internal financings beginning in 2017. Pursuant to a 2017 Executive Order, the Treasury Department reviewed these regulations and determined that they should be retained, subject to further review following the enactment of U.S. tax reform. We are awaiting the U.S. Treasury’s review of the existing Section 385 debt-equity regulations which could impact our internal financings in future years as well as any final regulations impacting interest deductions under the Tax Act.
2018—The 2018 effective income tax rate, which was lower than the U.S. statutory tax rate of 21%, was favorably impacted by changes in unrecognized tax benefits associated with uncertain tax positions (-6.0%) and exempt income (-5.6%). These favorable items were partially offset by the effects of earnings in various countries, notably in Europe, with higher statutory tax rates (1.7%) and U.S. state and local income taxes (1.0%).
During 2018, we entered into various audit settlements impacting specific uncertain tax positions. These audit settlements resulted in a $358 million non-cash benefit to our effective tax rate consisting of the recognition of $299 million of previously unrecognized tax benefits as a reduction for tax positions of prior years and the release of $59 million of previously accrued interest.
2017—The 2017 effective income tax rate, which was lower than the U.S. statutory tax rate of 35%, was favorably impacted by the remeasurement of U.S. net deferred tax liabilities due to the enactment of the Tax Act (-14.9%), exempt income (-7.0%), earnings in various countries, notably in Europe, with lower statutory tax rates (-3.0%), and the U.S. domestic production activity deduction (-1.0%). These favorable items were partially offset by the effects of U.S. state and local income taxes (0.7%) and changes in uncertain tax positions (0.5%). Although the Tax Act lowered the U.S. statutory federal income tax rate to 21% for tax years beginning after 2017, the reconciliation uses the 35% rate in effect for the year ended December 31, 2017.
2016—The 2016 effective income tax rate, which was lower than the U.S. statutory tax rate of 35%, was favorably impacted by exempt income (-6.7%), earnings in various countries, notably in Europe, with lower statutory tax rates (-3.0%), the impact of a change in non-U.S. tax law on our deferred tax liabilities (-1.0%) and the U.S. domestic production activity deduction (-0.8%). These favorable items were partially offset by the effects of non-cash out-of-period adjustments (2.5%) and U.S. state and local income taxes (0.5%).
Our 2016 income tax provision included $135 million of non-cash out of period adjustments from prior years. For further information on these adjustments, please see Note 18 to our Consolidated Financial Statements.
Comprehensive Income—We had comprehensive income of $4,682 million in 2018, $5,103 million in 2017 and $3,764 million in 2016.
2018 versus 2017—Comprehensive income decreased by $421 million in 2018 compared to 2017 primarily due to unfavorable net changes in foreign currency translations, lower net income and defined pension and other postretirement benefits. These decreases were offset by favorable impacts of financial derivatives primarily driven by periodic changes in benchmark interest rates.
The predominant functional currency for our operations outside of the U.S. is the euro. Relative to the U.S. dollar, the value of the euro decreased during 2018 resulting in net losses as reflected in the Consolidated Statements of Comprehensive Income. These net losses include pre-tax gains of $124 million in 2018, which represent the effective portion of our net investment hedges.
In 2018, the cumulative after-tax effect of our derivatives designated as cash flow hedges was a net gain of $54 million. The strengthening of the U.S. dollar against the euro in 2018 and periodic changes in benchmark interest rates resulted in a pre-tax gain of $107 million related to our cross-currency swaps. A $100 million pre-tax loss related to our cross-currency swaps represents reclassification adjustments included in Other income, net in 2018. In 2018, a pre-tax gain of $43 million related to forward-starting interest rate swaps was driven by changes in benchmark interest rates. A $30 million pre-tax gain related to our commodity hedges was also recognized in 2018. An $11 million pre-tax loss related to our commodity hedges represents reclassification adjustments included in Cost of sales in 2018.

We recognized defined benefit pension and other post-retirement benefit pre-tax losses of $41 million and $106 million in 2018 and 2017, respectively. See Note 16 to the Consolidated Financial Statements for additional information regarding net actuarial gains.
2017 versus 2016—The $1,339 million increase in Comprehensive income in 2017 relative to 2016 reflects higher net income, the net favorable impacts of unrealized net changes in foreign currency translation adjustments and actuarial losses related to our defined benefit pension and other postretirement benefit plans. These increases were offset by an unfavorable impact of financial derivative instruments recognized in 2017.
The predominant functional currency for our operations outside of the U.S. is the euro. Relative to the U.S. dollar, the value of the euro increased during 2017 resulting in net gains as reflected in the Consolidated Statements of Comprehensive Income. These net gains in 2017 include pre-tax losses of $288 million, which represent the effective portion of our net investment hedges.
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
The cumulative effects of our derivatives designated as cash flow hedges were losses of $323 million. The euro strengthened against the U.S. dollar in 2017 resulting in pre-tax losses of $287 million in 2017 related to our cross-currency swaps. Pre-tax gains of $264 million related to our cross-currency swaps were reclassification adjustments included in 2017 net income. Unrealized pre-tax losses of $25 million in 2017 related to forward-starting interest rate swaps were driven by increases in benchmark interest rates during those periods.

Segment Analysis
We use earnings before interest, income taxes, and depreciation and amortization (“EBITDA”) as our measure of profitability for segment reporting purposes. This measure of segment operating results is used by our chief operating decision maker to assess the performance of and allocate resources to our operating segments. Intersegment eliminations and items that are not directly related or allocated to business operations, such as foreign exchange gains (losses) and components of pension and other postretirement benefit costs other than service cost, are included in “Other.” For additional information related to our operating segments, as well as a reconciliation of EBITDA to its nearest generally accepted accounting principles (“GAAP”) measure, Income from continuing operations before income taxes, see Note 22, Segment and Related Information, to our Consolidated Financial Statements.
Following our acquisition of A. Schulman, our continuing operations are managed through six reportable segments: O&P–Americas, O&P–EAI, I&D, APS, Refining and Technology.
Our new APS segment produces and markets compounding and solutions, such as polypropylene compounds, engineered plastics, masterbatches, engineered composites, colors and powders; and advanced polymers, which includes Catalloy and polybutene-1. Polypropylene compounds, Catalloy and polybutene-1 were previously reported in our O&P–EAI and O&P–Americas segments. Accordingly, the historical results of our O&P–EAI and O&P–Americas segments have been recast for all comparable periods presented. For additional information related to our segments, see Note 3, Business Combination and Dispositions and Note 22, Segment and Related Information to the Consolidated Financial Statements. The following tables reflect selected financial information for our reportable segments.

	Year Ended December 31,
Millions of dollars	2018	2017	2016
Sales and other operating revenues:
O&P–Americas segment	$10,408	$10,004	$8,722
O&P–EAI segment	10,838	10,218	8,718
I&D segment	9,588	8,472	7,226
APS segment	4,024	2,922	2,601
Refining segment	9,157	6,848	5,135
Technology segment	583	450	479
Other, including segment eliminations	(5,594)	(4,430)	(3,698)
Total	$39,004	$34,484	$29,183
Operating income (loss):
O&P–Americas segment	$2,251	$2,382	$2,308
O&P–EAI segment	682	1,308	1,207
I&D segment	1,716	1,202	1,058
APS segment	329	405	372
Refining segment	(28)	(22)	(99)
Technology segment	284	183	221
Other, including segment eliminations	(3)	2	(7)
Total	$5,231	$5,460	$5,060

	Year Ended December 31,
Millions of dollars	2018	2017	2016
Depreciation and amortization:
O&P–Americas segment	$442	$433	$359
O&P–EAI segment	208	210	201
I&D segment	287	279	269
APS segment	69	35	31
Refining segment	192	177	163
Technology segment	43	40	41
Total	$1,241	$1,174	$1,064
Income from equity investments:
O&P—Americas segment	$58	$42	$59
O&P—EAI segment	225	271	302
I&D segment	6	8	6
Total	$289	$321	$367
Other income (expense), net:
O&P—Americas segment	$11	$42	$62
O&P—EAI segment	48	138	19
I&D segment	2	1	—
APS segment	2	(2)	24
Refining segment	3	2	8
Technology segment	1	—	—
Other, including intersegment eliminations	39	(2)	(2)
Total	$106	$179	$111
EBITDA:
O&P—Americas segment	$2,762	$2,899	$2,788
O&P—EAI segment	1,163	1,927	1,729
I&D segment	2,011	1,490	1,333
APS segment	400	438	427
Refining segment	167	157	72
Technology segment	328	223	262
Other, including intersegment eliminations	36	—	(9)
Total	$6,867	$7,134	$6,602
Olefins and Polyolefins–Americas Segment
Overview—In calculating the impact of margin and volume on EBITDA, consistent with industry practice, management offsets revenues and volumes related to ethylene co-products against the cost to produce ethylene. Volume and price impacts of ethylene co-products are reported in margin. Ethylene is a major building block of olefins and polyolefins and as such, ethylene sales volumes and prices and our internal cost of ethylene production are included in management’s assessment of the segment’s performance.
2018 versus 2017—EBITDA declined in 2018 as lower ethylene margins more than offset the improvement in polyolefins margins relative to 2017. EBITDA for 2017 also included a $31 million gain resulting from the sale of property in Lake Charles, Louisiana.

2017 versus 2016—EBITDA improved in 2017 due to higher olefins volumes stemming from the expansion of our Corpus Christi, Texas olefins facility in late 2016. Higher olefins and polyethylene margins in 2017 were offset by lower polypropylene margins. EBITDA for 2017 was favorably impacted by the gain related to the sale of property in Lake Charles, Louisiana mentioned above. EBITDA for 2016 was also impacted by a $57 million gain on the first quarter sale of our wholly owned Argentine subsidiary and a $26 million non-cash lower of cost or market (“LCM”) inventory valuation charge recognized in the fourth quarter due primarily to a reduction in polypropylene prices.
Ethylene Raw Materials—Ethylene and its co-products are produced from two major raw material groups:

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
As in recent years, strong supplies from the U.S. shale gas/oil boom resulted in ethane being a preferred feedstock in our U.S. plants in 2018. Ethane remained the preferred U.S. feedstock for ethylene despite higher recent prices driven by increased demand from newly-constructed U.S. olefins units and supply constraints in the Gulf Coast NGL fractionation and pipeline systems. In 2018, we produced approximately 80% of our ethylene from ethane compared to approximately 75% and 70% in 2017 and 2016, respectively. Despite generally higher liquid feedstock prices, strong propylene and butadiene coproduct prices at various points in the year also brought liquids into our feedslate.
The following table sets forth selected financial information for the O&P–Americas segment including Income from equity investments, which is a component of EBITDA.

	Year Ended December 31,
Millions of dollars	2018	2017	2016
Sales and other operating revenues	$10,408	$10,004	$8,722
Income from equity investments	58	42	59
EBITDA	2,762	2,899	2,788
Revenues—Revenues increased by $404 million, or 4%, in 2018 compared to 2017 and by $1,282 million, or 15%, in 2017 compared to 2016.
2018 versus 2017—Average polyethylene and polypropylene sales prices, supported globally by higher crude oil prices, increased relative to 2017. This favorable impact was partly offset by a 6 cents decline in ethylene prices resulting from increased supply driven by the start-up of new U.S. ethylene capacity. The overall average increase in sales prices was responsible for an 8% increase in 2018 revenues.
Segment volumes declined in 2018 mainly due to lower sales of purchased feedstock and the negative impact of planned and unplanned maintenance on polypropylene and polyethylene sales. These lower sales volumes were responsible for a revenue decrease of 4% in 2018.
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
EBITDA—EBITDA decreased by $137 million, or 5%, in 2018 compared to 2017 and increased by $111 million, or 4%, in 2017 compared to 2016.
2018 versus 2017—Lower olefins margins and higher fixed costs, which were partly offset by higher polyethylene and polypropylene margins, led to a 3% decline in 2018 EBITDA. Ethylene margins decreased by 5 cents per pound largely due to the decline in ethylene sales prices discussed above. Polyethylene and polypropylene margins reflect per pound increases in price spreads over ethylene and propylene of 7 cents and 3 cents, respectively, driven by higher sales prices and in the case of polyethylene, also by the lower cost of ethylene feedstock. The increase in polyethylene and polypropylene margins stem from strong demand and industry supply constraints. Lower polyethylene and polypropylene volumes also resulted in a 2% decline in 2018 EBITDA. An additional 1% decrease in EBITDA relative to 2017 was related to the gain on the sale of property in Lake Charles, Louisiana.
The remaining change in 2018 EBITDA was attributed to an increase in income from our equity investments.
2017 versus 2016—Increased volumes in 2017 due largely to the expansion of our Corpus Christi, Texas olefins facility was responsible for a 5% improvement in EBITDA. Margins were relatively unchanged in 2017 compared to 2016 due to an approximate 4 cents per pound decrease in polypropylene spreads that substantially offset per pound increases in olefins and polyethylene spreads of a half cent and 2 cents, respectively. Polypropylene margins declined from the high levels in 2016 on the higher cost of propylene feedstocks, while the increase in olefins and polyethylene margins was attributable to higher average sales prices that more than offset the increased cost of ethylene. Lower income from our joint venture relative to the prior year led to a 1% decline in EBITDA. The net impact to EBITDA of the gain on sale of our wholly owned Argentine subsidiary in the first quarter of 2016 and the fourth quarter LCM inventory valuation adjustment mentioned above was offset by the first quarter 2017 gain on sale of property in Lake Charles, Louisiana.
Olefins and Polyolefins–Europe, Asia, International Segment
Overview—In calculating the impact of margin and volume on EBITDA, consistent with industry practice, management offsets revenues and volumes related to ethylene co-products against the cost to produce ethylene. Volume and price impacts of ethylene co-products are reported in margin. Ethylene is a major building block of our olefins and polyolefins and as such, ethylene sales volumes and prices and our internal cost of ethylene production are included in management’s assessment of the segment’s performance.
2018 versus 2017—EBITDA in 2018 declined largely as a result of lower margins and volumes in Europe compared to a strong 2017. EBITDA for 2018 includes a $36 million gain from the fourth quarter 2018 sale of our carbon black subsidiary in France. In 2017, EBITDA included a $108 million gain on the third quarter 2017 sale of our 27% interest in Geosel and the $21 million beneficial impact related to the elimination of an obligation associated with a lease.
 2017 versus 2016—EBITDA increased in 2017 compared to 2016. This improvement was driven by higher olefins margins and the impact of higher volumes across most products, partly offset by lower polyethylene margins and lower income from our equity investments.
EBITDA for 2017 also included the gain on the sale of our interest in Geosel and the beneficial impact related to the elimination of an obligation associated with a lease discussed above. In 2016, EBITDA reflected gains totaling $11 million from the sales of our joint venture in Japan and idled assets in Australia.
Ethylene Raw Materials—In Europe, heavy liquids are the primary raw materials for our ethylene production. In 2018, 2017 and 2016, we continued to benefit by sourcing advantaged NGLs as market opportunities arose.

The following table sets forth selected financial information for the O&P–EAI segment including Income from equity investments, which is a component of EBITDA.

	Year Ended December 31,
Millions of dollars	2018	2017	2016
Sales and other operating revenues	$10,838	$10,218	$8,718
Income from equity investments	225	271	302
EBITDA	1,163	1,927	1,729
Revenues—Revenues in 2018 increased by $620 million, or 6%, compared to 2017 and by $1,500 million, or 17%, in 2017 compared to 2016.
2018 versus 2017—Average sales prices in 2018 were higher across most products as sales prices generally correlate with crude oil prices, which were significantly higher compared to 2017. These higher average sales prices were responsible for a revenue increase of 7% in 2018. Planned and unplanned maintenance, a weaker market and low Rhine River levels in the second half of 2018, compared to the prior year, led to lower sales volumes across most products. These decreased volumes resulted in a revenue decrease of 4% in 2018. Foreign exchange impacts in 2018, which were favorable on average compared to 2017, led to a revenue increase of 3%.
2017 versus 2016—Average sales prices in 2017 were higher across most products as sales prices generally correlate with crude oil prices, which on average, increased compared to 2016. These higher average sales prices were responsible for a revenue increase of 12% in 2017. Better product availability compared to 2016, which was affected by turnaround activity and inventory requirements, led to higher sales volumes across most products. These increased volumes resulted in a revenue increase of 3% in 2017. Foreign exchange impacts that, on average, were favorable for 2017 resulted in a revenue increase of 2% compared to the prior year.
EBITDA—EBITDA decreased by $764 million, or 40%, in 2018 compared to 2017 and increased by $198 million, or 11%, in 2017 compared to 2016.
2018 versus 2017—Olefins and polyolefins margins in Europe declined in 2018. Olefins margins decreased as the improvement in ethylene prices lagged a 10 cents per pound increase in the weighted average cost of ethylene production due to higher prices for naphtha and other olefin feedstocks. A decline in 2018 polyolefins margins reflected lower per pound price spreads over ethylene and propylene of 3 cents and 2 cents, respectively. These lower margins were due to weaker supply/demand balances in Europe and led to a decline in EBITDA of 29%, in comparison to a strong 2017. The impact of the lower volumes discussed above also led to a 9% decrease in 2018 EBITDA. A reduction in income from our equity investments resulted in an additional 2% decrease in EBITDA relative to 2017. The net impact of the 2018 gain on the sale of our carbon black subsidiary in France and the 2017 benefits related to the sale of our interest in Geosel and the elimination of an obligation associated with a lease discussed above resulted in a further 5% decline in EBITDA.
These unfavorable impacts were offset in part by a 5% increase to EBITDA due to favorable foreign exchange impacts in 2018.
2017 versus 2016—An increase in olefin margins driven largely by a 6 cents per pound increase in ethylene sales prices was partly offset in 2017 by a 3 cents per pound decrease in European polyethylene spreads due to a more balanced European market compared to the prior year. This net increase resulted in a 1% improvement in 2017 EBITDA compared to 2016. The higher 2017 volumes discussed above added another 5% to EBITDA. Favorable foreign exchange impacts in 2017 also contributed an additional 1% to EBITDA. The net beneficial impact of the transactions in 2016 and 2017 discussed above related to the sales of our joint venture interests and idled assets, and the elimination of a lease-related obligation, resulted in an additional 6% increase in EBITDA. These increases were partially offset by a 2% decrease in EBITDA driven by a reduction in income from equity investments in Poland and Asia in 2017 relative to very strong 2016 results.

Intermediates and Derivatives Segment
Overview—EBITDA for our I&D segment was higher across all businesses in 2018 compared to 2017, which included an approximate $50 million unfavorable impact related to precious metal catalysts.
2018 versus 2017—EBITDA improved in 2018 relative to 2017 as higher margins across most products benefited from industry supply constraints and strong demand.
2017 versus 2016—EBITDA was higher for our I&D segment in 2017 relative to 2016 due to stronger margins for intermediate chemicals products supported by reduced market supply stemming from industry outages and increased demand in Asia.
The following table sets forth selected financial information for the I&D segment including Income from equity investments, which is a component of EBITDA.

	Year Ended December 31,
Millions of dollars	2018	2017	2016
Sales and other operating revenues	$9,588	$8,472	$7,226
Income from equity investments	6	8	6
EBITDA	2,011	1,490	1,333
Revenues—Revenues for 2018 increased by $1,116 million, or 13%, compared to 2017 and increased by $1,246 million, or 17%, in 2017 compared to 2016.
2018 versus 2017—Higher average sales prices in 2018 for most products, which reflect the impacts of higher feedstock and energy costs and industry supply constraints, were responsible for a revenue increase of 10%. Higher sales volumes resulted in a revenue increase of 2% in 2018, primarily due to hurricane Harvey impacts and major turnarounds at our Botlek, Netherlands and Channelview, Texas facilities in 2017. Foreign exchange impacts that, on average, were favorably higher relative to 2017 resulted in a revenue increase of 1%.
2017 versus 2016—Higher average sales prices in 2017 for most products, which reflect the impacts of higher feedstock and energy costs and industry supply constraints, were responsible for a revenue increase of 17%. Favorable foreign exchange impacts also led to a 1% revenue increase in 2017. These increases were partially offset by a revenue decrease of 1% in 2017, primarily due to lower sales volumes for intermediate chemicals and oxyfuels and related products. This volume-driven decline was largely due to reduced production associated with two major turnarounds at our Botlek, Netherlands, and Channelview, Texas, facilities.
EBITDA—EBITDA increased by $521 million, or 35%, in 2018 compared to 2017 and increased by $157 million, or 12%, in 2017 compared to 2016.
2018 versus 2017—Higher margins were responsible for an improvement in EBITDA of 27% in 2018 relative to 2017. Industry outages and other supply constraints for several intermediate chemicals products, along with strong demand for PO and derivatives products, led to tight supplies and higher sales prices. Intermediate chemicals products accounted for approximately two thirds of the margin improvement in 2018 as most intermediate chemical products benefited from lower ethylene raw material costs and tight industry supply. PO and derivatives and oxyfuels and related products each accounted for approximately half of the remaining increase in 2018 margins. Margins for oxyfuels and related products improved with higher crude oil pricing which outpaced butane.
The impact of higher volumes as discussed above added 3% to EBITDA in 2018 while favorable foreign exchange impacts added 2%. An additional 3% increase in EBITDA, as compared to the prior year period, stems from the absence of the unfavorable impact associated with precious metal catalysts in 2017.

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
Advanced Polymer Solutions Segment
Overview
2018 versus 2017—EBITDA for our APS segment declined relative to 2017 as lower margins and $69 million of acquisition-related transaction and integration costs were offset by $58 million of EBITDA stemming from the acquisition of A. Schulman.
2017 versus 2016—EBITDA improved slightly in 2017 with higher compounding and solutions volumes and improved advanced polymers margins relative to 2016, which included a $21 million gain on the sale of our wholly owned Argentine subsidiary.
The following table sets forth selected financial information for the APS segment including Income from equity investments, which is a component of EBITDA:

	Year Ended December 31,
Millions of dollars	2018	2017	2016
Sales and other operating revenues	$4,024	$2,922	$2,601
EBITDA	400	438	427
Revenues—Revenues increased in 2018 by $1,102 million, or 38%, compared to 2017 and by $321 million, or 12%, in 2017 compared to 2016.
2018 versus 2017—The acquisition of A. Schulman contributed $846 million to revenues of the APS segment, which accounts for a revenue increase in 2018 of approximately 29% relative to 2017. Higher average sales prices, which were driven by the increased cost of raw materials, also led to a revenue increase of 8% in 2018. Foreign exchange impacts, which on average, were favorable in 2018 also resulted in a revenue increase of 2%.
A decline in compounding and solutions product volumes in 2018 stemming from lower automotive production in Europe was substantially offset by higher advanced polymers product volumes due to strong demand in Europe and North America leading to a 1% decline in revenues.
2017 versus 2016—Higher average sales prices across all products in 2017 led to a revenue increase of 8% relative to 2016. An increase in 2017 compounding and solutions volumes driven by higher automotive demand in South America resulted in a 3% revenue increase. Another 1% increase in revenues stemmed from foreign exchange impacts, which on average, were favorable in 2017 relative to 2016.
EBITDA—EBITDA decreased in 2018 by $38 million, or 9%, compared to 2017 and increased by $11 million, or 3%, in 2017 compared to 2016.
2018 versus 2017—EBITDA declined by 16% in 2018 as a result of the $69 million of costs associated with the acquisition and integration of A. Schulman. The operations of A. Schulman following the acquisition contributed $58 million of EBITDA to the results of the APS segment leading to an increase in EBITDA of 13%.

Margins for compounding and solutions products declined in 2018 due primarily to increases in raw material costs in South America and Asia that outpaced increases in average sales prices. These lower margins and the decline in volumes discussed above resulted in decreases of 8% and 1%, respectively, in EBITDA.
Favorable foreign exchange impacts partly offset these declines with a 3% increase in 2018 EBITDA.
2017 versus 2016—The volume-driven increase related to our compounding and solutions products discussed above led to a 4% increase in 2018 EBITDA. Increased margins for advanced polymers driven by sales prices that increased more than raw material prices resulted in an additional increase in EBITDA of 3%. Favorable foreign exchange impacts in 2017 contributed another 1% to EBITDA. These favorable impacts were offset in part by a 5% decline relative to EBITDA in 2016, which included the gain on sale of our Argentine subsidiary discussed above.
Refining Segment
Overview
2018 versus 2017—EBITDA for our Refining segment benefited in 2018 from improved refining margins primarily driven by favorable crude oil discounts in Western Canadian Select and improved rates on our fluid catalytic converter leading to better yields.
2017 versus 2016—EBITDA benefited from higher crude processing rates in 2017 as the impacts of planned and unplanned maintenance outages were less than in 2016. Higher industry margins were offset by higher maintenance-related fixed costs in 2017.
The following table sets forth selected financial information and heavy crude processing rates for the Refining segment and the U.S. refining market margins for the applicable periods. “LLS” is a light crude oil, while “Maya” is a heavy crude oil.

	Year Ended December 31,
Millions of dollars	2018	2017	2016
Sales and other operating revenues	$9,157	$6,848	$5,135
EBITDA	167	157	72

Heavy crude oil processing rates, thousands of barrels per day	231	236	201

Market margins, dollars per barrel
Light crude oil—2-1-1	$12.35	$13.54	$10.73
Light crude oil—Maya differential	7.50	7.02	8.51
Total Maya 2-1-1	$19.85	$20.56	$19.24
Revenues—Revenues increased by $2,309 million, or 34%, in 2018 compared to 2017 and by $1,713 million, or 33%, in 2017 compared to 2016.
2018 versus 2017—Higher product prices led to a revenue increase of 26% relative to 2017 due to a per barrel increase in average crude oil prices of approximately $16 in 2018. Heavy crude oil processing rates in 2018 decreased 2% relative to 2017, with both comparative periods impacted by turnaround activity. Sales volumes increased in 2018 leading to a revenue increase of 8%, compared to the 2017 period due to an increase in downstream processing of intermediate oils.
2017 versus 2016—Higher product prices in 2017 largely driven by an increase in average crude oil prices of approximately $10 per barrel led to a revenue increase of 26% relative to 2016. Heavy crude oil processing rates increased by 17% in 2017, leading to a volume driven revenue increase of 7%, as the impacts of planned and unplanned outages and the effects of Hurricane Harvey in 2017 had less of an impact on processing rates than the unplanned outages in 2016 related to a coker fire, downtime at crude units with reduced processing and several utility interruptions. In 2017, we completed planned turnarounds on one of our crude units and our fluid catalytic converter.
EBITDA—EBITDA increased by $10 million, or 6%, in 2018 compared to 2017 and by $85 million, or 118%, in 2017 compared to 2016.
2018 versus 2017—Advantaged pricing for Canadian crude oil and better yields equally contributed to the improvement in 2018 refining margins relative to 2017, which was negatively impacted by planned turnaround activity on our fluid catalytic cracking unit. These higher margins accounted for a 12% improvement in 2018 EBITDA. These margin improvements were offset by a 2% decrease in heavy crude oil processing rates which resulted in a volume-driven 6% decrease in EBITDA.
2017 versus 2016—Increased production accounted for approximately 90% of the improvement in 2017 EBITDA. Crude oil processing rates in 2017 were higher than 2016 as discussed above. Higher refining margins, which were partly offset by higher maintenance-related fixed costs, accounted for the remaining 10% improvement in 2017 EBITDA.
Technology Segment
Overview—The Technology segment recognizes revenues related to the sale of polyolefin catalysts and the licensing of chemical and polyolefin process technologies. These revenues are offset in part by the costs incurred in the production of catalysts, licensing and services activities and research and development (“R&D”) activities. In 2018, 2017 and 2016, our Technology segment incurred approximately 55% of all R&D costs.
2018 versus 2017—EBITDA improved in 2018 primarily due to higher licensing revenues.
2017 versus 2016—A decline in 2017 EBITDA reflects lower licensing revenues, partially offset by higher catalyst sales volumes, compared to 2016.
The following table sets forth selected financial information for the Technology segment.

	Year Ended December 31,
Millions of dollars	2018	2017	2016
Sales and other operating revenues	$583	$450	$479
EBITDA	328	223	262
Revenues—Revenues increased by $133 million, or 30%, in 2018 compared to 2017 and decreased by $29 million, or 6%, in 2017 compared to 2016.
2018 versus 2017—Higher licensing revenues were responsible for a revenue increase of 23% in 2018, relative to the corresponding period in 2017. Higher customer demand led to increased catalyst volumes in 2018 resulting in a revenue increase of 3%. Favorable foreign exchange impacts in 2018 led to an additional revenue increase of 4%.
2017 versus 2016—Lower licensing revenues were responsible for a revenue decrease of 12% in 2017 relative to 2016. This decrease was partially offset by revenue increases of 3% and 1%, respectively, related to increased catalyst sales volumes and higher average sales prices. Favorable foreign exchange impacts were responsible for an additional 2% increase in EBITDA.
EBITDA—EBITDA in 2018 increased by $105 million, or 47%, compared to 2017 and decreased by $39 million, or 15%, in 2017, compared to 2016.

2018 versus 2017—Higher licensing revenues resulted in EBITDA improvements of 38% in 2018. The catalyst sales volume increase in 2018 discussed above was responsible for a 5% increase in EBITDA. The remaining 4% increase in 2018 EBITDA was due to favorable foreign exchange impacts.
2017 versus 2016—Lower licensing revenues were largely responsible for a 20% decrease in 2017 EBITDA. This decline was partly offset by a 5% improvement in EBITDA resulting from an increase in catalyst volumes during 2017.

FINANCIAL CONDITION
Operating, investing and financing activities of continuing operations, which are discussed below, are presented in the following table:

	Year Ended December 31,
Millions of dollars	2018	2017	2016
Source (use) of cash:
Operating activities	$5,471	$5,206	$5,606
Investing activities	(3,559)	(1,756)	(2,301)
Financing activities	(3,008)	(2,859)	(3,349)
Operating Activities—Cash of $5,471 million generated by operating activities in 2018 reflected earnings adjusted for non-cash items and net cash provided by the main components of working capital–accounts receivable, inventories and accounts payable. A $358 million non-cash reduction in unrecognized tax benefits is reflected in Other operating activities in 2018. For additional information on this matter, see Note 18 to the Consolidated Financial Statements.
In 2018, the main components of working capital provided $93 million of cash. Lower accounts receivable due primarily to lower sales volumes in our O&P–Americas, O&P–EAI and I&D segments at year end and higher accounts payable due to higher feedstock prices were partially offset by an increase in inventory primarily due to the lower sales volumes at year end.
Cash of $5,206 million generated in 2017 primarily reflected earnings adjusted for non-cash items partly offset by $593 million of cash used by the main components of working capital. Higher sales prices across all of our segments in the fourth quarter of 2017 and brief delays in the receipt of payments for products in our Refining and I&D segments led to the increase in accounts receivable. Inventories increased for most products in our O&P–EAI and O&P–Americas segments and included an inventory build in our O&P–Americas segment in anticipation of first quarter 2018 turnaround activities. These increases were partly offset by an increase in feedstock prices in the fourth quarter of 2017 in our O&P–Americas, O&P–EAI and Refining segments which led to an increase in accounts payable.
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
The main components of working capital generated cash of $123 million in 2016. Higher product sales prices in the fourth quarter of 2016 across all segments combined with the impact of higher fourth quarter 2016 sales volumes in our O&P–Americas, Refining and I&D segments led to an increase in accounts receivable. This increase in accounts receivable was offset by higher accounts payable, which was driven by the higher prices of crude oil and other feedstocks. The level of inventories fell in our O&P–Americas segment following the completion of turnaround activities in the fourth quarter of 2016 and in our Refining segment, which had higher crude oil inventories at the end of 2015 due to operational issues during the fourth quarter.
Investing Activities—We invested cash of $3,559 million, $1,756 million and $2,301 million in 2018, 2017 and 2016, respectively.
In August 2018, we acquired A. Schulman for $1,776 million, which is net of $81 million of cash acquired and a liability deemed as a component of the purchase price. For additional information on this transaction, see Note 3 to the Consolidated Financial Statements.
We invest cash in investment-grade and other high-quality instruments that provide adequate flexibility to redeploy funds as needed to meet our cash flow requirements while maximizing yield.
In 2018, 2017 and 2016, we invested $50 million, $653 million and $688 million, respectively, in debt securities that are deemed available-for-sale. We also invested $64 million in equity securities in 2018 and $76 million in held-to-maturity securities in 2016. These investments are classified as Short-term investments. In 2017 and 2016, we invested $512 million and $674 million, respectively, in tri-party repurchase agreements.
We received proceeds of $423 million, $574 million and $674 million in 2018, 2017 and 2016, respectively, upon the sale and maturity of certain of our Short-term investments. In 2018, we also received proceeds of $97 million on the sale of a portion of our investment in equity securities. In 2017 and 2016, we received proceeds of $381 million and $685 million, respectively, upon the maturity of certain of our repurchase agreements. See Note 15 to the Consolidated Financial Statements for additional information regarding these investments.
Joint Venture Activity—In September 2017, we sold our 27% interest in our Geosel joint venture and received proceeds of $155 million.
Financial Instruments Activity—Upon expiration in 2018, 2017 and 2016, we settled foreign currency contracts with notional values totaling €925 million, €550 million and €1,200 million, respectively, which were designated as net investment hedges of our investments in foreign subsidiaries. Payments to and proceeds from our counterparties resulted in a net cash inflow of $30 million in 2018 and net cash outflows of $49 million and $61 million during 2017 and 2016, respectively. See Note 15 to the Consolidated Financial Statements for additional information regarding these foreign currency contracts.
Sales of Subsidiaries—In October 2018, we received net cash proceeds of $37 million for the sale of our carbon black subsidiary in France.
In February 2016, we received net cash proceeds of $137 million for the sale of our wholly owned Argentine subsidiary.
The following table summarizes our capital expenditures for continuing operations for the periods from 2016 through 2018:

	Year Ended December 31,
Millions of dollars	2018	2017	2016
Capital expenditures by segment:
O&P—Americas	$1,079	$741	$1,370
O&P—EAI	248	163	229
I&D	409	332	333
APS	62	55	38
Refining	250	213	224
Technology	48	32	36
Other	9	11	13
Consolidated capital expenditures of continuing operations	$2,105	$1,547	$2,243
In 2019, we expect to spend approximately $2.8 billion for capital expenditures and contributions to our PO joint ventures. The higher levels of expected capital expenditures in 2019 and 2018 relative to their respective comparative periods are largely driven by construction related to our new Hyperzone polyethylene plant at our La Porte, Texas facility and for the construction related to our new PO/TBA plant in Texas.
Financing Activities—Financing activities used cash of $3,008 million, $2,859 million and $3,349 million in 2018, 2017 and 2016, respectively.
We made payments totaling $1,854 million, $866 million and $2,938 million in 2018, 2017 and 2016, respectively, to repurchase a portion of our outstanding ordinary shares. We also made dividend payments to holders of our ordinary shares totaling $1,554 million, $1,415 million and $1,395 million in 2018, 2017 and 2016, respectively. For additional information related to these share repurchases and dividend payments, see Note 20 to the Consolidated Financial Statements.

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
Through the issuance and repurchase of commercial paper instruments under our commercial paper program, we received net proceeds of $810 million and $177 million in 2018 and 2016, respectively. We made net repayments of $493 million in 2017.
Additional information related to our commercial paper program and the issuance and repayment of debt can be found in the Liquidity and Capital Resources section below and in Note 13 to the Consolidated Financial Statements.
Liquidity and Capital Resources—As of December 31, 2018, we had $1,224 million of unrestricted cash and cash equivalents and marketable securities classified as Short-term investments. We also held $544 million of tri-party repurchase agreements classified as Prepaid expenses and other current assets at December 31, 2018. For additional information related to our purchases of marketable securities, which currently include time deposits, certificates of deposit, commercial paper, bonds and limited partnership investments, and our investments in tri-party repurchase agreements, see “Investing Activities” above and Note 15 to the Consolidated Financial Statements.
At December 31, 2018, we held $269 million of cash in jurisdictions outside the U.S., principally Europe and Asia. There are currently no material legal or economic restrictions that would impede our transfers of cash.
We also had total unused availability under our credit facilities of $2,517 million at December 31, 2018, which included the following:

•
$1,688 million under our $2,500 million revolving credit facility, which backs our $2,500 million commercial paper program. Availability under this facility is net of outstanding borrowings, outstanding letters of credit provided under the facility and notes issued under our commercial paper program. A small portion of our availability under this facility is impacted by changes in the euro/U.S. dollar exchange rate. At December 31, 2018, we had $809 million of outstanding commercial paper, net of discount, no outstanding letters of credit and no outstanding borrowings under the facility; and

•
$829 million under our $900 million U.S. accounts receivable facility. Availability under this facility is subject to a borrowing base of eligible receivables, which is reduced by outstanding borrowings and letters of credit, if any. This facility had no outstanding borrowings or letters of credit at December 31, 2018.

At December 31, 2018, we had total debt, including current maturities, of $9,387 million, and $214 million of outstanding letters of credit, bank guarantees and surety bonds issued under uncommitted credit facilities.
In February 2019, LYB Americas Finance Company LLC (“LYB Americas Finance ), a direct, 100% owned finance subsidiary of LyondellBasell Industries N.V., entered into a 364-day, $2,000 million senior unsecured term loan credit facility and borrowed the entire amount. The proceeds of this term loan, which is fully and unconditionally guaranteed by LyondellBasell Industries N.V. are intended for general corporate purposes, including the repayment of debt.
Borrowings under the credit agreement will bear interest at either a LIBOR rate or a base rate, as defined, plus in each case, an applicable margin determined by reference to LyondellBasell N.V.’s current credit ratings.
The credit agreement contains customary covenants and warranties, including specified restrictions on indebtedness, including secured and subsidiary indebtedness, and merger and sales of assets. In addition, we are required to maintain a leverage ratio at the end of every fiscal quarter of 3.50 to 1.00 or less.

In February 2019, proceeds from the credit facility were used to redeem the remaining $1,000 million outstanding of our 5% Senior Notes due 2019 at par. In conjunction with the redemption of these notes, we recognized non-cash charges of less than $1 million for the write-off of unamortized debt issuance costs and $8 million for the write-off of the cumulative fair value hedge accounting adjustment related to the redeemed notes.
In July 2018, we amended our $900 million U.S. accounts receivable facility. This amendment, among other things, extended the term of the facility to July 2021.
For additional information related to our credit facilities discussed above, see Note 13 to the Consolidated Financial Statements.
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
In 2018, our shareholders approved a proposal to authorize us to repurchase up to an additional 10%, or 57,844,016, of our ordinary shares through December 2019 (“2018 Share Repurchase Program”). As a result, the authorization of the remaining unpurchased shares under the share repurchase program approved by our shareholders in May 2017 (“2017 Share Repurchase Program”) was superseded. Our share repurchase program does not have a stated dollar amount, and purchases may be made through open market purchases, private market transactions or other structured transactions. Repurchased shares could be retired or used for general corporate purposes, including for various employee benefit and compensation plans. In 2018, we purchased approximately 19 million shares under these programs for approximately $1,878 million. As of February 19, 2019, we had approximately 38 million shares remaining under the current authorization. The timing and amounts of additional shares repurchased will be determined based on our evaluation of market conditions and other factors. For additional information related to our share repurchase programs, see Note 20 to the Consolidated Financial Statements.
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
Construction of our Hyperzone high density polyethylene plant at our La Porte, Texas site, which commenced in May 2017, is on track for planned start-up in the third quarter of 2019.
In July 2017, we announced our final investment decision to build a world-scale PO/TBA plant in Texas with a capacity of 1.0 billion pounds of PO and 2.2 billion pounds of TBA. In August 2018, we broke ground on this project, which is estimated to cost approximately $2.4 billion. We anticipate the project to be completed in the third quarter of 2021.
We plan to fund our ongoing working capital, capital expenditures, debt service and other funding requirements with cash from operating activities, which could be affected by general economic, financial, competitive, legislative, regulatory, business and other factors, many of which are beyond our control. Cash and cash equivalents, cash from our short-term investments and tri-party repurchase agreements, cash from operating activities, proceeds from the issuance of debt, or a combination thereof, may be used to fund the purchase of shares under our share repurchase program.
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

Contractual and Other Obligations—The following table summarizes, as of December 31, 2018, our minimum payments for long-term debt, including current maturities, short-term debt, and contractual and other obligations for the next five years and thereafter:

	Total	Payments Due By Period
Millions of dollars		2019	2020	2021	2022	2023	Thereafter
Total debt	$9,554	$891	$1,001	$1,001	$859	$751	$5,051
Interest on total debt	5,155	382	357	357	298	281	3,480
Contract liabilities	138	128	1	—	—	—	9
Other	1,886	1,405	124	48	16	28	265
Deferred income taxes	1,975	318	118	112	117	66	1,244
Other obligations:
Purchase obligations:
Take-or-pay contracts	25,378	3,022	3,000	2,849	2,563	2,537	11,407
Other contracts	10,827	5,357	2,408	1,462	248	235	1,117
Operating leases	2,475	365	288	256	236	204	1,126
Total	$57,388	$11,868	$7,297	$6,085	$4,337	$4,102	$23,699
Total Debt—Our debt includes unsecured senior notes, guaranteed notes and various other U.S. and non-U.S. loans. See Note 13 to the Consolidated Financial Statements for a discussion of covenant requirements under the credit facilities and indentures and additional information regarding our debt facilities.
Interest on Total Debt—Our debt and related party debt agreements contain provisions for the payment of monthly, quarterly or semi-annual interest at a stated rate of interest over the term of the debt.
Pension and other Postretirement Benefits—We maintain several defined benefit pension plans, as described in Note 16 to the Consolidated Financial Statements. Many of our U.S. and non-U.S. plans are subject to minimum funding requirements; however, the amounts of required future contributions for all our plans are not fixed and can vary significantly due to changes in economic assumptions, liability experience and investment return on plan assets. As a result, we have excluded pension and other postretirement benefit obligations from the Contractual and Other Obligations table above. Our annual contributions may include amounts in excess of minimum required funding levels. Contributions to our non-U.S. plans in years beyond 2019 are not expected to be materially different than the expected 2019 contributions disclosed in Note 16 to the Consolidated Financial Statements. At December 31, 2018, the projected benefit obligation for our pension plans exceeded the fair value of plan assets by $992 million. Subject to future actuarial gains and losses, as well as future asset earnings, we, together with our consolidated subsidiaries, will be required to fund the discounted obligation of $992 million in future years. We contributed $100 million, $103 million and $114 million to our pension plans in 2018, 2017 and 2016, respectively. We provide other postretirement benefits, primarily medical benefits to eligible participants, as described in Note 16 to the Consolidated Financial Statements. We pay other unfunded postretirement benefits as incurred.
Contract Liabilities—We are obligated to deliver products or services in connection with sales agreements under which customer payments were received before transfer of control to the customers occurs. These contract liabilities will be recognized in earnings when control of the product or service is transferred to the customer, which range predominantly from 1 to 15 years. The unamortized long-term portion of such advances totaled $10 million as of December 31, 2018.
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
Purchase Obligations—We are party to various obligations to purchase products and services, principally for raw materials, utilities and industrial gases. These commitments are designed to assure sources of supply and are not expected to be in excess of normal requirements. The commitments are segregated into take-or-pay contracts and other contracts. Under the take-or-pay contracts, we are obligated to make minimum payments whether or not we take the product or service. Other contracts include contracts that specify minimum quantities; however, in the event that we do not take the contractual minimum, we are only obligated for any resulting economic loss suffered by the vendor. The payments shown for the other contracts assume that minimum quantities are purchased. For contracts with variable pricing terms, the minimum payments reflect the contract price at December 31, 2018.
Operating Leases—We lease various facilities and equipment under noncancelable lease arrangements for various periods. See Note 14 to the Consolidated Financial Statements for related lease disclosures.
CURRENT BUSINESS OUTLOOK
During the first month of 2019, we have seen normalization of markets with increased polymer demand. We expect our growth to accelerate in 2019 with the planned start-up of our new Hyperzone polyethylene plant in the third quarter and continued construction of our new PO/TBA plant which is on track for completion in 2021. Global polyethylene capacity additions are expected to moderate during 2019 and 2020, providing support for high industry operating rates and ethylene chain profitability.
RELATED PARTY TRANSACTIONS
We have related party transactions with our joint venture partners. We believe that such transactions are effected on terms substantially no more or less favorable than those that would have been agreed upon by unrelated parties on an arm’s length basis. See Note 5 to the Consolidated Financial Statements for additional related party disclosures.
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
Since our inventory consists of manufactured products derived from crude oil, natural gas, natural gas liquids and correlated materials, as well as the associated feedstocks and intermediate chemicals, our inventory market values are generally influenced by changes in benchmark crude oil and heavy liquid values and prices for manufactured finished goods. The degree of influence of a particular benchmark may vary from period to period, as the composition of the dollar value LIFO pools change. Due to natural inventory composition changes, variation in pricing from period to period does not necessarily result in a linear lower of cost or market (“LCM”) impact. Additionally, an LCM condition may arise due to a volumetric decline in a particular material that had previously provided a positive impact within a pool. As a result, market valuations and LCM conditions are dependent upon the composition and mix of materials on hand at the balance sheet date. In the measurement of an LCM adjustment, the numeric input value for determining the crude oil market price includes pricing that is weighted by volume of inventories held at a point in time, including WTI, Brent and Maya crude oils.
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
Goodwill—As of December 31, 2018, we recognized $1,814 million of goodwill. Of this amount, $1,271 million was recognized as a result of the acquisition of A. Schulman, which mainly relates to acquired workforce and synergies expected from the acquisition. All of the goodwill was assigned to our APS segment. The remaining goodwill at December 31, 2018 primarily represents the tax effect of the differences between the tax and book bases of our assets and liabilities resulting from the revaluation of those assets and liabilities to fair value in connection with the Company’s emergence from bankruptcy and fresh-start accounting. We evaluate the recoverability of the carrying value of goodwill annually or more frequently if events or changes in circumstances indicate that the carrying amount of the goodwill of a reporting unit may not be fully recoverable.
Additional information on the amount of goodwill allocated to our reporting units appears in Note 3 and Note 22 to the Consolidated Financial Statements.
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
We also have the option to proceed directly to the quantitative impairment test. Under the quantitative impairment test, the fair value of each reporting unit is compared to its carrying value, including goodwill. For the quantitative impairment test, the fair value of the reporting unit is calculated using a discounted cash-flow model. Such a model inherently utilizes a significant number of estimates and assumptions, including operating margins, tax rates, discount rates, capital expenditures and working capital changes. If the carrying value of goodwill exceeds its fair value, an impairment charge equal to the excess would be recognized, up to a maximum amount of goodwill allocated to that reporting unit.
For 2018 and 2017, management performed a qualitative impairment assessment of our reporting units which indicated that the fair value of our reporting units was greater than their carrying value. Accordingly, a quantitative goodwill impairment test was not required. Accordingly, no goodwill impairment was recognized in 2018 or 2017.
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
The current benefit service costs, as well as the existing liabilities, for pensions and other postretirement benefits are measured on a discounted present value basis. The discount rate is a current rate, related to the rate at which the liabilities could be settled. Our assumed discount rate is based on yield information for high-quality corporate bonds with durations comparable to the expected cash settlement of our obligations. For the purpose of measuring the benefit obligations at December 31, 2018, we used a weighted average discount rate of 4.51% for the U.S. plans which reflects the different terms of the related benefit obligations. The weighted average discount rate used to measure obligations for non-U.S. plans at December 31, 2018 was

2.07%, reflecting market interest rates. The discount rates in effect at December 31, 2018 will be used to measure net periodic benefit cost during 2019.
The benefit obligation and the periodic cost of other postretirement medical benefits are also measured based on assumed rates of future increase in the per capita cost of covered health care benefits. As of December 31, 2018, the assumed rate of increase for our U.S. plans was 6.4%, decreasing to 4.5% in 2038 and thereafter. A one hundred basis point change in the health care cost trend rate assumption as of December 31, 2018 would have resulted in a $17 million increase or $12 million decrease in the accumulated other postretirement benefit liability for our non-U.S. plans and would have resulted in an increase or decrease of less than $1 million for U.S. plans. Due to limits on our maximum contribution level under the medical plan, there would have been no significant effect on either our benefit liability or net periodic cost.
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
The weighted average expected long-term rate of return on assets in our U.S. plans of 7.50% is based on the average level of earnings that our independent pension investment advisor had advised could be expected to be earned over time and 2.92%, for our non-U.S. plan assets is based on an expectation and asset allocation that varies by region. The asset allocations are summarized in Note 16 to the Consolidated Financial Statements. The actual returns in 2018 was a loss of 1.91% and gain of 0.89% for our U.S. and non-U.S. plan assets, respectively.
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
The following table reflects the sensitivity of the benefit obligations and the net periodic benefit costs of our pension plans to changes in the actuarial assumptions:

	Effects on Benefit Obligations in 2018		Effects on Net Periodic Pension Costs in 2019
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Projected benefit obligations at December 31, 2018	$1,752	$1,659	$—	$—
Projected net periodic pension costs in 2019			28	60
Discount rate increases by 100 basis points	(148)	(183)	(5)	(8)
Discount rate decreases by 100 basis points	179	221	6	12

The sensitivity of our postretirement benefit plans obligations and net periodic benefit costs to changes in actuarial assumptions are reflected in the following table:

	Effects on Benefit Obligations in 2018		Effects on Net Periodic Benefit Costs in 2019
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Projected benefit obligations at December 31, 2018	$234	$59	$—	$—
Projected net periodic benefit costs in 2019			5	4
Discount rate increases by 100 basis points	(19)	—	2	—
Discount rate decreases by 100 basis points	23	—	(2)	—
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
Deferred tax assets and liabilities are determined based on temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. At December 31, 2017, the measurement of our deferred tax balances was materially affected by the U.S. enactment of “H.R.1,” also known as the Tax Act, as explained in Note 18 to the Consolidated Financial Statements.
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
See Note 15 to the Consolidated Financial Statements for discussion of LyondellBasell Industries N.V.’s management of commodity price risk, foreign currency exposure and interest rate risk through its use of derivative instruments and hedging activities.
Commodity Price Risk
A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with changes in the business cycle. Natural gas, crude oil and refined products, along with feedstocks for ethylene and propylene production, constitutes the main commodity exposures. We try to protect against such instability through various business strategies including provisions in sales contracts which allows us to pass on higher raw material costs to our customers through timely price increases and through the use of commodity swap and futures contracts.
We use Value at Risk (“VaR”), stress testing and scenario analysis for risk measurement and control purposes. VaR estimates the maximum potential loss in fair market values for our commodity derivative instruments, given a certain move in prices over a certain period of time, using specified confidence levels. Utilizing a Monte Carlo simulation with a 95 percent confidence level over a 3-day time horizon, the effect on our pre-tax income and cash flows for the years ended December 31, 2018 and 2017 would be immaterial.
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

December 31, 2018
Net Investment Hedges	Notional Amount	10% Variance on Foreign Currency Rate	Impact on Other Comprehensive Loss
Basis Swaps	€617 million	euro/U.S. dollar rate	$69 million
		EURIBOR and LIBOR rates	Less than $1 million
Guaranteed Euro Notes Due 2022	€750 million	euro/U.S. dollar rate	$86 million
Some of our operations enter into transactions that are not denominated in their functional currency. This results in exposure to foreign currency risk for financial instruments, including, but not limited to third party and intercompany receivables and payables and intercompany loans.
We maintain risk management control practices to monitor the foreign currency risk attributable to our inter-company and third party outstanding foreign currency balances. These practices involve the centralization of our exposure to underlying currencies that are not subject to central bank and/or country specific restrictions. By centralizing most of our foreign currency exposure into one subsidiary, we are able to take advantage of any natural offsets thereby reducing the overall impact of changes in foreign currency rates on our earnings. At December 31, 2018, a 10% fluctuation compared to the U.S. dollar in the underlying currencies that have no central bank or other currency restrictions related to non-hedged monetary net assets would have had a resulting additional impact to earnings of approximately $3 million.
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
We have entered into $2,300 million of non-cancellable cross-currency swaps, which we designated as foreign currency cash flow hedges, to reduce the variability in the functional currency equivalent cash flows of certain foreign currency denominated intercompany notes. At December 31, 2018, these foreign currency contracts have maturity dates ranging from 2021 to 2027 and their fair value was a net asset of $96 million. A 10% fluctuation compared to the U.S. dollar would have had a resulting additional impact to Other comprehensive loss of approximately $243 million.
Other income, net, in the Consolidated Statements of Income reflected net exchange rate foreign currency gains of $24 million in 2018, and foreign currency losses of $1 million in 2017, and $4 million in 2016. For forward contracts, including swap transactions, that economically hedge recognized monetary assets and liabilities in foreign currencies, no hedge accounting is applied. Changes in the fair value of foreign currency forward and swap contracts are reported in the Consolidated Statements of Income and offset the currency exchange results recognized on the assets and liabilities. At December 31, 2018, these foreign currency contracts, which will mature between January 2019 and August 2019, inclusively, had an aggregated notional amount of $1,764 million and the fair value was a net liability of $4 million. A 10% fluctuation compared to the U.S. dollar would have had a resulting additional impact to earnings of approximately $96 million.
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
We are exposed to interest rate risk with respect to our fixed and variable rate debt. Fluctuations in interest rates impact the fair value of fixed-rate debt as well as pre-tax earnings stemming from interest expense on variable-rate debt. To minimize earnings at risk as part of our interest rate risk management strategy, we target to maintain floating rate debt, through the use of interest rate swaps, equal to our cash and cash equivalents, marketable securities and tri-party repurchase agreements, as those assets are invested in floating rate instruments.
Pre-issuance interest rate—A pre-issuance interest rate strategy is utilized to mitigate the risk that benchmark interest rates (i.e. U.S. Treasury, mid-swaps, etc.) will increase between the time a decision has been made to issue debt and when the actual debt offering is issued. In 2015 and 2018 we entered into forward-starting interest rate swaps to mitigate the risk of adverse changes in the benchmark interest rates on the anticipated refinancing of our senior notes due 2019 and 2021, respectively. These interest rate swaps will be terminated upon debt issuance. At December 31, 2018, the total notional amount of these interest rate contracts designated as cash flow hedges was $1,000 million and $500 million, respectively, and their fair values were a net asset of $7 million and net liability of $5 million, respectively. We estimate that a 10% change in market interest rates as of December 31, 2018 would change the fair value of our forward-starting interest rate swaps outstanding and would have had a resulting impact on Other comprehensive loss of approximately $71 million.
Fixed-rate debt—We enter into interest rate swaps as part of our interest rate risk management strategy. At December 31, 2018, the total notional amount of interest rate swaps designated as fair value hedges, which have maturity dates ranging from 2019 to 2027, was $3,143 million and their fair value was a net liability of $42 million.
At December 31, 2018, after giving consideration to the $3,143 million of fixed-rate debt that we have effectively converted to floating through these U.S. dollar fixed-for-floating interest rate swaps, approximately 58% of our debt portfolio, on a gross basis, incurred interest at a fixed-rate and the remaining 42% of the portfolio incurred interest at a variable-rate. We estimate that a 10% change in market interest rates as of December 31, 2018 would change the fair value of our interest rate swaps outstanding and would have had a resulting impact on our pre-tax income of approximately $26 million.

Variable-rate debt—Our variable rate debt consists of our $2,500 million Senior Revolving Credit Facility, our $900 million U.S. Receivables Securitization Facility and our Commercial Paper Program. At December 31, 2018, there were no outstanding borrowings under our Senior Revolving Credit Facility nor U.S. Receivables Securitization facility. Our Commercial Paper Program had outstanding borrowings of $809 million at December 31, 2018. We estimate that a 10% change in interest rates would have had a $2 million impact on earnings based on our average variable-rate debt outstanding per year.

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
We conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2018.
We completed the acquisition of A. Schulman Inc. (“A. Schulman”) on August 21, 2018. We are in the process of assessing the internal controls of A. Schulman as part of the post-close integration process and have excluded A. Schulman from our assessment of internal control over financial reporting as of December 31, 2018. The total assets and revenues excluded from management’s assessment represent 5% and 2%, respectively, of the related consolidated financial statements as of and for the year ended December 31, 2018.
The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of LyondellBasell Industries N.V.:
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of LyondellBasell Industries N.V. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded A. Schulman Inc. (“A. Schulman”) from its assessment of internal control over financial reporting as of December 31, 2018, because it was acquired by the Company in a purchase business combination during 2018. We have also excluded A. Schulman from our audit of internal control over financial reporting. A. Schulman is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 5% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2018.

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
February 21, 2019
We have served as the Company’s auditor since 2008.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
Millions of dollars, except earnings per share	2018	2017	2016
Sales and other operating revenues:
Trade	$38,126	$33,705	$28,454
Related parties	878	779	729
	39,004	34,484	29,183
Operating costs and expenses:
Cost of sales	32,529	28,059	23,191
Selling, general and administrative expenses	1,129	859	833
Research and development expenses	115	106	99
	33,773	29,024	24,123
Operating income	5,231	5,460	5,060
Interest expense	(360)	(491)	(322)
Interest income	45	24	17
Other income, net	106	179	111
Income from continuing operations before equity investments and income taxes	5,022	5,172	4,866
Income from equity investments	289	321	367
Income from continuing operations before income taxes	5,311	5,493	5,233
Provision for income taxes	613	598	1,386
Income from continuing operations	4,698	4,895	3,847
Loss from discontinued operations, net of tax	(8)	(18)	(10)
Net income	4,690	4,877	3,837
Net (income) loss attributable to non-controlling interests	—	2	(1)
Net income attributable to LyondellBasell Industries N.V.	4,690	4,879	3,836
Dividends on A. Schulman Special Stock	(2)	—	—
Net income attributable to the Company shareholders	$4,688	$4,879	$3,836
Earnings per share:
Net income (loss) attributable to the Company shareholders —
Basic:
Continuing operations	$12.06	$12.28	$9.17
Discontinued operations	(0.02)	(0.05)	(0.02)
	$12.04	$12.23	$9.15
Diluted:
Continuing operations	$12.03	$12.28	$9.15
Discontinued operations	(0.02)	(0.05)	(0.02)
	$12.01	$12.23	$9.13
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
Millions of dollars	2018	2017	2016
Net income	$4,690	$4,877	$3,837
Other comprehensive income (loss), net of tax—
Financial derivatives	54	(45)	4
Unrealized gains (losses) on available-for-sale debt securities	—	(1)	6
Unrealized gains on equity securities and equity securities held by equity investees	—	17	—
Defined benefit pension and other postretirement benefit plans	30	77	(70)
Foreign currency translations	(92)	178	(13)
Total other comprehensive income (loss), net of tax	(8)	226	(73)
Comprehensive income	4,682	5,103	3,764
Dividends on A. Schulman Special Stock	(2)	—	—
Comprehensive (income) loss attributable to non-controlling interests	—	2	(1)
Comprehensive income attributable to the Company shareholders	$4,680	$5,105	$3,763
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED BALANCE SHEETS

	December 31,
Millions of dollars	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$332	$1,523
Restricted cash	69	5
Short-term investments	892	1,307
Accounts receivable:
Trade, net	3,355	3,359
Related parties	148	180
Inventories	4,515	4,217
Prepaid expenses and other current assets	1,255	1,147
Total current assets	10,566	11,738
Property, plant and equipment, net	12,477	10,997
Investments and long-term receivables:
Investment in PO joint ventures	469	420
Equity investments	1,611	1,635
Other investments and long-term receivables	23	17
Goodwill	1,814	570
Intangible assets, net	965	568
Other assets	353	261
Total assets	$28,278	$26,206
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED BALANCE SHEETS

	December 31,
Millions of dollars, except shares and par value data	2018	2017
LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY
Current liabilities:
Current maturities of long-term debt	$5	$2
Short-term debt	885	68
Accounts payable:
Trade	2,560	2,258
Related parties	527	637
Accrued liabilities	1,536	1,812
Total current liabilities	5,513	4,777
Long-term debt	8,497	8,549
Other liabilities	1,897	2,275
Deferred income taxes	1,975	1,655
Commitments and contingencies
Redeemable non-controlling interests	116	—
Stockholders’ equity:
Ordinary shares, €0.04 par value, 1,275 million shares authorized, 375,696,661 and 394,512,054 shares outstanding, respectively	22	31
Additional paid-in capital	7,041	10,206
Retained earnings	6,763	15,746
Accumulated other comprehensive loss	(1,363)	(1,285)
Treasury stock, at cost, 24,513,619 and 183,928,109 ordinary shares, respectively	(2,206)	(15,749)
Total Company share of stockholders’ equity	10,257	8,949
Non-controlling interests	23	1
Total equity	10,280	8,950
Total liabilities, redeemable non-controlling interests and equity	$28,278	$26,206
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
Millions of dollars	2018	2017	2016
Cash flows from operating activities:
Net income	$4,690	$4,877	$3,837
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,241	1,174	1,064
Amortization of debt-related costs	14	15	16
Charges related to repayment of debt	—	49	—
Share-based compensation	39	55	38
Inventory valuation adjustment	—	—	29
Equity investments—
Equity income	(289)	(321)	(367)
Distribution of earnings, net of tax	307	309	385
Deferred income taxes	260	(587)	357
Gain on sales of business and equity investments	(36)	(108)	(84)
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	433	(521)	(383)
Inventories	(141)	(237)	123
Accounts payable	(199)	165	383
Other, net	(848)	336	208
Net cash provided by operating activities	5,471	5,206	5,606
Cash flows from investing activities:
Expenditures for property, plant and equipment	(2,105)	(1,547)	(2,243)
Acquisition of A. Schulman, net of cash acquired	(1,776)	—	—
Payments for repurchase agreements	—	(512)	(674)
Proceeds from repurchase agreements	—	381	685
Purchases of available-for-sale debt securities	(50)	(653)	(688)
Proceeds from sales and maturities of available-for-sale debt securities	423	499	674
Purchases of held-to-maturity securities	—	—	(76)
Proceeds from maturities of held-to-maturity securities	—	75	—
Purchases of equity securities	(64)	—	—
Proceeds from sales and maturities of equity securities	97	—	—
Net proceeds from sales of business and equity investments	37	155	209
Proceeds from settlement of net investment hedges	1,108	609	1,295
Payments for settlement of net investment hedges	(1,078)	(658)	(1,356)
Other, net	(151)	(105)	(127)
Net cash used in investing activities	(3,559)	(1,756)	(2,301)
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
Millions of dollars	2018	2017	2016
Cash flows from financing activities:
Repurchases of Company ordinary shares	(1,854)	(866)	(2,938)
Dividends paid - common stock	(1,554)	(1,415)	(1,395)
Issuance of long-term debt	—	990	812
Repayment of long-term debt	(394)	(1,000)	—
Debt extinguishment costs	—	(65)	—
Payments of debt issuance costs	—	(8)	(5)
Net proceeds from (repayments of) commercial paper	810	(493)	177
Other, net	(16)	(2)	—
Net cash used in financing activities	(3,008)	(2,859)	(3,349)
Effect of exchange rate changes on cash	(31)	59	(9)
(Decrease) increase in cash and cash equivalents and restricted cash	(1,127)	650	(53)
Cash and cash equivalents and restricted cash at beginning of period	1,528	878	931
Cash and cash equivalents and restricted cash at end of period	$401	$1,528	$878
Supplemental Cash Flow Information:
Interest paid, net of capitalized interest	$333	$333	$313
Net income taxes paid	$1,209	$1,044	$741
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Company Share of Stockholders’ Equity	Non- Controlling Interests
Millions of dollars	Issued	Treasury
Balance, December 31, 2015	$31	$(12,086)	$10,202	$9,841	$(1,438)	$6,550	$24
Net income	—	—	—	3,836	—	3,836	1
Other comprehensive loss	—	—	—	—	(73)	(73)	—
Share-based compensation	—	55	(11)	—	—	44	—
Dividends- common stock ($3.33 per share)	—	—	—	(1,395)	—	(1,395)	—
Repurchases of Company ordinary shares	—	(2,914)	—	—	—	(2,914)	—
Balance, December 31, 2016	$31	$(14,945)	$10,191	$12,282	$(1,511)	$6,048	$25
Net income (loss)	—	—	—	4,879	—	4,879	(2)
Other comprehensive income	—	—	—	—	226	226	—
Share-based compensation	—	41	14	—	—	55	—
Dividends- common stock ($3.55 per share)	—	—	—	(1,415)	—	(1,415)	—
Repurchases of Company ordinary shares	—	(845)	—	—	—	(845)	—
Purchase of non-controlling interests	—	—	1	—	—	1	(22)
Balance, December 31, 2017	$31	$(15,749)	$10,206	$15,746	$(1,285)	$8,949	$1
Adoption of accounting standards	—	—	—	95	(70)	25	—
Net income	—	—	—	4,690	—	4,690	—
Other comprehensive loss	—	—	—	—	(8)	(8)	—
Share-based compensation	—	37	28	(2)	—	63	—
Dividends- common stock ($4.00 per share)	—	—	—	(1,554)	—	(1,554)	—
Dividends- A. Schulman Special Stock ($15.00 per share)	—	—	—	(2)	—	(2)	—
Repurchases of Company ordinary shares	—	(1,878)	—	—	—	(1,878)	—
Purchase of non-controlling interests	—	—	(28)	—	—	(28)	—
Cancellation of Treasury shares	(9)	15,384	(3,165)	(12,210)	—	—	—
Acquisition of A. Schulman	—	—	—	—	—	—	22
Balance, December 31, 2018	$22	$(2,206)	$7,041	$6,763	$(1,363)	$10,257	$23
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
The Consolidated Financial Statements have been prepared under the historical cost convention, as modified for the accounting of certain financial assets and financial liabilities (including derivative instruments) at fair value. Consolidated financial information, including subsidiaries and equity investments, has been prepared using uniform accounting policies for similar transactions and other events in similar circumstances.
Cash and Cash Equivalents
Our cash equivalents consist of highly liquid debt instruments such as certificates of deposit, commercial paper and money market accounts with major international banks and financial institutions. Cash equivalents include instruments with maturities of three months or less when acquired and exclude restricted cash.
Although, we have no current requirements for compensating balances in a specific amount at a specific point in time, we maintain compensating balances at our discretion for some of our banking services and products.
Short-Term Investments
Investments in debt securities are classified as available-for-sale and held-to-maturity. Investments classified as available-for-sale are carried at estimated fair value with unrealized gains and losses recorded as a component of Accumulated other comprehensive income (“AOCI”). Investments classified as held-to-maturity are carried at amortized cost. We periodically review our available-for-sale and held-to-maturity securities for other-than-temporary declines in fair value below the cost basis, and when events or changes in circumstances indicate the carrying value of an asset may not be recoverable, the investment is written down to fair value, establishing a new cost basis.
We account for investments in equity securities at fair value with changes in fair value recognized in the Consolidated Statements of Income.
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
Loans Receivable
We invest in tri-party repurchase agreements. Under these agreements, we make cash purchases of securities according to a pre-agreed profile from our counterparties. The counterparties have an obligation to repurchase, and we have an obligation to sell, the same or substantially the same securities at a pre-defined date for a price equal to the purchase price plus interest. These securities, which pursuant to our internal policies are held by a third-party custodian and must generally have a minimum collateral value of 102%, secure the counterparty’s obligation to repurchase the securities. These tri-party repurchase agreements are carried at amortized cost. Depending upon maturity, these agreements are treated as short-term loans receivable and are reflected in Prepaid expenses and other current assets or as long-term loans receivable reflected in Other investments and long-term receivables on our Consolidated Balance Sheets.
Inventories
Cost of our raw materials, work-in-progress and finished goods inventories is determined using the last-in, first-out (“LIFO”) method and is carried at the lower of cost or market value. Cost of our materials and supplies inventory is determined using the moving average cost method and is carried at the lower of cost and net realizable value.
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
Equity Investments
We account for equity method investments (“equity investments”) using the equity method of accounting if we have the ability to exercise significant influence over, but not control of, an investee. Significant influence generally exists if we have an ownership interest representing between 20% and 50% of the voting rights. Under the equity method of accounting, investments are stated initially at cost and are adjusted for subsequent additional investments and our proportionate share of profit or losses and distributions.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We record our share of the profits or losses of the equity investments, net of income taxes, in the Consolidated Statements of Income. When our share of losses in an equity investment equals or exceeds our interest in the equity investment, including any other unsecured receivables, we do not recognize further losses, unless we have incurred obligations or made payments on behalf of the equity investments.
We evaluate our equity investments for impairment when events or changes in circumstances indicate, in management’s judgment, that the carrying value of such investments may have experienced an other-than-temporary decline in value. When evidence of loss in value has occurred, management compares the estimated fair value of investment to the carrying value of investment to determine whether an impairment has occurred. If the estimated fair value is less than the carrying value and management considers the decline in value to be other-than temporary, the excess of the carrying value over the estimated fair value is recognized in the Consolidated Financial Statements as an impairment.
Business Combination
We recognize and measure the assets acquired and liabilities assumed in a business combination based on their estimated fair values at the acquisition date, with any remaining difference compared to the purchase consideration recorded as goodwill or gain from a bargain purchase. Subsequent to the acquisition, and no later than one year from the acquisition date, we may record adjustments to the estimated fair values of assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments of the estimated fair values are recorded to earnings. Acquisition-related costs are expensed as incurred.
Redeemable Non-controlling Interests
Our redeemable non-controlling interests relate to shares of cumulative perpetual special stock (“A. Schulman Special Stock”) issued by our consolidated subsidiary, A. Schulman, Inc. (“A. Schulman”). Holders of A. Schulman Special Stock are entitled to receive cumulative dividends at the rate of 6% per share on the liquidation preference of $1,000 per share. A. Schulman Special Stock may be redeemed at any time at the discretion of the holders and is reported in the Consolidated Balance Sheets outside of permanent equity.
The redeemable non-controlling interests were recorded at fair value at the date of acquisition and is subsequently carried at the greater of estimated redemption value at the end of each reporting period or the initial amount recorded at the date of acquisition adjusted for subsequent redemptions. Dividends on these shares are deducted from or added to the amount of Income (loss) attributable to the Company shareholders if and when declared by the Company.
Goodwill
Goodwill is not amortized, but is tested annually for impairment. We assess the recoverability of the carrying value of goodwill during the fourth quarter of each year or whenever events or changes in circumstances indicate that the carrying amount of the goodwill of a reporting unit may not be fully recoverable.
We first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Qualitative factors assessed for each of the reporting units include, but are not limited to, changes in long-term commodity prices, discount rates, competitive environments, planned capacity, cost factors such as raw material prices, and financial performance of the reporting units. If the qualitative assessment indicates that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, a quantitative test is required. If the carrying value of goodwill exceeds its fair value, an impairment charge equal to the excess would be recognized up to a maximum amount of goodwill allocated to that reporting unit.
In 2018 and 2017, management performed qualitative impairment assessments of our reporting units which indicated that the fair value of our reporting units was greater than their carrying value. Accordingly, a quantitative goodwill impairment test was not required and no goodwill impairment was recognized.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible Assets
Intangible Assets—Intangible assets consist of customer relationships, trade names and trademarks, know-how, emission allowances, various contracts, in-process research and development and software costs. These assets are amortized using the straight-line method over their estimated useful lives or over the term of the related agreement. We evaluate definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.
Research and Development—Research and development (“R&D”) costs are expensed when incurred. Subsidies for research and development are included in Other income (expense), net. Depreciation expense related to assets employed in R&D is included as a cost of R&D.
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
We recognize uncertain income tax positions in our financial statements when we believe it is more likely than not, based on the technical merits, that the position or a portion thereof will be sustained upon examination. For a position that is more likely than not to be sustained, the benefit recognized is measured at the largest cumulative amount that is greater than 50 percent likely of being realized.
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
Foreign Currency Translation and Remeasurement
Functional and Reporting Currency—Items included in the financial information of each of LyondellBasell N.V.’s entities are measured using the currency of the primary economic environment in which the entity operates (“the functional currency”) and then translated to the U.S. dollar (“the reporting currency”) through Other comprehensive income as follows:

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	Assets and liabilities for each balance sheet presented are translated at the closing rate at the date of that balance sheet;

•	Income and expenses for each income statement are translated at monthly average exchange rates; and

•	All resulting exchange differences are recognized as a separate component within Other comprehensive income (foreign currency translation).
Transactions and Balances—Foreign currency transactions are recorded in their respective functional currency using exchange rates prevailing at the dates of the transactions. Exchange gains and losses resulting from the settlement of such transactions and from remeasurement of monetary assets and liabilities denominated in foreign currencies at year-end exchange rates are recognized in the Consolidated Statements of Income.
Revenue Recognition
Substantially all our revenues are derived from contracts with customers. We account for contracts when both parties have approved the contract and are committed to perform, the rights of the parties and payment terms have been identified, the contract has commercial substance, and collectability is probable.
Revenue is recognized when obligations under the terms of a contract with our customer are satisfied. This generally occurs at the point in time when performance obligations are fulfilled and control transfers to the customer. In most instances, control transfers upon transfer of risk of loss and title to the customer, which usually occurs when we ship products to the customer from our manufacturing facility. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods. Customer incentives are generally based on volumes purchased and recognized over the period earned. Sales, value added, and other taxes that we collect concurrent with revenue-producing activities are excluded from the transaction price as they represent amounts collected on behalf of third parties. We apply the practical expedient to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that we otherwise would have recognized is one year or less. Shipping and handling costs are treated as a fulfillment cost and not a separate performance obligation.
Payments are typically required within a short period following the transfer of control of the product to the customer. We occasionally require customers to prepay purchases to ensure collectability. Such prepayments do not represent financing arrangements, since payment and fulfillment of the performance obligation occurs within a short time frame. We apply the practical expedient which permits us not to adjust the promised amount of consideration for the effects of a significant financing component when, at contract inception, we expect that payment will occur in one year or less.
Contract balances typically arise when a difference in timing between the transfer of control to the customer and receipt of consideration occurs. Our contract liabilities, which are reflected in our Consolidated Financial Statements as Accrued liabilities and Other liabilities, consist primarily of customer payments for products or services received before the transfer of control to the customer occurs.
Share-Based Compensation
The Company recognizes compensation expense in the financial statements for share-based compensation awards based upon the grant date fair value over the vesting period.
Contingent share awards are recognized ratably over the vesting period as a liability and re-measured, at fair value, at the balance sheet date, see Note 17 to the Consolidated Financial Statements.
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

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Financial Instruments and Hedging Activities
Pursuant to our risk management policies, we selectively enter into derivative transactions to manage market risk volatility associated with changes in commodity pricing, currency exchange rates and interest rates. Derivatives used for this purpose are generally designated as net investment hedges, cash flow hedges or fair value hedges. Derivative instruments are recorded at fair value on the balance sheet. Gains and losses related to changes in the fair value of derivative instruments not designated as hedges are recorded in earnings. For derivatives designated as net investment hedges and cash flow hedges, the gains and losses are recorded in Other comprehensive income (loss) and released to earnings in the period when the hedged item affects earnings in the same line item. For derivatives designated as net investment hedges, gains or losses are reflected in foreign currency translations adjustments in Other comprehensive income (loss). For derivatives that have been designated as fair value hedges, the gains and losses of the derivatives and hedged items are recorded in earnings.
Net Investment Hedges—We enter into foreign currency contracts and foreign currency denominated debt to reduce the volatility in stockholders’ equity resulting from changes in currency exchange rates of our foreign subsidiaries with respect to the U.S. dollar. Our foreign currency derivatives consist of cross-currency basis swap contracts and forward exchange contracts.
We use the spot method to assess hedge effectiveness. Changes to the value from changes in spot foreign exchange rates over the designation period and recorded within Other comprehensive income. For our basis swaps, the associated interest receipts and payments are recorded to Interest expense. For our foreign currency forward contracts, we amortize initial forward point values on a straight-line basis to Interest expense over the tenor of the hedge accounting designation. We monitor on a quarterly basis for any over-hedged positions requiring de-designation and re-designation of the hedge to remove such over-hedged condition.
Cash flows related to our foreign currency contracts are reported in Cash flows from investing activities and related interest payments are reported in Cash flows from operating activities in the Consolidated Statements of Cash Flows. Cash flows related to our foreign currency denominated debt designated as net investment hedges are reported in Cash flows from financing activities and related interest payments are reported in Cash flows from operating activities in the Consolidated Statements of Cash Flows.
Cash Flow Hedges—Our cash flow hedges include cross currency swaps, forward starting interest rate swaps and commodity futures and swaps.
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
We enter into forward-starting interest rate contracts to mitigate the risk of adverse changes in benchmark interest rates on future anticipated debt issuances.
We also execute commodity futures and swaps to manage the volatility of the commodity price related to anticipated purchases of raw materials and product sales. We enter into over-the-counter commodity swaps with one or more counterparties whereby we pay a predetermined fixed price and receive a price based on the average monthly rate of a specified index for the specified nominated volumes.
We use the critical terms and the quantitative long haul methods to assess hedge effectiveness and monitor, at least quarterly, any change in effectiveness.

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
We evaluate these hedging relationships for effectiveness utilizing the quantitative long haul approach at least quarterly and calculate the changes in the fair value of the derivatives and the underlying hedged items separately.
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
We use the following inputs and valuation techniques to estimate the fair value of our financial instruments disclosed in Note 15 to the Consolidated Financial Statements:
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

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Available-for-Sale and Equity Securities—The fair value of our available-for-sale securities is calculated using observable market data for similar securities and broker quotes from recognized purveyors of market data or the net asset value for limited partnership investments provided by the fund administrator. Our limited partnership investments include investments in, among other things, equities and equity related securities, debt securities, credit instruments, global interest rate products, currencies, commodities, futures, options, warrants and swaps. These investments, which include both long and short positions, may be redeemed at least monthly with advance notice ranging up to ninety days.
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
Due to the short maturity, the fair value of all non-derivative financial instruments included in Current assets and Current liabilities approximates the applicable carrying value. Current assets include Cash and cash equivalents, Restricted cash, held-to-maturity time deposits and Accounts receivable. Current liabilities include Accounts payable and Short-term debt excluding precious metal financings.
We use the following inputs and valuation techniques to estimate the fair value of our pension assets disclosed in Note 16 to the Consolidated Financial Statements:
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
Recently Adopted Guidance
Revenue Recognition—In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue Recognition. The FASB has also issued several amendments (ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20) clarifying different aspects of Topic 606. The new guidance requires entities to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration expected to be received in exchange for those goods and services. The guidance also enhances related disclosures and is effective for annual and interim periods beginning after December 15, 2017.
We adopted the new standard and all related amendments from January 1, 2018 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. We recognized an $18 million adjustment to the beginning retained earnings balance for the cumulative effect of initially applying the new standard. Comparative information has not been restated and is reported under the accounting standards in effect for those periods. The impact of the adoption of

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

this new standard was immaterial for the year end December 31, 2018, and we expect the impact to be immaterial to our Consolidated Financial Statements on an ongoing basis.
Financial Instruments—In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance requires equity securities to be measured at fair value with changes in fair value recognized in net income. We adopted this guidance prospectively from January 1, 2018 and recorded a cumulative effect adjustment of $15 million to beginning retained earnings.
In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments- Overall (Subtopic 825-10) as a part of its ongoing agenda to make improvements clarifying the ASC and provides technical corrections and improvements related to ASU 2016-01. The adoption of the new guidance from January 1, 2018 did not have a material impact on our Consolidated Financial Statements.
Income Taxes—In October 2016, the FASB issued ASU 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory. Under current accounting standards, the tax effects of intra entity asset transfers (intercompany sales) are deferred until the transferred asset is sold to a third party or otherwise recovered through use. This new guidance eliminates the exception for all intra-entity sales of assets other than inventory. A reporting entity is required to recognize tax expense from the sale of assets in the seller’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. Any deferred tax asset that arises in the buyer’s jurisdiction is also be recognized at the time of the transfer. We early adopted this guidance from January 1, 2018 using the modified-retrospective method and recorded a cumulative-effect adjustment of $9 million to beginning retained earnings.
Business Combinations—In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business. This guidance clarifies the definition of a business in evaluating whether a transaction should be accounted for as an acquisition (or disposal) of an asset or a business. The prospective adoption of this guidance from January 1, 2018 did not have a material impact on our Consolidated Financial Statements.
Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets—In February 2017, the FASB issued ASU 2017-05, Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. The guidance provides clarification about the term in substance nonfinancial asset, other aspects of the scope of Subtopic 610-20 Other Income, and how an entity should account for partial sales of nonfinancial assets once the amendments in ASU 2014-09 become effective. The retrospective adoption of this guidance from January 1, 2018 did not have a material impact on our Consolidated Financial Statements.
Compensation—Retirement Benefits—In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The guidance requires changes in presentation of current service cost and other components of net benefit cost. The retrospective adoption of this guidance from January 1, 2018 did not have a material impact on our Consolidated Financial Statements.
Derivatives and Hedging—In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities. This guidance makes more financial and nonfinancial hedging strategies eligible for hedge accounting, amends the presentation and disclosure requirements, and changes how companies assess effectiveness. The early adoption of this guidance from January 1, 2018 did not have a material impact on our Consolidated Financial Statements.
Accumulated Other Comprehensive Income—In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This guidance permits entities to reclassify tax effects stranded in accumulated other comprehensive income as a result of the U.S.-enacted “H.R.1,” also known as the “Tax Cuts and Jobs Act” (the “Tax Act”) to retained earnings. We early adopted this guidance from January 1, 2018 using the specific identification method and recorded a cumulative-effect adjustment of $52 million to beginning retained earnings.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounting Guidance Issued But Not Adopted as of December 31, 2018
Leases—In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The FASB has also issued subsequent amendments: ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842, ASU 2018-10, Codification Improvements to Topic 842, and ASU 2018-11, Leases, Targeted Improvements. The new guidance establishes a right-of-use (“ROU”) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the timing and classification of expense recognition.
The standard is effective from January 1, 2019 and requires a modified retrospective transition approach applying to all leases existing at the date of initial application. We adopted the new standard from January 1, 2019, using the effective date as our date of initial application. Comparative financial information will not be restated and the disclosures required under the new standard will not be presented for periods prior to January 1, 2019.
We have elected the practical expedients that permit us not to reassess our prior conclusions about lease identification, lease classification, initial direct costs and whether existing land easements that were not previously accounted for as leases under current accounting standards are or contain a lease under the new standard. We did not elect the hindsight practical expedient in determining the lease term of existing leases in assessing impairment of our ROU assets. We have implemented a lease accounting software solution and made the required updates to our systems and processes, including our internal control framework.
The adoption of the new standard resulted in recording of additional ROU assets and lease liabilities of approximately $1.5 billion each, as of January 1, 2019. The new standard will not have a material impact our Consolidated Statements of Income, Consolidated Statements of Comprehensive Income, Consolidated Statements of Cash Flows and Consolidated Statements of Stockholders’ Equity on an ongoing basis.
Financial Instruments—In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This amendment requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected, resulting in the use of a current expected credit loss (“CECL”) model when measuring an impairment of financial instruments. Credit losses related to available-for-sale securities should be recorded in the consolidated income statement through an allowance for credit losses. Estimated credit losses utilizing the CECL model are based on historical experience, current conditions and forecasts that affect the collectability. This ASU also modifies the impairment model for available-for-sale debt securities by eliminating the concept of “other than temporary” as well as providing a simplified accounting model for purchased financial assets with credit deterioration since their origination. The guidance will be effective for annual and interim periods beginning after December 15, 2019. We early adopted the standard from January 1, 2019 and its adoption did not have a material impact on our Consolidated Financial Statements.
Codification improvements—In July 2018, FASB issued ASU 2018-09, Codification Improvements. This guidance makes minor improvements in various subtopics. Many of the amendments within the ASU do not require transition and are effective upon issuance. However, some amendments are not effective until fiscal years beginning after December 15, 2018. We do not expect the adoption of the new guidance to have a material impact on our Consolidated Financial Statements.
Fair Value Measurement—In August 2018, FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Change to the Disclosure Requirements for Fair Value Measurement. This guidance eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project. It removes transfer disclosures between Level 1 and Level 2 of the fair value hierarchy, and adds disclosures for the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The guidance will be effective for public entities for annual and interim periods beginning after December 15, 2019. Early adoption is permitted. We are currently assessing the impact of the amendment on our Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Compensation—In August 2018, FASB issued ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans— General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans. This guidance changes disclosure requirements for employers that sponsor defined benefit pension and/or other postretirement benefit plans. It provides clarification on certain disclosure requirements within Topic 715, eliminates certain disclosures that are no longer considered cost beneficial and add disclosures considered more pertinent. The guidance will be effective for public entities for annual periods ending after December 15, 2020. Early adoption is permitted. We are currently assessing the impact of the amendment on our Consolidated Financial Statements.
Intangibles—In August 2018, FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This guidance requires a customer in a hosted, cloud computing arrangement that is a service contract to follow the internal-use software guidance to determine which implementation costs to capitalize as assets (e.g. prepayment) or expense as incurred. Capitalized costs are amortized over the term of the hosting arrangement when the recognized asset is ready for its intended use. The guidance will be effective for public entities for annual and interim periods beginning after December 15, 2019. Early adoption is permitted. We are currently assessing the impact of the amendment on our Consolidated Financial Statements.
3.    Business Combination and Dispositions
Business Combination
On August 21, 2018, through an indirect wholly owned subsidiary, we acquired all of the outstanding common stock of A. Schulman, a Delaware corporation for an aggregate purchase price of approximately $1,940 million, including a $1,240 million cash payment to the former common stock holders, $594 million for the repayment of A. Schulman debt and $106 million for the settlement of stock-based compensation plans and other purchase consideration. As of December 31, 2018, there has been no material changes in purchase consideration.
The acquisition of A. Schulman, a global supplier of high-performance plastic compounds, composites and powders, builds upon our already existing platform in this space, allowing us to create our Advanced Polymer Solutions business with broad geographic reach, leading technologies and a diverse product portfolio.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Preliminary Purchase Price Allocation—The following table summarizes the allocation of the purchase price based on the fair value of the assets acquired and liabilities, redeemable non-controlling interests and non-controlling interests assumed on the acquisition date, as adjusted for all measurement period adjustments.

Millions of dollars
Cash and cash equivalents	$71
Restricted cash	10
Accounts receivable	407
Prepaid expenses and other current assets	100
Inventories	300
Property, plant and equipment	448
Equity investments	16
Goodwill	1,271
Intangible assets	505
Other assets	58
Total assets	$3,186

Current maturities of long-term debt	$397
Accounts payable	317
Accrued liabilities	109
Other liabilities	164
Deferred income taxes	112
Total liabilities	1,099
Redeemable non-controlling interests	125
Non-controlling interests	22
Total liabilities, redeemable non-controlling interests and non-controlling interests	$1,246

Total net assets acquired	$1,940
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
The primary areas of the preliminary purchase price allocation that have not been finalized relate to the fair value of property, plant and equipment, intangible assets, contingencies and the related impacts on deferred income taxes and cumulative translation adjustments.
During the fourth quarter of 2018, we made certain measurement period adjustments resulting in a $12 million increase of goodwill. This was primarily due to changes in intangible assets, property, plant and equipment and deferred taxes.
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

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
The gross contractual amount of the receivables presented in the table above is $415 million.
Property, Plant and Equipment—The fair value of the components of property, plant and equipment acquired are represented in the table below:

Millions of dollars
Land	$56
Major manufacturing equipment	211
Buildings	141
Light equipment and instrumentation	13
Office furniture	9
Information system equipment	2
Construction in progress	16
Total	$448
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
Goodwill—Goodwill represents the excess of consideration over the net fair value of the acquired assets and liabilities, redeemable non-controlling interest and non-controlling interest assumed. The acquisition resulted in $1,271 million of goodwill, most of which will not be deductible for tax purposes. The goodwill recognized in this transaction largely consists of the acquired workforce and expected synergies resulting from the acquisition. Cost synergies will be achieved through a combination of workforce consolidations, savings from procurement synergies, optimizing warehouse and logistic footprints, implementing systems and processes best practices and leveraging existing research and development knowledge management systems. All of the goodwill was assigned to our APS segment. As a result of the reorganization of our operating segments, an additional $41 million of goodwill attributed to the polypropylene compounds, Catalloy and polybutene-1 businesses previously reported in our O&P–EAI segment was assigned to our APS segment at the acquisition date.
Intangible Assets—The fair value, weighted average useful life and useful life of each class of intangible asset acquired are presented in the following table:

Millions of dollars	Fair Value	Weighted Average Life (Years)	Useful Life (Years)
Customer relationships	$300	15	15
Trade name and trademarks	104	5	5
Know-how	84	8	5-8
Various contracts	17	1	1-2
Total	$505

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Redeemable Non-controlling Interests—Our redeemable non-controlling interests relate to 124,347 shares of cumulative perpetual special stock issued by our consolidated subsidiary, A. Schulman, Inc. acquired in the acquisition. Holders of A. Schulman Special Stock are entitled to receive cumulative dividends at the rate of 6% per share on the liquidation preference of $1,000 per share. These shares may be redeemed at any time at the discretion of the holders. In 2018, 8,973 shares of A. Schulman Special Stock were redeemed for approximately $9 million. As of December 31, 2018, 115,374 shares of A. Schulman Special Stock were outstanding.
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
Acquisition Costs—We incurred approximately $30 million of acquisition-related transaction costs in connection with the acquisition of A. Schulman during the year ended December 31, 2018. These costs comprising banker, legal and consulting fees were classified in our Consolidated Statements of Income for the year ended December 31, 2018, as selling, general and administrative expenses.
Pro forma Information—Our Consolidated Financial Statements include the operating results of A. Schulman from August 21, 2018 to December 31, 2018, including revenues of $846 million and loss from continuing operations before income taxes of $6 million. Pro forma results of operations for this acquisition have not been presented because the effects of the acquisition were not material to our pre-acquisition financial results.
Dispositions
In October 2018, we received net cash proceeds of $37 million, upon the sale of our carbon black subsidiary in France. The net cash proceeds are reflected in Cash flows from investing activities in the Consolidated Statements of Cash Flows. In connection with the sale, we recognized a pre-tax gain of $36 million, which is reflected in Other Income, net in the Consolidated Income Statements.
Upon the sale of our wholly owned subsidiary, Petroken Petroquimica Ensenada S.A. in February 2016, we received net proceeds of $137 million, which is reflected in Cash flows from investing activities in the Consolidated Statement of Cash Flows. In connection with the sale, we recognized a pre-tax gain of $78 million, which is reflected in Other Income, net in the Consolidated Income Statements.
4. Revenues
We adopted ASC 606, Revenue from Contracts with Customers on January 1, 2018. For further information related to the adoption of the new standard, see Note 2 to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Contract Balances—Our contract liabilities were $138 million as of December 31, 2018. Revenue recognized in the reporting period included in the contract liability balance at the beginning of the period was immaterial.
Disaggregation of Revenues—We participate globally across the petrochemical value chain and are an industry leader in many of our product lines. Our chemical businesses consist primarily of large processing plants that convert large volumes of liquid and gaseous hydrocarbon feedstocks into plastic resins and other chemicals. Our chemical products tend to be basic building blocks for other chemicals and plastics, while our plastic products are typically used in large volume applications as well as smaller specialty applications. Our refining business consists of our Houston refinery, which processes crude oil into refined products such as gasoline, diesel and jet fuel.
Revenues disaggregated by key products are summarized below:

	Year Ended December 31,
Millions of dollars	2018	2017	2016
Sales and other operating revenues:
Olefins & co-products	$3,679	$4,304	$3,215
Polyethylene	7,439	7,368	6,903
Polypropylene	5,703	5,005	4,414
PO & derivatives	2,530	2,204	1,852
Oxyfuels and related products	3,399	3,022	2,676
Intermediate chemicals	3,416	3,051	2,483
Compounding and solutions	3,091	2,139	1,910
Advanced polymers	930	783	692
Refined products	8,221	6,165	4,559
Other	596	443	479
Total	$39,004	$34,484	$29,183
Compounding and solutions revenues include the product portfolio from the A. Schulman acquisition and legacy polypropylene compounds. Polybutene-1 and Catalloy revenues are now reflected in our new advanced polymers revenue stream. To reflect this change, polypropylene compounds and Catalloy have been recast from the polypropylene product line to the compounding and solutions and advanced polymers respectively for the periods presented. Additionally, polybutene-1 has been moved from other revenues to advanced polymers.
The following table presents our revenues disaggregated by geography, based upon the location of the customer:

	Year Ended December 31,
Millions of dollars	2018	2017	2016
Sales and other operating revenues:
United States	$18,671	$16,618	$13,962
Germany	2,949	2,746	2,474
Mexico	2,308	1,504	1,026
Italy	1,582	1,352	1,203
France	1,460	1,306	1,055
Japan	1,257	1,185	934
China	1,137	1,024	939
The Netherlands	1,050	1,069	727
Other	8,590	7,680	6,863
Total	$39,004	$34,484	$29,183

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
5. Related Party Transactions
We have related party transactions with our joint venture partners, which are classified as equity investees (see Notes 9 and 10 to the Consolidated Financial Statements). These related party transactions include the sales and purchases of goods in the normal course of business as well as certain financing arrangements. In addition, under contractual arrangements with certain of our equity investees, we receive certain services, utilities and materials at some of our manufacturing sites and we provide certain services to our equity investees.
We have guaranteed $34 million of the indebtedness of two of our joint ventures as of December 31, 2018.
Related party transactions are summarized as follows:

	Year Ended December 31,
Millions of dollars	2018	2017	2016
The Company billed related parties for:
Sales of products—
Joint venture partners	$878	$779	$729
Shared service agreements—
Joint venture partners	9	16	18
Related parties billed the Company for:
Sales of products—
Joint venture partners	$2,999	$2,759	$2,402
Shared service agreements—
Joint venture partners	70	75	71
6. Accounts Receivable
We sell our products primarily to other industrial concerns in the petrochemicals and refining industries. We perform ongoing credit evaluations of our customers’ financial conditions and, in certain circumstances, require letters of credit or corporate guarantees from them. Our allowance for doubtful accounts receivable, which is reflected in the Consolidated Balance Sheets as a reduction of accounts receivable, was $16 million and $17 million at December 31, 2018 and 2017, respectively. We recorded provisions for doubtful accounts receivable, which are reflected in the Consolidated Statements of Income, of less than $1 million in 2018, 2017 and 2016.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Inventories
Inventories consisted of the following components at December 31:

Millions of dollars	2018	2017
Finished goods	$3,066	$2,932
Work-in-process	138	142
Raw materials and supplies	1,311	1,143
Total inventories	$4,515	$4,217
At December 31, 2018 and 2017, approximately 85% and 86%, respectively, of our inventories were valued using the last in, first out (“LIFO”) method and the remaining inventories, consisting primarily of materials and supplies, were valued at the moving average cost method. At December 31, 2018 and 2017, our LIFO cost exceeded current replacement cost under the first-in first-out method. The excess of our inventories at estimated net realizable value over LIFO cost after lower of cost or market charges was approximately $798 million and $1,194 million at December 31, 2018 and 2017, respectively.
8. Property, Plant and Equipment, Goodwill and Intangible Assets
Property, Plant and Equipment—The components of property, plant and equipment, at cost, and the related accumulated depreciation are as follows at December 31:

Millions of dollars	Estimated Useful Lives (in Years)	2018	2017
Land		$364	$313
Major manufacturing equipment	25	10,684	10,029
Buildings	30	924	826
Light equipment and instrumentation	5 - 20	2,639	2,141
Office furniture	15	25	16
Major turnarounds	4 - 7	1,750	1,765
Information system equipment	3 - 5	60	59
Construction in progress		2,255	1,421
Total property, plant and equipment		18,701	16,570
Less accumulated depreciation		(6,224)	(5,573)
Property, plant and equipment, net		$12,477	$10,997
Capitalized Interest—We capitalize interest costs incurred on funds used to construct property, plant and equipment. In 2018, 2017 and 2016, we capitalized interest of $45 million, $20 million and $33 million, respectively.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible Assets—The components of identifiable intangible assets, at cost, and the related accumulated amortization are as follows at December 31:

	2018			2017
Millions of dollars	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Emission allowances	$807	$(531)	$276	$786	$(468)	$318
Various contracts	508	(329)	179	552	(356)	196
Customer relationships	300	(8)	292	—	—	—
In-process research and development costs	111	(75)	36	117	(70)	47
Trade name and trademarks	104	(7)	97	—	—	—
Know-how	84	(4)	80	—	—	—
Software costs	64	(59)	5	73	(66)	7
Total intangible assets	$1,978	$(1,013)	$965	$1,528	$(960)	$568
Amortization of these identifiable intangible assets for the next five years is expected to be $163 million in 2019, $141 million in 2020, $87 million in 2021, $82 million in 2022 and $70 million in 2023.
Depreciation and Amortization Expense—Depreciation and amortization expense is summarized as follows:

	Year Ended December 31,
Millions of dollars	2018	2017	2016
Property, plant and equipment	$1,075	$1,023	$920
Investment in PO joint ventures	41	41	40
Emission allowances	63	67	62
Various contracts	31	27	27
Customer relationships	8	—	—
In-process research and development costs	7	9	8
Trade name and trademarks	7	—	—
Know-how	4	—	—
Software costs	5	7	7
Total depreciation and amortization	$1,241	$1,174	$1,064
Asset Retirement Obligations—In certain cases, we are contractually obligated to decommission our plants upon site exit. In such cases, we have accrued the net present value of the estimated costs. The majority of our asset retirement obligations are related to facilities in Europe. The changes in our asset retirement obligations are as follows:

	Year Ended December 31,
Millions of dollars	2018	2017
Beginning balance	$58	$77
Payments	(2)	(3)
Changes in estimates	2	(26)
Accretion expense	2	2
Effects of exchange rate changes	(2)	8
Ending balance	$58	$58

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Goodwill—The changes in the carrying amount of goodwill in each of the Company’s reportable segments for the years ended December 31, 2018 and 2017 were as follows:

Millions of dollars	O&P – Americas	O&P – EAI	I&D	APS	Technology	Total
December 31, 2016	$162	$98	$219	$41	$8	$528
Foreign currency translation adjustments	—	23	18	—	1	42
December 31, 2017	$162	$121	$237	$41	$9	$570
Acquisition of A. Schulman	—	—	—	1,259	—	1,259
Measurement period adjustments	—	—	—	12	—	12
Foreign currency translation adjustments	—	(7)	(8)	(12)	—	(27)
December 31, 2018	$162	$114	$229	$1,300	$9	$1,814
For additional information related to goodwill, see Note 3 to the Consolidated Financial Statements.
9. Investment in PO Joint Ventures
We, together with Covestro PO LLC, a subsidiary of Covestro AG (collectively “Covestro”), share ownership in a U.S. propylene oxide (“PO”) manufacturing joint venture (the “U.S. PO joint venture”). The U.S. PO joint venture owns a PO/styrene monomer (“SM” or “styrene”) and a PO tertiary butyl alcohol (“TBA”) manufacturing facility. Covestro’s ownership interest represents an undivided interest in certain U.S. PO joint venture assets with correlative PO capacity reservation that resulted in ownership of annual in-kind cost-based PO production of approximately 1.5 billion pounds in 2018 and 2017. We take in-kind the remaining cost-based PO and co-product production.
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

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

capital expenditures. Such contributions are reported in the investing cash flow section of the Consolidated Statements of Cash Flows.
Our product offtake of PO and its co-products was 5,783 million pounds in 2018, 6,189 million pounds in 2017 and 6,024 million pounds in 2016.
Changes in our investments in the U.S. and European PO joint ventures for 2018 and 2017 are summarized below:

Millions of dollars	U.S. PO Joint Venture	European PO Joint Venture	Total PO Joint Ventures
Investments in PO joint ventures—January 1, 2018	$310	$110	$420
Cash contributions	85	10	95
Depreciation and amortization	(32)	(9)	(41)
Effect of exchange rate changes	—	(5)	(5)
Investments in PO joint ventures—December 31, 2018	$363	$106	$469

Investments in PO joint ventures—January 1, 2017	$316	$99	$415
Cash contributions	26	6	32
Depreciation and amortization	(32)	(9)	(41)
Effect of exchange rate changes	—	14	14
Investments in PO joint ventures—December 31, 2017	$310	$110	$420

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Equity Investments
Our PO joint ventures, which are also accounted for using the equity method of accounting, are discussed in Note 9 to the accompanying Consolidated Financial Statements and are, therefore, not included in the following discussion.
Our remaining principal direct and indirect equity investments are as follows at December 31:

Percent of Ownership	2018	2017
Basell Orlen Polyolefins Sp. Z.o.o.	50.00%	50.00%
PolyPacific Pty. Ltd.	50.00%	50.00%
Saudi Polyolefins Company	25.00%	25.00%
Saudi Ethylene & Polyethylene Company Ltd.	25.00%	25.00%
Al-Waha Petrochemicals Ltd.	25.00%	25.00%
Polymirae Co. Ltd.	50.00%	50.00%
HMC Polymers Company Ltd.	28.56%	28.56%
Indelpro S.A. de C.V.	49.00%	49.00%
Ningbo ZRCC Lyondell Chemical Co. Ltd.	26.65%	26.65%
Ningbo ZRCC Lyondell Chemical Marketing Co.	50.00%	50.00%
NOC Asia Ltd.	40.00%	40.00%
The changes in our equity investments are as follows:

	Year Ended December 31,
Millions of dollars	2018	2017
Beginning balance	$1,635	$1,575
Income from equity investments	289	321
Distribution of earnings, net of tax	(307)	(309)
Business combination	16	—
Sale of equity investments	—	(35)
Unrealized gain on available-for-sale securities	—	19
Currency exchange effects	(28)	68
Other	6	(4)
Ending balance	$1,611	$1,635
In September 2017, we sold our 27% interest in our Geosel joint venture and received proceeds of $155 million.
Summarized balance sheet information of the Company’s investments accounted for under the equity method are as follows at December 31:

	Year Ended December 31,
Millions of dollars	2018	2017
Current assets	$2,824	$2,844
Noncurrent assets	4,625	4,541
Total assets	7,449	7,385
Current liabilities	1,485	1,607
Noncurrent liabilities	1,592	1,418
Net assets	$4,372	$4,360

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized income statement information of the Company’s investments accounted for under the equity method are set forth below:

	Year Ended December 31,
Millions of dollars	2018	2017	2016
Revenues	$7,449	$6,632	$6,608
Cost of sales	(5,899)	(5,119)	(4,933)
Gross profit	1,550	1,513	1,675
Net operating expenses	(310)	(223)	(229)
Operating income	1,240	1,290	1,446
Interest income	6	7	8
Interest expense	(70)	(74)	(79)
Foreign currency translation	1	11	(13)
Other income, net	25	11	23
Income before income taxes	1,202	1,245	1,385
Provision for income taxes	(260)	(153)	(303)
Net income	$942	$1,092	$1,082
The difference between our carrying value and the underlying equity in the net assets of our equity investments are assigned to the investment’s assets and liabilities based on an analysis of the factors giving rise to the basis difference. The amortization of the basis difference is included in Income from equity investments in the Consolidated Statements of Income.
11. Prepaid Expenses, Other Current Assets and Other Assets
The components of Prepaid expenses and Other current assets were as follows at December 31:

Millions of dollars	2018	2017
Loans receivable	$544	$570
Renewable identification numbers	65	117
Advances to suppliers	57	35
Income tax receivable	169	29
VAT receivables	218	184
Prepaid insurance	25	25
Financial derivatives	80	66
Other	97	121
Total prepaid expenses and other current assets	$1,255	$1,147
The renewable identification numbers reflected above represent a U.S. government established credit used to show compliance in meeting the Environmental Protection Agency’s Renewable Fuel Standard.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of Other assets were as follows at December 31:

Millions of dollars	2018	2017
Deferred tax assets	$31	$90
Debt issuance costs	12	15
Company-owned life insurance	62	56
Derivative contracts	118	26
Pension assets	39	33
Other	91	41
Total other assets	$353	$261
12. Accrued Liabilities
Accrued liabilities consisted of the following components at December 31:

Millions of dollars	2018	2017
Payroll and benefits	$534	$442
Renewable identification numbers	72	130
Product sales rebates	163	166
Taxes other than income taxes	186	199
Income taxes	16	386
Interest	154	151
Deferred revenues	128	61
Other	283	277
Total accrued liabilities	$1,536	$1,812

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Debt
Long-term loans, notes and other long-term debt net of unamortized discount and debt issuance cost consisted of the following as of December 31:

Millions of dollars	2018	2017
Senior Notes due 2019, $1,000 million, 5.0% ($1 million of debt issuance cost)	$988	$961
Senior Notes due 2021, $1,000 million, 6.0% ($5 million of debt issuance cost)	975	981
Senior Notes due 2024, $1,000 million, 5.75% ($7 million of debt issuance cost)	993	992
Senior Notes due 2055, $1,000 million, 4.625% ($16 million of discount; $11 million of debt issuance cost)	973	973
Guaranteed Notes due 2022, €750 million, 1.875% ($2 million of discount; $2 million of debt issuance cost)	855	894
Guaranteed Notes due 2023, $750 million, 4.0% ($5 million of discount; $3 million of debt issuance cost)	742	740
Guaranteed Notes due 2027, $1,000 million, 3.5% ($8 million of discount; $7 million of debt issuance cost)	964	984
Guaranteed Notes due 2027, $300 million, 8.1%	300	300
Guaranteed Notes due 2043, $750 million, 5.25% ($21 million of discount; $7 million of debt issuance cost)	722	722
Guaranteed Notes due 2044, $1,000 million, 4.875% ($11 million of discount; $9 million of debt issuance cost)	980	979
Other	10	25
Total	8,502	8,551
Less current maturities	(5)	(2)
Long-term debt	$8,497	$8,549
Fair value hedging adjustments associated with the fair value hedge accounting of our fixed-for-floating interest rate swaps for the applicable periods are as follows:

Millions of dollars	Inception Year	Gains (Losses)		Cumulative Fair Value Hedging Adjustments Included in Carrying Amount of Debt

		Year Ended December 31,		Year Ended December 31,
		2018	2017	2018	2017
Senior Notes due 2019, 5.0%	2014	$(25)	$(48)	$11	$36
Senior Notes due 2021, 6.0%	2016	8	9	20	12
Guaranteed Notes due 2027, 3.5%	2017	22	(1)	21	(1)
Guaranteed Notes due 2022, 1.875%	2018	(1)	—	(1)	—
Total		$4	$(40)	$51	$47
The cumulative fair value hedging adjustments remaining at December 31, 2018 and 2017 associated with our Senior Notes due 2019 included $7 million and $31 million, respectively, for hedges that have been discontinued. The $48 million loss in the year ended December 31, 2017 included a $44 million charge for the write-off of the cumulative fair value hedging adjustment related to our 5% Senior Notes due 2019 described below. These fair value adjustments are recognized in Interest expense in the Consolidated Statements of Income.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Short-term loans, notes and other short-term debt consisted of the following as of December 31:

Millions of dollars	2018	2017
$2,500 million Senior Revolving Credit Facility	$—	$—
$900 million U.S. Receivables Facility	—	—
Commercial paper	809	—
Precious metal financings	71	64
Other	5	4
Total short-term debt	$885	$68
After giving consideration to the refinancing in February 2019 of our 5% Senior Notes due 2019 with our new Senior Credit Agreement discussed below, the aggregate maturities of debt during the next five years are $891 million in 2019, $1,001 million in 2020, $1,001 million in 2021, $859 million in 2022, $751 million in 2023 and $5,051 million thereafter.
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
Senior Notes due 2019, 2021 and 2024—In February 2019, proceeds from the new Senior Credit Agreement discussed below were used to redeem the remaining $1,000 million outstanding of our 5% Senior Notes due 2019 at par. In conjunction with the redemption of these notes, we recognized non-cash charges of less than $1 million of unamortized debt issuance costs and $8 million for the write-off of the cumulative fair value hedge accounting adjustment related to the redeemed notes.
In March 2017, we redeemed $1,000 million aggregate principal amount of our outstanding 5% senior notes due 2019, and paid $65 million in make-whole premiums. In conjunction with the redemption of these notes, we recognized non-cash charges of $4 million for the write-off of unamortized debt issuance costs and $44 million for the write-off of the cumulative fair value hedge accounting adjustment related to the redeemed notes.
We have outstanding $1,000 million aggregate principal amount of 5.75% senior notes due 2024, and $1,000 million of 6% senior notes due 2021.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Short-Term Debt
Senior Credit Agreement—In February 2019, LYB Americas Finance Company LLC (“LYB Americas Finance”), a wholly owned subsidiary of LyondellBasell Industries N.V., entered into a 364-day, $2,000 million senior unsecured term loan credit agreement and borrowed the entire amount. The proceeds of this term loan, which is fully and unconditionally guaranteed by LyondellBasell Industries N.V. are intended for general corporate purposes, including the repayment of debt.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Borrowings under the credit agreement will bear interest at either a LIBOR rate or a base rate, as defined, plus in each case, an applicable margin determined by reference to LyondellBasell Industries N.V.’s current credit ratings.
The credit agreement contains customary covenants and warranties, including specified restrictions on indebtedness, including secured and subsidiary indebtedness, and merger and sales of assets. In addition, we are required to maintain a leverage ratio at the end of every fiscal quarter of 3.50 to 1.00 or less.
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
The facility contains customary covenants and warranties, including specified restrictions on indebtedness and liens. In addition, we are required to maintain a leverage ratio at the end of every fiscal quarter of 3.50 to 1.00 or less for the period covering the most recent four quarters. We are in compliance with these covenants as of December 31, 2018.
At December 31, 2018, we had $809 million of outstanding commercial paper, no outstanding letters of credit and no outstanding borrowings under the facility.
Commercial Paper Program—We have a commercial paper program under which we may issue up to $2,500 million of privately placed, unsecured, short-term promissory notes (“commercial paper”). The program is backed by our $2,500 million Senior Revolving Credit Facility. Proceeds from the issuance of commercial paper may be used for general corporate purposes, including dividends and share repurchases. Interest rates on the commercial paper outstanding at December 31, 2018 are based on the terms of the notes and range from 2.65% to 3.12%.
U.S. Receivables Facility—In July 2018, we amended our $900 million U.S. accounts receivable facility to, among other things, extend the term of the facility to July 2021. The facility has a purchase limit of $900 million in addition to a $300 million uncommitted accordion feature. This facility provides liquidity through the sale or contribution of trade receivables by certain of our U.S. subsidiaries to a wholly owned, bankruptcy-remote subsidiary on an ongoing basis and without recourse. The bankruptcy-remote subsidiary may then, at its option and subject to a borrowing base of eligible receivables, sell undivided interests in the pool of trade receivables to financial institutions participating in the facility. In the event of liquidation, the bankruptcy-remote subsidiary’s assets will be used to satisfy the claims of its creditors prior to any assets or value in the bankruptcy-remote subsidiary becoming available to us. We are responsible for servicing the receivables. This facility also provides for the issuance of letters of credit up to $200 million. The term of the facility may be extended in accordance with the provisions of the agreement. The facility is also subject to customary warranties and covenants, including limits and reserves and the maintenance of specified financial ratios. We are required to maintain a leverage ratio at the end of every fiscal quarter of 3.50 to 1.00 or less for the period covering the most recent four quarters. Performance obligations under the facility are guaranteed by our parent company. Additional fees are incurred for the average daily unused commitments.
At December 31, 2018, there were no borrowings or letters of credit outstanding under the facility.
Precious Metal Financings—We enter into lease agreements for precious metals which are used in our production processes. All precious metal borrowings are classified as Short-term debt.
Weighted Average Interest Rate—At December 31, 2018 and 2017, our weighted average interest rates on outstanding short-term debt were 3.1% and 1.8%, respectively.
Debt Discount and Issuance Costs—Amortization of debt discount and debt issuance costs resulted in amortization expense of $14 million, $15 million and $16 million for the years ended December 31, 2018, 2017 and 2016, respectively, which is included in Interest expense in the Consolidated Statements of Income.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Information—LYB International Finance III, LLC is a direct, 100% owned finance subsidiary of LyondellBasell N.V., as defined in Rule 3-10(b) of Regulation S-X. Any debt securities issued by LYB International Finance III, LLC will be fully and unconditionally guaranteed by LyondellBasell N.V.
14. Lease Commitments
We lease office facilities, railcars, vehicles, and other equipment under operating leases. Some leases contain renewal provisions, purchase options and escalation clauses.
The aggregate future estimated payments under these commitments are:

Millions of dollars
2019	$365
2020	288
2021	256
2022	236
2023	204
Thereafter	1,126
Total minimum lease payments	$2,475
Rental expense for the years ended December 31, 2018, 2017 and 2016 was $496 million, $440 million and $426 million, respectively.
15. Financial Instruments and Fair Value Measurements
Market Risks—We are exposed to market risks, such as changes in commodity pricing, currency exchange rates and interest rates. To manage the volatility related to these exposures, we selectively enter into derivative contracts pursuant to our risk management policies.
Commodity Prices—We are exposed to commodity price volatility related to purchases of various feedstocks and sales of our products. We selectively use over-the-counter commodity swaps, options and exchange traded futures contracts with various terms to manage the volatility related to these risks. In addition, we are exposed to volatility on the prices of precious metals to the extent that we have obligations, classified as embedded derivatives, tied to the price of precious metals associated with secured borrowings.
Foreign Currency Rates—We have significant worldwide operations. The functional currencies of our consolidated subsidiaries through which we operate are primarily the U.S. dollar and the euro. We enter into transactions denominated in currencies other than our designated functional currencies. As a result, we are exposed to foreign currency risk on receivables and payables. We maintain risk management control policies intended to monitor foreign currency risk attributable to our outstanding foreign currency balances. These control policies involve the centralization of foreign currency exposure management, the offsetting of exposures and the estimating of expected impacts of changes in foreign currency rates on our Comprehensive income. We enter into foreign currency forward and swap contracts to reduce the effects of our net currency exchange exposures.
For foreign currency forward and swap contracts that economically hedge recognized foreign currency monetary assets and liabilities, hedge accounting is not applied. Changes in the fair value of such forward and swap contracts, which are reported in the Consolidated Statements of Income, are offset in part by the currency remeasurement results recognized within earnings on the assets and liabilities.
Foreign Currency Gain (Loss)—Other income, net, in the Consolidated Statements of Income reflected foreign currency gains of $24 million in 2018, and foreign currency losses of $1 million in 2017, and $4 million in 2016.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Instruments Measured at Fair Value on a Recurring Basis—The following table summarizes financial instruments outstanding as of December 31, 2018 and 2017 that are measured at fair value on a recurring basis:

	December 31, 2018		December 31, 2017
	Notional Amount	Fair Value	Notional Amount	Fair Value	Balance Sheet Classification
Millions of dollars
Assets—
Derivatives designated as hedges:
Commodities	$472	$12	$—	$—	Prepaid expenses and other current assets
Foreign currency	—	27	—	26	Prepaid expenses and other current assets
Foreign currency	2,000	117	2,000	25	Other assets
Interest rates	600	33	—	20	Prepaid expenses and other current assets
Interest rates	143	1	650	1	Other assets
Derivatives not designated as hedges:
Commodities	35	5	77	20	Prepaid expenses and other current assets
Foreign currency	599	3	19	—	Prepaid expenses and other current assets
Non-derivatives:
Available-for-sale debt securities	567	567	960	960	Short-term investments
Equity securities	322	325	350	347	Short-term investments
Total	$4,738	$1,090	$4,056	$1,399
Liabilities—
Derivatives designated as hedges:
Commodities	$4	$—	$97	$8	Accrued liabilities
Commodities	—	—	5	—	Other liabilities
Foreign currency	—	17	139	29	Accrued liabilities
Foreign currency	950	75	950	140	Other liabilities
Interest rates	1,400	16	—	5	Accrued liabilities
Interest rates	2,500	45	3,350	58	Other liabilities
Derivatives not designated as hedges:
Commodities	63	14	108	29	Accrued liabilities
Foreign currency	1,165	7	995	11	Accrued liabilities
Non-derivatives:
Performance share awards	29	29	23	23	Accrued liabilities
Performance share awards	—	—	27	27	Other liabilities
Total	$6,111	$203	$5,694	$330
Commodity derivatives designated as hedges are classified as Level 1. As of December 31, 2018, these commodity derivatives had notional and fair value of $472 million and $12 million, respectively. Fair value includes the net of a $60 million derivative asset and a $48 million derivative liability. Our limited partnership investments equity securities discussed below are measured at fair value using the net asset value per share (or its equivalent) practical expedient and have not been classified in the fair value hierarchy. All other derivatives and available-for-sale securities in the tables above are classified as Level 2.
At December 31, 2018, our outstanding foreign currency and commodity contracts not designated as hedges mature from January 2019 to August 2019 and from January 2019 to February 2019, respectively.
Financial Instruments Not Measured at Fair Value on a Recurring Basis—The following table presents the carrying value and estimated fair value of our financial instruments that are not measured at fair value on a recurring basis as of December 31, 2018 and 2017. Short-term loans receivable, which represent our repurchase agreements, and short-term and long-term debt are

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recorded at amortized cost in the Consolidated Balance Sheets. The carrying and fair values of short-term and long-term debt exclude capital leases and commercial paper.

	December 31, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Millions of dollars
Non-derivatives:
Assets:
Short-term loans receivable	$544	$544	$570	$570
Liabilities:
Short-term debt	$70	$77	$64	$75
Long-term debt	8,492	8,476	8,526	9,442
Total	$8,562	$8,553	$8,590	$9,517
All financial instruments in the table above are classified as Level 2. There were no transfers between Level 1 and Level 2 for any of our financial instruments during the years ended December 31, 2018 and 2017.
Net Investment Hedges—In 2018 we entered into €800 million of foreign currency contracts that were designated as net investment hedges.
In 2018 foreign currency contracts with an aggregate notional value of €925 million expired. Upon settlement of these foreign currency contracts in 2018, we paid €925 million ($1,078 million at the expiry spot rate) to our counterparties and received $1,108 million from our counterparties.
In 2017, we entered into €617 million of foreign currency contracts that were designated as net investment hedges. In 2017, foreign currency contracts with an aggregate notional value of €550 million expired. Upon settlement of these foreign currency contracts in 2017, we paid €550 million ($658 million at the expiry spot rate) to our counterparties and received $609 million from our counterparties.
In 2016, we also issued euro denominated notes payable due 2022 with notional amounts totaling €750 million that were designated as a net investment hedge. In May 2018, we dedesignated and redesignated a €125 million tranche of these notes as a net investment hedge.
At December 31, 2018 and December 31, 2017, we had outstanding foreign currency contracts with an aggregate notional value of €617 million ($650 million) and €742 million ($789 million), respectively, designated as net investment hedges. In addition, at December 31, 2018 and December 31, 2017, we had outstanding foreign-currency denominated debt, with notional amounts totaling €750 million ($858 million) and €750 million ($899 million), respectively, designated as a net investment hedge.
There was no ineffectiveness recorded for any of these net investment hedging relationships during the years ended December 31, 2017 and 2016.
Cash Flow Hedges—The following table summarizes our cash flow hedges outstanding at December 31, 2018 and December 31, 2017:

	December 31, 2018	December 31, 2017
Millions of dollars	Notional Value	Notional Value	Expiration Date
Foreign currency	$2,300	$2,300	2021 to 2027
Interest rates	1,500	1,000	2019 to 2021
Commodities	476	102	2019

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In February 2019 we entered into forward-starting interest rate swaps with a total notional amount of $1,000 million to mitigate the risk of variability in interest rates for an expected debt issuance by February 2020. These swaps were designated as cash flow hedges and will be terminated upon debt issuance. Additionally, concurrent with the redemption of $1,000 million of our outstanding 5% senior notes due 2019, we received $4 million in settlement of $1,000 million of forward-starting interest rate swaps designated as cash flow hedges of forecast interest payments to begin on or before April 15, 2019.
In 2018 we entered into commodity futures contracts with a total notional amount of $198 million to mitigate the risk of variability in feedstock prices for the year 2019. Additionally in 2018, we entered into commodity futures contracts with a total notional amount of $274 million to mitigate the risk of variability in product sales prices for the year 2019.
In 2018 we entered into forward-starting interest rate swaps with a total notional amount of $500 million to mitigate the risk of variability in interest rates for an expected debt issuance by November 2021. These swaps were designated as cash flow hedges and will be terminated upon debt issuance.
In 2018, 2017 and 2016, there were no settlements of our forward-starting swap agreements.
The ineffectiveness recorded for these hedging relationships was less than $1 million for the years ended December 31, 2017 and 2016.
As of December 31, 2018, on a pre-tax basis, less than $1 million, $60 million, and $48 million is scheduled to be reclassified as a decrease to interest expense, increase to sales, and increase to cost of sales, respectively, over the next twelve months.
Fair Value Hedges—In February 2019, concurrent with the redemption of $1,000 million of our outstanding 5% senior notes due 2019, we paid $5 million in settlement of $1,000 million of fixed-for-floating interest rate swaps.
In 2018 we entered into a euro fixed-for-floating interest rate swap to mitigate the change in the fair value of €125 million ($147 million) of our €750 million notes payable due 2022 associated with the risk of variability in the 6-month EURIBOR rate (the benchmark interest rate). The fixed-rate and variable-rate are settled annually and semi-annually, respectively.
In 2017, we entered into U.S. dollar fixed-for-floating interest rate swaps to mitigate changes in fair value of our $1,000 million 3.5% guaranteed notes due 2027 associated with the risk of variability in the 3 Month USD LIBOR rate. The fixed-rate and variable-rate are settled semi-annually and quarterly, respectively.
In 2014, we entered into U.S. dollar fixed-for-floating interest rate swaps to mitigate changes in the fair value of our $2,000 million 5% senior notes due 2019. In March 2017, concurrent with the redemption of $1,000 million of our outstanding 5% senior notes due 2019, we dedesignated the related $2,000 million fair value hedge and terminated swaps in the notional amount of $1,000 million. At the same time, we redesignated the remaining $1,000 million notional amount of swaps as a fair value hedge of the remaining $1,000 million of 5% senior notes outstanding.
In 2017, we entered into U.S. dollar fixed-for-floating interest rate swaps with aggregate notional value of $400 million to mitigate changes in the fair value of our $1,000 million 6% senior notes due 2021 associated with the risk of variability in the 1 Month USD LIBOR rate. The fixed and variable payments for the interest rate swaps related to our 6% senior notes due 2021 are settled semi-annually and monthly, respectively.
At December 31, 2018 and December 31, 2017, we had outstanding fixed-for-floating interest rate swaps with aggregate notional amounts of $3,143 million and $3,000 million, respectively, designated as fair value hedges. The fixed-for-floating interest rate swaps outstanding at December 31, 2018 mature from 2019 to 2027.
We recognized net losses of $16 million and net gains of $32 million during the years ended December 31, 2017 and 2016, respectively, related to the ineffectiveness of our fair value hedges.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impact on Earnings and Other Comprehensive Income—The following tables summarize the pre-tax effect of derivative instruments and non-derivative instruments on Other comprehensive income and earnings for the years ended December 31, 2018, 2017 and 2016:

	Effect of Financial Instruments
	Year Ended December 31, 2018
Millions of dollars	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI to Income	Additional Gain (Loss) Recognized in Income	Income Statement Classification
Derivatives designated as hedges:
Commodities	$60	$—	$—	Sales and other operating revenues
Commodities	(30)	(11)	—	Cost of sales
Foreign currency	190	(100)	68	Other income, net; Interest expense
Interest rates	43	(1)	(30)	Interest expense
Derivatives not designated as hedges:
Commodities	—	—	3	Sales and other operating revenues
Commodities	—	—	1	Cost of sales
Foreign currency	—	—	43	Other income, net
Non-derivatives designated as hedges:
Long-term debt	41	—	—	Other income, net
Total	$304	$(112)	$85

	Effect of Financial Instruments
	Year Ended December 31, 2017
Millions of dollars	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI to Income	Additional Gain (Loss) Recognized in Income	Income Statement Classification
Derivatives designated as hedges:
Commodities	$(11)	$—	$—	Cost of sales
Foreign currency	(466)	265	42	Other income, net; Interest expense
Interest rates	(25)	(1)	2	Interest expense
Derivatives not designated as hedges:
Commodities	—	—	(18)	Sales and other operating revenues
Commodities	—	—	(23)	Cost of sales
Foreign currency	—	—	(23)	Other income, net
Non-derivatives designated as hedges:
Long-term debt	(109)	—	—	Other income, net
Total	$(611)	$264	$(20)

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
The derivative amounts excluded from the assessment of effectiveness for foreign currency contracts designated as net investment hedges recognized in other comprehensive income for the year ended December 31, 2018 were gains of $19 million. The derivative amounts excluded from the assessment of effectiveness for foreign currency contracts designated as net investment hedges recognized in interest expense for year ended December 31, 2018 were gains of $27 million.
The pre-tax effect of the periodic receipt of fixed interest and payment of variable interest associated with our fixed-for-floating interest rate swaps resulted in an interest expense of $5 million for the year ended December 31, 2018, and reduced interest expense by$23 million and $21 million for the years ended December 31, 2017 and 2016, respectively.
Investments in Available-for-Sale Debt Securities—The following table summarizes the amortized cost, gross unrealized gains and losses, and fair value of our available-for-sale debt securities that are outstanding as of December 31, 2018 and 2017:

	December 31, 2018
Millions of dollars	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale debt securities:
Bonds	$567	$—	$—	$567
Total available-for-sale debt securities	$567	$—	$—	$567

	December 31, 2017
Millions of dollars	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Commercial paper	$180	$—	$—	$180
Bonds	630	—	—	630
Certificates of deposit	150	—	—	150
Limited partnership investments	350	2	(5)	347
Total available-for-sale securities	$1,310	$2	$(5)	$1,307

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2017 our equity securities classified as available-for-sale primarily consist of our limited partnership investments, which include investments in, among other things, equities and equity related securities, debt securities, credit instruments, global interest rate products, currencies, commodities, futures, options, warrants and swaps. These investments may be redeemed at least monthly with advance notice ranging up to ninety days. The fair value of these funds uses net asset value (“NAV”) per share of the respective pooled fund investment.
At December 31, 2018 and 2017, we had marketable securities classified as Cash and cash equivalents of $19 million and $1,035 million, respectively.
No losses related to other-than-temporary impairments of our debt security investments have been recorded in Accumulated other comprehensive loss during the years ended December 31, 2018, 2017 and 2016.
As of December 31, 2018, bonds classified as available-for-sale debt securities had maturities between two and twenty-five months.
The proceeds from maturities and sales of our available-for-sale debt securities during the years ended December 31, 2018, 2017 and 2016 are summarized in the following table:

	Year Ended December 31,
Millions of dollars	2018	2017	2016
Proceeds from maturities of securities	$423	$499	$674
No gain or loss was realized in connection with the sales of our available-for-sale debt securities during the years ended December 31, 2018, 2017, and 2016, respectively.
We use the specific identification method to identify the cost of the securities we sell and the amounts we reclassify out of Accumulated other comprehensive loss into earnings.
The following table summarizes the fair value and unrealized losses related to available-for-sale debt securities that were in a continuous unrealized loss position for less than and greater than twelve months as of December 31, 2018, 2017 and 2016:

	December 31, 2018
	Less than 12 months		Greater than 12 months
Millions of dollars	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale debt securities:
Bonds	$118	$(1)	$45	$—

	December 31, 2017
	Less than 12 months		Greater than 12 months
Millions of dollars	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale securities:
Limited partnership investments	$117	$(5)	$—	$—

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2016
	Less than 12 months		Greater than 12 months
Millions of dollars	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale securities:
Limited partnership investments	$—	$—	$105	$(3)
Investments in Equity Securities—Our equity securities primarily consist of our limited partnership investments, which include investments in, among other things, equities and equity related securities, debt securities, credit instruments, global interest rate products, currencies, commodities, futures, options, warrants and swaps. These investments may be redeemed at least monthly with advance notice ranging up to ninety days. The fair value of these funds uses net asset value (“NAV”) per share of the respective pooled fund investment. These investments had a notional amount of $322 million and a fair value of $325 million at December 31, 2018.

The following table summarizes the portion of unrealized gains and losses for the equity securities that are outstanding as of December 31, 2018:

Millions of dollars
Net gains recognized during the period	$11
Less: Net gains recognized during the period on securities sold	5
Unrealized gains recognized during the period	$6
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

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides a reconciliation of projected benefit obligations, plan assets and the funded status of our U.S. and non-U.S. defined benefit pension plans:

	Year Ended December 31,
	2018		2017
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Change in benefit obligation:
Benefit obligation, beginning of period	$1,924	$1,511	$1,846	$1,491
Service cost	51	35	47	39
Interest cost	60	32	60	23
Actuarial loss (gain)	(147)	23	104	(174)
Plan amendments	—	4	—	12
Benefits paid	(129)	(38)	(133)	(31)
Participant contributions	—	1	—	1
Settlement	(10)	(20)	—	(30)
Business combination	3	192	—	—
Foreign exchange effects	—	(81)	—	180
Benefit obligation, end of period	1,752	1,659	1,924	1,511
Change in plan assets:
Fair value of plan assets, beginning of period	1,680	852	1,571	824
Actual return on plan assets	(37)	18	195	(60)
Company contributions	44	56	47	56
Benefits paid	(129)	(38)	(133)	(31)
Participant contributions	—	1	—	1
Settlement	(10)	(20)	—	(30)
Business combination	—	48	—	—
Foreign exchange effects	—	(46)	—	92
Fair value of plan assets, end of period	1,548	871	1,680	852
Funded status of continuing operations, end of period	$(204)	$(788)	$(244)	$(659)

	December 31, 2018		December 31, 2017
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Amounts recognized in the Consolidated Balance Sheets consist of:
Prepaid benefit cost, long-term	$10	$29	$8	$25
Accrued benefit liability, current	—	(27)	—	(24)
Accrued benefit liability, long-term	(214)	(790)	(252)	(660)
Funded status of continuing operations, end of period	$(204)	$(788)	$(244)	$(659)

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2018		December 31, 2017
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Amounts recognized in Accumulated other comprehensive loss:
Actuarial and investment loss	$374	$251	$385	$234
Prior service cost	2	11	2	8
Balance, end of period	$376	$262	$387	$242
The following additional information is presented for our U.S. and non-U.S. pension plans as of December 31:

	December 31, 2018		December 31, 2017
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Accumulated benefit obligation for defined benefit plans	$1,708	$1,528	$1,887	$1,406
Pension plans with projected benefit obligations in excess of the fair value of assets are summarized as follows at December 31:

	December 31, 2018		December 31, 2017
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Projected benefit obligations	$1,618	$1,456	$1,776	$1,285
Fair value of assets	1,404	639	1,524	601
Pension plans with accumulated benefit obligations in excess of the fair value of assets are summarized as follows at December 31:

	December 31, 2018		December 31, 2017
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Accumulated benefit obligations	$1,578	$904	$1,742	$1,190
Fair value of assets	1,404	198	1,524	601

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides the components of net periodic pension costs:

	U.S. Plans
	Year Ended December 31,
Millions of dollars	2018	2017	2016
Net Periodic Pension Cost:
Service cost	$51	$47	$44
Interest cost	60	60	88
Actual return on plan assets	37	(195)	(100)
Less—return in excess of (less than) expected return	(159)	74	(39)
Expected return on plan assets	(122)	(121)	(139)
Settlement loss	2	—	58
Prior service cost amortization	—	1	1
Actuarial and investment loss amortization	21	20	20
Net periodic benefit cost	$12	$7	$72

	Non-U.S. Plans
	Year Ended December 31,
Millions of dollars	2018	2017	2016
Net Periodic Pension Cost:
Service cost	$35	$39	$32
Interest cost	32	23	32
Actual return on plan assets	(18)	60	(146)
Less—return in excess of (less than) expected return	(6)	(79)	122
Expected return on plan assets	(24)	(19)	(24)
Settlement loss	1	2	3
Prior service cost amortization	1	2	—
Actuarial and investment loss amortization	10	16	8
Net periodic benefit cost	$55	$63	$51
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

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The actual and target asset allocations for our plans are as follows:

	2018		2017
Millions of dollars	Actual	Target	Actual	Target
Canada
Equity securities	49%	50%	50%	50%
Fixed income	51%	50%	50%	50%
United Kingdom—Lyondell Chemical Plans
Equity securities	49%	50%	49%	50%
Fixed income	51%	50%	51%	50%
United Kingdom—Basell Plans
Equity securities	49%	50%	49%	50%
Fixed income	51%	50%	51%	50%
United Kingdom—A. Schulman Plans
Growth assets	94%	89%	—	—
Matching assets	6%	11%	—	—
United States
Equity securities	32%	32%	36%	32%
Fixed income	39%	38%	37%	38%
Alternatives	29%	30%	27%	30%
During 2017, Netherlands Defined Benefits pension plans modified their insurance arrangements. As a result, the plan assets were transferred to the insurer for investment in its pooled asset portfolio, and treated as a nonparticipating insurance contract. The associated plan assets underlying the insurance arrangement are measured at the cash surrender value, which is derived primarily from an actuarial determination of the discounted benefits cash flows. The transfer of plan assets resulted in a change in classification in the fair value hierarchy from Level 2 in 2016 for fixed income securities to Level 3 in 2017. These plan assets at December 31, 2017 were valued at $527 million and has reduced to $524 million at December 31, 2018. The change is due to actual return on plan assets of $10 million, contributions net of benefit payments of $12 million offset by $25 million of foreign exchange depreciation.
We estimate the following contributions to our pension plans in 2019:

Millions of dollars	U.S.	Non-U.S.
Defined benefit plans	$46	$62
Multi-employer plans	—	8
Total	$46	$70
As of December 31, 2018, future expected benefit payments by our pension plans which reflect expected future service, as appropriate, are as follows:

Millions of dollars	U.S.	Non-U.S.
2019	$140	$59
2020	140	56
2021	141	57
2022	141	58
2023	141	61
2024 through 2028	677	329

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables set forth the principal assumptions on discount rates, projected rates of compensation increase and expected rates of return on plan assets, where applicable. These assumptions vary for the different plans, as they are determined in consideration of local conditions.
The assumptions used in determining the net benefit liabilities for our pension plans were as follows at December 31:

	2018		2017
	U.S.	Non-U.S.	U.S.	Non-U.S.
Weighted average assumptions:
Discount rate	4.51%	2.07%	3.73%	2.13%
Rate of compensation increase	4.83%	2.54%	4.00%	2.94%
The assumptions used in determining net benefit costs for our pension plans were as follows:

	Year Ended December 31,
	2018		2017		2016
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Weighted average assumptions for the year:
Discount rate	3.73%	2.13%	4.20%	1.52%	4.38%	2.70%
Expected return on plan assets	7.50%	2.92%	8.00%	2.15%	8.00%	3.37%
Rate of compensation increase	4.00%	2.94%	4.00%	2.93%	4.00%	3.15%
The discount rate assumptions reflect the rates at which the benefit obligations could be effectively settled, based on the yields of high quality long-term bonds where the term closely matches the term of the benefit obligations. At the beginning of 2017, we changed the approach used to measure service and interest costs for pension and other postretirement benefits under significant U.S. plans. For 2016, we measured service and interest costs utilizing a single weighted-average discount rate derived from the yield curve used to measure the plan obligations. For 2017, we measured service and interest costs by applying the specific spot rates along that same yield curve to the plans’ projected cash flows. We believe the new approach provides a more precise measurement of service and interest costs. This change did not affect the measurement of our plan obligations. We will account for this change as a change in accounting estimate and, accordingly, will account for it on a prospective basis. The weighted average expected long-term rate of return on assets in our U.S. plans of 7.50% is based on the average level of earnings that our independent pension investment adviser had advised could be expected to be earned over a fifteen to twenty year time period consistent with the plans’ target asset allocation, historical capital market performance, historical plan performance (since the 1997 inception of the U.S. Master Trust) and a forecast of expected future asset returns. The weighted average expected long-term rate of return on assets in our non-U.S. plans of 2.92% is based on expectations and asset allocations that vary by region. We review these long-term assumptions on a periodic basis.
In the U.S. plans, the expected rate of return was derived based on the target asset allocation of 32% equity securities (7.5% expected return), 38% fixed income securities (5.5% expected return), and 30% alternative investments (9.5% expected return). In the non-U.S. plans, the investments consist primarily of fixed income securities whose expected rates of return range from 2.50% to 5.75%.
The following table reflects the actual annualized total returns for the periods ended December 31, 2018:

		Annualized
	December 31, 2018	One Year	Three Years	Five Years	Ten Years
U.S. plan assets	(1.91)%	(1.91)%	5.81%	4.65%	9.31%
Non-U.S. plan assets	0.89%	0.89%	9.65%	8.97%	8.60%

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
The pension investments that are measured at fair value as of December 31, 2018 and 2017 are summarized below:

	December 31, 2018
Millions of dollars	Fair Value	Level 1	Level 2	Level 3
U.S.
Common and preferred stock	$330	$330	$—	$—
Commingled funds measured at net asset value	411
Fixed income securities	204	—	204	—
Real estate measured at net asset value	107
Hedge funds measured at net asset value	241
Private equity measured at net asset value	108
U.S. government securities	133	133	—	—
Cash and cash equivalents	26	26	—	—
Total U.S. Pension Assets	$1,560	$489	$204	$—

	December 31, 2018
Millions of dollars	Fair Value	Level 1	Level 2	Level 3
Non-U.S.
Common stock	$—	$—	$—	$—
Commingled funds measured at net asset value	298
Fixed income securities	—	—	—	—
Insurance arrangements	570	—	—	570
Cash and cash equivalents	2	2	—	—
Total Non-U.S. Pension Assets	$870	$2	$—	$570

	December 31, 2017
Millions of dollars	Fair Value	Level 1	Level 2	Level 3
U.S.
Common and preferred stock	$410	$410	$—	$—
Commingled funds measured at net asset value	410
Fixed income securities	225	—	225	—
Real estate measured at net asset value	102
Hedge funds measured at net asset value	253
Private equity measured at net asset value	94
U.S. government securities	148	148	—	—
Cash and cash equivalents	34	34	—	—
Total U.S. Pension Assets	$1,676	$592	$225	$—

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2017
Millions of dollars	Fair Value	Level 1	Level 2	Level 3
Non-U.S.
Common stock	$—	$—	$—	$—
Commingled funds measured at net asset value	297
Fixed income securities	—	—	—	—
Insurance arrangements	549	—	—	549
Cash and cash equivalents	5	5	—	—
Total Non-U.S. Pension Assets	$851	$5	$—	$549
The fair value measurements of the investments in certain entities that calculate net asset value per share as of December 31, 2018 are as follows:

Millions of dollars	Fair Value	Unfunded Commitments	Remaining Life	Redemption Frequency (if currently eligible)	Trade to Settlement Terms	Redemption Notice Period
U.S.
Commingled fund investing in Domestic Equity	$112	$—	N/A	daily	1 to 3 days	3 to 4 days
Commingled fund investing in International Equity	58	—	N/A	daily	1 to 3 days	3 days
Commingled fund investing in Fixed Income	241	—	N/A	daily	1 to 3 days	3 to 7 days
Real Estate	107	8	10 years	quarterly	15 to 25 days	45 to 90 days
Hedge Funds	241	—	N/A	quarterly	10 to 30 days	20 to 90 days
Private Equity	108	76	10 years	Not eligible	N/A	N/A
Total U.S.	$867	$84

Millions of dollars	Fair Value	Unfunded Commitments	Remaining Life	Redemption Frequency (if currently eligible)	Trade to Settlement Terms	Redemption Notice Period
Non-U.S.
Commingled fund investing in Domestic Equity	$33	$—	N/A	1 to 7 days	1 to 3 days	1 to 3 days
Commingled fund investing in International Equity	122	—	N/A	1 to 7 days	1 to 3 days	1 to 3 days
Commingled fund investing in Fixed Income	143	—	N/A	daily	1 to 3 days	3 days
Total Non-U.S.	$298	$—

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value measurements of the investments in certain entities that calculate net asset value per share as of December 31, 2017 are as follows:

Millions of dollars	Fair Value	Unfunded Commitments	Remaining Life	Redemption Frequency (if currently eligible)	Trade to Settlement Terms	Redemption Notice Period
U.S.
Commingled fund investing in Domestic Equity	$106	$—	N/A	daily	1 to 3 days	3 to 4 days
Commingled fund investing in International Equity	61	—	N/A	daily	1 to 3 days	3 days
Commingled fund investing in Fixed Income	243	—	N/A	daily	1 to 3 days	3 to 7 days
Real Estate	102	12	10 years	quarterly	15 to 25 days	45 to 90 days
Hedge Funds	253	—	N/A	quarterly	10 to 30 days	20 to 90 days
Private Equity	94	92	10 years	Not eligible	N/A	N/A
Total U.S.	$859	$104

Millions of dollars	Fair Value	Unfunded Commitments	Remaining Life	Redemption Frequency (if currently eligible)	Trade to Settlement Terms	Redemption Notice Period
Non-U.S.
Commingled fund investing in Domestic Equity	$29	$—	N/A	1 to 7 days	1 to 3 days	1 to 3 days
Commingled fund investing in International Equity	119	—	N/A	1 to 7 days	1 to 3 days	1 to 3 days
Commingled fund investing in Fixed Income	149	—	N/A	daily	1 to 3 days	3 days
Total Non-U.S.	$297	$—
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
The following table provides disclosure related to the Company’s multi-employer plan:

	Company Contributions
Millions of dollars	2018	2017	2016
Pensionskasse(a)	$8	$27	$7
(a) The Company-specific plan information for the Pensionskasse is not publicly available and the plan is not subject to a collective-bargaining agreement. The plan provides fixed, monthly retirement payments on the basis of the credits earned by the participating employees. To the extent that the Pensionskasse is underfunded, the future contributions to the plan may increase and may be used to fund retirement benefits for employees related to other employers. The Pensionskasse financial statements for the years ended December 31, 2017 and 2016 indicated total assets of $9,093 million and $7,897 million, respectively; total actuarial present value of accumulated plan benefits of $8,747 million and $7,559 million, respectively; and total contributions

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for all participating employers of $653 million and $246 million, respectively. Our plan contributions did not exceed 5 percent of the total contributions in 2018, 2017 or 2016.
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
The following table provides a reconciliation of benefit obligations of our unfunded other postretirement benefit plans:

	Year Ended December 31,
	2018		2017
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Change in benefit obligation:
Benefit obligation, beginning of period	$280	$62	$276	$67
Service cost	2	2	3	2
Interest cost	9	1	9	1
Actuarial (gain) loss	(46)	(3)	6	(15)
Benefits paid	(26)	(1)	(21)	(1)
Participant contributions	6	—	7	—
Business combination	9	—	—	—
Foreign exchange effects	—	(2)	—	8
Benefit obligation, end of period	234	59	280	62
Change in plan assets:
Fair value of plan assets, beginning of period	—	—	—	—
Employer contributions	21	1	14	1
Participant contributions	5	—	7	—
Benefits paid	(26)	(1)	(21)	(1)
Fair value of plan assets, end of period	—	—	—	—
Funded status, end of period	$(234)	$(59)	$(280)	$(62)

	December 31, 2018		December 31, 2017
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Amounts recognized in the Consolidated Balance Sheets consist of:
Accrued benefit liability, current	$(18)	$(1)	$(18)	$(1)
Accrued benefit liability, long-term	(216)	(58)	(262)	(61)
Funded status, end of period	$(234)	$(59)	$(280)	$(62)

	December 31, 2018		December 31, 2017
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Amounts recognized in Accumulated other comprehensive loss:
Actuarial and investment income (loss)	$65	$(15)	$19	$(19)
Balance, end of period	$65	$(15)	$19	$(19)

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides the components of net periodic other postretirement benefit costs:

	U.S. Plans
	Year Ended December 31,
Millions of dollars	2018	2017	2016
Net Periodic Other Postretirement Cost:
Service cost	$2	$3	$3
Interest cost	9	9	11
Actuarial loss amortization	—	—	—
Net periodic benefit cost	$11	$12	$14

	Non-U.S. Plans
	Year Ended December 31,
Millions of dollars	2018	2017	2016
Net Periodic Other Postretirement Cost:
Service cost	$2	$2	$2
Interest cost	1	1	2
Actuarial loss amortization	1	3	2
Net periodic benefit cost	$4	$6	$6
The following table sets forth the assumed health care cost trend rates:

	U.S. Plans
	December 31,
	2018		2017
Assumed health care trend rate:
Immediate trend rate	6.4%		6.7%
Ultimate trend rate (the rate to which the cost trend rate is assumed to decline)	4.5%		4.5%
Year that the rate reaches the ultimate trend rate	2038		2038

	Non-U.S. Plans
	Canada		France
	December 31,		December 31,
	2018	2017	2018	2017
Assumed health care trend rate:
Immediate trend rate	5.5%	6.0%	4.5%	4.7%
Ultimate trend rate (the rate to which the cost trend rate is assumed to decline)	4.5%	4.5%	4.5%	4.7%
Year that the rate reaches the ultimate trend rate	2021	2021	—	—
The health care cost trend rate assumption does not typically have a significant effect on the amounts reported due to limits on maximum contribution levels to the medical plans. However, changing the assumed health care cost trend rates by one percentage point in each year would increase or decrease the accumulated other postretirement benefit liability as of December 31, 2018 by $17 million and $12 million, respectively, for non-U.S. plans and by less than $1 million for U.S. plans

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and would not have a material effect on the aggregate service and interest cost components of the net periodic other postretirement benefit cost for the year then ended.
The assumptions used in determining the net benefit liabilities for our other postretirement benefit plans were as follows:

	December 31,
	2018		2017
	U.S.	Non-U.S.	U.S.	Non-U.S.
Weighted average assumptions:
Discount rate	4.47%	2.30%	3.66%	2.48%
Rate of compensation increase	4.50%	—	4.00%	—
The assumptions used in determining the net benefit costs for our other postretirement benefit plans were as follows:

	Year Ended December 31,
	2018		2017		2016
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Weighted average assumptions for the year:
Discount rate	3.66%	2.48%	4.07%	1.69%	4.23%	2.69%
Rate of compensation increase	4.00%	—	4.00%	—	4.00%	—
As of December 31, 2018, future expected benefit payments by our other postretirement benefit plans, which reflect expected future service, as appropriate, were as follows:

Millions of dollars	U.S.	Non-U.S.
2019	$18	$1
2020	18	1
2021	18	1
2022	18	1
2023	18	1
2024 through 2028	84	8

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accumulated Other Comprehensive Loss—The following pre-tax amounts were recognized in Accumulated other comprehensive loss as of and for the years ended December 31, 2018 and 2017:

	Pension Benefits		Other Benefits
Millions of dollars	Actuarial (Gain) Loss	Prior Service Cost (Credit)	Actuarial (Gain) Loss	Prior Service Cost (Credit)
December 31, 2016	$722	$1	$12	$—
Arising during the period	(65)	12	(9)	—
Amortization	(36)	(3)	(3)	—
Settlement loss	(2)	—	—	—
December 31, 2017	619	10	—	—
Arising during the period	40	4	(49)	—
Amortization	(31)	(1)	(1)	—
Settlement loss	(3)	—	—	—
December 31, 2018	$625	$13	$(50)	$—
In 2018, $40 million of pension benefits actuarial loss primarily reflects $126 million of gains due to changes in discount rate assumption offset by $166 million of losses due to asset experience. There were $49 million of other postretirement benefits actuarial gains primarily due to $19 million of discount rate assumption changes and $30 million of changes due to favorable liability experience, and other immaterial items. In 2017, $65 million of pension benefits actuarial gain primarily reflects $72 million of gains due to changes in discount rate assumption offset by $7 million of losses due to asset experience (actual asset return compared to expected return). There were $9 million of other postretirement benefits actuarial gains due to $2 million of discount rate assumption changes, offset by a gain of $6 million of changes due to favorable liability experience, and other immaterial items.
Deferred income taxes related to amounts in Accumulated other comprehensive income (loss) include provisions of $144 million and $208 million as of December 31, 2018 and 2017, respectively.
At December 31, 2018, Accumulated other comprehensive income (loss) of $12 million represents net actuarial and investment losses and $1 million of prior service cost related to non-U.S. pension plans that are expected to be recognized as a component of net periodic benefit cost in 2019. There are $18 million of net actuarial and investment losses in AOCI at December 31, 2018 for U.S. pension plans expected to be recognized in net periodic benefit cost in 2019. At December 31, 2018, AOCI included $1 million of net actuarial loss related to non-U.S. other postretirement benefits and $5 million net actuarial gain related to U.S. other post-retirement benefits that is expected to be recognized in net periodic benefit cost in 2019.
Defined Contribution Plans—Most employees in the U.S. and certain non-U.S. countries are eligible to participate in defined contribution plans (“Employee Savings Plan”) by contributing a portion of their compensation. We make employer contributions, such as matching contributions, to certain of these plans. The Company also has a nonqualified deferred compensation plan that covers senior management in the U.S. This plan was amended in April 2013 to provide for company contributions on behalf of certain eligible employees who earn base pay above the IRS annual compensation limit.
The following table provides the company contributions to the Employee Savings Plans:

	Company Contributions
	2018		2017		2016
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Employee Savings Plans	$40	$5	$36	$5	$35	$7

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. Incentive and Share-Based Compensation
We are authorized to grant restricted stock units, stock options, performance share units, and other cash and stock awards under our Long-Term Incentive Plan (“LTIP”). The Compensation Committee oversees our equity award grants, the type of awards, the required performance measures, and the timing and duration of each grant. The maximum number of shares of our common stock reserved for issuance under the LTIP is 22,000,000. As of December 31, 2018, there were 4,992,577 shares remaining available for issuance assuming maximum payout for performance share units awards. When options are exercised and awards are paid out, shares are issued from our treasury shares.
Total share-based compensation expense and the associated tax benefits are as follows for the years ended December 31:

Millions of dollars	2018	2017	2016
Compensation Expense:
Restricted stock units	$15	$13	$10
Stock options	7	7	7
Qualified performance awards	—	—	(3)
Performance share units	17	35	24
Total	$39	$55	$38
Tax Benefit:
Restricted stock units	$4	$5	$4
Stock options	2	2	2
Qualified performance awards	—	—	(1)
Performance share units	4	12	8
Total	$10	$19	$13
Beginning in 2017, we elected to recognize forfeitures as they occur for stock-based compensation.
Restricted Stock Unit Awards (“RSUs”)—RSUs generally entitle the recipient to be paid out an equal number of ordinary shares on the third anniversary of the grant date. RSUs, which are subject to customary partial or accelerated vesting or forfeiture in the event of certain termination events, are accounted for as an equity award with compensation cost recognized in the income statement ratably over the vesting period.
In 2015, 190,399 RSUs were granted to the Chief Executive Officer (“CEO”) and three other executive officers. These RSUs vest in annual tranches with 10% vested after one year and an additional 15% vested after two years and the remaining vesting in equal tranches after each of the third, fourth and fifth years. Compensation cost for these awards is recognized using the graded vesting method.
The holders of all RSUs are entitled to dividend equivalents settled in the form of cash payments to the holder no later than March 15, following the year in which dividends are paid, as long as the participant remains employed at the time of the dividend payment. See the “Dividend Distribution” section of Note 20 for the per share amount of dividend equivalent payments made to the holders of RSUs during 2018, 2017 and 2016. Total dividend equivalent payments were $2 million in 2018 and $1 million in 2017 and 2016.
RSUs are valued at the market price of the underlying stock on the date of grant. The weighted average grant date fair value for RSUs granted during the years ended December 31, 2018, 2017 and 2016 was $108.52, $91.14 and $79.77, respectively. The total fair value of RSUs vested during 2018, 2017 and 2016 was $13 million, $8 million and $16 million, respectively.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes RSU activity for the year ended December 31, 2018:

	Number of Units	Weighted Average Grant Date Fair Value (per share)
Thousands of units, except per share amounts
Outstanding at January 1, 2018	377	$85.17
Granted	213	108.52
Vested	(115)	84.27
Forfeited	(13)	101.67
Outstanding at December 31, 2018	462	$95.69
As of December 31, 2018, the unrecognized compensation cost related to RSUs was $21 million, which is expected to be recognized over a weighted average period of 2 years.
Stock Option Awards (“Stock Options”)—Stock Options are granted with an exercise price equal to the market price of our ordinary shares at the date of grant. The awards generally have a three-year vesting period that vests in equal increments on the first, second and third anniversary of the grant date. The awards have a contractual term of ten years, subject to customary partial or accelerated vesting or forfeiture in the event of certain termination events. Stock Options are accounted for as equity awards with compensation cost recognized using the graded vesting method. None of the Stock Options are designed to qualify as incentive Stock Options as defined in Section 422 of the Internal Revenue Code.
In 2015, 457,555 Stock Options were granted to the CEO and three other executive officers. These Stock Options vest in annual tranches with 10% vested after one year and an additional 15% vested after two years and the remaining vesting in equal tranches after each of the third, fourth, and fifth years.
The fair value of each Stock Option is estimated, based on several assumptions, on the date of grant using the Black-Scholes option valuation model. The principal assumptions utilized in valuing Stock Options include the expected stock price volatility (based on our historical stock price volatility over the expected term); the expected dividend yield; and the risk-free interest rate (an estimate based on the yield of a United States Treasury zero coupon bond with a maturity equal to the expected life of the option).
The expected term of all Stock Options granted is estimated based on a simplified approach. In 2010, when the majority of our Stock Options were granted, we determined that the simplified method was appropriate because of the life of LyondellBasell N.V. and its relative stage of development. Similarly, we did not possess exercise patterns similar to our situation. The Stock Options that have been granted since 2010 have been limited in number and have occurred during periods of substantial share price volatility.
Weighted average fair values of Stock Options granted in each respective year and the assumptions used in estimating those fair values are as follows:

	2018	2017	2016
Weighted average fair value	$21.58	$21.55	$20.39
Fair value assumptions:
Dividend yield	4.0%	4.0%	3.0-4.0%
Expected volatility	27.8-29.0%	34.9-35.1%	35.3-36.0%
Risk-free interest rate	2.6-2.9%	2.10-2.29%	1.14-1.93%
Weighted average expected term, in years	6.0	6.0	6.0

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes Stock Option activity for the year ended December 31, 2018:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value (millions of dollars)
Outstanding at January 1, 2018	1,019	$82.93
Granted	336	109.03
Exercised	(64)	69.36
Forfeited	(9)	100.91
Expired	(1)	109.09
Outstanding at December 31, 2018	1,281	$90.30	7.4 years	$4
Exercisable at December 31, 2018	557	$83.00	6.5 years	$3
The range of exercise prices for Stock Options outstanding as of December 31, 2018, 2017 and 2016 was $13.11 to $113.39, $13.11 to $113.03 and $12.61 to $113.03, respectively.
The aggregate intrinsic value of Stock Options exercised during the years ended December 31, 2018, 2017 and 2016 was $3 million, $6 million and $1 million, respectively.
As of December 31, 2018, the unrecognized compensation cost related to Stock Options was $5 million, which is expected to be recognized over a one-year period. During 2018, cash received from the exercise of Stock Options was $4 million. There was $1 million tax benefit associated with these exercises.
Performance Share Units Awards (“PSUs”) and Qualified Performance Awards (“QPAs”)—PSUs and QPAs are granted under the LTIP and have three-calendar year performance periods. They are granted in the beginning of each performance period, provide a target number of share units, and ultimately payout between 0% and 200% of target. Each unit is equivalent to one share of our common stock. These share awards are subject to customary partial or accelerated vesting or forfeiture in the event of certain termination events.
For PSUs granted beginning in 2017, the final number of shares payable is determined after the performance period based on the relative Total Shareholder Return (“TSR”). TSR is an objective calculation that takes into account LYB’s TSR rank within its peer group and whether LYB’s specific TSR is positive or negative. Since the final payout is based on objective criteria established at the grant date, the awards are treated as equity awards. Compensation expense during the three-calendar year performance period is accrued on a straight-line basis. PSUs are valued using a Monte-Carlo simulation payout value on grant date.
For PSUs granted prior to 2017 and QPAs, the final number of shares payable is determined at the end of the performance period by the Compensation Committee based generally on subjective criteria established at the beginning of the performance period. Since the service-inception date precedes the grant date, these share awards are treated as a liability award until the grant date and compensation expense during the performance period is accrued on a straight-line basis subject to fair value adjustments. PSUs granted prior to 2017 and QPAs are valued at market price of the underlying stock on the date of payment.
PSUs granted beginning in 2016 accrue dividend equivalent units. These dividend equivalent units will be converted to shares upon payment at the end of the performance period and are classified in Accrued and Other liabilities on the Consolidated Balance Sheets. Dividend equivalents for PSUs granted in 2016 are recorded in compensation expense while PSUs granted beginning in 2017 are recorded in Retained earnings.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes PSU activity classified as equity awards for the year ended December 31, 2018:

	Number of Units	Weighted Average Grant Date Fair Value (per share)
Thousands of units, except per share amounts
Outstanding at January 1, 2018	224	$93.28
Granted	219	89.32
Forfeited	(13)	91.36
Outstanding at December 31, 2018	430	$91.33
The assumptions used in the Monte Carlo simulation to estimate the fair value of PSUs granted in 2017 and 2018 are as follows:

	2018	2017
Expected volatility of LyondellBasell N.V. common stock	27.15%	30.98%
Expected volatility of peer companies	17.45-42.99%	16.98-39.89%
Average correlation coefficient of peer companies	0.50	0.51
Risk-free interest rate	2.40%	1.46%
As of December 31, 2018, the unrecognized compensation cost related to PSUs assuming target payout was $21 million, which is expected to be recognized over a weighted average period of 2 years.
The weighted average grant date fair value for PSUs classified as liability awards granted during the years ended December 31, 2018 and 2017 was 109.09 and 92.69 respectively. The total fair value of PSUs vested during 2018 and 2017 was $25 million and $21 million, respectively.
For grants made in 2013, executive officers were only eligible for QPAs while eligible employees could elect to receive QPAs. The weighted average grant date fair value for QPAs granted during the year ended December 31, 2016 was $77.93. The total fair value of QPAs vested during 2016 was $20 million.
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
Through our subsidiaries, we have substantial operations world-wide and earn significant income in the U.S. Taxes are primarily paid on the earnings generated in various jurisdictions, including the U.S., The Netherlands, Germany, France, Italy and other countries. LyondellBasell Industries N.V. has little or no taxable income of its own because, as a holding company, it does not conduct any operations. Instead, the subsidiaries through which we operate incur tax obligations in the jurisdictions in which they operate.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We monitor income tax developments in countries where we conduct business. In 2017, the U.S. enacted “H.R.1”, also known as the “Tax Cuts and Jobs Act” (the “Tax Act”) materially impacting our Consolidated Financial Statements by, among other things, decreasing the tax rate, and significantly affecting future periods. The Tax Act reduced the federal corporate tax rate from 35% to 21% for years beginning after 2017, which resulted in the remeasurement of our U.S. net deferred income tax liabilities. As a result, we recognized a tax benefit of $819 million in 2017. Following adjustments made in 2018, the cumulative impact of the remeasurement of our U.S. net deferred income tax liabilities and tax accruals was an $814 million income tax benefit. Adjustments to the 2017 provisional amount were reported as a component of income tax expense in the reporting period in which the adjustments were identified.
To determine the full effects of the tax law for 2018, we are awaiting the finalization of several proposed U.S. Treasury regulations under the Tax Act that were issued during 2018, as well as additional regulations to be proposed and finalized pursuant to the U.S. Treasury’s expanded regulatory authority under the Tax Act. It is also possible that technical correction legislation concerning the Tax Act could retroactively affect tax liabilities for 2018. We will continue to analyze the Tax Act to determine the full effects of the new law as additional regulations are proposed and finalized.
Interest income earned by certain of our European subsidiaries through intercompany financings is either untaxed or taxed at rates substantially lower than the U.S. statutory rate. Tax regulations proposed in 2018 may affect tax deductible interest in the U.S. in future periods; however, we do not believe they will have a material impact as proposed. In addition, in 2016 the U.S. Treasury issued final Section 385 debt-equity regulations that impact our internal financings beginning in 2017. Pursuant to a 2017 Executive Order, the Treasury Department reviewed these regulations and determined that they should be retained, subject to further review following the enactment of U.S. tax reform. We are awaiting the U.S. Treasury’s review of the existing Section 385 debt-equity regulations which could impact our internal financings in future years as well as any final regulations impacting interest deductions under the Tax Act. In addition, there has been an increased attention, both in the U.S. and globally, to the tax practices of multinational companies, including the European Union’s state aid investigations, proposals by the Organization for Economic Cooperation and Development with respect to base erosion and profit shifting, and European Union tax directives. Such attention may result in further legislative changes that could adversely affect our tax rate. Other than the Tax Act, management does not believe that recent changes in income tax laws will have a material impact on our Consolidated Financial Statements, although new or proposed changes to tax laws could affect our tax liabilities in the future.
The significant components of the provision for income taxes are as follows:

	Year Ended December 31,
Millions of dollars	2018	2017	2016
Current:
U.S. federal	$(89)	$543	$421
Non-U.S.	404	595	557
State	38	47	51
Total current	353	1,185	1,029
Deferred:
U.S. federal	197	(637)	339
Non-U.S.	48	22	20
State	15	28	(2)
Total deferred	260	(587)	357
Provision for income taxes before tax effects of other comprehensive income	613	598	1,386
Tax effects of elements of other comprehensive income:
Pension and postretirement liabilities	63	29	(21)
Financial derivatives	16	(14)	(96)
Foreign currency translation	18	(33)	(7)
Unrealized gains (losses) from available-for-sale debt securities	—	(3)	1
Total income tax expense in comprehensive income	$710	$577	$1,263

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Since the proportion of U.S. revenues, assets, operating income and associated tax provisions is significantly greater than any other single taxing jurisdiction within the worldwide group, the reconciliation of the differences between the provision for income taxes and the statutory rate is presented on the basis of the U.S. statutory federal income tax rate of 21% as opposed to the United Kingdom statutory rate of 19% to provide a more meaningful insight into those differences. Our effective tax rate for the year ended December 31, 2018 is 11.5%. This summary is shown below:

	Year Ended December 31,
Millions of dollars	2018	2017	2016
Income before income taxes:
U.S.	$2,795	$2,438	$2,511
Non-U.S.	2,516	3,055	2,722
Total	$5,311	$5,493	$5,233

Income tax at U.S. statutory rate	$1,115	$1,923	$1,832
Increase (reduction) resulting from:
Non-U.S. income taxed at different statutory rates	89	(164)	(159)
Remeasurement of U.S. net deferred tax liability	—	(819)	—
State income taxes, net of federal benefit	53	40	24
Exempt income	(296)	(385)	(349)
Uncertain tax positions	(320)	28	39
U.S. manufacturing deduction	—	(57)	(42)
Other, net	(28)	32	41
Income tax provision	$613	$598	$1,386
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

	December 31,
Millions of dollars	2018	2017
Deferred tax liabilities:
Accelerated tax depreciation	$1,809	$1,523
Investment in joint venture partnerships	147	214
Intangible assets	151	48
Inventory	285	266
Other liabilities	22	26
Total deferred tax liabilities	2,414	2,077
Deferred tax assets:
Tax attributes	180	196
Employee benefit plans	334	315
Other assets	76	97
Total deferred tax assets	590	608
Deferred tax asset valuation allowances	(120)	(96)
Net deferred tax assets	470	512
Net deferred tax liabilities	$1,944	$1,565

	December 31,
Millions of dollars	2018	2017
Balance sheet classifications:
Deferred tax assets—long-term	$31	$90
Deferred tax liabilities—long-term	1,975	1,655
Net deferred tax liabilities	$1,944	$1,565
Deferred taxes on the unremitted earnings of certain equity joint ventures and subsidiaries of $96 million and $51 million at December 31, 2018 and 2017, respectively, have been provided. The increase is primarily related to the acquisition of A. Schulman subsidiaries for outside basis differences in jurisdictions without 100% participation exemptions and local withholding taxes.
At December 31, 2018 and 2017, we had total tax attributes available in the amount of $938 million and $784 million, respectively, for which a deferred tax asset was recognized at December 31, 2018 and 2017 of $180 million and $196 million, respectively.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The scheduled expiration of the tax attributes and the related deferred tax assets, before valuation allowance, as of December 31, 2018 are as follows:

Millions of dollars	Tax Attributes	Deferred Tax on Tax Attributes
2019	$47	$9
2020	13	1
2021	32	2
2022	21	2
2023	34	2
Thereafter	289	39
Indefinite	502	125
Total	$938	$180
The tax attributes are primarily related to operations in France, Canada, the United Kingdom, Spain, The Netherlands and the United States. The related deferred tax assets by primary jurisdictions are shown below:

	December 31,
Millions of dollars	2018	2017	2016
France	$64	$92	$140
Canada	28	31	29
United Kingdom	36	17	16
Spain	11	32	33
The Netherlands	12	13	19
United States	14	10	16
Other	15	1	2
Total	$180	$196	$255
To fully realize these net deferred tax assets, we will need to generate sufficient future taxable income in the countries where these tax attributes exist during the periods in which the attributes can be utilized. Based upon projections of future taxable income over the periods in which the attributes can be utilized and/or temporary differences can be reversed, management believes it is more likely than not that only $61 million of these deferred tax assets at December 31, 2018 will be realized.
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

	December 31,
Millions of dollars	2018	2017	2016
France	$23	$25	$22
Canada	28	32	30
United Kingdom	33	17	16
The Netherlands	12	12	12
United States	13	10	16
Other	11	—	—
	$120	$96	$96
During 2018, the valuation allowance increased in the United Kingdom due to disallowed interest deductions where we do not expect to realize a future benefit. This increase also includes the addition of valuation allowances associated with A. Schulman entities where management assessed that deferred tax attributes are not likely to be realized.
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
We continue to maintain a full valuation allowance against the net deferred tax asset in Canada. Given our operational structure in Canada and the relevant Canadian loss utilization rules, we do not expect to realize a future benefit related to the net deferred tax asset. We continue to maintain a valuation allowance against the net deferred tax asset in various immaterial jurisdictions based on recent cumulative book losses.
Tax benefits totaling $269 million, $544 million and $546 million relating to uncertain tax positions, which are reflected in Other liabilities, were unrecognized as of December 31, 2018, 2017 and 2016, respectively. The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits:

	Year Ended December 31,
Millions of dollars	2018	2017	2016
Balance, beginning of period	$544	$546	$521
Additions for tax positions of current year	16	15	16
Additions for tax positions of prior years	23	3	11
Reductions for tax positions of prior years	(299)	(20)	(2)
Settlements (payments/refunds)	(15)	—	—
Balance, end of period	$269	$544	$546
The majority of the 2018, 2017 and 2016 balances, if recognized, will affect the effective tax rate. We operate in multiple jurisdictions throughout the world, and our tax returns are periodically audited or subjected to review by tax authorities. We are currently under examination in a number of tax jurisdictions. As a result, there is an uncertainty in income taxes recognized in our financial statements. We may settle or appeal positions challenged by the tax authorities. In 2018, we entered into various audit settlements impacting specific uncertain tax positions. These audit settlements resulted in a $358 million non-cash benefit

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to our effective tax rate consisting of the recognition of $299 million of previously unrecognized tax benefits as a reduction for tax positions of prior years and the release of $59 million of previously accrued interest. This non-cash reduction in unrecognized tax benefits is reflected on our Consolidated Balance Sheets in Other liabilities and on our Consolidated Statements of Cash Flows in Other operating activities.
The majority of the additions for tax positions of prior years are with respect to the A. Schulman acquisition on August 21, 2018.
We are no longer subject to any significant income tax examinations by tax authorities for the years prior to 2017 in the Netherlands, prior to 2010 in Italy, prior to 2005 in Germany, prior to 2010 in France, prior to 2016 in the United Kingdom, and prior to 2015 in the U.S., our principal tax jurisdictions. It is reasonably possible that, within the next twelve months, due to the settlement of uncertain tax positions with various tax authorities and the expiration of statutes of limitations, unrecognized tax benefits could decrease by up to approximately $190 million.
We recognize interest associated with unrecognized tax benefits in income tax expense. Income tax expense includes a benefit of interest and penalties totaling $47 million in the year ended December 31, 2018 and interest expense totaling $16 million in each of the years ended December 31, 2017 and December 31, 2016. We had accrued approximately $16 million, $63 million and $47 million for interest and penalties as of December 31, 2018, 2017 and 2016, respectively.
19. Commitments and Contingencies
Commitments—We have various purchase commitments for materials, supplies and services incident to the ordinary conduct of business, generally for quantities required for our businesses and at prevailing market prices. These commitments are designed to assure sources of supply and are not expected to be in excess of normal requirements. At December 31, 2018, capital expenditure commitments were in incurred in our normal course of business, including commitments of approximately $685 million primarily related to building our new Hyperzone high-density polyethylene plant in La Porte, Texas and a world-scale PO/TBA plant on the Texas Gulf Coast.
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
Environmental Remediation—Our accrued liability for future environmental remediation costs at current and former plant sites and other remediation sites totaled $90 million and $102 million as of December 31, 2018 and 2017, respectively. At December 31, 2018, the accrued liabilities for individual sites range from less than $1 million to $17 million. The remediation expenditures are expected to occur over a number of years, and not to be concentrated in any single year. In our opinion, it is reasonably possible that losses in excess of the liabilities recorded may have been incurred. However, we cannot estimate any amount or range of such possible additional losses. New information about sites, new technology or future developments such as involvement in investigations by regulatory agencies, could require us to reassess our potential exposure related to environmental matters.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the activity in our accrued environmental liability included in “Accrued liabilities” and “Other liabilities:”

	Year Ended December 31,
Millions of dollars	2018	2017
Beginning balance	$102	$95
Additional provisions	—	—
Changes in estimates	4	11
Amounts paid	(13)	(13)
Foreign exchange effects	(3)	9
Ending balance	$90	$102
Indemnification—We are parties to various indemnification arrangements, including arrangements entered into in connection with acquisitions, divestitures and the formation and dissolution of joint ventures. Pursuant to these arrangements, we provide indemnification to and/or receive indemnification from other parties in connection with liabilities that may arise in connection with the transactions and in connection with activities prior to completion of the transactions. These indemnification arrangements typically include provisions pertaining to third party claims relating to environmental and tax matters and various types of litigation. As of December 31, 2018, we had not accrued any significant amounts for our indemnification obligations, and we are not aware of other circumstances that would likely lead to significant future indemnification obligations. We cannot determine with certainty the potential amount of future payments under the indemnification arrangements until events arise that would trigger a liability under the arrangements.
As part of our technology licensing contracts, we give indemnifications to our licensees for liabilities arising from possible patent infringement claims with respect to certain proprietary licensed technologies. Such indemnifications have a stated maximum amount and generally cover a period of 5 to 10 years.
20. Stockholders’ Equity
Dividend Distributions—The following table summarizes the dividends paid to common shareholders in the periods presented:

Millions of dollars, except per share amounts	Dividend Per Ordinary Share	Aggregate Dividends Paid	Date of Record
For the year 2018:
March	$1.00	$395	March 5, 2018
June	1.00	392	June 11, 2018
September	1.00	389	September 5, 2018
December	1.00	378	December 10, 2018
	$4.00	$1,554
For the year 2017:
March	$0.85	$343	March 6, 2017
June	0.90	361	June 5, 2017
September	0.90	356	September 6, 2017
December	0.90	355	December 5, 2017
	$3.55	$1,415
A. Schulman Special Stock— In November 2018, we paid a total of $2 million related to dividends on A. Schulman Special Stock.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Share Repurchase Program—In 2018, our shareholders approved a proposal to authorize us to repurchase up to 57,844,016 of our outstanding ordinary shares through December 1, 2019 (“2018 Share Repurchase Program”), which superseded the remaining authorization under our 2017 Share Repurchase Program.
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
The following table summarizes our share repurchase activity for the periods presented:

Millions of dollars, except shares and per share amounts	Shares Repurchased	Average Purchase Price	Total Purchase Price, Including Commissions
For the year 2018:
2017 Share Repurchase Program	4,004,753	$106.05	$425
2018 Share Repurchase Program	15,215,966	95.49	1,453
	19,220,719	$97.69	$1,878
For the year 2017:
2016 Share Repurchase Program	3,501,084	$85.71	$300
2017 Share Repurchase Program	6,516,917	83.54	545
	10,018,001	$84.30	$845
For the year 2016:
2015 Share Repurchase Program	15,302,707	$80.15	$1,226
2016 Share Repurchase Program	21,316,627	79.18	1,688
	36,619,334	$79.58	$2,914
Due to the timing of settlements, total cash paid for share repurchases for the years ended December 31, 2018, 2017 and 2016 was $1,854 million, $866 million and $2,938 million, respectively.
Ordinary Shares—The changes in the outstanding amounts of ordinary shares are as follows:

	Year Ended December 31,
	2018	2017	2016
Ordinary shares outstanding:
Beginning balance	394,512,054	404,046,331	440,150,069
Share-based compensation	307,335	371,980	418,892
Warrants exercised	—	4,184	200
Employee stock purchase plan	121,398	107,560	96,504
Purchase of ordinary shares	(19,244,126)	(10,018,001)	(36,619,334)
Ending balance	375,696,661	394,512,054	404,046,331

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Treasury Shares—The changes in the amounts of treasury shares held by the Company are as follows:

	Year Ended December 31,
	2018	2017	2016
Ordinary shares held as treasury shares:
Beginning balance	183,928,109	174,389,139	138,285,201
Share-based compensation	(307,335)	(371,980)	(418,892)
Warrants exercised	—	509	—
Employee stock purchase plan	(121,398)	(107,560)	(96,504)
Purchase of ordinary shares	19,244,126	10,018,001	36,619,334
Treasury shares canceled	(178,229,883)	—	—
Ending balance	24,513,619	183,928,109	174,389,139
During 2018, following approval by our management and shareholders, we canceled 178,229,883 ordinary shares held in our treasury account in accordance with cancellation requirements under Dutch law.

Purchase of ordinary shares during 2018 includes 23,407 shares that were returned to us at no cost resulting from unclaimed distributions to creditors.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accumulated Other Comprehensive Income (Loss)—The components of, and after-tax changes in, Accumulated other comprehensive loss as of and for the years ended December 31, 2018, 2017 and 2016 are presented in the following table:

Millions of dollars	Financial Derivatives	Unrealized Gains (Losses) on Available-for-Sale Debt Securities	Unrealized Gains on Equity Securities and Equity Securities Held by Equity Investees	Defined Benefit Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustments	Total
Balance—January 1, 2018	$(120)	$—	$17	$(421)	$(761)	$(1,285)
Adoption of accounting standards	(2)	—	(17)	(51)	—	(70)
Other comprehensive income (loss) before reclassifications	180	—	—	5	(74)	111
Tax (expense) benefit before reclassifications	(43)	—	—	2	(18)	(59)
Amounts reclassified from accumulated other comprehensive income (loss)	(110)	—	—	36	—	(74)
Tax (expense) benefit	27	—	—	(13)	—	14
Net other comprehensive income (loss)	54	—	—	30	(92)	(8)
Balance—December 31, 2018	$(68)	$—	$—	$(442)	$(853)	$(1,363)
Balance—January 1, 2017	$(75)	$1	$—	$(498)	$(939)	$(1,511)
Other comprehensive income (loss) before reclassifications	(323)	(2)	15	62	145	(103)
Tax (expense) benefit before reclassifications	86	1	2	(15)	33	107
Amounts reclassified from accumulated other comprehensive income	264	—	—	44	—	308
Tax expense	(72)	—	—	(14)	—	(86)
Net other comprehensive income (loss)	(45)	(1)	17	77	178	226
Balance—December 31, 2017	$(120)	$—	$17	$(421)	$(761)	$(1,285)
Balance—January 1, 2016	$(79)	$(5)	$—	$(428)	$(926)	$(1,438)
Other comprehensive income (loss) before reclassifications	(29)	7	—	(184)	(27)	(233)
Tax (expense) benefit before reclassifications	7	(1)	—	37	7	50
Amounts reclassified from accumulated other comprehensive income (loss)	(63)	—	—	93	7	37
Tax (expense) benefit	89	—	—	(16)	—	73
Net other comprehensive income (loss)	4	6	—	(70)	(13)	(73)
Balance—December 31, 2016	$(75)	$1	$—	$(498)	$(939)	$(1,511)

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amounts reclassified out of each component of Accumulated other comprehensive loss are as follows:

Millions of dollars	Year Ended December 31,			Affected Line Items on the Consolidated Statements of Income
	2018	2017	2016
Reclassification adjustments for:
Financial derivatives	$(110)	$264	$(63)	Other income, net
Income tax expense (benefit)	(27)	72	(89)	Provision for income taxes
Financial derivatives, net of tax	(83)	192	26

Amortization of defined pension items:
Prior service cost	1	3	1
Actuarial loss	32	39	31
Settlement loss	3	2	61
Income tax expense	13	14	16
Defined pension items, net of tax	23	30	77
Foreign currency translations adjustments	—	—	7	Other income, net
Income tax expense (benefit)	—	—	—	Provision for income taxes
Foreign currency translations adjustments, net of tax	—	—	7
Total reclassifications, before tax	(74)	308	37
Income tax expense (benefit)	(14)	86	(73)	Provision for income taxes
Total reclassifications, after tax	$(60)	$222	$110	Amount included in net income
Amortization of prior service cost and actuarial loss are included in the computation of net periodic pension and other postretirement benefit costs (see Note 16 to the Consolidated Financial Statements).
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
Earnings per share data and dividends declared per share of common stock are as follows:

	Year Ended December 31,
	2018		2017		2016
	Continuing	Discontinued	Continuing	Discontinued	Continuing	Discontinued
Millions of dollars	Operations	Operations	Operations	Operations	Operations	Operations
Net income (loss)	$4,698	$(8)	$4,895	$(18)	$3,847	$(10)
Less: net (income) loss attributable to non-controlling interests	—	—	2	—	(1)	—
Net income (loss) attributable to the Company shareholders	4,698	(8)	4,897	(18)	3,846	(10)
Dividends on A.Schulman Special Stock	(2)	—	—	—	—	—
Net income attributable to participating securities	(6)	—	(5)	—	(4)	—
Net income (loss) attributable to ordinary shareholders—basic	$4,690	$(8)	$4,892	$(18)	$3,842	$(10)
Potential diluted effect of PSUs	(5)	—	—	—	—	—
Net income (loss) attributable to ordinary shareholders— diluted	$4,685	$(8)	$4,892	$(18)	$3,842	$(10)
Millions of shares, except per share amounts
Basic weighted average common stock outstanding	389	389	398	398	419	419
Effect of dilutive securities:
Stock options	—	—	1	1	—	—
QPA and PSU awards	—	—	—	—	1	1
Potential dilutive shares	389	389	399	399	420	420
Earnings (loss) per share:
Basic	$12.06	$(0.02)	$12.28	$(0.05)	$9.17	$(0.02)
Diluted	$12.03	$(0.02)	$12.28	$(0.05)	$9.15	$(0.02)
Participating securities	0.5	0.5	0.4	0.4	0.3	0.3
Dividends declared per share of common stock	$4.00	$—	$3.55	$—	$3.33	$—

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

22. Segment and Related Information
In conjunction with our acquisition of A. Schulman, we formed the Advanced Polymer Solutions business management function for the product lines acquired in the acquisition. In addition, the responsibility for business decisions relating to polypropylene compounds, Catalloy and polybutene-1, previously reflected in our O&P–EAI and O&P–Americas segments, were moved to our new Advanced Polymer Solutions business management function. These products are now reflected in our new Advanced Polymer Solutions segment. All comparable periods presented have been revised to reflect this change.
Our operations are managed through six operating segments, as shown below. We disclose the results of each of our operating segments in accordance with ASC 280, Segment Reporting. Each of the operating segments is managed by a senior executive reporting directly to our Chief Executive Officer, the chief operating decision maker. Discrete financial information is available for each of the segments, and our Chief Executive Officer uses the operating results of each of the operating segments for performance evaluation and resource allocation. The activities of each of our segments from which they earn revenues and incur expenses are described below:

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
“Other” includes intersegment eliminations and items that are not directly related or allocated to business operations, such as foreign exchange gains or losses and components of pension and other postretirement benefit costs other than service costs. Sales between segments are made primarily at prices approximating prevailing market prices.
.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized financial information concerning reportable segments is shown in the following table for the periods presented:

	Year Ended December 31, 2018
	O&P – Americas	O&P – EAI	I&D	APS	Refining	Technology	Other	Total
Millions of dollars
Sales and other operating revenues:
Customers	$6,883	$9,984	$9,426	$4,022	$8,221	$468	$—	$39,004
Intersegment	3,525	854	162	2	936	115	(5,594)	—
	10,408	10,838	9,588	4,024	9,157	583	(5,594)	39,004
Depreciation and amortization expense	442	208	287	69	192	43	—	1,241
Other income (expense), net	11	48	2	2	3	1	39	106
Income from equity investments	58	225	6	—	—	—	—	289
Capital expenditures	1,079	248	409	62	250	48	9	2,105
EBITDA	2,762	1,163	2,011	400	167	328	36	6,867

	Year Ended December 31, 2017
Millions of dollars	O&P – Americas	O&P – EAI	I&D	APS	Refining	Technology	Other	Total
Sales and other operating revenues:
Customers	$7,265	$9,445	$8,346	$2,922	$6,165	$341	$—	$34,484
Intersegment	2,739	773	126	—	683	109	(4,430)	—
	10,004	10,218	8,472	2,922	6,848	450	(4,430)	34,484
Depreciation and amortization expense	433	210	279	35	177	40	—	1,174
Other income (expense), net	42	138	1	(2)	2	—	(2)	179
Income from equity investments	42	271	8	—	—	—	—	321
Capital expenditures	741	163	332	55	213	32	11	1,547
EBITDA	2,899	1,927	1,490	438	157	223	—	7,134

	Year Ended December 31, 2016
Millions of dollars	O&P – Americas	O&P – EAI	I&D	APS	Refining	Technology	Other	Total
Sales and other operating revenues:
Customers	$6,463	$8,097	$7,085	$2,601	$4,559	$378	$—	$29,183
Intersegment	2,259	621	141	—	576	101	(3,698)	—
	8,722	8,718	7,226	2,601	5,135	479	(3,698)	29,183
Depreciation and amortization expense	359	201	269	31	163	41	—	1,064
Other income (expense), net	62	19	—	24	8	—	(2)	111
Income from equity investments	59	302	6	—	—	—	—	367
Capital expenditures	1,370	229	333	38	224	36	13	2,243
EBITDA	2,788	1,729	1,333	427	72	262	(9)	6,602

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2018, EBITDA for our O&P–EAI segment includes a $36 million gain from the fourth quarter 2018 sale of our carbon black subsidiary in France. Our APS segment results include charges totaling $69 million for acquisition-related transaction and integration costs associated with our acquisition of A. Schulman.
In 2017, our O&P–Americas results include a $31 million gain on the first quarter sale of property in Lake Charles, Louisiana. EBITDA for our O&P–EAI segment includes a $108 million gain on the sale of our 27% interest in Geosel and also includes a $21 million non-cash gain stemming from the elimination of an obligation associated with a lease.
In 2016, operating results for our O&P–Americas segment includes a non-cash, LCM inventory valuation charge of $26 million due mainly to the drop in polypropylene prices. Our O&P–Americas and APS segments’ results benefited from gains of $57 million and $21 million, respectively, related to the 2016 sale of our wholly owned subsidiary, Petroken Petroquimica Ensenada S.A.
A reconciliation of EBITDA to Income from continuing operations before income taxes is shown in the following table for each of the periods presented:

	Year Ended December 31,
Millions of dollars	2018	2017	2016
EBITDA:
Total segment EBITDA	$6,831	$7,134	$6,611
Other EBITDA	36	—	(9)
Less:
Depreciation and amortization expense	(1,241)	(1,174)	(1,064)
Interest expense	(360)	(491)	(322)
Add:
Interest income	45	24	17
Income from continuing operations before income taxes	$5,311	$5,493	$5,233
The following assets are summarized and reconciled to consolidated totals in the following table:

Millions of dollars	O&P – Americas	O&P – EAI	I&D	APS	Refining	Technology	Other	Total
December 31, 2018
Property, plant and equipment, net	$5,769	$1,745	$2,663	$818	$1,216	$266	$—	$12,477
Investment in PO joint ventures	—	—	469	—	—	—	—	469
Equity investments	196	1,326	73	16	—	—	—	1,611
Goodwill	162	114	229	1,300	—	9	—	1,814
December 31, 2017
Property, plant and equipment, net	$5,025	$1,794	$2,457	$350	$1,130	$241	$—	$10,997
Investment in PO joint ventures	—	—	420	—	—	—	—	420
Equity investments	187	1,366	82	—	—	—	—	1,635
Goodwill	162	121	237	41	—	9	—	570
As a result of the acquisition of A. Schulman, property, plant and equipment and goodwill attributable to the polypropylene compounds, Catalloy and polybutene-1 businesses previously reported in our O&P–Americas and O&P–EAI segments have been recast for all comparable periods presented.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-lived assets include Property, plant and equipment, net, Intangible assets, net, Investments in PO joint ventures, and Equity investments, (see Notes 8, 9 and 10 to the Consolidated Financial Statements). The following long-lived assets data is based upon the location of the assets:

	Year Ended December 31,
Millions of dollars	2018	2017
Long-lived assets:
United States	$10,346	$8,761
Germany	1,527	1,417
The Netherlands	757	779
France	565	551
Italy	343	329
Mexico	254	198
Other	1,730	1,585
Total	$15,522	$13,620
23. Unaudited Quarterly Results
The following table presents selected financial data for the quarterly periods in 2018 and 2017:

	For the Quarter Ended
Millions of dollars, except per share amounts	March 31	June 30	September 30	December 31
2018
Sales and other operating revenues	$9,767	$10,206	$10,155	$8,876
Gross profit(a)	1,755	1,916	1,656	1,148
Operating income(b)	1,494	1,626	1,317	794
Income from equity investments	96	68	89	36
Income from continuing operations(b) (c)	1,231	1,655	1,115	697
Loss from discontinued operations, net of tax	—	(1)	(2)	(5)
Net income(b) (c)	1,231	1,654	1,113	692
Earnings per share:
Basic	3.12	4.23	2.86	1.81
Diluted	3.11	4.22	2.85	1.79

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Quarter Ended
Millions of dollars, except per share amounts	March 31	June 30	September 30	December 31
2017
Sales and other operating revenues	$8,430	$8,403	$8,516	$9,135
Gross profit(a)	1,439	1,802	1,577	1,607
Operating income(b)	1,210	1,577	1,332	1,341
Income from equity investments	81	78	81	81
Income from continuing operations(b) (c)	805	1,134	1,058	1,898
Loss from discontinued operations, net of tax	(8)	(4)	(2)	(4)
Net income(b) (c)	797	1,130	1,056	1,894
Earnings per share:
Basic	1.98	2.82	2.67	4.80
Diluted	1.98	2.81	2.67	4.79

(a)	Represents Sales and other operating revenues less Cost of sales.

(b)
The three months ended September 30, 2018 and December 31, 2018 include charges for acquisition-related transaction and integration costs associated with our acquisition of A. Schulman of $53 million ($42 million, after tax) and $20 million ($15 million, after tax), respectively. The three months ended December 31, 2018 also includes a gain of $36 million ($34 million, after tax) on the sale of our carbon black subsidiary in France.

The three months ended March 31, 2017 includes a gain of $31 million ($20 million, after tax) on the sale of property in Lake Charles, Louisiana currently used as a logistic terminal. The three months ended June 30, 2017 includes a $21 million non-cash gain ($14 million, after tax) stemming from the elimination of an obligation associated with a lease. The three months ended September 30, 2017 includes a $108 million gain ($103 million, after tax) on the sale of our 27% interest in Geosel.

(c)	The three months ended June 30, 2018 includes a $346 million benefit related to $288 million of previously unrecognized tax benefits and the release of $58 million of associated accrued interest.

The three months ended March 31, 2017 includes total charges to interest expense of $113 million ($106 million, after tax) related to the redemption of $1,000 million aggregate principal amount of our outstanding 5% senior notes due 2019. The three months ended December 31, 2017 includes an $819 million non-cash tax benefit related to the lower federal income tax rate resulting from the newly enacted U.S. Tax Act.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
Effectiveness of Controls and Procedures
Our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive and financial officers) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of December 31, 2018, the end of the period covered by this Annual Report on Form 10-K.
We completed the acquisition of A. Schulman on August 21, 2018. We are in the process of assessing the internal controls of A. Schulman as part of the post-close integration process but have excluded A. Schulman from our assessment of internal control over financial reporting as of December 31, 2018. The total assets and revenues excluded from management’s assessment represent 5% and 2%, respectively, of the related consolidated financial statements as of and for the year ended December 31, 2018.
Management’s Report on Internal Control over Financial Reporting
Management’s report on our internal control over financial reporting can be found in Item 8, Financial Statements and Supplementary Data, of this report.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in our fourth fiscal quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
We have a Code of Conduct for all employees and directors, including our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. We also have a Financial Code of Ethics specifically for our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. We have posted copies of these codes on the “Corporate Governance” section of our website at www.lyb.com (within the Investor Relations section). Any waivers of the codes must be approved, in advance, by our Board of Directors. Any amendments to, or waivers from, the codes that apply to our executive officers and directors will be posted on the “Corporate Governance” section of our website.
Information regarding our executive officers is reported under the caption “Executive Officers of the Registrant” in Part I of this report, which is incorporated herein by reference.
All other information required by this Item will be included in our Proxy Statement relating to our 2019 Annual General Meeting of Shareholders and is incorporated herein by reference.*

Item 11.	Executive Compensation.
All information required by this Item will be included in our Proxy Statement relating to our 2019 Annual General Meeting of Shareholders and is incorporated herein by reference.*

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
All information required by this Item will be included in our Proxy Statement relating to our 2019 Annual General Meeting of Shareholders and is incorporated herein by reference.*

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
All information required by this Item will be included in our Proxy Statement relating to our 2019 Annual General Meeting of Shareholders and is incorporated herein by reference.*

Item 14.	Principal Accounting Fees and Services.
All information required by this Item will be included in our Proxy Statement relating to our 2019 Annual General Meeting of Shareholders and is incorporated herein by reference.*

*
Except for information or data specifically incorporated herein by reference under Items 10 through 14, other information and data appearing in our 2019 Proxy Statement are not deemed to be a part of this Annual Report on Form 10-K or deemed to be filed with the Commission as a part of this report.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.
(a) (1) Consolidated Financial Statements:
The financial statements and supplementary information listed in the Index to Financial Statements, included in Item 8.
(a) (2) Consolidated Financial Statement Schedules:
Schedules are omitted because they either are not required or are not applicable or because equivalent information has been included in the financial statements, the notes thereto or elsewhere herein.
(b) Exhibits:

Exhibit Number	Description

2.1
Agreement and Plan of Merger, dated as of February 15, 2018, among LyondellBasell Industries N.V., LYB Americas Holdco Inc., and A. Schulman, Inc. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on February 15, 2018)

3	Articles of Association of LyondellBasell Industries N.V., as amended on June 1, 2018 (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed with the SEC on June 5, 2018)

4.1
Specimen certificate for Class A ordinary shares, par value €0.04 per share, of LyondellBasell Industries N.V. (incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K filed with the SEC on February 16, 2016)

4.2
Registration Rights Agreement by and among LyondellBasell Industries N.V. and the Holders (as defined therein), dated as of April 30, 2010 (incorporated by reference to Exhibit 4.7 to Amendment No. 2 to Form 10 filed with the SEC on July 26, 2010)

4.3
Second Amended and Restated Nomination Agreement, dated June 1, 2018, between AI International Chemicals S.à R.L. and LyondellBasell Industries N.V. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on June 5, 2018)

4.4
Indenture relating to 6.0% Senior Notes due 2021, among the Company, as issuer, each of the Guarantors named therein, as guarantors, Wells Fargo National Association, as trustee, registrar and paying agent, dated as of November 14, 2011 (including form of 6.0% Senior Note due 2021) (incorporated by reference to Exhibit 4.1 to Form 8-K filed with the SEC on November 17, 2011)

4.5
First Supplemental Indenture, dated as of December  10, 2015, to Indenture dated as of November  14, 2011, between the Company and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on December 14, 2015)

4.6
Indenture relating to 5.75% Senior Notes due 2024, among LyondellBasell Industries N.V., as issuer, each of the Guarantors named therein, as guarantors, Wells Fargo Bank, National Association, as trustee, registrar and paying agent, dated as of April 9, 2012 (including form of 5.750% Senior Note due 2024) (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on April 10, 2012)

4.7
First Supplemental Indenture, dated as of December  10, 2015, to Indenture dated as of April 9, 2012, between the Company and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on December  14, 2015)

Exhibit Number	Description

4.8
Indenture, among LYB International Finance B.V., as issuer, LyondellBasell Industries N.V., as guarantor, and Wells Fargo Bank, National Association, as trustee, dated as of July 16, 2013 (incorporated by reference to Exhibit 4.1 to our Form 8-K filed with the SEC on July 16, 2013)

4.9
Indenture, among LYB International Finance II B.V., as Issuer, LyondellBasell Industries N.V., as Guarantor, and Deutsche Bank Trust Company Americas, as Trustee, dated as of March 2, 2016 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on March 2, 2016)

4.10
Officer’s Certificate of LYB International Finance II B.V. relating to the 1.875% Guaranteed Notes due 2022, dated as of March 2, 2016 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on March 2, 2016)

4.11
Form of LYB International Finance II B.V.’s 1.875% Guaranteed Notes due 2022 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on March 2, 2016 and included in Exhibit A thereto)

4.12
Officer’s Certificate of LYB International Finance II B.V. relating to the 3.500% Guaranteed Notes due 2027, dated as of March 2, 2016 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on March 2, 2016)

4.13
Form of LYB International Finance II B.V.’s 3.500% Guaranteed Notes due 2027 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on March 2, 2017 and included in Exhibit A thereto)

4.14
Indenture, between LyondellBasell Industries N.V. as Company and Wells Fargo Bank, National Association, as Trustee dated as of March 5, 2015 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on March 5, 2015)

4.15
Officer’s Certificate of LyondellBasell Industries, N.V. relating to the 4.625% Senior Notes due 2055, dated as of March 5, 2015 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on March 5, 2015)

4.16
Form of LyondellBasell Industries N.V.’s 4.625% Senior Notes due 2055 (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on March 5, 2015 and included in Exhibit 4.2 thereto)

10.1+
Employment Agreement by and among Bhavesh V. Patel, Lyondell Chemical Company and LyondellBasell Industries, N.V., dated as of December 18, 2014 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on December 22, 2014)

10.2+
Amendment to Employment Agreement by and among Lyondell Chemical Company, LyondellBasell Industries N.V. and Bhavesh V. Patel (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 9, 2017)

10.3+*	Amendment No. 2 to Employment Agreement by and among Lyondell Chemical Company, LyondellBasell Industries, N.V., and Bhavesh V. Patel

10.4+
Employment Agreement dated November  6, 2015, between Basell Service Company, B.V. and Thomas Aebischer (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on November 9, 2015).

Exhibit Number	Description

10.5+
Letter Agreement dated November 6, 2015 between Thomas Aebischer and Lyondell Chemical Company (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on November 9, 2015)

10.6+
Reimbursement Agreement, dated June 4, 2018, between Steven Doktycz and Lyondell Chemical Company (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on June 5, 2018)

10.7+
Settlement Agreement, dated June 4, 2018, among The Dow Chemical Company, Lyondell Chemical Company and Stephen Doktycz (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on June 5, 2018)

10.8+
Good Leaver Undertaking and Defense Agreement, dated January 20, 2017, between Lyondell Chemical Company and Stephen Doktycz (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on June 5, 2018)

10.9+	LyondellBasell U.S. Senior Management Deferral Plan dated effective as of May 1, 2012 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2012)

10.10+
First Amendment to the LyondellBasell U.S. Senior Management Deferral Plan dated effective as of January 1, 2013 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on April 30, 2013)

10.11+
LyondellBasell Executive Severance Plan, Amended & Restated, Effective as of June 1, 2015 and Form of Participation Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 5, 2015)

10.12+*	Form of Officer and Director Indemnification Agreement

10.13+	LyondellBasell Industries 2017 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on February 23, 2017)

10.14+	2017 Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on February 23, 2017)

10.15+	2017 Form of Performance Share Unit Agreement (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on February 23, 2017)

10.16+	2017 Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on February 23, 2017)

10.17+*	2019 Form of Restricted Stock Unit Agreement

10.18+*	2019 Form of Performance Share Unit Agreement

10.19+*	2019 Form of Non-Qualified Stock Option Agreement

10.20
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

Exhibit Number	Description

10.21
Amendment No. 1 to the Amended and Restated Credit Agreement, dated June  3, 2016, among LyondellBasell Industries N.V. and LYB Americas Finance Company, as Borrowers, the Lenders, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Citibank, N.A. and Deutsche Bank Securities Inc., as Syndication Agents and the other parties thereto (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on June 6, 2016)

10.22
Consent Agreement, dated June 3, 2016, among LyondellBasell Industries N.V. and LYB Americas Finance Company, as Borrowers, Bank of America, N.A., as Administrative Agent and the lender parties thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 6, 2016)

10.23
Consent Agreement, dated June 5, 2017, among LyondellBasell Industries N.V. and LYB Americas Finance Company LLC, as Borrowers, Bank of America, N.A., as Administrative Agent and the lender parties thereto (incorporated by reference to Exhibit 10 to our Current Report on Form 8-K filed with the SEC on June 7, 2017)

10.24
364-Day Credit Agreement, dated February 8, 2019 among LyondellBasell Industries N.V., as guarantor, and LYB Americas Finance Company LLC, as borrower, the lenders party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on February 8, 2019)

10.25
Receivables Purchase Agreement, dated September 11, 2012, by and among Lyondell Chemical Company, as initial servicer, and LYB Receivables LLC, a bankruptcy-remote special purpose entity that is a wholly owned subsidiary of the Company, PNC National Association, as Administrator and LC Bank, certain conduit purchasers, committed purchasers, LC participants and purchaser agents that are parties thereto from time to time (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on September 14, 2012)

10.26
Second Amendment to Receivables Purchase Agreement, dated as of August 26, 2015, among Lyondell Chemical Company, as servicer, LYB Receivables LLC, as seller, the conduit purchasers, related committed purchasers, LC participants and purchaser agents party thereto, the other parties thereto and Mizuho Bank, Ltd., as Administrator and LC Bank (incorporated by reference to Exhibit 10 to our Current Report on Form 8-K filed with the SEC on August 28, 2015)

10.27
Third Amendment to Receivables Purchase Agreement, dated as of July 24, 2018, among Lyondell Chemical Company, as servicer, LYB Receivables LLC, as seller, the conduit purchasers, related committed purchasers, LC participants and purchaser agents party thereto, the other parties thereto and Mizuho Bank, Ltd., as Administrator and LC Bank (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 27, 2018)

10.28
Purchase and Sale Agreement, dated September 11, 2012, by and among Lyondell Chemical Company, Equistar Chemicals, LP and LyondellBasell Acetyls, LLC, the other originators from time to time parties thereto, Lyondell Chemical Company, as initial servicer and LYB Receivables LLC, a bankruptcy-remote special purpose entity that is a wholly owned subsidiary of the Company (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on September 14, 2012)

10.29
Consent Agreement, dated June 5, 2015, among LyondellBasell Industries N.V. and LYB Americas Finance Company, as Borrowers, Bank of America, N.A., as Administrative Agent and the lender parties thereto (incorporated by reference to Exhibit 10 to our Current Report on Form 8-K filed with the SEC on June 9, 2015)

Exhibit Number	Description

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

LYONDELLBASELL INDUSTRIES N.V.

Date: February 21, 2019		/S/ BHAVESH V. PATEL
	Name:	Bhavesh V. Patel
	Title:	Chief Executive Officer

Signature	Title	Date

/S/ BHAVESH V. PATEL	Chief Executive Officer and	February 21, 2019
Bhavesh V. Patel	Director
(Principal Executive Officer)

/S/ THOMAS AEBISCHER	Executive Vice President and	February 21, 2019
Thomas Aebischer	Chief Financial Officer
(Principal Financial Officer)

/S/ JACINTH C. SMILEY	Vice President and	February 21, 2019
Jacinth C. Smiley	Chief Accounting Officer
(Principal Accounting Officer)

/S/ JACQUES AIGRAIN	Chairman of the Board	February 21, 2019
Jacques Aigrain	and Director

/S/ LINCOLN BENET	Director	February 21, 2019
Lincoln Benet

/S/ JAGJEET S. BINDRA	Director	February 21, 2019
Jagjeet S. Bindra

/S/ ROBIN BUCHANAN	Director	February 21, 2019
Robin Buchanan

/S/ STEPHEN F. COOPER	Director	February 21, 2019
Stephen F. Cooper

/S/ NANCE K. DICCIANI	Director	February 21, 2019
Nance K. Dicciani

/S/ CLAIRE S. FARLEY	Director	February 21, 2019
Claire S. Farley

/S/ BELLA D. GOREN	Director	February 21, 2019
Bella D. Goren

/S/ MICHAEL S. HANLEY	Director	February 21, 2019
Michael S. Hanley

/S/ BRUCE A. SMITH	Director	February 21, 2019
Bruce A. Smith

/S/ RUDY M.J. VAN DER MEER	Director	February 21, 2019
Rudy M.J. van der Meer