Form 10-Q
period 2019-03-31
LyondellBasell Industries N.V.
filed 2019-04-26
CIK 1489393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission file number: 001-34726
LYONDELLBASELL INDUSTRIES N.V.
(Exact name of registrant as specified in its charter)

The Netherlands		98-0646235
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

1221 McKinney St., Suite 300 Houston, Texas USA 77010	4th Floor, One Vine Street London W1J0AH The United Kingdom	Delftseplein 27E 3013 AA Rotterdam The Netherlands
(Addresses of registrant’s principal executive offices)

(713) 309-7200	+44 (0) 207 220 2600	+31 (0)10 275 5500
(Registrant’s telephone numbers, including area codes)

Title of Each Class	Trading Symbol	Name of Each Exchange On Which Registered
Ordinary Shares, €0.04 Par Value	LYB	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐
The registrant had 370,327,226 ordinary shares, €0.04 par value, outstanding at April 24, 2019 (excluding 29,883,054 treasury shares).

LYONDELLBASELL INDUSTRIES N.V.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
Millions of dollars, except earnings per share	2019	2018
Sales and other operating revenues:
Trade	$8,565	$9,530
Related parties	213	237
	8,778	9,767
Operating costs and expenses:
Cost of sales	7,446	8,012
Selling, general and administrative expenses	287	233
Research and development expenses	28	28
	7,761	8,273
Operating income	1,017	1,494
Interest expense	(92)	(91)
Interest income	6	11
Other income, net	25	24
Income before equity investments and income taxes	956	1,438
Income from equity investments	64	96
Income before income taxes	1,020	1,534
Provision for income taxes	203	303
Net income	817	1,231
Dividends on A. Schulman Special Stock	(2)	—
Net income attributable to the Company shareholders	$815	$1,231

Earnings per share:
Net income attributable to the Company shareholders —
Basic	$2.19	$3.12
Diluted	$2.19	$3.11
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
Millions of dollars	2019	2018
Net income	$817	$1,231
Other comprehensive income (loss), net of tax –
Financial derivatives	(50)	7
Defined benefit pension and other postretirement benefit plans	5	7
Foreign currency translations	(10)	40
Total other comprehensive income (loss), net of tax	(55)	54
Comprehensive income	762	1,285
Dividends on A. Schulman Special Stock	(2)	—
Comprehensive income attributable to the Company shareholders	$760	$1,285
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED BALANCE SHEETS

Millions of dollars	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$339	$332
Restricted cash	19	69
Short-term investments	423	892
Accounts receivable:
Trade, net	3,508	3,355
Related parties	172	148
Inventories	4,496	4,515
Prepaid expenses and other current assets	1,329	1,255
Total current assets	10,286	10,566
Operating lease assets	1,534	—
Property, plant and equipment at cost	19,244	18,701
Less: Accumulated depreciation	(6,447)	(6,224)
Property, plant and equipment, net	12,797	12,477
Investments and long-term receivables:
Investment in PO joint ventures	464	469
Equity investments	1,650	1,611
Other investments and long-term receivables	23	23
Goodwill	1,803	1,814
Intangible assets, net	945	965
Other assets	387	353
Total assets	$29,889	$28,278
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED BALANCE SHEETS

Millions of dollars, except shares and par value data	March 31, 2019	December 31, 2018
LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY
Current liabilities:
Current maturities of long-term debt	$5	$5
Short-term debt	2,377	885
Accounts payable:
Trade	2,610	2,560
Related parties	577	527
Accrued liabilities	1,443	1,536
Total current liabilities	7,012	5,513
Long-term debt	7,522	8,497
Operating lease liabilities	1,282	—
Other liabilities	1,830	1,897
Deferred income taxes	1,967	1,975
Commitments and contingencies
Redeemable non-controlling interests	116	116
Stockholders’ equity:
Ordinary shares, €0.04 par value, 1,275 million shares authorized, 370,326,103 and 375,696,661 shares outstanding, respectively	22	22
Additional paid-in capital	6,996	7,041
Retained earnings	7,206	6,763
Accumulated other comprehensive loss	(1,418)	(1,363)
Treasury stock, at cost, 29,884,177 and 24,513,619 ordinary shares, respectively	(2,668)	(2,206)
Total Company share of stockholders’ equity	10,138	10,257
Non-controlling interests	22	23
Total equity	10,160	10,280
Total liabilities, redeemable non-controlling interests and equity	$29,889	$28,278
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
Millions of dollars	2019	2018
Cash flows from operating activities:
Net income	$817	$1,231
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	322	299
Amortization of debt-related costs	1	4
Share-based compensation	12	9
Equity investments –
Equity income	(64)	(96)
Distributions of earnings, net of tax	25	—
Deferred income taxes	46	61
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(206)	(196)
Inventories	(3)	(55)
Accounts payable	105	72
Other, net	(398)	(323)
Net cash provided by operating activities	657	1,006
Cash flows from investing activities:
Expenditures for property, plant and equipment	(599)	(429)
Purchases of available-for-sale debt securities	—	(50)
Proceeds from sales and maturities of available-for-sale debt securities	308	335
Proceeds from sales and maturities of equity securities	162	—
Other, net	(49)	(45)
Net cash used in investing activities	(178)	(189)
Cash flows from financing activities:
Repurchases of Company ordinary shares	(512)	(119)
Dividends paid - common stock	(372)	(395)
Purchase of non-controlling interest	(63)	—
Issuance of short-term debt	2,000	—
Repayment of long-term debt	(1,000)	—
Net repayments of commercial paper	(559)	—
Other, net	(15)	(6)
Net cash used in financing activities	(521)	(520)
Effect of exchange rate changes on cash	(1)	15
(Decrease) increase in cash and cash equivalents and restricted cash	(43)	312
Cash and cash equivalents and restricted cash at beginning of period	401	1,528
Cash and cash equivalents and restricted cash at end of period	$358	$1,840
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Company Share of Stockholders’ Equity	Non- Controlling Interests
Millions of dollars	Issued	Treasury
Balance, December 31, 2018	$22	$(2,206)	$7,041	$6,763	$(1,363)	$10,257	$23
Net income	—	—	—	817	—	817	—
Other comprehensive loss	—	—	—	—	(55)	(55)	—
Share-based compensation	—	26	2	—	—	28	—
Dividends - common stock ($1.00 per share)	—	—	—	(372)	—	(372)	—
Dividends - A. Schulman Special Stock ($15.00 per share)	—	—	—	(2)	—	(2)	—
Repurchases of Company ordinary shares	—	(488)	—	—	—	(488)	—
Purchase of non-controlling interest	—	—	(47)	—	—	(47)	(1)
Balance, March 31, 2019	$22	$(2,668)	$6,996	$7,206	$(1,418)	$10,138	$22

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Company Share of Stockholders’ Equity	Non- Controlling Interests
Millions of dollars	Issued	Treasury
Balance, December 31, 2017	$31	$(15,749)	$10,206	$15,746	$(1,285)	$8,949	$1
Adoption of accounting standards	—	—	—	95	(70)	25	—
Net income	—	—	—	1,231	—	1,231	—
Other comprehensive income	—	—	—	—	54	54	—
Share-based compensation	—	22	8	—	—	30	—
Dividends - common stock ($1.00 per share)	—	—	—	(395)	—	(395)	—
Repurchases of Company ordinary shares	—	(138)	—	—	—	(138)	—
Purchase of non-controlling interest	—	—	(28)	—	—	(28)	—
Balance, March 31, 2018	$31	$(15,865)	$10,186	$16,677	$(1,301)	$9,728	$1
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
The accompanying Consolidated Financial Statements are unaudited and have been prepared from the books and records of LyondellBasell N.V. in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. In our opinion, all adjustments, including normal recurring adjustments, considered necessary for a fair statement have been included. The results for interim periods are not necessarily indicative of results for the entire year. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
2.    Accounting and Reporting Changes

Standard	Description	Period of Adoption	Effect on the Consolidated Financial Statements
Recently Adopted Guidance
ASU 2016-02, Leases (Topic 842) (including subsequent amendments: ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842, ASU 2018-10, Codification Improvements to Topic 842, ASU 2018-11, Leases, Targeted Improvements, and ASU 2019-01, Leases
Codification Improvements)

The new guidance establishes a right-of-use model that requires a lessee to recognize a right-of-use asset and lease liability on the balance sheet for all leases with a term greater than 12 months. Leases are classified as finance or operating, with classification affecting the timing and classification of expense recognition. This guidance also enhances disclosure requirements and is effective for public entities for annual periods beginning after December 15, 2018.
		First quarter of 2019	See Note 8 for disclosures related to the adoption of this guidance.
ASU 2018-09, Codification Improvements
This guidance makes minor improvements in various subtopics. Many of the amendments within the ASU do not require transition and are effective upon issuance. However, some amendments are not effective until fiscal years beginning after December 15, 2018.
		First quarter of 2019	The adoption of the new guidance did not have a material impact on our Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Standard	Description	Period of Adoption	Effect on the Consolidated Financial Statements
ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
This amendment requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected, resulting in the use of a current expected credit loss (“CECL”) model when measuring an impairment of financial instruments. Credit losses related to available-for-sale securities should be recorded in the consolidated income statement through an allowance for credit losses. Estimated credit losses utilizing the CECL model are based on historical experience, current conditions and forecasts that affect collectability. This ASU also modifies the impairment model for available-for-sale debt securities by eliminating the concept of “other than temporary” as well as providing a simplified accounting model for purchased financial assets with credit deterioration since their origination. The guidance will be effective for annual and interim periods beginning after
December 15, 2019. Early adoption is permitted.
		First quarter of 2019 (early adopted)	The adoption of the new guidance did not have a material impact on our Consolidated Financial Statements.
Accounting Guidance Issued But Not Adopted as of March 31, 2019
ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Change to the Disclosure Requirements for Fair Value Measurement
This guidance eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project. It removes transfer disclosures between Level 1 and Level 2 of the fair value hierarchy, and adds disclosures for the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The guidance will be effective for public entities for annual and interim periods beginning after December 15, 2019. Early adoption is permitted.
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
3.    Business Combination
On August 21, 2018, we acquired all of the outstanding common stock of A. Schulman Inc., a Delaware corporation, for an aggregate purchase price of approximately $1,940 million.
The purchase price was allocated based on the fair value of the acquired assets and liabilities, redeemable noncontrolling interests and noncontrolling interests assumed on the acquisition date. The allocation is based on preliminary information and is subject to change as additional information concerning final asset and liability valuations is obtained. The primary areas of the preliminary purchase price allocation that have not been finalized relate to the fair value of property, plant and equipment, intangible assets, contingencies and the related impacts on deferred income taxes and cumulative translation adjustments. There were no material purchase price adjustments recorded during the three months ended March 31, 2019.
4.    Revenues
Contract Balances—Contract liabilities were $195 million and $138 million at March 31, 2019 and December 31, 2018, respectively. Revenue recognized in the reporting period, included in the contract liability balance at the beginning of the period, was immaterial.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Disaggregation of Revenues—The following table presents our revenues disaggregated by key products for the three months ended March 31, 2019 and 2018, respectively:

	Three Months Ended March 31,
Millions of dollars	2019	2018
Sales and other operating revenues:
Olefins and co-products	$748	$1,020
Polyethylene	1,666	1,978
Polypropylene	1,315	1,520
PO and derivatives	559	649
Oxyfuels and related products	664	795
Intermediate chemicals	609	848
Compounding and solutions	1,140	609
Advanced polymers	198	228
Refined products	1,743	2,002
Other	136	118
Total	$8,778	$9,767
The following table presents our revenues disaggregated by geography, based upon the location of the customer, for the three months ended March 31, 2019 and 2018, respectively:

	Three Months Ended March 31,
Millions of dollars	2019	2018
Sales and other operating revenues:
United States	$3,893	$4,653
Germany	731	821
Mexico	528	478
Italy	387	394
France	362	350
Japan	203	301
China	298	282
The Netherlands	252	276
Other	2,124	2,212
Total	$8,778	$9,767
5.    Accounts Receivable
Our allowance for doubtful accounts receivable, which is reflected in the Consolidated Balance Sheets as a reduction of accounts receivable, totaled $15 million and $16 million at March 31, 2019 and December 31, 2018, respectively.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

6.    Inventories
Inventories consisted of the following components:

Millions of dollars	March 31, 2019	December 31, 2018
Finished goods	$3,010	$3,066
Work-in-process	215	138
Raw materials and supplies	1,271	1,311
Total inventories	$4,496	$4,515
7.    Debt
Long-term loans, notes and other long-term debt, net of unamortized discount and debt issuance cost, consisted of the following:

Millions of dollars	March 31, 2019	December 31, 2018
Senior Notes due 2019, $1,000 million, 5.0%	$—	$988
Senior Notes due 2021, $1,000 million, 6.0% ($5 million of debt issuance cost)	982	975
Senior Notes due 2024, $1,000 million, 5.75% ($6 million of debt issuance cost)	994	993
Senior Notes due 2055, $1,000 million, 4.625% ($16 million of discount; $11 million of debt issuance cost)	973	973
Term Loan due 2022, $4,000 million	—	—
Guaranteed Notes due 2022, €750 million, 1.875% ($2 million of discount; $2 million of debt issuance cost)	840	855
Guaranteed Notes due 2023, $750 million, 4.0% ($5 million of discount; $3 million of debt issuance cost)	742	742
Guaranteed Notes due 2027, $1,000 million, 3.5% ($8 million of discount; $7 million of debt issuance cost)	986	964
Guaranteed Notes due 2027, $300 million, 8.1%	300	300
Guaranteed Notes due 2043, $750 million, 5.25% ($20 million of discount; $7 million of debt issuance cost)	723	722
Guaranteed Notes due 2044, $1,000 million, 4.875% ($11 million of discount; $9 million of debt issuance cost)	980	980
Other	7	10
Total	7,527	8,502
Less current maturities	(5)	(5)
Long-term debt	$7,522	$8,497

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Fair value hedging adjustments associated with the fair value hedge accounting of our fixed-for-floating interest rate swaps for the applicable periods are as follows:

		Gains (Losses)		Cumulative Fair Value Hedging Adjustments Included in Carrying Amount of Debt
	Inception Year	Three Months Ended March 31,		March 31,	December 31,
Millions of dollars		2019	2018	2019	2018
Senior Notes due 2019, 5.0%	2014	$(11)	$(1)	$—	$11
Senior Notes due 2021, 6.0%	2016	(7)	14	13	20
Guaranteed Notes due 2027, 3.5%	2017	(22)	31	(1)	21
Guaranteed Notes due 2022, 1.875%	2018	—	—	(1)	(1)
Total		$(40)	$44	$11	$51
The cumulative fair value hedging adjustments remaining at December 31, 2018 associated with our Senior Notes due 2019 included $7 million for hedges that were discontinued. Fair value adjustments are recognized in Interest expense in the Consolidated Statements of Income.
Short-term loans, notes, and other short-term debt consisted of the following:

Millions of dollars	March 31, 2019	December 31, 2018
$2,000 million Term Loan	$2,000	$—
$2,500 million Senior Revolving Credit Facility	—	—
$900 million U.S. Receivables Facility	—	—
Commercial paper	251	809
Precious metal financings	123	71
Other	3	5
Total short-term debt	$2,377	$885
Long-Term Debt
Three-Year Term Loan due 2022—In March 2019, LYB Americas Finance Company LLC, a wholly owned subsidiary of LyondellBasell Industries N.V., entered into a three-year $4,000 million senior unsecured delayed draw term loan credit facility that matures in March 2022. Borrowings under the credit agreement may be made on up to six occasions by December 31, 2019. Proceeds under this credit agreement, which is fully and unconditionally guaranteed by LyondellBasell Industries. N.V., may be used for general corporate purposes.
Borrowings under the credit agreement bear interest at either a base rate or LIBOR rate, as defined, plus in each case, an applicable margin determined by reference to LyondellBasell Industries N.V.’s current credit ratings.
The credit agreement contains customary representations and warranties and contains certain restrictive covenants regarding, among other things, secured indebtedness, subsidiary indebtedness, mergers and sales of assets. In addition, we are required to maintain a leverage ratio at the end of every fiscal quarter of 3.50 to 1.00, or less, for the period covering the most recent four quarters.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Senior Notes due 2019—In February 2019, proceeds from the new senior unsecured term loan credit agreement discussed below were used to redeem the remaining $1,000 million outstanding of our 5% Senior Notes due 2019 at par. In conjunction with the redemption of these notes, we recognized non-cash charges of less than $1 million for unamortized debt issuance costs and $8 million for the write-off of the cumulative fair value hedge accounting adjustment related to the redeemed notes.
 Short-Term Debt
Term Loan due 2020—In February 2019, LYB Americas Finance Company LLC (“LYB Americas Finance”), a wholly owned subsidiary of LyondellBasell Industries N.V., entered into a 364-day, $2,000 million senior unsecured term loan credit agreement and borrowed the entire amount. The proceeds of this term loan, which is fully and unconditionally guaranteed by LyondellBasell Industries N.V., are intended for general corporate purposes, including the repayment of debt.
Borrowings under the credit agreement will bear interest at either a base rate or LIBOR rate, as defined, plus in each case, an applicable margin determined by reference to LyondellBasell Industries N.V.’s current credit ratings.
The credit agreement contains customary covenants and warranties, including specified restrictions on indebtedness, including secured and subsidiary indebtedness, and merger and sales of assets. In addition, we are required to maintain a leverage ratio at the end of every fiscal quarter of 3.50 to 1.00, or less, for the period covering the most recent four quarters.
Senior Revolving Credit Facility—Our $2,500 million revolving credit facility, which expires in June 2022, may be used for dollar and euro denominated borrowings, has a $500 million sublimit for dollar and euro denominated letters of credit, a $1,000 million uncommitted accordion feature, and supports our commercial paper program. The aggregate balance of outstanding borrowings, including amounts outstanding under our commercial paper program, and letters of credit under this facility may not exceed $2,500 million at any given time. Borrowings under the facility bear interest at either a base rate or LIBOR rate, plus an applicable margin. Additional fees are incurred for the average daily unused commitments.
The facility contains customary covenants and warranties, including specified restrictions on indebtedness and liens. In addition, we are required to maintain a leverage ratio at the end of every fiscal quarter of 3.50 to 1.00, or less, for the period covering the most recent four quarters.
Commercial Paper Program—We have a commercial paper program under which we may issue up to $2,500 million of privately placed, unsecured, short-term promissory notes (“commercial paper”). This program is backed by our $2,500 million Senior Revolving Credit Facility. Proceeds from the issuance of commercial paper may be used for general corporate purposes, including dividends and share repurchases. Interest rates on the commercial paper outstanding at March 31, 2019 are based on the terms of the notes and range from 2.63% to 2.69%.
U.S. Receivables Facility—Our U.S. accounts receivable facility, which expires in July 2021, has a purchase limit of $900 million in addition to a $300 million uncommitted accordion feature. This facility provides liquidity through the sale or contribution of trade receivables by certain of our U.S. subsidiaries to a wholly owned, bankruptcy-remote subsidiary on an ongoing basis and without recourse. The bankruptcy-remote subsidiary may then, at its option and subject to a borrowing base of eligible receivables, sell undivided interests in the pool of trade receivables to financial institutions participating in the facility. In the event of liquidation, the bankruptcy-remote subsidiary’s assets will be used to satisfy the claims of its creditors prior to any assets or value in the bankruptcy-remote subsidiary becoming available to us. We are responsible for servicing the receivables. This facility also provides for the issuance of letters of credit up to $200 million. The term of the facility may be extended in accordance with the terms of the agreement. The facility is also subject to customary warranties and covenants, including limits and reserves and the maintenance of specified financial ratios. We are required to maintain a leverage ratio at the end of every fiscal quarter of 3.50 to 1.00, or less, for the period covering the most recent four quarters. Performance obligations under the facility are guaranteed by the parent company. Additional fees are incurred for the average daily unused commitments.
At March 31, 2019, there were no borrowings or letters of credit under the facility.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Weighted Average Interest Rate—At March 31, 2019 and December 31, 2018, our weighted average interest rate on outstanding short-term debt was 3.6% and 3.1%, respectively.
Debt Discount and Issuance Costs—For the three months ended March 31, 2019 and 2018, amortization of debt discounts and debt issuance costs resulted in amortization expense of $1 million and $4 million, respectively, which is included in Interest expense in the Consolidated Statements of Income.
Other Information—LYB International Finance III, LLC is a direct, 100% owned finance subsidiary of LyondellBasell N.V., as defined in Rule 3-10(b) of Regulation S-X. Any debt securities issued by LYB International Finance III, LLC will be fully and unconditionally guaranteed by LyondellBasell N.V.
As of March 31, 2019, we are in compliance with our debt covenants.
8.    Leases
Adoption of the New Lease Accounting Guidance—On January 1, 2019, we adopted ASC 842, Leases and related amendments using the modified retrospective method. Upon adoption, we recognized Operating lease assets and Operating lease liabilities of $1,533 million and $1,553 million, respectively. We also reduced Accrued liabilities and Other liabilities by $2 million and $18 million, respectively. The adoption of this new guidance did not have a material impact on our Consolidated Statements of Income or Cash Flows.
We elected the practical expedients that permit us not to reassess our prior conclusions about lease identification, lease classification, initial direct costs and whether existing land easements that were not previously accounted for as leases under previous accounting standards are, or contain a lease under the new standard. We also elected the practical expedient to account for lease and associated non-lease components as a single lease component asset for all asset classes with the exception of utilities and pipeline assets within major manufacturing equipment, which do not have a material impact on our Consolidated Financial Statements.
Comparative financial information has not been restated and continues to be reported under the accounting standards in effect for those periods.
At inception of a contract, we determine if the contract contains a lease. When a lease is identified, we recognize a right-of-use asset and a corresponding lease liability based on the present value of the lease payments over the lease term discounted using our incremental borrowing rate, unless an implicit rate is readily determinable. Lease payments include fixed and variable lease components. Variable components are derived from usage or market-based indices, such as the consumer price index. Options to extend or terminate the lease are reflected in the lease payments and lease term when it is reasonably certain that we will exercise those options. Leases with an initial term of 12 months or less are not recorded on the balance sheet. We recognize lease expense on a straight-line basis over the lease term.
Operating Leases—The majority of our leases are operating leases. We lease storage tanks, terminal facilities, land, office facilities, railcars, pipelines, barges, plant equipment and other equipment. As of March 31, 2019, our Operating lease assets were $1,534 million. Operating lease liabilities totaled $1,555 million of which $273 million are current and recorded in Accrued liabilities. These values were derived using a weighted average discount rate of 4.5%.
Our operating leases have remaining lease terms ranging from less than 1 year to 30 years and have a weighted-average remaining lease term of 8 years. While extension clauses included in our leases do not materially impact our Operating lease assets or Operating lease liabilities, certain leases include options to extend the lease for up to 20 years.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Maturities of operating lease liabilities as of March 31, 2019 are as follows:

Millions of dollars
Last nine months of 2019	$255
2020	295
2021	247
2022	211
2023	183
Thereafter	645
Total lease payments	1,836
Less: Imputed interest	(281)
Present value of lease liabilities	$1,555
The following table presents the components of operating lease cost for the three months ended March 31, 2019:

Millions of dollars
Operating lease cost	$90
Short-term lease cost	40
Variable lease cost	17
Net operating lease cost	$147
Cash paid for operating lease liabilities totaled $91 million for the three months ended March 31, 2019. Leased assets obtained in exchange for new operating lease liabilities, including all leases recognized upon adoption of the new lease accounting standard, totaled $1,652 million for the three months ended March 31, 2019.
As of March 31, 2019, we have entered into additional operating leases, with an undiscounted value of $544 million, primarily for storage tanks related to our new PO/TBA plant at our Channelview, Texas facility. These leases, which will commence between 2019 and 2022, have lease terms ranging from 2 to 20 years.
Lease Commitments—As of December 31, 2018, the undiscounted aggregate future estimated payments for our operating lease commitments, including those which have not commenced, and those with an initial term of 12 months of less, were as follows:

Millions of dollars
2019	$365
2020	288
2021	256
2022	236
2023	204
Thereafter	1,126
Total minimum lease payments	$2,475

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

9.     Financial Instruments and Fair Value Measurements
We are exposed to market risks, such as changes in commodity pricing, currency exchange rates and interest rates. To manage the volatility related to these exposures, we selectively enter into derivative transactions pursuant to our risk management policies.
A summary of our financial instruments, risk management policies, derivative instruments, hedging activities and fair value measurement can be found in Notes 2 and 15 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2018. If applicable, updates have been included in the respective sections below.
At March 31, 2019 and December 31, 2018, we had marketable securities classified as cash and cash equivalents of $15 million and $19 million, respectively.
Foreign Currency Gain (Loss)—Other income, net, in the Consolidated Statements of Income reflected foreign currency gains of $11 million and $6 million for the three months ended March 31, 2019 and 2018, respectively.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Financial Instruments Measured at Fair Value on a Recurring Basis—The following table summarizes financial instruments outstanding as of March 31, 2019 and December 31, 2018 that are measured at fair value on a recurring basis:

	March 31, 2019		December 31, 2018
Millions of dollars	Notional Amount	Fair Value	Notional Amount	Fair Value	Balance Sheet Classification
Assets–
Derivatives designated as hedges:
Commodities	$618	$7	$472	$12	Prepaid expenses and other current assets
Foreign currency	—	52	—	27	Prepaid expenses and other current assets
Foreign currency	2,000	169	2,000	117	Other assets
Interest rates	—	26	600	33	Prepaid expenses and other current assets
Interest rates	790	3	143	1	Other assets
Derivatives not designated as hedges:
Commodities	124	2	35	5	Prepaid expenses and other current assets
Foreign currency	618	5	599	3	Prepaid expenses and other current assets
Non-derivatives:
Available-for-sale debt securities	258	259	567	567	Short-term investments
Equity securities	161	170	322	325	Short-term investments
Total	$4,569	$693	$4,738	$1,090
Liabilities–
Derivatives designated as hedges:
Commodities	$—	$—	$4	$—	Accrued liabilities
Foreign currency	—	33	—	17	Accrued liabilities
Foreign currency	950	58	950	75	Other liabilities
Interest rates	1,000	53	1,400	16	Accrued liabilities
Interest rates	1,850	41	2,500	45	Other liabilities
Derivatives not designated as hedges:
Commodities	129	6	63	14	Accrued liabilities
Foreign currency	234	—	1,165	7	Accrued liabilities
Non-derivatives:
Performance share awards	—	—	29	29	Accrued liabilities
Total	$4,163	$191	$6,111	$203
Commodity derivatives designated as hedges are classified as Level 1. As of March 31, 2019, these commodity derivatives had notional and fair values of $618 million and $7 million, respectively. Our investments in equity securities discussed below are measured at fair value using the net asset value per share, or its equivalent, practical expedient and have not been classified in the fair value hierarchy. All other derivatives and available-for-sale debt securities in the tables above are classified as Level 2.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

At March 31, 2019, our outstanding foreign currency and commodity contracts, not designated as hedges, mature from April 2019 to August 2019 and April 2019 to May 2019, respectively.
Financial Instruments Not Measured at Fair Value on a Recurring Basis—The following table presents the carrying value and estimated fair value of our financial instruments that are not measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018. Short-term loans receivable, which represent our repurchase agreements, and short-term and long-term debt are recorded at amortized cost in the Consolidated Balance Sheets. The carrying and fair values of short-term and long-term debt exclude finance leases and commercial paper.

	March 31, 2019		December 31, 2018
Millions of dollars	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-derivatives:
Assets:
Short-term loans receivable	$534	$534	$544	$544
Liabilities:
Short-term debt	$2,126	$2,131	$71	$77
Long-term debt	7,521	7,789	8,492	8,476
Total	$9,647	$9,920	$8,563	$8,553
All financial instruments in the table above are classified as Level 2. There were no transfers between Level 1 and Level 2 for any of our financial instruments during the three months ended March 31, 2019 and the year ended December 31, 2018.
Net Investment Hedges—At March 31, 2019 and December 31, 2018, we had outstanding foreign currency contracts with an aggregate notional value of €617 million ($650 million) designated as net investment hedges. We also had outstanding foreign-currency denominated debt designated as a net investment hedge with notional amounts totaling €750 million ($842 million) and €750 million ($858 million), respectively, as of March 31, 2019 and December 31, 2018.
Cash Flow Hedges—The following table summarizes our cash flow hedges outstanding at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Millions of dollars	Notional Value	Notional Value	Expiration Date
Foreign currency	$2,300	$2,300	2021 to 2027
Interest rates	1,500	1,500	2020 to 2021
Commodities	618	476	2019
In February 2019, we entered into forward-starting interest rate swaps with a total notional amount of $1,000 million to mitigate the risk of variability in interest rates for an expected debt issuance by February 2020. These swaps were designated as cash flow hedges and will be terminated upon debt issuance. Additionally, concurrent with the redemption of $1,000 million of our then outstanding 5% senior notes due 2019, we received $4 million in settlement of $1,000 million of forward-starting interest rate swaps designated as cash flow hedges of forecasted interest payments to begin on or before April 15, 2019.
In January and February of 2019, we entered into commodity futures contracts with total notional amounts of $78 million and $97 million to mitigate the risk of variability in feedstock prices and product sales prices, respectively, for the year 2019.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

In 2019, we paid $4 million in settlement of commodity futures contracts hedging the risk of variability in feedstock prices with a total notional amount of $67 million. Additionally, we received $6 million in settlement of commodity futures contracts hedging the risk of variability in product sales prices with a total notional amount of $83 million.
As of March 31, 2019, on a pre-tax basis, less than $1 million, $4 million, and $3 million are scheduled to be reclassified from Accumulated other comprehensive loss as a decrease to interest expense, increase to revenues and decrease to cost of sales, respectively, over the next twelve months.
Fair Value Hedges—In February 2019, concurrent with the redemption of $1,000 million of our then outstanding 5% senior notes due 2019, we paid $5 million in settlement of $1,000 million of fixed-for-floating interest rate swaps.
We had outstanding interest rate contracts with aggregate notional amounts of $2,140 million and $3,143 million at March 31, 2019 and December 31, 2018, respectively. These fair value hedges have maturities ranging from 2021 to 2027 as of March 31, 2019.
Impact on Earnings and Other Comprehensive Income—The following table summarizes the pre-tax effect of derivative instruments and non-derivative instruments on Other comprehensive income and earnings for the three months ended March 31, 2019 and 2018:

	Effect of Financial Instruments
	Three Months Ended March 31,
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI to Income		Gain (Loss) Recognized in Income		Income Statement
Millions of dollars	2019	2018	2019	2018	2019	2018	Classification
Derivatives designated as hedges:
Commodities	$(50)	$—	$(5)	$—	$—	$—	Sales and other operating revenues
Commodities	46	(3)	4	4	—	—	Cost of sales
Foreign currency	70	(125)	(39)	62	17	13	Other income, net; Interest expense
Interest rates	(74)	49	(4)	—	(34)	(44)	Interest expense
Derivatives not designated as hedges:
Commodities	—	—	—	—	2	1	Sales and other operating revenues
Commodities	—	—	—	—	3	(4)	Cost of sales
Foreign currency	—	—	—	—	19	(19)	Other income, net
Non-derivatives designated as hedges:
Long-term debt	16	(25)	—	—	—	—	Other income, net
Total	$8	$(104)	$(44)	$66	$7	$(53)
The derivative amounts excluded from effectiveness testing for foreign currency contracts designated as net investment hedges recognized in other comprehensive income and interest expense for the three months ended March 31, 2019 were gains of $2 million and $5 million, respectively, and for the three months ended March 31, 2018 were gains of $4 million and $5 million, respectively.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The pre-tax effect of the periodic receipt of fixed interest and payment of variable interest associated with our fixed-for-floating interest rate swaps resulted in a $3 million increase in interest expense during the three months ended March 31, 2019 and a $3 million decrease in interest expense during the three months ended March 31, 2018.
Investments in Available-for-Sale Debt Securities—The following table summarizes the amortized cost, gross unrealized gains and losses, and fair value of our available-for-sale debt securities that are outstanding as of March 31, 2019 and December 31, 2018:

	March 31, 2019
Millions of dollars	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale debt securities:
Bonds	$258	$1	$—	$259

	December 31, 2018
Millions of dollars	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale debt securities:
Bonds	$567	$—	$—	$567
No allowance for credit losses related to our available-for-sale debt securities was recorded for the three months ended March 31, 2019. No losses related to other-than-temporary impairments of our available-for-sale debt securities were recorded in Accumulated other comprehensive income for the year ended December 31, 2018.
As of March 31, 2019, bonds classified as available-for-sale debt securities had maturities between nine and nineteen months.
We received proceeds of $308 million and $335 million in the three months ended March 31, 2019 and 2018, respectively, from maturities of our available-for-sale debt securities. We had no sales of our available-for-sale debt securities during the three months ended March 31, 2019 and 2018.
The following table summarizes the fair value and unrealized losses related to available-for-sale debt securities that were in a continuous unrealized loss position for less than and greater than twelve months as of March 31, 2019 and December 31, 2018:

	March 31, 2019
	Less than 12 months		Greater than 12 months
Millions of dollars	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale debt securities:
Bonds	$83	$—	$—	$—

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	December 31, 2018
	Less than 12 months		Greater than 12 months
Millions of dollars	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale debt securities:
Bonds	$118	$(1)	$45	$—
Investments in Equity Securities—At March 31, 2019 and December 31, 2018, we had investments in equity securities with notional amounts totaling of $161 million and $322 million, respectively. The fair values of these investments were $170 million and $325 million at March 31, 2019 and December 31, 2018, respectively.
The following table summarizes the portion of unrealized gains and losses for the equity securities that are outstanding as of March 31, 2019 and 2018:

	Three Months Ended March 31,
Millions of dollars	2019	2018
Net gains (losses) recognized during the period	$7	$(1)
Less: Net gains recognized during the period on securities sold	1	—
Unrealized gains (losses) recognized during the period	$6	$(1)
10.    Income Taxes
Our effective income tax rate for the three months ended March 31, 2019 was 19.9% compared with 19.8% for the three months ended March 31, 2018. Our effective income tax rate fluctuates based on, among other factors, changes in statutory tax rates, changes in pretax income in countries with varying statutory tax rates, changes in valuation allowances, changes in foreign exchange gains/losses, changes in the amount of exempt income and changes in unrecognized tax benefits associated with uncertain tax positions.
Compared with the three months ended March 31, 2018, the higher effective tax rate for the three months ended March 31, 2019 was primarily attributable to reduced exempt income, partially offset by changes in pretax income in countries with varying statutory tax rates, changes in foreign exchange gains/losses, and changes in unrecognized tax benefits associated with uncertain tax positions.
We operate in multiple jurisdictions throughout the world, and our tax returns are periodically audited or subjected to review by tax authorities. We are currently under examination in a number of tax jurisdictions. As a result, there is an uncertainty in income taxes recognized in our financial statements. Positions challenged by the tax authorities may be settled or appealed by us. Tax benefits totaling $269 million were unrecognized as of March 31, 2019 and December 31, 2018. It is reasonably possible that, within the next twelve months, due to the settlement of uncertain tax positions with various tax authorities and the expiration of statutes of limitations, unrecognized tax benefits could decrease by up to approximately $105 million.
We monitor income tax developments in countries where we conduct business. In 2017, the U.S. enacted “H.R.1,” also known as the “Tax Cuts and Jobs Act” (the “Tax Act”) materially impacting our Consolidated Financial Statements by, among other things, decreasing the tax rate, and significantly affecting future periods. To determine the full effects of the tax law, we are awaiting the finalization of several proposed U.S. Treasury regulations under the Tax Act that were issued during 2018, as well as additional regulations to be proposed and finalized pursuant to the U.S. Treasury’s expanded regulatory authority under the Tax Act. It is also possible that technical correction legislation concerning the Tax Act could retroactively affect tax liabilities for 2018.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

11.    Commitments and Contingencies
Commitments—We have various purchase commitments for materials, supplies and services incidental to the ordinary conduct of business, generally for quantities required for our businesses and at prevailing market prices. These commitments are designed to assure sources of supply and are not expected to be in excess of normal requirements. At March 31, 2019, capital expenditure commitments were incurred in our normal course of business, including commitments of approximately $681 million primarily related to building our new Hyperzone high-density polyethylene plant in La Porte, Texas and a world-scale PO/TBA plant on the Texas Gulf Coast.
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
Environmental Remediation—Our accrued liability for future environmental remediation costs at current and former plant sites and other remediation sites totaled $93 million and $90 million as of March 31, 2019 and December 31, 2018, respectively. At March 31, 2019, the accrued liabilities for individual sites range from less than $1 million to $16 million. The remediation expenditures are expected to occur over a number of years, and not to be concentrated in any single year. In our opinion, it is reasonably possible that losses in excess of the liabilities recorded may have been incurred. However, we cannot estimate any amount or range of such possible additional losses. New information about sites, new technology or future developments such as involvement in investigations by regulatory agencies, could require us to reassess our potential exposure related to environmental matters.
The following table summarizes the activity in our accrued environmental liability included in “Accrued liabilities” and “Other liabilities:”

	Three Months Ended March 31,
Millions of dollars	2019	2018
Beginning balance	$90	$102
Additional provisions	7	—
Amounts paid	(3)	(2)
Foreign exchange effects	(1)	2
Ending balance	$93	$102
Indemnification—We are parties to various indemnification arrangements, including arrangements entered into in connection with acquisitions, divestitures and the formation and dissolution of joint ventures. Pursuant to these arrangements, we provide indemnification to and/or receive indemnification from other parties in connection with liabilities that may arise in connection with the transactions and in connection with activities prior to completion of the transactions. These indemnification arrangements typically include provisions pertaining to third party claims relating to environmental and tax matters and various types of litigation. As of March 31, 2019, we had not accrued any significant amounts for our indemnification obligations, and we are not aware of other circumstances that would likely lead to significant future indemnification obligations. We cannot determine with certainty the potential amount of future payments under the indemnification arrangements until events arise that would trigger a liability under the arrangements.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

As part of our technology licensing contracts, we give indemnifications to our licensees for liabilities arising from possible patent infringement claims with respect to certain proprietary licensed technologies. Such indemnifications have a stated maximum amount and generally cover a period of five to ten years.
12.    Stockholders’ Equity and Redeemable Non-controlling Interests
Stockholders’ Equity
Dividend Distributions—In March 2019, we paid a cash dividend of $1.00 per share for an aggregate of $372 million to shareholders of record on March 4, 2019.
In February 2019, we paid a cash dividend of $15.00 per share for an aggregate of $2 million related to dividends on A. Schulman Special Stock to shareholders of record as of January 15, 2019.

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
The following table summarizes our share repurchase activity for the periods presented:

	Three Months Ended March 31, 2019
Millions of dollars, except shares and per share amounts	Shares Repurchased	Average Purchase Price	Total Purchase Price, Including Commissions
June 2018 Share Repurchase Program	5,648,900	$86.38	$488

	Three Months Ended March 31, 2018
Millions of dollars, except shares and per share amounts	Shares Repurchased	Average Purchase Price	Total Purchase Price, Including Commissions
May 2017 Share Repurchase Program	1,292,480	$107.17	$138
Due to the timing of settlements, total cash paid for share repurchases for the three months ended March 31, 2019 and 2018 was $512 million and $119 million, respectively.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Ordinary Shares—The changes in the outstanding amounts of ordinary shares are as follows:

	Three Months Ended March 31,
	2019	2018
Ordinary shares outstanding:
Beginning balance	375,696,661	394,512,054
Share-based compensation	235,550	235,671
Employee stock purchase plan	42,792	27,179
Purchase of ordinary shares	(5,648,900)	(1,292,480)
Ending balance	370,326,103	393,482,424

Treasury Shares—The changes in the amounts of treasury shares held by the Company are as follows:

	Three Months Ended March 31,
	2019	2018
Ordinary shares held as treasury shares:
Beginning balance	24,513,619	183,928,109
Share-based compensation	(235,550)	(235,671)
Employee stock purchase plan	(42,792)	(27,179)
Purchase of ordinary shares	5,648,900	1,292,480
Ending balance	29,884,177	184,957,739
Accumulated Other Comprehensive Income (Loss)—The components of, and after-tax changes in, Accumulated other comprehensive loss as of and for the three months ended March 31, 2019 and 2018 are presented in the following tables:

Millions of dollars	Financial Derivatives	Defined Benefit Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustments	Total
Balance – January 1, 2019	$(68)	$(442)	$(853)	$(1,363)
Other comprehensive loss before reclassifications	(19)	—	(7)	(26)
Tax (expense) benefit before reclassifications	4	—	(3)	1
Amounts reclassified from accumulated other comprehensive income (loss)	(45)	7	—	(38)
Tax (expense) benefit	10	(2)	—	8
Net other comprehensive income (loss)	(50)	5	(10)	(55)
Balance – March 31, 2019	$(118)	$(437)	$(863)	$(1,418)

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Millions of dollars	Financial Derivatives	Unrealized Gains on Equity Securities and Equity Securities Held by Equity Investees	Defined Benefit Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustments	Total
Balance – January 1, 2018	$(120)	$17	$(421)	$(761)	$(1,285)
Adoption of accounting standards	(2)	(17)	(51)	—	(70)
Other comprehensive income (loss) before reclassifications	(61)	—	—	37	(24)
Tax benefit before reclassifications	17	—	—	3	20
Amounts reclassified from accumulated other comprehensive income (loss)	66	—	8	—	74
Tax expense	(15)	—	(1)	—	(16)
Net other comprehensive income (loss)	7	—	7	40	54
Balance – March 31, 2018	$(115)	$—	$(465)	$(721)	$(1,301)
The amounts reclassified out of each component of Accumulated other comprehensive loss are as follows:

	Three Months Ended March 31,		Affected Line Item on the Consolidated Statements of Income
Millions of dollars	2019	2018
Reclassification adjustments for:
Financial derivatives:
Foreign currency	$(39)	$62	Other income, net
Commodities	(6)	—	Sales and other operating revenue
Commodities	4	4	Cost of sales
Interest rates	(4)	—	Interest expense
Income tax expense (benefit)	(10)	15	Provision for income taxes
Financial derivatives, net of tax	(35)	51
Amortization of defined pension items:
Actuarial loss	7	8	Other income, net
Income tax expense	2	1	Provision for income taxes
Defined pension items, net of tax	5	7
Total reclassifications, before tax	(38)	74
Income tax expense (benefit)	(8)	16	Provision for income taxes
Total reclassifications, after tax	$(30)	$58	Amount included in net income
Purchase of non-controlling interest—In February 2019, we increased our interest in our subsidiary La Porte Methanol Company, L.P., from 85% to 100%, for cash consideration of $63 million.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Redeemable Non-controlling Interests
Our redeemable non-controlling interests relate to 115,374 shares of A. Schulman Special Stock which were outstanding as of March 31, 2019 and December 31, 2018.
13.    Per Share Data
Basic earnings per share are based upon the weighted average number of shares of common stock outstanding during the periods. Diluted earnings per share includes the effect of certain stock option awards and other equity-based compensation awards. We have unvested restricted stock units that are considered participating securities for earnings per share.
Earnings per share data and dividends declared per share of common stock are as follows:

	Three Months Ended March 31,
Millions of dollars	2019	2018
Net income attributable to the Company shareholders	$817	$1,231
Dividends on A. Schulman Special Stock	(2)	—
Net income attributable to participating securities	(1)	(1)
Net income attributable to ordinary shareholders – basic and diluted	$814	$1,230

Millions of shares, except per share amounts
Basic weighted average common stock outstanding	372	394
Effect of dilutive securities:
PSU awards	—	1
Potential dilutive shares	372	395

Earnings per share:
Basic	$2.19	$3.12
Diluted	$2.19	$3.11
Participating securities	0.6	0.5
Dividends declared per share of common stock	$1.00	$1.00

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

14.    Segment and Related Information
In conjunction with our acquisition of A. Schulman in August 2018, polypropylene compounding, Catalloy and polybutene-1, which were previously reflected in our O&P–EAI and O&P–Americas segments, were moved to our Advanced Polymer Solutions segment. All comparable periods presented have been revised to reflect this change.
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

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Summarized financial information concerning reportable segments is shown in the following table for the periods presented:

	Three Months Ended March 31, 2019
Millions of dollars	O&P– Americas	O&P– EAI	I&D	APS	Refining	Technology	Other	Total
Sales and other operating revenues:
Customers	$1,393	$2,343	$1,852	$1,338	$1,743	$109	$—	$8,778
Intersegment	718	192	42	1	139	32	(1,124)	—
	2,111	2,535	1,894	1,339	1,882	141	(1,124)	8,778
Income from equity investments	11	51	2	—	—	—	—	64
EBITDA	516	296	390	148	(15)	83	10	1,428

	Three Months Ended March 31, 2018
Millions of dollars	O&P– Americas	O&P– EAI	I&D	APS	Refining	Technology	Other	Total
Sales and other operating revenues:
Customers	$1,787	$2,742	$2,310	$838	$2,002	$88	$—	$9,767
Intersegment	859	218	33	—	255	27	(1,392)	—
	2,646	2,960	2,343	838	2,257	115	(1,392)	9,767
Income from equity investments	17	76	3	—	—	—	—	96
EBITDA	756	419	486	123	63	56	10	1,913
Our APS segment results for the first quarter of 2019 included $16 million of integration costs associated with our acquisition of A. Schulman in August 2018.
A reconciliation of EBITDA to Income before income taxes is shown in the following table for each of the periods presented:

	Three Months Ended March 31,
Millions of dollars	2019	2018
EBITDA:
Total segment EBITDA	$1,418	$1,903
Other EBITDA	10	10
Less:
Depreciation and amortization expense	(322)	(299)
Interest expense	(92)	(91)
Add:
Interest income	6	11
Income before income taxes	$1,020	$1,534

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
OVERVIEW

Results were lower in the first quarter of 2019 relative to first quarter 2018, primarily reflecting lower margins in most businesses. Significant items that affected our results during the first quarter of 2019 relative to the first quarter of 2018 include:

•	Lower O&P–Americas results due to a decline in olefins and polyethylene margins and volumes which were negatively impacted by planned maintenance activities;

•	Lower O&P–EAI results with margin and volume declines in Europe, combined with a decline in equity income and unfavorable foreign exchange impacts;

•	I&D segment results declined due to lower margins relative to the strong first quarter of 2018, which benefited from planned and unplanned industry maintenance;

•	APS segment results improved primarily due to the contribution of results from A. Schulman product lines following the August 21, 2018 acquisition;

•	Lower Refining segment results due to a decline in refining margins; and

•	Technology segment results increased mostly due to higher licensing revenue.
Other noteworthy items since the beginning of the year include the following:

•	Executed a 364-day, $2,000 million senior unsecured term loan facility and borrowed the full amount;

•	Redemption of $1,000 million of our 5% senior notes due 2019; and

•	Executed a three-year, $4,000 million senior unsecured delayed draw term loan credit facility.

Results of operations for the periods discussed are presented in the table below:

	Three Months Ended March 31,
Millions of dollars	2019	2018
Sales and other operating revenues	$8,778	$9,767
Cost of sales	7,446	8,012
Selling, general and administrative expenses	287	233
Research and development expenses	28	28
Operating income	1,017	1,494
Interest expense	(92)	(91)
Interest income	6	11
Other income, net	25	24
Income from equity investments	64	96
Provision for income taxes	203	303
Net income	$817	$1,231
RESULTS OF OPERATIONS
Revenues—Revenues decreased by $989 million, or 10%, in the first quarter of 2019 compared to the first quarter of 2018.
Average sales prices in the first quarter of 2019 were lower for most of our products as sales prices generally correlate with crude oil prices, which decreased relative to the corresponding periods in 2018. These lower prices led to a revenue decrease of 6% in the first quarter of 2019. Lower sales volumes in the first quarter of 2019 for our O&P–Americas, O&P–EAI, Refining and I&D segments, which were partly offset by increased sales volumes in our APS and Technology segments, resulted in a revenue decrease of 7% relative to the first quarter of 2018. Unfavorable foreign exchange impacts also resulted in a revenue decrease of 3%. The operations of A. Schuman contributed $598 million of revenues following the acquisition which accounts for the remaining change in revenues for the first quarter of 2019.
Cost of Sales—Cost of sales decreased $566 million, or 7%, in the first quarter of 2019 compared to the first quarter of 2018. This decrease in cost of sales is primarily due to lower feedstock and energy costs.
SG&A Expenses—Selling, general and administrative (“SG&A”) expenses increased by $54 million, or 23%, in the first quarter of 2019 compared to the first quarter of 2018.
The $50 million of expenses incurred in the first quarter of 2019 by the operations of A. Schulman following the acquisition together with $16 million of costs associated with the integration of A. Schulman were largely attributable for the increased costs in the first quarter of 2019. These increased costs were partially offset by a decline in the costs associated with the evaluation and pre-project planning of certain growth projects relative to the first quarter of 2018.
Operating Income—Operating income decreased by $477 million, or 32%, in the first quarter of 2019 compared to the first quarter of 2018.
Operating income for our O&P–Americas, O&P–EAI, I&D and Refining segments declined by $245 million, $95 million, $94 million and $74 million, respectively, relative to the first quarter of 2018. Results for each of our business segments are discussed further in the “Segment Analysis” section below.
Income Taxes—Our effective income tax rate for the first quarter of 2019 was 19.9% compared with 19.8% for the first quarter of 2018. Our effective income tax rate fluctuates based on, among other factors, changes in statutory tax rates, changes in pretax income in countries with varying statutory tax rates, changes in valuation allowances, changes in foreign exchange gains/losses, changes in the amount of exempt income and changes in unrecognized tax benefits associated with uncertain tax positions.

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

We monitor income tax developments in countries where we conduct business. In 2017, the U.S. enacted “H.R.1,” also known as the “Tax Cuts and Jobs Act” (the “Tax Act”) materially impacting our Consolidated Financial Statements by, among other things, decreasing the tax rate, and significantly affecting future periods. To determine the full effects of the tax law, we are awaiting the finalization of several proposed U.S. Treasury regulations under the Tax Act that were issued during 2018, as well as additional regulations to be proposed and finalized pursuant to the U.S. Treasury’s expanded regulatory authority under the Tax Act. It is also possible that technical correction legislation concerning the Tax Act could retroactively affect tax liabilities for 2018.

Compared with the first quarter of 2018, the higher effective tax rate for the first quarter of 2019 was primarily attributable to reduced exempt income (2.3%), partially offset by changes in pretax income in countries with varying statutory tax rates (-1.2%), changes in foreign exchange gains/losses (-0.4%), and changes in unrecognized tax benefits associated with uncertain tax positions (-0.4%).
Comprehensive Income—Comprehensive income decreased by $523 million in the first quarter of 2019 compared to the first quarter of 2018 primarily due to lower net income, impacts of financial derivative instruments primarily driven by periodic changes in benchmark interest rates and the net unfavorable impact of unrealized changes in foreign currency translation adjustments.
The net losses attributable to unrealized changes in foreign currency translation impacts include pre-tax gains of $28 million from our foreign currency hedges.
In the first quarter of 2019, the cumulative after-tax effects of our derivatives designated as cash flow hedges were net losses of $50 million. The strengthening of the U.S. dollar against the euro in the first quarter of 2019 and periodic changes in benchmark interest rates resulted in pre-tax gains of $58 million related to our cross-currency swaps. Pre-tax losses of $39 million related to our cross-currency swaps were reclassification adjustments included in Other income, net in the first quarter of 2019. Pre-tax losses of $74 million related to forward-starting interest rate swaps were driven by changes in benchmark interest rates in the first quarter of 2019. The remaining change relates to our commodity cash flow hedges.

Segment Analysis
We use earnings before interest, income taxes, and depreciation and amortization (“EBITDA”) as our measure of profitability for segment reporting purposes. This measure of segment operating results is used by our chief operating decision maker to assess the performance of and allocate resources to our operating segments. Intersegment eliminations and items that are not directly related or allocated to business operations, such as foreign exchange gains or losses and components of pension and other postretirement benefits other than service costs are included in “Other.” For additional information related to our operating segments, as well as a reconciliation of EBITDA to its nearest GAAP measure, Income before income taxes, see Note 14, Segment and Related Information, to our Consolidated Financial Statements.
Following our acquisition of A. Schulman, our operations are managed through six reportable segments: O&P–Americas; O&P–EAI; I&D; APS; Refining; and Technology. Our APS segment produces and markets compounding and solutions, such as polypropylene compounds, engineered plastics, masterbatches, engineered composites, colors and powders; and advanced polymers, which includes Catalloy and polybutene-1. Polypropylene compounds, Catalloy and polybutene-1 were previously reported in our O&P–EAI and O&P–Americas segments. Accordingly, the historical results of our O&P–EAI and O&P–Americas segments have been recast for all comparable periods presented. For additional information related to our segments, see Note 14 to the Consolidated Financial Statements.
Revenues and the components of EBITDA for the periods presented are reflected in the table below:

	Three Months Ended March 31,
Millions of dollars	2019	2018
Sales and other operating revenues:
O&P–Americas segment	$2,111	$2,646
O&P–EAI segment	2,535	2,960
I&D segment	1,894	2,343
APS segment	1,339	838
Refining segment	1,882	2,257
Technology segment	141	115
Other, including intersegment eliminations	(1,124)	(1,392)
Total	$8,778	$9,767
Operating income (loss):
O&P–Americas segment	$384	629
O&P–EAI segment	186	281
I&D segment	314	408
APS segment	119	114
Refining segment	(59)	15
Technology segment	73	46
Other, including intersegment eliminations	—	1
Total	$1,017	$1,494
Depreciation and amortization:
O&P–Americas segment	$115	$106
O&P–EAI segment	53	56
I&D segment	72	73
APS segment	29	8
Refining segment	43	46
Technology segment	10	10
Total	$322	$299

	Three Months Ended March 31,
Millions of dollars	2019	2018
Income from equity investments:
O&P–Americas segment	$11	$17
O&P–EAI segment	51	76
I&D segment	2	3
Total	$64	$96
Other income, net:
O&P–Americas segment	$6	$4
O&P–EAI segment	6	6
I&D segment	2	2
APS segment	—	1
Refining segment	1	2
Other, including intersegment eliminations	10	9
Total	$25	$24
EBITDA:
O&P–Americas segment	$516	$756
O&P–EAI segment	296	419
I&D segment	390	486
APS segment	148	123
Refining segment	(15)	63
Technology segment	83	56
Other, including intersegment eliminations	10	10
Total	$1,428	$1,913
Olefins and Polyolefins–Americas Segment
Overview—EBITDA in the first quarter of 2019 was lower compared to the first quarter of 2018 due to lower olefins and polyethylene results.
Ethylene Raw Materials—We have significant flexibility to vary the raw material mix and process conditions in our U.S. olefins plants in order to maximize profitability as market prices for both feedstocks and products change. Although prices of crude-based liquids and natural gas liquids are generally related to crude oil and natural gas prices, during specific periods the relationships among these materials and benchmarks may vary significantly.

As in recent years, strong supplies from the U.S. shale gas/oil boom resulted in ethane being a preferred feedstock in our U.S. plants in 2019. In the first quarters of 2019 and 2018, we produced 83% and 82%, respectively, of our ethylene from ethane.

The following table sets forth selected financial information for the O&P–Americas segment including Income from equity investments, which is a component of EBITDA:

	Three Months Ended March 31,
Millions of dollars	2019	2018
Sales and other operating revenues	$2,111	$2,646
Income from equity investments	11	17
EBITDA	516	756
Revenues—Revenues for our O&P–Americas segment decreased by $535 million, or 20%, in the first quarter of 2019 compared to the first quarter of 2018.

Average olefins and polyethylene sales prices were lower in the first quarter of 2019 compared to the first quarter of 2018 due to increased market supply stemming from new industry capacity additions and, to a lesser extent, a lower oil price environment. Polypropylene sales prices decreased with declining propylene feedstock prices. These lower sales prices were responsible for a revenue decrease of 14% in the first quarter of 2019.
Lower sales volumes across most products driven mainly by planned downtime at our Matagorda, Texas facility and softer demand also led to a revenue decrease of 6% in the first quarter of 2019.
EBITDA—EBITDA decreased by $240 million, or 32%, in the first quarter of 2019 compared to the first quarter of 2018.

Ethylene margins decreased by $79 per metric ton primarily due to the lower average sales prices discussed above. Polyethylene margins declined with a $132 per metric ton decrease in the price spread over ethylene driven by increased market supply. These lower margins led to a 23% decrease in EBITDA in the first quarter of 2019. Lower ethylene and polyolefins sales volumes discussed above resulted in a further 8% decline in EBITDA. The remaining decrease in EBITDA is attributable to lower income from our joint venture in Mexico.
Olefins and Polyolefins–Europe, Asia, International Segment
Overview—EBITDA for the first quarter of 2019 declined compared to the first quarter of 2018, largely as a result of lower polyolefin margins and olefin volumes in Europe, combined with lower income from our equity investments and unfavorable foreign exchange impacts.
The following table sets forth selected financial information for the O&P–EAI segment including Income from equity investments, which is a component of EBITDA:

	Three Months Ended March 31,
Millions of dollars	2019	2018
Sales and other operating revenues	$2,535	$2,960
Income from equity investments	51	76
EBITDA	296	419
Revenues—Revenues decreased by $425 million, or 14%, in the first quarter of 2019 compared to the first quarter of 2018.
Average sales prices in the first quarter of 2019 were lower across most products as sales prices generally correlate with crude oil prices, which on average, decreased compared to the first quarter of 2018. These lower average sales prices were responsible for a revenue decrease of 6% in the first quarter of 2019. Unplanned maintenance in the first quarter of 2019 led to lower olefins sales volumes compared to the first quarter of 2018. This decline in volumes resulted in a revenue decrease of 2%.

Foreign exchange impacts that, on average, were unfavorable in the first quarter of 2019 also led to a revenue decrease of 6%.
EBITDA—EBITDA in the first quarter of 2019 decreased by $123 million, or 29%, compared to the first quarter of 2018.
In the first quarter of 2019, polyolefin margins in Europe declined compared to the first quarter of 2018. Polypropylene and polyethylene price spreads over propylene and ethylene fell $83 and $68 per metric ton, respectively. These lower margins, which reflected a more balanced supply and demand in European markets, led to a 12% decline in EBITDA. Lower olefins volumes, as discussed above, compared to the first quarter of 2018 led to a decline in EBITDA of 5% in the first quarter of 2019.
Lower income from our equity investments driven by compressed margins and unfavorable foreign exchange impacts each resulted in a 6% decrease in first quarter 2019 EBITDA.
Intermediates and Derivatives Segment
Overview—EBITDA for our I&D segment was lower in the first quarter of 2019 compared to the first quarter of 2018 as margins decreased across most businesses with more balanced industry supply and weaker demand.
The following table sets forth selected financial information for the I&D segment including Income from equity investments, which is a component of EBITDA:

	Three Months Ended March 31,
Millions of dollars	2019	2018
Sales and other operating revenues	$1,894	$2,343
Income from equity investments	2	3
EBITDA	390	486
Revenues—Revenues decreased by $449 million, or 19%, in the first quarter of 2019 compared to the first quarter of 2018.
Lower average sales prices in the first quarter of 2019 for most products, which reflect the impacts of lower feedstock and energy costs, were responsible for a revenue decrease of 12% compared to the first quarter of 2018, which benefited from an elevated level of planned and unplanned industry outages. Lower sales volume largely due to logistic limitations on oxyfuels and related products resulting from a service disruption stemming from a fire at a third party terminal on the Houston ship channel led to a 5% decrease in revenues. Foreign exchange impacts, which on average were unfavorable in the first quarter of 2019 relative to the prior year period, resulted in another 2% decrease in revenues.
EBITDA—EBITDA decreased $96 million, or 20%, in the first quarter of 2019 compared to the first quarter of 2018.
Margins decreased across most products relative to the first quarter of 2018. Approximately two thirds of the 15% decrease in first quarter 2019 margins was attributable to intermediate chemicals products as market supplies became more balanced, compared to the first quarter of 2018, which benefited from tight industry supplies driven by outages. PO and derivatives products accounted for approximately half of the remaining decrease in margins, which was negatively impacted by increased market supplies coupled with weaker demand. The remaining decrease in margins was largely from oxyfuels and related products, which were negatively impacted by the softer gasoline market in the first quarter of 2019.
Unfavorable foreign exchange impacts in the first quarter of 2019 led to a decrease in EBITDA of 3%. The impact of lower volumes as discussed above resulted in a further decrease of 2% in EBITDA in the first quarter of 2019.

Advanced Polymer Solutions Segment
Overview—EBITDA for our APS segment was higher in the first quarter of 2019 compared to the first quarter of 2018 primarily due largely to the contribution of EBITDA stemming from the acquisition of A. Schulman, partly offset by integration costs.
The following table sets forth selected financial information for the APS segment:

	Three Months Ended March 31,
Millions of dollars	2019	2018
Sales and other operating revenues	$1,339	$838
EBITDA	148	123
Revenues—Revenues increased by $501 million, or 60%, in the first quarter of 2019 compared to the first quarter of 2018.
The acquisition of A. Schulman contributed $598 million to revenues of the APS segment, which accounts for a revenue increase of 72% relative to the first quarter of 2018. This contribution was partly offset by the declines in sales volumes and average sales prices as well as unfavorable foreign exchange impacts discussed below.
Declines in sales volumes for compounding and solutions products and advanced polymers products in the first quarter of 2019 stemming from lower automotive production in Europe and lower demand, respectively, led to a revenue decrease of 7%. Lower average sales prices for advanced polymers products, which were driven by a decline in the cost of raw materials, led to a further revenue decrease of 1% in the first quarter of 2019.
Foreign exchange impacts, which on average, were unfavorable in the first quarter of 2019 also resulted in a revenue decrease of 4%.
EBITDA—EBITDA increased $25 million, or 20%, in the first quarter of 2019 compared to the first quarter of 2018.
The operations of A. Schulman contributed $47 million of EBITDA to the results of the APS segment, which represents an increase of 38% relative to the first quarter of 2018. First quarter results were also impacted by a 13% first quarter 2019 decline in EBITDA resulting from $16 million of costs associated with the integration of A. Schulman.
The volume-driven decline in the first quarter of 2019 discussed above resulted in an 11% decrease in EBITDA.

Margin improvements in the first quarter of 2019 resulted in a 6% increase in EBITDA. This increase was primarily due to increases in average sales prices for compounding and solutions products which outpaced raw material cost increases.

Refining Segment
Overview—EBITDA for our Refining segment decreased in the first quarter of 2019 due to lower industry margins driven by a compressed Maya differential and lower gasoline crack spreads compared to the corresponding period in 2018.
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

	Three Months Ended March 31,
Millions of dollars	2019	2018
Sales and other operating revenues	$1,882	$2,257
EBITDA	(15)	63

Heavy crude oil processing rates, thousands of barrels per day	259	252

Market margins, dollars per barrel
Light crude oil – 2-1-1	$9.92	$12.62
Light crude – Maya differential	3.63	8.10
Total Maya 2-1-1	$13.55	$20.72
Revenues—Revenues decreased by $375 million, or 17%, in the first quarter of 2019 compared to the first quarter of 2018.

Lower product prices led to a revenue decrease of 4%, relative to the first quarter of 2018, due to an average crude oil price decrease of approximately $6 per barrel. Although heavy crude oil processing rates increased by approximately 3% in the first quarter of 2019, decreased purchase for resale volumes led to a net revenue decrease of 13%.
EBITDA—EBITDA decreased by $78 million, or 124%, in the first quarter of 2019 compared to the first quarter of 2018.

Lower refining margins resulted in a 133% decrease in EBITDA relative to the first quarter of 2018. Margin compression in the benchmark Maya 2-1-1 market margin was driven by a lower light-to-heavy crude price differential as well as depressed gasoline crack spreads. This margin-driven decrease in EBITDA was partly offset by a 9% increase associated with the rise in heavy crude oil processing rates discussed above that stemmed from improved operations in the first quarter 2019.

Technology Segment
Overview—EBITDA for the Technology segment improved in the first quarter of 2019 compared to the first quarter of 2018 largely due to higher licensing revenues.
The following table sets forth selected financial information for the Technology segment:

	Three Months Ended March 31,
Millions of dollars	2019	2018
Sales and other operating revenues	$141	$115
EBITDA	83	56
Revenues—Revenues increased by $26 million, or 23%, in the first quarter of 2019 compared to the first quarter of 2018.
Higher licensing revenues, a demand-driven rise in catalyst sales volumes and higher average sales prices in the first quarter of 2019 were responsible for revenue increases of 18%, 7% and 4%, respectively. These revenue increases were partially offset by a revenue decrease of 6% stemming from unfavorable foreign exchange impacts relative to the first quarter of 2018.
EBITDA—EBITDA increased by $27 million, or 48%, in the first quarter of 2019 compared to the first quarter of 2018.
Higher licensing revenues and the increase in catalyst sales volumes discussed above were responsible for improvements in first quarter 2019 EBITDA of 43% and 12%, respectively, relative to the first quarter of 2018. These improvements were partially offset by a decrease of 7% due to unfavorable foreign exchange impacts in the first quarter of 2019.

FINANCIAL CONDITION
Operating, investing and financing activities, which are discussed below, are presented in the following table:

	Three Months Ended March 31,
Millions of dollars	2019	2018
Source (use) of cash:
Operating activities	$657	$1,006
Investing activities	(178)	(189)
Financing activities	(521)	(520)
Operating Activities—Cash of $657 million generated by operating activities in the first quarter of 2019 reflected earnings adjusted for non-cash items, payments for employee bonuses, income taxes, interest and cash consumed by the main components of working capital—accounts receivable, inventories and accounts payable.
In the first quarter of 2019, the main components of working capital consumed $104 million of cash. Higher accounts receivable due to increased sales volume in our O&P–EAI segment were partially offset by an increase in accounts payable as a result of higher volumes offset by lower feedstock and energy costs relative to the fourth quarter of 2018.
The main components of working capital consumed $179 million of cash in the first quarter of 2018. Higher first quarter 2018 sales volumes in our O&P–EAI segment relative to the fourth quarter of 2017 resulted in the increase in accounts receivable. The delay in cargo deliveries for our refining segment from December 2017 to the first quarter of 2018 combined with their seasonally lower year-end inventory levels led to the increase in inventories. Increased feedstock prices for our refining segment in the first quarter of 2018 was the primary driver for the increase in accounts payable.
Investing Activities—We invest cash in investment-grade and other high-quality instruments that provide adequate flexibility to redeploy funds as needed to meet our cash flow requirements while maximizing yield.
In the first quarter of 2018, we invested $50 million in debt securities that are deemed available-for-sale. Our investments in available-for-sale debt securities and equity securities are classified as Short-term investments.
We received proceeds of $308 million and $335 million in the first quarter of 2019 and 2018, respectively, upon the maturity of certain of our available-for-sale debt securities. In the first quarter of 2019, we also received proceeds of $162 million on the sale of a portion of our investments in equity securities.
See Note 9 to the Consolidated Financial Statements for additional information regarding these investments.

Capital Expenditures—The following table summarizes capital expenditures for the periods presented:

	Three Months Ended March 31,
Millions of dollars	2019	2018
Capital expenditures by segment:
O&P–Americas	$276	$242
O&P–EAI	64	58
I&D	179	68
APS	16	15
Refining	43	36
Technology	17	8
Other	4	2
Consolidated capital expenditures	$599	$429
In the first quarters of 2019 and 2018, our capital expenditures included construction related to our new Hyperzone polyethylene plant at our La Porte, Texas facility and our PO/TBA plant at our Channelview, Texas facility, turnaround activities at several sites as well as other plant improvement projects. The higher level of capital expenditures in the first quarter of 2019 relative to the same period in 2018 for our O&P–Americas and I&D segments is largely due to the construction of our new Hyperzone polyethylene plant and PO/TBA plant, respectively.
Financing Activities—In the first quarters of 2019 and 2018, we made payments of $512 million and $119 million to acquire approximately 6 million and 1 million, respectively, of our outstanding ordinary shares. We also made dividend payments totaling $372 million and $395 million during the first quarters of 2019 and 2018, respectively. For additional information related to our share repurchases and dividend payments, see Note 12 to the Consolidated Financial Statements.
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
Through the issuance and repurchase of commercial paper instruments under our commercial paper program, we made net repayments of $559 million in the first quarter of 2019.
In February 2019, we purchased the non-controlling interest in our subsidiary that holds our La Porte, Texas methanol facility for $63 million.
Additional information related to these notes can be found in the Liquidity and Capital Resources section below and in Note 7 to the Consolidated Financial Statements.
Liquidity and Capital Resources—As of March 31, 2019, we had $762 million of unrestricted cash and cash equivalents and marketable securities classified as Short-term investments and held $534 million of tri-party repurchase agreements classified as Prepaid expenses and other current assets. For additional information related to our purchases of marketable securities, see “Investing Activities” above and Note 9 to the Consolidated Financial Statements.
At March 31, 2019, we held $278 million of cash in jurisdictions outside of the U.S., principally in Europe and Asia. There are currently no legal or economic restrictions that materially would impede our transfers of cash.

We also had total unused availability under our credit facilities of $7,037 million at March 31, 2019, which included the following:

•
$2,240 million under our $2,500 million revolving credit facility, which backs our $2,500 million commercial paper program. Availability under this facility is net of outstanding borrowings, outstanding letters of credit provided under the facility and notes issued under our commercial paper program. A small portion of our availability under this facility is impacted by changes in the euro/U.S. dollar exchange rate. At March 31, 2019, we had $251 million of outstanding commercial paper, net of discount, no outstanding letters of credit and no outstanding borrowings under the facility;

•
$797 million under our $900 million U.S. accounts receivable facility. Availability under this facility is subject to a borrowing base of eligible receivables, which is reduced by outstanding borrowings and letters of credit, if any. This facility had no outstanding borrowings or letters of credit at March 31, 2019; and

•
$4,000 million under our new three-year senior unsecured delayed draw term loan facility. Availability under this facility is net of outstanding borrowings. This facility had no outstanding borrowings at March 31, 2019.

At March 31, 2019, we had total debt, including current maturities, of $9,904 million, and $174 million of outstanding letters of credit, bank guarantees and surety bonds issued under uncommitted credit facilities.
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
In June 2018, our shareholders approved a proposal to authorize us to repurchase up to an additional 10%, or 57,844,016, of our ordinary shares through December 2019 (“June 2018 Share Repurchase Program”). As a result, the authorization of the remaining unpurchased shares under the share repurchase program approved by our shareholders in May 2017 (“May 2017 Share Repurchase Program”) was superseded. Our share repurchase program does not have a stated dollar amount, and purchases may be made through open market purchases, private market transactions or other structured transactions. Repurchased shares could be retired or used for general corporate purposes, including for various employee benefit and compensation plans. In the first quarter of 2019, we purchased approximately 6 million shares under these programs for approximately $488 million. As of April 24, 2019, we had approximately 37 million shares remaining under the current authorization. The timing and amounts of additional shares repurchased will be determined based on our evaluation of market conditions and other factors. For additional information related to our share repurchase programs, see Note 12 to the Consolidated Financial Statements.
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
CURRENT BUSINESS OUTLOOK
In the first few weeks of April we have seen signs of industry improvement. The strength in market sentiment is driving higher margins for our O&P–EAI segment. In our O&P–Americas segment, we are seeing volume improvement as we enter a period of strong seasonal demand. The refining market is also improving with increasing gasoline spreads and wider discounts for heavy sour crude oil. Looking beyond the quarter, we will advance our growth strategy and increase our earnings with a robust pipeline of licensing revenue for 2019 in addition to the third quarter start-up of our world-scale HDPE plant which utilizes our innovative Hyperzone technology.
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
Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market and regulatory risks is described in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2018. Our exposure to such risks has not changed materially in the three months ended March 31, 2019.
Item 4.    CONTROLS AND PROCEDURES
As of March 31, 2019, with the participation of our management, our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) carried out an evaluation, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the Act), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of March 31, 2019.
We are currently in the process of assessing the internal controls of A. Schulman as part of the post-close integration process. A. Schulman has been excluded from our assessment of internal control over financial reporting as of March 31, 2019. The total assets and revenues excluded from management’s assessment represent 5% and 7%, respectively, of the related consolidated financial statements as of and for the three months ended March 31, 2019.
There have been no other changes to our internal controls over financial reporting, as defined in Rule 13a-15(f) of the Act, in the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following is a description of environmental proceedings to which a governmental authority is a party and potential monetary penalties are reasonably likely to be $100,000 or more:

On July 17, 2018, our Lake Charles, Louisiana facility received a Clean Air Act Section 114 information request from U.S. Environmental Protection Agency Region VI relating to flare operations at the facility. On August 30, 2018, we provided our response. In March 2019, we met with Region VI to discuss potential violations and are currently engaged in settlement negotiations. We reasonably expect monetary penalties could exceed $100,000.
Additional information about our other environmental proceedings can be found in Part I, Item 3 of our 2018 Annual Report on Form 10-K, which is incorporated into this Item 1 by reference.
Item 1A.    RISK FACTORS
There have been no material changes from the risk factors disclosed in Item 1A of our 2018 Annual Report on Form 10-K.
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 – January 31	2,930,000	$85.99	2,930,000	39,698,050
February 1 – February 28	2,578,600	$86.87	2,578,600	37,119,450
March 1 – March 31	140,300	$85.54	140,300	36,979,150
Total	5,648,900	$86.38	5,648,900	36,979,150
On June 1, 2018, we announced a share repurchase program of up to 57,844,016 of our ordinary shares through December 1, 2019, which superseded any prior repurchase authorizations. The maximum number of shares that may yet be purchased is not necessarily an indication of the number of shares that will ultimately be purchased.
Item 4.    MINE SAFETY DISCLOSURES
Not applicable.

Item 6.    EXHIBITS

10.1
364-Day Credit Agreement, dated February 8, 2019 among LyondellBasell Industries N.V. as guarantor, and LYB Americas Finance Company LLC, as borrower, the lenders party thereto, and Bank of America, N.A as administrative agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on February 8, 2019)

10.2
Three-Year Credit Agreement, dated March 29, 2019 among LyondellBasell Industries N.V., as guarantor, and LYB Americas Finance Company LLC, as borrower, the lenders party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 29, 2019)

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

LYONDELLBASELL INDUSTRIES N.V.

Date:	April 26, 2019	/s/ Jacinth C. Smiley
Jacinth C. Smiley
Vice President and
Chief Accounting Officer
(Principal Accounting Officer)