Form 10-Q
period 2019-06-30
LyondellBasell Industries N.V.
filed 2019-08-02
CIK 1489393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission file number: 001-34726
LYONDELLBASELL INDUSTRIES N.V.
(Exact name of registrant as specified in its charter)

Netherlands	98-0646235
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1221 McKinney St.,		4th Floor, One Vine Street
Suite 300		London	Delftseplein 27E
Houston,	Texas	W1J0AH	3013AA	Rotterdam
USA	77010	United Kingdom	Netherlands
(Addresses of registrant’s principal executive offices)

(713)	309-7200	+44 (0)	207	220 2600	+31 (0)	10	2755 500
(Registrant’s telephone numbers, including area codes)
______________________________________________________________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)
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
The registrant had 335,248,065 ordinary shares, €0.04 par value, outstanding at July 31, 2019 (excluding 64,962,215 treasury shares).

LYONDELLBASELL INDUSTRIES N.V.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars, except earnings per share	2019	2018	2019	2018
Sales and other operating revenues:
Trade	$8,828	$9,985	$17,393	$19,515
Related parties	220	221	433	458
	9,048	10,206	17,826	19,973
Operating costs and expenses:
Cost of sales	7,542	8,290	14,988	16,302
Selling, general and administrative expenses	302	261	589	494
Research and development expenses	27	29	55	57
	7,871	8,580	15,632	16,853
Operating income	1,177	1,626	2,194	3,120
Interest expense	(81)	(91)	(173)	(182)
Interest income	5	15	11	26
Other income, net	10	16	35	40
Income from continuing operations before equity investments and income taxes	1,111	1,566	2,067	3,004
Income from equity investments	64	68	128	164
Income from continuing operations before income taxes	1,175	1,634	2,195	3,168
Provision for (benefit from) income taxes	169	(21)	372	282
Income from continuing operations	1,006	1,655	1,823	2,886
Loss from discontinued operations, net of tax	(3)	(1)	(3)	(1)
Net income	1,003	1,654	1,820	2,885
Dividends on A. Schulman Special Stock	(1)	—	(3)	—
Net income attributable to the Company shareholders	$1,002	$1,654	$1,817	$2,885

Earnings per share:
Net income (loss) attributable to the Company shareholders —
Basic:
Continuing operations	$2.71	$4.23	$4.90	$7.34
Discontinued operations	(0.01)	—	(0.01)	—
	$2.70	$4.23	$4.89	$7.34
Diluted:
Continuing operations	$2.71	$4.22	$4.89	$7.33
Discontinued operations	(0.01)	—	(0.01)	—
	$2.70	$4.22	$4.88	$7.33
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2019	2018	2019	2018
Net income	$1,003	$1,654	$1,820	$2,885
Other comprehensive income (loss), net of tax –
Financial derivatives	(68)	31	(118)	38
Unrealized gains on available-for-sale debt securities	1	—	1	—
Defined benefit pension and other postretirement benefit plans	5	7	10	14
Foreign currency translations	18	(95)	8	(55)
Total other comprehensive loss, net of tax	(44)	(57)	(99)	(3)
Comprehensive income	959	1,597	1,721	2,882
Dividends on A. Schulman Special Stock	(1)	—	(3)	—
Comprehensive income attributable to the Company shareholders	$958	$1,597	$1,718	$2,882
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED BALANCE SHEETS

Millions of dollars	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$1,279	$332
Restricted cash	29	69
Short-term investments	52	892
Accounts receivable:
Trade, net	3,576	3,355
Related parties	182	148
Inventories	4,685	4,515
Prepaid expenses and other current assets	1,285	1,255
Total current assets	11,088	10,566
Operating lease assets	1,560	—
Property, plant and equipment, at cost	19,989	18,701
Less: Accumulated depreciation	(6,704)	(6,224)
Property, plant and equipment, net	13,285	12,477
Investments and long-term receivables:
Investment in PO joint ventures	489	469
Equity investments	1,599	1,611
Other investments and long-term receivables	24	23
Goodwill	1,848	1,814
Intangible assets, net	892	965
Other assets	386	353
Total assets	$31,171	$28,278
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED BALANCE SHEETS

Millions of dollars, except shares and par value data	June 30, 2019	December 31, 2018
LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY
Current liabilities:
Current maturities of long-term debt	$4	$5
Short-term debt	2,812	885
Accounts payable:
Trade	2,584	2,560
Related parties	531	527
Accrued liabilities	1,607	1,536
Total current liabilities	7,538	5,513
Long-term debt	7,586	8,497
Operating lease liabilities	1,304	—
Other liabilities	1,876	1,897
Deferred income taxes	2,008	1,975
Commitments and contingencies
Redeemable non-controlling interests	116	116
Stockholders’ equity:
Ordinary shares, €0.04 par value, 1,275 million shares authorized, 370,387,374 and 375,696,661 shares outstanding, respectively	22	22
Additional paid-in capital	7,006	7,041
Retained earnings	7,818	6,763
Accumulated other comprehensive loss	(1,462)	(1,363)
Treasury stock, at cost, 29,822,906 and 24,513,619 ordinary shares, respectively	(2,663)	(2,206)
Total Company share of stockholders’ equity	10,721	10,257
Non-controlling interests	22	23
Total equity	10,743	10,280
Total liabilities, redeemable non-controlling interests and equity	$31,171	$28,278
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
Millions of dollars	2019	2018
Cash flows from operating activities:
Net income	$1,820	$2,885
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	650	599
Amortization of debt-related costs	4	7
Share-based compensation	24	24
Equity investments –
Equity income	(128)	(164)
Distributions of earnings, net of tax	149	192
Deferred income taxes	110	82
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(263)	(324)
Inventories	(173)	9
Accounts payable	(102)	215
Other, net	(248)	(792)
Net cash provided by operating activities	1,843	2,733
Cash flows from investing activities:
Expenditures for property, plant and equipment	(1,221)	(925)
Purchases of available-for-sale debt securities	—	(50)
Proceeds from sales and maturities of available-for-sale debt securities	511	410
Purchases of equity securities	—	(19)
Proceeds from sales and maturities of equity securities	332	32
Proceeds from settlement of net investment hedges	—	498
Payments for settlement of net investment hedges	—	(473)
Other, net	(78)	(62)
Net cash used in investing activities	(456)	(589)
Cash flows from financing activities:
Repurchases of Company ordinary shares	(512)	(470)
Dividends paid - common stock	(760)	(787)
Purchase of non-controlling interest	(63)	—
Issuance of short-term debt	2,000	—
Repayment of long-term debt	(1,000)	—
Net repayments of commercial paper	(128)	—
Other, net	(19)	(8)
Net cash used in financing activities	(482)	(1,265)
Effect of exchange rate changes on cash	2	(21)
Increase in cash and cash equivalents and restricted cash	907	858
Cash and cash equivalents and restricted cash at beginning of period	401	1,528
Cash and cash equivalents and restricted cash at end of period	$1,308	$2,386
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Company Share of Stockholders’ Equity	Non- Controlling Interests
Millions of dollars	Issued	Treasury
Balance, March 31, 2019	$22	$(2,668)	$6,996	$7,206	$(1,418)	$10,138	$22
Net income	—	—	—	1,003	—	1,003	—
Other comprehensive loss	—	—	—	—	(44)	(44)	—
Share-based compensation	—	5	10	(2)	—	13	—
Dividends - common stock ($1.05 per share)	—	—	—	(388)	—	(388)	—
Dividends - A. Schulman Special Stock ($15.00 per share)	—	—	—	(1)	—	(1)	—
Balance, June 30, 2019	$22	$(2,663)	$7,006	$7,818	$(1,462)	$10,721	$22

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Company Share of Stockholders’ Equity	Non- Controlling Interests
Millions of dollars	Issued	Treasury
Balance, March 31, 2018	$31	$(15,865)	$10,186	$16,677	$(1,301)	$9,728	$1
Net income	—	—	—	1,654	—	1,654	—
Other comprehensive loss	—	—	—	—	(57)	(57)	—
Share-based compensation	—	5	4	—	—	9	—
Dividends - common stock ($1.00 per share)	—	—	—	(392)	—	(392)	—
Repurchases of Company ordinary shares	—	(340)	—	—	—	(340)	—
Balance, June 30, 2018	$31	$(16,200)	$10,190	$17,939	$(1,358)	$10,602	$1
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Company Share of Stockholders’ Equity	Non- Controlling Interests
Millions of dollars	Issued	Treasury
Balance, December 31, 2018	$22	$(2,206)	$7,041	$6,763	$(1,363)	$10,257	$23
Net income	—	—	—	1,820	—	1,820	—
Other comprehensive loss	—	—	—	—	(99)	(99)	—
Share-based compensation	—	31	12	(2)	—	41	—
Dividends - common stock ($2.05 per share)	—	—	—	(760)	—	(760)	—
Dividends - A. Schulman Special Stock ($30.00 per share)	—	—	—	(3)	—	(3)	—
Repurchases of Company ordinary shares	—	(488)	—	—	—	(488)	—
Purchase of non-controlling interest	—	—	(47)	—	—	(47)	(1)
Balance, June 30, 2019	$22	$(2,663)	$7,006	$7,818	$(1,462)	$10,721	$22

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Company Share of Stockholders’ Equity	Non- Controlling Interests
Millions of dollars	Issued	Treasury
Balance, December 31, 2017	$31	$(15,749)	$10,206	$15,746	$(1,285)	$8,949	$1
Adoption of accounting standards	—	—	—	95	(70)	25	—
Net income	—	—	—	2,885	—	2,885	—
Other comprehensive loss	—	—	—	—	(3)	(3)	—
Share-based compensation	—	27	12	—	—	39	—
Dividends - common stock ($2.00 per share)	—	—	—	(787)	—	(787)	—
Repurchases of Company ordinary shares	—	(478)	—	—	—	(478)	—
Purchase of non-controlling interest	—	—	(28)	—	—	(28)	—
Balance, June 30, 2018	$31	$(16,200)	$10,190	$17,939	$(1,358)	$10,602	$1
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
2.    Accounting and Reporting Changes
Recently Adopted Guidance
The following table provides a brief description of recently adopted Accounting Standard Updates ("ASU") issued by the Financial Accounting Standards Board ("FASB"). With the exception of the new lease standard, the adoption of the new standards listed below did not have a material impact on our Consolidated Financial Statements.

Standard	Description
ASU 2016-02, Leases (including subsequent amendments)
The new guidance establishes a right-of-use model that requires a lessee to recognize a right-of-use asset and lease liability on the balance sheet for all leases with a term greater than 12 months. Leases are classified as finance or operating, with classification affecting the timing and classification of expense recognition. This guidance also enhances disclosure requirements.

This guidance is effective for public entities for annual and interim periods beginning after December 15, 2018. We adopted the new standard in the first quarter of 2019. See Note 8 for the disclosures related to the adoption of this guidance.

ASU 2016-13, Measurement of Credit Losses on Financial Instruments (including subsequent amendments)
This guidance requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected, resulting in the use of a current expected credit loss (“CECL”) model when measuring an impairment of financial instruments. Credit losses related to available-for-sale securities should be recorded in the consolidated income statement through an allowance for credit losses. Estimated credit losses utilizing the CECL model are based on historical experience, current conditions and forecasts that affect collectability. This ASU also modifies the impairment model for available-for-sale debt securities by eliminating the concept of “other than temporary” as well as providing a simplified accounting model for purchased financial assets with credit deterioration since their origination.

The guidance is effective for public entities for annual and interim periods beginning after December 15, 2019. Our early adoption of this guidance, including the subsequent amendments, in the first quarter of 2019 did not have a material impact on our Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Standard	Description
ASU 2018-09, Codification Improvements
This guidance makes minor improvements in various subtopics.

Some of the amendments within the ASU do not require transition and are effective upon issuance. However, many of the amendments do have transition guidance with effective dates for annual periods beginning after December 15, 2018 for public entities. Our early adoption of this guidance in the first quarter of 2019 did not have a material impact on our Consolidated Financial Statements.

ASU 2019-04, Codification Improvements to Credit Losses on Financial Instruments; Derivatives and Hedging; and Financial Instruments
The guidance makes minor clarifications and minor improvements to certain aspects of accounting for credit losses, hedging activities and financial instruments.

The guidance is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted. Our early adoption of this guidance on a modified-retrospective basis in the second quarter of 2019 did not have a material impact on our Consolidated Financial Statements.

Accounting Guidance Issued But Not Adopted as of June 30, 2019
We are currently assessing the impact of the standards listed below on our Consolidated Financial Statements.

Standard	Description
ASU 2018-13, Disclosure Framework - Change to the Disclosure Requirements for Fair Value Measurement
This guidance eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project. It removes transfer disclosures between Level 1 and Level 2 of the fair value hierarchy, and adds disclosures for the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements.

The guidance will be effective for all entities for annual and interim periods beginning after December 15, 2019. Early adoption is permitted.

ASU 2018-14, Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans
This guidance changes disclosure requirements for employers that sponsor defined benefit pension and/or other postretirement benefit plans. It eliminates the requirement of certain disclosures that are no longer considered cost beneficial; however, it adds more pertinent disclosures.

The guidance will be effective for public entities for annual periods ending after December 15, 2020. Early adoption is permitted.

ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract
This guidance requires a customer in a hosted, cloud computing arrangement that is a service contract to follow the internal-use software guidance to determine which implementation costs to capitalize as assets or expense as incurred. Capitalized costs are amortized over the term of the hosting arrangement when the recognized asset is ready for its intended use.

The guidance will be effective for public entities for annual and interim periods beginning after December 15, 2019. Early adoption is permitted.

3.    Business Combination
On August 21, 2018, we acquired all of the outstanding common stock of A. Schulman Inc., a Delaware corporation, for an aggregate purchase price of approximately $1,940 million.
The purchase price was allocated based on the fair value of the acquired assets and liabilities, redeemable non-controlling interests and non-controlling interests assumed on the acquisition date. The allocation is based on preliminary information and is subject to change as additional information concerning final asset and liability valuations is obtained.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The primary areas of the preliminary purchase price allocation that have not been finalized relate to the fair value of property, plant and equipment, intangible assets, contingencies and the related impacts on deferred income taxes and cumulative translation adjustments. During the second quarter of 2019, we made certain measurement period adjustments resulting in a $34 million increase of goodwill. This was primarily due to changes in contingencies and deferred taxes.
4.    Revenues
Contract Balances—Contract liabilities were $152 million and $138 million at June 30, 2019 and December 31, 2018, respectively. Revenue recognized in the reporting period, included in the contract liability balance at the beginning of the period, was immaterial.
Disaggregation of Revenues—The following table presents our revenues disaggregated by key products for the three and six months ended June 30, 2019 and 2018, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2019	2018	2019	2018
Sales and other operating revenues:
Polyethylene	$1,538	$1,957	$3,204	$3,935
Polypropylene	1,317	1,471	2,632	2,991
Olefins and co-products	745	946	1,493	1,966
Oxyfuels and related products	797	941	1,461	1,736
Intermediate chemicals	705	965	1,345	1,851
PO and derivatives	489	614	1,017	1,225
Compounding and solutions	1,062	584	2,202	1,193
Advanced polymers	196	250	394	478
Refined products	2,011	2,298	3,754	4,300
Other	188	180	324	298
Total	$9,048	$10,206	$17,826	$19,973
The following table presents our revenues disaggregated by geography, based upon the location of the customer, for the three and six months ended June 30, 2019 and 2018, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2019	2018	2019	2018
Sales and other operating revenues:
United States	$4,250	$4,864	$8,143	$9,517
Germany	710	764	1,441	1,585
Mexico	431	600	959	1,078
Italy	385	433	772	827
France	363	397	725	747
China	298	279	596	561
The Netherlands	270	300	522	576
Japan	255	354	458	655
Other	2,086	2,215	4,210	4,427
Total	$9,048	$10,206	$17,826	$19,973

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

5.    Accounts Receivable
Our allowance for doubtful accounts receivable, which is reflected in the Consolidated Balance Sheets as a reduction of accounts receivable, was $16 million at June 30, 2019 and December 31, 2018.
6.    Inventories
Inventories consisted of the following components:

Millions of dollars	June 30, 2019	December 31, 2018
Finished goods	$3,140	$3,066
Work-in-process	193	138
Raw materials and supplies	1,352	1,311
Total inventories	$4,685	$4,515

7.    Debt
Long-term loans, notes and other long-term debt, net of unamortized discount and debt issuance cost, consisted of the following:

Millions of dollars	June 30, 2019	December 31, 2018
Senior Notes due 2019, $1,000 million, 5.0%	$—	$988
Senior Notes due 2021, $1,000 million, 6.0% ($4 million of debt issuance cost)	996	975
Senior Notes due 2024, $1,000 million, 5.75% ($6 million of debt issuance cost)	994	993
Senior Notes due 2055, $1,000 million, 4.625% ($16 million of discount; $11 million of debt issuance cost)	973	973
Term Loan due 2022, $4,000 million	—	—
Guaranteed Notes due 2022, €750 million, 1.875% ($1 million of discount; $2 million of debt issuance cost)	852	855
Guaranteed Notes due 2023, $750 million, 4.0% ($4 million of discount; $3 million of debt issuance cost)	743	742
Guaranteed Notes due 2027, $1,000 million, 3.5% ($8 million of discount; $7 million of debt issuance cost)	1,021	964
Guaranteed Notes due 2027, $300 million, 8.1%	300	300
Guaranteed Notes due 2043, $750 million, 5.25% ($20 million of discount; $7 million of debt issuance cost)	723	722
Guaranteed Notes due 2044, $1,000 million, 4.875% ($11 million of discount; $9 million of debt issuance cost)	980	980
Other	8	10
Total	7,590	8,502
Less current maturities	(4)	(5)
Long-term debt	$7,586	$8,497

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Fair value hedging adjustments associated with the fair value hedge accounting of our fixed-for-floating interest rate swaps for the applicable periods are as follows:

		Gains (Losses)				Cumulative Fair Value Hedging Adjustments Included in Carrying Amount of Debt
	Inception Year	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
Millions of dollars		2019	2018	2019	2018	2019	2018
Senior Notes due 2019, 5.0%	2014	$—	$(8)	$(11)	$(9)	$—	$11
Senior Notes due 2021, 6.0%	2016	(13)	6	(20)	20	—	20
Guaranteed Notes due 2027, 3.5%	2017	(35)	11	(57)	42	(36)	21
Guaranteed Notes due 2022, 1.875%	2018	(1)	(1)	(1)	(1)	(2)	(1)
Total		$(49)	$8	$(89)	$52	$(38)	$51
The cumulative fair value hedging adjustments remaining at December 31, 2018 associated with our Senior Notes due 2019 included $7 million for hedges that were discontinued. Fair value adjustments are recognized in Interest expense in the Consolidated Statements of Income.
Short-term loans, notes, and other short-term debt consisted of the following:

Millions of dollars	June 30, 2019	December 31, 2018
$2,000 million Term Loan	$2,000	$—
$2,500 million Senior Revolving Credit Facility	—	—
$900 million U.S. Receivables Facility	—	—
Commercial paper	681	809
Precious metal financings	128	71
Other	3	5
Total short-term debt	$2,812	$885

Long-Term Debt
Three-Year Term Loan due 2022—In March 2019, LYB Americas Finance Company LLC (“LYB Americas Finance”), a wholly owned subsidiary of LyondellBasell Industries N.V., entered into a three-year $4,000 million senior unsecured delayed draw term loan credit facility that matures in March 2022. Borrowings under the credit agreement may be made on up to six occasions by December 31, 2019. Proceeds under this credit agreement, which is fully and unconditionally guaranteed by LyondellBasell Industries. N.V., may be used for general corporate purposes.
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
Short-Term Debt
Term Loan due 2020—In February 2019, LYB Americas Finance, entered into a 364-day, $2,000 million senior unsecured term loan credit agreement and borrowed the entire amount. The proceeds of this term loan, which is fully and unconditionally guaranteed by LyondellBasell Industries N.V., were used for general corporate purposes, including the repayment of debt.
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
Commercial Paper Program—We have a commercial paper program under which we may issue up to $2,500 million of privately placed, unsecured, short-term promissory notes (“commercial paper”). This program is backed by our $2,500 million Senior Revolving Credit Facility. Proceeds from the issuance of commercial paper may be used for general corporate purposes, including dividends and share repurchases. Interest rates on the commercial paper outstanding at June 30, 2019 are based on the terms of the notes and range from 2.49% to 2.55%.
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
At June 30, 2019, there were no borrowings or letters of credit under the facility.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Weighted Average Interest Rate—At June 30, 2019 and December 31, 2018, our weighted average interest rate on outstanding short-term debt was 3.4% and 3.1%, respectively.
Debt Discount and Issuance Costs—For the six months ended June 30, 2019 and 2018, amortization of debt discounts and debt issuance costs resulted in amortization expense of $4 million and $7 million, respectively, which is included in Interest expense in the Consolidated Statements of Income.
Other Information—LYB International Finance III, LLC is a direct, 100% owned finance subsidiary of LyondellBasell N.V., as defined in Rule 3-10(b) of Regulation S-X. Any debt securities issued by LYB International Finance III, LLC will be fully and unconditionally guaranteed by LyondellBasell N.V.
As of June 30, 2019, we are in compliance with our debt covenants.
In June 2019, we commenced a modified Dutch Auction tender offer (“tender offer”) to purchase up to 37.0 million of our issued and outstanding shares. In July 2019, upon the expiration of the tender offer, we repurchased 35.1 million ordinary shares. We financed the share repurchase by utilizing $1,000 million from our Term Loan due 2022, $500 million from our U.S. Receivables Facility, and $1,280 million from our Commercial Paper Program, with the remainder funded by operating cash.
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
Operating Leases—The majority of our leases are operating leases. We lease storage tanks, terminal facilities, land, office facilities, railcars, pipelines, barges, plant equipment and other equipment. As of June 30, 2019, our Operating lease assets were $1,560 million. Operating lease liabilities totaled $1,582 million of which $278 million are current and recorded in Accrued liabilities. These values were derived using a weighted average discount rate of 4.2%.
Our operating leases have remaining lease terms ranging from less than 1 year to 30 years and have a weighted-average remaining lease term of 7 years. While extension clauses included in our leases do not materially impact our Operating lease assets or Operating lease liabilities, certain leases include options to extend the lease for up to 20 years.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Maturities of operating lease liabilities as of June 30, 2019 are as follows:

Millions of dollars
Last six months of 2019	$176
2020	311
2021	262
2022	223
2023	194
Thereafter	704
Total lease payments	1,870
Less: Imputed interest	(288)
Present value of lease liabilities	$1,582

The following table presents the components of operating lease cost for the three and six months ended June 30, 2019:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Millions of dollars
Operating lease cost	$90	$180
Short-term lease cost	33	73
Variable lease cost	19	36
Net operating lease cost	$142	$289

Cash paid for operating lease liabilities totaled $183 million for the six months ended June 30, 2019. Leased assets obtained in exchange for new operating lease liabilities, including all leases recognized upon adoption of the new lease accounting standard, totaled $1,790 million for the six months ended June 30, 2019.
As of June 30, 2019, we have entered into additional operating leases, with an undiscounted value of $558 million, primarily for storage tanks related to our new PO/TBA plant at our Channelview, Texas facility. These leases, which will commence between the second half of 2019 and 2022, have lease terms ranging from 2 to 20 years.
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
At June 30, 2019 and December 31, 2018, we had marketable securities classified as Cash and cash equivalents of $308 million and $19 million, respectively.
Foreign Currency Gain (Loss)—Other income, net, in the Consolidated Statements of Income reflected foreign currency gains of $3 million and $14 million, and $3 million and $9 million for the three and six months ended June 30, 2019 and 2018, respectively.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Financial Instruments Measured at Fair Value on a Recurring Basis—The following table summarizes financial instruments outstanding as of June 30, 2019 and December 31, 2018 that are measured at fair value on a recurring basis:

	June 30, 2019		December 31, 2018
Millions of dollars	Notional Amount	Fair Value	Notional Amount	Fair Value	Balance Sheet Classification
Assets–
Derivatives designated as hedges:
Commodities	$525	$6	$472	$12	Prepaid expenses and other current assets
Foreign currency	—	26	—	27	Prepaid expenses and other current assets
Foreign currency	2,000	166	2,000	117	Other assets
Interest rates	—	20	600	33	Prepaid expenses and other current assets
Interest rates	1,742	39	143	1	Other assets
Derivatives not designated as hedges:
Commodities	26	—	35	5	Prepaid expenses and other current assets
Foreign currency	360	—	599	3	Prepaid expenses and other current assets
Non-derivatives:
Available-for-sale debt securities	52	52	567	567	Short-term investments
Equity securities	—	—	322	325	Short-term investments
Total	$4,705	$309	$4,738	$1,090
Liabilities–
Derivatives designated as hedges:
Commodities	$—	$—	$4	$—	Accrued liabilities
Foreign currency	—	17	—	17	Accrued liabilities
Foreign currency	950	74	950	75	Other liabilities
Interest rates	1,000	125	1,400	16	Accrued liabilities
Interest rates	900	61	2,500	45	Other liabilities
Derivatives not designated as hedges:
Commodities	180	19	63	14	Accrued liabilities
Foreign currency	428	1	1,165	7	Accrued liabilities
Non-derivatives:
Performance share units	—	—	29	29	Accrued liabilities
Total	$3,458	$297	$6,111	$203
Commodity derivatives designated as hedges are classified as Level 1. As of June 30, 2019, these commodity derivatives had notional and fair values of $525 million and $6 million, respectively. Our investments in equity securities discussed below are measured at fair value using the net asset value per share, or its equivalent, practical expedient and have not been classified in the fair value hierarchy. All other derivatives and available-for-sale debt securities in the tables above are classified as Level 2.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

At June 30, 2019, our outstanding foreign currency and commodity contracts, not designated as hedges, mature from July 2019 to August 2019, and July 2019, respectively.
Financial Instruments Not Measured at Fair Value on a Recurring Basis—Due to the short maturity, the fair value of all non-derivative financial instruments included in Current assets and Current liabilities approximates the applicable carrying value. Current assets include Cash and cash equivalents, Restricted cash, held-to-maturity time deposits and Accounts receivable. Current liabilities include Accounts payable and commercial paper.
The following table presents the carrying value and estimated fair value of our financial instruments that are not measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018. Short-term loans receivable, which represent our repurchase agreements, and short-term and long-term debt are recorded at amortized cost in the Consolidated Balance Sheets. The carrying and fair values of short-term and of long-term debt exclude finance leases and commercial paper.

	June 30, 2019		December 31, 2018
Millions of dollars	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-derivatives:
Assets:
Short-term loans receivable	$541	$541	$544	$544
Liabilities:
Short-term debt	$2,128	$2,142	$71	$77
Long-term debt	7,582	8,176	8,492	8,476
Total	$9,710	$10,318	$8,563	$8,553
All financial instruments in the table above are classified as Level 2. There were no transfers between Level 1 and Level 2 for any of our financial instruments during the six months ended June 30, 2019 and the year ended December 31, 2018.
Net Investment Hedges—At June 30, 2019 and December 31, 2018, we had outstanding foreign currency contracts with an aggregate notional value of €617 million ($650 million) designated as net investment hedges. We also had outstanding foreign-currency denominated debt designated as a net investment hedge with notional amounts totaling €750 million ($853 million) and €750 million ($858 million), respectively, as of June 30, 2019 and December 31, 2018.
Cash Flow Hedges—The following table summarizes our cash flow hedges outstanding at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Millions of dollars	Notional Value	Notional Value	Expiration Date
Foreign currency	$2,300	$2,300	2021 to 2027
Interest rates	1,500	1,500	2020 to 2021
Commodities	525	476	2019

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

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

In January and February of 2019, we entered into commodity futures contracts with total notional amounts of $78 million and $97 million, respectively, to mitigate the risk of variability in feedstock prices and product sales prices for 2019.
In 2019, we paid $5 million in settlement of commodity futures contracts hedging the risk of variability in feedstock prices with a total notional amount of $137 million. Additionally, we received $8 million in settlement of commodity futures contracts hedging the risk of variability in product sales prices with a total notional amount of $127 million.
As of June 30, 2019, on a pre-tax basis, $1 million, $11 million, and $5 million are scheduled to be reclassified from Accumulated other comprehensive loss as increases to interest expense, revenues and cost of sales, respectively, over the next twelve months.
Fair Value Hedges—In February 2019, concurrent with the redemption of $1,000 million of our then outstanding 5% senior notes due 2019, we paid $5 million in settlement of $1,000 million of fixed-for-floating interest rate swaps.
We had outstanding interest rate contracts with aggregate notional amounts of $2,142 million and $3,143 million at June 30, 2019 and December 31, 2018, respectively. These fair value hedges have maturities ranging from 2021 to 2027 as of June 30, 2019.
Impact on Earnings and Other Comprehensive Income—The following tables summarize the pre-tax effects of derivative instruments and non-derivative instruments on Other comprehensive income and earnings for the three and six months ended June 30, 2019 and 2018:

	Effects of Financial Instruments
	Three Months Ended June 30,
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI to Income		Gain (Loss) Recognized in Income		Income Statement
Millions of dollars	2019	2018	2019	2018	2019	2018	Classification
Derivatives designated as hedges:
Commodities	$9	$—	$(2)	$—	$—	$—	Sales and other operating revenues
Commodities	(8)	9	—	—	—	—	Cost of sales
Foreign currency	(19)	212	26	(124)	15	19	Other income, net; Interest expense
Interest rates	(105)	17	—	—	46	(16)	Interest expense
Derivatives not designated as hedges:
Commodities	—	—	—	—	1	(2)	Sales and other operating revenues
Commodities	—	—	—	—	(22)	13	Cost of sales
Foreign currency	—	—	—	—	(3)	36	Other income, net
Non-derivatives designated as hedges:
Long-term debt	(11)	50	—	—	—	—	Other income, net
Total	$(134)	$288	$24	$(124)	$37	$50

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Effects of Financial Instruments
	Six Months Ended June 30,
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI to Income		Gain (Loss) Recognized in Income		Income Statement
Millions of dollars	2019	2018	2019	2018	2019	2018	Classification
Derivatives designated as hedges:
Commodities	(41)	—	(8)	—	—	—	Sales and other operating revenues
Commodities	38	6	4	4	—	—	Cost of sales
Foreign currency	51	87	(13)	(62)	32	32	Other income, net; Interest expense
Interest rates	(179)	67	(4)	—	73	(60)	Interest expense
Derivatives not designated as hedges:
Commodities	—	—	—	—	3	(1)	Sales and other operating revenues
Commodities	—	—	—	—	(19)	9	Cost of sales
Foreign currency	—	—	—	—	16	16	Other income, net
Non-derivatives designated as hedges:
Long-term debt	5	25	—	—	—	—	Other income, net
Total	$(126)	$185	$(21)	$(58)	$105	$(4)
The derivative amounts excluded from effectiveness testing for foreign currency contracts designated as net investment hedges recognized in other comprehensive income for the three and six months ended June 30, 2019 were losses of $5 million and $3 million, respectively, and for the three and six months ended June 30, 2018 were gains of $11 million and $15 million, respectively.
The derivative amounts excluded from effectiveness testing for foreign currency contracts designated as net investment hedges recognized in interest expense for the three and six months ended June 30, 2019 were gains of $5 million and $10 million, respectively, and for the three and six months ended June 30, 2018 were gains of $8 million and $13 million, respectively.
The pre-tax effect of the periodic receipt of fixed interest and payment of variable interest associated with our fixed-for-floating interest rate swaps resulted in a $2 million and $5 million increase in interest expense during the three and six months ended June 30, 2019, respectively, and a $1 million increase in interest expense during the three months ended June 30, 2018 and a $2 million decrease in interest expense during the six months ended June 30, 2018.
Investments in Available-for-Sale Debt Securities—The following tables summarize the amortized cost, gross unrealized gains and losses, and fair value of our available-for-sale debt securities that are outstanding as of June 30, 2019 and December 31, 2018:

	June 30, 2019
Millions of dollars	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale debt securities:
Bonds	$52	$—	$—	$52

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	December 31, 2018
Millions of dollars	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale debt securities:
Bonds	$567	$—	$—	$567

No allowance for credit losses related to our available-for-sale debt securities was recorded for the six months ended June 30, 2019. No losses related to other-than-temporary impairments of our available-for-sale debt securities were recorded in Accumulated other comprehensive income for the year ended December 31, 2018.
The proceeds from maturities and sales of our available-for-sale-debt securities during the three and six months ended June 30, 2019 and 2018 are summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2019	2018	2019	2018
Proceeds from maturities of available-for-sale debt securities	$23	$75	$331	$410
Proceeds from sales of available-for-sale debt securities	180	—	180	—

The gross realized gains and losses associated with the sale of available-for-debt securities during the three and six months ended June 30, 2019 were less than $1 million in each respective period.
We had no available-for-sale debt securities which were in a continuous unrealized loss position for less than or greater than twelve months, respectively, as of June 30, 2019. The following table summarizes the fair value and unrealized losses related to available-for-sale debt securities that were in a continuous unrealized loss position for less than and greater than twelve months as of December 31, 2018:

	December 31, 2018
	Less than 12 months		Greater than 12 months
Millions of dollars	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale debt securities:
Bonds	$118	$(1)	$45	$—

Investments in Equity Securities—We received proceeds of $170 million and $332 million related to the sale of our investments in equity securities during the three and six months ended June 30, 2019, respectively, and $32 million during the three and six months ended June 30, 2018. At June 30, 2019, we had no outstanding investment in equity securities. At December 31, 2018, we had investments in equity securities with a notional amount of $322 million and fair value of $325 million.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table summarizes the portion of unrealized gains and losses for the equity securities that are outstanding as of June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2019	2018	2019	2018
Net gains (losses) recognized during the period	$(1)	$10	$6	$9
Less: Net gains recognized during the period on securities sold	8	1	9	1
Unrealized gains (losses) recognized during the period	$(9)	$9	$(3)	$8

10.    Income Taxes
Our effective income tax rate for the three months ended June 30, 2019 was 14.4% compared with -1.3% for the three months ended June 30, 2018. For the six months ended June 30, 2019, the effective income tax rate was 16.9% compared with 8.9% for the first six months ended June 30, 2018. Our effective income tax rate fluctuates based on, among other factors, changes in statutory tax rates, changes in pretax income in countries with varying statutory tax rates, changes in valuation allowances, changes in foreign exchange gains/losses, changes in the amount of exempt income and changes in unrecognized tax benefits associated with uncertain tax positions.
Compared with the three and six months ended June 30, 2018, the higher effective tax rate for the three and six months ended June 30, 2019 was primarily attributable to changes in unrecognized tax benefits associated with uncertain tax positions, partially offset by a tax benefit related to research and development activities.
We operate in multiple jurisdictions throughout the world, and our tax returns are periodically audited or subjected to review by tax authorities. We are currently under examination in a number of tax jurisdictions. As a result, there is an uncertainty in income taxes recognized in our financial statements. Positions challenged by the tax authorities may be settled or appealed by us. During the three months ended June 30, 2018, we entered into an audit settlement impacting specific uncertain tax positions. This audit settlement resulted in a $346 million non-cash benefit to our effective tax rate consisting of the recognition of $288 million of previously unrecognized tax benefits as a reduction for tax positions of prior years and the release of $58 million of previously accrued interest. This non-cash reduction in unrecognized tax benefits is reflected on our Consolidated Statements of Cash Flows in Other operating activities. Tax benefits totaling $275 million and $269 million were unrecognized as of June 30, 2019 and December 31, 2018, respectively. It is reasonably possible that, within the next twelve months, due to the settlement of uncertain tax positions with various tax authorities and the expiration of statutes of limitations, unrecognized tax benefits could decrease by up to approximately $105 million.
We monitor income tax developments in countries where we conduct business. In 2017, the U.S. enacted “H.R.1,” also known as the “Tax Cuts and Jobs Act” (the “Tax Act”) materially impacting our Consolidated Financial Statements by, among other things, decreasing the tax rate, and significantly affecting future periods. To determine the full effects of the tax law, we are awaiting the finalization of several proposed U.S. Treasury regulations under the Tax Act that were issued during 2018 and 2019. In prior years, the Company did not assert permanent reinvestment of our foreign earnings. However, as a result of the U.S. Section 245A temporary regulations, the Company does intend to permanently reinvest approximately $565 million of our non-U.S. earnings. Repatriation of these earnings to the U.S. in the future could result in a $60 million tax impact. Prior to the issuance of the retroactive temporary regulations, the non-U.S. earnings on the permanent reinvestment could have been distributed tax free.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

11.    Commitments and Contingencies
Commitments—We have various purchase commitments for materials, supplies and services incidental to the ordinary conduct of business, generally for quantities required for our businesses and at prevailing market prices. These commitments are designed to assure sources of supply and are not expected to be in excess of normal requirements. At June 30, 2019, capital expenditure commitments were incurred in our normal course of business, including commitments of approximately $484 million primarily related to building our new PO/TBA plant on the Texas Gulf Coast.
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
Environmental Remediation—Our accrued liability for future environmental remediation costs at current and former plant sites and other remediation sites totaled $127 million and $90 million as of June 30, 2019 and December 31, 2018, respectively. At June 30, 2019, the accrued liabilities for individual sites range from less than $1 million to $16 million. The remediation expenditures are expected to occur over a number of years, and not to be concentrated in any single year. In our opinion, it is reasonably possible that losses in excess of the liabilities recorded may have been incurred. However, we cannot estimate any amount or range of such possible additional losses. New information about sites, new technology or future developments such as involvement in investigations by regulatory agencies, could require us to reassess our potential exposure related to environmental matters.

Indemnification—We are parties to various indemnification arrangements, including arrangements entered into in connection with acquisitions, divestitures and the formation and dissolution of joint ventures. Pursuant to these arrangements, we provide indemnification to and/or receive indemnification from other parties in connection with liabilities that may arise in connection with the transactions and in connection with activities prior to completion of the transactions. These indemnification arrangements typically include provisions pertaining to third party claims relating to environmental and tax matters and various types of litigation. As of June 30, 2019, we had not accrued any significant amounts for our indemnification obligations, and we are not aware of other circumstances that would likely lead to significant future indemnification obligations. We cannot determine with certainty the potential amount of future payments under the indemnification arrangements until events arise that would trigger a liability under the arrangements.
As part of our technology licensing contracts, we give indemnifications to our licensees for liabilities arising from possible patent infringement claims with respect to certain proprietary licensed technologies. Such indemnifications have a stated maximum amount and generally cover a period of 5 to 10 years.
12.    Stockholders’ Equity and Redeemable Non-controlling Interests
Stockholders’ Equity
Dividend Distributions—The following table summarized the dividends paid in the periods presented:

Millions of dollars, except per share amounts	Dividend Per Ordinary Share	Aggregate Dividends Paid	Date of Record
March	$1.00	$372	March 4, 2019
June	1.05	388	June 10, 2019
	$2.05	$760

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

In February and May 2019, we paid a cash dividend of $15.00 per share for an aggregate of $3 million related to dividends on A. Schulman Special Stock to shareholders of record as of January 15, 2019 and April 15, 2019, respectively.
Share Repurchase Programs—In May 2019, our shareholders approved a proposal to authorize us to repurchase up to 37.0 million of our ordinary shares through November 30, 2020 (“May 2019 Share Repurchase Program”), which superseded the remaining authorization under our June 2018 Share Repurchase Program. The timing and amount of these repurchases, which are determined based on our evaluation of market conditions and other factors, may be executed from time to time through open market or privately negotiated transactions. The repurchased shares, which are recorded at cost, are classified as Treasury stock and may be retired or used for general corporate purposes, including for various employee benefit and compensation plans.
In June 2019, we commenced a tender offer to purchase up to 37.0 million of our issued and outstanding ordinary shares. In July 2019, upon the expiration of the tender offer, we repurchased 35.1 million ordinary shares at a tender offer price of $88.00 per share for a total of $3,093 million, excluding fees and expenses related to the tender offer.
The following table summarizes our share repurchase activity for the periods presented:

	Six Months Ended June 30, 2019
Millions of dollars, except shares and per share amounts	Shares Repurchased	Average Purchase Price	Total Purchase Price, Including Commissions
June 2018 Share Repurchase Program	5,648,900	$86.38	$488
	5,648,900	$86.38	$488

	Six Months Ended June 30, 2018
Millions of dollars, except shares and per share amounts	Shares Repurchased	Average Purchase Price	Total Purchase Price, Including Commissions
May 2017 Share Repurchase Program	4,004,753	$106.05	$425
June 2018 Share Repurchase Program	482,863	111.16	53
	4,487,616	$106.60	$478
Due to the timing of settlements, total cash paid for share repurchases for the six months ended June 30, 2019 and 2018 was $512 million and $470 million, respectively.
Ordinary Shares—The changes in the outstanding amounts of ordinary shares are as follows:

	Six Months Ended June 30,
	2019	2018
Ordinary shares outstanding:
Beginning balance	375,696,661	394,512,054
Share-based compensation	256,140	264,671
Employee stock purchase plan	83,473	54,174
Purchase of ordinary shares	(5,648,900)	(4,487,616)
Ending balance	370,387,374	390,343,283

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Treasury Shares—The changes in the amounts of treasury shares held by the Company are as follows:

	Six Months Ended June 30,
	2019	2018
Ordinary shares held as treasury shares:
Beginning balance	24,513,619	183,928,109
Share-based compensation	(256,140)	(264,671)
Employee stock purchase plan	(83,473)	(54,174)
Purchase of ordinary shares	5,648,900	4,487,616
Ending balance	29,822,906	188,096,880

Accumulated Other Comprehensive Income (Loss)—The components of, and after-tax changes in, Accumulated other comprehensive loss as of and for the six months ended June 30, 2019 and 2018 are presented in the following tables:

Millions of dollars	Financial Derivatives	Unrealized Gains on Available -for-Sale Debt Securities	Defined Benefit Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustments	Total
Balance – January 1, 2019	$(68)	$—	$(442)	$(853)	$(1,363)
Other comprehensive income (loss) before reclassifications	(129)	1	—	14	(114)
Tax (expense) benefit before reclassifications	29	—	—	(6)	23
Amounts reclassified from accumulated other comprehensive income (loss)	(21)	—	14	—	(7)
Tax (expense) benefit	3	—	(4)	—	(1)
Net other comprehensive income (loss)	(118)	1	10	8	(99)
Balance – June 30, 2019	$(186)	$1	$(432)	$(845)	$(1,462)

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Millions of dollars	Financial Derivatives	Unrealized Gains on Equity Securities and Equity Securities Held by Equity Investees	Defined Benefit Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustments	Total
Balance – January 1, 2018	$(120)	$17	$(421)	$(761)	$(1,285)
Adoption of accounting standards	(2)	(17)	(51)	—	(70)
Other comprehensive income (loss) before reclassifications	99	—	—	(41)	58
Tax expense before reclassifications	(18)	—	—	(14)	(32)
Amounts reclassified from accumulated other comprehensive income (loss)	(58)	—	17	—	(41)
Tax (expense) benefit	15	—	(3)	—	12
Net other comprehensive income (loss)	38	—	14	(55)	(3)
Balance – June 30, 2018	$(84)	$—	$(458)	$(816)	$(1,358)

The amounts reclassified out of each component of Accumulated other comprehensive loss are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item on the Consolidated Statements of Income
Millions of dollars	2019	2018	2019	2018
Reclassification adjustments for:
Financial derivatives:
Foreign currency	$26	$(124)	$(13)	$(62)	Other income, net
Commodities	(2)	—	(8)	—	Sales and other operating revenue
Commodities	—	—	4	4	Cost of sales
Interest rates	—	—	(4)	—	Interest expense
Income tax expense (benefit)	7	(30)	(3)	(15)	Provision for income taxes
Financial derivatives, net of tax	17	(94)	(18)	(43)
Amortization of defined pension items:
Prior service cost	1	—	1	—	Other income, net
Actuarial loss	6	8	13	16	Other income, net
Settlement loss	—	1	—	1	Other income, net
Income tax expense	2	2	4	3	Provision for income taxes
Defined pension items, net of tax	5	7	10	14
Total reclassifications, before tax	31	(115)	(7)	(41)
Income tax expense (benefit)	9	(28)	1	(12)	Provision for income taxes
Total reclassifications, after tax	$22	$(87)	$(8)	$(29)	Amount included in net income

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Purchase of Non-controlling Interest—In February 2019, we increased our interest in our subsidiary La Porte Methanol Company, L.P., from 85% to 100%, for cash consideration of $63 million.
Redeemable Non-controlling Interests
Our redeemable non-controlling interests relate to 115,374 shares of A. Schulman Special Stock which were outstanding as of June 30, 2019 and December 31, 2018.
13.    Per Share Data
Basic earnings per share are based upon the weighted average number of shares of common stock outstanding during the periods. Diluted earnings per share includes the effect of certain stock option awards and other equity-based compensation awards. We have unvested restricted stock units that are considered participating securities for earnings per share.
Earnings per share data and dividends declared per share of common stock are as follows:

	Three Months Ended June 30,
	2019		2018
Millions of dollars	Continuing Operations	Discontinued Operations	Continuing Operations	Discontinued Operations
Net income (loss)	$1,006	$(3)	$1,655	$(1)
Dividends on A. Schulman Special Stock	(1)	—	—	—
Net income attributable to participating securities	(2)	—	(1)	—
Net income (loss) attributable to ordinary shareholders – basic and diluted	$1,003	$(3)	$1,654	$(1)

Millions of shares, except per share amounts
Basic weighted average common stock outstanding	370	370	391	391
Effect of dilutive securities:
Performance share units	—	—	1	1
Potential dilutive shares	370	370	392	392

Earnings per share:
Basic	$2.71	$(0.01)	$4.23	$—
Diluted	$2.71	$(0.01)	$4.22	$—

Participating securities	0.6	0.6	0.5	0.5
Dividends declared per share of common stock	$1.05	$—	$1.00	$—

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Six Months Ended June 30,
	2019		2018
Millions of dollars	Continuing Operations	Discontinued Operations	Continuing Operations	Discontinued Operations
Net income (loss)	$1,823	$(3)	$2,886	$(1)
Dividends on A. Schulman Special Stock	(3)	—	—	—
Net income attributable to participating securities	(3)	—	(2)	—
Net income (loss) attributable to ordinary shareholders – basic and diluted	$1,817	$(3)	$2,884	$(1)

Millions of shares, except per share amounts
Basic weighted average common stock outstanding	371	371	393	393
Effect of dilutive securities:
Performance share units	—	—	1	1
Potential dilutive shares	371	371	394	394

Earnings (loss) per share:
Basic	$4.90	$(0.01)	$7.34	$—
Diluted	$4.89	$(0.01)	$7.33	$—

Participating securities	0.6	0.6	0.5	0.5
Dividends declared per share of common stock	$2.05	$—	$2.00	$—

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
We disclose the results of each of our operating segments in accordance with ASC 280, Segment Reporting. Our operating segments are managed by senior executives who report to our Chief Executive Officer, the chief operating decision maker. Discrete financial information is available for each of the segments, and our Chief Executive Officer uses the operating results of each of the operating segments for performance evaluation and resource allocation. The activities of each of our segments from which they earn revenues and incur expenses are described below:

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

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Summarized financial information concerning reportable segments is shown in the following table for the periods presented:

	Three Months Ended June 30, 2019
Millions of dollars	O&P– Americas	O&P– EAI	I&D	APS	Refining	Technology	Other	Total
Sales and other operating revenues:
Customers	$1,325	$2,283	$2,020	$1,257	$2,011	$152	$—	$9,048
Intersegment	789	222	42	1	169	21	(1,244)	—
	2,114	2,505	2,062	1,258	2,180	173	(1,244)	9,048
Income (loss) from equity investments	12	52	2	(2)	—	—	—	64
EBITDA	635	331	448	120	(66)	107	4	1,579

	Three Months Ended June 30, 2018
Millions of dollars	O&P– Americas	O&P– EAI	I&D	APS	Refining	Technology	Other	Total
Sales and other operating revenues:
Customers	$1,694	$2,690	$2,541	$833	$2,298	$150	$—	$10,206
Intersegment	848	210	43	—	271	32	(1,404)	—
	2,542	2,900	2,584	833	2,569	182	(1,404)	10,206
Income (loss) from equity investments	15	54	(1)	—	—	—	—	68
EBITDA	671	355	642	121	104	113	4	2,010

	Six Months Ended June 30, 2019
Millions of dollars	O&P– Americas	O&P– EAI	I&D	APS	Refining	Technology	Other	Total
Sales and other operating revenues:
Customers	$2,718	$4,626	$3,872	$2,595	$3,754	$261	$—	$17,826
Intersegment	1,507	414	84	2	308	53	(2,368)	—
	4,225	5,040	3,956	2,597	4,062	314	(2,368)	17,826
Income (loss) from equity investments	23	103	4	(2)	—	—	—	128
EBITDA	1,151	627	838	268	(81)	190	14	3,007

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Six Months Ended June 30, 2018
Millions of dollars	O&P– Americas	O&P– EAI	I&D	APS	Refining	Technology	Other	Total
Sales and other operating revenues:
Customers	$3,481	$5,432	$4,851	$1,671	$4,300	$238	$—	$19,973
Intersegment	1,707	428	76	—	526	59	(2,796)	—
	5,188	5,860	4,927	1,671	4,826	297	(2,796)	19,973
Income from equity investments	32	130	2	—	—	—	—	164
EBITDA	1,427	774	1,128	244	167	169	14	3,923
Our APS segment results for the second quarter and first six months of 2019 included $19 million and $35 million, respectively, of integration costs associated with our acquisition of A. Schulman in August 2018.
A reconciliation of EBITDA to Income from continuing operations before income taxes is shown in the following table for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2019	2018	2019	2018
EBITDA:
Total segment EBITDA	$1,575	$2,006	$2,993	$3,909
Other EBITDA	4	4	14	14
Less:
Depreciation and amortization expense	(328)	(300)	(650)	(599)
Interest expense	(81)	(91)	(173)	(182)
Add:
Interest income	5	15	11	26
Income from continuing operations before income taxes	$1,175	$1,634	$2,195	$3,168

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
OVERVIEW

Results were lower in the second quarter and first six months of 2019 relative to second quarter and first six months of 2018, primarily reflecting lower margins in most segments. Significant items that affected our results during the second quarter and first six months of 2019 relative to the second quarter and first six months of 2018 include:

•	Lower O&P–Americas results due to a decline in polyethylene results offset by higher olefins results;

•	Lower O&P–EAI results driven by lower volumes in Europe, combined with lower polyolefins margins and unfavorable foreign exchange impacts, which were partially offset by higher olefins margins;

•	I&D segment results declined due to margin and volume decreases across most businesses; and

•	Lower Refining segment results due to a decline in refining margins.
Other noteworthy items since the beginning of the year include the following:

•	Executed a 364-day, $2,000 million senior unsecured term loan facility and borrowed the full amount;

•	Redeemed of $1,000 million of our 5% senior notes due 2019;

•	Executed a three-year, $4,000 million senior unsecured delayed draw term loan credit facility; and

•	In July 2019, repurchased 35.1 million ordinary shares for a total of $3,093 million, at a tender offer price of $88.00 per share.

Results of operations for the periods discussed are presented in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2019	2018	2019	2018
Sales and other operating revenues	$9,048	$10,206	$17,826	$19,973
Cost of sales	7,542	8,290	14,988	16,302
Selling, general and administrative expenses	302	261	589	494
Research and development expenses	27	29	55	57
Operating income	1,177	1,626	2,194	3,120
Interest expense	(81)	(91)	(173)	(182)
Interest income	5	15	11	26
Other income, net	10	16	35	40
Income from equity investments	64	68	128	164
Provision for (benefit from) income taxes	169	(21)	372	282
Income from continuing operations	1,006	1,655	1,823	2,886
Loss from discontinued operations, net of tax	(3)	(1)	(3)	(1)
Net income	$1,003	$1,654	$1,820	$2,885
RESULTS OF OPERATIONS
Revenues—Revenues decreased by $1,158 million, or 11%, in the second quarter of 2019 compared to the second quarter of 2018 and by $2,147 million, or 11%, in the first six months of 2019 compared to the first six months of 2018.
Average sales prices in the second quarter and first six months of 2019 were lower for most of our products as sales prices generally correlate with crude oil prices, which decreased relative to the corresponding periods in 2018. These lower prices led to a revenue decrease of 8% and 7% in the second quarter and first six months of 2019, respectively. Lower sales volumes resulted in a revenue decrease of 7% relative to the second quarter and first six months of 2018. Unfavorable foreign exchange impacts also resulted in a revenue decrease of 1% and 3% in the second quarter and first six months of 2019, respectively.
The operations of A. Schulman contributed $554 million and $1,154 million of revenues which accounts for the remaining change in revenues for the second quarter and first six months of 2019, respectively.
Cost of Sales—Cost of sales decreased by $748 million, or 9%, in the second quarter of 2019 compared to the second quarter of 2018 and by $1,314 million, or 8%, in the first six months of 2019 compared to the first six months of 2018. This decrease in cost of sales is primarily due to lower feedstock and energy costs.
SG&A Expenses—Selling, general and administrative (“SG&A”) expenses increased by $41 million, or 16%, in the second quarter of 2019 compared to the second quarter of 2018 and by $95 million, or 19%, in the first six months of 2019 compared to the first six months of 2018.
The operations of A. Schulman incurred $48 million and $98 million of SG&A expenses in the second quarter and first six months of 2019, respectively. Costs associated with the integration of A. Schulman were $19 million and $35 million in the second quarter and first six months of 2019, respectively. These costs were largely attributable to increased costs in the second quarter and first six months of 2019 compared to the corresponding periods in 2018. These increased costs were partially offset by a decline in the costs associated with the evaluation and pre-project planning of certain growth projects relative to the corresponding periods in 2018.
Operating Income—Operating income decreased by $449 million, or 28%, in the second quarter of 2019 compared to the second quarter of 2018 and by $926 million, or 30%, in the first six months of 2019 compared to the first six months of 2018.

In the second quarter of 2019, operating income declined across all of our segments including a $197 million and $168 million decline in our I&D and Refining segments relative to the second quarter of 2018.
In the first six months of 2019, or our I&D, O&P–Americas, Refining and O&P–EAI segments decreased by $291 million, $284 million, $242 million, and $114 million, respectively, over the first six months of 2018.
Results for each of our business segments are discussed further in the “Segment Analysis” section below.
Income Taxes—Our effective income tax rate for the second quarter of 2019 was 14.4% compared with -1.3% for the second quarter of 2018, and for the first six months of 2019 was 16.9% compared with 8.9% for the first six months of 2018. Our effective income tax rate fluctuates based on, among other factors, changes in statutory tax rates, changes in pretax income in countries with varying statutory tax rates, changes in valuation allowances, changes in foreign exchange gains/losses, changes in the amount of exempt income and changes in unrecognized tax benefits associated with uncertain tax positions.
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

We monitor income tax developments in countries where we conduct business. In 2017, the U.S. enacted “H.R.1,” also known as the “Tax Cuts and Jobs Act” (the “Tax Act”) materially impacting our Consolidated Financial Statements by, among other things, decreasing the tax rate, and significantly affecting future periods. To determine the full effects of the tax law, we are awaiting the finalization of several proposed U.S. Treasury regulations under the Tax Act that were issued during 2018 and 2019. In prior years, the Company did not assert permanent reinvestment of our foreign earnings. However, as a result of the U.S. Section 245A temporary regulations, the Company does intend to permanently reinvest approximately $565 million of our non-U.S. earnings. Repatriation of these earnings to the U.S. in the future could result in a $60 million tax impact. Prior to the issuance of the retroactive temporary regulations, the non-U.S. earnings on the permanent reinvestment could have been distributed tax free.

Compared with the three months ended June 30, 2018, the higher effective tax rate for the three months ended June 30, 2019 was primarily attributable to changes in unrecognized tax benefits associated with uncertain tax positions (21.2%), partially offset by a tax benefit related to research and development activities (-6.3%). Compared with the six months ended June 30, 2018, the higher effective tax rate for the six months ended June 30, 2019 was primarily attributable to changes in unrecognized tax benefits associated with uncertain tax positions (10.9%), partially offset by a tax benefit related to research and development activities (-3.4%).
Comprehensive Income—Comprehensive income decreased by $638 million in the second quarter of 2019 compared to the second quarter of 2018 and by $1,161 million in the six months of 2019 compared to the first six months of 2018, primarily due to lower net income, net unfavorable impacts of financial derivative instruments primarily driven by periodic changes in benchmark interest rates and the net favorable impact of unrealized changes in foreign currency translation adjustments.
The net gains attributable to unrealized changes in foreign currency translation impacts include pre-tax losses of $25 million and pre-tax gains of $3 million in the second quarter and first six months of 2019, respectively, which represent the effective portion of our net investment hedges.
In the second quarter and first six months of 2019, the cumulative after-tax effects of our derivatives designated as cash flow hedges were net losses of $68 million and $118 million, respectively. The fluctuations of the U.S. dollar against the euro in the second quarter and first six months of 2019 and periodic changes in benchmark interest rates resulted in pre-tax losses of $5 million and pre-tax gains of $53 million, respectively, related to our cross-currency swaps. Pre-tax gains of $26 million and pre-tax losses of $13 million related to our cross-currency swaps were reclassification adjustments included in Other income, net in the second quarter and first six months of 2019. Pre-tax losses of $105 million and $179 million related to forward-starting interest rate swaps were driven by changes in benchmark interest rates in the second quarter and first six months of 2019. The remaining change relates to our commodity cash flow hedges.

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
Revenues and the components of EBITDA for the periods presented are reflected in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2019	2018	2019	2018
Sales and other operating revenues:
O&P–Americas segment	$2,114	$2,542	$4,225	$5,188
O&P–EAI segment	2,505	2,900	5,040	5,860
I&D segment	2,062	2,584	3,956	4,927
APS segment	1,258	833	2,597	1,671
Refining segment	2,180	2,569	4,062	4,826
Technology segment	173	182	314	297
Other, including intersegment eliminations	(1,244)	(1,404)	(2,368)	(2,796)
Total	$9,048	$10,206	$17,826	$19,973
Operating income (loss):
O&P–Americas segment	$504	$543	$888	$1,172
O&P–EAI segment	226	245	412	526
I&D segment	372	569	686	977
APS segment	91	112	210	226
Refining segment	(110)	58	(169)	73
Technology segment	96	100	169	146
Other, including intersegment eliminations	(2)	(1)	(2)	—
Total	$1,177	$1,626	$2,194	$3,120
Depreciation and amortization:
O&P–Americas segment	$117	$109	$232	$215
O&P–EAI segment	52	52	105	108
I&D segment	74	72	146	145
APS segment	30	9	59	17
Refining segment	44	46	87	92
Technology segment	11	12	21	22
Total	$328	$300	$650	$599

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2019	2018	2019	2018
Income (loss) from equity investments:
O&P–Americas segment	$12	$15	$23	$32
O&P–EAI segment	52	54	103	130
I&D segment	2	(1)	4	2
APS segment	(2)	—	(2)	—
Total	$64	$68	$128	$164
Other income, net:
O&P–Americas segment	$2	$4	$8	$8
O&P–EAI segment	1	4	7	10
I&D segment	—	2	2	4
APS segment	1	—	1	1
Refining segment	—	—	1	2
Technology segment	—	1	—	1
Other, including intersegment eliminations	6	5	16	14
Total	$10	$16	$35	$40
EBITDA:
O&P–Americas segment	$635	$671	$1,151	$1,427
O&P–EAI segment	331	355	627	774
I&D segment	448	642	838	1,128
APS segment	120	121	268	244
Refining segment	(66)	104	(81)	167
Technology segment	107	113	190	169
Other, including intersegment eliminations	4	4	14	14
Total	$1,579	$2,010	$3,007	$3,923
Olefins and Polyolefins–Americas Segment
Overview—EBITDA declined in the second quarter and first six months of 2019 relative to the second quarter and first six months of 2018 due to lower polyethylene results, partially offset by higher olefins results.
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

As in recent years, strong supplies from the U.S. shale gas/oil boom resulted in ethane being a preferred feedstock in our U.S. plants in 2019. We produced approximately 83% of our ethylene from ethane in the second quarter and first six months of 2019, compared to approximately 85% in the second quarter and first six months of 2018.

The following table sets forth selected financial information for the O&P–Americas segment including Income from equity investments, which is a component of EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2019	2018	2019	2018
Sales and other operating revenues	$2,114	$2,542	$4,225	$5,188
Income from equity investments	12	15	23	32
EBITDA	635	671	1,151	1,427
Revenues—Revenues for our O&P–Americas segment decreased by $428 million, or 17%, in the second quarter of 2019 compared to the second quarter of 2018 and by $963 million, or 19%, in the first six months of 2019 compared to the first six months of 2018.

Average olefins and polyethylene sales prices were lower in the second quarter and first six months of 2019 compared to the second quarter and first six months of 2018 due to increased market supply stemming from new industry capacity additions and, to a lesser extent, a lower oil price environment. Polypropylene sales prices decreased with declining propylene feedstock prices. These lower sales prices were responsible for a revenue decrease of 14% in the second quarter and first six months of 2019.
Lower sales volumes across most products, driven mainly by planned downtime at our Matagorda, Texas facility, accompanied by softer demand also led to a revenue decrease of 3% in the second quarter of 2019 and 5% in the first six months of 2019.
EBITDA—EBITDA decreased by $36 million, or 5%, in the second quarter of 2019 compared to the second quarter of 2018 and by $276 million, or 19%, in the first six months of 2019 compared to the first six months of 2018.
Lower sales volumes, as discussed above, resulted in a 5% and 6% decline in EBITDA for the second quarter and first six months of 2019, respectively. EBITDA declined 12% in the first six months of 2019 relative to the first six months of 2018 due to lower margins, which was primarily driven by a decrease in polyethylene margins due to decreases in price spreads over ethylene of approximately $225 per ton. The remaining 1% decrease in EBITDA in the first six months of 2019 is attributable to lower income from our joint venture in Mexico.
Olefins and Polyolefins–Europe, Asia, International Segment
Overview—EBITDA for the second quarter and first six months of 2019 declined compared to the second quarter and first six months of 2018, largely as a result of lower polyolefins margins, combined with lower volumes and unfavorable foreign exchange impacts, partially offset by higher olefins margins.
The following table sets forth selected financial information for the O&P–EAI segment including Income from equity investments, which is a component of EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2019	2018	2019	2018
Sales and other operating revenues	$2,505	$2,900	$5,040	$5,860
Income from equity investments	52	54	103	130
EBITDA	331	355	627	774
Revenues—Revenues decreased by $395 million, or 14%, in the second quarter of 2019 compared to the second quarter of 2018 and by $820 million, or 14%, in the first six months of 2019 compared to the first six months of 2018.

Average sales prices in the second quarter of 2019 and first six months of 2019 were lower across most products as sales prices generally correlate with crude oil prices, which on average, decreased compared to the second quarter and first six months of 2018. These lower average sales prices were responsible for revenue decreases of 4% and 5%, respectively in the second quarter and first six months of 2019.
Unplanned maintenance and weaker demand in the second quarter and first six months of 2019 led to lower sales volumes compared to the second quarter and first six months of 2018. This decline in volumes resulted in revenue decreases of 5% and 4%, respectively.
Foreign exchange impacts that, on average, were unfavorable led to a revenue decrease of 5% in the second quarter and first six months of 2019 relative to the second quarter and first six months of 2018.
EBITDA—EBITDA in the second quarter of 2019 decreased by $24 million, or 7%, compared to the second quarter of 2018 and by $147 million, or 19%, in the first six months of 2019 compared to the first six months of 2018.
In the second quarter and first six months of 2019, margins declined mainly due to lower polyolefins margins, reflecting weaker demand in European markets. Polypropylene margins declined in the second quarter and first six months of 2019 largely due to decreases in price spreads over propylene of $55 and $69 per ton, respectively. Polyethylene margins remained flat in the second quarter of 2019 relative to the second quarter of 2018, and declined in the first six months of 2019 due to lower price spreads over ethylene of $34 per ton. These lower polyolefins margins were partially offset by higher olefins margins, reflecting decreases of $192 per ton and $159 per ton in the weighted average cost of ethylene production in the second quarter and first six months of 2019, respectively. These margin changes led to a 5% net improvement in EBITDA for the second quarter of 2019 and a 3% net decrease in EBITDA for the first six months of 2019 relative to the corresponding periods in 2018.
Lower volumes, as discussed above resulted in a 6% decline in EBITDA for the second quarter and first six months of 2019. Unfavorable foreign exchange impacts in the second quarter and the first six months of 2019, also led to decreases in EBITDA of 5%. The remaining changes in EBITDA were related to changes in equity income from our equity investments.
Intermediates and Derivatives Segment
Overview—EBITDA for our I&D segment was lower in the second quarter and first six months of 2019 compared to the second quarter and first six months of 2018, largely driven by margin and volume decreases across most businesses with more balanced industry supply and weak demand.
The following table sets forth selected financial information for the I&D segment including Income (loss) from equity investments, which is a component of EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30, 2019
Millions of dollars	2019	2018	2019	2018
Sales and other operating revenues	$2,062	$2,584	$3,956	$4,927
Income (loss) from equity investments	2	(1)	4	2
EBITDA	448	642	838	1,128
Revenues—Revenues decreased by $522 million, or 20%, in the second quarter of 2019 compared to the second quarter of 2018 and by $971 million, or 20%, in the first six months of 2019 compared to the first six months of 2018.
Lower average sales prices in the second quarter and first six months of 2019 for most products, which reflect the impacts of lower feedstock and energy costs, were responsible for a revenue decrease of 11% and 12%, respectively, compared to the second quarter and first six months of 2018, which benefited from an elevated level of planned and unplanned industry outages. Lower sales volumes resulted in a 7% and 6% decrease in revenues, respectively.

Foreign exchange impacts, which on average were unfavorable in the second quarter and first six months of 2019 resulted in a revenue decrease of 2% relative to the corresponding prior year period.
EBITDA—EBITDA decreased $194 million, or 30%, in the second quarter of 2019 compared to the second quarter of 2018 and by $290 million, or 26%, in the first six months of 2019 compared to the first six months of 2018.
Lower margins led to declines of 13% and 16% in EBITDA in the second quarter and first six months of 2019, respectively, relative to the second quarter and first six months of 2018. This decline was driven primarily by intermediate chemicals margins as market supplies became more balanced in the second quarter and first six months of 2019 relative to the comparative period, due to fewer outages in the market.
The impact of lower volumes as discussed above resulted in 15% and 9% of EBITDA decrease in the second quarter and first six months of 2019, respectively. Approximately half of this decline in both comparative periods was due to weak demand for PO and derivative products. Approximately half of the remaining decrease was driven by logistical limitations on oxyfuels and related products resulting from a service disruption stemming from a fire at a third party terminal on the Houston ship channel, while the remaining decrease was driven by weak demand for intermediates products.
Unfavorable foreign exchange impacts in the second quarter and the first six months of 2019, also led to decreases in EBITDA of 2% and 1%.
Advanced Polymer Solutions Segment
Overview—EBITDA for our APS segment declined slightly in the second quarter of 2019 compared to the second quarter of 2018, but improved in the first six months of 2019 compared to the first six months of 2018 primarily due to the contribution of EBITDA stemming from the acquisition of A. Schulman, partly offset by integration costs as well as lower volumes across most products.
The following table sets forth selected financial information for the APS segment:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2019	2018	2019	2018
Sales and other operating revenues	$1,258	$833	$2,597	$1,671
Loss from equity investments	(2)	—	(2)	—
EBITDA	120	121	268	244
Revenues—Revenues increased by $425 million, or 51%, in the second quarter of 2019 compared to the second quarter of 2018 and by $926 million, or 55%, in the first six months of 2019 compared to the first six months of 2018.
The acquisition of A. Schulman contributed $554 million and $1,154 million to revenues of the APS segment in the second quarter and first six months of 2019, which accounts for a revenue increase of 66% and 69% respectively. Declines in sales volumes in the second quarter of 2019 and the first six months of 2019 stemming from lower automotive production in Europe and lower market demand of advanced polymer products, led to a revenue decrease of 10% in the second quarter of 2019 and 9% in the first six months of 2019.
Lower average sales prices in the second quarter and first six months of 2019 led to a further revenue decrease of 1% and 2%, respectively.
Foreign exchange impacts, which on average, were unfavorable in the second quarter and first six months of 2019 also resulted in a revenue decrease of 4% and 3%, respectively.

EBITDA—EBITDA decreased $1 million, or 1%, in the second quarter of 2019 compared to the second quarter of 2018 and increased $24 million, or 10%, in the first six months of 2019 compared to the first six months of 2018.
The operations of A. Schulman contributed $42 million and $89 million of EBITDA to the results of the APS segment, which represents an increase of 35% and 36% relative to the second quarter and first six months of 2018. Costs associated with the integration of A. Schulman were $19 million and $35 million in the second quarter and first six months of 2019, which accounts for an EBITDA decrease of 16% and 14% relative to the second quarter and first six months of 2018.
Lower volumes as discussed above led to declines of 18% and 15% in EBITDA in the second quarter and first six months of 2019, respectively. Lower margins in the second quarter of 2019 resulted in a 2% decrease in EBITDA. This decrease was primarily due to decreases in average sales prices for advanced polymers products which outpaced raw material cost decreases. Improved margins in the first six months of 2019 resulted in a 3% increase in EBITDA. The increase was primarily due to decreases in average sales prices which were outpaced by raw material cost decreases across most products.
Refining Segment
Overview—EBITDA for our Refining segment decreased in the second quarter and first six months of 2019 due to lower industry margins driven by a compressed Maya differential, lower gasoline crack spreads and lower byproduct margins compared to the corresponding periods in 2018.
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

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2019	2018	2019	2018
Sales and other operating revenues	$2,180	$2,569	$4,062	$4,826
EBITDA	(66)	104	(81)	167

Heavy crude oil processing rates, thousands of barrels per day	261	259	260	255

Market margins, dollars per barrel
Light crude oil – 2-1-1	$14.12	$15.03	$12.03	$13.83
Light crude – Maya differential	4.87	10.91	4.26	9.58
Total Maya 2-1-1	$18.99	$25.94	$16.29	$23.41
Revenues—Revenues decreased by $389 million, or 15%, in the second quarter of 2019 compared to the second quarter of 2018 and by $764 million, or 16%, in the first six months of 2019 compared to the first six months of 2018.

Lower product prices led to a revenue decrease of 5% and 4% relative to the second quarter and first six months of 2018, respectively, due to an average crude oil price decrease of approximately $3 per barrel in the second quarter of 2019 and $2 in the first six months of 2019. Although heavy crude oil processing rates increased during the second quarter and first six months of 2019, overall sales volumes decreased due to lower rates on conversion units, driving an additional revenue decrease of 10% and 12% during second quarter and first six months of 2019, respectively.
EBITDA—EBITDA decreased by $170 million, or 163%, in the second quarter of 2019 compared to the second quarter of 2018 and by $248 million, or 149%, in the first six months of 2019 compared to the first six months of 2018.

Lower refining margins resulted in a 165% and 154% decrease in EBITDA relative to the second quarter and first six months of 2018, respectively. Unusually low discounts for heavy sour crude oils on the U.S. Gulf Coast created a challenging market for our refining business. Margin compression in the benchmark Maya 2-1-1 market margin was driven by a lower light-to-heavy crude price differential as well as depressed gasoline crack spreads.  The light-to-heavy differential was primarily impacted by unfavorable market conditions which impacted heavy crude oil supply. Margins were further compressed by a negative byproduct impact primarily driven by weakness in Naphtha and refinery grade propylene. This margin driven decrease in EBITDA was partly offset by a 2% and 5% increase associated with the rise in heavy crude oil processing rates that stemmed from improved operations in the second quarter and first six months of 2019.
Technology Segment
Overview—EBITDA for our Technology segment decreased in the second quarter of 2019 compared to the second quarter of 2018, but improved in the first six months of 2019 compared to the first six months of 2018 largely due to higher licensing revenues.
The following table sets forth selected financial information for the Technology segment:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2019	2018	2019	2018
Sales and other operating revenues	$173	$182	$314	$297
EBITDA	107	113	190	169
Revenues—Revenues decreased by $9 million, or 5%, in the second quarter of 2019 compared to the second quarter of 2018 and increased by $17 million, or 6%, in the first six months of 2019 compared to the first six months of 2018.

Higher licensing revenues were responsible for revenue increases of 4% and 10% in the second quarter and first six months of 2019 relative to the corresponding periods in 2018. Increases in average catalyst sales prices in the first six months of 2019 resulted in revenue increases of 3%.

These increases were offset by foreign exchange impacts that, on average, were unfavorable for the second quarter and first six months of 2019 resulting in revenue decreases of 3% and 6%, respectively, compared to the second quarter and first six months of 2018. Revenues were further decreased by 6% and 1% in the second quarter and first six months of 2019 due to lower catalyst sales volumes.
EBITDA—EBITDA decreased by $6 million, or 5%, in the second quarter of 2019 compared to the second quarter of 2018 and increased by $21 million, or 12%, in the first six months of 2019 compared to the first six months of 2018.
Higher licensing revenues in the second quarter and first six months of 2019 resulted in EBITDA increases of 9% and 20%, respectively, as several licensing agreements signed in 2018, primarily in China, were recognized in revenue. These improvements were offset by a decrease in catalyst volumes of 8% and 1% in the second quarter and first six months of 2019, respectively.
Foreign exchange impacts, which on average, were unfavorable in the second quarter and first six months of 2019 resulted in a decline in EBITDA of 6% and 7%, respectively.

FINANCIAL CONDITION
Operating, investing and financing activities, which are discussed below, are presented in the following table:

	Six Months Ended June 30,
Millions of dollars	2019	2018
Source (use) of cash:
Operating activities	$1,843	$2,733
Investing activities	(456)	(589)
Financing activities	(482)	(1,265)
Operating Activities—Cash of $1,843 million generated by operating activities in the first six months of 2019 reflected earnings adjusted for non-cash items, payments for employee bonuses, income taxes, and cash consumed by the main components of working capital—accounts receivable, inventories and accounts payable.
In the first six months of 2019, the main components of working capital consumed $538 million of cash. The increase in accounts receivable was due to higher sales volumes in our O&P–EAI segment during the period. Inventories increased due to inventory build in our Refining and O&P–EAI segments as inventories returned to more balanced levels and operations improved. Lower feedstock and energy costs relative to the fourth quarter of 2018 partially offset by higher volumes drove a decrease in accounts payable.
The main components of working capital consumed $100 million of cash in the first six months of 2018 as higher accounts receivable more than offset an increase in accounts payable. Higher sales volumes and prices in our O&P–EAI and I&D segments were largely responsible for the increase in accounts receivable. Increased feedstock prices for our Refining segment was the primary driver for the increase in accounts payable. Inventories declined slightly as reductions following the successful completion of turnaround activities at our O&P–Americas segment’s Channelview, Texas facility were mostly offset by small inventory increases in our remaining segments.
Investing Activities—We invest cash in investment-grade and other high-quality instruments that provide adequate flexibility to redeploy funds as needed to meet our cash flow requirements while maximizing yield.
In the first six months of 2018, we invested $50 million in debt securities that are deemed available-for-sale. We also invested $19 million in equity securities in the first six months of 2018. Our investments in available-for-sale debt securities and equity securities are classified as Short-term investments.
We received proceeds of $511 million and $410 million in the first six months of 2019 and 2018, respectively, upon the sale and maturity of certain of our available-for-sale debt securities. Additionally, in the first six months of 2019 and 2018 we received proceeds of $332 million and $32 million, respectively, on the sale of a portion of our investments in equity securities.

Upon expiration in June 2018, we settled foreign currency contracts, with notional values totaling €400 million, which were designated as net investment hedges of our investments in foreign subsidiaries. Payments to and proceeds from our counterparties resulted in a net cash inflow of $25 million.
See Note 9 to the Consolidated Financial Statements for additional information regarding these investments.

Capital Expenditures—The following table summarizes capital expenditures for the periods presented:

	Six Months Ended June 30,
Millions of dollars	2019	2018
Capital expenditures by segment:
O&P–Americas	$533	$553
O&P–EAI	103	98
I&D	417	148
APS	27	25
Refining	96	81
Technology	34	17
Other	11	3
Consolidated capital expenditures	$1,221	$925
In the first six months of 2019 and 2018, our capital expenditures included construction related to our new Hyperzone polyethylene plant at our La Porte, Texas facility and our PO/TBA plant at our Channelview, Texas facility, turnaround activities at several sites as well as other plant improvement projects. The higher level of capital expenditures in the first six months of 2019 relative to the same period in 2018 for our O&P–Americas and I&D segments is largely due to the construction of our new PO/TBA plant.
Financing Activities—In the first six months of 2019 and 2018, we made payments of $512 million and $470 million to acquire approximately 6 million and 4 million, respectively, of our outstanding ordinary shares. We also made dividend payments totaling $760 million and $787 million during the first six months of 2019 and 2018, respectively. For additional information related to our share repurchases and dividend payments, see Note 12 to the Consolidated Financial Statements.
In February 2019, LYB Americas Finance Company LLC, a wholly owned subsidiary of LyondellBasell Industries N.V., entered into a 364-day, $2,000 million senior unsecured term loan credit facility and borrowed the entire amount. The proceeds of this term loan, which is fully and unconditionally guaranteed by LyondellBasell Industries N.V. were used for general corporate purposes and to redeem the remaining $1,000 million outstanding of our 5% Senior Notes due 2019 at par.
Through the issuance and repurchase of commercial paper instruments under our commercial paper program, we made net repayments of $128 million in the first six months of 2019.
In February 2019, we purchased the non-controlling interest in our subsidiary that holds our La Porte, Texas methanol facility for $63 million.
Additional information related to these notes can be found in the Liquidity and Capital Resources section below and in Note 7 to the Consolidated Financial Statements.
Liquidity and Capital Resources—As of June 30, 2019, we had $1,331 million of unrestricted cash and cash equivalents and marketable securities classified as Short-term investments and held $541 million of tri-party repurchase agreements classified as Prepaid expenses and other current assets. For additional information related to our purchases of marketable securities, see “Investing Activities” above and Note 9 to the Consolidated Financial Statements.
At June 30, 2019, we held $444 million of cash in jurisdictions outside of the U.S., principally in the United Kingdom. There are currently no legal or economic restrictions that materially would impede our transfers of cash.

We also had total unused availability under our credit facilities of $6,645 million at June 30, 2019, which included the following:

•
$1,813 million under our $2,500 million revolving credit facility, which backs our $2,500 million commercial paper program. Availability under this facility is net of outstanding borrowings, outstanding letters of credit provided under the facility and notes issued under our commercial paper program. A small portion of our availability under this facility is impacted by changes in the euro/U.S. dollar exchange rate. At June 30, 2019, we had $681 million of outstanding commercial paper, net of discount, no outstanding letters of credit and no outstanding borrowings under the facility;

•
$832 million under our $900 million U.S. accounts receivable facility. Availability under this facility is subject to a borrowing base of eligible receivables, which is reduced by outstanding borrowings and letters of credit, if any. This facility had no outstanding borrowings or letters of credit at June 30, 2019; and

•
$4,000 million under our new three-year senior unsecured delayed draw term loan facility. Availability under this facility is net of outstanding borrowings. This facility had no outstanding borrowings at June 30, 2019.

At June 30, 2019, we had total debt, including current maturities, of $10,402 million, and $208 million of outstanding letters of credit, bank guarantees and surety bonds issued under uncommitted credit facilities.
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
In May 2019, our shareholders approved a proposal to authorize us to repurchase up to an additional 10%, or 37.0 million, of our ordinary shares through November 2020 (“May 2019 Share Repurchase Program”). As a result, the authorization of the remaining unpurchased shares under the share repurchase program approved by our shareholders in June 2018 was superseded. Our share repurchase program does not have a stated dollar amount, and purchases may be made through open market purchases, private market transactions or other structured transactions. Repurchased shares could be retired or used for general corporate purposes, including for various employee benefit and compensation plans. In the first six months of 2019, we purchased approximately 6 million shares under this program for approximately $488 million.
In June 2019, we commenced a modified Dutch auction tender offer (“tender offer”) to purchase up to 37.0 million of our issued and outstanding ordinary shares. In July 2019, upon the expiration of the tender offer, we repurchased 35.1 million ordinary shares at a tender offer price of $88.00 per share for a total of $3,093 million, excluding fees and expenses related to the tender offer. In conjunction with the expiration of the tender offer, we financed the share repurchase by borrowing $1,000 million from our Term Loan due 2022, $500 million from our U.S. Receivables Facility, and $1,280 million from our Commercial Paper Program, with the remainder funded by operating cash.
As of July 31, 2019, we had approximately 1.9 million shares remaining under the current authorization. The timing and amounts of additional shares repurchased will be determined based on our evaluation of market conditions and other factors, including any additional authorizations approved by our shareholders. For additional information related to our share repurchase programs, see Note 12 to the Consolidated Financial Statements.
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
Construction of our Hyperzone high density polyethylene plant at our La Porte, Texas site, which commenced in May 2017, is on track for planned start-up in the second half of 2019.
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
CURRENT BUSINESS OUTLOOK
In July, we continue to see resilient demand for the majority of our products with consumer-based demand driving stable volumes for our O&P–Americas and O&P–EAI segments. In North America, the majority of the ethylene crackers and polyethylene plants planned to start between 2016 and 2019 has been commissioned and more than 70% of the polyethylene capacity is now operational. We expect low-cost natural gas liquid feedstocks will continue to drive strong chain margin in our O&P–Americas segment as well as our Oxyfuels and Related Products business. Looking beyond the quarter, we look forward to the start-up of our Hyperzone HDPE plant during the second half of this year.
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
Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market and regulatory risks is described in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2018. Our exposure to such risks has not changed materially in the six months ended June 30, 2019.
Item 4.    CONTROLS AND PROCEDURES
As of June 30, 2019, with the participation of our management, our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) carried out an evaluation, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the Act), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of June 30, 2019.
We are currently in the process of assessing the internal controls of A. Schulman as part of the post-close integration process. A. Schulman has been excluded from our assessment of internal control over financial reporting as of June 30, 2019. The total assets and revenues excluded from management’s assessment represent 5% and 6%, respectively, of the related consolidated financial statements as of and for the six months ended June 30, 2019.
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
The following is a description of environmental proceedings to which a governmental authority is a party and potential monetary penalties are reasonably likely to be $100,000 or more:

In June 2014, EPA Region V issued a Notice and Finding of Violation alleging violations at our Tuscola, Illinois facility related to flaring activity. The Notice generally alleges failure to conduct a valid performance test and improper flare operations. In June 2018, Region V issued a draft administrative consent order that requires the completion of certain activities. In April 2019 we received a draft Consent Agreement and Final Order that requires payment of a $25,000 penalty and performance of a supplemental environmental project.
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
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
Item 4.    MINE SAFETY DISCLOSURES
Not applicable.

Item 6.    EXHIBITS

10.1 +	LyondellBasell Industries Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 31, 2019)

10.2 +*	Employment Transition Agreement effective June 1, 2019, by and among Lyondell Chemical Company and Thomas Aebischer

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32*	Certifications pursuant to 18 U.S.C. Section 1350

101.INS*	XBRL Instance Document–The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

+ Management contract or compensatory plan, contract or arrangement
* Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LYONDELLBASELL INDUSTRIES N.V.

Date:	August 2, 2019	/s/ Jacinth C. Smiley
Jacinth C. Smiley
Vice President and
Chief Accounting Officer
(Principal Accounting Officer)