Form 10-Q
period 2019-09-30
LyondellBasell Industries N.V.
filed 2019-11-01
CIK 1489393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
The registrant had 333,410,824 ordinary shares, €0.04 par value, outstanding at October 30, 2019 (excluding 66,799,456 treasury shares).

LYONDELLBASELL INDUSTRIES N.V.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars, except earnings per share	2019	2018	2019	2018
Sales and other operating revenues:
Trade	$8,527	$9,926	$25,920	$29,441
Related parties	195	229	628	687
	8,722	10,155	26,548	30,128
Operating costs and expenses:
Cost of sales	7,269	8,499	22,257	24,801
Selling, general and administrative expenses	303	309	892	803
Research and development expenses	26	30	81	87
	7,598	8,838	23,230	25,691
Operating income	1,124	1,317	3,318	4,437
Interest expense	(86)	(90)	(259)	(272)
Interest income	5	14	16	40
Other income, net	11	17	46	57
Income from continuing operations before equity investments and income taxes	1,054	1,258	3,121	4,262
Income from equity investments	51	89	179	253
Income from continuing operations before income taxes	1,105	1,347	3,300	4,515
Provision for income taxes	136	232	508	514
Income from continuing operations	969	1,115	2,792	4,001
Loss from discontinued operations, net of tax	(4)	(2)	(7)	(3)
Net income	965	1,113	2,785	3,998
Dividends on A. Schulman Special Stock	(2)	—	(5)	—
Net income attributable to the Company shareholders	$963	$1,113	$2,780	$3,998

Earnings per share:
Net income (loss) attributable to the Company shareholders —
Basic:
Continuing operations	$2.86	$2.86	$7.74	$10.21
Discontinued operations	(0.01)	—	(0.02)	(0.01)
	$2.85	$2.86	$7.72	$10.20
Diluted:
Continuing operations	$2.86	$2.85	$7.74	$10.19
Discontinued operations	(0.01)	—	(0.02)	(0.01)
	$2.85	$2.85	$7.72	$10.18
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2019	2018	2019	2018
Net income	$965	$1,113	$2,785	$3,998
Other comprehensive income (loss), net of tax –
Financial derivatives	(112)	51	(230)	89
Unrealized gains on available-for-sale debt securities	—	—	1	—
Defined benefit pension and other postretirement benefit plans	5	6	15	20
Foreign currency translations	(114)	(8)	(106)	(63)
Total other comprehensive income (loss), net of tax	(221)	49	(320)	46
Comprehensive income	744	1,162	2,465	4,044
Dividends on A. Schulman Special Stock	(2)	—	(5)	—
Comprehensive income attributable to the Company shareholders	$742	$1,162	$2,460	$4,044
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED BALANCE SHEETS

Millions of dollars	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$476	$332
Restricted cash	36	69
Short-term investments	53	892
Accounts receivable:
Trade, net	3,331	3,355
Related parties	138	148
Inventories	4,446	4,515
Prepaid expenses and other current assets	1,150	1,255
Total current assets	9,630	10,566
Operating lease assets	1,510	—
Property, plant and equipment, at cost	20,528	18,701
Less: Accumulated depreciation	(6,859)	(6,224)
Property, plant and equipment, net	13,669	12,477
Investments and long-term receivables:
Investment in PO joint ventures	486	469
Equity investments	1,609	1,611
Other investments and long-term receivables	24	23
Goodwill	1,848	1,814
Intangible assets, net	841	965
Other assets	497	353
Total assets	$30,114	$28,278
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED BALANCE SHEETS

Millions of dollars, except shares and par value data	September 30, 2019	December 31, 2018
LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY
Current liabilities:
Current maturities of long-term debt	$4	$5
Short-term debt	2,438	885
Accounts payable:
Trade	2,687	2,560
Related parties	514	527
Accrued liabilities	1,745	1,536
Total current liabilities	7,388	5,513
Long-term debt	9,628	8,497
Operating lease liabilities	1,257	—
Other liabilities	1,801	1,897
Deferred income taxes	2,018	1,975
Commitments and contingencies
Redeemable non-controlling interests	116	116
Stockholders’ equity:
Ordinary shares, €0.04 par value, 1,275 million shares authorized, 333,407,876 and 375,696,661 shares outstanding, respectively	22	22
Additional paid-in capital	7,017	7,041
Retained earnings	8,430	6,763
Accumulated other comprehensive loss	(1,683)	(1,363)
Treasury stock, at cost, 66,802,404 and 24,513,619 ordinary shares, respectively	(5,898)	(2,206)
Total Company share of stockholders’ equity	7,888	10,257
Non-controlling interests	18	23
Total equity	7,906	10,280
Total liabilities, redeemable non-controlling interests and equity	$30,114	$28,278
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
Millions of dollars	2019	2018
Cash flows from operating activities:
Net income	$2,785	$3,998
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	977	908
Amortization of debt-related costs	7	11
Share-based compensation	36	33
Equity investments –
Equity income	(179)	(253)
Distributions of earnings, net of tax	159	200
Deferred income taxes	189	111
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(46)	(128)
Inventories	(12)	(202)
Accounts payable	(7)	257
Other, net	(190)	(761)
Net cash provided by operating activities	3,719	4,174
Cash flows from investing activities:
Expenditures for property, plant and equipment	(1,963)	(1,407)
Acquisition of A. Schulman, net of cash acquired	—	(1,776)
Purchases of available-for-sale debt securities	—	(50)
Proceeds from sales and maturities of available-for-sale debt securities	511	410
Purchases of equity securities	—	(64)
Proceeds from sales and maturities of equity securities	332	64
Proceeds from settlement of net investment hedges	—	872
Payments for settlement of net investment hedges	—	(850)
Other, net	(90)	(100)
Net cash used in investing activities	(1,210)	(2,901)
Cash flows from financing activities:
Repurchases of Company ordinary shares	(3,752)	(801)
Dividends paid - common stock	(1,111)	(1,176)
Purchase of non-controlling interest	(63)	—
Issuance of short-term debt	2,500	—
Issuance of long-term debt	2,096	—
Repayments of long-term debt	(2,000)	(394)
Payments of debt issuance costs	(12)	—
Net (repayments of) proceeds from commercial paper	(23)	140
Other, net	(17)	(11)
Net cash used in financing activities	(2,382)	(2,242)
Effect of exchange rate changes on cash	(16)	(27)
Increase (decrease) in cash and cash equivalents and restricted cash	111	(996)
Cash and cash equivalents and restricted cash at beginning of period	401	1,528
Cash and cash equivalents and restricted cash at end of period	$512	$532
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Company Share of Stockholders’ Equity	Non- Controlling Interests
Millions of dollars	Issued	Treasury
Balance, June 30, 2019	$22	$(2,663)	$7,006	$7,818	$(1,462)	$10,721	$22
Net income	—	—	—	965	—	965	—
Other comprehensive loss	—	—	—	—	(221)	(221)	—
Share-based compensation	—	5	11	—	—	16	—
Dividends - common stock ($1.05 per share)	—	—	—	(351)	—	(351)	—
Dividends - A. Schulman Special Stock ($15.00 per share)	—	—	—	(2)	—	(2)	—
Repurchases of Company ordinary shares	—	(3,240)	—	—	—	(3,240)	—
Purchase of non-controlling interest	—	—	—	—	—	—	(4)
Balance, September 30, 2019	$22	$(5,898)	$7,017	$8,430	$(1,683)	$7,888	$18

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Company Share of Stockholders’ Equity	Non- Controlling Interests
Millions of dollars	Issued	Treasury
Balance, June 30, 2018	$31	$(16,200)	$10,190	$17,939	$(1,358)	$10,602	$1
Net income	—	—	—	1,113	—	1,113	—
Other comprehensive income	—	—	—	—	49	49	—
Share-based compensation	—	4	8	—	—	12	—
Dividends - common stock ($1.00 per share)	—	—	—	(389)	—	(389)	—
Repurchases of Company ordinary shares	—	(343)	—	—	—	(343)	—
Cancellation of treasury shares	(9)	15,384	(3,165)	(12,210)	—	—	—
Acquisition of A. Schulman Inc.	—	—	—	—	—	—	24
Balance, September 30, 2018	$22	$(1,155)	$7,033	$6,453	$(1,309)	$11,044	$25
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Company Share of Stockholders’ Equity	Non- Controlling Interests
Millions of dollars	Issued	Treasury
Balance, December 31, 2018	$22	$(2,206)	$7,041	$6,763	$(1,363)	$10,257	$23
Net income	—	—	—	2,785	—	2,785	—
Other comprehensive loss	—	—	—	—	(320)	(320)	—
Share-based compensation	—	36	23	(2)	—	57	—
Dividends - common stock ($3.10 per share)	—	—	—	(1,111)	—	(1,111)	—
Dividends - A. Schulman Special Stock ($45.00 per share)	—	—	—	(5)	—	(5)	—
Repurchases of Company ordinary shares	—	(3,728)	—	—	—	(3,728)	—
Purchase of non-controlling interest	—	—	(47)	—	—	(47)	(5)
Balance, September 30, 2019	$22	$(5,898)	$7,017	$8,430	$(1,683)	$7,888	$18

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Company Share of Stockholders’ Equity	Non- Controlling Interests
Millions of dollars	Issued	Treasury
Balance, December 31, 2017	$31	$(15,749)	$10,206	$15,746	$(1,285)	$8,949	$1
Adoption of accounting standards	—	—	—	95	(70)	25	—
Net income	—	—	—	3,998	—	3,998	—
Other comprehensive income	—	—	—	—	46	46	—
Share-based compensation	—	31	20	—	—	51	—
Dividends - common stock ($3.00 per share)	—	—	—	(1,176)	—	(1,176)	—
Repurchases of Company ordinary shares	—	(821)	—	—	—	(821)	—
Purchase of non-controlling interest	—	—	(28)	—	—	(28)	—
Cancellation of treasury shares	(9)	15,384	(3,165)	(12,210)	—	—	—
Acquisition of A. Schulman Inc.	—	—	—	—	—	—	24
Balance, September 30, 2018	$22	$(1,155)	$7,033	$6,453	$(1,309)	$11,044	$25
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
2.    Accounting and Reporting Changes
Recently Adopted Guidance
The following table provides a brief description of recently adopted Accounting Standard Updates (“ASU”) issued by the Financial Accounting Standards Board (“FASB”). With the exception of the new lease standard, the adoption of the new standards listed below did not have a material impact on our Consolidated Financial Statements.

Standard	Description
ASU 2016-02, Leases (including subsequent amendments)
This guidance establishes a right-of-use model that requires a lessee to recognize a right-of-use asset and lease liability on the balance sheet for all leases with a term greater than 12 months. Leases are classified as finance or operating, with classification affecting the timing and classification of expense recognition. This guidance also enhances disclosure requirements.

This guidance is effective for public entities for annual and interim periods beginning after December 15, 2018. We adopted the new standard in the first quarter of 2019. See Note 8 to the Consolidated Financial Statements for the disclosures related to the adoption of this guidance.

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

ASU 2019-04, Codification Improvements to Credit Losses on Financial Instruments; Derivatives and Hedging; and Financial Instruments
This guidance makes minor clarifications and minor improvements to certain aspects of accounting for credit losses, hedging activities and financial instruments.

This guidance is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted. Our early adoption of this guidance on a modified-retrospective basis in the second quarter of 2019 did not have a material impact on our Consolidated Financial Statements.

Accounting Guidance Issued But Not Adopted as of September 30, 2019
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

This guidance will be effective for all entities for annual and interim periods beginning after December 15, 2019. Early adoption is permitted.

ASU 2018-14, Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans
This guidance changes disclosure requirements for employers that sponsor defined benefit pension and/or other postretirement benefit plans. It eliminates the requirement of certain disclosures that are no longer considered cost beneficial; however, it adds more pertinent disclosures.

This guidance will be effective for public entities for annual periods ending after December 15, 2020. Early adoption is permitted.

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

This guidance will be effective for public entities for annual and interim periods beginning after December 15, 2019. Early adoption is permitted.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

3.    Business Combination
On August 21, 2018, we acquired all of the outstanding common stock of A. Schulman Inc., a Delaware corporation for an adjusted aggregate purchase price of $1,933 million. The purchase price was adjusted during the third quarter of 2019 as a result of the resolution of certain contingencies.
The purchase price was allocated based on the fair value of the acquired assets and liabilities, redeemable non-controlling interests and non-controlling interests assumed. During 2019, we made certain measurement period adjustments resulting in a $86 million increase of goodwill with corresponding adjustments to property, plant and equipment, contingencies and deferred taxes.
4.    Revenues
Contract Balances—Contract liabilities were $143 million and $138 million at September 30, 2019 and December 31, 2018, respectively. Revenue recognized in the reporting period, included in the contract liability balance at the beginning of the period, was immaterial.
Disaggregation of Revenues—The following table presents our revenues disaggregated by key products for the three and nine months ended September 30, 2019 and 2018, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2019	2018	2019	2018
Sales and other operating revenues:
Polyethylene	$1,509	$1,830	$4,713	$5,765
Polypropylene	1,251	1,414	3,883	4,405
Olefins and co-products	709	1,021	2,202	2,987
Oxyfuels and related products	837	934	2,298	2,670
Intermediate chemicals	655	905	2,000	2,756
Propylene oxide and derivatives	481	603	1,498	1,828
Compounding and solutions	991	797	3,193	1,990
Advanced polymers	194	240	588	718
Refined products	1,952	2,236	5,706	6,536
Other	143	175	467	473
Total	$8,722	$10,155	$26,548	$30,128

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table presents our revenues disaggregated by geography, based upon the location of the customer, for the three and nine months ended September 30, 2019 and 2018, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2019	2018	2019	2018
Sales and other operating revenues:
United States	$4,190	$5,011	$12,333	$14,528
Germany	671	741	2,112	2,326
Mexico	390	627	1,349	1,705
Italy	361	376	1,133	1,203
France	324	371	1,049	1,118
China	299	289	895	850
The Netherlands	226	259	748	835
Japan	282	297	740	952
Other	1,979	2,184	6,189	6,611
Total	$8,722	$10,155	$26,548	$30,128

5.    Accounts Receivable
Our allowance for doubtful accounts receivable, which is reflected in the Consolidated Balance Sheets as a reduction of accounts receivable, was $15 million and $16 million at September 30, 2019 and December 31, 2018, respectively.
6.    Inventories
Inventories consisted of the following components:

Millions of dollars	September 30, 2019	December 31, 2018
Finished goods	$3,008	$3,066
Work-in-process	177	138
Raw materials and supplies	1,261	1,311
Total inventories	$4,446	$4,515

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

7.    Debt
Long-term loans, notes and other debt, net of unamortized discount and debt issuance cost, consisted of the following:

Millions of dollars	September 30, 2019	December 31, 2018
Senior Notes due 2019, $1,000 million, 5.0%	$—	$988
Senior Notes due 2021, $1,000 million, 6.0% ($4 million of debt issuance cost)	999	975
Senior Notes due 2024, $1,000 million, 5.75% ($6 million of debt issuance cost)	994	993
Senior Notes due 2055, $1,000 million, 4.625% ($16 million of discount; $11 million of debt issuance cost)	973	973
Term Loan due 2020, $2,000 million	974	—
Term Loan due 2022, $4,000 million	—	—
Guaranteed Notes due 2022, €750 million, 1.875% ($1 million of discount; $2 million of debt issuance cost)	817	855
Guaranteed Notes due 2023, $750 million, 4.0% ($4 million of discount; $3 million of debt issuance cost)	743	742
Guaranteed Notes due 2026, €500 million, 0.875% ($2 million of discount; $4 million of debt issuance cost)	539	—
Guaranteed Notes due 2027, $1,000 million, 3.5% ($8 million of discount; $6 million of debt issuance cost)	1,043	964
Guaranteed Notes due 2027, $300 million, 8.1%	300	300
Guaranteed Notes due 2031, €500 million, 1.625% ($6 million of discount; $3 million of debt issuance cost)	536	—
Guaranteed Notes due 2043, $750 million, 5.25% ($20 million of discount; $7 million of debt issuance cost)	723	722
Guaranteed Notes due 2044, $1,000 million, 4.875% ($11 million of discount; $9 million of debt issuance cost)	980	980
Other	11	10
Total	9,632	8,502
Less current maturities	(4)	(5)
Long-term debt	$9,628	$8,497
Fair value hedging adjustments associated with the fair value hedge accounting of our fixed-for-floating interest rate swaps for the applicable periods are as follows:

		Gains (Losses)				Cumulative Fair Value Hedging Adjustments Included in Carrying Amount of Debt
	Inception Year	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
Millions of dollars		2019	2018	2019	2018	2019	2018
Senior Notes due 2019, 5.0%	2014	$—	$(7)	$(11)	$(16)	$—	$11
Senior Notes due 2021, 6.0%	2016	(3)	2	(23)	22	(3)	20
Guaranteed Notes due 2027, 3.5%	2017	(21)	12	(78)	54	(57)	21
Guaranteed Notes due 2022, 1.875%	2018	—	1	(1)	—	(2)	(1)
Total		$(24)	$8	$(113)	$60	$(62)	$51

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The cumulative fair value hedging adjustments remaining at December 31, 2018 associated with our Senior Notes due 2019 included $7 million for hedges that were discontinued. Fair value adjustments are recognized in Interest expense in the Consolidated Statements of Income.
Short-term loans, notes and other debt consisted of the following:

Millions of dollars	September 30, 2019	December 31, 2018
Term Loan due 2020, $2,000 million	$1,026	$—
Senior Revolving Credit Facility, $2,500 million	—	—
U.S. Receivables Facility, $900 million	500	—
Commercial paper	786	809
Precious metal financings	124	71
Other	2	5
Total short-term debt	$2,438	$885

Long-Term Debt
Guaranteed Notes due 2026 and 2031—In September 2019, LYB International Finance II B.V. (“LYB Finance II”), a wholly owned finance subsidiary of LyondellBasell N.V., as defined in Rule 3-10(b) of Regulation S-X, issued €500 million of 0.875% guaranteed notes due 2026 (the “2026 Notes”) at a discounted price of 99.642%, and €500 million of 1.625% guaranteed notes due 2031 (the “2031 Notes”) at a discounted price of 98.924%. In September 2019, we used the net proceeds from the sale of the notes to repay $1,000 million of indebtedness outstanding under the $4,000 million three-year Term Loan due 2022 and a portion of borrowings from our commercial paper program.
These unsecured notes, which are fully and unconditionally guaranteed by LyondellBasell N.V., rank equally in right of payment to all of LYB Finance II’s existing and future unsecured indebtedness and to all of LyondellBasell N.V.’s existing and future unsubordinated indebtedness. There are no significant restrictions that would impede LyondellBasell N.V., as guarantor, from obtaining funds by dividend or loan from its subsidiaries.
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
The notes may be redeemed before the date that is three months prior to the scheduled maturity date at a redemption price equal to the greater of 100% of the principal amount of the notes redeemed and the sum of the present values of the remaining scheduled payments of principal and interest (discounted at the applicable Comparable Government Bond Rate plus 30 basis points in the case of the 2026 Notes and 35 basis points in the case of the 2031 Notes) on the notes to be redeemed. The notes may also be redeemed on or after the date that is three months prior to the scheduled maturity date of the notes at a redemption price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest. The notes are also redeemable upon certain tax events.
Three-Year Term Loan due 2022—In March 2019, LYB Americas Finance Company LLC (“LYB Americas Finance”), a wholly owned subsidiary of LyondellBasell N.V., entered into a three-year $4,000 million senior unsecured delayed draw term loan credit facility that matures in March 2022. As of September 30, 2019, borrowings under the credit agreement may be made on up to five occasions through December 31, 2019. Proceeds under this credit agreement, which is fully and unconditionally guaranteed by LyondellBasell N.V., may be used for general corporate purposes.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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
Guaranteed Notes due 2049— In October 2019, LYB International Finance III, LLC (“LYB Finance III”), a wholly owned finance subsidiary of LyondellBasell N.V., as defined in Rule 3-10(b) of Regulation S-X, issued $1,000 million of 4.2% guaranteed notes due 2049 at a discounted price of 98.488%. Net proceeds from the sale of the notes totaled $974 million.
In October 2019, we repaid $2,000 million of the indebtedness outstanding under our Term Loan due 2020 using the net proceeds from the sale of the Guaranteed Notes due 2049, $300 million of operating cash and $726 million of additional borrowings of commercial paper.
These unsecured notes, which are fully and unconditionally guaranteed by LyondellBasell N.V., rank equally in right of payment to all of LYB Finance III’s existing and future unsecured indebtedness and to all of LyondellBasell N.V.’s existing and future unsubordinated indebtedness. There are no significant restrictions that would impede LyondellBasell N.V., as guarantor, from obtaining funds by dividend or loan from its subsidiaries.
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
The notes may be redeemed before the date that is six months prior to the scheduled maturity date at a redemption price equal to the greater of 100% of the principal amount of the notes redeemed or the sum of the present values of the remaining scheduled payments of principal and interest (discounted at the applicable Treasury Yield plus 35 basis points) on the notes to be redeemed. The notes may also be redeemed on or after the date that is six months prior to the final maturity date of the notes at a redemption price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest. The notes are also redeemable upon certain tax events.
Short-Term Debt
Term Loan due 2020—In February 2019, LYB Americas Finance, entered into a 364-day $2,000 million senior unsecured term loan credit agreement and borrowed the entire amount. The proceeds of this term loan, which is fully and unconditionally guaranteed by LyondellBasell N.V., were used for general corporate purposes, including the repayment of debt.
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
Commercial Paper Program—We have a commercial paper program under which we may issue up to $2,500 million of privately placed, unsecured, short-term promissory notes (“commercial paper”). This program is backed by our $2,500 million Senior Revolving Credit Facility. Proceeds from the issuance of commercial paper may be used for general corporate purposes, including dividends and share repurchases. Interest rates on the commercial paper outstanding at September 30, 2019 are based on the terms of the notes and range from 2.17% to 2.35%.
U.S. Receivables Facility—Our U.S. accounts receivable facility, which expires in July 2021, has a purchase limit of $900 million in addition to a $300 million uncommitted accordion feature. This facility is secured by $1,270 million of accounts receivable as of September 30, 2019. This facility provides liquidity through the sale or contribution of trade receivables by certain of our U.S. subsidiaries to a wholly owned, bankruptcy-remote subsidiary on an ongoing basis and without recourse. The bankruptcy-remote subsidiary may then, at its option and subject to a borrowing base of eligible receivables, sell undivided interests in the pool of trade receivables to financial institutions participating in the facility (“Purchasers”). The sale of the undivided interest in the pool of trade receivables is accounted for as a secured borrowing in the Consolidated Balance Sheets. The receivables held by our bankruptcy-remote subsidiary are available first to satisfy our creditors, including the Purchasers. We are responsible for servicing the receivables. We pay variable interest rates on our secured borrowings. As of September 30, 2019, the interest rate under the facility was 2.83%. In the event of liquidation, the bankruptcy-remote subsidiary’s assets will be used to satisfy the claims of the Purchasers prior to any assets or value in the bankruptcy-remote subsidiary becoming available to us. This facility also provides for the issuance of letters of credit up to $200 million. The term of the facility may be extended in accordance with the terms of the agreement. The facility is also subject to customary warranties and covenants, including limits and reserves and the maintenance of specified financial ratios. We are required to maintain a leverage ratio at the end of every fiscal quarter of 3.50 to 1.00, or less, for the period covering the most recent four quarters. Performance obligations under the facility are guaranteed by LyondellBasell N.V. Additional fees are incurred for the average daily unused commitments. At September 30, 2019, there was $500 million of borrowings and no letters of credit outstanding under the facility.
Weighted Average Interest Rate—At September 30, 2019 and December 31, 2018, our weighted average interest rate on outstanding short-term debt was 2.8% and 3.1%, respectively.
Debt Discount and Issuance Costs—For the nine months ended September 30, 2019 and 2018, amortization of debt discounts and debt issuance costs resulted in amortization expense of $7 million and $11 million, respectively, which is included in Interest expense in the Consolidated Statements of Income.
Other Information—LYB International Finance III, LLC is a direct, 100% owned finance subsidiary of LyondellBasell N.V., as defined in Rule 3-10(b) of Regulation S-X. Any debt securities issued by LYB International Finance III, LLC will be fully and unconditionally guaranteed by LyondellBasell N.V.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

In July 2019, we repurchased 35.1 million ordinary shares upon completion of the modified Dutch Auction tender offer (“tender offer”). Concurrently, we financed the share repurchase by utilizing $1,000 million from our Term Loan due 2022, $500 million from our U.S. Receivables Facility, and $1,280 million from our commercial paper program, with the remainder funded by operating cash.
As of September 30, 2019, we are in compliance with our debt covenants.
8.    Leases
Adoption of the New Lease Accounting Guidance—On January 1, 2019, we adopted ASU 2016-02, Leases, including subsequent amendments, using the modified retrospective method. Upon adoption, we recognized Operating lease assets and Operating lease liabilities of $1,533 million and $1,553 million, respectively. We also reduced Accrued liabilities and Other liabilities by $2 million and $18 million, respectively. The adoption of this new guidance did not have a material impact on our Consolidated Statements of Income or Cash Flows.
We elected the practical expedients that permit us not to reassess our prior conclusions about lease identification, lease classification, initial direct costs and whether existing land easements that were not accounted for as leases under previous accounting standards are, or contain a lease under the new standard. We also elected the practical expedient to account for lease and associated non-lease components as a single lease component for all asset classes with the exception of utilities and pipeline assets within major manufacturing equipment, which do not have a material impact on our Consolidated Financial Statements.
Comparative financial information has not been restated and continues to be reported under the accounting standards in effect for those periods.
At inception of a contract, we determine if the contract contains a lease. When a lease is identified, we recognize a lease asset and a corresponding lease liability based on the present value of the lease payments over the lease term discounted using our incremental borrowing rate, unless an implicit rate is readily determinable. Lease payments include fixed and variable lease components. Variable components are derived from usage or market-based indices, such as the consumer price index. Options to extend or terminate the lease are reflected in the lease payments and lease term when it is reasonably certain that we will exercise those options. Leases with an initial term of 12 months or less are not recorded on the balance sheet. We recognize lease expense on a straight-line basis over the lease term.
Operating Leases—The majority of our leases are operating leases. We lease storage tanks, terminal facilities, land, office facilities, railcars, pipelines, barges, plant equipment and other equipment. As of September 30, 2019, our Operating lease assets were $1,510 million. Operating lease liabilities totaled $1,531 million of which $274 million are current and recorded in Accrued liabilities. These values were derived using a weighted average discount rate of 4.2%.
Our operating leases have remaining lease terms ranging from less than 1 year to 30 years and have a weighted-average remaining lease term of 8 years. While extension clauses included in our leases do not materially impact our Operating lease assets or Operating lease liabilities, certain leases include options to extend the lease for up to 20 years.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Maturities of operating lease liabilities as of September 30, 2019 are as follows:

Millions of dollars
Last three months of 2019	$88
2020	317
2021	267
2022	226
2023	197
Thereafter	701
Total lease payments	1,796
Less: Imputed interest	(265)
Present value of lease liabilities	$1,531

The following table presents the components of operating lease cost for the three and nine months ended September 30, 2019:

Millions of dollars	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$90	$270
Short-term lease cost	41	114
Variable lease cost	12	48
Net operating lease cost	$143	$432

Cash paid for operating lease liabilities totaled $273 million for the nine months ended September 30, 2019. Leased assets obtained in exchange for new operating lease liabilities, including all leases recognized upon adoption of the new lease accounting standard, totaled $1,801 million for the nine months ended September 30, 2019.
As of September 30, 2019, we have entered into additional operating leases, with an undiscounted value of $556 million, primarily for storage tanks related to our new PO/TBA plant at our Channelview, Texas facility. These leases, which will commence between the last quarter of 2019 and 2022, have lease terms ranging from 2 to 20 years.
Lease Commitments—As of December 31, 2018, the undiscounted aggregate future estimated payments for our operating lease commitments, including those which have not commenced, and those with an initial term of 12 months or less, were as follows:

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
At September 30, 2019 and December 31, 2018, we had marketable securities classified as Cash and cash equivalents of $78 million and $19 million, respectively.
Foreign Currency Gain (Loss)—Other income, net, in the Consolidated Statements of Income reflected foreign currency gains of $2 million and $16 million, and $6 million and $14 million for the three and nine months ended September 30, 2019 and 2018, respectively.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Financial Instruments Measured at Fair Value on a Recurring Basis—The following table summarizes financial instruments outstanding as of September 30, 2019 and December 31, 2018 that are measured at fair value on a recurring basis:

	September 30, 2019		December 31, 2018
Millions of dollars	Notional Amount	Fair Value	Notional Amount	Fair Value	Balance Sheet Classification
Assets–
Derivatives designated as hedges:
Commodities	$—	$—	$472	$12	Prepaid expenses and other current assets
Foreign currency	—	52	—	27	Prepaid expenses and other current assets
Foreign currency	2,000	261	2,000	117	Other assets
Interest rates	—	27	600	33	Prepaid expenses and other current assets
Interest rates	2,136	62	143	1	Other assets
Derivatives not designated as hedges:
Commodities	53	3	35	5	Prepaid expenses and other current assets
Foreign currency	91	—	599	3	Prepaid expenses and other current assets
Non-derivatives:
Available-for-sale debt securities	53	53	567	567	Short-term investments
Equity securities	—	—	322	325	Short-term investments
Total	$4,333	$458	$4,738	$1,090
Liabilities–
Derivatives designated as hedges:
Commodities	$—	$—	$4	$—	Accrued liabilities
Foreign currency	—	32	—	17	Accrued liabilities
Foreign currency	950	28	950	75	Other liabilities
Interest rates	1,000	232	1,400	16	Accrued liabilities
Interest rates	500	117	2,500	45	Other liabilities
Derivatives not designated as hedges:
Commodities	192	19	63	14	Accrued liabilities
Foreign currency	75	—	1,165	7	Accrued liabilities
Non-derivatives:
Performance share units	—	—	29	29	Accrued liabilities
Total	$2,717	$428	$6,111	$203
Commodity derivatives designated as hedges are classified as Level 1. Our investments in equity securities discussed below are measured at fair value using the net asset value per share, or its equivalent, practical expedient and have not been classified in the fair value hierarchy. All other derivatives and available-for-sale debt securities in the tables above are classified as Level 2.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

At September 30, 2019, our outstanding foreign currency contracts, not designated as hedges, mature from October 2019 to January 2020. Our commodity contracts, not designated as hedges, mature in October 2019.
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
The following table presents the carrying value and estimated fair value of our financial instruments that are not measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018. Short-term loans receivable, which represent our repurchase agreements, and short-term and long-term debt are recorded at amortized cost in the Consolidated Balance Sheets. The carrying and fair values of short-term and of long-term debt exclude finance leases and commercial paper.

	September 30, 2019		December 31, 2018
Millions of dollars	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-derivatives:
Assets:
Short-term loans receivable	$518	$518	$544	$544
Liabilities:
Short-term debt	$1,650	$1,667	$71	$77
Long-term debt	9,621	10,309	8,492	8,476
Total	$11,271	$11,976	$8,563	$8,553
All financial instruments in the table above are classified as Level 2. There were no transfers between Level 1 and Level 2 for any of our financial instruments during the nine months ended September 30, 2019 and the year ended December 31, 2018.
Net Investment Hedges—At September 30, 2019 and December 31, 2018, we had outstanding foreign currency contracts with an aggregate notional value of €617 million ($650 million) designated as net investment hedges. We also had outstanding foreign-currency denominated debt designated as a net investment hedge with notional amounts totaling €750 million ($818 million) and €750 million ($858 million), respectively, as of September 30, 2019 and December 31, 2018.
Cash Flow Hedges—The following table summarizes our cash flow hedges outstanding at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Millions of dollars	Notional Value	Notional Value	Expiration Date
Foreign currency	$2,300	$2,300	2021 to 2027
Interest rates	1,500	1,500	2020 to 2021
Commodities	—	476	2019

In February 2019, we entered into forward-starting interest rate swaps with a total notional amount of $1,000 million to mitigate the risk of variability in interest rates for a $1,000 million debt issuance initially expected by February 2020. These swaps were designated as cash flow hedges. In September 2019, concurrent with the offering of our guaranteed notes due 2049 issued in October 2019, we dedesignated the hedging relationship. The forward-starting interest rate swaps scheduled to settle in February 2020 were redesignated as cash flow hedges of forecasted interest payments related to expected debt issuances to be completed by July 2023 and April 2024.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

In February 2019, concurrent with the redemption of $1,000 million of our then outstanding 5% senior notes due 2019, we received $4 million in settlement of $1,000 million of forward-starting interest rate swaps that we designated as cash flow hedges of forecasted interest payments.
During the first quarter of 2019, we entered into commodity futures contracts to mitigate the risk of variability in feedstock prices and product sales prices for 2019 with total notional amounts of $78 million and $97 million, respectively. The cash flow hedges were dedesignated in September 2019 by unwinding these commodities futures contracts.
During the nine months ended September 30, 2019, we paid $20 million in settlement of commodity futures contracts that hedge the risk of variability in feedstock prices with a total notional amount of $310 million. Additionally, we received $26 million in settlement of commodity futures contracts that hedge the risk of variability in product sales prices with a total notional amount of $408 million.
As of September 30, 2019, on a pre-tax basis, $7 million, $8 million, and $8 million are expected to be reclassified from Accumulated other comprehensive loss as increases to interest expense, revenues and cost of sales, respectively, over the next twelve months.
Fair Value Hedges—In February 2019, concurrent with the redemption of $1,000 million of our then outstanding 5% senior notes due 2019, we paid $5 million in settlement of $1,000 million of fixed-for-floating interest rate swaps.
We had outstanding interest rate contracts with aggregate notional amounts of $2,136 million and $3,143 million at September 30, 2019 and December 31, 2018, respectively. These fair value hedges have maturities ranging from 2021 to 2027 as of September 30, 2019.
Impact on Earnings and Other Comprehensive Income—The following tables summarize the pre-tax effects of derivative instruments and non-derivative instruments on Other comprehensive income and earnings for the three and nine months ended September 30, 2019 and 2018:

	Effects of Financial Instruments
	Three Months Ended September 30,
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI to Income		Gain (Loss) Recognized in Income		Income Statement
Millions of dollars	2019	2018	2019	2018	2019	2018	Classification
Derivatives designated as hedges:
Commodities	$7	$—	$(10)	$—	$—	$—	Sales and other operating revenues
Commodities	(10)	30	8	(11)	—	—	Cost of sales
Foreign currency	141	15	(86)	(13)	18	19	Other income, net; Interest expense
Interest rates	(163)	48	(1)	—	23	(12)	Interest expense
Derivatives not designated as hedges:
Commodities	—	—	—	—	(1)	2	Sales and other operating revenues
Commodities	—	—	—	—	1	7	Cost of sales
Foreign currency	—	—	—	—	14	12	Other income, net
Non-derivatives designated as hedges:
Long-term debt	35	5	—	—	—	—	Other income, net
Total	$10	$98	$(89)	$(24)	$55	$28

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Effects of Financial Instruments
	Nine Months Ended September 30,
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI to Income		Gain (Loss) Recognized in Income		Income Statement
Millions of dollars	2019	2018	2019	2018	2019	2018	Classification
Derivatives designated as hedges:
Commodities	$(34)	$—	$(18)	$—	$—	$—	Sales and other operating revenues
Commodities	28	36	12	(7)	—	—	Cost of sales
Foreign currency	192	102	(99)	(75)	50	50	Other income, net; Interest expense
Interest rates	(342)	115	(5)	—	96	(74)	Interest expense
Derivatives not designated as hedges:
Commodities	—	—	—	—	2	1	Sales and other operating revenues
Commodities	—	—	—	—	(18)	16	Cost of sales
Foreign currency	—	—	—	—	30	28	Other income, net
Non-derivatives designated as hedges:
Long-term debt	40	31	—	—	—	—	Other income, net
Total	$(116)	$284	$(110)	$(82)	$160	$21
The derivative amounts excluded from effectiveness testing for foreign currency contracts designated as net investment hedges recognized in other comprehensive income for the three and nine months ended September 30, 2019 were gains of $3 million and less than $1 million, respectively, and for the three and nine months ended September 30, 2018 were losses of $1 million and gains of $14 million, respectively.
The derivative amounts excluded from effectiveness testing for foreign currency contracts designated as net investment hedges recognized in interest expense for the three and nine months ended September 30, 2019 were gains of $5 million and $15 million, respectively, and for the three and nine months ended September 30, 2018 were gains of $8 million and $21 million, respectively.
The pre-tax effect of the periodic receipt of fixed interest and payment of variable interest associated with our fixed-for-floating interest rate swaps resulted in a $1 million and $7 million increase in interest expense during the three and nine months ended September 30, 2019, respectively, and a $3 million and $1 million increase in interest expense during the three and nine months ended September 30, 2018.
Investments in Available-for-Sale Debt Securities—The following tables summarize the amortized cost, gross unrealized gains and losses, and fair value of our available-for-sale debt securities that are outstanding as of September 30, 2019 and December 31, 2018:

	September 30, 2019
Millions of dollars	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale debt securities:
Bonds	$52	$1	$—	$53

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	December 31, 2018
Millions of dollars	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale debt securities:
Bonds	$567	$—	$—	$567

No allowance for credit losses related to our available-for-sale debt securities was recorded for the nine months ended September 30, 2019. No losses related to other-than-temporary impairments of our available-for-sale debt securities were recorded in Accumulated other comprehensive income for the year ended December 31, 2018.
The proceeds from maturities and sales of our available-for-sale-debt securities during the three and nine months ended September 30, 2019 and 2018 are summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2019	2018	2019	2018
Proceeds from maturities of available-for-sale debt securities	$—	$—	$331	$410
Proceeds from sales of available-for-sale debt securities	—	—	180	—

The gross realized gains and losses associated with the sale of available-for-debt securities during the three and nine months ended September 30, 2019 were less than $1 million in each respective period.
We had no available-for-sale debt securities which were in a continuous unrealized loss position for less than or greater than twelve months, respectively, as of September 30, 2019. The following table summarizes the fair value and unrealized losses related to available-for-sale debt securities that were in a continuous unrealized loss position for less than and greater than twelve months as of December 31, 2018:

	December 31, 2018
	Less than 12 months		Greater than 12 months
Millions of dollars	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale debt securities:
Bonds	$118	$(1)	$45	$—

Investments in Equity Securities—We received proceeds of $332 million and $64 million related to the sale of our investments in equity securities during the nine months ended September 30, 2019 and 2018, respectively. No proceeds were received related to the sale of our investments in equity securities during the three months ended September 30, 2019. We received proceeds of $32 million related to the sale of our investments in equity securities during the three months ended September 30, 2018.
At September 30, 2019, we had no outstanding investment in equity securities. At December 31, 2018, we had investments in equity securities with a notional amount of $322 million and a fair value of $325 million.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table summarizes the portion of unrealized gains and losses for the equity securities that are outstanding as of September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2019	2018	2019	2018
Net gains (losses) recognized during the period	$—	$(8)	$6	$1
Less: Net gains recognized during the period on securities sold	—	1	9	2
Unrealized losses recognized during the period	$—	$(9)	$(3)	$(1)

10.    Income Taxes
Our effective income tax rate for the three months ended September 30, 2019 was 12.3% compared with 17.2% for the three months ended September 30, 2018. For the nine months ended September 30, 2019, the effective income tax rate was 15.4% compared with 11.4% for the nine months ended September 30, 2018. Our effective income tax rate fluctuates based on, among other factors, changes in statutory tax rates, changes in pretax income in countries with varying statutory tax rates, changes in valuation allowances, changes in foreign exchange gains/losses, changes in the amount of exempt income and changes in unrecognized tax benefits associated with uncertain tax positions.
Compared with the three months ended September 30, 2018, the lower effective tax rate for the three months ended September 30, 2019 was primarily attributable to changes in unrecognized tax benefits associated with uncertain tax positions, partially offset by decreased exempt income. Compared with the nine months ended September 30, 2018, the higher effective tax rate for the nine months ended September 30, 2019 was primarily attributable to changes in unrecognized tax benefits associated with uncertain tax positions and decreases in exempt income, partially offset by a tax benefit related to research and development activities.
We operate in multiple jurisdictions throughout the world, and our tax returns are periodically audited or subjected to review by tax authorities. We are currently under examination in a number of tax jurisdictions. As a result, there is an uncertainty in income taxes recognized in our financial statements. Positions challenged by the tax authorities may be settled or appealed by us. As of September 30, 2019 and December 31, 2018, we had unrecognized tax benefits of $199 million and $269 million, respectively. During the three months ended September 30, 2019, a statute of limitation expired and resulted in a $85 million non-cash benefit to our effective tax rate consisting of the recognition of $72 million of previously unrecognized tax benefits as a reduction for tax positions of a prior year and the release of $13 million of previously accrued interest. Additionally, during 2018, we entered into an audit settlement impacting specific uncertain tax positions. This audit settlement resulted in a $346 million non-cash benefit to our effective tax rate consisting of the recognition of $288 million of previously unrecognized tax benefits as a reduction for tax positions of prior years and the release of $58 million of previously accrued interest. These non-cash reductions in unrecognized tax benefits are reflected on our Consolidated Statements of Cash Flows in Other operating activities. It is reasonably possible that, within the next twelve months, due to the settlement of uncertain tax positions with various tax authorities and the expiration of statutes of limitations, unrecognized tax benefits could decrease by up to approximately $45 million.
We monitor income tax developments in countries where we conduct business. In 2017, the U.S. enacted “H.R.1,” also known as the “Tax Cuts and Jobs Act” (the “Tax Act”) materially impacting our Consolidated Financial Statements by, among other things, decreasing the tax rate, and significantly affecting future periods. To determine the full effects of the tax law, we are awaiting the finalization of several proposed U.S. Treasury regulations under the Tax Act that were issued during 2018 and 2019. In prior years, the Company did not assert permanent reinvestment of our foreign earnings. However, as a result of the U.S. Section 245A temporary regulations, the Company does intend to permanently reinvest approximately $550 million of our non-U.S. earnings. Repatriation of these earnings to the U.S. in the future could result in a tax impact of approximately $60 million. Prior to the issuance of the retroactive temporary regulations, the non-U.S. earnings on the permanent reinvestment could have been distributed tax free.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

11.    Commitments and Contingencies
Commitments—We have various purchase commitments for materials, supplies and services incidental to the ordinary conduct of business, generally for quantities required for our businesses and at prevailing market prices. These commitments are designed to assure sources of supply and are not expected to be in excess of normal requirements. As of September 30, 2019, we had capital expenditure commitments, which we incurred in our normal course of business, including commitments of approximately $429 million related to building our new PO/TBA plant on the Texas Gulf Coast and Hyperzone polyethylene plant in La Porte, Texas.
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
Environmental Remediation—Our accrued liability for future environmental remediation costs at current and former plant sites and other remediation sites totaled $130 million and $90 million as of September 30, 2019 and December 31, 2018, respectively. At September 30, 2019, the accrued liabilities for individual sites range from less than $1 million to $16 million. The remediation expenditures are expected to occur over a number of years, and not concentrated in any single year. In our opinion, it is reasonably possible that losses in excess of the liabilities recorded may have been incurred. However, we cannot estimate any amount or range of such possible additional losses. New information about sites, new technology or future developments such as involvement in investigations by regulatory agencies, could require us to reassess our potential exposure related to environmental matters.

Indemnification—We are parties to various indemnification arrangements, including arrangements entered into in connection with acquisitions, divestitures and the formation and dissolution of joint ventures. Pursuant to these arrangements, we provide indemnification to and/or receive indemnification from other parties in connection with liabilities that may arise in connection with the transactions and in connection with activities prior to completion of the transactions. These indemnification arrangements typically include provisions pertaining to third party claims relating to environmental and tax matters and various types of litigation. As of September 30, 2019, we had not accrued any significant amounts for our indemnification obligations, and we are not aware of other circumstances that would likely lead to significant future indemnification obligations. We cannot determine with certainty the potential amount of future payments under the indemnification arrangements until events arise that would trigger a liability under the arrangements.
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

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

12.    Stockholders’ Equity and Redeemable Non-controlling Interests
Stockholders’ Equity
Dividend Distributions—The following table summarized the dividends paid in the periods presented:

Millions of dollars, except per share amounts	Dividend Per Ordinary Share	Aggregate Dividends Paid	Date of Record
March	$1.00	$372	March 4, 2019
June	1.05	388	June 10, 2019
September	1.05	351	September 4, 2019
	$3.10	$1,111
In February, May and August 2019, we paid a cash dividend of $15.00 per share to A. Schulman Special Stock shareholders of record as of January 15, 2019, April 15, 2019, and July 15, 2019, respectively. Dividends on A. Schulman Special Stock totaled $5 million for the nine months ended September 30, 2019.
Share Repurchase Authorization
In May 2019, our shareholders approved a proposal to authorize us to repurchase up to 37.0 million of our ordinary shares through November 30, 2020 (“May 2019 Share Repurchase Authorization”), which superseded the remaining authorization under our June 2018 Share Repurchase Authorization. The timing and amount of these repurchases, which are determined based on our evaluation of market conditions and other factors, may be executed from time to time through open market or privately negotiated transactions. The repurchased shares, which are recorded at cost, are classified as Treasury stock and may be retired or used for general corporate purposes, including for various employee benefit and compensation plans.
Upon the completion of the tender offer in July 2019, we repurchased 35.1 million ordinary shares, under the May 2019 Share Repurchase Authorization, at a tender offer price of $88.00 per share for a total of $3,099 million, including $6 million of fees and expenses related to the tender offer. The remaining 1.9 million shares under the May 2019 Share Repurchase Authorization were repurchased from the open market in August 2019.
In September 2019, our shareholders approved a proposal to authorize us to repurchase up to 33.3 million ordinary shares, through March 12, 2021 (“September 2019 Share Repurchase Authorization”), which superseded any prior repurchase authorizations.
The following tables summarize our share repurchase activity for the periods presented:

	Nine Months Ended September 30, 2019
Millions of dollars, except shares and per share amounts	Shares Repurchased	Average Purchase Price	Total Purchase Price, Including Commissions and Fees
June 2018 Share Repurchase Authorization	5,648,900	$86.38	$488
May 2019 Share Repurchase Authorization	37,032,594	87.50	3,240
	42,681,494	$87.35	$3,728

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Nine Months Ended September 30, 2018
Millions of dollars, except shares and per share amounts	Shares Repurchased	Average Purchase Price	Total Purchase Price, Including Commissions and Fees
May 2017 Share Repurchase Authorization	4,004,753	$106.05	$425
June 2018 Share Repurchase Authorization	3,674,062	107.89	396
	7,678,815	$106.93	$821
Due to the timing of settlements, total cash paid for share repurchases for the nine months ended September 30, 2019 and 2018 was $3,752 million and $801 million, respectively.
Ordinary Shares—The changes in the outstanding amounts of ordinary shares are as follows:

	Nine Months Ended September 30,
	2019	2018
Ordinary shares outstanding:
Beginning balance	375,696,661	394,512,054
Share-based compensation	268,851	285,186
Employee stock purchase plan	123,869	82,758
Purchase of ordinary shares	(42,681,505)	(7,702,222)
Ending balance	333,407,876	387,177,776

Treasury Shares—The changes in the amounts of treasury shares held by the Company are as follows:

	Nine Months Ended September 30,
	2019	2018
Ordinary shares held as treasury shares:
Beginning balance	24,513,619	183,928,109
Share-based compensation	(268,851)	(285,186)
Employee stock purchase plan	(123,869)	(82,758)
Purchase of ordinary shares	42,681,505	7,702,222
Treasury shares canceled	—	(178,229,883)
Ending balance	66,802,404	13,032,504

In September 2019, our Board authorized the cancellation of approximately 60.2 million ordinary shares held in treasury, as approved by the shareholders. In accordance with cancellation procedures under Dutch law, the cancellation will become effective only following the conclusion of a two-month creditor opposition period and contingent upon the resolution of any objections that may be raised. We expect the cancellation to be effective during the fourth quarter of 2019.
During the three months ended September 30, 2018, following approval by our Board and shareholders, we canceled 178,229,883 ordinary shares held in our treasury account.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

During the three months ended September 30, 2019 and 2018, purchase of ordinary shares includes 11 shares and 23,407 shares, respectively, that were returned to us at no cost resulting from unclaimed distributions to creditors.
Accumulated Other Comprehensive Income (Loss)—The components of, and after-tax changes in, Accumulated other comprehensive loss as of and for the nine months ended September 30, 2019 and 2018 are presented in the following tables:

Millions of dollars	Financial Derivatives	Unrealized Gains on Available -for-Sale Debt Securities	Defined Benefit Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustments	Total
Balance – January 1, 2019	$(68)	$—	$(442)	$(853)	$(1,363)
Other comprehensive income (loss) before reclassifications	(184)	1	—	(92)	(275)
Tax (expense) benefit before reclassifications	36	—	—	(14)	22
Amounts reclassified from accumulated other comprehensive income (loss)	(110)	—	20	—	(90)
Tax (expense) benefit	28	—	(5)	—	23
Net other comprehensive income (loss)	(230)	1	15	(106)	(320)
Balance – September 30, 2019	$(298)	$1	$(427)	$(959)	$(1,683)

Millions of dollars	Financial Derivatives	Unrealized Gains on Equity Securities and Equity Securities Held by Equity Investees	Defined Benefit Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustments	Total
Balance – January 1, 2018	$(120)	$17	$(421)	$(761)	$(1,285)
Adoption of accounting standards	(2)	(17)	(51)	—	(70)
Other comprehensive income (loss) before reclassifications	186	—	—	(48)	138
Tax expense before reclassifications	(36)	—	—	(15)	(51)
Amounts reclassified from accumulated other comprehensive income (loss)	(81)	—	26	—	(55)
Tax (expense) benefit	20	—	(6)	—	14
Net other comprehensive income (loss)	89	—	20	(63)	46
Balance – September 30, 2018	$(33)	$—	$(452)	$(824)	$(1,309)

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The amounts reclassified out of each component of Accumulated other comprehensive loss are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item on the Consolidated Statements of Income
Millions of dollars	2019	2018	2019	2018
Reclassification adjustments for:
Financial derivatives:
Foreign currency	$(86)	$(13)	$(99)	$(75)	Other income, net
Commodities	(10)	—	(18)	—	Sales and other operating revenue
Commodities	8	(10)	12	(6)	Cost of sales
Interest rates	(1)	—	(5)	—	Interest expense
Income tax expense (benefit)	(25)	(5)	(28)	(20)	Provision for income taxes
Financial derivatives, net of tax	(64)	(18)	(82)	(61)
Amortization of defined pension items:
Prior service cost	—	—	1	—	Other income, net
Actuarial loss	6	9	19	25	Other income, net
Settlement loss	—	—	—	1	Other income, net
Income tax expense	1	3	5	6	Provision for income taxes
Defined pension items, net of tax	5	6	15	20
Total reclassifications, before tax	(83)	(14)	(90)	(55)
Income tax expense (benefit)	(24)	(2)	(23)	(14)	Provision for income taxes
Total reclassifications, after tax	$(59)	$(12)	$(67)	$(41)	Amount included in net income
Purchase of Non-controlling Interest—In February 2019, we increased our interest in our subsidiary La Porte Methanol Company, L.P., from 85% to 100%, for cash consideration of $63 million.
Redeemable Non-controlling Interests
Our redeemable non-controlling interests relate to 115,374 shares of A. Schulman Special Stock which were outstanding as of September 30, 2019 and December 31, 2018.

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
Earnings per share data and dividends declared per share of common stock are as follows:

	Three Months Ended September 30,
	2019		2018
Millions of dollars	Continuing Operations	Discontinued Operations	Continuing Operations	Discontinued Operations
Net income (loss)	$969	$(4)	$1,115	$(2)
Dividends on A. Schulman Special Stock	(2)	—	—	—
Net income attributable to participating securities	(2)	—	(2)	—
Net income (loss) attributable to ordinary shareholders – basic and diluted	$965	$(4)	$1,113	$(2)

Millions of shares, except per share amounts
Basic weighted average common stock outstanding	337	337	389	389
Effect of dilutive securities:
Performance share units	—	—	1	1
Potential dilutive shares	337	337	390	390

Earnings (loss) per share:
Basic	$2.86	$(0.01)	$2.86	$—
Diluted	$2.86	$(0.01)	$2.85	$—

Participating securities	0.6	0.6	0.5	0.5
Dividends declared per share of common stock	$1.05	$—	$1.00	$—

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Nine Months Ended September 30,
	2019		2018
Millions of dollars	Continuing Operations	Discontinued Operations	Continuing Operations	Discontinued Operations
Net income (loss)	$2,792	$(7)	$4,001	$(3)
Dividends on A. Schulman Special Stock	(5)	—	—	—
Net income attributable to participating securities	(5)	—	(4)	—
Net income (loss) attributable to ordinary shareholders – basic and diluted	$2,782	$(7)	$3,997	$(3)

Millions of shares, except per share amounts
Basic weighted average common stock outstanding	360	360	391	391
Effect of dilutive securities:
Performance share units	—	—	1	1
Potential dilutive shares	360	360	392	392

Earnings (loss) per share:
Basic	$7.74	$(0.02)	$10.21	$(0.01)
Diluted	$7.74	$(0.02)	$10.19	$(0.01)

Participating securities	0.6	0.6	0.5	0.5
Dividends declared per share of common stock	$3.10	$—	$3.00	$—

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
Our chief operating decision maker uses EBITDA as the primary measure for reviewing our segments’ profitability and therefore, we have presented EBITDA for all segments. We define EBITDA as earnings before interest, income taxes, and depreciation and amortization.
“Other” includes intersegment eliminations and items that are not directly related or allocated to business operations, such as foreign exchange gains or losses and components of pension and other postretirement benefit costs other than service cost. Sales between segments are made primarily at prices approximating prevailing market prices.
Summarized financial information concerning reportable segments is shown in the following table for the periods presented:

	Three Months Ended September 30, 2019
Millions of dollars	O&P– Americas	O&P– EAI	I&D	APS	Refining	Technology	Other	Total
Sales and other operating revenues:
Customers	$1,337	$2,138	$1,988	$1,186	$1,952	$121	$—	$8,722
Intersegment	800	171	58	—	182	25	(1,236)	—
	2,137	2,309	2,046	1,186	2,134	146	(1,236)	8,722
Income from equity investments	12	36	1	2	—	—	—	51
EBITDA	653	291	390	102	(6)	83	—	1,513

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Three Months Ended September 30, 2018
Millions of dollars	O&P– Americas	O&P– EAI	I&D	APS	Refining	Technology	Other	Total
Sales and other operating revenues:
Customers	$1,843	$2,434	$2,463	$1,038	$2,236	$141	$—	$10,155
Intersegment	927	209	46	1	263	30	(1,476)	—
	2,770	2,643	2,509	1,039	2,499	171	(1,476)	10,155
Income from equity investments	18	69	2	—	—	—	—	89
EBITDA	704	262	504	70	84	98	10	1,732

	Nine Months Ended September 30, 2019
Millions of dollars	O&P– Americas	O&P– EAI	I&D	APS	Refining	Technology	Other	Total
Sales and other operating revenues:
Customers	$4,055	$6,764	$5,860	$3,781	$5,706	$382	$—	$26,548
Intersegment	2,307	585	142	2	490	78	(3,604)	—
	6,362	7,349	6,002	3,783	6,196	460	(3,604)	26,548
Income from equity investments	35	139	5	—	—	—	—	179
EBITDA	1,804	918	1,228	370	(87)	273	14	4,520

	Nine Months Ended September 30, 2018
Millions of dollars	O&P– Americas	O&P– EAI	I&D	APS	Refining	Technology	Other	Total
Sales and other operating revenues:
Customers	$5,324	$7,866	$7,314	$2,709	$6,536	$379	$—	$30,128
Intersegment	2,634	637	122	1	789	89	(4,272)	—
	7,958	8,503	7,436	2,710	7,325	468	(4,272)	30,128
Income from equity investments	50	199	4	—	—	—	—	253
EBITDA	2,131	1,036	1,632	314	251	267	24	5,655
Our APS segment results for the third quarter and first nine months of 2019 include $43 million and $78 million, respectively, of integration costs associated with our August 2018 acquisition of A. Schulman. In 2018, the third quarter and first nine months include $49 million of transaction and integration costs.

LYONDELLBASELL INDUSTRIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

A reconciliation of EBITDA to Income from continuing operations before income taxes is shown in the following table for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2019	2018	2019	2018
EBITDA:
Total segment EBITDA	$1,513	$1,722	$4,506	$5,631
Other EBITDA	—	10	14	24
Less:
Depreciation and amortization expense	(327)	(309)	(977)	(908)
Interest expense	(86)	(90)	(259)	(272)
Add:
Interest income	5	14	16	40
Income from continuing operations before income taxes	$1,105	$1,347	$3,300	$4,515

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
This discussion and analysis should be read in conjunction with the information contained in our Consolidated Financial Statements and the accompanying notes elsewhere in this report. When we use the terms “Company,” “we,” “us,” “our” or similar words in this discussion, unless the context otherwise requires, we are referring to LyondellBasell Industries N.V. and its consolidated subsidiaries.
OVERVIEW

Results were lower in the third quarter and first nine months of 2019 relative to third quarter and first nine months of 2018, primarily reflecting lower margins in several segments. Significant items that affected our results during the third quarter and first nine months of 2019 relative to the third quarter and first nine months of 2018 include:

•	Lower O&P–Americas results due to a decline in polyethylene margins while olefins margins improved;

•	O&P–EAI results benefited from improved olefin margins in the third quarter and first nine months of 2019, offset by lower equity income and unfavorable foreign exchange impacts;

•	I&D segment results declined due to margin and volume decreases primarily driven by intermediate chemicals; and

•	Lower Refining segment results due to a decline in refining margins.
Other noteworthy items since the beginning of the year include the following:

•	Executed a $2,000 million senior unsecured term loan facility due 2020 and borrowed the full amount;

•	Redeemed $1,000 million of our 5% senior notes due 2019;

•	Executed a three-year, $4,000 million senior unsecured delayed draw term loan credit facility;

•	Completed a tender offer to repurchase 35.1 million ordinary shares for a total of $3,099 million, at a price of $88.00 per share;

•	Issued €1,000 million of long-term guaranteed notes used to refinance $1,000 million of long-term debt and repay a portion of our outstanding short-term debt; and

•	During October 2019, issued $1,000 million of long-term guaranteed notes used to repay our indebtedness outstanding under our Term Loan due 2020.

Results of operations for the periods discussed are presented in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2019	2018	2019	2018
Sales and other operating revenues	$8,722	$10,155	$26,548	$30,128
Cost of sales	7,269	8,499	22,257	24,801
Selling, general and administrative expenses	303	309	892	803
Research and development expenses	26	30	81	87
Operating income	1,124	1,317	3,318	4,437
Interest expense	(86)	(90)	(259)	(272)
Interest income	5	14	16	40
Other income, net	11	17	46	57
Income from equity investments	51	89	179	253
Provision for income taxes	136	232	508	514
Income from continuing operations	969	1,115	2,792	4,001
Loss from discontinued operations, net of tax	(4)	(2)	(7)	(3)
Net income	$965	$1,113	$2,785	$3,998
RESULTS OF OPERATIONS
Revenues—Revenues decreased by $1,433 million, or 14%, in the third quarter of 2019 compared to the third quarter of 2018 and by $3,580 million, or 12%, in the first nine months of 2019 compared to the first nine months of 2018.
Average sales prices in the third quarter and first nine months of 2019 were lower for most of our products as sales prices generally correlate with crude oil prices, which decreased relative to the corresponding periods in 2018. These lower prices led to a revenue decrease of 15% and 10% in the third quarter and first nine months of 2019, respectively. Lower sales volumes resulted in a revenue decrease of 1% and 5% relative to the third quarter and first nine months of 2018, respectively. Unfavorable foreign exchange impacts also resulted in a revenue decrease of 1% and 2% in the third quarter and first nine months of 2019, respectively.
The operations of A. Schulman contributed $520 million and $1,674 million of revenues which accounts for the remaining change in revenues for the third quarter and first nine months of 2019, respectively.
Cost of Sales—Cost of sales decreased by $1,230 million, or 14%, in the third quarter of 2019 compared to the third quarter of 2018 and by $2,544 million, or 10%, in the first nine months of 2019 compared to the first nine months of 2018. This decrease in cost of sales is primarily due to lower feedstock and energy costs.
SG&A Expenses—Selling, general and administrative (“SG&A”) expenses decreased by $6 million, or 2%, in the third quarter of 2019 compared to the third quarter of 2018 and increased by $89 million, or 11%, in the first nine months of 2019 compared to the first nine months of 2018.
In the first nine months of 2019, compared to the corresponding period in 2018, SG&A costs increased, primarily attributable to SG&A expenses incurred related to A. Schulman operations and integration costs of $149 million and $75 million, respectively. These increased costs were partially offset by a decline in employee-related expenses and costs associated with the evaluation and pre-project planning of certain growth projects, each resulting in a 4% decrease in SG&A expenses, relative to the corresponding periods in 2018. In the third quarter of 2019, SG&A expenses decreased mainly due to lower employee-related expenses, relative to the third quarter of 2018.

Operating Income—Operating income decreased by $193 million, or 15%, in the third quarter of 2019 compared to the third quarter of 2018 and by $1,119 million, or 25%, in the first nine months of 2019 compared to the first nine months of 2018.
Operating income for our I&D, Refining, O&P–Americas and Technology segments declined by $117 million, $90 million, $48 million and $15 million, respectively, relative to the third quarter of 2018. These decreases were offset in part by increased operating income in our O&P–EAI and APS segments of $61 million and $19 million, respectively.
In the first nine months of 2019, operating income for our I&D, Refining, O&P–Americas and O&P–EAI segments declined by $408 million, $332 million, $332 million and $53 million, respectively, relative to the third quarter of 2018. These decreases in operating income were partially offset by increases in our Technology and APS segments of $8 million and $3 million, respectively.
Income from Equity Investments—Income from our equity investments declined by $38 million, or 43% in the third quarter of 2019 compared to the third quarter of 2018 and by $74 million, or 29% in the first nine months of 2019 compared to the first nine months of 2018. These declines were largely as a result of reduced polyolefin spreads for our joint ventures in our O&P–EAI segment.
Results for each of our business segments are discussed further in the “Segment Analysis” section below.
Income Taxes—Our effective income tax rate for the third quarter of 2019 was 12.3% compared with 17.2% for the third quarter of 2018, and for the first nine months of 2019 was 15.4% compared with 11.4% for the first nine months of 2018. Our effective income tax rate fluctuates based on, among other factors, changes in statutory tax rates, changes in pretax income in countries with varying statutory tax rates, changes in valuation allowances, changes in foreign exchange gains/losses, changes in the amount of exempt income and changes in unrecognized tax benefits associated with uncertain tax positions.
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
We monitor income tax developments in countries where we conduct business. In 2017, the U.S. enacted “H.R.1,” also known as the “Tax Cuts and Jobs Act” (the “Tax Act”) materially impacting our Consolidated Financial Statements by, among other things, decreasing the tax rate, and significantly affecting future periods. To determine the full effects of the tax law, we are awaiting the finalization of several proposed U.S. Treasury regulations under the Tax Act that were issued during 2018 and 2019. In prior years, the Company did not assert permanent reinvestment of our foreign earnings. However, as a result of the U.S. Section 245A temporary regulations, the Company does intend to permanently reinvest approximately $550 million of our non-U.S. earnings. Repatriation of these earnings to the U.S. in the future could result in a tax impact of approximately $60 million. Prior to the issuance of the retroactive temporary regulations, the non-U.S. earnings on the permanent reinvestment could have been distributed tax free.
Compared with the three months ended September 30, 2018, the lower effective tax rate for the three months ended September 30, 2019 was primarily attributable to changes in unrecognized tax benefits associated with uncertain tax positions (-7.7%), partially offset by decreased exempt income (2.2%). Compared with the nine months ended September 30, 2018, the higher effective tax rate for the nine months ended September 30, 2019 was primarily attributable to changes in unrecognized tax benefits associated with uncertain tax positions (5.0%) and decreases in exempt income (1.1%), partially offset by a tax benefit related to research and development activities (-2.4%).

Comprehensive Income—Comprehensive income decreased by $418 million in the third quarter of 2019 compared to the third quarter of 2018 and by $1,579 million in the first nine months of 2019 compared to the first nine months of 2018, primarily due to lower net income, net unfavorable impacts of financial derivative instruments primarily driven by periodic changes in benchmark interest rates and the net unfavorable impact of unrealized changes in foreign currency translation adjustments.
The predominant functional currency for our operations outside of the U.S. is the euro. Relative to the U.S. dollar, the value of the euro decreased during the third quarter and first nine months of 2019 resulting in net losses as reflected in the Consolidated Statements of Comprehensive Income. The net losses attributable to unrealized changes in foreign currency translation impacts include pre-tax gains of $65 million and $68 million in the third quarter and first nine months of 2019, respectively, which represent the effective portion of our net investment hedges.
In the third quarter and first nine months of 2019, the cumulative after-tax effects of our derivatives designated as cash flow hedges were net losses of $112 million and $230 million, respectively. The strengthening of the U.S. dollar against the euro in the third quarter and first nine months of 2019 and periodic changes in benchmark interest rates resulted in pre-tax gains of $111 million and $164 million, respectively, related to our cross-currency swaps. Pre-tax losses of $86 million and $99 million related to our cross-currency swaps were reclassified to Other income, net in the third quarter and first nine months of 2019. Pre-tax losses of $163 million and $342 million related to forward-starting interest rate swaps were driven by changes in benchmark interest rates in the third quarter and first nine months of 2019. The remaining change relates to our commodity cash flow hedges.

Segment Analysis
We use earnings before interest, income taxes, and depreciation and amortization (“EBITDA”) as our measure of profitability for segment reporting purposes. This measure of segment operating results is used by our chief operating decision maker to assess the performance of and allocate resources to our operating segments. Intersegment eliminations and items that are not directly related or allocated to business operations, such as foreign exchange gains or losses and components of pension and other postretirement benefits other than service costs are included in “Other.” For additional information related to our operating segments, as well as a reconciliation of EBITDA to its nearest GAAP measure, Income from continuing operations before income taxes, see Note 14 to our Consolidated Financial Statements.
Revenues and the components of EBITDA for the periods presented are reflected in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2019	2018	2019	2018
Sales and other operating revenues:
O&P–Americas segment	$2,137	$2,770	$6,362	$7,958
O&P–EAI segment	2,309	2,643	7,349	8,503
I&D segment	2,046	2,509	6,002	7,436
APS segment	1,186	1,039	3,783	2,710
Refining segment	2,134	2,499	6,196	7,325
Technology segment	146	171	460	468
Other, including intersegment eliminations	(1,236)	(1,476)	(3,604)	(4,272)
Total	$8,722	$10,155	$26,548	$30,128
Operating income (loss):
O&P–Americas segment	$524	$572	$1,412	$1,744
O&P–EAI segment	202	141	614	667
I&D segment	314	431	1,000	1,408
APS segment	67	48	277	274
Refining segment	(52)	38	(221)	111
Technology segment	73	88	242	234
Other, including intersegment eliminations	(4)	(1)	(6)	(1)
Total	$1,124	$1,317	$3,318	$4,437
Depreciation and amortization:
O&P–Americas segment	$118	$111	$350	$326
O&P–EAI segment	51	50	156	158
I&D segment	75	71	221	216
APS segment	32	22	91	39
Refining segment	41	45	128	137
Technology segment	10	10	31	32
Total	$327	$309	$977	$908

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2019	2018	2019	2018
Income from equity investments:
O&P–Americas segment	$12	$18	$35	$50
O&P–EAI segment	36	69	139	199
I&D segment	1	2	5	4
APS segment	2	—	—	—
Total	$51	$89	$179	$253
Other income (loss), net:
O&P–Americas segment	$(1)	$3	$7	$11
O&P–EAI segment	2	2	9	12
I&D segment	—	—	2	4
APS segment	1	—	2	1
Refining segment	5	1	6	3
Technology segment	—	—	—	1
Other, including intersegment eliminations	4	11	20	25
Total	$11	$17	$46	$57
EBITDA:
O&P–Americas segment	$653	$704	$1,804	$2,131
O&P–EAI segment	291	262	918	1,036
I&D segment	390	504	1,228	1,632
APS segment	102	70	370	314
Refining segment	(6)	84	(87)	251
Technology segment	83	98	273	267
Other, including intersegment eliminations	—	10	14	24
Total	$1,513	$1,732	$4,520	$5,655
Olefins and Polyolefins–Americas Segment
Overview—EBITDA declined in the third quarter and first nine months of 2019 relative to the third quarter and first nine months of 2018 primarily due to lower polyethylene margins. Olefins margins increased in the third quarter and first nine months of 2019 relative to the third quarter and first nine months of 2018.
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

As in recent years, strong supplies from the U.S. shale gas/oil boom resulted in ethane being a preferred feedstock in our U.S. plants in 2019. We produced approximately 77% and 81% of our ethylene from ethane in the third quarter and first nine months of 2019, respectively, compared to approximately 82% in the third quarter and first nine months of 2018.

The following table sets forth selected financial information for the O&P–Americas segment including Income from equity investments, which is a component of EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2019	2018	2019	2018
Sales and other operating revenues	$2,137	$2,770	$6,362	$7,958
Income from equity investments	12	18	35	50
EBITDA	653	704	1,804	2,131
Revenues—Revenues for our O&P–Americas segment decreased by $633 million, or 23%, in the third quarter of 2019 compared to the third quarter of 2018 and by $1,596 million, or 20%, in the first nine months of 2019 compared to the first nine months of 2018.

Average olefins and polyethylene sales prices were lower in the third quarter and first nine months of 2019 compared to the third quarter and first nine months of 2018 due to increased market supply stemming from new industry capacity additions and, to a lesser extent, a lower oil price environment. Polypropylene sales prices decreased with declining propylene feedstock prices. These lower sales prices were responsible for a revenue decrease of 25% and 18% in the third quarter and the first nine months of 2019, respectively.
Higher polyethylene sales volumes in the third quarter of 2019 driven by higher exports resulted in a 2% revenue increase. Lower ethylene sales volumes, driven mainly by planned downtime at our Matagorda, Texas and Clinton, Iowa facilities, accompanied by softer demand also led to a revenue decrease of 2% in the first nine months of 2019.
EBITDA—EBITDA decreased by $51 million, or 7%, in the third quarter of 2019 compared to the third quarter of 2018 and by $327 million, or 15%, in the first nine months of 2019 compared to the first nine months of 2018.
EBITDA declined 4% and 9% in the third quarter and first nine months of 2019, respectively, due to lower margins. The decrease in margins was primarily driven by a decrease in polyethylene margins due to decreases in price spreads over ethylene of approximately $320 and $225 per ton for the third quarter and first nine months of 2019, respectively, driven by increased market supply. Ethylene margins increased by approximately $165 and $80 per ton in the third quarter and first nine months of 2019, respectively, due to lower feedstock costs.
Lower ethylene sales volumes, as discussed above, resulted in a 2% and 5% decline in EBITDA for the third quarter and first nine months of 2019, respectively. The remaining 1% decrease in EBITDA in the third quarter and first nine months of 2019 is attributable to lower income from our joint venture in Mexico.

Olefins and Polyolefins–Europe, Asia, International Segment
Overview—EBITDA for the third quarter of 2019 increased compared to the third quarter of 2018, primarily due to higher volumes and olefins margins, partially offset by lower equity income from our equity investments. EBITDA for the first nine months of 2019 declined compared to the first nine months of 2018 as a result of lower equity income from our equity investments and unfavorable foreign exchange impacts.
The following table sets forth selected financial information for the O&P–EAI segment including Income from equity investments, which is a component of EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2019	2018	2019	2018
Sales and other operating revenues	$2,309	$2,643	$7,349	$8,503
Income from equity investments	36	69	139	199
EBITDA	291	262	918	1,036
Revenues—Revenues decreased by $334 million, or 13%, in the third quarter of 2019 compared to the third quarter of 2018 and by $1,154 million, or 14%, in the first nine months of 2019 compared to the first nine months of 2018.
Average sales prices in the third quarter of 2019 and first nine months of 2019 were lower across most products as sales prices generally correlate with crude oil prices, which on average, decreased compared to the third quarter and first nine months of 2018. These lower average sales prices were responsible for revenue decreases of 16% and 8%, respectively in the third quarter and first nine months of 2019.
Higher sales volumes in the third quarter of 2019 driven by the absence of turnaround activity and less pronounced summer seasonality compared to the third quarter of 2018 resulted in a 6% revenue increase. Lower sales volumes in the first nine months of 2019 resulted in 1% lower revenue driven by unplanned maintenance and weaker demand earlier in the year, compared to the first nine months of 2018.
Foreign exchange impacts that, on average, were unfavorable led to a revenue decrease in the third quarter and first nine months of 2019 relative to the third quarter and first nine months of 2018 of 3% and 5%, respectively.
EBITDA—EBITDA in the third quarter of 2019 increased by $29 million, or 11%, compared to the third quarter of 2018 and decreased by $118 million, or 11%, in the first nine months of 2019 compared to the first nine months of 2018.
In the third quarter of 2019, margins improved 17% mainly due to higher olefins margins, reflecting a decrease of $309 per ton in the weighted average cost of ethylene compared to the third quarter of 2018. Higher sales volumes, as discussed above, resulted in a 10% improvement in EBITDA for the third quarter of 2019.
Margin improvements in the first nine months of 2019 of 1% were driven by higher olefins margins, reflecting a decrease of $209 per ton in the weighted average cost of ethylene production. These improvements were largely offset by polypropylene margin declines in the first nine months of 2019 mainly due to decreases in price spreads over propylene of $54 per ton. Polyethylene margins also declined in the first nine months of 2019 due to lower price spreads over ethylene of $35 per ton. Lower sales volumes, as discussed above, resulted in a 1% decline in EBITDA in the first nine months of 2019.
Lower income from our equity investments led to a decrease in EBITDA of 13% and 6% in the third quarter and first nine months of 2019, respectively. These declines were mainly attributable to lower margins in most of our joint ventures as a result of reduced polyolefin spreads. Unfavorable foreign exchange impacts in the third quarter and the first nine months of 2019, led to decreases in EBITDA of 3% and 5%, respectively.

Intermediates and Derivatives Segment
Overview—EBITDA for our I&D segment was lower in the third quarter and first nine months of 2019 compared to the third quarter and first nine months of 2018, largely driven by margin and volume decreases primarily in our intermediate chemicals business.
The following table sets forth selected financial information for the I&D segment including Income (loss) from equity investments, which is a component of EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2019	2018	2019	2018
Sales and other operating revenues	$2,046	$2,509	$6,002	$7,436
Income from equity investments	1	2	5	4
EBITDA	390	504	1,228	1,632
Revenues—Revenues decreased by $463 million, or 18%, in the third quarter of 2019 compared to the third quarter of 2018 and by $1,434 million, or 19%, in the first nine months of 2019 compared to the first nine months of 2018.
Lower average sales prices in the third quarter and first nine months of 2019 for most products, which reflect the impacts of lower feedstock and energy costs, were responsible for a revenue decrease of 17% and 13%, respectively, compared to the third quarter and first nine months of 2018. Comparable periods in 2018 benefited from an elevated level of planned and unplanned industry outages. Lower sales volumes resulted in a 4% decrease in revenues in the first nine months of 2019.
Foreign exchange impacts that, on average, were unfavorable led to a revenue decrease in the third quarter and first nine months of 2019 relative to the third quarter and first nine months of 2018 of 1% and 2%, respectively.
EBITDA—EBITDA decreased $114 million, or 23%, in the third quarter of 2019 compared to the third quarter of 2018 and by $404 million, or 25%, in the first nine months of 2019 compared to the first nine months of 2018.
Lower margins led to declines of 11% and 13% in EBITDA in the third quarter and first nine months of 2019, respectively, relative to the third quarter and first nine months of 2018. This decline was primarily driven by intermediate chemicals margins as market supply increased and demand declined in the third quarter and first nine months of 2019.
Lower volumes resulted in a 11% decrease of EBITDA in the third quarter of 2019. Approximately four-fifths of this decline was in our intermediates products businesses which was primarily driven by the impact of turnarounds.
Lower sales volumes in the first nine months of 2019 resulted in a 10% decrease of EBITDA. Reduced demand for propylene oxide and derivatives and intermediates products each contributed approximately two-fifths of this decrease. The remaining decrease was driven by logistical limitations on oxyfuels and related products resulting from a service disruption stemming from a fire at a third party terminal on the Houston ship channel.
Unfavorable foreign exchange impacts in the third quarter and the first nine months of 2019, also led to decreases in EBITDA of 1% and 2%.

Advanced Polymer Solutions Segment
Overview—EBITDA for our APS segment increased in the third quarter and first nine months of 2019 compared to the third quarter and first nine months of 2018, primarily due to the contribution of EBITDA stemming from the August 2018 acquisition of A. Schulman, partly offset by integration costs as well as lower volumes across most products.
The following table sets forth selected financial information for the APS segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2019	2018	2019	2018
Sales and other operating revenues	$1,186	$1,039	$3,783	$2,710
Income from equity investments	2	—	—	—
EBITDA	102	70	370	314
Revenues—Revenues increased by $147 million, or 14%, in the third quarter of 2019 compared to the third quarter of 2018 and by $1,073 million, or 40%, in the first nine months of 2019 compared to the first nine months of 2018.
The August 2018 acquisition of A. Schulman contributed $520 million and $1,674 million to revenues of the APS segment in the third quarter and first nine months of 2019, which accounts for a revenue increase of 28% and 53%, respectively.
The decline in sales volumes in the third quarter of 2019 and the first nine months of 2019 stemming from lower market demand of advanced polymer products, including lower automotive production in Europe, led to a revenue decrease of 4% in the third quarter of 2019 and 7% in the first nine months of 2019. Lower average sales prices in the third quarter and first nine months of 2019 led to a further revenue decrease of 7% and 3%, respectively.
Foreign exchange impacts resulted in a 3% revenue decrease in the third quarter and first nine months of 2019.
EBITDA—EBITDA increased $32 million, or 46%, in the third quarter of 2019 compared to the third quarter of 2018 and by $56 million, or 18%, in the first nine months of 2019 compared to the first nine months of 2018.
The operations of A. Schulman contributed $31 million and $120 million of EBITDA to the results of the APS segment, which represents an increase of 44% and 38% relative to the third quarter and first nine months of 2018. Costs associated with the integration of A. Schulman were $6 million lower in the third quarter of 2019 and $29 million higher in the first nine months of 2019, which accounts for an EBITDA increase of 9% relative to the third quarter and a decrease of 9% relative to the first nine months of 2018.
Lower volumes as discussed above led to declines of 13% and 14% in EBITDA in the third quarter and first nine months of 2019, respectively. Higher margins in the third quarter of 2019 and in the first nine months of 2019 resulted in a 6% and 3% increase in EBITDA, respectively. The increase was primarily due to decreases in average sales prices which were outpaced by raw material cost decreases across most products.

Refining Segment
Overview—EBITDA for our Refining segment decreased in the third quarter due to lower industry margins driven by a compressed Maya differential and lower byproduct margins compared to the corresponding period in 2018. For the first nine months of 2019, EBITDA decreased due to lower industry margins driven by a compressed Maya differential, lower gasoline crack spreads and lower byproduct margins compared to the corresponding period in 2018.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2019	2018	2019	2018
Sales and other operating revenues	$2,134	$2,499	$6,196	$7,325
EBITDA	(6)	84	(87)	251

Heavy crude oil processing rates, thousands of barrels per day	264	232	261	248

Market margins, dollars per barrel
Light crude oil – 2-1-1	$14.11	$13.15	$12.73	$13.60
Light crude – Maya differential	4.02	8.28	4.16	9.10
Total Maya 2-1-1	$18.13	$21.43	$16.89	$22.70
Revenues—Revenues decreased by $365 million, or 15%, in the third quarter of 2019 compared to the third quarter of 2018 and by $1,129 million, or 15%, in the first nine months of 2019 compared to the first nine months of 2018.

Lower product prices led to a revenue decrease of 14% and 7% relative to the third quarter and first nine months of 2018, respectively, due to an average crude oil price decrease of approximately $11 per barrel in the third quarter of 2019 and $5 in the first nine months of 2019. Although heavy crude oil processing rates increased during the third quarter and first nine months of 2019, overall sales volumes decreased, driven by reduced rates on conversion units, due to crude selection and the optimization of refinery operations. This reduction in conversion rates resulted in a further revenue decrease of 1% and 8% during third quarter and first nine months of 2019, respectively.
EBITDA—EBITDA decreased by $90 million, or 107%, in the third quarter of 2019 compared to the third quarter of 2018 and by $338 million, or 135%, in the first nine months of 2019 compared to the first nine months of 2018.

Lower refining margins resulted in a 145% and 150% decrease in EBITDA relative to the third quarter and first nine months of 2018, respectively. Unusually low discounts for heavy sour crude oils on the U.S. Gulf Coast created a challenging market for our refining business, leading to a lower light-to-heavy crude price differential and compression in the benchmark Maya 2-1-1 market margin. Margins were further compressed by a negative byproduct impact primarily driven by weakness in Naphtha and refinery grade propylene. This margin driven decrease in EBITDA was partly offset by a 38% and 15% increase associated with the rise in heavy crude oil processing rates that stemmed from improved operations in the third quarter and first nine months of 2019, respectively.

Technology Segment
Overview—EBITDA for our Technology segment decreased in the third quarter of 2019 compared to the third quarter of 2018, primarily due to lower catalyst sales volumes but improved in the first nine months of 2019 compared to the first nine months of 2018 largely due to higher licensing revenues.
The following table sets forth selected financial information for the Technology segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2019	2018	2019	2018
Sales and other operating revenues	$146	$171	$460	$468
EBITDA	83	98	273	267
Revenues—Revenues decreased by $25 million, or 15%, in the third quarter of 2019 compared to the third quarter of 2018 and by $8 million, or 2%, in the first nine months of 2019 compared to the first nine months of 2018.

Lower licensing revenues were responsible for a revenue decrease of 8% in the third quarter of 2019 relative to the corresponding period in 2018. However, higher licensing revenues resulted in an increase of 3% in the first nine months of 2019 compared to the same period in 2018.

Increases in average catalyst sales prices resulted in revenue increases of 4% in the third quarter and first nine months of 2019, respectively. Lower catalyst sales volumes, driven by the timing of customer orders, resulted in an 8% and 4% decrease in revenue for the third quarter and first nine months of 2019, respectively.

Foreign exchange impacts that, on average, were unfavorable led to a revenue decrease in the third quarter and first nine months of 2019 relative to the third quarter and first nine months of 2018 of 3% and 5%, respectively.

EBITDA—EBITDA decreased by $15 million, or 15%, in the third quarter of 2019 compared to the third quarter of 2018 and increased by $6 million, or 2%, in the first nine months of 2019 compared to the first nine months of 2018.

Higher licensing revenues in the first nine months of 2019 resulted in an EBITDA increase of 12% as several licensing agreements signed in 2018, primarily in China, were recognized in revenue during the second quarter of 2019. Lower catalyst sales volumes, as discussed above, resulted in an EBITDA decrease of 11% and 5% in the third quarter and first nine months of 2019, respectively.
Foreign exchange impacts, which on average, were unfavorable in the third quarter and first nine months of 2019 resulted in a decline in EBITDA of 4% and 5%, respectively.

FINANCIAL CONDITION
Operating, investing and financing activities, which are discussed below, are presented in the following table:

	Nine Months Ended September 30,
Millions of dollars	2019	2018
Source (use) of cash:
Operating activities	$3,719	$4,174
Investing activities	(1,210)	(2,901)
Financing activities	(2,382)	(2,242)
Operating Activities—Cash of $3,719 million generated by operating activities in the first nine months of 2019 reflected earnings adjusted for non-cash items, payments for employee bonuses, income taxes, and cash consumed by the main components of working capital—accounts receivable, inventories and accounts payable.
In the first nine months of 2019, the main components of working capital consumed $65 million of cash driven primarily by an increase in accounts receivable. The increase in accounts receivable was largely due to higher sales volumes in our O&P-EAI segment during the period, partially offset by a decrease in accounts receivable in our I&D and APS segments as a result of unfavorable market conditions.
The main components of working capital consumed $73 million of cash in the first nine months of 2018. Inventories increased primarily due to a build in inventory in preparation for turnaround activity at our O&P–EAI segment’s Wesseling, Germany facility. Higher accounts receivable due primarily to higher sales prices in our O&P–Americas and O&P–EAI segments and higher I&D segment sales volumes were more than offset by an increase in accounts payable reflecting higher feedstock costs.
Investing Activities—We invest cash in investment-grade and other high-quality instruments that provide adequate flexibility to redeploy funds as needed to meet our cash flow requirements while maximizing yield.
We received proceeds of $511 million and $410 million in the first nine months of 2019 and 2018, respectively, upon the sale and maturity of certain of our available-for-sale debt securities. Additionally, in the first nine months of 2019 and 2018 we received proceeds of $332 million and $64 million, respectively, on the sale of our investments in equity securities.
In the first nine months of 2018, we invested $50 million in debt securities that are deemed available-for-sale. We also invested $64 million in equity securities in the first nine months of 2018. Our investments in available-for-sale debt securities and equity securities are classified as Short-term investments.
Upon expiration in June 2018 and September 2018, we settled foreign currency contracts, with notional values totaling €725 million, which were designated as net investment hedges of our investments in foreign subsidiaries. Payments to and proceeds from our counterparties resulted in a net cash inflow of $22 million.
See Note 9 to the Consolidated Financial Statements for additional information regarding these investments.
In August 2018, we acquired A. Schulman for $1,776 million, which is net of $81 million of cash acquired and a liability deemed as a component of the purchase price.

Capital Expenditures—The following table summarizes capital expenditures for the periods presented:

	Nine Months Ended September 30,
Millions of dollars	2019	2018
Capital expenditures by segment:
O&P–Americas	$828	$800
O&P–EAI	148	156
I&D	734	248
APS	41	41
Refining	137	128
Technology	60	29
Other	15	5
Consolidated capital expenditures	$1,963	$1,407
In the first nine months of 2019 and 2018, our capital expenditures included construction related to our PO/TBA plant at our Channelview, Texas facility and our new Hyperzone polyethylene plant at our La Porte, Texas facility, turnaround activities at several sites as well as other plant improvement projects. The higher level of capital expenditures in the first nine months of 2019 relative to the same period in 2018 for our I&D segment is largely due to the construction of our new PO/TBA plant.
Financing Activities—In the first nine months of 2019 and 2018, we made payments of $3,752 million and $801 million to acquire approximately 42.7 million and 7.7 million, respectively, of our outstanding ordinary shares. We also made dividend payments totaling $1,111 million and $1,176 million during the first nine months of 2019 and 2018, respectively. For additional information related to our share repurchases and dividend payments, see Note 12 to the Consolidated Financial Statements.
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
In the first nine months of 2019 we borrowed $1,000 million from our Term Loan due 2022 and $500 million U.S. Receivables Facility which was used to partially fund the July 2019 share repurchase.
In September 2019, LYB International Finance II B.V. (“LYB Finance II”), a wholly owned finance subsidiary of LyondellBasell N.V., issued €500 million of 0.875% guaranteed notes due 2026 (the “2026 Notes”) at a discounted price of 99.642% and €500 million of 1.625% guaranteed notes due 2031 (the “2031 Notes”) at a discounted price of 98.924%. We used the net proceeds from the 2026 Notes and the 2031 Notes to repay $1,000 million outstanding under our Term Loan due 2022, and a portion of borrowings from our commercial paper program.
Through the issuance and repurchase of commercial paper instruments under our commercial paper program, we made net repayments of $23 million in the first nine months of 2019 and received net proceeds of $140 million in the first nine months of 2018.
Additional information related to these notes can be found in the Liquidity and Capital Resources section below and in Note 7 to the Consolidated Financial Statements.
In February 2019, we purchased the non-controlling interest in our subsidiary that holds our La Porte, Texas methanol facility for $63 million.

Liquidity and Capital Resources
Overview
We plan to fund our ongoing working capital, capital expenditures, debt service and other funding requirements with cash from operations, which could be affected by general economic, financial, competitive, legislative, regulatory, business and other factors, many of which are beyond our control. Cash and cash equivalents, cash from our short-term investments and tri-party repurchase agreements, cash from operating activities, proceeds from the issuance of debt, or a combination thereof, may be used to fund the purchase of shares under our share repurchase authorization.
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
Cash and Liquid Investments
As of September 30, 2019, we had $529 million of unrestricted cash and cash equivalents and marketable securities classified as Short-term investments and held $518 million of tri-party repurchase agreements classified as Prepaid expenses and other current assets. For additional information related to our purchases of marketable securities, see “Investing Activities” above and Note 9 to the Consolidated Financial Statements.
At September 30, 2019, we held $436 million of cash in jurisdictions outside of the U.S., principally in the United Kingdom. There are currently no legal or economic restrictions that would materially impede our transfers of cash.
Credit Arrangements
We had total unused availability under our credit facilities of $5,011 million at September 30, 2019, which included the following:

•
$1,697 million under our $2,500 million revolving credit facility, which backs our $2,500 million commercial paper program. Availability under this facility is net of outstanding borrowings, outstanding letters of credit provided under the facility and notes issued under our commercial paper program. A small portion of our availability under this facility is impacted by changes in the euro/U.S. dollar exchange rate. At September 30, 2019, we had $786 million of outstanding commercial paper, net of discount, no outstanding letters of credit and no outstanding borrowings under the facility;

•
$314 million under our $900 million U.S. accounts receivable facility. Availability under this facility is subject to a borrowing base of eligible receivables, which is reduced by outstanding borrowings and letters of credit, if any. At September 30, 2019 there was $500 million of borrowings and no letters of credit outstanding under this facility; and

•
$3,000 million under our $4,000 million three-year senior unsecured delayed draw term loan facility. Availability under this facility is net of amounts previously borrowed. At September 30, 2019 there were no outstanding borrowings under this facility.

At September 30, 2019, we had total debt, including current maturities, of $12,070 million, and $205 million of outstanding letters of credit, bank guarantees and surety bonds issued under uncommitted credit facilities.
In September 2019, LYB Finance II, a wholly owned finance subsidiary of LyondellBasell N.V., issued the €500 million of 0.875% guaranteed notes due 2026 at a discounted price of 99.642%, and €500 million of 1.625% guaranteed notes due 2031 at a discounted price of 98.924%. We used the net proceeds from the 2026 Notes and the 2031 Notes to repay the aforementioned July 2019 $1,000 million borrowing from our Term Loan due 2022, and a portion of borrowings from our commercial paper program.

The 2026 Notes and 2031 Notes may be redeemed before the date that is three months prior to the scheduled maturity date at a redemption price equal to the greater of 100% of the principal amount of the notes redeemed and the sum of the present values of the remaining scheduled payments of principal and interest (discounted at the applicable Comparable Government Bond Rate plus 30 basis points in the case of the 2026 Notes and 35 basis points in the case of the 2031 Notes) on the notes to be redeemed. The notes may also be redeemed on or after the date that is three months prior to the scheduled maturity date of the notes at a redemption price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest. The notes are also redeemable upon certain tax events.
In October 2019, LYB International Finance III LLC, a wholly owned finance subsidiary of LyondellBasell N.V., issued $1,000 million of 4.2% guaranteed notes due 2049 (the “2049 Notes”) at a discounted price of 98.488%. Net proceeds from the sale of the notes totaled $974 million.

In October 2019, we repaid $2,000 million of the indebtedness outstanding under our Term Loan due 2020 using the net proceeds from the sale of the Guaranteed Notes due 2049, $300 million of operating cash and $726 million of additional borrowings of commercial paper.
The 2049 Notes may be redeemed before the date that is six months prior to the scheduled maturity date at a redemption price equal to the greater of 100% of the principal amount of the notes redeemed and the sum of the present values of the remaining scheduled payments of principal and interest (discounted at the applicable Treasury Yield plus 35 basis points) on the notes to be redeemed. The notes may also be redeemed on or after the date that is six months prior to the final maturity date of the notes at a redemption price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest. The notes are also redeemable upon certain tax events.
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
For additional information, see Note 7 to our Consolidated Financial Statements.
Share Repurchases
Upon completion of the tender offer in July 2019, we repurchased 35.1 million ordinary shares at a tender offer price of $88.00 per share for a total of $3,099 million, including $6 million of fees and expenses related to the tender offer. In conjunction with the tender offer, we financed the share repurchase by borrowing $1,000 million from our Term Loan due 2022, $500 million from our U.S. Receivables Facility, and $1,280 million from our commercial paper program, with the remainder funded by operating cash.
In September 2019, our shareholders approved a proposal to authorize us to repurchase up to 33.3 million of our ordinary shares through March 12, 2021, which superseded any prior repurchase authorizations. Our share repurchase authorization does not have a stated dollar amount, and purchases may be made through open market purchases, private market transactions or other structured transactions. Repurchased shares could be retired or used for general corporate purposes, including for various employee benefit and compensation plans. The maximum number of shares that may yet be purchased is not necessarily an indication of the number of shares that will ultimately be purchased. In the first nine months of 2019, we purchased approximately 42.7 million shares under our share repurchase authorization for approximately $3,728 million.

As of October 30, 2019, we had approximately 33.3 million shares remaining under the current authorization. The timing and amounts of additional shares repurchased will be determined based on our evaluation of market conditions and other factors, including any additional authorizations approved by our shareholders. For additional information related to our share repurchase authorizations, see Note 12 to the Consolidated Financial Statements.
Major Projects
In July 2017, we announced our final investment decision to build a world-scale PO/TBA plant in Texas with a capacity of 1 billion pounds of PO and 2.2 billion pounds of tertiary butyl alcohol. In August 2018, we broke ground on this project, which is estimated to cost approximately $2.4 billion. We anticipate the project to be completed in the second half of 2021.
In May 2017, we commenced construction of our Hyperzone high-density polyethylene plant at our La Porte, Texas site, which is now estimated to cost approximately $900 million. We are commissioning the plant in the second half of 2019 and expect sales volumes during the first quarter of 2020 with increasing profitability throughout the year.
CURRENT BUSINESS OUTLOOK
Our businesses continue to benefit from low-cost natural gas liquid feedstocks with favorable prices persisting into October 2019. We expect to see typical seasonal softening of demand in the final months of 2019. At the same time, profitability at our Houston refinery should begin to improve during the fourth quarter of 2019 with increasing demand for low-sulfur marine fuels ahead of the International Maritime Organization (“IMO”) 2020 regulation deadline.
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
Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market and regulatory risks is described in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2018. Our exposure to such risks has not changed materially in the nine months ended September 30, 2019.
Item 4.    CONTROLS AND PROCEDURES
As of September 30, 2019, with the participation of our management, our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) carried out an evaluation, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the Act), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of September 30, 2019.
There have been no changes in our internal controls over financial reporting, as defined in Rule 13a-15(f) of the Act, in the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS
Information regarding our litigation and other legal proceedings can be found in Note 11 to the Consolidated Financial Statements, which is incorporated into this Item 1 by reference.
The following is a description of environmental proceedings to which a governmental authority is a party and potential monetary penalties are reasonably likely to be $100,000 or more:

In September 2019, the Illinois Environmental Protection Agency referred three emission events that occurred in August and September 2018 to the Illinois Attorney General's Office (“IAG”) for enforcement. In October 2019, the IAG made a $225,000 civil penalty demand. We are currently engaged in settlement discussions.

In June 2014, Environmental Protection Agency Region V issued a Notice and Finding of Violation alleging violations at our Tuscola, Illinois facility related to flaring activity. The Notice generally alleges failure to conduct a valid performance test and improper flare operations. After engaging in discussions, in September 2019, we and Region V executed settlement documents resolving the matter, requiring payment of a $25,000 penalty and performance of a supplemental environmental project.
Additional information about our other environmental proceedings can be found in Part I, Item 3 of our 2018 Annual Report on Form 10-K, which is incorporated into this Item 1 by reference.
Item 1A.    RISK FACTORS
There have been no material changes from the risk factors disclosed in Item 1A of our 2018 Annual Report on Form 10-K.
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Authorizations	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Authorizations
July 1 – July 31	35,144,596	$88.18	35,144,596	1,887,998
August 1 – August 31	1,887,998	$74.77	1,887,998	—
September 1 – September 30	—	$—	—	33,336,067
Total	37,032,594	$87.50	37,032,594	33,336,067
On May 31, 2019, we announced a share repurchase authorization of up to 37,032,594 of our ordinary shares, which was fully utilized during the third quarter. On September 12, 2019, we announced a share repurchase authorization of up to 33.3 million of our ordinary shares through March 12, 2021, which superseded any prior repurchase authorizations. The maximum number of shares that may yet be purchased is not necessarily an indication of the number of shares that will ultimately be purchased.
Item 4.    MINE SAFETY DISCLOSURES
Not applicable.

Item 6.    EXHIBITS

Exhibit Number	Description

4.1
Indenture, among LYB International Finance II B.V., as Issuer, LyondellBasell Industries N.V., as Guarantor, and Deutsche Bank Trust Company Americas, as Trustee, dated as of March 2, 2016 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on March 2, 2016)

4.2
Supplemental Indenture, among LYB International Finance II B.V., as Issuer, LyondellBasell Industries N.V., as Guarantor, and Deutsche Bank Trust Company Americas, as Trustee, dated as of September 17, 2019 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on September 17, 2019)

4.3	Form of LYB International Finance II B.V.’s 0.875% Guaranteed Notes due 2026 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on September 17, 2019)

4.4	Form of LYB International Finance II B.V.’s 1.625% Guaranteed Notes due 2031 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on September 17, 2019)

4.5
Indenture, among LYB International Finance III, LLC, as Issuer, LyondellBasell Industries N.V., as Guarantor, and Wells Fargo Bank, National Association, as Trustee, dated as of October 10, 2019 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on October 10, 2019)

4.6
Officer’s Certificate of LYB International Finance III, LLC relating to the 4.200% Guaranteed Notes due 2049, dated as of October 10, 2019 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on October 10, 2019)

4.7	Form of LYB International Finance III, LLC’s 4.200% Guaranteed Notes due 2049 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on October 10, 2019)

10.1	Offer Letter dated October 10, 2019 between Michael McMurray and Lyondell Chemical Company (incorporated by reference to our Current Report on Form 8-K filed with the SEC on October 15, 2019)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32*	Certifications pursuant to 18 U.S.C. Section 1350

101.INS*	XBRL Instance Document–The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

Exhibit Number	Description
101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LYONDELLBASELL INDUSTRIES N.V.

Date:	November 1, 2019	/s/ Jacinth C. Smiley
Jacinth C. Smiley
Vice President and
Chief Accounting Officer
(Principal Accounting Officer)