Form 10-Q
period 2020-03-31
LyondellBasell Industries N.V.
filed 2020-05-01
CIK 1489393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
The registrant had 333,706,244 ordinary shares, €0.04 par value, outstanding at April 29, 2020 (excluding 6,339,384 treasury shares).

LYONDELLBASELL INDUSTRIES N.V.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF INCOME
(In millions of dollars, except earnings per share)

	Three Months Ended March 31,
	2020	2019
Sales and other operating revenues:
Trade	$7,303	$8,565
Related parties	191	213
	7,494	8,778
Operating costs and expenses:
Cost of sales	6,868	7,446
Selling, general and administrative expenses	295	287
Research and development expenses	27	28
	7,190	7,761
Operating income	304	1,017
Interest expense	(89)	(92)
Interest income	3	6
Other income, net	—	25
Income from continuing operations before equity investments and income taxes	218	956
Income from equity investments	—	64
Income from continuing operations before income taxes	218	1,020
Provision for income taxes	75	203
Income from continuing operations	143	817
Income from discontinued operations, net of tax	1	—
Net income	144	817
Dividends on redeemable non-controlling interests	(2)	(2)
Net income attributable to the Company shareholders	$142	$815

Earnings per share:
Net income attributable to the Company shareholders —
Basic:
Continuing operations	$0.42	$2.19
Discontinued operations	—	—
	$0.42	$2.19
Diluted:
Continuing operations	$0.42	$2.19
Discontinued operations	—	—
	$0.42	$2.19
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions of dollars)

	Three Months Ended March 31,
	2020	2019
Net income	$144	$817
Other comprehensive income (loss), net of tax –
Financial derivatives	(338)	(50)
Unrealized losses on available-for-sale debt securities	(2)	—
Defined benefit pension and other postretirement benefit plans	10	5
Foreign currency translations	(199)	(10)
Total other comprehensive loss, net of tax	(529)	(55)
Comprehensive income (loss)	(385)	762
Dividends on redeemable non-controlling interests	(2)	(2)
Comprehensive income (loss) attributable to the Company shareholders	$(387)	$760
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED BALANCE SHEETS
(In millions of dollars)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$1,596	$858
Restricted cash	37	30
Short-term investments	199	196
Accounts receivable:
Trade, net	2,885	2,981
Related parties	158	121
Inventories	3,973	4,588
Prepaid expenses and other current assets	844	736
Total current assets	9,692	9,510
Operating lease assets	1,453	1,468
Property, plant and equipment, at cost	21,664	21,260
Less: Accumulated depreciation	(7,277)	(7,130)
Property, plant and equipment, net	14,387	14,130
Investments and long-term receivables:
Investment in PO joint ventures	497	504
Equity investments	1,539	1,602
Other investments and long-term receivables	22	22
Goodwill	1,800	1,891
Intangible assets, net	808	869
Other assets	902	439
Total assets	$31,100	$30,435
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED BALANCE SHEETS
(In millions of dollars, except shares and par value data)

	March 31, 2020	December 31, 2019
LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY
Current liabilities:
Current maturities of long-term debt	$3	$3
Short-term debt	1,493	445
Accounts payable:
Trade	2,217	2,516
Related parties	421	412
Accrued liabilities	1,387	1,822
Total current liabilities	5,521	5,198
Long-term debt	12,159	11,614
Operating lease liabilities	1,192	1,216
Other liabilities	2,808	2,213
Deferred income taxes	1,961	2,015
Commitments and contingencies
Redeemable non-controlling interests	116	116
Shareholders’ equity:
Ordinary shares, €0.04 par value, 1,275 million shares authorized, 333,703,450 and 333,476,883 shares outstanding, respectively	19	19
Additional paid-in capital	5,950	5,954
Retained earnings	4,227	4,435
Accumulated other comprehensive loss	(2,313)	(1,784)
Treasury stock, at cost, 6,342,178 and 6,568,745 ordinary shares, respectively	(559)	(580)
Total Company share of shareholders’ equity	7,324	8,044
Non-controlling interests	19	19
Total equity	7,343	8,063
Total liabilities, redeemable non-controlling interests and equity	$31,100	$30,435
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions of dollars)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$144	$817
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	342	322
Amortization of debt-related costs	4	1
Share-based compensation	16	12
Inventory valuation adjustment	419	—
Equity investments—
Equity income	—	(64)
Distributions of earnings, net of tax	15	25
Deferred income taxes	68	46
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	4	(206)
Inventories	121	(3)
Accounts payable	(235)	105
Other, net	(356)	(398)
Net cash provided by operating activities	542	657
Cash flows from investing activities:
Expenditures for property, plant and equipment	(660)	(599)
Proceeds from maturities of available-for-sale debt securities	—	308
Proceeds from sales of equity securities	1	162
Other, net	(4)	(49)
Net cash used in investing activities	(663)	(178)
Cash flows from financing activities:
Repurchases of Company ordinary shares	(4)	(512)
Dividends paid - common stock	(351)	(372)
Purchase of non-controlling interest	(30)	(63)
Issuance of long-term debt	500	—
Repayments of long-term debt	—	(1,000)
Issuance of short-term debt	500	2,000
Net proceeds from (repayments of) commercial paper	516	(559)
Payments on forward-starting interest rate swaps that include financing elements	(238)	—
Other, net	(9)	(15)
Net cash provided by (used in) financing activities	884	(521)
Effect of exchange rate changes on cash	(18)	(1)
Increase (decrease) in cash and cash equivalents and restricted cash	745	(43)
Cash and cash equivalents and restricted cash at beginning of period	888	401
Cash and cash equivalents and restricted cash at end of period	$1,633	$358
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions of dollars)

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Company Share of Shareholders’ Equity	Non- Controlling Interests
	Issued	Treasury
Balance, December 31, 2019	$19	$(580)	$5,954	$4,435	$(1,784)	$8,044	$19
Net income	—	—	—	144	—	144	—
Other comprehensive loss	—	—	—	—	(529)	(529)	—
Share-based compensation	—	25	(11)	1	—	15	—
Dividends - common stock ($1.05 per share)	—	—	—	(351)	—	(351)	—
Dividends - redeemable non-controlling interests ($15.00 per share)	—	—	—	(2)	—	(2)	—
Repurchases of Company ordinary shares	—	(4)	—	—	—	(4)	—
Purchase of non-controlling interest	—	—	7	—	—	7	—
Balance, March 31, 2020	$19	$(559)	$5,950	$4,227	$(2,313)	$7,324	$19

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Company Share of Shareholders’ Equity	Non- Controlling Interests
Millions of dollars	Issued	Treasury
Balance, December 31, 2018	$22	$(2,206)	$7,041	$6,763	$(1,363)	$10,257	$23
Net income	—	—	—	817	—	817	—
Other comprehensive loss	—	—	—	—	(55)	(55)	—
Share-based compensation	—	26	2	—	—	28	—
Dividends - common stock ($1.00 per share)	—	—	—	(372)	—	(372)	—
Dividends - redeemable non-controlling interests ($15.00 per share)	—	—	—	(2)	—	(2)	—
Repurchases of Company ordinary shares	—	(488)	—	—	—	(488)	—
Purchase of non-controlling interest	—	—	(47)	—	—	(47)	(1)
Balance, March 31, 2019	$22	$(2,668)	$6,996	$7,206	$(1,418)	$10,138	$22
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
The accompanying unaudited Consolidated Financial Statements have been prepared from the books and records of LyondellBasell N.V. in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. In our opinion, all adjustments, including normal recurring adjustments, considered necessary for a fair statement have been included. The results for interim periods are not necessarily indicative of results for the entire year. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
Events surrounding the ongoing novel strain of coronavirus, causing a pandemic referred to as COVID-19, and the significant drop in the price of oil continue to evolve and impact global markets for our products. During the first quarter of 2020, we recognized a lower of cost or market (“LCM”) inventory valuation charge of $419 million, see Note 5 to our Consolidated Financial Statements. Further, we assessed accounting matters that generally require consideration of forecasted financial information based on the information reasonably available to us and the uncertain future impacts of COVID-19 and volatility in commodity prices. Accounting matters assessed included, but were not limited to, the carrying value of our goodwill and other long-lived assets, inventory, valuation allowances for tax assets and expected credit losses. Other than the inventory valuation charges noted above, there were no other impacts to our consolidated financial statements for the first quarter of 2020 resulting from our assessments. We will continue to assess the potential financial statement impacts of COVID-19 and commodity price volatility throughout the duration of the pandemic in accordance with our corporate accounting policies. The extent of the impact of the pandemic and the decline in commodity prices on our operational and financial performance will depend on future developments which are uncertain and cannot be predicted. An extended period of economic disruption could have a material adverse impact on our business, results of operations, access to sources of liquidity and financial condition.
2. Accounting and Reporting Changes
Recently Adopted Guidance
The following table provides a brief description of recently adopted Accounting Standard Updates (“ASU”) issued by the Financial Accounting Standards Board (“FASB”). The adoption of the new standards listed below in the first quarter of 2020 did not have a material impact on our Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Standard	Description
ASU 2020-04, Facilitation of the Effects of Relief of Reference Rate Reform on Financial Reporting
This guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions that reference London Inter-Bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform, if certain criteria are met. The expedients and exceptions provided by this guidance are available from January 1, 2020, prospectively, and do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The adoption of the guidance will enable us to continue hedge accounting for the relevant designated hedges and is expected to ease the accounting burden associated with transitioning away from reference rates that are expected to be discontinued.

ASU 2020-03, Codification Improvements to Financial Instruments	This guidance makes narrow-scope changes that are intended to improve the guidance on financial instruments and current expected credit loss (“CECL”). We adopted the guidance related to CECL and other amendments on a modified retrospective basis.
ASU 2019-12, Simplifying the Accounting for Income Taxes
This guidance enhances and simplifies various aspects of income tax accounting by removing exceptions for recognizing deferred taxes for changes from a subsidiary to an equity method investment and vice versa, performing intraperiod allocation and calculating income taxes in interim periods. The new guidance also reduces complexity in certain areas, including the tax basis step-up in goodwill in a transaction that is not a business combination and interim period accounting for enacted changes in tax law. We early adopted the amendments applicable to us on a prospective basis.

ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract	This guidance requires a customer in a hosted, cloud computing arrangement that is a service contract to follow the internal-use software guidance to determine which implementation costs to capitalize as assets or expense as incurred. Capitalized costs are amortized over the term of the hosting arrangement when the recognized asset is ready for its intended use.
ASU 2018-13, Disclosure Framework - Change to the Disclosure Requirements for Fair Value Measurement	This guidance eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project. It removes transfer disclosures between Level 1 and Level 2 of the fair value hierarchy, and adds disclosures for the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements.
Accounting Guidance Issued But Not Adopted as of March 31, 2020
We are currently assessing the impact of the standard listed below on our Consolidated Financial Statements.

Standard	Description
ASU 2018-14, Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans	This guidance changes disclosure requirements for employers that sponsor defined benefit pension and/or other postretirement benefit plans. It eliminates the requirement of certain disclosures that are no longer considered cost beneficial and adds more pertinent disclosures.

This guidance will be effective for public entities for annual periods ending after December 15, 2020. Early adoption is permitted.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

3. Revenues
Contract Balances—Contract liabilities were $151 million and $124 million at March 31, 2020 and December 31, 2019, respectively. Revenue recognized in each reporting period, included in the contract liability balance at the beginning of the period, was immaterial.
Disaggregation of Revenues—The following table presents our revenues disaggregated by key products:

	Three Months Ended March 31,
Millions of dollars	2020	2019
Sales and other operating revenues:
Olefins and co-products	$667	$748
Polyethylene	1,459	1,666
Polypropylene	1,101	1,315
Propylene oxide and derivatives	464	528
Oxyfuels and related products	707	664
Intermediate chemicals	544	640
Compounding and solutions	912	1,140
Advanced polymers	181	198
Refined products	1,336	1,743
Other	123	136
Total	$7,494	$8,778
The following table presents our revenues disaggregated by geography, based upon the location of the customer:

	Three Months Ended March 31,
Millions of dollars	2020	2019
Sales and other operating revenues:
United States	$3,187	$3,893
Germany	641	731
Mexico	380	528
Italy	335	387
France	270	362
China	243	298
The Netherlands	212	252
Japan	335	203
Other	1,891	2,124
Total	$7,494	$8,778

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

4. Accounts Receivable
Our accounts receivable are reflected in the Consolidated Balance Sheets net of allowance for credit losses of $14 million and $16 million at March 31, 2020 and December 31, 2019, respectively.
5. Inventories
Inventories consisted of the following components:

Millions of dollars	March 31, 2020	December 31, 2019
Finished goods	$2,691	$3,083
Work-in-process	124	130
Raw materials and supplies	1,158	1,375
Total inventories	$3,973	$4,588
Our inventories are stated at the lower of cost or market (“LCM”). Cost is determined using the last-in, first-out ("LIFO") inventory valuation methodology, which means that the most recently incurred costs are charged to cost of sales and inventories are valued at the earliest acquisition costs. Market is determined based on an assessment of the current estimated replacement cost and selling price of the inventory. In periods where the market price of our inventory declines substantially, cost values of inventory may be higher than the market value, which reduces the value of inventory to market value. This adjustment is related to the recent decline in pricing for many of our raw material and finished goods inventories. Fluctuation in the prices of crude oil, natural gas and correlated products from period to period may result in the recognition of charges to adjust the value of inventory to the lower of cost or market in periods of falling prices and the reversal of those charges in subsequent interim periods as market prices recover.
During the first quarter of 2020, we recognized an LCM inventory charge of $419 million. This charge is related to the recent decline in pricing for many of our raw material and finished goods inventories
.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

6. Debt
Long-term loans, notes and other debt, net of unamortized discount and debt issuance cost, consisted of the following:

Millions of dollars	March 31, 2020	December 31, 2019
Senior Notes due 2021, $1,000 million, 6.0% ($3 million of debt issuance cost)	$1,014	$998
Senior Notes due 2024, $1,000 million, 5.75% ($5 million of debt issuance cost)	995	995
Senior Notes due 2055, $1,000 million, 4.625% ($16 million of discount; $11 million of debt issuance cost)	973	973
Term Loan due 2022, $4,000 million ($2 million of debt issuance costs)	1,948	1,950
Senior Revolving Credit Facility due 2022, $2,500 million	500	—
Guaranteed Notes due 2022, €750 million, 1.875% ($1 million of discount; $2 million of debt issuance cost)	819	841
Guaranteed Notes due 2023, $750 million, 4.0% ($4 million of discount; $2 million of debt issuance cost)	744	744
Guaranteed Notes due 2026, €500 million, 0.875% ($2 million of discount; $3 million of debt issuance cost)	542	555
Guaranteed Notes due 2027, $1,000 million, 3.5% ($8 million of discount; $6 million of debt issuance cost)	1,103	1,023
Guaranteed Notes due 2027, $300 million, 8.1%	300	300
Guaranteed Notes due 2031, €500 million, 1.625% ($6 million of discount; $3 million of debt issuance cost)	538	552
Guaranteed Notes due 2043, $750 million, 5.25% ($20 million of discount; $7 million of debt issuance cost)	723	723
Guaranteed Notes due 2044, $1,000 million, 4.875% ($10 million of discount; $9 million of debt issuance cost)	981	980
Guaranteed Notes due 2049, $1,000 million, 4.2% ($15 million of discount; $10 million of debt issuance cost)	975	975
Other	7	8
Total	12,162	11,617
Less current maturities	(3)	(3)
Long-term debt	$12,159	$11,614

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Fair value hedging adjustments associated with the fair value hedge accounting of our fixed-for-floating interest rate swaps for the applicable periods are as follows:

		Gains (Losses)		Cumulative Fair Value Hedging Adjustments Included in Carrying Amount of Debt
	Inception Year	Three Months Ended March 31,		March 31,	December 31,
Millions of dollars		2020	2019	2020	2019
Senior Notes due 2019, 5.0%	2014	$—	$(11)	$—	$—
Senior Notes due 2021, 6.0%	2016	(16)	(7)	(17)	(1)
Guaranteed Notes due 2027, 3.5%	2017	(80)	(22)	(117)	(37)
Guaranteed Notes due 2022, 1.875%	2018	1	—	(1)	(2)
Total		$(95)	$(40)	$(135)	$(40)
Fair value adjustments are recognized in Interest expense in the Consolidated Statements of Income.
Short-term loans, notes and other debt consisted of the following:

Millions of dollars	March 31, 2020	December 31, 2019
U.S. Receivables Facility	$500	$—
Commercial paper	778	262
Precious metal financings	211	181
Other	4	2
Total Short-term debt	$1,493	$445
Long-Term Debt
Senior Revolving Credit Facility—Our $2,500 million Senior Revolving Credit Facility which expires in June 2022 may be used for dollar and euro denominated borrowings, has a $500 million sublimit for dollar and euro denominated letters of credit, a $1,000 million uncommitted accordion feature, and supports our commercial paper program. Borrowings under the facility bear interest at either a base rate or LIBOR rate, plus an applicable margin. Additional fees are incurred for the average daily unused commitments. As of March 31, 2020, the interest rate under this facility was 1.74%. During the three months ended March 31, 2020, we borrowed $500 million from this facility. At March 31, 2020, we had $500 million of outstanding borrowings, no outstanding letters of credit and $1,206 million of unused availability under this facility.
In April 2020, we repaid $500 million outstanding under our Senior Revolving Credit Facility.
Guaranteed Notes due 2025, 2030 and 2050—In April 2020, LYB International Finance III, LLC (“LYB Finance III”), a wholly owned finance subsidiary of LyondellBasell Industries N.V., as defined in Rule 3-10(b) of Regulation S-X, issued $500 million of 2.875% guaranteed notes due 2025 (the “2025 Notes”) at a discounted price of 99.911%, $500 million of 3.375% guaranteed notes due 2030 (the “2030 Notes”) at a discounted price of 99.813% and $1,000 million of 4.2% guaranteed notes due 2050 (the “2050 Notes”) at a discounted price of 99.373%. Net proceeds from the sale of the notes totaled $1,974 million.
We used the net proceeds from the sale of the notes for general corporate purposes, including to increase our liquidity and manage short-term debt maturities.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

These unsecured notes, which are fully and unconditionally guaranteed by LyondellBasell Industries N.V., will rank equally in right of payment to all of LYB Finance III’s and LyondellBasell Industries N.V.’s existing and future senior unsecured indebtedness and will rank senior in right of payment to any future subordinated indebtedness that LYB Finance III or LyondellBasell Industries N.V. incurs. There are no significant restrictions that would impede LyondellBasell Industries N.V., as guarantor, from obtaining funds by dividend or loan from its subsidiaries.
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
The 2025 Notes, 2030 Notes and 2050 Notes may be redeemed before the date that is one month, three months, or six months, respectively, prior to the scheduled maturity date at a redemption price equal to the greater of 100% of the principal amount of the notes redeemed and the sum of the present values of the remaining scheduled payments of principal and interest (discounted at the applicable treasury yield plus 40 basis points in the case of the 2025 Notes or 45 basis points in the case of the 2030 Notes and 2050 Notes) on the notes to be redeemed. The 2025 Notes, 2030 Notes and 2050 Notes may also be redeemed on or after the date that is one month, three months, or six months, respectively, prior to the scheduled maturity date of the notes at a redemption price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest. The notes are also redeemable upon certain tax events.

Short-Term Debt
Commercial Paper Program—We have a commercial paper program under which we may issue up to $2,500 million of privately placed, unsecured, short-term promissory notes (“commercial paper”). Interest rates on the commercial paper outstanding at March 31, 2020 are based on the terms of the notes and range from 1.45% to 2.45%. At March 31, 2020, we had $778 million of outstanding commercial paper.
U.S. Receivables Facility—Our U.S. Receivables Facility, which expires in July 2021, has a purchase limit of $900 million in addition to a $300 million uncommitted accordion feature. This facility is secured by $1,041 million of accounts receivable as of March 31, 2020. This facility provides liquidity through the sale or contribution of trade receivables by certain of our U.S. subsidiaries to a wholly owned, bankruptcy-remote subsidiary on an ongoing basis and without recourse. The bankruptcy-remote subsidiary may then, at its option and subject to a borrowing base of eligible receivables, sell undivided interests in the pool of trade receivables to financial institutions participating in the facility (“Purchasers”). The sale of the undivided interest in the pool of trade receivables is accounted for as a secured borrowing in the Consolidated Balance Sheets. We are responsible for servicing the receivables. We pay variable interest rates on our secured borrowings. As of March 31, 2020, the interest rate under this facility was 1.62%. In the event of liquidation, the bankruptcy-remote subsidiary’s assets will be used to satisfy the claims of the Purchasers prior to any assets or value in the bankruptcy-remote subsidiary becoming available to us. This facility also provides for the issuance of letters of credit up to $200 million. The term of the facility may be extended in accordance with the terms of the agreement. The facility is also subject to customary warranties and covenants, including limits and reserves and the maintenance of specified financial ratios. We are required to maintain a leverage ratio at the end of every fiscal quarter of 3.50 to 1.00, or less, for the period covering the most recent four quarters. Performance obligations under the facility are guaranteed by LyondellBasell Industries N.V. Additional fees are incurred for the average daily unused commitments. During the three months ended March 31, 2020, we borrowed $500 million from this facility. At March 31, 2020, we had $500 million of outstanding borrowings, no outstanding letters of credit and $151 million unused availability under this facility.
In April 2020, we repaid $500 million outstanding under our U.S. Receivables Facility.
Weighted Average Interest Rate—At March 31, 2020 and December 31, 2019, our weighted average interest rates on outstanding Short-term debt were 2.4% and 3.3%, respectively.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Additional Information
Debt Discount and Issuance Costs—Amortization of debt discounts and debt issuance costs resulted in amortization expense of $4 million and $1 million for the three months ended March 31, 2020 and 2019, respectively, which is included in Interest expense in the Consolidated Statements of Income.
Other Information—LYB International Finance B.V., LYB International Finance II B.V. and LYB International Finance III, LLC are direct, 100% owned finance subsidiaries of LyondellBasell Industries N.V., as defined in Rule 3-10(b) of Regulation S-X. Any debt securities issued by LYB International Finance B.V., LYB International Finance II B.V. and LYB International Finance III, LLC will be fully and unconditionally guaranteed by LyondellBasell Industries N.V.
As of March 31, 2020, we are in compliance with our debt covenants.
In April 2020, we entered into amendments and related documents (collectively, the “Amendments”) to our (i) Senior Revolving Credit Facility, (ii) Term Loan due 2022, and (iii) U.S. Receivables Facility (collectively, as amended, the “Credit Agreements”). The Amendments amended each Credit Agreement’s gross leverage ratio covenant of 3.50 to 1.0 to permit netting of unrestricted cash and cash equivalents in excess of $300 million (with certain restrictions on non-US cash) and, in respect of the Senior Revolving Credit Facility and Term Loan due 2022, restrict certain dividends and other specified restricted payments.
7.  Financial Instruments and Fair Value Measurements
We are exposed to market risks, such as changes in commodity pricing, interest rates and currency exchange rates. To manage the volatility related to these exposures, we selectively enter into derivative contracts pursuant to our risk management policies.
A summary of our financial instruments, risk management policies, derivative instruments, hedging activities and fair value measurement can be found in Notes 2 and 15 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2019. If applicable, updates have been included in the respective sections below.
Cash and Cash Equivalents—At March 31, 2020 and December 31, 2019, we had marketable securities classified as Cash and cash equivalents of $885 million and $389 million, respectively.
Foreign Currency Gain (Loss)—Other income, net, in the Consolidated Statements of Income reflected foreign currency losses of $7 million, and gains of $11 million for the three months ended March 31, 2020 and 2019, respectively.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Financial Instruments Measured at Fair Value on a Recurring Basis—The following table summarizes financial instruments outstanding as of March 31, 2020 and December 31, 2019 that are measured at fair value on a recurring basis:

	March 31, 2020		December 31, 2019
Millions of dollars	Notional Amount	Fair Value	Notional Amount	Fair Value	Balance Sheet Classification
Assets–
Derivatives designated as hedges:
Foreign currency	$—	$51	$—	$27	Prepaid expenses and other current assets
Foreign currency	2,300	351	2,000	214	Other assets
Interest rates	—	26	—	22	Prepaid expenses and other current assets
Interest rates	2,246	135	1,940	41	Other assets
Derivatives not designated as hedges:
Commodities	138	9	3	—	Prepaid expenses and other current assets
Foreign currency	355	13	580	5	Prepaid expenses and other current assets
Non-derivatives:
Available-for-sale debt securities	159	157	162	162	Short-term investments
Equity securities	43	43	34	34	Short-term investments
Total	$5,241	$785	$4,719	$505
Liabilities–
Derivatives designated as hedges:
Foreign currency	$—	$33	$—	$16	Accrued liabilities
Foreign currency	650	27	950	53	Other liabilities
Interest rates	—	5	1,000	154	Accrued liabilities
Interest rates	1,500	760	700	77	Other liabilities
Derivatives not designated as hedges:
Commodities	156	37	224	34	Accrued liabilities
Foreign currency	604	15	200	1	Accrued liabilities
Total	$2,910	$877	$3,074	$335
All financial instruments in the table above are classified as Level 2. We present the gross assets and liabilities of our derivative financial instruments on the Consolidated Balance Sheets.
At March 31, 2020, our outstanding foreign currency contracts, not designated as hedges, mature from April 2020 to September 2020. Our commodity contracts, not designated as hedges, mature from April 2020 to June 2020.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Financial Instruments Not Measured at Fair Value on a Recurring Basis—The following table presents the carrying value and estimated fair value of our financial instruments that are not measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019. Due to the short maturity, the fair value of all non-derivative financial instruments included in Current assets and Current liabilities for which the carrying value approximates fair value are excluded from the table below. Short-term and long-term debt are recorded at amortized cost in the Consolidated Balance Sheets. The carrying and fair values of short-term and of long-term debt exclude commercial paper and other miscellaneous short-term debt.

	March 31, 2020		December 31, 2019
Millions of dollars	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-derivatives:
Liabilities:
Short-term debt	$711	$731	$181	$215
Long-term debt	12,155	12,222	11,609	12,561
Total	$12,866	$12,953	$11,790	$12,776
All financial instruments in the table above are classified as Level 2.
Net Investment Hedges—The following table summarizes our net investment hedges outstanding at March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
Millions of euro/dollars	Notional Value		Notional Value		Expiration Date
		Equivalent US$		Equivalent US$
Foreign currency	€617	$650	€617	$650	2027
Foreign-currency denominated debt	€750	$821	€750	$842	2022
Cash Flow Hedges—The following table summarizes our cash flow hedges outstanding at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Millions of dollars	Notional Value	Notional Value	Expiration Date
Foreign currency	$2,300	$2,300	2021 to 2027
Interest rates	1,500	1,500	2021 to 2024
In January 2020, we amended previously existing forward-starting interest rate swaps with a total notional amount of $1,000 million (the “Swaps”) to extend their maturities to July 2023 and April 2024. As of March 31, 2020, the Swaps were designated as cash flow hedges to mitigate the risk of variability in interest rates of future expected debt issuance by July 2023 and April 2024. Other assets as of March 31, 2020 includes $238 million of collateral held with our counterparties related to our forward-starting interest rate swaps; this amount represents the maximum amount of collateral required in accordance with the Swap agreements. Related cash flows are included in financing activities in the Consolidated Statements of Cash Flows.
As of March 31, 2020, on a pre-tax basis, $3 million is scheduled to be reclassified from Accumulated other comprehensive loss as an increase to interest expense over the next twelve months.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Fair Value Hedges—The following table summarizes our fair value hedges outstanding at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Millions of dollars	Notional Value	Notional Value	Expiration Date
Interest rates	$2,246	$2,140	2021 to 2027
In January 2020, we entered into an euro fixed-for-floating interest rate swap to mitigate the change in the fair value of €100 million of our €500 million guaranteed notes due 2026 associated with the risk of variability in the 6-month EURIBOR rate (the benchmark interest rate). The fixed-rate and variable-rate are settled annually and semi-annually, respectively.
In April 2020, we terminated $2,000 million in notional value of our fixed-for-floating interest rate swaps which were designated as fair value hedges originally set to expire in 2021 and 2027. Upon termination of the fixed-for-floating interest rate swaps, we received $147 million from our counterparties.
Impact on Earnings and Other Comprehensive Income—The following table summarizes the pre-tax effect of derivative and non-derivative instruments recorded in Accumulated other comprehensive loss (“AOCI”), the gains (losses) reclassified from AOCI to earnings and additional gains (losses) recognized directly in earnings:

	Effects of Financial Instruments
	Three Months Ended March 31,
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI to Income		Gain (Loss) Recognized in Income		Income Statement
Millions of dollars	2020	2019	2020	2019	2020	2019	Classification
Derivatives designated as hedges:
Commodities	$—	$(50)	$—	$(5)	$—	$—	Sales and other operating revenues
Commodities	—	46	—	4	—	—	Cost of sales
Foreign currency	164	70	(53)	(39)	16	17	Other income, net; Interest expense
Interest rates	(535)	(74)	—	(4)	96	(34)	Interest expense
Derivatives not designated as hedges:
Commodities	—	—	—	—	(9)	2	Sales and other operating revenues
Commodities	—	—	—	—	(3)	3	Cost of sales
Foreign currency	—	—	—	—	(4)	19	Other income, net
Non-derivatives designated as hedges:
Long-term debt	22	16	—	—	—	—	Other income, net
Total	$(349)	$8	$(53)	$(44)	$96	$7
The derivative amounts excluded from the assessment of effectiveness for foreign currency contracts designated as net investment hedges recognized in other comprehensive income for the three months ended March 31, 2020 and 2019 were gains of less than $1 million and $2 million, respectively.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The derivative amounts excluded from effectiveness testing for foreign currency contracts designated as net investment hedges recognized in interest expense for the three months ended March 31, 2020 and 2019 were gains of $4 million and $5 million, respectively.
The pre-tax effect of the periodic receipt of fixed interest and payment of variable interest associated with our fixed-for-floating interest rate swaps resulted in a $2 million decrease in interest expense during the three months ended March 31, 2020 and $3 million increase in interest expense during the three months ended March 31, 2019.
Investments in Available-for-Sale Debt Securities—The following table summarizes the amortized cost, gross unrealized gains and losses, and fair value of our outstanding available-for-sale debt securities:

Millions of dollars	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale debt securities:
Bonds at March 31, 2020	$159	$1	$(3)	$157
Bonds at December 31, 2019	162	—	—	162
No allowance for credit losses related to our available-for-sale debt securities was recorded for the three months ended March 31, 2020 and for the year ended December 31, 2019.
As of March 31, 2020, bonds classified as available-for-sale debt securities had maturities between 10 months and 42 months.
The proceeds from maturities of our available-for-sale-debt securities during the three months ended March 31, 2020 and 2019 are summarized in the following table:

	Three Months Ended March 31,
Millions of dollars	2020	2019
Proceeds from maturities of available-for-sale debt securities	$—	$308
No proceeds were received and no gain or loss was realized in connection with the sales of our available-for-sale debt securities during the three months ended March 31, 2020 and 2019.
We had no available-for-sale debt securities which were in a continuous unrealized loss position for less than or greater than twelve months as of March 31, 2020 and December 31, 2019.

Investments in Equity Securities—Our equity securities primarily consist of limited partnership investments. At March 31, 2020 and December 31, 2019, we had investments in equity securities with a notional amount of $43 million and $34 million, respectively, and a fair value of $43 million and $34 million, respectively. These investments may be redeemed on a weekly basis.
We received proceeds of $1 million and $162 million related to the sale of our investments in equity securities during the three months ended March 31, 2020 and 2019, respectively.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table summarizes the portion of unrealized gains and losses for the equity securities that are outstanding as of March 31, 2020 and 2019:

	Three Months Ended March 31,
Millions of dollars	2020	2019
Net gains recognized during the period	$—	$7
Less: Net gains recognized during the period on securities sold	—	1
Unrealized gains recognized during the period	$—	$6

8. Income Taxes
Our effective income tax rate for the three months ended March 31, 2020 was 34.4% compared with 19.9% for the three months ended March 31, 2019. Our effective income tax rate fluctuates based on, among other factors, changes in pretax income in countries with varying statutory tax rates, changes in valuation allowances, changes in foreign exchange gains/losses, the amount of exempt income, changes in unrecognized tax benefits associated with uncertain tax positions, and changes in tax laws.
On March 27, 2020, the U.S. enacted the Coronavirus Aid, Relief, and Economic Security Act, also known as the “CARES Act”. As a result of the CARES Act, we remeasured our U.S. deferred tax liabilities resulting in an increase to our effective tax rate for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. This increase was partially offset by the increased relative impact of exempt income due to decreased pretax income.
We are continuing to analyze the impact of the CARES Act; however, we anticipate an overall favorable income tax impact on our Consolidated Financial Statements during the remainder of 2020.

9. Commitments and Contingencies
Commitments—We have various purchase commitments for materials, supplies and services incidental to the ordinary conduct of business, generally for quantities required for our businesses and at prevailing market prices. These commitments are designed to assure sources of supply and are not expected to be in excess of normal requirements. As of March 31, 2020, we had capital expenditure commitments, which we incurred in our normal course of business, including commitments of approximately $783 million related to building our new PO/TBA plant in Houston, Texas.
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
Environmental Remediation—Our accrued liability for future environmental remediation costs at current and former plant sites and other remediation sites totaled $130 million and $132 million as of March 31, 2020 and December 31, 2019, respectively. At March 31, 2020, the accrued liabilities for individual sites range from less than $1 million to $15 million. The remediation expenditures are expected to occur over a number of years, and not concentrated in any single year. In our opinion, it is reasonably possible that losses in excess of the liabilities recorded may have been incurred. However, we cannot estimate any amount or range of such possible additional losses. New information about sites, new technology or future developments such as involvement in investigations by regulatory agencies, could require us to reassess our potential exposure related to environmental matters.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Indemnification—We are parties to various indemnification arrangements, including arrangements entered into in connection with acquisitions, divestitures and the formation and dissolution of joint ventures. Pursuant to these arrangements, we provide indemnification to and/or receive indemnification from other parties in connection with liabilities that may arise in connection with the transactions and in connection with activities prior to completion of the transactions. These indemnification arrangements typically include provisions pertaining to third party claims relating to environmental and tax matters and various types of litigation. As of March 31, 2020, we had not accrued any significant amounts for our indemnification obligations, and we are not aware of other circumstances that would likely lead to significant future indemnification obligations. We cannot determine with certainty the potential amount of future payments under the indemnification arrangements until events arise that would trigger a liability under the arrangements.
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
10. Shareholders’ Equity and Redeemable Non-controlling Interests
Shareholders’ Equity
Dividend Distributions—In March 2020, we paid a cash dividend of $1.05 per share for an aggregate of $351 million to shareholders of record on March 2, 2020.

Share Repurchase Authorization—In September 2019, our shareholders approved a proposal to authorize us to repurchase up to 33.3 million ordinary shares, through March 12, 2021 (“September 2019 Share Repurchase Authorization”), which superseded any prior repurchase authorizations. The timing and amount of these repurchases, which are determined based on our evaluation of market conditions and other factors, may be executed from time to time through open market or privately negotiated transactions. The repurchased shares, which are recorded at cost, are classified as Treasury stock and may be retired or used for general corporate purposes, including for various employee benefit and compensation plans.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table summarizes our share repurchase activity for the periods presented:

Millions of dollars, except shares and per share amounts	Shares Repurchased	Average Purchase Price	Total Purchase Price, Including Commissions and Fees
For three months ended March 31, 2020:
September 2019 Share Repurchase Authorization	50,685	$78.93	$4

For three months ended March 31, 2019:
June 2018 Share Repurchase Authorization	5,648,900	$86.38	$488
Due to the timing of settlements, total cash paid for share repurchases for the three months ended March 31, 2020 and 2019 was $4 million and $512 million, respectively.
Ordinary Shares—The changes in the outstanding amounts of ordinary shares are as follows:

	Three Months Ended March 31,
	2020	2019
Ordinary shares outstanding:
Beginning balance	333,476,883	375,696,661
Share-based compensation	196,037	235,550
Employee stock purchase plan	81,215	42,792
Purchase of ordinary shares	(50,685)	(5,648,900)
Ending balance	333,703,450	370,326,103

Treasury Shares—The changes in the amounts of treasury shares held by the Company are as follows:

	Three Months Ended March 31,
	2020	2019
Ordinary shares held as treasury shares:
Beginning balance	6,568,745	24,513,619
Share-based compensation	(196,037)	(235,550)
Employee stock purchase plan	(81,215)	(42,792)
Purchase of ordinary shares	50,685	5,648,900
Ending balance	6,342,178	29,884,177

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Accumulated Other Comprehensive Income (Loss)—The components of, and after-tax changes in, Accumulated other comprehensive loss as of and for the three months ended March 31, 2020 and 2019 are presented in the following tables:

Millions of dollars	Financial Derivatives	Unrealized Gains on Available -for-Sale Debt Securities	Defined Benefit Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustments	Total
Balance – January 1, 2020	$(200)	$—	$(711)	$(873)	$(1,784)
Other comprehensive loss before reclassifications	(388)	(3)	—	(195)	(586)
Tax (expense) benefit before reclassifications	88	1	—	(4)	85
Amounts reclassified from accumulated other comprehensive loss	(53)	—	14	—	(39)
Tax (expense) benefit	15	—	(4)	—	11
Net other comprehensive income (loss)	(338)	(2)	10	(199)	(529)
Balance – March 31, 2020	$(538)	$(2)	$(701)	$(1,072)	$(2,313)

Millions of dollars	Financial Derivatives	Defined Benefit Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustments	Total
Balance – January 1, 2019	$(68)	$(442)	$(853)	$(1,363)
Other comprehensive loss before reclassifications	(19)	—	(7)	(26)
Tax (expense) benefit before reclassifications	4	—	(3)	1
Amounts reclassified from accumulated other comprehensive loss	(45)	7	—	(38)
Tax (expense) benefit	10	(2)	—	8
Net other comprehensive income (loss)	(50)	5	(10)	(55)
Balance – March 31, 2019	$(118)	$(437)	$(863)	$(1,418)

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The amounts reclassified out of each component of Accumulated other comprehensive loss are as follows:

	Three Months Ended March 31,		Affected Line Item on the Consolidated Statements of Income
Millions of dollars	2020	2019
Reclassification adjustments for:
Financial derivatives:
Foreign currency	$(53)	$(39)	Other income, net
Commodities	—	(6)	Sales and other operating revenue
Commodities	—	4	Cost of sales
Interest rates	—	(4)	Interest expense
Income tax benefit	(15)	(10)	Provision for income taxes
Financial derivatives, net of tax	(38)	(35)
Amortization of defined pension items:
Prior service cost	1	—	Other income, net
Actuarial loss	13	7	Other income, net
Income tax expense	4	2	Provision for income taxes
Defined pension items, net of tax	10	5
Total reclassifications, before tax	(39)	(38)
Income tax benefit	(11)	(8)	Provision for income taxes
Total reclassifications, after tax	$(28)	$(30)	Amount included in net income
Non-controlling Interest—In February 2019, we increased our interest in our subsidiary La Porte Methanol Company, L.P., from 85% to 100%, for cash consideration of $63 million.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Redeemable Non-controlling Interests
Our redeemable non-controlling interests relate to shares of cumulative perpetual special stock (“redeemable non-controlling interest stock”) issued by our consolidated subsidiary, formerly known as A. Schulman. As of March 31, 2020 and December 31, 2019, we had 115,374 shares of redeemable non-controlling interest stock outstanding.
In February 2020, we paid a cash dividend of $15.00 per share to our redeemable non-controlling interest shareholders of record as of January 15, 2020. These dividends totaled $2 million for both the three months ended March 31, 2020 and 2019, respectively.
11. Per Share Data
Basic earnings per share are based upon the weighted average number of shares of common stock outstanding during the periods. Diluted earnings per share includes the effect of certain stock option awards and other equity-based compensation awards. We have unvested restricted stock units that are considered participating securities for earnings per share.
Earnings per share data and dividends declared per share of common stock are as follows:

	Three Months Ended March 31,
	2020		2019
Millions of dollars	Continuing Operations	Discontinued Operations	Continuing Operations	Discontinued Operations
Net income	$143	$1	$817	$—
Dividends on redeemable non-controlling interest stock	(2)	—	(2)	—
Net income attributable to participating securities	—	—	(1)	—
Net income attributable to ordinary shareholders – basic and diluted	$141	$1	$814	$—

Millions of shares, except per share amounts
Basic weighted average common stock outstanding	334	334	372	372
Effect of dilutive securities	—	—	—	—
Potential dilutive shares	334	334	372	372

Earnings per share:
Basic	$0.42	$—	$2.19	$—
Diluted	$0.42	$—	$2.19	$—

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

12. Segment and Related Information
Our operations are managed by senior executives who report to our Chief Executive Officer, the chief operating decision maker. Discrete financial information is available for each of the segments, and our Chief Executive Officer uses the operating results of each of the operating segments for performance evaluation and resource allocation. The activities of each of our segments from which they earn revenues and incur expenses are described below:
•Olefins and Polyolefins—Americas (“O&P—Americas”). Our O&P—Americas segment produces and markets olefins and co-products, polyethylene and polypropylene.
•Olefins and Polyolefins—Europe, Asia, International (“O&P—EAI”). Our O&P—EAI segment produces and markets olefins and co-products, polyethylene, and polypropylene.
•Intermediates and Derivatives (“I&D”). Our I&D segment produces and markets propylene oxide and its derivatives, oxyfuels and related products, and intermediate chemicals such as styrene monomer, acetyls, ethylene oxide and ethylene glycol.
•Advanced Polymer Solutions (“APS”). Our APS segment produces and markets compounding and solutions, such as polypropylene compounds, engineered plastics, masterbatches, engineered composites, colors and powders, and advanced polymers, which includes Catalloy and polybutene-1.
•Refining. Our Refining segment refines heavy, high-sulfur crude oil and other crude oils of varied types and sources available on the U.S. Gulf Coast into refined products, including gasoline and distillates.
•Technology. Our Technology segment develops and licenses chemical and polyolefin process technologies and manufactures and sells polyolefin catalysts.
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
Summarized financial information concerning reportable segments is shown in the following tables for the periods presented:

	Three Months Ended March 31, 2020
Millions of dollars	O&P– Americas	O&P– EAI	I&D	APS	Refining	Technology	Other	Total
Sales and other operating revenues:
Customers	$1,173	$2,064	$1,732	$1,093	$1,336	$96	$—	$7,494
Intersegment	619	160	38	3	112	26	(958)	—
	1,792	2,224	1,770	1,096	1,448	122	(958)	7,494
Income (loss) from equity investments	2	(3)	2	(1)	—	—	—	—
EBITDA	366	189	203	113	(272)	56	(9)	646

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Three Months Ended March 31, 2019
Millions of dollars	O&P– Americas	O&P– EAI	I&D	APS	Refining	Technology	Other	Total
Sales and other operating revenues:
Customers	$1,393	$2,343	$1,852	$1,338	$1,743	$109	$—	$8,778
Intersegment	718	192	42	1	139	32	(1,124)	—
	2,111	2,535	1,894	1,339	1,882	141	(1,124)	8,778
Income from equity investments	11	51	2	—	—	—	—	64
EBITDA	516	296	390	148	(15)	83	10	1,428
Operating results for our O&P–Americas segment include charges of $111 million in the first quarter of 2020, primarily related to LCM inventory valuation charges driven primarily by declines in the prices of heavy liquids and ethylene. Our O&P–EAI segment results for the first quarter of 2020 were negatively impacted by a $36 million LCM inventory valuation charge largely due to a decline in the price of naphtha. Operating results for our I&D segment in the first quarter of 2020 reflect a $78 million LCM charge driven by declines in the prices of various gasoline blending components and butane. Our APS segment results for the first quarter of 2020 were negatively impacted by a $2 million LCM charge mainly due to a decline in the price of polymers. In our Refining segment, operating results were reduced by a $192 million LCM inventory charge in the first quarter of 2020, primarily driven by a decline in the prices of crude oil and refined products.
Our APS segment results for the first quarters of 2020 and 2019 included $14 million and $16 million of integration costs associated with our 2018 acquisition of A. Schulman, respectively.
A reconciliation of EBITDA to Income from continuing operations before income taxes is shown in the following table for each of the periods presented:

	Three Months Ended March 31,
Millions of dollars	2020	2019
EBITDA:
Total segment EBITDA	$655	$1,418
Other EBITDA	(9)	10
Less:
Depreciation and amortization expense	(342)	(322)
Interest expense	(89)	(92)
Add:
Interest income	3	6
Income from continuing operations before income taxes	$218	$1,020

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
OVERVIEW
Results were lower in the first quarter of 2020 relative to the first quarter 2019, primarily reflecting lower margins in several segments as the global economy experienced disruptions during the quarter. Events surrounding the ongoing novel strain of coronavirus, causing a pandemic referred to as COVID-19, and the significant drop in the price of oil continue to evolve and impact global markets for our products. As of March 31, 2020, all of our major global manufacturing sites were operational, and demand for products used in packaging and medical applications remained robust. In response to lower demand for certain products, the Company has temporarily idled production at several small plants in the Advanced Polymer Solutions segment serving automotive end markets and reduced production rates at other plants. Lower oil prices and reduced demand for transportation fuels are affecting both volumes and margins for our Refining and Intermediates and Derivatives segments.
The Company has developed strategies and is implementing measures to respond to a variety of economic scenarios. To reduce operational and financial risk, the Company is postponing selected growth projects and planned maintenance, including slowing construction activities on our PO/TBA plant in Houston, Texas. We currently expect that these actions will reduce 2020 capital expenditures to $1.9 billion, including investments in our U.S. and European PO joint ventures, which represents a 20% decrease compared to our budget as of December 31, 2019.
During the first quarter of 2020, we recognized a lower of cost or market (“LCM”) inventory valuation charge of $419 million. This charge is related to the recent decline in pricing for many of our raw material and finished goods inventories largely driven by the current economic conditions. Further sustained price declines in our finished goods and raw materials could result in future LCM inventory valuation charges during the remainder of 2020. The extent to which further charges may occur is dependent on the pool-specific product prices and composition within each individual dollar value LIFO pool at the balance sheet date. However, if pricing trends reverse, some or all of these charges could be reversed in future quarterly interim periods during 2020.
We assessed accounting matters that generally require consideration of forecasted financial information based on the information reasonably available to us and the uncertain future impacts of COVID-19 and volatility in commodity prices. Accounting matters assessed included, but were not limited to, the carrying value of our goodwill and other long-lived assets, inventory, valuation allowances for tax assets and expected credit losses. Other than the inventory valuation charges noted above, there were no other impacts to our consolidated financial statements for the first quarter of 2020 resulting from our assessments. We will continue to assess the potential financial statement impacts of COVID-19 and commodity price volatility throughout the duration of the pandemic in accordance with our corporate accounting policies.
The extent of the impact of the pandemic and the drop in the oil price on our operational and financial performance will depend on future developments which are uncertain and cannot be predicted. An extended period of economic disruption could have a material adverse impact on our business, results of operations, access to sources of liquidity and financial condition. While it is too early to predict the magnitude and duration of the downturn, we believe we are well-positioned to face this volatile environment and prepare the company for an eventual recovery of the economy. We believe that our current available liquidity and cash from operating activities provide us with sufficient financial resources to meet our anticipated capital requirements and obligations as they come due.
We remain committed to the health and safety of our employees, contractors and communities and are following governmental policies and recommendations related to the virus. Our manufacturing operations have been designated as an essential industry to support society’s needs during the pandemic in the majority of the regions in which we operate.

Significant items that affected our results during the first quarter of 2020 relative to the first quarter of 2019 include:
•Lower O&P–Americas results due to a decline in polyolefins margins while olefins margins improved;
•O&P–EAI results benefited from improved olefin volumes and margins, which was more than offset by lower equity income and polyolefin results;
•I&D segment results declined due to margin decreases primarily driven by intermediate chemicals; and
•Lower Refining segment results due to a decline in refining margins and volumes.
Other noteworthy items since the beginning of the year include the following:
•Launched production at our U.S. Gulf Coast high-density polyethylene plant using LyondellBasell's next-generation Hyperzone technology;
•Expanding our presence in China with definitive agreements for an integrated olefins and polyolefins joint venture with Liaoning Bora Enterprise Group using our polyolefin technologies;
•In April 2020, issued $2,000 million of guaranteed senior notes. Net proceeds from the sale of the notes totaled $1,974 million; and
•In April 2020, we repaid $500 million outstanding under our Senior Revolving Credit Facility and $500 million outstanding under our U.S. Receivables Facility.
Results of operations for the periods discussed are presented in the table below:

	Three Months Ended March 31,
Millions of dollars	2020	2019
Sales and other operating revenues	$7,494	$8,778
Cost of sales	6,868	7,446
Selling, general and administrative expenses	295	287
Research and development expenses	27	28
Operating income	304	1,017
Interest expense	(89)	(92)
Interest income	3	6
Other income, net	—	25
Income from equity investments	—	64
Provision for income taxes	75	203
Income from continuing operations	143	817
Income from discontinued operations, net of tax	1	—
Net income	$144	$817

RESULTS OF OPERATIONS
Revenues—Revenues decreased by $1,284 million, or 15%, in the first quarter of 2020 compared to the first quarter of 2019. Average sales prices in the first quarter of 2020 were lower for most of our products as sales prices generally correlate with crude oil prices, which decreased relative to the corresponding period in 2019. These lower prices led to a 14% decrease in revenue in the first quarter of 2020. Unfavorable foreign exchange impacts also resulted in a revenue decrease of 1% in the first quarter of 2020. Sales volumes were relatively unchanged in first quarter of 2020 compared to the first quarter of 2019.
Cost of Sales—Cost of sales decreased by $578 million, or 8%, in the first quarter of 2020 compared to the first quarter of 2019 primarily related to lower feedstock and energy costs. Cost of sales in first quarter of 2020 includes LCM inventory valuation charges totaling $419 million in our Refining, O&P–Americas, I&D, O&P–EAI and APS segments.
Operating Income—Operating income decreased by $713 million, or 70%, in the first quarter of 2020 compared to the first quarter of 2019. Operating income for the first quarter of 2020 includes the impact of the $419 million LCM inventory valuation charges in our Refining, O&P–Americas, I&D, O&P–EAI and APS segments. Operating income for our Refining, I&D, O&P–Americas, O&P–EAI, APS and Technology segments declined by $255 million, $183 million, $146 million, $51 million, $49 million, and $26 million, respectively, relative to the first quarter of 2019.
Income from Equity Investments—Income from our equity investments declined by $64 million, or 100% in the first quarter of 2020 compared to the first quarter of 2019. The decline was largely as a result of lower sales prices and reduced polyolefin spreads for our joint ventures in our O&P–EAI and O&P–Americas segments.
Results for each of our business segments are discussed further in the “Segment Analysis” section below.
Income Taxes—Our effective income tax rate for the first quarter of 2020 was 34.4% compared with 19.9% for the first quarter of 2019.

Our effective income tax rate fluctuates based on, among other factors, changes in pretax income in countries with varying statutory tax rates, changes in valuation allowances, changes in foreign exchange gains/losses, the amount of exempt income, changes in unrecognized tax benefits associated with uncertain tax positions and changes in tax laws.

On March 27, 2020, the U.S. enacted the Coronavirus Aid, Relief, and Economic Security Act, also known as the “CARES Act”. Compared with the three months ended March 31, 2019, the higher effective tax rate for the three months ended March 31, 2020 was primarily attributable to the remeasurement of U.S. deferred tax liabilities due to the enactment of the CARES Act (25.3%) partially offset by the increased relative impact of exempt income due to decreased pre-tax earnings (-5.3%).

We monitor tax law changes and the potential impact to our results of operations. We are continuing to analyze the impact of the CARES Act, but we anticipate favorable income tax impacts on our Consolidated Financial Statements.

Our exempt income primarily includes interest income, export incentives, and equity earnings of joint ventures. Interest income earned by certain of our European subsidiaries through intercompany financings is taxed at rates substantially lower than the U.S. statutory rate. Export incentives relate to tax benefits derived from elections and structures available for U.S. exports. Equity earnings attributable to the earnings of our joint ventures, when paid through dividends to certain European subsidiaries, are exempt from all or portions of normal statutory income tax rates. We currently anticipate the favorable treatment for interest income, dividends, and export incentives to continue in the near term; however, this treatment is based on current law and tax rulings, which could change. We believe our effective income tax rate for 2020 will be in the mid-teens.

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

Comprehensive Income
Comprehensive income decreased by $1,147 million in the first quarter of 2020 compared to the first quarter of 2019, primarily due to lower net income, net unfavorable impacts of financial derivative instruments primarily driven by periodic changes in benchmark interest rates and the net unfavorable impact of unrealized changes in foreign currency translation adjustments.
The predominant functional currency for our operations outside of the U.S. is the euro. Relative to the U.S. dollar, the value of the euro decreased during the first quarter of 2020 resulting in net losses as reflected in the Consolidated Statements of Comprehensive Income. The net losses attributable to unrealized changes in foreign currency translation impacts include pre-tax gains of $39 million in the first quarter of 2020, which represent the effective portion of our net investment hedges.
In the first quarter of 2020, the cumulative after-tax effects of our derivatives designated as cash flow hedges were net losses of $338 million. Pre-tax losses of $535 million related to forward-starting interest rate swaps, which were driven by the significant decline in benchmark interest rates in the first quarter of 2020, primarily due to changes in the economy impacting late in the quarter. The strengthening of the U.S. dollar against the euro in the first quarter of 2020 and periodic changes in benchmark interest rates resulted in pre-tax gains of $147 million, related to our cross-currency swaps. The remaining changes pertain to pre-tax losses of $53 million related to our cross-currency swaps were reclassified to Other income, net in the first quarter of 2020.

Segment Analysis
We use earnings before interest, income taxes, and depreciation and amortization (“EBITDA”) as our measure of profitability for segment reporting purposes. This measure of segment operating results is used by our chief operating decision maker to assess the performance of and allocate resources to our operating segments. Intersegment eliminations and items that are not directly related or allocated to business operations, such as foreign exchange gains or losses and components of pension and other postretirement benefits other than service costs are included in “Other.” For additional information related to our operating segments, as well as a reconciliation of EBITDA to its nearest GAAP measure, Income from continuing operations before income taxes, see Note 12 to our Consolidated Financial Statements.
Revenues and the components of EBITDA for the periods presented are reflected in the table below:

	Three Months Ended March 31,
Millions of dollars	2020	2019
Sales and other operating revenues:
O&P–Americas segment	$1,792	$2,111
O&P–EAI segment	2,224	2,535
I&D segment	1,770	1,894
APS segment	1,096	1,339
Refining segment	1,448	1,882
Technology segment	122	141
Other, including intersegment eliminations	(958)	(1,124)
Total	$7,494	$8,778
Operating income (loss):
O&P–Americas segment	$238	$384
O&P–EAI segment	135	186
I&D segment	131	314
APS segment	70	119
Refining segment	(314)	(59)
Technology segment	47	73
Other, including intersegment eliminations	(3)	—
Total	$304	$1,017
Depreciation and amortization:
O&P–Americas segment	$124	$115
O&P–EAI segment	53	53
I&D segment	70	72
APS segment	44	29
Refining segment	42	43
Technology segment	9	10
Total	$342	$322

	Three Months Ended March 31,
Millions of dollars	2020	2019
Income (loss) from equity investments:
O&P–Americas segment	$2	$11
O&P–EAI segment	(3)	51
I&D segment	2	2
APS segment	(1)	—
Total	$—	$64
Other income (loss), net:
O&P–Americas segment	$2	$6
O&P–EAI segment	4	6
I&D segment	—	2
Refining segment	—	1
Other, including intersegment eliminations	(6)	10
Total	$—	$25
EBITDA:
O&P–Americas segment	$366	$516
O&P–EAI segment	189	296
I&D segment	203	390
APS segment	113	148
Refining segment	(272)	(15)
Technology segment	56	83
Other, including intersegment eliminations	(9)	10
Total	$646	$1,428

Olefins and Polyolefins–Americas Segment
Overview—EBITDA declined the first quarter of 2020 relative to the first quarter of 2019 due to lower polyolefin results, partially offset by improved olefin results. Results were further decreased due to a lower of cost or market inventory charge.
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
In recent years, strong supplies from the U.S. shale gas/oil boom resulted in ethane being a preferred feedstock in our U.S. plants in 2020. However, based on current economic conditions, we continue to assess other feedstocks to maximize profitability. In the first quarters of 2020 and 2019, we produced approximately 81% and 83%, respectively, of our ethylene from ethane.

The following table sets forth selected financial information for the O&P–Americas segment including Income from equity investments, which is a component of EBITDA:

	Three Months Ended March 31,
Millions of dollars	2020	2019
Sales and other operating revenues	$1,792	$2,111
Income from equity investments	2	11
EBITDA	366	516
Revenues—Revenues for our O&P–Americas segment decreased by $319 million, or 15%, in the first quarter of 2020 compared to the first quarter of 2019. Average olefins and polyethylene sales prices were lower in the first quarter of 2020 compared to the first quarter of 2019 due to increased market supply stemming from new industry capacity additions and, to a lesser extent, a lower oil price environment. Polypropylene sales prices decreased with declining commodity prices. These lower sales prices were responsible for a revenue decrease of 19% in the first quarter of 2020. Higher sales volumes, driven mainly by higher polyethylene export demands, led to a revenue increase of 4% in the first quarter of 2020.
EBITDA—EBITDA decreased by $150 million, or 29%, in the first quarter of 2020 compared to the first quarter of 2019. Polyethylene results declined resulting in a 17% decrease in EBITDA driven by a $185 per ton reduction in price spreads over ethylene as a result of increased market supply. Polypropylene results decreased 6% largely due to a $105 per ton reduction in price spreads over propylene also driven by increased market supply. An offsetting increase in olefin results increased EBITDA by 16% as ethylene margins increased by approximately $70 per ton primarily due to lower feedstock costs partially offset by a lower ethylene price. Prices for heavy liquids and ethylene have declined since December 31, 2019. These declines resulted in the recognition of LCM inventory charges of $111 million during the first quarter of 2020 reducing EBITDA by 22% compared to the first quarter of 2019.
Olefins and Polyolefins–Europe, Asia, International Segment
Overview—EBITDA for the first quarter of 2020 decreased compared to the first quarter of 2019 mainly as a result of lower polyolefin results and lower income from equity investments, partially offset by higher olefin results. Results were further decreased due to a lower of cost or market inventory charge. Further, as a result of COVID-19, we have deferred planned maintenance which was planned for 2020.
The following table sets forth selected financial information for the O&P–EAI segment including Income (loss) from equity investments, which is a component of EBITDA:

	Three Months Ended March 31,
Millions of dollars	2020	2019
Sales and other operating revenues	$2,224	$2,535
Income (loss) from equity investments	(3)	51
EBITDA	189	296
Revenues—Revenues decreased by $311 million, or 12%, in the first quarter of 2020 compared to the first quarter of 2019. Average sales prices in the first quarter of 2020 were lower across most products as sales prices generally correlate with crude oil prices, which on average, decreased compared to the first quarter of 2019. These lower average sales prices were responsible for revenue decreases of 10%. Foreign exchange impacts, on average, were unfavorable and led to a revenue decrease of 2% in the first quarter of 2020.

EBITDA—EBITDA in the first quarter of 2020 decreased by $107 million, or 36%, compared to the first quarter of 2019. Decreased polypropylene results led to a 11% decrease in EBITDA largely due to a decline in margins attributed to lower price spreads over propylene of $63 per ton. A decline in polyethylene results decreased EBITDA by 9% as price spreads over ethylene decreased $48 per ton. Joint venture equity income decreased largely due to reduced polyolefin spreads resulting in a 19% decrease in EBITDA. These decreases were partially offset by higher olefins results which led to a 16% increase of EBITDA. This increase was primarily due to increased volumes driven by improved reliability. Unfavorable foreign exchange impacts reduced EBITDA by approximately 1%. Results of our O&P–EAI segment were further reduced by $36 million, or 12%, due to an LCM inventory charge resulting from a decline in the price of naphtha since December 31, 2019.
Intermediates and Derivatives Segment
Overview—EBITDA for our I&D segment was lower in the first quarter of 2020 compared to the first quarter of 2019, largely driven by margin decreases primarily in our intermediate chemicals business. Results were further decreased due to a lower of cost or market inventory charge. Further, as a result of COVID-19, we have deferred planned maintenance which was planned for the third and fourth quarters of 2020.
The following table sets forth selected financial information for the I&D segment including Income from equity investments, which is a component of EBITDA:

	Three Months Ended March 31,
Millions of dollars	2020	2019
Sales and other operating revenues	$1,770	$1,894
Income from equity investments	2	2
EBITDA	203	390
Revenues—Revenues decreased by $124 million, or 7%, in the first quarter of 2020 compared to the first quarter of 2019. Lower average sales prices in the first quarter of 2020 for most products, which reflect the impacts of lower feedstock and energy costs, were responsible for a revenue decrease of 11%. Higher sales volumes resulted in a 5% increase in revenues in the first quarter of 2020. Foreign exchange impacts, on average, were unfavorable and led to a revenue decrease of 1%.
EBITDA—EBITDA decreased $187 million, or 48%, in the first quarter of 2020 compared to the first quarter of 2019. Decreased intermediate chemicals results led to an EBITDA decrease of 26%. This decrease was a result of lower margins across most businesses, in particular styrene, as demand weakened in 2020. Lower propylene oxide and derivatives results decreased EBITDA by 5% largely due to lower derivative margins as market supply increased. These declines in EBITDA were partially offset by a 5% increase in EBITDA in oxyfuels and related products results driven equally by increased volumes and margins. Results of our I&D segment were further reduced by $78 million, or 20%, due to an LCM inventory charge resulting from a decline in the price of various gasoline blending components and butane since December 31, 2019.
Advanced Polymer Solutions Segment
Overview—EBITDA for our APS segment decreased in the first quarter of 2020 compared to the first quarter of 2019, primarily due to lower compounding and solutions volumes.
The following table sets forth selected financial information for the APS segment including Income (loss) from equity investments, which is a component of EBITDA:

	Three Months Ended March 31,
Millions of dollars	2020	2019
Sales and other operating revenues	$1,096	$1,339
Income (loss) from equity investments	(1)	—
EBITDA	113	148

Revenues—Revenues decreased by $243 million, or 18%, in the first quarter of 2020 compared to the first quarter of 2019. Sales volumes declined in the first quarter of 2020 stemming from lower market demand for compounding and solutions, including lower automotive and roofing demand, which led to a 12% decrease in revenue in 2020. Lower average sales prices resulted in a 3% decrease in revenue while unfavorable foreign exchange impacts resulted in a 3% decrease in revenue.
EBITDA—EBITDA decreased $35 million, or 24%, in the first quarter of 2020 compared to the first quarter of 2019. This decrease was largely driven by decreased compounding and solutions results which resulted in a 20% decrease of EBITDA. The decrease was largely due to lower volumes driven by reduced automotive demand as a result of economic conditions caused by COVID-19. Unfavorable foreign exchange impacts also reduced EBITDA by an additional 2% in the first quarter of 2020. Integration costs related to the acquisition of A. Schulman were relatively unchanged in the first quarter 2020 versus the first quarter 2019.
Refining Segment
Overview—EBITDA for our Refining segment decreased due to a lower of cost or market inventory charge, lower conversion rates caused by an outage at our fluid catalytic cracking unit and lower heavy crude oil processing rates compared to 2019.
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

	Three Months Ended March 31,
Millions of dollars	2020	2019
Sales and other operating revenues	$1,448	$1,882
EBITDA	(272)	(15)

Thousands of barrels per day
Heavy crude oil processing rates	226	259

Market margins, dollars per barrel
Light crude oil – 2-1-1	$10.09	$9.92
Light crude – Maya differential	7.12	3.63
Total Maya 2-1-1	$17.21	$13.55
Revenues—Revenues decreased by $434 million, or 23%, in the first quarter of 2020 compared to the first quarter of 2019. Lower product prices led to a revenue decrease of 20% relative to the first quarter of 2019, due to an average crude oil price decrease of approximately $15 per barrel in the first quarter of 2020 compared to the first quarter of 2019. In addition, rates on conversion units were lower due to an unplanned outage at our fluid catalytic cracking unit, as well as crude selection and the optimization of refinery operations. Heavy crude oil processing rates decreased during the first quarter of 2020, leading to a decrease in overall sales volumes of 3%.
EBITDA—EBITDA decreased by $257 million, or over 100%, in the first quarter of 2020 compared to the first quarter of 2019. Results of our Refining segment were reduced by $192 million, due to an LCM inventory charge resulting from a decline in the prices of crude oil and refined products since December 31, 2019. Margins decreased by 333% primarily due to unplanned outages at our fluid catalytic cracking unit, which restricted the yield of higher-margin refined products, partially offset by a 27% increase in the Maya 2-1-1 market margin, driven primarily by a favorable light-to-heavy differential relative to 2019. Lower heavy crude oil processing rates resulted in a 93% decrease in EBITDA relative to the first quarter of 2019.

Technology Segment
Overview—EBITDA for our Technology segment decreased in the first quarter of 2020 compared to the first quarter of 2019, primarily due to lower licensing revenues.
The following table sets forth selected financial information for the Technology segment:

	Three Months Ended March 31,
Millions of dollars	2020	2019
Sales and other operating revenues	$122	$141
EBITDA	56	83
Revenues—Revenues decreased by $19 million, or 13%, in the first quarter of 2020 compared to the first quarter of 2019. Lower licensing revenues resulted in a decrease of 14% in the first quarter of 2020 compared to the first quarter of 2019. Increases in average catalyst sales prices resulted in revenue increases of 4% in the first quarter of 2020. Lower catalyst sales volumes, driven by the timing of customer orders, resulted in a 1% decrease in revenue in the first quarter of 2020. Foreign exchange impacts that, on average, were unfavorable led to a revenue decrease of 2%.
EBITDA—EBITDA decreased by $27 million, or 33%, in the first quarter of 2020 compared to the first quarter of 2019. This decrease was primarily driven by lower licensing revenues as revenue was recognized on fewer licensing agreements during the first quarter of 2020 compared to the first quarter of 2019.

FINANCIAL CONDITION
Operating, investing and financing activities of continuing operations, which are discussed below, are presented in the following table:

	Three Months Ended March 31,
Millions of dollars	2020	2019
Source (use) of cash:
Operating activities	$542	$657
Investing activities	(663)	(178)
Financing activities	884	(521)
Operating Activities—Cash of $542 million generated by operating activities in the first quarter of 2020 reflected earnings adjusted for non-cash items, payments for employee bonuses, income taxes, and cash consumed by the main components of working capital—Accounts receivable, Inventories and Accounts payable.
In the first quarter of 2020, the main components of working capital consumed $110 million of cash driven primarily by a decrease in accounts payable partially offset by a decrease in inventories. The decrease in accounts payable was primarily due to lower feedstock prices in our O&P–EAI segment as well as a decrease in crude oil purchases in our Refining segment. The decrease in inventory was primarily driven by company-wide inventory reduction initiatives as well as higher sales volumes in our O&P–EAI segment compared to the fourth quarter 2019 and turnaround activities in our I&D segment.
Cash of $657 million generated by operating activities in the first quarter of 2019 reflected earnings adjusted for non-cash items, payments for employee bonuses, income taxes, interest and cash consumed by the main components of working capital—Accounts receivable, Inventories and Accounts payable.
In the first quarter of 2019, the main components of working capital consumed $104 million of cash. Higher Accounts receivable due to increased sales volume in our O&P–EAI segment were partially offset by an increase in Accounts payable as a result of higher volumes offset by lower feedstock and energy costs relative to the fourth quarter of 2018.
Investing Activities
Investments—We invest cash in investment-grade and other high-quality instruments that provide adequate flexibility to redeploy funds as needed to meet our cash flow requirements while maximizing yield.
We received proceeds of $308 million in the first quarter of 2019 upon the maturity of certain of our available-for-sale debt securities. Additionally, in the first quarters of 2020 and 2019 we received proceeds of $1 million and $162 million, respectively, on the sale of our investments in equity securities.

Capital Expenditures—The following table summarizes capital expenditures for the periods presented:

	Three Months Ended March 31,
Millions of dollars	2020	2019
Capital expenditures by segment:
O&P–Americas	$204	$276
O&P–EAI	42	64
I&D	353	179
APS	13	16
Refining	16	43
Technology	30	17
Other	2	4
Consolidated capital expenditures	$660	$599
In the first quarters of 2020 and 2019, our capital expenditures included construction related to our PO/TBA plant at our Houston, Texas facility, turnaround activities at several sites and other plant improvement projects. Additionally, in the first quarter of 2019, our capital expenditures included construction related to our Hyperzone polyethylene plant at our La Porte, Texas facility. The higher level of capital expenditures in the first quarter of 2020 relative to the same period in 2019 was primarily driven by an increase in our I&D segment largely due to the construction of our PO/TBA plant partially offset by a decrease in our O&P–Americas segment related to our Hyperzone polyethylene plant. To reduce operational and financial risk associated with the ongoing COVID-19 pandemic and the significant drop in the price of oil, we are postponing selected growth projects and planned maintenance, including slowing construction activities on our PO/TBA plant in Houston, Texas. We currently expect that these actions will reduce our 2020 capital expenditures by approximately 20% from our prior guidance of $2.4 billion to our current outlook of $1.9 billion, including investment in our U.S. and European PO joint ventures.
Financing Activities—In the first quarters of 2020 and 2019, we made payments of $4 million and $512 million to acquire approximately 0.1 million and 5.6 million, respectively, of our outstanding ordinary shares. We also made dividend payments totaling $351 million and $372 million in the first quarters of 2020 and 2019, respectively. For additional information related to our share repurchases and dividend payments, see Note 10 to the Consolidated Financial Statements.
In January 2020, we amended the terms of certain forward-starting interest rate swaps to extend their maturities. Concurrently with the amendment of the swaps, we posted collateral of $238 million related to the liability position held with our counterparties as of the amendment date. For additional information see Note 7 to the Consolidated Financial Statements.
In March 2020, we borrowed $500 million from our Senior Revolving Credit Facility and $500 million from our U.S. Receivables Facility to increase our liquidity.
In February 2019, LYB Americas Finance Company LLC, a wholly owned subsidiary of LyondellBasell Industries N.V., entered into a 364-day, $2,000 million senior unsecured term loan credit agreement and borrowed the entire amount. The proceeds of this term loan, which is fully and unconditionally guaranteed by LyondellBasell Industries N.V., were used for general corporate purposes and to redeem the remaining $1,000 million outstanding of our 5% Senior Notes due 2019 at par.
Through the issuance and repurchase of commercial paper instruments under our commercial paper program, we received net proceeds of $516 million in the first quarter of 2020 and made net repayments of $559 million in the first quarter of 2019.
Additional information related to commercial paper can be found in the Liquidity and Capital Resources section below and in Note 6 to the Consolidated Financial Statements.
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
As a result of COVID-19, we are taking actions to manage risk by reducing budgeted 2020 capital expenditures by $500 million, increasing liquidity by $2 billion through the issuance of senior notes in April 2020 and accelerating our focus on cost savings. We believe that our current liquidity availability and cash from operating activities provide us with sufficient financial resources to meet our anticipated capital requirements and obligations as they come due. We believe the current economic environment will not have an adverse effect on our ability to be in compliance with our debt covenants.
Cash and Liquid Investments
As of March 31, 2020, we had $1,795 million of unrestricted cash and cash equivalents as well as marketable securities classified as Short-term investments.
At March 31, 2020, we held $405 million of cash in jurisdictions outside of the U.S., principally in the United Kingdom and China. There are currently no legal or economic restrictions that would materially impede our transfers of cash.
Credit Arrangements
At March 31, 2020, we had total debt, including current maturities, of $13,655 million, and $193 million of outstanding letters of credit, bank guarantees and surety bonds issued under uncommitted credit facilities.
We had total unused availability under our credit facilities of $1,357 million at March 31, 2020, which included the following:
•$1,206 million under our $2,500 million Senior Revolving Credit Facility, which backs our $2,500 million commercial paper program. Availability under this facility is net of outstanding borrowings, outstanding letters of credit provided under the facility and notes issued under our commercial paper program. A small portion of our availability under this facility is impacted by changes in the euro/U.S. dollar exchange rate. At March 31, 2020, we had $778 million of outstanding commercial paper, net of discount, $500 million of outstanding borrowings and no outstanding letters of credit under the facility; and
•$151 million under our $900 million U.S. Receivables Facility. Availability under this facility is subject to a borrowing base of eligible receivables, which is reduced by outstanding borrowings and letters of credit, if any. At March 31, 2020, we had $500 million of outstanding borrowings and no letters of credit outstanding under this facility.
Our $2,500 million Senior Revolving Credit Facility contains customary covenants and warranties, including specified restrictions on indebtedness and liens. In addition, we are required to maintain a leverage ratio at the end of every fiscal quarter of 3.50 to 1.00, or less, for the period covering the most recent four quarters.
The U.S. Receivables Facility is subject to customary warranties and covenants, including limits and reserves and the maintenance of specified financial ratios. We are required to maintain a leverage ratio at the end of every fiscal quarter of 3.50 to 1.00, or less, for the period covering the most recent four quarters. Performance obligations under the facility are guaranteed by LyondellBasell Industries N.V.

In April 2020, we entered into amendments and related documents (collectively, the “Amendments”) to our (i) Senior Revolving Credit Facility, (ii)Term Loan due 2022, and (iii) U.S Receivables Facility (collectively, amended, the “Credit Agreements”). Among other things, the Amendments amended each Credit Agreement’s gross leverage ratio covenant of 3.50 to 1.0 to permit netting of unrestricted cash and cash equivalents in excess of $300 million (with certain restriction on non-US cash) and, in respect of the Senior Revolving Credit Facility and Term Loan due 2022, restrict certain dividends and other specified restricted payments.
In April 2020, LYB International Finance III, LLC (“LYB Finance III”), a wholly owned finance subsidiary of LyondellBasell Industries N.V. issued $500 million of 2.875% guaranteed notes due 2025 (the “2025 Notes”) at a discounted price of 99.911%, $500 million of 3.375% guaranteed notes due 2030 (the “2030 Notes”) at a discounted price of 99.813% and $1,000 million of 4.2% guaranteed notes due 2050 (the “2050 Notes”) at a discounted price of 99.373%. Net proceeds from the sale of the notes totaled $1,974 million.

We used the net proceeds from the sale of the notes for general corporate purposes, including to increase our liquidity and manage short-term debt maturities. We invested funds that were not immediately needed for these purposes in short-term investments, including marketable securities.

The 2025 Notes, 2030 Notes and 2050 Notes may be redeemed before the date that is one month, three months, or six months, respectively, prior to the scheduled maturity date at a redemption price equal to the greater of 100% of the principal amount of the notes redeemed and the sum of the present values of the remaining scheduled payments of principal and interest (discounted at the applicable treasury yield plus 40 basis points in the case of the 2025 Notes or 45 basis points in the case of the 2030 Notes and 2050 Notes) on the notes to be redeemed. The 2025 Notes, 2030 Notes and 2050 Notes may also be redeemed on or after the date that is one month, three months, or six months, respectively, prior to the scheduled maturity date of the notes at a redemption price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest. The notes are also redeemable upon certain tax events.
In April 2020, we repaid $500 million outstanding under our Senior Revolving Credit Facility and $500 million outstanding under our U.S. Receivables Facility.
We may repay or redeem our debt, including purchases of our outstanding bonds in the open market, using cash and cash equivalents, cash from our short-term investments, cash from operating activities, proceeds from the issuance of debt, proceeds from asset divestitures, or a combination thereof. In connection with any repayment or redemption of our debt, we may incur cash and non-cash charges, which could be material in the period in which they are incurred.
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
For additional information, see Note 6 to our Consolidated Financial Statements.
Share Repurchases
In September 2019, our shareholders approved a proposal to authorize us to repurchase up to 33.3 million of our ordinary shares through March 12, 2021, which superseded any prior repurchase authorizations. Our share repurchase authorization does not have a stated dollar amount, and purchases may be made through open market purchases, private market transactions or other structured transactions. Repurchased shares could be retired or used for general corporate purposes, including for various employee benefit and compensation plans. The maximum number of shares that may yet be purchased is not necessarily an indication of the number of shares that will ultimately be purchased. In the first quarter of 2020, we purchased approximately 0.1 million shares under our share repurchase authorization for approximately $4 million.

As of April 29, 2020, we had approximately 33.3 million shares remaining under the current authorization. The timing and amounts of additional shares repurchased, if any, will be determined based on our evaluation of market conditions and other factors, including any additional authorizations approved by our shareholders. For additional information related to our share repurchase authorizations, see Note 10 to the Consolidated Financial Statements.
Capital Budget
As a result of the coronavirus and current market conditions, the Company is postponing selected growth projects and planned maintenance, including slowing construction activities on our PO/TBA plant in Houston, Texas. We currently expect that these actions will reduce 2020 capital expenditures to $1.9 billion. This represents a 20% decrease compared to our budget as of December 31, 2019. Our capital expenditures budget includes approximately $75 million for investments in our U.S. and European PO joint ventures.
Once complete, our world-scale PO/TBA plant will have the capacity to produce 470 thousand tons of PO and 1.0 million tons of tertiary butyl alcohol. We expect the project to be complete in 2022.

Equity Investment
In March 2020, we signed a definitive agreement to expand in China through a 50% joint venture with the Liaoning Bora Enterprise Group (“Bora”). The joint venture with Bora will operate a 1.1 million ton ethylene cracker and associated polyolefin derivative complex in Panjin, China. We estimate investing CNY 3.3 billion (approximately $450 million) in the joint venture during the second half of 2020.
CURRENT BUSINESS OUTLOOK
The current challenges from the pandemic and crude oil pricing will increasingly impact our businesses during the second quarter. Our April and May 2020 orders continue to demonstrate strong demand for our polyolefins that are used in consumer packaging and medical applications. Weak demand from markets for industrial and durable products is expected to continue. In response to closures in automotive manufacturing, we have temporarily halted production at several of our plants in the Advanced Polymer Solutions segment that serve customers in this end market. Our oxyfuels and related products business in our I&D segment and our Refining segment will be impacted by significantly lower demand for transportation fuels. While our major facilities are all operating, we have reduced rates across our system to match decreased customer demand. Industry consultants estimate that petrochemical and refining assets in various parts of the world are running at 60 to 80 percent of nameplate capacity. We expect that the majority of our capacity will also operate within that range during the second quarter.
We are taking actions to manage risk by reducing budgeted 2020 capital expenditures by $500 million, increasing liquidity by $2 billion through the issuance of senior notes and accelerating our focus on cost savings. Our foundations of safety leadership, operational excellence and cost discipline should continue to bolster our resilient business portfolio. While it is too early to predict the magnitude and duration of the downturn, we believe we are well-positioned to navigate this volatile environment and position the Company for an eventual recovery of the economy.

CRITICAL ACCOUNTING POLICIES
Inventory—Our inventories are stated at the lower of cost or market (“LCM”). Cost is determined using the last-in, first-out (“LIFO”) inventory valuation methodology, which means that the most recently incurred costs are charged to cost of sales and inventories are valued at the earliest acquisition costs. Market value is determined based on an assessment of the current estimated replacement cost and selling price of the inventory.
During the first quarter of 2020, we recognized an LCM charge of $419 million. This adjustment is related to the recent decline in pricing for many of our raw material and finished goods inventories. Market price declines in crude oil, heavy liquids and ethylene were the primary contributors to the LCM adjustment in the first quarter of 2020. Representative prices used in the calculation of this LCM adjustment were $12.14/bbl for crude, $13.50/bbl for heavy liquids and $205/ton for ethylene.
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
Currently, ten out of our eleven LIFO inventory pools are “at-risk” for further adjustment as each impacted LIFO pool has been reduced to, or close to, the calculated market value at the last balance sheet measurement date. “At-risk” inventory accounts for $3 billion of our total inventory carrying value as of March 31, 2020. The extent to which further adjustment may occur is dependent on the pool specific product prices and composition within each individual dollar value LIFO pool at the balance sheet date. Further sustained price declines in our finished goods and raw materials could result in future LCM inventory valuation charges during the remainder of 2020. However, if pricing trends reverse, some, or all of these charges could be reversed in future quarterly interim periods during 2020.
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
We based forward-looking statements on our current expectations, estimates and projections of our business and the industries in which we operate. We caution you that these statements are not guarantees of future performance. They involve assumptions about future events that, while made in good faith, may prove to be incorrect, and involve risks and uncertainties we cannot predict. Our actual outcomes and results may differ materially from what we have expressed or forecast in the forward-looking statements. Any differences could result from a variety of factors, including the following:
•the cost of raw materials represents a substantial portion of our operating expenses, and energy costs generally follow price trends of crude oil, natural gas liquids and/or natural gas; price volatility can significantly affect our results of operations and we may be unable to pass raw material and energy cost increases on to our customers due to the significant competition that we face, the commodity nature of our products and the time required to implement pricing changes;
•our operations in the United States (“U.S.”) have benefited from low-cost natural gas and natural gas liquids; decreased availability of these materials (for example, from their export or regulations impacting hydraulic fracturing in the U.S.) could reduce the current benefits we receive;
•if crude oil prices fall materially, or decrease relative to U.S. natural gas prices, we would see less benefit from low-cost natural gas and natural gas liquids and it could have a negative effect on our results of operations;
•industry production capacities and operating rates may lead to periods of oversupply and low profitability; for example, substantial capacity expansions are underway in the U.S. olefins industry;
•we may face unplanned operating interruptions (including leaks, explosions, fires, weather-related incidents, mechanical failures, unscheduled downtime, supplier disruptions, labor shortages, strikes, work stoppages or other labor difficulties, transportation interruptions, spills and releases and other environmental incidents) at any of our facilities, which would negatively impact our operating results; for example, because the Houston refinery is our only refining operation, we would not have the ability to increase production elsewhere to mitigate the impact of any outage at that facility;
•changes in general economic, business, political and regulatory conditions in the countries or regions in which we operate could increase our costs, restrict our operations and reduce our operating results;
•our ability to execute our organic growth plans may be negatively affected by our ability to complete projects on time and on budget;
•our ability to acquire new businesses and assets and integrate those operations into our existing operations and make cost-saving changes in operations;
•uncertainties associated with worldwide economies could create reductions in demand and pricing, as well as increased counterparty risks, which could reduce liquidity or cause financial losses resulting from counterparty default;
•the negative outcome of any legal, tax and environmental proceedings or changes in laws or regulations regarding legal, tax and environmental matters may increase our costs, reduce demand for our products, or otherwise limit our ability to achieve savings under current regulations;

•any loss or non-renewal of favorable tax treatment under agreements or treaties, or changes in laws, regulations or treaties, may substantially increase our tax liabilities;
•we may be required to reduce production or idle certain facilities because of the cyclical and volatile nature of the supply-demand balance in the chemical and refining industries, which would negatively affect our operating results;
•we rely on continuing technological innovation, and an inability to protect our technology, or others’ technological developments could negatively impact our competitive position;
•we have significant international operations, and fluctuations in exchange rates, valuations of currencies and our possible inability to access cash from operations in certain jurisdictions on a tax-efficient basis, if at all, could negatively affect our liquidity and our results of operations;
•we are subject to the risks of doing business at a global level, including wars, terrorist activities, political and economic instability and disruptions and changes in governmental policies, which could cause increased expenses, decreased demand or prices for our products and/or disruptions in operations, all of which could reduce our operating results;
•if we are unable to comply with the terms of our credit facilities, indebtedness and other financing arrangements, those obligations could be accelerated, which we may not be able to repay; and
•we may be unable to incur additional indebtedness or obtain financing on terms that we deem acceptable, including for refinancing of our current obligations; higher interest rates and costs of financing would increase our expenses.
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market and regulatory risks is described in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2019. Our exposure to such risks has not changed materially in the three months ended March 31, 2020.
Item 4. CONTROLS AND PROCEDURES
As of March 31, 2020, with the participation of our management, our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) carried out an evaluation, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the Act), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of March 31, 2020.
There have been no changes in our internal controls over financial reporting, as defined in Rule 13a-15(f) of the Act, in the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS
Information regarding our litigation and other legal proceedings can be found in Note 9 to the Consolidated Financial Statements, which is incorporated into this Item 1 by reference.
The following is a description of environmental proceedings to which a governmental authority is a party and potential monetary penalties are reasonably likely to be $100,000 or more:

In September 2019, the Illinois Environmental Protection Agency referred three emission events that occurred at our Tuscola facility in August and September 2018 to the Illinois Attorney General's (IAG) Office for enforcement. In February 2020, the IAG sent a Stipulation and Proposal for Settlement with a proposed penalty of $120,000. The parties are currently working to finalize the settlement.

Additional information about our other environmental proceedings can be found in Part I, Item 3 of our 2019 Annual Report on Form 10-K, which is incorporated into this Item 1 by reference.
Item 1A. RISK FACTORS

There have been no material changes to the risk factors associated with our business previously disclosed in “Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2019, except as set forth below. The risk factor set forth below updates, and should be read together with, the risk factors disclosed in “Item 1A. Risk Factors,” in our 2019 Annual Report on Form 10-K.

The recent novel coronavirus (COVID-19) pandemic could materially adversely affect our financial condition and results of operations.

In December 2019, a novel strain of coronavirus, SARS-CoV-2, causing a disease referred to as COVID-19, was reported to have surfaced in Wuhan, China, resulting in shutdowns of manufacturing and commerce in the months that followed. Since then, COVID-19 has spread to multiple countries worldwide, including the United States and Europe, and has resulted in authorities implementing numerous measures to try to contain the disease, such as travel bans and restrictions, quarantines, shelter-in-place orders and shutdowns, among others. Many of our facilities and employees are based in areas impacted by the virus.

The spread of COVID-19 has caused us to modify our business practices (including implementing health screenings, limiting employee travel, mandatory work-from-home policies and cancellation of physical participation in meetings, events and conferences), and we may take further actions as required by government authorities or that we determine are in the best interests of our employees, customers, partners and suppliers. There is no certainty that such measures will be sufficient to mitigate the risks posed by the disease, and our ability to perform certain functions could be harmed.

In addition, while the potential impact and duration of the COVID-19 pandemic on the global economy and our business in particular may be difficult to assess or predict, the pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, which may reduce our ability to access capital or our customers’ ability to pay us for past or future purchases, which could negatively affect our liquidity. The COVID-19 pandemic could also reduce the demand for our products, and has already led us to reduce production rates for some of our products. Lower oil prices and reduced demand for transportation fuels are also affecting volumes and margins for certain of our other products. These impacts are expected to adversely affect our results during the second quarter of 2020. In addition, a recession or further financial market correction resulting from the spread of COVID-19 could adversely affect demand for our products.

The global pandemic of COVID-19 continues to rapidly evolve, and we will continue to monitor the COVID-19 situation closely. The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. The extent of the impact of the COVID-19 pandemic on our operational and financial performance, will depend on future developments, including, but not limited to, the duration and spread of the pandemic, its severity, the actions to contain the disease or treat its impact, related restrictions on travel, and the duration, timing and severity of the impact on customer spending, including any recession resulting from the pandemic, all of which are uncertain and cannot be predicted. An extended period of global supply chain and economic disruption as a result of the COVID-19 pandemic could have a material negative impact on our business, results of operations, access to sources of liquidity and financial condition, though the full extent and duration is uncertain. To the extent that the COVID-19 pandemic adversely impacts our business, results of operations, liquidity or financial condition, it may also have the effect of increasing many of the other risks described in the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Authorizations	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Authorizations
January 1 – January 31	25,375	$78.83	25,375	33,310,692
February 1 – February 29	25,310	$79.03	25,310	33,285,382
March 1 – March 31	—	$—	—	33,285,382
Total	50,685	$78.93	50,685	33,285,382
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

4.1
Indenture, among LYB International Finance III, LLC, as Issuer, LyondellBasell Industries N.V., as Guarantor, and Wells Fargo Bank, National Association, as Trustee, dated as of October 10, 2019 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on April 21, 2020 and October 10, 2019)

4.2
Officer’s Certificate of LYB International Finance III, LLC relating to the Officer’s Certificate of LYB International Finance III, LLC relating to the 2.875% Guaranteed Notes due 2025, 3.375% Guaranteed Notes due 2030, and 4.200% Guaranteed Notes due 2050 dated as of April 20, 2020 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on April 21, 2020)

4.3	Form of LYB International Finance III, LLC’s 2.875% Guaranteed Notes due 2025 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on April 21, 2020)

4.4	Form of LYB International Finance III, LLC’s 3.375% Guaranteed Notes due 2030 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on April 21, 2020)

4.5	Form of LYB International Finance III, LLC’s 4.200% Guaranteed Notes due 2050 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on April 21, 2020)

10.1
Amendment No. 2 to the Amended and Restated Credit Agreement, dated April 14, 2020, among LyondellBasell Industries N.V. and LYB Americas Finance Company LLC, as borrowers, the lenders party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on April 15, 2020)

10.2
Amendment No. 1 to the Three-Year Credit Agreement, dated April 14, 2020, among LyondellBasell Industries N.V. as guarantor, and LYB Americas Finance Company LLC, as borrower, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the SEC on April 15, 2020)

10.3
Acknowledgement of Amendment to Receivables Purchase Agreement, dated April 14, 2020, among Lyondell Chemical Company, as servicer, LYB Receivables LLC, as seller, the conduit purchasers, related committed purchasers, LC participants and purchaser agents party thereto, the other parties thereto and Mizuho Bank, Ltd., as administrator and letter of credit bank (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed with the SEC on April 15, 2020)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32*	Certifications pursuant to 18 U.S.C. Section 1350

101.INS*	XBRL Instance Document–The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

Exhibit Number	Description

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LYONDELLBASELL INDUSTRIES N.V.

Date:	May 1, 2020	/s/ Jacinth C. Smiley
Jacinth C. Smiley
Vice President and
Chief Accounting Officer
(Principal Accounting Officer)