Form 10-Q
period 2020-06-30
LyondellBasell Industries N.V.
filed 2020-07-31
CIK 1489393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
The registrant had 333,839,284 ordinary shares, €0.04 par value, outstanding at July 29, 2020 (excluding 6,206,344 treasury shares).

LYONDELLBASELL INDUSTRIES N.V.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF INCOME
(In millions of dollars, except earnings per share)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Sales and other operating revenues:
Trade	$5,371	$8,828	$12,674	$17,393
Related parties	175	220	366	433
	5,546	9,048	13,040	17,826
Operating costs and expenses:
Cost of sales	4,894	7,542	11,762	14,988
Selling, general and administrative expenses	288	302	583	589
Research and development expenses	25	27	52	55
	5,207	7,871	12,397	15,632
Operating income	339	1,177	643	2,194
Interest expense	(125)	(81)	(214)	(173)
Interest income	4	5	7	11
Other income, net	4	10	4	35
Income from continuing operations before equity investments and income taxes	222	1,111	440	2,067
Income from equity investments	61	64	61	128
Income from continuing operations before income taxes	283	1,175	501	2,195
Provision for (benefit from) income taxes	(32)	169	43	372
Income from continuing operations	315	1,006	458	1,823
Loss from discontinued operations, net of tax	(1)	(3)	—	(3)
Net income	314	1,003	458	1,820
Dividends on redeemable non-controlling interests	(1)	(1)	(3)	(3)
Net income attributable to the Company shareholders	$313	$1,002	$455	$1,817

Earnings per share:
Net income attributable to the Company shareholders —
Basic:
Continuing operations	$0.94	$2.71	$1.36	$4.90
Discontinued operations	—	(0.01)	—	(0.01)
	$0.94	$2.70	$1.36	$4.89
Diluted:
Continuing operations	$0.94	$2.71	$1.36	$4.89
Discontinued operations	—	(0.01)	—	(0.01)
	$0.94	$2.70	$1.36	$4.88
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions of dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$314	$1,003	$458	$1,820
Other comprehensive income (loss), net of tax –
Financial derivatives	(26)	(68)	(364)	(118)
Unrealized gains on available-for-sale debt securities	3	1	1	1
Defined benefit pension and other postretirement benefit plans	11	5	21	10
Foreign currency translations	66	18	(133)	8
Total other comprehensive income (loss), net of tax	54	(44)	(475)	(99)
Comprehensive income (loss)	368	959	(17)	1,721
Dividends on redeemable non-controlling interests	(1)	(1)	(3)	(3)
Comprehensive income (loss) attributable to the Company shareholders	$367	$958	$(20)	$1,718
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED BALANCE SHEETS
(In millions of dollars)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$2,552	$858
Restricted cash	26	30
Short-term investments	651	196
Accounts receivable:
Trade, net	2,454	2,981
Related parties	134	121
Inventories	3,768	4,588
Prepaid expenses and other current assets	892	736
Total current assets	10,477	9,510
Operating lease assets	1,425	1,468
Property, plant and equipment, at cost	22,019	21,260
Less: Accumulated depreciation	(7,493)	(7,130)
Property, plant and equipment, net	14,526	14,130
Investments and long-term receivables:
Investment in PO joint ventures	523	504
Equity investments	1,559	1,602
Other investments and long-term receivables	23	22
Goodwill	1,830	1,891
Intangible assets, net	756	869
Other assets	422	439
Total assets	$31,541	$30,435
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED BALANCE SHEETS
(In millions of dollars, except shares and par value data)

	June 30, 2020	December 31, 2019
LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY
Current liabilities:
Current maturities of long-term debt	$3	$3
Short-term debt	659	445
Accounts payable:
Trade	1,790	2,516
Related parties	404	412
Accrued liabilities	1,579	1,822
Total current liabilities	4,435	5,198
Long-term debt	13,674	11,614
Operating lease liabilities	1,160	1,216
Other liabilities	2,968	2,213
Deferred income taxes	1,811	2,015
Commitments and contingencies
Redeemable non-controlling interests	116	116
Shareholders’ equity:
Ordinary shares, €0.04 par value, 1,275 million shares authorized, 333,829,804 and 333,476,883 shares outstanding, respectively	19	19
Additional paid-in capital	5,958	5,954
Retained earnings	4,188	4,435
Accumulated other comprehensive loss	(2,259)	(1,784)
Treasury stock, at cost, 6,215,824 and 6,568,745 ordinary shares, respectively	(548)	(580)
Total Company share of shareholders’ equity	7,358	8,044
Non-controlling interests	19	19
Total equity	7,377	8,063
Total liabilities, redeemable non-controlling interests and equity	$31,541	$30,435
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions of dollars)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$458	$1,820
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	698	650
Amortization of debt-related costs	7	4
Share-based compensation	29	24
Inventory valuation charges	323	—
Equity investments—
Equity income	(61)	(128)
Distributions of earnings, net of tax	81	149
Deferred income taxes	(90)	110
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	487	(263)
Inventories	463	(173)
Accounts payable	(485)	(102)
Other, net	(76)	(248)
Net cash provided by operating activities	1,834	1,843
Cash flows from investing activities:
Expenditures for property, plant and equipment	(1,248)	(1,221)
Purchases of available-for-sale debt securities	(270)	—
Proceeds from sales and maturities of available-for-sale debt securities	—	511
Purchases of equity securities	(184)	—
Proceeds from sales of equity securities	1	332
Other, net	(26)	(78)
Net cash used in investing activities	(1,727)	(456)
Cash flows from financing activities:
Repurchases of Company ordinary shares	(4)	(512)
Dividends paid - common stock	(701)	(760)
Purchase of non-controlling interest	(30)	(63)
Issuance of long-term debt	2,492	—
Repayments of long-term debt	(500)	(1,000)
Payments of debt issuance costs	(18)	(4)
Issuance of short-term debt	521	2,000
Repayments of short-term debt	(500)	—
Net proceeds from (repayments of) commercial paper	212	(128)
Payments on forward-starting interest rate swaps that include financing elements	(238)	—
Proceeds from settlement of cash flow hedges	346	—
Other, net	(12)	(15)
Net cash provided by (used in) financing activities	1,568	(482)
Effect of exchange rate changes on cash	15	2
Increase in cash and cash equivalents and restricted cash	1,690	907
Cash and cash equivalents and restricted cash at beginning of period	888	401
Cash and cash equivalents and restricted cash at end of period	$2,578	$1,308
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions of dollars)

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Company Share of Shareholders’ Equity	Non- Controlling Interests
	Issued	Treasury
Balance, March 31, 2020	$19	$(559)	$5,950	$4,227	$(2,313)	$7,324	$19
Net income	—	—	—	314	—	314	—
Other comprehensive income	—	—	—	—	54	54	—
Share-based compensation	—	11	8	(2)	—	17	—
Dividends - common stock ($1.05 per share)	—	—	—	(350)	—	(350)	—
Dividends - redeemable non-controlling interests ($15.00 per share)	—	—	—	(1)	—	(1)	—
Balance, June 30, 2020	$19	$(548)	$5,958	$4,188	$(2,259)	$7,358	$19

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Company Share of Shareholders’ Equity	Non- Controlling Interests
	Issued	Treasury
Balance, March 31, 2019	$22	$(2,668)	$6,996	$7,206	$(1,418)	$10,138	$22
Net income	—	—	—	1,003	—	1,003	—
Other comprehensive loss	—	—	—	—	(44)	(44)	—
Share-based compensation	—	5	10	(2)	—	13	—
Dividends - common stock ($1.05 per share)	—	—	—	(388)	—	(388)	—
Dividends - redeemable non-controlling interests ($15.00 per share)	—	—	—	(1)	—	(1)	—
Balance, June 30, 2019	$22	$(2,663)	$7,006	$7,818	$(1,462)	$10,721	$22
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions of dollars)

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Company Share of Shareholders’ Equity	Non- Controlling Interests
	Issued	Treasury
Balance, December 31, 2019	$19	$(580)	$5,954	$4,435	$(1,784)	$8,044	$19
Net income	—	—	—	458	—	458	—
Other comprehensive loss	—	—	—	—	(475)	(475)	—
Share-based compensation	—	36	(3)	(1)	—	32	—
Dividends - common stock ($2.10 per share)	—	—	—	(701)	—	(701)	—
Dividends - redeemable non-controlling interests ($30.00 per share)	—	—	—	(3)	—	(3)	—
Repurchases of Company ordinary shares	—	(4)	—	—	—	(4)	—
Purchase of non-controlling interest	—	—	7	—	—	7	—
Balance, June 30, 2020	$19	$(548)	$5,958	$4,188	$(2,259)	$7,358	$19

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Company Share of Shareholders’ Equity	Non- Controlling Interests
	Issued	Treasury
Balance, December 31, 2018	$22	$(2,206)	$7,041	$6,763	$(1,363)	$10,257	$23
Net income	—	—	—	1,820	—	1,820	—
Other comprehensive loss	—	—	—	—	(99)	(99)	—
Share-based compensation	—	31	12	(2)	—	41	—
Dividends - common stock ($2.05 per share)	—	—	—	(760)	—	(760)	—
Dividends - redeemable non-controlling interests ($30.00 per share)	—	—	—	(3)	—	(3)	—
Repurchases of Company ordinary shares	—	(488)	—	—	—	(488)	—
Purchase of non-controlling interest	—	—	(47)	—	—	(47)	(1)
Balance, June 30, 2019	$22	$(2,663)	$7,006	$7,818	$(1,462)	$10,721	$22
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
Events surrounding the ongoing novel strain of coronavirus, causing a pandemic referred to as COVID-19, continue to evolve and impact global markets and demand for our products. During the first six months of 2020, we recognized lower of cost or market inventory valuation charges as disclosed in Note 5 to our Consolidated Financial Statements. We also assessed accounting matters that generally require consideration of forecasted financial information based on the information reasonably available to us and the uncertain future impacts of COVID-19 and the related economic impacts. We will continue to assess the potential financial statement impacts of COVID-19 and commodity price volatility throughout the duration of the pandemic in accordance with our corporate accounting policies.

The extent of the impact of the pandemic on our operational and financial performance will depend on future developments which are uncertain and cannot be predicted. An extended period of economic disruption could have a material adverse impact on our business, results of operations, access to sources of liquidity and financial condition.
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

ASU 2020-04, Facilitation of the Effects of Relief of Reference Rate Reform on Financial Reporting
This guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships and other transactions that reference London Inter-Bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform, if certain criteria are met. The expedients and exceptions provided by this guidance are available from January 1, 2020, prospectively, and do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The adoption of the guidance enables us to continue hedge accounting for the relevant designated hedges and is expected to ease the accounting burden associated with transitioning away from reference rates that are expected to be discontinued.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Standard	Description

ASU 2020-03, Codification Improvements to Financial Instruments	This guidance makes narrow-scope changes that are intended to improve the guidance on financial instruments and current expected credit loss (“CECL”). We adopted the guidance related to CECL and other amendments on a modified retrospective basis.
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
Accounting Guidance Issued But Not Adopted as of June 30, 2020
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

3. Revenues
Contract Balances—Contract liabilities were $147 million and $124 million at June 30, 2020 and December 31, 2019, respectively. Revenue recognized in each reporting period, included in the contract liability balance at the beginning of the period, was immaterial.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Disaggregation of Revenues—The following table presents our revenues disaggregated by key products:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2020	2019	2020	2019
Sales and other operating revenues:
Olefins and co-products	$460	$745	$1,127	$1,493
Polyethylene	1,277	1,538	2,736	3,204
Polypropylene	969	1,317	2,070	2,632
Propylene oxide and derivatives	332	489	796	1,017
Oxyfuels and related products	389	797	1,096	1,461
Intermediate chemicals	404	705	948	1,345
Compounding and solutions	549	1,062	1,461	2,202
Advanced polymers	151	196	332	394
Refined products	855	2,011	2,191	3,754
Other	160	188	283	324
Total	$5,546	$9,048	$13,040	$17,826
The following table presents our revenues disaggregated by geography, based upon the location of the customer:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2020	2019	2020	2019
Sales and other operating revenues:
United States	$2,417	$4,250	$5,604	$8,143
Germany	398	710	1,039	1,441
Italy	259	385	594	772
Mexico	203	431	583	959
China	302	298	545	596
Japan	143	255	478	458
France	161	363	431	725
Poland	188	252	412	521
The Netherlands	153	270	365	522
Other	1,322	1,834	2,989	3,689
Total	$5,546	$9,048	$13,040	$17,826

4. Accounts Receivable
Our accounts receivable are reflected in the Consolidated Balance Sheets net of allowance for credit losses of $14 million and $16 million at June 30, 2020 and December 31, 2019, respectively.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

5. Inventories
Inventories consisted of the following components:

Millions of dollars	June 30, 2020	December 31, 2019
Finished goods	$2,368	$3,083
Work-in-process	139	130
Raw materials and supplies	1,261	1,375
Total inventories	$3,768	$4,588
Our inventories are stated at the lower of cost or market (“LCM”). Cost is determined using the last-in, first-out ("LIFO") inventory valuation methodology, which means that the most recently incurred costs are charged to cost of sales and inventories are valued at the earliest acquisition costs. Market is determined based on an assessment of the current estimated replacement cost and selling price of the inventory. In periods where the market price of our inventory declines substantially, cost values of inventory may be higher than the market value, and as a result we adjust the value of inventory to market value. Fluctuations in the prices of crude oil, natural gas and correlated products from period to period may result in the recognition of charges to adjust the value of inventory to the lower of cost or market in periods of falling prices and the reversal of those charges in subsequent interim periods, within the fiscal year, as market prices recover.
During the first six months of 2020, we recognized LCM inventory valuation charges of $323 million related to the decline in pricing for many of our raw material and finished goods inventories since December 31, 2019. During the second quarter of 2020, we recognized a LCM inventory valuation benefit of $96 million, largely driven by the recovery of market prices of crude oil and refined products during the second quarter.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

6. Debt
Long-term loans, notes and other debt, net of unamortized discount and debt issuance cost, consisted of the following:

Millions of dollars	June 30, 2020	December 31, 2019
Senior Notes due 2021, $1,000 million, 6.0% ($3 million of debt issuance cost)	$1,012	$998
Senior Notes due 2024, $1,000 million, 5.75% ($5 million of debt issuance cost)	995	995
Senior Notes due 2055, $1,000 million, 4.625% ($16 million of discount; $11 million of debt issuance cost)	973	973
Term Loan due 2022, $4,000 million ($2 million of debt issuance costs)	1,948	1,950
Guaranteed Notes due 2022, €750 million, 1.875% ($1 million of discount; $2 million of debt issuance cost)	839	841
Guaranteed Notes due 2023, $750 million, 4.0% ($4 million of discount; $2 million of debt issuance cost)	744	744
Guaranteed Notes due 2025, $500 million, 2.875% ($4 million of debt issuance cost)	496	—
Guaranteed Notes due 2026, €500 million, 0.875% ($2 million of discount; $3 million of debt issuance cost)	556	555
Guaranteed Notes due 2027, $1,000 million, 3.5% ($7 million of discount; $6 million of debt issuance cost)	1,097	1,023
Guaranteed Notes due 2027, $300 million, 8.1%	300	300
Guaranteed Notes due 2030, $500 million, 3.375% ($1 million of discount; $4 million of debt issuance cost)	495	—
Guaranteed Notes due 2031, €500 million, 1.625% ($6 million of discount; $3 million of debt issuance cost)	551	552
Guaranteed Notes due 2043, $750 million, 5.25% ($20 million of discount; $7 million of debt issuance cost)	723	723
Guaranteed Notes due 2044, $1,000 million, 4.875% ($10 million of discount; $9 million of debt issuance cost)	981	980
Guaranteed Notes due 2049, $1,000 million, 4.2% ($15 million of discount; $10 million of debt issuance cost)	975	975
Guaranteed Notes due 2050, $1,000 million, 4.2% ($6 million of discount; $10 million of debt issuance cost)	984	—
Other	8	8
Total	13,677	11,617
Less current maturities	(3)	(3)
Long-term debt	$13,674	$11,614

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Fair value hedging adjustments associated with the fair value hedge accounting of our fixed-for-floating interest rate swaps for the applicable periods are as follows:

		Gains (Losses)				Cumulative Fair Value Hedging Adjustments Included in Carrying Amount of Debt
	Inception Year	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
Millions of dollars		2020	2019	2020	2019	2020	2019
Senior Notes due 2019, 5.0%	2014	$—	$—	$—	$(11)	$—	$—
Senior Notes due 2021, 6.0%	2016	2	(13)	(14)	(20)	(15)	(1)
Guaranteed Notes due 2027, 3.5%	2017	7	(35)	(73)	(57)	(110)	(37)
Guaranteed Notes due 2022, 1.875%	2018	—	(1)	1	(1)	(1)	(2)
Guaranteed Notes due 2026, 0.875%	2020	(1)	—	(1)	—	(1)	—
Total		$8	$(49)	$(87)	$(89)	$(127)	$(40)
Fair value adjustments are recognized in Interest expense in the Consolidated Statements of Income.
Short-term loans, notes and other debt consisted of the following:

Millions of dollars	June 30, 2020	December 31, 2019
U.S. Receivables Facility	$—	$—
Commercial paper	473	262
Precious metal financings	159	181
Other	27	2
Total Short-term debt	$659	$445
Long-Term Debt
Senior Revolving Credit Facility—Our $2,500 million Senior Revolving Credit Facility which expires in June 2022 may be used for dollar and euro denominated borrowings, has a $500 million sublimit for dollar and euro denominated letters of credit, a $1,000 million uncommitted accordion feature, and supports our commercial paper program. Borrowings under the facility bear interest at either a base rate or LIBOR rate, plus an applicable margin. Additional fees are incurred for the average daily unused commitments. The facility contains customary covenants and warranties, including specified restrictions on indebtedness and liens. In addition, we are required to maintain a leverage ratio at the end of every fiscal quarter of 3.50 to 1.00, or less, for the period covering the most recent four quarters. In March 2020, we borrowed $500 million from this facility, which we subsequently repaid in April 2020. At June 30, 2020, we had no borrowings or letters of credit outstanding and $2,017 million of unused availability under this facility.
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

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

Short-Term Debt
U.S. Receivables Facility—Our U.S. Receivables Facility, which expires in July 2021, has a purchase limit of $900 million in addition to a $300 million uncommitted accordion feature. This facility provides liquidity through the sale or contribution of trade receivables by certain of our U.S. subsidiaries to a wholly owned, bankruptcy-remote subsidiary on an ongoing basis and without recourse. The bankruptcy-remote subsidiary may then, at its option and subject to a borrowing base of eligible receivables, sell undivided interests in the pool of trade receivables to financial institutions participating in the facility (“Purchasers”). The sale of the undivided interest in the pool of trade receivables is accounted for as a secured borrowing in the Consolidated Balance Sheets. We are responsible for servicing the receivables. We pay variable interest rates on our secured borrowings. In the event of liquidation, the bankruptcy-remote subsidiary’s assets will be used to satisfy the claims of the Purchasers prior to any assets or value in the bankruptcy-remote subsidiary becoming available to us. This facility also provides for the issuance of letters of credit up to $200 million. The term of the facility may be extended in accordance with the terms of the agreement. The facility is also subject to customary warranties and covenants, including limits and reserves and the maintenance of specified financial ratios. We are required to maintain a leverage ratio at the end of every fiscal quarter of 3.50 to 1.00, or less, for the period covering the most recent four quarters. Performance obligations under the facility are guaranteed by LyondellBasell Industries N.V. Additional fees are incurred for the average daily unused commitments. In March 2020, we borrowed $500 million from this facility, which we subsequently repaid in April 2020. At June 30, 2020, we had no borrowings or letters of credit outstanding and $524 million unused availability under this facility.
Commercial Paper Program—We have a commercial paper program under which we may issue up to $2,500 million of privately placed, unsecured, short-term promissory notes (“commercial paper”). Interest rates on the commercial paper outstanding at June 30, 2020 are based on the terms of the notes and range from 0.23% to 0.35%. At June 30, 2020, we had $473 million of outstanding commercial paper.
Weighted Average Interest Rate—At June 30, 2020 and December 31, 2019, our weighted average interest rates on outstanding Short-term debt were 1.3% and 3.3%, respectively.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Additional Information
Debt Discount and Issuance Costs—Amortization of debt discounts and debt issuance costs resulted in amortization expense of $7 million and $4 million for the six months ended June 30, 2020 and 2019, respectively, which is included in Interest expense in the Consolidated Statements of Income.
Other Information—LYB International Finance B.V., LYB International Finance II B.V. and LYB International Finance III, LLC are 100% owned finance subsidiaries of LyondellBasell Industries N.V., as defined in Rule 3-10(b) of Regulation S-X. Any debt securities issued by LYB International Finance B.V., LYB International Finance II B.V. and LYB International Finance III, LLC are fully and unconditionally guaranteed by LyondellBasell Industries N.V.
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
As of June 30, 2020, we are in compliance with our debt covenants.
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
Cash and Cash Equivalents—At June 30, 2020 and December 31, 2019, we had marketable securities classified as Cash and cash equivalents of $1,358 million and $389 million, respectively.
Foreign Currency Gain (Loss)—Other income, net, in the Consolidated Statements of Income reflected foreign currency losses of less than $1 million and $7 million, and gains of $3 million and $14 million for the three and six months ended June 30, 2020 and 2019, respectively.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Financial Instruments Measured at Fair Value on a Recurring Basis—The following table summarizes financial instruments outstanding for the periods presented that are measured at fair value on a recurring basis:

	June 30, 2020		December 31, 2019
Millions of dollars	Notional Amount	Fair Value	Notional Amount	Fair Value	Balance Sheet Classification
Assets–
Derivatives designated as hedges:
Foreign currency	$—	$20	$—	$27	Prepaid expenses and other current assets
Foreign currency	300	12	2,000	214	Other assets
Interest rates	—	1	—	22	Prepaid expenses and other current assets
Interest rates	252	3	1,940	41	Other assets
Derivatives not designated as hedges:
Commodities	165	55	3	—	Prepaid expenses and other current assets
Foreign currency	235	6	580	5	Prepaid expenses and other current assets
Non-derivatives:
Available-for-sale debt securities	432	433	162	162	Short-term investments
Equity securities	218	218	34	34	Short-term investments
Total	$1,602	$748	$4,719	$505
Liabilities–
Derivatives designated as hedges:
Commodities	$51	$2	$—	$—	Accrued liabilities
Foreign currency	—	15	—	16	Accrued liabilities
Foreign currency	2,355	108	950	53	Other liabilities
Interest rates	—	1	1,000	154	Accrued liabilities
Interest rates	1,500	756	700	77	Other liabilities
Derivatives not designated as hedges:
Commodities	103	17	224	34	Accrued liabilities
Foreign currency	603	8	200	1	Accrued liabilities
Total	$4,612	$907	$3,074	$335
All financial instruments in the table above are classified as Level 2. We present the gross assets and liabilities of our derivative financial instruments on the Consolidated Balance Sheets.
At June 30, 2020, our outstanding foreign currency contracts, not designated as hedges, mature from July 2020 to March 2021. Our commodity contracts, not designated as hedges, mature from July 2020 to December 2020.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Financial Instruments Not Measured at Fair Value on a Recurring Basis—The following table presents the carrying value and estimated fair value of our financial instruments that are not measured at fair value on a recurring basis for the periods presented. Due to the short maturity, the fair value of all non-derivative financial instruments included in Current assets and Current liabilities for which the carrying value approximates fair value are excluded from the table below. Short-term and long-term debt are recorded at amortized cost in the Consolidated Balance Sheets. The carrying and fair values of short-term and of long-term debt exclude commercial paper and other miscellaneous debt.

	June 30, 2020		December 31, 2019
Millions of dollars	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-derivatives:
Liabilities:
Short-term debt	$159	$159	$181	$215
Long-term debt	13,669	14,872	11,609	12,561
Total	$13,828	$15,031	$11,790	$12,776
All financial instruments in the table above are classified as Level 2.
Net Investment Hedges—The following table summarizes our net investment hedges outstanding for the periods presented:

	June 30, 2020		December 31, 2019
Millions of euro/dollars	Notional Value		Notional Value		Expiration Date
		Equivalent US$		Equivalent US$
Foreign currency	€617	$650	€617	$650	2027
Foreign-currency denominated debt	€750	$841	€750	$842	2022
Cash Flow Hedges—The following table summarizes our cash flow hedges outstanding for the periods presented:

	June 30, 2020	December 31, 2019
Millions of dollars	Notional Value	Notional Value	Expiration Date
Foreign currency	$2,005	$2,300	2021 to 2027
Interest rates	1,500	1,500	2021 to 2024
Commodities	51	—	2021 to 2022
In January 2020, we amended previously existing forward-starting interest rate swaps with a total notional amount of $1,000 million (the “Swaps”) to extend their maturities to July 2023 and April 2024. As of June 30, 2020, the Swaps were designated as cash flow hedges to mitigate the risk of variability in interest rates of future expected debt issuance by July 2023 and April 2024. Other assets as of June 30, 2020 includes $238 million of collateral held with our counterparties related to our forward-starting interest rate swaps; this amount represents the maximum amount of collateral required in accordance with the Swap agreements. Related cash flows are included in financing activities in the Consolidated Statements of Cash Flows.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

In May 2020, we terminated and cash settled $2,000 million in notional value of our cross-currency interest rate swaps, designated as cash flows hedges, maturing in 2021 and 2024. Upon termination of the swaps, we received $346 million from our counterparties. Concurrent with the settlement of the swaps, we entered into $1,705 million cross-currency interest rate swaps with euro notional amounts and maturity dates matching the original swaps. The swaps are designated as cash flow hedges to reduce the variability in the functional currency equivalent cash flows of certain foreign currency denominated intercompany loans.
During the second quarter of 2020, we entered into over-the-counter commodity swaps with a total notional amount of $51 million that were designated as cash flow hedges to manage the volatility of commodity prices related to anticipated purchases of feedstock for the years 2021 and 2022.
As of June 30, 2020, on a pre-tax basis, $6 million is scheduled to be reclassified from Accumulated other comprehensive loss as an increase to interest expense over the next twelve months.
Fair Value Hedges—The following table summarizes our fair value hedges outstanding for the periods presented:

	June 30, 2020	December 31, 2019
Millions of dollars	Notional Value	Notional Value	Expiration Date
Interest rates	$252	$2,140	2022 to 2026
In January 2020, we entered into a euro fixed-for-floating interest rate swap to mitigate the change in the fair value of €100 million of our €500 million guaranteed notes due 2026 associated with the risk of variability in the 6-month EURIBOR rate, the benchmark interest rate. The fixed-rate and variable-rate components are settled annually and semi-annually, respectively.
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

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Impact on Earnings and Other Comprehensive Income—The following tables summarize the pre-tax effect of derivative and non-derivative instruments recorded in Accumulated other comprehensive loss (“AOCI”), the gains (losses) reclassified from AOCI to earnings and additional gains (losses) recognized directly in earnings:

	Effects of Financial Instruments
	Three Months Ended June 30,
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI to Income		Gain (Loss) Recognized in Income		Income Statement
Millions of dollars	2020	2019	2020	2019	2020	2019	Classification
Derivatives designated as hedges:
Commodities	$(2)	$9	$—	$(2)	$—	$—	Sales and other operating revenues
Commodities	—	(8)	—	—	—	—	Cost of sales
Foreign currency	(86)	(19)	45	26	14	15	Interest expense
Interest rates	3	(105)	2	—	(6)	46	Interest expense
Derivatives not designated as hedges:
Commodities	—	—	—	—	14	1	Sales and other operating revenues
Commodities	—	—	—	—	77	(22)	Cost of sales
Foreign currency	—	—	—	—	(6)	(3)	Other income, net
Non-derivatives designated as hedges:
Long-term debt	(20)	(11)	—	—	—	—	Other income, net
Total	$(105)	$(134)	$47	$24	$93	$37

	Effects of Financial Instruments
	Six Months Ended June 30,
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI to Income		Gain (Loss) Recognized in Income		Income Statement
Millions of dollars	2020	2019	2020	2019	2020	2019	Classification
Derivatives designated as hedges:
Commodities	$(2)	$(41)	$—	$(8)	$—	$—	Sales and other operating revenues
Commodities	—	38	—	4	—	—	Cost of sales
Foreign currency	78	51	(8)	(13)	30	32	Interest expense
Interest rates	(532)	(179)	2	(4)	90	73	Interest expense
Derivatives not designated as hedges:
Commodities	—	—	—	—	5	3	Sales and other operating revenues
Commodities	—	—	—	—	74	(19)	Cost of sales
Foreign currency	—	—	—	—	(10)	16	Other income, net
Non-derivatives designated as hedges:
Long-term debt	2	5	—	—	—	—	Other income, net
Total	$(454)	$(126)	$(6)	$(21)	$189	$105

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The derivative amounts excluded from the assessment of effectiveness for foreign currency contracts designated as net investment hedges recognized in other comprehensive income for the three and six months ended June 30, 2020 were losses of $2 million each, and for the three and six months ended June 30, 2019 were losses of $5 million and $3 million, respectively.
The derivative amounts excluded from the assessment of effectiveness for foreign currency contracts designated as net investment hedges recognized in interest expense for the three and six months ended June 30, 2020 were gains of $3 million and $7 million, respectively, and for the three and six months ended June 30, 2019 were gains of $5 million and $10 million, respectively.
The pre-tax effect of the periodic receipt of fixed interest and payment of variable interest associated with our fixed-for-floating interest rate swaps resulted in a $1 million and $3 million decrease in interest expense during the three and six months ended June 30, 2020, respectively, and $2 million and $5 million increase in interest expense during the three and six months ended June 30, 2019, respectively.
Investments in Available-for-Sale Debt Securities—The following table summarizes the amortized cost, gross unrealized gains and losses, and fair value of our outstanding available-for-sale debt securities:

Millions of dollars	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities at June 30, 2020	$432	$1	$—	$433
Debt securities at December 31, 2019	162	—	—	162
No allowance for credit losses related to our available-for-sale debt securities was recorded for the six months ended June 30, 2020 or for the year ended December 31, 2019.
As of June 30, 2020, bonds classified as available-for-sale debt securities had maturities between 4 months and 39 months.
The proceeds from maturities and sales of our available-for-sale-debt securities during the three and six months ended June 30, 2020 and 2019 are summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2020	2019	2020	2019
Proceeds from maturities of available-for-sale debt securities	$—	$23	$—	$331
Proceeds from sales of available-for-sale debt securities	—	180	—	180
No gain or loss was realized in connection with the sales of our available-for-sale debt securities during the three and six months ended June 30, 2020. The gross realized gains and losses associated with the sale of available-for-sale debt securities during the three and six months ended June 30, 2019 were less than $1 million in each respective period.
We had no available-for-sale debt securities which were in a continuous unrealized loss position for less than or greater than twelve months as of June 30, 2020 and December 31, 2019.

Investments in Equity Securities—Our investment in equity securities primarily consist of limited partnership investments. At June 30, 2020 and December 31, 2019, we had investments in equity securities with a notional amount of $218 million and $34 million, respectively, and a fair value of $218 million and $34 million, respectively. These investments may be redeemed within 7 days following written notice from the Company.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

We received proceeds $1 million related to the sale of our investments in equity securities during the six months ended June 30, 2020 and $170 million and $332 million during the three and six months ended in June 30, 2019, respectively. No proceeds related to the sale of investments in equity securities were received during the three months ended June 30, 2020.
The following table summarizes the portion of unrealized gains and losses for the equity securities that are outstanding for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2020	2019	2020	2019
Net gains (losses) recognized during the period	$—	$(1)	$—	$6
Less: Net gains recognized during the period on securities sold	—	8	—	9
Unrealized losses recognized during the period	$—	$(9)	$—	$(3)

8. Income Taxes
Our effective income tax rate for the three months ended June 30, 2020 was -11.3% compared with 14.4% for the three months ended June 30, 2019. For the six months ended June 30, 2020, the effective income tax rate was 8.6% compared with 16.9% for the six months ended June 30, 2019. Our effective income tax rate fluctuates based on, among other factors, changes in pretax income in countries with varying statutory tax rates, changes in valuation allowances, changes in foreign exchange gains/losses, the amount of exempt income, changes in unrecognized tax benefits associated with uncertain tax positions, and changes in tax laws.
On March 27, 2020, the U.S. enacted the Coronavirus Aid, Relief, and Economic Security Act, also known as the “CARES Act,” which contains numerous income tax provisions and other stimulus measures. We anticipate that several of the tax measures will favorably impact our income tax on our Consolidated Financial Statements for the year ended December 31, 2020. Based on our analysis as of June 30, 2020, we recorded an overall tax benefit including a remeasurement of our deferred income tax balances. We continue to assess the impact that the CARES Act will have on our Company.
Compared with the three and six months ended June 30, 2019, the lower effective tax rate for the three and six months ended June 30, 2020 was primarily attributable to an anticipated benefit resulting from various provisions of the CARES Act and to the increased relative impact of exempt income due to decreased pretax income. This is partially offset by changes in the pretax income in countries with varying statutory tax rates and tax benefits related to prior year research and development activities.
9. Commitments and Contingencies
Commitments—We have various purchase commitments for materials, supplies and services incidental to the ordinary conduct of business, generally for quantities required for our businesses and at prevailing market prices. These commitments are designed to assure sources of supply and are not expected to be in excess of normal requirements. As of June 30, 2020, we had capital expenditure commitments, which we incurred in our normal course of business, including commitments of approximately $475 million related to building our new PO/TBA plant in Houston, Texas.
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

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Environmental Remediation—Our accrued liability for future environmental remediation costs at current and former plant sites and other remediation sites totaled $129 million and $132 million as of June 30, 2020 and December 31, 2019, respectively. At June 30, 2020, the accrued liabilities for individual sites range from less than $1 million to $15 million. The remediation expenditures are expected to occur over a number of years, and not concentrated in any single year. In our opinion, it is reasonably possible that losses in excess of the liabilities recorded may have been incurred. However, we cannot estimate any amount or range of such possible additional losses. New information about sites, new technology or future developments such as involvement in investigations by regulatory agencies, could require us to reassess our potential exposure related to environmental matters.

Indemnification—We are parties to various indemnification arrangements, including arrangements entered into in connection with acquisitions, divestitures and the formation and dissolution of joint ventures. Pursuant to these arrangements, we provide indemnification to and/or receive indemnification from other parties in connection with liabilities that may arise in connection with the transactions and in connection with activities prior to completion of the transactions. These indemnification arrangements typically include provisions pertaining to third-party claims relating to environmental and tax matters and various types of litigation. As of June 30, 2020, we had not accrued any significant amounts for our indemnification obligations, and we are not aware of other circumstances that would likely lead to significant future indemnification obligations. We cannot determine with certainty the potential amount of future payments under the indemnification arrangements until events arise that would trigger a liability under the arrangements.
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
Based on a consideration of all relevant facts and circumstances, we do not believe the ultimate outcome of any currently pending lawsuit against us will have a material adverse effect upon our operations, financial condition or Consolidated Financial Statements.
10. Shareholders’ Equity and Redeemable Non-controlling Interests
Shareholders’ Equity
Dividend Distributions—The following table summarizes the dividends paid in the periods presented:

Millions of dollars, except per share amounts	Dividend Per Ordinary Share	Aggregate Dividends Paid	Date of Record
March 2020	$1.05	$351	March 2, 2020
June 2020	1.05	350	June 8, 2020
	$2.10	$701

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Share Repurchase Authorization—In May 2020, our shareholders approved a proposal to authorize us to repurchase up to 34.0 million ordinary shares, through November 29, 2021 (“May 2020 Share Repurchase Authorization”), which superseded any prior repurchase authorizations. The timing and amount of these repurchases, which are determined based on our evaluation of market conditions and other factors, may be executed from time to time through open market or privately negotiated transactions. The repurchased shares, which are recorded at cost, are classified as Treasury stock and may be retired or used for general corporate purposes, including for various employee benefit and compensation plans.
The following table summarizes our share repurchase activity for the periods presented:

Millions of dollars, except shares and per share amounts	Shares Repurchased	Average Purchase Price	Total Purchase Price, Including Commissions and Fees
For six months ended June 30, 2020:
September 2019 Share Repurchase Authorization	50,685	$78.93	$4
May 2020 Share Repurchase Authorization	—	$—	$—
	50,685	$78.93	$4

For six months ended June 30, 2019:
June 2018 Share Repurchase Authorization	5,648,900	$86.38	$488
Due to the timing of settlements, total cash paid for share repurchases for the six months ended June 30, 2020 and 2019 was $4 million and $512 million, respectively.
Ordinary Shares—The changes in the outstanding amounts of ordinary shares are as follows:

	Six Months Ended June 30,
	2020	2019
Ordinary shares outstanding:
Beginning balance	333,476,883	375,696,661
Share-based compensation	225,367	256,140
Employee stock purchase plan	178,239	83,473
Purchase of ordinary shares	(50,685)	(5,648,900)
Ending balance	333,829,804	370,387,374

Treasury Shares—The changes in the amounts of treasury shares held by the Company are as follows:

	Six Months Ended June 30,
	2020	2019
Ordinary shares held as treasury shares:
Beginning balance	6,568,745	24,513,619
Share-based compensation	(225,367)	(256,140)
Employee stock purchase plan	(178,239)	(83,473)
Purchase of ordinary shares	50,685	5,648,900
Ending balance	6,215,824	29,822,906

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Accumulated Other Comprehensive Loss—The components of, and after-tax changes in, Accumulated other comprehensive loss as of and for the six months ended June 30, 2020 and 2019 are presented in the following tables:

Millions of dollars	Financial Derivatives	Unrealized Gains on Available -for-Sale Debt Securities	Defined Benefit Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustments	Total
Balance – January 1, 2020	$(200)	$—	$(711)	$(873)	$(1,784)
Other comprehensive income (loss) before reclassifications	(456)	1	—	(133)	(588)
Tax (expense) benefit before reclassifications	95	—	—	—	95
Amounts reclassified from accumulated other comprehensive loss	(6)	—	28	—	22
Tax (expense) benefit	3	—	(7)	—	(4)
Net other comprehensive income (loss)	(364)	1	21	(133)	(475)
Balance – June 30, 2020	$(564)	$1	$(690)	$(1,006)	$(2,259)

Millions of dollars	Financial Derivatives	Unrealized Gains on Available -for-Sale Debt Securities	Defined Benefit Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustments	Total
Balance – January 1, 2019	$(68)	$—	$(442)	$(853)	$(1,363)
Other comprehensive income (loss) before reclassifications	(129)	1	—	14	(114)
Tax (expense) benefit before reclassifications	29	—	—	(6)	23
Amounts reclassified from accumulated other comprehensive loss	(21)	—	14	—	(7)
Tax (expense) benefit	3	—	(4)	—	(1)
Net other comprehensive income (loss)	(118)	1	10	8	(99)
Balance – June 30, 2019	$(186)	$1	$(432)	$(845)	$(1,462)

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The amounts reclassified out of each component of Accumulated other comprehensive loss are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item on the Consolidated Statements of Income
Millions of dollars	2020	2019	2020	2019
Reclassification adjustments for:
Financial derivatives:
Foreign currency	$45	$26	$(8)	$(13)	Other income, net
Commodities	—	(2)	—	(8)	Sales and other operating revenue
Commodities	—	—	—	4	Cost of sales
Interest rates	2	—	2	(4)	Interest expense
Income tax expense (benefit)	12	7	(3)	(3)	Provision for income taxes
Financial derivatives, net of tax	35	17	(3)	(18)
Amortization of defined pension items:
Prior service cost	1	1	2	1	Other income, net
Actuarial loss	13	6	26	13	Other income, net
Income tax expense (benefit)	3	2	7	4	Provision for income taxes
Defined pension items, net of tax	11	5	21	10
Total reclassifications, before tax	61	31	22	(7)
Income tax expense (benefit)	15	9	4	1	Provision for income taxes
Total reclassifications, after tax	$46	$22	$18	$(8)	Amount included in net income
Non-controlling Interest—In February 2019, we increased our interest in our subsidiary La Porte Methanol Company, L.P., from 85% to 100%, for cash consideration of $63 million.
Redeemable Non-controlling Interests
Our redeemable non-controlling interests relate to shares of cumulative perpetual special stock (“redeemable non-controlling interest stock”) issued by our consolidated subsidiary, formerly known as A. Schulman. As of June 30, 2020 and December 31, 2019, we had 115,374 shares of redeemable non-controlling interest stock outstanding.
In February and May 2020, we paid cash dividends of $15.00 per share to our redeemable non-controlling interest shareholders of record as of January 15, 2020 and April 15, 2020, respectively. These dividends totaled $3 million for each of the six months ended June 30, 2020 and 2019.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

11. Per Share Data
Basic earnings per share are based upon the weighted average number of shares of common stock outstanding during the periods. Diluted earnings per share includes the effect of certain stock option awards and other equity-based compensation awards. We have unvested restricted stock units that are considered participating securities for earnings per share.
Earnings per share data and dividends declared per share of common stock are as follows:

	Three Months Ended June 30,
	2020		2019
Millions of dollars	Continuing Operations	Discontinued Operations	Continuing Operations	Discontinued Operations
Net income (loss)	$315	$(1)	$1,006	$(3)
Dividends on redeemable non-controlling interest stock	(1)	—	(1)	—
Net (income) loss attributable to participating securities	(1)	—	(2)	—
Net income (loss) attributable to ordinary shareholders – basic and diluted	$313	$(1)	$1,003	$(3)

Millions of shares, except per share amounts
Basic weighted average common stock outstanding	334	334	370	370
Effect of dilutive securities	—	—	—	—
Potential dilutive shares	334	334	370	370

Earnings (loss) per share:
Basic	$0.94	$—	$2.71	$(0.01)
Diluted	$0.94	$—	$2.71	$(0.01)

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Six Months Ended June 30,
	2020		2019
Millions of dollars	Continuing Operations	Discontinued Operations	Continuing Operations	Discontinued Operations
Net income (loss)	$458	$—	$1,823	$(3)
Dividends on redeemable non-controlling interest stock	(3)	—	(3)	—
Net (income) loss attributable to participating securities	(1)	—	(3)	—
Net income (loss) attributable to ordinary shareholders – basic and diluted	$454	$—	$1,817	$(3)

Millions of shares, except per share amounts
Basic weighted average common stock outstanding	334	334	371	371
Effect of dilutive securities	—	—	—	—
Potential dilutive shares	334	334	371	371

Earnings (loss) per share:
Basic	$1.36	$—	$4.90	$(0.01)
Diluted	$1.36	$—	$4.89	$(0.01)

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
Summarized financial information concerning reportable segments is shown in the following tables for the periods presented:

	Three Months Ended June 30, 2020
Millions of dollars	O&P– Americas	O&P– EAI	I&D	APS	Refining	Technology	Other	Total
Sales and other operating revenues:
Customers	$1,073	$1,642	$1,140	$700	$854	$137	$—	$5,546
Intersegment	360	60	17	5	65	40	(547)	—
	1,433	1,702	1,157	705	919	177	(547)	5,546
Income from equity investments	7	51	3	—	—	—	—	61
EBITDA	248	185	101	(44)	165	112	(7)	760

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Three Months Ended June 30, 2019
Millions of dollars	O&P– Americas	O&P– EAI	I&D	APS	Refining	Technology	Other	Total
Sales and other operating revenues:
Customers	$1,325	$2,283	$2,020	$1,257	$2,011	$152	$—	$9,048
Intersegment	789	222	42	1	169	21	(1,244)	—
	2,114	2,505	2,062	1,258	2,180	173	(1,244)	9,048
Income (loss) from equity investments	12	52	2	(2)	—	—	—	64
EBITDA	635	331	448	120	(66)	107	4	1,579

	Six Months Ended June 30, 2020
Millions of dollars	O&P– Americas	O&P– EAI	I&D	APS	Refining	Technology	Other	Total
Sales and other operating revenues:
Customers	$2,246	$3,706	$2,872	$1,793	$2,190	$233	$—	$13,040
Intersegment	979	220	55	8	177	66	(1,505)	—
	3,225	3,926	2,927	1,801	2,367	299	(1,505)	13,040
Income (loss) from equity investments	9	48	5	(1)	—	—	—	61
EBITDA	614	374	304	69	(107)	168	(16)	1,406

	Six Months Ended June 30, 2019
Millions of dollars	O&P– Americas	O&P– EAI	I&D	APS	Refining	Technology	Other	Total
Sales and other operating revenues:
Customers	$2,718	$4,626	$3,872	$2,595	$3,754	$261	$—	$17,826
Intersegment	1,507	414	84	2	308	53	(2,368)	—
	4,225	5,040	3,956	2,597	4,062	314	(2,368)	17,826
Income (loss) from equity investments	23	103	4	(2)	—	—	—	128
EBITDA	1,151	627	838	268	(81)	190	14	3,007
Operating results for our O&P–Americas segment includes LCM inventory valuation charges of $73 million during the first six months of 2020, primarily driven by declines in the prices of heavy liquids and ethylene. During the second quarter of 2020, operating results for our O&P–Americas segment include a LCM inventory valuation benefit of $38 million largely driven by recovery of market prices of heavy liquids and ethylene which were partially offset by declines in the price of polymers.
Our O&P–EAI segment results for the second quarter and first six months of 2020 were negatively impacted by $34 million and $70 million of LCM inventory valuation charges, respectively, largely due to a decline in the price of naphtha in the first quarter of 2020 and a decline in the price of polymers in the second quarter of 2020.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Operating results for our I&D segment in the second quarter and first six months of 2020 reflect $20 million and $98 million LCM inventory valuation charges, respectively, driven by declines in the prices of various gasoline blending components and butane in the first quarter of 2020 and declines in the prices of benzene and styrene, partially offset by recoveries in the prices of various gasoline blending components and butane, during the second quarter of 2020.
Our APS segment results for the second quarter and first six months of 2020 were negatively impacted by $67 million and $69 million LCM inventory valuation charges, respectively, mainly due to a decline in the price of polymers.
In our Refining segment, operating results include LCM inventory valuation charges of $13 million during the first six months of 2020, primarily driven by declines in the prices of crude oil and refined products. During the second quarter of 2020, our Refining segment operating results include a LCM inventory valuation benefit of $179 million primarily due to the recovery of market prices of crude oil and refined products.
Our APS segment results include integration costs associated with our 2018 acquisition of A. Schulman for the second quarter of 2020 and 2019 of $16 million and $19 million, respectively, and for the first six months of 2020 and 2019 of $30 million and $35 million, respectively.
A reconciliation of EBITDA to Income from continuing operations before income taxes is shown in the following table for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2020	2019	2020	2019
EBITDA:
Total segment EBITDA	$767	$1,575	$1,422	$2,993
Other EBITDA	(7)	4	(16)	14
Less:
Depreciation and amortization expense	(356)	(328)	(698)	(650)
Interest expense	(125)	(81)	(214)	(173)
Add:
Interest income	4	5	7	11
Income from continuing operations before income taxes	$283	$1,175	$501	$2,195

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
OVERVIEW
Results were lower in the second quarter and first six months of 2020 relative to the comparative 2019 periods, primarily reflecting lower margins and volumes in several segments. In the first six months of 2020, we demonstrated the value of our core strengths in operational excellence, cost management and capital discipline by delivering resilient results despite declines in economic activity associated with the global response to COVID-19. Our olefins and polyolefins businesses continued to benefit from strong demand for polymers used in consumer-driven packaging and healthcare applications. As expected, our Intermediates & Derivatives, Refining and Advanced Polymer Solutions segments were impacted by significant reductions in demand for transportation fuels and polymers utilized in automotive manufacturing and other durable goods markets. We believe the pandemic-driven decline in demand bottomed during the second quarter. As the quarter progressed, demand and prices for polyethylene exports from North America improved and the U.S. ethane feedstock advantage returned during May and June of 2020 with rebounding crude oil prices. We applied our experience with the first quarter progression of events in Asia to manage our global businesses and generate $1.3 billion of cash from operating activities during a challenging second quarter. We also moved quickly to strengthen our balance sheet and bolster liquidity, and believe we remain well-positioned to navigate through these volatile market conditions.
During the first six months of 2020, we recognized a lower of cost or market (“LCM”) inventory valuation charge of $323 million related to the decline in pricing for many of our raw material and finished goods inventories largely driven by the current economic conditions. Results for our second quarter of 2020 include a LCM inventory valuation benefit of $96 million largely driven by the recovery of market prices of crude oil and refined products since March 31, 2020. Further sustained price declines in our finished goods and raw materials could result in future LCM inventory valuation charges during the remainder of 2020. The extent to which further charges may occur is dependent on the pool-specific product prices and composition within each individual dollar value LIFO pool at the balance sheet date. However, if pricing trends improve, some or all of these charges could be reversed in future quarterly interim periods during 2020.
Events surrounding the ongoing COVID-19 pandemic, continue to evolve and impact global markets and demand for our products. We assessed accounting matters that generally require consideration of forecasted financial information based on the information reasonably available to us and the uncertain future impacts of COVID-19 and the related economic impacts. We will continue to assess the potential financial statement impacts of COVID-19 and commodity price volatility throughout the duration of the pandemic in accordance with our corporate accounting policies.

We remain committed to the health and safety of our employees, contractors and communities and are following governmental policies and recommendations related to the virus. Our manufacturing operations have been designated as an essential industry to support society’s needs during the pandemic in the majority of the regions in which we operate.

Significant items that affected our results during the second quarter and first six months of 2020 relative to the second quarter and first six months of 2019 include:
•O&P–Americas results declined primarily due to a decline in olefin and polyolefins margins;
•O&P–EAI results declined due to lower olefin and polyolefins margins;
•I&D segment results declined due to margin decreases primarily driven by our intermediate chemicals and oxyfuels and related products businesses; and
•APS segment results declined driven by lower compounding and solutions volumes.
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
•In April 2020, issued $2,000 million of guaranteed senior notes. Net proceeds from the sale of the notes totaled $1,974 million; and
•In April 2020, repaid $500 million outstanding under our Senior Revolving Credit Facility and $500 million outstanding under our U.S. Receivables Facility.
Results of operations for the periods discussed are presented in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2020	2019	2020	2019
Sales and other operating revenues	$5,546	$9,048	$13,040	$17,826
Cost of sales	4,894	7,542	11,762	14,988
Selling, general and administrative expenses	288	302	583	589
Research and development expenses	25	27	52	55
Operating income	339	1,177	643	2,194
Interest expense	(125)	(81)	(214)	(173)
Interest income	4	5	7	11
Other income, net	4	10	4	35
Income from equity investments	61	64	61	128
Provision for (benefit from) income taxes	(32)	169	43	372
Income from continuing operations	315	1,006	458	1,823
Loss from discontinued operations, net of tax	(1)	(3)	—	(3)
Net income	$314	$1,003	$458	$1,820

RESULTS OF OPERATIONS
Revenues—Revenues decreased by $3,502 million, or 39%, in the second quarter of 2020 compared to the second quarter of 2019 and by $4,786 million, or 27%, in the first six months of 2020 compared to the first six months of 2019. Average sales prices in the second quarter and the first six months of 2020 were lower for most of our products as sales prices generally correlate with crude oil prices, which decreased relative to the corresponding periods in 2019. These lower prices led to a 37% and 24% decrease in revenue in the second quarter and the first six months of 2020, respectively. Lower sales volumes resulted in a revenue decrease of 1% and 2% relative to the second quarter and first six months of 2019, respectively. Unfavorable foreign exchange impacts also resulted in a revenue decrease of 1% each in the second quarter and the first six months of 2020.
Cost of Sales—Cost of sales decreased by $2,648 million, or 35%, in the second quarter of 2020 compared to the second quarter of 2019 and by $3,226 million, or 22%, in the first six months of 2020 compared to the first six months of 2019. This decrease primarily related to lower feedstock and energy costs.
During the first six months of 2020, we recognized LCM inventory valuation charges of $323 million related to the decline in pricing for many of our raw material and finished goods inventories since December 31, 2019. During the second quarter of 2020, we recognized a LCM inventory valuation benefit of $96 million largely driven by the recovery of market prices of crude oil and refined products during the second quarter.
Operating Income—Operating income decreased by $838 million, or 71%, in the second quarter of 2020 compared to the second quarter of 2019 and by $1,551 million, or 71%, in the first six months of 2020 compared to the first six months of 2019. Operating income includes the effects of LCM inventory valuation charges as noted above.
In the second quarter of 2020, operating income in our O&P–Americas, I&D, APS, and O&P–EAI segments declined by $397 million, $348 million, $174 million, and $145 million, respectively, relative to the second quarter of 2019. The declines were partially offset by the increases of operating income in the amount of $226 million and $8 million in our Refining and Technology segments in the second quarter of 2020 compared to the second quarter of 2019.
In the first six months of 2020, operating income declined across all of our segments, including $543 million, $531 million, $223 million, $196 million, $29 million and $18 million declines in our O&P–Americas, I&D, APS, O&P–EAI, Refining and Technology segments, respectively, compared to the first six months of 2019.
Income from Equity Investments—Income from our equity investments declined by $3 million, or 5% in the second quarter of 2020 compared to the second quarter of 2019 and by $67 million, or 52%, in the first six months of 2020 compared to the first six months of 2019. The declines were largely as a result of lower sales prices and reduced polyolefin spreads for our joint ventures in our O&P–EAI and O&P–Americas segments.
Results for each of our business segments are discussed further in the “Segment Analysis” section below.
Income Taxes—We believe our effective income tax rate for 2020 will be lower than the previously provided guidance of mid-teens. Our effective income tax rate for the second quarter of 2020 was -11.3% compared with 14.4% for the second quarter of 2019, and for the first six months of 2020 was 8.6% compared with 16.9% for the first six months of 2019.

Our effective income tax rate fluctuates based on, among other factors, changes in pretax income in countries with varying statutory tax rates, changes in valuation allowances, changes in foreign exchange gains/losses, the amount of exempt income, changes in unrecognized tax benefits associated with uncertain tax positions and changes in tax laws.

On March 27, 2020, the U.S. enacted the Coronavirus Aid, Relief, and Economic Security Act, also known as the “CARES Act,” which contains numerous income tax provisions and other stimulus measures. We anticipate that several of the tax measures will favorably impact our income tax on our Consolidated Financial Statements for the year ended December 31, 2020. Based on our analysis as of June 30, 2020, we recorded an overall tax benefit including a remeasurement of our deferred income tax balances. We continue to assess the impact that the CARES Act will have on our Company.

Compared with the three months ended June 30, 2019, the lower effective tax rate for the three months ended June 30, 2020 was primarily attributable to a benefit resulting from various provisions of the CARES Act (-28.9%) including the remeasurement of our deferred tax balances resulting in negative tax expense for the quarter. The lower effective tax rate was further reduced by an increased relative impact of exempt income due to decreased pretax income (-9.6%), partially offset by changes in the pretax income in countries with varying statutory tax rates (2.5%) and tax benefits related to prior year research and development activities (5.9%). Compared with the six months ended June 30, 2019, the lower effective tax rate for the six months ended June 30, 2020 was primarily attributable to the increased relative impact of exempt income due to decreased pretax income (-9.0%), the projected benefit resulting from various provisions of the CARES Act (-6.4%), partially offset by the changes in pretax income in countries with varying statutory tax rates (2.7%) and reduced tax benefits related to prior year research and development activities (2.9%).

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
Comprehensive Income
Comprehensive income (loss) decreased by $591 million in the second quarter of 2020 compared to the second quarter of 2019 and by $1,738 million in the first six months of 2020 compared to the first six months of 2019, primarily due to lower net income and net unfavorable impacts of financial derivative instruments driven by periodic changes in benchmark interest rates. In the second quarter of 2020, these decreases were partially offset by the favorable impact of unrealized net changes in foreign currency translation adjustments, and in the first six months of 2020 supplemented by the unfavorable impact of unrealized net changes in foreign currency translation adjustments.
The predominant functional currency for our operations outside of the U.S. is the euro. Relative to the U.S. dollar, the value of the euro increased during the second quarter and decreased for first six months of 2020, resulting in net gains and losses, respectively, as reflected in the Consolidated Statements of Comprehensive Income. The net gains and losses related to unrealized changes in foreign currency translation impacts were partially offset by pre-tax losses of $37 million in the second quarter of 2020 and pre-tax gains of $2 million in the first six months of 2020 which represent the effective portion of our net investment hedges.
In the second quarter and first six months of 2020, the cumulative after-tax effects of our derivatives designated as cash flow hedges were net losses of $26 million and $364 million, respectively. Pre-tax gains of $3 million and pre-tax losses of $532 million related to forward-starting interest rate swaps, were driven by periodic changes in benchmark interest rates in the second quarter and first six months of 2020, respectively, primarily due to changes in the economy impacting late in the first quarter. The fluctuations of the U.S. dollar against the euro in the second quarter and first six months of 2020 and periodic changes in benchmark interest rates resulted in pre-tax losses of $69 million and pre-tax gains of $78 million, respectively, related to our cross-currency swaps. Pre-tax gains of $45 million and pre-tax losses of $8 million related to our cross-currency swaps were reclassified from Accumulated other comprehensive loss to Interest expense in the second quarter and first six months of 2020, respectively. The remaining change pertains to our commodity cash flow hedges.

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
Revenues and the components of EBITDA for the periods presented are reflected in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2020	2019	2020	2019
Sales and other operating revenues:
O&P–Americas segment	$1,433	$2,114	$3,225	$4,225
O&P–EAI segment	1,702	2,505	3,926	5,040
I&D segment	1,157	2,062	2,927	3,956
APS segment	705	1,258	1,801	2,597
Refining segment	919	2,180	2,367	4,062
Technology segment	177	173	299	314
Other, including intersegment eliminations	(547)	(1,244)	(1,505)	(2,368)
Total	$5,546	$9,048	$13,040	$17,826
Operating income (loss):
O&P–Americas segment	$107	$504	$345	$888
O&P–EAI segment	81	226	216	412
I&D segment	24	372	155	686
APS segment	(83)	91	(13)	210
Refining segment	116	(110)	(198)	(169)
Technology segment	104	96	151	169
Other, including intersegment eliminations	(10)	(2)	(13)	(2)
Total	$339	$1,177	$643	$2,194
Depreciation and amortization:
O&P–Americas segment	$133	$117	$257	$232
O&P–EAI segment	53	52	106	105
I&D segment	74	74	144	146
APS segment	39	30	83	59
Refining segment	49	44	91	87
Technology segment	8	11	17	21
Total	$356	$328	$698	$650

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2020	2019	2020	2019
Income (loss) from equity investments:
O&P–Americas segment	$7	$12	$9	$23
O&P–EAI segment	51	52	48	103
I&D segment	3	2	5	4
APS segment	—	(2)	(1)	(2)
Total	$61	$64	$61	$128
Other income (loss), net:
O&P–Americas segment	$1	$2	$3	$8
O&P–EAI segment	—	1	4	7
I&D segment	—	—	—	2
APS segment	—	1	—	1
Refining segment	—	—	—	1
Other, including intersegment eliminations	3	6	(3)	16
Total	$4	$10	$4	$35
EBITDA:
O&P–Americas segment	$248	$635	$614	$1,151
O&P–EAI segment	185	331	374	627
I&D segment	101	448	304	838
APS segment	(44)	120	69	268
Refining segment	165	(66)	(107)	(81)
Technology segment	112	107	168	190
Other, including intersegment eliminations	(7)	4	(16)	14
Total	$760	$1,579	$1,406	$3,007

Olefins and Polyolefins–Americas Segment

Overview—EBITDA declined in the second quarter and first six months of 2020 relative to the second quarter and first six months of 2019 due to lower olefin and polyolefin results in challenging market conditions arising from a low oil price environment and the impact of COVID-19.

Ethylene Raw Materials—We have flexibility to vary the raw material mix and process conditions in our U.S. olefins plants in order to maximize profitability as market prices for both feedstocks and products change. Although prices of crude-based liquids and natural gas liquids are generally related to crude oil and natural gas prices, during specific periods the relationships among these materials and benchmarks may vary significantly. Strong supplies from U.S. shale oil and gas in conjunction with the return of U.S. ethane feedstock advantages in June 2020 resulted in ethane being a preferred feedstock in our U.S. plants. In the second quarter and first six months of 2020 and 2019 approximately 60% of the raw materials used in our North American crackers was ethane.
The following table sets forth selected financial information for the O&P–Americas segment including Income from equity investments, which is a component of EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2020	2019	2020	2019
Sales and other operating revenues	$1,433	$2,114	$3,225	$4,225
Income from equity investments	7	12	9	23
EBITDA	248	635	614	1,151
Revenues—Revenues for our O&P–Americas segment decreased by $681 million, or 32%, in the second quarter of 2020 compared to the second quarter of 2019 and by $1,000 million, or 24%, in the first six months of 2020 compared to the first six months of 2019.
Average olefins and polyethylene sales prices were lower in the second quarter and first six months of 2020 compared to the second quarter and first six months of 2019 due to the lower oil price environment and the impact of COVID-19. These lower sales prices were responsible for a revenue decrease of 40% and 30% in the second quarter and first six months of 2020, respectively. Volume increases resulted in a revenue increase of 8% and 6% in the second quarter and first six months of 2020, respectively.
EBITDA—EBITDA decreased by $387 million, or 61%, in the second quarter of 2020 compared to the second quarter of 2019 and by $537 million, or 47%, in the first six months of 2020 compared to the first six months of 2019.
Lower olefin results led to a 37% decline in EBITDA in the second quarter of 2020 primarily due to ethylene margin declines of approximately $165 per ton driven by lower co-product prices. The decrease in olefin results in the first six months of 2020 compared to the first six months of 2019 resulted in a 13% decrease in EBITDA, largely driven by lower volumes due to a decline in downstream demand as a result of COVID-19. Polyethylene results declined resulting in a 22% and 20% decrease in EBITDA in the second quarter and first six months of 2020, respectively. This decrease was driven by a $277 and $231 per ton reduction in price spreads over ethylene in the second quarter and first six months of 2020, respectively. Decreased polypropylene results led to a 7% decrease in EBITDA in both the second quarter and first six months of 2020, respectively, largely due to a decline in margins attributed to lower price spreads over propylene of $119 and $111 per ton, in the second quarter and first six months of 2020, respectively.
Segment results declined $73 million, or 6%, during the first six months of 2020, due to a LCM inventory valuation charge primarily driven by declines in the prices of heavy liquids and ethylene. Second quarter of 2020 results include a LCM inventory valuation benefit of $38 million, or 6%, related to the reversal of LCM inventory valuation charges recognized in the first quarter of 2020, largely driven by recovery of market prices of heavy liquids and ethylene which were partially offset by declines in the price of polymers.

Olefins and Polyolefins–Europe, Asia, International Segment

Overview—EBITDA for the second quarter and first six months of 2020 decreased compared to the second quarter and first six months of 2019 mainly as a result of lower olefin and polyolefin results. Results were also decreased due to a LCM inventory charges recognized in the second quarter and first six months of 2020. To improve liquidity during the pandemic we have deferred certain planned maintenance which was scheduled for 2020.

The following table sets forth selected financial information for the O&P–EAI segment including Income from equity investments, which is a component of EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2020	2019	2020	2019
Sales and other operating revenues	$1,702	$2,505	$3,926	$5,040
Income from equity investments	51	52	48	103
EBITDA	185	331	374	627
Revenues—Revenues decreased by $803 million, or 32%, in the second quarter of 2020 compared to the second quarter of 2019 and by $1,114 million, or 22%, in the first six months of 2020 compared to the first six months of 2019.
Average sales prices in the second quarter and first six months of 2020 were lower across most products as sales prices generally correlate with crude oil prices, which on average, decreased compared to the comparative periods in 2019. These lower average sales prices were responsible for revenue decreases of 32% and 21% in the second quarter and first six months of 2020, respectively. Volume improvements resulted in a revenue increase of 2% and 1% in the second quarter and first six months of 2020, respectively. Foreign exchange impacts, which on average, were unfavorable resulted in a revenue decrease of 2% in each of the second quarter and first six months of 2020.
EBITDA—EBITDA decreased in the second quarter of 2020 by $146 million, or 44%, compared to the second quarter of 2019 and by $253 million, or 40%, in the first six months of 2020 compared to the first six months of 2019.
Lower olefins results led to a 29% and 6% decrease in EBITDA in the second quarter and first six months of 2020, respectively. These decreases were primarily due to decreased ethylene prices, which outpaced the decrease in the weighted average cost of ethylene by $269 and $197 per ton, respectively. Decreased polypropylene results led to a 9% and 10% decrease in EBITDA in the second quarter and first six months of 2020, respectively, largely due to a decline in margins attributed to a reduction in price spreads over propylene by $9 and $38 per ton, in the second quarter and first six months of 2020, respectively.
Lower income from our equity investments led to decreases in EBITDA of 9% in the first six months of 2020 mainly attributable to lower margins for our joint ventures in Saudi Arabia and Asia. Results were further reduced by $34 million, or 10%, in the second quarter of 2020 and $70 million, or 11%, in the first six months of 2020 due to LCM inventory valuation charges resulting from a decline in the price of naphtha in the first quarter of 2020 and a decline in the price of polymers in the second quarter of 2020. Unfavorable foreign exchange impacts resulted in a 2% declined in EBITDA in both the second quarter and first six months of 2020.

Intermediates and Derivatives Segment

Overview—EBITDA for our I&D segment was lower in the second quarter and first six months of 2020 compared to the second quarter and first six months of 2019, largely driven by decreased demand and margin erosion due to the impacts of COVID-19, particularly within our intermediate chemicals and oxyfuels related products.
The following table sets forth selected financial information for the I&D segment including Income from equity investments, which is a component of EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2020	2019	2020	2019
Sales and other operating revenues	$1,157	$2,062	$2,927	$3,956
Income from equity investments	3	2	5	4
EBITDA	101	448	304	838
Revenues—Revenues decreased by $905 million, or 44%, in the second quarter of 2020 compared to the second quarter of 2019 and by $1,029 million, or 26%, in the first six months of 2020 compared to the first six months of 2019.
Lower average sales prices in the second quarter and first six months of 2020 for most products, which reflect the impacts of lower feedstock and energy costs and lower demand, were responsible for a revenue decrease of 29% and 20%, respectively. Lower sales volumes resulted in a 14% and 5% decrease in revenues in the second quarter and first six months of 2020, respectively. Foreign exchange impacts, which on average, were unfavorable resulted in a revenue decrease of 1% in each of the second quarter and first six months of 2020.
EBITDA—EBITDA decreased $347 million, or 77%, in the second quarter of 2020 compared to the second quarter of 2019 and by $534 million, or 64%, in the first six months of 2020 compared to the first six months of 2019 primarily driven by lower margins across most businesses.
Oxyfuels and related products results declined, resulting in a 33% and 15% decrease in EBITDA in the second quarter and first six months of 2020, respectively. The decline was a result of lower margins as fuel demand significantly declined in response to the pandemic, including lockdowns and the resulting economic slowdown, as well as a decline in crude oil prices. Decreased intermediate chemicals results led to an EBITDA decrease of 29% and 27% in the second quarter and first six months of 2020, respectively. This decrease was a result of lower margins across most businesses, in particular styrene, as market supply increased and demand weakened in 2020. Lower propylene oxide and derivatives results decreased EBITDA by 9% in the second quarter of 2020, driven by lower volumes due to lower demand on construction, automotive and furniture industries which were impacted by COVID-19. Propylene oxide and derivatives results declined 7% in the first six months of 2020, driven by lower margins due to increased market competition.
Results of our I&D segment were further reduced by $98 million, or 12%, in the first six months of 2020 due to LCM inventory valuation charges resulting from a decline in the price of various gasoline blending components, butane, benzene and styrene since December 31, 2019. Results in the second quarter were reduced by $20 million, or 4%, due to LCM inventory valuation charges resulting from a decline in the price of benzene and styrene, despite price improvements for various gasoline blending components and butane since the first quarter of 2020.

Advanced Polymer Solutions Segment
Overview—EBITDA for our APS segment decreased in the second quarter and first six months of 2020 relative to the second quarter and first six months of 2019, primarily due to lower compounding and solutions volumes.
The following table sets forth selected financial information for the APS segment including losses from equity investments, which is a component of EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2020	2019	2020	2019
Sales and other operating revenues	$705	$1,258	$1,801	$2,597
Loss from equity investments	—	(2)	(1)	(2)
EBITDA	(44)	120	69	268
Revenues—Revenues decreased by $553 million, or 44%, in the second quarter of 2020 compared to the second quarter of 2019 and by $796 million, or 31%, in the first six months of 2020 compared to the first six months of 2019.
Sales volumes declined in the second quarter and first six months of 2020 stemming from lower market demand for compounding and solutions, including lower automotive and construction demand, which led to a 39% and 26% decrease in revenue in the second quarter and first six months of 2020, respectively. Average sales prices also declined resulting in a 3% decline in revenue in each the second quarter and first six months of 2020. Foreign exchange impacts, which on average, were unfavorable resulted in a revenue decrease of 2% in each of the second quarter and first six months of 2020.

EBITDA—EBITDA decreased $164 million, or 137%, in the second quarter of 2020 compared to the second quarter of 2019 and by $199 million, or 74%, in the first six months of 2020 compared to the first six months of 2019.

This decrease was driven by decreased compounding and solutions results which resulted in a 72% and 42% decrease in EBITDA in the second quarter and first six months of 2020, respectively. The decrease was largely due to lower volumes driven by reduced automotive demand as a result of economic conditions caused by COVID-19.

EBITDA decreased $67 million, or 56%, in the second quarter of 2020 compared to the second quarter of 2019 and by $69 million, or 26%, in the first six months of 2020 compared to the first six months of 2019 due to LCM inventory valuation charges resulting from a decline in the price of polymers. Unfavorable foreign exchange impacts reduced EBITDA by 2% and 1% in the second quarter and first six months of 2020, respectively. Integration costs related to the acquisition of A. Schulman were relatively unchanged in the second quarter and first six months of 2020 relative to the comparative periods in 2019.
Refining Segment

Overview—EBITDA for our Refining segment increased in the second quarter relative to the second quarter of 2019 due to improved margins on by-products and a favorable mark-to-market gain on crude oil hedging. EBITDA decreased in the first six months of 2020 relative to the first six months of 2019 due to lower volumes and a lower of cost or market inventory charge.

The following table sets forth selected financial information and heavy crude oil processing rates for the Refining segment and the U.S. refining market margins for the applicable periods. “Brent” is a light sweet crude oil and is one of the main benchmark prices for purchases of oil worldwide. “Maya” is a heavy sour crude oil grade produced in Mexico that is a relevant benchmark for heavy sour crude oils in the U.S. Gulf Coast market. References to industry benchmarks for refining market margins are to industry prices reported by Platts, a division of S&P Global.

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2020	2019	2020	2019
Sales and other operating revenues	$919	$2,180	$2,367	$4,062
EBITDA	165	(66)	(107)	(81)

Thousands of barrels per day
Heavy crude oil processing rates	237	261	231	260

Market margins, dollars per barrel
Brent - 2-1-1	$4.42	$12.74	$5.87	$10.59
Brent - Maya differential	8.85	6.26	9.32	5.69
Total Maya 2-1-1	$13.27	$19.00	$15.19	$16.28
Revenues—Revenues decreased by $1,261 million, or 58%, in the second quarter of 2020 compared to the second quarter of 2019 and by $1,695 million, or 42%, in the first six months of 2020 compared to the first six months of 2019.
Lower product prices led to a revenue decrease of 53% and 38% relative to the second quarter and first six months of 2019, respectively, due to an average crude oil price decrease of approximately $37 per barrel in the second quarter of 2020 and $26 per barrel in the first six months of 2020. In addition, rates on conversion units were lower due to an unplanned outage at our fluid catalytic cracking unit, as well as crude selection and the optimization of refinery operations. Heavy crude oil processing rates decreased during the second quarter and first six months of 2020, leading to a decrease in overall sales volumes of 5% and 4%, respectively.
EBITDA—EBITDA increased by $231 million, or 350%, in the second quarter of 2020 compared to the second quarter of 2019 and decreased by $26 million, or 32%, in the first six months of 2020 compared to the first six months of 2019.

Results of our Refining segment were reduced by $13 million, or 16%, in the first six months of 2020, due to an LCM inventory valuation charge resulting from a decline in the prices of crude oil and refined products since December 31, 2019. Results in the second quarter of 2020 include a LCM inventory valuation benefit of $179 million as market prices recovered since March 31, 2020, resulting in a 271% increase in EBITDA.

Margins increased by 90% and 11% in the second quarter and first six months of 2020, respectively, primarily due to increased margins of the primary by-products of our crude processing units and a favorable mark-to-market gain on crude oil hedging. This increase was partially offset by unplanned outages at our fluid catalytic cracking unit, which restricted the yield of higher-margin refined products, and a 30% and 7% decrease in the Maya 2-1-1 market margin in the second quarter and first six months of 2020, relative to the comparable periods in 2019, driven primarily by lower refined product cracks. Lower heavy crude oil processing rates resulted in a 11% and 27% decrease in EBITDA relative to the second quarter and first six months of 2019, respectively.

Technology Segment

Overview—EBITDA for our Technology segment increased in the second quarter of 2020 compared to the second quarter of 2019 due to higher catalyst results, but decreased in the first six months of 2020 compared to the first six months of 2019, primarily due to lower licensing revenues.
The following table sets forth selected financial information for the Technology segment:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2020	2019	2020	2019
Sales and other operating revenues	$177	$173	$299	$314
EBITDA	112	107	168	190
Revenues—Revenues increased by $4 million, or 2%, in the second quarter of 2020 compared to the second quarter of 2019 and decreased by $15 million, or 5%, in the first six months of 2020 compared to the first six months of 2019.
Lower licensing revenues were responsible for revenue decreases of 9% and 11% in the second quarter and first six months of 2020 compared to the corresponding periods in 2019. Higher catalyst sales volumes, driven by orders from customers to secure inventory early during the pandemic, resulted in a 10% and 5% increase in revenue in the second quarter and first six months of 2020, respectively. Increases in average catalyst sales prices resulted in revenue increases of 2% and 3% in the second quarter and first six months of 2020, respectively. Foreign exchange impacts, which on average, were unfavorable led to a revenue decrease of 1% and 2% in the second quarter and first six months of 2020, respectively.
EBITDA—EBITDA increased by $5 million, or 5%, in the second quarter of 2020 compared to the second quarter of 2019 and decreased by $22 million, or 12%, in the first six months of 2020 compared to the first six months of 2019.

Lower licensing revenues were responsible for decreases of 17% and 21% in the second quarter and first six months of 2020 compared to the corresponding periods in 2019 as a result of fewer contracts reaching significant milestones and lower average contract values. Higher catalyst results increased EBITDA by 26% and 13% in the second quarter and first six months of 2020, respectively, driven by orders from customers to secure inventory early during the pandemic. Unfavorable foreign exchange impacts reduced EBITDA by 2% and 1% in the second quarter and first six months of 2020, respectively.

FINANCIAL CONDITION
Operating, investing and financing activities of continuing operations, which are discussed below, are presented in the following table:

	Six Months Ended June 30,
Millions of dollars	2020	2019
Source (use) of cash:
Operating activities	$1,834	$1,843
Investing activities	(1,727)	(456)
Financing activities	1,568	(482)
Operating Activities—Cash of $1,834 million generated by operating activities in the first six months of 2020 reflected earnings adjusted for non-cash items, payments for employee bonuses, income taxes, and cash provided by the main components of working capital—Accounts receivable, Inventories and Accounts payable.
In the first six months of 2020, the main components of working capital provided $465 million of cash driven by decreases in Accounts receivable and Inventory, partially offset by a decrease in Accounts payable. The decrease in Accounts receivable was primarily driven by lower sales in our Refining, APS and I&D segments due to unfavorable market conditions. The decrease in Inventory was primarily driven by company-wide inventory reduction initiatives as well as lower prices. The decrease in Accounts payable was primarily due to lower cost of sales resulting from lower production across multiple segments driven by unfavorable market conditions.
Cash of $1,843 million generated by operating activities in the first six months of 2019 reflected earnings adjusted for non-cash items, payments for employee bonuses, income taxes, and cash consumed by the main components of working capital—Accounts receivable, Inventories and Accounts payable.
In the first six months of 2019, the main components of working capital consumed $538 million of cash. The increase in Accounts receivable was due to higher sales volumes in our O&P—EAI segment during the period. Inventories increased due to inventory build in our Refining and O&P—EAI segments as inventories returned to more balanced levels and operations improved. Lower feedstock and energy costs relative to fourth quarter of 2018, partially offset by higher volumes drove a decrease in Accounts payable.
Investing Activities
Investments—We invest cash in investment-grade and other high-quality instruments that provide adequate flexibility to redeploy funds as needed to meet our cash flow requirements while maximizing yield.
In the first six months of 2020 we invested $270 million in debt securities that are deemed available-for-sale. We also invested $184 million in equity securities in the first six months of 2020. Our investments in available-for-sale debt securities and equity securities are classified as Short-term investments.
We received proceeds of $511 million in the first six months of 2019 upon the sale and maturity of certain of our available-for-sale debt securities. Additionally, in the first six months of 2020 and 2019 we received proceeds of $1 million and $332 million, respectively, on the sale of our investments in equity securities.

Capital Expenditures—The following table summarizes capital expenditures for the periods presented:

	Six Months Ended June 30,
Millions of dollars	2020	2019
Capital expenditures by segment:
O&P–Americas	$394	$533
O&P–EAI	76	103
I&D	658	417
APS	23	27
Refining	37	96
Technology	56	34
Other	4	11
Consolidated capital expenditures	$1,248	$1,221
In the first six months of 2020 and 2019, our capital expenditures included construction related to our PO/TBA plant at our Houston, Texas facility, turnaround activities at several sites and other plant improvement projects. Additionally, in the first six months of 2019, our capital expenditures included construction related to our Hyperzone polyethylene plant at our La Porte, Texas facility. The higher level of capital expenditures in the first six months of 2020 relative to the same period in 2019 was primarily driven by an increase in our I&D segment largely due to the construction of our PO/TBA plant partially offset by a decrease in our O&P–Americas segment related to our Hyperzone polyethylene plant. To reduce operational and financial risk associated with the ongoing COVID-19 pandemic and the significant drop in the price of oil, we are postponing selected growth projects and planned maintenance, including slowing construction activities on our PO/TBA plant. We currently expect that these actions will reduce our 2020 capital expenditures by approximately 20% from our prior guidance of $2.4 billion to our current outlook of $1.9 billion, including investments in our U.S. and European PO joint ventures.
Financing Activities—In the first six months of 2020 and 2019, we made payments of $4 million and $512 million to acquire approximately 0.1 million and 5.6 million, respectively, of our outstanding ordinary shares. We also made dividend payments totaling $701 million and $760 million in the first six months of 2020 and 2019, respectively. For additional information related to our share repurchases and dividend payments, see Note 10 to the Consolidated Financial Statements.
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
Additionally, in April 2020 we repaid $500 million outstanding under our Senior Revolving Credit Facility and $500 million outstanding under our U.S. Receivables Facility.

In May 2020, we terminated and cash settled $2,000 million in notional value of our cross-currency interest rate swaps, designated as cash flows hedges, maturing in 2021 and 2024. Upon termination of the swaps, we received $346 million from our counterparties.
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
Through the issuance and repurchase of commercial paper instruments under our commercial paper program, we received net proceeds of $212 million in the first six months of 2020 and made net repayments of $128 million in the first six months of 2019. Additional information related to commercial paper can be found in the Liquidity and Capital Resources section below and in Note 6 to the Consolidated Financial Statements.
In February 2019, we purchased the non-controlling interest in our subsidiary that holds our La Porte, Texas methanol facility for $63 million.
Liquidity and Capital Resources
Overview
As a result of COVID-19, we are taking actions to manage our financial risk. In April 2020, we announced that we reduced our budgeted 2020 capital expenditures by $500 million, bringing our total budget to $1.9 billion. We increased liquidity by $2 billion through the issuance of guaranteed senior notes in April 2020. Additionally, we continue to focus on cost savings while minimizing working capital.
We intend to continue to declare and pay quarterly dividends, with the goal of increasing the dividend over time, after giving consideration to our cash balances and expected results from operations. Our focus on funding our dividends while remaining committed to a strong investment grade balance sheet continues to be the foundation of our capital deployment strategy.
Cash and cash equivalents, cash from our short-term investments, cash from operating activities, proceeds from the issuance of debt, or a combination thereof, may be used to fund the purchase of shares under our share repurchase authorization.
We plan to fund our ongoing working capital, capital expenditures, debt service and other funding requirements with cash from operations, which could be affected by general economic, financial, competitive, legislative, regulatory, business and other factors, many of which are beyond our control. We believe that our current liquidity availability and cash from operating activities provide us with sufficient financial resources to meet our anticipated capital requirements and obligations as they come due. Further, we believe the current economic environment will not have an adverse effect on our ability to be in compliance with our debt covenants.
Cash and Liquid Investments
As of June 30, 2020, we had Cash and cash equivalents and marketable securities classified as Short-term investments totaling $3,203 million.
At June 30, 2020, we held $775 million of cash in jurisdictions outside of the U.S., principally in the United Kingdom. There are currently no legal or economic restrictions that would materially impede our transfers of cash.

Credit Arrangements
At June 30, 2020, we had total debt, including current maturities, of $14,336 million, and $196 million of outstanding letters of credit, bank guarantees and surety bonds issued under uncommitted credit facilities.
We had total unused availability under our credit facilities of $2,541 million at June 30, 2020, which included the following:
•$2,017 million under our $2,500 million Senior Revolving Credit Facility, which backs our $2,500 million commercial paper program. Availability under this facility is net of outstanding borrowings, outstanding letters of credit provided under the facility and notes issued under our commercial paper program. A small portion of our availability under this facility is impacted by changes in the euro/U.S. dollar exchange rate. At June 30, 2020, we had $473 million of outstanding commercial paper, net of discount, no borrowings or letters of credit outstanding under this facility; and
•$524 million under our $900 million U.S. Receivables Facility. Availability under this facility is subject to a borrowing base of eligible receivables, which is reduced by outstanding borrowings and letters of credit, if any. At June 30, 2020, we had no borrowings or letters of credit outstanding under this facility.
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
In April 2020, we issued the 2025 Notes, the 2030 Notes, and 2050 Notes. The 2025 Notes, 2030 Notes and 2050 Notes may be redeemed before the date that is one month, three months, or six months, respectively, prior to the scheduled maturity date at a redemption price equal to the greater of 100% of the principal amount of the notes redeemed and the sum of the present values of the remaining scheduled payments of principal and interest (discounted at the applicable treasury yield plus 40 basis points in the case of the 2025 Notes or 45 basis points in the case of the 2030 Notes and 2050 Notes) on the notes to be redeemed. The 2025 Notes, 2030 Notes and 2050 Notes may also be redeemed on or after the date that is one month, three months, or six months, respectively, prior to the scheduled maturity date of the notes at a redemption price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest. The notes are also redeemable upon certain tax events.
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
For additional information, see Note 6 to our Consolidated Financial Statements.

Share Repurchases
In May 2020, our shareholders approved a proposal to authorize us to repurchase up to 34.0 million of our ordinary shares through November 29, 2021, which superseded any prior repurchase authorizations. Our share repurchase authorization does not have a stated dollar amount, and purchases may be made through open market purchases, private market transactions or other structured transactions. Repurchased shares could be retired or used for general corporate purposes, including for various employee benefit and compensation plans. The maximum number of shares that may yet be purchased is not necessarily an indication of the number of shares that will ultimately be purchased. In the first six months of 2020, we purchased approximately 0.1 million shares under our share repurchase authorization for approximately $4 million.
As of July 29, 2020, we had approximately 34.0 million shares remaining under the current authorization. The timing and amounts of additional shares repurchased, if any, will be determined based on our evaluation of market conditions and other factors, including any additional authorizations approved by our shareholders. For additional information related to our share repurchase authorizations, see Note 10 to the Consolidated Financial Statements.
Capital Budget
As a result of the coronavirus and current market conditions, the Company has postponed selected growth projects and planned maintenance, including slowing construction activities on our PO/TBA plant. We currently expect that these actions will reduce 2020 capital expenditures to $1.9 billion. This represents a 20% decrease compared to our budget as of December 31, 2019. Our capital expenditures budget includes approximately $75 million for investments in our U.S. and European PO joint ventures. Once complete, our world-scale PO/TBA plant will have the capacity to produce 470 thousand tons of PO and 1.0 million tons of tertiary butyl alcohol. We expect the project to be complete in the second half of 2022.

Equity Investment

In March 2020, we signed a definitive agreement to expand in China through a 50% joint venture with the Liaoning Bora Enterprise Group (“Bora”). The joint venture with Bora will operate a 1.1 million ton ethylene cracker and associated polyolefin derivative complex in Panjin, China. We estimate investing CNY 3.3 billion (approximately $460 million) in the joint venture and expect commissioning to begin in the third quarter of 2020.
CURRENT BUSINESS OUTLOOK

Demand for our products is improving with increased economic activity. In June and July of 2020, we raised operating rates and prices in response to increased demand for North American polyethylene exports to Asia. During the third quarter of 2020, we anticipate operating our North American ethylene plants at approximately 95% of nameplate capacity, and our European crackers are expected to operate at approximately 90% of nameplate capacity. With increased mobility and reductions in fuel inventories, we expect improving demand for our refining and oxyfuels and related products businesses. Accordingly, we anticipate our operating rates at our refinery to be approximately 85% to 90% of nameplate capacity during the third quarter of 2020. In response to lower demand for certain products, we had previously idled production at several small plants in the Advanced Polymer Solutions segment serving automotive end markets and reduced production rates at other plants. As demand rebounds for our plastics used in automotive manufacturing, in July 2020, we restarted most of our plants previously idled, and we plan to operate our compounding capacity at rates that match automotive demand.

We expect the recent startup of our Hyperzone polyethylene capacity, the establishment of new Asian joint ventures and the integration of our A. Schulman acquisition will benefit us. We accelerated our plans to reduce capital expenditures and are aggressively managing our inventories to prioritize liquidity and maximize cash flow. Our focus on funding the dividend while remaining committed to a strong investment grade balance sheet continues to be the foundation of our capital deployment strategy.

Despite the volatile macro-economic environment, we believe our leading portfolio, advantaged positions and disciplined approach will enable us to continue capturing opportunities and delivering resilient results through business cycles.

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
During the first six months of 2020, we recognized LCM inventory valuation charges of $323 million related to the decline in pricing for many of our raw material and finished goods inventories. During the second quarter of 2020, we recognized a LCM inventory valuation benefit of $96 million, largely driven by the recovery of market prices of crude oil and refined products during the quarter. In the first quarter of 2020, market price declines in crude oil, heavy liquids and ethylene were the primary contributors to the LCM inventory valuation charges, and representative prices used in the calculation of this LCM inventory valuation charge were $12.14/barrel for crude, $13.50/barrel for heavy liquids and $205/ton for ethylene. In the second quarter of 2020, market price recoveries in crude oil, heavy liquids and ethylene were the primary contributors to the LCM inventory valuation benefit. Representative prices used in the calculation of the LCM inventory valuation benefit were $32.22/barrel for crude, $40.42/barrel for heavy liquids and $276/ton for ethylene.
Since our inventory consists of manufactured products derived from crude oil, natural gas, natural gas liquids and correlated materials, as well as the associated feedstocks and intermediate chemicals, our inventory market values are generally influenced by changes in the benchmark of crude oil and heavy liquid values and prices for manufactured finished goods. The degree of influence of a particular benchmark may vary from period to period, as the composition of the dollar value LIFO pools change. Additionally, an LCM condition may arise due to a volumetric decline in a particular material that had previously provided a positive impact within a pool. As a result, market valuations and LCM conditions are dependent upon the inventory composition at the balance sheet date. In the measurement of an LCM adjustment, the numeric input value for determining the crude oil market price includes pricing that is weighted by volume of inventories held at a point in time, including WTI, Brent and Maya crude oils.
Currently, ten out of our eleven LIFO inventory pools are “at-risk” for further adjustment as each impacted LIFO pool has been reduced to, or close to, the calculated market value at the last balance sheet measurement date. “At-risk” inventory accounts for
$2.6 billion of our total inventory carrying value as of June 30, 2020. The extent to which further adjustment may occur is dependent on the pool specific product prices and composition within each individual dollar value LIFO pool at the balance sheet date. Further sustained price declines in our finished goods and raw materials could result in future LCM inventory valuation charges. However, if pricing trends reverse, some, or all of these charges could be reversed in future quarterly interim periods during 2020.
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
•uncertainties related to the extent and duration of the pandemic-related decline in demand, or other impacts due to the pandemic in geographic regions or markets served by us, or where our operations are located, including the risk of prolonged recession;

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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market and regulatory risks is described in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2019. Our exposure to such risks has not changed materially in the six months ended June 30, 2020.
Item 4. CONTROLS AND PROCEDURES
As of June 30, 2020, with the participation of our management, our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) carried out an evaluation, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the Act), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2020.
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
The following is a description of environmental proceedings to which a governmental authority is a party and potential monetary penalties are reasonably likely to be $100,000 or more:

In September 2019, the Illinois Environmental Protection Agency referred three emission events that occurred at our Tuscola facility in September and October 2018 to the Illinois Attorney General's Office (IAG) for enforcement. In June 2020, the parties entered into a Stipulation and Proposal for Settlement with a penalty of $120,000.

On May 19, 2020, the IAG notified us that the Illinois Environmental Protection Agency had referred six emission events that occurred at our Morris facility in 2018 and 2019 for enforcement. Equistar is planning to meet with the IAG to discuss resolution of this matter. We reasonably believe that the IAG may assert a penalty demand in excess of $100,000.

Additional information about our other environmental proceedings can be found in Part I, Item 3 of our 2019 Annual Report on Form 10-K and Part II, Item 1 of our Form 10-Q for the quarter ended March 31, 2020, which is incorporated into this Item 1 by reference.
Item 1A. RISK FACTORS

There have been no material changes to the risk factors associated with our business previously disclosed in “Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2019, and Form 10-Q for the quarter ended March 31, 2020.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

In May 2020, we announced a share repurchase authorization of up to 34.0 million of our ordinary shares through November 29, 2021, which superseded any prior repurchase authorizations. The maximum number of shares that may yet be purchased is not necessarily an indication of the number of shares that will ultimately be purchased.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.

Item 6. EXHIBITS

Exhibit Number	Description

10.1+*	Form of Director Restricted Stock Unit Award Agreement

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32*	Certifications pursuant to 18 U.S.C. Section 1350

101.INS*	XBRL Instance Document–The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

+ Management contract or compensatory plan, contract or arrangement
* Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LYONDELLBASELL INDUSTRIES N.V.

Date:	July 31, 2020	/s/ Jacinth C. Smiley
Jacinth C. Smiley
Vice President and
Chief Accounting Officer
(Principal Accounting Officer)