Form 10-Q
period 2021-03-31
LyondellBasell Industries N.V.
filed 2021-04-30
CIK 1489393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
The registrant had 334,353,962 ordinary shares, €0.04 par value, outstanding at April 28, 2021 (excluding 5,691,666 treasury shares).

LYONDELLBASELL INDUSTRIES N.V.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
Millions of dollars, except earnings per share	2021	2020
Sales and other operating revenues:
Trade	$8,851	$7,303
Related parties	231	191
	9,082	7,494
Operating costs and expenses:
Cost of sales	7,678	6,868
Selling, general and administrative expenses	287	295
Research and development expenses	29	27
	7,994	7,190
Operating income	1,088	304
Interest expense	(110)	(89)
Interest income	2	3
Other income, net	25	—
Income from continuing operations before equity investments and income taxes	1,005	218
Income from equity investments	137	—
Income from continuing operations before income taxes	1,142	218
Provision for income taxes	70	75
Income from continuing operations	1,072	143
(Loss) income from discontinued operations, net of tax	(2)	1
Net income	1,070	144
Dividends on redeemable non-controlling interests	(2)	(2)
Net income attributable to the Company shareholders	$1,068	$142

Earnings per share:
Net income (loss) attributable to the Company shareholders —
Basic:
Continuing operations	$3.20	$0.42
Discontinued operations	(0.01)	—
	$3.19	$0.42
Diluted:
Continuing operations	$3.19	$0.42
Discontinued operations	(0.01)	—
	$3.18	$0.42
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
Millions of dollars	2021	2020
Net income	$1,070	$144
Other comprehensive income (loss), net of tax –
Financial derivatives	175	(338)
Unrealized losses on available-for-sale debt securities	—	(2)
Defined benefit pension and other postretirement benefit plans	11	10
Foreign currency translations	(107)	(199)
Total other comprehensive income (loss), net of tax	79	(529)
Comprehensive income (loss)	1,149	(385)
Dividends on redeemable non-controlling interests	(2)	(2)
Comprehensive income (loss) attributable to the Company shareholders	$1,147	$(387)
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED BALANCE SHEETS

Millions of dollars	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$1,452	$1,763
Restricted cash	11	2
Short-term investments	383	702
Accounts receivable:
Trade, net	3,796	3,291
Related parties	165	150
Inventories	4,632	4,344
Prepaid expenses and other current assets	1,525	1,382
Total current assets	11,964	11,634
Operating lease assets	1,466	1,492
Property, plant and equipment, at cost	21,631	21,484
Less: Accumulated depreciation	(7,241)	(7,098)
Property, plant and equipment, net	14,390	14,386
Equity investments	4,794	4,729
Goodwill	1,904	1,953
Intangible assets, net	717	751
Other assets	511	458
Total assets	$35,746	$35,403
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED BALANCE SHEETS

Millions of dollars, except shares and par value data	March 31, 2021	December 31, 2020
LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY
Current liabilities:
Current maturities of long-term debt	$958	$8
Short-term debt	682	663
Accounts payable:
Trade	2,703	2,398
Related parties	579	550
Accrued liabilities	1,953	1,883
Total current liabilities	6,875	5,502
Long-term debt	13,785	15,286
Operating lease liabilities	1,199	1,222
Other liabilities	2,554	2,957
Deferred income taxes	2,403	2,332
Commitments and contingencies
Redeemable non-controlling interests	116	116
Shareholders’ equity:
Ordinary shares, €0.04 par value, 1,275 million shares authorized, 334,313,140 and 334,015,220 shares outstanding, respectively	19	19
Additional paid-in capital	5,993	5,986
Retained earnings	5,158	4,440
Accumulated other comprehensive loss	(1,864)	(1,943)
Treasury stock, at cost, 5,732,488 and 6,030,408 ordinary shares, respectively	(506)	(531)
Total Company share of shareholders’ equity	8,800	7,971
Non-controlling interests	14	17
Total equity	8,814	7,988
Total liabilities, redeemable non-controlling interests and equity	$35,746	$35,403
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
Millions of dollars	2021	2020
Cash flows from operating activities:
Net income	$1,070	$144
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	335	342
Amortization of debt-related costs	5	4
Share-based compensation	19	16
Inventory valuation charges	—	419
Equity investments—
Equity income	(137)	—
Distributions of earnings, net of tax	20	15
Deferred income tax (benefit) provision	(83)	68
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(593)	4
Inventories	(360)	121
Accounts payable	327	(235)
Other, net	(32)	(356)
Net cash provided by operating activities	571	542
Cash flows from investing activities:
Expenditures for property, plant and equipment	(340)	(660)
Proceeds from maturities of available-for-sale debt securities	74	—
Proceeds from equity securities	226	1
Other, net	(19)	(4)
Net cash used in investing activities	(59)	(663)
Cash flows from financing activities:
Repurchases of Company ordinary shares	—	(4)
Dividends paid - common stock	(352)	(351)
Purchase of non-controlling interest	—	(30)
Issuance of long-term debt	—	500
Repayments of long-term debt	(500)	—
Issuance of short-term debt	—	500
Net proceeds from commercial paper	—	516
Collateral received from (paid for) interest rate derivatives	66	(238)
Other, net	4	(9)
Net cash (used in) provided by financing activities	(782)	884
Effect of exchange rate changes on cash	(32)	(18)
(Decrease) increase in cash and cash equivalents and restricted cash	(302)	745
Cash and cash equivalents and restricted cash at beginning of period	1,765	888
Cash and cash equivalents and restricted cash at end of period	$1,463	$1,633
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Company Share of Shareholders’ Equity	Non- Controlling Interests
Millions of dollars	Issued	Treasury
Balance, December 31, 2020	$19	$(531)	$5,986	$4,440	$(1,943)	$7,971	$17
Net income	—	—	—	1,070	—	1,070	—
Other comprehensive income	—	—	—	—	79	79	—
Share-based compensation	—	25	7	2	—	34	—
Dividends - common stock ($1.05 per share)	—	—	—	(352)	—	(352)	—
Dividends - redeemable non-controlling interests ($15.00 per share)	—	—	—	(2)	—	(2)	—
Sale of non-controlling interest	—	—	—	—	—	—	(3)
Balance, March 31, 2021	$19	$(506)	$5,993	$5,158	$(1,864)	$8,800	$14

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Company Share of Shareholders’ Equity	Non- Controlling Interests
Millions of dollars	Issued	Treasury
Balance, December 31, 2019	$19	$(580)	$5,954	$4,435	$(1,784)	$8,044	$19
Net income	—	—	—	144	—	144	—
Other comprehensive loss	—	—	—	—	(529)	(529)	—
Share-based compensation	—	25	(11)	1	—	15	—
Dividends - common stock ($1.05 per share)	—	—	—	(351)	—	(351)	—
Dividends - redeemable non-controlling interests ($15.00 per share)	—	—	—	(2)	—	(2)	—
Repurchases of Company ordinary shares	—	(4)	—	—	—	(4)	—
Purchase of non-controlling interest	—	—	7	—	—	7	—
Balance, March 31, 2020	$19	$(559)	$5,950	$4,227	$(2,313)	$7,324	$19
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
The accompanying unaudited Consolidated Financial Statements have been prepared from the books and records of LyondellBasell N.V. in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. In our opinion, all adjustments, including normal recurring adjustments, considered necessary for a fair statement have been included. The results for interim periods are not necessarily indicative of results for the entire year. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
2.    Accounting and Reporting Changes
Recently Adopted Guidance
The following table provides a brief description of recently adopted Accounting Standard Updates (“ASU”) issued by the Financial Accounting Standards Board (“FASB”):

Standard	Description

ASU 2020-01, Clarifying the Interactions between Topic 321, Topic 323, Equity Method and Joint Ventures, and Topic 815, Derivatives and Hedging	This guidance clarifies that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the measurement alternative in accordance with Topic 321 and includes scope considerations for entities that hold certain non-derivative forward contracts and purchased options to acquire equity securities that, upon settlement of the forward contract or exercise of the purchase option, would be accounted for under the equity method of accounting. This guidance is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years.

The prospective adoption of this guidance from January 1, 2021 did not have a material impact on our Consolidated Financial Statements.
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

The early adoption of this guidance on a modified retrospective basis from January 1, 2021 did not have a material impact on our Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Standard	Description
ASU 2020-09, Debt (Topic 470): Amendments to SEC Paragraphs Pursuant to SEC Release No. 33-10762
This guidance amends and supersedes SEC paragraphs in the Accounting Standards Codification to reflect the issuance of SEC Release No. 33-10762 related to financial disclosure requirements for subsidiary issuers and guarantors of registered debt securities and affiliates whose securities are pledged as collateral for registered securities. The guidance is effective for annual and interim periods ending after January 4, 2021.

The adoption of this guidance from January 1, 2021 did not have a material impact on our Consolidated Financial Statements.

Accounting Guidance Issued But Not Adopted as of March 31, 2021
There are no ASUs issued and not yet adopted that could have a material impact on our Consolidated Financial Statements.

3.    Revenues
Contract Balances—Contract liabilities were $185 million and $194 million at March 31, 2021 and December 31, 2020, respectively. Revenue recognized in each reporting period, included in the contract liability balance at the beginning of the period, was immaterial.
Disaggregation of Revenues—The following table presents our revenues disaggregated by key products:

	Three Months Ended March 31,
Millions of dollars	2021	2020
Sales and other operating revenues:
Olefins and co-products	$1,091	$667
Polyethylene	2,153	1,459
Polypropylene	1,718	1,101
Propylene oxide and derivatives	502	464
Oxyfuels and related products	607	707
Intermediate chemicals	578	544
Compounding and solutions	1,038	912
Advanced polymers	231	181
Refined products	993	1,336
Other	171	123
Total	$9,082	$7,494

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table presents our revenues disaggregated by geography, based upon the location of the customer:

	Three Months Ended March 31,
Millions of dollars	2021	2020
Sales and other operating revenues:
United States	$4,086	$3,187
Germany	765	641
China	560	243
Italy	378	335
France	290	270
Poland	270	224
The Netherlands	270	212
Mexico	247	380
Japan	230	335
Other	1,986	1,667
Total	$9,082	$7,494

4.    Accounts Receivable
Our accounts receivable are reflected in the Consolidated Balance Sheets net of allowance for credit losses of $15 million at March 31, 2021 and December 31, 2020.
5.    Inventories
Inventories consisted of the following components:

Millions of dollars	March 31, 2021	December 31, 2020
Finished goods	$2,733	$2,816
Work-in-process	184	144
Raw materials and supplies	1,715	1,384
Total inventories	$4,632	$4,344
Our inventories are stated at the lower of cost or market (“LCM”). Cost is determined using the last-in, first-out (“LIFO”) inventory valuation methodology, which means that the most recently incurred costs are charged to cost of sales and inventories are valued at the earliest acquisition costs. Market is determined based on an assessment of the current estimated replacement cost and selling price of the inventory. In periods where the market price of our inventory declines substantially, cost values of inventory may be higher than the market value, and as a result we adjust the value of inventory to market value. Fluctuations in the prices of crude oil, natural gas and correlated products from period to period may result in the recognition of charges to adjust the value of inventory to the LCM in periods of falling prices and the reversal of those charges in subsequent interim periods, within the fiscal year, as market prices recover.
During the first three months of 2020, we recognized an LCM inventory valuation charge of $419 million related to the decline in pricing for many of our raw material and finished goods inventories since December 31, 2019.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

6.    Debt
Long-term loans, notes and other debt, net of unamortized discount and debt issuance cost, consisted of the following:

Millions of dollars	March 31, 2021	December 31, 2020
Senior Notes due 2024, $1,000 million, 5.75% ($4 million of debt issuance cost)	$996	$996
Senior Notes due 2055, $1,000 million, 4.625% ($15 million of discount; $11 million of debt issuance cost)	974	974
Term Loan due 2022, $4,000 million ($1 million of debt issuance cost)	949	1,448
Guaranteed Notes due 2023, $750 million, 4.0% ($3 million of discount; $1 million of debt issuance cost)	746	745
Guaranteed Floating Rate Notes due 2023, $650 million ($3 million of debt issuance cost)	647	646
Guaranteed Notes due 2025, $500 million, 2.875% ($4 million of debt issuance cost)	496	496
Guaranteed Notes due 2025, $500 million, 1.25% ($1 million of discount; $4 million of debt issuance cost)	495	495
Guaranteed Notes due 2026, €500 million, 0.875% ($2 million of discount; $3 million of debt issuance cost)	583	608
Guaranteed Notes due 2027, $1,000 million, 3.5% ($7 million of discount; $5 million of debt issuance cost)	1,086	1,090
Guaranteed Notes due 2027, $300 million, 8.1%	300	300
Guaranteed Notes due 2030, $500 million, 3.375% ($1 million of discount; $4 million of debt issuance cost)	495	495
Guaranteed Notes due 2030, $500 million, 2.25% ($4 million of discount; $4 million of debt issuance cost)	492	492
Guaranteed Notes due 2031, €500 million, 1.625% ($6 million of discount; $4 million of debt issuance cost)	577	602
Guaranteed Notes due 2040, $750 million, 3.375% ($2 million of discount; $8 million of debt issuance cost)	740	740
Guaranteed Notes due 2043, $750 million, 5.25% ($20 million of discount; $7 million of debt issuance cost)	723	723
Guaranteed Notes due 2044, $1,000 million, 4.875% ($10 million of discount; $9 million of debt issuance cost)	981	981
Guaranteed Notes due 2049, $1,000 million, 4.2% ($15 million of discount; $10 million of debt issuance cost)	975	975
Guaranteed Notes due 2050, $1,000 million, 4.2% ($6 million of discount; $10 million of debt issuance cost)	984	984
Guaranteed Notes due 2051, $1,000 million, 3.625% ($3 million of discount; $11 million of debt issuance cost)	986	986
Guaranteed Notes due 2060, $500 million, 3.8% ($4 million of discount; $6 million of debt issuance cost)	490	490
Other	28	28
Total	14,743	15,294
Less current maturities	(958)	(8)
Long-term debt	$13,785	$15,286

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Fair value hedging adjustments associated with the fair value hedge accounting of our fixed-for-floating interest rate swaps for the applicable periods are as follows:

		Gains (Losses)		Cumulative Fair Value Hedging Adjustments Included in Carrying Amount of Debt
	Inception Year	Three Months Ended March 31,		March 31,	December 31,
Millions of dollars		2021	2020	2021	2020
Senior Notes due 2021, 6.0%	2016	$—	$(16)	$—	$—
Guaranteed Notes due 2027, 3.5%	2017	4	(80)	(98)	(102)
Guaranteed Notes due 2022, 1.875%	2018	—	1	—	—
Guaranteed Notes due 2026, 0.875%	2020	1	—	(1)	(2)
Total		$5	$(95)	$(99)	$(104)
Fair value adjustments are recognized in Interest expense in the Consolidated Statements of Income.
Short-term loans, notes and other debt consisted of the following:

Millions of dollars	March 31, 2021	December 31, 2020
U.S. Receivables Facility	$—	$—
Commercial paper	500	500
Precious metal financings	162	140
Other	20	23
Total Short-term debt	$682	$663
Long-Term Debt
Senior Revolving Credit Facility—Our $2,500 million Senior Revolving Credit Facility, of which $2,440 million expires in June 2023 and the remainder expires in June 2022, may be used for dollar and euro denominated borrowings. The facility has a $500 million sub-limit for dollar and euro denominated letters of credit, a $1,000 million uncommitted accordion feature, and supports our commercial paper program. Borrowings under the facility bear interest at either a base rate or LIBOR rate, plus an applicable margin. Additional fees are incurred for the average daily unused commitments. At March 31, 2021, we had no borrowings or letters of credit outstanding and $2,005 million of unused availability under this facility.
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
In January 2021, we repaid $500 million outstanding under our Term Loan due 2022. An additional $500 million was repaid in April 2021.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Short-Term Debt
U.S. Receivables Facility—Our U.S. Receivables Facility, which expires in July 2021, has a purchase limit of $900 million in addition to a $300 million uncommitted accordion feature. This facility provides liquidity through the sale or contribution of trade receivables by certain of our U.S. subsidiaries to a wholly owned, bankruptcy-remote subsidiary on an ongoing basis and without recourse. We pay variable interest rates on our secured borrowings. Additional fees are incurred for the average daily unused commitments. This facility also provides for the issuance of letters of credit up to $200 million. We plan on extending all or a portion of this facility prior to its maturity in July 2021 in accordance with the terms of the agreement. At March 31, 2021, we had no borrowings or letters of credit outstanding and $900 million unused availability under this facility.
Commercial Paper Program—We have a commercial paper program under which we may issue up to $2,500 million of privately placed, unsecured, short-term promissory notes (“commercial paper”). Interest rates on the commercial paper outstanding at March 31, 2021 are based on the terms of the notes and range from 0.19% to 0.27%. At March 31, 2021, we had $500 million of outstanding commercial paper.
Weighted Average Interest Rate—At March 31, 2021 and December 31, 2020, our weighted average interest rates on outstanding Short-term debt was 0.9%.
Additional Information
Debt Discount and Issuance Costs—Amortization of debt discounts and debt issuance costs resulted in amortization expense of $5 million and $4 million for the three months ended March 31, 2021 and 2020, respectively, which is included in Interest expense in the Consolidated Statements of Income.
As of March 31, 2021, we are in compliance with our debt covenants.
7.    Financial Instruments and Fair Value Measurements
We are exposed to market risks, such as changes in commodity pricing, interest rates and currency exchange rates. To manage the volatility related to these exposures, we selectively enter into derivative contracts pursuant to our risk management policies.
A summary of our financial instruments, risk management policies, derivative instruments, hedging activities and fair value measurement can be found in Notes 2 and 13 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2020. If applicable, updates have been included in the respective sections below.
Cash and Cash Equivalents—At March 31, 2021 and December 31, 2020, we had marketable securities classified as Cash and cash equivalents of $560 million and $682 million, respectively.
Foreign Currency Gain (Loss)—Other income, net, in the Consolidated Statements of Income reflected foreign currency gains of $3 million and losses of $7 million for the three months ended March 31, 2021 and 2020, respectively.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Financial Instruments Measured at Fair Value on a Recurring Basis—The following table summarizes financial instruments outstanding for the periods presented that are measured at fair value on a recurring basis:

	March 31, 2021		December 31, 2020
Millions of dollars	Notional Amount	Fair Value	Notional Amount	Fair Value	Balance Sheet Classification
Assets–
Derivatives designated as hedges:
Commodities	$25	$5	$19	$3	Prepaid expenses and other current assets
Commodities	30	4	41	4	Other Assets
Foreign currency	358	56	—	26	Prepaid expenses and other current assets
Interest rates	—	1	—	—	Prepaid expenses and other current assets
Interest rates	117	1	122	2	Other assets
Derivatives not designated as hedges:
Commodities	111	5	71	2	Prepaid expenses and other current assets
Foreign currency	34	1	149	—	Prepaid expenses and other current assets
Non-derivatives:
Available-for-sale debt securities	265	266	348	349	Short-term investments
Equity securities	117	117	353	353	Short-term investments
Total	$1,057	$456	$1,103	$739
Liabilities–
Derivatives designated as hedges:
Commodities	$—	$—	$—	$2	Accrued liabilities
Foreign currency	855	116	1,213	146	Accrued liabilities
Foreign currency	2,682	209	2,682	302	Other liabilities
Interest rates	1,150	120	1,000	343	Other liabilities
Derivatives not designated as hedges:
Commodities	191	22	113	14	Accrued liabilities
Foreign currency	717	5	76	1	Accrued liabilities
Total	$5,595	$472	$5,084	$808
As of March 31, 2021, our limited partnership investments included in our equity securities discussed below are measured at fair value using the net asset value per share (or its equivalent) practical expedient and have not been classified in the fair value hierarchy. All other financial instruments in the table above, including equity securities as of December 31, 2020, are classified as Level 2. We present the gross assets and liabilities of our derivative financial instruments on the Consolidated Balance Sheets.
At March 31, 2021, our outstanding foreign currency contracts, not designated as hedges, mature from April 2021 to March 2022. Our commodity contracts, not designated as hedges, mature in May 2021.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Financial Instruments Not Measured at Fair Value on a Recurring Basis—The following table presents the carrying value and estimated fair value of our financial instruments that are not measured at fair value on a recurring basis for the periods presented. Due to the short maturity, the fair value of all non-derivative financial instruments included in Current assets and Current liabilities for which the carrying value approximates fair value are excluded from the table below. Short-term and long-term debt are recorded at amortized cost in the Consolidated Balance Sheets. The carrying and fair values of short-term and of long-term debt exclude commercial paper and other miscellaneous debt. All financial instruments in the table below are classified as Level 2.

	March 31, 2021		December 31, 2020
Millions of dollars	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-derivatives:
Liabilities:
Short-term debt	$162	$181	$140	$154
Long-term debt	14,715	15,895	15,266	17,290
Total	$14,877	$16,076	$15,406	$17,444

Net Investment Hedges—The following table summarizes our net investment hedges outstanding for the periods presented:

	March 31, 2021		December 31, 2020
Millions of euro/dollars	Notional Value		Notional Value		Expiration Date
		Equivalent US$		Equivalent US$
Foreign currency	€1,667	$1,890	€1,667	$1,890	2021 to 2030
In April 2021, we entered into a foreign currency contract with a notional value of €250 million that was designated as a net investment hedge.
Cash Flow Hedges—The following table summarizes our cash flow hedges outstanding for the periods presented:

	March 31, 2021	December 31, 2020
Millions of dollars	Notional Value	Notional Value	Expiration Date
Foreign currency	$2,005	$2,005	2021 to 2027
Interest rates	1,000	1,000	2023 to 2024
Commodities	55	60	2021 to 2022
As of March 31, 2021 and December 31, 2020, Other assets include $172 million and $238 million of collateral held with our counterparties related to our forward-starting interest rate swaps, respectively. Related cash flows are included in financing activities in the Consolidated Statements of Cash Flows.
As of March 31, 2021, on a pre-tax basis, $5 million is scheduled to be reclassified from Accumulated other comprehensive loss as an increase to Interest expense over the next twelve months.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Fair Value Hedges—The following table summarizes our fair value hedges outstanding for the periods presented:

	March 31, 2021	December 31, 2020
Millions of dollars	Notional Value	Notional Value	Expiration Date
Interest rates	$267	$122	2026 to 2030
In March 2021, we entered into a fixed-for-floating interest rate swap to mitigate the change in the fair value of $150 million of our $500 million, 3.375% guaranteed notes due 2030 associated with the risk of variability in the 3-month LIBOR rate component.
In April 2021, we entered into two fixed-for-floating interest rate swaps to mitigate the change in the fair value associated with the risk of variability in the 3-month LIBOR rate component of $150 million of our $500 million, 2.875% guaranteed notes due 2025 and $150 million of our $1,000 million, 3.5% guaranteed notes due 2027.
The fixed-rate and variable-rate components for these trades are settled semi-annually and quarterly, respectively.
Impact on Earnings and Other Comprehensive Income—The following tables summarize the pre-tax effect of derivative and non-derivative instruments recorded in Accumulated other comprehensive loss (“AOCI”), the gains (losses) reclassified from AOCI to earnings and additional gains (losses) recognized directly in earnings:

	Effects of Financial Instruments
	Three Months Ended March 31,
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI to Income		Gain (Loss) Recognized in Income		Income Statement
Millions of dollars	2021	2020	2021	2020	2021	2020	Classification
Derivatives designated as hedges:
Commodities	$6	$—	$(1)	$—	$—	$—	Cost of sales
Foreign currency	148	164	(92)	(53)	12	16	Interest expense
Interest rates	223	(535)	1	—	2	96	Interest expense
Derivatives not designated as hedges:
Commodities	—	—	—	—	3	(9)	Sales and other operating revenues
Commodities	—	—	—	—	11	(3)	Cost of sales
Foreign currency	—	—	—	—	(14)	(4)	Other income, net
Non-derivatives designated as hedges:
Long-term debt	—	22	—	—	—	—	Other income, net
Total	$377	$(349)	$(92)	$(53)	$14	$96
The derivative amounts excluded from the assessment of effectiveness for foreign currency contracts designated as net investment hedges recognized in Other comprehensive income for the three months ended March 31, 2021 and 2020 were gains of $4 million and less than $1 million, respectively.
The derivative amounts excluded from the assessment of effectiveness for foreign currency contracts designated as net investment hedges recognized in Interest expense for the three months ended March 31, 2021 and 2020 were gains of $3 million and $4 million, respectively.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The pre-tax effect of the periodic receipt of fixed interest and payment of variable interest associated with our fixed-for-floating interest rate swaps resulted in less than $1 million and $2 million decreases in Interest expense during the three months ended in March 31, 2021 and 2020, respectively.
Investments in Available-for-Sale Debt Securities—The following table summarizes the amortized cost, gross unrealized gains and losses, and fair value of our outstanding available-for-sale debt securities:

Millions of dollars	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities at March 31, 2021	$265	$1	$—	$266
Debt securities at December 31, 2020	348	1	—	349
No allowance for credit losses related to our available-for-sale debt securities were recorded for the three months ended March 31, 2021 and for the year ended December 31, 2020.
As of March 31, 2021, bonds classified as available-for-sale debt securities had remaining maturities between 1 month and 3 months.
We received proceeds of $74 million from maturities of our available-for-sale debt securities during the three months ended March 31, 2021. No proceeds were received from maturities of our available-for-sale debt securities during the three months ended March 31, 2020. In addition, no proceeds were received and no gain or loss was realized in connection with the sales of our available-for-sale debt securities during the three months ended March 31, 2021 and 2020, respectively.

We had no available-for-sale debt securities which were in a continuous unrealized loss position for less than or greater than twelve months as of March 31, 2021 and December 31, 2020.
Investments in Equity Securities—Our investment in equity securities consists of an investment in a limited partnership with a notional amount of $117 million and $353 million as of March 31, 2021 and December 31, 2020, respectively. Carrying amount approximate fair value. The investment is carried at its net asset value as a practical expedient at March 31, 2021 and fair value at December 31, 2020. The investment is under voluntary liquidation by the fund administrator and we expect the investment to be fully liquidated within the next twelve months, during which time redemption or sale of the investment is restricted.
We received proceeds of $226 million and $1 million related to our investments in equity securities during the three months ended March 31, 2021 and 2020, respectively. Proceeds of $16 million were received in April 2021.
We recognized unrealized gains of less than $1 million on our equity securities that were outstanding during the three months ended March 31, 2021 and 2020.

8.    Income Taxes
For interim tax reporting, we estimate an annual effective tax rate which is applied to the year-to-date ordinary income (loss). Tax effects of significant unusual or infrequently occurring items are excluded from the estimated annual effective tax rate calculation and recognized in the interim period in which they occur. Our effective income tax rate fluctuates based on, among other factors, changes in pretax income in countries with varying statutory tax rates, changes in valuation allowances, changes in foreign exchange gains (losses), the amount of exempt income, changes in unrecognized tax benefits associated with uncertain tax positions and changes in tax laws.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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
Our effective income tax rate for the three months ended March 31, 2021 was 6.1% compared with 34.4% for the three months ended March 31, 2020. The lower effective tax rate was primarily attributable to the remeasurement of U.S. deferred tax liabilities that occurred in the prior year as a result of the Coronavirus Aid, Relief, and Economic Security Act, also known as the “CARES Act”, and return to accrual adjustments primarily from a tax benefit associated with a step-up of certain Italian assets to fair market value. The tax benefit associated with a step-up of certain Italian assets resulted from a tax change which allows a voluntary step-up of tangible and intangible assets to fair market value in exchange for a substitute tax. During the first quarter of 2021, we assessed a reasonable estimate of the step-up of select assets and recognized a net tax benefit of $120 million. These drivers were partially offset by the reduced relative impact of our tax rate drivers, primarily exempt income, due to increased pre-tax earnings.

9.    Commitments and Contingencies
Commitments—We have various purchase commitments for materials, supplies and services incidental to the ordinary conduct of business, generally for quantities required for our businesses and at prevailing market prices. These commitments are designed to assure sources of supply and are not expected to be in excess of normal requirements. As of March 31, 2021, we had capital expenditure commitments, which we incurred in our normal course of business, including commitments of approximately $316 million related to building our new PO/TBA plant in Houston, Texas.
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
Environmental Remediation—Our accrued liability for future environmental remediation costs at current and former plant sites and other remediation sites totaled $130 million and $133 million as of March 31, 2021 and December 31, 2020, respectively. At March 31, 2021, the accrued liabilities for individual sites range from less than $1 million to $16 million. The remediation expenditures are expected to occur over a number of years, and not concentrated in any single year. In our opinion, it is reasonably possible that losses in excess of the liabilities recorded may have been incurred. However, we cannot estimate any amount or range of such possible additional losses. New information about sites, new technology or future developments such as involvement in investigations by regulatory agencies, could require us to reassess our potential exposure related to environmental matters.

Indemnification—We are parties to various indemnification arrangements, including arrangements entered into in connection with acquisitions, divestitures and the formation and dissolution of joint ventures. Pursuant to these arrangements, we provide indemnification to and/or receive indemnification from other parties in connection with liabilities that may arise in connection with the transactions and in connection with activities prior to completion of the transactions. These indemnification arrangements typically include provisions pertaining to third-party claims relating to environmental and tax matters and various types of litigation. As of March 31, 2021, we had not accrued any significant amounts for our indemnification obligations, and we are not aware of other circumstances that would likely lead to significant future indemnification obligations. We cannot determine with certainty the potential amount of future payments under the indemnification arrangements until events arise that would trigger a liability under the arrangements.

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
10.    Shareholders’ Equity and Redeemable Non-controlling Interests
Shareholders’ Equity
Dividend Distributions—In March 2021, we paid a cash dividend of $1.05 per share for an aggregate of $352 million to shareholders of record on March 8, 2021.
Ordinary Shares—The changes in the outstanding amounts of ordinary shares are as follows:

	Three Months Ended March 31,
	2021	2020
Ordinary shares outstanding:
Beginning balance	334,015,220	333,476,883
Share-based compensation	247,964	196,037
Employee stock purchase plan	49,956	81,215
Purchase of ordinary shares	—	(50,685)
Ending balance	334,313,140	333,703,450
 Treasury Shares—The changes in the amounts of treasury shares held by the Company are as follows:

	Three Months Ended March 31,
	2021	2020
Ordinary shares held as treasury shares:
Beginning balance	6,030,408	6,568,745
Share-based compensation	(247,964)	(196,037)
Employee stock purchase plan	(49,956)	(81,215)
Purchase of ordinary shares	—	50,685
Ending balance	5,732,488	6,342,178

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Accumulated Other Comprehensive Loss—The components of, and after-tax changes in, Accumulated other comprehensive loss as of and for the three months ended March 31, 2021 and 2020 are presented in the following tables:

Millions of dollars	Financial Derivatives	Unrealized Gains on Available -for-Sale Debt Securities	Defined Benefit Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustments	Total
Balance – January 1, 2021	$(426)	$1	$(752)	$(766)	$(1,943)
Other comprehensive income (loss) before reclassifications	315	—	—	(93)	222
Tax expense before reclassifications	(68)	—	—	(14)	(82)
Amounts reclassified from accumulated other comprehensive loss	(92)	—	15	—	(77)
Tax (expense) benefit	20	—	(4)	—	16
Net other comprehensive income (loss)	175	—	11	(107)	79
Balance – March 31, 2021	$(251)	$1	$(741)	$(873)	$(1,864)

Millions of dollars	Financial Derivatives	Unrealized Gains on Available -for-Sale Debt Securities	Defined Benefit Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustments	Total
Balance – January 1, 2020	$(200)	$—	$(711)	$(873)	$(1,784)
Other comprehensive loss before reclassifications	(388)	(3)	—	(195)	(586)
Tax (expense) benefit before reclassifications	88	1	—	(4)	85
Amounts reclassified from accumulated other comprehensive loss	(53)	—	14	—	(39)
Tax (expense) benefit	15	—	(4)	—	11
Net other comprehensive income (loss)	(338)	(2)	10	(199)	(529)
Balance – March 31, 2020	$(538)	$(2)	$(701)	$(1,072)	$(2,313)

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The amounts reclassified out of each component of Accumulated other comprehensive loss are as follows:

	Three Months Ended March 31,		Affected Line Item on the Consolidated Statements of Income
Millions of dollars	2021	2020
Reclassification adjustments for:
Financial derivatives:
Foreign currency	$(92)	$(53)	Interest expense
Commodities	(1)	—	Cost of sales
Interest rates	1	—	Interest expense
Income tax expense (benefit)	(20)	(15)	Provision for income taxes
Financial derivatives, net of tax	(72)	(38)
Amortization of defined pension items:
Prior service cost	1	1	Other income, net
Actuarial loss	14	13	Other income, net
Income tax expense (benefit)	4	4	Provision for income taxes
Defined pension items, net of tax	11	10
Total reclassifications, before tax	(77)	(39)
Income tax benefit	(16)	(11)	Provision for income taxes
Total reclassifications, after tax	$(61)	$(28)	Amount included in net income
Redeemable Non-controlling Interests
Our redeemable non-controlling interests relate to shares of cumulative perpetual special stock (“redeemable non-controlling interest stock”) issued by our consolidated subsidiary, formerly known as A. Schulman. As of March 31, 2021 and December 31, 2020, we had 115,374 shares of redeemable non-controlling interest stock outstanding.
In February 2021, we paid cash dividends of $15.00 per share to our redeemable non-controlling interest shareholders of record as of January 15, 2021. These dividends totaled $2 million for each of the three months ended March 31, 2021 and 2020.

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
Earnings per share data and dividends declared per share of common stock are as follows:

	Three Months Ended March 31,
	2021		2020
Millions of dollars	Continuing Operations	Discontinued Operations	Continuing Operations	Discontinued Operations
Net income (loss)	$1,072	$(2)	$143	$1
Dividends on redeemable non-controlling interests	(2)	—	(2)	—
Net (income) loss attributable to participating securities	(2)	—	—	—
Net income (loss) attributable to ordinary shareholders – basic and diluted	$1,068	$(2)	$141	$1

Millions of shares, except per share amounts
Basic weighted average common stock outstanding	334	334	334	334
Effect of dilutive securities	—	—	—	—
Potential dilutive shares	334	334	334	334

Earnings (loss) per share:
Basic	$3.20	$(0.01)	$0.42	$—
Diluted	$3.19	$(0.01)	$0.42	$—

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
Summarized financial information concerning reportable segments is shown in the following tables for the periods presented:

	Three Months Ended March 31, 2021
Millions of dollars	O&P– Americas	O&P– EAI	I&D	APS	Refining	Technology	Other	Total
Sales and other operating revenues:
Customers	$2,135	$2,840	$1,704	$1,269	$993	$141	$—	$9,082
Intersegment	724	207	63	1	133	24	(1,152)	—
	2,859	3,047	1,767	1,270	1,126	165	(1,152)	9,082
Income from equity investments	30	95	12	—	—	—	—	137
EBITDA	867	412	182	135	(110)	94	5	1,585
Capital expenditures	65	40	145	20	25	22	23	340

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Three Months Ended March 31, 2020
Millions of dollars	O&P– Americas	O&P– EAI	I&D	APS	Refining	Technology	Other	Total
Sales and other operating revenues:
Customers	$1,173	$2,064	$1,732	$1,093	$1,336	$96	$—	$7,494
Intersegment	619	160	38	3	112	26	(958)	—
	1,792	2,224	1,770	1,096	1,448	122	(958)	7,494
Income (loss) from equity investments	2	(3)	2	(1)	—	—	—	—
LCM inventory valuation charge	111	36	78	2	192	—	—	419
EBITDA	366	189	203	113	(272)	56	(9)	646
Capital expenditures	204	42	353	13	16	30	2	660
A reconciliation of EBITDA to Income from continuing operations before income taxes is shown in the following table for each of the periods presented:

	Three Months Ended March 31,
Millions of dollars	2021	2020
EBITDA:
Total segment EBITDA	$1,580	$655
Other EBITDA	5	(9)
Less:
Depreciation and amortization expense	(335)	(342)
Interest expense	(110)	(89)
Add:
Interest income	2	3
Income from continuing operations before income taxes	$1,142	$218

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
This discussion should be read in conjunction with the information contained in our Consolidated Financial Statements, and the accompanying notes elsewhere in this report. Unless otherwise indicated, the “Company”, “we”, “us,” “our” or similar words are used to refer to LyondellBasell Industries N.V. together with its consolidated subsidiaries (“LyondellBasell N.V.”).
OVERVIEW

First quarter performance built upon the economic momentum we saw toward the end of last year. We experienced improved consumer-driven demand, recovery in durable goods markets and industry supply constraints, which enabled price increases and drove margin improvements for many of our products. During February 2021, unusually cold weather and related power outages impacted operations in our industry across the state of Texas and reduced our production volumes. In March 2021 we achieved the first full quarter of results for our recently formed Louisiana Integrated PolyEthylene JV LLC joint venture (the “Louisiana Joint Venture”) in which we have a 50% ownership interest. We benefited from the increased geographic diversity of our portfolio as the Louisiana ethylene cracker operated continuously when most Texas assets were down due to the cold weather. Tight markets and strong demand drove margin improvements in our O&P—Americas and O&P—EAI segments. Higher demand from automotive and other non-durable markets increased volumes for our Advanced Polymer Solutions segment while margins compressed due to rapidly rising raw material costs.

Significant items that affected our results during the first quarter of 2021 relative to the first quarter of 2020 include:
•O&P—Americas results increased primarily due to olefin margin improvements and the first full quarter of results for our newly formed Louisiana Joint Venture;
•O&P—EAI results improved as a result of higher polyolefin margins and equity income, partly offset by lower olefin margins; and
•I&D results declined primarily driven by lower volumes across most businesses from the downtime in Texas due to the weather events.
Other noteworthy items since the beginning of the year include the following:
•In January 2021, signed an agreement to form a 50 percent owned joint venture with the China Petroleum & Chemical Corporation which will construct a new PO and SM unit in China; and
•In both January and April 2021, repaid $500 million outstanding under our Term Loan due 2022, for a total repayment of $1 billion.

Results of operations for the periods discussed are presented in the table below:

	Three Months Ended March 31,
Millions of dollars	2021	2020
Sales and other operating revenues	$9,082	$7,494
Cost of sales	7,678	6,868
Selling, general and administrative expenses	287	295
Research and development expenses	29	27
Operating income	1,088	304
Interest expense	(110)	(89)
Interest income	2	3
Other income, net	25	—
Income from equity investments	137	—
Income from continuing operations before income taxes	1,142	218
Provision for income taxes	70	75
Income from continuing operations	1,072	143
(Loss) income from discontinued operations, net of tax	(2)	1
Net income	$1,070	$144

RESULTS OF OPERATIONS
Revenues—Revenues increased by $1,588 million, or 21%, in the first quarter of 2021 compared to the first quarter of 2020. Average sales prices in the first quarter of 2021 were higher for many of our products as sales prices generally correlate with crude oil prices, which increased relative to the corresponding period in 2020. These higher prices led to a 26% increase in revenue in the first quarter of 2021. Favorable foreign exchange impacts resulted in a revenue increase of 4% during the first quarter of 2021. Lower sales volumes resulted in a revenue decrease of 9% relative to the first quarter of 2020 primarily due to unusually cold temperatures and associated electrical power outages that led to shutdowns in our Refining and I&D manufacturing facilities in Texas partially offset by revenues generated from our Louisiana Joint Venture.
Cost of Sales—Cost of sales increased by $810 million, or 12%, in the first quarter of 2021 compared to the first quarter of 2020. This increase primarily related to higher feedstock and energy costs. Additionally, in the first quarter of 2020, we recognized an LCM inventory valuation charge of $419 million related to the decline in market pricing for many of our raw material and finished goods inventories during the quarter.
Operating Income—Operating income increased by $784 million, or 258%, in the first quarter of 2021 compared to the first quarter of 2020. In the first quarter of 2021, operating income in our O&P–Americas, Refining, O&P–EAI, Technology and APS segments increased by $449 million, $184 million, $124 million, $35 million and $34 million, respectively, relative to the first quarter of 2020. The increases were partially offset by a decline of $43 million in our I&D segment in the first quarter of 2021 compared to the first quarter of 2020. Results for each of our business segments are discussed further in the “Segment Analysis” section below.
Income from Equity Investments—Income from our equity investments increased $137 million, or 100%, in the first quarter of 2021 compared to the first quarter of 2020. The increase was primarily due to increases in Income from equity investments in our O&P–EAI segment driven primarily by higher margins due to increased demand.

Income Taxes—Our effective income tax rate for the three months ended March 31, 2021 was 6.1% compared with 34.4% for the three months ended March 31, 2020. The lower effective tax rate was primarily attributable to the remeasurement of U.S. deferred tax liabilities that occurred in the prior year as a result of the CARES Act (-20.9%) and return to accrual adjustments primarily from a tax benefit associated with a step-up of certain Italian assets to fair market value (-11.3%). These drivers were partially offset by the reduced relative impact of our tax rate drivers, primarily exempt income, due to increased pre-tax earnings (7.1%).
Comprehensive Income—Comprehensive income increased by $1,534 million in the first quarter of 2021 compared to the first quarter of 2020, primarily due to higher net income, net favorable impacts of financial derivative instruments driven by periodic changes in benchmark interest rates and improved foreign currency translation adjustments.
In the first quarter of 2021 and 2020, the cumulative after-tax effects of our derivatives designated as cash flow hedges were net gains of $175 million and net losses of $338 million, respectively. Pre-tax gains of $223 million and pre-tax losses of $535 million related to forward-starting interest rate swaps were driven by periodic changes in benchmark interest rates in the first quarter of 2021 and 2020, respectively. The fluctuations of the U.S. dollar against the euro and the periodic changes in benchmark interest rates, in the first quarter of 2021 and 2020, resulted in pre-tax gains of $86 million and $147 million, respectively, related to our cross-currency swaps. Pre-tax losses of $92 million and $53 million related to our cross-currency swaps were reclassified from Accumulated other comprehensive loss to Interest expense in the first quarter of 2021 and 2020, respectively. The remaining change pertains to our commodity cash flow hedges.
The predominant functional currency for our operations outside of the U.S. is the euro. Relative to the U.S. dollar, the value of the euro decreased during the first quarter of 2021 and 2020, resulting in losses reflected in the Consolidated Statements of Comprehensive Income. The losses related to unrealized changes in foreign currency translation impacts were partially offset by pre-tax gains of $62 million and $39 million in the first quarter of 2021 and 2020, respectively, which represent the effective portion of our net investment hedges.

Segment Analysis
We use earnings before interest, income taxes, and depreciation and amortization (“EBITDA”) as our measure of profitability for segment reporting purposes. This measure of segment operating results is used by our chief operating decision maker to assess the performance of and allocate resources to our operating segments. Intersegment eliminations and items that are not directly related or allocated to business operations, such as foreign exchange gains or losses and components of pension and other postretirement benefits other than service costs are included in “Other”. For additional information related to our operating segments, as well as a reconciliation of EBITDA to its nearest GAAP measure, Income from continuing operations before income taxes, see Note 12 to our Consolidated Financial Statements.
Revenues and the components of EBITDA for the periods presented are reflected in the table below:

	Three Months Ended March 31,
Millions of dollars	2021	2020
Sales and other operating revenues:
O&P–Americas segment	$2,859	$1,792
O&P–EAI segment	3,047	2,224
I&D segment	1,767	1,770
APS segment	1,270	1,096
Refining segment	1,126	1,448
Technology segment	165	122
Other, including intersegment eliminations	(1,152)	(958)
Total	$9,082	$7,494
Operating income (loss):
O&P–Americas segment	$687	$238
O&P–EAI segment	259	135
I&D segment	88	131
APS segment	104	70
Refining segment	(130)	(314)
Technology segment	82	47
Other, including intersegment eliminations	(2)	(3)
Total	$1,088	$304
Depreciation and amortization:
O&P–Americas segment	$143	$124
O&P–EAI segment	53	53
I&D segment	80	70
APS segment	28	44
Refining segment	19	42
Technology segment	12	9
Total	$335	$342
Income (loss) from equity investments:
O&P–Americas segment	$30	$2
O&P–EAI segment	95	(3)
I&D segment	12	2
APS segment	—	(1)
Total	$137	$—

	Three Months Ended March 31,
Millions of dollars	2021	2020
Other income (loss), net:
O&P–Americas segment	$7	$2
O&P–EAI segment	5	4
I&D segment	2	—
APS segment	3	—
Refining segment	1	—
Other, including intersegment eliminations	7	(6)
Total	$25	$—
EBITDA:
O&P–Americas segment	$867	$366
O&P–EAI segment	412	189
I&D segment	182	203
APS segment	135	113
Refining segment	(110)	(272)
Technology segment	94	56
Other, including intersegment eliminations	5	(9)
Total	$1,585	$646

Olefins and Polyolefins–Americas Segment

Overview—EBITDA improved in the first quarter of 2021 relative to the first quarter of 2020 primarily due to higher olefin margins.

Ethylene Raw Materials—We have flexibility to vary the raw material mix and process conditions in our U.S. olefins plants in order to maximize profitability as market prices fluctuate for both feedstocks and products. Although prices of crude-based liquids and natural gas liquids are generally related to crude oil and natural gas prices, during specific periods the relationships among these materials and benchmarks may vary significantly. In the first quarter of 2021 and 2020 approximately 60% of the raw materials used in our North American crackers was ethane.
The following table sets forth selected financial information for the O&P–Americas segment including Income from equity investments, which is a component of EBITDA:

	Three Months Ended March 31,
Millions of dollars	2021	2020
Sales and other operating revenues	$2,859	$1,792
Income from equity investments	30	2
EBITDA	867	366
Revenues—Revenues for our O&P–Americas segment increased by $1,067 million, or 60%, in the first quarter of 2021 compared to the first quarter of 2020.

Average sales prices were higher in the first quarter of 2021 compared to the first quarter of 2020 which resulted in a revenue increase of 50% in the first quarter of 2021. Volume improvements resulted in a revenue increase of 10% in the first quarter of 2021 primarily due to a full quarter of results associated with our Louisiana Joint Venture partially offset by the effects of unusually cold temperatures and associated electrical power outages that led to shutdowns of our manufacturing facilities in Texas.

EBITDA—EBITDA increased by $501 million, or 137%, in the first quarter of 2021 compared to the first quarter of 2020. First quarter of 2020 results included a $111 million LCM inventory valuation charge primarily driven by a decline in the price of heavy liquids and ethylene during the quarter. The absence of a similar charge in the first quarter 2021 resulted in a 30% change in EBITDA. The first full quarter of results for our newly formed Louisiana Joint Venture improved EBITDA by 36% during the quarter.

Including the results of the Louisiana Joint Venture, higher olefin results led to a 89% improvement in EBITDA in the first quarter of 2021, primarily due to ethylene variable margin improvements associated with higher sales prices. Polypropylene results led to a 12% increase in EBITDA in the first quarter of 2021, largely due to improved margins attributed to higher price spreads over propylene in the first quarter of 2021. Higher income from our equity investments led to increases in EBITDA of 7% in the first quarter of 2021 mainly attributable to improved results at our polypropylene joint venture in Mexico.
Olefins and Polyolefins–Europe, Asia, International Segment
Overview—EBITDA for the first quarter of 2021 increased compared to the first quarter of 2020 mainly as a result of higher polymer margins and equity income, partly offset by lower olefin margins.
The following table sets forth selected financial information for the O&P–EAI segment including Income (loss) from equity investments, which is a component of EBITDA:

	Three Months Ended March 31,
Millions of dollars	2021	2020
Sales and other operating revenues	$3,047	$2,224
Income (loss) from equity investments	95	(3)
EBITDA	412	189
Revenues—Revenues increased by $823 million, or 37%, in the first quarter of 2021 compared to the first quarter of 2020.
Average sales prices in the first quarter of 2021 were higher across most products as sales prices generally correlate with crude oil prices, which on average, increased compared to the same period in 2020. These higher average sales prices were responsible for a revenue increase of 18% in the first quarter of 2021. Volume improvements resulted in a revenue increase of 12% in the first quarter of 2021 from strong polymer demand. Favorable foreign exchange impacts resulted in a revenue increase of 7% in the first quarter of 2021.
EBITDA—EBITDA increased by $223 million, or 118%, in the first quarter of 2021 compared to the first quarter of 2020. First quarter of 2020 results included a $36 million LCM inventory valuation charge primarily driven by a decline in the price of naphtha during the quarter. The absence of a similar charge in the first quarter 2021 resulted in a 19% change in EBITDA.
Improved polyethylene and polypropylene results increased EBITDA by 54% and 35%, respectively, in the first quarter of 2021. These improvements were largely attributed to higher margins due to strong demand. Lower olefins results led to a 51% decrease in EBITDA in the first quarter of 2021, primarily driven by lower margins attributable to increased feedstock costs. Higher income from our equity investments led to increases in EBITDA of 52% in the first quarter of 2021 mainly attributable to higher polyolefin margins due to increased demand. Favorable foreign exchange impacts resulted in a 11% increase in EBITDA in the first quarter of 2021.

Intermediates and Derivatives Segment
Overview—EBITDA declined in the first quarter of 2021 compared to the first quarter of 2020, primarily driven by lower volumes across most businesses, in particular propylene oxide and derivatives.
The following table sets forth selected financial information for the I&D segment including Income from equity investments, which is a component of EBITDA:

	Three Months Ended March 31,
Millions of dollars	2021	2020
Sales and other operating revenues	$1,767	$1,770
Income from equity investments	12	2
EBITDA	182	203
Revenues—Revenues decreased by $3 million, remaining relatively flat, in the first quarter of 2021 compared to the first quarter of 2020. Lower sales volumes resulted in a 17% decline in sales, primarily driven by a decline in production due to the impact of unusually cold temperatures and associated electrical power outages that led to shutdowns of our manufacturing facilities in Texas. This decrease was largely offset by higher average sales prices in the first quarter of 2021 for most products as sales prices generally correlate with crude oil prices, which on average, increased compared to the same period in 2020. This increase in average sales prices resulted in a 14% increase in revenue. Favorable foreign exchange impacts also increased revenue by 3% in the first quarter of 2021.
EBITDA—EBITDA decreased by $21 million, or 10%, in the first quarter of 2021 compared to the first quarter of 2020. In the first quarter of 2020 EBITDA for our I&D segment included a $78 million LCM inventory valuation charge primarily driven by a decline in the price of various gasoline blending components and butane during the quarter. The absence of a similar charge in the first quarter 2021 resulted in a 38% change in EBITDA.
Oxyfuels and related products results declined, resulting in a 35% decrease in EBITDA in the first quarter of 2021. Approximately 60% of this decline was driven by a decrease in margins due to lower blending premium over gasoline prices, higher feedstock costs and higher utility costs related to Texas weather events. The remaining decrease was due to lower volumes driven by Texas weather events and lower gasoline demand. Declines in propylene oxide and derivatives results led to an EBITDA decrease of 12% in the first quarter of 2021. This decrease was a result of lower volumes driven by Texas weather events as discussed above and planned maintenance. Approximately half of this volume decrease was offset by margin improvements due to tight market supply. Intermediate chemicals results declined, contributing to a 10% decrease in EBITDA primarily due to a decrease in margins due to higher feedstock costs. Higher income from our equity investments led to increases in EBITDA of 5% in the first quarter of 2021 mainly attributable to improved results at our joint venture in China. Favorable foreign exchange impacts increased EBITDA by 4% in the first quarter of 2021.
Planned maintenance in 2021 is expected to reduce EBITDA by approximately $115 million, which is $30 million lower than previously estimated, due to reduced scope of work and associated downtime for the maintenance.
Advanced Polymer Solutions Segment
Overview—EBITDA for our APS segment increased in the first quarter of 2021 relative to the first quarter of 2020, primarily due to improved compounding and solution results and the absence of integration costs related to the acquisition of A. Schulman recognized in the first quarter of 2020.

The following table sets forth selected financial information for the APS segment including losses from equity investments, which is a component of EBITDA:

	Three Months Ended March 31,
Millions of dollars	2021	2020
Sales and other operating revenues	$1,270	$1,096
Income (loss) from equity investments	—	(1)
EBITDA	135	113
Revenues—Revenues increased by $174 million, or 16%, in the first quarter of 2021 compared to the first quarter of 2020. Foreign exchange impacts resulted in a revenue increase of 8% in the first quarter of 2021. Sales volumes increased in the first quarter of 2021 stemming from higher market demand for compounding and solutions, including higher automotive and construction demand, which led to a 4% increase in revenue. Average sales price increased resulting in a 4% increase in revenue in the first quarter of 2021.

EBITDA—EBITDA increased by $22 million, or 19%, in the first quarter of 2021 compared to the first quarter of 2020. Increased compounding and solutions results led to an EBITDA increase of 8% in the first quarter of 2021. This increase was mainly attributable to higher volumes driven by increased demand for our products utilized in the automotive and construction end markets in Asia and Europe. Integration activities related to our 2018 acquisition of A. Schulman Inc. were substantially completed during the third quarter of 2020. In the absence of these integration costs in the first quarter of 2021, EBITDA changed 12% during the quarter. Favorable foreign exchange impacts increased EBITDA by 6% in the first quarter 2021.
Refining Segment
Overview—EBITDA increased in the first quarter of 2021 relative to the first quarter of 2020 primarily due to the absence of an LCM inventory valuation charge which was recognized in the first quarter of 2020.
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

	Three Months Ended March 31,
Millions of dollars	2021	2020
Sales and other operating revenues	$1,126	$1,448
EBITDA	(110)	(272)

Thousands of barrels per day
Heavy crude oil processing rates	152	226

Market margins, dollars per barrel
Brent - 2-1-1	$10.57	$7.43
Brent - Maya differential	4.75	9.79
Total Maya 2-1-1	$15.32	$17.22

Revenues—Revenues decreased by $322 million, or 22%, in the first quarter of 2021 compared to the first quarter of 2020. Heavy crude oil processing rates decreased during the first quarter of 2021 due to planned and unplanned outages, including the effects of unusually cold temperatures and associated electrical power outages that led to shutdowns of our manufacturing facilities in Texas. This decline in sales volumes resulted in a 32% reduction in revenue. This decrease was partially offset by higher product prices, which led to a revenue increase of 10% due to an average Brent crude oil price increase of approximately $10 per barrel in the first quarter of 2021.
EBITDA—EBITDA increased by $162 million, or 60%, in the first quarter of 2021 compared to the first quarter of 2020. First quarter 2020 results included a $192 million LCM inventory valuation charge primarily driven by a decline in the price of crude oil and refined products, the absence of a similar charge in the first quarter 2021 resulted in a 71% change in EBITDA. This increase in the first quarter of 2021 was partially offset by a 7% decrease in EBITDA due to lower heavy crude oil processing rates driven by the impact of facility outages as discussed above and lower demand for transportation fuels. Margin declines resulted in a 4% decrease in EBITDA driven by a decrease in the Maya 2-1-1 market margin due to tighter heavy oil supply and a decrease in refined product demand as well as higher costs of Renewable Identification Numbers (“RINs”).
Technology Segment

Overview—EBITDA increased in the first quarter of 2021 compared to the first quarter of 2020, primarily due to higher licensing revenues.

The following table sets forth selected financial information for the Technology segment:

	Three Months Ended March 31,
Millions of dollars	2021	2020
Sales and other operating revenues	$165	$122
EBITDA	94	56
Revenues—Revenues increased by $43 million, or 35%, in the first quarter of 2021 compared to the first quarter of 2020. Higher licensing revenues resulted in a 20% increase in the first quarter of 2021 compared to the first quarter of 2020. Higher catalyst volumes resulted in a 8% increase in revenue in the first quarter of 2021 primarily driven by a strong demand. Favorable foreign exchange impact led to a revenue increase of 7% in the first quarter of 2021.
EBITDA—EBITDA increased by $38 million, or 68%, in the first quarter of 2021 compared to the first quarter of 2020. Higher licensing revenues from more contracts reaching significant milestones in the first quarter of 2021 compared to the first quarter of 2020 resulted in a 41% increase in EBITDA. Higher catalyst volumes resulted in a 14% increase in EBITDA. Foreign exchange impacts, which on average, were favorable led to a 9% increase in EBITDA in the first quarter of 2021.

FINANCIAL CONDITION
Operating, investing and financing activities of continuing operations, which are discussed below, are presented in the following table:

	Three Months Ended March 31,
Millions of dollars	2021	2020
Cash provided by (used in) :
Operating activities	$571	$542
Investing activities	(59)	(663)
Financing activities	(782)	884
Operating Activities—Cash provided by operating activities of $571 million in the first quarter of 2021 reflected earnings adjusted for non-cash items, payments for employee bonuses, income taxes, income from equity investments, and cash used by the main components of working capital—Accounts receivable, Inventories and Accounts payable.
In the first quarter of 2021, the main components of working capital used $626 million of cash driven primarily by an increase in Accounts receivable and Inventories partially offset by an increase in Accounts payable. The increase in Accounts receivable was driven by higher revenues for our O&P—Americas, O&P—EAI, and APS segments. The increase in Inventory was primarily driven by higher inventory volumes, due to lower crude oil consumption as a result of Texas weather events, and prices within our Refining segment. The increase in Accounts payables was primarily driven by increased raw material costs.
Cash provided by operating activities of $542 million in the first quarter of 2020 reflected earnings adjusted for non-cash items, payments for employee bonuses, income taxes, and cash consumed by the main components of working capital.
In the first quarter of 2020, the main components of working capital used $110 million of cash driven primarily by a decrease in Accounts payable partially offset by a decrease in Inventories. The decrease in Accounts payable was primarily due to lower feedstock prices in our O&P–EAI segment as well as a decrease in crude oil purchases in our Refining segment. The decrease in Inventory was primarily driven by company-wide inventory reduction initiatives as well as higher sales volumes in our O&P–EAI segment compared to the fourth quarter 2019 and turnaround activities in our I&D segment.
Investing Activities—We invest cash in investment-grade and other high-quality instruments that provide adequate flexibility to redeploy funds as needed to meet our cash flow requirements while maximizing yield.
In the first quarters of 2021 and 2020 we received proceeds of $226 million and $1 million, respectively, from our investments in equity securities. Additionally, we received proceeds of $74 million in the first quarter of 2021 upon the maturity of certain available-for-sale debt securities.
Capital expenditures for the first three months of 2021 totaled $340 million compared to $660 million for the first three months of 2020, resulting in a decrease of $320 million or 48% in 2021 compared to 2020. Reduced spending within our I&D segment accounted for 32% of the decline which was driven by decreased spending at our PO/TBA plant. Additionally, spending in our O&P—Americas segment decreased by 21% due to the completion of our Hyperzone polyethylene plant in 2020 and a decline in other plant improvement projects in 2021. See Note 12 to the Consolidated Financial Statements for additional information regarding capital spending by segment.
Financing Activities—We made dividend payments totaling $352 million and $351 million in the first quarters of 2021 and 2020, respectively.
In January 2021, we repaid $500 million outstanding under our Term Loan due 2022.
In the first quarters of 2021 and 2020 we received a return of collateral of $66 million and posted collateral of $238 million, respectively, related to the positions held with our counterparties for certain forward-starting interest rate swaps.

In March 2020, we borrowed $500 million from our Senior Revolving Credit Facility and $500 million from our U.S. Receivables Facility to increase our liquidity.
In the first quarter 2020, we received net proceeds of $516 million, through the issuance and repurchase of commercial paper instruments under our commercial paper program.
Additional information related to the issuance of debt and commercial paper can be found in Note 6 to the Consolidated Financial Statements.
Liquidity and Capital Resources
Overview
We plan to fund our ongoing working capital, capital expenditures, debt service and other funding requirements with our current available liquidity and cash from operations, which could be affected by general economic, financial, competitive, legislative, regulatory, business and other factors, many of which are beyond our control. Cash and cash equivalents, cash from our short-term investments, cash from operating activities, proceeds from the issuance of debt, or a combination thereof, may be used to fund the purchase of shares under our share repurchase authorization.

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

Cash and Liquid Investments
As of March 31, 2021, we had Cash and cash equivalents and marketable securities classified as Short-term investments totaling $1,835 million, which includes $1,197 million in jurisdictions outside of the U.S., principally in the United Kingdom. There are currently no legal or economic restrictions that would materially impede our transfers of cash.
Credit Arrangements
At March 31, 2021, we had total debt, including current maturities, of $15,425 million, and $197 million of outstanding letters of credit, bank guarantees and surety bonds issued under uncommitted credit facilities.
We had total unused availability under our credit facilities of $2,905 million at March 31, 2021, which included the following:
•$2,005 million under our $2,500 million Senior Revolving Credit Facility, which backs our $2,500 million commercial paper program. Availability under this facility is net of outstanding borrowings, outstanding letters of credit provided under the facility and notes issued under our commercial paper program. A small portion of our availability under this facility is impacted by changes in the euro/U.S. dollar exchange rate. At March 31, 2021, we had $500 million of outstanding commercial paper, net of discount, no borrowings or letters of credit outstanding under this facility; and
•$900 million under our $900 million U.S. Receivables Facility. Availability under this facility is subject to a borrowing base of eligible receivables, which is reduced by outstanding borrowings and letters of credit, if any. At March 31, 2021, we had no borrowings or letters of credit outstanding under this facility.

We believe that our recent value-driven growth investments should benefit us over the coming years. With an improving outlook for cash generation, we remain committed to further strengthening our investment grade balance sheet through deleveraging. In January 2021, we repaid $500 million outstanding under our Term Loan due 2022. An additional $500 million was repaid in April 2021. We expect that our robust cash generation from operations should continue throughout the year and our top priority for capital deployment in 2021 is debt reduction, which will enable meaningful progress toward improving our credit metrics to two times total debt to EBITDA.
At any time and from time to time, we may repay or redeem our outstanding debt, including purchases of our outstanding bonds in the open market, through privately negotiated transactions or a combination thereof, in each case using cash and cash equivalents, cash from our short-term investments, cash from operating activities, proceeds from the issuance of debt or proceeds from asset divestitures. Any repayment or redemption of our debt will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. In connection with such repurchases or redemptions, we may incur cash and non-cash charges, which could be material in the period in which they are incurred.
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
CURRENT BUSINESS OUTLOOK

With no significant planned maintenance for our assets during the second quarter, we plan to operate at nearly full capacity worldwide to meet improved demand that is expected to persist due to low inventories and maintenance downtime across our industry. Strong North American integrated polyethylene margins should continue as U.S. producers seek to fulfill domestic order backlogs, rebuild inventories and serve export demand. During the second half of 2021, increased mobility should drive higher demand for gasoline and jet fuel, improving margins for our Refining and I&D segments. We also expect that moderating feedstock costs will increase second quarter margins for our Advanced Polymer Solutions segment.
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
•if crude oil prices fall materially, or remain low relative to U.S. natural gas prices, we would see less benefit from low-cost natural gas and natural gas liquids and it could have a negative effect on our results of operations;
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
Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market and regulatory risks is described in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2020. Our exposure to such risks has not changed materially in the three months ended March 31, 2021.
Item 4.    CONTROLS AND PROCEDURES
As of March 31, 2021, with the participation of our management, our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial and accounting officer) carried out an evaluation, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the Act), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2021.
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

Additional information about our other environmental proceedings can be found in Part I, Item 3 of our 2020 Annual Report on Form 10-K, which is incorporated into this Item 1 by reference.
Item 1A.    RISK FACTORS

There have been no material changes to the risk factors associated with our business previously disclosed in “Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2020.
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

Item 4.    MINE SAFETY DISCLOSURES
Not applicable.

Item 6.    EXHIBITS

Exhibit Number	Description

10.1*+	2021 Form of Restricted Stock Unit Award Agreement

10.2*+	2021 Form of Performance Share Unit Award Agreement

10.3*+	2021 Form of Non-Qualified Stock Option Award Agreement

22*	Subsidiary Issuers of Guaranteed Securities

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32*	Certifications pursuant to 18 U.S.C. Section 1350

101.INS*	XBRL Instance Document–The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

+ Management contract or compensatory plan, contract or arrangement
* Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LYONDELLBASELL INDUSTRIES N.V.

Date:	April 30, 2021	/s/ Michael C McMurray
Michael C. McMurray
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)