Form 10-Q
period 2021-06-30
LyondellBasell Industries N.V.
filed 2021-07-30
CIK 1489393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 334,515,368 ordinary shares, €0.04 par value, outstanding at July 28, 2021 (excluding 5,578,288 treasury shares).

LYONDELLBASELL INDUSTRIES N.V.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars, except earnings per share	2021	2020	2021	2020
Sales and other operating revenues:
Trade	$11,334	$5,371	$20,185	$12,674
Related parties	227	175	458	366
	11,561	5,546	20,643	13,040
Operating costs and expenses:
Cost of sales	8,676	4,894	16,354	11,762
Selling, general and administrative expenses	327	288	614	583
Research and development expenses	32	25	61	52
	9,035	5,207	17,029	12,397
Operating income	2,526	339	3,614	643
Interest expense	(130)	(125)	(240)	(214)
Interest income	5	4	7	7
Other income, net	14	4	39	4
Income from continuing operations before equity investments and income taxes	2,415	222	3,420	440
Income from equity investments	148	61	285	61
Income from continuing operations before income taxes	2,563	283	3,705	501
Provision for (benefit from) income taxes	506	(32)	576	43
Income from continuing operations	2,057	315	3,129	458
Income (loss) from discontinued operations, net of tax	2	(1)	—	—
Net income	2,059	314	3,129	458
Dividends on redeemable non-controlling interests	(1)	(1)	(3)	(3)
Net income attributable to the Company shareholders	$2,058	$313	$3,126	$455

Earnings per share:
Net income attributable to the Company shareholders —
Basic:
Continuing operations	$6.13	$0.94	$9.33	$1.36
Discontinued operations	0.01	—	—	—
	$6.14	$0.94	$9.33	$1.36
Diluted:
Continuing operations	$6.12	$0.94	$9.32	$1.36
Discontinued operations	0.01	—	—	—
	$6.13	$0.94	$9.32	$1.36
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2021	2020	2021	2020
Net income	$2,059	$314	$3,129	$458
Other comprehensive income (loss), net of tax –
Financial derivatives	(78)	(26)	97	(364)
Unrealized (losses) gains on available-for-sale debt securities	(1)	3	(1)	1
Defined benefit pension and other postretirement benefit plans	17	11	28	21
Foreign currency translations	77	66	(30)	(133)
Total other comprehensive income (loss), net of tax	15	54	94	(475)
Comprehensive income (loss)	2,074	368	3,223	(17)
Dividends on redeemable non-controlling interests	(1)	(1)	(3)	(3)
Comprehensive income (loss) attributable to the Company shareholders	$2,073	$367	$3,220	$(20)
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED BALANCE SHEETS

Millions of dollars	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$1,381	$1,763
Restricted cash	2	2
Short-term investments	136	702
Accounts receivable:
Trade, net	4,707	3,291
Related parties	190	150
Inventories	4,840	4,344
Prepaid expenses and other current assets	1,641	1,382
Total current assets	12,897	11,634
Operating lease assets	1,634	1,492
Property, plant and equipment	22,176	21,484
Less: Accumulated depreciation	(7,531)	(7,098)
Property, plant and equipment, net	14,645	14,386
Equity investments	4,902	4,729
Goodwill	1,931	1,953
Intangible assets, net	677	751
Other assets	573	458
Total assets	$37,259	$35,403
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED BALANCE SHEETS

Millions of dollars, except shares and par value data	June 30, 2021	December 31, 2020
LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY
Current liabilities:
Current maturities of long-term debt	$8	$8
Short-term debt	683	663
Accounts payable:
Trade	2,909	2,398
Related parties	577	550
Accrued liabilities	2,418	1,883
Total current liabilities	6,595	5,502
Long-term debt	13,482	15,286
Operating lease liabilities	1,364	1,222
Other liabilities	2,657	2,957
Deferred income taxes	2,507	2,332
Commitments and contingencies
Redeemable non-controlling interests	116	116
Shareholders’ equity:
Ordinary shares, €0.04 par value, 1,275 million shares authorized, 334,503,518 and 334,015,220 shares outstanding, respectively	19	19
Additional paid-in capital	6,011	5,986
Retained earnings	6,837	4,440
Accumulated other comprehensive loss	(1,849)	(1,943)
Treasury stock, at cost, 5,590,138 and 6,030,408 ordinary shares, respectively	(494)	(531)
Total Company share of shareholders’ equity	10,524	7,971
Non-controlling interests	14	17
Total equity	10,538	7,988
Total liabilities, redeemable non-controlling interests and equity	$37,259	$35,403
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
Millions of dollars	2021	2020
Cash flows from operating activities:
Net income	$3,129	$458
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	665	698
Amortization of debt-related costs	13	7
Share-based compensation	35	29
Inventory valuation charges	—	323
Equity investments—
Equity income	(285)	(61)
Distributions of earnings, net of tax	142	81
Deferred income tax (benefit) provision	34	(90)
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(1,502)	487
Inventories	(541)	463
Accounts payable	482	(485)
Other, net	301	(76)
Net cash provided by operating activities	2,473	1,834
Cash flows from investing activities:
Expenditures for property, plant and equipment	(771)	(1,248)
Purchases of available-for-sale debt securities	—	(270)
Proceeds from maturities of available-for-sale debt securities	291	—
Purchases of equity securities	—	(184)
Proceeds from equity securities	264	1
Acquisition of equity method investment	(104)	—
Other, net	(42)	(26)
Net cash used in investing activities	(362)	(1,727)
Cash flows from financing activities:
Repurchases of Company ordinary shares	—	(4)
Dividends paid - common stock	(730)	(701)
Purchase of non-controlling interest	—	(30)
Issuance of long-term debt	—	2,492
Payments of debt issuance costs	—	(18)
Repayments of long-term debt	(1,775)	(500)
Debt extinguishment costs	(23)	—
Issuance of short-term debt	—	521
Repayments of short-term debt	—	(500)
Net proceeds from commercial paper	—	212
Collateral received from (paid for) interest rate derivatives	51	(238)
Proceeds from settlement of cash flow hedges	—	346
Other, net	7	(12)
Net cash (used in) provided by financing activities	(2,470)	1,568
Effect of exchange rate changes on cash	(23)	15
(Decrease) increase in cash and cash equivalents and restricted cash	(382)	1,690
Cash and cash equivalents and restricted cash at beginning of period	1,765	888
Cash and cash equivalents and restricted cash at end of period	$1,383	$2,578
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Company Share of Shareholders’ Equity	Non- Controlling Interests
Millions of dollars	Issued	Treasury
Balance, March 31, 2021	$19	$(506)	$5,993	$5,158	$(1,864)	$8,800	$14
Net income	—	—	—	2,059	—	2,059	—
Other comprehensive income	—	—	—	—	15	15	—
Share-based compensation	—	12	18	(1)	—	29	—
Dividends - common stock ($1.13 per share)	—	—	—	(378)	—	(378)	—
Dividends - redeemable non-controlling interests ($15.00 per share)	—	—	—	(1)	—	(1)	—
Balance, June 30, 2021	$19	$(494)	$6,011	$6,837	$(1,849)	$10,524	$14

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Company Share of Shareholders’ Equity	Non- Controlling Interests
Millions of dollars	Issued	Treasury
Balance, March 31, 2020	$19	$(559)	$5,950	$4,227	$(2,313)	$7,324	$19
Net income	—	—	—	314	—	314	—
Other comprehensive income	—	—	—	—	54	54	—
Share-based compensation	—	11	8	(2)	—	17	—
Dividends - common stock ($1.05 per share)	—	—	—	(350)	—	(350)	—
Dividends - redeemable non-controlling interests ($15.00 per share)	—	—	—	(1)	—	(1)	—
Balance, June 30, 2020	$19	$(548)	$5,958	$4,188	$(2,259)	$7,358	$19
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Company Share of Shareholders’ Equity	Non- Controlling Interests
Millions of dollars	Issued	Treasury
Balance, December 31, 2020	$19	$(531)	$5,986	$4,440	$(1,943)	$7,971	$17
Net income	—	—	—	3,129	—	3,129	—
Other comprehensive income	—	—	—	—	94	94	—
Share-based compensation	—	37	25	1	—	63	—
Dividends - common stock ($2.18 per share)	—	—	—	(730)	—	(730)	—
Dividends - redeemable non-controlling interests ($30.00 per share)	—	—	—	(3)	—	(3)	—
Sales of non-controlling interest	—	—	—	—	—	—	(3)
Balance, June 30, 2021	$19	$(494)	$6,011	$6,837	$(1,849)	$10,524	$14

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Company Share of Shareholders’ Equity	Non- Controlling Interests
Millions of dollars	Issued	Treasury
Balance, December 31, 2019	$19	$(580)	$5,954	$4,435	$(1,784)	$8,044	$19
Net income	—	—	—	458	—	458	—
Other comprehensive loss	—	—	—	—	(475)	(475)	—
Share-based compensation	—	36	(3)	(1)	—	32	—
Dividends - common stock ($2.10 per share)	—	—	—	(701)	—	(701)	—
Dividends - redeemable non-controlling interests ($30.00 per share)	—	—	—	(3)	—	(3)	—
Repurchases of Company ordinary shares	—	(4)	—	—	—	(4)	—
Purchase of non-controlling interest	—	—	7	—	—	7	—
Balance, June 30, 2020	$19	$(548)	$5,958	$4,188	$(2,259)	$7,358	$19
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

Accounting Guidance Issued But Not Adopted as of June 30, 2021
There are no ASUs issued and not yet adopted that could have a material impact on our Consolidated Financial Statements.

3.    Revenues
Contract Balances—Contract liabilities were $181 million and $194 million at June 30, 2021 and December 31, 2020, respectively. Revenue recognized in each reporting period, included in the contract liability balance at the beginning of the period, was immaterial.
Disaggregation of Revenues—The following table presents our revenues disaggregated by key products:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2021	2020	2021	2020
Sales and other operating revenues:
Olefins and co-products	$1,185	$460	$2,276	$1,127
Polyethylene	2,611	1,277	4,764	2,736
Polypropylene	1,996	969	3,714	2,070
Propylene oxide and derivatives	725	332	1,227	796
Oxyfuels and related products	838	389	1,445	1,096
Intermediate chemicals	948	404	1,526	948
Compounding and solutions	1,077	549	2,115	1,461
Advanced polymers	256	151	487	332
Refined products	1,741	855	2,734	2,191
Other	184	160	355	283
Total	$11,561	$5,546	$20,643	$13,040

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table presents our revenues disaggregated by geography, based upon the location of the customer:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2021	2020	2021	2020
Sales and other operating revenues:
United States	$5,616	$2,417	$9,702	$5,604
Germany	934	398	1,699	1,039
China	561	302	1,121	545
Italy	472	259	850	594
France	366	161	656	431
Mexico	390	203	637	583
The Netherlands	346	153	616	365
Japan	331	143	561	478
Poland	271	188	541	412
Other	2,274	1,322	4,260	2,989
Total	$11,561	$5,546	$20,643	$13,040
4.    Accounts Receivable
Our accounts receivable are reflected in the Consolidated Balance Sheets net of allowance for credit losses of $7 million and $15 million at June 30, 2021 and December 31, 2020, respectively.
5.    Inventories
Inventories consisted of the following components:

Millions of dollars	June 30, 2021	December 31, 2020
Finished goods	$3,168	$2,816
Work-in-process	197	144
Raw materials and supplies	1,475	1,384
Total inventories	$4,840	$4,344
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
During the first six months of 2020, we recognized an LCM inventory valuation charge of $323 million related to the decline in pricing for many of our raw material and finished goods inventories since December 31, 2019. During the second quarter of 2020, we recognized a LCM inventory valuation benefit of $96 million, largely driven by the recovery of market prices of crude oil and refined products during the second quarter.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

6.    Debt
Long-term loans, notes and other debt, net of unamortized discount and debt issuance cost, consisted of the following:

Millions of dollars	June 30, 2021	December 31, 2020
Senior Notes due 2024, $1,000 million, 5.75% ($3 million of debt issuance cost)	$997	$996
Senior Notes due 2055, $1,000 million, 4.625% ($15 million of discount; $11 million of debt issuance cost)	974	974
Term Loan due 2022, $4,000 million	—	1,448
Guaranteed Notes due 2023, $750 million, 4.0% ($1 million of discount; $1 million of debt issuance cost)	423	745
Guaranteed Floating Rate Notes due 2023, $650 million ($3 million of debt issuance cost)	647	646
Guaranteed Notes due 2025, $500 million, 2.875% ($3 million of debt issuance cost)	497	496
Guaranteed Notes due 2025, $500 million, 1.25% ($1 million of discount; $4 million of debt issuance cost)	495	495
Guaranteed Notes due 2026, €500 million, 0.875% ($1 million of discount; $3 million of debt issuance cost)	591	608
Guaranteed Notes due 2027, $1,000 million, 3.5% ($6 million of discount; $5 million of debt issuance cost)	1,084	1,090
Guaranteed Notes due 2027, $300 million, 8.1%	300	300
Guaranteed Notes due 2030, $500 million, 3.375% ($1 million of discount; $3 million of debt issuance cost)	500	495
Guaranteed Notes due 2030, $500 million, 2.25% ($4 million of discount; $4 million of debt issuance cost)	492	492
Guaranteed Notes due 2031, €500 million, 1.625% ($6 million of discount; $3 million of debt issuance cost)	585	602
Guaranteed Notes due 2040, $750 million, 3.375% ($2 million of discount; $8 million of debt issuance cost)	740	740
Guaranteed Notes due 2043, $750 million, 5.25% ($19 million of discount; $7 million of debt issuance cost)	724	723
Guaranteed Notes due 2044, $1,000 million, 4.875% ($10 million of discount; $9 million of debt issuance cost)	981	981
Guaranteed Notes due 2049, $1,000 million, 4.2% ($15 million of discount; $10 million of debt issuance cost)	975	975
Guaranteed Notes due 2050, $1,000 million, 4.2% ($6 million of discount; $10 million of debt issuance cost)	984	984
Guaranteed Notes due 2051, $1,000 million, 3.625% ($3 million of discount; $11 million of debt issuance cost)	986	986
Guaranteed Notes due 2060, $500 million, 3.8% ($4 million of discount; $6 million of debt issuance cost)	490	490
Other	25	28
Total	13,490	15,294
Less current maturities	(8)	(8)
Long-term debt	$13,482	$15,286

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Fair value hedging adjustments associated with the fair value hedge accounting of our fixed-for-floating interest rate swaps for the applicable periods are as follows:

		Gains (Losses)				Cumulative Fair Value Hedging Adjustments Included in Carrying Amount of Debt
	Inception Year	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
Millions of dollars		2021	2020	2021	2020	2021	2020
Senior Notes due 2021, 6.0%	2016	$—	$2	$—	$(14)	$—	$—
Guaranteed Notes due 2027, 3.5%	2017	4	7	8	(73)	(94)	(102)
Guaranteed Notes due 2022, 1.875%	2018	—	—	—	1	—	—
Guaranteed Notes due 2026, 0.875%	2020	—	(1)	1	(1)	(1)	(2)
Guaranteed Notes due 2027, 3.5%	2021	(1)	—	(1)	—	(1)	—
Guaranteed Notes due 2030, 3.375%	2021	(4)	—	(4)	—	(4)	—
Total		$(1)	$8	$4	$(87)	$(100)	$(104)
Fair value adjustments are recognized in Interest expense in the Consolidated Statements of Income.
Short-term loans, notes and other debt consisted of the following:

Millions of dollars	June 30, 2021	December 31, 2020
U.S. Receivables Facility	$—	$—
Commercial paper	500	500
Precious metal financings	167	140
Other	16	23
Total Short-term debt	$683	$663
Long-Term Debt
Senior Revolving Credit Facility—Our $2,500 million Senior Revolving Credit Facility, of which $2,440 million expires in June 2023 and the remainder expires in June 2022, may be used for dollar and euro denominated borrowings. The facility has a $500 million sub-limit for dollar and euro denominated letters of credit, a $1,000 million uncommitted accordion feature, and supports our commercial paper program. Borrowings under the facility bear interest at either a base rate or LIBOR rate, plus an applicable margin. Additional fees are incurred for the average daily unused commitments. At June 30, 2021, we had no borrowings or letters of credit outstanding and $2,010 million of unused availability under this facility.
Term Loan due 2022—In March 2019, LYB Americas Finance Company LLC (“LYB Americas Finance”), a wholly owned subsidiary of LyondellBasell Industries N.V., entered into a $4,000 million senior unsecured delayed draw term loan credit facility that matures in March 2022. Borrowings under the credit agreement were available through December 31, 2019, subsequent to which no further borrowings may be made under the agreement. Outstanding borrowings bear interest at either a base rate or LIBOR rate, as defined, plus in each case, an applicable margin determined by reference to LyondellBasell N.V.’s current credit ratings. In January 2021, we repaid $500 million outstanding under our Term Loan due 2022. The remaining outstanding balance of $950 million was repaid in the second quarter of 2021.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Guaranteed Notes due 2023—In July 2013, LYB Finance issued $750 million of 4% guaranteed notes due 2023 at a discounted price of 98.678%. In June 2021, we redeemed $325 million of the outstanding notes. In conjunction with the partial redemption, we recognized $25 million of debt extinguishment costs which are reflected in Interest expense in the Consolidated Statements of Income. The debt extinguishment costs include $23 million paid for make-whole premiums, fees and expenses related to the redemption of the notes and non-cash charges of $2 million for the write-off of unamortized debt discount and issuance costs.
Short-Term Debt
U.S. Receivables Facility—Our U.S. Receivables Facility has a purchase limit of $900 million in addition to a $300 million uncommitted accordion feature. In June 2021, we extended the term of the facility to June 2024 in accordance with the terms of the agreement. This facility provides liquidity through the sale or contribution of trade receivables by certain of our U.S. subsidiaries to a wholly owned, bankruptcy-remote subsidiary on an ongoing basis and without recourse. We pay variable interest rates on our secured borrowings. Additional fees are incurred for the average daily unused commitments. This facility also provides for the issuance of letters of credit up to $200 million. At June 30, 2021, we had no borrowings or letters of credit outstanding and $900 million unused availability under this facility.
Commercial Paper Program—We have a commercial paper program under which we may issue up to $2,500 million of privately placed, unsecured, short-term promissory notes (“commercial paper”). Interest rates on the commercial paper outstanding at June 30, 2021 are based on the terms of the notes and range from 0.14% to 0.25%. At June 30, 2021, we had $500 million of outstanding commercial paper.
Weighted Average Interest Rate—At June 30, 2021 and December 31, 2020, our weighted average interest rates on outstanding Short-term debt were 0.7% and 0.9%, respectively.
Additional Information
Debt Discount and Issuance Costs—Amortization of debt discounts and debt issuance costs resulted in amortization expense of $13 million and $7 million for the six months ended June 30, 2021 and 2020, respectively, which is included in Interest expense in the Consolidated Statements of Income.
As of June 30, 2021, we are in compliance with our debt covenants.
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
Cash and Cash Equivalents—At June 30, 2021 and December 31, 2020, we had marketable securities classified as Cash and cash equivalents of $514 million and $682 million, respectively.
Foreign Currency Gain (Loss)—Other income, net, in the Consolidated Statements of Income includes foreign currency losses of $5 million and $2 million, and losses of less than $1 million and $7 million, for the three and six months ended June 30, 2021 and 2020, respectively.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Financial Instruments Measured at Fair Value on a Recurring Basis—The following table summarizes financial instruments outstanding for the periods presented that are measured at fair value on a recurring basis:

	June 30, 2021		December 31, 2020
Millions of dollars	Notional Amount	Fair Value	Notional Amount	Fair Value	Balance Sheet Classification
Assets–
Derivatives designated as hedges:
Commodities	$30	$22	$19	$3	Prepaid expenses and other current assets
Commodities	20	7	41	4	Other Assets
Foreign currency	358	26	—	26	Prepaid expenses and other current assets
Foreign currency	923	21	—	—	Other assets
Interest rates	—	4	—	—	Prepaid expenses and other current assets
Interest rates	569	6	122	2	Other assets
Derivatives not designated as hedges:
Commodities	140	5	71	2	Prepaid expenses and other current assets
Foreign currency	139	—	149	—	Prepaid expenses and other current assets
Non-derivatives:
Available-for-sale debt securities	54	55	348	349	Short-term investments
Equity securities	81	81	353	353	Short-term investments
Total	$2,314	$227	$1,103	$739
Liabilities–
Derivatives designated as hedges:
Commodities	$—	$—	$—	$2	Accrued liabilities
Foreign currency	855	105	1,213	146	Accrued liabilities
Foreign currency	2,682	222	2,682	302	Other liabilities
Interest rates	—	1	—	—	Accrued liabilities
Interest rates	1,000	243	1,000	343	Other liabilities
Derivatives not designated as hedges:
Commodities	118	11	113	14	Accrued liabilities
Foreign currency	1,306	9	76	1	Accrued liabilities
Total	$5,961	$591	$5,084	$808
As of June 30, 2021, our limited partnership investments included in our equity securities discussed below are measured at fair value using the net asset value per share, or its equivalent, practical expedient and have not been classified in the fair value hierarchy. All other financial instruments in the table above, including equity securities as of December 31, 2020, are classified as Level 2. We present the gross assets and liabilities of our derivative financial instruments on the Consolidated Balance Sheets.
At June 30, 2021, our outstanding foreign currency contracts, not designated as hedges, mature from July 2021 to March 2022. Our commodity contracts, not designated as hedges, mature in July 2021.

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

	June 30, 2021		December 31, 2020
Millions of dollars	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-derivatives:
Liabilities:
Short-term debt	$167	$175	$140	$154
Long-term debt	13,465	15,123	15,266	17,290
Total	$13,632	$15,298	$15,406	$17,444

Net Investment Hedges—The following table summarizes our net investment hedges outstanding for the periods presented:

	June 30, 2021		December 31, 2020
Millions of euro/dollars	Notional Value		Notional Value		Expiration Date
		Equivalent US$		Equivalent US$
Foreign currency	€2,417	$2,813	€1,667	$1,890	2021 to 2030
In the second quarter of 2021, we entered into foreign currency contracts with an aggregate notional value of €750 million that were designated as net investment hedges.
In July 2021, we entered into a foreign currency contract with a notional value of €250 million that was designated as a net investment hedge.
Cash Flow Hedges—The following table summarizes our cash flow hedges outstanding for the periods presented:

	June 30, 2021	December 31, 2020
Millions of dollars	Notional Value	Notional Value	Expiration Date
Foreign currency	$2,005	$2,005	2021 to 2027
Interest rates	1,000	1,000	2023 to 2024
Commodities	50	60	2021 to 2022
As of June 30, 2021 and December 31, 2020, Other assets include $187 million and $238 million of collateral held with our counterparties related to our forward-starting interest rate swaps, respectively. Related cash flows are included in financing activities in the Consolidated Statements of Cash Flows.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

As of June 30, 2021, on a pre-tax basis, $5 million is scheduled to be reclassified from Accumulated other comprehensive loss as an increase to Interest expense over the next twelve months.
Fair Value Hedges—The following table summarizes our fair value hedges outstanding for the periods presented:

	June 30, 2021	December 31, 2020
Millions of dollars	Notional Value	Notional Value	Expiration Date
Interest rates	$569	$122	2025 to 2030
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
Impact on Earnings and Other Comprehensive Income—The following tables summarize the pre-tax effect of derivative and non-derivative instruments recorded in Accumulated other comprehensive loss (“AOCI”), the gains (losses) reclassified from AOCI to earnings and additional gains (losses) recognized directly in earnings:

	Effects of Financial Instruments
	Three Months Ended June 30,
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI to Income		Gain (Loss) Recognized in Income		Income Statement
Millions of dollars	2021	2020	2021	2020	2021	2020	Classification
Derivatives designated as hedges:
Commodities	$23	$(2)	$(3)	$—	$—	$—	Cost of sales
Foreign currency	(9)	(86)	24	45	13	14	Interest expense
Interest rates	(123)	3	2	2	3	(6)	Interest expense
Derivatives not designated as hedges:
Commodities	—	—	—	—	9	14	Sales and other operating revenues
Commodities	—	—	—	—	12	77	Cost of sales
Foreign currency	—	—	—	—	(15)	(6)	Other income, net
Non-derivatives designated as hedges:
Long-term debt	—	(20)	—	—	—	—	Other income, net
Total	$(109)	$(105)	$23	$47	$22	$93

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Effects of Financial Instruments
	Six Months Ended June 30,
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI to Income		Gain (Loss) Recognized in Income		Income Statement
Millions of dollars	2021	2020	2021	2020	2021	2020	Classification
Derivatives designated as hedges:
Commodities	$29	$(2)	$(4)	$—	$—	$—	Cost of sales
Foreign currency	139	78	(68)	(8)	25	30	Interest expense
Interest rates	100	(532)	3	2	5	90	Interest expense
Derivatives not designated as hedges:
Commodities	—	—	—	—	12	5	Sales and other operating revenues
Commodities	—	—	—	—	23	74	Cost of sales
Foreign currency	—	—	—	—	(29)	(10)	Other income, net
Non-derivatives designated as hedges:
Long-term debt	—	2	—	—	—	—	Other income, net
Total	$268	$(454)	$(69)	$(6)	$36	$189
The derivative amounts excluded from the assessment of effectiveness for foreign currency contracts designated as net investment hedges recognized in other comprehensive income for the three and six months ended June 30, 2021 were gains of less than $1 million and $4 million, respectively and for the three and six months ended June 30, 2020 were losses of $2 million each.
The derivative amounts excluded from the assessment of effectiveness for foreign currency contracts designated as net investment hedges recognized in Interest expense for the three and six months ended June 30, 2021 were gains of $2 million and $5 million, respectively, and for the three and six months ended June 30, 2020 were gains of $3 million and $7 million, respectively.
The pre-tax effect of the periodic receipt of fixed interest and payment of variable interest associated with our fixed-for-floating interest rate swaps resulted in $1 million decrease in Interest expense during each of the three and six months ended June 30, 2021, respectively, and $1 million and $3 million decrease in interest expense during the three and six months ended June 30, 2020, respectively.
Investments in Available-for-Sale Debt Securities—The following table summarizes the amortized cost, gross unrealized gains and losses, and fair value of our outstanding available-for-sale debt securities:

Millions of dollars	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities at June 30, 2021	$54	$1	$—	$55
Debt securities at December 31, 2020	348	1	—	349
No allowance for credit losses related to our available-for-sale debt securities were recorded for the three and six months ended June 30, 2021 and for the year ended December 31, 2020.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

As of June 30, 2021, bonds classified as available-for-sale debt securities had remaining maturities of less than 1 month.
We received proceeds of $217 million and $291 million from maturities of our available-for-sale debt securities during the three and six months ended June 30, 2021. No proceeds were received from maturities of our available-for-sale debt securities during the three and six months ended June 30, 2020. In addition, no proceeds were received and no gain or loss was realized in connection with the sales of our available-for-sale debt securities during the three and six months ended June 30, 2021 and 2020, respectively.

We had no available-for-sale debt securities which were in a continuous unrealized loss position for less than or greater than twelve months as of June 30, 2021 and December 31, 2020.
Investments in Equity Securities—Our investment in equity securities consists of an investment in a limited partnership with a notional amount of $81 million and $353 million as of June 30, 2021 and December 31, 2020, respectively. The carrying amount approximate fair value. The investment is carried at its net asset value as a practical expedient at June 30, 2021 and fair value at December 31, 2020. The investment is under voluntary liquidation by the fund administrator and we expect the investment to be fully liquidated by early 2022, during which time redemption or sale of the investment is restricted.
We received proceeds of $38 million and $264 million related to our investments in equity securities during the three and six months ended June 30, 2021, respectively, and $1 million during the six months ended June 30, 2020. No proceeds related to the sale of investments in equity securities were received during the three months ended June 30, 2020. Proceeds of $26 million were received in July 2021.
We recognized unrealized gain of less than $1 million on our equity securities that were outstanding during the three and six months ended June 30, 2021 and no unrealized gains or losses was recognized during the three and six months ended in June 30, 2020.

8.    Income Taxes
For interim tax reporting, we estimate an annual effective tax rate which is applied to the year-to-date ordinary income (loss). Tax effects of significant unusual or infrequently occurring items are excluded from the estimated annual effective tax rate calculation and recognized in the interim period in which they occur. Our effective income tax rate fluctuates based on, among other factors, changes in pretax income in countries with varying statutory tax rates, changes in valuation allowances, changes in foreign exchange gains or losses, the amount of exempt income, changes in unrecognized tax benefits associated with uncertain tax positions and changes in tax laws.

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

Our effective income tax rate for the three months ended June 30, 2021 was 19.7% compared with -11.3% for the three months ended June 30, 2020. In March 2020, the U.S. enacted the Coronavirus Aid, Relief, and Economic Security Act, also known as the “CARES Act.” The higher effective tax rate for the three months ended June 30, 2021 was primarily attributable to benefits resulting from the CARES Act (27.1%) and exempt income (10.0%) relative to pretax earnings.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Our effective income tax rate for the six months ended June 30, 2021 was 15.5% compared with 8.6% for the six months ended June 30, 2020. The higher effective tax rate for the six months ended June 30, 2021 was attributable to benefits resulting from the CARES Act (4.4%) and exempt income (8.9%) relative to pretax earnings. These drivers were partially offset by return to accrual adjustments primarily from a tax benefit associated with a step-up of certain Italian assets to fair market value (-3.2%).

As of June 30, 2021 and December 31, 2020, we had $499 million and $67 million, respectively, of income taxes payable which was included in Accrued liabilities in our Consolidated Balance Sheets.

9.    Commitments and Contingencies
Commitments—We have various purchase commitments for materials, supplies and services incidental to the ordinary conduct of business, generally for quantities required for our businesses and at prevailing market prices. These commitments are designed to assure sources of supply and are not expected to be in excess of normal requirements. As of June 30, 2021, we had capital expenditure commitments, which we incurred in our normal course of business, including commitments of approximately $259 million related to building our new PO/TBA plant in Houston, Texas.
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
Environmental Remediation—Our accrued liability for future environmental remediation costs at current and former plant sites and other remediation sites totaled $129 million and $133 million as of June 30, 2021 and December 31, 2020, respectively. At June 30, 2021, the accrued liabilities for individual sites range from less than $1 million to $16 million. The remediation expenditures are expected to occur over a number of years, and not concentrated in any single year. In our opinion, it is reasonably possible that losses in excess of the liabilities recorded may have been incurred. However, we cannot estimate any amount or range of such possible additional losses. New information about sites, new technology or future developments such as involvement in investigations by regulatory agencies, could require us to reassess our potential exposure related to environmental matters.

Indemnification—We are parties to various indemnification arrangements, including arrangements entered into in connection with acquisitions, divestitures and the formation and dissolution of joint ventures. Pursuant to these arrangements, we provide indemnification to and/or receive indemnification from other parties in connection with liabilities that may arise in connection with the transactions and in connection with activities prior to completion of the transactions. These indemnification arrangements typically include provisions pertaining to third-party claims relating to environmental and tax matters and various types of litigation. As of June 30, 2021, we had not accrued any significant amounts for our indemnification obligations, and we are not aware of other circumstances that would likely lead to significant future indemnification obligations. We cannot determine with certainty the potential amount of future payments under the indemnification arrangements until events arise that would trigger a liability under the arrangements.
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

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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
10.    Shareholders’ Equity and Redeemable Non-controlling Interests
Shareholders’ Equity
Dividend Distributions—The following table summarized the dividends paid in the periods presented:

Millions of dollars, except per share amounts	Dividend Per Ordinary Share	Aggregate Dividends Paid	Date of Record
March 2021	$1.05	$352	March 8, 2021
June 2021	1.13	378	June 7, 2021
	$2.18	$730

Share Repurchase Authorization—In May 2021, our shareholders approved a proposal to authorize us to repurchase up to 34.0 million ordinary shares, through November 28, 2022 (“May 2021 Share Repurchase Authorization”), which superseded any prior repurchase authorizations. The timing and amount of these repurchases, which are determined based on our evaluation of market conditions and other factors, may be executed from time to time through open market or privately negotiated transactions. The repurchased shares, which are recorded at cost, are classified as Treasury stock and may be retired or used for general corporate purposes, including for various employee benefit and compensation plans. As of June 30, 2021, there were no repurchases under the May 2021 Share Repurchase Authorization.
Ordinary Shares—The changes in the outstanding amounts of ordinary shares are as follows:

	Six Months Ended June 30,
	2021	2020
Ordinary shares outstanding:
Beginning balance	334,015,220	333,476,883
Share-based compensation	390,264	225,367
Employee stock purchase plan	98,034	178,239
Purchase of ordinary shares	—	(50,685)
Ending balance	334,503,518	333,829,804

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Treasury Shares—The changes in the amounts of treasury shares held by the Company are as follows:

	Six Months Ended June 30,
	2021	2020
Ordinary shares held as treasury shares:
Beginning balance	6,030,408	6,568,745
Share-based compensation	(390,264)	(225,367)
Employee stock purchase plan	(50,006)	(178,239)
Purchase of ordinary shares	—	50,685
Ending balance	5,590,138	6,215,824
Accumulated Other Comprehensive Loss—The components of, and after-tax changes in, Accumulated other comprehensive loss as of and for the six months ended June 30, 2021 and 2020 are presented in the following tables:

Millions of dollars	Financial Derivatives	Unrealized Gains on Available -for-Sale Debt Securities	Defined Benefit Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustments	Total
Balance – January 1, 2021	$(426)	$1	$(752)	$(766)	$(1,943)
Other comprehensive income (loss) before reclassifications	193	(1)	—	(12)	180
Tax expense before reclassifications	(42)	—	—	(18)	(60)
Amounts reclassified from accumulated other comprehensive loss	(69)	—	32	—	(37)
Tax (expense) benefit	15	—	(4)	—	11
Net other comprehensive income (loss)	97	(1)	28	(30)	94
Balance – June 30, 2021	$(329)	$—	$(724)	$(796)	$(1,849)

Millions of dollars	Financial Derivatives	Unrealized Gains on Available -for-Sale Debt Securities	Defined Benefit Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustments	Total
Balance – January 1, 2020	$(200)	$—	$(711)	$(873)	$(1,784)
Other comprehensive income (loss) before reclassifications	(456)	1	—	(133)	(588)
Tax benefit before reclassifications	95	—	—	—	95
Amounts reclassified from accumulated other comprehensive loss	(6)	—	28	—	22
Tax (expense) benefit	3	—	(7)	—	(4)
Net other comprehensive income (loss)	(364)	1	21	(133)	(475)
Balance – June 30, 2020	$(564)	$1	$(690)	$(1,006)	$(2,259)

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The amounts reclassified out of each component of Accumulated other comprehensive loss are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item on the Consolidated Statements of Income
Millions of dollars	2021	2020	2021	2020
Reclassification adjustments for:
Financial derivatives:
Foreign currency	$24	$45	$(68)	$(8)	Interest expense
Commodities	(3)	—	(4)	—	Cost of sales
Interest rates	2	2	3	2	Interest expense
Income tax (expense) benefit	(5)	(12)	15	3	Provision for income taxes
Financial derivatives, net of tax	18	35	(54)	(3)
Amortization of defined pension items:
Prior service cost	1	1	2	2	Other income, net
Actuarial loss	12	13	26	26	Other income, net
Settlement loss	4	—	4	—	Other income, net
Income tax expense	—	(3)	(4)	(7)	Provision for income taxes
Defined pension items, net of tax	17	11	28	21
Total reclassifications, before tax	40	61	(37)	22
Income tax (expense) benefit	(5)	(15)	11	(4)	Provision for income taxes
Total reclassifications, after tax	$35	$46	$(26)	$18	Amount included in net income
Redeemable Non-controlling Interests
Our redeemable non-controlling interests relate to shares of cumulative perpetual special stock (“redeemable non-controlling interest stock”) issued by our consolidated subsidiary. As of June 30, 2021 and December 31, 2020, we had 115,374 shares of redeemable non-controlling interest stock outstanding. In February and May 2021, we paid cash dividends of $15.00 per share to our redeemable non-controlling interest shareholders of record as of January 15, 2021 and April 15, 2021. These dividends totaled $3 million for each of the six months ended June 30, 2021 and 2020.

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
Earnings per share data and dividends declared per share of common stock are as follows:

	Three Months Ended June 30,
	2021		2020
Millions of dollars	Continuing Operations	Discontinued Operations	Continuing Operations	Discontinued Operations
Net income (loss)	$2,057	$2	$315	$(1)
Dividends on redeemable non-controlling interests	(1)	—	(1)	—
Net (income) loss attributable to participating securities	(6)	—	(1)	—
Net income (loss) attributable to ordinary shareholders – basic and diluted	$2,050	$2	$313	$(1)

Millions of shares, except per share amounts
Basic weighted average common stock outstanding	334	334	334	334
Effect of dilutive securities	1	1	—	—
Potential dilutive shares	335	335	334	334

Earnings (loss) per share:
Basic	$6.13	$0.01	$0.94	$—
Diluted	$6.12	$0.01	$0.94	$—

	Six Months Ended June 30,
	2021		2020
Millions of dollars	Continuing Operations	Discontinued Operations	Continuing Operations	Discontinued Operations
Net income (loss)	$3,129	$—	$458	$—
Dividends on redeemable non-controlling interests	(3)	—	(3)	—
Net (income) loss attributable to participating securities	(8)	—	(1)	—
Net income (loss) attributable to ordinary shareholders – basic and diluted	$3,118	$—	$454	$—

Millions of shares, except per share amounts
Basic weighted average common stock outstanding	334	334	334	334
Effect of dilutive securities	1	1	—	—
Potential dilutive shares	335	335	334	334

Earnings (loss) per share:
Basic	$9.33	$—	$1.36	$—
Diluted	$9.32	$—	$1.36	$—

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
Summarized financial information concerning reportable segments is shown in the following tables for the periods presented:

	Three Months Ended June 30, 2021
Millions of dollars	O&P– Americas	O&P– EAI	I&D	APS	Refining	Technology	Other	Total
Sales and other operating revenues:
Customers	$2,564	$3,240	$2,531	$1,333	$1,741	$152	$—	$11,561
Intersegment	1,159	215	54	3	204	31	(1,666)	—
	3,723	3,455	2,585	1,336	1,945	183	(1,666)	11,561
Income from equity investments	35	102	11	—	—	—	—	148
EBITDA	1,576	708	596	129	(81)	92	(2)	3,018
Capital expenditures	82	47	245	15	20	20	2	431

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Three Months Ended June 30, 2020
Millions of dollars	O&P– Americas	O&P– EAI	I&D	APS	Refining	Technology	Other	Total
Sales and other operating revenues:
Customers	$1,073	$1,642	$1,140	$700	$854	$137	$—	$5,546
Intersegment	360	60	17	5	65	40	(547)	—
	1,433	1,702	1,157	705	919	177	(547)	5,546
Income from equity investments	7	51	3	—	—	—	—	61
LCM inventory valuation (benefit) charge	(38)	34	20	67	(179)	—	—	(96)
EBITDA	248	185	101	(44)	165	112	(7)	760
Capital expenditures	190	34	305	10	21	26	2	588

	Six Months Ended June 30, 2021
Millions of dollars	O&P– Americas	O&P– EAI	I&D	APS	Refining	Technology	Other	Total
Sales and other operating revenues:
Customers	$4,699	$6,080	$4,235	$2,602	$2,734	$293	$—	$20,643
Intersegment	1,883	422	117	4	337	55	(2,818)	—
	6,582	6,502	4,352	2,606	3,071	348	(2,818)	20,643
Income from equity investments	65	197	23	—	—	—	—	285
EBITDA	2,443	1,120	778	264	(191)	186	3	4,603
Capital expenditures	147	87	390	35	45	42	25	771

	Six Months Ended June 30, 2020
Millions of dollars	O&P– Americas	O&P– EAI	I&D	APS	Refining	Technology	Other	Total
Sales and other operating revenues:
Customers	$2,246	$3,706	$2,872	$1,793	$2,190	$233	$—	$13,040
Intersegment	979	220	55	8	177	66	(1,505)	—
	3,225	3,926	2,927	1,801	2,367	299	(1,505)	13,040
Income (loss) from equity investments	9	48	5	(1)	—	—	—	61
LCM inventory valuation charge	73	70	98	69	13	—	—	323
EBITDA	614	374	304	69	(107)	168	(16)	1,406
Capital expenditures	394	76	658	23	37	56	4	1,248

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

A reconciliation of EBITDA to Income from continuing operations before income taxes is shown in the following table for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2021	2020	2021	2020
EBITDA:
Total segment EBITDA	$3,020	$767	$4,600	$1,422
Other EBITDA	(2)	(7)	3	(16)
Less:
Depreciation and amortization expense	(330)	(356)	(665)	(698)
Interest expense	(130)	(125)	(240)	(214)
Add:
Interest income	5	4	7	7
Income from continuing operations before income taxes	$2,563	$283	$3,705	$501

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
OVERVIEW

Our results demonstrate that we continue to be well positioned to benefit from the ongoing global economic recovery. In our O&P—Americas and O&P—EAI segments, strong demand supported price and margin improvements during the second quarter of 2021. During the second quarter, we operated all of our available capacity at near full rates to begin rebuilding depleted industry-wide inventories and addressing our customers' backlogs. Our growth investments expanded the earnings power of our global portfolio and contributed to our ability to generate a total of $1.9 billion in cash from operations during the quarter. Further, during the second quarter we raised our quarterly dividend by 7.6% while continuing to focus on deleveraging our balance sheet.

Significant items that affected our results during the second quarter and first six months of 2021 relative to the second quarter and first six months of 2020 include:
•O&P—Americas results increased primarily due to olefin and polyolefin margin improvements;
•O&P—EAI results improved as a result of higher margins; and
•I&D results increased primarily driven by higher margins across most businesses.
Other noteworthy items since the beginning of the year include the following:
•In June 2021, invested $104 million to purchase a 50% interest in a joint venture with the China Petroleum & Chemical Corporation which will construct a new propylene oxide and styrene monomer unit in China; and
•In the first six months of 2021, repaid $1,450 million and $325 million outstanding under our Term Loan due 2022 and 4% Guaranteed Notes due 2023, respectively.

Results of operations for the periods discussed are presented in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2021	2020	2021	2020
Sales and other operating revenues	$11,561	$5,546	$20,643	$13,040
Cost of sales	8,676	4,894	16,354	11,762
Selling, general and administrative expenses	327	288	614	583
Research and development expenses	32	25	61	52
Operating income	2,526	339	3,614	643
Interest expense	(130)	(125)	(240)	(214)
Interest income	5	4	7	7
Other income, net	14	4	39	4
Income from equity investments	148	61	285	61
Income from continuing operations before income taxes	2,563	283	3,705	501
Provision for (benefit from) income taxes	506	(32)	576	43
Income from continuing operations	2,057	315	3,129	458
Income (loss) from discontinued operations, net of tax	2	(1)	—	—
Net income	$2,059	$314	$3,129	$458

RESULTS OF OPERATIONS
Revenues—Revenues increased by $6,015 million, or 108%, in the second quarter of 2021 compared to the second quarter of 2020 and by $7,603 million, or 58%, in the first six months of 2021 compared to the first six months of 2020. Average sales prices in the second quarter and first six months of 2021 were higher for many of our products as sales prices generally correlate with crude oil prices, which increased relative to the corresponding periods in 2020. These higher prices led to a 99% and 54% increase in revenue in the second quarter and first six months of 2021, respectively. Favorable foreign exchange impacts resulted in a revenue increase of 3% and 4% during the second quarter and first six months of 2021, respectively. Sales volumes were relatively unchanged in the first six months of 2021 compared to the first six months of 2020. In the second quarter of 2021, higher sales volumes resulted in a revenue increase of 6% relative to the second quarter of 2020 as a result of increased demand.
Cost of Sales—Cost of sales increased by $3,782 million, or 77%, in the second quarter of 2021 compared to the second quarter of 2020 and by $4,592 million, or 39%, in the first six months of 2021 compared to the first six months of 2020, respectively. This increase primarily related to higher feedstock and energy costs.
During the first six months of 2020, we recognized LCM inventory valuation charges of $323 million related to the decline in pricing for many of our raw material and finished goods inventories during the period. During the second quarter of 2020, we recognized a $96 million LCM inventory valuation benefit largely driven by the recovery of market prices of crude oil and refined products during the second quarter.
Operating Income—Operating income increased by $2,187 million, or 645%, in the second quarter of 2021 compared to the second quarter of 2020 and by $2,971 million, or 462%, in the first six months of 2021 compared to the first six months of 2020. In the second quarter of 2021, operating income in our O&P–Americas, O&P–EAI, I&D and APS segments increased by $1,288 million, $470 million, $469 million and $184 million, respectively, relative to the second quarter of 2020. The increases were partially offset by declines of $211 million and $22 million in our Refining and Technology segments, respectively, in the second quarter of 2021 compared to the second quarter of 2020.

In the first six months of 2021, operating income in our O&P–Americas, O&P–EAI, I&D, APS and Technology segments increased by $1,737 million, $594 million, $426 million, $218 million and $13 million, respectively, compared to the first six months of 2020. The increases were partially offset by a decline of $27 million in our Refining segment in the first six months of 2021 compared to the first six months 2020. Results for each of our business segments are discussed further in the Segment Analysis section below.
Income from Equity Investments—Income from our equity investments increased $87 million, or 143%, in the second quarter of 2021 compared to the second quarter of 2020 and by $224 million, or 367%, in the second quarter of 2021 compared to the second quarter of 2020. The increase was primarily due to increases in our O&P–EAI segment driven primarily by higher margins due to increased demand.
Income Taxes—Our effective income tax rate for the second quarter of 2021 was 19.7% compared with -11.3% for the second quarter of 2020. Our effective income tax rate for the first six months of 2021 was 15.5% compared with 8.6% for the first six months of 2020. Our income tax results are discussed further in Note 8 to the Consolidated Financial Statements.
Comprehensive Income—Comprehensive income increased by $1,706 million in the second quarter of 2021 compared to the second quarter of 2020 and by $3,240 million in the first six months of 2021 compared to the first six months of 2020. These changes were primarily due to higher net income and financial derivatives activity.
In the second quarter and first six months of 2021, the cumulative after-tax effects of our derivatives designated as cash flow hedges were net losses of $78 million and net gains of $97 million, respectively. Pre-tax losses of $123 million and pre-tax gains of $100 million related to forward-starting interest rate swaps were driven by periodic changes in benchmark interest rates in the second quarter and first six months of 2021, respectively. The fluctuations of the U.S. dollar against the euro and the periodic changes in benchmark interest rates, in the second quarter and first six months of 2021, resulted in pre-tax losses of $22 million and pre-tax gains of $64 million, respectively, related to our cross-currency swaps. Pre-tax gains of $24 million and pre-tax losses of $68 million related to our cross-currency swaps were reclassified from Accumulated other comprehensive loss to Interest expense in the second quarter and first six months of 2021, respectively. The remaining change pertains to our commodity cash flow hedges.
In the first six months of 2020, the cumulative after-tax effects of our derivatives designated as cash flow hedges were net losses of $364 million. Included was pre-tax losses of $532 million related to forward-starting interest rate swaps, driven by the significant decline in benchmark interest rates in the first quarter of 2020, primarily due to changes in the economy impacting late in the first quarter of 2020.
The predominant functional currency for our operations outside of the U.S. is the euro. Relative to the U.S. dollar, the value of the euro strengthened in the second quarter of 2021, resulting in net gains reflected in the Consolidated Statements of Comprehensive Income. During the first six months of 2021, the value of the euro decreased relative to the U.S. dollar, resulting in cumulative year-to-date net losses reflected in the Consolidated Statements of Comprehensive Income. The gains and losses related to unrealized changes in foreign currency translation impacts include pre-tax gains of $13 million and $75 million in the second quarter and first six months of 2021, respectively, which represent the effective portion of our net investment hedges. In the first six months of 2020, relative to the U.S. dollar, the value of the euro decreased resulting in net losses in the Consolidated Statements of Comprehensive Income.

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
Revenues and the components of EBITDA for the periods presented are reflected in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2021	2020	2021	2020
Sales and other operating revenues:
O&P–Americas segment	$3,723	$1,433	$6,582	$3,225
O&P–EAI segment	3,455	1,702	6,502	3,926
I&D segment	2,585	1,157	4,352	2,927
APS segment	1,336	705	2,606	1,801
Refining segment	1,945	919	3,071	2,367
Technology segment	183	177	348	299
Other, including intersegment eliminations	(1,666)	(547)	(2,818)	(1,505)
Total	$11,561	$5,546	$20,643	$13,040
Operating income (loss):
O&P–Americas segment	$1,395	$107	$2,082	$345
O&P–EAI segment	551	81	810	216
I&D segment	493	24	581	155
APS segment	101	(83)	205	(13)
Refining segment	(95)	116	(225)	(198)
Technology segment	82	104	164	151
Other, including intersegment eliminations	(1)	(10)	(3)	(13)
Total	$2,526	$339	$3,614	$643
Depreciation and amortization:
O&P–Americas segment	$142	$133	$285	$257
O&P–EAI segment	50	53	103	106
I&D segment	81	74	161	144
APS segment	27	39	55	83
Refining segment	19	49	38	91
Technology segment	11	8	23	17
Total	$330	$356	$665	$698
Income (loss) from equity investments:
O&P–Americas segment	$35	$7	$65	$9
O&P–EAI segment	102	51	197	48
I&D segment	11	3	23	5
APS segment	—	—	—	(1)
Total	$148	$61	$285	$61

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2021	2020	2021	2020
Other income (loss), net:
O&P–Americas segment	$4	$1	$11	$3
O&P–EAI segment	5	—	10	4
I&D segment	11	—	13	—
APS segment	1	—	4	—
Refining segment	(5)	—	(4)	—
Technology segment	(1)	—	(1)	—
Other, including intersegment eliminations	(1)	3	6	(3)
Total	$14	$4	$39	$4
EBITDA:
O&P–Americas segment	$1,576	$248	$2,443	$614
O&P–EAI segment	708	185	1,120	374
I&D segment	596	101	778	304
APS segment	129	(44)	264	69
Refining segment	(81)	165	(191)	(107)
Technology segment	92	112	186	168
Other, including intersegment eliminations	(2)	(7)	3	(16)
Total	$3,018	$760	$4,603	$1,406

Olefins and Polyolefins–Americas Segment

Overview—EBITDA improved in the second quarter and first six months of 2021 relative to the second quarter and first six months of 2020 driven by olefin and polyolefin margin improvements.

Ethylene Raw Materials—We have flexibility to vary the raw material mix and process conditions in our U.S. olefins plants in order to maximize profitability as market prices fluctuate for both feedstocks and products. Although prices of crude-based liquids and natural gas liquids are generally related to crude oil and natural gas prices, during specific periods the relationships among these materials and benchmarks may vary significantly. In the second quarter and first six months of 2021 and 2020 approximately 65% of the raw materials used in our North American crackers was ethane.

The following table sets forth selected financial information for the O&P–Americas segment including Income from equity investments, which is a component of EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2021	2020	2021	2020
Sales and other operating revenues	$3,723	$1,433	$6,582	$3,225
Income from equity investments	35	7	65	9
EBITDA	1,576	248	2,443	614

Revenues—Revenues for our O&P–Americas segment increased by $2,290 million, or 160%, in the second quarter of 2021 compared to the second quarter of 2020 and by $3,357 million, or 104%, in the first six months of 2021 compared to the first six months of 2020. Higher average sales prices resulted in a 146% and 93% increase in revenue in the second quarter and first six months of 2021, respectively, primarily driven by tight market conditions. Volume improvements resulted in a revenue increase of 14% and 11% in the second quarter and first six months of 2021, respectively, due to improved demand in combination with industry-wide supply constraints.

EBITDA—EBITDA increased by $1,328 million, or 535%, in the second quarter of 2021 compared to the second quarter of 2020 and by $1,829 million, or 298%, in the first six months of 2021 compared to the first six months of 2020. Higher olefin results led to a 350% and 195% increase in EBITDA in the second quarter and first six months of 2021, respectively. This increase was primarily due to margin improvements as higher ethylene and propylene prices outpaced increases in feedstock costs. Higher polyethylene results led to a 135% and 53% increase in EBITDA in the second quarter and first six months of 2021, respectively, while polypropylene results led to a 58% and 30% increase in EBITDA in the second quarter and first six months of 2021, respectively. These improvements were primarily due to polyolefin sales price increases which outpaced higher feedstock costs. Income from our equity method investments lead to a 11% and 9% increase in EBITDA due to improved results at our Indelpro joint venture in Mexico.

Results for the first six months of 2020 included a $73 million LCM inventory valuation charge primarily driven by a decline in the price of heavy liquids and ethylene. Results in the second quarter of 2020 included a $38 million LCM inventory valuation benefit related to the reversal of LCM inventory valuation charges recognized in the first quarter of 2020, largely driven by recovery of market prices of heavy liquids and ethylene which were partially offset by declines in the price of polymers. The absence of similar adjustments in the first six months and second quarter 2021 resulted in a 12% and 15% change in EBITDA, respectively.
Olefins and Polyolefins–Europe, Asia, International Segment
Overview—EBITDA increased for the second quarter and first six months of 2021 relative to the second quarter and first six months of 2020 mainly as a result of higher margins across all businesses and equity income.
While the majority of the feedstock used in our EAI segment’s ethylene crackers is naphtha, in the second quarter and first six months of 2021 and 2020 approximately 30-40% of the raw materials used in our crackers were advantaged feedstocks.

The following table sets forth selected financial information for the O&P–EAI segment including Income (loss) from equity investments, which is a component of EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2021	2020	2021	2020
Sales and other operating revenues	$3,455	$1,702	$6,502	$3,926
Income (loss) from equity investments	102	51	197	48
EBITDA	708	185	1,120	374
Revenues—Revenues increased by $1,753 million, or 103%, in the second quarter of 2021 compared to the second quarter of 2020 and by $2,576 million, or 66%, in the first six months of 2021 compared to the first six months of 2020. Average sales prices in the second quarter and first six months of 2021 were higher across most products as sales prices generally correlate with crude oil prices, which on average, increased compared to the same period in 2020. These higher average sales prices were responsible for a revenue increase of 86% and 47% in the second quarter and first six months of 2021, respectively. Volume improvements resulted in a revenue increase of 10% and 12% increase in sales in the second quarter and first six months of 2021, respectively, primarily due to strong polymer demand in combination with tight market supply. Favorable foreign exchange impacts resulted in a revenue increase of 7% in each of the second quarter and first six months of 2021.

EBITDA—EBITDA increased by $523 million, or 283%, in the second quarter of 2021 compared to the second quarter of 2020 and by $746 million, or 199%, in the first six months of 2021 compared to the first six months of 2020. Polyethylene results led to a 96% and 74% increase in EBITDA in the second quarter and first six months of 2021, respectively while polypropylene results led to a 86% and 61% increase in EBITDA in the second quarter and first six months of 2021, respectively. These improvements were largely attributed to higher margins due to strong demand and tight markets. Higher olefins results led to a 52% increase in EBITDA in the second quarter of 2021 primarily driven by higher margins attributable to increased ethylene price which outpaced an increase in feedstock costs. Higher income from our equity investments led to increases in EBITDA of 28% and 40% in the second quarter and first six months of 2021, respectively, mainly attributable to higher polyolefins margins associated with increased demand. Favorable foreign exchange impacts resulted in a 8% and 9% increase in EBITDA in the second quarter and first six months of 2021, respectively.
Results for the second quarter and first six months of 2020 included LCM inventory valuation charges of $34 million and $70 million, respectively, resulting from a decline in the price of naphtha in the first quarter of 2020 and a decline in the price of polymers in the second quarter of 2020. The absence of similar charges in the second quarter and first six months of 2021 resulted in a 18% and 19% change in EBITDA, respectively.
Intermediates and Derivatives Segment
Overview—EBITDA increased in the second quarter and first six months of 2021 compared to the second quarter and first six months of 2020, primarily driven by higher margins across most businesses due to tight market supply from industry outages coupled with strong demand recovery.
The following table sets forth selected financial information for the I&D segment including Income from equity investments, which is a component of EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2021	2020	2021	2020
Sales and other operating revenues	$2,585	$1,157	$4,352	$2,927
Income from equity investments	11	3	23	5
EBITDA	596	101	778	304
Revenues—Revenues increased by $1,428 million, or 123%, in the second quarter of 2021 compared to the second quarter of 2020 and by $1,425, or 49% in the first six months of 2021 compared to the first six months of 2020. Higher average sales prices resulted in a 110% and 51% increase in revenue in the second quarter and first six months of 2021, respectively, as sales prices generally correlate with crude oil prices, which on average, increased compared to the same periods in 2020. Higher sales volumes driven by strong product demand across most businesses resulted in a 10% increase in sales in the second quarter of 2021. Sales volumes in the six months of 2021 declined resulting in a 5% decrease in revenue due to the impact of unusually cold temperatures and associated electrical power outages that led to shutdowns of our manufacturing facilities in Texas in early 2021. Favorable foreign exchange impacts resulted in a revenue increase of 3% in each of the second quarter and first six months of 2021.
EBITDA—EBITDA increased by $495 million, or 490%, in the second quarter of 2021 compared to the second quarter of 2020 and by $474 million, or 156%, in the first six months of 2021 compared to the first six months of 2020. Propylene oxide and derivatives results increased by 205% and 60% in the second quarter and first six months of 2021, respectively. This increase was primarily a result of higher margins due to strong demand recovery coupled with tight market supply resulting from industry outages. Similar market conditions drove an increase in margins for intermediate chemicals which resulted in a 153% and 44% increase in EBITDA for the second quarter and first six months of 2021, respectively. Oxyfuels and related products results increased 99% and 10% in the second quarter and first six months of 2021, respectively, primarily driven by margin improvement as a result of higher demand and gasoline prices. Favorable foreign exchange impacts resulted in a 3% and 4% increase in EBITDA in the second quarter and first six months of 2021, respectively.

In the first six months of 2020 EBITDA included a $98 million LCM inventory valuation charge primarily driven by a decline in the price of various gasoline blending components, butane, benzene and styrene during the period. EBITDA in the second quarter of 2020 included a $20 million LCM inventory valuation charge primarily driven by a decline in the price of benzene and styrene, despite price improvements for various gasoline blending components and butane since the first quarter of 2020. The absence of similar charges in the first six months and second quarter 2021 resulted in a 32% and 20% change in EBITDA, respectively.

Planned maintenance in 2021 is expected to reduce EBITDA by approximately $115 million, which is $30 million lower than previously estimated in 2020, due to reduced scope of work and associated downtime for the maintenance.
Advanced Polymer Solutions Segment
Overview—EBITDA for our APS segment increased in the second quarter and first six months of 2021 relative to the second quarter and first six months of 2020, primarily due to higher volumes.
The following table sets forth selected financial information for the APS segment including losses from equity investments, which is a component of EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2021	2020	2021	2020
Sales and other operating revenues	$1,336	$705	$2,606	$1,801
Income (loss) from equity investments	—	—	—	(1)
EBITDA	129	(44)	264	69

Revenues—Revenues increased by $631 million, or 90%, in the second quarter of 2021 compared to the second quarter of 2020 and by $805, or 45%, in the first six months of 2021 compared to the first six months of 2021. Sales volumes increased resulting in a 44% and 20% increase in revenue in the second quarter and first six months of 2021 stemming from higher automotive and construction demand. Average sales price increased resulting in a 37% and 16% increase in revenue in the second quarter and first six months of 2021, respectively, as sales prices generally correlate with crude oil prices, which on average, increased compared to the same periods in 2020. Foreign exchange impacts resulted in a revenue increase of 9% in each of the second quarter and first six months of 2021.

EBITDA—EBITDA increased by $173 million, or 393%, in the second quarter of 2021 compared to the second quarter of 2020 and by $195 million, or 283%, in the first six months of 2021 compared to the first six months of 2020. Increased compounding and solutions results led to an EBITDA increase of 164% and 119% in the second quarter and first six months of 2021, respectively, primarily due to volume improvements driven by higher demand. Increased advanced polymer results led to an EBITDA increase of 64% and 36%, in the second quarter and first six months of 2021, respectively, mainly attributable to higher volumes driven by increased demand for our products utilized in the automotive and construction end markets.

Results for the second quarter and first six months of 2020 included LCM inventory valuation charges of $67 million and $69 million, respectively, resulting from a decline in the price of polymers during the periods. The absence of similar charges in the second quarter and first six months of 2021 resulted in a 152% and 100% change in EBITDA, respectively.

Refining Segment

Overview—EBITDA decreased in the second quarter and first six months of 2021 relative to the second quarter and first six months of 2020, primarily due to lower margins.
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

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2021	2020	2021	2020
Sales and other operating revenues	$1,945	$919	$3,071	$2,367
EBITDA	(81)	165	(191)	(107)

Thousands of barrels per day
Heavy crude oil processing rates	248	237	200	231

Market margins, dollars per barrel
Brent - 2-1-1	$15.32	$4.42	$12.95	$5.87
Brent - Maya differential	6.14	8.85	5.44	9.32
Total Maya 2-1-1	$21.46	$13.27	$18.39	$15.19

Revenues—Revenues increased by $1,026 million, or 112%, in the second quarter of 2021 compared to the second quarter of 2020 and by $704 million, or 30%, in the first six months of 2021 compared to the first six months of 2020. Higher product prices led to a revenue increase of 116% and 48% in the second quarter and first six months of 2021, respectively, due to an average Brent crude oil price increase of approximately $36 and $23 per barrel in the second quarter and first six months of 2021, respectively. This increase was partially offset by a decline in volumes of 4% and 18% in the second quarter and first six months of 2021, respectively, due to planned and unplanned outages, including the effects of unusually cold temperatures and associated electrical power outages that led to shutdowns of our manufacturing facilities in Texas in early 2021.
EBITDA—EBITDA decreased by $246 million, or 149%, in the second quarter of 2021 compared to the second quarter of 2020 and by $84 million, or 79%, in the first six months of 2021 compared to the first six months of 2020.
EBITDA decreased by 43% and 69% in the second quarter and first six months of 2021, respectively, due to lower margins. These margin declines were driven by unfavorable byproduct crack spreads of $14 per barrel and $8 per barrel in the second quarter and first six months of 2020, respectively, higher costs of Renewable Identification Numbers (“RINs”) of approximately $1 per gallon and the absence of a $50 million of favorable mark-to-market gains on hedges recognized in the second quarter of 2020. These declines in margin were partially offset by an increase in the Maya 2-1-1 market margin during the second quarter of 2021 due to higher demand for refined products and the absence of unplanned outages at our fluid catalytic cracking unit in the first two quarters of 2020, which restricted the yield of higher-margin refined products. In the first six months of 2021, EBITDA decreased by 21% due to lower heavy crude oil processing rates driven by the impact of facility outages as discussed above.

Results for the first six months of 2020 included a $13 million LCM inventory valuation charge primarily driven by a decline in the price of crude oil and refined products. Results in the second quarter of 2020 included a $179 million LCM inventory valuation benefit related to the reversal of LCM inventory valuation charges recognized in the first quarter of 2020, largely driven by recovery of market prices during the quarter. The absence of similar adjustments in the first six months and second quarter of 2021 resulted in a 12% and 108% change in EBITDA, respectively.
Technology Segment

Overview—EBITDA decreased in the second quarter of 2021 compared to the second quarter of 2020 driven by lower licensing revenues and catalyst margins, but increased in the first six months of 2021 compared to the first six months of 2020, primarily due to higher licensing revenues.

The following table sets forth selected financial information for the Technology segment:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2021	2020	2021	2020
Sales and other operating revenues	$183	$177	$348	$299
EBITDA	92	112	186	168

Revenues—Revenues increased by $6 million, or 3%, in the second quarter of 2021 compared to the second quarter of 2020 and by $49 million, or 16%, in the first six months of 2021 compared to the first six months of 2020. Licensing revenues decreased by 6% in the second quarter but increased by 5% in the first six months of 2021, respectively. Higher catalyst volumes resulted in a 3% and 5% increase in the second quarter and first six months of 2021, respectively, primarily driven by a strong demand. Changes in average catalyst sales price resulted in a revenue increase of 1% in the second quarter of 2021 and a revenue decrease of 2% in the first six months of 2021. Favorable foreign exchange impacts increased revenue by 5% and 8% in the second quarter and first six months of 2021, respectively.

EBITDA—EBITDA decreased by $20 million, or 18%, in the second quarter of 2021 compared to the second quarter of 2020 and increased by $18 million, or 11%, in the first six months of 2021 compared to the first six months of 2020. Lower EBITDA during the second quarter of 2021 was equally driven by lower licensing revenue and lower catalyst margins. EBITDA improvements in the first six months of 2021 was due to higher licensing revenue. Favorable foreign exchange impacts resulted in an EBITDA increase of 5% and 7% in the second quarter and first six months of 2021, respectively.

FINANCIAL CONDITION
Operating, investing and financing activities of continuing operations, which are discussed below, are presented in the following table:

	Six Months Ended June 30,
Millions of dollars	2021	2020
Cash provided by (used in) :
Operating activities	$2,473	$1,834
Investing activities	(362)	(1,727)
Financing activities	(2,470)	1,568
Operating Activities—Cash provided by operating activities of $2,473 million in the first six months of 2021 reflected earnings adjusted for non-cash items, payments for employee bonuses, income taxes, income from equity investments, and cash used by the main components of working capital—Accounts receivable, Inventories and Accounts payable.

In the first six months of 2021, the main components of working capital used $1,561 million of cash driven primarily by an increase in Accounts receivable and Inventories partially offset by an increase in Accounts payable. The increase in Accounts receivable was driven by higher revenues across most businesses primarily driven by higher average sales prices. The increase in Inventories was primarily due to the replenishment of inventory levels to support anticipated business demands. The increase in Accounts payables was primarily driven by increased raw material costs.
Other operating activities in 2021 includes the effects of changes in income tax accruals, primarily driven by the increased pretax income, partially offset by income tax payments made during the period.
Cash provided by operating activities of $1,834 million in the first six months of 2020 reflected earnings adjusted for non-cash items, payments for employee bonuses, income taxes, and cash provided by the main components of working capital.
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
In the first six months of 2021 and 2020 we received proceeds of $264 million and $1 million, respectively, from our investments in equity securities. Additionally, we received proceeds of $291 million in the first six months of 2021 upon the maturity of certain available-for-sale debt securities.
In the first six months of 2021 we made an equity contribution of $104 million to form Ningbo ZRCC LyondellBasell New Material Company Limited, a 50/50 joint venture with China Petroleum & Chemical Corporation. The joint venture will construct a new propylene oxide and styrene monomer unit in Zhenhai Ningbo, China and startup is expected at the end of 2021. The joint venture is included in our I&D segment.
Capital expenditures in the first six months of 2021 totaled $771 million compared to $1,248 million in the first six months of 2020. Approximately half of our capital spending in both periods was for profit-generating growth projects, primarily our PO/TBA plant, with the remaining spending supporting sustaining maintenance. We estimate capital spending to increase in the second half of 2021 compared to the first half of the year, while remaining flat year-over-year. See Note 12 to the Consolidated Financial Statements for additional information regarding capital spending by segment.

In the first six months of 2020 we invested $270 million in debt securities that are deemed available-for-sale. We also invested $184 million in equity securities in the first six months of 2020. Our investments in available-for-sale debt securities and equity securities are classified as Short-term investments.
Financing Activities—We made dividend payments totaling $730 million and $701 million in the first six months of 2021 and 2020, respectively.
In the first six months of 2021 and 2020 we received a return of collateral of $51 million and posted collateral of $238 million, respectively, related to the positions held with our counterparties for certain forward-starting interest rate swaps.
In 2021, we repaid $1,450 million and $325 million outstanding under our Term Loan due 2022 and 4% Guaranteed Notes due 2023, respectively.
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
In the first six months of 2020, we received net proceeds of $212 million, through the issuance and repurchase of commercial paper instruments under our commercial paper program.
Additional information related to the issuance of debt and commercial paper can be found in Note 6 to the Consolidated Financial Statements.
Liquidity and Capital Resources
Overview
We plan to fund our ongoing working capital, capital expenditures, debt service, dividends and other funding requirements with our current available liquidity and cash from operations, which could be affected by general economic, financial, competitive, legislative, regulatory, business and other factors, many of which are beyond our control. Cash and cash equivalents, cash from our short-term investments, cash from operating activities, proceeds from the issuance of debt, or a combination thereof, may be used to fund the purchase of shares under our share repurchase authorization.

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

Cash and Liquid Investments
As of June 30, 2021, we had Cash and cash equivalents and marketable securities classified as Short-term investments totaling $1,517 million, which includes $1,062 million in jurisdictions outside of the U.S., principally in the United Kingdom. There are currently no legal or economic restrictions that would materially impede our transfers of cash.

Credit Arrangements
At June 30, 2021, we had total debt, including current maturities, of $14,173 million, and $224 million of outstanding letters of credit, bank guarantees and surety bonds issued under uncommitted credit facilities.
We had total unused availability under our credit facilities of $2,910 million at June 30, 2021, which included the following:
•$2,010 million under our $2,500 million Senior Revolving Credit Facility, which backs our $2,500 million commercial paper program. Availability under this facility is net of outstanding borrowings, outstanding letters of credit provided under the facility and notes issued under our commercial paper program. A small portion of our availability under this facility is impacted by changes in the euro/U.S. dollar exchange rate. At June 30, 2021, we had $500 million of outstanding commercial paper, net of discount, no borrowings or letters of credit outstanding under this facility; and
•$900 million under our $900 million U.S. Receivables Facility. Availability under this facility is subject to a borrowing base of eligible receivables, which is reduced by outstanding borrowings and letters of credit, if any. At June 30, 2021, we had no borrowings or letters of credit outstanding under this facility. In June 2021, we extended the term of the facility to June 2024 in accordance with the terms of the agreement.
We believe that our recent value-driven growth investments should benefit us over the coming years. With an improving outlook for cash generation, we remain committed to further strengthening our investment grade balance sheet through deleveraging. In 2021, we repaid $1,450 million and $325 million outstanding under our Term Loan due 2022 and 4% Guaranteed Notes due 2023, respectively. Our top priority for capital deployment in 2021 is debt reduction; we expect total reduction of our outstanding debt for the year to be between $3 billion and $4 billion.
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
CURRENT BUSINESS OUTLOOK

We expect demand for our products to remain strong. Three broad themes support our expectations. First, as we work to overcome the challenges of virus variants, the phased rollout of vaccines and the progression of societal reopening around the world should support robust global demand for our products in both the manufactured goods and service industries for several quarters to come. Second, as our customers seek to address order backlogs, rebuild inventories and serve increasing consumer demand, we expect strong integrated polyethylene margins to continue. Third, increasing mobility during the second half of 2021 should drive higher demand for gasoline and jet fuel resulting in improved margins for our oxyfuels and related products and refining businesses.
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
•we may be unable to meet our sustainability goals, including the ability to operate safely, increase production of recycled and renewable-based polymers, and reduce our emissions intensity;
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
Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market and regulatory risks is described in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2020. Our exposure to such risks has not changed materially in the six months ended June 30, 2021.
Item 4.    CONTROLS AND PROCEDURES
As of June 30, 2021, with the participation of our management, our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial and accounting officer) carried out an evaluation, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the Act), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2021.
There have been no changes in our internal controls over financial reporting, as defined in Rule 13a-15(f) of the Act, in the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    LEGAL PROCEEDINGS

Information regarding our litigation and legal proceedings can be found in Note 9 to the Consolidated Financial Statements, which is incorporated into this Item 1 by reference.

Additional information about our environmental proceedings can be found in Part I, Item 3 of our 2020 Annual Report on Form 10-K, which is incorporated into this Item 1 by reference.
Item 1A.    RISK FACTORS

There have been no material changes to the risk factors associated with our business previously disclosed in “Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2020.
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

Item 4.    MINE SAFETY DISCLOSURES
Not applicable.

Item 6.     EXHIBITS

Exhibit Number	Description

10.1+	LyondellBasell Industries Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 28, 2021)

10.2
Fourth Amendment to Receivables Purchase Agreement, dated as of June 30, 2021, among Lyondell Chemical Company, as servicer, LYB Receivables LLC, as seller, the conduit purchasers, related committed purchasers, LC participants and purchaser agents party thereto, the other parties thereto and Mizuho Bank, Ltd., as Administrator and LC Bank (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 2, 2021)

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

LYONDELLBASELL INDUSTRIES N.V.

Date:	July 30, 2021	/s/ Michael C McMurray
Michael C. McMurray
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)