Form 10-Q
period 2021-09-30
LyondellBasell Industries N.V.
filed 2021-10-29
CIK 1489393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 332,783,944 ordinary shares, €0.04 par value, outstanding at October 27, 2021 (excluding 7,361,634 treasury shares).

LYONDELLBASELL INDUSTRIES N.V.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars, except earnings per share	2021	2020	2021	2020
Sales and other operating revenues:
Trade	$12,401	$6,587	$32,586	$19,261
Related parties	299	189	757	555
	12,700	6,776	33,343	19,816
Operating costs and expenses:
Cost of sales	10,109	5,885	26,463	17,647
Impairment of long-lived assets	—	582	—	582
Selling, general and administrative expenses	313	259	927	842
Research and development expenses	30	27	91	79
	10,452	6,753	27,481	19,150
Operating income	2,248	23	5,862	666
Interest expense	(126)	(122)	(366)	(336)
Interest income	1	3	8	10
Other (expense) income, net	(12)	23	27	27
Income (loss) from continuing operations before equity investments and income taxes	2,111	(73)	5,531	367
Income from equity investments	104	62	389	123
Income (loss) from continuing operations before income taxes	2,215	(11)	5,920	490
Provision for (benefit from) income taxes	452	(125)	1,028	(82)
Income from continuing operations	1,763	114	4,892	572
Loss from discontinued operations, net of tax	(1)	—	(1)	—
Net income	1,762	114	4,891	572
Dividends on redeemable non-controlling interests	(2)	(2)	(5)	(5)
Net income attributable to the Company shareholders	$1,760	$112	$4,886	$567

Earnings per share:
Net income attributable to the Company shareholders —
Basic	$5.25	$0.33	$14.58	$1.69
Diluted	$5.25	$0.33	$14.57	$1.69
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2021	2020	2021	2020
Net income	$1,762	$114	$4,891	$572
Other comprehensive income (loss), net of tax –
Financial derivatives	35	75	132	(289)
Unrealized (losses) gains on available-for-sale debt securities	—	—	(1)	1
Defined benefit pension and other postretirement benefit plans	28	10	56	31
Foreign currency translations	(97)	86	(127)	(47)
Total other comprehensive (loss) income, net of tax	(34)	171	60	(304)
Comprehensive income	1,728	285	4,951	268
Dividends on redeemable non-controlling interests	(2)	(2)	(5)	(5)
Comprehensive income attributable to the Company shareholders	$1,726	$283	$4,946	$263
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED BALANCE SHEETS

Millions of dollars	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$1,893	$1,763
Restricted cash	5	2
Short-term investments	36	702
Accounts receivable:
Trade, net	5,003	3,291
Related parties	248	150
Inventories	4,982	4,344
Prepaid expenses and other current assets	1,819	1,382
Total current assets	13,986	11,634
Operating lease assets	1,789	1,492
Property, plant and equipment	22,575	21,484
Less: Accumulated depreciation	(7,739)	(7,098)
Property, plant and equipment, net	14,836	14,386
Equity investments	4,888	4,729
Goodwill	1,894	1,953
Intangible assets, net	666	751
Other assets	603	458
Total assets	$38,662	$35,403
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED BALANCE SHEETS

Millions of dollars, except shares and par value data	September 30, 2021	December 31, 2020
LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY
Current liabilities:
Current maturities of long-term debt	$8	$8
Short-term debt	563	663
Accounts payable:
Trade	3,494	2,398
Related parties	678	550
Accrued liabilities	2,665	1,883
Total current liabilities	7,408	5,502
Long-term debt	12,945	15,286
Operating lease liabilities	1,518	1,222
Other liabilities	2,383	2,957
Deferred income taxes	2,478	2,332
Commitments and contingencies
Redeemable non-controlling interests	116	116
Shareholders’ equity:
Ordinary shares, €0.04 par value, 1,275 million shares authorized, 333,627,352 and 334,015,220 shares outstanding, respectively	19	19
Additional paid-in capital	6,029	5,986
Retained earnings	8,216	4,440
Accumulated other comprehensive loss	(1,883)	(1,943)
Treasury stock, at cost, 6,518,226 and 6,030,408 ordinary shares, respectively	(581)	(531)
Total Company share of shareholders’ equity	11,800	7,971
Non-controlling interests	14	17
Total equity	11,814	7,988
Total liabilities, redeemable non-controlling interests and equity	$38,662	$35,403
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
Millions of dollars	2021	2020
Cash flows from operating activities:
Net income	$4,891	$572
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,016	1,056
Impairment of long-lived assets	—	582
Amortization of debt-related costs	21	12
Share-based compensation	50	43
Inventory valuation charges	—	163
Equity investments—
Equity income	(389)	(123)
Distributions of earnings, net of tax	169	104
Deferred income tax provision (benefit)	7	(135)
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(1,915)	152
Inventories	(741)	452
Accounts payable	1,139	(90)
Other, net	368	(127)
Net cash provided by operating activities	4,616	2,661
Cash flows from investing activities:
Expenditures for property, plant and equipment	(1,285)	(1,673)
Purchases of available-for-sale debt securities	—	(270)
Proceeds from sales and maturities of available-for-sale debt securities	346	90
Purchases of equity securities	—	(267)
Proceeds from equity securities	309	313
Acquisition of equity method investment	(104)	(472)
Proceeds from settlement of net investment hedges	358	—
Payments for settlement of net investment hedges	(355)	—
Other, net	(66)	(28)
Net cash used in investing activities	(797)	(2,307)
Cash flows from financing activities:
Repurchases of Company ordinary shares	(78)	(4)
Dividends paid - common stock	(1,110)	(1,053)
Purchase of non-controlling interest	—	(30)
Issuance of long-term debt	—	2,492
Payments of debt issuance costs	—	(18)
Repayments of long-term debt	(2,275)	(500)
Debt extinguishment costs	(57)	—
Issuance of short-term debt	—	521
Repayments of short-term debt	—	(504)
Net (repayments of) proceeds from commercial paper	(103)	194
Collateral paid for interest rate derivatives	—	(238)
Proceeds from settlement of cash flow hedges	—	346
Other, net	(4)	(14)
Net cash (used in) provided by financing activities	(3,627)	1,192
Effect of exchange rate changes on cash	(59)	50
Increase in cash and cash equivalents and restricted cash	133	1,596
Cash and cash equivalents and restricted cash at beginning of period	1,765	888
Cash and cash equivalents and restricted cash at end of period	$1,898	$2,484
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Company Share of Shareholders’ Equity	Non- Controlling Interests
Millions of dollars	Issued	Treasury
Balance, June 30, 2021	$19	$(494)	$6,011	$6,837	$(1,849)	$10,524	$14
Net income	—	—	—	1,762	—	1,762	—
Other comprehensive loss	—	—	—	—	(34)	(34)	—
Share-based compensation	—	2	18	(1)	—	19	—
Dividends - common stock ($1.13 per share)	—	—	—	(380)	—	(380)	—
Dividends - redeemable non-controlling interests ($15.00 per share)	—	—	—	(2)	—	(2)	—
Repurchases of Company ordinary shares	—	(89)	—	—	—	(89)	—
Balance, September 30, 2021	$19	$(581)	$6,029	$8,216	$(1,883)	$11,800	$14

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Company Share of Shareholders’ Equity	Non- Controlling Interests
Millions of dollars	Issued	Treasury
Balance, June 30, 2020	$19	$(548)	$5,958	$4,188	$(2,259)	$7,358	$19
Net income	—	—	—	114	—	114	—
Other comprehensive income	—	—	—	—	171	171	—
Share-based compensation	—	8	17	(8)	—	17	—
Dividends - common stock ($1.05 per share)	—	—	—	(352)	—	(352)	—
Dividends - redeemable non-controlling interests ($15.00 per share)	—	—	—	(2)	—	(2)	—
Distributions to non-controlling interests	—	—	—	—	—	—	(2)
Balance, September 30, 2020	$19	$(540)	$5,975	$3,940	$(2,088)	$7,306	$17
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Company Share of Shareholders’ Equity	Non- Controlling Interests
Millions of dollars	Issued	Treasury
Balance, December 31, 2020	$19	$(531)	$5,986	$4,440	$(1,943)	$7,971	$17
Net income	—	—	—	4,891	—	4,891	—
Other comprehensive income	—	—	—	—	60	60	—
Share-based compensation	—	39	43	—	—	82	—
Dividends - common stock ($3.31 per share)	—	—	—	(1,110)	—	(1,110)	—
Dividends - redeemable non-controlling interests ($45.00 per share)	—	—	—	(5)	—	(5)	—
Repurchases of Company ordinary shares	—	(89)	—	—	—	(89)	—
Sales of non-controlling interest	—	—	—	—	—	—	(3)
Balance, September 30, 2021	$19	$(581)	$6,029	$8,216	$(1,883)	$11,800	$14

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Company Share of Shareholders’ Equity	Non- Controlling Interests
Millions of dollars	Issued	Treasury
Balance, December 31, 2019	$19	$(580)	$5,954	$4,435	$(1,784)	$8,044	$19
Net income	—	—	—	572	—	572	—
Other comprehensive loss	—	—	—	—	(304)	(304)	—
Share-based compensation	—	44	14	(9)	—	49	—
Dividends - common stock ($3.15 per share)	—	—	—	(1,053)	—	(1,053)	—
Dividends - redeemable non-controlling interests ($45.00 per share)	—	—	—	(5)	—	(5)	—
Repurchases of Company ordinary shares	—	(4)	—	—	—	(4)	—
Purchase of non-controlling interest	—	—	7	—	—	7	—
Distributions to non-controlling interests	—	—	—	—	—	—	(2)
Balance, September 30, 2020	$19	$(540)	$5,975	$3,940	$(2,088)	$7,306	$17
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
The accompanying unaudited Consolidated Financial Statements have been prepared from the books and records of LyondellBasell N.V. in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial information. Certain notes and other information have been condensed or omitted from the interim financial statements included in this report. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair statement have been included. These statements contain some amounts that are based upon management estimates and judgments. Future actual results could differ from such current estimates. The results for interim periods are not necessarily indicative of results for the entire year.
2.    Accounting and Reporting Changes
Recently Adopted Guidance
The following table provides a brief description of recently adopted Accounting Standard Updates (“ASU”) issued by the Financial Accounting Standards Board (“FASB”):

Standard	Description

ASU 2020-01, Clarifying the Interactions between Topic 321, Topic 323, Equity Method and Joint Ventures, and Topic 815, Derivatives and Hedging	This guidance clarifies that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the measurement alternative in accordance with Topic 321. The standard also includes scope considerations for entities that hold certain non-derivative forward contracts and purchased options to acquire equity securities that, upon settlement of the forward contract or exercise of the purchase option, would be accounted for under the equity method of accounting. This guidance is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years.

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

Accounting Guidance Issued But Not Adopted as of September 30, 2021
There are no ASUs issued and not yet adopted that are expected to have a material impact on our Consolidated Financial Statements.

3.    Revenues
Contract Balances—Contract liabilities were $250 million and $194 million at September 30, 2021 and December 31, 2020, respectively. Revenue recognized in each reporting period, included in the contract liability balance at the beginning of the period, was immaterial.
Disaggregation of Revenues—The following table presents our revenues disaggregated by key products:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2021	2020	2021	2020
Sales and other operating revenues:
Olefins and co-products	$1,453	$568	$3,729	$1,695
Polyethylene	2,705	1,423	7,469	4,159
Polypropylene	2,162	1,103	5,876	3,173
Propylene oxide and derivatives	832	421	2,059	1,217
Oxyfuels and related products	1,088	573	2,533	1,669
Intermediate chemicals	910	486	2,436	1,434
Compounding and solutions	1,019	834	3,134	2,295
Advanced polymers	261	169	748	501
Refined products	2,050	1,003	4,784	3,193
Other	220	196	575	480
Total	$12,700	$6,776	$33,343	$19,816

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table presents our revenues disaggregated by geography, based upon the location of the customer:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2021	2020	2021	2020
Sales and other operating revenues:
United States	$6,387	$2,983	$16,089	$8,587
Germany	886	494	2,585	1,533
China	572	369	1,693	914
Italy	489	290	1,339	884
Mexico	496	285	1,133	868
France	384	213	1,040	644
The Netherlands	423	197	1,039	562
Japan	432	161	993	639
Poland	300	205	841	617
Other	2,331	1,579	6,591	4,568
Total	$12,700	$6,776	$33,343	$19,816
4.    Accounts Receivable
Our accounts receivable are reflected in the Consolidated Balance Sheets, net of allowance for credit losses, of $7 million and $15 million at September 30, 2021 and December 31, 2020, respectively.
5.    Inventories
Inventories consisted of the following components:

Millions of dollars	September 30, 2021	December 31, 2020
Finished goods	$3,329	$2,816
Work-in-process	167	144
Raw materials and supplies	1,486	1,384
Total inventories	$4,982	$4,344
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

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

6.    Debt
Long-term loans, notes and other debt, net of unamortized discount and debt issuance cost, consisted of the following:

Millions of dollars	September 30, 2021	December 31, 2020
Senior Notes due 2024, $1,000 million, 5.75% ($3 million of debt issuance cost)	$997	$996
Senior Notes due 2055, $1,000 million, 4.625% ($15 million of discount; $11 million of debt issuance cost)	974	974
Term Loan due 2022, $4,000 million	—	1,448
Guaranteed Notes due 2023, $750 million, 4.0% ($1 million of discount; $1 million of debt issuance cost)	423	745
Guaranteed Floating Rate Notes due 2023, $650 million ($3 million of debt issuance cost)	647	646
Guaranteed Notes due 2025, $500 million, 2.875%	—	496
Guaranteed Notes due 2025, $500 million, 1.25% ($1 million of discount; $3 million of debt issuance cost)	495	495
Guaranteed Notes due 2026, €500 million, 0.875% ($1 million of discount; $3 million of debt issuance cost)	575	608
Guaranteed Notes due 2027, $1,000 million, 3.5% ($6 million of discount; $5 million of debt issuance cost)	1,079	1,090
Guaranteed Notes due 2027, $300 million, 8.1%	300	300
Guaranteed Notes due 2030, $500 million, 3.375% ($1 million of discount; $3 million of debt issuance cost)	499	495
Guaranteed Notes due 2030, $500 million, 2.25% ($4 million of discount; $4 million of debt issuance cost)	491	492
Guaranteed Notes due 2031, €500 million, 1.625% ($6 million of discount; $3 million of debt issuance cost)	570	602
Guaranteed Notes due 2040, $750 million, 3.375% ($2 million of discount; $8 million of debt issuance cost)	740	740
Guaranteed Notes due 2043, $750 million, 5.25% ($19 million of discount; $7 million of debt issuance cost)	724	723
Guaranteed Notes due 2044, $1,000 million, 4.875% ($10 million of discount; $9 million of debt issuance cost)	981	981
Guaranteed Notes due 2049, $1,000 million, 4.2% ($15 million of discount; $10 million of debt issuance cost)	975	975
Guaranteed Notes due 2050, $1,000 million, 4.2% ($6 million of discount; $10 million of debt issuance cost)	983	984
Guaranteed Notes due 2051, $1,000 million, 3.625% ($3 million of discount; $11 million of debt issuance cost)	986	986
Guaranteed Notes due 2060, $500 million, 3.8% ($4 million of discount; $6 million of debt issuance cost)	490	490
Other	24	28
Total	12,953	15,294
Less current maturities	(8)	(8)
Long-term debt	$12,945	$15,286

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Fair value hedging adjustments associated with the fair value hedge accounting of our fixed-for-floating interest rate swaps for the applicable periods are as follows:

	Gains (Losses)				Cumulative Fair Value Hedging Adjustments Included in Carrying Amount of Debt
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
Millions of dollars	2021	2020	2021	2020	2021	2020
Senior Notes due 2021, 6.0%	$—	$3	$—	$(11)	$—	$—
Guaranteed Notes due 2022, 1.875%	—	—	—	1	—	—
Guaranteed Notes due 2025, 1.25%	1	—	1	—	1	—
Guaranteed Notes due 2026, 0.875%	1	(1)	2	(2)	—	(2)
Guaranteed Notes due 2027, 3.5%	5	4	12	(69)	(90)	(102)
Guaranteed Notes due 2030, 3.375%	1	—	(3)	—	(3)	—
Guaranteed Notes due 2030, 2.25%	1	—	1	—	1	—
Guaranteed Notes due 2050, 4.2%	1	—	1	—	1	—
Total	$10	$6	$14	$(81)	$(90)	$(104)
Fair value adjustments are recognized in Interest expense in the Consolidated Statements of Income.
Short-term loans, notes and other debt consisted of the following:

Millions of dollars	September 30, 2021	December 31, 2020
U.S. Receivables Facility	$—	$—
Commercial paper	397	500
Precious metal financings	159	140
Other	7	23
Total Short-term debt	$563	$663
Long-Term Debt
Senior Revolving Credit Facility—Our $2,500 million Senior Revolving Credit Facility, of which $2,440 million expires in June 2023 and the remainder expires in June 2022, may be used for dollar and euro denominated borrowings. The facility has a $500 million sub-limit for dollar and euro denominated letters of credit, a $1,000 million uncommitted accordion feature, and supports our commercial paper program. Borrowings under the facility bear interest at either a base rate or LIBOR rate, plus an applicable margin. Additional fees are incurred for the average daily unused commitments. At September 30, 2021, we had no borrowings or letters of credit outstanding and $2,104 million of unused availability under this facility.
Term Loan due 2022—In March 2019, LYB Americas Finance Company LLC, a wholly owned subsidiary of LyondellBasell Industries N.V., entered into a $4,000 million senior unsecured delayed draw term loan credit facility that matures in March 2022. Borrowings under the credit agreement were available through December 31, 2019, subsequent to which no further borrowings may be made under the agreement. Outstanding borrowings bear interest at either a base rate or LIBOR rate, as defined, plus in each case, an applicable margin determined by reference to LyondellBasell N.V.’s current credit ratings. During the nine months ended September 30, 2021, we repaid $1,450 million outstanding under our Term Loan due 2022.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Guaranteed Notes due 2023—In July 2013, LYB International Finance B.V. issued $750 million of 4% guaranteed notes due 2023 at a discounted price of 98.678%. In June 2021, we redeemed $325 million of the outstanding notes. In conjunction with the partial redemption, we recognized $25 million of debt extinguishment costs which are reflected in Interest expense in the Consolidated Statements of Income. The debt extinguishment costs include $23 million paid for make-whole premiums, fees and expenses related to the redemption of the notes and non-cash charges of $2 million for the write-off of unamortized debt discount and issuance costs.
Guaranteed Notes due 2025—In April 2020, LYB International Finance III, LLC (“LYB Finance III”) issued $500 million of 2.875% guaranteed notes due 2025 at a discounted price of 99.911%. In September 2021, we redeemed the $500 million outstanding notes. In conjunction with the redemption, we recognized $37 million of debt extinguishment costs which are reflected in Interest expense in the Consolidated Statements of Income. The debt extinguishment costs include $34 million paid for make-whole premiums, fees and expenses related to the redemption of the notes and non-cash charges of $3 million for the write-off of unamortized debt issuance costs.
Guaranteed Floating Rate Notes due 2023—In October 2020, LYB Finance III issued $650 million of guaranteed floating rate notes due 2023. In October 2021, we redeemed the $650 million outstanding notes. In conjunction with the redemption, we recognized $3 million of debt extinguishment costs related to the non-cash write-off of unamortized debt issuance costs.
Short-Term Debt
U.S. Receivables Facility—Our U.S. Receivables Facility has a purchase limit of $900 million in addition to a $300 million uncommitted accordion feature. In June 2021, we extended the term of the facility to June 2024 in accordance with the terms of the agreement. This facility provides liquidity through the sale or contribution of trade receivables by certain of our U.S. subsidiaries to a wholly owned, bankruptcy-remote subsidiary on an ongoing basis and without recourse. We pay variable interest rates on our secured borrowings. Additional fees are incurred for the average daily unused commitments. This facility also provides for the issuance of letters of credit up to $200 million. At September 30, 2021, we had no borrowings or letters of credit outstanding and $900 million unused availability under this facility.
Commercial Paper Program—We have a commercial paper program under which we may issue up to $2,500 million of privately placed, unsecured, short-term promissory notes (“commercial paper”). Interest rates on the commercial paper outstanding at September 30, 2021 are based on the terms of the notes and range from 0.13% to 0.17%. At September 30, 2021, we had $397 million of outstanding commercial paper.
Weighted Average Interest Rate—At September 30, 2021 and December 31, 2020, our weighted average interest rates on outstanding Short-term debt were 0.7% and 0.9%, respectively.
Additional Information
Debt Discount and Issuance Costs—Amortization of debt discounts and debt issuance costs resulted in amortization expense of $21 million and $12 million for the nine months ended September 30, 2021 and 2020, respectively, which is included in Interest expense in the Consolidated Statements of Income.
As of September 30, 2021, we are in compliance with our debt covenants.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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
Cash and Cash Equivalents—At September 30, 2021 and December 31, 2020, we had marketable securities classified as Cash and cash equivalents of $707 million and $682 million, respectively.
Foreign Currency Gain (Loss)—Other income (expense), net, in the Consolidated Statements of Income includes foreign currency gains of $4 million and $2 million for the three and nine months ended September 30, 2021, respectively, and gains of $3 million and losses of $4 million for the three and nine months ended September 30, 2020, respectively.
Financial Instruments Measured at Fair Value on a Recurring Basis—The following table summarizes financial instruments outstanding for the periods presented that are measured at fair value on a recurring basis:

	September 30, 2021		December 31, 2020
Millions of dollars	Notional Amount	Fair Value	Notional Amount	Fair Value	Balance Sheet Classification

Assets–
Derivatives designated as hedges:
Commodities	$35	$47	$19	$3	Prepaid expenses and other current assets
Commodities	10	7	41	4	Other Assets
Foreign currency	614	82	—	26	Prepaid expenses and other current assets
Foreign currency	1,024	25	—	—	Other assets
Interest rates	—	5	—	—	Prepaid expenses and other current assets
Interest rates	416	3	122	2	Other assets
Derivatives not designated as hedges:
Commodities	288	38	71	2	Prepaid expenses and other current assets
Commodities	1	1	—	—	Other assets
Foreign currency	150	2	149	—	Prepaid expenses and other current assets
Non-derivatives:
Available-for-sale debt securities	—	—	348	349	Short-term investments
Equity securities	36	35	353	353	Short-term investments
Total	$2,574	$245	$1,103	$739

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	September 30, 2021		December 31, 2020
Millions of dollars	Notional Amount	Fair Value	Notional Amount	Fair Value	Balance Sheet Classification
Liabilities–
Derivatives designated as hedges:
Commodities	$—	$—	$—	$2	Accrued liabilities
Foreign currency	855	101	1,213	146	Accrued liabilities
Foreign currency	2,270	144	2,682	302	Other liabilities
Interest rates	—	1	—	—	Accrued liabilities
Interest rates	1,600	228	1,000	343	Other liabilities
Derivatives not designated as hedges:
Commodities	3	—	113	14	Accrued liabilities
Foreign currency	842	16	76	1	Accrued liabilities
Total	$5,570	$490	$5,084	$808
As of September 30, 2021, our limited partnership investments included in our equity securities discussed below are measured at fair value using the net asset value per share, or its equivalent, practical expedient and have not been classified in the fair value hierarchy. All other financial instruments in the table above, including equity securities as of December 31, 2020, are classified as Level 2. We present the gross assets and liabilities of our derivative financial instruments on the Consolidated Balance Sheets.
At September 30, 2021, our outstanding foreign currency contracts, not designated as hedges, mature from October 2021 to March 2022. Our commodity contracts, not designated as hedges, mature from October 2021 to December 2021.
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

	September 30, 2021		December 31, 2020
Millions of dollars	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-derivatives:
Liabilities:
Short-term debt	$159	$129	$140	$154
Long-term debt	12,929	14,493	15,266	17,290
Total	$13,088	$14,622	$15,406	$17,444

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Net Investment Hedges—The following table summarizes our net investment hedges outstanding for the periods presented:

	September 30, 2021		December 31, 2020
Millions of euro/dollars	Notional Value		Notional Value		Expiration Date
		Equivalent US$		Equivalent US$
Foreign currency	€2,367	$2,758	€1,667	$1,890	2022 to 2030
In the first nine months of 2021, we entered into four foreign currency contracts with an aggregate notional value of €1,000 million that were designated as net investment hedges.
In July 2021, foreign currency contracts with an aggregate notional value of €300 million expired. Upon settlement of these foreign currency contracts, we paid €300 million ($355 million at the expiry spot rate) to our counterparties and received $358 million from our counterparties.
Cash Flow Hedges—The following table summarizes our cash flow hedges outstanding for the periods presented:

	September 30, 2021	December 31, 2020
Millions of dollars	Notional Value	Notional Value	Expiration Date
Foreign currency	$2,005	$2,005	2021 to 2027
Interest rates	1,000	1,000	2023 to 2024
Commodities	45	60	2021 to 2022
As of September 30, 2021 and December 31, 2020, Other assets include $238 million of collateral held with our counterparties related to our forward-starting interest rate swaps; this amount represents the maximum amount of collateral required in accordance with the swap agreements. Related cash flows are included in financing activities in the Consolidated Statements of Cash Flows.
As of September 30, 2021, on a pre-tax basis, $6 million is scheduled to be reclassified from Accumulated other comprehensive loss as an increase to Interest expense over the next twelve months.
Fair Value Hedges—The following table summarizes our fair value hedges outstanding for the periods presented:

	September 30, 2021	December 31, 2020
Millions of dollars	Notional Value	Notional Value	Expiration Date
Interest rates	$1,016	$122	2025 to 2030
In the first nine months of 2021, we entered into fixed-for-floating interest rate swaps to mitigate the change in the fair value associated with the risk of variability in the 3-month LIBOR rate component of $150 million of our $500 million, 3.375% guaranteed notes due 2030, $300 million of our $1,000 million, 3.5% guaranteed notes due 2027, $150 million of our $500 million, 2.875% guaranteed notes due 2025, $150 million of our $500 million, 1.25% guaranteed notes due 2025 and $150 million of our $500 million, 2.25% guaranteed notes due 2030. The fixed-rate and variable-rate components for these trades are settled semi-annually and quarterly, respectively.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

In September 2021, upon the redemption of our $500 million, 2.875% guaranteed notes due 2025, the $150 million fixed-for-floating interest rate swap entered in April 2021 was dedesignated and concurrently redesignated as a partial-term hedge to mitigate the change in the fair value associated with the risk of variability in the 3-month LIBOR rate component of $150 million of our $1,000 million, 4.2% guaranteed notes due 2050.
Impact on Earnings and Other Comprehensive Income—The following tables summarize the pre-tax effect of derivative and non-derivative instruments recorded in Accumulated other comprehensive loss (“AOCI”), the gains (losses) reclassified from AOCI to earnings and additional gains (losses) recognized directly in earnings:

	Effects of Financial Instruments
	Three Months Ended September 30,
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI to Income		Gain (Loss) Recognized in Income		Income Statement
Millions of dollars	2021	2020	2021	2020	2021	2020	Classification
Derivatives designated as hedges:
Commodities	$38	$8	$(14)	$—	$—	$—	Cost of sales
Foreign currency	135	(125)	(60)	89	9	8	Interest expense
Interest rates	17	102	1	1	(5)	1	Interest expense
Derivatives not designated as hedges:
Commodities	—	—	—	—	6	(1)	Sales and other operating revenues
Commodities	—	—	—	—	49	42	Cost of sales
Foreign currency	—	—	—	—	(32)	(1)	Other income (expense), net
Non-derivatives designated as hedges:
Long-term debt	—	(38)	—	—	—	—	Other income (expense), net
Total	$190	$(53)	$(73)	$90	$27	$49

	Effects of Financial Instruments
	Nine Months Ended September 30,
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI to Income		Gain (Loss) Recognized in Income		Income Statement
Millions of dollars	2021	2020	2021	2020	2021	2020	Classification
Derivatives designated as hedges:
Commodities	$67	$6	$(18)	$—	$—	$—	Cost of sales
Foreign currency	274	(47)	(128)	81	34	38	Interest expense
Interest rates	117	(430)	4	3	—	91	Interest expense
Derivatives not designated as hedges:
Commodities	—	—	—	—	18	4	Sales and other operating revenues
Commodities	—	—	—	—	72	116	Cost of sales
Foreign currency	—	—	—	—	(61)	(11)	Other income (expense), net
Non-derivatives designated as hedges:
Long-term debt	—	(36)	—	—	—	—	Other income (expense), net
Total	$458	$(507)	$(142)	$84	$63	$238

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The derivative amounts excluded from the assessment of effectiveness for foreign currency contracts designated as net investment hedges recognized in other comprehensive income for the three and nine months ended September 30, 2021 were gains of $1 million and $5 million, respectively, and for the three and nine months ended September 30, 2020 were gains of $1 million and losses of less than $1 million, respectively.
The derivative amounts excluded from the assessment of effectiveness for foreign currency contracts designated as net investment hedges recognized in Interest expense for the three and nine months ended September 30, 2021 were gains of $1 million and $6 million, respectively, and for the three and nine months ended September 30, 2020 were gains of $1 million and $8 million, respectively.
The pre-tax effect of the periodic receipt of fixed interest and payment of variable interest associated with our fixed-for-floating interest rate swaps resulted in $2 million and $3 million decrease in Interest expense during each of the three and nine months ended September 30, 2021, respectively, and less than $1 million and $3 million decrease in interest expense during the three and nine months ended September 30, 2020, respectively.
Investments in Available-for-Sale Debt Securities—The following table summarizes the amortized cost, gross unrealized gains and losses, and fair value of our outstanding available-for-sale debt securities:

Millions of dollars	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities at September 30, 2021	$—	$—	$—	$—
Debt securities at December 31, 2020	348	1	—	349
No allowance for credit losses related to our available-for-sale debt securities were recorded for the three and nine months ended September 30, 2021 and for the year ended December 31, 2020.
The proceeds from maturities and sales of our available-for-sale debt securities during the three and nine months ended September 30, 2021 and 2020 are summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2021	2020	2021	2020
Proceeds from maturities of available-for-sale debt securities	$55	$—	$346	$—
Proceeds from sales of available-for-sale debt securities	—	90	—	90
We had no available-for-sale debt securities which were in a continuous unrealized loss position for less than or greater than twelve months as of September 30, 2021 and December 31, 2020.
Investments in Equity Securities—Our investment in equity securities consists of an investment in a limited partnership with a notional amount of $36 million and $353 million as of September 30, 2021 and December 31, 2020, respectively. The carrying amount approximates fair value. The investment is carried at its net asset value as a practical expedient at September 30, 2021 and fair value at December 31, 2020. The investment is under an orderly voluntary liquidation by the fund administrator and we expect the investment to be fully liquidated by early 2022, during which time redemption or sale of the investment is restricted.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

We received proceeds of $45 million and $309 million related to our investments in equity securities during the three and nine months ended September 30, 2021, respectively, and $312 million and $313 million during the three and nine months ended September 30, 2020, respectively.
We recognized unrealized losses of less than $1 million on our equity securities that were outstanding during the three and nine months ended September 30, 2021, and no unrealized gains or losses were recognized during the three and nine months ended September 30, 2020.

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
Our effective income tax rates for the third quarter and the first nine months of 2021 were 20.4% and 17.4%, respectively, compared to 1,136.4% and -16.7% for the third quarter and first nine months of 2020.
Our effective income tax rate decreased in the third quarter of 2021 compared to the third quarter of 2020. The lower effective tax rate for the third quarter of 2021 is primarily attributable to the recognition of a tax benefit of $125 million, primarily from a non-cash impairment in 2020. This tax benefit on our $11 million of pre-tax loss for the third quarter of 2020 resulted in an abnormally high effective tax rate.
Our effective income tax rate increased in the first nine months of 2021 compared to the first nine months of 2020. The higher effective tax rate for the first nine months of 2021 is primarily attributable to increased pre-tax earnings relative to our tax rate drivers, primarily exempt income (12.4%), coupled with the tax benefit recognized on a non-cash impairment in 2020 (21.7%).
As of September 30, 2021 and December 31, 2020, we had $497 million and $67 million, respectively, of income taxes payable which was included in Accrued liabilities in our Consolidated Balance Sheets.

9.    Commitments and Contingencies
Commitments—We have various purchase commitments for materials, supplies and services incidental to the ordinary conduct of business, generally for quantities required for our businesses and at prevailing market prices. These commitments are designed to assure sources of supply and are not expected to be in excess of normal requirements. As of September 30, 2021, we had capital expenditure commitments, which we incurred in our normal course of business, including commitments of approximately $472 million related to building our new PO/TBA plant in Houston, Texas.

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
Environmental Remediation—Our accrued liability for future environmental remediation costs at current and former plant sites and other remediation sites totaled $144 million and $133 million as of September 30, 2021 and December 31, 2020, respectively. At September 30, 2021, the accrued liabilities for individual sites range from less than $1 million to $27 million. The remediation expenditures are expected to occur over a number of years, and not concentrated in any single year. In our opinion, it is reasonably possible that losses in excess of the liabilities recorded may have been incurred. However, we cannot estimate any amount or range of such possible additional losses. New information about sites, new technology or future developments such as involvement in investigations by regulatory agencies, could require us to reassess our potential exposure related to environmental matters.

Indemnification—We are parties to various indemnification arrangements, including arrangements entered into in connection with acquisitions, divestitures and the formation and dissolution of joint ventures. Pursuant to these arrangements, we provide indemnification to and/or receive indemnification from other parties in connection with liabilities that may arise in connection with the transactions and in connection with activities prior to completion of the transactions. These indemnification arrangements typically include provisions pertaining to third-party claims relating to environmental and tax matters and various types of litigation. As of September 30, 2021, we had not accrued any significant amounts for our indemnification obligations, and we are not aware of other circumstances that would likely lead to significant future indemnification obligations. We cannot determine with certainty the potential amount of future payments under the indemnification arrangements until events arise that would trigger a liability under the arrangements.
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

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

10.    Shareholders’ Equity and Redeemable Non-controlling Interests
Shareholders’ Equity
Dividend Distributions—The following table summarized the dividends paid in the periods presented:

Millions of dollars, except per share amounts	Dividend Per Ordinary Share	Aggregate Dividends Paid	Date of Record
March 2021	$1.05	$352	March 8, 2021
June 2021	1.13	378	June 7, 2021
September 2021	1.13	380	August 30, 2021
	$3.31	$1,110

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
The following table summarizes our share repurchase activity for the periods presented:

Millions of dollars, except shares and per share amounts	Shares Repurchased	Average Purchase Price	Total Purchase Price, Including Commissions and Fees
For nine months ended September 30, 2021:
May 2021 Share Repurchase Authorization	953,681	$93.34	$89

For nine months ended September 30, 2020:
September 2019 Share Repurchase Authorization	50,685	$78.93	$4
Total cash paid for share repurchases for the nine months ended September 30, 2021 and 2020 were $78 million and $4 million, respectively. Cash payments made during the reporting period may differ from the total purchase price, including commissions and fees, due to the timing of payments.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Ordinary Shares—The changes in the outstanding amounts of ordinary shares are as follows:

	Nine Months Ended September 30,
	2021	2020
Ordinary shares outstanding:
Beginning balance	334,015,220	333,476,883
Share-based compensation	415,857	246,640
Employee stock purchase plan	149,956	245,521
Purchase of ordinary shares	(953,681)	(50,685)
Ending balance	333,627,352	333,918,359
Treasury Shares—The changes in the amounts of treasury shares held by the Company are as follows:

	Nine Months Ended September 30,
	2021	2020
Ordinary shares held as treasury shares:
Beginning balance	6,030,408	6,568,745
Share-based compensation	(415,857)	(246,640)
Employee stock purchase plan	(50,006)	(245,521)
Purchase of ordinary shares	953,681	50,685
Ending balance	6,518,226	6,127,269
Accumulated Other Comprehensive Loss—The components of, and after-tax changes in, Accumulated other comprehensive loss as of and for the nine months ended September 30, 2021 and 2020 are presented in the following tables:

Millions of dollars	Financial Derivatives	Unrealized Gains on Available -for-Sale Debt Securities	Defined Benefit Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustments	Total
Balance – December 31, 2020	$(426)	$1	$(752)	$(766)	$(1,943)
Other comprehensive income (loss) before reclassifications	311	(1)	—	(92)	218
Tax expense before reclassifications	(69)	—	—	(35)	(104)
Amounts reclassified from accumulated other comprehensive loss	(142)	—	66	—	(76)
Tax (expense) benefit	32	—	(10)	—	22
Net other comprehensive income (loss)	132	(1)	56	(127)	60
Balance – September 30, 2021	$(294)	$—	$(696)	$(893)	$(1,883)

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Millions of dollars	Financial Derivatives	Unrealized Gains on Available -for-Sale Debt Securities	Defined Benefit Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustments	Total
Balance – December 31, 2019	$(200)	$—	$(711)	$(873)	$(1,784)
Other comprehensive income (loss) before reclassifications	(447)	1	—	(53)	(499)
Tax benefit before reclassifications	93	—	—	6	99
Amounts reclassified from accumulated other comprehensive loss	84	—	42	—	126
Tax expense	(19)	—	(11)	—	(30)
Net other comprehensive income (loss)	(289)	1	31	(47)	(304)
Balance – September 30, 2020	$(489)	$1	$(680)	$(920)	$(2,088)
The amounts reclassified out of each component of Accumulated other comprehensive loss are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item on the Consolidated Statements of Income
Millions of dollars	2021	2020	2021	2020
Reclassification adjustments for:
Financial derivatives:
Foreign currency	$(60)	$89	$(128)	$81	Interest expense
Commodities	(14)	—	(18)	—	Cost of sales
Interest rates	1	1	4	3	Interest expense
Income tax (expense) benefit	17	(22)	32	(19)	Provision for income taxes
Financial derivatives, net of tax	(56)	68	(110)	65
Amortization of defined pension items:
Prior service cost	—	1	2	3	Other income (expense), net
Actuarial loss	14	13	40	39	Other income (expense), net
Settlement loss	20	—	24	—	Other income (expense), net
Income tax expense	(6)	(4)	(10)	(11)	Provision for income taxes
Defined pension items, net of tax	28	10	56	31
Total reclassifications, before tax	(39)	104	(76)	126
Income tax (expense) benefit	11	(26)	22	(30)	Provision for income taxes
Total reclassifications, after tax	$(28)	$78	$(54)	$96	Amount included in net income
Redeemable Non-controlling Interests
Our redeemable non-controlling interests relate to shares of cumulative perpetual special stock (“redeemable non-controlling interest stock”) issued by a consolidated subsidiary. As of September 30, 2021 and December 31, 2020, we had 115,374 shares of redeemable non-controlling interest stock outstanding. In February, May and August 2021, we paid cash dividends of $15.00 per share to our redeemable non-controlling interest shareholders of record as of January 15, 2021, April 15, 2021 and July 15, 2021. These dividends totaled $5 million for each of the nine months ended September 30, 2021 and 2020.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

11.    Per Share Data
Basic earnings per share are based upon the weighted average number of shares of common stock outstanding during the periods. Diluted earnings per share includes the effect of certain stock option awards and other equity-based compensation awards. We have unvested restricted stock units that are considered participating securities for earnings per share. There was no impact to basic or diluted earnings per share from discontinued operations.
Earnings per share data and dividends declared per share of common stock are as follows:

	Three Months Ended September 30,
	2021		2020
Millions of dollars	Continuing Operations	Discontinued Operations	Continuing Operations	Discontinued Operations
Net income (loss)	$1,763	$(1)	$114	$—
Dividends on redeemable non-controlling interests	(2)	—	(2)	—
Net income attributable to participating securities	(4)	—	(1)	—
Net income (loss) attributable to ordinary shareholders – basic and diluted	$1,757	$(1)	$111	$—

Millions of shares, except per share amounts
Basic weighted average common stock outstanding	334	334	334	334
Effect of dilutive securities	—	—	—	—
Potential dilutive shares	334	334	334	334

Earnings per share:
Basic	$5.25	$—	$0.33	$—
Diluted	$5.25	$—	$0.33	$—

	Nine Months Ended September 30,
	2021		2020
Millions of dollars	Continuing Operations	Discontinued Operations	Continuing Operations	Discontinued Operations
Net income (loss)	$4,892	$(1)	$572	$—
Dividends on redeemable non-controlling interests	(5)	—	(5)	—
Net income attributable to participating securities	(12)	—	(2)	—
Net income (loss) attributable to ordinary shareholders – basic and diluted	$4,875	$(1)	$565	$—

Millions of shares, except per share amounts
Basic weighted average common stock outstanding	334	334	334	334
Effect of dilutive securities	—	—	—	—
Potential dilutive shares	334	334	334	334

Earnings per share:
Basic	$14.58	$—	$1.69	$—
Diluted	$14.57	$—	$1.69	$—

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
Summarized financial information concerning reportable segments is shown in the following tables for the periods presented:

	Three Months Ended September 30, 2021
Millions of dollars	O&P– Americas	O&P– EAI	I&D	APS	Refining	Technology	Other	Total
Sales and other operating revenues:
Customers	$3,071	$3,262	$2,851	$1,280	$2,050	$186	$—	$12,700
Intersegment	1,337	196	43	6	238	52	(1,872)	—
	4,408	3,458	2,894	1,286	2,288	238	(1,872)	12,700
Income from equity investments	29	66	9	—	—	—	—	104
EBITDA	1,568	474	348	121	41	155	(16)	2,691
Capital expenditures	72	54	327	20	17	22	2	514

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Three Months Ended September 30, 2020
Millions of dollars	O&P– Americas	O&P– EAI	I&D	APS	Refining	Technology	Other	Total
Sales and other operating revenues:
Customers	$1,268	$1,837	$1,498	$1,003	$1,003	$167	$—	$6,776
Intersegment	572	145	40	1	98	26	(882)	—
	1,840	1,982	1,538	1,004	1,101	193	(882)	6,776
Income from equity investments	15	40	7	—	—	—	—	62
LCM inventory valuation benefit	(70)	(17)	(22)	(40)	(11)	—	—	(160)
EBITDA	474	148	267	157	(692)	111	1	466
Capital expenditures	130	38	103	18	15	24	97	425

	Nine Months Ended September 30, 2021
Millions of dollars	O&P– Americas	O&P– EAI	I&D	APS	Refining	Technology	Other	Total
Sales and other operating revenues:
Customers	$7,770	$9,342	$7,086	$3,882	$4,784	$479	$—	$33,343
Intersegment	3,220	618	160	10	575	107	(4,690)	—
	10,990	9,960	7,246	3,892	5,359	586	(4,690)	33,343
Income from equity investments	94	263	32	—	—	—	—	389
EBITDA	4,011	1,594	1,126	385	(150)	341	(13)	7,294
Capital expenditures	219	141	717	55	62	64	27	1,285

	Nine Months Ended September 30, 2020
Millions of dollars	O&P– Americas	O&P– EAI	I&D	APS	Refining	Technology	Other	Total
Sales and other operating revenues:
Customers	$3,514	$5,543	$4,370	$2,796	$3,193	$400	$—	$19,816
Intersegment	1,551	365	95	9	275	92	(2,387)	—
	5,065	5,908	4,465	2,805	3,468	492	(2,387)	19,816
Income (loss) from equity investments	24	88	12	(1)	—	—	—	123
LCM inventory valuation charge	3	53	76	29	2	—	—	163
EBITDA	1,088	522	571	226	(799)	279	(15)	1,872
Capital expenditures	524	114	761	41	52	80	101	1,673
During the third quarter of 2020, we assessed the Houston refinery for impairment and determined that the asset group carrying value exceeded its undiscounted estimated pre-tax cash flows and fair value. As a result, we recognized a non-cash impairment charge in the third quarter of 2020 of $582 million, which includes a $570 million impairment of property, plant and equipment and a $12 million impairment of intangible assets. The fair value measurement for the asset group is a Level 3 within the fair value hierarchy.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

We are currently weighing strategic options for our Refining segment, including a potential sale of our Houston refinery. While the refinery is a valuable asset, we believe that it may be even more valuable as part of a larger refining system. Any strategic option pursued for the Houston refinery remains subject to the approval of our Board of Directors and, assuming such approval is obtained, may require certain regulatory approvals or other closing conditions.

A reconciliation of EBITDA to Income (loss) from continuing operations before income taxes is shown in the following table for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2021	2020	2021	2020
EBITDA:
Total segment EBITDA	$2,707	$465	$7,307	$1,887
Other EBITDA	(16)	1	(13)	(15)
Less:
Depreciation and amortization expense	(351)	(358)	(1,016)	(1,056)
Interest expense	(126)	(122)	(366)	(336)
Add:
Interest income	1	3	8	10
Income (loss) from continuing operations before income taxes	$2,215	$(11)	$5,920	$490

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
OVERVIEW

Third quarter results reflect robust demand for our products and tight market conditions, which supported strong margins across most of our businesses. During the third quarter and first nine months of 2021 relative to the third quarter and first nine months of 2020, EBITDA increased largely due to margin improvements in our O&P—Americas, O&P—EAI, I&D and Refining segments. While results improved for our I&D segment, this segment was impacted by lost volume in connection with downtime in our acetyls business. Increasing mobility has improved demand and margins for transportation fuels produced by our Refining segment.

Strong business results and the benefits of recent growth investments enabled us to repay $2,378 million of debt during the first nine months of 2021 and an additional $650 million in October 2021. Additionally, we have resumed our share repurchase activity and purchased approximately 1 million shares for $89 million during the third quarter.

During the second quarter of 2021, we invested $104 million to purchase a 50% interest in a joint venture with the China Petroleum & Chemical Corporation which will construct a new propylene oxide and styrene monomer unit in China.
Results of operations for the periods discussed are presented in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2021	2020	2021	2020
Sales and other operating revenues	$12,700	$6,776	$33,343	$19,816
Cost of sales	10,109	5,885	26,463	17,647
Impairment of long-lived assets	—	582	—	582
Selling, general and administrative expenses	313	259	927	842
Research and development expenses	30	27	91	79
Operating income	2,248	23	5,862	666
Interest expense	(126)	(122)	(366)	(336)
Interest income	1	3	8	10
Other (expense) income, net	(12)	23	27	27
Income from equity investments	104	62	389	123
Income (loss) from continuing operations before income taxes	2,215	(11)	5,920	490
Provision for (benefit from) income taxes	452	(125)	1,028	(82)
Income from continuing operations	1,763	114	4,892	572
Loss from discontinued operations, net of tax	(1)	—	(1)	—
Net income	$1,762	$114	$4,891	$572

RESULTS OF OPERATIONS
Revenues—Revenues increased by $5,924 million, or 87%, in the third quarter of 2021 compared to the third quarter of 2020 and by $13,527 million, or 68%, in the first nine months of 2021 compared to the first nine months of 2020. Average sales prices in the third quarter and first nine months of 2021 were higher for many of our products as sales prices generally correlate with crude oil prices, which increased relative to the corresponding periods in 2020. These higher prices led to a 77% and 63% increase in revenue in the third quarter and first nine months of 2021, respectively. Higher sales volumes, driven by increased demand, resulted in a revenue increase of 10% and 3% in the third quarter and first nine months of 2021, respectively. Favorable foreign exchange impacts resulted in a revenue increase of 2% during the first nine months of 2021.
Cost of Sales—Cost of sales increased by $4,224 million, or 72%, in the third quarter of 2021 compared to the third quarter of 2020 and by $8,816 million, or 50%, in the first nine months of 2021 compared to the first nine months of 2020, respectively. This increase primarily related to higher feedstock and energy costs.
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
Impairment of Long-Lived Assets—During the third quarter of 2020, we assessed the Houston refinery for impairment and determined that the asset group carrying value exceeded its undiscounted estimated pre-tax cash flows and fair value. As a result, we recognized a non-cash impairment charge in the third quarter of 2020 of $582 million.
Operating Income—Operating income increased by $2,225 million, or 9,674%, in the third quarter of 2021 compared to the third quarter of 2020 and by $5,196 million, or 780%, in the first nine months of 2021 compared to the first nine months of 2020. In the third quarter of 2021, operating income in our O&P–Americas, Refining, O&P–EAI, I&D and Technology segments increased by $1,094 million, $758 million, $309 million, $67 million and $43 million, respectively, relative to the third quarter of 2020. The increases were partially offset by a decline of $22 million in our APS segment in the third quarter of 2021 compared to the third quarter of 2020. In the first nine months of 2021, operating income in our O&P–Americas, O&P–EAI, Refining, I&D, APS and Technology segments increased by $2,831 million, $903 million, $731 million, $493 million, $196 million and $56 million, respectively, compared to the first nine months of 2020. Results for each of our business segments are discussed further in the Segment Analysis section below.
Income from Equity Investments—Income from our equity investments increased $42 million, or 68%, in the third quarter of 2021 compared to the third quarter of 2020 and by $266 million, or 216%, in the first nine months of 2021 compared to the first nine months of 2020. The increase was primarily due to increases in our O&P–EAI segment driven primarily by higher margins due to increased demand.
Income Taxes—Our effective income tax rate for the third quarter of 2021 was 20.4% compared with 1,136.4% for the third quarter of 2020. Our effective income tax rate for the first nine months of 2021 was 17.4% compared with -16.7% for the first nine months of 2020. Changes in our effective income tax rate were primarily driven by changes in pre-tax income as well as a tax benefit recognized on the non-cash impairment of our Houston refinery in the third quarter of 2020. Our income tax results are discussed further in Note 8 to the Consolidated Financial Statements.
Comprehensive Income—Comprehensive income increased by $1,443 million in the third quarter of 2021 compared to the third quarter of 2020 and by $4,683 million in the first nine months of 2021 compared to the first nine months of 2020. These changes were primarily due to higher net income partially offset by the net unfavorable impacts of unrealized changes in foreign currency translation adjustments. Financial derivatives activity increased comprehensive income by $421 million in the first nine months of 2021 compared to the first nine months of 2020, and decreased comprehensive income by $40 million in the third quarter of 2021 compared to the third quarter of 2020.

In the third quarter and first nine months of 2021, the cumulative after-tax effects of our derivatives designated as cash flow hedges were net gains of $35 million and $132 million, respectively. Pre-tax gains of $17 million and $117 million related to forward-starting interest rate swaps were driven by periodic changes in benchmark interest rates in the third quarter and first nine months of 2021, respectively. The fluctuations of the U.S. dollar against the euro and the periodic changes in benchmark interest rates, in the third quarter and first nine months of 2021, resulted in pre-tax gains of $63 million and $127 million, respectively, related to our cross-currency swaps. Pre-tax losses of $60 million and $128 million related to our cross-currency swaps were reclassified from Accumulated other comprehensive loss to Interest expense in the third quarter and first nine months of 2021, respectively. The remaining change pertains to our commodity cash flow hedges.
In the first nine months of 2020, the cumulative after-tax effects of our derivatives designated as cash flow hedges were net losses of $289 million. Included in this amount, were pre-tax losses of $430 million related to forward-starting interest rate swaps, driven by the significant decline in benchmark interest rates in the first nine months of 2020, primarily due to changes in the economy impacting late in the first quarter of 2020.
The predominant functional currency for our operations outside of the U.S. is the euro. Relative to the U.S. dollar, the value of the euro weakened in the third quarter and the first nine months of 2021, resulting in net losses reflected in the Consolidated Statements of Comprehensive Income. The net losses related to unrealized changes in foreign currency translation impacts include pre-tax gains of $72 million and $147 million in the third quarter and first nine months of 2021, respectively, which represent the effective portion of our net investment hedges.
In the first nine months of 2020, relative to the U.S. dollar, the value of the euro increased resulting in net gains in the Consolidated Statements of Comprehensive Income. The net gains related to unrealized changes in foreign currency translation impacts were partially offset by pre-tax losses of $60 million in the first nine months of 2020, which represent the effective portion of our net investment hedges. Additionally, during the first nine months of 2020 we recognized unrealized foreign currency translation losses of $75 million resulting from the decrease in the value of the Mexican peso and the Brazilian real.

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
Revenues and the components of EBITDA for the periods presented are reflected in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2021	2020	2021	2020
Sales and other operating revenues:
O&P–Americas segment	$4,408	$1,840	$10,990	$5,065
O&P–EAI segment	3,458	1,982	9,960	5,908
I&D segment	2,894	1,538	7,246	4,465
APS segment	1,286	1,004	3,892	2,805
Refining segment	2,288	1,101	5,359	3,468
Technology segment	238	193	586	492
Other, including intersegment eliminations	(1,872)	(882)	(4,690)	(2,387)
Total	$12,700	$6,776	$33,343	$19,816
Operating income (loss):
O&P–Americas segment	$1,403	$309	$3,485	$654
O&P–EAI segment	361	52	1,171	268
I&D segment	247	180	828	335
APS segment	94	116	299	103
Refining segment	25	(733)	(200)	(931)
Technology segment	144	101	308	252
Other, including intersegment eliminations	(26)	(2)	(29)	(15)
Total	$2,248	$23	$5,862	$666
Depreciation and amortization:
O&P–Americas segment	$142	$134	$427	$391
O&P–EAI segment	47	55	150	161
I&D segment	103	79	264	223
APS segment	28	40	83	123
Refining segment	20	40	58	131
Technology segment	11	10	34	27
Total	$351	$358	$1,016	$1,056
Income (loss) from equity investments:
O&P–Americas segment	$29	$15	$94	$24
O&P–EAI segment	66	40	263	88
I&D segment	9	7	32	12
APS segment	—	—	—	(1)
Total	$104	$62	$389	$123

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2021	2020	2021	2020
Other (expense) income, net:
O&P–Americas segment	$(6)	$16	$5	$19
O&P–EAI segment	—	1	10	5
I&D segment	(11)	1	2	1
APS segment	(1)	1	3	1
Refining segment	(4)	1	(8)	1
Technology segment	—	—	(1)	—
Other, including intersegment eliminations	10	3	16	—
Total	$(12)	$23	$27	$27
EBITDA:
O&P–Americas segment	$1,568	$474	$4,011	$1,088
O&P–EAI segment	474	148	1,594	522
I&D segment	348	267	1,126	571
APS segment	121	157	385	226
Refining segment	41	(692)	(150)	(799)
Technology segment	155	111	341	279
Other, including intersegment eliminations	(16)	1	(13)	(15)
Total	$2,691	$466	$7,294	$1,872

Olefins and Polyolefins–Americas Segment

Overview—EBITDA improved in the third quarter and first nine months of 2021 relative to the third quarter and first nine months of 2020 driven by olefin and polyolefin margin improvements.

Ethylene Raw Materials—We have flexibility to vary the raw material mix and process conditions in our U.S. olefins plants in order to maximize profitability as market prices fluctuate for both feedstocks and products. Although prices of crude-based liquids and natural gas liquids are generally related to crude oil and natural gas prices, during specific periods the relationships among these materials and benchmarks may vary significantly. In the third quarter and first nine months of 2021 and 2020 approximately 60% of the raw materials used in our North American crackers was ethane.

The following table sets forth selected financial information for the O&P–Americas segment including Income from equity investments, which is a component of EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2021	2020	2021	2020
Sales and other operating revenues	$4,408	$1,840	$10,990	$5,065
Income from equity investments	29	15	94	24
EBITDA	1,568	474	4,011	1,088

Revenues—Revenues for our O&P–Americas segment increased by $2,568 million, or 140%, in the third quarter of 2021 compared to the third quarter of 2020 and by $5,925 million, or 117%, in the first nine months of 2021 compared to the first nine months of 2020. Higher average sales prices resulted in a 120% and 103% increase in revenue in the third quarter and first nine months of 2021, respectively, primarily driven by tight market conditions. Volume improvements resulted in a revenue increase of 20% and 14% in the third quarter and first nine months of 2021, respectively, due to improved demand in combination with industry-wide supply constraints.

EBITDA—EBITDA increased by $1,094 million, or 231%, in the third quarter of 2021 compared to the third quarter of 2020 and by $2,923 million, or 269%, in the first nine months of 2021 compared to the first nine months of 2020. Higher olefin results led to a 123% and 164% increase in EBITDA in the third quarter and first nine months of 2021, respectively. This increase was primarily due to margin improvements as higher ethylene and propylene prices outpaced increases in feedstock costs. Higher polyethylene results led to a 69% and 60% increase in EBITDA in the third quarter and first nine months of 2021, respectively, while polypropylene results led to a 43% and 36% increase in EBITDA in the third quarter and first nine months of 2021, respectively. These improvements were primarily due to polyolefin sales price increases which outpaced higher feedstock costs.

Third quarter of 2020 results include an LCM inventory valuation benefit of $70 million, or 15%, related to the reversal of an LCM inventory valuation charge recognized earlier in the year. These benefits were largely driven by recovery of market prices of ethylene and polymers.

Results also include a LIFO inventory charge of $61 million which was recognized in the third quarter of 2020. The absence of similar adjustments in the third quarter and first nine months of 2021 resulted in a 13% and 6% change in EBITDA, respectively.
Olefins and Polyolefins–Europe, Asia, International Segment

Overview—EBITDA increased for the third quarter and first nine months of 2021 relative to the third quarter and first nine months of 2020 mainly as a result of higher margins and equity income.

While the majority of the feedstock used in our EAI segment’s ethylene crackers is naphtha, in the third quarter and first nine months of 2021 and 2020 approximately 35% of the raw materials used in our crackers were advantaged feedstocks, which consisted primarily of butane and hydrowax.

The following table sets forth selected financial information for the O&P–EAI segment including Income (loss) from equity investments, which is a component of EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2021	2020	2021	2020
Sales and other operating revenues	$3,458	$1,982	$9,960	$5,908
Income from equity investments	66	40	263	88
EBITDA	474	148	1,594	522

Revenues—Revenues increased by $1,476 million, or 74%, in the third quarter of 2021 compared to the third quarter of 2020 and by $4,052 million, or 69%, in the first nine months of 2021 compared to the first nine months of 2020. Average sales prices in the third quarter and first nine months of 2021 were higher across most products as sales prices generally correlate with crude oil prices, which on average, increased compared to the same period in 2020. These higher average sales prices were responsible for a revenue increase of 65% and 53% in the third quarter and first nine months of 2021, respectively. Volume improvements resulted in a revenue increase of 8% and 11% in the third quarter and first nine months of 2021, respectively, primarily due to strong demand in combination with tight market supply. Favorable foreign exchange impacts resulted in a revenue increase of 1% and 5% in the third quarter and first nine months of 2021, respectively.

EBITDA—EBITDA increased by $326 million, or 220%, in the third quarter of 2021 compared to the third quarter of 2020 and by $1,072 million, or 205%, in the first nine months of 2021 compared to the first nine months of 2020. Polyethylene results led to a 86% and 78% increase in EBITDA in the third quarter and first nine months of 2021, respectively, while polypropylene results led to a 72% and 64% increase in EBITDA in the third quarter and first nine months of 2021, respectively; these improvements were largely attributed to higher margins due to strong demand and tight markets. Higher olefins results led to a 55% and 16% increase in EBITDA in the third quarter and first nine months of 2021, respectively, primarily driven by higher margins attributable to increased ethylene and co-product prices which outpaced higher feedstock costs. Higher income from our equity investments led to increases in EBITDA of 18% and 34% in the third quarter and first nine months of 2021, respectively, mainly attributable to higher polyolefins margins associated with increased demand.
Results for the first nine months of 2020 included a $53 million LCM inventory valuation charge primarily driven by a decline in the price of naphtha and polymers. Results in the third quarter of 2020 included a $17 million LCM inventory valuation benefit related to the reversal of LCM inventory valuation charges recognized in the first half of 2020, largely driven by recovery of market prices of naphtha and polymers during the quarter. The absence of similar adjustments in the first nine months and the third quarter of 2021 resulted in a 10% and 11% change in EBITDA, respectively.
Intermediates and Derivatives Segment
Overview—EBITDA increased in the third quarter and first nine months of 2021 compared to the third quarter and first nine months of 2020, primarily driven by higher margins across most businesses due to tight market supply from industry outages coupled with strong demand recovery.
The following table sets forth selected financial information for the I&D segment including Income from equity investments, which is a component of EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2021	2020	2021	2020
Sales and other operating revenues	$2,894	$1,538	$7,246	$4,465
Income from equity investments	9	7	32	12
EBITDA	348	267	1,126	571
Revenues—Revenues increased by $1,356 million, or 88%, in the third quarter of 2021 compared to the third quarter of 2020 and by $2,781 million, or 62% in the first nine months of 2021 compared to the first nine months of 2020. Higher average sales prices resulted in a 82% and 61% increase in revenue in the third quarter and first nine months of 2021, respectively, as sales prices generally correlate with crude oil prices, which on average, increased compared to the same periods in 2020. Sales volumes increased in the third quarter of 2021 resulting in a 6% increase in revenue, due to improved demand for oxyfuels and related products as well as intermediate chemicals. Sales volumes declined in the first nine months of 2021 resulting in a 1% decrease in revenue due to the impact of unusually cold temperatures and associated electrical power outages that led to shutdowns of our manufacturing facilities in Texas in early 2021. Favorable foreign exchange impacts resulted in a revenue increase of 2% in the first nine months of 2021.
EBITDA—EBITDA increased by $81 million, or 30%, in the third quarter of 2021 compared to the third quarter of 2020 and by $555 million, or 97%, in the first nine months of 2021 compared to the first nine months of 2020. Results for the third quarter and first nine months of 2021 declined 10% and 5%, respectively, due to site closure costs associated with the exit of our ethanol business. Propylene oxide and derivatives results increased by 55% and 58% in the third quarter and first nine months of 2021, respectively. This increase was primarily a result of higher margins due to strong demand recovery coupled with tight market supply resulting from industry outages. Intermediate chemicals results declined 7% during the third quarter of 2021, driven by lower volumes primarily in connection with downtime at our acetyls facilities in La Porte, Texas. Intermediate chemicals results increased 20% during the first nine months of 2021 due to improved margins driven by higher demand and tight market conditions. Oxyfuels and related products results increased 18% and 13% in the third quarter and first nine months of 2021, respectively, primarily driven by margin improvement as a result of improved demand and higher gasoline prices.

Results for the first nine months of 2020 included a $76 million LCM inventory valuation charge primarily driven by a decline in the price of various gasoline blending components, benzene and styrene since December 31, 2019. Results in the third quarter of 2020 included a $22 million LCM inventory valuation benefit related to the reversal of LCM inventory valuation charges recognized in the first half of 2020 driven by price improvements for various gasoline blending components since the second quarter of 2020. The absence of similar adjustments in the first nine months and third quarter of 2021 resulted in a 13% and 8% change in EBITDA, respectively.
Advanced Polymer Solutions Segment
Overview—EBITDA for our APS segment decreased in the third quarter of 2021 relative to the third quarter of 2020 primarily due to the absence of LCM inventory valuation benefits recognized in the third quarter of 2020. Results increased in the first nine months of 2021 relative to the first nine months of 2020, primarily due to higher compounding and solutions volumes.
The following table sets forth selected financial information for the APS segment including losses from equity investments, which is a component of EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2021	2020	2021	2020
Sales and other operating revenues	$1,286	$1,004	$3,892	$2,805
Income (loss) from equity investments	—	—	—	(1)
EBITDA	121	157	385	226

Revenues—Revenues increased by $282 million, or 28%, in the third quarter of 2021 compared to the third quarter of 2020 and by $1,087 million, or 39%, in the first nine months of 2021 compared to the first nine months of 2020. Average sales price increased resulting in a 34% and 23% increase in revenue in the third quarter and first nine months of 2021, respectively, as sales prices generally correlate with crude oil prices, which on average, increased compared to the same periods in 2020. Sales volumes decreased in the third quarter of 2021 resulting in a 7% decrease in revenue stemming from lower automotive demand in the third quarter on prolonged shortages of semi-conductors across the industry. Sales volumes increased in the first nine months of 2021 resulting in a 10% increase in revenue stemming from higher automotive and construction demand over the nine month period. Foreign exchange impacts resulted in a revenue increase of 1% and 6% in the third quarter and first nine months of 2021, respectively, relative to the comparable periods in 2020.

EBITDA—EBITDA decreased by $36 million, or 23%, in the third quarter of 2021 compared to the third quarter of 2020 and increased by $159 million, or 70%, in the first nine months of 2021 compared to the first nine months of 2020.

Results for the first nine months of 2020 included a $29 million LCM inventory valuation charge primarily resulting from a decline in the price of polymers. Results in the third quarter of 2020 also include a $40 million LCM inventory valuation benefit related to the reversal of LCM inventory valuation charges recognized in the first half of 2020 resulting from recovery of market prices of polymers. The absence of similar adjustments in the first nine months and third quarter of 2021 resulted in a 13% and 25% change in EBITDA, respectively.

Compounding and solutions results led to an EBITDA increase of 28% in the first nine months of 2021, primarily due to higher volumes driven by higher demand. Increased advanced polymer results led to an EBITDA increase of 16% in the first nine months of 2021 due to higher volumes driven by increased demand for our products utilized in the automotive and construction end markets. During the third quarter of 2021, margin improvements in our advanced polymers business, driven by higher price spreads, resulted in an 8% increase in results. This increase was completely offset by lower compounding and solutions volumes due to constrained production in automotive, appliance and other end markets as a result of semiconductor shortages.

Refining Segment

Overview—EBITDA increased in the third quarter and first nine months of 2021 relative to the third quarter and first nine months of 2020 due to higher margins and the absence of a non-cash impairment charge recognized during the third quarter of 2020.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2021	2020	2021	2020
Sales and other operating revenues	$2,288	$1,101	$5,359	$3,468
EBITDA	41	(692)	(150)	(799)

Thousands of barrels per day
Heavy crude oil processing rates	260	216	220	226

Market margins, dollars per barrel
Brent - 2-1-1	$16.10	$5.71	$14.00	$5.86
Brent - Maya differential	7.01	4.18	5.97	7.61
Total Maya 2-1-1	$23.11	$9.89	$19.97	$13.47

Revenues—Revenues increased by $1,187 million, or 108%, in the third quarter of 2021 compared to the third quarter of 2020 and by $1,891 million, or 55%, in the first nine months of 2021 compared to the first nine months of 2020. Higher product prices led to a revenue increase of 95% and 63% in the third quarter and first nine months of 2021, respectively, due to an average Brent crude oil price increase of approximately $30 and $25 per barrel in the third quarter and first nine months of 2021, respectively. Sales volumes increased in the third quarter of 2021 resulting in a 13% increase in revenue due to improved demand. In the first nine months of 2021, revenue decreased 8% as a result of a decline in volumes due to planned and unplanned outages, including the effects of unusually cold temperatures and associated electrical power outages that led to shutdowns of our manufacturing facilities in Texas in early 2021.
EBITDA—EBITDA increased by $733 million, or 106%, in the third quarter of 2021 compared to the third quarter of 2020 and by $649 million, or 81%, in the first nine months of 2021 compared to the first nine months of 2020. During the third quarter of 2020, we recognized a non-cash impairment charge of $582 million relating to our Houston refinery’s asset group with no corresponding charge in the third quarter and first nine months of 2021. The absence of a similar charge in the third quarter and first nine months of 2021 resulted in a 84% and 73% change in EBITDA, respectively. The remaining increase in EBITDA was primarily driven by margin improvements in the third quarter and first nine months of 2021. Margins improved due to an increase in the Maya 2-1-1 market margin resulting from higher demand for refined products. The first nine months of 2021 were also impacted by the absence of unplanned outages at our fluid catalytic cracking unit in 2021, which restricted the yield of higher-margin refined products in the first two quarters of 2020. This was partially offset by margin declines driven by unfavorable by-product crack spreads of $7 per barrel, higher costs of Renewable Identification Numbers (“RINs”) of approximately $1 per gallon and the absence of $60 million of favorable mark-to-market gains on hedges recognized in the first nine months of 2020.

We are currently weighing strategic options for our Refining segment, including a potential sale of our Houston refinery. While the refinery is a valuable asset, we believe that it may be even more valuable as part of a larger refining system. Any strategic option pursued for the Houston refinery remains subject to the approval of our Board of Directors and, assuming such approval is obtained, may require certain regulatory approvals or other closing conditions.
Technology Segment

Overview—EBITDA increased in the third quarter and first nine months of 2021 relative to the third quarter and first nine months of 2020 driven by higher licensing revenues and catalyst volumes.

The following table sets forth selected financial information for the Technology segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2021	2020	2021	2020
Sales and other operating revenues	$238	$193	$586	$492
EBITDA	155	111	341	279

Revenues—Revenues increased by $45 million, or 23%, in the third quarter of 2021 compared to the third quarter of 2020 and by $94 million, or 19%, in the first nine months of 2021 compared to the first nine months of 2020. Higher catalyst volumes resulted in a 8% and 6% increase in the third quarter and first nine months of 2021, respectively, primarily driven by strong demand. Changes in average catalyst sales price resulted in a revenue increase of 15% and 4% in the third quarter and first nine months of 2021, respectively. Licensing revenues increased by 3% in the first nine months of 2021. Favorable foreign exchange impacts increased revenue by 6% in the first nine months of 2021.

EBITDA—EBITDA increased by $44 million, or 40%, in the third quarter of 2021 compared to the third quarter of 2020 and increased by $62 million, or 22%, in the first nine months of 2021 compared to the first nine months of 2020. EBITDA improvements in the third quarter and first nine months of 2021 were driven by higher licensing revenue driven by more contracts reaching significant milestones. Favorable foreign exchange impacts resulted in an EBITDA increase of 1% and 5% in the third quarter and in the first nine months of 2021, respectively.

FINANCIAL CONDITION
Operating, investing and financing activities of continuing operations, which are discussed below, are presented in the following table:

	Nine Months Ended September 30,
Millions of dollars	2021	2020
Cash provided by (used in):
Operating activities	$4,616	$2,661
Investing activities	(797)	(2,307)
Financing activities	(3,627)	1,192
Operating Activities—Cash provided by operating activities of $4,616 million in the first nine months of 2021 reflected earnings adjusted for non-cash items, payments for employee bonuses, income taxes, income from equity investments, and cash used by the main components of working capital—Accounts receivable, Inventories and Accounts payable.

In the first nine months of 2021, the main components of working capital used $1,517 million of cash driven primarily by an increase in Accounts receivable and Inventories, partially offset by an increase in Accounts payable. The increase in Accounts receivable was driven by higher revenues across most businesses primarily driven by higher sales volumes along with higher average sales prices. The increase in Inventories was primarily due to an increase in raw material costs coupled with the replenishment of inventory levels to support anticipated business demands. The increase in Accounts payable was primarily driven by increased raw material costs.
Other operating activities in 2021 includes the effects of changes in income tax accruals, primarily driven by the increased pretax income, partially offset by income tax payments made during the period.
Cash provided by operating activities of $2,661 million in the first nine months of 2020 reflected earnings adjusted for non-cash items, payments for employee bonuses, income taxes, and cash provided by the main components of working capital.
In the first nine months of 2020, the main components of working capital provided $514 million of cash driven primarily by a decrease in Inventory. The decrease in Inventory was primarily driven by company-wide inventory reduction initiatives and lower raw material costs across most of our segments.
Investing Activities—We invest cash in investment-grade and other high-quality instruments that provide adequate flexibility to redeploy funds as needed to meet our cash flow requirements while maximizing yield.
In the first nine months of 2021 and 2020, we received proceeds of $309 million and $313 million, respectively, from our investments in equity securities and $346 million and $90 million, respectively, upon the maturity and sales of certain available-for-sale debt securities.
In the first nine months of 2020, we invested $270 million in debt securities that are deemed available-for-sale and $267 million in equity securities. Our investments in available-for-sale debt securities and equity securities are classified as Short-term investments.
In the first nine months of 2021, we made an equity contribution of $104 million to form Ningbo ZRCC LyondellBasell New Material Company Limited, a 50/50 joint venture with China Petroleum & Chemical Corporation. The joint venture will construct a new propylene oxide and styrene monomer unit in Zhenhai Ningbo, China. The joint venture is included in our I&D segment.
In the first nine months of 2020, we invested $472 million in cash for a 50% equity interest in the Bora LyondellBasell Petrochemical Co. Ltd joint venture. This joint venture began operations during the third quarter of 2020 and is included in our O&P—EAI segment.

In July 2021, foreign currency contracts with an aggregate notional value of €300 million expired. Upon settlement of these foreign currency contracts, we paid €300 million ($355 million at the expiry spot rate) to our counterparties and received $358 million from our counterparties.
Capital expenditures in the first nine months of 2021 totaled $1,285 million compared to $1,673 million in the first nine months of 2020. Approximately 60% of our capital spending in both periods was for profit-generating growth projects, primarily our PO/TBA plant, with the remaining spending supporting sustaining maintenance. We estimate capital spending will continue to increase in the fourth quarter of 2021 compared to prior quarters, while remaining flat on an annual basis compared to the prior year. See Note 12 to the Consolidated Financial Statements for additional information regarding capital spending by segment.
Financing Activities— In the first nine months of 2021 and 2020, we made payments of $78 million and $4 million to acquire approximately 1.0 million and 0.1 million, respectively, of our outstanding ordinary shares. We made dividend payments totaling $1,110 million and $1,053 million in the first nine months of 2021 and 2020, respectively.
In 2021, we repaid $2,275 million outstanding under our Term Loan due 2022, 4% Guaranteed Notes due 2023 and 2.875% Guaranteed notes due 2025.
In April 2020, LYB International Finance III, LLC (“LYB Finance III”), a wholly owned finance subsidiary of LyondellBasell Industries N.V. issued $500 million of 2.875% guaranteed notes due 2025 at a discounted price of 99.911%, $500 million of 3.375% guaranteed notes due 2030 at a discounted price of 99.813% and $1,000 million of 4.2% guaranteed notes due 2050 at a discounted price of 99.373%. Net proceeds from the sale of the notes totaled $1,974 million. We used the net proceeds from the sale of the notes for general corporate purposes, including to increase our liquidity and manage short-term debt maturities.
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
In the first nine months of 2021 and 2020, we made net repayments of $103 million and received net proceeds of $194 million, respectively, through the issuance and repurchase of commercial paper instruments under our commercial paper program.
In the first nine months of 2020, we posted collateral of $238 million related to the positions held with our counterparties for certain forward-starting interest rate swaps.
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

We intend to continue to declare and pay quarterly dividends, with the goal of increasing the dividend over time, after giving consideration to our cash balances and expected results from operations. Our focus on funding our dividends while remaining committed to a strong investment grade balance sheet continues to be the foundation of our capital allocation strategy. In the near term, we are prioritizing debt reduction on our balance sheet.

Cash and Liquid Investments
As of September 30, 2021, we had Cash and cash equivalents and marketable securities classified as Short-term investments totaling $1,929 million, which includes $1,593 million in jurisdictions outside of the U.S., principally in the United Kingdom. There are currently no legal or economic restrictions that would materially impede our transfers of cash.
Credit Arrangements
At September 30, 2021, we had total debt, including current maturities, of $13,516 million, and $224 million of outstanding letters of credit, bank guarantees and surety bonds issued under uncommitted credit facilities.
We had total unused availability under our credit facilities of $3,004 million at September 30, 2021, which included the following:
•$2,104 million under our $2,500 million Senior Revolving Credit Facility, which backs our $2,500 million commercial paper program. Availability under this facility is net of outstanding borrowings, outstanding letters of credit provided under the facility and notes issued under our commercial paper program. A small portion of our availability under this facility is impacted by changes in the euro/U.S. dollar exchange rate. At September 30, 2021, we had $397 million of outstanding commercial paper, net of discount, no borrowings or letters of credit outstanding under this facility; and
•$900 million under our $900 million U.S. Receivables Facility. Availability under this facility is subject to a borrowing base of eligible receivables, which is reduced by outstanding borrowings and letters of credit, if any. At September 30, 2021, we had no borrowings or letters of credit outstanding under this facility. In June 2021, we extended the term of the facility to June 2024 in accordance with the terms of the agreement.
During the first nine months of 2021, we repaid $2,275 million outstanding under our Term Loan due 2022, 4% Guaranteed Notes due 2023 and 2.875% Guaranteed notes due 2025, and made net repayments of $103 million of our commercial paper. Additionally, in October 2021 we repaid $650 million outstanding under our Guaranteed Floating Rate Notes due 2023. We continue to prioritize debt reduction in 2021 and expect total reduction of our outstanding debt for the year to be up to $4 billion.
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
Share Repurchases
In May 2021, our shareholders approved a proposal to authorize us to repurchase up to 34.0 million ordinary shares, through November 28, 2022 (“May 2021 Share Repurchase Authorization”), which superseded any prior repurchase authorizations. Our share repurchase authorization does not have a stated dollar amount, and purchases may be made through open market purchases, private market transactions or other structured transactions. Repurchased shares could be retired or used for general corporate purposes, including for various employee benefit and compensation plans. The maximum number of shares that may yet be purchased is not necessarily an indication of the number of shares that will ultimately be purchased. In the first nine months of 2021, we purchased approximately 1.0 million shares under our share repurchase authorization for $89 million.

As of October 27, 2021, we had approximately 32.2 million shares remaining under the current authorization. The timing and amounts of additional shares repurchased, if any, will be determined based on our evaluation of market conditions and other factors, including any additional authorizations approved by our shareholders. For additional information related to our share repurchase authorizations, see Note 10 to the Consolidated Financial Statements.
CURRENT BUSINESS OUTLOOK

We expect strong demand for our products to continue as vaccine rollouts drive further improvements in economic activity around the world. Over the next several quarters, we expect constrained consumer demand will extend strength in automotive, construction and other durable goods markets. While margins are likely to moderate due to increasing feedstock prices, energy costs and winter seasonality, we anticipate ongoing benefits from strong markets and tight industry supply.

We believe that our recent value-driven growth investments should benefit us over the coming years. With an improving outlook for cash generation, we remain committed to further strengthening our investment grade balance sheet through deleveraging in 2021. Additionally, we expect cash generation will continue to provide flexibility for opportunistic share repurchases.
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
•we may be unable to meet our sustainability goals, including the ability to operate safely, increase production of recycled and renewable-based polymers, and reduce our emissions;
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
Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market and regulatory risks is described in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2020. Our exposure to such risks has not changed materially in the nine months ended September 30, 2021.
Item 4.    CONTROLS AND PROCEDURES
As of September 30, 2021, with the participation of our management, our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial and accounting officer) carried out an evaluation, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the Act), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021.
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

In connection with an enforcement initiative of the U.S. Environmental Protection Agency (“EPA”) regarding flare emissions at petrochemical plants, we have settled with the EPA and the Department of Justice (“DOJ”) in order to resolve claims related to alleged improper operation and maintenance of flares at four of our U.S. facilities. Under the terms of the settlement, we will pay a penalty of $3,400,000, conduct fence line monitoring, and make investments in equipment at the facilities. The consent decree related to the settlement has been filed in the U.S. District Court for the Southern District of Texas.

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
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Authorizations	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Authorizations
July 1 - July 31	—	$—	—	34,004,563
August 1 - August 31	—	$—	—	34,004,563
September 1 - September 30	953,681	$93.34	953,681	33,050,882
Total	953,681	$93.34	953,681	33,050,882
On May 28, 2021, our shareholders approved a share repurchase authorization of up to 34,004,563 shares of our ordinary shares, through November 28, 2022, which superseded any prior repurchase authorizations. The maximum number of shares that may yet be purchased is not necessarily an indication of the number of shares that will ultimately be purchased.
Item 4.    MINE SAFETY DISCLOSURES
Not applicable.

Item 6.     EXHIBITS

Exhibit Number	Description

10.1+	Form of 2021 Cash Incentive Award Agreement (incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 27, 2021)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32*	Certifications pursuant to 18 U.S.C. Section 1350

101.INS*	XBRL Instance Document–The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

+ Management contract or compensatory plan, contract or arrangement
* Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LYONDELLBASELL INDUSTRIES N.V.

Date:	October 29, 2021	/s/ Chukwuemeka A. Oyolu
Chukwuemeka A. Oyolu
Senior Vice President,
Chief Accounting Officer and Investor Relations
(Principal Accounting Officer)