Form 10-Q
period 2022-03-31
LyondellBasell Industries N.V.
filed 2022-04-29
CIK 1489393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 327,621,817 ordinary shares, €0.04 par value, outstanding at April 27, 2022 (excluding 12,647,650 treasury shares).

LYONDELLBASELL INDUSTRIES N.V.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
Millions of dollars, except earnings per share	2022	2021
Sales and other operating revenues:
Trade	$12,840	$8,851
Related parties	317	231
	13,157	9,082
Operating costs and expenses:
Cost of sales	11,136	7,678
Selling, general and administrative expenses	328	287
Research and development expenses	32	29
	11,496	7,994
Operating income	1,661	1,088
Interest expense	(74)	(110)
Interest income	2	2
Other income, net	19	25
Income from continuing operations before equity investments and income taxes	1,608	1,005
Income from equity investments	29	137
Income from continuing operations before income taxes	1,637	1,142
Provision for income taxes	316	70
Income from continuing operations	1,321	1,072
Loss from discontinued operations, net of tax	(1)	(2)
Net income	1,320	1,070
Dividends on redeemable non-controlling interests	(2)	(2)
Net income attributable to the Company shareholders	$1,318	$1,068

Earnings per share:
Net income (loss) attributable to the Company shareholders —
Basic
Continuing operations	$4.01	$3.20
Discontinued operations	—	(0.01)
	$4.01	$3.19
Diluted
Continuing operations	$4.00	$3.19
Discontinued operations	—	(0.01)
	$4.00	$3.18
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
Millions of dollars	2022	2021
Net income	$1,320	$1,070
Other comprehensive income (loss), net of tax –
Financial derivatives	88	175
Defined benefit pension and other postretirement benefit plans	5	11
Foreign currency translations	(25)	(107)
Total other comprehensive income, net of tax	68	79
Comprehensive income	1,388	1,149
Dividends on redeemable non-controlling interests	(2)	(2)
Comprehensive income attributable to the Company shareholders	$1,386	$1,147
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED BALANCE SHEETS

Millions of dollars	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$1,785	$1,472
Restricted cash	9	5
Short-term investments	—	9
Accounts receivable:
Trade, net	5,092	4,565
Related parties	299	243
Inventories	4,979	4,901
Prepaid expenses and other current assets	1,127	1,022
Total current assets	13,291	12,217
Operating lease assets	1,905	1,946
Property, plant and equipment	22,733	22,382
Less: Accumulated depreciation	(8,004)	(7,826)
Property, plant and equipment, net	14,729	14,556
Equity investments	4,743	4,786
Goodwill	1,866	1,875
Intangible assets, net	673	695
Other assets	647	667
Total assets	$37,854	$36,742
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED BALANCE SHEETS

Millions of dollars, except shares and par value data	March 31, 2022	December 31, 2021
LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY
Current liabilities:
Current maturities of long-term debt	$8	$6
Short-term debt	141	362
Accounts payable:
Trade	4,238	3,460
Related parties	776	831
Accrued liabilities	2,376	2,571
Total current liabilities	7,539	7,230
Long-term debt	11,175	11,246
Operating lease liabilities	1,610	1,649
Other liabilities	2,215	2,295
Deferred income taxes	2,487	2,334
Commitments and contingencies
Redeemable non-controlling interests	116	116
Shareholders’ equity:
Ordinary shares, €0.04 par value, 1,275 million shares authorized, 327,644,034 and 329,536,389 shares outstanding, respectively	19	19
Additional paid-in capital	6,056	6,044
Retained earnings	9,514	8,563
Accumulated other comprehensive loss	(1,735)	(1,803)
Treasury stock, at cost, 12,625,433 and 10,675,605 ordinary shares, respectively	(1,156)	(965)
Total Company share of shareholders’ equity	12,698	11,858
Non-controlling interests	14	14
Total equity	12,712	11,872
Total liabilities, redeemable non-controlling interests and equity	$37,854	$36,742
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
Millions of dollars	2022	2021
Cash flows from operating activities:
Net income	$1,320	$1,070
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	311	335
Amortization of debt-related costs	4	5
Share-based compensation	18	19
Equity investments—
Equity income	(29)	(137)
Distributions of earnings, net of tax	34	20
Deferred income tax provision (benefit)	137	(83)
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(629)	(593)
Inventories	(117)	(360)
Accounts payable	724	327
Other, net	(271)	(32)
Net cash provided by operating activities	1,502	571
Cash flows from investing activities:
Expenditures for property, plant and equipment	(446)	(340)
Proceeds from maturities of available-for-sale debt securities	—	74
Proceeds from equity securities	8	226
Other, net	(18)	(19)
Net cash used in investing activities	(456)	(59)
Cash flows from financing activities:
Repurchases of Company ordinary shares	(217)	—
Dividends paid - common stock	(371)	(352)
Repayments of long-term debt	—	(500)
Net repayments of commercial paper	(169)	—
Collateral received from interest rate derivatives	51	66
Other, net	(7)	4
Net cash used in financing activities	(713)	(782)
Effect of exchange rate changes on cash	(16)	(32)
Increase (decrease) in cash and cash equivalents and restricted cash	317	(302)
Cash and cash equivalents and restricted cash at beginning of period	1,477	1,765
Cash and cash equivalents and restricted cash at end of period	$1,794	$1,463
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Company Share of Shareholders’ Equity	Non- Controlling Interests
Millions of dollars	Issued	Treasury
Balance, December 31, 2021	$19	$(965)	$6,044	$8,563	$(1,803)	$11,858	$14
Net income	—	—	—	1,320	—	1,320	—
Other comprehensive income	—	—	—	—	68	68	—
Share-based compensation	—	11	12	4	—	27	—
Dividends - common stock ($1.13 per share)	—	—	—	(371)	—	(371)	—
Dividends - redeemable non-controlling interests ($15.00 per share)	—	—	—	(2)	—	(2)	—
Repurchases of Company ordinary shares	—	(202)	—	—	—	(202)	—
Balance, March 31, 2022	$19	$(1,156)	$6,056	$9,514	$(1,735)	$12,698	$14

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Company Share of Shareholders’ Equity	Non- Controlling Interests
Millions of dollars	Issued	Treasury
Balance, December 31, 2020	$19	$(531)	$5,986	$4,440	$(1,943)	$7,971	$17
Net income	—	—	—	1,070	—	1,070	—
Other comprehensive income	—	—	—	—	79	79	—
Share-based compensation	—	25	7	2	—	34	—
Dividends - common stock ($1.05 per share)	—	—	—	(352)	—	(352)	—
Dividends - redeemable non-controlling interests ($15.00 per share)	—	—	—	(2)	—	(2)	—
Sales of non-controlling interest	—	—	—	—	—	—	(3)
Balance, March 31, 2021	$19	$(506)	$5,993	$5,158	$(1,864)	$8,800	$14
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
The accompanying unaudited Consolidated Financial Statements have been prepared from the books and records of LyondellBasell N.V. in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial information. Certain notes and other information have been condensed or omitted from the interim financial statements included in this report. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair statement have been included. These statements contain some amounts that are based upon management estimates and judgments. Future actual results could differ from such current estimates. The results for interim periods are not necessarily indicative of results for the entire year.
2.    Accounting and Reporting Changes
Recently Adopted Guidance
There were no new standards or Accounting Standard Updates (“ASU”) adopted in the quarter ended March 31, 2022 that had a material impact on our Consolidated Financial Statements.
Accounting Guidance Issued But Not Adopted as of March 31, 2022
Government Assistance—In November 2021, the Financial Accounting Standards Board (“FASB”) issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. The guidance requires disclosures about assistance received from the government that have been accounted for by analogizing to a grant or contribution accounting model including the nature and form of assistance, the accounting policies used to account for the assistance and its impact on the entity’s financial statements. The guidance is effective for annual periods beginning after December 15, 2021, with early application permitted. The adoption of this guidance will not have a material impact on our Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

3.    Revenues
Contract Balances—Contract liabilities were $214 million and $169 million at March 31, 2022 and December 31, 2021, respectively. Revenue recognized in each reporting period, included in the contract liability balance at the beginning of the period, was immaterial.
Disaggregation of Revenues—The following table presents our revenues disaggregated by key products:

	Three Months Ended March 31,
Millions of dollars	2022	2021
Sales and other operating revenues:
Olefins and co-products	$1,157	$1,091
Polyethylene	2,684	2,153
Polypropylene	2,014	1,718
Propylene oxide and derivatives	885	502
Oxyfuels and related products	1,254	607
Intermediate chemicals	1,110	578
Compounding and solutions	1,135	1,038
Advanced polymers	272	231
Refined products	2,458	993
Other	188	171
Total	$13,157	$9,082

The following table presents our revenues disaggregated by geography, based upon the location of the customer:

	Three Months Ended March 31,
Millions of dollars	2022	2021
Sales and other operating revenues:
United States	$6,074	$4,086
Germany	995	765
China	656	560
Italy	518	378
Mexico	442	247
Japan	423	230
Poland	395	270
The Netherlands	390	270
France	387	290
Other	2,877	1,986
Total	$13,157	$9,082

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

4.    Accounts Receivable
Our accounts receivable are reflected in the Consolidated Balance Sheets, net of allowance for credit losses, of $6 million as of March 31, 2022 and December 31, 2021.
5.    Inventories
Inventories consisted of the following components:

Millions of dollars	March 31, 2022	December 31, 2021
Finished goods	$3,382	$3,329
Work-in-process	206	178
Raw materials and supplies	1,391	1,394
Total inventories	$4,979	$4,901

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

6.    Debt
Long-term loans, notes and other debt, net of unamortized discount and debt issuance cost, consisted of the following:

Millions of dollars	March 31, 2022	December 31, 2021
Senior Notes due 2024, $1,000 million, 5.75% ($2 million of debt issuance cost)	$773	$773
Senior Notes due 2055, $1,000 million, 4.625% ($15 million of discount; $11 million of debt issuance cost)	974	974
Guaranteed Notes due 2027, $300 million, 8.1%	300	300
Issued by LYB International Finance B.V.:
Guaranteed Notes due 2023, $750 million, 4.0% ($1 million of discount)	424	423
Guaranteed Notes due 2043, $750 million, 5.25% ($19 million of discount; $7 million of debt issuance cost)	724	724
Guaranteed Notes due 2044, $1,000 million, 4.875% ($10 million of discount; $9 million of debt issuance cost)	981	981
Issued by LYB International Finance II B.V.:
Guaranteed Notes due 2026, €500 million, 0.875% ($1 million of discount; $2 million of debt issuance cost)	547	562
Guaranteed Notes due 2027, $1,000 million, 3.5% ($3 million of discount; $3 million of debt issuance cost)	612	631
Guaranteed Notes due 2031, €500 million, 1.625% ($5 million of discount; $3 million of debt issuance cost)	547	558
Issued by LYB International Finance III LLC:
Guaranteed Notes due 2025, $500 million, 1.25% ($1 million of discount; $3 million of debt issuance cost)	479	486
Guaranteed Notes due 2030, $500 million, 3.375% ($1 million of debt issuance cost)	133	143
Guaranteed Notes due 2030, $500 million, 2.25% ($3 million of discount; $4 million of debt issuance cost)	481	490
Guaranteed Notes due 2040, $750 million, 3.375% ($2 million of discount; $7 million of debt issuance cost)	741	741
Guaranteed Notes due 2049, $1,000 million, 4.2% ($15 million of discount; $10 million of debt issuance cost)	975	975
Guaranteed Notes due 2050, $1,000 million, 4.2% ($6 million of discount; $10 million of debt issuance cost)	976	981
Guaranteed Notes due 2051, $1,000 million, 3.625% ($3 million of discount; $11 million of debt issuance cost)	957	986
Guaranteed Notes due 2060, $500 million, 3.8% ($4 million of discount; $6 million of debt issuance cost)	490	490
Other	69	34
Total	11,183	11,252
Less current maturities	(8)	(6)
Long-term debt	$11,175	$11,246

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Fair value hedging adjustments associated with the fair value hedge accounting of our fixed-for-floating interest rate swaps for the applicable periods are as follows:

	Gains (Losses)		Cumulative Fair Value Hedging Adjustments Included in Carrying Amount of Debt
	Three Months Ended March 31,		March 31,	December 31,
Millions of dollars	2022	2021	2022	2021
Guaranteed Notes due 2025, 1.25%	$7	$—	$9	$2
Guaranteed Notes due 2026, 0.875%	4	1	5	1
Guaranteed Notes due 2027, 3.5%	19	4	(27)	(46)
Guaranteed Notes due 2030, 3.375%	10	—	8	(2)
Guaranteed Notes due 2030, 2.25%	10	—	12	2
Guaranteed Notes due 2050, 4.2%	5	—	8	3
Guaranteed Notes due 2051, 3.625%	29	—	29	—
Total	$84	$5	$44	$(40)
Fair value adjustments are recognized in Interest expense in the Consolidated Statements of Income.
Short-term loans, notes and other debt consisted of the following:

Millions of dollars	March 31, 2022	December 31, 2021
U.S. Receivables Facility	$—	$—
Commercial paper	35	204
Precious metal financings	106	155
Other	—	3
Total Short-term debt	$141	$362
Long-Term Debt
Senior Revolving Credit Facility—Our $3,250 million Senior Revolving Credit Facility, which expires in November 2026, may be used for dollar and euro denominated borrowings. The facility has a $200 million sub-limit for dollar and euro denominated letters of credit, a $1,000 million uncommitted accordion feature and supports our commercial paper program. Borrowings under the facility bear interest at either a base rate, LIBOR rate or EURIBOR rate, plus an applicable margin. Additional fees are incurred for the average daily unused commitments. At March 31, 2022, we had no borrowings or letters of credit outstanding and $3,215 million of unused availability under this facility.
Short-Term Debt
U.S. Receivables Facility—Our U.S. Receivables Facility, which expires in June 2024, has a purchase limit of $900 million in addition to a $300 million uncommitted accordion feature. This facility provides liquidity through the sale or contribution of trade receivables by certain of our U.S. subsidiaries to a wholly owned, bankruptcy-remote subsidiary on an ongoing basis and without recourse. We pay variable interest rates on our secured borrowings. Additional fees are incurred for the average daily unused commitments. This facility also provides for the issuance of letters of credit up to $200 million. At March 31, 2022, we had no borrowings or letters of credit outstanding and $900 million unused availability under this facility.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Commercial Paper Program—We have a commercial paper program under which we may issue up to $2,500 million of privately placed, unsecured, short-term promissory notes (“commercial paper”). Interest rates on the commercial paper outstanding at March 31, 2022 are based on the terms of the notes and range from 0.45% to 0.55%. At March 31, 2022, we had $35 million of outstanding commercial paper.
Weighted Average Interest Rate—At March 31, 2022 and December 31, 2021, our weighted average interest rates on outstanding Short-term debt were 1.2% and 0.9%, respectively.
Additional Information
Debt Discount and Issuance Costs—Amortization of debt discounts and debt issuance costs resulted in amortization expense of $4 million and $5 million for the three months ended March 31, 2022 and 2021, respectively, which is included in Interest expense in the Consolidated Statements of Income.
As of March 31, 2022, we are in compliance with our debt covenants.

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
Financial Instruments Measured at Fair Value on a Recurring Basis—The following table summarizes financial instruments outstanding for the periods presented that are measured at fair value on a recurring basis:

	March 31, 2022		December 31, 2021
Millions of dollars	Notional Amount	Fair Value	Notional Amount	Fair Value	Balance Sheet Classification

Assets–
Derivatives designated as hedges:
Commodities	$30	$40	$41	$24	Prepaid expenses and other current assets
Foreign currency	614	90	614	63	Prepaid expenses and other current assets
Foreign currency	2,085	61	1,785	43	Other assets
Interest rates	—	13	—	7	Prepaid expenses and other current assets
Interest rates	—	—	300	1	Other assets
Derivatives not designated as hedges:
Commodities	55	12	221	30	Prepaid expenses and other current assets
Commodities	12	1	—	—	Other assets
Foreign currency	83	—	34	1	Prepaid expenses and other current assets
Non-derivatives:
Equity securities	—	—	9	8	Short-term investments
Total	$2,879	$217	$3,004	$177

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	March 31, 2022		December 31, 2021
Millions of dollars	Notional Amount	Fair Value	Notional Amount	Fair Value	Balance Sheet Classification
Liabilities–
Derivatives designated as hedges:
Foreign currency	$—	$26	$—	$14	Accrued liabilities
Foreign currency	1,499	80	1,800	99	Other liabilities
Interest rates	—	5	—	3	Accrued liabilities
Interest rates	2,763	247	1,863	280	Other liabilities
Derivatives not designated as hedges:
Commodities	176	14	24	1	Accrued liabilities
Commodities	31	6	—	—	Other Liabilities
Foreign currency	544	14	188	2	Accrued liabilities
Total	$5,013	$392	$3,875	$399
The financial instruments in the table above are classified as Level 2, except for our investment in equity securities which are measured at fair value using the net asset value per share, or its equivalent, practical expedient and are not classified in the fair value hierarchy. We present the gross assets and liabilities of our derivative financial instruments on the Consolidated Balance Sheets.
Financial Instruments Not Measured at Fair Value on a Recurring Basis—The following table presents the carrying value and estimated fair value of our Short-term precious metal financings and Long-term debt:

	March 31, 2022		December 31, 2021
Millions of dollars	Carrying Value	Fair Value	Carrying Value	Fair Value
Precious metal financings	$106	$105	$155	$130
Long-term debt	11,150	11,379	11,218	12,756
Total	$11,256	$11,484	$11,373	$12,886
The financial instruments in the table above are classified as Level 2. Our other financial instruments classified within Current assets and Current liabilities have a short maturity and their carrying value generally approximates fair value.
Derivative Instruments:
Commodity Prices—The following table presents the notional amounts of our outstanding commodity derivative instruments:

	March 31, 2022	December 31, 2021
Millions of dollars	Notional Amount	Notional Amount	Maturity Date
Derivatives designated as hedges:
Cash flow hedges	$30	$41	2022
Derivatives not designated as hedges:
Commodity contracts	274	245	2022

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Interest Rates—The following table presents the notional amounts of our outstanding interest rate derivative instruments:

	March 31, 2022	December 31, 2021
Millions of dollars	Notional Amount	Notional Amount	Maturity Date
Cash flow hedges	$1,000	$1,000	2023 to 2024
Fair value hedges	1,763	1,163	2025 to 2030
As of March 31, 2022 and December 31, 2021, Other assets included $187 million and $238 million of collateral related to these forward-starting interest swaps, representing the maximum amount of collateral that may be required under these contracts.
Foreign Currency Rates—The following table presents the notional amounts of our outstanding foreign currency derivative instruments:

	March 31, 2022	December 31, 2021
Millions of dollars	Notional Amount	Notional Amount	Maturity Date
Net investment hedges	$3,048	$3,048	2022 to 2030
Cash flow hedges	1,150	1,150	2024 to 2027
Not designated	627	222	2022 to 2023
Impact on Earnings and Other Comprehensive Income—The following tables summarize the pre-tax effect of derivative and non-derivative instruments recorded in Accumulated other comprehensive loss (“AOCI”), the gains (losses) reclassified from AOCI to earnings and additional gains (losses) recognized directly in earnings:

	Effects of Financial Instruments
	Three Months Ended March 31,
	Balance Sheet		Income Statement
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified to Income from AOCI		Additional Gain (Loss) Recognized in Income		Income Statement
Millions of dollars	2022	2021	2022	2021	2022	2021	Classification
Derivatives designated as hedges:
Commodities	$26	$6	$(11)	$(1)	$—	$—	Cost of sales
Foreign currency	44	148	(25)	(92)	(4)	12	Interest expense
Interest rates	112	223	1	1	4	2	Interest expense
Derivatives not designated as hedges:
Commodities	—	—	—	—	36	3	Sales and other operating revenues
Commodities	—	—	—	—	3	11	Cost of sales
Foreign currency	—	—	—	—	(19)	(14)	Other income, net
Total	$182	$377	$(35)	$(92)	$20	$14

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

As of March 31, 2022, on a pre-tax basis, $6 million is scheduled to be reclassified from Accumulated other comprehensive loss as an increase to interest expense over the next twelve months.
Other Financial Instruments:
Cash and Cash Equivalents—At March 31, 2022 and December 31, 2021, we had marketable securities classified as Cash and cash equivalents of $1,089 million and $438 million, respectively.
8.    Income Taxes
For interim tax reporting, we estimate an annual effective tax rate which is applied to the year-to-date ordinary income. Tax effects of significant unusual or infrequently occurring items are excluded from the estimated annual effective tax rate calculation and recognized in the interim period in which they occur. Our effective income tax rate fluctuates based on, among other factors, changes in pretax income in countries with varying statutory tax rates, changes in valuation allowances, changes in foreign exchange gains or losses, the amount of exempt income, changes in unrecognized tax benefits associated with uncertain tax positions and changes in tax laws.
Our exempt income primarily includes interest income, export incentives, and equity earnings of joint ventures. Interest income earned by certain of our European subsidiaries through intercompany financings is taxed at rates substantially lower than the U.S. statutory rate. Export incentives relate to tax benefits derived from elections and structures available for U.S. exports. Equity earnings attributable to the earnings of our joint ventures, when paid through dividends to certain European subsidiaries, are exempt from all or portions of normal statutory income tax rates. We currently anticipate the favorable treatment for interest income, dividends, and export incentives to continue in the near term; however, this treatment is based on current law and tax rulings, which could change if the tax reform proposals in the U.S. and the Pillar Two proposals by the Organization for Economic Cooperation and Development (“OECD”) are enacted.
Our effective income tax rates for the first quarter of 2022 was 19.3% compared to 6.1% for the first quarter of 2021. In the first quarter of 2021, we benefited from return to accrual adjustments primarily associated with a step-up of certain Italian assets to fair market value and benefits resulting from the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) of 10.5% and 2.6% respectively; such benefits did not impact our effective tax rate in the first quarter of 2022.

9.    Commitments and Contingencies
Commitments—We have various purchase commitments for materials, supplies and services incidental to the ordinary conduct of business, generally for quantities required for our businesses and at prevailing market prices. These commitments are designed to assure sources of supply and are not expected to be in excess of normal requirements. As of March 31, 2022, we had capital expenditure commitments, which we incurred in our normal course of business, including commitments of approximately $366 million related to building our new PO/TBA plant in Houston, Texas.
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

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Environmental Remediation—Our accrued liability for future environmental remediation costs at current and former plant sites and other remediation sites totaled $135 million and $138 million as of March 31, 2022 and December 31, 2021, respectively. At March 31, 2022, the accrued liabilities for individual sites range from less than $1 million to $27 million. The remediation expenditures are expected to occur over a number of years and are not concentrated in any single year. In our opinion, it is reasonably possible that losses in excess of the liabilities recorded may have been incurred. However, we cannot estimate any amount or range of such possible additional losses. New information about sites, new technology or future developments, such as involvement in investigations by regulatory agencies, could require us to reassess our potential exposure related to environmental matters.

Indemnification—We are parties to various indemnification arrangements, including arrangements entered into in connection with acquisitions, divestitures and the formation and dissolution of joint ventures. Pursuant to these arrangements, we provide indemnification to and/or receive indemnification from other parties in connection with liabilities that may arise in connection with the transactions and in connection with activities prior to completion of the transactions. These indemnification arrangements typically include provisions pertaining to third-party claims relating to environmental and tax matters and various types of litigation. As of March 31, 2022, we had not accrued any significant amounts for our indemnification obligations, and we are not aware of other circumstances that would likely lead to significant future indemnification obligations. We cannot determine with certainty the potential amount of future payments under the indemnification arrangements until events arise that would trigger a liability under the arrangements.
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
10.    Shareholders’ Equity and Redeemable Non-controlling Interests
Shareholders’ Equity
Dividend Distributions—The following table summarized the dividends paid in the period presented:

Millions of dollars, except per share amounts	Dividend Per Ordinary Share	Aggregate Dividends Paid	Date of Record
March 2022	$1.13	$371	March 7, 2022

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
The following table summarizes our share repurchase activity for the period presented:

Millions of dollars, except shares and per share amounts	Shares Repurchased	Average Purchase Price	Total Purchase Price, Including Commissions and Fees
For three months ended March 31, 2022:
2021 Share Repurchase Authorization	2,073,378	$97.70	$202
Total cash paid for share repurchases for the three months ended March 31, 2022 was $217 million. Cash payments made during the reporting period may differ from the total purchase price, including commissions and fees, due to the timing of payments. There were no share repurchases during the three months ended March 31, 2021.
Ordinary Shares—The changes in the outstanding amounts of ordinary shares are as follows:

	Three Months Ended March 31,
	2022	2021
Ordinary shares outstanding:
Beginning balance	329,536,389	334,015,220
Share-based compensation	123,550	247,964
Employee stock purchase plan	57,473	49,956
Purchase of ordinary shares	(2,073,378)	—
Ending balance	327,644,034	334,313,140
Treasury Shares—The changes in the amounts of treasury shares held by the Company are as follows:

	Three Months Ended March 31,
	2022	2021
Ordinary shares held as treasury shares:
Beginning balance	10,675,605	6,030,408
Share-based compensation	(123,550)	(247,964)
Employee stock purchase plan	—	(49,956)
Purchase of ordinary shares	2,073,378	—
Ending balance	12,625,433	5,732,488

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Accumulated Other Comprehensive Loss—The components of, and after-tax changes in, Accumulated other comprehensive loss as of and for the three months ended March 31, 2022 and 2021 are presented in the following tables:

Millions of dollars	Financial Derivatives	Defined Benefit Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustments	Total
Balance – December 31, 2021	$(354)	$(528)	$(921)	$(1,803)
Other comprehensive income (loss) before reclassifications	147	—	(14)	133
Tax expense before reclassifications	(32)	—	(11)	(43)
Amounts reclassified from accumulated other comprehensive loss	(35)	8	—	(27)
Tax (expense) benefit	8	(3)	—	5
Net other comprehensive income (loss)	88	5	(25)	68
Balance – March 31, 2022	$(266)	$(523)	$(946)	$(1,735)

Millions of dollars	Financial Derivatives	Unrealized Gains on Available -for-Sale Debt Securities	Defined Benefit Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustments	Total
Balance – December 31, 2020	$(426)	$1	$(752)	$(766)	$(1,943)
Other comprehensive income (loss) before reclassifications	315	—	—	(93)	222
Tax expense before reclassifications	(68)	—	—	(14)	(82)
Amounts reclassified from accumulated other comprehensive loss	(92)	—	15	—	(77)
Tax (expense) benefit	20	—	(4)	—	16
Net other comprehensive income (loss)	175	—	11	(107)	79
Balance – March 31, 2021	$(251)	$1	$(741)	$(873)	$(1,864)

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The amounts reclassified out of each component of Accumulated other comprehensive loss are as follows:

	Three Months Ended March 31,		Affected Line Item on the Consolidated Statements of Income
Millions of dollars	2022	2021
Reclassification adjustments for:
Financial derivatives:
Commodities	$(11)	$(1)	Cost of sales
Foreign currency	(25)	(92)	Interest expense
Interest rates	1	1	Interest expense
Income tax benefit	8	20	Provision for income taxes
Financial derivatives, net of tax	(27)	(72)

Amortization of defined pension items:
Prior service cost	1	1	Other income, net
Actuarial loss	7	14	Other income, net
Income tax expense	(3)	(4)	Provision for income taxes
Defined pension items, net of tax	5	11

Total reclassifications, before tax	(27)	(77)
Income tax benefit	5	16	Provision for income taxes
Total reclassifications, after tax	$(22)	$(61)	Amount included in net income
Redeemable Non-controlling Interests
Our redeemable non-controlling interests relate to shares of cumulative perpetual special stock (“redeemable non-controlling interest stock”) issued by a consolidated subsidiary. As of March 31, 2022 and December 31, 2021, we had 115,374 shares of redeemable non-controlling interest stock outstanding. In February 2022, we paid cash dividends of $15.00 per share to our redeemable non-controlling interest shareholders of record as of January 15, 2022. These dividends totaled $2 million for each of the three months ended March 31, 2022 and 2021.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

11.    Per Share Data
Basic earnings per share is based upon the weighted average number of shares of common stock outstanding during the periods. Diluted earnings per share includes the effect of certain stock option and other equity-based compensation awards. Our unvested restricted stock units contain non-forfeitable rights to dividend equivalents and are considered participating securities. We calculate basic and diluted earnings per share under the two-class method.
Earnings per share data is as follows:

	Three Months Ended March 31,
	2022		2021
Millions of dollars	Continuing Operations	Discontinued Operations	Continuing Operations	Discontinued Operations
Net income (loss)	$1,321	$(1)	$1,072	$(2)
Dividends on redeemable non-controlling interests	(2)	—	(2)	—
Net income attributable to participating securities	(2)	—	(2)	—
Net income (loss) attributable to ordinary shareholders – basic and diluted	$1,317	$(1)	$1,068	$(2)

Millions of shares, except per share amounts
Basic weighted average common stock outstanding	328	328	334	334
Effect of dilutive securities	1	1	—	—
Potential dilutive shares	329	329	334	334

Earnings per share:
Basic	$4.01	$—	$3.20	$(0.01)
Diluted	$4.00	$—	$3.19	$(0.01)

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
Summarized financial information concerning reportable segments is shown in the following tables for the periods presented:

	Three Months Ended March 31, 2022
Millions of dollars	O&P– Americas	O&P– EAI	I&D	APS	Refining	Technology	Other	Total
Sales and other operating revenues:
Customers	$2,325	$3,543	$3,276	$1,407	$2,458	$148	$—	$13,157
Intersegment	1,270	219	63	1	262	33	(1,848)	—
	3,595	3,762	3,339	1,408	2,720	181	(1,848)	13,157
Income (loss) from equity investments	33	1	(5)	—	—	—	—	29
EBITDA	911	188	546	125	148	103	(1)	2,020
Capital expenditures	132	89	163	18	14	29	1	446

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Three Months Ended March 31, 2021
Millions of dollars	O&P– Americas	O&P– EAI	I&D	APS	Refining	Technology	Other	Total
Sales and other operating revenues:
Customers	$2,135	$2,840	$1,704	$1,269	$993	$141	$—	$9,082
Intersegment	724	207	63	1	133	24	(1,152)	—
	2,859	3,047	1,767	1,270	1,126	165	(1,152)	9,082
Income from equity investments	30	95	12	—	—	—	—	137
EBITDA	867	412	182	135	(110)	94	5	1,585
Capital expenditures	65	40	145	20	25	22	23	340

In April 2022 we announced our decision to cease operation of our Houston Refinery no later than December 31, 2023. We determined that exiting the refining business by the end of next year is the best strategic and financial path forward for the company. Our exit of the refining business progresses our decarbonization goals, and the site’s prime location gives us more options for advancing our future strategic objectives, including circularity. In the interim, we will continue serving the fuels market, which is expected to remain strong in the near-term, and consider potential transactions and alternatives for the site.

In connection with the exit plan, we expect to incur certain costs primarily consisting of accelerated amortization of operating lease assets of approximately $300 million to $400 million, asset decommissioning costs of approximately $150 million to $250 million, personnel related costs of approximately $80 million to $120 million, and other charges of approximately $50 million to $100 million. As we intend to proceed with an orderly shut-down, we do not expect to recognize these charges all at once, but over time through 2024. The actual size and timing of costs associated with the closure may differ from our current expectations, and such differences may be material.

A reconciliation of EBITDA to Income from continuing operations before income taxes is shown in the following table for each of the periods presented:

	Three Months Ended March 31,
Millions of dollars	2022	2021
EBITDA:
Total segment EBITDA	$2,021	$1,580
Other EBITDA	(1)	5
Less:
Depreciation and amortization expense	(311)	(335)
Interest expense	(74)	(110)
Add:
Interest income	2	2
Income from continuing operations before income taxes	$1,637	$1,142

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

In November 2020, the U.S. Securities and Exchange Commission (the “SEC”) adopted the final rule under SEC Release No. 33-10890, Management’s Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information, which we applied as of December 31, 2021. Pursuant to this final rule, for interim reporting, we have elected to compare the changes in our results of operations of the most recently completed quarter to the immediately preceding sequential quarter as management believes this is more useful in identifying current business trends and provides a more meaningful comparison.
OVERVIEW

During the first quarter 2022 we reversed fourth quarter trends and achieved price increases for polyethylene and polypropylene while rapidly rising feedstock and energy costs compressed olefins and polyolefins margins in our O&P—Americas segment. European demand for polymers remained solid despite ongoing challenges from the war in Ukraine. Our ethylene cracker in La Porte, Texas, restarted ahead of schedule in March after completing a major planned maintenance turnaround. In our oxyfuels and refining businesses, increasing demand for transportation fuels and higher prices for gasoline and diesel led to improvements in our results. Advanced Polymer Solutions profitability increased due to higher volumes and margins as automotive demand improved from the fourth quarter of 2021.

As a result of the war in Ukraine, in March we announced that, effective immediately, we will not enter into any new business transactions or relationships with Russian state-owned entities and also that we intend to discontinue business relationships with Russian state-owned entities to the extent legally possible. We do not expect these measures will have a direct material impact on our operations or financial position.

We continued to generate substantial cash during the quarter as cash provided by operating activities provided $1,502 million in the first quarter of 2022. During the first quarter of 2022 we repurchased approximately 2.1 million of our outstanding ordinary shares.

Results of operations for the periods discussed are presented in the table below:

	Three Months Ended
	March 31,	December 31,	March 31,
Millions of dollars	2022	2021	2021
Sales and other operating revenues	$13,157	$12,830	$9,082
Cost of sales	11,136	10,934	7,678
Impairments	—	624	—
Selling, general and administrative expenses	328	328	287
Research and development expenses	32	33	29
Operating income	1,661	911	1,088
Interest expense	(74)	(153)	(110)
Interest income	2	1	2
Other income, net	19	35	25
Income from equity investments	29	72	137
Income from continuing operations before income taxes	1,637	866	1,142
Provision for income taxes	316	135	70
Income from continuing operations	1,321	731	1,072
Loss from discontinued operations, net of tax	(1)	(5)	(2)
Net income	1,320	726	1,070
Other comprehensive income (loss), net of tax –
Financial derivatives	88	(60)	175
Defined benefit pension and other postretirement benefit plans	5	168	11
Foreign currency translations	(25)	(28)	(107)
Total other comprehensive income, net of tax	68	80	79
Comprehensive income	$1,388	$806	$1,149

RESULTS OF OPERATIONS
Revenues—Revenue increased by $327 million, or 3%, in the first quarter of 2022 compared to the fourth quarter of 2021. Average sales prices were higher for many of our products as sales prices generally correlate with crude oil prices, which increased relative to the fourth quarter of 2021. These higher prices led to a 7% increase in revenue. This increase was partially offset by a 3% decline in revenue as a result of lower sales volumes driven by outages in our O&P—Americas and Refining segments. Revenue also decreased 1% as a result of unfavorable foreign exchange impacts.
Revenues increased by $4,075 million, or 45%, in the first quarter of 2022 compared to the first quarter of 2021. Average sales prices were higher for many of our products as sales prices generally correlate with crude oil prices, which increased relative to the first quarter of 2021. These higher prices led to a 31% increase in revenue. Higher sales volumes, driven by increased demand, resulted in a revenue increase of 14%.
Cost of Sales—Cost of sales increased by $202 million, or 2%, in the first quarter of 2022 compared to the fourth quarter of 2021 and by $3,458 million, or 45%, in the first quarter of 2022 compared to the first quarter of 2021. The increase primarily related to higher feedstock and energy costs.
Operating Income—Operating income increased by $750 million, or 82%, in the first quarter of 2022 compared to the fourth quarter of 2021. Operating income in our Refining, I&D, APS and O&P—EAI segments increased $644 million, $329 million, $101 million and $81 million, respectively. These increases were partially offset by a decrease in Operating income in our O&P—Americas and Technology segments of $339 million and $70 million, respectively.
Operating income increased by $573 million, or 53%, in the first quarter of 2022 compared to the first quarter of 2021. Operating income in our I&D, Refining, O&P—Americas and Technology segments increased by $380 million, $278 million, $41 million and $11 million, respectively. These increases were partially offset by a decrease in Operating income in our O&P—EAI and APS segments of $121 million and $16 million, respectively.
Results for each of our business segments are discussed further in the Segment Analysis section below.
Income from Equity Investments—Income from our equity investments decreased by $43 million, or 60%, in the first quarter of 2022 compared to the fourth quarter of 2021 and by $108 million, or 79%, in the first quarter of 2022 compared to the first quarter of 2021. The decrease was mainly attributable to margin compression due to decreased demand and lower prices in Asia.
Income Taxes—Our effective income tax rate for the first quarter of 2022 was 19.3% compared to 15.6% for the fourth quarter of 2021. The higher effective tax rate in the first quarter of 2022 was primarily attributable to higher pre-tax earnings and lower exempt income which resulted in a 3% and 2.6% increase in our effective tax rate, respectively. These increases were partially offset by a 2.6% decrease in the effective tax rate driven by changes in unrecognized tax benefits.
Our effective income tax rate for the first quarter of 2022 was 19.3% compared to 6.1% for the first quarter of 2021. In the first quarter of 2021, we benefited from return to accrual adjustments primarily associated with a step-up of certain Italian assets to fair market value and benefits resulting from the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) of 10.5% and 2.6% respectively; such benefits did not impact our effective tax rate in the first quarter of 2022. Our income tax results are discussed further in Note 8 to the Consolidated Financial Statements.

Comprehensive Income—Comprehensive income increased by $582 million in the first quarter of 2022 compared to the fourth quarter of 2021. The increase is primarily due to higher net income and changes in financial derivative instruments primarily driven by periodic changes in benchmark interest rates, partially offset by the impact of defined pension and other post-retirement benefits.
Comprehensive income increased by $239 million in the first quarter of 2022 compared to the first quarter of 2021. The increase is primarily due to higher net income and changes in foreign currency translation adjustments, partially offset by changes in financial derivative instruments primarily driven by periodic changes in benchmark interest rates.
In the first quarter of 2022, the cumulative after-tax effects of our derivatives designated as cash flow hedges were net gains of $88 million. Pre-tax gains of $112 million related to forward-starting interest rate swaps were driven by periodic changes in benchmark interest rates in the first quarter of 2022. The fluctuations of the U.S. dollar against the euro and the periodic changes in benchmark interest rates, in the first quarter of 2022, resulted in pre-tax gains of $9 million, related to our cross-currency swaps. Pre-tax losses of $25 million related to our cross-currency swaps were reclassified from Accumulated other comprehensive loss to Interest expense in the first quarter of 2022. The remaining change pertains to our commodity cash flow hedges.
In the fourth quarter of 2021, the cumulative after-tax effects of our derivatives designated as cash flow hedges were net losses of $60 million. Included in this amount, were pre-tax losses of $42 million related to forward-starting interest rate swaps, driven by the periodic change in benchmark interest rates in the fourth quarter of 2021. The fluctuations of the U.S. dollar against the euro and the periodic changes in benchmark interest rates in the fourth quarter of 2021, resulted in pre-tax gains of $80 million, related to our cross-currency swaps. Pre-tax losses of $88 million related to our cross-currency swaps were reclassified from Accumulated other comprehensive loss to Interest expense in the fourth quarter of 2021.
In the first quarter of 2021, the cumulative after-tax effects of our derivatives designated as cash flow hedges were net gains of $175 million. Included in this amount, were pre-tax gains of $223 million related to forward-starting interest rate swaps, driven by the periodic change in benchmark interest rates in the first quarter of 2021.
We recognized defined benefit pension and other post-retirement benefit plan pre-tax gains of $214 million, related to changes in actuarial assumptions, primarily related to an increase in discount rate and higher actual returns versus expected returns on plan assets in the fourth quarter of 2021.
The predominant functional currency for our operations outside of the U.S. is the euro. Relative to the U.S. dollar, the value of the euro weakened in the first quarter of 2022, the fourth and the first quarter of 2021, resulting in net losses reflected in the Consolidated Statements of Comprehensive Income. The net losses related to unrealized changes in foreign currency translation impacts include pre-tax gains of $35 million, $52 million and $62 million, in the first quarter of 2022, the fourth and the first quarter of 2021, respectively, which represent the effective portion of our net investment hedges.

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
Revenues and the components of EBITDA for the periods presented are reflected in the table below:

	Three Months Ended
	March 31,	December 31,	March 31,
Millions of dollars	2022	2021	2021
Sales and other operating revenues:
O&P—Americas segment	$3,595	$4,012	$2,859
O&P—EAI segment	3,762	3,530	3,047
I&D segment	3,339	2,934	1,767
APS segment	1,408	1,253	1,270
Refining segment	2,720	2,643	1,126
Technology segment	181	257	165
Other, including intersegment eliminations	(1,848)	(1,799)	(1,152)
Total	$13,157	$12,830	$9,082
Operating income (loss):
O&P—Americas segment	$728	$1,067	$687
O&P—EAI segment	138	57	259
I&D segment	468	139	88
APS segment	88	(13)	104
Refining segment	148	(496)	(130)
Technology segment	93	163	82
Other, including intersegment eliminations	(2)	(6)	(2)
Total	$1,661	$911	$1,088
Depreciation and amortization:
O&P—Americas segment	$144	$151	$143
O&P—EAI segment	47	47	53
I&D segment	81	115	80
APS segment	29	34	28
Refining segment	—	21	19
Technology segment	10	9	12
Total	$311	$377	$335
Income (loss) from equity investments:
O&P—Americas segment	$33	$21	$30
O&P—EAI segment	1	50	95
I&D segment	(5)	2	12
APS segment	—	(1)	—
Total	$29	$72	$137

	Three Months Ended
	March 31,	December 31,	March 31,
Millions of dollars	2022	2021	2021
Other income (expense), net:
O&P—Americas segment	$6	$23	$7
O&P—EAI segment	2	1	5
I&D segment	2	(4)	2
APS segment	8	4	3
Refining segment	—	1	1
Technology segment	—	1	—
Other, including intersegment eliminations	1	9	7
Total	$19	$35	$25
EBITDA:
O&P—Americas segment	$911	$1,262	$867
O&P—EAI segment	188	155	412
I&D segment	546	252	182
APS segment	125	24	135
Refining segment	148	(474)	(110)
Technology segment	103	173	94
Other, including intersegment eliminations	(1)	3	5
Total	$2,020	$1,395	$1,585

Olefins and Polyolefin—Americas Segment

Overview—EBITDA in the first quarter of 2022 decreased compared to fourth quarter of 2021 due to higher feedstock cost and increased relative to the first quarter of 2021 driven by higher polyolefins results.

Ethylene Raw Materials—We have flexibility to vary the raw material mix and process conditions in our U.S. olefins plants in order to maximize profitability as market prices fluctuate for both feedstocks and products. Although prices of crude-based liquids and natural gas liquids are generally related to crude oil and natural gas prices, during specific periods the relationships among these materials and benchmarks may vary significantly. In the first quarter of 2022 and the first and fourth quarter of 2021 approximately 60% to 70% of the raw materials used in our North American crackers was ethane.

The following table sets forth selected financial information for the O&P—Americas segment including Income from equity investments, which is a component of EBITDA:

	Three Months Ended
	March 31,	December 31,	March 31,
Millions of dollars	2022	2021	2021
Sales and other operating revenues	$3,595	$4,012	$2,859
Income from equity investments	33	21	30
EBITDA	911	1,262	867

Revenue—Revenues for our O&P—Americas segment declined by $417 million, or 10%, in the first quarter of 2022 compared to the fourth quarter of 2021 and increased by $736 million, or 26%, in the first quarter of 2022 compared to the first quarter of 2021.

First quarter of 2022 versus fourth quarter of 2021—Volume declines resulted in a revenue decrease of 8% due to planned and unplanned outages. Lower average sales prices resulted in a 2% decrease in revenue primarily driven by lower demand.

First quarter of 2022 versus first quarter of 2021—Higher average sales prices resulted in a 23% increase in revenue primarily driven by tight market conditions. Higher sales volume resulted in a revenue increase of 3% as the first quarter of 2021 was impacted by the effects of unusually cold temperatures and associated electrical power outages that led to shutdowns of manufacturing facilities in Texas.

EBITDA—EBITDA decreased by $351 million, or 28%, in the first quarter of 2022 compared to the fourth quarter of 2021 and increased by $44 million, or 5%, in the first quarter of 2022 compared to the first quarter of 2021.

First quarter of 2022 versus fourth quarter of 2021—Lower olefin results led to a 14% decrease in EBITDA primarily due to lower margins driven by higher feedstock costs. Lower polyethylene and polypropylene results led to a 10% and 5% decrease in EBITDA, respectively, primarily due to polyolefin sales price decreases in combination with higher feedstock costs.

First quarter of 2022 versus first quarter of 2021—Higher polyethylene and polypropylene results led to a 18% and 3% increase in EBITDA, respectively, primarily due to sales price increases and lower feedstock costs. Lower olefin results led to a 15% decrease in EBITDA due to margin constraints from rising feedstock and energy costs and lower ethylene sales prices.
Olefins and Polyolefin—Europe, Asia, International Segment

Overview—EBITDA increased in the first quarter of 2022 compared to the fourth quarter of 2021 due to higher product margins and decreased relative to the first quarter of 2021 mainly as a result of lower olefin margins and equity income.

During the first quarter of 2022 and fourth quarter of 2021 we operated our ethylene crackers at 74% and 71% of capacity, respectively, due to planned maintenance compared with an operating rate of 98% in the first quarter of 2021. The first quarter of 2022 was also impacted by feedstock disruptions driven by the war in Ukraine.

Ethylene Raw Materials—In Europe, heavy liquids are the primary raw materials for our ethylene production and represented approximately 70% of the raw materials used in the first quarter of 2022 and the first and fourth quarter of 2021.

The following table sets forth selected financial information for the O&P—EAI segment including Income from equity investments, which is a component of EBITDA:

	Three Months Ended
	March 31,	December 31,	March 31,
Millions of dollars	2022	2021	2021
Sales and other operating revenues	$3,762	$3,530	$3,047
Income from equity investments	1	50	95
EBITDA	188	155	412

Revenue—Revenues increased by $232 million, or 7%, in the first quarter of 2022 compared to the fourth quarter of 2021 and by $715 million, or 23%, in the first quarter of 2022 compared to the first quarter of 2021.
First quarter of 2022 versus fourth quarter of 2021—Higher average sales prices resulted in a 7% increase in revenue as sales prices generally correlate with crude oil prices, which on average, increased compared to the fourth quarter of 2021. Volume improvements resulted in a revenue increase of 3% primarily due to increased demand. Unfavorable foreign exchange impacts resulted in a revenue decrease of 3%.

First quarter of 2022 versus first quarter of 2021—Higher average sales prices resulted in a 27% increase in revenue as sales prices generally correlate with crude oil prices, which on average, increased compared to the first quarter of 2021. Lower volumes resulted in a revenue decrease of 3% primarily due to lower demand. Unfavorable foreign exchange impacts resulted in a revenue decrease of 1%.

EBITDA—EBITDA increased by $33 million, or 21%, in the first quarter of 2022 compared to the fourth quarter of 2021 and decreased by $224 million, or 54%, in the first quarter of 2022 compared to the first quarter of 2021.

First quarter of 2022 versus fourth quarter of 2021—Higher polyethylene and polypropylene results led to a 19% and 5% increase in EBITDA, respectively, largely attributed to higher margins. Higher olefins results led to a 14% increase in EBITDA primarily driven by higher margins as monomer prices increased, partially offset by higher feedstock and energy costs. Lower income from our equity investments led to decreases in EBITDA of 32% mainly attributable to margin compression due to decreased demand and lower prices in Asia. The fourth quarter of 2021 included a $30 million LIFO inventory valuation charge, a similar charge was not incurred during the first quarter of 2022.

First quarter of 2022 versus first quarter of 2021—Lower olefins results led to a 25% decrease in EBITDA primarily driven by lower margins attributable to higher feedstock and energy costs which outpaced increased ethylene and co-product prices. Lower income from our equity investments led to decreases in EBITDA of 23% mainly attributable to margin compression as noted above. Unfavorable foreign exchange impacts resulted in a EBITDA decrease of 4%.

Other—Planned maintenance in 2022 for our O&P—EAI segment is expected to impact EBITDA by approximately $95 million for the full year, $35 million higher than previously estimated due to additional work related to planned maintenance at our cracker in Berre, France in the second quarter of 2022.
Intermediates and Derivatives Segment

Overview—EBITDA increased in the first quarter of 2022 compared to the first and fourth quarter of 2021, primarily driven by higher margins across most businesses due to market supply tightness coupled with strong demand recovery.
The following table sets forth selected financial information for the I&D segment including Income (loss) from equity investments, which is a component of EBITDA:

	Three Months Ended
	March 31,	December 31,	March 31,
Millions of dollars	2022	2021	2021
Sales and other operating revenues	$3,339	$2,934	$1,767
(Loss) income from equity investments	(5)	2	12
EBITDA	546	252	182

Revenue—Revenues increased by $405 million, or 14%, in the first quarter of 2022 compared to the fourth quarter of 2021 and by $1,572 million, or 89%, in the first quarter of 2022 compared to the first quarter of 2021.
First quarter of 2022 versus fourth quarter of 2021—Sales volumes increased resulting in a 9% increase in revenue, largely due to improved operating rates at our acetyls facilities. Higher average sales prices resulted in a 6% increase in revenue as sales prices generally correlate with crude oil prices, which on average, increased compared to the fourth quarter of 2021. Unfavorable foreign exchange impacts resulted in a revenue decrease of 1%.

First quarter of 2022 versus first quarter of 2021—Higher average sales prices resulted in a 55% increase in revenue as sales prices generally correlate with crude oil prices, which on average, increased compared to the same period in 2021. Sales volumes increased resulting in a 35% increase in revenue, mainly due to absence of the impact of unusually cold temperatures and associated electrical power outages that led to shutdowns of our manufacturing facilities in Texas in early 2021. Unfavorable foreign exchange impacts resulted in a revenue decrease of 1%.

EBITDA—EBITDA increased by $294 million, or 117%, in the first quarter of 2022 compared to the fourth quarter of 2021 and by $364 million, or 200%, in the first quarter of 2022 compared to the first quarter of 2021.

First quarter of 2022 versus fourth quarter of 2021—Oxyfuels and related products results led to an EBITDA increase of 50% primarily driven by margin improvement as a result of higher product prices. Propylene oxide and derivatives results led to increases in EBITDA of 20% due to improved margins driven by increased demand for durable goods. Intermediate chemicals results increased EBITDA by 17% equally driven by higher margins and volumes due to tight industry supply and improved operations. The fourth quarter of 2021 included a $93 million LIFO inventory valuation charge; a similar charge was not incurred during the first quarter of 2022.

First quarter of 2022 versus first quarter of 2021—Propylene oxide and derivatives results increased EBITDA by 113% primarily as a result of higher margins due to strong demand recovery coupled with tight market supply resulting from industry outages. Intermediate chemicals results increased EBITDA by 77% due to improved margins driven by higher demand and tight market conditions. Oxyfuels and related products results increased EBITDA by 42% primarily driven by margin improvement as a result of improved demand and higher gasoline prices. Lower income from our equity investments led to decreases in EBITDA of 10% mainly attributable to lower propylene oxide margins in Asia. Unfavorable foreign exchange impacts resulted in a EBITDA decrease of 9%.
Advanced Polymer Solutions Segment

Overview—EBITDA increased in the first quarter of 2022 relative to the fourth quarter of 2021 primarily due to higher demand for our products and the absence of a LIFO adjustment recognized during the fourth quarter of 2021. EBITDA decreased in the first quarter of 2022 relative to the first quarter of 2021 primarily due to lower demand for our products.
The following table sets forth selected financial information for the APS segment including losses from equity investments, which is a component of EBITDA:

	Three Months Ended
	March 31,	December 31,	March 31,
Millions of dollars	2022	2021	2021
Sales and other operating revenues	$1,408	$1,253	$1,270
Loss from equity investments	—	(1)	—
EBITDA	125	24	135

Revenue—Revenues increased by $155 million, or 12%, in the first quarter of 2022 compared to the fourth quarter of 2021 and by $138 million, or 11%, in the first quarter of 2022 compared to the first quarter of 2021.
First quarter of 2022 versus fourth quarter of 2021—Sales volumes improved resulting in a 12% increase in revenue stemming from higher automotive and construction demand. Average sales price increased resulting in a 3% increase in revenue as sales prices generally correlate with crude oil prices, which on average, increased compared to the fourth quarter of 2021. Foreign exchange impacts resulted in a revenue decrease of 3%.

First quarter of 2022 versus first quarter of 2021—Average sales price increased resulting in a 19% increase in revenue as sales prices generally correlate with crude oil prices, which on average, increased compared to the same period in 2021. Sales volumes decreased resulting in a 7% decrease in revenue stemming from lower automotive demand. Foreign exchange impacts resulted in a revenue decrease of 1%.

EBITDA—EBITDA increased by $101 million, or 421%, in the first quarter of 2022 compared to the fourth quarter of 2021 and decreased by $10 million, or 7%, in the first quarter of 2022 compared to the first quarter of 2021.

First quarter of 2022 versus fourth quarter of 2021—Compounding and solutions results led to an EBITDA increase of 146% primarily due to higher volumes driven by higher demand from automotive manufacturers. Increased advanced polymer results led to an EBITDA increase of 42% due to higher volumes driven by increased seasonal demand. The fourth quarter of 2021 included a $55 million LIFO inventory valuation charge; a similar charge was not incurred during the first quarter of 2022.

First quarter of 2022 versus first quarter of 2021—Compounding and solutions results led to an EBITDA decrease of 13% primarily due to lower volumes driven by lower demand due to constrained production in automotive, appliance and other end markets as a result of semiconductor shortages. Our advanced polymers business results increased 8%, driven by higher price spreads. Unfavorable foreign exchange impacts resulted in a EBITDA decrease of 6%.
Refining Segment

Overview—EBITDA increased in the first quarter of 2022 relative to the first and fourth quarter of 2021 due to higher margins and the absence of a non-cash impairment charge recognized during the fourth quarter of 2021.
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

	Three Months Ended
	March 31,	December 31,	March 31,
Millions of dollars	2022	2021	2021
Sales and other operating revenues	$2,720	$2,643	$1,126
EBITDA	148	(474)	(110)

Thousands of barrels per day
Heavy crude oil processing rates	255	266	152

Market margins, dollars per barrel
Brent - 2-1-1	$22.31	$15.54	$10.57
Brent - Maya differential	8.51	8.04	4.75
Total Maya 2-1-1	$30.82	$23.58	$15.32

Revenue—Revenues increased by $77 million, or 3%, in the first quarter of 2022 compared to the fourth quarter of 2021 and by $1,594 million, or 142%, in the first quarter of 2022 compared to the first quarter of 2021.
First quarter of 2022 versus fourth quarter of 2021—Higher product prices led to a revenue increase of 10% due to an average Brent crude oil price increase of approximately $18 per barrel. Sales volumes decreased resulting in a 7% decrease in revenue due to the impact of downtime associated with unplanned outages at one of our coking units.
First quarter of 2022 versus first quarter of 2021—Higher product prices led to a revenue increase of 87% due to an average Brent crude oil price increase of approximately $36 per barrel. Sales volumes increased resulting in a 55% increase in revenue due to improved supply and demand as the first quarter of 2021 was impacted by planned and unplanned outages, including the effects of unusually cold temperatures and associated electrical power outages that led to shutdowns of our manufacturing facilities in Texas.

EBITDA—EBITDA increased by $622 million, or 131%, in the first quarter of 2022 compared to the fourth quarter of 2021 and by $258 million, or 235%, in the first quarter of 2022 compared to the first quarter of 2021.

First quarter of 2022 versus fourth quarter of 2021—During the fourth quarter of 2021, we recognized a non-cash impairment charge of $624 million relating to our Houston refinery’s asset group as well as a $52 million LIFO inventory benefit; no similar items were incurred during the first quarter of 2022. Margin improvements, driven by an increase in the Maya 2-1-1 market margin, resulted in a 13% increase in EBITDA. Volumes declined as a result of unplanned maintenance which resulted in a 3% decrease in EBITDA.

First quarter of 2022 versus first quarter of 2021—Volumes increased as demand improved for refined products which resulted in a 8% increase in EBITDA. The remaining increase in EBITDA was driven by margin improvements due to an increase in the Maya 2-1-1 market margin resulting from higher demand.

Other—In April 2022 we announced our decision to cease operation of our Houston Refinery no later than December 31, 2023. See Note 12 to the Consolidated Financial Statements for additional information.
Technology Segment

Overview—EBITDA decreased in the first quarter of 2022 compared to the fourth quarter of 2021 from lower licensing revenues and increased in the first quarter of 2022 relative to the first of 2021 driven by higher catalyst volumes.

The following table sets forth selected financial information for the Technology segment:

	Three Months Ended
	March 31,	December 31,	March 31,
Millions of dollars	2022	2021	2021
Sales and other operating revenues	$181	$257	$165
EBITDA	103	173	94

Revenue—Revenues decreased by $76 million, or 30%, in the first quarter of 2022 compared to the fourth quarter of 2021 and increased by $16 million, or 10%, in the first quarter of 2022 compared to the first quarter of 2021.

First quarter of 2022 versus fourth quarter of 2021—Licensing revenues decreased by 32% as fewer contracts reached significant milestones during the quarter. Higher catalyst volumes resulted in a 3% increase in revenue driven by continued strong demand. Changes in average catalyst sales price resulted in a revenue increase of 4%. An unfavorable foreign exchange impact decreased revenue by 5%.

First quarter of 2022 versus first quarter of 2021—Higher catalyst volumes resulted in a 13% increase in revenue primarily driven by strong demand. Changes in average catalyst sales price resulted in a 3% decrease in revenue. Higher licensing revenues resulted in a 1% increase in revenue. An unfavorable foreign exchange impact decreased revenue by 1%.

EBITDA—EBITDA decreased by $70 million, or 40%, in the first quarter of 2022 compared to the fourth quarter of 2021 and increased by $9 million, or 10%, in the first quarter of 2022 compared to the first quarter of 2021.

First quarter of 2022 versus fourth quarter of 2021—EBITDA decreases were primarily driven by lower licensing revenue resulting from fewer contracts reaching significant milestones which resulted in a 49% decrease in revenue. This decrease was partially offset by an increase in catalyst margins driven by higher average sales prices which resulted in a 7% increase in EBITDA.

First quarter of 2022 versus first quarter of 2021—EBITDA improvements were driven by higher catalyst volumes which resulted in an EBITDA increase of 19%. Unfavorable foreign exchange impacts resulted in an EBITDA decrease of 7%.

FINANCIAL CONDITION
Operating, investing and financing activities of continuing operations, which are discussed below, are presented in the following table:

	Three Months Ended March 31,
Millions of dollars	2022	2021
Cash provided by (used in):
Operating activities	$1,502	$571
Investing activities	(456)	(59)
Financing activities	(713)	(782)
Operating Activities—Cash provided by operating activities of $1,502 million in the first quarter of 2022 primarily reflected earnings adjusted for non-cash items and cash used by the main components of working capital—Accounts receivable, Inventories and Accounts payable.
In the first quarter of 2022, the main components of working capital used $22 million of cash driven primarily by an increase in Inventories and Accounts receivable, partially offset by an increase in Accounts payable. The increase in Inventories was primarily due to an increase in raw material costs coupled with an increase in inventory in anticipation of turnaround activity in the I&D segment. The increase in Accounts receivable was driven by higher revenues across several of our businesses primarily driven by higher volumes and higher average sales prices. The increase in Accounts payable was primarily driven by increases in our Refining and O&P—Americas segments as a result of increased raw material and energy costs.
Cash provided by operating activities of $571 million in the first quarter of 2021 reflected earnings adjusted for non-cash items and cash used by the main components of working capital.
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
Investing Activities—Capital expenditures in the first quarter of 2022 totaled $446 million compared to $340 million in the first quarter of 2021. Approximately 40% and 55% of our capital expenditures in the first quarter of 2022 and 2021, respectively, was for profit-generating growth projects, primarily our PO/TBA plant, with the remaining expenditures supporting sustaining maintenance. See Note 12 to the Consolidated Financial Statements for additional information regarding capital expenditures by segment.
We invest cash in investment-grade and other high-quality instruments that provide adequate flexibility to redeploy funds as needed to meet our cash flow requirements while maximizing yield.
In the first quarter of 2022 and 2021, we received proceeds of $8 million and $226 million, respectively, from the liquidation of our investment in equity securities. Additionally, in the first quarter of 2021 we received proceeds of $74 million from maturities of certain available-for-sale debt securities.
Financing Activities—In the first quarter of 2022, we made payments of $217 million to repurchase outstanding ordinary shares. We made dividend payments totaling $371 million and $352 million in the first quarter of 2022 and 2021, respectively.
In the first quarter of 2022, we made net repayments of $169 million related to the issuance and repurchase of commercial paper instruments under our commercial paper program.

In the first quarter of 2022 and 2021, we received a return of collateral of $51 million and $66 million, respectively, related to the positions held with our counterparties for certain forward-starting interest rate swaps.
In the first quarter of 2021, we repaid $500 million outstanding under our $4,000 million senior unsecured delayed draw term loan credit facility due March 2022.
Liquidity and Capital Resources
Overview
We plan to fund our working capital, capital expenditures, debt service, dividends and other cash requirements with our current available liquidity and cash from operations, which could be affected by general economic, financial, competitive, legislative, regulatory, business and other factors, many of which are beyond our control. Cash and cash equivalents, cash from our short-term investments, cash from operating activities, proceeds from the issuance of debt, or a combination thereof, may be used to fund the purchase of shares under our share repurchase authorization.

We intend to continue to declare and pay quarterly dividends, with the goal of increasing the dividend over time, after giving consideration to our cash balances and expected results from operations. Our focus on funding our dividends while remaining committed to a strong investment grade balance sheet continues to be the foundation of our capital allocation strategy.

Cash and Liquid Investments
As of March 31, 2022, we had Cash and cash equivalents totaling $1,785 million, which includes $1,024 million in jurisdictions outside of the U.S., principally in the United Kingdom. There are currently no legal or economic restrictions that would materially impede our transfers of cash.
Credit Arrangements
At March 31, 2022, we had total debt, including current maturities, of $11,324 million. Additionally, we had $211 million of outstanding letters of credit, bank guarantees and surety bonds issued under uncommitted credit facilities to support trade payables and other obligations.
We had total unused availability under our credit facilities of $4,115 million at March 31, 2022, which included the following:
•$3,215 million under our $3,250 million Senior Revolving Credit Facility, which backs our $2,500 million commercial paper program. Availability under this facility is net of outstanding borrowings, outstanding letters of credit provided under the facility and notes issued under our commercial paper program. At March 31, 2022, we had $35 million of outstanding commercial paper, net of discount, and no borrowings or letters of credit outstanding under this facility; and
•$900 million under our $900 million U.S. Receivables Facility. Availability under this facility is subject to a borrowing base of eligible receivables, which is reduced by outstanding borrowings and letters of credit, if any. At March 31, 2022, we had no borrowings or letters of credit outstanding under this facility.
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

Share Repurchases
In May 2021, our shareholders approved a proposal to authorize us to repurchase up to 34.0 million ordinary shares, through November 28, 2022 (“2021 Share Repurchase Authorization”), which superseded any prior repurchase authorizations. Our share repurchase authorization does not have a stated dollar amount, and purchases may be made through open market purchases, private market transactions or other structured transactions. Repurchased shares could be retired or used for general corporate purposes, including for various employee benefit and compensation plans. The maximum number of shares that may yet be purchased is not necessarily an indication of the number of shares that will ultimately be purchased. In the first quarter of 2022, we purchased approximately 2.1 million shares under our 2021 Share Repurchase Authorization for $202 million.
As of April 27, 2022, we had approximately 26.7 million shares remaining under the current authorization. The timing and amounts of additional shares repurchased, if any, will be determined based on our evaluation of market conditions and other factors, including any additional authorizations approved by our shareholders. For additional information related to our share repurchase authorizations, see Note 10 to the Consolidated Financial Statements.
CURRENT BUSINESS OUTLOOK
We expect typical improvements in summer seasonal demand will extend market strength for our products as the global economy continues to navigate geopolitical uncertainty and volatile costs for energy and feedstocks. Outside of China, we anticipate benefits from continued demand for consumer packaging, improving volumes for automotive polymer compounds, seasonal demand for durable goods used in building and construction markets as well as strong markets for our oxyfuels products. We forecast a favorable outlook for our refining segment as we work toward exiting the business by the end of next year. In the second quarter, margins are likely to improve as the prices for our products catch up with increased feedstock and energy costs. Additionally, we expect reductions in operating rates driven by maintenance downtime in Europe and unsustainable production economics in China to tighten market supply over the coming months. We continue monitoring risks on supply chains and inflation.
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
•we may be unable to shut down the Houston refinery within the expected timeframe or incur additional charges or expenses;
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
Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market and regulatory risks is described in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2021. Our exposure to such risks has not changed materially in the three months ended March 31, 2022.
Item 4.    CONTROLS AND PROCEDURES
As of March 31, 2022, with the participation of our management, our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial and accounting officer) carried out an evaluation, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Act”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022.
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
In September 2013, U.S. Environmental Protection Agency (“EPA”) Region V issued a Notice and Finding of Violation alleging violations at our Morris, Illinois facility related to flaring activity. The Notice generally alleges failures to monitor steam usage and improper flare operations. In the Fall of 2020, EPA referred the matter to the U.S. Department of Justice (“DOJ”) and EPA Headquarters for civil judicial enforcement. In March 2022, EPA and DOJ made a revised penalty demand of $324,000. We are currently engaged in discussions to finalize the terms of a settlement agreement.
Additional information about our environmental proceedings can be found in Part I, Item 3 of our 2021 Annual Report on Form 10-K, which is incorporated into this Item 1 by reference.
Item 1A.    RISK FACTORS
There have been no material changes to the risk factors associated with our business previously disclosed in “Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2021.
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Authorizations	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Authorizations
January 1 - January 31	1,041,397	$96.24	1,041,397	27,799,832
February 1 - February 28	791,081	$99.88	791,081	27,008,751
March 1 - March 31	240,900	$96.83	240,900	26,767,851
Total	2,073,378	$97.70	2,073,378	26,767,851
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

LYONDELLBASELL INDUSTRIES N.V.

Date:	April 29, 2022	/s/ Chukwuemeka A. Oyolu
Chukwuemeka A. Oyolu
Senior Vice President,
Chief Accounting Officer and Investor Relations
(Principal Accounting Officer)