Form 10-Q
period 2022-06-30
LyondellBasell Industries N.V.
filed 2022-07-29
CIK 1489393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 326,206,003 ordinary shares, €0.04 par value, outstanding at July 27, 2022 (excluding 14,131,001 treasury shares).

LYONDELLBASELL INDUSTRIES N.V.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars, except earnings per share	2022	2021	2022	2021
Sales and other operating revenues:
Trade	$14,559	$11,334	$27,399	$20,185
Related parties	279	227	596	458
	14,838	11,561	27,995	20,643
Operating costs and expenses:
Cost of sales	12,267	8,676	23,403	16,354
Impairments	69	—	69	—
Selling, general and administrative expenses	329	327	657	614
Research and development expenses	32	32	64	61
	12,697	9,035	24,193	17,029
Operating income	2,141	2,526	3,802	3,614
Interest expense	(58)	(130)	(132)	(240)
Interest income	4	5	6	7
Other (expense) income, net	(86)	14	(67)	39
Income from continuing operations before equity investments and income taxes	2,001	2,415	3,609	3,420
Income from equity investments	22	148	51	285
Income from continuing operations before income taxes	2,023	2,563	3,660	3,705
Provision for income taxes	378	506	694	576
Income from continuing operations	1,645	2,057	2,966	3,129
(Loss) income from discontinued operations, net of tax	(1)	2	(2)	—
Net income	1,644	2,059	2,964	3,129
Dividends on redeemable non-controlling interests	(1)	(1)	(3)	(3)
Net income attributable to the Company shareholders	$1,643	$2,058	$2,961	$3,126

Earnings per share:
Net income (loss) attributable to the Company shareholders —
Basic
Continuing operations	$5.00	$6.13	$9.01	$9.33
Discontinued operations	—	0.01	(0.01)	—
	$5.00	$6.14	$9.00	$9.33
Diluted
Continuing operations	$4.98	$6.12	$8.99	$9.32
Discontinued operations	—	0.01	(0.01)	—
	$4.98	$6.13	$8.98	$9.32
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2022	2021	2022	2021
Net income	$1,644	$2,059	$2,964	$3,129
Other comprehensive income (loss), net of tax –
Financial derivatives	102	(78)	190	97
Unrealized losses on available-for-sale debt securities	—	(1)	—	(1)
Defined benefit pension and other postretirement benefit plans	78	17	83	28
Foreign currency translations	(161)	77	(186)	(30)
Total other comprehensive income, net of tax	19	15	87	94
Comprehensive income	1,663	2,074	3,051	3,223
Dividends on redeemable non-controlling interests	(1)	(1)	(3)	(3)
Comprehensive income attributable to the Company shareholders	$1,662	$2,073	$3,048	$3,220
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED BALANCE SHEETS

Millions of dollars	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$1,057	$1,472
Restricted cash	9	5
Short-term investments	—	9
Accounts receivable:
Trade, net	5,148	4,565
Related parties	259	243
Inventories	5,097	4,901
Prepaid expenses and other current assets	1,275	1,022
Total current assets	12,845	12,217
Operating lease assets	1,863	1,946
Property, plant and equipment	22,664	22,382
Less: Accumulated depreciation	(7,923)	(7,826)
Property, plant and equipment, net	14,741	14,556
Equity investments	4,544	4,786
Goodwill	1,793	1,875
Intangible assets, net	621	695
Other assets	617	667
Total assets	$37,024	$36,742
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED BALANCE SHEETS

Millions of dollars, except shares and par value data	June 30, 2022	December 31, 2021
LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY
Current liabilities:
Current maturities of long-term debt	$8	$6
Short-term debt	405	362
Accounts payable:
Trade	4,103	3,460
Related parties	703	831
Accrued liabilities	2,434	2,571
Total current liabilities	7,653	7,230
Long-term debt	11,062	11,246
Operating lease liabilities	1,569	1,649
Other liabilities	1,939	2,295
Deferred income taxes	2,441	2,334
Commitments and contingencies
Redeemable non-controlling interests	116	116
Shareholders’ equity:
Ordinary shares, €0.04 par value, 1,275 million shares authorized, 327,244,650 and 329,536,389 shares outstanding, respectively	19	19
Additional paid-in capital	6,077	6,044
Retained earnings	9,050	8,563
Accumulated other comprehensive loss	(1,716)	(1,803)
Treasury stock, at cost, 13,092,354 and 10,675,605 ordinary shares, respectively	(1,200)	(965)
Total Company share of shareholders’ equity	12,230	11,858
Non-controlling interests	14	14
Total equity	12,244	11,872
Total liabilities, redeemable non-controlling interests and equity	$37,024	$36,742
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
Millions of dollars	2022	2021
Cash flows from operating activities:
Net income	2,964	$3,129
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	615	665
Impairments	69	—
Amortization of debt-related costs	8	13
Share-based compensation	37	35
Equity investments—
Equity income	(51)	(285)
Distributions of earnings, net of tax	184	142
Deferred income tax provision	68	34
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(829)	(1,502)
Inventories	(415)	(541)
Accounts payable	750	482
Other, net	(299)	301
Net cash provided by operating activities	3,101	2,473
Cash flows from investing activities:
Expenditures for property, plant and equipment	(978)	(771)
Proceeds from maturities of available-for-sale debt securities	—	291
Proceeds from equity securities	8	264
Acquisition of equity method investment	—	(104)
Other, net	(64)	(42)
Net cash used in investing activities	(1,034)	(362)
Cash flows from financing activities:
Repurchases of Company ordinary shares	(262)	—
Dividends paid - common stock	(2,464)	(730)
Repayments of long-term debt	—	(1,775)
Debt extinguishment costs	—	(23)
Net proceeds from commercial paper	105	—
Collateral received from interest rate derivatives	217	51
Other, net	12	7
Net cash used in financing activities	(2,392)	(2,470)
Effect of exchange rate changes on cash	(86)	(23)
Decrease in cash and cash equivalents and restricted cash	(411)	(382)
Cash and cash equivalents and restricted cash at beginning of period	1,477	1,765
Cash and cash equivalents and restricted cash at end of period	$1,066	$1,383
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Company Share of Shareholders’ Equity	Non- Controlling Interests
Millions of dollars	Issued	Treasury
Balance, March 31, 2022	$19	$(1,156)	$6,056	$9,514	$(1,735)	$12,698	$14
Net income	—	—	—	1,644	—	1,644	—
Other comprehensive income	—	—	—	—	19	19	—
Share-based compensation	—	10	21	(14)	—	17	—
Dividends - common stock ($1.19 per share)	—	—	—	(389)	—	(389)	—
Special dividends - common stock ($5.20 per share)	—	—	—	(1,704)	—	(1,704)	—
Dividends - redeemable non-controlling interests ($15.00 per share)	—	—	—	(1)	—	(1)	—
Repurchases of Company ordinary shares	—	(54)	—	—	—	(54)	—
Balance, June 30, 2022	$19	$(1,200)	$6,077	$9,050	$(1,716)	$12,230	$14

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Company Share of Shareholders’ Equity	Non- Controlling Interests
Millions of dollars	Issued	Treasury
Balance, March 31, 2021	$19	$(506)	$5,993	$5,158	$(1,864)	$8,800	$14
Net income	—	—	—	2,059	—	2,059	—
Other comprehensive income	—	—	—	—	15	15	—
Share-based compensation	—	12	18	(1)	—	29	—
Dividends - common stock ($1.13 per share)	—	—	—	(378)	—	(378)	—
Dividends - redeemable non-controlling interests ($15.00 per share)	—	—	—	(1)	—	(1)	—
Balance, June 30, 2021	$19	$(494)	$6,011	$6,837	$(1,849)	$10,524	$14
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Company Share of Shareholders’ Equity	Non- Controlling Interests
Millions of dollars	Issued	Treasury
Balance, December 31, 2021	$19	$(965)	$6,044	$8,563	$(1,803)	$11,858	$14
Net income	—	—	—	2,964	—	2,964	—
Other comprehensive income	—	—	—	—	87	87	—
Share-based compensation	—	21	33	(10)	—	44	—
Dividends - common stock ($2.32 per share)	—	—	—	(760)	—	(760)	—
Special dividends - common stock ($5.20 per share)	—	—	—	(1,704)	—	(1,704)	—
Dividends - redeemable non-controlling interests ($30.00 per share)	—	—	—	(3)	—	(3)	—
Repurchases of Company ordinary shares	—	(256)	—	—	—	(256)	—
Balance, June 30, 2022	$19	$(1,200)	$6,077	$9,050	$(1,716)	$12,230	$14

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Company Share of Shareholders’ Equity	Non- Controlling Interests
Millions of dollars	Issued	Treasury
Balance, December 31, 2020	$19	$(531)	$5,986	$4,440	$(1,943)	$7,971	$17
Net income	—	—	—	3,129	—	3,129	—
Other comprehensive income	—	—	—	—	94	94	—
Share-based compensation	—	37	25	1	—	63	—
Dividends - common stock ($2.18 per share)	—	—	—	(730)	—	(730)	—
Dividends - redeemable non-controlling interests ($30.00 per share)	—	—	—	(3)	—	(3)	—
Sales of non-controlling interest	—	—	—	—	—	—	(3)
Balance, June 30, 2021	$19	$(494)	$6,011	$6,837	$(1,849)	$10,524	$14
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
2.    Accounting and Reporting Changes
Recently Adopted Guidance
There were no new standards or Accounting Standard Updates (“ASU”) adopted during the six months ended June 30, 2022 that had a material impact on our Consolidated Financial Statements.
Accounting Guidance Issued But Not Adopted as of June 30, 2022
Government Assistance—In November 2021, the Financial Accounting Standards Board (“FASB”) issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. The guidance requires disclosures about assistance received from the government that have been accounted for by analogizing to a grant or contribution accounting model including the nature and form of assistance, the accounting policies used to account for the assistance and its impact on the entity’s financial statements. The guidance is effective for annual periods beginning after December 15, 2021, with early application permitted. The adoption of this guidance will not have a material impact on our Consolidated Financial Statements.
Fair Value Measurement—In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The guidance clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security because it is a characteristic of the entity holding the equity security rather than a characteristic of the security and is not considered in measuring its fair value. The guidance is effective prospectively for the year ending December 31, 2024 including the interim periods, with the impact of adoption reflected in earnings. Early adoption is permitted. We are in the process of the assessing the impact of the new guidance on our Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

3.    Revenues
Contract Balances—Contract liabilities were $196 million and $169 million at June 30, 2022 and December 31, 2021, respectively. Revenue recognized in each reporting period, included in the contract liability balance at the beginning of the period, was immaterial.
Disaggregation of Revenues—The following table presents our revenues disaggregated by key products:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2022	2021	2022	2021
Sales and other operating revenues:
Olefins and co-products	$1,397	$1,185	$2,554	$2,276
Polyethylene	2,724	2,611	5,408	4,764
Polypropylene	1,903	1,996	3,917	3,714
Propylene oxide and derivatives	931	725	1,816	1,227
Oxyfuels and related products	1,553	838	2,807	1,445
Intermediate chemicals	1,201	948	2,311	1,526
Compounding and solutions	1,113	1,077	2,248	2,115
Advanced polymers	310	256	582	487
Refined products	3,503	1,741	5,961	2,734
Other	203	184	391	355
Total	$14,838	$11,561	$27,995	$20,643

The following table presents our revenues disaggregated by geography, based upon the location of the customer:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2022	2021	2022	2021
Sales and other operating revenues:
United States	$7,425	$5,616	$13,499	$9,702
Germany	1,075	934	2,070	1,699
China	686	561	1,342	1,121
Mexico	598	390	1,040	637
Italy	521	472	1,039	850
Japan	461	331	884	561
France	446	366	833	656
Poland	374	271	769	541
The Netherlands	344	346	734	616
Other	2,908	2,274	5,785	4,260
Total	$14,838	$11,561	$27,995	$20,643

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

4.    Accounts Receivable
Our accounts receivable are reflected in the Consolidated Balance Sheets, net of allowance for credit losses of $5 million and $6 million as of June 30, 2022 and December 31, 2021, respectively.

5.    Inventories
Inventories consisted of the following components:

Millions of dollars	June 30, 2022	December 31, 2021
Finished goods	$3,298	$3,329
Work-in-process	219	178
Raw materials and supplies	1,580	1,394
Total inventories	$5,097	$4,901

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

6.    Debt
Long-term loans, notes and other debt, net of unamortized discount and debt issuance cost, consisted of the following:

Millions of dollars	June 30, 2022	December 31, 2021
Senior Notes due 2024, $1,000 million, 5.75% ($2 million of debt issuance cost)	$773	$773
Senior Notes due 2055, $1,000 million, 4.625% ($15 million of discount; $11 million of debt issuance cost)	974	974
Guaranteed Notes due 2027, $300 million, 8.1%	300	300
Issued by LYB International Finance B.V.:
Guaranteed Notes due 2023, $750 million, 4.0% ($1 million of discount)	424	423
Guaranteed Notes due 2043, $750 million, 5.25% ($19 million of discount; $7 million of debt issuance cost)	724	724
Guaranteed Notes due 2044, $1,000 million, 4.875% ($10 million of discount; $9 million of debt issuance cost)	981	981
Issued by LYB International Finance II B.V.:
Guaranteed Notes due 2026, €500 million, 0.875% ($1 million of discount; $3 million of debt issuance cost)	508	562
Guaranteed Notes due 2027, $1,000 million, 3.5% ($3 million of discount; $2 million of debt issuance cost)	603	631
Guaranteed Notes due 2031, €500 million, 1.625% ($5 million of discount; $3 million of debt issuance cost)	509	558
Issued by LYB International Finance III LLC:
Guaranteed Notes due 2025, $500 million, 1.25% ($1 million of discount; $3 million of debt issuance cost)	478	486
Guaranteed Notes due 2030, $500 million, 3.375% ($1 million of debt issuance cost)	127	143
Guaranteed Notes due 2030, $500 million, 2.25% ($3 million of discount; $4 million of debt issuance cost)	475	490
Guaranteed Notes due 2040, $750 million, 3.375% ($2 million of discount; $7 million of debt issuance cost)	741	741
Guaranteed Notes due 2049, $1,000 million, 4.2% ($14 million of discount; $10 million of debt issuance cost)	976	975
Guaranteed Notes due 2050, $1,000 million, 4.2% ($6 million of discount; $10 million of debt issuance cost)	974	981
Guaranteed Notes due 2051, $1,000 million, 3.625% ($3 million of discount; $11 million of debt issuance cost)	933	986
Guaranteed Notes due 2060, $500 million, 3.8% ($4 million of discount; $6 million of debt issuance cost)	488	490
Other	82	34
Total	11,070	11,252
Less current maturities	(8)	(6)
Long-term debt	$11,062	$11,246

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Fair value hedging adjustments associated with the fair value hedge accounting of our fixed-for-floating interest rate swaps for the applicable periods are as follows:

	Gains (Losses)				Cumulative Fair Value Hedging Adjustments Included in Carrying Amount of Debt
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
Millions of dollars	2022	2021	2022	2021	2022	2021
Guaranteed Notes due 2025, 1.25%	$1	$—	$8	$—	$10	$2
Guaranteed Notes due 2026, 0.875%	3	—	7	1	8	1
Guaranteed Notes due 2027, 3.5%	10	3	29	7	(17)	(46)
Guaranteed Notes due 2030, 3.375%	6	(4)	16	(4)	14	(2)
Guaranteed Notes due 2030, 2.25%	6	—	16	—	18	2
Guaranteed Notes due 2031, 1.625%	3	—	3	—	3	—
Guaranteed Notes due 2050, 4.2%	2	—	7	—	10	3
Guaranteed Notes due 2051, 3.625%	24	—	53	—	53	—
Guaranteed Notes due 2060, 3.8%	2	—	2	—	2	—
Total	$57	$(1)	$141	$4	$101	$(40)
Fair value adjustments are recognized in Interest expense in the Consolidated Statements of Income.
Short-term loans, notes and other debt consisted of the following:

Millions of dollars	June 30, 2022	December 31, 2021
U.S. Receivables Facility	$—	$—
Commercial paper	309	204
Precious metal financings	96	155
Other	—	3
Total Short-term debt	$405	$362
Long-Term Debt
Senior Revolving Credit Facility—Our $3,250 million Senior Revolving Credit Facility, which expires in November 2026, may be used for dollar and euro denominated borrowings. The facility has a $200 million sub-limit for dollar and euro denominated letters of credit, a $1,000 million uncommitted accordion feature and supports our commercial paper program. Borrowings under the facility bear interest at either a base rate, LIBOR rate or EURIBOR rate, plus an applicable margin. Additional fees are incurred for the average daily unused commitments. At June 30, 2022, we had no borrowings or letters of credit outstanding and $2,941 million of unused availability under this facility.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Short-Term Debt
U.S. Receivables Facility—Our U.S. Receivables Facility, which expires in June 2024, has a purchase limit of $900 million in addition to a $300 million uncommitted accordion feature. This facility provides liquidity through the sale or contribution of trade receivables by certain of our U.S. subsidiaries to a wholly owned, bankruptcy-remote subsidiary on an ongoing basis and without recourse. We pay variable interest rates on our secured borrowings. Additional fees are incurred for the average daily unused commitments. This facility also provides for the issuance of letters of credit up to $200 million. At June 30, 2022, we had no borrowings or letters of credit outstanding and $900 million unused availability under this facility.
Commercial Paper Program—We have a commercial paper program under which we may issue up to $2,500 million of privately placed, unsecured, short-term promissory notes (“commercial paper”). Interest rates on the commercial paper outstanding at June 30, 2022 are based on the terms of the notes and range from 1.77% to 1.85%. At June 30, 2022, we had $309 million of outstanding commercial paper.
Weighted Average Interest Rate—At June 30, 2022 and December 31, 2021, our weighted average interest rates on outstanding Short-term debt were 1.8% and 0.9%, respectively.
Additional Information
Debt Discount and Issuance Costs—Amortization of debt discounts and debt issuance costs resulted in amortization expense of $8 million and $13 million for the six months ended June 30, 2022 and 2021, respectively, which is included in Interest expense in the Consolidated Statements of Income.
As of June 30, 2022, we are in compliance with our debt covenants.

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
Financial Instruments Measured at Fair Value on a Recurring Basis—The following table summarizes financial instruments outstanding for the periods presented that are measured at fair value on a recurring basis:

	June 30, 2022		December 31, 2021
Millions of dollars	Notional Amount	Fair Value	Notional Amount	Fair Value	Balance Sheet Classification

Assets–
Derivatives designated as hedges:
Commodities	$21	$28	$41	$24	Prepaid expenses and other current assets
Foreign currency	614	109	614	63	Prepaid expenses and other current assets
Foreign currency	3,877	231	1,785	43	Other assets
Interest rates	—	16	—	7	Prepaid expenses and other current assets
Interest rates	—	—	300	1	Other assets
Derivatives not designated as hedges:
Commodities	79	13	221	30	Prepaid expenses and other current assets
Commodities	24	5	—	—	Other assets
Foreign currency	164	1	34	1	Prepaid expenses and other current assets
Non-derivatives:
Equity securities	—	—	9	8	Short-term investments
Total	$4,779	$403	$3,004	$177

Liabilities–
Derivatives designated as hedges:
Commodities	$39	$7	$—	$—	Accrued liabilities
Foreign currency	—	13	—	14	Accrued liabilities
Foreign currency	400	1	1,800	99	Other liabilities
Interest rates	—	9	—	3	Accrued liabilities
Interest rates	2,558	157	1,863	280	Other liabilities
Derivatives not designated as hedges:
Commodities	202	18	24	1	Accrued liabilities
Commodities	24	—	—	—	Other Liabilities
Foreign currency	769	13	188	2	Accrued liabilities
Total	$3,992	$218	$3,875	$399
The financial instruments in the table above are classified as Level 2. We present the gross assets and liabilities of our derivative financial instruments on the Consolidated Balance Sheets.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Financial Instruments Not Measured at Fair Value on a Recurring Basis—The following table presents the carrying value and estimated fair value of our Short-term precious metal financings and Long-term debt:

	June 30, 2022		December 31, 2021
Millions of dollars	Carrying Value	Fair Value	Carrying Value	Fair Value
Precious metal financings	$96	$85	$155	$130
Long-term debt	11,036	9,806	11,218	12,756
Total	$11,132	$9,891	$11,373	$12,886
The financial instruments in the table above are classified as Level 2. Our other financial instruments classified within Current assets and Current liabilities have a short maturity and their carrying value generally approximates fair value.
Derivative Instruments:
Commodity Prices—The following table presents the notional amounts of our outstanding commodity derivative instruments:

	June 30, 2022	December 31, 2021
Millions of dollars	Notional Amount	Notional Amount	Maturity Date
Derivatives designated as hedges:
Cash flow hedges	$60	$41	2022 to 2023
Derivatives not designated as hedges:
Commodity contracts	329	245	2022 to 2023
Interest Rates—The following table presents the notional amounts of our outstanding interest rate derivative instruments:

	June 30, 2022	December 31, 2021
Millions of dollars	Notional Amount	Notional Amount	Maturity Date
Cash flow hedges	$400	$1,000	2024
Fair value hedges	2,158	1,163	2025 to 2031
As of June 30, 2022 and December 31, 2021, Other assets included $21 million and $238 million of collateral related to forward-starting interest swaps.
Foreign Currency Rates—The following table presents the notional amounts of our outstanding foreign currency derivative instruments:

	June 30, 2022	December 31, 2021
Millions of dollars	Notional Amount	Notional Amount	Maturity Date
Net investment hedges	$3,741	$3,048	2022 to 2030
Cash flow hedges	1,150	1,150	2024 to 2027
Not designated	933	222	2022 to 2023

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Impact on Earnings and Other Comprehensive Income—The following tables summarize the pre-tax effect of derivative instruments recorded in Accumulated other comprehensive loss (“AOCI”), the gains (losses) reclassified from AOCI to earnings and additional gains (losses) recognized directly in earnings:

	Effects of Financial Instruments
	Three Months Ended June 30,
	Balance Sheet				Income Statement
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified to Income from AOCI		Additional Gain (Loss) Recognized in Income		Income Statement
Millions of dollars	2022	2021	2022	2021	2022	2021	Classification
Derivatives designated as hedges:
Commodities	$4	$23	$(21)	$(3)	$—	$—	Cost of sales
Foreign currency	277	(9)	(77)	24	19	13	Interest expense
Interest rates	146	(123)	2	2	(50)	3	Interest expense
Derivatives not designated as hedges:
Commodities	—	—	—	—	46	9	Sales and other operating revenues
Commodities	—	—	—	—	8	12	Cost of sales
Foreign currency	—	—	—	—	(20)	(15)	Other (expense) income, net
Total	$427	$(109)	$(96)	$23	$3	$22

	Effects of Financial Instruments
	Six Months Ended June 30,
	Balance Sheet				Income Statement
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified to Income from AOCI		Additional Gain (Loss) Recognized in Income		Income Statement
Millions of dollars	2022	2021	2022	2021	2022	2021	Classification
Derivatives designated as hedges:
Commodities	$30	$29	$(32)	$(4)	$—	$—	Cost of sales
Foreign currency	321	139	(102)	(68)	31	25	Interest expense
Interest rates	258	100	3	3	(127)	5	Interest expense
Derivatives not designated as hedges:
Commodities	—	—	—	—	82	12	Sales and other operating revenues
Commodities	—	—	—	—	11	23	Cost of sales
Foreign currency	—	—	—	—	(39)	(29)	Other (expense) income, net
Total	$609	$268	$(131)	$(69)	$(42)	$36
As of June 30, 2022, on a pre-tax basis, $6 million is scheduled to be reclassified from Accumulated other comprehensive loss as an increase to Interest expense over the next twelve months.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Other Financial Instruments:

Cash and Cash Equivalents—At June 30, 2022 and December 31, 2021, we had marketable securities classified as Cash and cash equivalents of $569 million and $438 million, respectively.

8.    Pension Benefits
Components of net periodic pension costs for our U.S. and non-U.S. plans are as follows:

	U.S. Plans
	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2022	2021	2022	2021
Service cost	$13	$15	$26	$30
Interest cost	11	9	21	17
Expected return on plan assets	(27)	(27)	(57)	(54)
Settlement loss	94	4	94	4
Actuarial loss amortization	5	10	12	21
Net periodic benefit costs	$96	$11	$96	$18

	Non-U.S. Plans
	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2022	2021	2022	2021
Service cost	$9	$11	$19	$22
Interest cost	7	5	14	11
Expected return on plan assets	(5)	(4)	(10)	(8)
Prior service amortization	1	1	1	1
Actuarial loss amortization	2	4	4	8
Net periodic benefit costs	$14	$17	$28	$34
The components of net periodic benefit cost other than the service cost component are included in Other (expense) income, net in the Consolidated Statements of Income.
In May 2022, a LyondellBasell sponsored pension plan purchased a group annuity contract from an insurance company to transfer $361 million of our outstanding pension benefit obligations related to certain U.S. retirees and beneficiaries. The purchase of the group annuity contract was funded with pension plan assets. The insurance company is now required to pay and administer the retirement benefits owed to approximately 9,000 U.S. retirees and beneficiaries with no change to their monthly retirement benefit payment amounts. In connection with this transaction and regular lump sum distributions, in the second quarter of 2022, we recognized a non-cash pension settlement loss of $94 million, reflected in Other (expense) income, net, primarily related to the accelerated recognition of actuarial losses included in Accumulated other comprehensive loss.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

9.    Income Taxes
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
Our effective income tax rate for the second quarter of 2022 was 18.7% compared with 19.7% for the second quarter of 2021. The lower effective tax rate for the second quarter of 2022 is primarily attributable to changes in pre-tax income in countries with varying statutory tax rates and changes in foreign exchange gains or losses which resulted in a 1.8% and 1.0% decrease in our effective tax rate, respectively. These decreases were partially offset by a 1.8% increase in the effective tax rate driven by benefits recognized in the second quarter of 2021 resulting from the Coronavirus Aid, Relief, and Economic Security Act, also known as “CARES Act”; such benefits did not impact our effective tax rate in the second quarter of 2022.
Our effective income tax rate for the first six months of 2022 was 19.0% compared with 15.5% for the first six months of 2021. In the first six months of 2021, we benefited from return to accrual adjustments primarily associated with a step-up of certain Italian assets to fair market value and benefits resulting from the CARES Act of 3.2% and 2.0%, respectively; such benefits did not impact our effective tax rate in the first six months of 2022. These increases were partially offset by a 1.1% decrease in our effective income tax rate due to changes in pre-tax income in countries with varying statutory tax rates.
10.    Commitments and Contingencies
Commitments—We have various purchase commitments for materials, supplies and services incidental to the ordinary conduct of business, generally for quantities required for our businesses and at prevailing market prices. These commitments are designed to assure sources of supply and are not expected to be in excess of normal requirements. As of June 30, 2022, we had capital expenditure commitments, which we incurred in our normal course of business, including commitments of approximately $147 million related to building our new PO/TBA plant in Houston, Texas.
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

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Environmental Remediation—Our accrued liability for future environmental remediation costs at current and former plant sites and other remediation sites totaled $129 million and $138 million as of June 30, 2022 and December 31, 2021, respectively. At June 30, 2022, the accrued liabilities for individual sites range from less than $1 million to $26 million. The remediation expenditures are expected to occur over a number of years and are not concentrated in any single year. In our opinion, it is reasonably possible that losses in excess of the liabilities recorded may have been incurred. However, we cannot estimate any amount or range of such possible additional losses. New information about sites, new technology or future developments, such as involvement in investigations by regulatory agencies, could require us to reassess our potential exposure related to environmental matters.

Indemnification—We are parties to various indemnification arrangements, including arrangements entered into in connection with acquisitions, divestitures and the formation and dissolution of joint ventures. Pursuant to these arrangements, we provide indemnification to and/or receive indemnification from other parties in connection with liabilities that may arise in connection with the transactions and in connection with activities prior to completion of the transactions. These indemnification arrangements typically include provisions pertaining to third-party claims relating to environmental and tax matters and various types of litigation. As of June 30, 2022, we had not accrued any significant amounts for our indemnification obligations, and we are not aware of other circumstances that would likely lead to significant future indemnification obligations. We cannot determine with certainty the potential amount of future payments under the indemnification arrangements until events arise that would trigger a liability under the arrangements.
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
Based on consideration of all relevant facts and circumstances, we do not believe the ultimate outcome of any currently pending lawsuit against us will have a material adverse effect upon our operations, financial condition or Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

11.    Shareholders’ Equity and Redeemable Non-controlling Interests
Shareholders’ Equity
Dividend Distributions—In May 2022, our board of directors declared a special dividend of $5.20 per share. The following table summarizes the dividends paid in the period presented:

Millions of dollars, except per share amounts	Dividend Per Ordinary Share	Aggregate Dividends Paid	Date of Record
March 2022 - Quarterly dividend	$1.13	$371	March 7, 2022
June 2022 - Quarterly dividend	1.19	389	June 6, 2022
June 2022 - Special dividend	5.20	1,704	June 6, 2022
	$7.52	$2,464
Share Repurchase Authorization—In May 2022, our shareholders approved a proposal to authorize us to repurchase up to 34.0 million ordinary shares, through November 27, 2023 (“2022 Share Repurchase Authorization”), which superseded any prior repurchase authorizations. The timing and amount of these repurchases, which are determined based on our evaluation of market conditions and other factors, may be executed from time to time through open market or privately negotiated transactions. The repurchased shares, which are recorded at cost, are classified as Treasury stock and may be retired or used for general corporate purposes, including for various employee benefit and compensation plans.
The following table summarizes our share repurchase activity for the period presented:

Millions of dollars, except shares and per share amounts	Shares Repurchased	Average Purchase Price	Total Purchase Price, Including Commissions and Fees
For six months ended June 30, 2022:
2021 Share Repurchase Authorization	2,111,538	$97.72	$206
2022 Share Repurchase Authorization	560,396	89.24	50
	2,671,934	$95.94	$256
Total cash paid for share repurchases for the six months ended June 30, 2022 was $262 million. Cash payments made during the reporting period may differ from the total purchase price, including commissions and fees, due to the timing of payments. There were no share repurchases during the six months ended June 30, 2021.
Ordinary Shares—The changes in the outstanding amounts of ordinary shares are as follows:

	Six Months Ended June 30,
	2022	2021
Ordinary shares outstanding:
Beginning balance	329,536,389	334,015,220
Share-based compensation	255,185	390,264
Employee stock purchase plan	125,010	98,034
Purchase of ordinary shares	(2,671,934)	—
Ending balance	327,244,650	334,503,518

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Treasury Shares—The changes in the amounts of treasury shares held by the Company are as follows:

	Six Months Ended June 30,
	2022	2021
Ordinary shares held as treasury shares:
Beginning balance	10,675,605	6,030,408
Share-based compensation	(255,185)	(390,264)
Employee stock purchase plan	—	(50,006)
Purchase of ordinary shares	2,671,934	—
Ending balance	13,092,354	5,590,138
Accumulated Other Comprehensive Loss—The components of, and after-tax changes in, Accumulated other comprehensive loss as of and for the six months ended June 30, 2022 and 2021 are presented in the following tables:

Millions of dollars	Financial Derivatives	Defined Benefit Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustments	Total
Balance – December 31, 2021	$(354)	$(528)	$(921)	$(1,803)
Other comprehensive income (loss) before reclassifications	372	—	(123)	249
Tax expense before reclassifications	(84)	—	(63)	(147)
Amounts reclassified from accumulated other comprehensive loss	(131)	109	—	(22)
Tax (expense) benefit	33	(26)	—	7
Net other comprehensive income (loss)	190	83	(186)	87
Balance – June 30, 2022	$(164)	$(445)	$(1,107)	$(1,716)

Millions of dollars	Financial Derivatives	Unrealized Gains (Losses) on Available -for-Sale Debt Securities	Defined Benefit Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustments	Total
Balance – December 31, 2020	$(426)	$1	$(752)	$(766)	$(1,943)
Other comprehensive income (loss) before reclassifications	193	(1)	—	(12)	180
Tax expense before reclassifications	(42)	—	—	(18)	(60)
Amounts reclassified from accumulated other comprehensive loss	(69)	—	32	—	(37)
Tax (expense) benefit	15	—	(4)	—	11
Net other comprehensive income (loss)	97	(1)	28	(30)	94
Balance – June 30, 2021	$(329)	$—	$(724)	$(796)	$(1,849)

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The amounts reclassified out of each component of Accumulated other comprehensive loss are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item on the Consolidated Statements of Income
Millions of dollars	2022	2021	2022	2021
Reclassification adjustments for:
Financial derivatives:
Commodities	$(21)	$(3)	$(32)	$(4)	Cost of sales
Foreign currency	(77)	24	(102)	(68)	Interest expense
Interest rates	2	2	3	3	Interest expense
Income tax (expense) benefit	25	(5)	33	15	Provision for income taxes
Financial derivatives, net of tax	(71)	18	(98)	(54)

Amortization of defined pension items:
Settlement loss	94	4	94	4	Other (expense) income, net
Actuarial loss	6	12	13	26	Other (expense) income, net
Prior service cost	1	1	2	2	Other (expense) income, net
Income tax expense	(23)	—	(26)	(4)	Provision for income taxes
Defined pension items, net of tax	78	17	83	28

Total reclassifications, before tax	5	40	(22)	(37)
Income tax (expense) benefit	2	(5)	7	11	Provision for income taxes
Total reclassifications, after tax	$7	$35	$(15)	$(26)	Amount included in net income
Redeemable Non-controlling Interests

Our redeemable non-controlling interests relate to shares of cumulative perpetual special stock (“redeemable non-controlling interest stock”) issued by a consolidated subsidiary. As of June 30, 2022 and December 31, 2021, we had 115,374 shares of redeemable non-controlling interest stock outstanding. In February and May 2022, we paid cash dividends of $15.00 per share to our redeemable non-controlling interest shareholders of record as of January 15, 2022 and April 15, 2022. Dividends totaled $3 million for each of the six months ended June 30, 2022 and 2021.

LYONDELLBASELL INDUSTRIES N.V.
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
Earnings per share data is as follows:

	Three Months Ended June 30,
	2022		2021
Millions of dollars	Continuing Operations	Discontinued Operations	Continuing Operations	Discontinued Operations
Net income (loss)	$1,645	$(1)	$2,057	$2
Dividends on redeemable non-controlling interests	(1)	—	(1)	—
Net income attributable to participating securities	(7)	—	(6)	—
Net income (loss) attributable to ordinary shareholders – basic and diluted	$1,637	$(1)	$2,050	$2

Millions of shares, except per share amounts
Basic weighted average common stock outstanding	328	328	334	334
Effect of dilutive securities	1	1	1	1
Potential dilutive shares	329	329	335	335

Earnings per share:
Basic	$5.00	$—	$6.13	$0.01
Diluted	$4.98	$—	$6.12	$0.01

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Six Months Ended June 30,
	2022		2021
Millions of dollars	Continuing Operations	Discontinued Operations	Continuing Operations	Discontinued Operations
Net income (loss)	$2,966	$(2)	$3,129	$—
Dividends on redeemable non-controlling interests	(3)	—	(3)	—
Net income attributable to participating securities	(9)	—	(8)	—
Net income (loss) attributable to ordinary shareholders – basic and diluted	$2,954	$(2)	$3,118	$—

Millions of shares, except per share amounts
Basic weighted average common stock outstanding	328	328	334	334
Effect of dilutive securities	1	1	1	1
Potential dilutive shares	329	329	335	335

Earnings per share:
Basic	$9.01	$(0.01)	$9.33	$—
Diluted	$8.99	$(0.01)	$9.32	$—

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

13.    Segment and Related Information
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
Summarized financial information concerning reportable segments is shown in the following tables for the periods presented:

	Three Months Ended June 30, 2022
Millions of dollars	O&P– Americas	O&P– EAI	I&D	APS	Refining	Technology	Other	Total
Sales and other operating revenues:
Customers	$2,559	$3,476	$3,714	$1,423	$3,503	$163	$—	$14,838
Intersegment	1,510	238	52	2	285	31	(2,118)	—
	4,069	3,714	3,766	1,425	3,788	194	(2,118)	14,838
Income (loss) from equity investments	29	(1)	(6)	—	—	—	—	22
EBITDA	905	159	675	118	418	112	(6)	2,381
Capital expenditures	104	109	265	12	12	27	3	532

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Three Months Ended June 30, 2021
Millions of dollars	O&P– Americas	O&P– EAI	I&D	APS	Refining	Technology	Other	Total
Sales and other operating revenues:
Customers	$2,564	$3,240	$2,531	$1,333	$1,741	$152	$—	$11,561
Intersegment	1,159	215	54	3	204	31	(1,666)	—
	3,723	3,455	2,585	1,336	1,945	183	(1,666)	11,561
Income from equity investments	35	102	11	—	—	—	—	148
EBITDA	1,576	708	596	129	(81)	92	(2)	3,018
Capital expenditures	82	47	245	15	20	20	2	431

	Six Months Ended June 30, 2022
Millions of dollars	O&P– Americas	O&P– EAI	I&D	APS	Refining	Technology	Other	Total
Sales and other operating revenues:
Customers	$4,884	$7,019	$6,990	$2,830	$5,961	$311	$—	$27,995
Intersegment	2,780	457	115	3	547	64	(3,966)	—
	7,664	7,476	7,105	2,833	6,508	375	(3,966)	27,995
Income (loss) from equity investments	62	—	(11)	—	—	—	—	51
EBITDA	1,816	347	1,221	243	566	215	(7)	4,401
Capital expenditures	236	198	428	30	26	56	4	978

	Six Months Ended June 30, 2021
Millions of dollars	O&P– Americas	O&P– EAI	I&D	APS	Refining	Technology	Other	Total
Sales and other operating revenues:
Customers	$4,699	$6,080	$4,235	$2,602	$2,734	$293	$—	$20,643
Intersegment	1,883	422	117	4	337	55	(2,818)	—
	6,582	6,502	4,352	2,606	3,071	348	(2,818)	20,643
Income from equity investments	65	197	23	—	—	—	—	285
EBITDA	2,443	1,120	778	264	(191)	186	3	4,603
Capital expenditures	147	87	390	35	45	42	25	771
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

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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
As of June 30, 2022, we had $428 million and $469 million of renewable identification numbers reflected in Prepaid expenses and other current assets and Accrued liabilities, respectively, for our Refinery segment.
In the second quarter of 2022 we sold our ownership interest in our polypropylene manufacturing facility located in Geelong, Australia, LyondellBasell Australia (Holdings) Pty Ltd, for consideration of $38 million. In connection with this sale, we assessed the net assets of the disposal group for impairment and determined that the carrying value exceeded the fair value less costs to sell. As a result, we recognized a non-cash impairment charge in the second quarter of 2022 of $69 million in the operating results of our O&P—EAI segment. The fair value measurement for the disposal group is based on expected consideration and classified as Level 3 within the fair value hierarchy. The charge is reflected as Impairments in our Consolidated Statements of Income.
A reconciliation of EBITDA to Income from continuing operations before income taxes is shown in the following table for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2022	2021	2022	2021
EBITDA:
Total segment EBITDA	$2,387	$3,020	$4,408	$4,600
Other EBITDA	(6)	(2)	(7)	3
Less:
Depreciation and amortization expense	(304)	(330)	(615)	(665)
Interest expense	(58)	(130)	(132)	(240)
Add:
Interest income	4	5	6	7
Income from continuing operations before income taxes	$2,023	$2,563	$3,660	$3,705

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
OVERVIEW

During the second quarter 2022 our global portfolio of businesses delivered higher sequential earnings. Our Intermediates & Derivatives segment delivered strong results. We ran our Houston refinery at a rate of nearly 95 percent to support increased demand for gasoline, diesel and jet fuel. Olefins and polyolefins markets reflected distinct regional dynamics. While North America demand for our products used in consumer packaging end markets remained strong, volumes in Europe decreased. In China, markets remained weak due to zero-COVID measures and logistical challenges.

During the first six months of 2022 our results declined compared to the first six months of 2021, primarily due to lower results in our O&P—Americas segment driven by lower olefin margins, and in our O&P—EAI segment from lower polyolefins volumes, compressed margins and a decline in equity earnings. These declines were partially offset by higher margins in our Refining and Intermediates & Derivatives segments.

During the second quarter and first six months of 2022 we generated $1,599 million and $3,101 million in cash from operating activities, respectively. During the first six months of 2022 we returned $2,464 million to shareholders through the combination of a special dividend and an increased quarterly dividend and repurchased $262 million worth of our shares.

Results of operations for the periods discussed are presented in the table below:

	Three Months Ended		Six Months Ended
	June 30,	March 31,	June 30,	June 30,
Millions of dollars	2022	2022	2022	2021
Sales and other operating revenues	$14,838	$13,157	$27,995	$20,643
Cost of sales	12,267	11,136	23,403	16,354
Impairments	69	—	69	—
Selling, general and administrative expenses	329	328	657	614
Research and development expenses	32	32	64	61
Operating income	2,141	1,661	3,802	3,614
Interest expense	(58)	(74)	(132)	(240)
Interest income	4	2	6	7
Other (expense) income, net	(86)	19	(67)	39
Income from equity investments	22	29	51	285
Income from continuing operations before income taxes	2,023	1,637	3,660	3,705
Provision for income taxes	378	316	694	576
Income from continuing operations	1,645	1,321	2,966	3,129
Loss from discontinued operations, net of tax	(1)	(1)	(2)	—
Net income	$1,644	$1,320	$2,964	$3,129
Other comprehensive income (loss), net of tax –
Financial derivatives	102	88	190	97
Unrealized losses on available-for-sale debt securities	—	—	—	(1)
Defined benefit pension and other postretirement benefit plans	78	5	83	28
Foreign currency translations	(161)	(25)	(186)	(30)
Total other comprehensive income, net of tax	19	68	87	94
Comprehensive income	$1,663	$1,388	$3,051	$3,223

RESULTS OF OPERATIONS
Revenues—Revenues increased by $1,681 million, or 13%, in the second quarter of 2022 compared to the first quarter of 2022 and by $7,352 million or 36% in the first six months of 2022 compared to the first six months of 2021. Average sales prices in the second quarter and first six months of 2022 were higher for many of our products as sales prices generally correlate with crude oil prices, which increased relative to the first quarter of 2022 and the first six months of 2021. These higher prices led to a 15% and 31% increase in revenue for the second quarter and first six months of 2022, respectively. Higher volumes driven by increased demand resulted in an 8% increase in Revenues in the first six months of 2022 compared to the first six months of 2021. Unfavorable foreign exchange impacts resulted in a 2% and 3% decrease in revenues for the second quarter and first six months of 2022, respectively.
Cost of Sales—Cost of sales increased by $1,131 million, or 10%, in the second quarter of 2022 compared to the first quarter of 2022 and by $7,049 million, or 43%, in the first six months of 2022 compared to the first six months of 2021. These increases were primarily related to higher feedstock and energy costs.
Operating Income—Operating income increased by $480 million, or 29%, in the second quarter of 2022 compared to the first quarter of 2022. Operating income in our Refining, I&D, O&P—Americas, Technology and APS segments increased $274 million, $167 million, $40 million, $13 million and $12 million, respectively. These increases were partially offset by a decrease in Operating income in our O&P— EAI segment of $17 million.
Operating income increased by $188 million, or 5%, in the first six months of 2022 compared to the first six months of 2021. Operating income in our Refining, I&D and Technology segments increased by $795 million, $522 million, and $35 million, respectively. These increases were partially offset by decreases in Operating income in our O&P—Americas, O&P—EAI and APS segments of $586 million, $551 million and $17 million, respectively.
Results for each of our business segments are discussed further in the Segment Analysis section below.
Income from Equity Investments—Income from our equity investments decreased by $7 million, or 24%, in the second quarter of 2022 compared to the first quarter of 2022 and by $234 million, or 82%, in the first six months of 2022 compared to the first six months of 2021. The decrease in the first six months of 2022 compared to the first six months of 2021 was mainly attributable to margin compression as our integrated cracker joint venture in China remained challenged by weak markets due to zero-COVID measures and logistical challenges.
Income Taxes—Our effective income tax rate for the second quarter of 2022 was 18.7% compared with 19.3% for the first quarter of 2022. The lower effective income tax rate for the second quarter of 2022 is primarily attributable to changes in unrecognized tax benefits associated with uncertain tax positions which resulted in a 0.6% decrease in our effective tax rate.
Our effective income tax rates for the first six months of 2022 was 19.0% compared to 15.5% for the first six months of 2021. In the first six months of 2021, we benefited from return to accrual adjustments primarily associated with a step-up of certain Italian assets to fair market value and benefits resulting from the CARES Act of 3.2% and 2.0%, respectively; such benefits did not impact our effective tax rate in the first six months of 2022. These increases were partially offset by a 1.1% decrease in our effective income tax rate due to changes in pre-tax income in countries with varying statutory tax rates.
Our income tax results are discussed further in Note 9 to the Consolidated Financial Statements.

Comprehensive Income—Comprehensive income increased by $275 million in the second quarter of 2022 compared to the first quarter of 2022 and decreased by $172 million in the first six months of 2022 compared to the first six months of 2021, primarily due to changes in net income. The activity from the remaining components in Comprehensive income is discussed below.
Financial derivatives—In the second quarter and first six months of 2022, the cumulative after-tax effects of our derivatives designated as cash flow hedges were net gains of $102 million and $190 million, respectively. Pre-tax gains of $146 million and $258 million, respectively, related to forward-starting interest rate swaps were driven by periodic changes in benchmark interest rates in the second quarter and first six months of 2022. The strengthening of the U.S. dollar against the euro and the periodic changes in benchmark interest rates, in the second quarter and first six months of 2022, resulted in pre-tax gains of $75 million and $84 million, respectively, related to our cross-currency swaps. Pre-tax losses of $77 million and $102 million, related to our cross-currency swaps were reclassified from Accumulated other comprehensive loss to Interest expense in the second quarter and first six months of 2022, respectively. The remaining change pertains to our commodity cash flow hedges.
In the first quarter of 2022 and the first six months of 2021, the cumulative after-tax effects of our derivatives designated as cash flow hedges were net gains of $88 million and $97 million, respectively. Pre-tax gains of $112 million and $100 million, related to forward-starting interest rate swaps were driven by periodic changes in benchmark interest rates in the first quarter of 2022 and the first six months of 2021, respectively. The fluctuations of the U.S. dollar against the euro and the periodic changes in benchmark interest rates, in the first quarter of 2022 and the first six months of 2021, resulted in pre-tax gains of $9 million and $64 million, respectively, related to our cross-currency swaps. Pre-tax losses of $25 million and $68 million, related to our cross-currency swaps were reclassified from Accumulated other comprehensive loss to Interest expense in the first quarter of 2022 and the first six months of 2021, respectively. The remaining change pertains to our commodity cash flow hedges.
Defined benefit pension and other postretirement benefit plans—In the second quarter and first six months of 2022, we recognized defined benefit pension and other postretirement benefit plans pre-tax gains in the amount of $101 million and $109 million, respectively, primarily due to a pre-tax pension settlement of $94 million that was reclassified from Accumulated other comprehensive loss to Other (expense) income, net, in the second quarter of 2022. For additional information, see Note 8 to our Consolidated Financial Statements.
Foreign currency translations—The predominant functional currency for our operations outside of the U.S. is the euro. Relative to the U.S. dollar, the value of the euro weakened in the second quarter and first six months of 2022, resulting in net losses reflected in the Consolidated Statements of Comprehensive Income. The net losses related to unrealized changes in foreign currency translation include pre-tax gains of $202 million and $237 million, in the second quarter and first six months of 2022, respectively, which represent the effective portion of our net investment hedges.
Relative to the U.S. dollar, the value of the euro weakened in the first quarter of 2022 and the first six months of 2021, resulting in net losses reflected in the Consolidated Statements of Comprehensive Income. The net losses related to unrealized changes in foreign currency translation include pre-tax gains of $35 million and $75 million, in the first quarter of 2022 and first six month of 2021, respectively, with represent the effective portion of our net investment hedges.

Segment Analysis
We use earnings from continuing operations before interest, income taxes, and depreciation and amortization (“EBITDA”) as our measure of profitability for segment reporting purposes. This measure of segment operating results is used by our chief operating decision maker to assess the performance of and allocate resources to our operating segments. Intersegment eliminations and items that are not directly related or allocated to business operations, such as foreign exchange gains or losses and components of pension and other postretirement benefits other than service costs are included in “Other”. For additional information related to our operating segments, as well as a reconciliation of EBITDA to its nearest GAAP measure, Income from continuing operations before income taxes, see Note 13 to our Consolidated Financial Statements.
Revenues and the components of EBITDA for the periods presented are reflected in the table below:

	Three Months Ended		Six Months Ended
	June 30,	March 31,	June 30,	June 30,
Millions of dollars	2022	2022	2022	2021
Sales and other operating revenues:
O&P—Americas segment	$4,069	$3,595	$7,664	$6,582
O&P—EAI segment	3,714	3,762	7,476	6,502
I&D segment	3,766	3,339	7,105	4,352
APS segment	1,425	1,408	2,833	2,606
Refining segment	3,788	2,720	6,508	3,071
Technology segment	194	181	375	348
Other, including intersegment eliminations	(2,118)	(1,848)	(3,966)	(2,818)
Total	$14,838	$13,157	$27,995	$20,643
Operating income (loss):
O&P—Americas segment	$768	$728	$1,496	$2,082
O&P—EAI segment	121	138	259	810
I&D segment	635	468	1,103	581
APS segment	100	88	188	205
Refining segment	422	148	570	(225)
Technology segment	106	93	199	164
Other, including intersegment eliminations	(11)	(2)	(13)	(3)
Total	$2,141	$1,661	$3,802	$3,614
Depreciation and amortization:
O&P—Americas segment	$144	$144	$288	$285
O&P—EAI segment	42	47	89	103
I&D segment	81	81	162	161
APS segment	25	29	54	55
Refining segment	2	—	2	38
Technology segment	10	10	20	23
Total	$304	$311	$615	$665
Income (loss) from equity investments:
O&P—Americas segment	$29	$33	$62	$65
O&P—EAI segment	(1)	1	—	197
I&D segment	(6)	(5)	(11)	23
Total	$22	$29	$51	$285

	Three Months Ended		Six Months Ended
	June 30,	March 31,	June 30,	June 30,
Millions of dollars	2022	2022	2022	2021
Other (expense) income, net:
O&P—Americas segment	$(36)	$6	$(30)	$11
O&P—EAI segment	(3)	2	(1)	10
I&D segment	(35)	2	(33)	13
APS segment	(7)	8	1	4
Refining segment	(6)	—	(6)	(4)
Technology segment	(4)	—	(4)	(1)
Other, including intersegment eliminations	5	1	6	6
Total	$(86)	$19	$(67)	$39
EBITDA:
O&P—Americas segment	$905	$911	$1,816	$2,443
O&P—EAI segment	159	188	347	1,120
I&D segment	675	546	1,221	778
APS segment	118	125	243	264
Refining segment	418	148	566	(191)
Technology segment	112	103	215	186
Other, including intersegment eliminations	(6)	(1)	(7)	3
Total	$2,381	$2,020	$4,401	$4,603

Olefins and Polyolefin—Americas Segment

Overview—EBITDA in the second quarter of 2022 remained relatively unchanged compared to first quarter of 2022 as decreases in olefins margins were offset by increases in polyethylene margins. EBITDA decreased in the first six months of 2022 relative to the first six months of 2021 primarily driven by lower olefins margins.

Ethylene Raw Materials—We have flexibility to vary the raw material mix and process conditions in our U.S. olefins plants in order to maximize profitability as market prices fluctuate for both feedstocks and products. Although prices of crude-based liquids and natural gas liquids are generally related to crude oil and natural gas prices, during specific periods the relationships among these materials and benchmarks may vary significantly. In the second and first quarter of 2022, and the first six months of 2022 and 2021, approximately 65% to 75% of the raw materials used in our North American crackers was ethane.

The following table sets forth selected financial information for the O&P—Americas segment including Income from equity investments, which is a component of EBITDA:

	Three Months Ended		Six Months Ended
	June 30,	March 31,	June 30,	June 30,
Millions of dollars	2022	2022	2022	2021
Sales and other operating revenues	$4,069	$3,595	$7,664	$6,582
Income from equity investments	29	33	62	65
EBITDA	905	911	1,816	2,443

Revenue—Revenues for our O&P—Americas segment increased by $474 million, or 13%, in the second quarter of 2022 compared to the first quarter of 2022 and increased by $1,082 million, or 16%, in the first six months of 2022 compared to the first six months of 2021.

Second quarter of 2022 versus first quarter of 2022—Higher sales volume resulted in a 8% increase in revenue due to the absence of planned and unplanned outages compared to the first quarter of 2022. Higher average sales prices resulted in a 5% increase in revenue primarily driven by an increase in polymer prices from supply constraints across the industry.

First six months of 2022 versus first six months of 2021—Higher average sales prices resulted in a 13% increase in revenue primarily driven by tight market conditions and lower supply. Higher sales volume resulted in a revenue increase of 3% as the first six months of 2021 was impacted by the effects of unusually cold temperatures and associated electrical power outages that led to shutdowns of manufacturing facilities in Texas.

EBITDA—EBITDA decreased by $6 million, or 1%, in the second quarter of 2022 compared to the first quarter of 2022 and decreased by $627 million, or 26%, in the first six months of 2022 compared to the first six months of 2021.

Second quarter of 2022 versus first quarter of 2022— Lower olefin results led to a 10% decrease in EBITDA primarily due to lower margins driven by higher ethane and energy costs coupled with a decline in the average sales price of ethylene. Higher polyethylene results led to a 10% increase in EBITDA primarily due to higher margins driven by higher average sale price.

First six months of 2022 versus first six months of 2021—Lower olefin results led to a 27% decrease in EBITDA due to lower margins driven by higher feedstock and energy costs coupled with a decline in the average sales price of ethylene.
Olefins and Polyolefin—Europe, Asia, International Segment

Overview—EBITDA decreased in the second quarter of 2022 compared to the first quarter of 2022 due to recognition of non-cash impairment charges and lower polypropylene results partially offset by higher olefins margins. EBITDA decreased in the first six months of 2022 relative to the first six months of 2021 mainly as a result of lower volumes and margins across all businesses, lower income from equity investments and the unfavorable impacts of foreign exchange.

During the first and second quarter of 2022, we had planned and unplanned maintenance resulting in ethylene cracker operating rates of approximately 70% to 75% of capacity compared to 97% of capacity during the six months ended June 30, 2021.

Ethylene Raw Materials—In Europe, naphtha is the primary raw material for our ethylene production and represented approximately 65% to 70% of the raw materials used in the second and first quarter of 2022 and the first six months of 2022 and 2021.

The following table sets forth selected financial information for the O&P—EAI segment including Income from equity investments, which is a component of EBITDA:

	Three Months Ended		Six Months Ended
	June 30,	March 31,	June 30,	June 30,
Millions of dollars	2022	2022	2022	2021
Sales and other operating revenues	$3,714	$3,762	$7,476	$6,502
(Loss) income from equity investments	(1)	1	—	197
EBITDA	159	188	347	1,120

Revenue—Revenues decreased by $48 million, or 1%, in the second quarter of 2022 compared to the first quarter of 2022 and increased by $974 million, or 15%, in the first six months of 2022 compared to the first six months of 2021.
Second quarter of 2022 versus first quarter of 2022—Lower volume resulted in a revenue decrease of 8% primarily due to lower demand. Unfavorable foreign exchange impacts resulted in a revenue decrease of 4%. Higher average sales prices resulted in a 11% increase in revenue as sales prices generally correlate with crude oil prices, which on average, increased compared to the first quarter of 2022.

First six months of 2022 versus first six months of 2021—Higher average sales prices resulted in a 25% increase in revenue as sales prices generally correlate with crude oil prices, which on average, increased compared to the first six months of 2021. Lower volumes resulted in a revenue decrease of 4% primarily due to lower demand. Unfavorable foreign exchange impacts resulted in a revenue decrease of 6%.

EBITDA—EBITDA decreased by $29 million, or 15%, in the second quarter of 2022 compared to the first quarter of 2022 and by $773 million, or 69%, in the first six months of 2022 compared to the first six months of 2021.

In the second quarter of 2022, we recognized a $69 million non-cash impairment charge in conjunction with the sale of our polypropylene manufacturing facility located in Australia, see Note 13 to the Consolidated Financial Statements for additional information. This charge resulted in a 37% and 6% decrease in EBITDA for the second quarter of 2022 compared to the first quarter of 2022 and the first six months of 2022 compared to the first six months of 2021, respectively.

Second quarter of 2022 versus first quarter of 2022— Lower polypropylene results led to a 25% decrease in EBITDA. Approximately 60% of this change was driven by lower volumes due to lower demand with the remainder due to lower margins as a result of lower spreads. Higher olefins results led to a 48% increase in EBITDA primarily driven by higher margins as a result of by higher ethylene and co-product prices.

First six months of 2022 versus first six months of 2021—Lower olefins results led to a 18% decrease in EBITDA. Approximately 55% of the change was driven by lower volumes due to planned and unplanned maintenance with the remainder due to lower margins resulting from higher feedstock and energy costs which outpaced increased ethylene prices. Lower income from our equity investments led to a decrease in EBITDA of 18% mainly attributable to margin compression driven by decreased demand and lower sales prices in Asia. Lower polypropylene and polyethylene results led to a 12% and 8% decrease in EBITDA, respectively, which was equally impacted by lower volumes due to lower demand and decreased margins resulting from higher energy costs. Unfavorable foreign exchange impacts resulted in a 7% decrease in EBITDA.

Intermediates and Derivatives Segment

Overview—EBITDA increased in the second quarter of 2022 compared to the first quarter of 2022 and in the first six months of 2022 compared to the first six months of 2021, primarily driven by higher oxyfuels & related products margin improvements due to higher prices.
The following table sets forth selected financial information for the I&D segment including Income from equity investments, which is a component of EBITDA:

	Three Months Ended		Six Months Ended
	June 30,	March 31,	June 30,	June 30,
Millions of dollars	2022	2022	2022	2021
Sales and other operating revenues	$3,766	$3,339	$7,105	$4,352
(Loss) income from equity investments	(6)	(5)	(11)	23
EBITDA	675	546	1,221	778

Revenue—Revenues increased by $427 million, or 13%, in the second quarter of 2022 compared to the first quarter of 2022 and by $2,753 million, or 63%, in the first six months of 2022 compared to the first six months of 2021.

Second quarter of 2022 versus first quarter of 2022—Higher average sales prices resulted in a 21% increase in revenue as sales prices generally correlate with crude oil prices, which, on average, increased compared to the first quarter of 2022. Sales volumes declined resulting in a 6% decrease in revenue, largely due to prolonged outages at our acetyls facilities. Unfavorable foreign exchange impacts resulted in a revenue decrease of 2%.

First six months of 2022 versus first six months of 2021—Higher average sales prices resulted in a 46% increase in revenue as sales prices generally correlate with crude oil prices, which, on average, increased compared to the same period in 2021. Sales volumes improved resulting in a 20% increase in revenue, mainly due to absence of the impact of unusually cold temperatures and associated electrical power outages that led to shutdowns of our manufacturing facilities in Texas in early 2021. Unfavorable foreign exchange impacts resulted in a revenue decrease of 3%.

EBITDA—EBITDA increased by $129 million, or 24%, in the second quarter of 2022 compared to the first quarter of 2022 and by $443 million, or 57%, in the first six months of 2022 compared to the first six months of 2021.

In the second quarter of 2022, we recognized a non-cash pension settlement loss of $37 million, see Note 8 to the Consolidated Financial Statements for additional information. This loss resulted in a 7% and 5% decrease in EBITDA for the second quarter of 2022 compared to the first quarter of 2022 and the first six months of 2022 compared to the first six months of 2021, respectively.

Second quarter of 2022 versus first quarter of 2022—Oxyfuels and related products results led to an EBITDA increase of 48% primarily driven by margin improvement as a result of higher product prices and lower costs. Propylene oxide and derivatives results led to decreases in EBITDA of 17% due to lower margins driven by lower demand and prices.

First six months of 2022 versus first six months of 2021—Oxyfuels and related products results increased EBITDA by 44% primarily driven by margin improvement as a result of improved demand and prices. Propylene oxide and derivatives results increased EBITDA by 19% equally driven by both volume and margin improvements upon tight market supply and strong demand. Intermediate chemicals results improved resulting in an EBITDA increase of 13% as a result of higher margins due to tight market supply resulting from industry outages. Unfavorable foreign exchange impacts resulted in a EBITDA decrease of 4%.

Advanced Polymer Solutions Segment

Overview—Results in the second quarter of 2022 relative to the first quarter of 2022 and in the first six months of 2022 relative to the first six months of 2021 were slightly lower due to a decline in compounding and solutions results partially offset by improved advanced polymer results.
The following table sets forth selected financial information for the APS segment:

	Three Months Ended		Six Months Ended
	June 30,	March 31,	June 30,	June 30,
Millions of dollars	2022	2022	2022	2021
Sales and other operating revenues	$1,425	$1,408	$2,833	$2,606
EBITDA	118	125	243	264

Revenue—Revenues increased by $17 million, or 1%, in the second quarter of 2022 compared to the first quarter of 2022 and by $227 million, or 9%, in the first six months of 2022 compared to the first six months of 2021.
Second quarter of 2022 versus first quarter of 2022—Average sales price increased resulting in a 9% increase in revenue as sales prices generally correlate with crude oil prices, which, on average, increased compared to the first quarter of 2022. Sales volumes decreased resulting in a 4% decrease in revenue stemming from constraints in automotive production as a result of component shortages. Foreign exchange impacts resulted in a revenue decrease of 4%.

First six months of 2022 versus first six months of 2021—Average sales price increased resulting in a 21% increase in revenue as sales prices generally correlate with crude oil prices, which, on average, increased compared to the first six months of 2021. Sales volumes decreased resulting in a 5% decrease in revenue stemming from constraints in automotive production as described above. Foreign exchange impacts resulted in a revenue decrease of 7%.

EBITDA—EBITDA decreased by $7 million, or 6%, in the second quarter of 2022 compared to the first quarter of 2022 and by $21 million, or 8%, in the first six months of 2022 compared to the first six months of 2021.

In the second quarter of 2022, we recognized a non-cash pension settlement loss of $8 million, see Note 8 to the Consolidated Financial Statements for additional information. This loss resulted in a 6% and 3% decrease in EBITDA for the second quarter of 2022 compared to the first quarter of 2022 and the first six months of 2022 compared to the first six months of 2021, respectively.

Second quarter of 2022 versus first quarter of 2022—Compounding and solutions results led to an EBITDA decrease of 17% primarily due to lower volumes as described above. Increased advanced polymers results led to an EBITDA increase of 18% due to higher margins driven by higher demand and sales prices.

First six months of 2022 versus first six months of 2021—Compounding and solutions results led to an EBITDA decrease of 13% primarily due to lower volumes as described above. Advanced polymers results improved by 11% driven by margin improvements due to increased price spreads. Unfavorable foreign exchange impacts resulted in a EBITDA decrease of 6%.

Refining Segment

Overview—EBITDA increased in the second quarter of 2022 relative to the first quarter of 2022 and in the first six months of 2022 compared to the first six months of 2021 due to higher margins.
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

	Three Months Ended		Six Months Ended
	June 30,	March 31,	June 30,	June 30,
Millions of dollars	2022	2022	2022	2021
Sales and other operating revenues	$3,788	$2,720	$6,508	$3,071
EBITDA	418	148	566	(191)

Thousands of barrels per day
Heavy crude oil processing rates	252	255	254	200

Market margins, dollars per barrel
Brent - 2-1-1	$47.83	$22.31	$35.08	$12.95
Brent - Maya differential	8.00	8.51	8.25	5.44
Total Maya 2-1-1	$55.83	$30.82	$43.33	$18.39

Revenue—Revenues increased by $1,068 million, or 39%, in the second quarter of 2022 compared to the first quarter of 2022 and by $3,437 million, or 112%, in the first six months of 2022 compared to the first six months of 2021.
Second quarter of 2022 versus first quarter of 2022—Higher product prices led to a revenue increase of 39% due to an average Brent crude oil price increase of approximately $14 per barrel.
First six months of 2022 versus first six months of 2021—Higher product prices led to a revenue increase of 87% due to an average Brent crude oil price increase of approximately $40 per barrel. Sales volumes increased resulting in a 25% increase in revenue due to improved supply and demand as the first six months of 2021 was impacted by planned and unplanned outages, including the effects of unusually cold temperatures and associated electrical power outages that led to shutdowns of our manufacturing facilities in Texas.

EBITDA—EBITDA increased by $270 million, or 182%, in the second quarter of 2022 compared to the first quarter of 2022 and by $757 million, or 396%, in the first six months of 2022 compared to the first six months of 2021.

Second quarter of 2022 versus first quarter of 2022—EBITDA improvements were primarily driven by margin improvements as a result of an increase in the Maya 2-1-1 market margin.

First six months of 2022 versus first six months of 2021—Volumes increased as demand improved for refined products which resulted in a 9% increase in EBITDA. The remaining increase in EBITDA was driven by margin improvements due to an increase in the Maya 2-1-1 market margin.

Other—In April 2022 we announced our decision to cease operation of our Houston Refinery no later than December 31, 2023. See Note 13 to the Consolidated Financial Statements for additional information.

Technology Segment

Overview—EBITDA increased in the second quarter of 2022 compared to the first quarter of 2022 from higher licensing revenues, partly offset by lower catalyst volumes and increased in the first six months of 2022 relative to the first six months of 2021 driven by higher catalyst volumes and higher licensing revenues.

The following table sets forth selected financial information for the Technology segment:

	Three Months Ended		Six Months Ended
	June 30,	March 31,	June 30,	June 30,
Millions of dollars	2022	2022	2022	2021
Sales and other operating revenues	$194	$181	$375	$348
EBITDA	112	103	215	186

Revenue—Revenues increased by $13 million, or 7%, in the second quarter of 2022 compared to the first quarter of 2022 and by $27 million, or 8%, in the first six months of 2022 compared to the first six months of 2021.

Second quarter of 2022 versus first quarter of 2022—Licensing revenues increased by 14% as more contracts reached significant milestones during the quarter. Changes in average catalyst sales price resulted in a revenue increase of 3%. Lower catalyst volumes resulted in a 6% decrease in volumes due to lower demand. Unfavorable foreign exchange impacts decreased revenue by 4%.

First six months of 2022 versus first six months of 2021—Higher catalyst volumes resulted in an 8% increase in revenue primarily driven by strong demand. Changes in average catalyst sales price resulted in a 5% increase in revenue. Higher licensing revenues resulted in a 3% increase in revenue. Unfavorable foreign exchange impacts resulted in an 8% decrease in revenue.

EBITDA—EBITDA increased by $9 million, or 9%, in the second quarter of 2022 compared to the first quarter of 2022 and by $29 million, or 16%, in the first six months of 2022 compared to the first six months of 2021.

Second quarter of 2022 versus first quarter of 2022—EBITDA increases were primarily driven by higher licensing revenue resulting from more contracts reaching significant milestones which resulted in a 29% increase in EBITDA. This increase was partially offset by a decrease in catalyst volume of 8% driven by a decrease in demand. Unfavorable foreign exchange impacts resulted in a 6% decrease in EBITDA.

First six months of 2022 versus first six months of 2021—Higher catalyst volumes driven by stronger demand resulted in an EBITDA increase of 13%. Higher licensing revenues resulting from more contracts reaching significant milestones drove a 9% increase in EBITDA. Unfavorable foreign exchange impacts resulted in an EBITDA decrease of 9%.

FINANCIAL CONDITION
Operating, investing and financing activities of continuing operations, which are discussed below, are presented in the following table:

	Six Months Ended June 30,
Millions of dollars	2022	2021
Cash provided by (used in):
Operating activities	$3,101	$2,473
Investing activities	(1,034)	(362)
Financing activities	(2,392)	(2,470)
Operating Activities—Cash provided by operating activities of $3,101 million in the first six months of 2022 primarily reflected earnings adjusted for non-cash items and cash used by the main components of working capital—Accounts receivable, Inventories and Accounts payable.

In the first six months of 2022, the main components of working capital used $494 million of cash driven primarily by an increase in Accounts receivable and Inventories partially offset by an increase in Accounts payable. The increase in Accounts receivable was driven by higher revenues across most businesses primarily driven by higher average sales prices and increased demand. The increase in Inventories was primarily due to replenishment of crude and refined products inventory levels to support anticipated business demands as well as increased prices of certain inventory. The increase in Accounts payable was primarily driven by increased raw material costs.
Cash provided by operating activities of $2,473 million in the first six months of 2021 reflected earnings adjusted for non-cash items and cash used by the main components of working capital.
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
Investing Activities—Capital expenditures in the first six months of 2022 totaled $978 million compared to $771 million in the first six months of 2021. Approximately 45% and 60% of our capital expenditures in the first six months of 2022 and 2021, respectively, was for profit-generating growth projects, primarily our PO/TBA plant, with the remaining expenditures supporting sustaining maintenance. See Note 13 to the Consolidated Financial Statements for additional information regarding capital expenditures by segment.
We invest cash in investment-grade and other high-quality instruments that provide adequate flexibility to redeploy funds as needed to meet our cash flow requirements while maximizing yield.
In the first six months of 2022 and 2021, we received proceeds of $8 million and $264 million, respectively, from the liquidation of our investment in equity securities. Additionally, in the first six months of 2021, we received proceeds of $291 million from maturities of certain available-for-sale debt securities.
In the first six months of 2021 we made an equity contribution of $104 million to form Ningbo ZRCC LyondellBasell New Material Company Limited, a 50/50 joint venture with China Petroleum & Chemical Corporation. The joint venture constructed a new propylene oxide and styrene monomer unit in Zhenhai Ningbo, China which began production in January 2022. The joint venture is included in our I&D segment.

Financing Activities—We made dividend payments totaling $2,464 million, which included a combination of a special dividend of $5.20 per share and an increased quarterly dividend, and $730 million in the first six months of 2022 and 2021, respectively. Additionally, in the first six months of 2022, we made payments of $262 million to repurchase outstanding ordinary shares.
In the first six months of 2022, we received net proceeds of $105 million related to the issuance of commercial paper instruments under our commercial paper program.
In the first six months of 2022 and 2021, we received a return of collateral of $217 million and $51 million, respectively, related to the positions held with our counterparties for certain forward-starting interest rate swaps.
In the first six months of 2021, we repaid $1,450 million and $325 million outstanding under our $4,000 million senior unsecured delayed draw term loan credit facility due March 2022 and 4% Guaranteed Notes due 2023, respectively.
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

Cash and Liquid Investments
As of June 30, 2022, we had Cash and cash equivalents totaling $1,057 million, which includes $658 million in jurisdictions outside of the U.S., principally in the United Kingdom. There are currently no legal or economic restrictions that would materially impede our transfers of cash.
Credit Arrangements
At June 30, 2022, we had total debt, including current maturities, of $11,475 million. Additionally, we had $210 million of outstanding letters of credit, bank guarantees and surety bonds issued under uncommitted credit facilities to support trade payables and other obligations.
We had total unused availability under our credit facilities of $3,841 million at June 30, 2022, which included the following:
•$2,941 million under our $3,250 million Senior Revolving Credit Facility, which backs our $2,500 million commercial paper program. Availability under this facility is net of outstanding borrowings, outstanding letters of credit provided under the facility and notes issued under our commercial paper program. At June 30, 2022, we had $309 million of outstanding commercial paper, net of discount, and no borrowings or letters of credit outstanding under this facility; and
•$900 million under our $900 million U.S. Receivables Facility. Availability under this facility is subject to a borrowing base of eligible receivables, which is reduced by outstanding borrowings and letters of credit, if any. At June 30, 2022, we had no borrowings or letters of credit outstanding under this facility.

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
Share Repurchases
In May 2022, our shareholders approved a proposal to authorize us to repurchase up to 34.0 million ordinary shares, through November 27, 2023, which superseded any prior repurchase authorizations. Our share repurchase authorization does not have a stated dollar amount, and purchases may be made through open market purchases, private market transactions or other structured transactions. Repurchased shares could be retired or used for general corporate purposes, including for various employee benefit and compensation plans. The maximum number of shares that may yet be purchased is not necessarily an indication of the number of shares that will ultimately be purchased. In the first six months of 2022, we purchased approximately 2.7 million shares under our share repurchase authorizations for $256 million.
As of July 27, 2022, we had approximately 32.4 million shares remaining under the current authorization. The timing and amounts of additional shares repurchased, if any, will be determined based on our evaluation of market conditions and other factors, including any additional authorizations approved by our shareholders. For additional information related to our share repurchase authorizations, see Note 11 to the Consolidated Financial Statements.
CURRENT BUSINESS OUTLOOK
We expect continued strength in demand from the packaging markets and favorable margins for our oxyfuels products in the third quarter of 2022. We anticipate the Maya 2-1-1 spread to moderate from strong second quarter levels and we plan to perform a limited scope of maintenance at the refinery in the coming months. Moderating demand and elevated costs for feedstocks and energy are likely to compress margins across most of our businesses in the third quarter. Potential benefits associated with China’s reopening could also improve results toward the end of 2022. We are carefully monitoring impacts from inflation, supply chain challenges and slowing economic conditions.
In the third quarter of 2022, we plan to begin commissioning activities associated with our world-scale U.S. Gulf Coast PO/TBA facility. We expect our new capacity will provide incremental earnings starting in 2023.
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
Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market and regulatory risks is described in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2021. Our exposure to such risks has not changed materially in the six months ended June 30, 2022.
Item 4.    CONTROLS AND PROCEDURES
As of June 30, 2022, with the participation of our management, our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial and accounting officer) carried out an evaluation, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Act”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2022.
There have been no changes in our internal controls over financial reporting, as defined in Rule 13a-15(f) of the Act, in the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    LEGAL PROCEEDINGS
Information regarding our litigation and legal proceedings can be found in Note 10 to the Consolidated Financial Statements, which is incorporated into this Item 1 by reference.
In September 2013, U.S. Environmental Protection Agency (“EPA”) Region V issued a Notice and Finding of Violation alleging violations at our Morris, Illinois facility related to flaring activity. The Notice generally alleges failures to monitor steam usage and improper flare operations. In the Fall of 2020, EPA referred the matter to the U.S. Department of Justice and EPA Headquarters for civil judicial enforcement. In July 2022, a court notice was filed regarding a final settlement agreement providing for a civil penalty of $324,000 and the installation of monitoring and control equipment. Following a public comment period, we expect entry of the settlement by the court.
In April 2022, the State of Texas filed suit against Equistar Chemicals, LP, in Travis County District Court seeking civil penalties and injunctive relief for alleged violations of the Texas Clean Air Act related to multiple emissions events at Equistar’s Bayport Plant. We reasonably believe resolution of this matter will result in payment of a penalty in excess of $300,000.
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
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Authorizations	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Authorizations
April 1 - April 30	38,160	$99.34	38,160	26,729,691
May 1 - May 31	—	$—	—	34,026,947
June 1 - June 30	560,396	$89.24	560,396	33,466,551
Total	598,556	$89.88	598,556	33,466,551
On May 27, 2022, our shareholders approved a share repurchase authorization of up to 34,026,947 shares of our ordinary shares, through November 27, 2023, which superseded any prior repurchase authorizations. The maximum number of shares that may yet be purchased is not necessarily an indication of the number of shares that will ultimately be purchased.
Item 4.    MINE SAFETY DISCLOSURES
Not applicable.

Item 6.     EXHIBITS

Exhibit Number	Description

10.1	Recognition Award dated May 26, 2022 from the Company to Kenneth Lane (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 31, 2022).

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32*	Certifications pursuant to 18 U.S.C. Section 1350

101.INS*	XBRL Instance Document–The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LYONDELLBASELL INDUSTRIES N.V.

Date:	July 29, 2022	/s/ Chukwuemeka A. Oyolu
Chukwuemeka A. Oyolu
Senior Vice President,
Chief Accounting Officer and Investor Relations
(Principal Accounting Officer)