Form 10-Q
period 2022-09-30
LyondellBasell Industries N.V.
filed 2022-10-28
CIK 1489393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 325,624,433 ordinary shares, €0.04 par value, outstanding at October 26, 2022 (excluding 14,798,065 treasury shares).

LYONDELLBASELL INDUSTRIES N.V.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars, except earnings per share	2022	2021	2022	2021
Sales and other operating revenues:
Trade	$12,044	$12,401	$39,443	$32,586
Related parties	206	299	802	757
	12,250	12,700	40,245	33,343
Operating costs and expenses:
Cost of sales	11,088	10,109	34,491	26,463
Impairments	—	—	69	—
Selling, general and administrative expenses	319	313	976	927
Research and development expenses	31	30	95	91
	11,438	10,452	35,631	27,481
Operating income	812	2,248	4,614	5,862
Interest expense	(70)	(126)	(202)	(366)
Interest income	7	1	13	8
Other income (expense), net	4	(12)	(63)	27
Income from continuing operations before equity investments and income taxes	753	2,111	4,362	5,531
(Loss) income from equity investments	(26)	104	25	389
Income from continuing operations before income taxes	727	2,215	4,387	5,920
Provision for income taxes	154	452	848	1,028
Income from continuing operations	573	1,763	3,539	4,892
Loss from discontinued operations, net of tax	(1)	(1)	(3)	(1)
Net income	572	1,762	3,536	4,891
Dividends on redeemable non-controlling interests	(2)	(2)	(5)	(5)
Net income attributable to the Company shareholders	$570	$1,760	$3,531	$4,886

Earnings per share:
Net income (loss) attributable to the Company shareholders —
Basic
Continuing operations	$1.75	$5.25	$10.77	$14.58
Discontinued operations	—	—	(0.01)	—
	$1.75	$5.25	$10.76	$14.58
Diluted
Continuing operations	$1.75	$5.25	$10.75	$14.57
Discontinued operations	—	—	(0.01)	—
	$1.75	$5.25	$10.74	$14.57
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2022	2021	2022	2021
Net income	$572	$1,762	$3,536	$4,891
Other comprehensive income (loss), net of tax –
Financial derivatives	23	35	213	132
Unrealized losses on available-for-sale debt securities	—	—	—	(1)
Defined benefit pension and other postretirement benefit plans	51	28	134	56
Foreign currency translations	(169)	(97)	(355)	(127)
Total other comprehensive (loss) income, net of tax	(95)	(34)	(8)	60
Comprehensive income	477	1,728	3,528	4,951
Dividends on redeemable non-controlling interests	(2)	(2)	(5)	(5)
Comprehensive income attributable to the Company shareholders	$475	$1,726	$3,523	$4,946
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED BALANCE SHEETS

Millions of dollars	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$1,480	$1,472
Restricted cash	6	5
Short-term investments	—	9
Accounts receivable:
Trade, net	4,149	4,565
Related parties	180	243
Inventories	5,153	4,901
Prepaid expenses and other current assets	1,360	1,022
Total current assets	12,328	12,217
Operating lease assets	1,769	1,946
Property, plant and equipment	22,640	22,382
Less: Accumulated depreciation	(7,817)	(7,826)
Property, plant and equipment, net	14,823	14,556
Equity investments	4,386	4,786
Goodwill	1,746	1,875
Intangible assets, net	594	695
Other assets	845	667
Total assets	$36,491	$36,742
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED BALANCE SHEETS

Millions of dollars, except shares and par value data	September 30, 2022	December 31, 2021
LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY
Current liabilities:
Current maturities of long-term debt	$432	$6
Short-term debt	439	362
Accounts payable:
Trade	3,508	3,460
Related parties	622	831
Accrued liabilities	2,633	2,571
Total current liabilities	7,634	7,230
Long-term debt	10,445	11,246
Operating lease liabilities	1,514	1,649
Other liabilities	2,106	2,295
Deferred income taxes	2,473	2,334
Commitments and contingencies
Redeemable non-controlling interests	114	116
Shareholders’ equity:
Ordinary shares, €0.04 par value, 1,275 million shares authorized, 325,623,082 and 329,536,389 shares outstanding, respectively	19	19
Additional paid-in capital	6,099	6,044
Retained earnings	9,232	8,563
Accumulated other comprehensive loss	(1,811)	(1,803)
Treasury stock, at cost, 14,799,416 and 10,675,605 ordinary shares, respectively	(1,348)	(965)
Total Company share of shareholders’ equity	12,191	11,858
Non-controlling interests	14	14
Total equity	12,205	11,872
Total liabilities, redeemable non-controlling interests and equity	$36,491	$36,742
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
Millions of dollars	2022	2021
Cash flows from operating activities:
Net income	3,536	$4,891
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	933	1,016
Impairments	69	—
Amortization of debt-related costs	11	21
Share-based compensation	54	50
Equity investments—
Equity income	(25)	(389)
Distributions of earnings, net of tax	219	169
Deferred income tax provision	83	7
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	134	(1,915)
Inventories	(601)	(741)
Accounts payable	200	1,139
Other, net	(98)	368
Net cash provided by operating activities	4,515	4,616
Cash flows from investing activities:
Expenditures for property, plant and equipment	(1,417)	(1,285)
Proceeds from maturities of available-for-sale debt securities	—	346
Proceeds from equity securities	8	309
Acquisition of equity method investment	(14)	(104)
Proceeds from settlement of net investment hedges	614	358
Payments for settlement of net investment hedges	(501)	(355)
Other, net	(123)	(66)
Net cash used in investing activities	(1,433)	(797)
Cash flows from financing activities:
Repurchases of Company ordinary shares	(420)	(78)
Dividends paid - common stock	(2,859)	(1,110)
Repayments of long-term debt	—	(2,275)
Debt extinguishment costs	—	(57)
Net proceeds from (repayments of) commercial paper	96	(103)
Collateral received from interest rate derivatives	238	—
Other, net	16	(4)
Net cash used in financing activities	(2,929)	(3,627)
Effect of exchange rate changes on cash	(144)	(59)
Increase in cash and cash equivalents and restricted cash	9	133
Cash and cash equivalents and restricted cash at beginning of period	1,477	1,765
Cash and cash equivalents and restricted cash at end of period	$1,486	$1,898
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Company Share of Shareholders’ Equity	Non- Controlling Interests
Millions of dollars	Issued	Treasury
Balance, June 30, 2022	$19	$(1,200)	$6,077	$9,050	$(1,716)	$12,230	$14
Net income	—	—	—	572	—	572	—
Other comprehensive loss	—	—	—	—	(95)	(95)	—
Share-based compensation	—	2	22	7	—	31	—
Dividends - common stock ($1.19 per share)	—	—	—	(395)	—	(395)	—
Dividends - redeemable non-controlling interests ($15.00 per share)	—	—	—	(2)	—	(2)	—
Repurchases of Company ordinary shares	—	(150)	—	—	—	(150)	—
Balance, September 30, 2022	$19	$(1,348)	$6,099	$9,232	$(1,811)	$12,191	$14

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Company Share of Shareholders’ Equity	Non- Controlling Interests
Millions of dollars	Issued	Treasury
Balance, June 30, 2021	$19	$(494)	$6,011	$6,837	$(1,849)	$10,524	$14
Net income	—	—	—	1,762	—	1,762	—
Other comprehensive loss	—	—	—	—	(34)	(34)	—
Share-based compensation	—	2	18	(1)	—	19	—
Dividends - common stock ($1.13 per share)	—	—	—	(380)	—	(380)	—
Dividends - redeemable non-controlling interests ($15.00 per share)	—	—	—	(2)	—	(2)	—
Repurchases of Company ordinary shares	—	(89)	—	—	—	(89)	—
Balance, September 30, 2021	$19	$(581)	$6,029	$8,216	$(1,883)	$11,800	$14
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Company Share of Shareholders’ Equity	Non- Controlling Interests
Millions of dollars	Issued	Treasury
Balance, December 31, 2021	$19	$(965)	$6,044	$8,563	$(1,803)	$11,858	$14
Net income	—	—	—	3,536	—	3,536	—
Other comprehensive loss	—	—	—	—	(8)	(8)	—
Share-based compensation	—	23	55	(3)	—	75	—
Dividends - common stock ($3.51 per share)	—	—	—	(1,155)	—	(1,155)	—
Special dividends - common stock ($5.20 per share)	—	—	—	(1,704)	—	(1,704)	—
Dividends - redeemable non-controlling interests ($45.00 per share)	—	—	—	(5)	—	(5)	—
Repurchases of Company ordinary shares	—	(406)	—	—	—	(406)	—
Balance, September 30, 2022	$19	$(1,348)	$6,099	$9,232	$(1,811)	$12,191	$14

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Company Share of Shareholders’ Equity	Non- Controlling Interests
Millions of dollars	Issued	Treasury
Balance, December 31, 2020	$19	$(531)	$5,986	$4,440	$(1,943)	$7,971	$17
Net income	—	—	—	4,891	—	4,891	—
Other comprehensive income	—	—	—	—	60	60	—
Share-based compensation	—	39	43	—	—	82	—
Dividends - common stock ($3.31 per share)	—	—	—	(1,110)	—	(1,110)	—
Dividends - redeemable non-controlling interests ($45.00 per share)	—	—	—	(5)	—	(5)	—
Repurchases of Company ordinary shares	—	(89)	—	—	—	(89)	—
Sales of non-controlling interest	—	—	—	—	—	—	(3)
Balance, September 30, 2021	$19	$(581)	$6,029	$8,216	$(1,883)	$11,800	$14
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
2.    Accounting and Reporting Changes
Recently Adopted Guidance
There were no new standards or Accounting Standard Updates (“ASU”) adopted during the nine months ended September 30, 2022 that had a material impact on our Consolidated Financial Statements.
Accounting Guidance Issued But Not Adopted as of September 30, 2022
Government Assistance—In November 2021, the Financial Accounting Standards Board (“FASB”) issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. The guidance requires disclosures about assistance received from the government that have been accounted for by analogizing to a grant or contribution accounting model including the nature and form of assistance, the accounting policies used to account for the assistance and its impact on the entity’s financial statements. The guidance is effective for annual periods beginning after December 15, 2021, with early adoption permitted. The adoption of this guidance will not have a material impact on our Consolidated Financial Statements.
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
Supplier Finance Program—In September 2022, the FASB issued ASU 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. The guidance requires an entity that uses supplier finance programs in connection with the purchase of goods and services to disclose certain qualitative and quantitative information about its programs including the key terms and conditions, activity during the period, and potential magnitude. The guidance is effective retrospectively for the year ending December 31, 2023, including interim periods, with disclosures required for each period for which a balance sheet is presented, except for the disclosure of roll forward information, which is effective for fiscal years beginning after December 15, 2023. We are in the process of the assessing the impact of the new guidance on our Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

3.    Revenues
Contract Balances—Contract liabilities were $179 million and $169 million at September 30, 2022 and December 31, 2021, respectively. Revenue recognized in each reporting period, included in the contract liability balance at the beginning of the period, was immaterial.
Disaggregation of Revenues—The following table presents our revenues disaggregated by key products:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2022	2021	2022	2021
Sales and other operating revenues:
Olefins and co-products	$1,281	$1,453	$3,835	$3,729
Polyethylene	2,306	2,705	7,714	7,469
Polypropylene	1,466	2,162	5,383	5,876
Propylene oxide and derivatives	721	832	2,537	2,059
Oxyfuels and related products	1,563	1,088	4,370	2,533
Intermediate chemicals	917	910	3,228	2,436
Compounding and solutions	1,049	1,019	3,297	3,134
Advanced polymers	245	261	827	748
Refined products	2,506	2,050	8,467	4,784
Other	196	220	587	575
Total	$12,250	$12,700	$40,245	$33,343

The following table presents our revenues disaggregated by geography, based upon the location of the customer:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2022	2021	2022	2021
Sales and other operating revenues:
United States	$5,966	$6,387	$19,465	$16,089
Germany	822	886	2,892	2,585
China	647	572	1,989	1,693
Japan	800	432	1,684	993
Mexico	482	496	1,522	1,133
Italy	387	489	1,426	1,339
France	312	384	1,145	1,040
Poland	270	300	1,039	841
The Netherlands	261	423	995	1,039
Other	2,303	2,331	8,088	6,591
Total	$12,250	$12,700	$40,245	$33,343

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

4.    Accounts Receivable
Our accounts receivable are reflected in the Consolidated Balance Sheets, net of allowance for credit losses of $5 million and $6 million as of September 30, 2022 and December 31, 2021, respectively.

5.    Inventories
Inventories consisted of the following components:

Millions of dollars	September 30, 2022	December 31, 2021
Finished goods	$3,287	$3,329
Work-in-process	184	178
Raw materials and supplies	1,682	1,394
Total inventories	$5,153	$4,901

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

6.    Debt
Long-term loans, notes and other debt, net of unamortized discount and debt issuance cost, consisted of the following:

Millions of dollars	September 30, 2022	December 31, 2021
Senior Notes due 2024, $1,000 million, 5.75% ($1 million of debt issuance cost)	$774	$773
Senior Notes due 2055, $1,000 million, 4.625% ($15 million of discount; $11 million of debt issuance cost)	974	974
Guaranteed Notes due 2027, $300 million, 8.1%	300	300
Issued by LYB International Finance B.V.:
Guaranteed Notes due 2023, $750 million, 4.0% ($1 million of discount)	424	423
Guaranteed Notes due 2043, $750 million, 5.25% ($19 million of discount; $6 million of debt issuance cost)	725	724
Guaranteed Notes due 2044, $1,000 million, 4.875% ($10 million of discount; $9 million of debt issuance cost)	981	981
Issued by LYB International Finance II B.V.:
Guaranteed Notes due 2026, €500 million, 0.875% ($1 million of discount; $2 million of debt issuance cost)	474	562
Guaranteed Notes due 2027, $1,000 million, 3.5% ($3 million of discount; $2 million of debt issuance cost)	588	631
Guaranteed Notes due 2031, €500 million, 1.625% ($4 million of discount; $3 million of debt issuance cost)	471	558
Issued by LYB International Finance III LLC:
Guaranteed Notes due 2025, $500 million, 1.25% ($1 million of discount; $2 million of debt issuance cost)	475	486
Guaranteed Notes due 2030, $500 million, 3.375% ($1 million of debt issuance cost)	119	143
Guaranteed Notes due 2030, $500 million, 2.25% ($3 million of discount; $4 million of debt issuance cost)	468	490
Guaranteed Notes due 2040, $750 million, 3.375% ($2 million of discount; $7 million of debt issuance cost)	741	741
Guaranteed Notes due 2049, $1,000 million, 4.2% ($14 million of discount; $10 million of debt issuance cost)	976	975
Guaranteed Notes due 2050, $1,000 million, 4.2% ($6 million of discount; $10 million of debt issuance cost)	971	981
Guaranteed Notes due 2051, $1,000 million, 3.625% ($2 million of discount; $11 million of debt issuance cost)	892	986
Guaranteed Notes due 2060, $500 million, 3.8% ($4 million of discount; $6 million of debt issuance cost)	480	490
Other	44	34
Total	10,877	11,252
Less current maturities	(432)	(6)
Long-term debt	$10,445	$11,246

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Fair value hedging adjustments associated with the fair value hedge accounting of our fixed-for-floating interest rate swaps for the applicable periods are as follows:

	Gains (Losses)				Cumulative Fair Value Hedging Adjustments Included in Carrying Amount of Debt
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
Millions of dollars	2022	2021	2022	2021	2022	2021
Guaranteed Notes due 2025, 1.25%	$3	$1	$12	$1	$14	$2
Guaranteed Notes due 2026, 0.875%	3	1	10	2	11	1
Guaranteed Notes due 2027, 3.5%	15	5	44	12	(2)	(46)
Guaranteed Notes due 2030, 3.375%	8	1	24	(3)	22	(2)
Guaranteed Notes due 2030, 2.25%	7	1	23	1	25	2
Guaranteed Notes due 2031, 1.625%	7	—	10	—	10	—
Guaranteed Notes due 2050, 4.2%	5	1	10	1	13	3
Guaranteed Notes due 2051, 3.625%	41	—	95	—	95	—
Guaranteed Notes due 2060, 3.8%	8	—	10	—	10	—
Total	$97	$10	$238	$14	$198	$(40)
Fair value adjustments are recognized in Interest expense in the Consolidated Statements of Income.
Short-term loans, notes and other debt consisted of the following:

Millions of dollars	September 30, 2022	December 31, 2021
U.S. Receivables Facility	$—	$—
Commercial paper	300	204
Precious metal financings	131	155
Other	8	3
Total Short-term debt	$439	$362
Long-Term Debt
Senior Revolving Credit Facility—Our $3,250 million Senior Revolving Credit Facility, which expires in November 2026, may be used for dollar and euro denominated borrowings. The facility has a $200 million sub-limit for dollar and euro denominated letters of credit, a $1,000 million uncommitted accordion feature and supports our commercial paper program. Borrowings under the facility bear interest at either a base rate, LIBOR rate or EURIBOR rate, plus an applicable margin. Additional fees are incurred for the average daily unused commitments. At September 30, 2022, we had no borrowings or letters of credit outstanding and $2,950 million of unused availability under this facility.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Short-Term Debt
U.S. Receivables Facility—Our U.S. Receivables Facility, which expires in June 2024, has a purchase limit of $900 million in addition to a $300 million uncommitted accordion feature. This facility provides liquidity through the sale or contribution of trade receivables by certain of our U.S. subsidiaries to a wholly owned, bankruptcy-remote subsidiary on an ongoing basis and without recourse. We pay variable interest rates on our secured borrowings. Additional fees are incurred for the average daily unused commitments. This facility also provides for the issuance of letters of credit up to $200 million. At September 30, 2022, we had no borrowings or letters of credit outstanding and $900 million unused availability under this facility.
Commercial Paper Program—We have a commercial paper program under which we may issue up to $2,500 million of privately placed, unsecured, short-term promissory notes (“commercial paper”). Interest rates on commercial paper outstanding are based on the terms of the notes and was 3.35% at September 30, 2022. At September 30, 2022, we had $300 million of outstanding commercial paper.
Weighted Average Interest Rate—At September 30, 2022 and December 31, 2021, our weighted average interest rates on outstanding Short-term debt were 3.0% and 0.9%, respectively.
Additional Information
Debt Discount and Issuance Costs—Amortization of debt discounts and debt issuance costs resulted in amortization expense of $11 million and $21 million for the nine months ended September 30, 2022 and 2021, respectively, which is included in Interest expense in the Consolidated Statements of Income.
As of September 30, 2022, we are in compliance with our debt covenants.

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
Financial Instruments Measured at Fair Value on a Recurring Basis—The following table summarizes financial instruments outstanding for the periods presented that are measured at fair value on a recurring basis:

	September 30, 2022		December 31, 2021
Millions of dollars	Notional Amount	Fair Value	Notional Amount	Fair Value	Balance Sheet Classification

Assets–
Derivatives designated as hedges:
Commodities	$35	$15	$41	$24	Prepaid expenses and other current assets
Foreign currency	612	144	614	63	Prepaid expenses and other current assets
Foreign currency	3,666	396	1,785	43	Other assets
Interest rates	—	26	—	7	Prepaid expenses and other current assets
Interest rates	400	16	300	1	Other assets
Derivatives not designated as hedges:
Commodities	160	14	221	30	Prepaid expenses and other current assets
Commodities	2	—	—	—	Other assets
Foreign currency	318	5	34	1	Prepaid expenses and other current assets
Non-derivatives:
Equity securities	—	—	9	8	Short-term investments
Total	$5,193	$616	$3,004	$177

Liabilities–
Derivatives designated as hedges:
Commodities	$43	$4	$—	$—	Accrued liabilities
Foreign currency	—	23	—	14	Accrued liabilities
Foreign currency	—	—	1,800	99	Other liabilities
Interest rates	—	15	—	3	Accrued liabilities
Interest rates	2,145	237	1,863	280	Other liabilities
Derivatives not designated as hedges:
Commodities	101	19	24	1	Accrued liabilities
Commodities	7	—	—	—	Other liabilities
Foreign currency	87	1	188	2	Accrued liabilities
Total	$2,383	$299	$3,875	$399
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

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Financial Instruments Not Measured at Fair Value on a Recurring Basis—The following table presents the carrying value and estimated fair value of our Short-term precious metal financings and Long-term debt:

	September 30, 2022		December 31, 2021
Millions of dollars	Carrying Value	Fair Value	Carrying Value	Fair Value
Precious metal financings	$131	$126	$155	$130
Long-term debt	10,420	9,025	11,218	12,756
Total	$10,551	$9,151	$11,373	$12,886
The financial instruments in the table above are classified as Level 2. Our other financial instruments classified within Current assets and Current liabilities have a short maturity and their carrying value generally approximates fair value.
Derivative Instruments:
Commodity Prices—The following table presents the notional amounts of our outstanding commodity derivative instruments:

	September 30, 2022	December 31, 2021
Millions of dollars	Notional Amount	Notional Amount	Maturity Date
Derivatives designated as hedges:
Cash flow hedges	$78	$41	2022 to 2023
Derivatives not designated as hedges:
Commodity contracts	270	245	2022 to 2024
Interest Rates—The following table presents the notional amounts of our outstanding interest rate derivative instruments:

	September 30, 2022	December 31, 2021
Millions of dollars	Notional Amount	Notional Amount	Maturity Date
Cash flow hedges	$400	$1,000	2024
Fair value hedges	2,145	1,163	2025 to 2031
As of December 31, 2021, Other assets included $238 million of collateral related to forward-starting interest swaps. As of September 30, 2022, there was no collateral remaining as it had been returned.
Foreign Currency Rates—The following table presents the notional amounts of our outstanding foreign currency derivative instruments:

	September 30, 2022	December 31, 2021
Millions of dollars	Notional Amount	Notional Amount	Maturity Date
Net investment hedges	$3,128	$3,048	2023 to 2030
Cash flow hedges	1,150	1,150	2024 to 2027
Not designated	405	222	2022 to 2023

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Impact on Earnings and Other Comprehensive Income—The following tables summarize the pre-tax effect of derivative instruments recorded in Accumulated other comprehensive loss (“AOCI”), the gains (losses) reclassified from AOCI to earnings and additional gains (losses) recognized directly in earnings:

	Effects of Financial Instruments
	Three Months Ended September 30,
	Balance Sheet				Income Statement
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified to Income from AOCI		Additional Gain (Loss) Recognized in Income		Income Statement
Millions of dollars	2022	2021	2022	2021	2022	2021	Classification
Derivatives designated as hedges:
Commodities	$10	$38	$(22)	$(14)	$—	$—	Cost of sales
Foreign currency	285	135	(67)	(60)	20	9	Interest expense
Interest rates	29	17	1	1	(94)	(5)	Interest expense
Derivatives not designated as hedges:
Commodities	—	—	—	—	(16)	6	Sales and other operating revenues
Commodities	—	—	—	—	(28)	49	Cost of sales
Foreign currency	—	—	—	—	(15)	(32)	Other income (expense), net
Total	$324	$190	$(88)	$(73)	$(133)	$27

	Effects of Financial Instruments
	Nine Months Ended September 30,
	Balance Sheet				Income Statement
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified to Income from AOCI		Additional Gain (Loss) Recognized in Income		Income Statement
Millions of dollars	2022	2021	2022	2021	2022	2021	Classification
Derivatives designated as hedges:
Commodities	$40	$67	$(54)	$(18)	$—	$—	Cost of sales
Foreign currency	607	274	(169)	(128)	51	34	Interest expense
Interest rates	287	117	4	4	(221)	—	Interest expense
Derivatives not designated as hedges:
Commodities	—	—	—	—	66	18	Sales and other operating revenues
Commodities	—	—	—	—	(17)	72	Cost of sales
Foreign currency	—	—	—	—	(54)	(61)	Other income (expense), net
Total	$934	$458	$(219)	$(142)	$(175)	$63
As of September 30, 2022, on a pre-tax basis, $6 million is scheduled to be reclassified from Accumulated other comprehensive loss as an increase to Interest expense over the next twelve months.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Other Financial Instruments:
Cash and Cash Equivalents—At September 30, 2022 and December 31, 2021, we had marketable securities classified as Cash and cash equivalents of $1,075 million and $438 million, respectively.
8.    Pension Benefits
Components of net periodic pension costs for our U.S. and non-U.S. plans are as follows:

	U.S. Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2022	2021	2022	2021
Service cost	$11	$15	$37	$45
Interest cost	13	9	34	26
Expected return on plan assets	(20)	(28)	(77)	(82)
Settlement loss	6	20	100	24
Actuarial loss amortization	4	8	16	29
Net periodic benefit costs	$14	$24	$110	$42

	Non-U.S. Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2022	2021	2022	2021
Service cost	$9	$11	$28	$33
Interest cost	7	5	21	16
Expected return on plan assets	(5)	(4)	(15)	(12)
Prior service amortization	2	1	3	2
Actuarial loss amortization	2	4	6	12
Net periodic benefit costs	$15	$17	$43	$51
The components of net periodic benefit cost other than the service cost component are included in Other income (expense), net in the Consolidated Statements of Income.
In May 2022, a LyondellBasell sponsored pension plan purchased a group annuity contract from an insurance company to transfer $361 million of our outstanding pension benefit obligations related to certain U.S. retirees and beneficiaries. The purchase of the group annuity contract was funded with pension plan assets. The insurance company is now required to pay and administer the retirement benefits owed to approximately 9,000 U.S. retirees and beneficiaries with no change to their monthly retirement benefit payment amounts. In connection with this transaction, in the second quarter of 2022, we recognized a non-cash pension settlement loss of $80 million, reflected in Other income (expense), net, primarily related to the accelerated recognition of actuarial losses included in Accumulated other comprehensive loss.

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
Our exempt income primarily includes interest income, export incentives, and equity earnings of joint ventures. Interest income earned by certain of our European subsidiaries through intercompany financings is taxed at rates substantially lower than the U.S. statutory rate. Export incentives relate to tax benefits derived from elections and structures available for U.S. exports. Equity earnings attributable to the earnings of our joint ventures, when paid through dividends to certain European subsidiaries, are exempt from all or portions of normal statutory income tax rates. We currently anticipate the favorable treatment for interest income, dividends, and export incentives to continue in the near term; however, this treatment is based on current law and tax rulings, which could change if certain legislative changes are enacted, including Pillar Two proposals by the Organization for Economic Cooperation and Development (“OECD”).
On August 16, 2022, the U.S. enacted the Inflation Reduction Act (“IRA”) which is intended to address climate change, lower health-care costs and reduce the federal deficit. We are continuing to analyze the provisions included in the IRA; however we do not expect it to have a material impact on our Consolidated Financial Statements.
Our effective income tax rate for the third quarter of 2022 was 21.2% compared with 20.4% for the third quarter of 2021. The higher effective tax rate for the third quarter of 2022 is primarily attributable to return to accrual adjustments and decreased exempt income of 1.9% and 0.3% respectively, offset by changes in pre-tax income in countries with varying statutory tax rates of 1.6%.
Our effective income tax rate for the first nine months of 2022 was 19.3% compared with 17.4% for the first nine months of 2021. In the first nine months of 2021, we benefited from return to accrual adjustments primarily associated with a step-up of certain Italian assets to fair market value and benefits resulting from the Coronavirus Aid, Relief, and Economic Security Act, also known as “CARES Act” of 2.0% and 1.1%, respectively; such benefits did not impact our effective tax rate in the first nine months of 2022. These increases were partially offset by 1.4% decrease in our effective income tax rate due to changes in pre-tax income in countries with varying statutory tax rates.

10.    Commitments and Contingencies
Commitments—We have various purchase commitments for materials, supplies and services incidental to the ordinary conduct of business, generally for quantities required for our businesses and at prevailing market prices. These commitments are designed to assure sources of supply and are not expected to be in excess of normal requirements. As of September 30, 2022, we had capital expenditure commitments, which we incurred in our normal course of business, including commitments of approximately $137 million related to building our new PO/TBA plant in Houston, Texas.
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

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Environmental Remediation—Our accrued liability for future environmental remediation costs at current and former plant sites and other remediation sites totaled $122 million and $138 million as of September 30, 2022 and December 31, 2021, respectively. At September 30, 2022, the accrued liabilities for individual sites range from less than $1 million to $26 million. The remediation expenditures are expected to occur over a number of years and are not concentrated in any single year. In our opinion, it is reasonably possible that losses in excess of the liabilities recorded may have been incurred. However, we cannot estimate any amount or range of such possible additional losses. New information about sites, new technology or future developments, such as involvement in investigations by regulatory agencies, could require us to reassess our potential exposure related to environmental matters.

Indemnification—We are parties to various indemnification arrangements, including arrangements entered into in connection with acquisitions, divestitures and the formation and dissolution of joint ventures. Pursuant to these arrangements, we provide indemnification to and/or receive indemnification from other parties in connection with liabilities that may arise in connection with the transactions and in connection with activities prior to completion of the transactions. These indemnification arrangements typically include provisions pertaining to third-party claims relating to environmental and tax matters and various types of litigation. As of September 30, 2022, we had not accrued any significant amounts for our indemnification obligations, and we are not aware of other circumstances that would likely lead to significant future indemnification obligations. We cannot determine with certainty the potential amount of future payments under the indemnification arrangements until events arise that would trigger a liability under the arrangements.
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

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

11.    Shareholders’ Equity and Redeemable Non-controlling Interests
Shareholders’ Equity
Dividend Distributions—The following table summarizes the dividends paid in the periods presented, including the special dividend that our board of directors declared in May 2022:

Millions of dollars, except per share amounts	Dividend Per Ordinary Share	Aggregate Dividends Paid	Date of Record
March 2022 - Quarterly dividend	$1.13	$371	March 7, 2022
June 2022 - Quarterly dividend	1.19	389	June 6, 2022
June 2022 - Special dividend	5.20	1,704	June 6, 2022
September 2022 - Quarterly dividend	1.19	388	August 29, 2022
	$8.71	$2,852
In addition to the dividends paid to ordinary shareholders above, we paid $7 million of dividend equivalents to holders of restricted stock unit awards during the first nine months of 2022, which are recognized as dividends in Retained earnings.
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
The following table summarizes our share repurchase activity for the periods presented:

Millions of dollars, except shares and per share amounts	Shares Repurchased	Average Purchase Price	Total Purchase Price, Including Commissions and Fees
For nine months ended September 30, 2022:
2021 Share Repurchase Authorization	2,111,538	$97.72	$206
2022 Share Repurchase Authorization	2,286,216	87.50	200
	4,397,754	$92.41	$406

For nine months ended September 30, 2021:
2021 Share Repurchase Authorization	953,681	$93.34	$89
Total cash paid for share repurchases for the nine months ended September 30, 2022 and 2021 was $420 million and $78 million, respectively. Cash payments made during the reporting period may differ from the total purchase price, including commissions and fees, due to the timing of payments.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Ordinary Shares—The changes in the outstanding amounts of ordinary shares are as follows:

	Nine Months Ended September 30,
	2022	2021
Ordinary shares outstanding:
Beginning balance	329,536,389	334,015,220
Share-based compensation	273,943	415,857
Employee stock purchase plan	210,504	149,956
Purchase of ordinary shares	(4,397,754)	(953,681)
Ending balance	325,623,082	333,627,352
Treasury Shares—The changes in the amounts of treasury shares held by the Company are as follows:

	Nine Months Ended September 30,
	2022	2021
Ordinary shares held as treasury shares:
Beginning balance	10,675,605	6,030,408
Share-based compensation	(273,943)	(415,857)
Employee stock purchase plan	—	(50,006)
Purchase of ordinary shares	4,397,754	953,681
Ending balance	14,799,416	6,518,226
Accumulated Other Comprehensive Loss—The components of, and after-tax changes in, Accumulated other comprehensive loss as of and for the nine months ended September 30, 2022 and 2021 are presented in the following tables:

Millions of dollars	Financial Derivatives	Defined Benefit Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustments	Total
Balance – December 31, 2021	$(354)	$(528)	$(921)	$(1,803)
Other comprehensive income (loss) before reclassifications	490	53	(236)	307
Tax expense before reclassifications	(113)	(12)	(119)	(244)
Amounts reclassified from accumulated other comprehensive loss	(219)	121	—	(98)
Tax (expense) benefit	55	(28)	—	27
Net other comprehensive income (loss)	213	134	(355)	(8)
Balance – September 30, 2022	$(141)	$(394)	$(1,276)	$(1,811)

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Millions of dollars	Financial Derivatives	Unrealized Gains (Losses) on Available -for-Sale Debt Securities	Defined Benefit Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustments	Total
Balance – December 31, 2020	$(426)	$1	$(752)	$(766)	$(1,943)
Other comprehensive income (loss) before reclassifications	311	(1)	—	(92)	218
Tax expense before reclassifications	(69)	—	—	(35)	(104)
Amounts reclassified from accumulated other comprehensive loss	(142)	—	66	—	(76)
Tax (expense) benefit	32	—	(10)	—	22
Net other comprehensive income (loss)	132	(1)	56	(127)	60
Balance – September 30, 2021	$(294)	$—	$(696)	$(893)	$(1,883)
The amounts reclassified out of each component of Accumulated other comprehensive loss are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item on the Consolidated Statements of Income
Millions of dollars	2022	2021	2022	2021
Reclassification adjustments for:
Financial derivatives:
Commodities	$(22)	$(14)	$(54)	$(18)	Cost of sales
Foreign currency	(67)	(60)	(169)	(128)	Interest expense
Interest rates	1	1	4	4	Interest expense
Income tax benefit	22	17	55	32	Provision for income taxes
Financial derivatives, net of tax	(66)	(56)	(164)	(110)

Amortization of defined pension items:
Settlement loss	6	20	100	24	Other income (expense), net
Actuarial loss	5	14	18	40	Other income (expense), net
Prior service cost	1	—	3	2	Other income (expense), net
Income tax expense	(2)	(6)	(28)	(10)	Provision for income taxes
Defined pension items, net of tax	10	28	93	56

Total reclassifications, before tax	(76)	(39)	(98)	(76)
Income tax benefit	20	11	27	22	Provision for income taxes
Total reclassifications, after tax	$(56)	$(28)	$(71)	$(54)	Amount included in net income

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Redeemable Non-controlling Interests
Our redeemable non-controlling interests relate to shares of cumulative perpetual special stock (“redeemable non-controlling interest stock”) issued by a consolidated subsidiary. As of September 30, 2022 and December 31, 2021, we had 113,471 and 115,374 shares of redeemable non-controlling interest stock outstanding, respectively. These shares may be redeemed at any time at the discretion of the holders. During the three and nine months ended September 30, 2022, 1,903 shares were redeemed for approximately $2 million.
In February, May and August 2022, we paid cash dividends of $15.00 per share to our redeemable non-controlling interest shareholders of record as of January 15, 2022, April 15, 2022 and July 15, 2022, respectively. Dividends totaled $5 million for each of the nine months ended September 30, 2022 and 2021.
12.    Per Share Data
Basic earnings per share is based upon the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share includes the effect of certain stock option and other equity-based compensation awards. Our unvested restricted stock units contain non-forfeitable rights to dividend equivalents and are considered participating securities. We calculate basic and diluted earnings per share under the two-class method.
Earnings per share data is as follows:

	Three Months Ended September 30,
	2022		2021
Millions of dollars	Continuing Operations	Discontinued Operations	Continuing Operations	Discontinued Operations
Net income (loss)	$573	$(1)	$1,763	$(1)
Dividends on redeemable non-controlling interests	(2)	—	(2)	—
Net income attributable to participating securities	—	—	(4)	—
Net income (loss) attributable to ordinary shareholders – basic and diluted	$571	$(1)	$1,757	$(1)

Millions of shares, except per share amounts
Basic weighted average common stock outstanding	326	326	334	334
Effect of dilutive securities	1	1	—	—
Potential dilutive shares	327	327	334	334

Earnings per share:
Basic	$1.75	$—	$5.25	$—
Diluted	$1.75	$—	$5.25	$—

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Nine Months Ended September 30,
	2022		2021
Millions of dollars	Continuing Operations	Discontinued Operations	Continuing Operations	Discontinued Operations
Net income (loss)	$3,539	$(3)	$4,892	$(1)
Dividends on redeemable non-controlling interests	(5)	—	(5)	—
Net income attributable to participating securities	(9)	—	(12)	—
Net income (loss) attributable to ordinary shareholders – basic and diluted	$3,525	$(3)	$4,875	$(1)

Millions of shares, except per share amounts
Basic weighted average common stock outstanding	327	327	334	334
Effect of dilutive securities	1	1	—	—
Potential dilutive shares	328	328	334	334

Earnings per share:
Basic	$10.77	$(0.01)	$14.58	$—
Diluted	$10.75	$(0.01)	$14.57	$—

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
Summarized financial information concerning reportable segments is shown in the following tables for the periods presented:

	Three Months Ended September 30, 2022
Millions of dollars	O&P– Americas	O&P– EAI	I&D	APS	Refining	Technology	Other	Total
Sales and other operating revenues:
Customers	$2,300	$2,767	$3,229	$1,294	$2,506	$154	$—	$12,250
Intersegment	1,266	181	54	—	246	19	(1,766)	—
	3,566	2,948	3,283	1,294	2,752	173	(1,766)	12,250
Income (loss) from equity investments	19	(39)	(6)	—	—	—	—	(26)
EBITDA	559	(83)	360	66	106	92	8	1,108
Capital expenditures	69	52	245	20	22	25	6	439

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Three Months Ended September 30, 2021
Millions of dollars	O&P– Americas	O&P– EAI	I&D	APS	Refining	Technology	Other	Total
Sales and other operating revenues:
Customers	$3,071	$3,262	$2,851	$1,280	$2,050	$186	$—	$12,700
Intersegment	1,337	196	43	6	238	52	(1,872)	—
	4,408	3,458	2,894	1,286	2,288	238	(1,872)	12,700
Income from equity investments	29	66	9	—	—	—	—	104
EBITDA	1,568	474	348	121	41	155	(16)	2,691
Capital expenditures	72	54	327	20	17	22	2	514

	Nine Months Ended September 30, 2022
Millions of dollars	O&P– Americas	O&P– EAI	I&D	APS	Refining	Technology	Other	Total
Sales and other operating revenues:
Customers	$7,184	$9,786	$10,219	$4,124	$8,467	$465	$—	$40,245
Intersegment	4,046	638	169	3	793	83	(5,732)	—
	11,230	10,424	10,388	4,127	9,260	548	(5,732)	40,245
Income (loss) from equity investments	81	(39)	(17)	—	—	—	—	25
EBITDA	2,375	264	1,581	309	672	307	1	5,509
Capital expenditures	305	250	673	50	48	81	10	1,417

	Nine Months Ended September 30, 2021
Millions of dollars	O&P– Americas	O&P– EAI	I&D	APS	Refining	Technology	Other	Total
Sales and other operating revenues:
Customers	$7,770	$9,342	$7,086	$3,882	$4,784	$479	$—	$33,343
Intersegment	3,220	618	160	10	575	107	(4,690)	—
	10,990	9,960	7,246	3,892	5,359	586	(4,690)	33,343
Income from equity investments	94	263	32	—	—	—	—	389
EBITDA	4,011	1,594	1,126	385	(150)	341	(13)	7,294
Capital expenditures	219	141	717	55	62	64	27	1,285
In April 2022 we announced our decision to cease operation of our Houston Refinery no later than the end of 2023. We determined that exiting the refining business by the end of next year is the best strategic and financial path forward for the company. Our exit of the refining business progresses our decarbonization goals, and the site’s prime location gives us more options for advancing our future strategic objectives, including circularity. In the interim, we will continue serving the fuels market and consider potential alternatives for the site.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

In connection with the planned exit from the refinery business, we expensed accelerated lease amortization costs and personnel costs of $36 million and $48 million, respectively, during the third quarter of 2022. We also recorded liabilities for asset retirement obligations of $121 million at September 30, 2022. We expect to expense additional costs primarily consisting of accelerated amortization of operating lease assets of approximately $200 million to $300 million, personnel costs of approximately $50 million to $80 million, and other charges of approximately $50 million to $100 million. We intend to proceed with an orderly shut-down and do not expect to recognize these charges all at once, but rather over time.
As of September 30, 2022, we had $473 million and $533 million of renewable identification numbers reflected in Prepaid expenses and other current assets and Accrued liabilities, respectively, for our refinery business.
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
A reconciliation of EBITDA to Income from continuing operations before income taxes is shown in the following table for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2022	2021	2022	2021
EBITDA:
Total segment EBITDA	$1,100	$2,707	$5,508	$7,307
Other EBITDA	8	(16)	1	(13)
Less:
Depreciation and amortization expense	(318)	(351)	(933)	(1,016)
Interest expense	(70)	(126)	(202)	(366)
Add:
Interest income	7	1	13	8
Income from continuing operations before income taxes	$727	$2,215	$4,387	$5,920

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
OVERVIEW
During the third quarter of 2022 our results declined compared to the second quarter of 2022. Higher energy costs, new supply and weaker markets pressured global petrochemical margins. Global demand for our products utilized in consumer packaging remained stable, but demand from durable goods markets softened. In Europe, olefins, polyolefins and intermediate chemicals markets encountered significantly higher energy costs and weak demand. In response to these challenging conditions, we postponed the restart of our ethylene cracker in France until the first quarter of 2023 and reduced operating rates across our global asset base to match lower demand. In China, markets remained weak due to zero-COVID measures and tepid growth. In North America, new supply and inventory destocking led to declines in polyolefins prices. The impacts of higher energy, raw material, labor and transportation costs were reflected in our Advanced Polymers Solutions results. Our oxyfuels and refining businesses continued to earn margins above historical averages. Lastly we launched our value enhancement program, which we expect will generate $750 million in recurring annual EBITDA by the end of 2025.
During the first nine months of 2022 our results decreased compared to the first nine months of 2021, primarily due to lower results in our O&P—Americas segment driven by lower olefin margins, and in our O&P—EAI segment driven by lower volumes and margins across most businesses, lower income from equity investments and the unfavorable impacts of foreign exchange. These declines were partially offset by higher margins in our Refining and Intermediates & Derivatives segments.
During the third quarter and first nine months of 2022 we generated $1,414 million and $4,515 million in cash from operating activities, respectively. We remain committed to a disciplined approach to capital allocation. During the first nine months of 2022 we paid dividends of $2,859 million to shareholders, which included a special dividend and increased quarterly dividend, and repurchased $420 million worth of our shares.

Results of operations for the periods discussed are presented in the table below:

	Three Months Ended		Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
Millions of dollars	2022	2022	2022	2021
Sales and other operating revenues	$12,250	$14,838	$40,245	$33,343
Cost of sales	11,088	12,267	34,491	26,463
Impairments	—	69	69	—
Selling, general and administrative expenses	319	329	976	927
Research and development expenses	31	32	95	91
Operating income	812	2,141	4,614	5,862
Interest expense	(70)	(58)	(202)	(366)
Interest income	7	4	13	8
Other income (expense), net	4	(86)	(63)	27
(Loss) income from equity investments	(26)	22	25	389
Income from continuing operations before income taxes	727	2,023	4,387	5,920
Provision for income taxes	154	378	848	1,028
Income from continuing operations	573	1,645	3,539	4,892
Loss from discontinued operations, net of tax	(1)	(1)	(3)	(1)
Net income	572	1,644	3,536	4,891
Other comprehensive income (loss), net of tax –
Financial derivatives	23	102	213	132
Unrealized losses on available-for-sale debt securities	—	—	—	(1)
Defined benefit pension and other postretirement benefit plans	51	78	134	56
Foreign currency translations	(169)	(161)	(355)	(127)
Total other comprehensive (loss) income, net of tax	(95)	19	(8)	60
Comprehensive income	$477	$1,663	$3,528	$4,951

RESULTS OF OPERATIONS
Revenues—Revenues decreased by $2,588 million, or 17%, in the third quarter of 2022 compared to the second quarter of 2022. Average sales prices were lower for many of our products as sales prices generally correlate with crude oil prices, which decreased relative to the second quarter of 2022 coupled with lower demand across most of our segments and increased industry supply in our O&P—Americas and I&D segments. These lower prices led to a 12% decrease in revenue. Lower volumes driven by reduced demand resulted in a 3% decrease in Revenues. Unfavorable foreign exchange impacts resulted in a 2% decrease in Revenues.
Revenues increased by $6,902 million, or 21%, in the first nine months of 2022 compared to the first nine months of 2021. Average sales prices were higher for many of our products as sales prices generally correlate with crude oil prices, which increased relative to the first nine months of 2021. These higher prices led to a 22% increase in revenue. Higher volumes driven by improved demand resulted in a 3% increase in Revenues. Unfavorable foreign exchange impacts resulted in a 4% decrease in Revenues.
Cost of Sales—Cost of sales decreased by $1,179 million, or 10%, in the third quarter of 2022 compared to the second quarter of 2022. These decreases were primarily related to lower feedstock costs.
Cost of sales increased $8,028 million, or 30%, in the first nine months of 2022 compared to the first nine months of 2021. These increases were primarily related to higher feedstock and energy costs.
Operating Income—Operating income decreased by $1,329 million, or 62%, in the third quarter of 2022 compared to the second quarter of 2022. Operating income in our O&P—Americas, I&D, Refining, O&P— EAI, APS and Technology segments decreased $377 million, $345 million, $324 million, $207 million, $62 million, and $24 million, respectively.
Operating income decreased by $1,248 million, or 21%, in the first nine months of 2022 compared to the first nine months of 2021. Operating income in our O&P—Americas, O&P—EAI, APS and Technology segments decreased by $1,598 million, $998 million, $73 million and $27 million, respectively. These decreases were partially offset by increases in Operating income in our Refining and I&D segments of $868 million and $565 million, respectively.
Results for each of our business segments are discussed further in the Segment Analysis section below.
Income from Equity Investments—Income from our equity investments decreased by $48 million, or 218%, in the third quarter of 2022 compared to the second quarter of 2022 and by $364 million, or 94%, in the first nine months of 2022 compared to the first nine months of 2021. The decrease in the third quarter of 2022 compared to the second quarter of 2022 was primarily driven by decreases in our O&P—EAI segment primarily driven by lower margins for joint ventures in the Middle East and Europe. The decrease in the first nine months of 2022 compared to the first nine months of 2021 was primarily driven by decreases in our O&P—EAI segment as a result of margin compression largely attributable to decreased spreads for our integrated cracker joint venture in China, which remained challenged by weak markets due to zero-COVID measures and logistical challenges.
Income Taxes—Our effective income tax rate for the third quarter of 2022 was 21.2% compared with 18.7% for the second quarter of 2022. The higher effective tax rate for the third quarter of 2022 is primarily attributable to decreased exempt income and return to accrual adjustments of 5.1% and 1.9% respectively. These increases were partially offset by a 5.3% decrease in our effective income tax rate due to changes in pre-tax income in countries with varying statutory tax rates.
Our effective income tax rate for the first nine months of 2022 was 19.3% compared with 17.4% for the first nine months of 2021. In the first nine months of 2021, we benefited from return to accrual adjustments primarily associated with a step-up of certain Italian assets to fair market value and benefits resulting from the Coronavirus Aid, Relief, and Economic Security Act, also known as “CARES Act” of 2.0% and 1.1%, respectively; such benefits did not impact our effective tax rate in the first nine months of 2022. These increases were partially offset by 1.4% decrease in our effective income tax rate due to changes in pre-tax income in countries with varying statutory tax rates.
Our income tax results are discussed further in Note 9 to the Consolidated Financial Statements.

Comprehensive Income—Comprehensive income decreased by $1,186 million in the third quarter of 2022 compared to the second quarter of 2022, and by $1,423 million in the first nine months of 2022 compared to the first nine months of 2021, primarily due to declines in net income. The activities from the remaining components of Comprehensive income are discussed below.
Financial derivatives designated as cash flow hedges, primarily our forward-starting interest rate swaps, led to a decrease in Comprehensive income of $79 million in the third quarter of 2022 compared to the second quarter of 2022, and an increase of $81 million in the first nine months of 2022 compared to the first nine months of 2021 due to periodic changes in the benchmark interest rates, combined with less notional outstanding during the third quarter of 2022.
Defined benefit pension and other postretirement benefit plans led to an increase in Comprehensive income of $78 million in the first nine months of 2022 compared to the first nine months of 2021, primarily resulting from pension settlements.
We recognized additional foreign currency translation losses in Comprehensive income of $228 million in the first nine months of 2022 compared to the first nine months of 2021, primarily due to the strengthening of the U.S. dollar relative to the euro.
See Note 7, 8 and 11 to our Consolidated Financial Statements for further discussions.

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
Revenues and the components of EBITDA for the periods presented are reflected in the table below:

	Three Months Ended		Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
Millions of dollars	2022	2022	2022	2021
Sales and other operating revenues:
O&P—Americas segment	$3,566	$4,069	$11,230	$10,990
O&P—EAI segment	2,948	3,714	10,424	9,960
I&D segment	3,283	3,766	10,388	7,246
APS segment	1,294	1,425	4,127	3,892
Refining segment	2,752	3,788	9,260	5,359
Technology segment	173	194	548	586
Other, including intersegment eliminations	(1,766)	(2,118)	(5,732)	(4,690)
Total	$12,250	$14,838	$40,245	$33,343
Operating income (loss):
O&P—Americas segment	$391	$768	$1,887	$3,485
O&P—EAI segment	(86)	121	173	1,171
I&D segment	290	635	1,393	828
APS segment	38	100	226	299
Refining segment	98	422	668	(200)
Technology segment	82	106	281	308
Other, including intersegment eliminations	(1)	(11)	(14)	(29)
Total	$812	$2,141	$4,614	$5,862
Depreciation and amortization:
O&P—Americas segment	$149	$144	$437	$427
O&P—EAI segment	43	42	132	150
I&D segment	83	81	245	264
APS segment	26	25	80	83
Refining segment	9	2	11	58
Technology segment	8	10	28	34
Total	$318	$304	$933	$1,016
Income (loss) from equity investments:
O&P—Americas segment	$19	$29	$81	$94
O&P—EAI segment	(39)	(1)	(39)	263
I&D segment	(6)	(6)	(17)	32
Total	$(26)	$22	$25	$389

	Three Months Ended		Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
Millions of dollars	2022	2022	2022	2021
Other income (expense), net:
O&P—Americas segment	$—	$(36)	$(30)	$5
O&P—EAI segment	(1)	(3)	(2)	10
I&D segment	(7)	(35)	(40)	2
APS segment	2	(7)	3	3
Refining segment	(1)	(6)	(7)	(8)
Technology segment	2	(4)	(2)	(1)
Other, including intersegment eliminations	9	5	15	16
Total	$4	$(86)	$(63)	$27
EBITDA:
O&P—Americas segment	$559	$905	$2,375	$4,011
O&P—EAI segment	(83)	159	264	1,594
I&D segment	360	675	1,581	1,126
APS segment	66	118	309	385
Refining segment	106	418	672	(150)
Technology segment	92	112	307	341
Other, including intersegment eliminations	8	(6)	1	(13)
Total	$1,108	$2,381	$5,509	$7,294

Olefins and Polyolefin—Americas Segment
Overview—EBITDA in the third quarter of 2022 decreased compared to second quarter of 2022 driven by a decline in olefins and polyolefins margins. EBITDA decreased in the first nine months of 2022 relative to the first nine months of 2021 primarily driven by lower olefins margins.
Ethylene Raw Materials—We have flexibility to vary the raw material mix and process conditions in our U.S. olefins plants in order to maximize profitability as market prices fluctuate for both feedstocks and products. Although prices of crude-based liquids and natural gas liquids are generally related to crude oil and natural gas prices, during specific periods the relationships among these materials and benchmarks may vary significantly. In the third and second quarters of 2022, and the first nine months of 2022 and 2021, approximately 65% to 75% of the raw materials used in our North American crackers was ethane.
The following table sets forth selected financial information for the O&P—Americas segment including Income from equity investments, which is a component of EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
Millions of dollars	2022	2022	2022	2021
Sales and other operating revenues	$3,566	$4,069	$11,230	$10,990
Income from equity investments	19	29	81	94
EBITDA	559	905	2,375	4,011

Revenue—Revenues for our O&P—Americas segment decreased by $503 million, or 12%, in the third quarter of 2022 compared to the second quarter of 2022 and increased by $240 million, or 2%, in the first nine months of 2022 compared to the first nine months of 2021.

Third quarter of 2022 versus second quarter of 2022—Lower average sales prices resulted in a revenue decrease of 16% primarily driven by lower demand and an increase in industry supply for polyethylene and polypropylene. Revenue increased by 4% as a result of higher sales volumes for olefins.

First nine months of 2022 versus first nine months of 2021—Higher average sales prices for co-products resulted in a 1% increase in revenue primarily driven by higher demand combined with tight market conditions. Higher sales volumes resulted in a revenue increase of 1% as the first nine months of 2021 were impacted by the effects of unusually cold temperatures and associated electrical power outages that led to shutdowns of manufacturing facilities in Texas.

EBITDA—EBITDA decreased by $346 million, or 38%, in the third quarter of 2022 compared to the second quarter of 2022 and decreased by $1,636 million, or 41%, in the first nine months of 2022 compared to the first nine months of 2021.

Third quarter of 2022 versus second quarter of 2022—Lower olefins results led to a 22% decrease in EBITDA primarily due to lower margins driven by lower co-product prices along with a decline in the average sales price of ethylene. Lower polyethylene results led to a 17% decrease in EBITDA due to lower margins driven by lower average sales prices.

First nine months of 2022 versus first nine months of 2021—Lower olefins results led to a 33% decrease in EBITDA due to lower margins driven by higher feedstock and energy costs coupled with a decline in the average sales price of ethylene. Lower polyethylene results led to a 4% decrease in EBITDA. This change was driven by lower margins as a result of lower spreads partially offset by higher volumes. Lower polypropylene results led to a 3% decrease in EBITDA. Approximately 65% of this change was driven by lower margins as a result of lower spreads with the remainder due to a decrease in volumes due to unplanned downtime.
Olefins and Polyolefin—Europe, Asia, International Segment
Overview—EBITDA decreased in the third quarter of 2022 compared to the second quarter of 2022 primarily due to lower margins across all businesses and an increase in loss from equity investments. EBITDA decreased in the first nine months of 2022 relative to the first nine months of 2021 as a result of lower margins and volumes across all businesses, lower income from equity investments and the unfavorable impacts of foreign exchange.
During the first nine months of 2022, we had planned and unplanned maintenance resulting in ethylene cracker operating rates of approximately 70% of capacity compared to 95% of capacity during the nine months ended September 30, 2021.
Ethylene Raw Materials—In Europe, naphtha is the primary raw material for our ethylene production and represented approximately 70% of the raw materials used in the third and second quarters of 2022 and the first nine months of 2022 and 2021.
The following table sets forth selected financial information for the O&P—EAI segment including Income from equity investments, which is a component of EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
Millions of dollars	2022	2022	2022	2021
Sales and other operating revenues	$2,948	$3,714	$10,424	$9,960
(Loss) income from equity investments	(39)	(1)	(39)	263
EBITDA	(83)	159	264	1,594

Revenue—Revenues decreased by $766 million, or 21%, in the third quarter of 2022 compared to the second quarter of 2022 and increased by $464 million, or 5%, in the first nine months of 2022 compared to the first nine months of 2021.
Third quarter of 2022 versus second quarter of 2022—Lower average sales prices resulted in a 14% decrease in revenue as sales prices generally correlate with crude oil prices, which on average, decreased compared to the second quarter of 2022, coupled with lower demand driven by higher energy costs. Unfavorable foreign exchange impacts resulted in a revenue decrease of 4%. Lower volumes resulted in a revenue decrease of 3% primarily due to lower demand.

First nine months of 2022 versus first nine months of 2021—Higher average sales prices resulted in a 19% increase in revenue as sales prices generally correlate with crude oil prices, which on average, increased compared to the first nine months of 2021. Unfavorable foreign exchange impacts resulted in a revenue decrease of 8%. Lower volumes resulted in a revenue decrease of 6% primarily due to lower demand along with planned and unplanned maintenance.

EBITDA—EBITDA decreased by $242 million, or 152%, in the third quarter of 2022 compared to the second quarter of 2022 and by $1,330 million, or 83%, in the first nine months of 2022 compared to the first nine months of 2021.

In the second quarter of 2022, we recognized a $69 million non-cash impairment charge in conjunction with the sale of our polypropylene manufacturing facility located in Australia, see Note 13 to the Consolidated Financial Statements for additional information. The charge resulted in a 43% increase in EBITDA for the third quarter of 2022 compared to the second quarter of 2022 and a 4% decrease in EBITDA for the first nine months of 2022 compared to the first nine months of 2021.
Third quarter of 2022 versus second quarter of 2022—Lower polyethylene and polypropylene results led to a 118% decrease in EBITDA primarily driven by lower margins as a result of higher energy costs and lower spreads due to decreased demand. Lower olefins results led to a 47% decrease in EBITDA primarily driven by lower margins as a result of lower ethylene and co-product prices. Increased losses from our equity investments led to a decrease in EBITDA of 25% mainly attributable to lower margins in the Middle East and Europe. Unfavorable foreign exchange impacts resulted in a 6% decrease in EBITDA.
First nine months of 2022 versus first nine months of 2021—Lower polyethylene and polypropylene results led to a 33% decrease in EBITDA. Approximately 65% of the change was driven by decreased margins resulting from higher energy costs and lower spreads with the remainder due to a decrease in volumes driven by lower demand. Lower olefins results led to a 21% decrease in EBITDA, which was equally driven by lower volumes due to planned and unplanned maintenance and lower margins resulting from higher feedstock and energy costs which outpaced increased ethylene prices. Lower income from our equity investments led to a decrease in EBITDA of 19% mainly attributable to lower spreads. Unfavorable foreign exchange impacts resulted in an 8% decrease in EBITDA.

Intermediates and Derivatives Segment
Overview—EBITDA decreased in the third quarter of 2022 compared to the second quarter of 2022, primarily driven by margin compression across most businesses. EBITDA increased in the first nine months of 2022 compared to the first nine months of 2021, primarily driven by oxyfuels and related products margin improvements.
The following table sets forth selected financial information for the I&D segment including Income from equity investments, which is a component of EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
Millions of dollars	2022	2022	2022	2021
Sales and other operating revenues	$3,283	$3,766	$10,388	$7,246
(Loss) income from equity investments	(6)	(6)	(17)	32
EBITDA	360	675	1,581	1,126

Revenue—Revenues decreased by $483 million, or 13%, in the third quarter of 2022 compared to the second quarter of 2022 and increased by $3,142 million, or 43%, in the first nine months of 2022 compared to the first nine months of 2021.
Third quarter of 2022 versus second quarter of 2022—Lower average sales prices resulted in a 14% decrease in revenue as sales prices generally correlate with crude oil prices, which, on average, decreased compared to the second quarter of 2022, coupled with lower demand and increased industry supply. Unfavorable foreign exchange impacts resulted in a revenue decrease of 2%. Sales volumes improved resulting in a 3% increase in revenue, largely due to the absence of planned and unplanned outages experienced during the second quarter of 2022.
First nine months of 2022 versus first nine months of 2021—Higher average sales prices resulted in a 36% increase in revenue as sales prices generally correlate with crude oil prices, which, on average, increased compared to the same period in 2021, coupled with lower industry supply. Sales volumes improved resulting in an 11% increase in revenue as the first nine months of 2021 were impacted by unusually cold temperatures and associated electrical power outages that led to shutdowns of our manufacturing facilities in Texas. Unfavorable foreign exchange impacts resulted in a revenue decrease of 4%.
EBITDA—EBITDA decreased by $315 million, or 47%, in the third quarter of 2022 compared to the second quarter of 2022 and increased by $455 million, or 40%, in the first nine months of 2022 compared to the first nine months of 2021.
In the second quarter of 2022, we recognized a non-cash pension settlement loss of $37 million, see Note 8 to the Consolidated Financial Statements for additional information. This loss resulted in a 5% increase in EBITDA for the third quarter of 2022 compared to the second quarter of 2022 and a 3% decrease in EBITDA for the first nine months of 2022 compared to the first nine months of 2021.

Third quarter of 2022 versus second quarter of 2022—Intermediate chemicals and oxyfuels and related products results decreased EBITDA by 31% and 14%, respectively, primarily driven by lower margins due to lower average sales prices. Propylene oxide and derivatives results led to an EBITDA decrease of 8%. Approximately 65% of the change was due to lower margins driven by higher energy costs and lower average sales prices with the remainder due to lower volumes resulting from lower demand.
First nine months of 2022 versus first nine months of 2021—Oxyfuels and related products results increased EBITDA by 48% primarily driven by margin improvement as a result of higher sales prices. Propylene oxide and derivatives results increased EBITDA by 6% which was equally driven by improved margins due to tight market supply and increased volumes due to higher demand. Unfavorable foreign exchange impacts resulted in a 5% decrease in EBITDA. Lower income from our equity investments led to a decrease in EBITDA of 4% mainly attributable to margin compression in Asia.

Advanced Polymer Solutions Segment
Overview—EBITDA in the third quarter of 2022 relative to the second quarter of 2022 was lower due to a decline in the results of both advanced polymers and compounding and solutions. EBITDA in the first nine months of 2022 relative to the first nine months of 2021 was lower due to a decline in compounding and solutions results partially offset by improved advanced polymers results.
The following table sets forth selected financial information for the APS segment:

	Three Months Ended		Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
Millions of dollars	2022	2022	2022	2021
Sales and other operating revenues	$1,294	$1,425	$4,127	$3,892
EBITDA	66	118	309	385

Revenue—Revenues decreased by $131 million, or 9%, in the third quarter of 2022 compared to the second quarter of 2022 and increased by $235 million, or 6%, in the first nine months of 2022 compared to the first nine months of 2021.
Third quarter of 2022 versus second quarter of 2022—Foreign exchange impacts resulted in a revenue decrease of 4%. Average sales price decreased resulting in a 3% decrease in revenue as sales prices generally correlate with crude oil prices, which, on average, decreased compared to the second quarter of 2022. Sales volumes decreased resulting in a 2% decrease in revenue stemming from lower demand.
First nine months of 2022 versus first nine months of 2021—Average sales price increased resulting in a 18% increase in revenue as sales prices generally correlate with crude oil prices, which, on average, increased compared to the first nine months of 2021. Foreign exchange impacts resulted in a revenue decrease of 9%. Sales volumes decreased resulting in a 3% decrease in revenue stemming from constraints in automotive production as a result of component shortages.
EBITDA—EBITDA decreased by $52 million, or 44%, in the third quarter of 2022 compared to the second quarter of 2022 and by $76 million, or 20%, in the first nine months of 2022 compared to the first nine months of 2021.
In the second quarter of 2022, we recognized a non-cash pension settlement loss of $8 million, see Note 8 to the Consolidated Financial Statements for additional information. The loss resulted in a 7% increase in EBITDA for the third quarter of 2022 compared to the second quarter of 2022 and a 2% decrease in EBITDA for the first nine months of 2022 compared to the first nine months of 2021.
Third quarter of 2022 versus second quarter of 2022—Advanced polymers and compounding and solutions results led to an EBITDA decrease of 31% and 19%, respectively. Approximately 70% of the change for both advanced polymers and compounding and solutions was due to lower margins driven by higher costs with the remainder due to lower volumes resulting from lower demand.
First nine months of 2022 versus first nine months of 2021—Compounding and solutions results led to an EBITDA decrease of 20%. Approximately 60% of the change was due to lower volumes as described above with the remainder driven by margin compression. Advanced polymers results increased by 6% driven by margin improvements due to higher spreads. Unfavorable foreign exchange impacts resulted in a EBITDA decrease of 7%.

Refining Segment
Overview—EBITDA decreased in the third quarter of 2022 relative to the second quarter of 2022 due to lower margins and planned downtime. EBITDA increased in the first nine months of 2022 compared to the first nine months of 2021 due to higher margins.

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

	Three Months Ended		Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
Millions of dollars	2022	2022	2022	2021
Sales and other operating revenues	$2,752	$3,788	$9,260	$5,359
EBITDA	106	418	672	(150)

Thousands of barrels per day
Heavy crude oil processing rates	215	252	241	220

Market margins, dollars per barrel
Brent - 2-1-1	$33.18	$47.83	$34.45	$14.00
Brent - Maya differential	13.35	8.00	9.95	5.97
Total Maya 2-1-1	$46.53	$55.83	$44.40	$19.97

Revenue—Revenues decreased by $1,036 million, or 27%, in the third quarter of 2022 compared to the second quarter of 2022 and increased by $3,901 million, or 73%, in the first nine months of 2022 compared to the first nine months of 2021.

Third quarter of 2022 versus second quarter of 2022—Lower product prices led to a revenue decrease of 15% due to an average Brent crude oil price decrease of approximately $14 per barrel. Sales volumes declined resulting in a 12% decrease in revenue due to planned downtime.

First nine months of 2022 versus first nine months of 2021—Higher product prices led to a revenue increase of 62% due to an average Brent crude oil price increase of approximately $35 per barrel. Sales volumes increased resulting in a 11% increase in revenue due to improved demand as refined products markets recovered from the impacts of the COVID-19 pandemic and improved supply as the first nine months of 2021 were impacted by planned and unplanned outages, including the effects of unusually cold temperatures and associated electrical power outages that led to shutdowns of our manufacturing facilities in Texas.

EBITDA—EBITDA decreased by $312 million, or 75%, in the third quarter of 2022 compared to the second quarter of 2022 and increased by $822 million, or 548%, in the first nine months of 2022 compared to the first nine months of 2021.

In April 2022 we announced our decision to cease operation of our Houston Refinery no later than the end of 2023. In the third quarter of 2022, we expensed accelerated lease amortization costs and personnel costs of $36 million and $48 million, respectively, see Note 13 to the Consolidated Financial Statements for additional information. These costs resulted in a 20% and 56% decrease in EBITDA for the third quarter of 2022 compared to the second quarter of 2022 and the first nine months of 2022 compared to the first nine months of 2021, respectively.

Third quarter of 2022 versus second quarter of 2022—EBITDA decreased approximately 38% due to margin declines as a result of a decrease in the Maya 2-1-1 market margin with the remainder due to lower volumes as a result of planned downtime.

First nine months of 2022 versus first nine months of 2021—Volumes increased as demand improved for refined products which resulted in a 15% increase in EBITDA. The remaining increase in EBITDA was driven by margin improvements due to an increase in the Maya 2-1-1 market margin.
Technology Segment
Overview—EBITDA decreased in the third quarter of 2022 compared to the second quarter of 2022 from lower licensing revenues together with lower catalyst margins and volumes. EBITDA decreased in the first nine months of 2022 relative to the first nine months of 2021 driven by lower licensing revenues and the unfavorable impacts of foreign exchange partly offset by higher catalyst volumes.
The following table sets forth selected financial information for the Technology segment:

	Three Months Ended		Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
Millions of dollars	2022	2022	2022	2021
Sales and other operating revenues	$173	$194	$548	$586
EBITDA	92	112	307	341

Revenue—Revenues decreased by $21 million, or 11%, in the third quarter of 2022 compared to the second quarter of 2022 and by $38 million, or 6%, in the first nine months of 2022 compared to the first nine months of 2021.

Third quarter of 2022 versus second quarter of 2022—Unfavorable foreign exchange impacts decreased revenue by 5%. Lower catalyst volumes resulted in a 4% decrease in revenue due to lower demand. Licensing revenues decreased by 1% as fewer contracts reached significant milestones during the quarter. Changes in average catalyst sales price resulted in a revenue decrease of 1%.

First nine months of 2022 versus first nine months of 2021—Unfavorable foreign exchange impacts resulted in an 9% decrease in revenue. Lower licensing revenues resulting from fewer contracts reaching significant milestones drove a 2% decrease in revenue. Changes in average catalyst sales price resulted in a 1% decrease in revenue. Higher catalyst volumes resulted in a 6% increase in revenue primarily driven by strong demand.

EBITDA—EBITDA decreased by $20 million, or 18%, in the third quarter of 2022 compared to the second quarter of 2022 and by $34 million, or 10%, in the first nine months of 2022 compared to the first nine months of 2021.

Third quarter of 2022 versus second quarter of 2022—Lower licensing revenues resulting from fewer contracts reaching significant milestones drove a 6% decrease in EBITDA. Lower catalyst margins resulted in an EBITDA decrease of 6% due to higher energy costs and lower catalyst volumes decreased EBITDA by 4% driven by lower demand. Unfavorable foreign exchange impacts resulted in a 4% decrease in EBITDA.

First nine months of 2022 versus first nine months of 2021—Lower licensing revenues resulting from fewer contracts reaching significant milestones drove a 10% decrease in EBITDA. Unfavorable foreign exchange impacts resulted in an EBITDA decrease of 9%. Higher catalyst volumes driven by stronger demand resulted in an EBITDA increase of 8%.

FINANCIAL CONDITION
Operating, investing and financing activities of continuing operations, which are discussed below, are presented in the following table:

	Nine Months Ended September 30,
Millions of dollars	2022	2021
Cash provided by (used in):
Operating activities	$4,515	$4,616
Investing activities	(1,433)	(797)
Financing activities	(2,929)	(3,627)
Operating Activities—Cash provided by operating activities of $4,515 million in the first nine months of 2022 primarily reflected earnings adjusted for non-cash items and by the main components of working capital—Accounts receivable, Inventories and Accounts payable.
In the first nine months of 2022, the main components of working capital used $267 million of cash driven primarily by an increase in Inventories partially offset by a decrease in Accounts receivable and an increase in Accounts payable. The increase in Inventories was primarily due to inventory build following planned and unplanned outages. The decrease in Accounts receivable was driven by lower revenues across most businesses primarily driven by lower average sales prices and lower sales volume. The increase in Accounts payable was primarily driven by higher energy costs and higher raw material costs for our Refining and I&D segments.
Cash provided by operating activities of $4,616 million in the first nine months of 2021 reflected earnings adjusted for non-cash items and cash used by the main components of working capital.
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
Investing Activities—Capital expenditures in the first nine months of 2022 totaled $1,417 million compared to $1,285 million in the first nine months of 2021. Approximately 50% and 60% of our capital expenditures in the first nine months of 2022 and 2021, respectively, was for profit-generating growth projects, primarily our PO/TBA plant, with the remaining expenditures supporting sustaining maintenance. See Note 13 to the Consolidated Financial Statements for additional information regarding capital expenditures by segment.
We invest cash in investment-grade and other high-quality instruments that provide adequate flexibility to redeploy funds as needed to meet our cash flow requirements while maximizing yield.
In the first nine months of 2022 and 2021, we received proceeds of $8 million and $309 million, respectively, from the liquidation of our investment in equity securities. Additionally, in the first nine months of 2021, we received proceeds of $346 million from maturities of certain available-for-sale debt securities.
In the first nine months of 2021 we made an equity contribution of $104 million to form Ningbo ZRCC LyondellBasell New Material Company Limited, a 50/50 joint venture with China Petroleum & Chemical Corporation. The joint venture constructed a new propylene oxide and styrene monomer unit in Zhenhai Ningbo, China which began production in January 2022. The joint venture is included in our I&D segment.

In July 2022, foreign currency contracts with an aggregate notional value of €500 million expired. Upon settlement of these foreign currency contracts, we paid €500 million ($501 million at the expiry spot rate) to our counterparties and received $614 million from our counterparties.
In July 2021, foreign currency contracts with an aggregate notional value of €300 million expired. Upon settlement of these foreign currency contracts, we paid €300 million ($355 million at the expiry spot rate) to our counterparties and received $358 million from our counterparties.
Financing Activities—We made dividend payments totaling $2,859 million, which included a combination of a special dividend of $5.20 per share and an increased quarterly dividend, and $1,110 million in the first nine months of 2022 and 2021, respectively. Additionally, in the first nine months of 2022 and 2021, we made payments of $420 million and $78 million to repurchase outstanding ordinary shares, respectively.
In the first nine months of 2022 and 2021, we received net proceeds of $96 million and made net repayments of $103 million, respectively, related to the issuance and repurchase of commercial paper instruments under our commercial paper program.
In the first nine months of 2022, we received a return of collateral of $238 million related to the positions held with our counterparties for certain forward-starting interest rate swaps.
In the first nine months of 2021, we repaid $1,450 million, $325 million and $500 million outstanding under our $4,000 million senior unsecured delayed draw term loan credit facility due March 2022, 4% Guaranteed Notes due 2023 and 2.875% Guaranteed notes due 2025, respectively.
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

Cash and Liquid Investments
As of September 30, 2022, we had Cash and cash equivalents totaling $1,480 million, which includes $919 million in jurisdictions outside of the U.S., primarily held in countries within the European Union and China. There are currently no legal or economic restrictions that would materially impede our transfers of cash.
Credit Arrangements
At September 30, 2022, we had total debt, including current maturities, of $11,316 million. Additionally, we had $209 million of outstanding letters of credit, bank guarantees and surety bonds issued under uncommitted credit facilities to support trade payables and other obligations.

We had total unused availability under our credit facilities of $3,850 million at September 30, 2022, which included the following:
•$2,950 million under our $3,250 million Senior Revolving Credit Facility, which backs our $2,500 million commercial paper program. Availability under this facility is net of outstanding borrowings, outstanding letters of credit provided under the facility and notes issued under our commercial paper program. At September 30, 2022, we had $300 million of outstanding commercial paper, net of discount, and no borrowings or letters of credit outstanding under this facility; and
•$900 million under our $900 million U.S. Receivables Facility. Availability under this facility is subject to a borrowing base of eligible receivables, which is reduced by outstanding borrowings and letters of credit, if any. At September 30, 2022, we had no borrowings or letters of credit outstanding under this facility.
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
Share Repurchases
In May 2022, our shareholders approved a proposal to authorize us to repurchase up to 34.0 million ordinary shares, through November 27, 2023, which superseded any prior repurchase authorizations. Our share repurchase authorization does not have a stated dollar amount, and purchases may be made through open market purchases, private market transactions or other structured transactions. Repurchased shares could be retired or used for general corporate purposes, including for various employee benefit and compensation plans. The maximum number of shares that may yet be purchased is not necessarily an indication of the number of shares that will ultimately be purchased. In the first nine months of 2022, we purchased approximately 4.4 million shares under our share repurchase authorizations for $406 million.
As of October 26, 2022, we had approximately 31.7 million shares remaining under the current authorization. The timing and amounts of additional shares repurchased, if any, will be determined based on our evaluation of market conditions and other factors, including any additional authorizations approved by our shareholders. For additional information related to our share repurchase authorizations, see Note 11 to the Consolidated Financial Statements.
CURRENT BUSINESS OUTLOOK
In October, demand from consumer packaging, oxyfuels and refining markets remains strong. Nonetheless, persistent inflation and high energy costs coupled with weaker seasonal demand are likely to drive further margin compression across most of the company's businesses in the fourth quarter. Challenging conditions are expected to continue in European and Asian markets. To match the global demand outlook, we expect fourth quarter average operating rates of 75% for assets in our O&P—Americas segment, 60% for European assets in our O&P—EAI segment and 75% for assets in our I&D segment. The company remains watchful for market improvements in China.
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
•our ability to successfully implement initiatives identified pursuant to our value enhancement program and generate anticipated earnings;
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
Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market and regulatory risks is described in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2021. Our exposure to such risks has not changed materially in the nine months ended September 30, 2022.

Item 4.    CONTROLS AND PROCEDURES
As of September 30, 2022, with the participation of our management, our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial and accounting officer) carried out an evaluation, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Act”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022.
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
In September 2013, U.S. Environmental Protection Agency Region V issued a Notice and Finding of Violation alleging violations at our Morris, Illinois facility related to flaring activity. In July 2022, we entered into a final settlement agreement providing for a civil penalty of $324,000 and the installation of monitoring and control equipment. The consent decree approving the settlement was entered by the court and is now effective.
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
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Authorizations	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Authorizations
July 1 - July 31	1,137,656	$86.29	1,137,656	32,328,895
August 1 - August 31	588,164	$88.17	588,164	31,740,731
September 1 - September 30	—	$—	—	31,740,731
Total	1,725,820	$86.93	1,725,820	31,740,731
On May 27, 2022, our shareholders approved a share repurchase authorization of up to 34,026,947 shares of our ordinary shares, through November 27, 2023, which superseded any prior repurchase authorizations. The maximum number of shares that may yet be purchased is not necessarily an indication of the number of shares that will ultimately be purchased.
Item 4.    MINE SAFETY DISCLOSURES
Not applicable.

Item 6.     EXHIBITS

Exhibit Number	Description

10.1+*	Appointment letter for Torkel Rhenman dated September 27, 2022

10.2+*	Appointment letter for Ken Lane dated September 26, 2022

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32*	Certifications pursuant to 18 U.S.C. Section 1350

101.INS*	XBRL Instance Document–The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

+ Management contract or compensatory plan, contract or arrangement
* Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LYONDELLBASELL INDUSTRIES N.V.

Date:	October 28, 2022	/s/ Chukwuemeka A. Oyolu
Chukwuemeka A. Oyolu
Senior Vice President,
Chief Accounting Officer and Investor Relations
(Principal Accounting Officer)