Form 10-K
period 2022-12-31
LyondellBasell Industries N.V.
filed 2023-02-23
CIK 1489393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☑  No
The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price on that date of $87.46, was $22.4 billion. For purposes of this disclosure, in addition to the registrant’s executive officers and members of its Board of Directors, the registrant has included Access Industries, LLC and its affiliates as “affiliates.”
The registrant had 325,992,173 shares outstanding at February 21, 2023 (excluding 14,430,325 treasury shares).
Documents incorporated by reference:
Portions of the 2023 Proxy Statement, in connection with the Company’s 2023 Annual Meeting of Shareholders (in Part III), as indicated herein.

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
•if crude oil prices are low relative to U.S. natural gas prices, we could see less benefit from low-cost natural gas and natural gas liquids and it could have a negative effect on our results of operations;
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
•our ability to acquire or dispose of product lines or businesses could disrupt our business and harm our financial condition;
•uncertainties associated with worldwide economies could create reductions in demand and pricing, as well as increased counterparty risks, which could reduce liquidity or cause financial losses resulting from counterparty default;
•uncertainties related to the extent of the COVID-19 pandemic due to local or regional spread of the virus;
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
•if we are unable to achieve our emission reduction, circularity, or other sustainability targets, it could result in reputational harm, changing investor sentiment regarding investment in our stock or a negative impact on our access to and cost of capital;
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
SEGMENTS
We manage our operations through six operating segments. Our reportable segments are:
•Olefins and Polyolefins-Americas (“O&P-Americas”). Our O&P-Americas segment produces and markets olefins and co-products, polyethylene and polypropylene.
•Olefins and Polyolefins-Europe, Asia, International (“O&P-EAI”). Our O&P-EAI segment produces and markets olefins and co-products, polyethylene and polypropylene.
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

Financial information about our business segments and geographical areas can be found in Note 20 to the Consolidated Financial Statements. Information about the locations where we produce our primary products can be found under “Description of Properties.” No single customer accounted for 10% or more of our total revenues in 2022, 2021 or 2020.
Olefins and Polyolefins Segments Generally
We are one of the leading worldwide producers of olefins and polyethylene (“PE”) and we are the world’s second largest producer of polypropylene (“PP”). We manage our olefin and polyolefin business in two reportable segments, O&P-Americas and O&P-EAI.
Olefins & Co-products—Ethylene is the most significant petrochemical in terms of worldwide production volume and is the key building block for PE and many other chemicals and plastics. Ethylene is produced by steam cracking hydrocarbons such as ethane, propane, butane and naphtha. This production results in co-products such as aromatics and other olefins, including propylene and butadiene. Ethylene and its co-products are fundamental to many parts of the economy, including the production of consumer products, packaging, housing and automotive components and other durable and nondurable goods. Olefins & co-products sales accounted for approximately 9%, 11% and 9% of our consolidated revenues in 2022, 2021 and 2020.
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
Polyethylene—We produce high density polyethylene (“HDPE”), low density polyethylene (“LDPE”) and linear low-density polyethylene (“LLDPE”). PE sales accounted for approximately 19%, 22% and 21% of our consolidated revenues in 2022, 2021 and 2020, respectively.
Polypropylene—We produce PP homopolymers and copolymers. PP sales accounted for approximately 13%, 17% and 16% of our consolidated revenues in 2022, 2021 and 2020, respectively.
Olefins and Polyolefins-Americas Segment
Overview—Our O&P-Americas segment produces and markets olefins and co-products, polyethylene and polypropylene.
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
Joint Venture Relationships—We have a 50% interest in Louisiana Integrated PolyEthylene JV LLC (“Louisiana Joint Venture”) which provides us with capacity of approximately 770 thousand tons of ethylene and 445 thousand tons of low density and linear-low density PE production per year. We operate the joint venture assets and market the polyethylene off-take for all partners through our global sales team. We also participate in a joint venture in Mexico, which provides us with capacity of approximately 290 thousand tons of PP production per year. We do not hold a majority interest in or have operational control of this joint venture.
The capacities are based on our percentage ownership of the joint venture’s total capacity.
Raw Materials—Raw material cost is the largest component of the total cost to produce ethylene and its co-products. The primary raw materials used in our Americas olefin facilities are natural gas liquids (“NGLs”) and heavy liquids. Heavy liquids include crude oil-based naphtha and other refined products, as well as condensate, a very light crude oil resulting from natural gas production. NGLs include ethane, propane and butane. The use of heavy liquid raw materials results in the production of significant volumes of co-products such as propylene, butadiene and benzene, as well as gasoline blending components, while the use of NGLs results in the production of fewer co-products.
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

Based on published capacity data and including our proportionate share of joint ventures, we believe as of December 31, 2022, we were:
•the third largest producer of ethylene in North America, with ethylene capacity of 6.2 million tons per year;
•the third largest producer of PE in North America with capacity of 4.1 million tons per year; and
•the second largest producer of PP in North America, with capacity of 1.9 million tons per year, including approximately 280 thousand tons of Catalloy capacity reported within our Advanced Polymer Solutions segment.
Olefins and Polyolefins-Europe, Asia, International Segment
Overview—Our O&P-EAI segment produces and markets olefins and co-products, polyethylene and polypropylene.
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
Our regional sales offices are in various locations, including The Netherlands, Hong Kong, China, India and the United Arab Emirates. We also operate through a worldwide network of local sales and representative offices in Europe and Asia. Our joint ventures described below typically manage their domestic sales and marketing efforts independently, and we typically operate as their agent for all or a portion of their exports.
Joint Venture Relationships—We participate in several manufacturing joint ventures in Saudi Arabia, China, Poland, South Korea, Thailand and The Netherlands. We do not hold majority interests in any of these joint ventures, nor do we have operational control. These joint ventures provide us with additional annual production capacity of approximately 1.6 million tons of PP, approximately 1.2 million tons of olefins and approximately 770 thousand tons of PE. These capacities are based on our percentage ownership interest in the joint ventures’ total capacities.
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
The principal raw materials used in the production of polyolefins are propylene and ethylene. In Europe, we have the capacity to produce approximately 60% of the propylene requirements for our European PP production and all of the ethylene requirements for our European PE production. Propylene and ethylene requirements that are not produced internally are generally acquired pursuant to long-term contracts with third party suppliers or via spot purchases.

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
Based on published capacity data and including our proportionate share of our joint ventures, we believe as of December 31, 2022, we were:
•the fifth largest producer of ethylene in Europe with an ethylene capacity of 1.9 million tons per year;
•the largest producer of PE in Europe with 2.1 million tons per year of capacity; and
•the largest producer of PP in Europe with 2.7 million tons per year of capacity, including approximately 280 thousand tons of Catalloy capacity reported within our Advanced Polymer Solutions segment.
Intermediates and Derivatives Segment
Overview—Our I&D segment produces and markets propylene oxide (“PO”) and its derivatives, oxyfuels and related products, and intermediate chemicals such as styrene monomer (“SM”), acetyls, and ethylene oxides and derivatives.
PO and Derivatives—We produce PO through two distinct technologies, one of which yields tertiary butyl alcohol (“TBA”) as the co-product and the other of which yields SM as the co-product. The two technologies are mutually exclusive with dedicated assets for manufacturing either PO/TBA or PO/SM. PO is an intermediate commodity chemical and is a precursor of polyols, propylene glycol, propylene glycol ethers and butanediol. PO and derivatives are used in a variety of durable and consumable items with key applications such as polyurethanes used for insulation, automotive/furniture cushioning, coatings, surfactants, synthetic resins and several other household usages. We constructed a world-scale PO/TBA plant in Houston, Texas with start-up activities on track for the first quarter of 2023, for a total cost of approximately $3.7 billion. This plant has the capacity to produce 470 thousand tons of PO and 1.0 million tons of TBA per year.
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

Sales & Marketing / Customers—We sell our PO and derivatives through multi-year sales and processing agreements as well as spot sales. Some of our sales agreements have cost plus pricing terms. PO and derivatives are transported by barge, marine vessel, pipeline, railcar and tank truck.
We sell our oxyfuels and related products under market and cost-based sales agreements and in the spot market. Oxyfuels are transported by barge, marine vessel and tank truck and are used as octane blending components worldwide outside of the U.S. due to their blending characteristics and emission benefits. C4 chemicals, such as high-purity isobutylene, are sold to producers of synthetic rubber and other chemical products primarily in the U.S. and Europe, and are transported by railcar, tank truck, pipeline and marine shipments. The sales of oxyfuels and related products accounted for approximately 11% of our consolidated revenues in 2022 and 8% of consolidated revenues in each of 2021 and 2020.
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
Sales of our PO and derivatives, oxyfuels and related products, and intermediate chemicals are made by our marketing and sales personnel, and also through distributors in the Americas, Europe, the Middle East, Africa and the Asia-Pacific region.
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
We also have two joint venture manufacturing relationships in China with China Petroleum & Chemical Corporation (“Sinopec”). The first joint venture provides us with production capacity of approximately 50 thousand tons of PO per year. The second joint venture, which began production in January 2022, provides us with annual production capacity of approximately 140 thousand tons of PO and 300 thousand tons of SM. These capacities are based on our operational share of the joint ventures’ total capacities. We market our share of the joint ventures production in the Chinese market.
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
In the U.S., we obtain a large portion of our propylene, benzene and ethylene raw materials needed for the production of PO and its co-products from our O&P-Americas segment and to a lesser extent from third parties. Raw materials for the non-U.S. production of PO and its co-products are obtained from our O&P-EAI segment and from third parties. We consume a significant portion of our internally produced PO in the production of PO derivatives.
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
Based on published capacity data and including our proportionate share of our joint ventures, we believe as of December 31, 2022, we were:
•the second largest producer of PO worldwide; and
•the second largest producer of oxyfuels worldwide.
Advanced Polymer Solutions Segment
Overview—Our APS segment produces and markets compounding and solutions, such as polypropylene compounds, engineered plastics, masterbatches, colors and powders, engineered composites and advanced polymers, which include Catalloy and polybutene-1 polyolefin resins. In the first quarter of 2023, our Catalloy and polybutene-1 products, previously reflected in our APS segment, will be transferred to and reflected in our O&P-Americas and O&P-EAI segments.
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
Sales & Marketing / Customers—Our products are sold through our global sales organization to a broad base of established customers and distributors. These products are transported to our customers primarily by either truck or bulk rail. The sales of compounding and solutions products accounted for approximately 8%, 9% and 12% of our consolidated revenues in 2022, 2021 and 2020, respectively.

Joint Venture Relationships—We participate in several manufacturing joint ventures in Saudi Arabia, Indonesia and Thailand. We hold majority interests and have operational control of the joint ventures in Indonesia. We do not hold majority interests in any of the remaining joint ventures, nor do we have operational control. These ventures provide us with additional production capacity of approximately 70 thousand tons of compounding and solutions. These capacities are based on our percentage ownership interest in the joint ventures’ total capacities.
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
The principal raw materials used in the production of advanced polymers are ethylene, propylene and butene-1. Ethylene and propylene requirements that are not produced internally and externally supplied butene-1 are acquired through long-term contracts with third party suppliers or via spot purchases.
Our ability to pass through the increased cost of raw materials to customers is dependent on global market demand. In general, the pricing for purchases and sales of most products is determined by global market forces.
Industry Dynamics / Competition—With respect to product competition, the market is influenced and based on a variety of factors, including product development, price, product quality, product delivery, reliability of supply, product performance and customer service. We compete with regional and multinational marketers and producers of plastic resins and compounds. As polypropylene compounds are largely utilized in the automotive industry, we are also exposed to the volatility of this industry, which has significantly decreased since 2019.
Based on published capacity data and including our proportionate share of our joint ventures, we believe as of December 31, 2022, we were the largest global producer of polypropylene compounds.
Refining Segment
Overview—The primary products of our Refining segment are refined products made from heavy, high-sulfur crude oil and other crude oils of varied types and sources available on the U.S. Gulf Coast. These refined products include gasoline and distillates.
Sales & Marketing / Customers—The Houston refinery’s products are primarily sold in bulk to other refiners, marketers, distributors and wholesalers at market-related prices. Most of the Houston refinery’s products are sold under contracts with a term of one year or less or are sold in the spot market. The Houston refinery’s products generally are transported to customers via pipelines and terminals owned and operated by other parties. The sales of refined products accounted for approximately 22% of our consolidated revenues in 2022 and 16% of consolidated revenues in each of 2021 and 2020.
Raw Materials—Our Houston refinery, which is located on the Houston Ship Channel in Houston, Texas, has a crude oil processing capacity of approximately 268 thousand barrels per day on a calendar day basis (normal operating basis), or approximately 292 thousand barrels per day on a stream day basis (maximum achievable over a 24-hour period). The Houston refinery is a full conversion refinery designed to refine heavy, high-sulfur crude oil. This crude oil is more viscous and denser than traditional crude oil and contains higher concentrations of sulfur and heavy metals, making it more difficult to refine into gasoline and other high-value fuel products. As a result, high-sulfur crude oil has historically been less costly to purchase than light, low-sulfur crude oil. U.S. production is predominantly light sweet crude and much of the heavy crude has generally been imported from Canada, Mexico and other global producers, which has at times been subject to supply disruptions.
We purchase the crude oil used as a raw material for the Houston refinery on the open market on a spot basis and under a number of supply agreements with regional producers, generally with terms varying from three months to one year.

Industry Dynamics / Competition—Our refining competitors are major integrated oil companies, refineries owned or controlled by foreign governments and independent domestic refiners. Based on published data, as of January 2022, there were 130 operable crude oil refineries in the U.S., and total U.S. refinery capacity was approximately 18 million barrels per day. During 2022, the Houston refinery processed an average of approximately 238 thousand barrels per day of heavy crude oil.
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
A crack spread is a benchmark indication of refining margins based on the processing of a specific type of crude oil into an assumed selection of major refined products. The Houston refinery generally tracks the Maya 2-1-1 crack spread, which represents the difference between the current month U.S. Gulf Coast price of two barrels of Maya crude oil as set by Petróleos Mexicanos and one barrel each of U.S. Gulf Coast Reformulated Blendstock for Oxygen Blending Gasoline and of U.S. Gulf Coast Ultra Low Sulfur Diesel. While these benchmark refining spreads are generally indicative of the level of profitability at the Houston refinery and similarly configured refineries, there are many other factors specific to each refinery and the industry in general, such as the value of refinery by-products, which influence operating results. Refinery by-products are products other than gasoline and distillates that represent about one-third of the total product volume, and include coke, sulfur, and lighter materials such as NGLs and crude olefins streams. The cost of Renewable Identification Numbers (“RINs”), which are renewable fuel credits mandated by the U.S. Environmental Protection Agency (the “EPA”), can also affect profitability.
In April 2022 we announced our decision to cease operation of our Houston refinery no later than the end of 2023 after determining that exiting the refining business is our best strategic and financial path forward. Our exit of the refining business progresses our greenhouse gas (“GHG”) emission reduction goals, and the site’s prime location gives us more options for advancing our future strategic objectives, including circularity. In the interim, we will continue serving the fuels market.
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

In 2022, 2021 and 2020, our R&D expenditures were $124 million, $124 million and $113 million, respectively. A portion of these expenses are related to technical support and customer service and are allocated to the other business segments. In 2022, 2021, and 2020 approximately 45% of all R&D costs were allocated to business segments other than Technology.
GENERAL
Intellectual Property
We maintain an extensive patent portfolio and continue to file new patent applications in the U.S. and other countries. As of December 31, 2022, we owned approximately 6,000 patents and patent applications worldwide. Our patents and trade secrets cover our processes, products and catalysts and are significant to our competitive position, particularly with regard to PO, intermediate chemicals, petrochemicals, polymers and our process technologies. While we believe that our intellectual property provides competitive advantages, we do not regard our businesses as being materially dependent upon any single patent, trade secret or trademark. Some of our production capacity operates under licenses from third parties.
Environmental
Most of our operations are affected by national, state, regional and local environmental laws. Matters pertaining to the environment are discussed in Part I, Item 1A. Risk Factors; Part I, Item 3. Legal Proceedings; Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; and Notes 2 and 17 to the Consolidated Financial Statements.
We have made, and intend to continue to make, the expenditures necessary for compliance with applicable laws and regulations relating to environmental, health and safety matters. We incurred capital expenditures of $194 million in 2022 for health, safety and environmental compliance purposes and improvement programs, and estimate such expenditures to be approximately $325 million in 2023 and $300 million in 2024.
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
Sustainability
LyondellBasell has established sustainability goals focusing on three key areas: ending plastic waste, addressing climate change and advancing a thriving society. One of our sustainability goals is to produce and market at least two million metric tons of recycled and renewable-based polymers annually by 2030, which represents approximately 20% of our 2022 global sales of polyethylene and polypropylene. Since 2019, we have produced and marketed products with more than 175,000 metric tons of recycled and renewable content.
In December 2022 we announced more ambitious climate reduction goals, increasing our 2030 GHG emissions reduction target for scope 1 and scope 2 emissions from 30% to 42%, relative to a 2020 baseline. In addition, we established a 2030 scope 3 GHG emissions reduction target of 30%, relative to a 2020 baseline, to align with science-based guidance.
As we progress in our efforts to achieve our goal to produce and market two million metric tons of recycled and renewable-based products, the corresponding increases in recycling rates will positively impact scope 3 emissions. We expect the emissions reductions we will get from accomplishing this goal to be incremental to the plans we currently have to reduce our scope 3 emissions by 30% by 2030. We estimate approximately 1 million metric tons of scope 3 reductions coming from achieving our circularity ambition.

As announced in April 2022, we are planning to close our Houston refinery by the end of December 2023. This is expected to reduce scope 1 and scope 2 GHG emissions by more than 3 million metric tons annually and scope 3 emissions by approximately 40 million metric tons annually.
Certain GHG emissions reduction initiatives planned for implementation by 2030 are expected to begin in the near-term as we plan to leverage existing asset turnaround schedules for our largest sites. In 2024, our Wesseling site in Germany is planning implementation of process heat recovery projects, electrification of a large process turbine and optimization of steam demand, including phasing out the use of coal, reducing scope 1 emissions by 150 thousand metric tons annually when compared to the average for 2019 and 2020. In 2025, at our Channelview site in Texas we plan to optimize heated equipment through advanced digitization, efficiency improvements and fuel management.
Our previously announced goal to achieve net zero scope 1 and 2 GHG emissions from global operations by 2050 remains unchanged. Our ambition to achieve net zero by 2050 will need to be enabled by the development and deployment of new technology, including those related to cracker electrification, the use of hydrogen, carbon capture and storage and carbon utilization, across our manufacturing footprint.
We also aim to secure at least 50% of our global electricity from renewable sources by 2030. As of February 2023, we have executed eight power purchase agreements, achieving over half of our 2030 target. These agreements will generate over 2.6 million megawatt hours of renewable electricity annually and reduce our scope 2 emissions by nearly 1 million metric tons of carbon emissions.
To achieve our targets, we expect capital spending in the future will include investments to support lowering emissions in our operations. We also anticipate incurring costs for environmental compliance, including compliance with potential legislation and potential regulation related to climate change. We expect capital spending to support these ambitions will represent approximately 15% of total capital expenditures over the next two years. While many of the GHG emissions reduction projects are still in the early stages of development, we will evaluate, pursue and prioritize our GHG emission investments based on a rate of return for the project.
Human Capital
Our success as a company is tied to the passion, knowledge and talent of our global team. To achieve our vision of being the best operated and most valued company in the industry, we must attract top performers and equip them with the tools needed to continuously grow and leverage their potential.
Our Code of Conduct sets out our expectations on topics such as respecting fellow employees, anti-corruption, conflicts of interest, trade compliance, anti-trust and competition law, insider trading, sanctions, misconduct and political donations. It is available in seventeen languages on our company website. New employees are trained on the Code of Conduct and all employees receive annual refresher training. We also have a human rights policy that establishes our standards for workforce health and safety; prevention of discrimination, harassment and retaliation; diversity and inclusion; workplace security; working conditions and fair wages; freedom of association; freely chosen employment; and child labor protections.
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
Workplace Flexibility—We continued to support workplace flexibility in 2022 as a result of feedback we received from employees. Based in part on data from employee surveys, we enhanced our workplace flexibility initiative in early 2023 by offering up to three remote days per work week. These changes have helped to attract and retain employees. We will continue to study the effectiveness of this policy and will make changes, where necessary, to support business needs.

Global Talent Development and Engagement—To prepare our key individuals for advancement to larger roles, we tripled participation in our executive mentoring and peer learning programs. In addition, we launched a new program in partnership with external consultants to help diverse employees advance their leadership skills. Approximately 83% of our openings in leadership roles were filled by internal talent.
Demographics—As of December 31, 2022 we had approximately 19,300 employees. Our employee demographics, excluding temporary employees, consisted of the following:
U.S. Underrepresented population (“URP”) is based on reporting for the U.S. Equal Employment Opportunity Commission (“EEOC”), and includes employees who self-identify as Hispanic or Latino, Black or African American, Asian or Pacific Islander, Indian, Alaskan Native, Native Hawaiian or two or more races. Employees who self-identify as White or Caucasian are considered U.S. Non-Underrepresented.
Diversity, Equity, Inclusion—DEI remained a key focus in 2022. Our efforts reflect a holistic, multi-year strategy to improve representation, ensure fairness, and increase visibility and accountability to leadership.
Diversity (Representation)—The percentage of diverse employees on our Executive Committee, which reports directly to our CEO, increased from 18% in 2021 to 33% in 2022, and as of February 2023, has increased to 40%. Of the ten members on our Executive Committee, four are women, and together, our CEO and Executive Committee represent six different nationalities. This increase brings us closer to our long-term goals of achieving gender parity in global senior leadership. We are also committed to increasing the number of underrepresented senior leaders in the U.S. to reflect the general population ratio by 2032. To meet these targets, we have set short-term goals to increase the number of female senior leaders globally and the number of underrepresented senior leaders in the U.S. by 50% by 2027, relative to a 2022 baseline. These ambitious goals demonstrate our commitment to having a diverse group of company leaders.
To achieve these goals, we focused on enhancing our hiring, promotion and retention practices. With respect to hiring, we expanded our existing senior-level hiring practices to a larger group of positions. These practices include broader recruiting efforts, diverse interview panels and candidate slates, standardized interview questions and hiring-manager training. With respect to promotions, we launched a new program to help diverse employees advance their leadership skills. We also continued to develop and improve our internal talent programs. Through these efforts, we promoted 16% more women in 2022 than in 2021. Indeed, increased promotions of women were the main reason the number of women in senior leadership globally increased by 1% to 22% in 2022.

While we are making significant efforts, our progress towards our goals in 2022 was negatively impacted by increased attrition of both women and URP leaders. Despite increased hiring and promotions of URP employees, the number of URP senior leaders in the U.S. decreased by 1% from 2021 to 18% in 2022. We continue to analyze retention issues to understand attrition drivers and to enhance our employee engagement efforts. Other factors impacting our results were the challenging external talent market and the addition of new senior leadership roles due to the Company’s growth initiatives. We recognize that building talent pipelines and transforming culture takes time, and we remain committed to frequently assessing outcomes and developing programs that will advance these goals.
Equity (Fairness)—For the second consecutive year, we completed a pay equity review and performance analysis. Our pay equity review compared pay for like jobs and specifically focused on base pay for gender (globally) and ethnicity (U.S. only). Consistent with 2021 findings, the review reflected that pay is generally administered fairly with a small number of exceptions that should be remediated by the second quarter of 2023. We also confirmed that performance appraisals are generally administered fairly. Both of these annual review processes are now embedded in our HR processes.

The Company also implemented several practices to advance pay equity, including:

•Ensuring that job offers are based on the role, market competitiveness, and a candidate's level of proficiency and experience and not based on a candidate’s historical compensation;
•Modifying promotion practices to ensure pay fairness is applied consistently for internal candidates compared to external hires;
•Helping line managers conduct an internal equity review for their employees and, when necessary, making compensation adjustments; and
•Establishing a consistent framework for recognizing and retaining employees.

Finally, we conducted stakeholder workshops to strengthen our approach to pay equity and provide increased transparency to employees about pay practices.
Inclusion (Belonging)—We advanced our inclusion efforts by increasing the number of global employee networks from four to six, building a global diverse network of employees championing inclusion. Executive leaders serve as active sponsors for each network, and about 15% of our global workforce has joined at least one of our employee networks. We have network members present at 92% of our global sites, with 47% of members residing outside of the U.S. and 28% joining as allies of underrepresented groups. Network programming is strongly tied to career development and business and community impact, including engagement in strategy development activities with executives in 2022.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Our executive officers as of February 23, 2023 were as follows:

Name and Age	Significant Experience

Peter Vanacker, 56	Chief Executive Officer since May 2022.

President, Chief Executive Officer and Chair of the Executive Committee of Neste Corporation, a renewable products company From September 2018 to May 2022.

Chief Executive Officer and Managing Director of the CABB Group, a global supplier of fine and specialty chemicals from April 2015 to August 2018.

Tracey Campbell, 56	Executive Vice President, Sustainability and Corporate Affairs since October 2022.

Vice President, Public Affairs from November 2020 to September 2022.

Director, Polyolefins Asia Pacific from July 2018 to October 2020.

Director, North America Feedstock Supply from April 2015 to June 2018.

Trisha Conley, 50	Executive Vice President, People and Culture since February 2023.

Senior Vice President, People Development of Renewable Energy Group, a renewable energy company, from August 2020 to January 2023.

Vice President of Human Resources, Fuels North America and Head of Country (United States) for Downstream Human Resources at BP, a global energy provider, from July 2015 to July 2020.

Kim Foley, 56
Executive Vice President, Intermediates and Derivatives and Refining since October 2022.

Senior Vice President, HSE, Global Engineering and Turnarounds from August 2020 to September 2022.

Vice President, Health, Safety and Environment from October 2019 to July 2020.

Site Manager at Channelview from May 2017 to October 2019.

Dale Friedrichs, 59
Executive Vice President, Operational Excellence and HSE since October 2022.

Interim Executive Vice President, People and Culture from October 2022 to February 2023.

Senior Vice President, Human Resources and Global Projects from August 2020 to September 2022.

Vice President, Human Resources from October 2019 to July 2020.

Vice President, Health, Safety, Environment and Security from February 2017 to October 2019.

Name and Age	Significant Experience

James Guilfoyle, 52	Senior Vice President, O&P, Europe, Africa, Middle East and India since October 2022.

Executive Vice President, Advanced Polymer Solutions & Global Supply Chain from July 2018 to September 2022.

Senior Vice President, Global Intermediates & Derivatives and Global Supply Chain from February 2017 to July 2018.

Jeffrey Kaplan, 54	Executive Vice President and General Counsel since October 2022. Executive Vice President, Legal & Public Affairs and Chief Legal Officer from March 2015 to September 2022.

Kenneth (“Ken”) Lane, 54
Executive Vice President, Olefins & Polyolefins since October 2022.

Executive Vice President, Global Olefins and Polyolefins from July 2019 to September 2022.

Interim Chief Executive Officer from January 2022 to May 2022.

President, Monomers Division at BASF, a German chemical company, from January 2019 to July 2019.

President, Global Catalysts at BASF from June 2013 to December 2018.

Michael C. McMurray, 58	Executive Vice President and Chief Financial Officer since November 2019.

Senior Vice President and Chief Financial Officer at Owens Corning, a global manufacturer of insulation, roofing and fiberglass composites, from August 2012 to November 2019.

Torkel Rhenman, 59
Executive Vice President, Advanced Polymer Solutions since October 2022.

Executive Vice President, Intermediates & Derivatives, and Refining from August 2020 to September 2022.

Executive Vice President, Intermediates & Derivatives from July 2019 to July 2020.

Chief Executive Officer and Director of Lhoist Group, a privately held minerals and mining company, from 2012 to 2017.

Name and Age	Significant Experience

James Seward, 55	Executive Vice President and Chief Innovation Officer since October 2022.

Senior Vice President, Research & Development, Technology and Sustainability from August 2020 to September 2022.

Senior Vice President, Technology Business, Sustainability, and Olefins & Polyolefins, Europe, Asia and International Joint Venture Management from September 2018 to July 2020.

Vice President, Joint Ventures and International Marketing from May 2014 to August 2018.

Yvonne van der Laan, 51	Executive Vice President, Circular and Low Carbon Solutions since October 2022.

Senior Director, Global Circularity from May 2022 to September 2022.

Director, Olefins & Optimizations, Europe from September 2019 to April 2022.

Vice President, Industry & Bulk Cargo for the Port of Rotterdam, the largest seaport in Europe, from February 2016 to September 2019.

Description of Properties
Our principal manufacturing facilities as of December 31, 2022 are set forth below and are identified by the principal segment or segments using the facility. All of the facilities are wholly owned, except as otherwise noted.

Location	Segment

Americas
Bayport (Pasadena), Texas	I&D
Bayport (Pasadena), Texas(1)	I&D
Bayport (Pasadena), Texas	O&P-Americas
Channelview, Texas	O&P-Americas
Channelview, Texas(1)(2)	I&D
Chocolate Bayou, Texas	O&P-Americas
Clinton, Iowa	O&P-Americas
Corpus Christi, Texas	O&P-Americas
Edison, New Jersey	O&P-Americas
Houston, Texas	Refining
La Porte, Texas(3)	O&P-Americas
La Porte, Texas(3)	I&D
Lake Charles, Louisiana	O&P-Americas
Lake Charles, Louisiana	O&P-Americas
Matagorda, Texas	O&P-Americas
Morris, Illinois	O&P-Americas
Victoria, Texas†	O&P-Americas
Europe
Berre l’Etang, France	O&P-EAI
Botlek, Rotterdam, The Netherlands†	I&D
Brindisi, Italy	O&P-EAI
Carrington, UK†	O&P-EAI
Ferrara, Italy	O&P-EAI
Technology
Fos-sur-Mer, France†	I&D
Frankfurt, Germany†	O&P-EAI
Technology
Knapsack, Germany†	O&P-EAI
APS
Kerpen, Germany	APS
Ludwigshafen, Germany†	Technology
Maasvlakte, The Netherlands(4)†	I&D
Moerdijk, The Netherlands†	APS
Münchsmünster, Germany	O&P-EAI
Tarragona, Spain(5)†	O&P-EAI
APS
Wesseling, Germany	O&P-EAI
Asia-Pacific
Panjin, China(6)†	O&P-EAI
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
(4)The Maasvlakte plant is owned by the European PO joint venture and is located on land leased by the European PO joint venture.
(5)The Tarragona PP facility is located on leased land; the compounds facility is located on co-owned land.
(6)The Panjin facility is owned by the Bora LyondellBasell Petrochemical Co., Ltd. joint venture and is located on land leased by the joint venture.

Other Locations and Properties
We maintain executive offices in London, the United Kingdom; Rotterdam, The Netherlands; Houston, Texas and Hong Kong, China. We maintain research facilities in Lansing, Michigan; Channelview, Texas; Cincinnati, Ohio; Ferrara, Italy and Frankfurt, Germany. Our Asia-Pacific headquarters are in Hong Kong. We also have technical support centers in Bayreuth, Germany; Mumbai, India; and Tarragona, Spain. We have various sales facilities worldwide.
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
The costs of raw materials and energy represent a substantial portion of our operating expenses. Due to the significant competition we face and the commodity nature of many of our products we are not always able to pass on raw material and energy cost increases to our customers. When we do have the ability to pass on the cost increases, we are not always able to do so quickly enough to avoid adverse impacts on our results of operations. For example during 2022, increases in costs for energy and raw materials, and the related decline in demand for our products, resulted in the reduction of operating rates or delayed restart of operations at several of our sites in Europe.
Cost increases for raw materials, energy, or broad-based price inflation also increase working capital needs, which could reduce our liquidity and cash flow. Even if we are able to increase our sales prices to reflect these increases, demand for products may decrease as consumers and customers reduce their consumption or use substitute products, which may have an adverse impact on our results of operations. In addition, producers in natural gas cost-advantaged regions, such as the Middle East and North America, benefit from the lower prices of natural gas and NGLs. Competition from producers in these regions may cause us to reduce exports from Europe and elsewhere. Any such reductions may increase competition for product sales within Europe and other markets, which can result in lower margins in those regions.
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
Additionally, there is concern over the reliability of water sources, including around the U.S. Gulf Coast where several of our facilities are located. The decreased availability or less favorable pricing for water as a result of population growth, drought or regulation could negatively impact our operations, including by impacting our ability to produce or transport our products.
If our raw material or utility supplies were disrupted, our businesses would likely incur increased costs to procure alternative supplies or incur excessive downtime, which would have a negative impact on plant operations. Disruptions of supplies may occur as a result of transportation issues resulting from natural disasters, water levels, and interruptions in marine water routes, among other causes, that can affect the operations of vessels, barges, rails, trucks and pipeline traffic. These risks are particularly prevalent in the U.S. Gulf Coast area. Additionally, increasing exports of NGLs and crude oil from the U.S. or greater restrictions on hydraulic fracturing could restrict the availability of our raw materials, thereby increasing our costs.
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
We may use our $3,250 million revolving credit facility, which backs our commercial paper program, to meet our cash needs, to the extent available. As of December 31, 2022, we had no borrowings or letters of credit outstanding under the facility and $200 million, net of discount, outstanding under our commercial paper program, leaving an unused and available credit capacity of $3,050 million. We may also meet our cash needs by selling receivables under our $900 million U.S. Receivables Facility. As of December 31, 2022, we had availability of $794 million under this facility. In the event of a default under our credit facilities or any of our senior notes, we could be required to immediately repay all outstanding borrowings and make cash deposits as collateral for all obligations the facility supports, which we may not be able to do. Any default under any of our credit arrangements could cause a default under many of our other credit agreements and debt instruments. Without waivers from lenders party to those agreements, any such default could have a material adverse effect on our ability to continue to operate.
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
Failure to appropriately manage occupational safety, process safety, product safety, human health, product liability and environmental risks inherent in the chemical and refining businesses and associated with our products, product life cycles and production processes could result in unexpected incidents including releases, fires, or explosions resulting in personal injury, loss of life, environmental damage, loss of revenue, legal liability, and/or operational disruption. Public perception of the risks associated with our products and production processes could impact product acceptance and influence the regulatory environment in which we operate. While we have management systems, procedures and controls to manage these risks, issues could be created by events outside of our control, including natural disasters, severe weather events and acts of sabotage.
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
We own and operate large-scale facilities. Our operating results are dependent on the continued operation of our various production facilities and the ability to complete construction and maintenance projects on schedule. Interruptions at our facilities may materially reduce the productivity and profitability of a particular manufacturing facility, or our business as a whole, during and after the period of such operational difficulties. In recent years, we have had to shut down plants on the U.S. Gulf Coast, including the temporary shutdown of a portion of our Houston refinery, as a result of various hurricanes and cold weather events striking Texas and Louisiana. In addition, because the Houston refinery is our only refining operation, an outage at the refinery could have a particularly negative impact on our operating results as we do not have the ability to increase refining production elsewhere.
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
•storage tank leaks;
•other environmental risks; and
•cyber-attack or other terrorist acts.
Some of these hazards may cause severe damage to or destruction of property and equipment, personal injury, loss of life, environmental damage, legal liability resulting from government action or litigation, loss of revenue, suspension of operations or the shutdown of affected facilities.
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
Delays or cost increases related to capital spending programs involving engineering, procurement and construction of facilities could materially adversely affect our ability to achieve forecasted internal rates of return and operating results. For example, higher costs arising from delaying construction of our world-scale PO/TBA plant in Houston due to COVID-19, more extensive civil construction, and unexpected tariffs on materials increased our costs and impacted our projected rate of return on the project. Delays in making required changes or upgrades to our facilities could subject us to fines or penalties as well as affect our ability to contract with our customers and supply certain products we produce. Such delays or cost increases may arise as a result of unpredictable factors, many of which are beyond our control, including:
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
We may be required to reduce production or idle facilities for extended periods of time or exit certain businesses as a result of the cyclical nature of our industry. Specifically, oversupplies of or lack of demand for particular products or high raw material prices may cause us to reduce production. We may choose to reduce production at certain facilities because we have off-take arrangements at other facilities, which make any reductions or idling unavailable at those facilities. Any decision to permanently close facilities or exit a business would likely result in impairment and other charges to earnings. For example, in April 2022, the Finance Committee of the Board of Directors of the Company approved a plan to exit the refining business, resulting in the recognition of $187 million of expense. See Notes 7, 12 and 20 to the Consolidated Financial Statements for additional information regarding the planned exit.
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
Acquisitions or dispositions of assets or businesses could disrupt our business and harm our financial condition and stock price.
We continually evaluate the performance and strategic fit of all of our businesses and evaluate whether our businesses would benefit from acquisitions to enhance growth or dispositions that would align our footprint with our overall business strategy. These transactions pose risks and challenges that could negatively impact our business and financial statements.
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
Dispositions of assets or businesses involve risks, including difficulties in the separation of operations, services, products and personnel, the diversion of management's attention from other business concerns, the disruption of our business, the potential loss of key employees and the retention of uncertain environmental or other contingent liabilities related to the divested business. In addition, they may result in significant asset impairment charges, including those related to goodwill and other intangible assets, which could have a material adverse effect on our financial condition and results of operations. For example, in April 2022 we agreed to the sale of our Australian polypropylene business that resulted in a $69 million non-cash impairment charge, which impacted earnings. In the event we are unable to successfully divest a business or product line, we may be forced to wind down such business or product line, which could materially and adversely affect our results of operations and financial condition.

We cannot assure you that we will be successful in managing these or any other significant risks that we encounter in acquiring or divesting a business or product line, and any transaction we undertake could materially and adversely affect our business, financial condition, results of operations and cash flows, and may also result in a diversion of management attention, operational difficulties and losses.
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
The Company operates in multiple jurisdictions with complex legal and tax regulatory environments and is subject to taxes in the U.S. and non-U.S. jurisdictions. Significant changes to tax laws and regulations in these jurisdictions or their interpretation could have a material impact on our effective income tax rate. Our future effective income tax rates could also fluctuate based on, among other factors, changes in pre-tax income in countries with varying statutory tax rates, changes in valuation allowances, changes in foreign exchange gains/losses, the amount of exempt income, and changes in unrecognized tax benefits associated with uncertain tax positions. Our tax returns are periodically audited or subjected to review by tax authorities, and any adverse result of these examinations could also have an impact on our effective income tax rate and our results of operations. We regularly evaluate the likelihood of an adverse result of an examination, however, there is no assurance as to the ultimate outcome and impact.

Risks Related to Health, Safety, and the Environment
We cannot predict with certainty the extent of future costs under environmental, health and safety and other laws and regulations, and cannot guarantee they will not be material.
We may face liability arising out of the normal course of business, including alleged personal injury or property damage due to exposure to chemicals or other hazardous substances at our current or former facilities, or exposure to products or chemicals that we manufacture, handle or own. In addition, because our products are components of a variety of other end-use products, we, along with other members of the chemical industry, are subject to potential claims related to those end-use products. Any substantial increase in the success of these types of claims could negatively affect our operating results.
We are subject to extensive national, regional, state and local environmental laws, regulations, directives, rules and ordinances concerning pollution, protection of the environment, hazardous materials, health and safety, the security of our facilities, and the safety of our products. We generally expect that these requirements are likely to become more stringent over time. Changes to such laws could result in restrictions on our operations, denial of permits, loss of business opportunities, increased operating costs or additional capital expenditures. We could incur significant costs or operational restrictions due to violations of or liabilities under such laws and regulations in the form of fines, penalties, and injunctive relief. Any substantial liability under such laws could have a material adverse effect on our financial condition, results of operations and cash flows. Additionally, we are required to have permits for our businesses and are subject to licensing regulations. These permits and licenses are subject to renewal, modification and in some circumstances, revocation. Further, the permits and licenses are often difficult, time consuming and costly to obtain and could contain conditions that limit our operations.
We may incur substantial costs to comply with climate change legislation and related regulatory initiatives.
There has been a broad range of proposed or promulgated international, national and state laws focusing on greenhouse gas (“GHG”) emission reduction and global climate change. These proposed or promulgated laws apply or could apply in countries where we have interests or may have interests in the future. Laws and regulations in this field continue to evolve and, while they are likely to be increasingly widespread and stringent, at this stage it is not possible to accurately estimate either a timetable for implementation or our future compliance costs relating to implementation. Under the 2015 Paris Agreement, parties to the United Nations Framework Convention on Climate Change agreed to undertake ambitious efforts to reduce GHG emissions and strengthen adaptation to the effects of climate change.
Jurisdictions in which we operate, including, in particular, the European Union (EU), are preparing national legislation and protection plans to implement their emission reduction commitments under the Paris Agreement. In June 2021, the European Climate Law set legally binding targets of net zero GHG emissions by 2050, and a 55% reduction in GHG emissions by 2030. In December 2022, the EU announced forthcoming regulations to support the 2030 climate target, including a revision of the EU Emissions Trading System (ETS), and the introduction of a Carbon Border Adjustment Mechanism. Our operations in Europe participate in the ETS and we meet our obligations through a combination of free and purchased emission allowances. We anticipate the forthcoming regulations will result in an accelerated reduction of our free allowances and higher market prices for purchased allowances. These and other future regulations could result in increased costs, additional capital expenditures, and/or restrictions on operations.
In the U.S., addressing climate change is a stated priority of President Biden, and in February 2021, the U.S. recommitted to the Paris Agreement after having withdrawn in August 2017. The U.S. Environmental Protection Agency as well as several state governments have promulgated regulations directed at GHG emissions reductions from certain types of facilities. Additional regulations could be forthcoming at the U.S. federal or state level that could result in increased operating costs for compliance, required acquisition or trading of emission allowances, or compliance costs associated with additional regulatory frameworks for a range of potential carbon reduction projects, including carbon capture, use, and sequestration projects. Additionally, demand for the products we produce may be reduced.

Non-Governmental Organizations have been active in filing lawsuits against governments and private parties in various jurisdictions around the world seeking enforcement of existing laws and new requirements to reduce GHG emissions. In one case decided in the Netherlands in May 2021, plaintiffs obtained a ruling ordering Royal Dutch Shell to reduce its Scope 1, 2 and 3 carbon emissions by 45% by 2030. These types of laws, regulations, and litigation results could increase the cost of purchased energy and increase costs of compliance in various locations.
Compliance with climate regulations may result in increased permitting necessary for the operation of our business or for any of our growth plans. Difficulties in obtaining such permits could have an adverse effect on our future growth. In addition, any future potential climate regulations, legislation, or litigation results could impose additional operating restrictions or delays in implementing growth projects or other capital investments, require us to incur increased costs, and could have a material adverse effect on our business and results of operations.

Legislation and regulatory initiatives could lead to a decrease in demand for our products.
New or revised governmental regulations and independent studies relating to the effect of our products on health, safety and the environment may affect demand for our products and the cost of producing our products. Initiatives by governments and private interest groups will potentially result in increased toxicological testing and risk assessments of a wide variety of chemicals, including chemicals used or produced by us. New or revised legislation or regulations could result in additional use restrictions and/or bans of certain chemicals. For example, in the EU, the European Commission as part of its Green Deal published the Chemicals Strategy for Sustainability Towards a Toxic-Free Environment (“CSS”). The CSS sets forth far-reaching plans for introducing significant changes to the EU regulatory frameworks for chemicals including the Regulation on Registration, Evaluation, Authorization and Restriction of Chemicals (“REACH”), and the Classification, Labelling and Packaging Regulation (“CLP”) that could result in increased compliance costs, additional restrictions, and/or bans of chemicals used or produced by us. In the U.S., changes to the U.S. Environmental Protection Agency’s risk evaluation process under the Toxic Substances Control Act (“TSCA”) could also result in additional restrictions and/or bans of chemicals used or produced by us.
Assessments under TSCA, REACH or similar programs or regulations in other state or national jurisdictions may result in heightened concerns about the chemicals we use or produce and may result in additional requirements or bans being placed on the production, handling, labeling or use of those chemicals. Such concerns and additional requirements could also increase the cost incurred by our customers to use our chemical products and otherwise limit the use of these products, which could lead to a decrease in demand for these products. Such a decrease in demand could have an adverse impact on our business and results of operations.
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
There is a growing concern with the accumulation of plastic, including microplastics, and plastic waste in the environment. Additionally, plastics have recently faced increased public backlash and scrutiny, as well as governmental investigations and enforcement, and private litigation. Policy measures to address this concern are being discussed or implemented by governments at all levels. For example, on March 2, 2022, the United Nations Environment Assembly adopted a resolution to develop a new international legally binding instrument on plastic pollution with the ambition to complete the negotiations by the end of 2024. The European Union has been undertaking a series of actions under its Circular Economy Action Plan, including adoption of the Single Use Plastics Directive in 2019, which introduced policy measures for single use plastics including bans, product design requirements, extended producer responsibility obligations, and labeling requirements, and adoption of a proposed Packaging and Packaging Waste Regulation in 2022. In addition, a host of single-use plastic bans and taxes have been passed by countries around the world and states and municipalities throughout the U.S. Consumer deselection, increased regulation of, or prohibition on, the manufacturing or use of plastic or plastic products could limit the use of these products or increase the costs incurred by our customers to use such products, and could lead to a decrease in demand for PE, PP, and other products we make. Such a decrease in demand could adversely affect our business, operating results, and financial condition.
Failure to effectively and timely achieve our GHG emissions reduction goals could damage our reputation and have an adverse effect on the demand for our products.
In December 2022, we announced that we were increasing our GHG emissions reduction targets for 2030, while maintaining our previously announced goal to achieve net zero scope 1 and 2 GHG emissions by 2050. Our ability to achieve these goals depends on many factors, including the availability of technology, our ability to secure permits and emissions credits, evolving regulatory requirements, competitor actions, customer preferences, and our ability to reduce emissions from our operations through modernization and innovation, reduce the emissions intensity of the electricity we buy, and invest in renewables and low carbon energy. We may also not timely adapt to changes or methods in carbon pricing that could increase our costs and reduce our competitiveness. The cost associated with our GHG emissions reduction goals could be significant. Failure to achieve our emissions targets could result in reputational harm, enforcement or litigation, changing investor sentiment regarding investment in LyondellBasell or a negative impact on access to and cost of capital.
Failure to achieve our circularity goals could have an adverse effect on the demand for our products.
In September 2020, we announced a circularity goal of marketing at least two million metric tons of recycled and renewable-based polymers annually by 2030. Many of our customers also have goals to increase the recycled and renewable content in their own products and packaging. Our ability to achieve this goal depends on many factors, including the availability of collection and sortation infrastructure, evolving regulations on chemical recycling and recycled content, our ability to grow our circular and low carbon solutions business established in 2022, make investments in new technologies, expand the global footprint of our recycling facilities and joint ventures, secure access to feedstock, and manufacture recycled and low carbon products at commercial scale.
General Risk Factors
The COVID-19 pandemic could materially adversely affect our financial condition and results of operations.
In early 2020, responses to the COVID-19 pandemic caused significant economic disruption and adversely impacted the global economy, leading to reduced consumer spending and volatility in the global financial and commodities markets. The return to pre-pandemic economic activity continues to depend on the severity and transmission rate of the virus, the continued effectiveness of vaccines and treatments, and policy decisions made by governments in reaction to evolving local conditions. Any further global supply chain or economic disruption as a result of COVID-19 could have a material negative impact on our business, results of operations, access to sources of liquidity and financial condition.

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
Many of our businesses depend on our intellectual property. Our future success will depend in part on our ability to develop new technologies and protect our intellectual property rights, and our inability to do so could reduce our ability to maintain our competitiveness and margins.
We have a significant worldwide patent portfolio of issued and pending patents and our future results could be impacted by our ability to successfully develop and protect new processes and technologies. Our patents and patent applications, together with proprietary technical know-how, are significant to our competitive position, particularly with regard to PO, intermediate chemicals, polyolefins, licensing and catalysts. We rely on the patent, copyright and trade secret laws of the countries in which we operate to protect our investment in research and development, manufacturing and marketing. We operate plants, sell catalysts and products, participate in joint ventures, and license our process technology in many foreign jurisdictions, including those having heightened risks for intellectual property. In some of these instances, we must disclose at least a portion of our technology to third parties or regulatory bodies. In these cases, we rely primarily on contracts and trade secret laws to protect the associated trade secrets. However, we may be unable to prevent third parties from using our intellectual property without authorization. Proceedings to protect these rights could be costly, and we may not prevail.
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
Many of our current pension plans have projected benefit obligations that exceed the fair value of the plan assets. As of December 31, 2022, the aggregate deficit was $662 million. Any declines in the fair values of the pension plans’ assets could require additional payments by us in order to maintain specified funding levels.
Our pension plans are subject to legislative and regulatory requirements of applicable jurisdictions, which could include, under certain circumstances, local governmental authority to terminate the plan.
See Note 14 to the Consolidated Financial Statements for additional information regarding pensions and other post-retirement benefits.
Item 1B.    Unresolved Staff Comments.
None.
Item 3.     Legal Proceedings.
Environmental Matters
From time to time, we and our joint ventures receive notices or inquiries from government entities regarding alleged violations of environmental laws and regulations pertaining to, among other things, the disposal, emission and storage of chemical and petroleum substances, including hazardous wastes. U.S. Securities and Exchange Commission rules require disclosure of certain environmental matters when a governmental authority is a party to the proceedings and the proceedings involve potential monetary sanctions that we reasonably believe could exceed $300,000. The matters below are disclosed solely pursuant to that requirement and we do not believe that any of these proceedings will have a material impact on the Company’s Consolidated Financial Statements.
In connection with an enforcement initiative of EPA regarding flare emissions at petrochemical plants, we have settled with EPA and the U.S. Department of Justice in order to resolve claims initiated in July 2014, related to alleged improper operation and maintenance of flares at four of our U.S. facilities. The consent decree related to the settlement was entered by the U.S. District Court for the Southern District of Texas in January 2022. Under the terms of the settlement, we paid a penalty of $3.4 million in January 2022 and will conduct fence line monitoring and make investments in equipment at the facilities. The consent decree was amended in September 2022 to include flares at an additional facility, including a penalty of $324,000 that we paid in October 2022.
In March 2018, the Cologne, Germany local court issued a regulatory fine notice of €1.8 million arising from a pipeline leak near our Wesseling, Germany facility. We expect the Cologne prosecutor to issue a corresponding payment request, which will resolve the matter.

In February 2020, the State of Texas filed suit against Houston Refining, LP, a subsidiary of LyondellBasell, in Travis County District Court seeking civil penalties and injunctive relief for violations of the Texas Clean Air Act related to several emission events. In July 2020, Harris County, Texas petitioned to intervene in the lawsuit and the State added additional claims to its petition relating to self-reported deviations of Houston Refining’s air operating permit. We are currently engaged in settlement negotiations to resolve the matter.
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
Holders
As of February 21, 2023, there were approximately 5,200 record holders of our shares, including Cede & Co. as nominee of the Depository Trust Company.
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
The graph below shows the relative investment performance of LyondellBasell Industries N.V. shares, the S&P 500 Index and the S&P 500 Chemicals Index since December 31, 2017. The graph assumes that $100 was invested on December 31, 2017 and any dividends paid were reinvested at the date of payment. The graph is presented pursuant to SEC rules and is not meant to be an indication of our future performance.

Comparison of Cumulative Five Year Total Return
$250
$200
$150
$100
$50
$0
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
LyondellBasell Industries N.V.
S&P 500 Index
S&P 500 Chemicals Index

	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
LyondellBasell Industries N.V.	$100.00	$78.31	$93.50	$95.97	$100.84	$99.85
S&P 500 Index	$100.00	$95.62	$125.72	$148.85	$191.58	$156.88
S&P 500 Chemicals Index	$100.00	$88.39	$107.85	$127.31	$160.30	$142.24
Issuer Purchases of Equity Securities

On May 27, 2022, our shareholders approved a share repurchase authorization of up to 34,026,947 of our ordinary shares, through November 27, 2023, which superseded any prior repurchase authorizations. The maximum number of shares that may yet be purchased is not necessarily an indication of the number of shares that will ultimately be purchased.
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
The discussion summarizing the significant factors affecting the results of operations and financial condition for the year ended December 31, 2020 and for the year ended December 31, 2021 compared to 2020 have been excluded from this Form 10-K and can be found in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the Securities and Exchange Commission on February 24, 2022, of which Item 7 is incorporated herein by reference.
OVERVIEW
In 2022, our balanced business portfolio, consistent cash generation and strong balance sheet enabled us to successfully navigate through challenging market conditions while continuing to provide significant returns for our shareholders. During the year, petrochemical markets were pressured by high and volatile energy and feedstock costs as well as reduced global demand for our products. Our O&P-Americas and O&P-EAI segments encountered headwinds from reduced demand in Europe and Asia as well as global capacity additions. Our I&D segment benefited from improved oxyfuels margins which were partially offset by lower margins for other products due to lower demand. Margins in our Refining segment benefited from increased global mobility and favorable markets.
During 2022 we generated $6.1 billion in cash from operating activities. We remain committed to a disciplined approach to capital allocation. In 2022, approximately $1.9 billion was reinvested in the business and $3.7 billion was returned to shareholders through quarterly dividends, a special dividend and share repurchases.
In 2022, we launched a comprehensive review of our strategy. Initial strategic actions included the decision to exit the refining business and the sale of the Australian polypropylene business. We also formed a circular and low carbon solutions business within our O&P-Americas and O&P-EAI segments. This business was created to accelerate progress in capturing value from serving the rapidly growing customer demand for recycled and renewable solutions.

Results of operations for the periods discussed are presented in the table below.

	Year Ended December 31,
Millions of dollars	2022	2021
Sales and other operating revenues	$50,451	$46,173
Cost of sales	43,847	37,397
Impairments	69	624
Selling, general and administrative expenses	1,310	1,255
Research and development expenses	124	124
Operating income	5,101	6,773
Interest expense	(287)	(519)
Interest income	29	9
Other (expense) income, net	(72)	62
Income from equity investments	5	461
Income from continuing operations before income taxes	4,776	6,786
Provision for income taxes	882	1,163
Income from continuing operations	3,894	5,623
Loss from discontinued operations, net of tax	(5)	(6)
Net income	3,889	5,617
Other comprehensive income (loss), net of tax –
Financial derivatives	208	72
Unrealized losses on available-for-sale debt securities	—	(1)
Defined benefit pension and other postretirement benefit plans	346	224
Foreign currency translations	(123)	(155)
Total other comprehensive income, net of tax	431	140
Comprehensive income	$4,320	$5,757

RESULTS OF OPERATIONS
Revenues—Revenues increased $4,278 million, or 9%, in 2022 compared to 2021. Average sales prices in 2022 were higher for many of our products as sales prices generally correlate with crude oil prices, which increased relative to 2021. These higher prices led to a 13% increase in revenue. Unfavorable foreign exchange impacts resulted in a 4% decrease in revenue.
Cost of Sales—Cost of sales increased $6,450 million, or 17%, in 2022 compared to 2021. This increase primarily related to higher feedstock and energy costs. Fluctuations in our cost of sales are generally driven by changes in feedstock and energy costs. Feedstock and energy related costs generally represent approximately 70% to 80% of cost of sales, other variable costs account for approximately 10% of cost of sales on an annual basis and fixed operating costs, consisting primarily of expenses associated with employee compensation, depreciation and amortization, and maintenance, range from approximately 10% to 20% in each annual period.
Impairments—During 2022 we recognized a non-cash impairment charge of $69 million related to the sale of our Australian polypropylene manufacturing facility. During 2021 we recognized a non-cash impairment charge of $624 million related to our Houston refinery. See Notes 7 and 20 to the Consolidated Financial Statements for additional information regarding impairment charges.

Operating Income—Operating income decreased by $1,672 million or 25% in 2022 compared to 2021. In 2022, Operating income decreased for our O&P-Americas, O&P-EAI, Technology and APS segments by $2,470 million, $1,214 million, $140 million and $85 million, respectively. These decreases were partially offset by increases in Operating income for our Refining and I&D segments of $1,585 million and $637 million, respectively. Results for each of our business segments are discussed further in the Segment Analysis section below.
Interest Expense—Interest expense decreased $232 million or 45% in 2022 compared to 2021 primarily driven by debt extinguishment costs of $130 million recognized in 2021 related to the redemption of certain guaranteed notes, including a cash tender offer, coupled with a decrease in the weighted average outstanding debt balance in 2022 compared to 2021. See Note 11 to the Consolidated Financial Statements for additional information.
Income from Equity Investments—Income from equity method investments decreased $456 million, or 99%, in 2022 compared to 2021, primarily due to lower polyolefin spreads for our joint ventures in our O&P—EAI segment, particularly those in Asia and Saudi Arabia.
Income Taxes—Our effective income tax rates of 18.5% in 2022 and 17.1% in 2021 resulted in tax provisions of $882 million and $1,163 million, respectively. In 2021, we benefited from return to accrual adjustments primarily associated with a step-up of certain Italian assets to fair market value and benefits from the Coronavirus Aid, Relief, and Economic Security Act, also known as “CARES Act” of 1.8% and 0.9%, respectively. These increases were coupled with a decrease in exempt income in 2022 resulting in a 2% increase in the effective tax rate, partially offset by changes in pretax income in countries with varying statutory tax rates and fluctuations in uncertain tax positions of 2.1% and 1.8%, respectively. For additional information, see Note 16 to our Consolidated Financial Statements.
Comprehensive Income—Comprehensive income decreased by $1,437 million in 2022 compared to 2021, primarily due to a decrease in net income. The activities from the remaining components of Comprehensive income are discussed below.
Financial derivatives designated as cash flow hedges, primarily our forward-starting interest rate swaps, led to an increase in Comprehensive income of $136 million in 2022 compared to 2021, due to periodic changes in the benchmark interest rates.
Defined benefit pension and other postretirement benefit plans led to an increase in Comprehensive income of $122 million in 2022 compared to 2021, primarily resulting from changes in actuarial assumptions and pension settlements.
In 2022, a decrease in foreign currency translation losses led to an increase in Comprehensive income of $32 million compared to 2021, primarily due to continued strengthening of the U.S. dollar relative to the euro and the pre-tax gain from the effective portion of our net investment hedges in 2022.
See Notes 13, 14 and 18 to our Consolidated Financial Statements for further discussions.

Segment Analysis
We use earnings from continuing operations before interest, income taxes, and depreciation and amortization (“EBITDA”) as our measure of profitability for segment reporting purposes. This measure of segment operating results is used by our chief operating decision maker to assess the performance of, and allocate resources to, our operating segments. Intersegment eliminations and items that are not directly related or allocated to business operations, such a    s foreign exchange gains (losses) and components of pension and other post-retirement benefit costs other than service cost, are included in “Other.” For additional information related to our operating segments, as well as a reconciliation of EBITDA to its nearest generally accepted accounting principles (“GAAP”) measure, Income from continuing operations before income taxes, see Note 20 to our Consolidated Financial Statements.
Our continuing operations are managed through six reportable segments: O&P-Americas, O&P-EAI, I&D, APS, Refining and Technology. The following tables reflect selected financial information for our reportable segments.

	Year Ended December 31,
Millions of dollars	2022	2021
Sales and other operating revenues:
O&P-Americas	$13,935	$15,002
O&P-EAI	12,823	13,490
I&D	12,950	10,180
APS	5,231	5,145
Refining	11,893	8,002
Technology	693	843
Other, including segment eliminations	(7,074)	(6,489)
Total	$50,451	$46,173
Operating income (loss):
O&P-Americas	$2,082	$4,552
O&P-EAI	14	1,228
I&D	1,604	967
APS	201	286
Refining	889	(696)
Technology	331	471
Other, including segment eliminations	(20)	(35)
Total	$5,101	$6,773
Depreciation and amortization:
O&P-Americas	$582	$578
O&P-EAI	166	197
I&D	332	379
APS	109	117
Refining	39	79
Technology	39	43
Total	$1,267	$1,393
Income (loss) from equity investments:
O&P-Americas	$98	$115
O&P-EAI	(68)	313
I&D	(25)	34
APS	—	(1)
Total	$5	$461

	Year Ended December 31,
Millions of dollars	2022	2021
Other (expense) income, net:
O&P-Americas	$(28)	$28
O&P-EAI	—	11
I&D	(39)	(2)
APS	2	7
Refining	(7)	(7)
Technology	(4)	—
Other, including intersegment eliminations	4	25
Total	$(72)	$62
EBITDA:
O&P-Americas	$2,734	$5,273
O&P-EAI	112	1,749
I&D	1,872	1,378
APS	312	409
Refining	921	(624)
Technology	366	514
Other, including intersegment eliminations	(16)	(10)
Total	$6,301	$8,689

Olefins and Polyolefins-Americas Segment
Overview—EBITDA decreased in 2022 relative to 2021 primarily driven by lower olefins margins.
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
We have flexibility to vary the raw material mix and process conditions in our U.S. olefins plants in order to maximize profitability as market prices fluctuate for both feedstocks and products. Although prices of crude-based liquids and natural gas liquids are generally related to crude oil and natural gas prices, during specific periods the relationships among these materials and benchmarks may vary significantly. In 2022 and 2021, approximately 70% and 60%, respectively, of the raw materials used in our North American crackers was ethane.

The following table sets forth selected financial information for the O&P-Americas segment including Income from equity investments, which is a component of EBITDA.

	Year Ended December 31,
Millions of dollars	2022	2021
Sales and other operating revenues	$13,935	$15,002
Income from equity investments	98	115
EBITDA	2,734	5,273
Revenues—Revenues decreased by $1,067 million, or 7%, in 2022 compared to 2021. Lower average sales prices for all businesses resulted in the 7% decrease in revenue primarily driven by reduced demand and increased market supply.
EBITDA—EBITDA decreased by $2,539 million, or 48%, in 2022 compared to 2021. Lower olefins results led to a 33% decrease in EBITDA primarily due to margin compression driven by lower ethylene prices coupled with higher feedstock and energy costs. Lower polyethylene and polypropylene results led to a 9% and 5% decrease in EBITDA, respectively, primarily driven by lower demand, an increase in industry capacity and higher energy costs.
Olefins and Polyolefins-Europe, Asia, International Segment
Overview—EBITDA decreased in 2022 compared to 2021 mainly as a result of lower volumes and margins across all businesses, lower income from equity investments and unfavorable impacts of foreign exchange.
In calculating the impact of margin and volume on EBITDA, consistent with industry practice, management offsets revenues and volumes related to ethylene co-products against the cost to produce ethylene. Volume and price impacts of ethylene co-products are reported in margin.
Ethylene Raw Materials—In Europe, naphtha is the primary raw material for our ethylene production and represents approximately 70% of the raw materials used in 2022 and 2021.
The following table sets forth selected financial information for the O&P-EAI segment including Income from equity investments, which is a component of EBITDA.

	Year Ended December 31,
Millions of dollars	2022	2021
Sales and other operating revenues	$12,823	$13,490
(Loss) income from equity investments	(68)	313
EBITDA	112	1,749
Revenues—Revenues decreased by $667 million, or 5%, in 2022 compared to 2021. Unfavorable foreign exchange impacts resulted in a revenue decrease of 8%. Lower volumes resulted in a revenue decrease of 8% primarily due to lower demand along with planned and unplanned maintenance. During 2022, we had planned and unplanned maintenance resulting in ethylene cracker operating rates of approximately 67% of capacity compared to 89% of capacity during 2021. Higher average sales prices resulted in a 11% increase in revenue as sales prices generally correlate with crude oil prices, which on average, increased compared to 2021.

EBITDA—EBITDA decreased by $1,637 million, or 94%, in 2022 compared to 2021. Lower polyolefin results led to a 39% decrease in EBITDA. Approximately 60% of the change was driven by decreased margins resulting from higher energy costs and lower spreads with the remainder due to a decrease in volumes driven by lower demand. Lower olefins results led to a 20% decrease in EBITDA, approximately half of the change was driven by lower volumes due to unplanned maintenance and reduced operating rates to manage working capital. The other half of the change was due to lower margins resulting from higher feedstock and energy costs which outpaced increased ethylene prices. Lower income from our equity investments led to a decrease in EBITDA of 22% mainly attributable to lower polyolefin spreads across all joint ventures, particularly those located in Asia and Saudi Arabia. Unfavorable foreign exchange impacts resulted in a 10% decrease in EBITDA.
In the second quarter of 2022, we recognized a $69 million non-cash impairment charge in conjunction with the sale of our polypropylene manufacturing facility located in Australia, resulting in a 4% decrease in EBITDA for 2022 compared to 2021.
Intermediates and Derivatives Segment
Overview—EBITDA increased in 2022 compared to 2021, primarily driven by increased oxyfuels and related products margin, partially offset by decreases in margin for propylene oxide and derivatives and intermediate chemicals.
The following table sets forth selected financial information for the I&D segment including Income from equity investments, which is a component of EBITDA.

	Year Ended December 31,
Millions of dollars	2022	2021
Sales and other operating revenues	$12,950	$10,180
(Loss) income from equity investments	(25)	34
EBITDA	1,872	1,378
Revenues—Revenues increased by $2,770 million, or 27%, in 2022 compared to 2021. Higher average sales prices resulted in a 25% increase in revenue as sales prices generally correlate with crude oil prices, which, on average, increased compared to the same period in 2021, coupled with lower industry supply. Sales volumes improved resulting in a 6% increase in revenue as 2021 was impacted by unusually cold temperatures and associated electrical power outages that led to shutdowns of our manufacturing facilities in Texas. Unfavorable foreign exchange impacts resulted in a revenue decrease of 4%.
EBITDA—EBITDA increased $494 million, or 36%, in 2022 compared to 2021. Oxyfuels and related products increased EBITDA by 53% primarily driven by margin improvement as a result of higher gasoline prices. Propylene oxide and derivatives and intermediate chemicals results declined each resulting in a 5% reduction in EBITDA driven by reduced margins from higher energy and feedstock costs. Unfavorable foreign exchange impacts resulted in a 4% decrease in EBITDA. Lower income from our equity investments led to a decrease in EBITDA of 4% mainly attributable to lower margins in Asia. During 2022 and 2021, we recognized LIFO inventory charges of $26 million and $93 million, respectively, which resulted in a 5% increase in EBITDA.
Advanced Polymer Solutions Segment
Overview—EBITDA decreased in 2022 compared to 2021, primarily due to a decline in compounding and solutions results partially offset by improved advanced polymers results. In the first quarter of 2023, our Catalloy and polybutene-1 products, previously reflected in our APS segment, will be transferred to and reflected in our O&P-Americas and O&P-EAI segments. Our reporting structure will be revised in the first quarter of 2023 to reflect this change.

The following table sets forth selected financial information for the APS segment:

	Year Ended December 31,
Millions of dollars	2022	2021
Sales and other operating revenues	$5,231	$5,145
Loss from equity investments	—	(1)
EBITDA	312	409
Revenues—Revenues increased in 2022 by $86 million, or 2%, compared to 2021. Higher average sales prices resulted in a 13% increase in revenue as sales prices generally correlate with prices for crude oil and its derivatives, which, on average, increased compared to 2021. Foreign exchange impacts resulted in a revenue decrease of 8%. Sales volumes declined resulting in a 3% decrease in revenue stemming from lower demand.
EBITDA—EBITDA decreased in 2022 by $97 million, or 24%, compared to 2021. Compounding and solutions results led to a 29% reduction in EBITDA. Approximately 55% of the change was driven by higher raw material and energy costs with the remainder due to lower volumes as demand declined. Advanced polymers results increased by 4% driven by margin improvements for Catalloy due to higher sales prices. Unfavorable foreign exchange impacts resulted in a EBITDA decrease of 9%. During 2022 and 2021, we recognized $28 million and $55 million, respectively, of LIFO inventory charges which resulted in a 7% increase in EBITDA.
Refining Segment
Overview—EBITDA increased in 2022 relative to 2021 primarily due to higher margins.
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

	Year Ended December 31,
Millions of dollars	2022	2021
Sales and other operating revenues	$11,893	$8,002
EBITDA	921	(624)

Thousands of barrels per day
Heavy crude oil processing rates	238	231

Market margins, dollars per barrel
Brent - 2-1-1	$33.62	$14.39
Brent - Maya differential	11.71	6.48
Total Maya 2-1-1	$45.33	$20.87
Revenues—Revenues increased by $3,891 million, or 49%, in 2022 compared to 2021. Higher product prices led to a revenue increase of 45% as the average Brent crude oil price increased approximately $28.11 per barrel. Sales volumes increased resulting in a 4% increase in revenue due to improved demand as refined products markets recovered from the impacts of the COVID-19 pandemic.

EBITDA—EBITDA increased by $1,545 million or 248%, in 2022 compared to 2021. Margin improvements drove a 173% increase in EBITDA primarily due to an increase in the Maya 2-1-1 market margin driven by higher demand for transportation fuels. Additionally, during 2022 we incurred costs related to our planned exit from the refining business, which resulted in a 25% decrease in EBITDA compared to 2021. See Notes 7, 12 and 20 to the Consolidated Financial Statements for additional information regarding the planned exit. The remaining change is due to non-cash impairment charges of $624 million recorded in 2021 with no similar charge incurred in 2022. For additional information see Notes 7 and 20 to our Consolidated Financial Statements.
Technology Segment
Overview—The Technology segment recognizes revenues related to the sale of polyolefin catalysts and the licensing of chemical and polyolefin process technologies. These revenues are offset in part by the costs incurred in the production of catalysts, licensing and services activities and research and development (“R&D”) activities. In 2022 and 2021, our Technology segment incurred approximately 55% of all R&D costs. EBITDA decreased in 2022 compared to 2021 driven by lower licensing revenues and the unfavorable impacts of foreign exchange.
The following table sets forth selected financial information for the Technology segment.

	Year Ended December 31,
Millions of dollars	2022	2021
Sales and other operating revenues	$693	$843
EBITDA	366	514
Revenues—Revenues decreased by $150 million, or 18%, in 2022 compared to 2021. Lower licensing revenues resulting from fewer contracts reaching significant milestones drove an 11% decrease in revenue. Unfavorable foreign exchange impacts resulted in a 10% decrease in revenue. Changes in average catalyst sales price resulted in a 2% increase in revenue. Higher catalyst volumes resulted in a 1% increase in revenue primarily driven by increased demand.
EBITDA—EBITDA in 2022 decreased by $148 million, or 29%, compared to 2021. Lower licensing revenues resulting from fewer contracts reaching significant milestones drove a 16% decrease in EBITDA. Unfavorable foreign exchange impacts resulted in an EBITDA decrease of 11%.

FINANCIAL CONDITION
Operating, investing and financing activities of continuing operations, which are discussed below, are presented in the following table:

	Year Ended December 31,
Millions of dollars	2022	2021
Cash provided by (used in):
Operating activities	$6,119	$7,695
Investing activities	(1,977)	(1,502)
Financing activities	(3,407)	(6,385)
Operating Activities—Cash provided by operating activities of $6,119 million in 2022 primarily reflected earnings adjusted for non-cash items and cash used by the main components of working capital–Accounts receivable, Inventories and Accounts payable.
In 2022, the main components of working capital provided $450 million of cash driven by a decrease in Accounts receivable, partially offset by a decrease in Accounts payable. The decrease in Accounts receivable was primarily due to lower revenues across most businesses primarily driven by lower average sales prices. The decrease in Accounts payable was driven by lower production volumes as a result of lower operating rates.
Cash provided by operating activities of $7,695 million in 2021 primarily reflected earnings adjusted for non-cash items and cash provided by the main components of working capital.
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
Investing Activities—Capital expenditures in 2022 totaled $1,890 million compared to $1,959 million in 2021. Approximately 50% and 60% of our capital expenditures in 2022 and 2021, respectively, was for profit-generating growth projects, primarily our PO/TBA plant, with the remaining expenditures supporting sustaining maintenance. See Note 20 to the Consolidated Financial Statements for additional information regarding capital spending by segment.
We invest cash in investment-grade and other high-quality instruments that provide adequate flexibility to redeploy funds as needed to meet our cash flow requirements while maximizing yield.
In 2022 and 2021, we received proceeds of $8 million and $335 million, respectively, from the liquidation of our investment in equity securities. Additionally, in 2021 we received proceeds of $346 million, upon the maturities of certain of our available-for-sale debt securities.
In 2021, we made an equity contribution of $104 million to form Ningbo ZRCC LyondellBasell New Material Company Limited, a 50/50 joint venture with Sinopec. For additional information related to our Equity investments, see Note 8 to the Consolidated Financial Statements.

In 2022, foreign currency contracts with an aggregate notional value of €500 million expired. Upon settlement of these foreign currency contracts, we paid €500 million ($501 million at the expiry spot rate) to our counterparties and received $614 million from our counterparties.
In 2021, foreign currency contracts with an aggregate notional value of €300 million expired. Upon settlement of these foreign currency contracts, we paid €300 million ($355 million at the expiry spot rate) to our counterparties and received $358 million from our counterparties.
Financing Activities—We made dividend payments totaling $3,246 million, which included a combination of a special dividend of $5.20 per share and an increased quarterly dividend, and $1,486 million in 2022 and 2021, respectively. Additionally, in 2022 and 2021, we made payments of $420 million and $463 million to repurchase outstanding ordinary shares, respectively. For additional information related to our share repurchases and dividend payments, see Note 18 to the Consolidated Financial Statements.
In 2022 and 2021, we made net repayments of $4 million and $296 million, respectively, through the issuance and repurchase of commercial paper instruments under our commercial paper program.
In 2022, we received a return of collateral of $238 million related to the positions held with our counterparties for certain forward-starting interest rate swaps.
In 2021, we prioritized debt reduction resulting in a $4 billion decrease in our outstanding long-term debt. For a detailed discussion of financing activities for 2021, see Note 11 to the Consolidated Financial Statements.
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
Liquidity and Capital Resources
Overview
We plan to fund our working capital, capital expenditures, debt service, dividends and other cash requirements with our current available liquidity and cash from operations, which could be affected by general economic, financial, competitive, legislative, regulatory, business and other factors, many of which are beyond our control. Debt repayment, and the purchase of shares under our share repurchase authorization, may be funded from cash and cash equivalents, cash from our short-term investments, cash from operating activities, proceeds from the issuance of debt, or a combination thereof.
We intend to continue to declare and pay quarterly dividends, with the goal of increasing the dividend over time, after giving consideration to our cash balances and expected results from operations. Our focus on funding our dividends while remaining committed to a strong investment grade balance sheet continues to be the foundation of our capital allocation strategy.
Cash and Liquid Investments
As of December 31, 2022, we had Cash and cash equivalents totaling $2,151 million, which includes $1,044 million in jurisdictions outside of the U.S., primarily held within the United Kingdom. There are currently no legal or economic restrictions that would materially impede our transfers of cash.

Credit Arrangements
At December 31, 2022, we had total debt, including current maturities, of $11,321 million, and $227 million of outstanding letters of credit, bank guarantees and surety bonds issued under uncommitted credit facilities.
We had total unused availability under our credit facilities of $3,844 million at December 31, 2022, which included the following:
•$3,050 million under our $3,250 million Senior Revolving Credit Facility, which backs our $2,500 million commercial paper program. Availability under this facility is net of outstanding borrowings, outstanding letters of credit provided under the facility and notes issued under our commercial paper program. At December 31, 2022, we had $200 million of outstanding commercial paper, net of discount, and no borrowings or letters of credit outstanding under this facility; and
•$794 million under our $900 million U.S. Receivables Facility. Availability under this facility is subject to a borrowing base of eligible receivables, which is reduced by outstanding borrowings and letters of credit, if any. At December 31, 2022 we had no borrowings or letters of credit outstanding under this facility.
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
Share Repurchases
In May 2022, our shareholders approved a proposal to authorize us to repurchase up to 34.0 million ordinary shares, through November 27, 2023, which superseded any prior repurchase authorizations. Our share repurchase authorization does not have a stated dollar amount, and purchases may be made through open market purchases, private market transactions or other structured transactions. Repurchased shares could be retired or used for general corporate purposes, including for various employee benefit and compensation plans. The maximum number of shares that may yet be purchased is not necessarily an indication of the number of shares that will ultimately be purchased. In 2022, we purchased 4.4 million shares under our share repurchase authorization for $406 million.
As of February 21, 2023, we had approximately 31.7 million shares remaining under the current authorization. The timing and amounts of additional shares repurchased, if any, will be determined based on our evaluation of market conditions and other factors, including any additional authorizations approved by our shareholders. For additional information related to our share repurchase authorizations, see Note 18 to the Consolidated Financial Statements.
Capital Budget
In 2023, we are planning to invest approximately $1.6 billion in capital expenditures. Approximately 70% of the 2023 budget is planned for sustaining maintenance, with the remaining budget supporting profit-generating growth projects.

Cash Requirements from Contractual and Other Obligations
As part of our ongoing operations, we enter into contractual arrangements that may require us to make future cash payments under certain circumstances. Our cash requirements related to contractual and other obligations primarily consist of purchase obligations, principal and interest payments on outstanding debt, lease payments, pension and other post-retirement benefits and income taxes. For more information regarding our debt arrangements, lease obligations, pension and other post-retirement benefits and income taxes, see Notes 11, 12, 14 and 16 to the Consolidated Financial Statements, respectively.
We are party to obligations to purchase raw materials, utilities and industrial gases which are designed to ensure sources of supply and are not expected to be in excess of normal requirements. These purchase arrangements include provisions which state minimum purchase quantities; however, in the event we do not take the contractual minimum volumes, we are obligated to compensate the vendor only for any resulting economic losses they suffer. No material fees were paid to vendors for such losses in 2022. Assuming that contractual minimum volumes are purchased at contract prices as of December 31, 2022, these commitments represent approximately 20% of our annual Cost of sales with a weighted average remaining term of 7 years.
We also have purchase obligations under take-or-pay agreements which require us to either buy and take delivery of a minimum quantity of goods or to pay for any shortfall. These arrangements primarily relate to product off-take agreements with joint ventures located in Poland. No material shortfall was paid for quantities not taken under these contracts in 2022. When valued using a contract price as of December 31, 2022, these commitments represent approximately 5% of our annual Cost of sales with a weighted average remaining term of 14 years.
CURRENT BUSINESS OUTLOOK
In January 2023, demand from consumer packaging, oxyfuels and refining markets remained stable. Moderating energy and feedstock costs are providing some offsets to tepid global demand. Nonetheless, challenging market conditions are expected to persist through the first half of 2023. We are aligning production with global demand trends and expect first quarter average utilization rates for assets operated by us to be 80% for each of our O&P-Americas, O&P-EAI and I&D segments. Start-up activities for the new PO/TBA capacity remain on track for the end of the first quarter 2023, with approximately half of the assets nameplate capacity expected to be produced and sold during the first year of operations. We expect typical spring and summer seasonal demand improvements and are prepared to leverage any increased economic activity in China as the year progresses.
During 2022, we introduced our value enhancement program that is anticipated to generate approximately $575 million in recurring annual Net income improvement by the end of 2025, which, after adding back income taxes and depreciation and amortization of $140 million and $35 million, respectively, results in $750 million of EBITDA. By the end of 2023, we anticipate that our value enhancement program will achieve annual recurring Net income of approximately $115 million, which, after adding back income taxes and depreciation and amortization of approximately $25 million and $10 million, respectively, results in $150 million of EBITDA. We estimate costs of $150 million in 2023 to achieve this milestone.
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
Since our inventory consists of manufactured products derived from crude oil, natural gas, natural gas liquids and correlated materials, as well as the associated feedstocks and intermediate chemicals, our inventory market values are generally influenced by changes in the benchmark of crude oil and heavy liquid values and prices for manufactured finished goods. The degree of influence of a particular benchmark may vary from period to period, as the composition of the dollar value LIFO pools change. An actual valuation of inventory under the LIFO method is performed at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on our estimates of expected inventory levels and costs at the end of the year.
The impact of the measurement of each LIFO pool at the lower of cost or market value (“LCM”) is a function of the current market prices and the composition, or product mix, of inventory within the pool at the balance sheet date. Due to the compositions of our LIFO pools, changes in market prices from period-to-period do not necessarily correlate with LCM charges. Additionally, an LCM condition may arise due to a volumetric or price decline in a particular material that had previously provided a positive impact within a pool. In the measurement of an LCM adjustment, the numeric input value for determining the crude oil market price includes pricing that is weighted by volume of inventories held at a point in time, including WTI, Brent and Maya crude oils.
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
No LCM inventory valuation charges were recorded in 2022 or 2021, and we do not believe any of our inventory balance at year-end is at risk for impairment. Given the inherent volatility in the prices of our finished goods and raw materials, sustained price declines could result in LCM inventory valuation charges.
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

Significant judgment is involved in developing estimates of future cash flows since the results are based on forecasted financial information prepared using significant assumptions which may include, among other things, projected changes in supply and demand fundamentals (including industry-wide capacity, our planned utilization rate and end-user demand), new technological developments, capital expenditures, new competitors with significant raw material or other cost advantages, changes associated with world economies, the cyclical nature of the chemical and refining industries, uncertainties associated with governmental actions and other economic conditions. Such estimates are consistent with those used in our financial planning and business performance reviews.
When an income approach is used to estimate fair value of our long-lived assets, the cash flows are discounted using a rate that is based on a variety of factors, including market and economic conditions, operational risk, regulatory risk and political risk. This discount rate is also compared to recent observable market transactions, if possible.
Houston Refinery Impairment—During the fourth quarter of 2021, we identified impairment triggers relating to our Houston refinery’s asset group which resulted in non-cash impairment charges of $624 million. Refer to Note 7 to our Consolidated Financial Statements.
In 2021, the estimate of the Houston refinery’s undiscounted pre-tax cash flows was based on significant assumptions including management’s best estimates of the expected future cash flows, the estimated useful lives of the asset group, and the residual value of the refinery. These estimates required considerable judgment and are sensitive to changes in underlying assumptions such as future commodity prices, margins on refined products, operating rates and capital expenditures including repairs and maintenance. As a result, there can be no assurance that the estimates and assumptions made for purposes of our impairment determination will prove to be an accurate prediction of the future. The Houston refinery’s estimated fair value was calculated using a market approach which utilized unobservable inputs, which generally consist of market information provided by unrelated third parties. Should our estimates and assumptions significantly change in future periods, it is possible that we may determine future impairment charges. An estimate of the sensitivity to net income resulting from impairment calculations is not practicable, given the numerous assumptions, including pricing, volumes, discount rates, and market information provided by unrelated third parties that can materially affect our estimates. That is, unfavorable adjustments to some of the above listed assumptions may be offset by favorable adjustments in other assumptions.
Equity Method Investments Impairment—Investments in nonconsolidated entities accounted for under the equity method are assessed for impairment when there are indicators of a loss in value, such as a lack of sustained earnings capacity or a current fair value less than the investment’s carrying amount. When it is determined such a loss in value is other than temporary, an impairment charge is recognized for the difference between the investment’s carrying value and its estimated fair value. When determining whether a decline in value is other than temporary, management considers factors such as the duration and extent of the decline, the investee’s financial condition and near-term prospects, and our ability and intention to retain our investment for a period that will be sufficient to allow for any anticipated recovery in the value of the investment. Management’s estimate of fair value of an investment is based on the income approach and/or market approach. For the income approach, the fair value is typically based on the present value of expected future cash flows using discount rates believed to be consistent with those used by principal market participants. For the market approach, since quoted market prices are usually not available, we utilize market multiples of revenue and earnings derived from comparable publicly-traded industrial gases companies.
In response to challenging market conditions in China, during 2022 we assessed our equity method investment in Bora LyondellBasell Petrochemical Co. Ltd. (“BLYB”) for impairment and concluded that our $345 million investment in BLYB is not impaired. However, certain circumstances beyond our control could change in the near-term resulting in the need to recognize a non-cash impairment in subsequent periods.

Goodwill—As of December 31, 2022, we had goodwill of $1,827 million. Of this amount, $1,357 million is related to the acquisition of A. Schulman Inc. in 2018, which is included in our APS segment. The remaining goodwill at December 31, 2022 primarily represents the tax effect of the differences between the tax and book basis of our assets and liabilities resulting from the revaluation of those assets and liabilities to fair value in connection with the Company’s emergence from bankruptcy and fresh-start accounting in 2010. Additional information on the amount of goodwill allocated to our reporting units appears in Notes 7 and 20 to the Consolidated Financial Statements.
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
For 2022 and 2021, management performed a qualitative impairment assessment of our reporting units, which indicated that it was more likely than not that the fair value of our reporting units was greater than their carrying value including goodwill. Accordingly, a quantitative goodwill impairment test was not required, and no goodwill impairment was recognized in 2022 or 2021. See Note 20 to the Consolidated Financial Statements regarding subsequent events impacting our reporting units.
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
The current benefit service costs, as well as the existing liabilities, for pensions and other post-retirement benefits are measured on a discounted present value basis. The discount rate is a current rate, related to the rate at which the liabilities could be settled. Our assumed discount rate is based on yield information for high-quality corporate bonds with durations comparable to the expected cash settlement of our obligations. For the purpose of measuring the benefit obligations at December 31, 2022, we used a weighted average discount rate of 5.50% for the U.S. plans, which reflects the different terms of the related benefit obligations. The weighted average discount rate used to measure obligations for non-U.S. plans at December 31, 2022, was 3.99%, reflecting market interest rates. The discount rates in effect at December 31, 2022 will be used to measure net periodic benefit cost during 2023.
The benefit obligation and the net periodic benefit cost of other post-retirement medical benefits are also measured based on assumed rates of future increase in the per capita cost of covered health care benefits. As of December 31, 2022, the assumed rate of increase for our U.S. plans was 6.5%, decreasing to 4.5% in 2031 and thereafter.

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
The weighted average expected long-term rate of return on assets in our U.S. plans of 7.25% is based on the average level of earnings that our independent pension investment advisor advised could be expected to be earned over time. The weighted average expected long-term rate of return on assets in our non-U.S. plans of 1.85% is based on expectations and asset allocations that vary by region. The asset allocations are summarized in Note 14 to the Consolidated Financial Statements.
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
The following table reflects the sensitivity of the benefit obligations and the net periodic benefit costs of our pension plans to changes in the actuarial assumptions:

	Effects on Benefit Obligations in 2022		Effects on Net Periodic Pension Costs in 2023
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Projected benefit obligations at December 31, 2022	$1,140	$1,276	$—	$—
Projected net periodic pension costs in 2023	—	—	57	47
Discount rate increases by 100 basis points	(94)	(163)	(7)	(7)
Discount rate decreases by 100 basis points	111	192	8	10
The sensitivity of our post-retirement benefit plans obligations and net periodic benefit costs to changes in actuarial assumptions are reflected in the following table:

	Effects on Benefit Obligations in 2022		Effects on Net Periodic Benefit Costs in 2023
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Projected benefit obligations at December 31, 2022	$153	$41	$—	$—
Projected net periodic benefit costs in 2023	—	—	(2)	2
Discount rate increases by 100 basis points	(11)	(8)	—	(1)
Discount rate decreases by 100 basis points	12	8	1	1
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
Commodity Price Risk—Prices for our products and raw materials are subject to changes in supply and demand. Natural gas, crude oil, utilities, and refined products, along with feedstocks for ethylene and propylene production, constitute the main commodity exposures. Pricing terms in our raw material contracts are generally indexed to market prices. Changes in market prices for raw materials generally correlate with market prices for our products. In certain sales contracts, we may negotiate pricing terms to better align with changes in raw material costs. We also selectively enter commodity swap, option and futures contracts to manage commodity price risk. The impact of a 10% change in commodity prices at December 31, 2022 and 2021 would not materially impact the fair values of our commodity derivative contracts.
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

	Notional Amount		10% Variance on Foreign Currency Rate	Impact on Other Comprehensive Loss
Millions of euro/dollars	2022	2021		2022	2021
Net investment hedges:
Cross currency basis swaps	€617	€617	euro/U.S. dollar rate	$67	$71
Cross currency swaps	€750	€750	euro/U.S. dollar rate	$75	$92
Forward exchange contracts	€1,350	€1,250	euro/U.S. dollar rate	$138	$142
Cash flow hedges:
Cross currency swaps	€1,052	€1,051	euro/U.S. dollar rate	$113	$134
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

To minimize the effects of our net currency exchange exposures, we enter into forward exchange contracts and cross-currency swaps. We also engage in short-term forward exchange contracts to manage our net exposure to foreign currencies as economic hedges. Changes in the fair value of these foreign currency contracts are reported in the Consolidated Statements of Income and offset the currency exchange results recognized on foreign currency balances.
Other (expense) income, net, in the Consolidated Statements of Income reflects net foreign currency losses of $14 million and $2 million in 2022 and 2021, respectively. As of December 31, 2022, our foreign currency contracts that are accounted for as economic hedges mature between January 2023 and September 2023, inclusively, and had an aggregate notional amount of $396 million. A 10% fluctuation compared to the U.S. dollar would have resulted in an additional impact to earnings of approximately $17 million and $4 million in 2022 and 2021, respectively.
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
Pre-issuance interest rate—To mitigate the risk that benchmark interest rates may increase in connection with future financing activities, we adopted a pre-issuance interest rate strategy, under which we entered forward-starting interest rate swaps that are designated as cash flow hedges. We estimate that a 10% change in market interest rates as of December 31, 2022 and 2021, would change the fair value of these forward-starting interest rate swaps by approximately $23 million and $48 million, respectively.
Fixed-rate debt—We enter into interest rate swaps that effectively convert our fixed-rate debt to variable-rate debt. These interest rate swaps are designated as fair value hedges. At December 31, 2022 and 2021, the total notional amount of these interest rate swaps was $2,164 million and $1,163 million, respectively.
At December 31, 2022, after giving consideration to the fixed-rate debt that we have effectively converted to variable-rate debt, approximately 81% of our debt portfolio, on a gross basis, incurred interest at a fixed-rate and the remaining 19% of the portfolio incurred interest at a variable-rate. We estimate that a 10% change in market interest rates as of December 31, 2022, would change the fair value of these interest rate swaps by approximately $35 million; while an equivalent change in market interest rates as of December 31, 2021, would not materially impact the fair value of these interest rate swaps.
Variable-rate debt—At December 31, 2022, our variable-rate debt consisted of $200 million outstanding under our Commercial Paper Program. We also have available borrowing capacity under our $3,250 million Senior Revolving Credit Facility and our $900 million U.S. Receivables Facility. At December 31, 2022, there were no outstanding borrowings under these facilities. Based on our average variable-rate debt outstanding per year, we estimate that a 10% change in market interest rates as of December 31, 2022 and 2021 would not materially impact the fair value of these facilities.

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
We conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2022.
The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of LyondellBasell Industries N.V.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of LyondellBasell Industries N.V. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of income, of comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Taxation - Provisions for unrecognized tax benefits
As described in Notes 2, 9, 10, and 16 to the consolidated financial statements, as of December 31, 2022, the Company has recorded an income tax provision of $882 million, income tax receivables of $285 million, income tax payables of $242 million, and net deferred tax liabilities of $2,701 million related to which they have reported $271 million of unrecognized tax benefits. The Company operates in multiple jurisdictions throughout the world, and its tax returns are periodically audited or subjected to review by tax authorities. As a result, there is an uncertainty in income taxes recognized in the Company’s consolidated financial statements. Management recognizes uncertain income tax positions when it is more likely than not, based on the technical merits, that the position or a portion thereof will be sustained upon examination. As disclosed by management, there continues to be increased attention to the tax practices of multinational companies, in particular in the U.S. and Europe where the Company operates.
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
February 23, 2023

We have served as the Company’s auditor since 2008.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
Millions of dollars, except earnings per share	2022	2021	2020
Sales and other operating revenues:
Trade	$49,439	$45,135	$26,995
Related parties	1,012	1,038	758
	50,451	46,173	27,753
Operating costs and expenses:
Cost of sales	43,847	37,397	24,359
Impairments	69	624	582
Selling, general and administrative expenses	1,310	1,255	1,140
Research and development expenses	124	124	113
	45,350	39,400	26,194
Operating income	5,101	6,773	1,559
Interest expense	(287)	(519)	(526)
Interest income	29	9	12
Other (expense) income, net	(72)	62	85
Income from continuing operations before equity investments and income taxes	4,771	6,325	1,130
Income from equity investments	5	461	256
Income from continuing operations before income taxes	4,776	6,786	1,386
Provision for (benefit from) income taxes	882	1,163	(43)
Income from continuing operations	3,894	5,623	1,429
Loss from discontinued operations, net of tax	(5)	(6)	(2)
Net income	3,889	5,617	1,427
Dividends on redeemable non-controlling interests	(7)	(7)	(7)
Net income attributable to the Company shareholders	$3,882	$5,610	$1,420

Earnings per share:
Net income (loss) attributable to the Company shareholders —
Basic:
Continuing operations	$11.86	$16.79	$4.25
Discontinued operations	(0.02)	(0.02)	(0.01)
	$11.84	$16.77	$4.24
Diluted:
Continuing operations	$11.83	$16.77	$4.25
Discontinued operations	(0.02)	(0.02)	(0.01)
	$11.81	$16.75	$4.24
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
Millions of dollars	2022	2021	2020
Net income	$3,889	$5,617	$1,427
Other comprehensive income (loss), net of tax—
Financial derivatives	208	72	(226)
Unrealized (losses) gains on available-for-sale debt securities	—	(1)	1
Defined benefit pension and other postretirement benefit plans	346	224	(41)
Foreign currency translations	(123)	(155)	107
Total other comprehensive income (loss), net of tax	431	140	(159)
Comprehensive income	4,320	5,757	1,268
Dividends on redeemable non-controlling interests	(7)	(7)	(7)
Comprehensive income attributable to the Company shareholders	$4,313	$5,750	$1,261
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED BALANCE SHEETS

	December 31,
Millions of dollars	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$2,151	$1,472
Restricted cash	5	5
Short-term investments	—	9
Accounts receivable:
Trade, net	3,392	4,565
Related parties	201	243
Inventories	4,804	4,901
Prepaid expenses and other current assets	1,292	1,022
Total current assets	11,845	12,217
Operating lease assets	1,725	1,946
Property, plant and equipment, net	15,387	14,556
Equity investments	4,295	4,786
Goodwill	1,827	1,875
Intangible assets, net	662	695
Other assets	624	667
Total assets	$36,365	$36,742
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED BALANCE SHEETS

	December 31,
Millions of dollars, except shares and par value data	2022	2021
LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY
Current liabilities:
Current maturities of long-term debt	$432	$6
Short-term debt	349	362
Accounts payable:
Trade	3,106	3,460
Related parties	477	831
Accrued liabilities	2,396	2,571
Total current liabilities	6,760	7,230
Long-term debt	10,540	11,246
Operating lease liabilities	1,510	1,649
Other liabilities	1,954	2,295
Deferred income taxes	2,858	2,334
Commitments and contingencies
Redeemable non-controlling interests	114	116
Shareholders’ equity:
Ordinary shares, €0.04 par value, 1,275 million shares authorized, 325,723,567 and 329,536,389 shares outstanding, respectively	19	19
Additional paid-in capital	6,119	6,044
Retained earnings	9,195	8,563
Accumulated other comprehensive loss	(1,372)	(1,803)
Treasury stock, at cost, 14,698,931 and 10,675,605 ordinary shares, respectively	(1,346)	(965)
Total Company share of shareholders’ equity	12,615	11,858
Non-controlling interests	14	14
Total equity	12,629	11,872
Total liabilities, redeemable non-controlling interests and equity	$36,365	$36,742
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
Millions of dollars	2022	2021	2020
Cash flows from operating activities:
Net income	$3,889	$5,617	$1,427
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,267	1,393	1,385
Impairments	69	624	582
Amortization of debt-related costs	14	35	21
Share-based compensation	70	66	55
Inventory valuation charges	—	—	16
Equity investments—
Equity income	(5)	(461)	(256)
Distributions of earnings, net of tax	349	315	159
Deferred income tax provision (benefit)	369	(198)	331
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	1,005	(1,519)	(246)
Inventories	(91)	(742)	340
Accounts payable	(464)	1,301	217
Other, net	(353)	1,264	(627)
Net cash provided by operating activities	6,119	7,695	3,404
Cash flows from investing activities:
Expenditures for property, plant and equipment	(1,890)	(1,959)	(1,947)
Purchases of available-for-sale debt securities	—	—	(270)
Proceeds from sales and maturities of available-for-sale debt securities	—	346	114
Purchases of equity securities	—	—	(608)
Proceeds from equity securities	8	335	313
Acquisition of equity method investment	(4)	(106)	(2,440)
Proceeds from settlement of net investment hedges	614	358	—
Payments for settlement of net investment hedges	(501)	(355)	—
Other, net	(204)	(121)	(68)
Net cash used in investing activities	$(1,977)	$(1,502)	$(4,906)
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
Millions of dollars	2022	2021	2020
Cash flows from financing activities:
Repurchases of Company ordinary shares	$(420)	$(463)	$(4)
Dividends paid - common stock	(3,246)	(1,486)	(1,405)
Purchase of non-controlling interest	—	—	(30)
Issuance of long-term debt	—	—	6,378
Payments of debt issuance costs	—	(3)	(63)
Repayments of long-term debt	—	(3,925)	(2,880)
Debt extinguishment costs	—	(150)	(77)
Issuance of short-term debt	—	—	521
Repayments of short-term debt	—	—	(506)
Net (repayments of) proceeds from commercial paper	(4)	(296)	239
Net collateral received from (paid for) interest rate derivatives	238	—	(238)
Proceeds from settlement of cash flow hedges	—	855	346
Payments for settlement of cash flow hedges	—	(904)	—
Proceeds from settlement of foreign currency contract	—	—	887
Payments for settlement of foreign currency contract	—	—	(882)
Other, net	25	(13)	(15)
Net cash (used in) provided by financing activities	(3,407)	(6,385)	2,271
Effect of exchange rate changes on cash	(56)	(96)	108
Increase (decrease) in cash and cash equivalents and restricted cash	679	(288)	877
Cash and cash equivalents and restricted cash at beginning of period	1,477	1,765	888
Cash and cash equivalents and restricted cash at end of period	$2,156	$1,477	$1,765
Supplemental Cash Flow Information:
Interest paid, net of capitalized interest	$297	$414	$498
Net income taxes paid	746	310	176
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Company Share of Shareholders’ Equity	Non- Controlling Interests
Millions of dollars	Issued	Treasury
Balance, December 31, 2019	$19	$(580)	$5,954	$4,435	$(1,784)	$8,044	$19
Net income	—	—	—	1,427	—	1,427	—
Other comprehensive loss	—	—	—	—	(159)	(159)	—
Share-based compensation	—	53	25	(10)	—	68	—
Dividends - common stock ($4.20 per share)	—	—	—	(1,405)	—	(1,405)	—
Dividends - redeemable non-controlling interests ($60.00 per share)	—	—	—	(7)	—	(7)	—
Repurchases of Company ordinary shares	—	(4)	—	—	—	(4)	—
Purchase of non-controlling interests	—	—	7	—	—	7	—
Distribution to non-controlling interests	—	—	—	—	—	—	(2)
Balance, December 31, 2020	$19	$(531)	$5,986	$4,440	$(1,943)	$7,971	$17
Net income	—	—	—	5,617	—	5,617	—
Other comprehensive income	—	—	—	—	140	140	—
Share-based compensation	—	43	58	(1)	—	100	—
Dividends - common stock ($4.44 per share)	—	—	—	(1,486)	—	(1,486)	—
Dividends - redeemable non-controlling interests ($60.00 per share)	—	—	—	(7)	—	(7)	—
Repurchases of Company ordinary shares	—	(477)	—	—	—	(477)	—
Sales of non-controlling interests	—	—	—	—	—	—	(3)
Balance, December 31, 2021	$19	$(965)	$6,044	$8,563	$(1,803)	$11,858	$14
Net income	—	—	—	3,889	—	3,889	—
Other comprehensive income	—	—	—	—	431	431	—
Share-based compensation	—	25	75	(4)	—	96	—
Dividends - common stock ($4.70 per share)	—	—	—	(1,542)	—	(1,542)	—
Special dividends - common stock ($5.20 per share)	—	—	—	(1,704)	—	(1,704)	—
Dividends - redeemable non-controlling interests ($60.00 per share)	—	—	—	(7)	—	(7)	—
Repurchases of Company ordinary shares	—	(406)	—	—	—	(406)	—
Balance, December 31, 2022	$19	$(1,346)	$6,119	$9,195	$(1,372)	$12,615	$14
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
Inventories
Cost of our raw materials, work-in-progress and finished goods inventories is determined using the last-in, first-out (“LIFO”) method and is carried at the lower of cost or market value. Cost of our materials and supplies inventory is determined using the average cost method and is carried at the lower of cost and net realizable value.

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
Investments in PO Joint Ventures and the Louisiana Joint Venture—We share ownership with Covestro PO LLC, a subsidiary of Covestro AG (collectively “Covestro”), in a U.S. propylene oxide (“PO”) manufacturing joint venture (the “U.S. PO Joint Venture”). The U.S. PO Joint Venture owns a PO/styrene monomer (“SM” or “styrene”) and a PO/tertiary butyl alcohol (“TBA”) manufacturing facility. Covestro’s ownership interest in Series A partnership units represents an undivided interest in certain U.S. PO Joint Venture assets with correlative PO capacity reservation that resulted in ownership of annual in-kind cost-based PO production of approximately 680 thousand tons in 2022 and 2021. Our ownership interest in Series A and Series B partnership units conveys us an undivided interest in certain U.S. PO Joint Venture assets with correlative PO and co-product capacity, respectively, resulting in the ownership of annual in-kind cost-based PO and co-product production.
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
During the fourth quarter of 2020, we executed a joint venture agreement with Sasol Chemicals (USA) LLC (“Sasol”) to form the Louisiana Integrated PolyEthylene JV LLC joint venture (the “Louisiana Joint Venture”). Under this arrangement, we acquired a 50% ownership interest in an ethane cracker, a low-density and linear-low density polyethylene plant, and associated infrastructure. Under the terms of the joint venture agreement, each partner provides pro-rata share of ethane feedstocks and off-takes pro-rata shares of cracker and polyethylene products. We operate the Louisiana Joint Venture assets and market the polyethylene off-take for all partners through our global sales team.
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
Our product off-take of PO and its co-products from the PO Joint Ventures was 2.4 million tons in 2022, 2.6 million tons in 2021 and 2.6 million tons in 2020. Our product off-take of ethylene and polyethylene produced from the Louisiana Joint Venture was 1.0 million tons in 2022 and 1.1 million tons in 2021. The product off-take in 2020 for the period subsequent to the formation of the joint venture was immaterial.
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
For 2022 and 2021, management performed qualitative impairment assessments of our reporting units, which indicated that the fair value of our reporting units was greater than their carrying value including goodwill. Based on this assessment, our historical assessment for impairment and forecasted demand for our products, a quantitative goodwill impairment test was not required, and no goodwill impairment was recognized.
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
Research and Development
Research and development (“R&D”) costs are expensed when incurred. Subsidies for R&D are included in Other (expense) income, net. Depreciation expense related to assets employed in R&D is included as a cost of R&D.
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

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Asset Retirement Obligations—At some sites, we are legally obligated to decommission our plants upon site exit. Asset retirement obligations are recorded at the fair value using the present value of the estimated costs to retire the asset at the time the obligation is incurred. That cost, which is capitalized as part of the related long-lived asset, is depreciated on a straight-line basis over the remaining useful life of the related asset. Accretion expense in connection with the discounted liability is recognized over the estimated timeline to settle the obligation. Such depreciation and accretion expenses are included in Cost of sales.
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
Share-Based Compensation
We grant restricted stock units (“RSUs”), stock option awards (“Stock options”), performance share units (“PSUs”), and other cash and stock awards to employees as a form of compensation. Our share-based compensation awards are accounted for as equity-classified awards with compensation expense based on the grant date fair value and recognized over the vesting period in the income statement. We use a straight-line vesting method for cliff-vested awards and a graded vesting method for ratable-vested awards. We have elected to recognize forfeitures as they occur for stock-based compensation. When options are exercised and awards are paid out, shares are issued from our treasury shares. The holders of unvested RSUs are entitled to nonforfeitable dividend equivalents settled in the form of cash payments, which are recognized as dividends in Retained earnings. Outstanding PSUs accrue dividend equivalent units, which will be converted to shares upon payment at the end of the performance period and are classified as Accrued liabilities and Other liabilities on the Consolidated Balance Sheets. Dividend equivalents for PSUs are also recorded in Retained earnings. See Notes 15 and 18 to the Consolidated Financial Statements for additional information.
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

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
We use the following inputs and valuation techniques to estimate the fair value of our financial instruments disclosed in Note 13 to the Consolidated Financial Statements.
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
We use the following inputs and valuation techniques to estimate the fair value of our pension assets disclosed in Note 14 to the Consolidated Financial Statements.
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
Recently Adopted Guidance
Government Assistance—In November 2021, the FASB issued Accounting Standards Update (“ASU”) 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. The guidance requires disclosures about assistance received from the government that have been accounted for by analogizing to a grant or contribution accounting model including the nature and form of assistance, the accounting policies used to account for the assistance and its impact on the entity’s financial statements. This guidance is effective for annual periods beginning after December 15, 2021. The adoption of this guidance from January 1, 2022 did not have a material impact on our Consolidated Financial Statements.
Reference Rate Reform—In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. Previously, the FASB issued accounting guidance set forth by Topic 848 to provide optional expedients and exceptions in accounting for contract modifications, hedging relationships and other transactions that reference London Inter-Bank Offered Rate (“LIBOR”), or another reference rate, expected to be discontinued as a result of reference rate reform, if certain criteria are met. The new guidance defers the sunset date of Topic 848 from December 31, 2022 to December 31, 2024 and is effective immediately upon issuance. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.
Accounting Guidance Issued But Not Adopted as of December 31, 2022
Fair Value Measurement—In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The guidance clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security because it is a characteristic of the entity holding the equity security rather than a characteristic of the security and is not considered in measuring its fair value. The guidance is effective prospectively for the year ending December 31, 2024, including the interim periods, with the impact of adoption reflected in earnings. Early adoption is permitted. The adoption of this guidance will not have a material impact on our Consolidated Financial Statements.
Supplier Finance Program—In September 2022, the FASB issued ASU 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. The guidance requires an entity that uses supplier finance programs in connection with the purchase of goods and services to disclose certain qualitative and quantitative information about its programs including the key terms and conditions, activity during the period, and potential magnitude. The guidance is effective retrospectively for the year ending December 31, 2023, including interim periods, with disclosures required for each period for which a balance sheet is presented, except for the disclosure of roll forward information, which is effective for fiscal years beginning after December 31, 2023. The adoption of this guidance will not have a material impact on our Consolidated Financial Statements.

3. Revenues
Contract Balances—Contract liabilities were $167 million and $169 million at December 31, 2022 and 2021, respectively. Revenue recognized in each reporting period, included in the contract liability balance at the beginning of the period, was immaterial.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
Revenues disaggregated by key products are summarized below:

	Year Ended December 31,
Millions of dollars	2022	2021	2020
Sales and other operating revenues:
Olefins & co-products	$4,782	$5,008	$2,432
Polyethylene	9,608	10,134	5,842
Polypropylene	6,514	7,994	4,525
Propylene oxide and derivatives	3,097	2,885	1,714
Oxyfuels and related products	5,482	3,587	2,278
Intermediate chemicals	4,012	3,415	2,080
Compounding and solutions	4,197	4,132	3,223
Advanced polymers	1,030	1,001	680
Refined products	10,975	7,178	4,346
Other	754	839	633
Total	$50,451	$46,173	$27,753
The following table presents our revenues disaggregated by geography, based upon the location of the customer:

	Year Ended December 31,
Millions of dollars	2022	2021	2020
Sales and other operating revenues:
United States	$24,789	$22,526	$12,113
Germany	3,555	3,395	2,113
China	2,533	2,322	1,474
Mexico	2,042	1,572	1,197
Japan	1,954	1,417	876
Italy	1,737	1,828	1,175
France	1,366	1,431	875
Poland	1,271	1,169	926
The Netherlands	1,178	1,390	785
Other	10,026	9,123	6,219
Total	$50,451	$46,173	$27,753

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
4. Related Party Transactions
We have related party transactions with our joint venture partners, which are classified as equity investees (see Note 8 to the Consolidated Financial Statements). These related party transactions include the sales and purchases of goods in the normal course of business as well as certain financing arrangements. In addition, under contractual arrangements with certain of our equity investees, we receive certain services, utilities and materials at some of our manufacturing sites, and we provide certain services to our equity investees. These transactions are summarized as follows:

	Year Ended December 31,
Millions of dollars	2022	2021	2020
The Company billed related parties for:
Sales of products—
Joint venture partners	$1,012	$1,038	$758
Shared service agreements—
Joint venture partners	2	13	6
Related parties billed the Company for:
Sales of products—
Joint venture partners	$4,837	$4,348	$2,682
Shared service agreements—
Joint venture partners	94	85	75
Related Party Notes Receivable—In July 2022, we executed a loan agreement with our joint venture partner to fund CNY300 million (approximately $43 million as of December 31, 2022) principal to our joint venture Bora LyondellBasell Petrochemical Co. Ltd. (“BLYB”). The loan matures six months from issuance and may be extended up to nine times, in six months increments, with consent of the joint venture partners. Interest accrues at the one-year prime rate from People’s Bank of China and is payable quarterly.
Other—We have guaranteed $20 million of the indebtedness of two of our joint ventures as of December 31, 2022.
5. Accounts Receivable
We sell our products primarily to other industrial concerns in the petrochemical and refining industries. We perform ongoing credit evaluations of our customers’ financial condition and, in certain circumstances, require letters of credit or corporate guarantees from them. Our Accounts receivable are reflected in the Consolidated Balance Sheets net of allowance for credit losses of $6 million in each of the years ended December 31, 2022 and 2021. We recorded allowance for credit losses for receivables, which are reflected in the Consolidated Statements of Income, however, such amounts were immaterial for each of the years ended December 31, 2022, 2021 and 2020.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
6. Inventories
Inventories consisted of the following components at December 31:

Millions of dollars	2022	2021
Finished goods	$3,027	$3,329
Work-in-process	227	178
Raw materials and supplies	1,550	1,394
Total inventories	$4,804	$4,901
At December 31, 2022 and 2021, approximately 77% and 80%, respectively, of our inventories were valued using the last in, first out (“LIFO”) method and the remaining inventories, consisting primarily of materials and supplies, were valued at the moving average cost method. At December 31, 2022 and 2021, our LIFO cost exceeded current replacement cost under the first-in first-out method.
The excess of our inventories at estimated net realizable value over LIFO cost was approximately $1,586 million and $2,503 million at December 31, 2022 and 2021, respectively. During 2020, we recognized an LCM inventory valuation charge of $16 million primarily related to the decline in pricing for our raw material and finished goods inventories.
7. Property, Plant and Equipment, Goodwill and Intangible Assets
Property, Plant and Equipment—The components of property, plant and equipment, at cost, and the related accumulated depreciation are as follows at December 31:

Millions of dollars	Estimated Useful Life (years)			2022	2021
Land				$321	$334
Major manufacturing equipment	25			13,257	11,614
Buildings	30			2,280	1,228
Light equipment and instrumentation	5	-	20	3,528	3,347
Office furniture	15			22	24
Major turnarounds	4	-	7	1,732	1,652
Information system equipment	3	-	5	63	63
Construction in progress				2,521	4,120
Total property, plant and equipment				23,724	22,382
Less accumulated depreciation				(8,337)	(7,826)
Property, plant and equipment, net				$15,387	$14,556
Capitalized Interest—We capitalize interest costs incurred on funds used to construct property, plant and equipment. In 2022, 2021 and 2020, we capitalized interest of $114 million, $97 million and $40 million, respectively.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Intangible Assets—The components of identifiable intangible assets, at cost, and the related accumulated amortization are as follows at December 31:

	2022			2021
Millions of dollars	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Emission allowances	$771	$(513)	$258	$740	$(504)	$236
Various contracts	436	(364)	72	435	(357)	78
Customer relationships	297	(88)	209	303	(68)	235
Software costs	124	(46)	78	158	(81)	77
Other	283	(238)	45	296	(227)	69
Total intangible assets	$1,911	$(1,249)	$662	$1,932	$(1,237)	$695
Amortization of these identifiable intangible assets for the next five years is expected to be $83 million in 2023, $75 million in 2024, $74 million in 2025, $50 million in 2026 and $34 million in 2027.
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
During 2020, prior to the Company’s evaluation of strategic options for the Houston refinery, we identified impairment triggers related to our Houston refinery’s asset group as a result of significant negative impacts to the Refining segment’s forecasted cash flows resulting from the COVID-19 pandemic. We assessed the Houston refinery for impairment and determined that the asset group carrying value exceeded its undiscounted estimated pre-tax cash flows. As of September 30, 2020, we estimated the fair value of the Houston refinery’s property, plant and equipment to be $550 million, and fair value of contract intangible assets to be $10 million, which was less than the carrying value. As a result, our Refining segment recognized a non-cash impairment charge in the third quarter of 2020 of $582 million, which included a $570 million impairment of property, plant and equipment and a $12 million impairment of contract intangible assets, which reduced the assets’ carrying values to their fair values. The fair value of the impaired assets was determined using an income approach that was based on significant inputs that were not observable in the market. The fair value measurement for the asset group is classified as Level 3.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Depreciation and Amortization Expense—Depreciation and amortization expense is summarized as follows:

	Year Ended December 31,
Millions of dollars	2022	2021	2020
Property, plant and equipment	$1,033	$1,146	$1,143
PO Joint Ventures and Louisiana Joint Venture	155	156	72
Emission allowances	8	12	58
Various contracts	18	20	20
Customer relationships	19	20	20
Software costs	14	12	8
Other	20	27	64
Total depreciation and amortization	$1,267	$1,393	$1,385
Asset Retirement Obligations—In certain cases, we are contractually obligated to decommission our plants upon site exit. In such cases, we have accrued the net present value of the estimated costs. The changes in our asset retirement obligations are as follows:

	Year Ended December 31,
Millions of dollars	2022	2021
Beginning balance	$62	$64
Liabilities incurred	249	—
Liabilities settled	(3)	(3)
Changes in estimates	3	3
Accretion expense	3	2
Divestiture	(6)	—
Effects of exchange rate changes	(3)	(4)
Ending balance	$305	$62
In connection with the planned exit from the refinery business, we recorded liabilities for asset retirement obligations of $249 million in 2022. See Note 20 to the Consolidated Financial Statements for additional information regarding the planned exit. The remaining asset retirement obligations are primarily related to facilities in Europe.
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

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Goodwill—The changes in the carrying amount of goodwill in each of the Company’s reportable segments for the years ended December 31, 2022 and 2021 were as follows:

Millions of dollars	O&P - Americas	O&P - EAI	I&D	APS	Technology	Total
December 31, 2020	$162	$142	$259	$1,379	$11	$1,953
Foreign currency translation adjustments	—	(33)	(34)	(8)	(3)	(78)
December 31, 2021	162	109	225	1,371	8	1,875
Acquisitions	—	—	—	6	—	6
Foreign currency translation adjustments	—	(23)	(24)	(7)	—	(54)
December 31, 2022	$162	$86	$201	$1,370	$8	$1,827
8. Equity Investments
Our principal direct and indirect equity investments are as follows at December 31:

Percent of Ownership	2022	2021
PO Joint Ventures—
European PO Joint Venture	50.00%	50.00%
U.S. PO Joint Venture - Series A	23.71%	23.71%
U.S. PO Joint Venture - Series B	100.00%	100.00%
Louisiana Joint Venture	50.00%	50.00%
Bora LyondellBasell Petrochemical Co. Ltd.	50.00%	50.00%
Basell Orlen Polyolefins Sp. Z.o.o.	50.00%	50.00%
Saudi Polyolefins Company	25.00%	25.00%
Saudi Ethylene & Polyethylene Company Ltd.	25.00%	25.00%
Al-Waha Petrochemicals Ltd.	25.00%	25.00%
Polymirae Co. Ltd.	50.00%	50.00%
HMC Polymers Company Ltd.	28.56%	28.56%
Indelpro S.A. de C.V.	49.00%	49.00%
Ningbo ZRCC Lyondell Chemical Co. Ltd.	26.65%	26.65%
Ningbo ZRCC LyondellBasell New Material Co. Ltd.	50.00%	50.00%

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The changes in our equity investments are as follows at December 31:

Millions of dollars	2022	2021
Beginning balance	$4,786	$4,729
Capital contributions	108	61
Income from equity investments	5	461
Acquisition of equity investments	4	106
Distribution of earnings, net of tax	(349)	(315)
Depreciation of PO Joint Ventures and Louisiana Joint Venture	(155)	(156)
Currency exchange effects	(100)	(55)
Other	(4)	(45)
Ending balance	$4,295	$4,786
Capital contributions in 2022 and 2021 include $69 million and $54 million, respectively, related to our PO Joint Ventures.
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
Summarized balance sheet information of our investments accounted for under the equity method (presented at 100%) at December 31 are as follows:

Millions of dollars	2022	2021
Current assets	$4,043	$5,488
Noncurrent assets	11,185	11,521
Total assets	15,228	17,009
Current liabilities	2,995	3,589
Noncurrent liabilities	2,615	2,544
Net assets	$9,618	$10,876

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Summarized income statement information of our investments accounted for under the equity method (presented at 100%) at December 31 are as follows:

	Year Ended December 31,
Millions of dollars	2022	2021	2020
Revenues	$15,435	$15,456	$9,172
Cost of sales	(14,900)	(13,269)	(7,883)
Gross profit	535	2,187	1,289
Net operating expenses	(519)	(497)	(320)
Operating income	16	1,690	969
Interest income	7	—	1
Interest expense	(24)	(48)	(70)
Foreign currency translation	(1)	(5)	5
Other (expense) income, net	(26)	(21)	2
(Loss) income before income taxes	(28)	1,616	907
Provision for income taxes	(1)	(337)	(183)
Net (loss) income	$(29)	$1,279	$724
The difference between our carrying value and the underlying equity in the net assets of our equity investments are assigned to the assets and liabilities of the investment, based on an analysis of the factors giving rise to the basis difference. The amortization of the basis difference included in Income from equity investments in the Consolidated Statements of Income for each of the years ended December 31, 2022 and 2021 was $6 million and $5 million for the year ended December 31, 2020.
9. Prepaid Expenses, Other Current Assets and Other Assets
The components of Prepaid expenses and other current assets were as follows at December 31:

Millions of dollars	2022	2021
Renewable identification numbers	$465	$305
Income tax receivable	285	263
VAT receivables	203	141
Financial derivatives	152	125
Advances to suppliers	63	57
Prepaid insurance	30	33
Other	94	98
Total prepaid expenses and other current assets	$1,292	$1,022

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The components of Other assets were as follows at December 31:

Millions of dollars	2022	2021
Financial derivatives	$158	$282
Deferred tax assets	157	174
Pension assets	62	67
Company-owned life insurance	48	61
Other	199	83
Total other assets	$624	$667
10. Accrued Liabilities
Accrued liabilities consisted of the following components at December 31:

Millions of dollars	2022	2021
Renewable identification numbers	$486	$340
Payroll and benefits	424	539
Operating lease liabilities	344	336
Income taxes	242	402
Taxes other than income taxes	208	211
Interest	168	145
Contract liabilities	167	169
Product sales rebates	163	178
Financial derivatives	31	3
Other	163	248
Total accrued liabilities	$2,396	$2,571

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
11. Debt
Long-term loans, notes and other debt, net of unamortized discount, debt issuance cost and cumulative fair value hedging adjustments, consisted of the following at December 31:

Millions of dollars	2022	2021
Senior Notes due 2024, $1,000 million, 5.75% ($1 million of debt issuance cost)	$774	$773
Senior Notes due 2055, $1,000 million, 4.625% ($15 million of discount; $11 million of debt issuance cost)	974	974
Guaranteed Notes due 2027, $300 million, 8.1%	300	300
Issued by LYB International Finance B.V.:
Guaranteed Notes due 2023, $750 million, 4.0% ($1 million of discount)	424	423
Guaranteed Notes due 2043, $750 million, 5.25% ($19 million of discount; $6 million of debt issuance cost)	725	724
Guaranteed Notes due 2044, $1,000 million, 4.875% ($10 million of discount; $8 million of debt issuance cost)	982	981
Issued by LYB International Finance II B.V.:
Guaranteed Notes due 2026, €500 million, 0.875% ($1 million of discount; $2 million of debt issuance cost)	518	562
Guaranteed Notes due 2027, $1,000 million 3.5% ($2 million of discount; $2 million of debt issuance cost)	587	631
Guaranteed Notes due 2031, €500 million, 1.625% ($4 million of discount; $3 million of debt issuance cost)	516	558
Issued by LYB International Finance III, LLC:
Guaranteed Notes due 2025, $500 million, 1.25% ($1 million of discount; $2 million of debt issuance cost)	475	486
Guaranteed Notes due 2030, $500 million, 3.375% ($1 million of debt issuance cost)	120	143
Guaranteed Notes due 2030, $500 million, 2.25% ($3 million of discount; $4 million of debt issuance cost)	469	490
Guaranteed Notes due 2040, $750 million, 3.375% ($2 million of discount; $7 million of debt issuance cost)	741	741
Guaranteed Notes due 2049, $1,000 million, 4.2% ($14 million of discount; $10 million of debt issuance cost)	976	975
Guaranteed Notes due 2050, $1,000 million, 4.2% ($6 million of discount; $10 million of debt issuance cost)	971	981
Guaranteed Notes due 2051, $1,000 million, 3.625% ($2 million of discount; $11 million of debt issuance cost)	897	986
Guaranteed Notes due 2060, $500 million, 3.8% ($4 million of discount; $6 million of debt issuance cost)	481	490
Other	42	34
Total	10,972	11,252
Less current maturities	(432)	(6)
Long-term debt	$10,540	$11,246

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Fair value hedging adjustments associated with the fair value hedge accounting of our fixed-for-floating interest rate swaps for the applicable periods are as follows:

Millions of dollars	Gains (Losses)		Cumulative Fair Value Hedging Adjustments Included in Carrying Amount of Debt
	Year Ended December 31,		December 31,
	2022	2021	2022	2021
Guaranteed Notes due 2025, 1.25%	$12	$2	$14	$2
Guaranteed Notes due 2026, 0.875%	12	3	13	1
Guaranteed Notes due 2027, 3.5%	46	56	—	(46)
Guaranteed Notes due 2030, 3.375%	23	(2)	21	(2)
Guaranteed Notes due 2030, 2.25%	22	2	24	2
Guaranteed Notes due 2031, 1.625%	11	—	11	—
Guaranteed Notes due 2050, 4.2%	10	3	13	3
Guaranteed Notes due 2051, 3.625%	90	—	90	—
Guaranteed Notes due 2060, 3.8%	9	—	9	—
Total	$235	$64	$195	$(40)
Fair value adjustments are recognized in Interest expense in the Consolidated Statements of Income.
Short-term loans, notes and other debt consisted of the following at December 31:

Millions of dollars	2022	2021
U.S. Receivables Facility	$—	$—
Commercial paper	200	204
Precious metal financings	131	155
Other	18	3
Total Short-term debt	$349	$362
Aggregate maturities of debt during the next five years are $782 million in 2023, which includes $425 million that remains outstanding under our 4.0% guaranteed notes due 2023, $789 million in 2024, $503 million in 2025, $536 million in 2026, $892 million in 2027 and $8,182 million thereafter.
Long-Term Debt
Senior Revolving Credit Facility—Our $3,250 million senior unsecured revolving credit facility (the “Senior Revolving Credit Facility”), which expires in November 2026, may be used for dollar and euro denominated borrowings. The facility has a $200 million sub-limit for dollar and euro denominated letters of credit, a $1,000 million uncommitted accordion feature, and supports our commercial paper program. Borrowings under the facility bear interest at either a base rate, LIBOR rate or EURIBOR rate, plus an applicable margin. Additional fees are incurred for the average daily unused commitments. At December 31, 2022, we had no borrowings or letters of credit outstanding and $3,050 million of unused availability under this facility.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The facility contains customary covenants and warranties, including specified restrictions on indebtedness and liens. Additionally, we are required to maintain a maximum leverage ratio (calculated as the ratio of total net funded debt to consolidated earnings before interest, taxes and depreciation and amortization, both as defined in the Amended and Restated Credit Agreement) financial covenant 3.50 to 1.00. In the event an acquisition meeting certain thresholds is consummated we can elect to increase the maximum leverage ratio for each of the first six fiscal quarters ending after such acquisition as indicated in the Amended and Restated Credit Agreement.
Term Loan due 2022—In 2021 we fully repaid the remaining $1,450 million outstanding borrowings under our Term Loan due 2022 which was entered in 2019.
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
As of December 31, 2022, we are in compliance with our debt covenants.
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
In 2020, in conjunction with the repayment of a portion of the indebtedness outstanding under our Term Loan due 2022 and the redemption of our 1.875% guaranteed notes due 2022, we recognized $23 million of debt extinguishment costs which are reflected in Interest expense in the Consolidated Statements of Income. The debt extinguishment costs include $22 million paid for make-whole premiums and non-cash charges of $2 million for the write-off of unamortized debt discount and issuance costs, partially offset by $1 million in gains resulting from the write-off of the cumulative fair value hedge accounting adjustments.
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
In 2020, in conjunction with the redemption of our 6% senior notes due 2021, we recognized $46 million of debt extinguishment costs which are reflected in Interest expense in the Consolidated Statements of Income. The debt extinguishment costs include $55 million paid for make-whole premiums and non-cash charges of $2 million for the write-off of unamortized debt discount and issuance costs, partially offset by $11 million in gains resulting from the write-off of the cumulative fair value hedge accounting adjustments.
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

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Under the terms of the U.S. Receivable Facility we are required to maintain a maximum leverage ratio consistent with the terms of the Senior Revolving Credit Facility as discussed above. At December 31, 2022, there were no borrowings or letters of credit outstanding and $794 million unused availability under the facility.
Commercial Paper Program—We have a commercial paper program under which we may issue up to $2,500 million of privately placed, unsecured, short-term promissory notes (“commercial paper”). This program is backed by our $3,250 million Senior Revolving Credit Facility. Proceeds from the issuance of commercial paper may be used for general corporate purposes, including dividends and share repurchases. Interest rates on the commercial paper outstanding at December 31, 2022 are based on the terms of the notes and range from 4.3% to 5.0%. At December 31, 2022, we had $200 million of outstanding commercial paper.
Precious Metal Financings—We enter into lease agreements for precious metals which are used in our production processes. Precious metal borrowings are classified as Short-term debt or Long-term debt, other, based on the maturities of the lease agreements.
Weighted Average Interest Rate—At December 31, 2022 and 2021, our weighted average interest rate on outstanding Short-term debt was 3.7% and 0.9%, respectively.
Additional Information
Debt Discount and Issuance Costs—Amortization of debt discount and debt issuance costs resulted in amortization expense of $14 million, $35 million and $21 million for the years ended December 31, 2022, 2021 and 2020, respectively, which is included in Interest expense in the Consolidated Statements of Income.
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
12. Leases
Operating Leases—The majority of our leases are operating leases. We lease storage tanks, terminal facilities, land, office facilities, railcars, pipelines, barges, plant equipment and other equipment. As of December 31, 2022 and 2021, our Operating lease assets were $1,725 million and $1,946 million, respectively. As of December 31, 2022 and 2021, Operating lease liabilities totaled $1,854 million and $1,985 million of which $344 million and $336 million, respectively, are current and recorded in Accrued liabilities. These values were derived using a weighted average discount rate of 3.4% and 3.3% as of December 31, 2022 and 2021, respectively.
Substantially all of our operating leases have remaining lease terms of 21 years or less and have a weighted-average remaining lease term of 9 years. Certain lease agreements include options to renew the lease, at our discretion, for approximately 1 year to 20 years and do not materially impact our operating lease assets or operating lease liabilities.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Maturities of operating lease liabilities as of December 31, 2022, are as follows:

Millions of dollars
2023	$396
2024	330
2025	272
2026	229
2027	192
Thereafter	753
Total lease payments	2,172
Less: Imputed interest	(318)
Present value of lease liabilities	$1,854

Operating lease costs were $536 million, $418 million and $393 million for the years ended December 31, 2022, 2021 and 2020, respectively, which are reflected in the Consolidated Statements of Income.
In connection with the planned exit from the refinery business, announced in April 2022, we recognized accelerated lease amortization costs of $91 million during 2022 which is included in Operating lease cost. See Note 20 to the Consolidated Financial Statements for additional information.
Cash paid for amounts included in the measurement of operating lease liabilities totaled $423 million, $406 million and $383 million for the years ended December 31, 2022, 2021 and 2020, respectively. Leased assets obtained in exchange for new operating lease liabilities totaled $248 million, $822 million and $351 million for the years ended December 31, 2022, 2021 and 2020, respectively.
As of December 31, 2022, we have entered into additional operating leases, with an undiscounted value of $78 million, primarily for railcars. These leases, which will commence in 2023 and 2024, have lease terms ranging from 3 to 10 years.
13. Financial Instruments and Fair Value Measurements
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

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Financial Instruments Measured at Fair Value on a Recurring Basis—The following table summarizes financial instruments outstanding for the periods presented that are measured at fair value on a recurring basis:

	December 31, 2022		December 31, 2021
	Notional Amount	Fair Value	Notional Amount	Fair Value	Balance Sheet Classification
Millions of dollars
Assets—
Derivatives designated as hedges:
Commodities	$—	$—	$41	$24	Prepaid expenses and other current assets
Foreign currency	903	109	614	63	Prepaid expenses and other current assets
Foreign currency	2,725	133	1,785	43	Other assets
Interest rates	—	16	—	7	Prepaid expenses and other current assets
Interest rates	400	25	300	1	Other assets
Derivatives not designated as hedges:
Commodities	192	27	221	30	Prepaid expenses and other current assets
Foreign currency	160	—	34	1	Prepaid expenses and other current assets
Non-derivatives:
Equity securities	—	—	9	8	Short-term investments
Total	$4,380	$310	$3,004	$177
Liabilities—
Derivatives designated as hedges:
Commodities	$35	$14	$—	$—	Accrued liabilities
Foreign currency	—	15	—	14	Accrued liabilities
Foreign currency	650	8	1,800	99	Other liabilities
Interest rates	—	23	—	3	Accrued liabilities
Interest rates	2,164	229	1,863	280	Other liabilities
Derivatives not designated as hedges:
Commodities	50	11	24	1	Accrued liabilities
Commodities	7	3	—	—	Other liabilities
Foreign currency	236	6	188	2	Accrued liabilities
Total	$3,142	$309	$3,875	$399
The financial instruments in the table above are classified as Level 2. We present the gross assets and liabilities of our derivative instruments on the Consolidated Balance Sheets.
Financial Instruments Not Measured at Fair Value on a Recurring Basis—The following table presents the carrying value and estimated fair value of our Short-term precious metal financings and Long-term debt:

	December 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Millions of dollars
Precious metal financings	$131	$113	$155	$130
Long-term debt	10,517	8,882	11,218	12,756
Total	$10,648	$8,995	$11,373	$12,886

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
The following table presents the notional amounts of our outstanding commodity derivative instruments:

	December 31, 2022	December 31, 2021
Millions of dollars	Notional Amount	Notional Amount	Maturity Date
Derivatives designated as hedges:
Cash flow hedges	$35	$41	2023
Derivatives not designated as hedges:
Commodity contracts	249	245	2023	to	2024
Interest Rates—We are exposed to interest rate risk with respect to our fixed-rate and variable-rate debt. Fluctuations in interest rates impact the fair value of fixed-rate debt and expose us to the risk that we may need to refinance debt at higher rates. Fluctuations in interest rates also impact interest expense from our variable-rate debt. We use forward-starting interest rate swaps that are designated as cash flow hedges to mitigate the risk that benchmark rates will increase in connection with future financing activities. As of December 31, 2021, Other assets included $238 million of collateral related to these forward-starting interest swaps. As of December 31, 2022, there was no collateral remaining as it had been returned. We also use interest rate swaps that are designated as fair value hedges to mitigate the changes in the fair value of our fixed-rate debt by effectively converting it to variable-rate debt. See Note 11 to the Consolidated Financial Statements for additional information.
The following table presents the notional amounts of our outstanding interest rate derivative instruments:

	December 31, 2022	December 31, 2021
Millions of dollars	Notional Amount	Notional Amount	Maturity Date
Cash flow hedges	$400	$1,000	2024
Fair value hedges	2,164	1,163	2025	to	2031
Foreign Currency Rates—We have significant worldwide operations. The functional currencies of our operating subsidiaries are primarily the U.S. dollar and the euro. We enter into transactions denominated in currencies other than our designated functional currencies that create foreign currency exposure. We enter foreign currency contracts to economically hedge foreign currency risk related to recognized foreign currency monetary assets and liabilities. Changes in the fair value of such forward and swap contracts are reported in the Consolidated Statements of Income and offset, in part, currency remeasurement results. In the past, we have entered euro-denominated debt that was designated as a net investment hedge. Other (expense) income, net, in the Consolidated Statements of Income reflected foreign currency losses of $14 million, $2 million and $7 million in 2022, 2021 and 2020, respectively.
We enter foreign currency contracts that are designated as net investment hedges to manage the impacts of foreign currency translation of our net investments in foreign operations. We also enter foreign currency contracts that are designated as cash flow hedges to manage the variability in cash flows associated with intercompany debt balances.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table presents the notional amounts of our outstanding foreign currency derivative instruments:

	December 31, 2022	December 31, 2021
Millions of dollars	Notional Amount	Notional Amount	Maturity Date
Net investment hedges	$3,128	$3,048	2023	to	2030
Cash flow hedges	1,150	1,150	2024	to	2027
Not designated	396	222	2023
Impact on Earnings and Other Comprehensive Income—The following tables summarize the pre-tax effect of derivative and non-derivative instruments recorded in Accumulated other comprehensive loss (“AOCI”), the gains (losses) reclassified from AOCI to earnings and additional gains (losses) recognized directly in earnings:

	Effect of Derivative Instruments
	Year Ended December 31, 2022
	Balance Sheet		Income Statement
Millions of dollars	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI to Income	Additional Gain (Loss) Recognized in Income	Income Statement Classification
Derivatives designated as hedges:
Commodities	$21	$(59)	$—	Cost of sales
Foreign currency	308	(75)	69	Interest expense
Interest rates	296	6	(227)	Interest expense
Derivatives not designated as hedges:
Commodities	—	—	72	Sales and other operating revenues
Commodities	—	—	(22)	Cost of sales
Foreign currency	—	—	(60)	Other (expense) income, net
Total	$625	$(128)	$(168)

	Year Ended December 31, 2021
	Balance Sheet		Income Statement
Millions of dollars	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI to Income	Additional Gain (Loss) Recognized in Income	Income Statement Classification
Derivatives designated as hedges:
Commodities	$54	$(34)	$—	Cost of sales
Foreign currency	406	(216)	37	Interest expense
Interest rates	75	6	(7)	Interest expense
Derivatives not designated as hedges:
Commodities	—	—	20	Sales and other operating revenues
Commodities	—	—	69	Cost of sales
Foreign currency	—	—	(35)	Other (expense) income, net
Total	$535	$(244)	$84

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2020
	Balance Sheet		Income Statement
Millions of dollars	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI to Income	Additional Gain (Loss) Recognized in Income	Income Statement Classification
Derivatives designated as hedges:
Commodities	$5	$—	$—	Cost of sales
Foreign currency	(253)	170	46	Interest expense
Interest rates	(347)	5	95	Interest expense
Derivatives not designated as hedges:
Commodities	—	—	4	Sales and other operating revenues
Commodities	—	—	115	Cost of sales
Foreign currency	—	—	(14)	Other (expense) income, net
Non-derivatives designated as hedges:
Long-term debt	(42)	—	—	Other (expense) income, net
Total	$(637)	$175	$246
Amounts excluded from the assessment of effectiveness for foreign currency contracts designated as net investment hedges recognized in Other comprehensive income or Interest expense for the years ended December 31, 2022, 2021 and 2020 were immaterial.
As of December 31, 2022, on a pre-tax basis, $6 million is scheduled to be reclassified from Accumulated other comprehensive loss as an increase to interest expense over the next twelve months.
Other Financial Instruments:
Cash and Cash Equivalents—At December 31, 2022 and 2021, we had marketable securities classified as Cash and cash equivalents of $1,191 million and $438 million, respectively.
Investments in Equity Securities—The cost basis of our investment in equity securities was $9 million as of December 31, 2021. As of December 31, 2022, there was no investment in equity securities remaining. The investment was under an orderly voluntary liquidation by the fund administrator in 2021. We received proceeds of $8 million, $335 million and $313 million from the sale or liquidation of this investment during the years ended December 31, 2022, 2021 and 2020, respectively. The investment was fully liquidated in January 2022.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
Pension Benefits—The following tables provide a reconciliation of projected benefit obligations, plan assets and the funded status of our U.S. and non-U.S. defined benefit pension plans:

	Year Ended December 31,
	2022		2021
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Change in benefit obligation:
Benefit obligation, beginning of period	$1,916	$1,924	$2,039	$2,159
Service cost	48	35	60	42
Interest cost	48	26	36	20
Actuarial gain	(356)	(523)	(29)	(107)
Plan amendments	—	4	—	1
Benefits paid	(56)	(51)	(71)	(50)
Participant contributions	—	1	—	2
Settlement	(460)	(6)	(119)	(8)
Foreign exchange effects	—	(134)	—	(135)
Benefit obligation, end of period	1,140	1,276	1,916	1,924
Change in plan assets:
Fair value of plan assets, beginning of period	1,743	1,082	1,548	1,168
Actual return on plan assets	(206)	(275)	229	(29)
Company contributions	—	58	156	62
Benefits paid	(56)	(51)	(71)	(50)
Participant contributions	—	1	—	2
Settlement	(460)	(6)	(119)	(8)
Foreign exchange effects	—	(76)	—	(63)
Fair value of plan assets, end of period	1,021	733	1,743	1,082
Funded status of continuing operations, end of period	$(119)	$(543)	$(173)	$(842)

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Amounts recognized in the Consolidated Balance Sheets consists of the following:

	December 31, 2022		December 31, 2021
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Prepaid benefit cost, long-term	$12	$50	$7	$60
Accrued benefit liability, current	—	(26)	—	(31)
Accrued benefit liability, long-term	(131)	(567)	(180)	(871)
Funded status of continuing operations, end of period	$(119)	$(543)	$(173)	$(842)
Amounts recognized in Accumulated other comprehensive loss include the following:

	December 31, 2022		December 31, 2021
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Actuarial and investment loss	$274	$39	$450	$273
Prior service cost	—	29	—	29
Balance, end of period	$274	$68	$450	$302
The following additional information is presented for our U.S. and non-U.S. pension plans:

	December 31, 2022		December 31, 2021
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Accumulated benefit obligation for defined benefit plans	$1,114	$1,185	$1,854	$1,783
Pension plans with projected benefit obligations in excess of the fair value of assets are summarized as follows:

	December 31, 2022		December 31, 2021
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Projected benefit obligations	$667	$720	$1,909	$1,152
Fair value of assets	536	127	1,729	250
Pension plans with accumulated benefit obligations in excess of the fair value of assets are summarized as follows:

	December 31, 2022		December 31, 2021
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Accumulated benefit obligations	$655	$582	$1,086	$1,005
Fair value of assets	536	52	966	215

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Components of net periodic pension costs for our U.S. and non-U.S. plans are as follows:

	U.S. Plans
	Year Ended December 31,
Millions of dollars	2022	2021	2020
Service cost	$48	$60	$63
Interest cost	48	36	53
Expected return on plan assets	(97)	(114)	(115)
Settlement loss	103	27	4
Actuarial loss amortization	20	35	29
Net periodic benefit cost	$122	$44	$34

	Non-U.S. Plans
	Year Ended December 31,
Millions of dollars	2022	2021	2020
Service cost	$35	$42	$46
Interest cost	26	20	21
Expected return on plan assets	(18)	(17)	(19)
Settlement loss	—	1	2
Curtailment gain	—	—	(4)
Prior service cost amortization	3	3	3
Actuarial loss amortization	7	15	23
Net periodic benefit cost	$53	$64	$72
In May 2022, a LyondellBasell sponsored pension plan purchased a group annuity contract from an insurance company to transfer $361 million of our outstanding pension benefit obligations related to certain U.S. retirees and beneficiaries. The purchase of the group annuity contract was funded with pension plan assets. The insurance company is now required to pay and administer the retirement benefits owed to approximately 9,000 U.S. retirees and beneficiaries with no change to their monthly retirement benefit payment amounts. In connection with this transaction, in the second quarter of 2022, we recognized a non-cash pension settlement loss of $80 million, reflected in Other (expense) income, net, primarily related to the accelerated recognition of actuarial losses included in Accumulated other comprehensive loss.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The actual and target asset allocations for our plans are as follows:

	2022		2021
	Actual	Target	Actual	Target
Canada
Fixed income	100%	100%	100%	100%
United Kingdom—Lyondell Chemical Plans
Equity securities	34%	38%	39%	38%
Fixed income	66%	62%	61%	62%
United Kingdom—Basell Plans
Equity securities	22%	25%	40%	40%
Fixed income	78%	75%	60%	60%
United Kingdom—A. Schulman Plans
Equity securities and growth assets	22%	25%	51%	50%
Fixed income and matching assets	78%	75%	49%	50%
United States
Equity securities	35%	35%	32%	35%
Fixed income	38%	39%	40%	39%
Alternatives	27%	26%	28%	26%
We estimate the following contributions to our pension plans in 2023:

Millions of dollars	U.S.	Non-U.S.
Defined benefit plans	$9	$54
Multi-employer plans	—	6
Total	$9	$60
As of December 31, 2022, future expected benefit payments by our pension plans which reflect expected future service, as appropriate, are as follows:

Millions of dollars	U.S.	Non-U.S.
2023	$121	$59
2024	123	58
2025	91	60
2026	94	61
2027	94	62
2028 through 2032	475	332
The following tables set forth the principal assumptions on discount rates, projected rates of compensation increase and expected rates of return on plan assets, where applicable. These assumptions vary for the different plans, as they are determined in consideration of local conditions.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The weighted average assumptions used in determining the net benefit liabilities for our pension plans were as follows at December 31:

	2022		2021
	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	5.50%	3.99%	2.80%	1.45%
Rate of compensation increase	4.65%	2.66%	4.74%	2.64%
Cash balance interest credit rate	3.80%	—%	1.78%	—%
The weighted average assumptions used in determining net benefit costs for our pension plans were as follows:

	Year Ended December 31,
	2022		2021		2020
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	2.80%	1.45%	2.54%	0.99%	3.16%	1.03%
Expected return on plan assets	7.25%	1.85%	7.25%	1.44%	7.25%	1.79%
Rate of compensation increase	4.74%	2.64%	4.63%	2.55%	4.83%	2.59%
The discount rate assumptions reflect the rates at which the benefit obligations could be effectively settled, based on the yields of high-quality long-term bonds where the term closely matches the term of the benefit obligations. We measure service and interest costs by applying the specific spot rates along that same yield curve to the projected cash flows of the plans. This approach provides a more precise measurement of service and interest costs. The weighted average expected long-term rate of return on assets in our U.S. plans of 7.25% is based on the average level of earnings that our independent pension investment adviser had advised could be expected to be earned over a fifteen to twenty year time period consistent with the target asset allocation of the plans, historical capital market performance, historical plan performance (since the 1997 inception of the U.S. Master Trust) and a forecast of expected future asset returns. The weighted average expected long-term rate of return on assets in our non-U.S. plans of 1.85% is based on expectations and asset allocations that vary by region. We review these long-term assumptions on a periodic basis.
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

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The pension investments that are measured at fair value are summarized below:

	December 31, 2022
Millions of dollars	Fair Value	Level 1	Level 2	Level 3
U.S.
Common and preferred stock	$142	$142	$—	$—
Commingled funds measured at net asset value	357
Real estate measured at net asset value	100
Hedge funds measured at net asset value	119
Private equity measured at net asset value	60
U.S. government securities	223	223	—	—
Cash and cash equivalents	27	27	—	—
Total U.S. Pension Assets	$1,028	$392	$—	$—

	December 31, 2022
Millions of dollars	Fair Value	Level 1	Level 2	Level 3
Non-U.S.
Insurance arrangements	$492	$—	$—	$492
Commingled funds measured at net asset value	239
Cash and cash equivalents	1	1	—	—
Total Non-U.S. Pension Assets	$732	$1	$—	$492

	December 31, 2021
Millions of dollars	Fair Value	Level 1	Level 2	Level 3
U.S.
Common and preferred stock	$279	$279	$—	$—
Commingled funds measured at net asset value	523
Real estate measured at net asset value	113
Hedge funds measured at net asset value	171
Private equity measured at net asset value	203
U.S. government securities	401	401	—	—
Cash and cash equivalents	64	64	—	—
Total U.S. Pension Assets	$1,754	$744	$—	$—

	December 31, 2021
Millions of dollars	Fair Value	Level 1	Level 2	Level 3
Non-U.S.
Insurance arrangements	$737	$—	$—	$737
Commingled funds measured at net asset value	341
Cash and cash equivalents	2	2	—	—
Total Non-U.S. Pension Assets	$1,080	$2	$—	$737

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Certain non-U.S. plans have investments in a pooled asset portfolio which are treated as a nonparticipating insurance contract. The associated plan assets underlying the insurance arrangement are measured at the cash surrender value, which is derived primarily from an actuarial determination of the discounted benefits cash flows. As such, these assets are considered as using significant unobservable inputs (Level 3). These defined benefits pension plan assets at December 31, 2021 were valued at $737 million and has decreased to $492 million at December 31, 2022. The change is due primarily to the reduction of the assets in relation with the increase of the discount rate from 2021 to 2022.
The fair value measurements of the investments in certain entities that calculate net asset value per share as of December 31, 2022 are as follows:

Millions of dollars	Fair Value	Unfunded Commitments	Remaining Life	Redemption Frequency (if currently eligible)	Trade to Settlement Terms	Redemption Notice Period
U.S.
Commingled fund investing in Domestic Equity	$148	$—	N/A	daily	1 to 3 days	3 to 4 days
Commingled fund investing in International Equity	65	—	N/A	daily	1 to 3 days	3 days
Commingled fund investing in Fixed Income	144	—	N/A	daily	1 to 3 days	3 to 7 days
Real Estate	100	13	10 years	quarterly	15 to 25 days	45 to 90 days
Hedge Funds	119	—	N/A	quarterly	10 to 30 days	20 to 90 days
Private Equity	60	18	10 years	Not eligible	N/A	N/A
Total U.S.	$636	$31

Millions of dollars	Fair Value	Unfunded Commitments	Remaining Life	Redemption Frequency (if currently eligible)	Trade to Settlement Terms	Redemption Notice Period
Non-U.S.
Commingled fund investing in Domestic Equity	$20	$—	N/A	1 to 7 days	1 to 3 days	1 to 3 days
Commingled fund investing in International Equity	21	—	N/A	1 to 7 days	1 to 3 days	1 to 3 days
Commingled fund investing in Fixed Income	198	—	N/A	daily	1 to 3 days	3 days
Total Non-U.S.	$239	$—

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The fair value measurements of the investments in certain entities that calculate net asset value per share as of December 31, 2021 are as follows:

Millions of dollars	Fair Value	Unfunded Commitments	Remaining Life	Redemption Frequency (if currently eligible)	Trade to Settlement Terms	Redemption Notice Period
U.S.
Commingled fund investing in Domestic Equity	$148	$—	N/A	daily	1 to 3 days	3 to 4 days
Commingled fund investing in International Equity	128	—	N/A	daily	1 to 3 days	3 days
Commingled fund investing in Fixed Income	247	—	N/A	daily	1 to 3 days	3 to 7 days
Real Estate	113	14	10 years	quarterly	15 to 25 days	45 to 90 days
Hedge Funds	171	—	N/A	quarterly	10 to 30 days	20 to 90 days
Private Equity	203	72	10 years	Not eligible	N/A	N/A
Total U.S.	$1,010	$86

Millions of dollars	Fair Value	Unfunded Commitments	Remaining Life	Redemption Frequency (if currently eligible)	Trade to Settlement Terms	Redemption Notice Period
Non-U.S.
Commingled fund investing in Domestic Equity	$35	$—	N/A	1 to 7 days	1 to 3 days	1 to 3 days
Commingled fund investing in International Equity	67	—	N/A	1 to 7 days	1 to 3 days	1 to 3 days
Commingled fund investing in Fixed Income	239	—	N/A	daily	1 to 3 days	3 days
Total Non-U.S.	$341	$—
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
The following table provides disclosure related to the Company’s multi-employer plan:

	Company Contributions
Millions of dollars	2022	2021	2020
Pensionskasse	$7	$6	$7

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The Company-specific plan information for the Pensionskasse is not publicly available and the plan is not subject to a collective-bargaining agreement. The plan provides fixed, monthly retirement payments on the basis of the credits earned by the participating employees. To the extent that the Pensionskasse is underfunded, the future contributions to the plan may increase and may be used to fund retirement benefits for employees related to other employers. The Pensionskasse financial statements for the years ended December 31, 2021 and 2020 indicated total assets of $9,944 million and $10,257 million, respectively; total actuarial present value of accumulated plan benefits of $9,524 million and $9,828 million, respectively; and total contributions for all participating employers of $232 million and $254 million, respectively. Our plan contributions did not exceed 5 percent of the total contributions in 2022, 2021 or 2020.
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
The following tables provide a reconciliation of benefit obligations of our unfunded other post-retirement benefit plans:

	Year Ended December 31,
	2022		2021
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Change in benefit obligation:
Benefit obligation, beginning of period	$203	$68	$211	$86
Service cost	1	2	1	3
Interest cost	5	1	4	1
Actuarial (gain) loss	(40)	(23)	8	(17)
Benefits paid	(23)	(1)	(28)	(1)
Participant contributions	7	—	7	—
Plan amendments	—	—	—	2
Foreign exchange effects	—	(6)	—	(6)
Benefit obligation, end of period	153	41	203	68
Change in plan assets:
Fair value of plan assets, beginning of period	—	—	—	—
Employer contributions	16	1	21	1
Participant contributions	7	—	7	—
Benefits paid	(23)	(1)	(28)	(1)
Fair value of plan assets, end of period	—	—	—	—
Funded status, end of period	$(153)	$(41)	$(203)	$(68)
Amounts recognized in the Consolidated Balance Sheets are as follows:

	December 31, 2022		December 31, 2021
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Accrued benefit liability, current	$(14)	$(1)	$(15)	$(1)
Accrued benefit liability, long-term	(139)	(40)	(188)	(67)
Funded status, end of period	$(153)	$(41)	$(203)	$(68)

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Amounts recognized in Accumulated other comprehensive loss are as follows:

	December 31, 2022		December 31, 2021
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Actuarial and investment income (loss)	$89	$18	$54	$(7)
Prior service cost	—	(1)	—	(1)
Balance, end of period	$89	$17	$54	$(8)
The components of net periodic other post-retirement costs are as follows:

	U.S. Plans
	Year Ended December 31,
Millions of dollars	2022	2021	2020
Service cost	$1	$1	$1
Interest cost	5	4	7
Actuarial gain amortization	(5)	(6)	(2)
Net periodic benefit cost	$1	$(1)	$6

	Non-U.S. Plans
	Year Ended December 31,
Millions of dollars	2022	2021	2020
Service cost	$2	$3	$3
Interest cost	1	1	1
Actuarial loss amortization	—	2	3
Net periodic benefit cost	$3	$6	$7

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following tables set forth the assumed health care cost trend rates for our U.S. and Non-U.S. Plans:

	U.S. Plans
	December 31,
	2022		2021
Immediate trend rate	6.5%		6.3%
Ultimate trend rate (the rate to which the cost trend rate is assumed to decline)	4.5%		4.5%
Year that the rate reaches the ultimate trend rate	2031		2029

	Non-U.S. Plans
	Canada		France
	December 31,		December 31,
	2022	2021	2022	2021
Immediate trend rate	4.5%	4.5%	4.5%	4.5%
Ultimate trend rate (the rate to which the cost trend rate is assumed to decline)	4.5%	4.5%	4.5%	4.5%
Year that the rate reaches the ultimate trend rate	—	—	—	—
The health care cost trend rate assumption does not typically have a significant effect on the amounts reported due to limits on maximum contribution levels to the medical plans.
The weighted average assumptions used in determining the net benefit liabilities for our other post-retirement benefit plans were as follows:

	December 31,
	2022		2021
	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	5.44%	3.95%	2.75%	1.47%
Rate of compensation increase	4.16%	—	4.18%	—
The weighted average assumptions used in determining the net benefit costs for our other post-retirement benefit plans were as follows:

	Year Ended December 31,
	2022		2021		2020
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	2.75%	1.47%	2.48%	1.10%	3.12%	1.20%
Rate of compensation increase	4.18%	—	4.19%	—	4.50%	—

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
As of December 31, 2022, future expected benefit payments by our other post-retirement benefit plans, which reflect expected future service, as appropriate, were as follows:

Millions of dollars	U.S.	Non-U.S.
2023	$15	$1
2024	15	1
2025	15	1
2026	14	1
2027	14	1
2028 through 2032	62	8
Accumulated Other Comprehensive Loss—In 2022, pension benefits actuarial gain and other post-retirement benefits actuarial gain of $281 million and $65 million, respectively, are primarily due to changes in discount rate assumption and updated actuarial assumptions. In 2021, pension benefits actuarial gain and other post-retirement benefits actuarial gain of $205 million and $9 million, respectively, are primarily due to changes in discount rate assumption and updated actuarial assumptions.
Deferred income taxes related to amounts in Accumulated other comprehensive loss include provisions of $53 million and $178 million as of December 31, 2022 and 2021, respectively.
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
The following table provides the Company contributions to the Employee Savings Plans:

	Company Contributions
	2022		2021		2020
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Employee Savings Plans	$53	$8	$51	$8	$48	$8

15. Incentive and Share-Based Compensation
We are authorized to grant RSUs, Stock options, PSUs, and other cash and stock awards under our Long-Term Incentive Plan (“LTIP”). The Compensation and Talent Development Committee oversees our equity award grants, the type of awards, the required performance measures and the timing and duration of each grant. The maximum number of shares of our common stock reserved for issuance under the LTIP is 30,000,000 shares. Assuming a maximum payout for our PSU awards, there were 9,134,270 shares available for issuance as of December 31, 2022.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Total share-based compensation expense and the associated tax benefits are as follows:

	Year Ended December 31,
Millions of dollars	2022	2021	2020
Compensation Expense:
Restricted stock units	$33	$30	$26
Stock options	8	9	8
Performance share units	29	27	21
Total	$70	$66	$55
Tax Benefit:
Restricted stock units	$8	$7	$6
Stock options	2	2	2
Performance share units	7	6	5
Total	$17	$15	$13
Restricted Stock Unit Awards—RSUs entitle the recipient to be paid out an equal number of ordinary shares upon vesting. RSUs generally cliff vest on the third anniversary of the grant date.
The fair value of RSUs is based on the market price of the underlying stock on the date of grant. The weighted average grant date fair value for RSUs granted during the years ended December 31, 2022, 2021 and 2020 was $96.14, $104.43 and $79.58, respectively. The total fair value of RSUs vested and issued was $20 million, $27 million and $18 million during 2022, 2021 and 2020, respectively.
The following table summarizes RSU activity:

	Number of Units (in thousands)	Weighted Average Grant Date Fair Value (per share)
Outstanding at January 1, 2022	738	$93.43
Granted	487	96.14
Vested	(335)	92.47
Forfeited	(42)	95.17
Outstanding at December 31, 2022	848	$95.28
As of December 31, 2022, the unrecognized compensation cost related to RSUs was $39 million, which is expected to be recognized over a weighted average period of two years.
Stock Option Awards—Stock options allow employees the opportunity to purchase ordinary shares of stock in the future at an exercise price equal to the market price at the date of grant. The awards generally have a three-year vesting period that vests in equal increments on the first, second and third anniversary of the grant date and have a contractual term of ten years. None of the Stock options are designed to qualify as Incentive Stock Options as defined in Section 422 of the Internal Revenue Code.
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

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The expected term of Stock options granted is estimated based on the weighted average of historical exercise patterns and the midpoint of the remaining expected life. Prior to 2021, the expected term of Stock options granted was estimated based on a simplified approach, which was consistent with the historical exercise pattern.
In 2022, our board of directors declared a special dividend of $5.20 per share to all shareholders as of June 6, 2022. Pursuant to the anti-dilutive provisions under the award agreement, the Compensation Committee authorized the reduction of the exercise price for all outstanding stock options in an amount equal to the special dividends per share. The reduction in exercise price of $5.20 per share for all outstanding stock options was intended to provide an equitable and proportionate adjustment to holders of stock options as a result of the Company’s payment of the special dividend. These adjustments did not result in incremental expense.
The weighted average fair value of Stock options granted and the assumptions used in estimating those fair values are as follows:

	Year Ended December 31,
	2022	2021	2020
Weighted average fair value	$24.27	$20.49	$12.18
Fair value assumptions:
Dividend yield	4.3%	5.9%	5.0%
Expected volatility	39.1-40.7%	39.1-39.4%	28.3-38.4%
Risk-free interest rate	1.9-4.2%	0.9-1.0%	0.3-1.4%
Weighted average expected term, in years	5.4	5.6	6.0
The following table summarizes Stock option activity:

	Number of Shares (in thousands)	Weighted Average Exercise Price (1)	Weighted Average Remaining Term	Aggregate Intrinsic Value (millions of dollars)
Outstanding at January 1, 2022	2,449	$91.50
Granted	372	92.16
Exercised	(221)	86.23
Forfeited	(2)	98.40
Expired	(7)	108.46
Outstanding at December 31, 2022	2,591	$87.46	5.6 years	$5
Exercisable at December 31, 2022	1,856	$85.69	4.5 years	$4
(1) The weighted-average exercise price in the table above has been modified to reflect the reduction of exercise price related to the special dividend.
The aggregate intrinsic value of Stock options exercised during the years ended December 31, 2022, 2021 and 2020 was $6 million, $7 million and $1 million, respectively.
As of December 31, 2022, the unrecognized compensation cost related to Stock options was $6 million, which is expected to be recognized over a weighted average period of 1.4 years. During 2022, cash received from the exercise of Stock options was $11 million and the tax benefit associated with these exercises was $1 million.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Performance Share Units Awards —A target number of PSUs is granted to participants at the beginning of a three-year performance period. Final payout of awards, which can range from 0% to 200% of target shares granted, is determined and paid after the performance period. These awards are settled in shares of common stock, and each unit is equivalent to one share of our common stock.
Beginning in 2021, the payout for PSUs granted will be equally based on Total Shareholder Return (“TSR”) relative to our peers and a performance metric. The fair value of the portion of the award that vests based on TSR is estimated using a Monte-Carlo simulation. For the other portion of the award, the fair value is determined at the end of each reporting period based on our stock price and the number of shares expected to vest. Prior to 2021, all our PSUs vesting was based on TSR relative to our peers, and the fair value was estimated using a Monte-Carlo simulation.
The weighted average fair value and the assumptions used in estimating those fair value using a Monte-Carlo simulation are as follows:

	Year Ended December 31,
	2022	2021	2020
Weighted average fair value	$122.15	$169.57	$82.70
Fair value assumptions:
Expected volatility of LyondellBasell N.V. common stock	48.71%	48.05%	25.96%-41.50%
Expected volatility of peer companies	23.12-61.28%	24.30-59.44%	16.13-50.42%
Average correlation coefficient of peer companies	0.59	0.59	0.45-0.58
Risk-free interest rate	1.69%	0.31%	0.23-1.35%
The following table summarizes PSU activity assuming payout at 100% of target shares:

	Number of Units (in thousands)	Weighted Average Grant Date Fair Value (per share)
Outstanding at January 1, 2022	754	$95.45
Granted	291	101.33
Forfeited	(274)	78.06
Outstanding at December 31, 2022	771	$102.07
The total fair value of PSUs vested during 2020 was $9 million. As of December 31, 2022, the unrecognized compensation cost related to PSUs was $28 million, which is expected to be recognized over a weighted average period of two years.
Employee Stock Purchase Plan—We have an Employee Share Purchase Plan (“ESPP”) which allows participants to purchase our stock at a 10% discount on the lower of the fair market value at either the beginning or end of the purchase period. As a result of the 10% discount and the look-back provision, the ESPP is considered a compensatory plan under generally accepted accounting principles. Total expense related to our ESPP was $3 million in both 2022 and 2021 and $4 million in 2020.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
The Company operates in multiple jurisdictions with complex legal and tax regulatory environments and is subject to taxes in the U.S. and non-U.S. jurisdictions. We monitor tax law changes and the potential impact to our results of operations. There continues to be increased attention on the tax practices of multinational companies, in particular in the U.S. and Europe where we operate. In 2020, the Organization for Economic Cooperation and Development (“OECD”) released Pillar One and Two proposals focused on taxing rights and minimum taxes. Although certain actions have occurred, there continues to be uncertainty as to the enactment and implementation of the OECD’s Pillars One and Two in countries where we operate. With the European Union’s approval of a Pillar 2 Directive in late December 2022, we anticipate local law enactment in 2023 effective no earlier than 2024 inclusive of non-EU countries such as the United Kingdom. While the timing and ultimate impact is still uncertain, we do not expect the impact to be material based on the principles agreed to at this stage. We continue to monitor these and other proposed tax law changes as they could increase our tax liabilities in the future, if enacted.
On August 16, 2022, the U.S. enacted the Inflation Reduction Act (“IRA”) which is intended to address climate change, lower health-care costs and reduce the federal deficit. We are continuing to analyze the provisions included in the IRA and await proposed and final regulations from the Department of the Treasury; however, we do not expect it to have a material impact on our Consolidated Financial Statements.
The Company considered the impact of the CARES Act, enacted March 27, 2020, in the period of enactment. Several of the tax measures favorably impacted our income tax provision in 2020. Based on return filings in 2021, we recorded an overall tax benefit related to the carryback of U.S. tax net operating losses (“NOL”) of approximately $364 million cumulatively. We requested a cash refund of approximately $1.1 billion which has been received; $870 million and $231 million in 2021 and 2022, respectively.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The significant components of the provision for (benefit from) income taxes are as follows:

	Year Ended December 31,
Millions of dollars	2022	2021	2020
Current:
U.S. federal	$250	$669	$(774)
Non-U.S.	205	617	399
State	58	75	1
Total current	513	1,361	(374)
Deferred:
U.S. federal	369	(103)	415
Non-U.S.	(12)	(114)	(76)
State	12	19	(8)
Total deferred	369	(198)	331
Provision for (benefit from) income taxes before tax effects of other comprehensive income	882	1,163	(43)
Tax effects of elements of other comprehensive income:
Pension and post-retirement liabilities	125	67	(10)
Financial derivatives	57	20	(70)
Foreign currency translation	59	45	(30)
Total income tax expense (benefit) in comprehensive income	$1,123	$1,295	$(153)
Since the proportion of U.S. revenues, assets, operating income and associated tax provisions is significantly greater than any other single taxing jurisdiction within the worldwide group, the reconciliation of the differences between the provision for income taxes and the statutory rate is presented on the basis of the U.S. statutory federal income tax rate of 21% as opposed to the United Kingdom statutory rate of 19%. Our effective tax rate for the year ended December 31, 2022 is 18.5%.
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

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table reconciles the expected tax expense (benefit) at the U.S. statutory federal income tax rate to the total income tax provision as calculated:

	Year Ended December 31,
Millions of dollars	2022	2021	2020
Income (loss) before income taxes:
U.S.	$3,289	$3,458	$(456)
Non-U.S.	1,487	3,328	1,842
Total	$4,776	$6,786	$1,386

Income tax at U.S. statutory rate	$1,003	$1,425	$291
Increase (reduction) resulting from:
Non-U.S. income taxed at different statutory rates	27	73	14
Changes in tax laws	—	(6)	(298)
Return to accrual adjustments	16	(179)	(50)
State income taxes, net of federal benefit	60	82	(2)
Exempt income	(213)	(303)	(144)
Uncertain tax positions	(74)	19	97
Other, net	63	52	49
Income tax provision	$882	$1,163	$(43)
Our return to accrual adjustments in 2021 primarily include the tax benefits associated with an election made in 2021 to step-up of certain Italian assets to fair market value retroactively and the impact of certain retroactive elections made with respect to the CARES Act in the U.S.
Our exempt income primarily includes interest income, export incentives, and equity earnings of joint ventures. Interest income earned by certain of our subsidiaries through intercompany financings is taxed at rates substantially lower than the U.S. statutory rate. Export incentives relate to tax benefits derived from elections and structures available for U.S. exports. Equity earnings attributable to the earnings of our joint ventures, when paid through dividends to certain European subsidiaries, are exempt from all or portions of normal statutory income tax rates. We currently anticipate the favorable treatment for interest income, dividends, and export incentives to continue in the near term; however, this treatment is based on current law, which could change.

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

	December 31,
Millions of dollars	2022	2021
Deferred tax liabilities:
Accelerated tax depreciation	$2,383	$1,838
Investment in joint venture partnerships	504	525
Inventory	194	192
Operating lease assets	373	423
Other liabilities	123	142
Total deferred tax liabilities	$3,577	$3,120
Deferred tax assets:
Tax attributes	$210	$182
Employee benefit plans	200	339
Operating lease liabilities	399	429
Other assets	133	136
Total deferred tax assets	942	1,086
Deferred tax asset valuation allowances	(66)	(126)
Net deferred tax assets	876	960
Net deferred tax liabilities	$2,701	$2,160

	December 31,
Millions of dollars	2022	2021
Balance sheet classifications:
Deferred tax assets—long-term	$157	$174
Deferred tax liabilities—long-term	2,858	2,334
Net deferred tax liabilities	$2,701	$2,160
Deferred taxes on the unremitted earnings of certain equity joint ventures and subsidiaries of $86 million and $94 million at December 31, 2022 and 2021, respectively, have been provided. The Company intends to permanently reinvest approximately $550 million of our non-U.S. earnings. Repatriation of these earnings to the U.S. in the future could result in a tax impact of approximately $60 million.
At December 31, 2022 and 2021, we had total tax attributes available in the amount of $1,103 million and $943 million, respectively, for which a deferred tax asset was recognized at December 31, 2022 and 2021 of $210 million and $182 million, respectively.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The scheduled expiration of the tax attributes and the related deferred tax assets, before valuation allowance, as of December 31, 2022 are as follows:

Millions of dollars	Tax Attributes	Deferred Tax on Tax Attributes
2023	$12	$1
2024	39	1
2025	18	1
2026	13	1
2027	5	1
Thereafter	336	28
Indefinite	680	177
Total	$1,103	$210
The tax attributes are primarily related to operations in the United States, France, United Kingdom and The Netherlands. The related deferred tax assets by primary jurisdictions are shown below:

	December 31,
Millions of dollars	2022	2021	2020
United States	$84	$25	$25
France	46	26	58
United Kingdom	45	31	30
The Netherlands	13	81	103
Spain	6	—	6
Other	16	19	20
Total	$210	$182	$242
To fully realize these net deferred tax assets, we will need to generate sufficient future taxable income in the countries where these tax attributes exist during the periods in which the attributes can be utilized. Based upon projections of future taxable income over the periods in which the attributes can be utilized and/or temporary differences are expected to reverse, management believes it is more likely than not that $144 million of these deferred tax assets at December 31, 2022 will be realized.
As of each reporting date, we consider the weight of all evidence, both positive and negative, to determine if a valuation allowance is necessary for each jurisdictions’ net deferred tax assets. We place greater weight on historical evidence over future predictions of our ability to utilize net deferred tax assets. We consider future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences, and taxable income in prior carryback year(s) if carryback is permitted under applicable law, as well as available prudent and feasible tax planning strategies that would, if necessary, be implemented to ensure realization of the net deferred tax asset.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
A summary of the valuation allowances by primary jurisdiction is shown below, reflecting the valuation allowances for all the net deferred tax assets, including deferred tax assets for tax attributes and other temporary differences.

	December 31,
Millions of dollars	2022	2021	2020
United Kingdom	$29	$31	$30
France	22	26	26
United States	11	12	14
The Netherlands	3	55	57
Other	1	2	5
	$66	$126	$132
During 2022, we had some reductions in our tax attributes with offsetting valuation allowances which did not impact the effective tax rate.
Tax benefits totaling $271 million, $327 million and $339 million relating to uncertain tax positions were unrecognized as of December 31, 2022, 2021 and 2020, respectively. The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits:

	Year Ended December 31,
Millions of dollars	2022	2021	2020
Balance, beginning of period	$327	$339	$238
Additions for tax positions of current year	22	—	1
Additions for tax positions of prior years	13	20	113
Reductions for tax positions of prior years	(91)	(21)	(12)
Settlements (payments/refunds)	—	(11)	(1)
Balance, end of period	$271	$327	$339
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
During 2022, we accrued a $91 million non-cash tax benefit to our effective tax rate as a reduction for tax positions of a prior year. This benefit was largely due to the expiration of certain statutes of limitations. During 2020, we accrued a $113 million non-cash tax expense to our effective tax rate as an addition for tax positions of prior years.
We are no longer subject to any significant income tax examinations by tax authorities in our principal tax jurisdiction for the years prior to 2005 in Germany, prior to 2014 in Italy and the U.S., and prior to 2019 in The Netherlands, France, and the United Kingdom. It is reasonably possible that, within the next twelve months, due to the settlement of uncertain tax positions with various tax authorities and the expiration of statutes of limitations, unrecognized tax benefits could decrease by up to approximately $100 million.
We recognize interest associated with unrecognized tax benefits in income tax expense. Income tax expense includes expenses of interest and penalties of $1 million, $25 million and $1 million in 2022, 2021 and 2020, respectively.
We had accrued approximately $41 million, $40 million and $16 million for interest and penalties as of December 31, 2022, 2021 and 2020, respectively.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
17. Commitments and Contingencies
Commitments—We have various purchase commitments for materials, supplies and services incidental to the ordinary conduct of business, generally for quantities required for our businesses and at prevailing market prices. These commitments are designed to assure sources of supply and are not expected to be in excess of normal requirements. As of December 31, 2022, we had capital expenditure commitments, which we incurred in our normal course of business, including commitments of approximately $71 million related to building our new PO/TBA plant in Houston, Texas.
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
Environmental Remediation—Our accrued liability for future environmental remediation costs at current and former plant sites and other remediation sites totaled $127 million and $138 million as of December 31, 2022 and 2021, respectively. At December 31, 2022, the accrued liabilities for individual sites range from less than $1 million to $26 million. The remediation expenditures are expected to occur over a number of years, and not concentrated in any single year. In our opinion, it is reasonably possible that losses in excess of the liabilities recorded may have been incurred. However, we cannot estimate any amount or range of such possible additional losses. New information about sites, new technology or future developments such as involvement in investigations by regulatory agencies, could require us to reassess our potential exposure related to environmental matters.
The following table summarizes the activity in our accrued environmental liability included in “Accrued liabilities” and “Other liabilities:”

	Year Ended December 31,
Millions of dollars	2022	2021
Beginning balance	$138	$133
Changes in estimates	5	25
Amounts paid	(12)	(14)
Foreign exchange effects	(4)	(5)
Other	—	(1)
Ending balance	$127	$138
Indemnification—We are parties to various indemnification arrangements, including arrangements entered into in connection with acquisitions, divestitures and the formation and dissolution of joint ventures. Pursuant to these arrangements, we provide indemnification to and/or receive indemnification from other parties in connection with liabilities that may arise in connection with the transactions and in connection with activities prior to completion of the transactions. These indemnification arrangements typically include provisions pertaining to third party claims relating to environmental and tax matters and various types of litigation. As of December 31, 2022, we had not accrued any significant amounts for our indemnification obligations, and we are not aware of other circumstances that would likely lead to significant future indemnification obligations. We cannot determine with certainty the potential amount of future payments under the indemnification arrangements until events arise that would trigger a liability under the arrangements.
As part of our technology licensing contracts, we give indemnifications to our licensees for liabilities arising from possible patent infringement claims with respect to certain proprietary licensed technologies. Such indemnifications have a stated maximum amount and generally cover a period of 5 to 10 years.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
Dividend Distributions—The following table summarizes the dividends paid to common shareholders in the periods presented, including the special dividend that our board of directors declared in May 2022:

Millions of dollars, except per share amounts	Dividend Per Ordinary Share	Aggregate Dividends Paid	Date of Record
For the year 2022:
March - Quarterly dividend	$1.13	$371	March 7, 2022
June - Quarterly dividend	1.19	389	June 6, 2022
June - Special dividend	5.20	1,704	June 6, 2022
September - Quarterly dividend	1.19	388	August 29, 2022
December - Quarterly dividend	1.19	386	November 28, 2022
	$9.90	$3,238
For the year 2021:
March - Quarterly dividend	$1.05	$352	March 8, 2021
June - Quarterly dividend	1.13	378	June 7, 2021
September - Quarterly dividend	1.13	380	August 30, 2021
December - Quarterly dividend	1.13	376	November 29, 2021
	$4.44	$1,486
In addition to the dividends paid to ordinary shareholders above, in 2022 we paid $8 million of dividend equivalents to holders of RSUs, which are recognized as dividends in Retained earnings. See Note 2 to the Consolidated Financial Statements.
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
For the year 2022:
2021 Share Repurchase Authorization	2,111,538	$97.72	$206
2022 Share Repurchase Authorization	2,286,216	87.50	200
	4,397,754	$92.41	$406
For the year 2021:
2021 Share Repurchase Authorization	5,163,334	$92.37	$477
	5,163,334	$92.37	$477
For the year 2020:
September 2019 Share Repurchase Authorization	50,685	$78.93	$4
2020 Share Repurchase Authorization	—	—	—
	50,685	$78.93	$4
Total cash paid for share repurchases for the years ended December 31, 2022, 2021 and 2020 was $420 million, $463 million and $4 million, respectively. Cash payments made during the reporting period may differ from the total purchase price, including commissions and fees, due to the timing of payments.
Ordinary Shares—The changes in the outstanding amounts of ordinary shares are as follows:

	Year Ended December 31,
	2022	2021	2020
Ordinary shares outstanding:
Beginning balance	329,536,389	334,015,220	333,476,883
Share-based compensation	291,104	468,131	263,786
Employee stock purchase plan	293,828	216,372	325,236
Purchase of ordinary shares	(4,397,754)	(5,163,334)	(50,685)
Ending balance	325,723,567	329,536,389	334,015,220

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Treasury Shares—The changes in the amounts of treasury shares held by the Company are as follows:

	Year Ended December 31,
	2022	2021	2020
Ordinary shares held as treasury shares:
Beginning balance	10,675,605	6,030,408	6,568,745
Share-based compensation	(291,104)	(468,131)	(263,786)
Employee stock purchase plan	(83,324)	(50,006)	(325,236)
Purchase of ordinary shares	4,397,754	5,163,334	50,685
Ending balance	14,698,931	10,675,605	6,030,408
Accumulated Other Comprehensive Loss—The components of, and after-tax changes in, Accumulated other comprehensive loss as of and for the years ended December 31, 2022, 2021 and 2020 are presented in the following table:

Millions of dollars	Financial Derivatives	Unrealized Gains (Losses) on Available-for-Sale Debt Securities	Defined Benefit Pension and Other Post-retirement Benefit Plans	Foreign Currency Translation Adjustments	Total
Balance—December 31, 2019	$(200)	$—	$(711)	$(873)	$(1,784)
Other comprehensive income (loss) before reclassifications	(471)	1	(109)	77	(502)
Tax benefit before reclassifications	110	—	25	30	165
Amounts reclassified from accumulated other comprehensive loss	175	—	58	—	233
Tax expense	(40)	—	(15)	—	(55)
Net other comprehensive income (loss)	(226)	1	(41)	107	(159)
Balance—December 31, 2020	$(426)	$1	$(752)	$(766)	$(1,943)

Other comprehensive income (loss) before reclassifications	$336	$(1)	$214	$(110)	$439
Tax expense before reclassifications	(64)	—	(50)	(45)	(159)
Amounts reclassified from accumulated other comprehensive loss	(244)	—	77	—	(167)
Tax (expense) benefit	44	—	(17)	—	27
Net other comprehensive income (loss)	72	(1)	224	(155)	140
Balance—December 31, 2021	$(354)	$—	$(528)	$(921)	$(1,803)

Other comprehensive income (loss) before reclassifications	$393	$—	$342	$(64)	$671
Tax expense before reclassifications	(86)	—	(95)	(59)	(240)
Amounts reclassified from accumulated other comprehensive loss	(128)	—	128	—	—
Tax (expense) benefit	29	—	(29)	—	—
Net other comprehensive income (loss)	208	—	346	(123)	431
Balance—December 31, 2022	$(146)	$—	$(182)	$(1,044)	$(1,372)

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The amounts reclassified out of each component of Accumulated other comprehensive loss are as follows:

Millions of dollars	Year Ended December 31,			Affected Line Items on the Consolidated Statements of Income
	2022	2021	2020
Reclassification adjustments for:
Financial derivatives:
Commodities	$(59)	$(34)	$—	Cost of sales
Foreign currency	(75)	(216)	170	Interest expense
Interest rates	6	6	5	Interest expense
Income tax (expense) benefit	29	44	(40)	Provision for income taxes
Financial derivatives, net of tax	(99)	(200)	135

Amortization of defined pension items:
Settlement loss	103	28	6	Other (expense) income, net
Actuarial loss	22	46	53	Other (expense) income, net
Prior service cost	3	3	3	Other (expense) income, net
Curtailment gain	—	—	(4)	Other (expense) income, net
Income tax expense	(29)	(17)	(15)	Provision for income taxes
Defined pension items, net of tax	99	60	43

Total reclassifications, before tax	—	(167)	233
Income tax (expense) benefit	—	27	(55)	Provision for income taxes
Total reclassifications, after tax	$—	$(140)	$178	Amount included in net income
Amortization of defined pension items are included in the computation of net periodic pension and other post-retirement benefit costs, see Note 14 to the Consolidated Financial Statements.
Redeemable Non-controlling Interests
As of December 31, 2022 and 2021, we had 113,471 and 115,374 shares of redeemable non-controlling interest stock outstanding, respectively. During the year ended December 31, 2022, 1,903 shares were redeemed for approximately $2 million. There were no share redemptions during 2021 and 2020.
In February, May, August and November 2022, we paid cash dividends of $15.00 per share to our redeemable non-controlling interest stock shareholders of record as of January 15, 2022, April 15, 2022, July 15, 2022, and October 15, 2022, respectively. In 2022, 2021 and 2020, these dividends were $7 million for each year.

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
Earnings per share data is as follows:

	Year Ended December 31,
	2022		2021		2020
	Continuing	Discontinued	Continuing	Discontinued	Continuing	Discontinued
Millions of dollars	Operations	Operations	Operations	Operations	Operations	Operations
Net income (loss)	$3,894	$(5)	$5,623	$(6)	$1,429	$(2)
Dividends on redeemable non-controlling interests	(7)	—	(7)	—	(7)	—
Net income attributable to participating securities	(10)	—	(14)	—	(3)	—
Net income (loss) attributable to ordinary shareholders—basic and diluted	$3,877	$(5)	$5,602	$(6)	$1,419	$(2)

Millions of shares, except per share amounts
Basic weighted average common stock outstanding	327	327	334	334	334	334
Effect of dilutive securities	1	1	—	—	—	—
Potential dilutive shares	328	328	334	334	334	334

Earnings (loss) per share:
Basic	$11.86	$(0.02)	$16.79	$(0.02)	$4.25	$(0.01)
Diluted	$11.83	$(0.02)	$16.77	$(0.02)	$4.25	$(0.01)

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
20. Segment and Related Information
Our operations are managed by senior executives who report to our Chief Executive Officer, the chief operating decision maker. Discrete financial information is available for each of the segments, and our Chief Executive Officer uses the operating results of each of the operating segments for performance evaluation and resource allocation. The activities of each of our segments from which they earn revenues and incur expenses are described below:
•Olefins and Polyolefins-Americas (“O&P-Americas”). Our O&P-Americas segment produces and markets olefins and co-products, polyethylene and polypropylene.

•Olefins and Polyolefins-Europe, Asia, International (“O&P-EAI”). Our O&P-EAI segment produces and markets olefins and co-products, polyethylene, and polypropylene.

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

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Summarized financial information concerning reportable segments is shown in the following tables for the periods presented:

	Year Ended December 31, 2022
	O&P - Americas	O&P - EAI	I&D	APS	Refining	Technology	Other	Total
Millions of dollars
Sales and other operating revenues:
Customers	$8,928	$12,030	$12,703	$5,227	$10,975	$588	$—	$50,451
Intersegment	5,007	793	247	4	918	105	(7,074)	—
	13,935	12,823	12,950	5,231	11,893	693	(7,074)	50,451
Depreciation and amortization expense	582	166	332	109	39	39	—	1,267
Other (expense) income, net	(28)	—	(39)	2	(7)	(4)	4	(72)
Income (loss) from equity investments	98	(68)	(25)	—	—	—	—	5
EBITDA	2,734	112	1,872	312	921	366	(16)	6,301
Capital expenditures	375	344	940	73	53	98	7	1,890

	Year Ended December 31, 2021
Millions of dollars	O&P - Americas	O&P - EAI	I&D	APS	Refining	Technology	Other	Total
Sales and other operating revenues:
Customers	$10,502	$12,685	$9,968	$5,133	$7,178	$707	$—	$46,173
Intersegment	4,500	805	212	12	824	136	(6,489)	—
	15,002	13,490	10,180	5,145	8,002	843	(6,489)	46,173
Depreciation and amortization expense	578	197	379	117	79	43	—	1,393
Other income (expense), net	28	11	(2)	7	(7)	—	25	62
Income (loss) from equity investments	115	313	34	(1)	—	—	—	461
EBITDA	5,273	1,749	1,378	409	(624)	514	(10)	8,689
Capital expenditures	319	249	1,112	85	74	91	29	1,959

	Year Ended December 31, 2020
Millions of dollars	O&P - Americas	O&P - EAI	I&D	APS	Refining	Technology	Other	Total
Sales and other operating revenues:
Customers	$5,032	$7,809	$6,144	$3,903	$4,346	$519	$—	$27,753
Intersegment	2,243	558	125	10	381	140	(3,457)	—
	7,275	8,367	6,269	3,913	4,727	659	(3,457)	27,753
Depreciation and amortization expense	525	214	305	152	152	37	—	1,385
Other income (expense), net	70	14	1	1	1	—	(2)	85
Income (loss) from equity investments	45	186	26	(1)	—	—	—	256
EBITDA	1,810	826	833	378	(871)	324	(15)	3,285
Capital expenditures	543	166	880	63	63	111	121	1,947

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
A reconciliation of EBITDA to Income from continuing operations before income taxes is shown in the following table for each of the periods presented:

	Year Ended December 31,
Millions of dollars	2022	2021	2020
EBITDA:
Total segment EBITDA	$6,317	$8,699	$3,300
Other EBITDA	(16)	(10)	(15)
Less:
Depreciation and amortization expense	(1,267)	(1,393)	(1,385)
Interest expense	(287)	(519)	(526)
Add:
Interest income	29	9	12
Income from continuing operations before income taxes	$4,776	$6,786	$1,386
The following assets are summarized and reconciled to consolidated totals in the following table:

Millions of dollars	O&P - Americas	O&P - EAI	I&D	APS	Refining	Technology	Total
December 31, 2022
Property, plant and equipment, net	$6,283	$1,818	$5,728	$793	$255	$510	$15,387
Equity investments	2,053	1,655	585	2	—	—	4,295
Goodwill	162	86	201	1,370	—	8	1,827
December 31, 2021
Property, plant and equipment, net	$6,398	$1,782	$5,118	$811	$—	$447	$14,556
Equity investments	2,122	1,983	679	2	—	—	4,786
Goodwill	162	109	225	1,371	—	8	1,875
Long-lived assets include Property, plant and equipment, net, Intangible assets, net and Equity investments, see Notes 7 and 8 to the Consolidated Financial Statements. The following long-lived assets data is based upon the location of the assets:

	December 31,
Millions of dollars	2022	2021
Long-lived assets:
United States	$14,651	$13,955
Germany	1,443	1,460
The Netherlands	903	887
France	740	676
China	503	799
Italy	304	300
Mexico	284	306
Other	1,516	1,654
Total	$20,344	$20,037

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Disposition—In the second quarter of 2022 we sold our ownership interest in our polypropylene manufacturing facility located in Geelong, Australia, LyondellBasell Australia (Holdings) Pty Ltd, for consideration of $38 million. In connection with this sale, we assessed the assets of the disposal group for impairment and determined that the carrying value exceeded the fair value less costs to sell. As a result, we recognized a non-cash impairment charge in the second quarter of 2022 of $69 million in the operating results of our O&P-EAI segment. The fair value measurement for the disposal group is based on expected consideration and classified as Level 3 within the fair value hierarchy. The charge is reflected as Impairments in our Consolidated Statements of Income.
Exit of Houston Refinery Operations—In April 2022 we announced our decision to cease operation of our Houston refinery no later than the end of 2023 after determining that exiting the refining business is our best strategic and financial path forward. Our exit from the refining business progresses our greenhouse gas emission reduction goals, and the site’s prime location gives us more options for advancing our future strategic objectives, including circularity. In the interim, we will continue serving the fuels market.
During 2022, in connection with the planned exit from the refinery business, we expensed accelerated lease amortization costs of $91 million, personnel costs of $64 million, asset retirement cost depreciation of $30 million, and asset retirement obligation accretion of $2 million. In subsequent periods, we expect to incur additional costs primarily consisting of accelerated amortization of operating lease assets of $150 million to $250 million, personnel costs of $50 million to $80 million and other charges of $50 million to $100 million. Additionally, we estimate that the Houston refinery’s asset retirement obligations are in the range of $150 million to $450 million. As of December 31, 2022, we recorded asset retirement obligations of $249 million representing our best estimate. The asset retirement obligations we recorded require significant judgment and are subject to changes in the underlying assumptions. We intend to proceed with an orderly shut-down and do not expect to recognize these charges all at once, but rather over time. We do not anticipate any material cash payments related to the exit of the refinery business to be made in 2023.
Operating results for our Refining segment include non-cash impairment charges of $624 million and $582 million recognized in 2021 and 2020, respectively. See Note 7 to the Consolidated Financial Statements for additional information regarding impairment charges.
Subsequent Events—In the fourth quarter of 2022 we embarked on a journey to transform the APS segment. Our goal is to sharpen our focus on customer service and product development to maximize value for our customers and LyondellBasell. With increased autonomy and accountability, we are developing a more agile operating model with meaningful regional and segment growth strategies. As part of this transformation, effective January 1, 2023, our Catalloy and polybutene-1 products will be moved from our APS segment and reintegrated into our O&P-Americas and O&P-EAI segments. This move will allow the APS team to focus on our compounding business. Also, effective January 1, 2023, the APS reporting unit’s goodwill has been reallocated between the APS, O&P-Americas and O&P-EAI segments based on their relative fair values.
As a result of the change noted above, we are evaluating goodwill for impairment immediately before and after the transfer of our Catalloy and polybutene-1 businesses. As of December 31, 2022, goodwill included in our APS reporting unit was $1,370 million, the majority of which is related to the 2018 acquisition of A. Schulman.
As of December 31, 2022, a large portion of the APS reporting unit’s fair value was derived from our Catalloy and polybutene-1 products, which had disproportionately low carrying values in comparison to the remaining assets of the reporting unit, which had relatively higher carrying values due to the 2018 purchase price allocation associated with the acquisition of A. Schulman. As a result of the reallocation of goodwill among reporting units we expect to recognize a non-cash goodwill impairment charge in our APS segment of approximately $250 million to $300 million in the first quarter of 2023. Estimates of fair values were determined through the use of a discounted cash flow model, market comparisons and internal assumptions including revenue growth rates and discount rates, which are inherently subjective.

Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A.     Controls and Procedures.
Effectiveness of Controls and Procedures
Our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive and financial officers) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of December 31, 2022, the end of the period covered by this Annual Report on Form 10-K.
Management’s Report on Internal Control over Financial Reporting
Management’s report on our internal control over financial reporting can be found in Item 8, Financial Statements and Supplementary Data, of this report.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in our fourth fiscal quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
All other information required by this Item will be included in our Proxy Statement relating to our 2023 Annual General Meeting of Shareholders and is incorporated herein by reference.*
Item 11.     Executive Compensation.
All information required by this Item will be included in our Proxy Statement relating to our 2023 Annual General Meeting of Shareholders and is incorporated herein by reference.*
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
All information required by this Item will be included in our Proxy Statement relating to our 2023 Annual General Meeting of Shareholders and is incorporated herein by reference.*
Item 13.     Certain Relationships and Related Transactions, and Director Independence.
All information required by this Item will be included in our Proxy Statement relating to our 2023 Annual General Meeting of Shareholders and is incorporated herein by reference.*
Item 14.     Principal Accounting Fees and Services.
All information required by this Item will be included in our Proxy Statement relating to our 2023 Annual General Meeting of Shareholders and is incorporated herein by reference.*

*	Except for information or data specifically incorporated herein by reference under Items 10 through 14, other information and data appearing in our 2023 Proxy Statement are not deemed to be a part of this Annual Report on Form 10-K or deemed to be filed with the Commission as a part of this report.

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

10.4+	Recognition Award dated May 26, 2022 from the Company to Kenneth Lane (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 31, 2022)

10.5+	Appointment letter for Kenneth Lane dated September 26, 2022 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on October 28, 2022)

10.6+
Offer Letter dated May 17, 2019 between Torkel Rhenman and Lyondell Chemical Company (incorporated by reference to Exhibit 10.7 of our Annual Report on Form 10-K filed with the SEC on February 20, 2020)

10.7+	Letter to Torkel Rhenman dated July 22, 2020 (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed with the SEC on October 30, 2020)

10.8+	Appointment Letter for Torkel Rhenman dated September 27, 2022 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on October 28, 2022)

10.9+*	International Assignment Letter for James Guilfoyle dated November 8, 2022

10.10+	LyondellBasell U.S. Senior Management Deferral Plan dated effective as of May 1, 2012 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 1, 2012)

10.11+
First Amendment to the LyondellBasell U.S. Senior Management Deferral Plan dated effective as of January 1, 2013 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on April 30, 2013)

10.12+
LyondellBasell Executive Severance Plan, Amended & Restated, effective as of December 13, 2021 and Form of Participation Agreement (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on December 13, 2021)

10.13+
Form of Executive Severance Plan Participation Agreement between Lyondell Chemical Company and Peter Vanacker (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on December 13, 2021)

10.14+	Form of Officer and Director Indemnification Agreement (incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K filed with the SEC on February 21, 2019)

10.15+	LyondellBasell Industries Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 28, 2021)

10.16+	2021 Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2021)

10.17+	2021 Form of Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2021)

10.18+	2021 Form of Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2021)

Exhibit Number	Description

10.19+	2022 Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.18 of our Annual Report on Form 10-K filed with the SEC on February 24, 2022)

10.20+	2022 Form of Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.19 of our Annual Report on Form 10-K filed with the SEC on February 24, 2022)

10.21+	2022 Form of Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.20 of our Annual Report on Form 10-K filed with the SEC on February 24, 2022)

10.22+*	2023 Form of Restricted Stock Unit Award Agreement

10.23+*	2023 Form of Performance Share Unit Award Agreement

10.24+*	2023 Form of Non-Qualified Stock Option Award Agreement

10.25+	Form of 2021 Cash Incentive Award Agreement (incorporated by reference to our Current Report on Form 8-K filed with the SEC on August 27, 2021)

10.26+	Form of Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q filed with the SEC on July 31, 2020)

10.27
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

Exhibit Number	Description

10.32
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

10.33
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

10.34
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

LYONDELLBASELL INDUSTRIES N.V.

Date:	February 23, 2023		/s/Peter Vanacker
		Name:	Peter Vanacker
		Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PETER VANACKER	Chief Executive Officer and Director	February 23, 2023
Peter Vanacker	(Principal Executive Officer)

/s/ MICHAEL C. MCMURRAY	Executive Vice President and	February 23, 2023
Michael C. McMurray	Chief Financial Officer
(Principal Financial Officer)

/s/ CHUKWUEMEKA A. OYOLU	Senior Vice President,	February 23, 2023
Chukwuemeka A. Oyolu	Chief Accounting Officer & Investor Relations
(Principal Accounting Officer)

/s/ JACQUES AIGRAIN	Chair of the Board	February 23, 2023
Jacques Aigrain	and Director

/s/ LINCOLN BENET	Director	February 23, 2023
Lincoln Benet

/s/ JAGJEET S. BINDRA	Director	February 23, 2023
Jagjeet S. Bindra

/s/ ROBIN W.T. BUCHANAN	Director	February 23, 2023
Robin W.T. Buchanan

/s/ ANTHONY R. CHASE	Director	February 23, 2023
Anthony R. Chase

/s/ NANCE K. DICCIANI	Director	February 23, 2023
Nance K. Dicciani

/s/ ROBERT W. DUDLEY	Director	February 23, 2023
Robert W. Dudley

/s/ CLAIRE S. FARLEY	Director	February 23, 2023
Claire S. Farley

/s/ MICHAEL S. HANLEY	Director	February 23, 2023
Michael S. Hanley

/s/ VIRGINIA A. KAMSKY	Director	February 23, 2023
Virginia A. Kamsky

/s/ ALBERT J. MANIFOLD	Director	February 23, 2023
Albert J. Manifold