Form 10-Q
period 2023-03-31
LyondellBasell Industries N.V.
filed 2023-04-28
CIK 1489393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
(Addresses of registrant’s principal executive offices) (Zip Code)

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 325,274,141 ordinary shares, €0.04 par value, outstanding at April 26, 2023 (excluding 15,148,357 treasury shares).

LYONDELLBASELL INDUSTRIES N.V.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
Millions of dollars, except earnings per share	2023	2022
Sales and other operating revenues:
Trade	$10,076	$12,840
Related parties	171	317
	10,247	13,157
Operating costs and expenses:
Cost of sales	8,864	11,136
Impairment	252	—
Selling, general and administrative expenses	385	328
Research and development expenses	33	32
	9,534	11,496
Operating income	713	1,661
Interest expense	(116)	(74)
Interest income	23	2
Other income, net	5	19
Income from continuing operations before equity investments and income taxes	625	1,608
Income from equity investments	17	29
Income from continuing operations before income taxes	642	1,637
Provision for income taxes	167	316
Income from continuing operations	475	1,321
Loss from discontinued operations, net of tax	(1)	(1)
Net income	474	1,320
Dividends on redeemable non-controlling interests	(2)	(2)
Net income attributable to the Company shareholders	$472	$1,318

Earnings per share:
Net income attributable to the Company shareholders —
Basic
Continuing operations	$1.45	$4.01
Discontinued operations	—	—
	$1.45	$4.01
Diluted
Continuing operations	$1.44	$4.00
Discontinued operations	—	—
	$1.44	$4.00
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
Millions of dollars	2023	2022
Net income	$474	$1,320
Other comprehensive income (loss), net of tax –
Financial derivatives	4	88
Defined benefit pension and other postretirement benefit plans	2	5
Foreign currency translations	59	(25)
Total other comprehensive income, net of tax	65	68
Comprehensive income	539	1,388
Dividends on redeemable non-controlling interests	(2)	(2)
Comprehensive income attributable to the Company shareholders	$537	$1,386
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED BALANCE SHEETS

Millions of dollars	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$1,790	$2,151
Restricted cash	14	5
Accounts receivable:
Trade, net	3,715	3,392
Related parties	186	201
Inventories	5,158	4,804
Prepaid expenses and other current assets	1,161	1,292
Total current assets	12,024	11,845
Operating lease assets	1,677	1,725
Property, plant and equipment	24,130	23,724
Less: Accumulated depreciation	(8,729)	(8,337)
Property, plant and equipment, net	15,401	15,387
Equity investments	4,266	4,295
Goodwill	1,605	1,827
Intangible assets, net	651	662
Other assets	631	624
Total assets	$36,255	$36,365
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED BALANCE SHEETS

Millions of dollars, except shares and par value data	March 31, 2023	December 31, 2022
LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY
Current liabilities:
Current maturities of long-term debt	$432	$432
Short-term debt	343	349
Accounts payable:
Trade	3,029	3,106
Related parties	543	477
Accrued liabilities	2,166	2,396
Total current liabilities	6,513	6,760
Long-term debt	10,601	10,540
Operating lease liabilities	1,507	1,510
Other liabilities	1,899	1,954
Deferred income taxes	2,886	2,858
Commitments and contingencies
Redeemable non-controlling interests	114	114
Shareholders’ equity:
Ordinary shares, €0.04 par value, 1,275 million shares authorized, 325,468,601 and 325,723,567 shares outstanding, respectively	19	19
Additional paid-in capital	6,092	6,119
Retained earnings	9,277	9,195
Accumulated other comprehensive loss	(1,307)	(1,372)
Treasury stock, at cost, 14,953,897 and 14,698,931 ordinary shares, respectively	(1,360)	(1,346)
Total Company share of shareholders’ equity	12,721	12,615
Non-controlling interests	14	14
Total equity	12,735	12,629
Total liabilities, redeemable non-controlling interests and equity	$36,255	$36,365
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
Millions of dollars	2023	2022
Cash flows from operating activities:
Net income	$474	$1,320
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	396	311
Impairment	252	—
Amortization of debt-related costs	3	4
Share-based compensation	24	18
Equity investments—
Equity income	(17)	(29)
Distributions of earnings, net of tax	22	34
Deferred income tax provision	6	137
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(279)	(629)
Inventories	(319)	(117)
Accounts payable	40	724
Other, net	(120)	(271)
Net cash provided by operating activities	482	1,502
Cash flows from investing activities:
Expenditures for property, plant and equipment	(352)	(446)
Proceeds from equity securities	—	8
Acquisition of equity method investment	(2)	—
Other, net	(17)	(18)
Net cash used in investing activities	(371)	(456)
Cash flows from financing activities:
Repurchases of Company ordinary shares	(70)	(217)
Dividends paid - common stock	(389)	(371)
Net proceeds from (repayments of) commercial paper	—	(169)
Collateral received from interest rate derivatives	—	51
Other, net	(18)	(7)
Net cash used in financing activities	(477)	(713)
Effect of exchange rate changes on cash	14	(16)
(Decrease) increase in cash and cash equivalents and restricted cash	(352)	317
Cash and cash equivalents and restricted cash at beginning of period	2,156	1,477
Cash and cash equivalents and restricted cash at end of period	$1,804	$1,794
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Company Share of Shareholders’ Equity	Non- Controlling Interests
Millions of dollars	Issued	Treasury
Balance, December 31, 2022	$19	$(1,346)	$6,119	$9,195	$(1,372)	$12,615	$14
Net income	—	—	—	474	—	474	—
Other comprehensive income	—	—	—	—	65	65	—
Share-based compensation	—	60	(27)	(1)	—	32	—
Dividends - common stock ($1.19 per share)	—	—	—	(389)	—	(389)	—
Dividends - redeemable non-controlling interests ($15.00 per share)	—	—	—	(2)	—	(2)	—
Repurchases of Company ordinary shares	—	(74)	—	—	—	(74)	—
Balance, March 31, 2023	$19	$(1,360)	$6,092	$9,277	$(1,307)	$12,721	$14

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Company Share of Shareholders’ Equity	Non- Controlling Interests
Millions of dollars	Issued	Treasury
Balance, December 31, 2021	$19	$(965)	$6,044	$8,563	$(1,803)	$11,858	$14
Net income	—	—	—	1,320	—	1,320	—
Other comprehensive income	—	—	—	—	68	68	—
Share-based compensation	—	11	12	4	—	27	—
Dividends - common stock ($1.13 per share)	—	—	—	(371)	—	(371)	—
Dividends - redeemable non-controlling interests ($15.00 per share)	—	—	—	(2)	—	(2)	—
Repurchases of Company ordinary shares	—	(202)	—	—	—	(202)	—
Balance, March 31, 2022	$19	$(1,156)	$6,056	$9,514	$(1,735)	$12,698	$14
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation
LyondellBasell Industries N.V. is a limited liability company (Naamloze Vennootschap) incorporated under Dutch law by deed of incorporation dated October 15, 2009. Unless otherwise indicated, the “Company,” “we,” “us,” “our” or similar words are used to refer to LyondellBasell Industries N.V. together with its consolidated subsidiaries (“LyondellBasell N.V.”). LyondellBasell N.V. is a worldwide manufacturer of chemicals and polymers, a refiner of crude oil, a producer of gasoline blending components and a developer and licensor of technologies for the production of polymers.
The accompanying unaudited Consolidated Financial Statements have been prepared from the books and records of LyondellBasell N.V. in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial information. Certain notes and other information have been condensed or omitted from the interim financial statements included in this report. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair statement have been included. These statements contain some amounts that are based upon management estimates and judgments. Future actual results could differ from such current estimates. The results for interim periods are not necessarily indicative of results for the entire year.
Effective January 1, 2023, our Catalloy and polybutene-1 products were moved from our Advanced Polymer Solutions (“APS”) segment and reintegrated into our Olefins and Polyolefins-Americas (“O&P-Americas”) and Olefins and Polyolefins-Europe, Asia, International (“O&P-EAI”) segments. This move allows the APS team to focus on our compounding and solutions business, and to develop a more agile operating model with meaningful regional and segment growth strategies. Segment information provided throughout the report has been revised for all periods presented to reflect these changes.
2.    Accounting and Reporting Changes
Recently Adopted Guidance
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
Accounting Guidance Issued But Not Adopted as of March 31, 2023
Fair Value Measurement—In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The guidance clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security because it is a characteristic of the entity holding the equity security rather than a characteristic of the security and is not considered in measuring its fair value. The guidance is effective prospectively for the year ending December 31, 2024, including the interim periods, with the impact of adoption reflected in earnings. Early adoption is permitted. The adoption of this guidance will not have a material impact on our Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

3.    Revenues
Contract Balances—Contract liabilities were $175 million and $167 million at March 31, 2023 and December 31, 2022, respectively. Revenue recognized in each reporting period, included in the contract liability balance at the beginning of the period, was immaterial.
Disaggregation of Revenues—Effective January 1, 2023, our Catalloy and polybutene-1 products were moved from our APS segment and reintegrated into our O&P-Americas and O&P-EAI segments. See Note 12 for additional detail regarding the change in segments. Consistent with this change, we have updated the disclosure of revenue disaggregated by key products for all periods presented.
The following table presents our revenues disaggregated by key products:

	Three Months Ended March 31,
Millions of dollars	2023	2022
Sales and other operating revenues:
Olefins and co-products	$883	$1,157
Polyethylene	2,016	2,707
Polypropylene	1,526	2,263
Propylene oxide and derivatives	641	885
Oxyfuels and related products	1,233	1,254
Intermediate chemicals	746	1,110
Compounding and solutions	995	1,135
Refined products	2,057	2,458
Other	150	188
Total	$10,247	$13,157
The following table presents our revenues disaggregated by geography, based upon the location of the customer:

	Three Months Ended March 31,
Millions of dollars	2023	2022
Sales and other operating revenues:
United States	$4,852	$6,074
Germany	786	995
China	514	656
Mexico	430	442
Italy	376	518
Japan	365	423
France	294	387
Poland	239	395
The Netherlands	233	390
Other	2,158	2,877
Total	$10,247	$13,157

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

4.    Accounts Receivable
Our accounts receivable are reflected in the Consolidated Balance Sheets, net of allowance for credit losses of $6 million as of March 31, 2023 and December 31, 2022.

5.    Inventories
Inventories consisted of the following components:

Millions of dollars	March 31, 2023	December 31, 2022
Finished goods	$3,443	$3,027
Work-in-process	219	227
Raw materials and supplies	1,496	1,550
Total inventories	$5,158	$4,804

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

6.    Debt
Long-term loans, notes and other debt, net of unamortized discount and debt issuance cost, consisted of the following:

Millions of dollars	March 31, 2023	December 31, 2022
Senior Notes due 2024, $1,000 million, 5.75% ($1 million of debt issuance cost)	$774	$774
Senior Notes due 2055, $1,000 million, 4.625% ($15 million of discount; $11 million of debt issuance cost)	974	974
Guaranteed Notes due 2027, $300 million, 8.1%	300	300
Issued by LYB International Finance B.V.:
Guaranteed Notes due 2023, $750 million, 4.0%	425	424
Guaranteed Notes due 2043, $750 million, 5.25% ($19 million of discount; $6 million of debt issuance cost)	725	725
Guaranteed Notes due 2044, $1,000 million, 4.875% ($10 million of discount; $8 million of debt issuance cost)	982	982
Issued by LYB International Finance II B.V.:
Guaranteed Notes due 2026, €500 million, 0.875% ($1 million of discount; $2 million of debt issuance cost)	529	518
Guaranteed Notes due 2027, $1,000 million, 3.5% ($2 million of discount; $2 million of debt issuance cost)	590	587
Guaranteed Notes due 2031, €500 million, 1.625% ($4 million of discount; $3 million of debt issuance cost)	528	516
Issued by LYB International Finance III LLC:
Guaranteed Notes due 2025, $500 million, 1.25% ($1 million of discount; $2 million of debt issuance cost)	477	475
Guaranteed Notes due 2030, $500 million, 3.375% ($1 million of debt issuance cost)	124	120
Guaranteed Notes due 2030, $500 million, 2.25% ($3 million of discount; $3 million of debt issuance cost)	473	469
Guaranteed Notes due 2040, $750 million, 3.375% ($2 million of discount; $7 million of debt issuance cost)	741	741
Guaranteed Notes due 2049, $1,000 million, 4.2% ($14 million of discount; $10 million of debt issuance cost)	976	976
Guaranteed Notes due 2050, $1,000 million, 4.2% ($6 million of discount; $10 million of debt issuance cost)	973	971
Guaranteed Notes due 2051, $1,000 million, 3.625% ($2 million of discount; $11 million of debt issuance cost)	914	897
Guaranteed Notes due 2060, $500 million, 3.8% ($4 million of discount; $6 million of debt issuance cost)	484	481
Other	44	42
Total	11,033	10,972
Less current maturities	(432)	(432)
Long-term debt	$10,601	$10,540

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Fair value hedging adjustments associated with the fair value hedge accounting of our fixed-for-floating interest rate swaps for the applicable periods are as follows:

	Gains (Losses)		Cumulative Fair Value Hedging Adjustments Included in Carrying Amount of Debt
	Three Months Ended March 31,		March 31,	December 31,
Millions of dollars	2023	2022	2023	2022
Guaranteed Notes due 2025, 1.25%	$(2)	$7	$12	$14
Guaranteed Notes due 2026, 0.875%	(1)	4	12	13
Guaranteed Notes due 2027, 3.5%	(3)	19	(3)	—
Guaranteed Notes due 2030, 3.375%	(4)	10	17	21
Guaranteed Notes due 2030, 2.25%	(3)	10	21	24
Guaranteed Notes due 2031, 1.625%	(2)	—	9	11
Guaranteed Notes due 2050, 4.2%	(2)	5	11	13
Guaranteed Notes due 2051, 3.625%	(17)	29	73	90
Guaranteed Notes due 2060, 3.8%	(3)	—	6	9
Total	$(37)	$84	$158	$195
Fair value adjustments are recognized in Interest expense in the Consolidated Statements of Income.
Short-term loans, notes and other debt consisted of the following:

Millions of dollars	March 31, 2023	December 31, 2022
U.S. Receivables Facility	$—	$—
Commercial paper	200	200
Precious metal financings	142	131
Other	1	18
Total Short-term debt	$343	$349
Long-Term Debt
Senior Revolving Credit Facility—Our $3,250 million senior unsecured revolving credit facility (the “Senior Revolving Credit Facility”), which expires in November 2026, may be used for dollar and euro denominated borrowings. The facility has a $200 million sub-limit for dollar and euro denominated letters of credit, a $1,000 million uncommitted accordion feature and supports our commercial paper program. Borrowings under the facility bear interest at either a base rate, LIBOR rate or EURIBOR rate, plus an applicable margin. Additional fees are incurred for the average daily unused commitments. At March 31, 2023, we had no borrowings or letters of credit outstanding and $3,050 million of unused availability under this facility.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Short-Term Debt
U.S. Receivables Facility—Our U.S. Receivables Facility, which expires in June 2024, has a purchase limit of $900 million in addition to a $300 million uncommitted accordion feature. This facility provides liquidity through the sale or contribution of trade receivables by certain of our U.S. subsidiaries to a wholly owned, bankruptcy-remote subsidiary on an ongoing basis and without recourse. We pay variable interest rates on our secured borrowings. Additional fees are incurred for the average daily unused commitments. This facility also provides for the issuance of letters of credit up to $200 million. At March 31, 2023, we had no borrowings or letters of credit outstanding and $900 million unused availability under this facility.
Commercial Paper Program—We have a commercial paper program under which we may issue up to $2,500 million of privately placed, unsecured, short-term promissory notes (“commercial paper”). Interest rates on commercial paper outstanding at March 31, 2023 are based on the terms of the notes and range from 4.90% to 4.98%. At March 31, 2023, we had $200 million of outstanding commercial paper.
Weighted Average Interest Rate—At March 31, 2023 and December 31, 2022, our weighted average interest rates on outstanding Short-term debt were 4.0% and 3.7%, respectively.
Additional Information
Debt Compliance—As of March 31, 2023, we are in compliance with our debt covenants.
Supply Chain Finance Arrangements
We facilitate a voluntary supply chain finance (“SCF”) program that provides suppliers, at their sole discretion, the opportunity to sell their receivables due from us to a participating financial intermediary in order to be paid earlier than our contracted payment terms. We are not a party to any agreement between our suppliers and the financial intermediary. When a supplier utilizes the program and receives an early payment from the financial intermediary, the supplier takes a discount on the invoice. We pay the financial intermediary the full amount of the invoice on the contractually agreed upon due date. The majority of the suppliers using the program are on 90-day payment terms. We have no economic impact from a supplier’s decision to take an early payment. No guarantees are provided by us or any of our subsidiaries under the program.
As of March 31, 2023 and December 31, 2022, Accounts payable-Trade included $63 million and $53 million, respectively, payable to suppliers who have elected to participate in the supply chain financing program. We do not believe that future changes in the availability of supply chain financing will have a significant impact on our liquidity.

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
Financial Instruments Measured at Fair Value on a Recurring Basis—The following table summarizes financial instruments outstanding for the periods presented that are measured at fair value on a recurring basis:

	March 31, 2023		December 31, 2022
Millions of dollars	Notional Amount	Fair Value	Notional Amount	Fair Value	Balance Sheet Classification

Assets–
Derivatives designated as hedges:
Commodities	$8	$2	$—	$—	Prepaid expenses and other current assets
Commodities	32	4	—	—	Other assets
Foreign currency	903	114	903	109	Prepaid expenses and other current assets
Foreign currency	2,099	114	2,725	133	Other assets
Interest rates	—	28	—	16	Prepaid expenses and other current assets
Interest rates	400	10	400	25	Other assets
Derivatives not designated as hedges:
Commodities	215	39	192	27	Prepaid expenses and other current assets
Foreign currency	144	1	160	—	Prepaid expenses and other current assets
Total	$3,801	$312	$4,380	$310

Liabilities–
Derivatives designated as hedges:
Commodities	$16	$2	$35	$14	Accrued liabilities
Commodities	24	4	—	—	Other liabilities
Foreign currency	—	27	—	15	Accrued liabilities
Foreign currency	1,500	29	650	8	Other liabilities
Interest rates	—	26	—	23	Accrued liabilities
Interest rates	2,168	191	2,164	229	Other liabilities
Derivatives not designated as hedges:
Commodities	143	8	50	11	Accrued liabilities
Commodities	11	2	7	3	Other liabilities
Foreign currency	423	11	236	6	Accrued liabilities
Total	$4,285	$300	$3,142	$309
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

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Financial Instruments Not Measured at Fair Value on a Recurring Basis—The following table presents the carrying value and estimated fair value of our Short-term precious metal financings and Long-term debt:

	March 31, 2023		December 31, 2022
Millions of dollars	Carrying Value	Fair Value	Carrying Value	Fair Value
Precious metal financings	$142	$114	$131	$113
Long-term debt	10,580	9,201	10,517	8,882
Total	$10,722	$9,315	$10,648	$8,995
The financial instruments in the table above are classified as Level 2. Our other financial instruments classified within Current assets and Current liabilities have a short maturity and their carrying value generally approximates fair value.
Derivative Instruments:
Commodity Prices—The following table presents the notional amounts of our outstanding commodity derivative instruments:

	March 31, 2023	December 31, 2022
Millions of dollars	Notional Amount	Notional Amount	Maturity Date
Derivatives designated as hedges:
Cash flow hedges	$80	$35	2023 to 2026
Derivatives not designated as hedges:
Commodity contracts	369	249	2023 to 2024
Interest Rates—The following table presents the notional amounts of our outstanding interest rate derivative instruments:

	March 31, 2023	December 31, 2022
Millions of dollars	Notional Amount	Notional Amount	Maturity Date
Cash flow hedges	$400	$400	2024
Fair value hedges	2,168	2,164	2025 to 2031
Foreign Currency Rates—The following table presents the notional amounts of our outstanding foreign currency derivative instruments:

	March 31, 2023	December 31, 2022
Millions of dollars	Notional Amount	Notional Amount	Maturity Date
Net investment hedges	$3,352	$3,128	2023 to 2030
Cash flow hedges	1,150	1,150	2024 to 2027
Not designated	567	396	2023 to 2024

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Impact on Earnings and Other Comprehensive Income—The following tables summarize the pre-tax effect of derivative instruments recorded in Accumulated other comprehensive loss (“AOCI”), the gains (losses) reclassified from AOCI to earnings and additional gains (losses) recognized directly in earnings:

	Effects of Financial Instruments
	Three Months Ended March 31,
	Balance Sheet				Income Statement
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified to Income from AOCI		Additional Gain (Loss) Recognized in Income		Income Statement
Millions of dollars	2023	2022	2023	2022	2023	2022	Classification
Derivatives designated as hedges:
Commodities	$(5)	$26	$19	$(11)	$—	$—	Cost of sales
Foreign currency	(55)	44	20	(25)	14	(4)	Interest expense
Interest rates	(14)	112	1	1	23	(77)	Interest expense
Derivatives not designated as hedges:
Commodities	—	—	—	—	(33)	36	Sales and other operating revenues
Commodities	—	—	—	—	27	3	Cost of sales
Foreign currency	—	—	—	—	(11)	(19)	Other income, net
Total	$(74)	$182	$40	$(35)	$20	$(61)
As of March 31, 2023, on a pre-tax basis, $3 million is scheduled to be reclassified from Accumulated other comprehensive loss as an increase to Interest expense over the next twelve months.
Other Financial Instruments:
Cash and Cash Equivalents—At March 31, 2023 and December 31, 2022, we had marketable securities classified as Cash and cash equivalents of $1,065 million and $1,191 million, respectively.
8.    Income Taxes
For interim tax reporting, we estimate an annual effective tax rate which is applied to the year-to-date ordinary income. Tax effects of significant, unusual, or infrequently occurring items are excluded from the estimated annual effective tax rate calculation and recognized in the interim period in which they occur. Our effective income tax rate fluctuates based on, among other factors, changes in pre-tax income in countries with varying statutory tax rates, changes in valuation allowances, changes in foreign exchange gains or losses, the amount of exempt income, changes in unrecognized tax benefits associated with uncertain tax positions and changes in tax laws.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Our exempt income primarily includes interest income, export incentives, and equity earnings of joint ventures. Interest income earned by certain of our subsidiaries through intercompany financings is taxed at rates substantially lower than the U.S. statutory rate. Export incentives relate to tax benefits derived from elections and structures available for U.S. exports. Equity earnings attributable to the earnings of our joint ventures, when paid through dividends to certain European subsidiaries, are exempt from all or portions of normal statutory income tax rates. We currently anticipate the favorable treatment for interest income, dividends, and export incentives to continue in the near term; however, this treatment is based on current law. We continue to monitor the Organization for Economic Cooperation and Development (“OECD”)’s Pillar One and Two legislation which focus on taxing rights and minimum taxes in countries where we operate, including the United Kingdom; however, we do not expect the impact to be material based on the principles agreed to at this stage.
Our effective income tax rate for the first quarter of 2023 was 26.0% compared with 19.3% for the first quarter of 2022. The higher effective tax rate for the first quarter of 2023 was primarily due to the first quarter 2023 goodwill impairment, for which there is no tax benefit, of 6.6%.
9.    Commitments and Contingencies
Commitments—We have various purchase commitments for materials, supplies and services incidental to the ordinary conduct of business, generally for quantities required for our businesses and at prevailing market prices. These commitments are designed to assure sources of supply and are not expected to be in excess of normal requirements. Additionally, we have capital expenditure commitments, which we incur in our normal course of business.
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
Environmental Remediation—Our accrued liability for future environmental remediation costs at current and former plant sites and other remediation sites totaled $126 million and $127 million as of March 31, 2023 and December 31, 2022, respectively. At March 31, 2023, the accrued liabilities for individual sites range from less than $1 million to $25 million. The remediation expenditures are expected to occur over a number of years and are not concentrated in any single year. In our opinion, it is reasonably possible that losses in excess of the liabilities recorded may have been incurred. However, we cannot estimate any amount or range of such possible additional losses. New information about sites, new technology or future developments, such as involvement in investigations by regulatory agencies, could require us to reassess our potential exposure related to environmental matters.

Indemnification—We are parties to various indemnification arrangements, including arrangements entered into in connection with acquisitions, divestitures and the formation and dissolution of joint ventures. Pursuant to these arrangements, we provide indemnification to and/or receive indemnification from other parties in connection with liabilities that may arise in connection with the transactions and in connection with activities prior to completion of the transactions. These indemnification arrangements typically include provisions pertaining to third-party claims relating to environmental and tax matters and various types of litigation. As of March 31, 2023, we had not accrued any significant amounts for our indemnification obligations, and we are not aware of other circumstances that would likely lead to significant future indemnification obligations. We cannot determine with certainty the potential amount of future payments under the indemnification arrangements until events arise that would trigger a liability under the arrangements.
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
10.    Shareholders’ Equity and Redeemable Non-controlling Interests
Shareholders’ Equity
Dividend Distributions—The following table summarizes the dividends paid in the periods presented:

Millions of dollars, except per share amounts	Dividend Per Ordinary Share	Aggregate Dividends Paid	Date of Record
March 2023 - Quarterly dividend	$1.19	$389	March 6, 2023
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
The following table summarizes our share repurchase activity for the periods presented:

Millions of dollars, except shares and per share amounts	Shares Repurchased	Average Purchase Price	Total Purchase Price, Including Commissions and Fees
For three months ended March 31, 2023:
2022 Share Repurchase Authorization	846,500	$87.28	$74

For three months ended March 31, 2022:
2021 Share Repurchase Authorization	2,073,378	$97.70	$202
Total cash paid for share repurchases for the three months ended March 31, 2023 and 2022 was $70 million and $217 million, respectively. Cash payments made during the reporting period may differ from the total purchase price, including commissions and fees, due to the timing of payments.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Ordinary Shares—The changes in the outstanding amounts of ordinary shares are as follows:

	Three Months Ended March 31,
	2023	2022
Ordinary shares outstanding:
Beginning balance	325,723,567	329,536,389
Share-based compensation	516,142	123,550
Employee stock purchase plan	75,392	57,473
Purchase of ordinary shares	(846,500)	(2,073,378)
Ending balance	325,468,601	327,644,034
Treasury Shares—The changes in the amounts of treasury shares held by the Company are as follows:

	Three Months Ended March 31,
	2023	2022
Ordinary shares held as treasury shares:
Beginning balance	14,698,931	10,675,605
Share-based compensation	(516,142)	(123,550)
Employee stock purchase plan	(75,392)	—
Purchase of ordinary shares	846,500	2,073,378
Ending balance	14,953,897	12,625,433
Accumulated Other Comprehensive Loss—The components of, and after-tax changes in, Accumulated other comprehensive loss as of and for the three months ended March 31, 2023 and 2022 are presented in the following tables:

Millions of dollars	Financial Derivatives	Defined Benefit Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustments	Total
Balance – December 31, 2022	$(146)	$(182)	$(1,044)	$(1,372)
Other comprehensive income (loss) before reclassifications	(35)	—	49	14
Tax benefit before reclassifications	9	—	10	19
Amounts reclassified from accumulated other comprehensive loss	40	3	—	43
Tax expense	(10)	(1)	—	(11)
Net other comprehensive income	4	2	59	65
Balance – March 31, 2023	$(142)	$(180)	$(985)	$(1,307)

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Millions of dollars	Financial Derivatives	Defined Benefit Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustments	Total
Balance – December 31, 2021	$(354)	$(528)	$(921)	$(1,803)
Other comprehensive income (loss) before reclassifications	147	—	(14)	133
Tax expense before reclassifications	(32)	—	(11)	(43)
Amounts reclassified from accumulated other comprehensive loss	(35)	8	—	(27)
Tax (expense) benefit	8	(3)	—	5
Net other comprehensive income (loss)	88	5	(25)	68
Balance – March 31, 2022	$(266)	$(523)	$(946)	$(1,735)
The amounts reclassified out of each component of Accumulated other comprehensive loss are as follows:

	Three Months Ended March 31,		Affected Line Item on the Consolidated Statements of Income
Millions of dollars	2023	2022
Reclassification adjustments for:
Financial derivatives:
Commodities	$19	$(11)	Cost of sales
Foreign currency	20	(25)	Interest expense
Interest rates	1	1	Interest expense
Income tax (expense) benefit	(10)	8	Provision for income taxes
Financial derivatives, net of tax	30	(27)

Amortization of defined pension items:
Actuarial loss	2	7	Other income, net
Prior service cost	1	1	Other income, net
Income tax expense	(1)	(3)	Provision for income taxes
Defined pension items, net of tax	2	5

Total reclassifications, before tax	43	(27)
Income tax (expense) benefit	(11)	5	Provision for income taxes
Total reclassifications, after tax	$32	$(22)	Amount included in net income
Redeemable Non-controlling Interests
Our redeemable non-controlling interests relate to shares of cumulative perpetual special stock (“redeemable non-controlling interest stock”) issued by a consolidated subsidiary. As of March 31, 2023 and December 31, 2022, we had 113,466 and 113,471 shares of redeemable non-controlling interest stock outstanding, respectively. These shares may be redeemed at any time at the discretion of the holders.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

In February 2023, we paid cash dividends of $15.00 per share to our redeemable non-controlling interest shareholders of record as of January 15, 2023. These dividends totaled $2 million for each of the three months ended March 31, 2023 and 2022.
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
Earnings per share data is as follows:

	Three Months Ended March 31,
	2023		2022
Millions of dollars	Continuing Operations	Discontinued Operations	Continuing Operations	Discontinued Operations
Net income (loss)	$475	$(1)	$1,321	$(1)
Dividends on redeemable non-controlling interests	(2)	—	(2)	—
Net income attributable to participating securities	(1)	—	(2)	—
Net income (loss) attributable to ordinary shareholders – basic and diluted	$472	$(1)	$1,317	$(1)

Millions of shares, except per share amounts
Basic weighted average common stock outstanding	326	326	328	328
Effect of dilutive securities	1	1	1	1
Potential dilutive shares	327	327	329	329

Earnings per share:
Basic	$1.45	$—	$4.01	$—
Diluted	$1.44	$—	$4.00	$—

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
The activities of each of our segments from which they earn revenues and incur expenses are described below:
•O&P-Americas. Our O&P-Americas segment produces and markets olefins and co-products, polyethylene, polypropylene, Catalloy and polybutene-1.
•O&P-EAI. Our O&P-EAI segment produces and markets olefins and co-products, polyethylene, polypropylene, Catalloy and polybutene-1.
•Intermediates and Derivatives (“I&D”). Our I&D segment produces and markets propylene oxide and its derivatives, oxyfuels and related products, and intermediate chemicals such as styrene monomer, acetyls, ethylene oxide and ethylene glycol.
•APS. Our APS segment produces and markets compounding and solutions, such as polypropylene compounds, engineered plastics, masterbatches, engineered composites, colors and powders.
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
“Other” includes intersegment eliminations and items that are not directly related or allocated to business operations, such as foreign exchange gains or losses and components of pension and other postretirement benefit costs other than service costs. Sales between segments are made at prices approximating prevailing market prices.
Summarized financial information concerning reportable segments is shown in the following tables for the periods presented:

	Three Months Ended March 31, 2023
Millions of dollars	O&P- Americas	O&P- EAI	I&D	APS	Refining	Technology	Other	Total
Sales and other operating revenues:
Customers	$1,727	$2,710	$2,641	$995	$2,057	$117	$—	$10,247
Intersegment	1,081	182	41	2	133	22	(1,461)	—
	2,808	2,892	2,682	997	2,190	139	(1,461)	10,247
Income (loss) from equity investments	23	1	(6)	(1)	—	—	—	17
EBITDA	541	77	426	(226)	246	73	(6)	1,131
Capital expenditures	82	54	179	17	2	17	1	352

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Three Months Ended March 31, 2022
Millions of dollars	O&P– Americas	O&P– EAI	I&D	APS	Refining	Technology	Other	Total
Sales and other operating revenues:
Customers	$2,453	$3,687	$3,276	$1,135	$2,458	$148	$—	$13,157
Intersegment	1,281	239	63	1	262	33	(1,879)	—
	3,734	3,926	3,339	1,136	2,720	181	(1,879)	13,157
Income (loss) from equity investments	33	1	(5)	—	—	—	—	29
EBITDA	939	214	546	71	148	103	(1)	2,020
Capital expenditures	135	89	163	15	14	29	1	446
The following assets are summarized and reconciled to consolidated totals in the following table:

Millions of dollars	O&P- Americas	O&P- EAI	I&D	APS	Refining	Technology	Total
March 31, 2023
Property, plant and equipment, net	$6,337	$1,914	$5,800	$639	$193	$518	$15,401
Equity investments	2,038	1,663	563	2	—	—	4,266
December 31, 2022
Property, plant and equipment, net	$6,378	$1,880	$5,728	$636	$255	$510	$15,387
Equity investments	2,053	1,655	585	2	—	—	4,295
Segment Structure Changes and Related Goodwill Impairment—Effective January 1, 2023, our Catalloy and polybutene-1 products were moved from our APS segment and reintegrated into our O&P-Americas and O&P-EAI segments. Accordingly, on January 1, 2023, we allocated goodwill from our APS segment to our O&P-Americas and O&P-EAI segments of $315 million and $269 million, respectively, based on the relative fair values of the products that were reintegrated compared to the fair value of the APS segment.
As of December 31, 2022, goodwill included in our APS reporting unit was $1,370 million, the majority of which related to the 2018 acquisition of A. Schulman. As of December 31, 2022, a large portion of the APS reporting unit’s fair value was derived from our Catalloy and polybutene-1 products, which had disproportionately low carrying values in comparison to the remaining assets of the reporting unit, which had relatively higher carrying values due to the 2018 purchase price allocation associated with the acquisition of A. Schulman. As a result of the reallocation of goodwill and the change in both fair value and carrying value among reporting units, we determined the APS reporting units goodwill fair value to be $753 million, resulting in a non-cash goodwill impairment charge of $252 million in the first quarter of 2023 in our APS segment. Fair values were determined utilizing a discounted cash flow method under the income approach and assumptions including management’s view on long-term growth rates in our industry, discount rates and other assumptions based on a market participant perspective, which are inherently subjective. The fair value of the reporting unit is Level 3 within the fair value hierarchy.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Exit of Houston Refinery Operations—In April 2022 we announced our decision to cease operation of our Houston refinery no later than the end of 2023 after determining that exiting the refining business is our best strategic and financial path forward. In connection with the planned exit from the refinery business, during the first quarter of 2023 we expensed accelerated lease amortization costs of $51 million, personnel costs of $16 million, asset retirement cost depreciation of $55 million, and asset retirement obligation accretion of $2 million. In subsequent periods, we expect to incur additional costs primarily consisting of accelerated amortization of operating lease assets of $100 million to $200 million, personnel costs of $40 million to $70 million and other charges of $50 million to $100 million. Additionally, we estimate that the Houston refinery’s asset retirement obligations are in the range of $150 million to $450 million. As of March 31, 2023, we recorded asset retirement obligations of $253 million representing our best estimate. We do not anticipate any material cash payments related to the exit of the refinery business to be made in 2023.
A reconciliation of EBITDA to Income from continuing operations before income taxes is shown in the following table for each of the periods presented:

	Three Months Ended March 31,
Millions of dollars	2023	2022
EBITDA:
Total segment EBITDA	$1,137	$2,021
Other EBITDA	(6)	(1)
Less:
Depreciation and amortization expense	(396)	(311)
Interest expense	(116)	(74)
Add:
Interest income	23	2
Income from continuing operations before income taxes	$642	$1,637

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
Effective January 1, 2023, our Catalloy and polybutene-1 products were moved from our Advanced Polymer Solutions (“APS”) segment and reintegrated into our Olefins and Polyolefins-Americas (“O&P-Americas”) and Olefins and Polyolefins-Europe, Asia, International (“O&P-EAI”) segments. Segment information provided herein has been revised for all periods presented to reflect these changes.
OVERVIEW
During the first quarter of 2023, margins in our O&P-Americas and O&P-EAI segments increased driven by lower ethane cost in the U.S., lower energy costs and moderately improving global demand. We increased global operating rates to align with market conditions. Steady demand for fuels continued to support margins in our Intermediates and Derivatives and Refining segments.
During the first quarter of 2023, we generated $482 million in cash from operating activities. We remain committed to a disciplined approach to capital allocation. During the first quarter of 2023, we reinvested $352 million in the businesses through capital expenditures and we paid dividends of $389 million to shareholders and repurchased $70 million worth of our shares. In the first quarter of 2023 we successfully started up the world's largest PO/TBA plant.
In March 2023, we announced the decision to explore strategic options for our U.S. Gulf Coast-based ethylene oxide & derivatives (“EO&D”) business as it is not a business where we seek a leading long-term position.

Results of operations for the periods discussed are presented in the table below:

	Three Months Ended
	March 31,	December 31,	March 31,
Millions of dollars	2023	2022	2022
Sales and other operating revenues	$10,247	$10,206	$13,157
Cost of sales	8,864	9,356	11,136
Impairment	252	—	—
Selling, general and administrative expenses	385	334	328
Research and development expenses	33	29	32
Operating income	713	487	1,661
Interest expense	(116)	(85)	(74)
Interest income	23	16	2
Other income (expense), net	5	(9)	19
Income (loss) from equity investments	17	(20)	29
Income from continuing operations before income taxes	642	389	1,637
Provision for income taxes	167	34	316
Income from continuing operations	475	355	1,321
Loss from discontinued operations, net of tax	(1)	(2)	(1)
Net income	474	353	1,320
Other comprehensive income (loss), net of tax –
Financial derivatives	4	(5)	88
Defined benefit pension and other postretirement benefit plans	2	212	5
Foreign currency translations	59	232	(25)
Total other comprehensive income, net of tax	65	439	68
Comprehensive income	$539	$792	$1,388

RESULTS OF OPERATIONS
Revenues—Revenues remained relatively unchanged in the first quarter of 2023 compared to the fourth quarter of 2022. Lower volumes driven by lower demand resulted in a 2% decrease in revenues. Favorable foreign exchange impacts resulted in a 2% increase in revenues.
Revenues decreased by $2,910 million, or 22%, in the first quarter of 2023 compared to the first quarter of 2022. Average sales prices were lower for many of our products as sales prices generally correlate with crude oil prices, which decreased relative to the first quarter of 2022. These lower prices led to a 13% decrease in revenue. Lower volumes driven by lower demand resulted in a 7% decrease in revenues. Unfavorable foreign exchange impacts resulted in a 2% decrease in revenues.
Cost of Sales—Cost of sales decreased by $492 million, or 5%, in the first quarter of 2023 compared to the fourth quarter of 2022 and by $2,272 million, or 20%, in the first quarter of 2023 compared to the first quarter of 2022. These decreases were primarily driven by lower feedstock and energy costs.
Impairment—During the first quarter of 2023 we recognized a non-cash goodwill impairment charge of $252 million in our APS segment after the effect of moving our Catalloy and polybutene-1 products from our APS segment and reintegrating into our O&P-Americas and O&P-EAI segments. See Note 12 to our Consolidated Financial Statements for additional information.
Operating Income—Operating income increased by $226 million, or 46%, in the first quarter of 2023 compared to the fourth quarter of 2022. Operating income in our O&P-EAI, O&P-Americas, I&D, and Technology segments increased by $177 million, $154 million, $109 million, and $11 million, respectively. These increases were partially offset by decreases in our APS and Refining segments of $197 million and $35 million, respectively.
Operating income decreased by $948 million, or 57%, in the first quarter of 2023 compared to the first quarter of 2022. Operating income in our O&P-Americas, APS, I&D, O&P-EAI and Technology segments decreased by $383 million, $285 million, $148 million, $142 million and $32 million, respectively. These decreases were partially offset by an increase in our Refining segment of $38 million.
Results for each of our business segments are discussed further in the Segment Analysis section below.
Income Taxes—Our effective income tax rate for the first quarter of 2023 was 26.0% compared with 9.0% for the fourth quarter of 2022. The higher effective tax rate for the first quarter of 2023 was primarily attributable to fluctuations in uncertain tax positions of 18.3%, coupled with the first quarter 2023 goodwill impairment, for which there is no tax benefit, of 6.6%. These increases were partially offset by changes in foreign exchange gains or losses of 6.4%.
Our effective income tax rate for the first quarter of 2023 was 26.0% compared with 19.3% for the first quarter of 2022. The higher effective tax rate for the first quarter of 2023 was primarily due to the first quarter 2023 goodwill impairment, for which there is no tax benefit, of 6.6%.
Our income tax results are discussed further in Note 8 to the Consolidated Financial Statements.

Comprehensive Income—Comprehensive income decreased by $253 million in the first quarter of 2023 compared to the fourth quarter of 2022, primarily due to the decreases in defined pension and other postretirement benefit plans and foreign currency translations gains, offset by an increase in net income. Comprehensive income decreased by $849 million in the first quarter of 2023 compared to the first quarter of 2022, primarily due to the decline in net income. The activities from the remaining components of Comprehensive income are discussed below.
Financial derivatives designated as cash flow hedges, primarily our forward-starting interest rate swaps, remained relatively unchanged in the first quarter of 2023 compared to the fourth quarter of 2022. Financial derivatives designated as cash flow hedges, primarily our forward-starting interest rate swaps, led to a decrease in Comprehensive income of $84 million in the first quarter of 2023 compared to the first quarter of 2022 due to periodic changes in the benchmark interest rates, combined with lower notional amounts outstanding during the first quarter of 2023.
Defined pension and other postretirement benefit plans led to a decrease in Comprehensive income of $210 million in the first quarter of 2023 compared to the fourth quarter of 2022, as the fourth quarter of 2022 reflected annual changes in actuarial assumptions. Defined pension and postretirement benefit plans remained relatively unchanged in the first quarter of 2023 compared to the first quarter of 2022.
Foreign currency translation gains in Comprehensive income decreased by $173 million in the first quarter of 2023 compared to the fourth quarter of 2022, primarily due to the weakening of the U.S. dollar relative to the euro, offset by the effective portion of our net investment hedges. Foreign currency translation gains in Comprehensive income increased by $84 million in the first quarter of 2023 compared to the first quarter of 2022, primarily due to the strengthening of the U.S. dollar relative to the euro.
See Notes 7 and 10 to our Consolidated Financial Statements for further discussions.

Segment Analysis
We use earnings from continuing operations before interest, income taxes, and depreciation and amortization (“EBITDA”) as our measure of profitability for segment reporting purposes. This measure of segment operating results is used by our chief operating decision maker to assess the performance of and allocate resources to our operating segments. Intersegment eliminations and items that are not directly related or allocated to business operations, such as foreign exchange gains or losses and components of pension and other postretirement benefits other than service costs are included in “Other”. For additional information related to our operating segments, as well as a reconciliation of EBITDA to its nearest generally accepted accounting principles (“GAAP”) measure, Income from continuing operations before income taxes, see Note 12 to our Consolidated Financial Statements.
Our continuing operations are managed through six reportable segments: O&P-Americas, O&P-EAI, I&D, APS, Refining and Technology.
Revenues and the components of EBITDA for the periods presented are reflected in the table below:

	Three Months Ended
	March 31,	December 31,	March 31,
Millions of dollars	2023	2022	2022
Sales and other operating revenues:
O&P-Americas segment	$2,808	$2,818	$3,734
O&P-EAI segment	2,892	2,523	3,926
I&D segment	2,682	2,562	3,339
APS segment	997	901	1,136
Refining segment	2,190	2,633	2,720
Technology segment	139	145	181
Other, including intersegment eliminations	(1,461)	(1,376)	(1,879)
Total	$10,247	$10,206	$13,157
Operating income (loss):
O&P-Americas segment	$371	$217	$754
O&P-EAI segment	21	(156)	163
I&D segment	320	211	468
APS segment	(247)	(50)	38
Refining segment	186	221	148
Technology segment	61	50	93
Other, including intersegment eliminations	1	(6)	(3)
Total	$713	$487	$1,661
Depreciation and amortization:
O&P-Americas segment	$144	$149	$144
O&P-EAI segment	48	35	47
I&D segment	110	87	81
APS segment	22	24	29
Refining segment	61	28	—
Technology segment	11	11	10
Total	$396	$334	$311

	Three Months Ended
	March 31,	December 31,	March 31,
Millions of dollars	2023	2022	2022
Income (loss) from equity investments:
O&P-Americas segment	$23	$17	$33
O&P-EAI segment	1	(29)	1
I&D segment	(6)	(8)	(5)
APS segment	(1)	—	—
Total	$17	$(20)	$29
Other income (expense), net:
O&P-Americas segment	$3	$1	$8
O&P-EAI segment	7	2	3
I&D segment	2	1	2
APS segment	—	—	4
Refining segment	(1)	—	—
Technology segment	1	(2)	—
Other, including intersegment eliminations	(7)	(11)	2
Total	$5	$(9)	$19
EBITDA:
O&P-Americas segment	$541	$384	$939
O&P-EAI segment	77	(148)	214
I&D segment	426	291	546
APS segment	(226)	(26)	71
Refining segment	246	249	148
Technology segment	73	59	103
Other, including intersegment eliminations	(6)	(17)	(1)
Total	$1,131	$792	$2,020

Olefins and Polyolefin-Americas Segment
Overview—EBITDA in the first quarter of 2023 increased compared to the fourth quarter of 2022 driven by improvements in olefins and polyethylene margins. EBITDA decreased in the first quarter of 2023 relative to the first quarter of 2022 primarily driven by lower margins across most businesses.
Ethylene Raw Materials—We have flexibility to vary the raw material mix and process conditions in our U.S. olefins plants in order to maximize profitability as market prices fluctuate for both feedstocks and products. Although prices of crude-based liquids and natural gas liquids are generally related to crude oil and natural gas prices, during specific periods the relationships among these materials and benchmarks may vary significantly. In the first quarter of 2023, and the first and fourth quarters of 2022, approximately 65% to 70% of the raw materials used in our North American crackers was ethane.

The following table sets forth selected financial information for the O&P-Americas segment including Income from equity investments, which is a component of EBITDA:

	Three Months Ended
	March 31,	December 31,	March 31,
Millions of dollars	2023	2022	2022
Sales and other operating revenues	$2,808	$2,818	$3,734
Income from equity investments	23	17	33
EBITDA	541	384	939
Revenue—Revenues for our O&P-Americas segment remained relatively unchanged in the first quarter of 2023 compared to the fourth quarter of 2022 and decreased by $926 million, or 25%, in the first quarter of 2023 compared to the first quarter of 2022.

First quarter of 2023 versus fourth quarter of 2022—Revenue decreased by 6% as a result of lower co-product sales volumes. Higher average sales prices resulted in a revenue increase of 6% primarily driven by improving demand and lower industry supply due to outages.

First quarter of 2023 versus first quarter of 2022—Lower average sales prices across all products resulted in a 27% decrease in revenue primarily driven by increased market supply. Higher sales volumes resulted in a revenue increase of 2% as a result of higher co-products sales.

EBITDA—EBITDA increased by $157 million, or 41%, in the first quarter of 2023 compared to the fourth quarter of 2022 and decreased by $398 million, or 42%, in the first quarter of 2023 compared to the first quarter of 2022.

First quarter of 2023 versus fourth quarter of 2022—Higher olefins results led to a 40% increase in EBITDA driven by higher margins as a result of lower feedstock and energy cost. Higher polyethylene results led to a 12% increase in EBITDA due to higher margins driven by higher average sales prices. Lower polypropylene results led to a 14% decrease in EBITDA driven by a decrease in spreads resulting from increased industry supply and weak demand for durable goods.

First quarter of 2023 versus first quarter of 2022—Lower polyethylene results led to a 15% decrease in EBITDA primarily driven by lower margins as a result of lower average sales prices. Lower olefins results led to a 13% decrease in EBITDA due to lower margins driven by a decline in the average sales price of ethylene partially offset by lower feedstock costs. Lower polypropylene results led to a 13% decrease in EBITDA driven by a decrease in margin as a result of lower spreads due to increased industry supply and lower demand.
Olefins and Polyolefin-Europe, Asia, International Segment
Overview—EBITDA increased in the first quarter of 2023 compared to the fourth quarter of 2022 primarily due to improved olefins margins, increased polymer volumes, and higher income from equity investments. EBITDA decreased in the first quarter of 2023 relative to the first quarter of 2022 primarily as a result of lower polymers margins.
Ethylene Raw Materials—In Europe, naphtha is the primary raw material for our ethylene production and represented approximately 70% of the raw materials used in the first quarter of 2023 and 65% and 75% used in the first and fourth quarters of 2022, respectively.

The following table sets forth selected financial information for the O&P-EAI segment including Income from equity investments, which is a component of EBITDA:

	Three Months Ended
	March 31,	December 31,	March 31,
Millions of dollars	2023	2022	2022
Sales and other operating revenues	$2,892	$2,523	$3,926
(Loss) income from equity investments	1	(29)	1
EBITDA	77	(148)	214

Revenue—Revenues increased by $369 million, or 15%, in the first quarter of 2023 compared to the fourth quarter of 2022 and decreased by $1,034 million, or 26%, in the first quarter of 2023 compared to the first quarter of 2022.
First quarter of 2023 versus fourth quarter of 2022—Higher volumes resulted in a revenue increase of 14% primarily due to higher demand. Favorable foreign exchange impacts resulted in a revenue increase of 5%. Lower average sales prices resulted in a 4% decrease in revenue as sales prices generally correlate with crude oil prices, which on average, decreased compared to the fourth quarter of 2022.

First quarter of 2023 versus first quarter of 2022—Lower average sales prices resulted in a 16% decrease in revenue as sales prices generally correlate with crude oil prices, which on average, decreased compared to the first quarter of 2022. Lower volumes resulted in a revenue decrease of 6% primarily due to lower demand. Unfavorable foreign exchange impacts resulted in a revenue decrease of 4%.

EBITDA—EBITDA increased by $225 million, or 152%, in the first quarter of 2023 compared to the fourth quarter of 2022 and decreased by $137 million, or 64%, in the first quarter of 2023 compared to the first quarter of 2022.

First quarter of 2023 versus fourth quarter of 2022—Higher olefins results led to a 61% increase in EBITDA primarily driven by higher margins as a result of lower energy costs. Higher polyolefins results led to a 28% increase in EBITDA primarily driven by higher volumes due to increased demand. Improved income from our equity investments led to an increase in EBITDA of 20% mainly attributable to a gain on sale of asset recognized by one of our joint ventures in Europe. During the fourth quarter of 2022 we recognized last-in, first out (“LIFO”) inventory valuation charges of $56 million. The absence of similar charges in the first quarter of 2023 resulted in a 38% increase in EBITDA.
First quarter of 2023 versus first quarter of 2022—Lower polymer results led to an 84% decrease in EBITDA primarily driven by decreased margins resulting from lower polyolefins spreads reflecting weak demand. Higher olefins results led to a 21% increase in EBITDA, which was primarily driven by higher margins resulting from lower feedstock costs which outpaced decreased ethylene prices.

Intermediates and Derivatives Segment
Overview—EBITDA increased in the first quarter of 2023 compared to the fourth quarter of 2022, primarily driven by improved margins for oxyfuels and related products. EBITDA decreased in the first quarter of 2023 compared to the first quarter of 2022, primarily driven by a decrease in margins for propylene oxide and derivatives and intermediate chemicals, partially offset by margin improvements for oxyfuels and related products.
The following table sets forth selected financial information for the I&D segment including Income from equity investments, which is a component of EBITDA:

	Three Months Ended
	March 31,	December 31,	March 31,
Millions of dollars	2023	2022	2022
Sales and other operating revenues	$2,682	$2,562	$3,339
Loss from equity investments	(6)	(8)	(5)
EBITDA	426	291	546

Revenue—Revenues increased by $120 million, or 5%, in the first quarter of 2023 compared to the fourth quarter of 2022 and decreased by $657 million, or 20%, in the first quarter of 2023 compared to the first quarter of 2022.
First quarter of 2023 versus fourth quarter of 2022—Higher average sales prices resulted in a 2% increase in revenue. Favorable foreign exchange impacts resulted in a 2% increase in revenue. Sales volumes improved resulting in a 1% increase in revenue.
First quarter of 2023 versus first quarter of 2022—Lower average sales prices resulted in a 9% decrease in revenue driven by lower pricing in PO derivatives, acetyls and styrene as a result of higher market supply. Sales volumes decreased resulting in a 9% reduction in revenue due to lower demand. Unfavorable foreign exchange impacts resulted in a revenue decrease of 2%.
EBITDA—EBITDA increased by $135 million, or 46%, in the first quarter of 2023 compared to the fourth quarter of 2022 and decreased by $120 million, or 22%, in the first quarter of 2023 compared to the first quarter of 2022.
First quarter of 2023 versus fourth quarter of 2022—EBITDA improved 25% as a result of higher oxyfuels and related products results driven by increased margins as a result of higher blend premiums and a tight gasoline market. During the fourth quarter of 2022 we recognized a $26 million LIFO inventory valuation charge. The absence of a similar charge in the first quarter of 2023 resulted in a 9% increase in EBITDA. Propylene oxide and derivatives results drove a 3% increase in EBITDA primarily as a result of increased volumes. Favorable foreign exchange impacts resulted in a 2% increase in EBITDA.
First quarter of 2023 versus first quarter of 2022—Propylene oxide and derivatives results drove a 31% decrease in EBITDA as margins declined due to lower demand. Intermediate chemicals results declined, resulting in a 20% decrease in EBITDA, primarily driven by lower margins due to lower average sales prices from higher market supply. Oxyfuels and related products results led to an EBITDA increase of 26% driven by margin improvements resulting from higher blend premiums and strong gasoline crack spreads.

Advanced Polymer Solutions Segment
Overview—EBITDA decreased in the first quarter of 2023 relative to the fourth quarter of 2022 and the first quarter of 2022 primarily due to the recognition of a non-cash goodwill impairment charge in the first quarter of 2023. See Note 12 to our Consolidated Financial Statements for additional information.
The following table sets forth selected financial information for the APS segment including Income from equity investments, which is a component of EBITDA:

	Three Months Ended
	March 31,	December 31,	March 31,
Millions of dollars	2023	2022	2022
Sales and other operating revenues	$997	$901	$1,136
Loss from equity investments	(1)	—	—
EBITDA	(226)	(26)	71

Revenue—Revenues increased by $96 million, or 11%, in the first quarter of 2023 compared to the fourth quarter of 2022 and decreased by $139 million, or 12%, in the first quarter of 2023 compared to the first quarter of 2022.
First quarter of 2023 versus fourth quarter of 2022—Sales volumes increased resulting in a 10% increase in revenue stemming from higher demand. Foreign exchange impacts resulted in a revenue increase of 2%. Average sales price decreased resulting in a 1% decrease in revenue.
First quarter of 2023 versus first quarter of 2022—Sales volumes decreased resulting in a 5% decrease in revenue stemming from lower demand. Average sales price decreased resulting in a 5% decrease in revenue. Unfavorable foreign exchange impacts resulted in a revenue decrease of 2%.
EBITDA—EBITDA decreased by $200 million in the first quarter of 2023 compared to the fourth quarter of 2022 and by $297 million in the first quarter of 2023 compared to the first quarter of 2022.
During the first quarter of 2023 we recognized a non-cash goodwill impairment charge of $252 million after the effect of moving our Catalloy and polybutene-1 products from our APS segment and reintegrating into our O&P-Americas and O&P-EAI segments. See Note 12 to our Consolidated Financial Statements for additional information.
First quarter of 2023 versus fourth quarter of 2022—Margins in the first quarter of 2023 improved compared to the fourth quarter of 2022, due to higher sales prices resulting in an EBITDA improvement of 100%. During the fourth quarter of 2022 we recognized a $21 million LIFO inventory valuation charge. The absence of a similar charge in the first quarter of 2023 resulted in an 81% increase in EBITDA compared to the fourth quarter of 2022. The remaining change was primarily due to the recognition of the non-cash goodwill impairment charge in the first quarter of 2023, discussed above.
First quarter of 2023 versus first quarter of 2022— Margins in the first quarter of 2023 decreased compared to the first quarter of 2022, primarily due to higher production and raw material costs resulting a 31% decrease in EBITDA. Lower volumes resulted in a 24% decrease in EBITDA as a result of a decrease in demand. The remaining change was primarily due to the recognition of the non-cash goodwill impairment charge in the first quarter of 2023, discussed above.

Refining Segment
Overview—EBITDA remained relatively unchanged in the first quarter of 2023 relative to the fourth quarter of 2022 primarily due to the absence of a LIFO inventory valuation benefit recognized in the fourth quarter of 2022 offset by higher margins. EBITDA increased in the first quarter of 2023 compared to the first quarter of 2022 due to higher margins.

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

	Three Months Ended
	March 31,	December 31,	March 31,
Millions of dollars	2023	2022	2022
Sales and other operating revenues	$2,190	$2,633	$2,720
EBITDA	246	249	148

Thousands of barrels per day
Heavy crude oil processing rates	226	229	255

Market margins, dollars per barrel
Brent - 2-1-1	$29.44	$31.11	$22.31
Brent - Maya differential	19.39	17.01	8.51
Total Maya 2-1-1	$48.83	$48.12	$30.82

Revenue—Revenues decreased by $443 million, or 17%, in the first quarter of 2023 compared to the fourth quarter of 2022 and by $530 million, or 19%, in the first quarter of 2023 compared to the first quarter of 2022.

First quarter of 2023 versus fourth quarter of 2022—Sales volumes declined resulting in a 10% decrease in revenue due to unplanned downtime. Lower product prices led to a revenue decrease of 7% due to an average Brent crude oil price decrease of approximately $6.38 per barrel.

First quarter of 2023 versus first quarter of 2022—Sales volumes decreased resulting in a 14% decrease in revenue due to unplanned downtime. Lower product prices led to a revenue decrease of 5% due to an average Brent crude oil price decrease of approximately $15.16 per barrel.

EBITDA—EBITDA decreased by $3 million, or 1%, in the first quarter of 2023 compared to the fourth quarter of 2022 and increased by $98 million, or 66%, in the first quarter of 2023 compared to the first quarter of 2022.

First quarter of 2023 versus fourth quarter of 2022—During the fourth quarter of 2022 we recognized a LIFO inventory benefit of $40 million. The absence of a similar benefit in the first quarter of 2023 resulted in a 16% decrease in EBITDA. Lower volumes as a result of unplanned downtime resulted in a 6% decrease in EBITDA. Increased margins primarily driven by higher by-product crack spreads resulted in a 19% increase in EBITDA.

First quarter of 2023 versus first quarter of 2022—Margin improvement drove a 135% increase in EBITDA primarily due to an increase in the Maya 2-1-1 market margin. EBITDA decreased 22% as a result of a decrease in volumes driven by unplanned downtime. Additionally, higher costs incurred related to our planned exit from the refining business in the first quarter of 2023 resulted in a 47% decrease in EBITDA compared to the first quarter of 2022. See Note 12 to the Consolidated Financial Statements for additional information regarding our planned exit of the refining business.

Technology Segment
Overview—EBITDA increased in the first quarter of 2023 compared to the fourth quarter of 2022 primarily due to the absence of a LIFO inventory valuation charge recognized in the fourth quarter of 2022. EBITDA decreased in the first quarter of 2023 relative to the first quarter of 2022 primarily driven by lower catalyst volumes.
The following table sets forth selected financial information for the Technology segment:

	Three Months Ended
	March 31,	December 31,	March 31,
Millions of dollars	2023	2022	2022
Sales and other operating revenues	$139	$145	$181
EBITDA	73	59	103

Revenue—Revenues decreased by $6 million, or 4%, in the first quarter of 2023 compared to the fourth quarter of 2022 and by $42 million, or 23%, in the first quarter of 2023 compared to the first quarter of 2022.

First quarter of 2023 versus fourth quarter of 2022— Licensing revenues decreased by 7% as fewer contracts reached significant milestones during the quarter. Changes in average catalyst sales price resulted in a revenue decrease of 2%. A favorable foreign exchange impact increased revenue by 5%.

First quarter of 2023 versus first quarter of 2022— Lower catalyst volumes resulted in a 18% decrease in revenue primarily driven by weaker demand. Changes in average catalyst sales price resulted in a 2% decrease in revenue. Unfavorable foreign exchange impacts resulted in a 2% decrease in revenue. Lower licensing revenues resulting from fewer contracts reaching significant milestones drove a 1% decrease in revenue.

EBITDA—EBITDA increased by $14 million, or 24%, in the first quarter of 2023 compared to the fourth quarter of 2022 and decreased by $30 million, or 29%, in the first quarter of 2023 compared to the first quarter of 2022.

First quarter of 2023 versus fourth quarter of 2022—Higher catalyst margins and favorable foreign exchange impacts resulted in a 12% and 10% increase in EBITDA, respectively, compared to the fourth quarter of 2022. Lower licensing revenues resulting from fewer contracts reaching significant milestones led to a 20% decrease in EBITDA. The remaining change was due to the fourth quarter of 2022 LIFO inventory valuation charge.
First quarter of 2023 versus first quarter of 2022— Lower catalyst volumes driven by lower demand resulted in an EBITDA decrease of 26%. Unfavorable foreign exchange impacts resulted in an EBITDA decrease of 3%.

FINANCIAL CONDITION
Operating, investing and financing activities of continuing operations, which are discussed below, are presented in the following table:

	Three Months Ended March 31,
Millions of dollars	2023	2022
Cash provided by (used in):
Operating activities	$482	$1,502
Investing activities	(371)	(456)
Financing activities	(477)	(713)
Operating Activities—Cash provided by operating activities of $482 million in the first quarter of 2023 primarily reflected earnings adjusted for non-cash items and by the main components of working capital—Accounts receivable, Inventories, and Accounts payable.
In the first quarter of 2023, the main components of working capital used $558 million of cash driven primarily by increases in Accounts receivable and Inventories. The increase in Accounts receivable was primarily driven by higher volumes and average sales prices in our O&P-EAI, I&D and APS segments. The increase in Inventories was primarily due to inventory build associated with the timing of the start-up of our PO/TBA plant in Houston, TX as well as planned and unplanned outages.
Cash provided by operating activities of $1,502 million in the first quarter of 2022 primarily reflected earnings adjusted for non-cash items and cash used by the main components of working capital.
In the first quarter of 2022, the main components of working capital used $22 million of cash driven primarily by an increase in Inventories and Accounts receivable, partially offset by an increase in Accounts payable. The increase in Inventories was primarily due to an increase in raw material costs coupled with an increase in inventory in anticipation of turnaround activity in the I&D segment. The increase in Accounts receivable was driven by higher revenues across several of our businesses primarily driven by higher volumes and higher average sales prices. The increase in Accounts payable was primarily driven by increases in our Refining and O&P-Americas segments as a result of increased raw material and energy costs.
Investing Activities—Capital expenditures in the first quarter of 2023 totaled $352 million compared to $446 million in the first quarter of 2022. Approximately 45% and 40% of our capital expenditures in the first quarter of 2023 and 2022, respectively, was for profit-generating growth projects, primarily our PO/TBA plant, with the remaining expenditures supporting sustaining maintenance. See Note 12 to the Consolidated Financial Statements for additional information regarding capital expenditures by segment.
Financing Activities—We made dividend payments totaling $389 million and $371 million in the first quarter of 2023 and 2022, respectively. Additionally, in the first quarter of 2023 and 2022, we made payments of $70 million and $217 million to repurchase outstanding ordinary shares, respectively.
In the first quarter of 2022, we made net repayments of $169 million related to the issuance and repurchase of commercial paper instruments under our commercial paper program.
In the first quarter of 2022, we received a return of collateral of $51 million, related to the positions held with our counterparties for certain forward-starting interest rate swaps.

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
As part of our overall capital allocation strategy, we plan to provide returns to shareholders in the form of dividends and share repurchases. Barring any significant or unforeseen business challenges, mergers or acquisitions, over the long-term, we are targeting shareholder returns of 70% of free cash flow, defined as net cash provided by operating activities less capital expenditures. We intend to continue to declare and pay quarterly dividends, with the goal of increasing the dividend over time, after giving consideration to our cash balances and expected results from operations. Our focus on funding our dividends while remaining committed to a strong investment grade balance sheet continues to be the foundation of our capital allocation strategy.
Cash and Liquid Investments
As of March 31, 2023, we had Cash and cash equivalents totaling $1,790 million, which includes $734 million in jurisdictions outside of the U.S., the majority of which is held within the European Union and the United Kingdom. There are currently no legal or economic restrictions that would materially impede our transfers of cash.
Credit Arrangements
At March 31, 2023, we had total debt, including current maturities, of $11,376 million. Additionally, we had $198 million of outstanding letters of credit, bank guarantees and surety bonds issued under uncommitted credit facilities to support trade payables and other obligations.
We had total unused availability under our credit facilities of $3,950 million at March 31, 2023, which included the following:
•$3,050 million under our $3,250 million Senior Revolving Credit Facility, which backs our $2,500 million commercial paper program. Availability under this facility is net of outstanding borrowings, outstanding letters of credit provided under the facility and notes issued under our commercial paper program. At March 31, 2023, we had $200 million of outstanding commercial paper, net of discount, and no borrowings or letters of credit outstanding under this facility; and
•$900 million under our $900 million U.S. Receivables Facility. Availability under this facility is subject to a borrowing base of eligible receivables, which is reduced by outstanding borrowings and letters of credit, if any. At March 31, 2023, we had no borrowings or letters of credit outstanding under this facility.
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

Share Repurchases
In May 2022, our shareholders approved a proposal to authorize us to repurchase up to 34.0 million ordinary shares, through November 27, 2023, which superseded any prior repurchase authorizations. Our share repurchase authorization does not have a stated dollar amount, and purchases may be made through open market purchases, private market transactions or other structured transactions. Repurchased shares could be retired or used for general corporate purposes, including for various employee benefit and compensation plans. The maximum number of shares that may yet be purchased is not necessarily an indication of the number of shares that will ultimately be purchased. In the first quarter of 2023, we purchased approximately 0.8 million shares under our share repurchase authorizations for $74 million.
As of April 26, 2023, we had approximately 30.7 million shares remaining under the current authorization. The timing and amounts of additional shares repurchased, if any, will be determined based on our evaluation of market conditions and other factors, including any additional authorizations approved by our shareholders. For additional information related to our share repurchase authorizations, see Note 10 to the Consolidated Financial Statements.
CURRENT BUSINESS OUTLOOK
In the near-term, we expect typical seasonal trends to drive modest improvement in global demand. Increased summer demand for transportation fuels should provide support for oxyfuels and refining margins. Delays in the start of North American polyethylene capacity additions across the industry are expected to reduce new market supply and support polyethylene margins. During the second quarter, we expect to operate our I&D segment assets at 80% and modestly increase our O&P-Americas and O&P-EAI operating rates to approximately 85%. We remain watchful for the effects of changes in global monetary policies and improving economic conditions in China on petrochemical markets during the second half of 2023.
In March 2023, we launched a new strategy which is focused on growing sustainable value and encompasses three key elements which include growing and upgrading our core businesses, building a profitable circular and low carbon solutions business and stepping up performance and culture.
CRITICAL ACCOUNTING POLICIES
Goodwill Impairment—We evaluate the recoverability of the carrying value of goodwill annually or more frequently if events or changes in circumstances indicate that the carrying amount of the goodwill of a reporting unit may not be fully recoverable.
Effective January 1, 2023, our Catalloy and polybutene-1 products were moved from our APS segment and reintegrated into our O&P-Americas and O&P-EAI segments. When moved, a portion of the APS reporting unit’s goodwill was allocated to the O&P-Americas and O&P-EAI segments based on the product’s relative fair values compared to the reportable segment.
In the first quarter of 2023, we evaluated goodwill for impairment immediately before and after the transfer of these products. Our evaluation resulted in the recognition of a non-cash goodwill impairment of $252 million recognized in our APS segment. Refer to Note 12 to our Consolidated Financial Statements.
Fair values were determined utilizing a discounted cash flow method under the income approach and assumptions including management’s view on long-term growth rates in our industry, discount rates and other assumptions based on a market participant perspective, which are inherently subjective. Discount rates utilized in our cash flow model were based on a variety of factors, including market and economic conditions, the risk and nature of the cash flows and the rate of return required by market participants. We believe our fair value estimates of projected financial information are reasonable and consistent with those used in our planning, capital investment and business performance reviews. However, actual results may differ from these projections.
An estimate of the sensitivity to net income resulting from impairment calculations is not practicable, given the numerous assumptions, including pricing, volumes and discount rates, which could materially affect our estimates. That is, unfavorable adjustments to some of the above listed assumptions may be offset by favorable adjustments in other assumptions.

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
Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market and regulatory risks is described in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2022. Our exposure to such risks has not changed materially in the three months ended March 31, 2023.

Item 4.    CONTROLS AND PROCEDURES
As of March 31, 2023, with the participation of our management, our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial and accounting officer) carried out an evaluation, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Act”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023.
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
In February 2020, the State of Texas filed suit against Houston Refining, LP, a subsidiary of LyondellBasell, in Travis County District Court seeking civil penalties and injunctive relief for violations of the Texas Clean Air Act related to several emission events. In July 2020, Harris County, Texas petitioned to intervene in the lawsuit and the State added additional claims to its petition relating to self-reported deviations of Houston Refining’s air operating permit. We are currently engaged in settlement discussions with the State to resolve this matter, and reasonably believe resolution of this matter will result in a payment of a penalty in excess of $300,000.
On July 27, 2021, approximately 160,000 pounds of liquid process material containing primarily acetic acid was released from a reactor at the La Porte acetic acid unit. In October 2021, the Texas Commission on Environmental Quality (“TCEQ”) issued a Notice of Enforcement for the incident. In November 2021, the State of Texas filed a petition on behalf of the TCEQ seeking injunctive relief and civil penalties for unauthorized air pollution and regulatory nuisance related to the incident. As of April 17, 2023, we have agreed in principle with the State of Texas to resolve this matter with a civil penalty of $1.1 million; an agreed final judgment is being prepared to be lodged for public comment and entered by the court.

Additional information about our environmental proceedings can be found in Part I, Item 3 of our 2022 Annual Report on Form 10-K, which is incorporated into this Item 1 by reference.
Item 1A.    RISK FACTORS
There have been no material changes to the risk factors associated with our business previously disclosed in “Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2022.
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Authorizations	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Authorizations
January 1 - January 31	—	$—	—	31,740,731
February 1 - February 28	—	$—	—	31,740,731
March 1 - March 31	846,500	$87.28	846,500	30,894,231
Total	846,500	$87.28	846,500	30,894,231
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

LYONDELLBASELL INDUSTRIES N.V.

Date:	April 28, 2023
/s/ Chukwuemeka A. Oyolu
Chukwuemeka A. Oyolu
Senior Vice President,
Chief Accounting Officer and Investor Relations
(Principal Accounting Officer)