Form 10-Q
period 2023-06-30
LyondellBasell Industries N.V.
filed 2023-08-04
CIK 1489393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 324,197,207 ordinary shares, €0.04 par value, outstanding at August 2, 2023 (excluding 16,225,291 treasury shares).

LYONDELLBASELL INDUSTRIES N.V.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars, except earnings per share	2023	2022	2023	2022
Sales and other operating revenues:
Trade	$10,149	$14,559	$20,225	$27,399
Related parties	157	279	328	596
	10,306	14,838	20,553	27,995
Operating costs and expenses:
Cost of sales	8,868	12,267	17,732	23,403
Impairments	—	69	252	69
Selling, general and administrative expenses	395	329	780	657
Research and development expenses	32	32	65	64
	9,295	12,697	18,829	24,193
Operating income	1,011	2,141	1,724	3,802
Interest expense	(115)	(58)	(231)	(132)
Interest income	28	4	51	6
Other expense, net	(7)	(86)	(2)	(67)
Income from continuing operations before equity investments and income taxes	917	2,001	1,542	3,609
(Loss) income from equity investments	(12)	22	5	51
Income from continuing operations before income taxes	905	2,023	1,547	3,660
Provision for income taxes	188	378	355	694
Income from continuing operations	717	1,645	1,192	2,966
Loss from discontinued operations, net of tax	(2)	(1)	(3)	(2)
Net income	715	1,644	1,189	2,964
Dividends on redeemable non-controlling interests	(1)	(1)	(3)	(3)
Net income attributable to the Company shareholders	$714	$1,643	$1,186	$2,961

Earnings per share:
Net income (loss) attributable to the Company shareholders —
Basic
Continuing operations	$2.19	$5.00	$3.64	$9.01
Discontinued operations	(0.01)	—	(0.01)	(0.01)
	$2.18	$5.00	$3.63	$9.00
Diluted
Continuing operations	$2.19	$4.98	$3.63	$8.99
Discontinued operations	(0.01)	—	(0.01)	(0.01)
	$2.18	$4.98	$3.62	$8.98
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2023	2022	2023	2022
Net income	$715	$1,644	$1,189	$2,964
Other comprehensive income (loss), net of tax –
Financial derivatives	3	102	7	190
Defined benefit pension and other postretirement benefit plans	2	78	4	83
Foreign currency translations	(31)	(161)	28	(186)
Total other comprehensive (loss) income, net of tax	(26)	19	39	87
Comprehensive income	689	1,663	1,228	3,051
Dividends on redeemable non-controlling interests	(1)	(1)	(3)	(3)
Comprehensive income attributable to the Company shareholders	$688	$1,662	$1,225	$3,048
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED BALANCE SHEETS

Millions of dollars	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$2,468	$2,151
Restricted cash	26	5
Accounts receivable:
Trade, net	3,638	3,392
Related parties	173	201
Inventories	5,195	4,804
Prepaid expenses and other current assets	1,193	1,292
Total current assets	12,693	11,845
Operating lease assets	1,564	1,725
Property, plant and equipment	24,483	23,724
Less: Accumulated depreciation	(9,075)	(8,337)
Property, plant and equipment, net	15,408	15,387
Equity investments	4,152	4,295
Goodwill	1,610	1,827
Intangible assets, net	633	662
Other assets	623	624
Total assets	$36,683	$36,365
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED BALANCE SHEETS

Millions of dollars, except shares and par value data	June 30, 2023	December 31, 2022
LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY
Current liabilities:
Current maturities of long-term debt	$1,206	$432
Short-term debt	130	349
Accounts payable:
Trade	3,024	3,106
Related parties	493	477
Accrued liabilities	2,164	2,396
Total current liabilities	7,017	6,760
Long-term debt	10,276	10,540
Operating lease liabilities	1,437	1,510
Other liabilities	1,989	1,954
Deferred income taxes	2,905	2,858
Commitments and contingencies
Redeemable non-controlling interests	114	114
Shareholders’ equity:
Ordinary shares, €0.04 par value, 1,275 million shares authorized, 324,516,083 and 325,723,567 shares outstanding, respectively	19	19
Additional paid-in capital	6,111	6,119
Retained earnings	9,580	9,195
Accumulated other comprehensive loss	(1,333)	(1,372)
Treasury stock, at cost, 15,906,415 and 14,698,931 ordinary shares, respectively	(1,446)	(1,346)
Total Company share of shareholders’ equity	12,931	12,615
Non-controlling interests	14	14
Total equity	12,945	12,629
Total liabilities, redeemable non-controlling interests and equity	$36,683	$36,365
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
Millions of dollars	2023	2022
Cash flows from operating activities:
Net income	$1,189	$2,964
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	787	615
Impairments	252	69
Amortization of debt-related costs	4	8
Share-based compensation	48	37
Equity investments—
Equity income	(5)	(51)
Distributions of earnings, net of tax	50	184
Deferred income tax provision	19	68
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(192)	(829)
Inventories	(349)	(415)
Accounts payable	(64)	750
Other, net	33	(299)
Net cash provided by operating activities	1,772	3,101
Cash flows from investing activities:
Expenditures for property, plant and equipment	(653)	(978)
Proceeds from equity securities	—	8
Other, net	(89)	(64)
Net cash used in investing activities	(742)	(1,034)
Cash flows from financing activities:
Repurchases of Company ordinary shares	(170)	(262)
Dividends paid - common stock	(797)	(2,464)
Issuance of long-term debt	500	—
Payments of debt issuance costs	(5)	—
Net (repayments of) proceeds from commercial paper	(200)	105
Collateral received from interest rate derivatives	—	217
Other, net	(29)	12
Net cash used in financing activities	(701)	(2,392)
Effect of exchange rate changes on cash	9	(86)
Increase (decrease) in cash and cash equivalents and restricted cash	338	(411)
Cash and cash equivalents and restricted cash at beginning of period	2,156	1,477
Cash and cash equivalents and restricted cash at end of period	$2,494	$1,066
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Company Share of Shareholders’ Equity	Non- Controlling Interests
Millions of dollars	Issued	Treasury
Balance, March 31, 2023	$19	$(1,360)	$6,092	$9,277	$(1,307)	$12,721	$14
Net income	—	—	—	715	—	715	—
Other comprehensive loss	—	—	—	—	(26)	(26)	—
Share-based compensation	—	13	19	(3)	—	29	—
Dividends - common stock ($1.25 per share)	—	—	—	(408)	—	(408)	—
Dividends - redeemable non-controlling interests ($15.00 per share)	—	—	—	(1)	—	(1)	—
Repurchases of Company ordinary shares	—	(99)	—	—	—	(99)	—
Balance, June 30, 2023	$19	$(1,446)	$6,111	$9,580	$(1,333)	$12,931	$14

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Company Share of Shareholders’ Equity	Non- Controlling Interests
Millions of dollars	Issued	Treasury
Balance, March 31, 2022	$19	$(1,156)	$6,056	$9,514	$(1,735)	$12,698	$14
Net income	—	—	—	1,644	—	1,644	—
Other comprehensive income	—	—	—	—	19	19	—
Share-based compensation	—	10	21	(14)	—	17	—
Dividends - common stock ($1.19 per share)	—	—	—	(389)	—	(389)	—
Special dividends - common stock ($5.20 per share)	—	—	—	(1,704)	—	(1,704)	—
Dividends - redeemable non-controlling interests ($15.00 per share)	—	—	—	(1)	—	(1)	—
Repurchases of Company ordinary shares	—	(54)	—	—	—	(54)	—
Balance, June 30, 2022	$19	$(1,200)	$6,077	$9,050	$(1,716)	$12,230	$14

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Company Share of Shareholders’ Equity	Non- Controlling Interests
Millions of dollars	Issued	Treasury
Balance, December 31, 2022	$19	$(1,346)	$6,119	$9,195	$(1,372)	$12,615	$14
Net income	—	—	—	1,189	—	1,189	—
Other comprehensive income	—	—	—	—	39	39	—
Share-based compensation	—	73	(8)	(4)	—	61	—
Dividends - common stock ($2.44 per share)	—	—	—	(797)	—	(797)	—
Dividends - redeemable non-controlling interests ($30.00 per share)	—	—	—	(3)	—	(3)	—
Repurchases of Company ordinary shares	—	(173)	—	—	—	(173)	—
Balance, June 30, 2023	$19	$(1,446)	$6,111	$9,580	$(1,333)	$12,931	$14

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Company Share of Shareholders’ Equity	Non- Controlling Interests
Millions of dollars	Issued	Treasury
Balance, December 31, 2021	$19	$(965)	$6,044	$8,563	$(1,803)	$11,858	$14
Net income	—	—	—	2,964	—	2,964	—
Other comprehensive income	—	—	—	—	87	87	—
Share-based compensation	—	21	33	(10)	—	44	—
Dividends - common stock ($2.32 per share)	—	—	—	(760)	—	(760)	—
Special dividends - common stock ($5.20 per share)	—	—	—	(1,704)	—	(1,704)	—
Dividends - redeemable non-controlling interests ($30.00 per share)	—	—	—	(3)	—	(3)	—
Repurchases of Company ordinary shares	—	(256)	—	—	—	(256)	—
Balance, June 30, 2022	$19	$(1,200)	$6,077	$9,050	$(1,716)	$12,230	$14
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
Effective January 1, 2023, our Catalloy and polybutene-1 businesses were moved from our Advanced Polymer Solutions segment and reintegrated into our Olefins and Polyolefins-Americas and Olefins and Polyolefins-Europe, Asia, International segments. This move allows the Advanced Polymer Solutions team to focus on our compounding and solutions business, and to develop a more agile operating model with meaningful regional and segment growth strategies. Segment information provided throughout the report has been revised for all periods presented to reflect these changes.
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
Accounting Guidance Issued But Not Adopted as of June 30, 2023
Fair Value Measurement—In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The guidance clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security because it is a characteristic of the entity holding the equity security rather than a characteristic of the security and is not considered in measuring its fair value. The guidance is effective prospectively for the year ending December 31, 2024, including the interim periods, with the impact of adoption reflected in earnings. Early adoption is permitted. The adoption of this guidance will not have a material impact on our Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

3.    Revenues
Contract Balances—Contract liabilities were $185 million and $167 million at June 30, 2023 and December 31, 2022, respectively. Revenue recognized in each reporting period that was included in the contract liability balance at the beginning of the period was immaterial.
Disaggregation of Revenues—Effective January 1, 2023, our Catalloy and polybutene-1 businesses were moved from our Advanced Polymer Solutions segment and reintegrated into our Olefins and Polyolefins-Americas and Olefins and Polyolefins-Europe, Asia, International segments. See Note 12 for additional detail regarding the change in segments. Consistent with this change, we have updated the disclosure of revenue disaggregated by key products for all periods presented.
The following table presents our revenues disaggregated by key products:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2023	2022	2023	2022
Sales and other operating revenues:
Olefins and co-products	$907	$1,397	$1,790	$2,554
Polyethylene	1,920	2,749	3,936	5,456
Polypropylene	1,453	2,188	2,979	4,451
Propylene oxide and derivatives	538	931	1,179	1,816
Oxyfuels and related products	1,302	1,553	2,535	2,807
Intermediate chemicals	766	1,201	1,512	2,311
Compounding and solutions	956	1,113	1,951	2,248
Refined products	2,293	3,503	4,350	5,961
Other	171	203	321	391
Total	$10,306	$14,838	$20,553	$27,995
The following table presents our revenues disaggregated by geography, based upon the location of the customer:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2023	2022	2023	2022
Sales and other operating revenues:
United States	$5,032	$7,425	$9,884	$13,499
Germany	619	1,075	1,405	2,070
China	533	686	1,047	1,342
Mexico	389	598	819	1,040
Japan	426	461	791	884
Italy	346	521	722	1,039
France	272	446	566	833
The Netherlands	240	344	473	734
Poland	223	374	462	769
Other	2,226	2,908	4,384	5,785
Total	$10,306	$14,838	$20,553	$27,995

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

4.    Accounts Receivable
Our accounts receivable are reflected in the Consolidated Balance Sheets, net of allowance for credit losses of $6 million as of June 30, 2023 and December 31, 2022.

5.    Inventories
Inventories consisted of the following components:

Millions of dollars	June 30, 2023	December 31, 2022
Finished goods	$3,444	$3,027
Work-in-process	217	227
Raw materials and supplies	1,534	1,550
Total inventories	$5,195	$4,804

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

6.    Debt
Long-term loans, notes and other debt, net of unamortized discount and debt issuance cost, consisted of the following:

Millions of dollars	June 30, 2023	December 31, 2022
Senior Notes due 2024, $1,000 million, 5.75% ($1 million of debt issuance cost)	$774	$774
Senior Notes due 2055, $1,000 million, 4.625% ($15 million of discount; $11 million of debt issuance cost)	974	974
Guaranteed Notes due 2027, $300 million, 8.1%	300	300
Issued by LYB International Finance B.V.:
Guaranteed Notes due 2023, $750 million, 4.0%	425	424
Guaranteed Notes due 2043, $750 million, 5.25% ($19 million of discount; $6 million of debt issuance cost)	725	725
Guaranteed Notes due 2044, $1,000 million, 4.875% ($10 million of discount; $8 million of debt issuance cost)	982	982
Issued by LYB International Finance II B.V.:
Guaranteed Notes due 2026, €500 million, 0.875% ($1 million of discount; $2 million of debt issuance cost)	528	518
Guaranteed Notes due 2027, $1,000 million, 3.5% ($2 million of discount; $2 million of debt issuance cost)	584	587
Guaranteed Notes due 2031, €500 million, 1.625% ($4 million of discount; $3 million of debt issuance cost)	526	516
Issued by LYB International Finance III LLC:
Guaranteed Notes due 2025, $500 million, 1.25% ($1 million of discount; $2 million of debt issuance cost)	476	475
Guaranteed Notes due 2030, $500 million, 3.375% ($1 million of debt issuance cost)	120	120
Guaranteed Notes due 2030, $500 million, 2.25% ($3 million of discount; $3 million of debt issuance cost)	471	469
Guaranteed Notes due 2033, $500 million, 5.625% ($5 million of debt issuance cost)	495	—
Guaranteed Notes due 2040, $750 million, 3.375% ($2 million of discount; $7 million of debt issuance cost)	741	741
Guaranteed Notes due 2049, $1,000 million, 4.2% ($14 million of discount; $10 million of debt issuance cost)	976	976
Guaranteed Notes due 2050, $1,000 million, 4.2% ($6 million of discount; $10 million of debt issuance cost)	972	971
Guaranteed Notes due 2051, $1,000 million, 3.625% ($2 million of discount; $11 million of debt issuance cost)	895	897
Guaranteed Notes due 2060, $500 million, 3.8% ($4 million of discount; $6 million of debt issuance cost)	480	481
Other	38	42
Total	11,482	10,972
Less current maturities	(1,206)	(432)
Long-term debt	$10,276	$10,540

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Fair value hedging adjustments associated with the fair value hedge accounting of our fixed-for-floating interest rate swaps for the applicable periods are as follows:

	Gains (Losses)				Cumulative Fair Value Hedging Adjustments Included in Carrying Amount of Debt
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
Millions of dollars	2023	2022	2023	2022	2023	2022
Guaranteed Notes due 2025, 1.25%	$1	$1	$(1)	$8	$13	$14
Guaranteed Notes due 2026, 0.875%	—	3	(1)	7	12	13
Guaranteed Notes due 2027, 3.5%	6	10	3	29	3	—
Guaranteed Notes due 2030, 3.375%	4	6	—	16	21	21
Guaranteed Notes due 2030, 2.25%	2	6	(1)	16	23	24
Guaranteed Notes due 2031, 1.625%	1	3	(1)	3	10	11
Guaranteed Notes due 2050, 4.2%	1	2	(1)	7	12	13
Guaranteed Notes due 2051, 3.625%	19	24	2	53	92	90
Guaranteed Notes due 2060, 3.8%	4	2	1	2	10	9
Total	$38	$57	$1	$141	$196	$195
Fair value adjustments are recognized in Interest expense in the Consolidated Statements of Income.
Short-term loans, notes and other debt consisted of the following:

Millions of dollars	June 30, 2023	December 31, 2022
U.S. Receivables Facility	$—	$—
Commercial paper	—	200
Precious metal financings	130	131
Other	—	18
Total Short-term debt	$130	$349
Long-Term Debt
Senior Revolving Credit Facility—Our $3,250 million senior unsecured revolving credit facility (the “Senior Revolving Credit Facility”), which expires in November 2026, may be used for dollar and euro denominated borrowings. The facility has a $200 million sub-limit for dollar and euro denominated letters of credit, a $1,000 million uncommitted accordion feature and supports our commercial paper program. In May 2023, we amended our Senior Revolving Credit Facility to update the interest rate benchmark to reference the secured overnight financing rate (“SOFR”) rather than the London Interbank Offered Rate (“LIBOR”). Borrowings under the facility bear interest at either a base rate, SOFR or EURIBOR rate, plus an applicable margin. Additional fees are incurred for the average daily unused commitments. At June 30, 2023, we had no borrowings or letters of credit outstanding and $3,250 million of unused availability under this facility.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Guaranteed Notes due 2033—In May 2023, LYB International Finance III, LLC (“LYB Finance III”), a wholly owned finance subsidiary of LyondellBasell Industries N.V., as defined in Rule 13-01 of Regulation S-X, issued $500 million of 5.625% guaranteed notes due 2033 (the “2033 Notes”) at a discounted price of 99.895%. Net proceeds from the sale of the notes totaled $495 million, after deducting underwriting discounts and offering expenses.
The 2033 Notes are the first green financing instruments we have issued related to our green financing framework. Net proceeds from the sale of the 2033 Notes will be used to finance or refinance, in whole or in part, new or existing eligible green projects in the areas of circular economy, renewable energy, pollution prevention and control, and energy efficiency. Pending the full allocation of the net proceeds, any portion that has not been allocated to eligible green projects will be managed in accordance with our normal liquidity management practices.
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
The indenture governing these notes contains limited covenants, including those restricting our ability, and the ability of our subsidiaries, to incur indebtedness secured by significant property or by capital stock of subsidiaries that own significant property, enter into certain sale and lease-back transactions with respect to any significant property or enter into consolidations, mergers or sales of all or substantially all of our assets.
The 2033 Notes may be redeemed at any time in whole, or from time to time in part, prior to the scheduled maturity date, at a redemption price equal to the greater of (i) the sum of the present values of the remaining scheduled payments of principal and interest (discounted at the treasury rate plus the applicable basis points) less interest accrued on the notes to be redeemed, and (ii) 100% of the principal amount of the notes redeemed; plus, in either case, accrued and unpaid interest thereon to, but excluding, the redemption date. The 2033 Notes may also be redeemed at any time, on or after the date that is three months prior to the scheduled maturity date of the notes at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest thereon to, but excluding, the redemption date. The notes are also redeemable upon certain tax events.
Guaranteed Notes due 2023—In July 2023, we repaid the $425 million remaining of outstanding principal on our 4.0% guaranteed notes due 2023.
Short-Term Debt
U.S. Receivables Facility—Our U.S. Receivables Facility, which expires in June 2024, has a purchase limit of $900 million in addition to a $300 million uncommitted accordion feature. This facility provides liquidity through the sale or contribution of trade receivables by certain of our U.S. subsidiaries to a wholly owned, bankruptcy-remote subsidiary on an ongoing basis and without recourse. We pay variable interest rates on our secured borrowings. Additional fees are incurred for the average daily unused commitments. In May 2023, we amended our U.S. Receivables Facility to update the interest rate benchmark to reference SOFR rather than LIBOR. This facility also provides for the issuance of letters of credit up to $200 million. At June 30, 2023, we had no borrowings or letters of credit outstanding and $900 million unused availability under this facility.
Commercial Paper Program—We have a commercial paper program under which we may issue up to $2,500 million of privately placed, unsecured, short-term promissory notes (“commercial paper”). At June 30, 2023, we had no borrowings of outstanding commercial paper.
Weighted Average Interest Rate—At June 30, 2023 and December 31, 2022, our weighted average interest rates on outstanding Short-term debt were 2.5% and 3.7%, respectively.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Additional Information
Debt Compliance—As of June 30, 2023, we are in compliance with our debt covenants.
Supply Chain Finance Arrangements
We facilitate a voluntary supply chain finance program that provides suppliers, at their sole discretion, the opportunity to sell their receivables due from us to a participating financial intermediary in order to be paid earlier than our contracted payment terms. We are not a party to any agreement between our suppliers and the financial intermediary. When a supplier utilizes the program and receives an early payment from the financial intermediary, the supplier takes a discount on the invoice. We pay the financial intermediary the full amount of the invoice on the contractually agreed upon due date. The majority of the suppliers using the program are on 90-day payment terms. There is no economic impact to the Company from a supplier’s decision to take an early payment. No guarantees are provided by us or any of our subsidiaries under the program.
As of June 30, 2023 and December 31, 2022, Accounts payable-Trade included $57 million and $53 million, respectively, payable to suppliers who have elected to participate in the supply chain financing program.

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
Financial Instruments Measured at Fair Value on a Recurring Basis—The following table summarizes financial instruments outstanding for the periods presented that are measured at fair value on a recurring basis:

	June 30, 2023	December 31, 2022	Balance Sheet Classification
Millions of dollars	Fair Value	Fair Value

Assets–
Derivatives designated as hedges:
Commodities	$2	$—	Prepaid expenses and other current assets
Foreign currency	107	109	Prepaid expenses and other current assets
Foreign currency	103	133	Other assets
Interest rates	41	16	Prepaid expenses and other current assets
Interest rates	—	25	Other assets
Derivatives not designated as hedges:
Commodities	44	27	Prepaid expenses and other current assets
Commodities	1	—	Other assets
Foreign currency	2	—	Prepaid expenses and other current assets
Total	$300	$310

Liabilities–
Derivatives designated as hedges:
Commodities	$1	$14	Accrued liabilities
Commodities	5	—	Other liabilities
Foreign currency	25	15	Accrued liabilities
Foreign currency	19	8	Other liabilities
Interest rates	29	23	Accrued liabilities
Interest rates	226	229	Other liabilities
Derivatives not designated as hedges:
Commodities	5	11	Accrued liabilities
Commodities	2	3	Other liabilities
Foreign currency	13	6	Accrued liabilities
Total	$325	$309
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

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Financial Instruments Not Measured at Fair Value on a Recurring Basis—The following table presents the carrying value and estimated fair value of our Short-term precious metal financings and Long-term debt:

	June 30, 2023		December 31, 2022
Millions of dollars	Carrying Value	Fair Value	Carrying Value	Fair Value
Precious metal financings	$130	$99	$131	$113
Long-term debt	10,256	8,796	10,517	8,882
Total	$10,386	$8,895	$10,648	$8,995
The financial instruments in the table above are classified as Level 2. Our other financial instruments classified within Current assets and Current liabilities have a short maturity and their carrying value generally approximates fair value.
Derivative Instruments:
Commodity Prices—The following table presents the notional amounts of our outstanding commodity derivative instruments:

	June 30, 2023	December 31, 2022
Millions of units	Notional Amount	Notional Amount	Unit of Measure	Maturity Date
Derivatives designated as hedges:
Natural gas	62	5	MMBtu	2023 to 2026
Ethane	1	—	Bbl	2024
Power	1	—	MWhs	2024
Derivatives not designated as hedges:
Crude oil	—	2	Bbl	—
Refined products	6	2	Bbl	2023 to 2024
Precious metals	1	1	Troy Ounces	2023 to 2024
Interest Rates—The following table presents the notional amounts of our outstanding interest rate derivative instruments:

	June 30, 2023	December 31, 2022
Millions of dollars	Notional Amount	Notional Amount	Maturity Date
Cash flow hedges	$400	$400	2024
Fair value hedges	2,168	2,164	2025 to 2031

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Foreign Currency Rates—The following table presents the notional amounts of our outstanding foreign currency derivative instruments:

	June 30, 2023	December 31, 2022
Millions of dollars	Notional Amount	Notional Amount	Maturity Date
Net investment hedges	$3,352	$3,128	2023 to 2030
Cash flow hedges	1,150	1,150	2024 to 2027
Not designated	524	396	2023 to 2024
Impact on Earnings and Other Comprehensive Income—The following tables summarize the pre-tax effect of derivative instruments recorded in Accumulated other comprehensive loss (“AOCI”), the gains (losses) reclassified from AOCI to earnings and additional gains (losses) recognized directly in earnings:

	Effects of Financial Instruments
	Three Months Ended June 30,
	Balance Sheet				Income Statement
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified to Income from AOCI		Additional Gain (Loss) Recognized in Income		Income Statement
Millions of dollars	2023	2022	2023	2022	2023	2022	Classification
Derivatives designated as hedges:
Commodities	$(3)	$4	$—	$(21)	$—	$—	Cost of sales
Foreign currency	(8)	277	(6)	(77)	24	19	Interest expense
Interest rates	12	146	2	2	(53)	(50)	Interest expense
Derivatives not designated as hedges:
Commodities	—	—	—	—	(1)	46	Sales and other operating revenues
Commodities	—	—	—	—	—	8	Cost of sales
Foreign currency	—	—	—	—	(13)	(20)	Other expense, net
Total	$1	$427	$(4)	$(96)	$(43)	$3

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Effects of Financial Instruments
	Six Months Ended June 30,
	Balance Sheet				Income Statement
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified to Income from AOCI		Additional Gain (Loss) Recognized in Income		Income Statement
Millions of dollars	2023	2022	2023	2022	2023	2022	Classification
Derivatives designated as hedges:
Commodities	$(8)	$30	$19	$(32)	$—	$—	Cost of sales
Foreign currency	(63)	321	14	(102)	38	31	Interest expense
Interest rates	(2)	258	3	3	(30)	(127)	Interest expense
Derivatives not designated as hedges:
Commodities	—	—	—	—	(34)	82	Sales and other operating revenues
Commodities	—	—	—	—	27	11	Cost of sales
Foreign currency	—	—	—	—	(24)	(39)	Other expense, net
Total	$(73)	$609	$36	$(131)	$(23)	$(42)
As of June 30, 2023, on a pre-tax basis, $5 million is scheduled to be reclassified from Accumulated other comprehensive loss as an increase to Interest expense over the next twelve months.
Other Financial Instruments:
Cash and Cash Equivalents—At June 30, 2023 and December 31, 2022, we had marketable securities classified as Cash and cash equivalents of $1,630 million and $1,191 million, respectively.
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

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Our effective income tax rate for the second quarter of 2023 was 20.8% compared to 18.7% for the second quarter of 2022. The higher effective tax rate for the second quarter of 2023 is primarily attributable to an audit settlement during the second quarter of 2023 of 4.8%, coupled with fluctuations in uncertain tax positions of 1.7%. The increase was partially offset by a 4.2% decrease in our effective income tax rate due to the increased relative impact of exempt income due to decreased pretax income.
Our effective income tax rate for the first six months of 2023 was 22.9% compared to 19.0% for the first six months of 2022. The higher effective tax rate for the first six months of 2023 was primarily due to the first quarter 2023 goodwill impairment, for which there is no tax benefit, of 2.8%, an audit settlement during the second quarter 2023 of 2.4%, and fluctuations in uncertain tax positions of 1.2%. These increases were partially offset by a 2.7% decrease in our effective income tax rate due to the increased relative impact of exempt income due to decreased pretax income.
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
Environmental Remediation—Our accrued liability for future environmental remediation costs at current and former plant sites and other remediation sites totaled $123 million and $127 million as of June 30, 2023 and December 31, 2022, respectively. At June 30, 2023, the accrued liabilities for individual sites range from less than $1 million to $24 million. The remediation expenditures are expected to occur over a number of years and are not concentrated in any single year. In our opinion, it is reasonably possible that losses in excess of the liabilities recorded may have been incurred. However, we cannot estimate any amount or range of such possible additional losses. New information about sites, new technology or future developments, such as involvement in investigations by regulatory agencies, could require us to reassess our potential exposure related to environmental matters.

Indemnification—We are parties to various indemnification arrangements, including arrangements entered into in connection with acquisitions, divestitures and the formation and dissolution of joint ventures. Pursuant to these arrangements, we provide indemnification to and/or receive indemnification from other parties in connection with liabilities that may arise in connection with the transactions and in connection with activities prior to completion of the transactions. These indemnification arrangements typically include provisions pertaining to third-party claims relating to environmental and tax matters and various types of litigation. As of June 30, 2023, we had not accrued any significant amounts for our indemnification obligations, and we are not aware of other circumstances that would likely lead to significant future indemnification obligations. We cannot determine with certainty the potential amount of future payments under the indemnification arrangements until events arise that would trigger a liability under the arrangements.
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
10.    Shareholders’ Equity and Redeemable Non-controlling Interests
Shareholders’ Equity
Dividend Distributions—The following table summarizes the dividends paid in the periods presented:

Millions of dollars, except per share amounts	Dividend Per Ordinary Share	Aggregate Dividends Paid	Date of Record
March 2023 - Quarterly dividend	$1.19	$389	March 6, 2023
June 2023 - Quarterly dividend	1.25	408	May 30, 2023
	$2.44	$797
Share Repurchase Authorization—In May 2023, our shareholders approved a proposal to authorize us to repurchase up to 34.0 million ordinary shares, through November 19, 2024 (“2023 Share Repurchase Authorization”), which superseded any prior repurchase authorizations. The timing and amount of these repurchases, which are determined based on our evaluation of market conditions and other factors, may be executed from time to time through open market or privately negotiated transactions. The repurchased shares, which are recorded at cost, are classified as Treasury stock and may be retired or used for general corporate purposes, including for various employee benefit and compensation plans.
The following table summarizes our share repurchase activity for the periods presented:

Millions of dollars, except shares and per share amounts	Shares Repurchased	Average Purchase Price	Total Purchase Price, Including Commissions and Fees
For six months ended June 30, 2023:
2022 Share Repurchase Authorization	1,365,898	$88.98	$122
2023 Share Repurchase Authorization	576,044	89.34	51
	1,941,942	$89.09	$173

For six months ended June 30, 2022:
2021 Share Repurchase Authorization	2,111,538	$97.72	$206
2022 Share Repurchase Authorization	560,396	89.24	50
	2,671,934	$95.94	$256
Total cash paid for share repurchases for the six months ended June 30, 2023 and 2022 was $170 million and $262 million, respectively. Cash payments made during the reporting period may differ from the total purchase price, including commissions and fees, due to the timing of payments.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Ordinary Shares—The changes in the outstanding amounts of ordinary shares are as follows:

	Six Months Ended June 30,
	2023	2022
Ordinary shares outstanding:
Beginning balance	325,723,567	329,536,389
Share-based compensation	571,224	255,185
Employee stock purchase plan	163,234	125,010
Purchase of ordinary shares	(1,941,942)	(2,671,934)
Ending balance	324,516,083	327,244,650
Treasury Shares—The changes in the amounts of treasury shares held by the Company are as follows:

	Six Months Ended June 30,
	2023	2022
Ordinary shares held as treasury shares:
Beginning balance	14,698,931	10,675,605
Share-based compensation	(571,224)	(255,185)
Employee stock purchase plan	(163,234)	—
Purchase of ordinary shares	1,941,942	2,671,934
Ending balance	15,906,415	13,092,354
Accumulated Other Comprehensive Loss—The components of, and after-tax changes in, Accumulated other comprehensive loss as of and for the six months ended June 30, 2023 and 2022 are presented in the following tables:

Millions of dollars	Financial Derivatives	Defined Benefit Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustments	Total
Balance – December 31, 2022	$(146)	$(182)	$(1,044)	$(1,372)
Other comprehensive income (loss) before reclassifications	(28)	—	17	(11)
Tax benefit before reclassifications	8	—	11	19
Amounts reclassified from accumulated other comprehensive loss	36	5	—	41
Tax expense	(9)	(1)	—	(10)
Net other comprehensive income	7	4	28	39
Balance – June 30, 2023	$(139)	$(178)	$(1,016)	$(1,333)

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Millions of dollars	Financial Derivatives	Defined Benefit Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustments	Total
Balance – December 31, 2021	$(354)	$(528)	$(921)	$(1,803)
Other comprehensive income (loss) before reclassifications	372	—	(123)	249
Tax expense before reclassifications	(84)	—	(63)	(147)
Amounts reclassified from accumulated other comprehensive loss	(131)	109	—	(22)
Tax (expense) benefit	33	(26)	—	7
Net other comprehensive income (loss)	190	83	(186)	87
Balance – June 30, 2022	$(164)	$(445)	$(1,107)	$(1,716)
The amounts reclassified out of each component of Accumulated other comprehensive loss are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item on the Consolidated Statements of Income
Millions of dollars	2023	2022	2023	2022
Reclassification adjustments for:
Financial derivatives:
Commodities	$—	$(21)	$19	$(32)	Cost of sales
Foreign currency	(6)	(77)	14	(102)	Interest expense
Interest rates	2	2	3	3	Interest expense
Income tax (expense) benefit	1	25	(9)	33	Provision for income taxes
Financial derivatives, net of tax	(3)	(71)	27	(98)

Amortization of defined pension items:
Settlement loss	—	94	—	94	Other expense, net
Actuarial loss	1	6	3	13	Other expense, net
Prior service cost	1	1	2	2	Other expense, net
Income tax expense	—	(23)	(1)	(26)	Provision for income taxes
Defined pension items, net of tax	2	78	4	83

Total reclassifications, before tax	(2)	5	41	(22)
Income tax (expense) benefit	1	2	(10)	7	Provision for income taxes
Total reclassifications, after tax	$(1)	$7	$31	$(15)	Amount included in net income

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Redeemable Non-controlling Interests
Our redeemable non-controlling interests relate to shares of cumulative perpetual special stock (“redeemable non-controlling interest stock”) issued by a consolidated subsidiary. As of June 30, 2023 and December 31, 2022, we had 113,290 and 113,471 shares of redeemable non-controlling interest stock outstanding, respectively. These shares may be redeemed at any time at the discretion of the holders.
In February and May 2023, we paid cash dividends of $15.00 per share to our redeemable non-controlling interest shareholders of record as of January 15, 2023 and April 15, 2023. Dividends totaled $3 million for each of the six months ended June 30, 2023 and 2022.
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
Earnings per share data is as follows:

	Three Months Ended June 30,
	2023		2022
Millions of dollars	Continuing Operations	Discontinued Operations	Continuing Operations	Discontinued Operations
Net income (loss)	$717	$(2)	$1,645	$(1)
Dividends on redeemable non-controlling interests	(1)	—	(1)	—
Net income attributable to participating securities	(4)	—	(7)	—
Net income (loss) attributable to ordinary shareholders – basic and diluted	$712	$(2)	$1,637	$(1)

Millions of shares, except per share amounts
Basic weighted average common stock outstanding	325	325	328	328
Effect of dilutive securities	1	1	1	1
Potential dilutive shares	326	326	329	329

Earnings per share:
Basic	$2.19	$(0.01)	$5.00	$—
Diluted	$2.19	$(0.01)	$4.98	$—

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Six Months Ended June 30,
	2023		2022
Millions of dollars	Continuing Operations	Discontinued Operations	Continuing Operations	Discontinued Operations
Net income (loss)	$1,192	$(3)	$2,966	$(2)
Dividends on redeemable non-controlling interests	(3)	—	(3)	—
Net income attributable to participating securities	(5)	—	(9)	—
Net income (loss) attributable to ordinary shareholders – basic and diluted	$1,184	$(3)	$2,954	$(2)

Millions of shares, except per share amounts
Basic weighted average common stock outstanding	326	326	328	328
Effect of dilutive securities	1	1	1	1
Potential dilutive shares	327	327	329	329

Earnings per share:
Basic	$3.64	$(0.01)	$9.01	$(0.01)
Diluted	$3.63	$(0.01)	$8.99	$(0.01)

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
Summarized financial information concerning reportable segments is shown in the following tables for the periods presented:

	Three Months Ended June 30, 2023
Millions of dollars	O&P– Americas	O&P– EAI	I&D	APS	Refining	Technology	Other	Total
Sales and other operating revenues:
Customers	$1,756	$2,535	$2,629	$956	$2,293	$137	$—	$10,306
Intersegment	971	194	33	4	166	17	(1,385)	—
	2,727	2,729	2,662	960	2,459	154	(1,385)	10,306
Income (loss) from equity investments	12	(19)	(5)	—	—	—	—	(12)
EBITDA	679	84	472	34	47	79	(12)	1,383
Capital expenditures	102	65	104	14	—	15	1	301

	Three Months Ended June 30, 2022
Millions of dollars	O&P– Americas	O&P– EAI	I&D	APS	Refining	Technology	Other	Total
Sales and other operating revenues:
Customers	$2,710	$3,635	$3,714	$1,113	$3,503	$163	$—	$14,838
Intersegment	1,528	262	52	3	285	31	(2,161)	—
	4,238	3,897	3,766	1,116	3,788	194	(2,161)	14,838
Income (loss) from equity investments	29	(1)	(6)	—	—	—	—	22
EBITDA	954	186	675	42	418	112	(6)	2,381
Capital expenditures	107	109	265	9	12	27	3	532

	Six Months Ended June 30, 2023
Millions of dollars	O&P- Americas	O&P- EAI	I&D	APS	Refining	Technology	Other	Total
Sales and other operating revenues:
Customers	$3,483	$5,245	$5,270	$1,951	$4,350	$254	$—	$20,553
Intersegment	2,052	376	74	6	299	39	(2,846)	—
	5,535	5,621	5,344	1,957	4,649	293	(2,846)	20,553
Income (loss) from equity investments	35	(18)	(11)	(1)	—	—	—	5
EBITDA	1,220	161	898	(192)	293	152	(18)	2,514
Capital expenditures	184	119	283	31	2	32	2	653

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Six Months Ended June 30, 2022
Millions of dollars	O&P– Americas	O&P– EAI	I&D	APS	Refining	Technology	Other	Total
Sales and other operating revenues:
Customers	$5,163	$7,322	$6,990	$2,248	$5,961	$311	$—	$27,995
Intersegment	2,809	501	115	4	547	64	(4,040)	—
	7,972	7,823	7,105	2,252	6,508	375	(4,040)	27,995
Income (loss) from equity investments	62	—	(11)	—	—	—	—	51
EBITDA	1,893	400	1,221	113	566	215	(7)	4,401
Capital expenditures	242	198	428	24	26	56	4	978
The following assets are summarized and reconciled to consolidated totals in the following table:

Millions of dollars	O&P- Americas	O&P- EAI	I&D	APS	Refining	Technology	Total
June 30, 2023
Property, plant and equipment, net	$6,364	$1,997	$5,771	$630	$144	$502	$15,408
Equity investments	2,033	1,574	543	2	—	—	4,152
December 31, 2022
Property, plant and equipment, net	$6,378	$1,880	$5,728	$636	$255	$510	$15,387
Equity investments	2,053	1,655	585	2	—	—	4,295
Segment Structure Changes and Related Goodwill Impairment—Effective January 1, 2023, our Catalloy and polybutene-1 businesses were moved from our APS segment and reintegrated into our O&P-Americas and O&P-EAI segments. Accordingly, on January 1, 2023, we allocated goodwill from our APS segment to our O&P-Americas and O&P-EAI segments of $315 million and $269 million, respectively, based on the relative fair values of the businesses that were reintegrated compared to the fair value of the APS segment.
As of December 31, 2022, goodwill included in our APS reporting unit was $1,370 million, the majority of which related to the 2018 acquisition of A. Schulman. As of December 31, 2022, a large portion of the APS reporting unit’s fair value was derived from our Catalloy and polybutene-1 businesses, which had disproportionately low carrying values in comparison to the remaining assets of the reporting unit, which had relatively higher carrying values due to the 2018 purchase price allocation associated with the acquisition of A. Schulman. As a result of the reallocation of goodwill and the change in both fair value and carrying value among reporting units, we recognized a non-cash goodwill impairment charge of $252 million in the first quarter of 2023 in our APS segment. Fair values were determined utilizing a discounted cash flow method under the income approach and assumptions including management’s view on long-term growth rates in our industry, discount rates and other assumptions based on a market participant perspective, which are inherently subjective. The fair value of the reporting unit is Level 3 within the fair value hierarchy. The charge is reflected as Impairments in our Consolidated Statements of Income.
Exit of Houston Refinery Operations—In April 2022 we announced our decision to cease operation of our Houston refinery no later than the end of 2023 after determining that exiting the refining business is our best strategic and financial path forward. In May 2023 we announced our decision to extend the operations of our Houston refinery to no later than the end of the first quarter of 2025. Favorable inspections and consistent performance have given us confidence to continue safe and reliable operations. The extension will minimize workforce impacts as we continue to develop future options for the site and will enable a smoother transition between the shutdown and the implementation of the retrofitting and circular projects.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Costs incurred for the planned exit from the refinery business are as follows:

Millions of dollars	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Accelerated lease amortization costs	$38	$89
Personnel costs	27	43
Asset retirement obligation accretion	2	4
Asset retirement cost depreciation	44	99
Refinery exit costs	$111	$235
In subsequent periods, we expect to incur additional costs primarily consisting of accelerated amortization of operating lease assets of $20 million to $80 million, personnel costs of $50 million to $125 million and other charges of $50 million to $100 million. Additionally, we estimate that the Houston refinery’s asset retirement obligations are in the range of $150 million to $450 million. As of June 30, 2023, we recorded asset retirement obligations of $255 million representing our best estimate. We do not anticipate any material cash payments related to the exit of the refinery business to be made in 2023.
Disposal of Australia Facility—In the second quarter of 2022 we sold our ownership interest in our polypropylene manufacturing facility located in Geelong, Australia, LyondellBasell Australia (Holdings) Pty Ltd, for consideration of $38 million. In connection with this sale, we assessed the net assets of the disposal group for impairment and determined that the carrying value exceeded the fair value less costs to sell. As a result, we recognized a non-cash impairment charge in the second quarter of 2022 of $69 million in the operating results of our O&P-EAI segment. The fair value measurement for the disposal group is based on expected consideration and classified as Level 3 within the fair value hierarchy. The charge is reflected as Impairments in our Consolidated Statements of Income.
A reconciliation of EBITDA to Income from continuing operations before income taxes is shown in the following table for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2023	2022	2023	2022
EBITDA:
Total segment EBITDA	$1,395	$2,387	$2,532	$4,408
Other EBITDA	(12)	(6)	(18)	(7)
Less:
Depreciation and amortization expense	(391)	(304)	(787)	(615)
Interest expense	(115)	(58)	(231)	(132)
Add:
Interest income	28	4	51	6
Income from continuing operations before income taxes	$905	$2,023	$1,547	$3,660

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
Effective January 1, 2023, our Catalloy and polybutene-1 businesses were moved from the Advanced Polymer Solutions (“APS”) segment and reintegrated into the Olefins and Polyolefins-Americas (“O&P-Americas”) and Olefins and Polyolefins-Europe, Asia, International (“O&P-EAI”) segments. This move will allow the APS team to focus on our compounding and solutions business, and to develop a more agile operating model with meaningful regional and segment growth strategies. The segment information provided herein has been revised for all periods presented to reflect these changes.
OVERVIEW
Excluding the impacts of the first quarter 2023 APS goodwill impairment, results for the second quarter of 2023 compared to the first quarter of 2023 were relatively unchanged. Our O&P-Americas and O&P-EAI segment results improved due to modest margin improvements driven by lower feedstock costs. Our I&D segment results improved primarily due to incremental volume driven by improved demand and production from our new PO/TBA plant which was largely offset by planned maintenance at our existing assets. These improvements were offset by a decline in refining margins during the quarter.
During the first six months of 2023 our results decreased compared to the first six months of 2022. Global olefins and polyolefins margins decreased primarily due to a decline in average sales prices resulting in lower O&P-Americas and O&P-EAI segment results. Our I&D segment results decreased due to unfavorable margins across most businesses partially offset by volume increases for oxyfuels. Refining results declined as a result of decreased margins and unplanned downtime in the first quarter of 2023.
During the first six months of 2023 we generated $1,772 million in cash from operating activities. We remain committed to a disciplined approach to capital allocation, spending $653 million for capital expenditures and returning $967 million to shareholders through dividends and share repurchases. We continue to explore strategic options for our U.S. Gulf Coast-based ethylene oxide & derivatives (“EO&D”) business.

Results of operations for the periods discussed are presented in the table below:

	Three Months Ended		Six Months Ended
	June 30,	March 31,	June 30,	June 30,
Millions of dollars	2023	2023	2023	2022
Sales and other operating revenues	$10,306	$10,247	$20,553	$27,995
Cost of sales	8,868	8,864	17,732	23,403
Impairments	—	252	252	69
Selling, general and administrative expenses	395	385	780	657
Research and development expenses	32	33	65	64
Operating income	1,011	713	1,724	3,802
Interest expense	(115)	(116)	(231)	(132)
Interest income	28	23	51	6
Other (expense) income, net	(7)	5	(2)	(67)
(Loss) income from equity investments	(12)	17	5	51
Income from continuing operations before income taxes	905	642	1,547	3,660
Provision for income taxes	188	167	355	694
Income from continuing operations	717	475	1,192	2,966
Loss from discontinued operations, net of tax	(2)	(1)	(3)	(2)
Net income	715	474	1,189	2,964
Other comprehensive income (loss), net of tax –
Financial derivatives	3	4	7	190
Defined benefit pension and other postretirement benefit plans	2	2	4	83
Foreign currency translations	(31)	59	28	(186)
Total other comprehensive (loss) income, net of tax	(26)	65	39	87
Comprehensive income	$689	$539	$1,228	$3,051

RESULTS OF OPERATIONS
Revenues—Revenues increased by $59 million, or 1%, in the second quarter of 2023 compared to the first quarter of 2023. Higher volumes driven primarily by increases in our I&D and Refining segments resulted in an 8% increase in revenues. Favorable foreign exchange impacts resulted in a 1% increase in revenues. Average sales prices in the second quarter of 2023 were lower for many of our products as sales prices generally correlate with crude oil prices. These lower prices resulted in an 8% decrease in revenues.
Revenues decreased by $7,442 million, or 27%, in the first six months of 2023 compared to the first six months of 2022. Average sales prices were lower for many of our products as sales prices generally correlate with crude oil prices, which decreased relative to the first six months of 2022. These lower prices led to a 25% decrease in revenues. Lower volumes driven by a decline in demand resulted in a 2% decrease in revenues.
Cost of Sales—Cost of sales remained relatively unchanged in the second quarter of 2023 compared to the first quarter of 2023. Cost of sales decreased by $5,671 million, or 24%, in the first six months of 2023 compared to the first six months of 2022, primarily driven by lower feedstock and energy costs.
Impairments—During the first quarter of 2023 we recognized a non-cash goodwill impairment charge of $252 million in our APS segment after the effect of moving our Catalloy and polybutene-1 businesses from our APS segment and reintegrating into our O&P-Americas and O&P-EAI segments. During the second quarter of 2022 we recognized a non-cash impairment charge of $69 million related to the sale of our Australian polypropylene manufacturing facility. See Note 12 to our Consolidated Financial Statements for additional information.
SG&A Expenses—Selling, general and administrative (“SG&A”) expenses remained relatively unchanged in the second quarter of 2023 compared to the first quarter of 2023. SG&A expenses increased by $123 million, or 19%, in the first six months of 2023 compared to the first six months of 2022. Approximately half of the increase was attributable to higher employee-related expenses. The remaining increase was largely driven by professional fees incurred for strategic projects.
Operating Income—Operating income increased by $298 million, or 42%, in the second quarter of 2023 compared to the first quarter of 2023. Operating income in our APS, O&P-Americas, I&D, O&P-EAI and Technology segments increased by $256 million, $153 million, $41 million, $33 million, and $9 million, respectively. These increases were partially offset by a decrease in our Refining segment of $189 million.
Operating income decreased by $2,078 million, or 55%, in the first six months of 2023 compared to the first six months of 2022. Operating income in our O&P-Americas, I&D, Refining, APS, O&P-EAI and Technology segments decreased by $676 million, $422 million, $387 million, $302 million, $233 million and $68 million, respectively.
Interest Expense—Interest expense remained relatively unchanged in the second quarter of 2023 compared to the first quarter of 2023. Interest expense increased by $99 million, or 75%, in the first six months of 2023 compared to the first six months of 2022, primarily due to a decrease in capitalized interest associated with our new PO/TBA plant which started-up in the first quarter of 2023 and the impact of our fixed-for-floating interest rate swaps due to higher interest rates in current year.
Other Expense, net—Other expense, net remained relatively unchanged in the second quarter of 2023 compared to the first quarter of 2023. Other expense, net decreased by $65 million, or 97%, in the first six months of 2023 compared to the first six months of 2022, primarily as a result of pension settlements recognized in the second quarter of 2022.
(Loss) Income from Equity Investments—Income from equity investments declined by $29 million, or 171%, in the second quarter of 2023 compared to the first quarter of 2023, and by $46 million, or 90%, in the first six months of 2023 compared to the first six months of 2022. The declines were related to the lower results across our joint ventures in O&P-Americas and O&P-EAI segments driven primarily by lower margins.
Results for each of our business segments are discussed further in the Segment Analysis section below.

Income Taxes—Our effective income tax rate for the second quarter of 2023 was 20.8% compared with 26.0% for the first quarter of 2023. The lower effective income tax rate for the second quarter of 2023 is primarily attributable to the first quarter goodwill impairment, for which there is no tax benefit, of 6.6% and the increased relative impact of exempt income due to decreased pretax income of 2.7%. These decreases were partially offset by a 4.8% increase in our effective income tax rate due to an audit settlement during the second quarter.
Our effective income tax rate for the first six months of 2023 was 22.9% compared to 19.0% for the first six months of 2022. The higher effective tax rate for the first six months of 2023 was primarily due to the first quarter 2023 goodwill impairment, for which there is no tax benefit, of 2.8%, an audit settlement during the second quarter 2023 of 2.4%, and fluctuations in uncertain tax positions of 1.2%. These increases were partially offset by a 2.7% decrease in our effective income tax rate due to the increased relative impact of exempt income due to decreased pretax income.
Our income tax results are discussed further in Note 8 to the Consolidated Financial Statements.
Comprehensive Income—Comprehensive income increased by $150 million in the second quarter of 2023 compared to the first quarter of 2023, primarily due to the increase in Net income. Comprehensive income decreased by $1,823 million in the first six months of 2023 compared to the first six months of 2022, primarily due to the decrease in Net income. The activities from the remaining components of Comprehensive income are discussed below.
Financial derivatives designated as cash flow hedges, primarily our forward-starting interest rate swaps, remained relatively unchanged in the second quarter of 2023 compared to the first quarter of 2023. Financial derivatives designated as cash flow hedges, primarily our forward-starting interest rate swaps, led to a decrease in Comprehensive income of $183 million in the first six months of 2023 compared to the first six months of 2022 due to periodic changes in the benchmark interest rates.
Defined pension and other postretirement benefit plans remained relatively unchanged in the second quarter of 2023 compared to the first quarter of 2023. Defined pension and postretirement benefit plans led to a decrease of Comprehensive income of $79 million in the first six months of 2023 compared to the first six months of 2022, primarily due to a pre-tax pension settlement of $94 million that was reclassified from Accumulated other comprehensive loss to Other (expense) income, net, in the second quarter of 2022.
Foreign currency translations decreased Comprehensive income by $90 million in the second quarter of 2023 compared to the first quarter of 2023, primarily due to the weakening of the U.S. dollar relative to the euro, offset by the effective portion of our net investment hedges. Foreign currency translation increased Comprehensive income by $214 million in the first six months of 2023 compared to the first six months of 2022, primarily due to the strengthening of the U.S. dollar relative to the euro, offset by the effective portion of our net investment hedges.
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
Our continuing operations are managed through six reportable segments: O&P-Americas, O&P-EAI, I&D, APS, Refining and Technology.
Revenues and the components of EBITDA for the periods presented are reflected in the table below:

	Three Months Ended		Six Months Ended
	June 30,	March 31,	June 30,	June 30,
Millions of dollars	2023	2023	2023	2022
Sales and other operating revenues:
O&P-Americas segment	$2,727	$2,808	$5,535	$7,972
O&P-EAI segment	2,729	2,892	5,621	7,823
I&D segment	2,662	2,682	5,344	7,105
APS segment	960	997	1,957	2,252
Refining segment	2,459	2,190	4,649	6,508
Technology segment	154	139	293	375
Other, including intersegment eliminations	(1,385)	(1,461)	(2,846)	(4,040)
Total	$10,306	$10,247	$20,553	$27,995
Operating income (loss):
O&P-Americas segment	$524	$371	$895	$1,571
O&P-EAI segment	54	21	75	308
I&D segment	361	320	681	1,103
APS segment	9	(247)	(238)	64
Refining segment	(3)	186	183	570
Technology segment	70	61	131	199
Other, including intersegment eliminations	(4)	1	(3)	(13)
Total	$1,011	$713	$1,724	$3,802
Depreciation and amortization:
O&P-Americas segment	$144	$144	$288	$291
O&P-EAI segment	47	48	95	92
I&D segment	117	110	227	162
APS segment	24	22	46	48
Refining segment	49	61	110	2
Technology segment	10	11	21	20
Total	$391	$396	$787	$615

	Three Months Ended		Six Months Ended
	June 30,	March 31,	June 30,	June 30,
Millions of dollars	2023	2023	2023	2022
Income (loss) from equity investments:
O&P-Americas segment	$12	$23	$35	$62
O&P-EAI segment	(19)	1	(18)	—
I&D segment	(5)	(6)	(11)	(11)
APS segment	—	(1)	(1)	—
Total	$(12)	$17	$5	$51
Other (expense) income, net:
O&P-Americas segment	$(1)	$3	$2	$(31)
O&P-EAI segment	2	7	9	—
I&D segment	(1)	2	1	(33)
APS segment	1	—	1	1
Refining segment	1	(1)	—	(6)
Technology segment	(1)	1	—	(4)
Other, including intersegment eliminations	(8)	(7)	(15)	6
Total	$(7)	$5	$(2)	$(67)
EBITDA:
O&P-Americas segment	$679	$541	$1,220	$1,893
O&P-EAI segment	84	77	161	400
I&D segment	472	426	898	1,221
APS segment	34	(226)	(192)	113
Refining segment	47	246	293	566
Technology segment	79	73	152	215
Other, including intersegment eliminations	(12)	(6)	(18)	(7)
Total	$1,383	$1,131	$2,514	$4,401

Olefins and Polyolefin-Americas Segment
Overview—EBITDA in the second quarter of 2023 increased compared to the first quarter of 2023 driven by improvements in polyolefin margins. EBITDA decreased in the first six months of 2023 relative to the first six months of 2022 primarily driven by lower margins.
Ethylene Raw Materials—We have flexibility to vary the raw material mix and process conditions in our U.S. olefins plants in order to maximize profitability as market prices fluctuate for both feedstocks and products. Although prices of crude-based liquids and natural gas liquids are generally related to crude oil and natural gas prices, during specific periods the relationships among these materials and benchmarks may vary significantly. In the second and first quarter of 2023, and the first six months of 2023 and 2022, approximately 70% to 80% of the raw materials used in our North American crackers was ethane.

The following table sets forth selected financial information for the O&P-Americas segment including Income from equity investments, which is a component of EBITDA:

	Three Months Ended		Six Months Ended
	June 30,	March 31,	June 30,	June 30,
Millions of dollars	2023	2023	2023	2022
Sales and other operating revenues	$2,727	$2,808	$5,535	$7,972
Income from equity investments	12	23	35	62
EBITDA	679	541	1,220	1,893
Revenue—Revenues for our O&P-Americas segment decreased by $81 million, or 3% in the second quarter of 2023 compared to the first quarter of 2023 and by $2,437 million, or 31%, in the first six months of 2023 compared to the first six months of 2022.

Second quarter of 2023 versus first quarter of 2023—Revenue decreased by 6% as a result of lower average sales prices driven by lower demand. Higher volumes resulted in a revenue increase of 3% primarily driven by higher propylene and polypropylene sales and improved ethylene operating rates.

First six months of 2023 versus first six months of 2022—Lower average sales prices across all products resulted in a 30% decrease in revenue primarily driven by increased market supply. Lower volumes resulted in a 1% decrease in revenue.

EBITDA—EBITDA increased by $138 million, or 26%, in the second quarter of 2023 compared to the first quarter of 2023 and decreased by $673 million, or 36%, in the first six months of 2023 compared to the first six months of 2022.
Second quarter of 2023 versus first quarter of 2023—Higher polyethylene results led to a 12% increase in EBITDA due to higher margins driven by lower monomer and freight costs. Higher polypropylene results led to a 5% increase in EBITDA driven by higher margins resulting from lower propylene cost.
First six months of 2023 versus first six months of 2022—Lower polyethylene results led to a 16% decrease in EBITDA primarily driven by lower margins as a result of lower average sales prices. Lower polypropylene results led to a 14% decrease in EBITDA driven by a decrease in margin as a result of lower prices due to increased industry capacity and lower demand. Lower olefins results led to an 8% decrease in EBITDA due to lower margins driven by a decline in the average sales price of ethylene partially offset by lower feedstock costs.
Olefins and Polyolefin-Europe, Asia, International Segment
Overview—EBITDA increased in the second quarter of 2023 compared to the first quarter of 2023 primarily due to improved olefins margins, partially offset by lower polymers margins and lower income from equity investments. EBITDA decreased in the first six months of 2023 relative to the first six months of 2022 primarily as a result of lower polymers margins.
Quality Circular Polymers—In April 2023, we acquired the remaining 50% interest in Quality Circular Polymers (“QCP”). As a result of the acquisition, QCP became a wholly owned subsidiary and is included in our O&P-EAI consolidated results prospectively after the acquisition date.
Ethylene Raw Materials—In Europe, naphtha is the primary raw material for our ethylene production and represented approximately 65% to 70% of the raw materials used in the second and first quarter of 2023, and the first six months of 2023 and 2022.

The following table sets forth selected financial information for the O&P-EAI segment including Income (loss) from equity investments, which is a component of EBITDA:

	Three Months Ended		Six Months Ended
	June 30,	March 31,	June 30,	June 30,
Millions of dollars	2023	2023	2023	2022
Sales and other operating revenues	$2,729	$2,892	$5,621	$7,823
(Loss) income from equity investments	(19)	1	(18)	—
EBITDA	84	77	161	400

Revenue—Revenues decreased by $163 million, or 6%, in the second quarter of 2023 compared to the first quarter of 2023 and by $2,202 million, or 28%, in the first six months of 2023 compared to the first six months of 2022.
Second quarter of 2023 versus first quarter of 2023—Lower average sales prices resulted in a 6% decrease in revenue as sales prices generally correlate with crude oil prices, which on average, decreased compared to the first quarter of 2023. Lower volumes resulted in a revenue decrease of 2% primarily due to a decline in demand. Favorable foreign exchange impacts resulted in a revenue increase of 2%.

First six months of 2023 versus first six months of 2022—Lower average sales prices resulted in a 24% decrease in revenue as sales prices generally correlate with crude oil prices, which on average, decreased compared to the first six months of 2022. Lower volumes resulted in a revenue decrease of 3% primarily due to a decline in demand. Unfavorable foreign exchange impacts resulted in a revenue decrease of 1%.

EBITDA—EBITDA increased by $7 million, or 9%, in the second quarter of 2023 compared to the first quarter of 2023 and decreased by $239 million, or 60%, in the first six months of 2023 compared to the first six months of 2022.
Second quarter of 2023 versus first quarter of 2023—Higher olefins results led to an 88% increase in EBITDA primarily driven by higher cracker margins as a result of lower feedstock and energy costs. Lower polyolefins results led to a 56% decrease in EBITDA primarily driven by lower margins due to decreased demand as European markets remain challenging, especially for durable goods. A decrease in income from our equity investments led to a decline in EBITDA of 25% mainly attributable to the absence of a gain on sale of asset recognized by one of our joint ventures in Europe in the first quarter of 2023.
First six months of 2023 versus first six months of 2022—Lower polymer results led to a 91% decrease in EBITDA primarily driven by decreased margins resulting from lower average sales prices reflecting weak demand. Higher olefins results led to a 17% increase in EBITDA, which was primarily driven by higher volumes resulting from the absence of planned and unplanned downtime. In the second quarter of 2022, we recognized a $69 million non-cash impairment charge in conjunction with the sale of our polypropylene manufacturing facility located in Australia. The absence of a similar charge in the first six months of 2023 resulted in a 17% increase in EBITDA.

Intermediates and Derivatives Segment
Overview—EBITDA increased in the second quarter of 2023 compared to the first quarter of 2023, primarily driven by volume improvements for oxyfuels and related products. EBITDA decreased in the first six months of 2023 compared to the first six months of 2022, primarily driven by a decrease in margins for propylene oxide and derivatives and intermediate chemicals, partially offset by volume improvements for oxyfuels and related products.
The following table sets forth selected financial information for the I&D segment including Income (loss) from equity investments, which is a component of EBITDA:

	Three Months Ended		Six Months Ended
	June 30,	March 31,	June 30,	June 30,
Millions of dollars	2023	2023	2023	2022
Sales and other operating revenues	$2,662	$2,682	$5,344	$7,105
Loss from equity investments	(5)	(6)	(11)	(11)
EBITDA	472	426	898	1,221

Revenue—Revenues decreased by $20 million, or 1%, in the second quarter of 2023 compared to the first quarter of 2023 and decreased by $1,761 million, or 25%, in the first six months of 2023 compared to the first six months of 2022.
Second quarter of 2023 versus first quarter of 2023—Lower average sales prices resulted in a 12% decrease in revenue driven by propylene oxide and derivatives as a result of lower demand. Sales volumes improved resulting in a 10% increase in revenue driven by driven by improved demand. Favorable foreign exchange impacts resulted in a 1% increase in revenue.
First six months of 2023 versus first six months of 2022—Lower average sales prices resulted in a 24% decrease in revenue driven by lower pricing as a result of lower demand. Sales volumes decreased resulting in a 1% reduction in revenue due to lower demand and planned maintenance.
EBITDA—EBITDA increased by $46 million, or 11%, in the second quarter of 2023 compared to the first quarter of 2023 and decreased by $323 million, or 26%, in the first six months of 2023 compared to the first six months of 2022.
Second quarter of 2023 versus first quarter of 2023—EBITDA improved 23% as a result of higher oxyfuels and related products volumes driven by strong demand. Propylene oxide and derivatives results drove a 13% decrease in EBITDA driven equally by lower volumes and margins as a result of weak demand.
First six months of 2023 versus first six months of 2022—Propylene oxide and derivatives results drove a 25% decrease in EBITDA as margins declined due to lower demand. Intermediate chemicals results declined, resulting in an 18% decrease in EBITDA, primarily driven by lower margins as higher market supply drove average sales prices down. Improved oxyfuels and related products results led to an EBITDA increase of 10% as volumes increased as a result of strong demand.

Advanced Polymer Solutions Segment
Overview—EBITDA increased in the second quarter of 2023 relative to the first quarter of 2023 and decreased in the first six months of 2023 compared to the first six months of 2022 primarily due to the recognition of a non-cash goodwill impairment charge in the first quarter of 2023.
The following table sets forth selected financial information for the APS segment including Income (loss) from equity investments, which is a component of EBITDA:

	Three Months Ended		Six Months Ended
	June 30,	March 31,	June 30,	June 30,
Millions of dollars	2023	2023	2023	2022
Sales and other operating revenues	$960	$997	$1,957	$2,252
Loss from equity investments	—	(1)	(1)	—
EBITDA	34	(226)	(192)	113

Revenue—Revenues decreased by $37 million, or 4%, in the second quarter of 2023 compared to the first quarter of 2023 and by $295 million, or 13%, in the first six months of 2023 compared to the first six months of 2022.
Second quarter of 2023 versus first quarter of 2023—Sales volumes decreased resulting in a 3% decrease in revenue stemming from lower demand. Average sales prices decreased resulting in a 2% decrease in revenue. Favorable foreign exchange impacts resulted in a revenue increase of 1%.
First six months of 2023 versus first six months of 2022—Average sales price decreased resulting in an 8% decrease in revenue. Sales volumes decreased resulting in a 4% decrease in revenue stemming from lower demand. Unfavorable foreign exchange impacts resulted in a revenue decrease of 1%.
EBITDA—EBITDA increased by $260 million or 115% in the second quarter of 2023 compared to the first quarter of 2023 and decreased by $305 million or 270% in the first six months of 2023 compared to the first six months of 2022.
Second quarter of 2023 versus first quarter of 2023—During the first quarter of 2023 we recognized a non-cash goodwill impairment charge of $252 million after the effect of moving our Catalloy and polybutene-1 businesses from our APS segment and reintegrating them into our O&P-Americas and O&P-EAI segments. The absence of a similar charge in the second quarter of 2023 resulted in a 112% increase in EBITDA when compared to the first quarter of 2023. See Note 12 to our Consolidated Financial Statements for additional information.
First six months of 2023 versus first six months of 2022—Margins in the first six months of 2023 decreased compared to the first six months of 2022, primarily due to sales prices decreasing more than production and raw material costs, resulting in a 27% decrease in EBITDA. Lower volumes resulted in a 26% decrease in EBITDA as a result of a decrease in demand. The remaining decrease was primarily due to the recognition of the non-cash goodwill impairment charge in the first quarter of 2023, discussed above.

Refining Segment
Overview—EBITDA decreased in the second quarter of 2023 compared to the first quarter of 2023 primarily due to lower margins. EBITDA decreased in the first six months of 2023 compared to the first six months of 2022 due to lower margins, unplanned downtime and costs incurred related to the planned exit from the refining business.

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

	Three Months Ended		Six Months Ended
	June 30,	March 31,	June 30,	June 30,
Millions of dollars	2023	2023	2023	2022
Sales and other operating revenues	$2,459	$2,190	$4,649	$6,508
EBITDA	47	246	293	566

Thousands of barrels per day
Heavy crude oil processing rates	245	226	236	254

Market margins, dollars per barrel
Brent - 2-1-1	$25.11	$29.44	$27.27	$35.08
Brent - Maya differential	14.34	19.39	16.87	8.25
Total Maya 2-1-1	$39.45	$48.83	$44.14	$43.33

Revenue—Revenues increased by $269 million, or 12%, in the second quarter of 2023 compared to the first quarter of 2023 and decreased by $1,859 million, or 29%, in the first six months of 2023 compared to the first six months of 2022.

Second quarter of 2023 versus first quarter of 2023—Sales volumes increased resulting in an 18% increase in revenue due to the absence of unplanned downtime in the second quarter of 2023. Lower product prices led to a revenue decrease of 6% due to an average Brent crude oil price decrease of approximately $4.20 per barrel.

First six months of 2023 versus first six months of 2022—Lower product prices led to a revenue decrease of 27% due to an average Brent crude oil price decrease of approximately $24.47 per barrel. Sales volumes decreased resulting in a 2% decrease in revenue due to slightly lower operating rates.

EBITDA—EBITDA decreased by $199 million, or 81%, in the second quarter of 2023 compared to the first quarter of 2023 and by $273 million, or 48%, in the first six months of 2023 compared to the first six months of 2022.

Second quarter of 2023 versus first quarter of 2023—Lower margins resulted in a 99% decrease in EBITDA as the Maya 2-1-1 industry crack spread declined approximately $9 per barrel to $39 per barrel in the second quarter with heavy crude supply tightening leading to lower Maya and Western Canadian Select (“WCS”) crude discounts. Higher volumes, as a result of the absence of unplanned downtime in the second quarter of 2023, resulted in an 18% increase in EBITDA.

First six months of 2023 versus first six months of 2022—Costs incurred related to our planned exit from the refining business in the first six months of 2023 resulted in a 24% decrease in EBITDA. Lower margin drove a 14% decrease in EBITDA primarily due to unfavorable pricing on non-Maya crude purchases and lower operating yields of refined products. EBITDA decreased 11% as a result of a decrease in volumes driven by unplanned downtime in the first quarter of 2023. See Note 12 to the Consolidated Financial Statements for additional information regarding our planned exit of the refining business.

Technology Segment
Overview—EBITDA increased in the second quarter of 2023 compared to the first quarter of 2023 primarily due to higher licensing revenues from more contracts reaching significant milestones. EBITDA decreased in the first six months of 2023 relative to the first six months of 2022 primarily driven by lower catalyst volumes and lower licensing revenues from less contracts reaching significant milestones.
The following table sets forth selected financial information for the Technology segment:

	Three Months Ended		Six Months Ended
	June 30,	March 31,	June 30,	June 30,
Millions of dollars	2023	2023	2023	2022
Sales and other operating revenues	$154	$139	$293	$375
EBITDA	79	73	152	215

Revenue—Revenues increased by $15 million, or 11%, in the second quarter of 2023 compared to the first quarter of 2023 and decreased by $82 million, or 22%, in the first six months of 2023 compared to the first six months of 2022.
Second quarter of 2023 versus first quarter of 2023—Licensing revenues increased by 10% as more contracts reached significant milestones during the quarter. Increased average catalyst sales price resulted in a revenue increase of 2%. Favorable foreign exchange impact increased revenue by 2%. Lower catalyst volumes resulted in a 3% decrease in revenues.
First six months of 2023 versus first six months of 2022—Lower catalyst volumes resulted in a 16% decrease in revenue primarily driven by weaker demand. Lower licensing revenues resulting from fewer contracts reaching significant milestones drove a 6% decrease in revenue.
EBITDA—EBITDA increased by $6 million, or 8%, in the second quarter of 2023 compared to the first quarter of 2022 and decreased by $63 million, or 29%, in the first six months of 2023 compared to the first six months of 2022.
Second quarter of 2023 versus first quarter of 2023—Higher licensing revenues resulting from more contracts reaching significant milestones led to a 15% increase in EBITDA. Catalyst results drove an 8% decrease in EBITDA equally driven by price and volume declines as a result of lower demand.
First six months of 2023 versus first six months of 2022—Lower catalyst volumes driven by lower demand resulted in a 22% decrease in EBITDA. Lower licensing revenues from less contracts reaching significant milestones resulted in a 10% decrease in EBITDA.

FINANCIAL CONDITION
Operating, investing and financing activities of continuing operations, which are discussed below, are presented in the following table:

	Six Months Ended June 30,
Millions of dollars	2023	2022
Cash provided by (used in):
Operating activities	$1,772	$3,101
Investing activities	(742)	(1,034)
Financing activities	(701)	(2,392)
Operating Activities—Cash provided by operating activities of $1,772 million in the first six months of 2023 primarily reflected earnings adjusted for non-cash items and cash used by the main components of working capital—Accounts receivable, Inventories, and Accounts payable.
In the first six months of 2023, the main components of working capital used $605 million of cash driven primarily by increases in Inventories and Accounts receivable. The increase in Inventories was primarily due to inventory build associated with our PO/TBA plant as well as planned and unplanned outages. The increase in Accounts receivable was primarily driven by higher volumes and average sales prices in our O&P-EAI and I&D segments.
Cash provided by operating activities of $3,101 million in the first six months of 2022 primarily reflected earnings adjusted for non-cash items and cash used by the main components of working capital.
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
Investing Activities—Capital expenditures in the first six months of 2023 totaled $653 million compared to $978 million in the first six months of 2022. Approximately 40% and 45% of our capital expenditures in the first six months of 2023 and 2022, respectively, was for profit-generating growth projects, primarily our PO/TBA plant, with the remaining expenditures supporting sustaining maintenance. See Note 12 to the Consolidated Financial Statements for additional information regarding capital expenditures by segment.
Financing Activities—We made dividend payments totaling $797 million and $2,464 million in the first six months of 2023 and 2022, respectively. Additionally, in the first six months of 2023 and 2022, we made payments of $170 million and $262 million to repurchase outstanding ordinary shares, respectively.
In May 2023, we issued $500 million of 5.625% guaranteed notes due 2033. For additional detail see Note 6 to the Consolidated Financial Statements.
Through the repurchase and issuance of commercial paper instruments under our commercial paper program, we made net repayments of $200 million in the first six months of 2023 and received net proceeds of $105 million in the first six months of 2022.
In the first six months of 2022, we received a return of collateral of $217 million, related to the positions held with our counterparties for certain forward-starting interest rate swaps.

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
Cash and Liquid Investments
As of June 30, 2023, we had Cash and cash equivalents totaling $2,468 million, which includes $965 million in jurisdictions outside of the U.S., the majority of which is held within the European Union and the United Kingdom. There are currently no legal or economic restrictions that would materially impede our transfers of cash.
Credit Arrangements
At June 30, 2023, we had total debt, including current maturities, of $11,612 million. Additionally, we had $186 million of outstanding letters of credit, bank guarantees and surety bonds issued under uncommitted credit facilities to support trade payables and other obligations.
We had total unused availability under our credit facilities of $4,150 million at June 30, 2023, which included the following:
•$3,250 million under our $3,250 million Senior Revolving Credit Facility, which backs our $2,500 million commercial paper program. Availability under this facility is net of outstanding borrowings, outstanding letters of credit provided under the facility and notes issued under our commercial paper program. At June 30, 2023, we had no outstanding commercial paper and no borrowings or letters of credit outstanding under this facility; and
•$900 million under our $900 million U.S. Receivables Facility. Availability under this facility is subject to a borrowing base of eligible receivables, which is reduced by outstanding borrowings and letters of credit, if any. At June 30, 2023, we had no borrowings or letters of credit outstanding under this facility.
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

Share Repurchases
In May 2023, our shareholders approved a proposal to authorize us to repurchase up to 34.0 million ordinary shares, through November 19, 2024, which superseded any prior repurchase authorizations. Our share repurchase authorization does not have a stated dollar amount, and purchases may be made through open market purchases, private market transactions or other structured transactions. Repurchased shares could be retired or used for general corporate purposes, including for various employee benefit and compensation plans. The maximum number of shares that may yet be purchased is not necessarily an indication of the number of shares that will ultimately be purchased. In the first six months of 2023, we purchased approximately 1.9 million shares under our share repurchase authorizations for $173 million.
As of August 2, 2023, we had approximately 33.1 million shares remaining under the current authorization. The timing and amounts of additional shares repurchased, if any, will be determined based on our evaluation of market conditions and other factors, including any additional authorizations approved by our shareholders. For additional information related to our share repurchase authorizations, see Note 10 to the Consolidated Financial Statements.
Capital Budget
In 2023, we are planning to invest approximately $1.7 billion in capital expenditures. Approximately 70% of the 2023 budget is planned for sustaining maintenance, with the remaining budget supporting profit-generating growth projects.
CURRENT BUSINESS OUTLOOK
In the third quarter of 2023, we expect typical benefits from summer seasonality to be more than offset by soft demand due to ongoing economic uncertainty. Stagnant demand, volatile feedstock costs and new capacity in North America and China are challenging petrochemical margins. Summer demand for transportation fuels continues to support attractive oxyfuels and refining margins.
During the third quarter, we expect average operating rates of 85% for our North American olefins and polyolefins assets and 75% for our European olefins and polyolefins and I&D assets in line with global market demand. We believe current market conditions will persist amidst challenging economic conditions and a slower than expected recovery in China. As a result of the challenging economic environment, we expect our third quarter 2023 earnings will range from mid-teen to mid-twenty percentage points lower than the second quarter of 2023.
Value Enhancement Program
During 2022, we introduced our value enhancement program that is anticipated to generate approximately $575 million in recurring annual Net income improvement by the end of 2025, which, after adding back income taxes and depreciation and amortization of $140 million and $35 million, respectively, results in $750 million of EBITDA.
Our Value Enhancement Program is progressing ahead of schedule. As a result, the program's near-term target was increased by approximately 30% and is now expected to deliver $150 million of Net income and $200 million of recurring annual EBITDA by year end 2023. EBITDA excludes income taxes and depreciation and amortization of approximately $35 million and $15 million, respectively.
We estimate incurring costs of $150 million in 2023 to achieve this milestone. Net income and recurring annual EBITDA for the value enhancement program is estimated based on 2017 through 2019 mid-cycle margins and modest inflation relative to a 2021 baseline year.

CRITICAL ACCOUNTING POLICIES
Goodwill Impairment—We evaluate the recoverability of the carrying value of goodwill annually or more frequently if events or changes in circumstances indicate that the carrying amount of the goodwill of a reporting unit may not be fully recoverable.
Effective January 1, 2023, our Catalloy and polybutene-1 businesses were moved from our APS segment and reintegrated into our O&P-Americas and O&P-EAI segments. When moved, a portion of the APS reporting unit’s goodwill was allocated to the O&P-Americas and O&P-EAI segments based on the businesses’ relative fair values compared to the reportable segment.
In the first quarter of 2023, we evaluated goodwill for impairment immediately before and after the transfer of these businesses. Our evaluation resulted in the recognition of a non-cash goodwill impairment of $252 million recognized in our APS segment. Refer to Note 12 to our Consolidated Financial Statements.
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
•we may be unable to continue operations until the shut down of the Houston refinery within the expected timeframe or without incurring additional charges or expenses;
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
Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market and regulatory risks is described in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2022. Our exposure to such risks has not changed materially in the six months ended June 30, 2023.

Item 4.    CONTROLS AND PROCEDURES
As of June 30, 2023, with the participation of our management, our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial and accounting officer) carried out an evaluation, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Act”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023.
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
In February 2020, the State of Texas filed suit against Houston Refining, LP, a subsidiary of LyondellBasell, in Travis County District Court seeking civil penalties and injunctive relief for violations of the Texas Clean Air Act related to several emission events. In July 2020, Harris County, Texas petitioned to intervene in the lawsuit and the State added additional claims to its petition relating to self-reported deviations of Houston Refining’s air operating permit. In May 2023, we agreed with the State to settle the matter for $2.6 million, inclusive of attorney’s fees, which remains subject to comment and final approval by the court. In accordance with the settlement, Harris County has dismissed its claims.
On July 27, 2021, approximately 160,000 pounds of liquid process material containing primarily acetic acid was released from a reactor at the La Porte acetic acid unit. In October 2021, the Texas Commission on Environmental Quality (“TCEQ”) issued a Notice of Enforcement for the incident. In November 2021, the State of Texas filed a petition on behalf of the TCEQ seeking injunctive relief and civil penalties for unauthorized air pollution and regulatory nuisance related to the incident. We have agreed to a settlement of $1.1 million, inclusive of attorney’s fees, and final judgment has been entered by the court.
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
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Authorizations	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Authorizations
April 1 - April 30	243,575	$93.37	243,575	30,650,656
May 1 - May 18	275,823	$90.31	275,823	30,374,833
May 19 - May 31	163,750	$88.56	163,750	33,878,500
June 1 - June 30	412,294	$89.64	412,294	33,466,206
Total	1,095,442	$90.48	1,095,442	33,466,206
On May 19, 2023, our shareholders approved a share repurchase authorization of up to 34,042,250 shares of our ordinary shares, through November 19, 2024, which superseded any prior repurchase authorizations. The maximum number of shares that may yet be purchased is not necessarily an indication of the number of shares that will ultimately be purchased.
Item 4.    MINE SAFETY DISCLOSURES
Not applicable.

Item 5.    OTHER INFORMATION
During the three months ended June 30, 2023, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 6.     EXHIBITS

Exhibit Number	Description

4.1
Indenture, among LYB International Finance III, LLC, as Issuer, LyondellBasell Industries N.V., as Guarantor, and Wells Fargo Bank, National Association, as Trustee, dated as of October 10, 2019 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on October 10, 2019)

4.2
Supplemental Indenture, among LYB International Finance III, LLC, as Issuer, LyondellBasell Industries N.V., as Guarantor, Computershare Trust Company, N.A., as Base Trustee (as successor to Wells Fargo Bank, National Association) and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of May 17, 2023 (incorporated by reference to Exhibit 4.44 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-3 (File No. 333-261639) filed with the SEC on May 17, 2023)

4.3
Officer’s Certificate of LYB International Finance III, LLC relating to the 5.625% Guaranteed Notes due 2033, dated as of May 19, 2023 (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on May 19, 2023)

4.4
Form of LYB International Finance III, LLC’s 5.625% Guaranteed Notes due 2033 (included in Exhibit 4.3) (incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K filed with the SEC on May 19, 2023)

10.1*
Fifth Amendment to Receivables Purchase Agreement, dated as of May 31, 2023, among LYB Receivables LLC, as seller, Lyondell Chemical Company, as servicer, the conduit purchasers, related committed purchasers, LC participants and purchaser agents party thereto, the other parties thereto and Mizuho Bank, Ltd., as Administrator and LC Bank

10.2*
Amendment No. 1 to Second Amended and Restated Credit Agreement, dated as of May 31, 2023, among LyondellBasell Industries N.V. and LYB Americas Finance Company LLC, as Borrowers, the Lenders from time to time party thereto , Citibank, N.A., as Administrative Agent

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32*	Certifications pursuant to 18 U.S.C. Section 1350

101.INS*	XBRL Instance Document–The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Schema Document

Exhibit Number	Description

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LYONDELLBASELL INDUSTRIES N.V.

Date:	August 4, 2023
/s/ Chukwuemeka A. Oyolu
Chukwuemeka A. Oyolu
Senior Vice President,
Chief Accounting Officer and Investor Relations
(Principal Accounting Officer)