Form 10-K
period 2023-12-31
LyondellBasell Industries N.V.
filed 2024-02-22
CIK 1489393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☑  Yes    ☐  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes     ☑  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☑  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☑  No
The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price on that date of $91.83, was $23.6 billion. For purposes of this disclosure, in addition to the registrant’s executive officers and members of its Board of Directors, the registrant has included Access Industries, LLC and its affiliates as “affiliates.”
The registrant had 324,523,140 shares of common stock outstanding at February 20, 2024 (excluding 15,899,358 treasury shares).
Documents incorporated by reference:
Portions of the 2024 Proxy Statement, in connection with the Company’s 2024 Annual Meeting of Shareholders (in Part III), as indicated herein.

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
•our ability to execute and achieve expected results of our value enhancement program;
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
Our financial performance is influenced by the supply and demand for our products, the cost and availability of feedstocks and commodity products, global and regional production capacity, our operational efficiency and our ability to control costs. We have a strong operational focus and, as a large volume producer of commodities, continuously strive to differentiate ourselves through safe, reliable and low-cost operations in all of our businesses. We purchase large quantities of natural gas, electricity and steam which we use as energy to fuel our facilities and purchase large quantities of natural gas liquids and crude oil derivatives which we use as feedstocks. The relatively low cost of natural gas-derived raw materials in the U.S. versus the global cost of crude oil-derived raw materials has had a significant positive influence on the profitability of our North American operations.
In March 2023, we introduced our new strategy to deliver sustainable solutions and profitable long-term growth.
Our strategy aims to drive focus, differential growth and value creation through three strategic pillars:
Growing and upgrading the core—We expect to reshape our business portfolio to support growth, increase resiliency and drive higher returns. We will leverage our legacy strengths in technology, cost management, operational excellence and our global reach to focus on businesses with leading positions in growing markets with advantaged feedstocks and attractive returns.
Building a profitable Circular & Low Carbon Solutions (“CLCS”) business—We expect our CLCS business will grow to become a leader in meeting the rapidly growing demand for sustainable solutions at scale. We are building a comprehensive platform for sourcing recycled and renewable feedstocks while leveraging our innovative technologies and our existing asset base to serve our customers’ needs for sustainable materials. Our CLCS business is a part of our O&P-Americas and O&P-Europe, Asia, International segments.
Stepping up performance and culture—We aim to unlock significant opportunities by reshaping our culture toward a more comprehensive focus on continuous value creation, including the transformation of our Advanced Polymer Solutions business.
Our strategy is supported by an experienced leadership team, an optimized organizational structure and an ownership mindset; our strong cash generation and an investment-grade balance sheet; our advantaged cost position and global scale; our robust Value Enhancement Program (“VEP”); and our disciplined approach to capital allocation.

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
Effective January 1, 2023, our Catalloy and polybutene-1 businesses were moved from the APS segment and reintegrated into the O&P-Americas and O&P-EAI segments. This move allows the APS team to focus on our compounding and solutions business, and to develop a more agile operating model with meaningful regional and segment growth strategies.
Financial information about our business segments and geographical areas can be found in Note 21 to the Consolidated Financial Statements. Information about the locations where we produce our primary products can be found under “Description of Properties.” No single customer accounted for 10% or more of our total revenues in 2023, 2022 or 2021.
Olefins and Polyolefins Segments Generally
We are one of the leading worldwide producers of olefins and polyethylene (“PE”) and we are the world’s second largest producer of polypropylene (“PP”). We manage our olefin and polyolefin business in two reportable segments, O&P-Americas and O&P-EAI.
Olefins & Co-products—Ethylene is the most significant petrochemical in terms of worldwide production volume and is the key building block for PE and many other chemicals and plastics. Ethylene is produced by steam cracking hydrocarbons such as ethane, propane, butane and naphtha. This production results in co-products such as aromatics and other olefins, including propylene and butadiene. Ethylene and its co-products are fundamental to many parts of the economy, including the production of consumer products, packaging, housing and automotive components and other durable and nondurable goods. Olefins & co-products sales accounted for approximately 9%, 9% and 11% of our consolidated revenues in 2023, 2022 and 2021, respectively.
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
Polyethylene—We produce high density polyethylene (“HDPE”), low density polyethylene (“LDPE”) and linear low-density polyethylene (“LLDPE”). PE sales accounted for approximately 18%, 19% and 22% of our consolidated revenues in 2023, 2022 and 2021, respectively.

Polypropylene—We produce PP homopolymers and copolymers. PP sales accounted for approximately 14%, 15% and 19% of our consolidated revenues in 2023, 2022 and 2021, respectively.
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
Based on published capacity data and including our proportionate share of joint ventures, we believe as of December 31, 2023, we were:
•the third largest producer of ethylene in North America, with ethylene capacity of 6.2 million tons per year;
•the third largest producer of PE in North America with capacity of 4.1 million tons per year; and
•the second largest producer of PP in North America, with capacity of 1.9 million tons per year, including approximately 290 thousand tons of Catalloy capacity.
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
Joint Venture Relationships—We participate in several manufacturing joint ventures in Saudi Arabia, China, Poland, South Korea, and Thailand. We do not hold majority interests in any of these joint ventures, nor do we have operational control. These joint ventures provide us with annual production capacity of approximately 1.6 million tons of PP, approximately 1.2 million tons of olefins and approximately 760 thousand tons of PE. These capacities are based on our percentage ownership interest in the joint ventures’ total capacities.

We generally license our polyolefin process technologies and supply catalysts to our joint ventures through our Technology segment. Some of our joint ventures are able to source cost advantaged raw materials from their local shareholders.
In November 2017 we acquired a 50% interest in Quality Circular Polymers (“QCP”), a mechanical recycling joint venture. In April 2023, we acquired the remaining 50% interest in QCP resulting in QCP becoming a wholly-owned subsidiary. The QCP plants, located in The Netherlands and Belgium, are capable of converting consumer waste into 55 thousand tons of recycled polypropylene and recycled high-density polyethylene annually.
Raw Materials—Raw material cost is the largest component of the total cost for the production of olefins and co-products. The primary raw material used in our European olefin facilities is naphtha; however, we also have the capability to displace up to half of our European assets’ naphtha needs with other feedstocks, such as liquified petroleum gases. We have flexibility to vary the raw material mix and process conditions in our plants in order to maximize profitability as market prices for both feedstocks and products change.
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
Based on published capacity data and including our proportionate share of our joint ventures, we believe as of December 31, 2023, we were:
•the fifth largest producer of ethylene in Europe with an ethylene capacity of 1.9 million tons per year;
•the largest producer of PE in Europe with 2.1 million tons per year of capacity; and
•the largest producer of PP in Europe with 2.7 million tons per year of capacity, including approximately 280 thousand tons of Catalloy capacity.
Intermediates and Derivatives Segment
Overview—Our I&D segment produces and markets propylene oxide (“PO”) and its derivatives, oxyfuels and related products, and intermediate chemicals such as styrene monomer (“SM”), acetyls, and ethylene oxides and derivatives.
PO and Derivatives—We produce PO through two distinct technologies, one of which yields tertiary butyl alcohol (“TBA”) as the co-product and the other of which yields SM as the co-product. The two technologies are mutually exclusive with dedicated assets for manufacturing either PO/TBA or PO/SM. PO is an intermediate commodity chemical and is a precursor of polyols, propylene glycol, propylene glycol ethers and butanediol. PO and derivatives are used in a variety of durable and consumable items with key applications such as polyurethanes used for insulation, automotive/furniture cushioning, coatings, surfactants, synthetic resins and several other household usages. In 2023, we started up a world-scale PO/TBA plant in Houston, Texas, which has the capacity to produce 470 thousand tons of PO and 1.0 million tons of TBA per year.

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
We sell our oxyfuels and related products under market and cost-based sales agreements and in the spot market. Oxyfuels are transported by barge, marine vessel and tank truck and are used as octane blending components worldwide outside of the U.S. due to their blending characteristics and emission benefits. C4 chemicals, such as high-purity isobutylene, are sold to producers of synthetic rubber and other chemical products primarily in the U.S. and Europe, and are transported by railcar, tank truck, pipeline and marine shipments. The sales of oxyfuels and related products accounted for approximately 14%, 11% and 8% of our consolidated revenues in 2023, 2022 and 2021, respectively.
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
Joint Venture Relationships—We have two PO joint ventures with Covestro AG, one in the U.S. and one in Europe. We operate all production facilities for the PO joint ventures. Our proportional production capacity provided through this venture is approximately 160 thousand tons of PO and approximately 340 thousand tons of SM. We do not share marketing or product sales for these PO joint ventures. We also have two joint venture manufacturing relationships in China with China Petroleum & Chemical Corporation (“Sinopec”). The first joint venture provides us with production capacity of approximately 50 thousand tons of PO per year. The second joint venture provides us with annual production capacity of approximately 140 thousand tons of PO and 300 thousand tons of SM. We market our share of the joint ventures production in the Chinese market. These capacities are based on our operational share of the joint ventures’ total capacities.
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
Based on published capacity data and including our proportionate share of our joint ventures, we believe as of December 31, 2023, we were:
•the second largest producer of PO worldwide; and
•the largest producer of oxyfuels worldwide.
Other—During the fourth quarter of 2023, we entered into an agreement to sell our U.S. Gulf Coast-based ethylene oxide & derivatives business along with the production facility located in Bayport, TX for cash consideration of $700 million. The EO&D business had been identified as a non-core business. The transaction is expected to close in the second quarter of 2024 following completion of the planned maintenance at the facility and is subject to regulatory and other customary closing conditions.
Advanced Polymer Solutions Segment
Overview—Our APS segment produces and markets compounding and solutions, such as polypropylene compounds, engineered plastics, masterbatches, engineered composites, colors and powders.
Our polypropylene compounds are produced from blends of polyolefins and additives and are largely focused on automotive applications. Engineered plastics and engineered composites add value for more specialized high-performance applications used across a variety of industries. Masterbatches are compounds that provide differentiated properties when combined with commodity plastics used in packaging, agriculture and durable goods applications. Specialty powders are largely used to mold toys, industrial tanks and sporting goods such as kayaks. Performance colors provide powdered, pelletized and liquid color concentrates for the plastics industry.

Sales & Marketing / Customers—Our products are sold through our regional sales organizations to a broad base of established customers and distributors. These products are transported to our customers primarily by either truck or bulk rail.
Joint Venture Relationships—We participate in several manufacturing joint ventures in Saudi Arabia, Indonesia and Thailand. We hold majority interests and have operational control of the joint ventures in Indonesia. We do not hold majority interests in any of the remaining joint ventures, nor do we have operational control. These ventures provide us with production capacity of approximately 70 thousand tons of compounding and solutions. These capacities are based on our percentage ownership interest in the joint ventures’ total capacities.
Raw Materials—The principal materials used in the production of our products are polypropylene, polyethylene, polystyrene, nylon and titanium dioxide. Raw materials required for the production of our products are obtained from our wholly owned or joint venture facilities and from a number of major plastic resin producers or other suppliers at market-based prices.
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
Sales & Marketing / Customers—The Houston refinery’s products are primarily sold in bulk to other refiners, marketers, distributors and wholesalers at market-related prices. Most of the Houston refinery’s products are sold under contracts with a term of one year or less or are sold in the spot market. The Houston refinery’s products generally are transported to customers via pipelines and terminals owned and operated by other parties. The sales of refined products accounted for approximately 22%, 22% and 16% of our consolidated revenues in 2023, 2022 and 2021, respectively.
Raw Materials—Our Houston refinery, which is located on the Houston Ship Channel in Houston, Texas, has a crude oil processing capacity of approximately 268 thousand barrels per day on a calendar day basis (normal operating basis), or approximately 292 thousand barrels per day on a stream day basis (maximum achievable over a 24-hour period). The Houston refinery is a full conversion refinery designed to refine heavy, high-sulfur crude oil. This crude oil is more viscous and denser than traditional crude oil and contains higher concentrations of sulfur and heavy metals, making it more difficult to refine into gasoline and other high-value fuel products. As a result, high-sulfur crude oil has historically been less costly to purchase than light, low-sulfur crude oil. U.S. production is predominantly light sweet crude and much of the heavy crude used in production has generally been imported from Canada, Mexico and other global producers, and has at times been subject to supply disruptions.
We purchase the crude oil used as a raw material for the Houston refinery on the open market on a spot basis and under a number of supply agreements with regional producers, generally with terms varying from three months to one year.

Industry Dynamics / Competition—Our refining competitors are major integrated oil companies, refineries owned or controlled by foreign governments and independent domestic refiners. Based on published data, as of November 2023, there were 126 operable crude oil refineries in the U.S., and total U.S. refinery capacity was approximately 18 million barrels per day. During 2023, the Houston refinery processed an average of approximately 237 thousand barrels per day of heavy crude oil.
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
A crack spread is a benchmark indication of refining margins based on the processing of a specific type of crude oil into an assumed selection of major refined products. The Houston refinery generally tracks the Maya 2-1-1 crack spread, which represents the difference between the current month U.S. Gulf Coast price of two barrels of Maya crude oil as set by Petróleos Mexicanos and one barrel each of U.S. Gulf Coast Reformulated Blendstock for Oxygen Blending Gasoline and of U.S. Gulf Coast Ultra Low Sulfur Diesel. While these benchmark refining spreads are generally indicative of the level of profitability at the Houston refinery and similarly configured refineries, there are many other factors specific to each refinery and the industry in general, such as the price of other crude oils used in processing and the value of refinery by-products, which influence operating results. Refinery by-products are products other than gasoline and distillates that represent about one-third of the total product volume, and include coke, sulfur, and lighter materials such as NGLs and crude olefins streams. The cost of Renewable Identification Numbers (“RINs”), which are renewable fuel credits mandated by the U.S. Environmental Protection Agency (the “EPA”), can also affect profitability.
Other—After thoroughly analyzing our options, we determined that exiting the refining business no later than the end of the first quarter of 2025 is the best strategic and financial path forward for the Company. Our exit from the refining business progresses our greenhouse gas emission reduction goals, and the site’s prime location gives us more options for advancing our future strategic objectives, including circularity.
Technology Segment
Overview—Our Technology segment develops and licenses chemical and polyolefin process technologies and manufactures and sells polyolefin catalysts. We market our process technologies and our polyolefin catalysts to external customers and also use them in our own manufacturing operations. Over the past three years, approximately 20% of our catalyst sales were sold internally to other segments.
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

In 2023, 2022 and 2021, our R&D expenditures were $130 million, $124 million and $124 million, respectively. A portion of these expenses are related to technical support and customer service and are allocated to the other business segments. In 2023, 2022, and 2021 approximately 45% to 50% of all R&D costs were allocated to business segments other than Technology.
GENERAL
Intellectual Property
We maintain an extensive patent portfolio and continue to file new patent applications in the U.S. and other countries. As of December 31, 2023, we owned approximately 6,200 patents and patent applications worldwide. Our patents and trade secrets cover our processes, products and catalysts and are significant to our competitive position, particularly with regard to PO, intermediate chemicals, petrochemicals, polymers and our process technologies. While we believe that our intellectual property provides competitive advantages, we do not regard our businesses as being materially dependent upon any single patent, trade secret or trademark. Some of our production capacity operates under licenses from third parties.
Environmental
Most of our operations are affected by national, state, regional and local environmental laws. Matters pertaining to the environment are discussed in Part I, Item 1A. Risk Factors; Part I, Item 3. Legal Proceedings; Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; and Notes 2 and 18 to the Consolidated Financial Statements.
We have made, and intend to continue to make, the expenditures necessary for compliance with applicable laws and regulations relating to environmental, health and safety matters. We incurred capital expenditures of $256 million in 2023 for health, safety and environmental compliance purposes and improvement programs, and estimate such expenditures to be approximately $246 million in 2024 and $288 million in 2025.
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
Sustainability
Our sustainability goals center on addressing three global challenges: ending plastic waste, taking climate actions and advancing a thriving society.
Ending Plastic Waste—We have a goal to produce and market at least two million metric tons of recycled and renewable-based polymers annually by 2030, which represents approximately 20% of our 2023 global sales of polyethylene and polypropylene.
We have invested upstream to secure plastic waste material needed to deliver on our ambition. In 2023, we expanded our mechanical and advanced recycling capacity globally through investments and commercial agreements in Europe, Asia, and North America. We also made the final investment decision to build our first industrial-scale advanced recycling plant at our site in Wesseling, Germany, using our proprietary MoReTec technology to convert post-consumer plastic waste into feedstock for production of new plastic materials.
These activities will enable us to deliver our customer’s and society’s increasing demand for more sustainable solutions and help ending plastic waste going to landfills and incineration.

Taking Climate Action—We are dedicated to providing solutions to the market to help enable the transition towards a low carbon world. Our 2030 goal is to reduce scope 1 and 2 greenhouse gas (“GHG”) emissions reduction by 42% by 2030 and reduce our scope 3 emissions by 30% relative to a 2020 baseline. Our previously announced goal to achieve net zero scope 1 and 2 GHG emissions from global operations by 2050 remains unchanged.
Certain GHG emissions reduction initiatives planned for implementation by 2030 are expected to begin in the near-term as we plan to leverage existing asset turnaround schedules for our largest sites. In 2024, our Wesseling site in Germany is planning implementation of process heat recovery projects, electrification of a large process turbine and optimization of steam demand, including phasing out the use of coal, reducing scope 1 emissions by 150 thousand metric tons annually when compared to the average for 2019 and 2020. In 2025, we plan to optimize heat equipment at our Channelview site in Texas through advanced digitization, efficiency improvements and fuel management.
We also aim to secure at least 50% of our global electricity from renewable sources by 2030. As of December 2023, we have executed power purchase agreements achieving almost 90% of our 2030 target. These agreements will generate an estimated 3.7 million megawatt hours of renewable electricity annually and reduce our scope 2 emissions by more than 1.3 million metric tons of carbon emissions.
Our plans to close the Houston refinery no later than the end of the first quarter 2025 is expected to reduce our scope 1 and scope 2 GHG emissions by more than 3 million metric tons annually and scope 3 emissions by approximately 40 million metric tons annually. We are evaluating multiple options to transform the site for future growth, including recycled and renewable-based feedstocks and green and blue hydrogen.
As we progress in our efforts to achieve our goal to produce and market at least two million metric tons of recycled and renewable based products, the corresponding increases in recycling rates will positively impact scope 3 emissions. We expect the emissions reductions from accomplishing this goal to be incremental to plans we currently have to reduce our scope 3 emissions by 30% by 2030. We estimate approximately 1 million metric tons of scope 3 reductions from achieving our circularity ambition.
Our ambition to achieve net zero by 2050 will need to be enabled by the development and deployment of new technology, including those related to cracker electrification, the use of hydrogen, carbon capture and storage, carbon utilization and other technologies, across our manufacturing footprint.
Advancing a Thriving Society—By working to advance a thriving society, we make a positive impact far beyond our company and create long-term value for our stakeholders. We are creating solutions for everyday sustainable living, working to ensure the safety and well-being of our colleagues by holding ourselves to the highest standards, embracing different backgrounds and perspectives, promoting equity and respect among our global colleagues and in our communities, and aligning our suppliers’ values with our own.
Capital Budget—We estimate capital spending to support our sustainability goals will represent approximately 20% of our total capital expenditures over the next two years. We also anticipate incurring costs for environmental compliance, including compliance with potential legislation and potential regulation related to climate change in subsequent periods.
Human Capital
Our success as a company is tied to the passion, knowledge and talent of our global team. To achieve our purpose of creating solutions for everyday sustainable living, we must attract top performers and equip them with the tools needed to continuously grow and leverage their potential. Key areas of focus for 2023 include Stepping up Performance and Culture, Diversity, Equity and Inclusion (“DEI”) and Global Talent Development.
Stepping up Performance and Culture—In 2023, we introduced a new long-term strategy and began the transformation of our company culture, including shifting to a more comprehensive view of value creation and customer centricity. Our culture emphasizes the role we seek to play in the world, what we uniquely deliver, and how we behave.

Diversity, Equity, Inclusion—DEI remained a key focus area in 2023. Our efforts reflect a holistic, multi-year strategy to improve representation, ensure fairness, and increase visibility and accountability to leadership.
Demographics—As of December 31, 2023 we had approximately 20 thousand employees. Our employee demographics, excluding temporary employees, consisted of:
U.S. Underrepresented population (“URP”) is based on reporting for the U.S. Equal Employment Opportunity Commission and includes employees who self-identify as Hispanic or Latino, Black or African American, Asian or Pacific Islander, Indian, Alaskan Native, Native Hawaiian or two or more races. Employees who self-identify as White or Caucasian are considered U.S. Non-Underrepresented.
Diversity (Representation)— In 2022, we set five-year aspirational goals to increase the number of female senior leaders globally to at least 33% and the number of underrepresented senior leaders in the U.S. to 29%, a 50% increase in both groups relative to 2022. By 2032, we have committed to achieving gender parity in senior leadership globally and URP parity in U.S. senior leadership. These ambitious goals demonstrate our commitment to having a diverse group of leaders.
In 2023, women represented 25% of global senior leadership roles, an increase from 22% in 2022. The increase in representation is the result of increased external hiring and improved attrition. In the U.S., 19% of senior leaders were from underrepresented groups. For URP, hiring, promotions, and attrition all improved. Job growth in the U.S. senior leader population, however, resulted in flat overall representation when compared to 2022.
Equity (Fairness)—Our efforts on equity are focused on ensuring that our systems and processes are fair to all employees. Our goal in this area is for all employees to believe they are being treated fairly. In 2023, we completed a pay equity review and performance analysis that involved approximately 13,500 employees, comparing pay for like jobs and focusing on base pay for gender (globally) and ethnicity (U.S. only). Consistent with 2022 findings, the review reflected that pay is generally administered fairly. In 2023, our analysis led to a pay review for approximately 380 employees. Ultimately, after additional review, we adjusted the base salary of approximately 50 employees, half of whom are female and/or underrepresented.
Inclusion (Belonging)—Like equity, we desire a culture where all of our employees feel they are included and belong. To drive change, we introduced new competencies, including one dedicated to promoting inclusion. We focus our inclusion efforts on learning and education, outreach, and our six global employee networks. In 2023, we achieved 18% participation, an increase from 15% in 2022. Network programming is strongly tied to career development and business and community impact. Our engagement survey indicates that participants in our employee networks are 20% more engaged than employees who are not members of a network.

Code of Conduct and Human Rights Policy—Our Code of Conduct establishes our expectations on topics such as respect in the workplace, anti-corruption, conflicts of interest, trade compliance, anti-trust and competition law, insider trading, sanctions, misconduct and political donations. It is available in seventeen languages on our company website. New employees are trained on the Code of Conduct, and all employees receive annual refresher training. We also have a human rights policy that establishes our standards for workforce health and safety; prevention of discrimination, harassment and retaliation; diversity and inclusion; workplace security; working conditions and fair wages; freedom of association; freely chosen employment; and child labor protections.
Global Talent Development and Engagement—We provide opportunities for growth through training and other development programs. In 2023, we expanded our LYB University, which includes formal learning and development resources to empower our employees to grow their capabilities. Through our leadership development framework, we had approximately 400 leaders participate in a structured leadership development program tailored to different stages in their career.
Safety, Employee Health and Well-Being—We are committed to providing a safe workplace, free from recognized hazards, and we comply with all applicable health and safety laws and recognized standards to achieve a goal of zero incidents, zero injuries and zero accidents. We cultivate a GoalZERO mindset with clear standards, regular communication, training, and targeted campaigns and events, including our annual Global Safety Day.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Our executive officers as of February 22, 2024 were as follows:

Name and Age	Significant Experience

Peter Vanacker, 57	Chief Executive Officer since May 2022.

President, Chief Executive Officer and Chair of the Executive Committee of Neste Corporation, a renewable products company From September 2018 to May 2022.

Chief Executive Officer and Managing Director of the CABB Group, a global supplier of fine and specialty chemicals from April 2015 to August 2018.

Tracey Campbell, 57	Executive Vice President, Sustainability and Corporate Affairs since October 2022.

Vice President, Public Affairs from November 2020 to September 2022.

Director, Polyolefins Asia Pacific from July 2018 to October 2020.

Director, North America Feedstock Supply from April 2015 to June 2018.

Trisha Conley, 51	Executive Vice President, People and Culture since February 2023.

Senior Vice President, People Development of Renewable Energy Group, a renewable energy company, from August 2020 to January 2023.

Vice President of Human Resources, Fuels North America and Head of Country (United States) for Downstream Human Resources at BP, a global energy provider, from July 2015 to July 2020.

Kim Foley, 57
Executive Vice President, Intermediates and Derivatives and Refining since October 2022.

Senior Vice President, HSE, Global Engineering and Turnarounds from August 2020 to September 2022.

Vice President, Health, Safety and Environment from October 2019 to July 2020.

Site Manager at Channelview from May 2017 to October 2019.

Dale Friedrichs, 60
Executive Vice President, Operational Excellence and HSE since October 2022.

Interim Executive Vice President, People and Culture from October 2022 to February 2023.

Senior Vice President, Human Resources and Global Projects from August 2020 to September 2022.

Vice President, Human Resources from October 2019 to July 2020.

Vice President, Health, Safety, Environment and Security from February 2017 to October 2019.

Name and Age	Significant Experience

Jeffrey Kaplan, 55	Executive Vice President and General Counsel since October 2022. Executive Vice President, Legal & Public Affairs and Chief Legal Officer from March 2015 to September 2022.

Kenneth Lane, 55
Executive Vice President, Olefins & Polyolefins since October 2022.

Executive Vice President, Global Olefins and Polyolefins from July 2019 to September 2022.

Interim Chief Executive Officer from January 2022 to May 2022.

President, Monomers Division at BASF, a German chemical company, from January 2019 to July 2019.

President, Global Catalysts at BASF from June 2013 to December 2018.

Michael McMurray, 59	Executive Vice President and Chief Financial Officer since November 2019.

Senior Vice President and Chief Financial Officer at Owens Corning, a global manufacturer of insulation, roofing and fiberglass composites, from August 2012 to November 2019.

Torkel Rhenman, 60
Executive Vice President, Advanced Polymer Solutions since October 2022.

Executive Vice President, Intermediates & Derivatives, and Refining from August 2020 to September 2022.

Executive Vice President, Intermediates & Derivatives from July 2019 to July 2020.

Chief Executive Officer and Director of Lhoist Group, a privately held minerals and mining company, from 2012 to 2017.

James Seward, 56	Executive Vice President and Chief Innovation Officer since October 2022.

Senior Vice President, Research & Development, Technology and Sustainability from August 2020 to September 2022.

Senior Vice President, Technology Business, Sustainability, and Olefins & Polyolefins, Europe, Asia and International Joint Venture Management from September 2018 to July 2020.

Vice President, Joint Ventures and International Marketing from May 2014 to August 2018.

Name and Age	Significant Experience

Yvonne van der Laan, 52	Executive Vice President, Circular and Low Carbon Solutions since October 2022.

Senior Director, Global Circularity from May 2022 to September 2022.

Director, Olefins & Optimizations, Europe from September 2019 to April 2022.

Vice President, Industry & Bulk Cargo for the Port of Rotterdam, the largest seaport in Europe, from February 2016 to September 2019.

Description of Properties
Our principal manufacturing facilities as of December 31, 2023 are set forth below and are identified by the principal segment or segments using the facility. All of the facilities are wholly owned, except as otherwise noted.

Location	Segment

Americas
Bayport (Pasadena), Texas(1)	I&D
Bayport (Pasadena), Texas	O&P-Americas
Channelview, Texas	O&P-Americas
Channelview, Texas(1)(2)	I&D
Chocolate Bayou, Texas	O&P-Americas
Clinton, Iowa	O&P-Americas
Corpus Christi, Texas	O&P-Americas
Edison, New Jersey	O&P-Americas
Houston, Texas	Refining
La Porte, Texas(3)	O&P-Americas
La Porte, Texas(3)	I&D
Lake Charles, Louisiana	O&P-Americas
Lake Charles, Louisiana(4)	O&P-Americas
Matagorda, Texas	O&P-Americas
Morris, Illinois	O&P-Americas
Victoria, Texas†	O&P-Americas
Europe
Berre l’Etang, France	O&P-EAI
Botlek, Rotterdam, The Netherlands†	I&D
Brindisi, Italy	O&P-EAI
Carrington, UK†	O&P-EAI
Ferrara, Italy	O&P-EAI
Technology
Fos-sur-Mer, France†	I&D
Frankfurt, Germany†	O&P-EAI
Technology
Knapsack, Germany†	O&P-EAI
APS
Kerpen, Germany	APS
Ludwigshafen, Germany†	Technology
Maasvlakte, The Netherlands(5)†	I&D
Moerdijk, The Netherlands†	O&P-EAI
Münchsmünster, Germany	O&P-EAI
Tarragona, Spain(6)†	O&P-EAI
APS
Wesseling, Germany	O&P-EAI
Asia-Pacific
Panjin, China(7)†	O&P-EAI
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
(4)The Lake Charles facility is owned by the Louisiana Integrated PolyEthylene JV LLC joint venture and is located on land owned by the joint venture.
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
The costs of raw materials and energy represent a substantial portion of our operating expenses. Due to the significant competition we face and the commodity nature of many of our products we are not always able to pass on raw material and energy cost increases to our customers. When we do have the ability to pass on the cost increases, we are not always able to do so quickly enough to avoid adverse impacts on our results of operations. For example, during 2022, increases in costs for energy and raw materials, and the related decline in demand for our products, resulted in the reduction of operating rates or delayed restart of operations at several of our sites in Europe.
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

Our ability to source raw materials or deliver products may be adversely affected by political instability, civil disturbances or other governmental actions.
We obtain a portion of our principal raw materials from sources in the Middle East and Central and South America that may be less politically stable than other areas in which we conduct business. Political instability, civil disturbances and actions by governments in these areas are more likely to substantially increase the price and decrease the supply of raw materials necessary for our operations or impair our ability to deliver products to customers, which could have a material adverse effect on our results of operations.
Incidents of civil unrest, including terrorist attacks and demonstrations that have been marked by violence, have occurred in a number of countries, including in the Middle East and South America. Some political regimes in these countries are threatened or have changed as a result of such unrest. Political instability and civil unrest could continue to spread in the region and involve other areas. Such unrest, if it continues to spread or grow in intensity, could lead to civil wars, regional conflicts or regime changes resulting in governments that are hostile to countries in which we conduct substantial business, such as in the U.S., Europe or their respective trading partners.
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
We may use our $3,250 million revolving credit facility, which backs our commercial paper program, to meet our cash needs, to the extent available. As of December 31, 2023, we had no borrowings or letters of credit outstanding under the facility and no borrowings outstanding under our commercial paper program, leaving an unused and available credit capacity of $3,250 million. We may also meet our cash needs by selling receivables under our $900 million U.S. Receivables Facility. As of December 31, 2023, we had no borrowing or letters of credit outstanding and availability of $900 million under this facility. In the event of a default under our credit facilities or any of our senior notes, we could be required to immediately repay all outstanding borrowings and make cash deposits as collateral for all obligations the facility supports, which we may not be able to do. Any default under any of our credit arrangements could cause a default under many of our other credit agreements and debt instruments. Without waivers from lenders party to those agreements, any such default could have a material adverse effect on our ability to continue to operate.

Risks Related to our Operations
Our operations are subject to risks inherent in chemical and refining businesses, and we could be subject to liabilities for which we are not fully insured or that are not otherwise mitigated.
We maintain property, business interruption, product, general liability, casualty and other types of insurance that we believe are appropriate for our business and operations as well as in line with industry practices. However, we are not fully insured against all potential hazards incident to our business, including losses resulting from natural disasters or climate-related exposures, wars or terrorist acts. Changes in insurance market conditions have caused, and may in the future cause, premiums and deductibles for certain insurance policies to increase substantially and, in some instances, for certain insurance to become unavailable or available only for reduced amounts of coverage. If we were to incur a significant liability for which we were not fully insured, we might not be able to finance the amount of the uninsured liability on terms acceptable to us, or at all, and might be obligated to divert a significant portion of our cash flow from normal business operations.
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
Delays or cost increases related to capital spending programs involving engineering, procurement and construction of facilities could materially adversely affect our ability to achieve forecasted internal rates of return and operating results, or impair our ability to meet our sustainability or other targets or goals. For example, higher costs arising from delaying construction of our world-scale PO/TBA plant in Houston including more extensive civil construction and unexpected tariffs on materials, increased our costs and impacted our projected rate of return on the project. Delays in making required changes or upgrades to our facilities could subject us to fines or penalties as well as affect our ability to contract with our customers and supply certain products we produce. Such delays or cost increases may arise as a result of unpredictable factors, many of which are beyond our control, including:
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
Shared control or lack of control of joint ventures or equity investments may delay decisions or actions regarding our joint ventures, or adversely affect our financial results.
A portion of our operations are conducted through joint ventures or equity investments, where control may be exercised by or shared with unaffiliated third parties. We cannot control the actions or ownership of these partners, including any nonperformance, default or bankruptcy of the joint venture or its partners. The joint ventures that we do not control may also lack financial reporting systems to provide adequate and timely information for our reporting purposes.
Our joint venture partners may have different interests or goals than we do and may take actions contrary to our requests, policies or objectives. Differences in views among the joint venture participants also may result in delayed decisions or in failures to agree on major matters, potentially adversely affecting the business and operations of the joint ventures and in turn our business and operations. We may develop a dispute with any of our partners over decisions affecting the venture that may result in litigation, arbitration or some other form of dispute resolution. If a joint venture participant acts contrary to our interest, or is unsuccessful in conducting its business, it could harm our brand, business, results of operations and financial condition.
We may be required to record material charges against our earnings due to any number of events including impairments of our assets.
We may be required to reduce production or idle facilities for extended periods of time or exit certain businesses as a result of the cyclical nature of our industry. Specifically, oversupplies of or lack of demand for particular products or high raw material prices may cause us to reduce production. We may choose to reduce production at certain facilities because we have off-take arrangements at other facilities, which make any reductions or idling unavailable at those facilities. For example, during the fourth quarter of 2023, we identified an impairment trigger related to the adverse financial performance of our European PO joint venture which resulted in a non-cash impairment charge of $192 million.
Any decision to permanently close facilities or exit a business may result in impairment and other charges to earnings. For example, in April 2022, the Finance Committee of the Board of Directors of the Company approved a plan to exit the refining business, resulting in the recognition of $334 million and $187 million of expense in 2023 and 2022, respectively.
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
Our results of operations can be materially affected by adverse conditions in the financial markets and depressed economic conditions generally. Economic downturns in the businesses and geographic areas in which we sell our products could substantially reduce demand for our products and result in decreased sales volumes and increased credit risk. Recessionary environments adversely affect our business because demand for our products is reduced, particularly from our customers in industrial markets generally and the automotive and housing industries specifically, and may result in higher costs of capital. A significant portion of our revenues and earnings are derived from our business in Europe. In addition, most of our European transactions and assets, including cash and receivables, are denominated in euros.
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

Jurisdictions in which we operate, including, in particular, the European Union (EU), are preparing national legislation and protection plans to implement their emission reduction commitments under the Paris Agreement. In June 2021, the European Climate Law set legally binding targets of net zero GHG emissions by 2050, and a 55% reduction in GHG emissions by 2030. Throughout 2023, a series of legislative reforms arising out of the EU’s ‘Fit for 55’ package of proposals have been adopted and are in the process of being implemented, including reforms to the EU Emissions Trading System (ETS), and the introduction of a Carbon Border Adjustment Mechanism. Our operations in Europe participate in the ETS and we meet our obligations through a combination of free and purchased emission allowances. We anticipate that these regulations will result in an accelerated reduction of our free allowances and higher market prices for purchased allowances. These and other future regulations could result in increased costs, additional capital expenditures, and/or restrictions on operations.
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
Legislation and regulatory initiatives could lead to a decrease in demand for our products or reputational harm.
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

U.S. state and federal regulators, international regulators, investors, consumers and other stakeholders are focused on environmental, social, and governance (“ESG”) considerations. ESG disclosure obligations have required and may continue to require us to implement new practices and reporting processes, and have created and will continue to create additional compliance risk. If we are unable to meet our circularity, greenhouse gas reduction, diversity or other goals, or if we are perceived by regulators, customers, stockholders or employees to have not responded appropriately to the growing concern for these issues, our reputation, and therefore our ability to sell our products, could be negatively impacted. If, as a result of their assessment of our ESG performance, certain investors are unsatisfied with our actions or progress, they may reconsider their investment in our shares or debt securities. Providers of debt and equity financing may also consider our sustainability performance and external ESG ratings, which we have limited ability to influence, which could impact our cost of capital and adversely affect our business.
The physical impacts of climate change can negatively impact our facilities and operations.
Potential physical impacts of climate change include increased frequency and severity of hurricanes and floods as well as freezing conditions, tornadoes, and global sea level rise. Although we have preparedness plans in place designed to minimize impacts and enhance safety, should an event occur, it could have the potential to disrupt our supply chain and operations. A number of our facilities are located on the U.S. Gulf Coast, which has been impacted by hurricanes that have required us to temporarily shut down operations at those sites. Our sites rely on rivers and other waterways for transportation that may experience restrictions in times of drought or other unseasonal weather variation. In addition, scarcity of water and drought conditions due to climate change could reduce the availability of fresh water needed to produce our products which could increase our costs of operations.
Increased regulation or deselection of plastic could lead to a decrease in demand growth for some of our products.
There is a growing concern with the accumulation of plastic, plastic additives, and microplastics in the environment, particularly in waterways and oceans. Additionally, plastics have recently faced increased public backlash and scrutiny, as well as governmental investigations and enforcement, and private litigation. Policy measures to address this concern are being discussed or implemented by governments at all levels. For example, on March 2, 2022, the United Nations Environment Assembly adopted a resolution to develop a new international legally binding instrument on plastic pollution with the ambition to complete the negotiations by the end of 2024. The European Union has been undertaking a series of actions under its Circular Economy Action Plan, including adoption of the Single Use Plastics Directive in 2019, which introduced policy measures for single use plastics including bans, product design requirements, extended producer responsibility obligations, and labeling requirements, and a proposal for a Packaging and Packaging Waste Regulation to replace the Packaging and Packaging Waste Directive. In addition, a host of single-use plastic bans and taxes have been passed by countries around the world and states and municipalities throughout the U.S. Consumer deselection, increased regulation of, or prohibition on, the manufacturing or use of plastic or plastic products could limit the use of these products or increase the costs incurred by our customers to use such products, and could lead to a decrease in demand for PE, PP, and other products we make. Such a decrease in demand could adversely affect our business, operating results, and financial condition.
Failure to effectively and timely achieve our GHG emissions reduction goals could damage our reputation and have an adverse effect on the demand for our products.
We have set GHG emissions reduction targets for 2030, and aim to achieve net zero scope 1 and 2 GHG emissions by 2050. Our ability to achieve these goals depends on many factors, including the availability of technology, our ability to secure permits and emissions credits, evolving regulatory requirements, competitor actions, customer preferences, and our ability to reduce emissions from our operations through modernization and innovation, reduce the emissions intensity of the electricity we buy, and invest in renewables and low carbon energy. We may also not timely adapt to changes or methods in carbon pricing that could increase our costs and reduce our competitiveness. The cost associated with our GHG emissions reduction goals could be significant. Failure to achieve our emissions targets could result in reputational harm, enforcement or litigation, changing investor sentiment regarding investment in LyondellBasell or a negative impact on access to and cost of capital. In addition, if customers increasingly set their own scope 3 GHG emissions reduction targets, this could lead to a decrease in demand for our products.

Failure to achieve our circularity goals could have an adverse effect on the demand for our products.
In September 2020, we announced a circularity goal of producing and marketing at least two million metric tons of recycled and renewable-based polymers annually by 2030. Many of our customers also have goals to increase the recycled and renewable content in their own products and packaging. Our ability to achieve this goal depends on many factors, including the availability of collection and sortation infrastructure, evolving regulations on chemical recycling and recycled content, our ability to grow our circular and low carbon solutions business established in 2022, make investments in new technologies, expand the global footprint of our recycling facilities and joint ventures, secure access to feedstock, and manufacture recycled and low carbon products at commercial scale.
General Risk Factors
Increased IT and cybersecurity threats and more sophisticated and targeted computer crime could pose a risk to our systems, networks, data, products, facilities and services.
Increased global information cybersecurity threats and more sophisticated, targeted computer crime pose a risk to the confidentiality, availability and integrity of our data, operations and infrastructure. While we attempt to mitigate these risks by employing a number of measures, including security measures, employee training, comprehensive monitoring of our networks and systems, and maintenance of backup and protective systems, our employees, systems, networks, products, facilities and services remain potentially vulnerable to ransomware or sophisticated espionage. Depending on their nature and scope, such threats could potentially lead to the compromise of confidential information, improper use of our systems and networks, manipulation and destruction of data, defective products, production downtimes and operational disruptions, which in turn could adversely affect our reputation, competitiveness and results of operations.
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
Many of our current pension plans have projected benefit obligations that exceed the fair value of the plan assets. As of December 31, 2023, the aggregate deficit was $853 million. Any declines in the fair values of the pension plans’ assets could require additional payments by us in order to maintain specified funding levels.
Our pension plans are subject to legislative and regulatory requirements of applicable jurisdictions, which could include, under certain circumstances, local governmental authority to terminate the plan.
See Note 15 to the Consolidated Financial Statements for additional information regarding pensions and other post-retirement benefits.
Item 1B.    Unresolved Staff Comments.
None.

Item 1C.    Cybersecurity.
We recognize sophisticated global cybersecurity threats and targeted computer crimes pose a continuously evolving risk to the confidentiality, availability, and integrity of our data, operations and infrastructure. We have implemented comprehensive practices to minimize these risks. Our cybersecurity program is certified to the International Organization for Standardization ISO 27001, a standard for information security management, which covers key areas of management, technical and physical controls, legal, compliance and business continuity management.
Our management utilizes a systematic approach to evaluating and determining risk tolerance and prioritizes the safeguarding of our digital assets. The Vice President of Cybersecurity leads our cybersecurity program and reports to the Executive Vice President and Chief Innovation Officer, who serves on the Executive Committee and reports to the CEO. The Vice President of Cybersecurity has a Master of Science degree in Cybersecurity Operations, is certified as an information security professional with the International Information System Security Certification Consortium (ISC2) and International Association of Privacy Professionals, and has over thirty years of leadership experience in technology, systems architecture, and cybersecurity.
Cybersecurity events are continuously monitored by global security operations centers staffed in the United States, European Union, and Asia Pacific regions with events and incidents being managed based upon the MITRE ATT&CK framework, a system for classifying and describing cyber attacks and intrusions. Management provides guidance and is informed of cybersecurity events through a committee with cross-functional representation of executive leadership. The committee meets at least quarterly for activities such as determining policy, reviewing active risks, assessing impact of emerging threats or regulatory changes, and monitoring active incidents. This committee also receives escalated alerts within 24-hours of confirmed cybersecurity events, and will determine the severity of the incident, engage with crisis management as necessary, and disseminate that information internally as appropriate and warranted.
Third-party service providers must meet baseline security requirements before they connect to our systems or manage sensitive information. They are evaluated based on risk, which is based on financial, operational, legal/regulatory, capacity, cybersecurity posture, and reputational impact. Additionally, high risk third-party service providers are continuously monitored for security health and active threats.
We recognize the risk posed by global cybersecurity threats, and our Board is regularly updated on emerging risks and maintains oversight of our cybersecurity program implemented to address them. In 2023, the Board conducted its annual comprehensive review of specific cybersecurity and process control topics at its September meeting. Cybersecurity risk evaluation is integrated into our enterprise risk management processes and is presented to management and the board as a part of that process.
While management is responsible for assessing and managing our day-to-day risks and control systems, the Audit Committee of the Board oversees our information technology and cybersecurity risks. The Committee conducts a comprehensive review of cybersecurity topics and reviews our programs and practices with management at least annually, and receives management’s report on our cybersecurity dashboard, which summarizes key security metrics and activities, at each quarterly Committee meeting.
To further advance cybersecurity awareness, we are developing solutions to mitigate the impact of third-party fraudulent cyber activity, including public facing portals for potential and current partners with capability to report suspected phishing.
Our cybersecurity program includes, but is not limited to:
•annual cybersecurity education for all company computer users on relevant policies and standards, best practices at work and at home;
•communication processes including how to identify, respond, and report threats or potential vulnerabilities;

•protective software installed and configured on Company systems and mobile devices, updated and patched on a regular basis, to provide the highest level of protection against malicious threats;
•an established program based on the MITRE ATT&CK framework for dealing with ransomware and other cybersecurity incidents;
•regular technical risk assessments of our network, applications and manufacturing facilities, using a combination of trusted suppliers and a dedicated, objective team;
•penetration, discovery and vulnerability assessments conducted daily;
•mobile threat protection mechanisms and policies;
•business continuity plans that are well documented and tested regularly; disaster recovery plans that are also well documented and tested at least annually; and
•coverage for non-damage business interruption or liability for data breaches as a part of the Company’s combined insurance programs.
In addition, in 2023, management conducted ransomware simulation exercises and engaged outside consultants to perform external perimeter penetration testing.
While we attempt to mitigate cybersecurity risks by employing a number of measures, as described above, our employees, systems, networks, products, facilities and services remain potentially vulnerable to ransomware or sophisticated espionage. Depending on their nature and scope, such threats could potentially lead to the compromise of confidential information, improper use of our systems and networks, manipulation and destruction of data, defective products, production downtimes and operational disruptions, which in turn could adversely affect our reputation, competitiveness and results of operations or financial condition. No risks from cybersecurity threats, including those resulting from any previous cybersecurity incidents, have materially affected, or are reasonably likely to materially affect, the Company, including its business strategy, results of operations or financial condition.
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
In April 2022, the State of Texas filed suit against Equistar Chemicals, LP, in Travis County District Court seeking civil penalties and injunctive relief for alleged violations of the Texas Clean Air Act related to multiple emissions events at Equistar’s Bayport Plant. In October 2023, we came to an agreement with the State to resolve the matter for $1.5 million. The court entered the final judgment in January 2024, and we have paid the penalty amount.
Litigation and Other Matters
Information regarding our litigation and other legal proceedings can be found in Note 18 to the Consolidated Financial Statements.

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
Holders
As of February 20, 2024, there were approximately 5,000 record holders of our shares, including Cede & Co. as nominee of the Depository Trust Company.
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
The graph below shows the relative investment performance of LyondellBasell Industries N.V. shares, the S&P 500 Index and the S&P 500 Chemicals Index since December 31, 2018. The graph assumes that $100 was invested on December 31, 2018 and any dividends paid were reinvested at the date of payment. The graph is presented pursuant to SEC rules and is not meant to be an indication of our future performance.

Comparison of Cumulative Five Year Total Return
$250
$200
$150
$100
$50
$0
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
LyondellBasell Industries N.V.
S&P 500 Index
S&P 500 Chemicals Index

	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
LyondellBasell Industries N.V.	$100.00	$119.41	$122.56	$128.77	$127.51	$153.91
S&P 500 Index	$100.00	$131.49	$155.68	$200.37	$164.08	$207.21
S&P 500 Chemicals Index	$100.00	$122.01	$144.03	$181.35	$160.92	$178.69
Issuer Purchases of Equity Securities

On May 19, 2023, our shareholders approved a proposal to authorize us to repurchase up to 34.0 million ordinary shares, through November 19, 2024, which superseded any prior repurchase authorizations. The maximum number of shares that may yet be purchased is not necessarily an indication of the number of shares that will ultimately be purchased.
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
The discussion summarizing the significant factors affecting the results of operations and financial condition for the year ended December 31, 2021 and for the year ended December 31, 2022 compared to 2021 has been excluded from this Form 10-K and can be found in the update to Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2022 as reported in Exhibit 99.1 to the Current Report on form 8-K of the Company filed with the Securities and Exchange Commission on May 12, 2023 and is incorporated herein by reference.
OVERVIEW
Throughout 2023, petrochemical markets faced headwinds from soft global demand, capacity additions and economic uncertainty. Markets were broadly pressured by weak demand for durable goods which impacted margins in the O&P-Americas, O&P-EAI, Intermediates & Derivatives (“I&D”) and APS segments. Refining results declined primarily as a result of lower demand for diesel and other distillates, compared to the prior year. In contrast, oxyfuels margins benefited from tight supply and strong summertime gasoline crack spreads.
During 2023, we recognized non-cash impairment charges of $518 million, primarily consisting of a goodwill impairment charge of $252 million in our APS segment and an impairment charge of $192 million related to our European PO joint venture recognized in our I&D segment.
In the first quarter of 2023, we started up the world's largest propylene oxide (PO) and tertiary butyl alcohol (TBA) unit in Texas. These new assets on the U.S. Gulf Coast have an annual capacity of 470 thousand metric tons of PO and one million metric tons of TBA and its derivatives.
In May 2023, we issued our inaugural $500 million green bond. Proceeds from the bond are being used to finance or refinance, in whole or in part, new or existing eligible green projects in the areas of circular economy, renewable energy, pollution prevention and control, and energy efficiency.
During 2023, we generated $4.9 billion in cash from operating activities. We remain committed to a disciplined approach to capital allocation. Additionally, approximately $1.5 billion was reinvested in the business through capital expenditures while $1.8 billion was returned to shareholders through quarterly dividends and share repurchases.

Results of operations for the periods discussed are presented in the table below.

	Year Ended December 31,
Millions of dollars	2023	2022
Sales and other operating revenues	$41,107	$50,451
Cost of sales	35,849	43,847
Impairments	518	69
Selling, general and administrative expenses	1,557	1,310
Research and development expenses	130	124
Operating income	3,053	5,101
Interest expense	(477)	(287)
Interest income	129	29
Other expense, net	(58)	(72)
(Loss) income from equity investments	(20)	5
Income from continuing operations before income taxes	2,627	4,776
Provision for income taxes	501	882
Income from continuing operations	2,126	3,894
Loss from discontinued operations, net of tax	(5)	(5)
Net income	2,121	3,889
Other comprehensive income (loss), net of tax –
Financial derivatives	(80)	208
Defined benefit pension and other postretirement benefit plans	(97)	346
Foreign currency translations	73	(123)
Total other comprehensive (loss) income, net of tax	(104)	431
Comprehensive income	$2,017	$4,320

RESULTS OF OPERATIONS
Revenues—Revenues decreased by $9,344 million, or 19%, in 2023 compared to 2022. Average sales prices in 2023 were lower for many of our products, as sales prices generally correlate with crude oil prices, which decreased relative to 2022. These lower prices led to a 21% decrease in revenue. Volume improvements resulted in a 1% increase in revenue, primarily driven by increased I&D sales volumes. Favorable foreign exchange impacts resulted in a 1% increase in revenue.
Cost of Sales—Cost of sales decreased by $7,998 million, or 18%, in 2023 compared to 2022. This decrease primarily related to lower feedstock and energy costs. Fluctuations in our cost of sales are generally driven by changes in feedstock and energy costs. On an annual basis, feedstock and energy related costs generally represent approximately 70% to 80% of cost of sales. Other variable costs account for approximately 10% of cost of sales and fixed operating costs, consisting primarily of expenses associated with employee compensation, depreciation and amortization, and maintenance, account for the remainder.
Impairments—During 2023, we recognized non-cash impairment charges of $518 million, primarily consisting of a goodwill impairment charge of $252 million in our APS segment and an impairment charge of $192 million related to our European PO joint venture recognized in our I&D segment. During 2022 we recognized a non-cash impairment of $69 million related to the sale of our Australian polypropylene manufacturing facility. See Notes 8, 9 and 21 to the Consolidated Financial Statements for additional information regarding impairment charges.

SG&A Expenses—Selling, general and administrative (“SG&A”) expenses increased by $247 million, or 19%, in 2023 compared to 2022. Approximately 60% of this increase was attributable to higher employee-related expenses and the remaining increase was primarily driven by professional fees incurred for strategic projects.
Operating Income—Operating income decreased by $2,048 million, or 40%, in 2023 compared to 2022. In 2023, Operating income decreased for our Refining, O&P-Americas, I&D, APS and O&P-EAI segments by $668 million, $541 million, $342 million, $277 million and $235 million, respectively. Operating income for our Technology segment increased by $3 million in 2023 compared to 2022. Results for each of our business segments are discussed further in the Segment Analysis section below.
Interest Expense—Interest expense increased by $190 million, or 66%, in 2023 compared to 2022. Approximately 55% of this increase was attributable to lower capitalized interest associated with our new PO/TBA plant which started-up in the first quarter of 2023. The remaining increase was primarily due to the impact of our fixed-for-floating interest rate swaps driven by higher interest rates in 2023.
Interest Income—Interest income increased by $100 million, or 345%, in 2023 compared to 2022. Approximately three quarters of the increase was due to higher interest rates in 2023. The remaining increase was driven by higher cash balances during 2023.
Income Taxes—Our effective income tax rates of 19.1% in 2023 and 18.5% in 2022 resulted in tax provisions of $501 million and $882 million, respectively. In 2023, non-deductible impairments, an audit settlement in the second quarter, and fluctuations in uncertain tax positions increased the effective tax rate by 1.1%, 1.4%, and 2.2%, respectively. These increases were partially offset by decreases in the effective tax rate of 2.8% related to changes in pre-tax income in countries with varying statutory tax rates and 1.0% related to a patent box ruling received in the fourth quarter of 2023. For additional information, see Note 17 to the Consolidated Financial Statements.
Comprehensive Income—Comprehensive income decreased by $2,303 million in 2023 compared to 2022, primarily due to a decrease in net income. The activities from the remaining components of Comprehensive income are discussed below.
Financial derivatives designated as cash flow hedges, primarily our forward-starting interest rate swaps, led to a decrease in Comprehensive income of $288 million in 2023 compared to 2022, due to periodic changes in the benchmark interest rates combined with a decrease in notional outstanding.
Defined benefit pension and other postretirement benefit plans led to a decrease in Comprehensive income of $443 million in 2023 compared to 2022, primarily due to actuarial losses resulting from lower-than-expected asset returns combined with the absence of pre-tax pension settlements in 2023.
Foreign currency translations increased Comprehensive income by $196 million in 2023 compared to 2022, primarily due to the weakening of the U.S. dollar relative to the euro and the British pound sterling in 2023, offset by the effective portion of our net investment hedges.
See Notes 14, 15 and 19 to the Consolidated Financial Statements for further discussions.

Segment Analysis
We use earnings from continuing operations before interest, income taxes, and depreciation and amortization (“EBITDA”) as our measure of profitability for segment reporting purposes. This measure of segment operating results is used by our chief operating decision maker to assess the performance of, and allocate resources to, our operating segments. Intersegment eliminations and items that are not directly related or allocated to business operations, such as foreign exchange gains (losses) and components of pension and other post-retirement benefit costs other than service cost, are included in “Other.” For additional information related to our operating segments, as well as a reconciliation of EBITDA to its nearest generally accepted accounting principles (“GAAP”) measure, Income from continuing operations before income taxes, see Note 21 to our Consolidated Financial Statements.
The following table presents the reconciliation of Net Income to EBITDA for each of the periods presented:

	Year Ended December 31,
Millions of U.S. dollars	2023	2022
Net income	$2,121	$3,889
Loss from discontinued operations, net of tax	5	5
Income from continuing operations	2,126	3,894
Provision for income taxes	501	882
Depreciation and amortization	1,534	1,267
Interest expense, net	348	258
EBITDA	$4,509	$6,301

Our continuing operations are managed through six reportable segments: O&P-Americas, O&P-EAI, I&D, APS, Refining and Technology. Revenues and the components of EBITDA for the periods presented are reflected in the tables below for our reportable segments:

	Year Ended December 31,
Millions of dollars	2023	2022
Sales and other operating revenues:
O&P-Americas	$11,280	$14,480
O&P-EAI	10,479	13,455
I&D	11,086	12,950
APS	3,698	4,202
Refining	9,714	11,893
Technology	663	693
Other, including segment eliminations	(5,813)	(7,222)
Total	$41,107	$50,451
Operating income (loss):
O&P-Americas	$1,665	$2,206
O&P-EAI	(160)	75
I&D	1,262	1,604
APS	(261)	16
Refining	221	889
Technology	334	331
Other, including segment eliminations	(8)	(20)
Total	$3,053	$5,101
Depreciation and amortization:
O&P-Americas	$587	$591
O&P-EAI	207	171
I&D	443	332
APS	98	95
Refining	158	39
Technology	41	39
Total	$1,534	$1,267
Income (loss) from equity investments:
O&P-Americas	$49	$98
O&P-EAI	(55)	(68)
I&D	(13)	(25)
APS	(1)	—
Total	$(20)	$5

	Year Ended December 31,
Millions of dollars	2023	2022
Other (expense) income, net:
O&P-Americas	$2	$(30)
O&P-EAI	(1)	—
I&D	(13)	(39)
APS	2	4
Refining	—	(7)
Technology	—	(4)
Other, including intersegment eliminations	(48)	4
Total	$(58)	$(72)
EBITDA:
O&P-Americas	$2,303	$2,865
O&P-EAI	(9)	178
I&D	1,679	1,872
APS	(162)	115
Refining	379	921
Technology	375	366
Other, including intersegment eliminations	(56)	(16)
Total	$4,509	$6,301

Olefins and Polyolefins-Americas Segment
Overview—EBITDA decreased in 2023 relative to 2022 primarily driven by lower polyolefin margins.
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
We have flexibility to vary the raw material mix and process conditions in our U.S. olefins plants in order to maximize profitability as market prices fluctuate for both feedstocks and products. Although prices of crude-based liquids and natural gas liquids are generally related to crude oil and natural gas prices, during specific periods the relationships among these materials and benchmarks may vary significantly. Ethane made up approximately 70% of the raw materials used in our North American crackers in 2023 and 2022.

The following table sets forth selected financial information for the O&P-Americas segment including Income from equity investments, which is a component of EBITDA.

	Year Ended December 31,
Millions of dollars	2023	2022
Sales and other operating revenues	$11,280	$14,480
Income from equity investments	49	98
EBITDA	2,303	2,865
Revenues—Revenues decreased by $3,200 million, or 22%, in 2023 compared to 2022. Lower average sales prices resulted in a 23% decrease in revenue primarily driven by increased market supply and lower demand. Higher volumes due to improved operating rates resulted in a 1% increase in revenue.
EBITDA—EBITDA decreased by $562 million, or 20%, in 2023 compared to 2022. Lower polyolefins results led to a 29% decrease in EBITDA primarily driven by lower margins as a result of lower average sales prices reflecting softer demand and new industry capacity. Higher olefins results contributed to a 7% increase in EBITDA driven equally by increased volumes and higher margins, due to higher operating rates and lower feedstock and energy costs, respectively.
Olefins and Polyolefins-Europe, Asia, International Segment
Overview—EBITDA decreased in 2023 compared to 2022 primarily as a result of lower polyolefin margins partially offset by higher olefins results.
In calculating the impact of margin and volume on EBITDA, consistent with industry practice, management offsets revenues and volumes related to ethylene co-products against the cost to produce ethylene. Volume and price impacts of ethylene co-products are reported in margin.
Ethylene Raw Materials—In Europe, naphtha is the primary raw material for our ethylene production and represents approximately 65% to 70% of the raw materials used in 2023 and 2022.
The following table sets forth selected financial information for the O&P-EAI segment including Loss from equity investments, which is a component of EBITDA.

	Year Ended December 31,
Millions of dollars	2023	2022
Sales and other operating revenues	$10,479	$13,455
Loss from equity investments	(55)	(68)
EBITDA	(9)	178
Revenues—Revenues decreased by $2,976 million, or 22%, in 2023 compared to 2022. Lower average sales prices resulted in a 23% decrease in revenue as sales prices generally correlate with crude oil prices, which, on average, decreased compared to 2022. Lower volumes resulted in a revenue decrease of 1% primarily due to weak demand. Favorable foreign exchange impacts resulted in a revenue increase of 2%.

EBITDA—EBITDA decreased by $187 million, or 105%, in 2023 compared to 2022. Lower polyolefins results led to a 241% decrease in EBITDA primarily driven by decreased margins due to lower average sales prices reflecting weak demand. Higher olefins results led to an 88% increase in EBITDA driven equally by higher volumes and margins resulting from the absence of planned and unplanned downtime and lower feedstock and energy costs, respectively. In 2022, we recognized a $69 million non-cash impairment charge in conjunction with the sale of our polypropylene manufacturing facility located in Australia. The absence of this charge in 2023 resulted in a 39% increase in EBITDA. See Note 21 to the Consolidated Financial Statements for additional information.
Intermediates and Derivatives Segment
Overview—EBITDA decreased in 2023 compared to 2022, primarily driven by a non-cash impairment charge related to our European PO joint venture recognized in 2023. Segment results were relatively unchanged as improvements in our oxyfuels and related products results were offset by lower margins for propylene oxide and derivatives and intermediate chemicals.
The following table sets forth selected financial information for the I&D segment including Loss from equity investments, which is a component of EBITDA.

	Year Ended December 31,
Millions of dollars	2023	2022
Sales and other operating revenues	$11,086	$12,950
Loss from equity investments	(13)	(25)
EBITDA	1,679	1,872
Revenues—Revenues decreased by $1,864 million, or 14%, in 2023 compared to 2022. Lower average sales prices resulted in a 20% decrease in revenue as a result of lower demand. Sales volumes increased resulting in a 5% increase in revenue primarily due to additional volumes derived from our new PO/TBA facility and strong demand. Favorable foreign exchange impacts resulted in a revenue increase of 1%.
EBITDA—EBITDA decreased $193 million, or 10%, in 2023 compared to 2022. During 2023, we recognized a non-cash impairment charge of $192 million related to our equity investment in the European PO joint venture resulting in a 10% decrease in EBITDA. See Note 9 to the Consolidated Financial Statements for additional information.
Excluding the impact of the impairment discussed above, segment results remained relatively unchanged. Improved oxyfuels and related products results led to an EBITDA increase of 31% primarily driven by increased volumes due to increased capacity related to our PO/TBA facility combined with higher margins due to increased gasoline cracks. This improvement was largely offset by a 20% decrease in EBITDA from propylene oxide and derivatives results as margins decreased due to lower demand for durable goods. Lower intermediate chemicals results led to a 9% decrease in EBITDA driven by lower margins as demand softened.

Advanced Polymer Solutions Segment
Overview—EBITDA decreased in 2023 compared to 2022, primarily due to the recognition of a $252 million non-cash goodwill impairment charge in 2023.
The following table sets forth selected financial information for the APS segment including Loss from equity investments, which is a component of EBITDA.

	Year Ended December 31,
Millions of dollars	2023	2022
Sales and other operating revenues	$3,698	$4,202
Loss from equity investments	(1)	—
EBITDA	(162)	115
Revenues—Revenues decreased in 2023 by $504 million, or 12%, compared to 2022. Average sales price declines resulted in an 11% decrease in revenue as a result of lower demand. Sales volumes declines resulted in a 2% decrease in revenue stemming from lower demand. Favorable foreign exchange impacts resulted in a revenue increase of 1%.
EBITDA—EBITDA decreased in 2023 by $277 million, or 241%, compared to 2022. During 2023, we recognized a non-cash goodwill impairment charge of $252 million after the effect of moving our Catalloy and polybutene-1 businesses from our APS segment and reintegrating them into our O&P-Americas and O&P-EAI segments. This impairment charge resulted in a 219% decrease in EBITDA. See Note 8 to the Consolidated Financial Statements for additional information. Lower volumes resulted in a 43% decrease in EBITDA as a result of a decline in demand. During 2023 and 2022, we recognized a LIFO inventory benefit of $8 million and charge of $21 million, respectively, which resulted in a 25% increase in EBITDA.
Refining Segment
Overview—EBITDA decreased in 2023 relative to 2022 primarily due to lower margins.
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

	Year Ended December 31,
Millions of dollars	2023	2022
Sales and other operating revenues	$9,714	$11,893
EBITDA	379	921

Thousands of barrels per day
Heavy crude oil processing rates	237	238

Market margins, dollars per barrel
Brent - 2-1-1	$25.71	$33.62
Brent - Maya differential	13.26	11.71
Total Maya 2-1-1	$38.97	$45.33

Revenues—Revenues decreased by $2,179 million, or 18%, in 2023 compared to 2022. Lower product prices led to a revenue decrease of 19% as the average Brent crude oil price decreased approximately $16.68 per barrel. Sales volumes led to a revenue increase 1% due to higher operating rates at our fluid catalytic cracker and coker units, which yielded more higher-value refined products such as gasoline and distillates.
EBITDA—EBITDA decreased by $542 million or 59%, in 2023 compared to 2022. Lower margins drove a 45% decrease in EBITDA primarily due to a decrease in the Maya 2-1-1 industry crack spread of approximately $6 per barrel as a result of lower demand for diesel and other distillates, compared to the prior year. During 2023 and 2022, we recognized a LIFO inventory charge of $42 million and benefit of $40 million, respectively, which resulted in a 9% decrease in EBITDA.
Technology Segment
Overview—Our Technology segment recognizes revenues related to the sale of polyolefin catalysts and the licensing of chemical and polyolefin process technologies. These revenues are offset in part by the costs incurred in the production of catalysts, licensing and services activities and research and development (“R&D”) activities. In 2023 and 2022, our Technology segment incurred approximately 50% to 55% of all R&D costs.
EBITDA was relatively unchanged in 2023 compared to 2022 as higher catalyst margins and favorable foreign exchange impacts were partially offset by a decline in catalyst volumes.
The following table sets forth selected financial information for the Technology segment.

	Year Ended December 31,
Millions of dollars	2023	2022
Sales and other operating revenues	$663	$693
EBITDA	375	366
Revenues—Revenues decreased by $30 million, or 4%, in 2023 compared to 2022. Lower catalyst volumes resulted in an 8% decrease in revenue primarily driven by lower demand. Favorable foreign exchange impact increased revenue by 3%. Higher licensing revenues resulting from more contracts reaching significant milestones drove a 1% increase in revenue.
EBITDA—EBITDA in 2023 increased by $9 million, or 2%, compared to 2022. Higher catalyst margins resulted in a 5% increase in EBITDA. During 2023 and 2022, we recognized a LIFO inventory benefit of $7 million and charge of $13 million, respectively, which resulted in a 5% increase in EBITDA. Lower catalyst volumes resulted in an 11% decrease in EBITDA driven by lower demand. Favorable foreign exchange impacts resulted in an EBITDA increase of 3%.

FINANCIAL CONDITION
Operating, investing and financing activities of continuing operations, which are discussed below, are presented in the following table:

	Year Ended December 31,
Millions of dollars	2023	2022
Cash provided by (used in):
Operating activities	$4,942	$6,119
Investing activities	(1,777)	(1,977)
Financing activities	(1,950)	(3,407)
Operating Activities—Cash provided by operating activities of $4,942 million in 2023 primarily reflected earnings adjusted for non-cash items and cash used by the main components of working capital–Accounts receivable, Inventories and Accounts payable.
In 2023, the main components of working capital provided $269 million of cash driven by a decrease in Accounts receivable and an increase in Accounts payable. The decrease in Accounts receivable was primarily due to lower revenues in our O&P-Americas, O&P-EAI and APS segments, primarily driven by lower average sales prices. The increase in Accounts payable was primarily driven by higher feedstock and energy costs in our O&P-Americas segment.
Cash provided by operating activities of $6,119 million in 2022 primarily reflected earnings adjusted for non-cash items and cash provided by the main components of working capital.
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
Investing Activities—Capital expenditures in 2023 totaled $1,531 million compared to $1,890 million in 2022. Approximately 30% and 50% of our capital expenditures in 2023 and 2022, respectively, was for profit-generating growth projects, largely for our PO/TBA plant, with the remaining expenditures supporting sustaining maintenance. See Note 21 to the Consolidated Financial Statements for additional information regarding capital spending by segment.
In 2023, foreign currency contracts with an aggregate notional value of €750 million expired. Upon settlement of these foreign currency contracts, we paid €750 million ($820 million at the expiry spot rate) to our counterparties and received $903 million from our counterparties.
In 2022, foreign currency contracts with an aggregate notional value of €500 million expired. Upon settlement of these foreign currency contracts, we paid €500 million ($501 million at the expiry spot rate) to our counterparties and received $614 million from our counterparties.
Financing Activities—We made dividend payments totaling $1,610 million and $3,246 million, in 2023 and 2022, respectively. The 2022 dividend payments included a special dividend of $5.20 per share totaling $1,704 million. Additionally, in 2023 and 2022, we made payments of $211 million and $420 million to repurchase outstanding ordinary shares, respectively. For additional information related to our share repurchases and dividend payments, see Note 19 to the Consolidated Financial Statements.

In 2023, we issued $500 million of 5.625% guaranteed notes due 2033. Additionally, we repaid the $425 million remaining of outstanding principal on our 4.0% guaranteed notes due 2023. For details see Note 12 to the Consolidated Financial Statements.
In 2023 and 2022, we made net repayments of $200 million and $4 million, respectively, through the issuance and repurchase of commercial paper instruments under our commercial paper program.
In 2022, we received a return of collateral of $238 million related to the positions held with our counterparties for certain forward-starting interest rate swaps. For additional information related to our swaps contracts, see Note 14 to the Consolidated Financial Statements.
Liquidity and Capital Resources
Overview
We plan to fund our working capital, capital expenditures, debt service, dividends and other cash requirements with our current available liquidity and cash from operations, which could be affected by general economic, financial, competitive, legislative, regulatory, business and other factors, many of which are beyond our control. Debt repayment, and the purchase of shares under our share repurchase authorization, may be funded from cash and cash equivalents, cash from short-term investments, cash from operating activities, proceeds from the issuance of debt, or a combination thereof.
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
Cash and Liquid Investments
As of December 31, 2023, we had Cash and cash equivalents totaling $3,390 million, which includes $1,816 million in jurisdictions outside of the U.S., primarily held within the European Union and the United Kingdom. There are currently no legal or economic restrictions that would materially impede our transfers of cash.
Credit Arrangements
At December 31, 2023, we had total debt, including current maturities, of $11,232 million, and $171 million of outstanding letters of credit, bank guarantees and surety bonds issued under uncommitted credit facilities.
We had total unused availability under our credit facilities of $4,150 million at December 31, 2023, which included the following:
•$3,250 million under our $3,250 million Senior Revolving Credit Facility, which backs our $2,500 million commercial paper program. Availability under this facility is net of outstanding borrowings, outstanding letters of credit provided under the facility and notes issued under our commercial paper program. At December 31, 2023, we had no outstanding borrowings of commercial paper, and no borrowings or letters of credit outstanding under this facility; and
•$900 million under our $900 million U.S. Receivables Facility. Availability under this facility is subject to a borrowing base of eligible receivables, which is reduced by outstanding borrowings and letters of credit, if any. At December 31, 2023 we had no borrowings or letters of credit outstanding under this facility.

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
Share Repurchases
In May 2023, our shareholders approved a proposal to authorize us to repurchase up to 34.0 million ordinary shares, through November 19, 2024, which superseded any prior repurchase authorizations. Our share repurchase authorization does not have a stated dollar amount, and purchases may be made through open market purchases, private market transactions or other structured transactions. Repurchased shares could be retired or used for general corporate purposes, including for various employee benefit and compensation plans. The maximum number of shares that may yet be purchased is not necessarily an indication of the number of shares that will ultimately be purchased. In 2023, we purchased 2.3 million shares under our share repurchase authorization for $211 million.
As of February 20, 2024, we had approximately 33.1 million shares remaining under the current authorization. The timing and amounts of additional shares repurchased, if any, will be determined based on our evaluation of market conditions and other factors, including any additional authorizations approved by our shareholders. For additional information related to our share repurchase authorizations, see Note 19 to the Consolidated Financial Statements.
Capital Budget
In 2024, we are planning to invest approximately $2.1 billion in capital expenditures. Approximately 60% of the 2024 budget is planned for sustaining maintenance, with the remaining budget supporting profit-generating growth projects. Approximately half of our profit-generating growth project budget, or $400 million, is for projects that support our sustainability goals.
Cash Requirements from Contractual and Other Obligations
As part of our ongoing operations, we enter into contractual arrangements that may require us to make future cash payments under certain circumstances. Our cash requirements related to contractual and other obligations primarily consist of purchase obligations, principal and interest payments on outstanding debt, lease payments, pension and other post-retirement benefits and income taxes. For more information regarding our debt arrangements, lease obligations, pension and other post-retirement benefits and income taxes, see Notes 12, 13, 15 and 17 to the Consolidated Financial Statements, respectively.
We are party to obligations to purchase raw materials, utilities and industrial gases which are designed to ensure sources of supply and are not expected to be in excess of normal requirements. These purchase arrangements include provisions which state minimum purchase quantities; however, in the event we do not take the contractual minimum volumes, we are obligated to compensate the vendor only for any resulting economic losses they suffer. No material fees were paid to vendors for such losses in 2023. Assuming that contractual minimum volumes are purchased at contract prices as of December 31, 2023, these commitments represent approximately 20% of our annual Cost of sales with a weighted average remaining term of 7 years.

We also have purchase obligations under take-or-pay agreements which require us to either buy and take delivery of a minimum quantity of goods or to pay for any shortfall. These arrangements largely relate to product off-take agreements with a joint venture located in Poland. No material shortfall was paid for quantities not taken under these contracts in 2023. When valued using a contract price as of December 31, 2023, these commitments represent approximately 5% of our annual Cost of sales with a weighted average remaining term of 14 years.
CURRENT BUSINESS OUTLOOK
In the first quarter of 2024, seasonally slow demand and economic uncertainty provide headwinds for most businesses. Relatively low ethane raw material costs continue to benefit our O&P-Americas margins while regional demand is showing modest improvement. We expect oxyfuels and refining margins to be within typical winter seasonal ranges. In China, January demand was subdued as buyers managed inventories around the Lunar New Year holidays and growth remained uncertain. Spring and summer seasonal demand improvements are expected across global markets. We are aligning first quarter operating rates with global demand and expect to operate our O&P-Americas assets at 80% and both our O&P-EAI and I&D assets at 75%.
Value Enhancement Program (“VEP”)
During 2022, we introduced our VEP, which expands capacity through low-cost debottlenecks and improved reliability, reduces costs and emissions by saving energy and increases margins through improvements in procurement, logistics and customer service. We estimate Net income and recurring annual EBITDA benefits for the VEP based on 2017 through 2019 mid-cycle margins and modest inflation relative to a 2021 baseline year. We believe recurring annual EBITDA is useful to investors because it represents a key measure used by management to assess progress towards our strategy of value creation.
At the end of 2023, we estimated VEP benefits to have a year-end annual run rate of approximately $300 million of Net income which, after adding back income taxes and depreciation and amortization of $75 million and $25 million, respectively, results in approximately $400 million of recurring annual EBITDA, which exceeded our original expectations. We incurred one-time costs of approximately $200 million in 2023 to achieve this milestone.
Given its performance in 2023, we anticipate that our VEP will achieve a 2024 year-end annual run rate of approximately $445 million of Net income, which, after adding back income taxes and depreciation and amortization of approximately $110 million and $45 million, respectively, results in approximately $600 million of recurring annual EBITDA. We estimate incurring one-time costs of $325 million in 2024 to achieve this milestone.
By the end of 2025, the VEP is expected to achieve a 2025 year-end annual run rate of up to $750 million in Net income improvement, which, after adding back income taxes and depreciation and amortization of $185 million and $65 million, respectively, results in up to $1 billion of recurring annual EBITDA.
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
LIFO value is measured at the total pool level. The impact of the measurement of each LIFO pool at the lower of cost or market value (“LCM”) is a function of the current market prices and the composition, or product mix, of inventory within the pool at the balance sheet date. Due to the compositions of our LIFO pools, changes in market prices of the materials within the pool from period-to-period do not necessarily correlate with LCM charges. An LCM condition may arise due to a volumetric or price decline in a particular material that had previously provided a positive impact within a pool.
As indicated above, fluctuation in the prices of crude oil, natural gas and correlated products from period to period may result in the recognition of charges to adjust the value of inventory to the lower of cost or market in periods of falling prices and the reversal of those charges in subsequent interim periods, within the same fiscal year, as market prices recover. Accordingly, our cost of sales and results of operations may be affected by such fluctuations.
We do not believe any of our inventory is at risk for impairment at this time, however as prices for our products and raw materials are inherently volatile and therefore no prediction can be given with certainty. Given the inherent volatility in the prices of our finished goods and raw materials, sustained price declines could result in LCM inventory valuation charges.
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
During the fourth quarter of 2023, a trend of adverse financial performance triggered an impairment analysis of our investment in our European PO joint venture. We concluded the asset was impaired and recorded a non-cash impairment charge of $192 million. The fair value of our investment in the joint venture was determined using an income approach which utilized unobservable inputs, which generally consist of market information provided by unrelated third parties. Our fair value estimate was based on significant assumptions including management’s best estimates of the expected future cash flows. These estimates required considerable judgment and are sensitive to changes in underlying assumptions such as future commodity prices and PO/SM margins. As a result, there can be no assurance that the estimates and assumptions made for purposes of our impairment determination will prove to be an accurate prediction of the future.
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
In response to challenging market conditions in China, during 2023, we assessed our equity method investment in Bora LyondellBasell Petrochemical Co. Ltd. (“BLYB”) for impairment and concluded that our $231 million investment in BLYB is not impaired. However, certain circumstances beyond our control could change in the near-term resulting in the need to recognize a non-cash impairment in subsequent periods.
Goodwill—As of December 31, 2023, we had goodwill of $1,647 million, primarily relating to the acquisition of A. Schulman Inc. in 2018 and the tax effect of the differences between the tax and book basis of our assets and liabilities resulting from the revaluation of those assets and liabilities to fair value in connection with the Company’s emergence from bankruptcy and fresh-start accounting in 2010.
Effective January 1, 2023, our Catalloy and polybutene-1 businesses were moved from our APS segment and reintegrated into our O&P-Americas and O&P-EAI segments. When moved, a portion of the APS reporting unit’s goodwill was allocated to the O&P-Americas and O&P-EAI segments based on the fair values of the businesses that were reintegrated relative to the fair value of the APS segment. In the first quarter of 2023, we evaluated goodwill for impairment immediately before and after the transfer of these businesses. Our evaluation resulted in the recognition of a non-cash goodwill impairment of $252 million recognized in our APS segment. See Notes 8 and 21 to the Consolidated Financial Statements.

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
In the fourth quarter of 2023, we performed a quantitative impairment assessment for our reporting units within our Advanced Polymer Solutions segment and a qualitative impairment assessment of our other reporting units, which indicated that the fair value of our reporting units was greater than their carrying value including goodwill. Based on this assessment, our historical assessment for impairment and forecasted demand for our products, a quantitative goodwill impairment test in the fourth quarter was not necessary.
During the fourth quarter of 2022, management performed a qualitative impairment assessment of our reporting units, which indicated that it was more likely than not that the fair value of our reporting units was greater than their carrying value including goodwill. Accordingly, a quantitative goodwill impairment test was not required.
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
The current benefit service costs, as well as the existing liabilities, for pensions and other post-retirement benefits are measured on a discounted present value basis. The discount rate is a current rate, related to the rate at which the liabilities could be settled. Our assumed discount rate is based on yield information for high-quality corporate bonds with durations comparable to the expected cash settlement of our obligations. For the purpose of measuring the benefit obligations at December 31, 2023, we used a weighted average discount rate of 5.80% for the U.S. plans, which reflects the different terms of the related benefit obligations. The weighted average discount rate used to measure obligations for non-U.S. plans at December 31, 2023, was 4.00%, reflecting market interest rates. The discount rates in effect at December 31, 2023 will be used to measure net periodic benefit cost during 2024.
The benefit obligation and the net periodic benefit cost of other post-retirement medical benefits are also measured based on assumed rates of future increase in the per capita cost of covered health care benefits. As of December 31, 2023, the assumed rate of increase for our U.S. plans was 6.3%, decreasing to 4.5% in 2031 and thereafter.

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
The weighted average expected long-term rate of return on assets in our U.S. plans of 7.25% is based on the average level of earnings that our independent pension investment advisor advised could be expected to be earned over time. The weighted average expected long-term rate of return on assets in our non-U.S. plans of 3.57% is based on expectations and asset allocations that vary by region. The asset allocations are summarized in Note 15 to the Consolidated Financial Statements.
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
The following table reflects the sensitivity of the benefit obligations and the net periodic benefit costs of our pension plans to changes in the actuarial assumptions:

	Effects on Benefit Obligations in 2023		Effects on Net Periodic Pension Costs in 2024
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Projected benefit obligations at December 31, 2023	$1,155	$1,363	$—	$—
Projected net periodic pension costs in 2024	—	—	69	54
Discount rate increases by 100 basis points	(95)	(172)	(7)	(6)
Discount rate decreases by 100 basis points	112	200	8	7
The sensitivity of our post-retirement benefit plans obligations and net periodic benefit costs to changes in actuarial assumptions are reflected in the following table:

	Effects on Benefit Obligations in 2023		Effects on Net Periodic Benefit Costs in 2024
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Projected benefit obligations at December 31, 2023	$142	$39	$—	$—
Projected net periodic benefit costs in 2024	—	—	(1)	2
Discount rate increases by 100 basis points	(10)	(7)	(1)	(1)
Discount rate decreases by 100 basis points	11	7	1	—
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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
See Note 14 to the Consolidated Financial Statements for further discussion of our management of commodity price risk, foreign exchange risk and interest rate risk.
Commodity Price Risk—Prices for our products and raw materials are subject to changes in supply and demand. Natural gas, crude oil, utilities, and refined products, along with feedstocks for ethylene and propylene production, constitute the main commodity exposures. Pricing terms in our raw material contracts are generally indexed to market prices. Changes in market prices for raw materials generally correlate with market prices for our products. In certain sales contracts, we may negotiate pricing terms to better align with changes in raw material costs. We also selectively enter commodity swap, option and futures contracts to manage commodity price risk. We estimate that a 10% change in commodity prices as of December 31, 2023, would change the fair value of our commodity derivative contracts by approximately $36 million; while a 10% change in commodity prices as of December 31, 2022, would not materially impact the fair values of our commodity derivative contracts.
Foreign Exchange Risk—We manufacture and market our products in many countries throughout the world and, as a result, are exposed to changes in foreign currency exchange rates. Our reporting currency is the U.S. dollar. Many of our operating entities use the euro as their functional currency. Translation adjustments are deferred in Accumulated other comprehensive income (loss).
We enter foreign currency derivatives that are designated as net investment hedges to reduce the volatility in Shareholders’ equity resulting from translation adjustments associated with our net investments in foreign operations. We also enter foreign currency contracts that are designated as cash flow hedges to manage the variability in cash flows associated with intercompany debt balances. The table below illustrates the impact on other comprehensive income (loss) of a 10% fluctuation in the foreign currency rate associated with the hedges at December 31:

	Notional Amount		10% Variance on Foreign Currency Rate	Impact on Other Comprehensive Loss
Millions of euro/dollars	2023	2022		2023	2022
Net investment hedges:
Cross currency basis swaps	€617	€617	euro/U.S. dollar rate	$70	$67
Cross currency swaps	€750	€750	euro/U.S. dollar rate	$81	$75
Forward exchange contracts	€1,550	€1,350	euro/U.S. dollar rate	$165	$138
Cash flow hedges:
Cross currency swaps	€1,052	€1,052	euro/U.S. dollar rate	$117	$113
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
Other (expense) income, net, in the Consolidated Statements of Income reflects net foreign currency losses of $34 million and $14 million in 2023 and 2022, respectively. As of December 31, 2023, our foreign currency contracts that are accounted for as economic hedges mature between January 2024 and January 2025, inclusively, and had an aggregate notional amount of $555 million. A 10% fluctuation compared to the U.S. dollar would have resulted in an additional impact to earnings of approximately $21 million and $17 million in 2023 and 2022, respectively.
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
Pre-issuance interest rate—To mitigate the risk that benchmark interest rates may increase in connection with future financing activities, we adopted a pre-issuance interest rate strategy, under which we entered forward-starting interest rate swaps that are designated as cash flow hedges. We estimate that a 10% change in market interest rates as of December 31, 2023 and 2022, would change the fair value of these forward-starting interest rate swaps by approximately $12 million and $23 million, respectively.
Fixed-rate debt—We enter into interest rate swaps that effectively convert our fixed-rate debt to variable-rate debt. These interest rate swaps are designated as fair value hedges. At December 31, 2023 and 2022, the total notional amount of these interest rate swaps was $2,171 million and $2,164 million, respectively.
At December 31, 2023, after giving consideration to the fixed-rate debt that we have effectively converted to variable-rate debt, approximately 80% of our debt portfolio, on a gross basis, incurred interest at a fixed-rate and the remaining 20% of the portfolio incurred interest at a variable-rate. We estimate that a 10% change in market interest rates as of December 31, 2023 and 2022, would change the fair value of these interest rate swaps by approximately $14 million and $35 million, respectively.
Variable-rate debt—At December 31, 2023, we have no borrowings under our Commercial Paper Program. We also have available borrowing capacity under our $3,250 million Senior Revolving Credit Facility and our $900 million U.S. Receivables Facility. At December 31, 2023, there were no outstanding borrowings under these facilities. Based on our average variable-rate debt outstanding per year, we estimate that a 10% change in market interest rates as of December 31, 2023 and 2022 would not materially impact the fair value of these facilities.

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
We conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2023.
The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of LyondellBasell Industries N.V.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of LyondellBasell Industries N.V. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of income, of comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Taxation - Provisions for unrecognized tax benefits
As described in Notes 2, 10, 11, and 17 to the consolidated financial statements, as of December 31, 2023, the Company has recorded an income tax provision of $501 million, income tax receivables of $268 million, income tax payables of $143 million, and net deferred tax liabilities of $2,690 million related to which they have reported $288 million of unrecognized tax benefits. The Company operates in multiple jurisdictions throughout the world, and its tax returns are periodically audited or subjected to review by tax authorities. As a result, there is an uncertainty in income taxes recognized in the Company’s consolidated financial statements. Management recognizes uncertain income tax positions when it is more likely than not, based on the technical merits, that the position or a portion thereof will be sustained upon examination. As disclosed by management, there continues to be increased attention to the tax practices of multinational companies, in particular in the U.S. and Europe where the Company operates.
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
February 22, 2024

We have served as the Company’s auditor since 2008.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
Millions of dollars, except earnings per share	2023	2022	2021
Sales and other operating revenues:
Trade	$40,493	$49,439	$45,135
Related parties	614	1,012	1,038
	41,107	50,451	46,173
Operating costs and expenses:
Cost of sales	35,849	43,847	37,397
Impairments	518	69	624
Selling, general and administrative expenses	1,557	1,310	1,255
Research and development expenses	130	124	124
	38,054	45,350	39,400
Operating income	3,053	5,101	6,773
Interest expense	(477)	(287)	(519)
Interest income	129	29	9
Other (expense) income, net	(58)	(72)	62
Income from continuing operations before equity investments and income taxes	2,647	4,771	6,325
(Loss) income from equity investments	(20)	5	461
Income from continuing operations before income taxes	2,627	4,776	6,786
Provision for income taxes	501	882	1,163
Income from continuing operations	2,126	3,894	5,623
Loss from discontinued operations, net of tax	(5)	(5)	(6)
Net income	2,121	3,889	5,617
Dividends on redeemable non-controlling interests	(7)	(7)	(7)
Net income attributable to the Company shareholders	$2,114	$3,882	$5,610

Earnings per share:
Net income (loss) attributable to the Company shareholders —
Basic:
Continuing operations	$6.50	$11.86	$16.79
Discontinued operations	(0.02)	(0.02)	(0.02)
	$6.48	$11.84	$16.77
Diluted:
Continuing operations	$6.48	$11.83	$16.77
Discontinued operations	(0.02)	(0.02)	(0.02)
	$6.46	$11.81	$16.75
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
Millions of dollars	2023	2022	2021
Net income	$2,121	$3,889	$5,617
Other comprehensive income (loss), net of tax—
Financial derivatives	(80)	208	72
Unrealized loss on available-for-sale debt securities	—	—	(1)
Defined benefit pension and other postretirement benefit plans	(97)	346	224
Foreign currency translations	73	(123)	(155)
Total other comprehensive (loss) income, net of tax	(104)	431	140
Comprehensive income	2,017	4,320	5,757
Dividends on redeemable non-controlling interests	(7)	(7)	(7)
Comprehensive income attributable to the Company shareholders	$2,010	$4,313	$5,750
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED BALANCE SHEETS

	December 31,
Millions of dollars	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$3,390	$2,151
Restricted cash	15	5
Accounts receivable:
Trade, net	3,356	3,392
Related parties	151	201
Inventories	4,765	4,804
Prepaid expenses and other current assets	1,475	1,292
Total current assets	13,152	11,845
Operating lease assets	1,529	1,725
Property, plant and equipment, net	15,547	15,387
Equity investments	3,907	4,295
Goodwill	1,647	1,827
Intangible assets, net	641	662
Other assets	577	624
Total assets	$37,000	$36,365
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED BALANCE SHEETS

	December 31,
Millions of dollars, except shares and par value data	2023	2022
LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY
Current liabilities:
Current maturities of long-term debt	$782	$432
Short-term debt	117	349
Accounts payable:
Trade	3,354	3,106
Related parties	461	477
Accrued and other current liabilities	2,436	2,396
Total current liabilities	7,150	6,760
Long-term debt	10,333	10,540
Operating lease liabilities	1,409	1,510
Other liabilities	2,164	1,954
Deferred income taxes	2,886	2,858
Commitments and contingencies
Redeemable non-controlling interests	114	114
Shareholders’ equity:
Ordinary shares, €0.04 par value, 1,275 million shares authorized, 324,483,402 and 325,723,567 shares outstanding, respectively	19	19
Additional paid-in capital	6,145	6,119
Retained earnings	9,692	9,195
Accumulated other comprehensive loss	(1,476)	(1,372)
Treasury stock, at cost, 15,939,096 and 14,698,931 ordinary shares, respectively	(1,450)	(1,346)
Total Company share of shareholders’ equity	12,930	12,615
Non-controlling interests	14	14
Total equity	12,944	12,629
Total liabilities, redeemable non-controlling interests and equity	$37,000	$36,365
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
Millions of dollars	2023	2022	2021
Cash flows from operating activities:
Net income	$2,121	$3,889	$5,617
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,534	1,267	1,393
Impairments	518	69	624
Amortization of debt-related costs	9	14	35
Share-based compensation	91	70	66
Equity investments—
Equity loss (income)	20	(5)	(461)
Distributions of earnings, net of tax	169	349	315
Deferred income tax provision (benefit)	43	369	(198)
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	110	1,005	(1,519)
Inventories	18	(91)	(742)
Accounts payable	141	(464)	1,301
Other, net	168	(353)	1,264
Net cash provided by operating activities	4,942	6,119	7,695
Cash flows from investing activities:
Expenditures for property, plant and equipment	(1,531)	(1,890)	(1,959)
Proceeds from sales and maturities of available-for-sale debt securities	—	—	346
Proceeds from equity securities	—	8	335
Proceeds from settlement of net investment hedges	903	614	358
Payments for settlement of net investment hedges	(820)	(501)	(355)
Other, net	(329)	(208)	(227)
Net cash used in investing activities	$(1,777)	$(1,977)	$(1,502)
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
Millions of dollars	2023	2022	2021
Cash flows from financing activities:
Repurchases of Company ordinary shares	$(211)	$(420)	$(463)
Dividends paid - common stock	(1,610)	(3,246)	(1,486)
Issuance of long-term debt	500	—	—
Payments of debt issuance costs	(5)	—	(3)
Repayments of long-term debt	(425)	—	(3,925)
Debt extinguishment costs	—	—	(150)
Net repayments of commercial paper	(200)	(4)	(296)
Net collateral received from interest rate derivatives	—	238	—
Proceeds from settlement of cash flow hedges	—	—	855
Payments for settlement of cash flow hedges	—	—	(904)
Other, net	1	25	(13)
Net cash used in financing activities	(1,950)	(3,407)	(6,385)
Effect of exchange rate changes on cash	34	(56)	(96)
Increase (decrease) in cash and cash equivalents and restricted cash	1,249	679	(288)
Cash and cash equivalents and restricted cash at beginning of period	2,156	1,477	1,765
Cash and cash equivalents and restricted cash at end of period	$3,405	$2,156	$1,477
Supplemental Cash Flow Information:
Interest paid, net of capitalized interest	$487	$297	$414
Net income taxes paid	465	746	310
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Company Share of Shareholders’ Equity	Non- Controlling Interests
Millions of dollars	Issued	Treasury
Balance, December 31, 2020	$19	$(531)	$5,986	$4,440	$(1,943)	$7,971	$17
Net income	—	—	—	5,617	—	5,617	—
Other comprehensive income	—	—	—	—	140	140	—
Share-based compensation	—	43	58	(1)	—	100	—
Dividends - common stock ($4.44 per share)	—	—	—	(1,486)	—	(1,486)	—
Dividends - redeemable non-controlling interests ($60.00 per share)	—	—	—	(7)	—	(7)	—
Repurchases of Company ordinary shares	—	(477)	—	—	—	(477)	—
Sales of non-controlling interests	—	—	—	—	—	—	(3)
Balance, December 31, 2021	$19	$(965)	$6,044	$8,563	$(1,803)	$11,858	$14
Net income	—	—	—	3,889	—	3,889	—
Other comprehensive income	—	—	—	—	431	431	—
Share-based compensation	—	25	75	(4)	—	96	—
Dividends - common stock ($4.70 per share)	—	—	—	(1,542)	—	(1,542)	—
Special dividends - common stock ($5.20 per share)	—	—	—	(1,704)	—	(1,704)	—
Dividends - redeemable non-controlling interests ($60.00 per share)	—	—	—	(7)	—	(7)	—
Repurchases of Company ordinary shares	—	(406)	—	—	—	(406)	—
Balance, December 31, 2022	$19	$(1,346)	$6,119	$9,195	$(1,372)	$12,615	$14
Net income	—	—	—	2,121	—	2,121	—
Other comprehensive loss	—	—	—	—	(104)	(104)	—
Share-based compensation	—	107	26	(7)	—	126	—
Dividends - common stock ($4.94 per share)	—	—	—	(1,610)	—	(1,610)	—
Dividends - redeemable non-controlling interests ($60.00 per share)	—	—	—	(7)	—	(7)	—
Repurchases of Company ordinary shares	—	(211)	—	—	—	(211)	—
Balance, December 31, 2023	$19	$(1,450)	$6,145	$9,692	$(1,476)	$12,930	$14
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
Effective January 1, 2023, our Catalloy and polybutene-1 businesses were moved from our Advanced Polymer Solutions segment and reintegrated into our Olefins and Polyolefins-Americas and Olefins and Polyolefins-Europe, Asia, International segments. Segment information provided within has been revised for all periods presented to reflect these changes.
Cash and Cash Equivalents
Our cash equivalents consist of highly liquid debt instruments such as certificates of deposit, commercial paper and money market accounts with major international banks and financial institutions. Cash equivalents also include other instruments with maturities of three months or less when acquired and exclude restricted cash.
Short-Term Investments
Our investments in debt securities are classified as available-for-sale and held-to-maturity on the basis of our intent and ability to hold the investments. Investments classified as available-for-sale are carried at fair value with changes reflected in other comprehensive income (loss). Credit-related impairments, measured using expected cash flows and limited to the amount by which the amortized cost basis of a security exceeds its fair value, are recognized through an allowance for expected credit losses, and adjusted subsequently if conditions change, with a corresponding impact in earnings. Where there is an intention or a requirement to sell an impaired available-for-sale debt security, the entire impairment is recognized in earnings with a corresponding adjustment to the amortized cost basis of the security.
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
We evaluate property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, which, for us, is generally at the plant group level (or, at times, individual plants in certain circumstances where we have isolated production units with separately identifiable cash flows). If it is determined that an asset or asset group’s carrying value exceeded its estimated fair value, the asset is written down to its estimated fair value.
Equity Investments
We account for equity method investments (“equity investments”) using the equity method of accounting if we have the ability to exercise significant influence over, but do not control an investee. Significant influence generally exists if we have an ownership interest representing between 20% and 50% of the voting rights. Under the equity method of accounting, investments are stated initially at cost and are adjusted for subsequent additional investments and our proportionate share of profit or losses and distributions.
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
Investments in PO Joint Ventures and the Louisiana Joint Venture—We share ownership with Covestro PO LLC, a subsidiary of Covestro AG (collectively “Covestro”), in a U.S. propylene oxide (“PO”) joint venture located in Texas (the “U.S. PO Joint Venture”) and a PO/styrene monomer (“SM” or “styrene”) joint venture located in The Netherlands (the “European PO Joint Venture”), collectively the (“PO Joint Ventures”). We operate the PO Joint Ventures manufacturing facilities and arrange the logistics of product delivery. Each partner funds their share of capital expenditures, reimburses manufacturing operating expenses excluding depreciation and amortization expenses, and receives a share of production in-kind.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The U.S. PO Joint Venture owns a PO/SM and a PO/tertiary butyl alcohol (“TBA”) plant. Covestro’s interest in the U.S. PO Joint Venture represents ownership of an in-kind portion of the PO production of 680 thousand tons per year. We take, in-kind, the remaining PO production and all co-product production.
The European PO Joint Venture owns a PO/SM plant in which each partner is entitled to 50% of the annual in-kind cost-based PO and SM production.
We entered into a joint venture agreement with Sasol Chemicals (USA) LLC (“Sasol”) to form the Louisiana Integrated PolyEthylene JV LLC joint venture (the “Louisiana Joint Venture”). Under this arrangement, we acquired a 50% ownership interest in an ethane cracker, a low-density and linear-low density polyethylene plant, and associated infrastructure. Under the terms of the joint venture agreement, each partner provides pro-rata share of ethane feedstocks and off-takes pro-rata shares of cracker and polyethylene products in-kind. We operate the Louisiana Joint Venture assets and market the polyethylene off-take for all partners through our global sales team.
We account for the PO Joint Ventures and the Louisiana Joint Venture using the equity method. The joint ventures were formed solely for the benefit of the partners and do not manufacture for any other parties. We report the cost of our product off-take as Inventory and the equity loss as Cost of sales in our Consolidated Financial Statements. Related production cash flows are reported in the operating cash flow section of the Consolidated Statements of Cash Flows.
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
Our product off-take of PO and its co-products from the PO Joint Ventures was 2.2 million, 2.4 million and 2.6 million tons in 2023, 2022 and 2021, respectively. Our product off-take of ethylene and polyethylene produced from the Louisiana Joint Venture was 1.2 million, 1.0 million, and 1.1 million tons in 2023, 2022, and 2021, respectively.
Redeemable Non-controlling Interests
Our redeemable non-controlling interests relate to shares of cumulative perpetual special stock (“redeemable non-controlling interest stock”) issued by our consolidated subsidiary, formerly known as A. Schulman, Inc. (“A. Schulman”). Holders of redeemable non-controlling interest stock are entitled to receive cumulative dividends at the rate of 6% per share and the liquidation preference of $1,000 per share. Redeemable non-controlling interest stock may be redeemed at any time at the discretion of the holders and is reported in the Consolidated Balance Sheets outside of permanent equity. Dividends on these shares are deducted from or added to the amount of Income (loss) attributable to the Company shareholders if and when declared by the Company.
Goodwill
Goodwill is tested for impairment annually in the fourth quarter or whenever events or changes in circumstances indicate that the fair value of a reporting unit with goodwill is less than its carrying amount. We first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Qualitative factors assessed for each of the reporting units include, but are not limited to, changes in long-term commodity prices, discount rates, competitive environments, planned capacity, cost factors such as raw material prices, and financial performance of the reporting units. If the qualitative assessment indicates that it is more likely than not that the carrying value of a reporting unit exceeds its fair value, a quantitative test is required. If the carrying value of the reporting unit including goodwill exceeds its fair value, an impairment charge equal to the excess would be recognized up to a maximum amount of goodwill allocated to that reporting unit.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Effective January 1, 2023, our Catalloy and polybutene-1 businesses were moved from our Advanced Polymer Solutions segment and reintegrated into our Olefins and Polyolefins-Americas and Olefins and Polyolefins-Europe, Asia, International segments. Related to this change we evaluated goodwill for impairment immediately before and after the transfer of these businesses. Our evaluation resulted in the recognition of a non-cash goodwill impairment of $252 million in our Advanced Polymer Solutions segment in the first quarter of 2023. See Notes 8 and 21 to the Consolidated Financial Statements.
In the fourth quarter of 2023, we performed a quantitative impairment assessment for our reporting units within our Advanced Polymer Solutions segment and a qualitative impairment assessment of our other reporting units, which indicated that the fair value of our reporting units was greater than their carrying value including goodwill. Based on this assessment, our historical assessment for impairment and forecasted demand for our products, a quantitative goodwill impairment test in the fourth quarter was not necessary.
Intangible Assets
Intangible assets consist of emission allowances, various contracts, software costs, patents and trademarks, know-how, and in-process research and development costs. These assets are amortized using the straight-line method over their estimated useful lives or over the term of the related agreement. We evaluate definite-lived intangible assets with the associated long-lived asset group for impairment whenever impairment indicators are present.
Research and Development
Research and development (“R&D”) costs are expensed when incurred. Subsidies for R&D are included in Other (expense) income, net. Depreciation expense related to assets employed in R&D is included as a cost of R&D.
Income Taxes
The income tax for the period comprises current and deferred tax. Income tax is recognized in the Consolidated Statements of Income, except to the extent that it relates to items recognized in other comprehensive income (loss) or directly in equity. In these cases, the applicable tax amount is recognized in other comprehensive income (loss) or directly in equity, respectively.
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
•Income and expenses for each income statement are translated at monthly average exchange rates; and
•All resulting exchange differences are recognized as a separate component within other comprehensive income (loss) (foreign currency translation adjustments).
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

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Contract balances typically arise when a difference in timing between the transfer of control to the customer and receipt of consideration occurs. Our contract liabilities, which are reflected in our Consolidated Financial Statements as Accrued and other current liabilities, and Other liabilities, consist primarily of customer payments for products or services received before the transfer of control to the customer occurs.
Share-Based Compensation
We grant restricted stock units (“RSUs”), stock option awards (“Stock options”), performance share units (“PSUs”), and other cash and stock awards to employees as a form of compensation. Our share-based compensation awards are accounted for as equity-classified awards with compensation expense based on the grant date fair value and recognized over the vesting period in the income statement. We use a straight-line vesting method for cliff-vested awards and a graded vesting method for ratable-vested awards. We have elected to recognize forfeitures as they occur for stock-based compensation. When options are exercised and awards are paid out, shares are issued from our treasury shares. The holders of unvested RSUs are entitled to nonforfeitable dividend equivalents settled in the form of cash payments, which are recognized as dividends in Retained earnings. Outstanding PSUs accrue dividend equivalent units, which will be converted to shares upon payment at the end of the performance period and are classified as Accrued and other current liabilities and Other liabilities on the Consolidated Balance Sheets. Dividend equivalents for PSUs are also recorded in Retained earnings. See Notes 16 and 19 to the Consolidated Financial Statements for additional information.
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
We use the following inputs and valuation techniques to estimate the fair value of our financial instruments disclosed in Note 14 to the Consolidated Financial Statements.
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
Short-Term Debt—The fair value of short-term borrowings related to precious metal financing arrangements accounted for as embedded derivatives is determined based on the future price of the associated precious metal.
Long-Term Debt—The fair value of our senior and guaranteed notes is calculated using pricing data obtained from well-established and recognized vendors of market data for debt valuations. The fair value of our term loan was determined based on a discounted cash flow model using observable inputs such as benchmark interest rates and public information regarding our credit risk.
Fair Value Measurements - Pension Assets
We use the following inputs and valuation techniques to estimate the fair value of our pension assets disclosed in Note 15 to the Consolidated Financial Statements.
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
Commingled Funds—Valued based upon the net asset value of units of such commingled trust funds held at year end by the pension plans. Unit values are based on the fair value of the underlying assets of the fund derived from inputs principally from, or corroborated by, observable market data by correlation or other means.
Real Estate—Valued based upon the net asset value of units of the real estate fund or partnership held by the master trust at year end.
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
U.S. Government Securities—Certain securities, including Separate Trading of Registered Interest and Principal of Securities (“STRIPS”), are valued at the closing price reported on the active market on which the individual securities are traded.
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
Actuarial gains and losses arising from experience adjustments and changes in actuarial assumptions are charged or credited to equity and are reflected in Accumulated other comprehensive income (loss) in the period in which they arise.
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
Supply Chain Finance Arrangements
In an effort to maintain a strong and efficient supply chain, we facilitate a voluntary supply chain finance program that provides suppliers, at their sole discretion, the opportunity to sell their receivables due from us to a participating financial intermediary in order to be paid earlier than our contracted payment terms. We are not a party to any agreement between our suppliers and the financial intermediary. When a supplier utilizes the program and receives an early payment from the financial intermediary, the supplier takes a discount on the invoice. We pay the financial intermediary the full amount of the invoice on the contractually agreed upon due date. The majority of the suppliers using the program are on 90-day payment terms. There is no economic impact to the Company from a supplier’s decision to take an early payment. No guarantees are provided by us or any of our subsidiaries under the program.
As of December 31, 2023 and 2022, Accounts payable-Trade included $65 million and $53 million, respectively, payable to suppliers who have elected to participate in the supply chain financing program.
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
Accounting Guidance Issued But Not Adopted as of December 31, 2023
Fair Value Measurement—In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The guidance clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security because it is a characteristic of the entity holding the equity security rather than a characteristic of the security and is not considered in measuring its fair value. The guidance is effective prospectively for the year ending December 31, 2024, including the interim periods, with the impact of adoption reflected in earnings. Early adoption is permitted. The adoption of this guidance will not have a material impact on our Consolidated Financial Statements.
Segment Disclosures—In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The guidance improves the disclosures about a public entity’s reportable segments and addresses requests from investors for additional, more detailed information about a reportable segment’s expenses. The guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We are currently assessing the impact of adopting the new guidance on our Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Income Tax Disclosures—In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 74): Improvements to Income Tax Disclosures. The guidance requires companies to disclose certain specific categories in the rate reconciliation and provide additional information for reconciling items that meet the quantitative threshold of 5% of the expected tax using the applicable statutory income tax rate. There is also a required disclosure to provide the net income taxes paid or received disaggregated by federal, state, and foreign taxes with jurisdictions to be separately disclosed if the jurisdiction is 5% or more of the total net income taxes paid or received. The guidance is effective for annual periods beginning after December 15, 2024. Earlier adoption is permitted. We are currently assessing the impact of adopting the new guidance on our Consolidated Financial Statements.
3. Assets Held for Sale
During the fourth quarter of 2023, we entered into an agreement to sell our U.S. Gulf Coast-based ethylene oxide and derivatives (“EO&D”) business along with the production facility located in Bayport, TX for cash consideration of $700 million, subject to working capital and other adjustments. The EO&D business had been identified as a non-core business within our Intermediates and Derivatives segment. The transaction is expected to close in the second quarter of 2024 following completion of the planned maintenance at the facility and is subject to regulatory and other customary closing conditions.
The following table summarizes the assets and liabilities held for sale:

Millions of dollars	December 31, 2023
ASSETS
Accounts receivable - Trade, net	$42
Inventories	100
Prepaid expenses and other current assets	43
Operating lease assets	20
Property, plant and equipment, net	225
Goodwill	14
Total assets held for sale	$444

LIABILITIES
Short-term debt	$43
Accounts payable - Trade	51
Accrued and other current liabilities	7
Operating lease liabilities	19
Total liabilities held for sale	$120
4. Revenues
Contract Balances—Contract liabilities were $175 million and $167 million at December 31, 2023 and 2022, respectively. Revenue recognized in each reporting period, included in the contract liability balance at the beginning of the period, was immaterial.
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

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Revenues disaggregated by key products are summarized below:

	Year Ended December 31,
Millions of dollars	2023	2022	2021
Sales and other operating revenues:
Olefins & co-products	$3,508	$4,782	$5,008
Polyethylene	7,587	9,694	10,219
Polypropylene	5,642	7,458	8,892
Propylene oxide and derivatives	2,287	3,097	2,885
Oxyfuels and related products	5,640	5,482	3,587
Intermediate chemicals	2,864	4,012	3,415
Compounding and solutions	3,686	4,197	4,150
Refined products	9,179	10,975	7,178
Other	714	754	839
Total	$41,107	$50,451	$46,173
The following table presents our revenues disaggregated by geography, based upon the location of the customer:

	Year Ended December 31,
Millions of dollars	2023	2022	2021
Sales and other operating revenues:
United States	$20,003	$24,789	$22,526
Germany	2,547	3,555	3,395
China	2,164	2,533	2,322
Japan	1,749	1,954	1,417
Mexico	1,642	2,042	1,572
Italy	1,365	1,737	1,828
France	1,091	1,366	1,431
Poland	905	1,271	1,169
The Netherlands	805	1,178	1,390
Other	8,836	10,026	9,123
Total	$41,107	$50,451	$46,173
Transaction Price Allocated to the Remaining Performance Obligations— Our contracts with customers are commodity supply arrangements that settle based on market prices at future delivery dates; therefore, transaction prices are entirely variable. Transaction prices are known at the time revenue is recognized since they are generally determined by the commodity price index at a specific date, at month-end or at the month average once products are shipped to our customers. Future estimates of transaction prices for disclosure purposes are substantially constrained as they are highly susceptible to factors outside our control, including volatility in commodity markets, industry production capacities and operating rates, planned and unplanned industry operating interruptions, foreign exchange rates and worldwide geopolitical trends. We have elected the practical expedient to not disclose unsatisfied performance obligations with an original contract duration of one year or less.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
5. Related Party Transactions
We have related party transactions with our joint venture partners, which are classified as equity investees (see Note 9 to the Consolidated Financial Statements). These related party transactions include the sales and purchases of goods and services in the normal course of business as well as certain financing arrangements.
These transactions are summarized as follows:

	Year Ended December 31,
Millions of dollars	2023	2022	2021
The Company billed related parties for:
Sales of products—
Joint venture partners	$614	$1,012	$1,038
Shared service agreements—
Joint venture partners	4	2	13
Related parties billed the Company for:
Sales of products—
Joint venture partners	$3,673	$4,837	$4,348
Shared service agreements—
Joint venture partners	79	94	85
Related Party Notes Receivable—In July 2022, we executed a loan agreement with our joint venture partner to lend CNY300 million (approximately $42 million as of December 31, 2023) to our joint venture Bora LyondellBasell Petrochemical Co. Ltd. (“BLYB”). The loan matured six months from issuance with the option to extend up to nine times, in six months increments, with consent of the joint venture partners. As of December 31, 2023, the loan has been extended twice and matures in February 2024. It is expected the loan will be extended a third time in the first quarter of 2024. Interest accrues at the one-year prime rate from People’s Bank of China and is payable quarterly.
Other—We have guaranteed $18 million of the indebtedness of two of our joint ventures as of December 31, 2023.
6. Accounts Receivable
We sell our products primarily to other industrial concerns in the petrochemical and refining industries. We perform ongoing credit evaluations of our customers’ financial condition and, in certain circumstances, require letters of credit or corporate guarantees from them. Our Accounts receivable are reflected in the Consolidated Balance Sheets net of allowance for credit losses of $6 million in each of the years ended December 31, 2023 and 2022. We recorded allowance for credit losses for receivables, which are reflected in the Consolidated Statements of Income, however, such amounts were immaterial for each of the years ended December 31, 2023, 2022 and 2021.
7. Inventories
Inventories consisted of the following components at December 31:

Millions of dollars	2023	2022
Finished goods	$3,134	$3,027
Work-in-process	182	227
Raw materials and supplies	1,449	1,550
Total inventories	$4,765	$4,804

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
At December 31, 2023 and 2022, approximately 78% and 77%, respectively, of our inventories were valued using the last in, first out (“LIFO”) method and the remaining inventories, consisting primarily of materials and supplies, were valued at the moving average cost method. The excess of our inventories at estimated net realizable value over LIFO cost was approximately $1,478 million and $1,586 million at December 31, 2023 and 2022, respectively.
8. Property, Plant and Equipment, Goodwill and Intangible Assets
Property, Plant and Equipment—The components of property, plant and equipment, at cost, and the related accumulated depreciation are as follows at December 31:

Millions of dollars	Estimated Useful Life (years)			2023	2022
Land				$327	$321
Major manufacturing equipment	25			14,875	13,257
Buildings	30			2,513	2,280
Light equipment and instrumentation	5	-	20	3,793	3,528
Office furniture	15			21	22
Major turnarounds	4	-	7	1,888	1,732
Information system equipment	3	-	5	67	63
Construction in progress				1,422	2,521
Total property, plant and equipment				24,906	23,724
Less accumulated depreciation				(9,359)	(8,337)
Property, plant and equipment, net				$15,547	$15,387
Capitalized Interest—We capitalize interest costs incurred on funds used to construct property, plant and equipment. In 2023, 2022 and 2021, we capitalized interest of $7 million, $114 million and $97 million, respectively.
Intangible Assets—The components of identifiable intangible assets, at cost, and the related accumulated amortization are as follows at December 31:

	2023			2022
Millions of dollars	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Emission allowances	$760	$(514)	$246	$771	$(513)	$258
Various contracts	434	(389)	45	436	(364)	72
Customer relationships	317	(108)	209	297	(88)	209
Software costs	161	(63)	98	124	(46)	78
Other	302	(259)	43	283	(238)	45
Total intangible assets	$1,974	$(1,333)	$641	$1,911	$(1,249)	$662
Amortization of these identifiable intangible assets for the next five years is expected to be $85 million in 2024, $82 million in 2025, $59 million in 2026, $37 million in 2027 and $36 million in 2028.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Houston Refinery Impairment—During the fourth quarter of 2021, following a review of strategic options for the Houston refinery, we determined there was an increased likelihood of the asset’s disposal prior to the end of its expected useful life. As a result, we assessed the Houston refinery for impairment and recognized a $624 million non-cash impairment charge that included a $549 million impairment of property, plant and equipment, a $43 million impairment of materials and supplies and a $32 million impairment of intangible assets, which reduced the assets’ carrying values to their fair values. The impairment was a result of our assessment that the fair value of the Houston refinery’s property, plant and equipment, materials and supplies and intangible assets were all zero as of December 31, 2021. The fair values of the impaired assets were determined using market information provided by unrelated third parties. The fair value measurement for the asset group is classified as Level 3. The charge is reflected as Impairments in the Consolidated Statements of Income.
Depreciation and Amortization Expense—Depreciation and amortization expense is summarized as follows:

	Year Ended December 31,
Millions of dollars	2023	2022	2021
Property, plant and equipment	$1,303	$1,033	$1,146
PO Joint Ventures and Louisiana Joint Venture	148	155	156
Emission allowances	8	8	12
Various contracts	18	18	20
Customer relationships	20	19	20
Software costs	17	14	12
Other	20	20	27
Total depreciation and amortization	$1,534	$1,267	$1,393
Asset Retirement Obligations—In certain cases, we are contractually obligated to decommission our plants upon site exit. In such cases, we have accrued the net present value of the estimated costs. The changes in our asset retirement obligations are as follows:

	Year Ended December 31,
Millions of dollars	2023	2022
Beginning balance	$305	$62
Liabilities incurred	—	249
Liabilities settled	(5)	(3)
Changes in estimates	—	3
Accretion expense	10	3
Divestiture	—	(6)
Effects of exchange rate changes	1	(3)
Ending balance	$311	$305
In connection with the planned exit from the refinery business, we recorded liabilities for asset retirement obligations of $259 million as of December 31, 2023. See Note 21 to the Consolidated Financial Statements for additional information regarding the planned exit. The remaining asset retirement obligations are primarily related to facilities in Europe.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
Goodwill—The changes in the carrying amount of goodwill in each of the Company’s reportable segments for the years ended December 31, 2023 and 2022 were as follows:

Millions of dollars	O&P - Americas	O&P - EAI	I&D	APS	Technology	Total
December 31, 2021	$162	$109	$225	$1,371	$8	$1,875
Acquisitions	—	—	—	6	—	6
Foreign currency translation adjustments	—	(23)	(24)	(7)	—	(54)
December 31, 2022	162	86	201	1,370	8	1,827
Reallocation of goodwill	315	269	—	(584)	—	—
Acquisitions	—	—	—	31	—	31
Assets held for sale	—	—	(14)	—	—	(14)
Impairment charge	—	—	—	(252)	—	(252)
Foreign currency translation adjustments	—	25	28	2	—	55
December 31, 2023	$477	$380	$215	$567	$8	$1,647
The carrying amount of goodwill at December 31, 2023 is reflected net of accumulated impairment charges of $252 million related to our Advanced Polymer Solutions segment. There were no accumulated impairment charges reflected in the carrying amount of goodwill at December 31, 2022.
As of December 31, 2022, goodwill included in our Advanced Polymer Solutions reporting unit was $1,370 million, the majority of which related to the 2018 acquisition of A. Schulman. As of December 31, 2022, a large portion of the Advanced Polymer Solutions reporting unit’s fair value was derived from our Catalloy and polybutene-1 businesses, which had disproportionately low carrying values in comparison to the remaining assets of the reporting unit, which had relatively higher carrying values due to the 2018 purchase price allocation associated with the acquisition of A. Schulman. Effective January 1, 2023, our Catalloy and polybutene-1 businesses were moved from our Advanced Polymer Solutions segment and reintegrated into our Olefins and Polyolefins-Americas and Olefins and Polyolefins-Europe, Asia, International segments. Accordingly, on January 1, 2023, we allocated goodwill of $584 million from our Advanced Polymer Solutions segment to our Olefins and Polyolefins-Americas and Olefins and Polyolefins-Europe, Asia, International segments. The amounts allocated were $315 million and $269 million for Olefins and Polyolefins-Americas and Olefins and Polyolefins-Europe, Asia, International segments, respectively. The allocation was based on the fair values of the businesses that were reintegrated relative to the fair value of the Advanced Polymer Solutions segment.
As a result of the reallocation of goodwill and the change in both fair value and carrying value among reporting units, we recognized a non-cash goodwill impairment charge of $252 million in the first quarter of 2023 in our Advanced Polymer Solutions segment. Fair values were determined utilizing a discounted cash flow method under the income approach and assumptions including management’s view on long-term growth rates in our industry, discount rates and other assumptions based on a market participant perspective, which are inherently subjective. The fair value of the reporting unit is Level 3 within the fair value hierarchy. The charge is reflected as Impairments in the Consolidated Statements of Income.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
9. Equity Investments
Our principal direct and indirect equity investments are as follows at December 31:

Percent of Ownership	2023	2022
European PO Joint Venture	50.00%	50.00%
U.S. PO Joint Venture	60.62%	60.62%
Louisiana Joint Venture	50.00%	50.00%
Bora LyondellBasell Petrochemical Co. Ltd.	50.00%	50.00%
Basell Orlen Polyolefins Sp. Z.o.o.	50.00%	50.00%
Saudi Polyolefins Company	25.00%	25.00%
Saudi Ethylene & Polyethylene Company Ltd.	25.00%	25.00%
Al-Waha Petrochemicals Ltd.	25.00%	25.00%
Polymirae Co. Ltd.	50.00%	50.00%
HMC Polymers Company Ltd.	28.56%	28.56%
Indelpro S.A. de C.V.	49.00%	49.00%
Ningbo ZRCC Lyondell Chemical Co. Ltd.	26.65%	26.65%
Ningbo ZRCC LyondellBasell New Material Co. Ltd.	50.00%	50.00%
The following table summarizes changes in our equity investments:

	Year Ended December 31,
Millions of dollars	2023	2022
Beginning balance	$4,295	$4,786
Capital contributions	54	108
(Loss) income from equity investments	(20)	5
Acquisition of equity investments	102	4
Distribution of earnings, net of tax	(169)	(349)
Depreciation of PO Joint Ventures and Louisiana Joint Venture	(148)	(155)
Impairment of European PO Joint Venture	(192)	—
Currency exchange effects	9	(100)
Other	(24)	(4)
Ending balance	$3,907	$4,295
Capital contributions in 2023 and 2022 include $32 million and $69 million, respectively, related to our PO Joint Ventures.
European PO Joint Venture Impairment—In the fourth quarter of 2023, due to a trend of negative financial performance and the unfavorable long-term economic outlook for the joint venture, we recorded a non-cash impairment charge of $192 million, representing a full write down of our investment in the European PO joint venture. The fair value of our investment was determined using an income approach and the significant inputs used in our fair value determination, including projected cash flows and the discount rate, are considered Level 3. The charge is reflected as Impairments in the Consolidated Statements of Income.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Summarized balance sheet information of our investments accounted for under the equity method (presented on a 100% basis) at December 31 are as follows:

Millions of dollars	2023	2022
Current assets	$3,622	$4,043
Noncurrent assets	10,810	11,185
Total assets	14,432	15,228
Current liabilities	2,903	2,995
Noncurrent liabilities	2,300	2,615
Net assets	$9,229	$9,618
Summarized income statement information of our investments accounted for under the equity method (presented on a 100% basis) are as follows:

	Year Ended December 31,
Millions of dollars	2023	2022	2021
Revenues	$12,540	$15,435	$15,456
Cost of sales	(12,044)	(14,900)	(13,269)
Gross profit	496	535	2,187
Net operating expenses	(514)	(519)	(497)
Operating (loss) income	(18)	16	1,690
Interest income	23	7	—
Interest expense	(131)	(24)	(48)
Foreign currency translation	(1)	(1)	(5)
Other expense, net	(23)	(26)	(21)
(Loss) income before income taxes	(150)	(28)	1,616
Benefit from (provision) for income taxes	22	(1)	(337)
Net (loss) income	$(128)	$(29)	$1,279
Subsequent event—In January 2024, we entered into an agreement to acquire a 35% interest in Saudi Arabia-based National Petrochemical Industrial Company (“NATPET”) from Alujain Corporation for approximately $500 million. Enabled by its Spheripol polypropylene (PP) technology, the joint venture positions us to grow and upgrade our core PP business through access to advantaged feedstocks, plus additional product marketing capacity, in a strategic region. Closing of the transaction is subject to regulatory and other customary closing conditions. The joint venture will be included prospectively within our Olefins and Polyolefins-Europe, Asia, International segment.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
10. Prepaid Expenses, Other Current Assets and Other Assets
The components of Prepaid expenses and other current assets were as follows at December 31:

Millions of dollars	2023	2022
Assets held for sale	$444	$—
Income tax receivable	268	285
VAT receivables	214	203
Financial derivatives	184	152
Renewable identification numbers	113	465
Advances to suppliers	90	63
Prepaid insurance	36	30
Other	126	94
Total prepaid expenses and other current assets	$1,475	$1,292
The components of Other assets were as follows at December 31:

Millions of dollars	2023	2022
Deferred tax assets	$196	$157
Company-owned life insurance	48	48
Financial derivatives	45	158
Pension assets	39	62
Other	249	199
Total other assets	$577	$624
11. Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following components at December 31:

Millions of dollars	2023	2022
Payroll and benefits	$497	$424
Operating lease liabilities	360	344
Renewable identification numbers	220	486
Financial derivatives	242	69
Taxes other than income taxes	183	208
Contract liabilities	175	167
Income taxes	143	242
Product sales rebates	140	163
Interest	123	130
Liabilities held for sale	120	—
Other	233	163
Total accrued and other current liabilities	$2,436	$2,396

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
12. Debt
Long-term loans, notes and other debt, net of unamortized discount, debt issuance cost and cumulative fair value hedging adjustments, consisted of the following at December 31:

Millions of dollars	2023	2022
Senior Notes due 2024, $1,000 million, 5.75%	$775	$774
Senior Notes due 2055, $1,000 million, 4.625% ($15 million of discount; $10 million of debt issuance cost)	975	974
Guaranteed Notes due 2027, $300 million, 8.1%	300	300
Issued by LYB International Finance B.V.:
Guaranteed Notes due 2023, $750 million, 4.0%	—	424
Guaranteed Notes due 2043, $750 million, 5.25% ($18 million of discount; $6 million of debt issuance cost)	726	725
Guaranteed Notes due 2044, $1,000 million, 4.875% ($10 million of discount; $8 million of debt issuance cost)	982	982
Issued by LYB International Finance II B.V.:
Guaranteed Notes due 2026, €500 million, 0.875% ($1 million of discount; $1 million of debt issuance cost)	542	518
Guaranteed Notes due 2027, $1,000 million, 3.5% ($2 million of discount; $2 million of debt issuance cost)	585	587
Guaranteed Notes due 2031, €500 million, 1.625% ($4 million of discount; $3 million of debt issuance cost)	542	516
Issued by LYB International Finance III, LLC:
Guaranteed Notes due 2025, $500 million, 1.25% ($1 million of discount; $1 million of debt issuance cost)	481	475
Guaranteed Notes due 2030, $500 million, 3.375% ($1 million of debt issuance cost)	124	120
Guaranteed Notes due 2030, $500 million, 2.25% ($3 million of discount; $3 million of debt issuance cost)	474	469
Guaranteed Notes due 2033, $500 million, 5.625% ($5 million of debt issuance cost)	495	—
Guaranteed Notes due 2040, $750 million, 3.375% ($1 million of discount; $7 million of debt issuance cost)	742	741
Guaranteed Notes due 2049, $1,000 million, 4.2% ($14 million of discount; $10 million of debt issuance cost)	976	976
Guaranteed Notes due 2050, $1,000 million, 4.2% ($6 million of discount; $10 million of debt issuance cost)	975	971
Guaranteed Notes due 2051, $1,000 million, 3.625% ($2 million of discount; $10 million of debt issuance cost)	916	897
Guaranteed Notes due 2060, $500 million, 3.8% ($4 million of discount; $6 million of debt issuance cost)	483	481
Other	22	42
Total	11,115	10,972
Less current maturities	(782)	(432)
Long-term debt	$10,333	$10,540

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Fair value hedging adjustments associated with the fair value hedge accounting of our fixed-for-floating interest rate swaps for the applicable periods are as follows:

Millions of dollars	Gains (Losses)		Cumulative Fair Value Hedging Adjustments Included in Carrying Amount of Debt
	Year Ended December 31,		December 31,
	2023	2022	2023	2022
Guaranteed Notes due 2025, 1.25%	$(5)	$12	$9	$14
Guaranteed Notes due 2026, 0.875%	(5)	12	8	13
Guaranteed Notes due 2027, 3.5%	2	46	2	—
Guaranteed Notes due 2030, 3.375%	(4)	23	17	21
Guaranteed Notes due 2030, 2.25%	(4)	22	20	24
Guaranteed Notes due 2031, 1.625%	(8)	11	3	11
Guaranteed Notes due 2050, 4.2%	(4)	10	9	13
Guaranteed Notes due 2051, 3.625%	(18)	90	72	90
Guaranteed Notes due 2060, 3.8%	(2)	9	7	9
Total	$(48)	$235	$147	$195
Fair value adjustments are recognized in Interest expense in the Consolidated Statements of Income.
Short-term loans, notes and other debt consisted of the following at December 31:

Millions of dollars	2023	2022
U.S. Receivables Facility	$—	$—
Commercial paper	—	200
Precious metal financings	117	131
Other	—	18
Total Short-term debt	$117	$349
Aggregate maturities of debt during the next five years are $899 million in 2024, which includes $775 million that remains outstanding under our 5.75% Senior Notes due 2024, $498 million in 2025, $554 million in 2026, $892 million in 2027, $1 million in 2028 and $8,699 million thereafter.
Long-Term Debt
Senior Revolving Credit Facility—Our $3,250 million senior unsecured revolving credit facility (the “Senior Revolving Credit Facility”), which expires in November 2026, may be used for dollar and euro denominated borrowings. The facility has a $200 million sub-limit for dollar and euro denominated letters of credit, a $1,000 million uncommitted accordion feature, and supports our commercial paper program. In May 2023, we amended our Senior Revolving Credit Facility to update the interest rate benchmark to reference the secured overnight financing rate (“SOFR”) rather than the London Interbank Offered Rate (“LIBOR”). Borrowings under the facility bear interest at either a base rate, SOFR or EURIBOR rate, plus an applicable margin. Additional fees are incurred for the average daily unused commitments. At December 31, 2023, we had no borrowings or letters of credit outstanding and $3,250 million of unused availability under this facility.

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
We may redeem some of our notes at any time in whole, or from time to time in part, prior to their respective maturity dates, at a redemption price equal to the greater of (i) 100% of the principal amount of the notes redeemed and (ii) the sum of the present values of the remaining scheduled payments of principal and interest (discounted at the applicable treasury yield or comparable government bond rate plus their respective basis points) on the notes to be redeemed. Some of our notes may also be redeemed prior to their respective maturity dates, at a redemption price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest. Certain notes are also redeemable upon certain tax events.
Further, our Senior Notes due 2024 may be redeemed and repaid, in whole at any time or in part from time to time prior to the date that is 90 days prior to the scheduled maturity date of the notes at a redemption price equal to 100% of the principal amount of the notes redeemed plus a premium for each note redeemed equal to the greater of 1.00% of the then outstanding principal amount of the note and the excess of: (a) the present value at such redemption date of (i) the principal amount of the note at maturity plus (ii) all required interest payments due on the note through maturity (excluding accrued but unpaid interest), computed using a discount rate equal to the Treasury Rate as of such redemption date plus 50 basis points; over (b) the outstanding principal amount of the note. These notes may also be redeemed, in whole or in part, at any time on or after the date which is 90 days prior to the final maturity date of the notes, at a redemption price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest.
As of December 31, 2023, we are in compliance with our debt covenants.
Guaranteed Notes due 2033—In May 2023, LYB International Finance III, LLC (“LYB Finance III”), a wholly owned finance subsidiary of LyondellBasell Industries N.V., issued $500 million of 5.625% guaranteed notes due 2033 (the “2033 Notes”) at a discounted price of 99.895%. Net proceeds from the sale of the notes totaled $495 million, after deducting underwriting discounts and offering expenses.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The 2033 Notes are the first green financing instruments we have issued related to our green financing framework. Net proceeds from the sale of the 2033 Notes are being used to finance or refinance, in whole or in part, new or existing eligible green projects in the areas of circular economy, renewable energy, pollution prevention and control, and energy efficiency. As of December 31, 2023, we have allocated approximately $195 million of proceeds towards qualifying projects. This includes approximately $155 million related to new eligible green projects in 2023 with the remaining allocated to existing eligible green projects in 2022 and 2021. Pending the full allocation of the net proceeds, any portion that has not been allocated to eligible green projects will be managed in accordance with our normal liquidity management practices.
Guaranteed Notes due 2023—In July 2023, we repaid the $425 million remaining of outstanding principal on our 4.0% guaranteed notes due 2023.
Debt Extinguishment Costs—In 2021, in conjunction with the redemptions of certain of our outstanding notes, we recognized $130 million of debt extinguishment costs which are reflected in Interest expense in the Consolidated Statements of Income. The debt extinguishment costs include $150 million paid for make-whole premiums and non-cash charges of $16 million for the write-off of unamortized debt discount and issuance costs, partially offset by a gain of $36 million resulting from the write-off of the cumulative fair value hedge accounting adjustments.
Short-Term Debt
U.S. Receivables Facility—Our U.S. Receivables Facility, which expires in June 2024, has a purchase limit of $900 million in addition to a $300 million uncommitted accordion feature. This facility provides liquidity through the sale or contribution of trade receivables by certain of our U.S. subsidiaries to a wholly owned, bankruptcy-remote subsidiary on an ongoing basis and without recourse. The bankruptcy-remote subsidiary may then, at its option and subject to a borrowing base of eligible receivables, sell undivided interests in the pool of trade receivables to financial institutions participating in the facility (“Purchasers”). The sale of the undivided interest in the pool of trade receivables is accounted for as a secured borrowing in the Consolidated Balance Sheets. We are responsible for servicing the receivables. We pay variable interest rates on our secured borrowings. Additional fees are incurred for the average daily unused commitments. In May 2023, we amended our U.S. Receivables Facility to update the interest rate benchmark to reference SOFR rather than LIBOR. In the event of liquidation, the bankruptcy-remote subsidiary’s assets will be used to satisfy the claims of the Purchasers prior to any assets or value in the bankruptcy-remote subsidiary becoming available to us. This facility also provides for the issuance of letters of credit up to $200 million. Performance obligations under the facility are guaranteed by LyondellBasell Industries N.V. The term of the facility may be extended in accordance with the terms of the agreement. The facility is also subject to customary warranties and covenants, including limits and reserves and the maintenance of specified financial ratios. Under the terms of the U.S. Receivable Facility we are required to maintain a maximum leverage ratio consistent with the terms of the Senior Revolving Credit Facility as discussed above. At December 31, 2023, there were no borrowings or letters of credit outstanding and $900 million unused availability under the facility.
Commercial Paper Program—We have a commercial paper program under which we may issue up to $2,500 million of privately placed, unsecured, short-term promissory notes (“commercial paper”). This program is backed by our $3,250 million Senior Revolving Credit Facility. Proceeds from the issuance of commercial paper may be used for general corporate purposes, including dividends and share repurchases. At December 31, 2023, we had no outstanding borrowings of commercial paper.
Precious Metal Financings—We enter into lease agreements for precious metals which are used in our production processes. Precious metal borrowings are classified as Short-term debt or Long-term debt, other, based on the maturities of the lease agreements.
Weighted Average Interest Rate—At December 31, 2023 and 2022, our weighted average interest rate on outstanding Short-term debt was 1.9% and 3.7%, respectively.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Additional Information
Debt Discount and Issuance Costs—Amortization of debt discount and debt issuance costs resulted in amortization expense of $9 million, $14 million and $35 million for the years ended December 31, 2023, 2022 and 2021, respectively, which is included in Interest expense in the Consolidated Statements of Income.
Other Information—LYB International Finance B.V., LYB International Finance II B.V., and LYB International Finance III, LLC (“LYB Finance subsidiaries”) are wholly owned finance subsidiaries of LyondellBasell Industries N.V. Any debt securities issued by LYB Finance subsidiaries will be fully and unconditionally guaranteed by LyondellBasell Industries N.V., and no other subsidiaries of LyondellBasell Industries N.V. guarantees these securities. Our unsecured notes rank equally in right of payment to each respective finance subsidiary’s existing and future unsecured indebtedness and to all of LyondellBasell Industries N.V.’s existing and future unsubordinated indebtedness. There are no significant restrictions that would impede LyondellBasell Industries N.V., as guarantor, from obtaining funds by dividend or loan from its subsidiaries.
13. Leases
Operating Leases—The majority of our leases are operating leases. We lease storage tanks, terminal facilities, land, office facilities, railcars, pipelines, barges, plant equipment and other equipment. As of December 31, 2023 and 2022, our Operating lease assets were $1,529 million and $1,725 million, respectively. As of December 31, 2023 and 2022, Operating lease liabilities totaled $1,769 million and $1,854 million of which $360 million and $344 million, respectively, are current and recorded in Accrued and other current liabilities. These values were derived using a weighted average discount rate of 3.8% and 3.4% as of December 31, 2023 and 2022, respectively.
Substantially all of our operating leases have remaining lease terms of 20 years or less and have a weighted-average remaining lease term of 9 years. Certain lease agreements include options to renew the lease, at our discretion, for approximately 1 year to 20 years and do not materially impact our operating lease assets or operating lease liabilities.
Maturities of operating lease liabilities as of December 31, 2023, are as follows:

Millions of dollars
2024	$415
2025	339
2026	280
2027	230
2028	150
Thereafter	662
Total lease payments	2,076
Less: Imputed interest	(307)
Present value of lease liabilities	$1,769

Operating lease costs were $570 million, $536 million and $418 million for the years ended December 31, 2023, 2022 and 2021, respectively, which are reflected in the Consolidated Statements of Income.
In connection with the planned exit from the refinery business, announced in April 2022, we recognized accelerated lease amortization costs of $110 million and $91 million for the years ended December 31, 2023 and 2022, respectively, which is included in operating lease cost. See Note 21 to the Consolidated Financial Statements for additional information.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Cash paid for amounts included in the measurement of Operating lease liabilities totaled $447 million, $423 million and $406 million for the years ended December 31, 2023, 2022 and 2021, respectively. Leased assets obtained in exchange for new operating lease liabilities totaled $312 million, $248 million and $822 million for the years ended December 31, 2023, 2022 and 2021, respectively.
As of December 31, 2023, we have entered into operating leases, with an undiscounted value of $148 million, primarily for buildings that have not yet commenced. These leases which will commence in 2024 and 2025, have lease terms ranging from 2 to 12 years.
14. Financial Instruments and Fair Value Measurements
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
Financial Instruments Measured at Fair Value on a Recurring Basis—The following table summarizes financial instruments outstanding for the periods presented that are measured at fair value on a recurring basis:

	Fair Value
Millions of dollars	December 31, 2023	December 31, 2022	Balance Sheet Classification
Assets—
Derivatives designated as hedges:
Commodities	$1	$—	Prepaid expenses and other current assets
Foreign currency	44	109	Prepaid expenses and other current assets
Foreign currency	45	133	Other assets
Interest rates	38	16	Prepaid expenses and other current assets
Interest rates	—	25	Other assets
Derivatives not designated as hedges:
Commodities	98	27	Prepaid expenses and other current assets
Foreign currency	3	—	Prepaid expenses and other current assets
Total	$229	$310
Liabilities—
Derivatives designated as hedges:
Commodities	$109	$14	Accrued and other current liabilities
Commodities	33	—	Other liabilities
Foreign currency	40	15	Accrued and other current liabilities
Foreign currency	32	8	Other liabilities
Interest rates	31	23	Accrued and other current liabilities
Interest rates	172	229	Other liabilities
Derivatives not designated as hedges:
Commodities	52	11	Accrued and other current liabilities
Commodities	—	3	Other liabilities
Foreign currency	10	6	Accrued and other current liabilities
Total	$479	$309

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
Financial Instruments Not Measured at Fair Value on a Recurring Basis—The following table presents the carrying value and estimated fair value of our Short-term precious metal financings and Long-term debt:

	December 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Millions of dollars
Precious metal financings	$117	$114	$131	$113
Long-term debt	10,316	9,225	10,517	8,882
Total	$10,433	$9,339	$10,648	$8,995
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
The following table presents the notional amounts of our outstanding commodity derivative instruments:

	Notional Amount
Millions of units	December 31, 2023	December 31, 2022	Unit of Measure	Maturity Date
Derivatives designated as hedges:
Natural gas	72	5	MMBtu	2024 to 2026
Ethane	18	—	Bbl	2024 to 2025
Power	1	—	MWhs	2024 to 2026
Refined products	1	—	Bbl	2024
Derivatives not designated as hedges:
Crude oil	12	2	Bbl	2024
Refined products	16	2	Bbl	2024
Precious metals	1	1	Troy Ounces	2024
Renewable Identification Numbers	59	—	RINs	2024
Interest Rates—We are exposed to interest rate risk with respect to our fixed-rate and variable-rate debt. Fluctuations in interest rates impact the fair value of fixed-rate debt and expose us to the risk that we may need to refinance debt at higher rates. Fluctuations in interest rates also impact interest expense from our variable-rate debt. We use forward-starting interest rate swaps that are designated as cash flow hedges to mitigate the risk that benchmark rates will increase in connection with future financing activities. We also use interest rate swaps that are designated as fair value hedges to mitigate the changes in the fair value of our fixed-rate debt by effectively converting it to variable-rate debt. See Note 12 to the Consolidated Financial Statements for additional information.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table presents the notional amounts of our outstanding interest rate derivative instruments:

	Notional Amount
Millions of dollars	December 31, 2023	December 31, 2022	Maturity Date
Cash flow hedges	$200	$400	2024
Fair value hedges	2,171	2,164	2025	to	2031
Foreign Currency Rates—We have significant worldwide operations. The functional currencies of our operating subsidiaries are primarily the U.S. dollar and the euro. We enter into transactions denominated in currencies other than our designated functional currencies that create foreign currency exposure. We enter foreign currency contracts to economically hedge foreign currency risk related to recognized foreign currency monetary assets and liabilities. Changes in the fair value of such forward and swap contracts are reported in the Consolidated Statements of Income and offset, in part, currency remeasurement results. In the past, we have entered euro-denominated debt that was designated as a net investment hedge. Other (expense) income, net, in the Consolidated Statements of Income reflected foreign currency losses of $34 million, $14 million and $2 million in 2023, 2022 and 2021, respectively.
We enter foreign currency contracts that are designated as net investment hedges to manage the impacts of foreign currency translation of our net investments in foreign operations. We also enter foreign currency contracts that are designated as cash flow hedges to manage the variability in cash flows associated with intercompany debt balances.
The following table presents the notional amounts of our outstanding foreign currency derivative instruments:

	Notional Amount
Millions of dollars	December 31, 2023	December 31, 2022	Maturity Date
Net investment hedges	$3,289	$3,128	2024	to	2030
Cash flow hedges	1,150	1,150	2024	to	2027
Not designated	555	396	2024	to	2025

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Impact on Earnings and Other Comprehensive Income (loss)—The following tables summarize the pre-tax effect of derivative and non-derivative instruments recorded in Accumulated other comprehensive loss (“AOCI”), the gains (losses) reclassified from AOCI to earnings and additional gains (losses) recognized directly in earnings:

	Effect of Derivative Instruments
	Year Ended December 31, 2023
	Balance Sheet		Income Statement
Millions of dollars	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI to Income	Additional Gain (Loss) Recognized in Income	Income Statement Classification
Derivatives designated as hedges:
Commodities	$(2)	$—	$—	Sales and other operating revenues
Commodities	(157)	33	—	Cost of sales
Foreign currency	(142)	31	70	Interest expense
Interest rates	17	5	(20)	Interest expense
Derivatives not designated as hedges:
Commodities	—	—	188	Sales and other operating revenues
Commodities	—	—	(130)	Cost of sales
Foreign currency	—	—	(29)	Other (expense) income, net
Total	$(284)	$69	$79

	Year Ended December 31, 2022
	Balance Sheet		Income Statement
Millions of dollars	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI to Income	Additional Gain (Loss) Recognized in Income	Income Statement Classification
Derivatives designated as hedges:
Commodities	$21	$(59)	$—	Cost of sales
Foreign currency	308	(75)	69	Interest expense
Interest rates	296	6	(227)	Interest expense
Derivatives not designated as hedges:
Commodities	—	—	72	Sales and other operating revenues
Commodities	—	—	(22)	Cost of sales
Foreign currency	—	—	(60)	Other (expense) income, net
Total	$625	$(128)	$(168)

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2021
	Balance Sheet		Income Statement
Millions of dollars	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI to Income	Additional Gain (Loss) Recognized in Income	Income Statement Classification
Derivatives designated as hedges:
Commodities	$54	$(34)	$—	Cost of sales
Foreign currency	406	(216)	37	Interest expense
Interest rates	75	6	(7)	Interest expense
Derivatives not designated as hedges:
Commodities	—	—	20	Sales and other operating revenues
Commodities	—	—	69	Cost of sales
Foreign currency	—	—	(35)	Other (expense) income, net
Total	$535	$(244)	$84
Amounts excluded from the assessment of effectiveness for foreign currency contracts designated as net investment hedges recognized in other comprehensive income (loss) or Interest expense for the years ended December 31, 2023, 2022 and 2021 were immaterial.
As of December 31, 2023, on a pre-tax basis, $5 million is scheduled to be reclassified from Accumulated other comprehensive loss as an increase to interest expense over the next twelve months.
Other Financial Instruments:
Cash and Cash Equivalents—At December 31, 2023 and 2022, we had marketable securities classified as Cash and cash equivalents of $2,432 million and $1,191 million, respectively.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
Pension Benefits—The following tables provide a reconciliation of projected benefit obligations, plan assets and the funded status of our U.S. and non-U.S. defined benefit pension plans:

	Year Ended December 31,
	2023		2022
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Change in benefit obligation:
Benefit obligation, beginning of period	$1,140	$1,276	$1,916	$1,924
Service cost	51	22	48	35
Interest cost	57	51	48	26
Actuarial (gain) loss	(13)	19	(356)	(523)
Plan amendments	—	—	—	4
Benefits paid	(80)	(53)	(56)	(51)
Participant contributions	—	2	—	1
Settlement	—	(1)	(460)	(6)
Foreign exchange effects	—	47	—	(134)
Benefit obligation, end of period	1,155	1,363	1,140	1,276
Change in plan assets:
Fair value of plan assets, beginning of period	1,021	733	1,743	1,082
Actual return on plan assets	10	(53)	(206)	(275)
Company contributions	9	51	—	58
Benefits paid	(80)	(53)	(56)	(51)
Participant contributions	—	2	—	1
Settlement	—	(1)	(460)	(6)
Foreign exchange effects	—	26	—	(76)
Fair value of plan assets, end of period	960	705	1,021	733
Funded status of continuing operations, end of period	$(195)	$(658)	$(119)	$(543)

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Amounts recognized in the Consolidated Balance Sheets consists of the following:

	December 31, 2023		December 31, 2022
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Prepaid benefit cost, long-term	$—	$39	$12	$50
Accrued benefit liability, current	—	(30)	—	(26)
Accrued benefit liability, long-term	(195)	(667)	(131)	(567)
Funded status of continuing operations, end of period	$(195)	$(658)	$(119)	$(543)
Amounts recognized in Accumulated other comprehensive loss include the following:

	December 31, 2023		December 31, 2022
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Actuarial and investment loss	$303	$140	$274	$39
Prior service cost	—	27	—	29
Balance, end of period	$303	$167	$274	$68
The following additional information is presented for our U.S. and non-U.S. pension plans:

	December 31, 2023		December 31, 2022
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Accumulated benefit obligation for defined benefit plans	$1,129	$1,252	$1,114	$1,185
Pension plans with projected benefit obligations in excess of the fair value of assets are summarized as follows:

	December 31, 2023		December 31, 2022
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Projected benefit obligations	$1,155	$839	$667	$720
Fair value of assets	960	142	536	127
Pension plans with accumulated benefit obligations in excess of the fair value of assets are summarized as follows:

	December 31, 2023		December 31, 2022
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Accumulated benefit obligations	$1,129	$718	$655	$582
Fair value of assets	960	109	536	52

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Components of net periodic pension costs for our U.S. and non-U.S. plans are as follows:

	U.S. Plans
	Year Ended December 31,
Millions of dollars	2023	2022	2021
Service cost	$51	$48	$60
Interest cost	57	48	36
Expected return on plan assets	(69)	(97)	(114)
Settlement loss	—	103	27
Actuarial loss amortization	18	20	35
Net periodic benefit cost	$57	$122	$44

	Non-U.S. Plans
	Year Ended December 31,
Millions of dollars	2023	2022	2021
Service cost	$22	$35	$42
Interest cost	51	26	20
Expected return on plan assets	(28)	(18)	(17)
Settlement loss	—	—	1
Prior service cost amortization	3	3	3
Actuarial (gain) loss amortization	(1)	7	15
Net periodic benefit cost	$47	$53	$64
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

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The actual and target asset allocations for our plans are as follows:

	2023		2022
	Actual	Target	Actual	Target
Canada
Fixed income	100%	100%	100%	100%
United Kingdom—Lyondell Chemical Plans
Equity securities	39%	38%	34%	38%
Fixed income	61%	62%	66%	62%
United Kingdom—Basell Plans
Equity securities	26%	25%	22%	25%
Fixed income	74%	75%	78%	75%
United Kingdom—A. Schulman Plans
Equity securities and growth assets	27%	25%	22%	25%
Fixed income and matching assets	73%	75%	78%	75%
United States
Equity securities	40%	40%	35%	35%
Fixed income	41%	45%	38%	39%
Alternatives	19%	15%	27%	26%
We estimate contributions to our defined benefit plans in 2024 will be $43 million and $54 million for the U.S. and non-U.S. plans, respectively.
As of December 31, 2023, future expected benefit payments by our pension plans which reflect expected future service, as appropriate, are as follows:

Millions of dollars	U.S.	Non-U.S.
2024	$125	$64
2025	117	62
2026	96	64
2027	97	66
2028	99	68
2029 through 2033	499	376
The following tables set forth the principal assumptions on discount rates, projected rates of compensation increase and expected rates of return on plan assets, where applicable. These assumptions vary for the different plans, as they are determined in consideration of local conditions.
The weighted average assumptions used in determining the net benefit liabilities for our pension plans were as follows at December 31:

	2023		2022
	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	5.80%	4.00%	5.50%	3.99%
Rate of compensation increase	4.68%	3.58%	4.65%	2.66%
Cash balance interest credit rate	4.54%	—%	3.80%	—%

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The weighted average assumptions used in determining net benefit costs for our pension plans were as follows:

	Year Ended December 31,
	2023		2022		2021
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	5.50%	3.99%	2.80%	1.45%	2.54%	0.99%
Expected return on plan assets	7.25%	3.57%	7.25%	1.85%	7.25%	1.44%
Rate of compensation increase	4.65%	2.66%	4.74%	2.64%	4.63%	2.55%
The discount rate assumptions reflect the rates at which the benefit obligations could be effectively settled, based on the yields of high-quality long-term bonds where the term closely matches the term of the benefit obligations. We measure service and interest costs by applying the specific spot rates along that same yield curve to the projected cash flows of the plans. This approach provides a more precise measurement of service and interest costs. The weighted average expected long-term rate of return on assets in our U.S. plans of 7.25% is based on the average level of earnings that our independent pension investment adviser had advised could be expected to be earned over a fifteen to twenty year time period consistent with the target asset allocation of the plans, historical capital market performance, historical plan performance (since the 1997 inception of the U.S. Master Trust) and a forecast of expected future asset returns. The weighted average expected long-term rate of return on assets in our non-U.S. plans of 3.57% is based on expectations and asset allocations that vary by region. We review these long-term assumptions on a periodic basis.
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
The pension investments that are measured at fair value are summarized below:

	December 31, 2023
Millions of dollars	Fair Value	Level 1	Level 2	Level 3
U.S.
Common and preferred stock	$155	$155	$—	$—
Commingled funds measured at net asset value	342
Fixed income securities	53	—	53	—
Real estate measured at net asset value	80
Hedge funds measured at net asset value	42
Private equity measured at net asset value	65
U.S. government securities	206	206	—	—
Cash and cash equivalents	40	40	—	—
Total U.S. Pension Assets	$983	$401	$53	$—

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2023
Millions of dollars	Fair Value	Level 1	Level 2	Level 3
Non-U.S.
Insurance arrangements	$474	$—	$—	$474
Commingled funds measured at net asset value	228
Cash and cash equivalents	1	1	—	—
Total Non-U.S. Pension Assets	$703	$1	$—	$474

	December 31, 2022
Millions of dollars	Fair Value	Level 1	Level 2	Level 3
U.S.
Common and preferred stock	$142	$142	$—	$—
Commingled funds measured at net asset value	357
Real estate measured at net asset value	100
Hedge funds measured at net asset value	119
Private equity measured at net asset value	60
U.S. government securities	223	223	—	—
Cash and cash equivalents	27	27	—	—
Total U.S. Pension Assets	$1,028	$392	$—	$—

	December 31, 2022
Millions of dollars	Fair Value	Level 1	Level 2	Level 3
Non-U.S.
Insurance arrangements	$492	$—	$—	$492
Commingled funds measured at net asset value	239
Cash and cash equivalents	1	1	—	—
Total Non-U.S. Pension Assets	$732	$1	$—	$492
Certain non-U.S. plans have investments in a pooled asset portfolio which are treated as a nonparticipating insurance contract. The associated plan assets underlying the insurance arrangement are measured at the cash surrender value, which is derived primarily from an actuarial determination of the discounted benefits cash flows. As such, these assets are considered as using significant unobservable inputs (Level 3). These defined benefits pension plan assets at December 31, 2022 were valued at $492 million and has decreased to $474 million at December 31, 2023. The change is due primarily to the reduction of the assets in relation with the increase of the discount rate from 2022 to 2023.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The fair value measurements of the investments in certain entities that calculate net asset value per share as of December 31, 2023 are as follows:

Millions of dollars	Fair Value	Unfunded Commitments	Remaining Life	Redemption Frequency (if currently eligible)	Trade to Settlement Terms	Redemption Notice Period
U.S.
Commingled fund investing in Domestic Equity	$168	$—	N/A	daily	1 to 3 days	3 to 4 days
Commingled fund investing in International Equity	68	—	N/A	daily	1 to 3 days	3 days
Commingled fund investing in Fixed Income	106	—	N/A	daily	1 to 3 days	3 to 7 days
Real Estate	80	11	10 years	quarterly	15 to 25 days	45 to 90 days
Hedge Funds	42	—	N/A	quarterly	10 to 30 days	20 to 90 days
Private Equity	65	14	10 years	Not eligible	N/A	N/A
Total U.S.	$529	$25

Millions of dollars	Fair Value	Unfunded Commitments	Remaining Life	Redemption Frequency (if currently eligible)	Trade to Settlement Terms	Redemption Notice Period
Non-U.S.
Commingled fund investing in Domestic Equity	$23	$—	N/A	1 to 7 days	1 to 3 days	1 to 3 days
Commingled fund investing in International Equity	24	—	N/A	1 to 7 days	1 to 3 days	1 to 3 days
Commingled fund investing in Fixed Income	181	—	N/A	daily	1 to 3 days	3 days
Total Non-U.S.	$228	$—

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The fair value measurements of the investments in certain entities that calculate net asset value per share as of December 31, 2022 are as follows:

Millions of dollars	Fair Value	Unfunded Commitments	Remaining Life	Redemption Frequency (if currently eligible)	Trade to Settlement Terms	Redemption Notice Period
U.S.
Commingled fund investing in Domestic Equity	$148	$—	N/A	daily	1 to 3 days	3 to 4 days
Commingled fund investing in International Equity	65	—	N/A	daily	1 to 3 days	3 days
Commingled fund investing in Fixed Income	144	—	N/A	daily	1 to 3 days	3 to 7 days
Real Estate	100	13	10 years	quarterly	15 to 25 days	45 to 90 days
Hedge Funds	119	—	N/A	quarterly	10 to 30 days	20 to 90 days
Private Equity	60	18	10 years	Not eligible	N/A	N/A
Total U.S.	$636	$31

Millions of dollars	Fair Value	Unfunded Commitments	Remaining Life	Redemption Frequency (if currently eligible)	Trade to Settlement Terms	Redemption Notice Period
Non-U.S.
Commingled fund investing in Domestic Equity	$20	$—	N/A	1 to 7 days	1 to 3 days	1 to 3 days
Commingled fund investing in International Equity	21	—	N/A	1 to 7 days	1 to 3 days	1 to 3 days
Commingled fund investing in Fixed Income	198	—	N/A	daily	1 to 3 days	3 days
Total Non-U.S.	$239	$—
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

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following tables provide a reconciliation of benefit obligations of our unfunded other post-retirement benefit plans:

	Year Ended December 31,
	2023		2022
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Change in benefit obligation:
Benefit obligation, beginning of period	$153	$41	$203	$68
Service cost	1	1	1	2
Interest cost	7	2	5	1
Actuarial gain	—	(4)	(40)	(23)
Benefits paid	(25)	(1)	(23)	(1)
Participant contributions	6	—	7	—
Foreign exchange effects	—	—	—	(6)
Benefit obligation, end of period	142	39	153	41
Change in plan assets:
Fair value of plan assets, beginning of period	—	—	—	—
Employer contributions	19	1	16	1
Participant contributions	6	—	7	—
Benefits paid	(25)	(1)	(23)	(1)
Fair value of plan assets, end of period	—	—	—	—
Funded status, end of period	$(142)	$(39)	$(153)	$(41)
Amounts recognized in the Consolidated Balance Sheets are as follows:

	December 31, 2023		December 31, 2022
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Accrued benefit liability, current	$(14)	$(1)	$(14)	$(1)
Accrued benefit liability, long-term	(128)	(38)	(139)	(40)
Funded status, end of period	$(142)	$(39)	$(153)	$(41)
Amounts recognized in Accumulated other comprehensive loss are as follows:

	December 31, 2023		December 31, 2022
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Actuarial and investment income	$79	$21	$89	$18
Prior service cost	—	(1)	—	(1)
Balance, end of period	$79	$20	$89	$17

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The components of net periodic other post-retirement costs are as follows:

	U.S. Plans
	Year Ended December 31,
Millions of dollars	2023	2022	2021
Service cost	$1	$1	$1
Interest cost	7	5	4
Actuarial gain amortization	(10)	(5)	(6)
Net periodic benefit cost	$(2)	$1	$(1)

	Non-U.S. Plans
	Year Ended December 31,
Millions of dollars	2023	2022	2021
Service cost	$1	$2	$3
Interest cost	2	1	1
Actuarial (gain) loss amortization	(1)	—	2
Net periodic benefit cost	$2	$3	$6
The following tables set forth the assumed health care cost trend rates for our U.S. and Non-U.S. Plans:

	U.S. Plans
	December 31,
	2023		2022
Immediate trend rate	6.3%		6.5%
Ultimate trend rate (the rate to which the cost trend rate is assumed to decline)	4.5%		4.5%
Year that the rate reaches the ultimate trend rate	2031		2031

	Non-U.S. Plans
	Canada		France
	December 31,		December 31,
	2023	2022	2023	2022
Immediate trend rate	4.5%	4.5%	4.8%	4.5%
Ultimate trend rate (the rate to which the cost trend rate is assumed to decline)	4.5%	4.5%	4.8%	4.5%
Year that the rate reaches the ultimate trend rate	—	—	—	—
The health care cost trend rate assumption does not typically have a significant effect on the amounts reported due to limits on maximum contribution levels to the medical plans.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The weighted average assumptions used in determining the net benefit liabilities for our other post-retirement benefit plans were as follows:

	December 31,
	2023		2022
	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	5.74%	4.36%	5.44%	3.95%
Rate of compensation increase	4.13%	—	4.16%	—
The weighted average assumptions used in determining the net benefit costs for our other post-retirement benefit plans were as follows:

	Year Ended December 31,
	2023		2022		2021
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	5.44%	3.95%	2.75%	1.47%	2.48%	1.10%
Rate of compensation increase	4.16%	—	4.18%	—	4.19%	—
As of December 31, 2023, future expected benefit payments by our other post-retirement benefit plans, which reflect expected future service, as appropriate, were as follows:

Millions of dollars	U.S.	Non-U.S.
2024	$14	$1
2025	14	1
2026	14	1
2027	14	1
2028	13	1
2029 through 2033	60	8
Accumulated Other Comprehensive Loss—In 2023, pension benefits actuarial loss and other post-retirement benefits actuarial gain of $146 million and $4 million, respectively, are primarily due to changes in discount rate assumption and updated actuarial assumptions. In 2022, pension benefits actuarial gain and other post-retirement benefits actuarial gain of $281 million and $65 million, respectively, are primarily due to changes in discount rate assumption and updated actuarial assumptions.
Deferred income taxes related to amounts in Accumulated other comprehensive loss include provisions of $90 million and $53 million as of December 31, 2023 and 2022, respectively.
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

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table provides the Company contributions to the Employee Savings Plans:

	Company Contributions
	2023		2022		2021
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Employee Savings Plans	$57	$9	$53	$8	$51	$8
16. Incentive and Share-Based Compensation
We are authorized to grant RSUs, Stock options, PSUs, and other cash and stock awards under our Long-Term Incentive Plan (“LTIP”). The Compensation and Talent Development Committee oversees our equity award grants, the type of awards, the required performance measures and the timing and duration of each grant. The maximum number of shares of our common stock reserved for issuance under the LTIP is 30,000,000 shares. Assuming a maximum payout for our PSU awards, there were 7,778,231 shares available for issuance as of December 31, 2023.
Total share-based compensation expense and the associated tax benefits are as follows:

	Year Ended December 31,
Millions of dollars	2023	2022	2021
Compensation Expense:
Restricted stock units	$44	$33	$30
Stock options	10	8	9
Performance share units	37	29	27
Total	$91	$70	$66
Tax Benefit:
Restricted stock units	$10	$8	$7
Stock options	2	2	2
Performance share units	9	7	6
Total	$21	$17	$15
Restricted Stock Unit Awards—RSUs entitle the recipient to be paid out an equal number of ordinary shares upon vesting. RSUs generally cliff vest on the third anniversary of the grant date.
The fair value of RSUs is based on the market price of the underlying stock on the date of grant. The weighted average grant date fair value for RSUs granted during the years ended December 31, 2023, 2022 and 2021 was $93.93, $96.14 and $104.43, respectively. The total fair value of RSUs vested and issued was $30 million, $20 million and $27 million during 2023, 2022 and 2021, respectively.
The following table summarizes RSU activity:

	Number of Units (in thousands)	Weighted Average Grant Date Fair Value (per share)
Outstanding at January 1, 2023	848	$95.28
Granted	525	93.93
Vested	(347)	89.09
Forfeited	(32)	97.03
Outstanding at December 31, 2023	994	$96.67

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
As of December 31, 2023, the unrecognized compensation cost related to RSUs was $42 million, which is expected to be recognized over a weighted average period of 1.6 years.
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
The weighted average fair value of Stock options granted and the assumptions used in estimating those fair values are as follows:

	Year Ended December 31,
	2023	2022	2021
Weighted average fair value	$24.85	$24.27	$20.49
Fair value assumptions:
Dividend yield	5.0%	4.3%	5.9%
Expected volatility	39.9-40.2%	39.1-40.7%	39.1-39.4%
Risk-free interest rate	3.5-4.7%	1.9-4.2%	0.9-1.0%
Weighted average expected term, in years	5.7	5.4	5.6
The following table summarizes Stock option activity:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value (millions of dollars)
Outstanding at January 1, 2023	2,591	$87.46
Granted	455	94.62
Exercised	(364)	77.03
Forfeited	(20)	92.72
Expired	(18)	98.93
Outstanding at December 31, 2023	2,644	$90.01	5.6 years	$19
Exercisable at December 31, 2023	1,851	$88.05	4.3 years	$17

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The aggregate intrinsic value of Stock options exercised during the years ended December 31, 2023, 2022 and 2021 was $8 million, $6 million and $7 million, respectively.
As of December 31, 2023, the unrecognized compensation cost related to Stock options was $6 million, which is expected to be recognized over a weighted average period of 1.4 years. During 2023, cash received from the exercise of Stock options was $25 million and the tax benefit associated with these exercises was $2 million.
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
The weighted average fair value and the assumptions used in estimating those fair value using a Monte-Carlo simulation are as follows:

	Year Ended December 31,
	2023	2022	2021
Weighted average fair value	$128.95	$122.15	$169.57
Fair value assumptions:
Expected volatility of LyondellBasell N.V. common stock	38.04%	48.71%	48.05%
Expected volatility of peer companies	22.82-52.73%	23.12-61.28%	24.30-59.44%
Average correlation coefficient of peer companies	0.52	0.59	0.59
Risk-free interest rate	4.39%	1.69%	0.31%
The following table summarizes PSU activity assuming payout at 100% of target shares:

	Number of Units (in thousands)	Weighted Average Grant Date Fair Value (per share)
Outstanding at January 1, 2023	771	$102.07
Granted	421	108.05
Vested	(315)	82.42
Forfeited	(24)	116.46
Outstanding at December 31, 2023	853	$116.39
The total fair value of PSUs vested during 2023 was $24 million paid out at 100% of target shares. As of December 31, 2023, the unrecognized compensation cost related to PSUs was $36 million, which is expected to be recognized over a weighted average period of 1.8 years.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Employee Stock Purchase Plan—We have an Employee Share Purchase Plan (“ESPP”) which allows participants to purchase our stock at a 10% discount on the lower of the fair market value at either the beginning or end of the purchase period. As a result of the 10% discount and the look-back provision, the ESPP is considered a compensatory plan under generally accepted accounting principles. Total expense related to our ESPP was $4 million in 2023 and $3 million in both 2022 and 2021.
17. Income Taxes
LyondellBasell Industries N.V. is tax resident in the United Kingdom pursuant to a mutual agreement procedure determination ruling between the Dutch and United Kingdom competent authorities and therefore subject solely to the United Kingdom corporate income tax system. LyondellBasell Industries N.V. has little or no taxable income of its own because, as a holding company, it does not conduct any operations. Through our subsidiaries, we have substantial operations world-wide. Taxes are paid on the earnings generated in various jurisdictions where our subsidiaries operate.
The Company operates in multiple jurisdictions with complex legal and tax regulatory environments and is subject to taxes in the U.S. and non-U.S. jurisdictions. We monitor tax law changes and the potential impact to our results of operations. There continues to be increased attention on the tax practices of multinational companies, in particular in the U.S. and Europe where we operate. In 2020, the Organization for Economic Cooperation and Development released Pillar One and Two proposals focused on taxing rights and minimum taxes where we operate, including the United Kingdom. On July 11, 2023, as part of the Finance (No. 2) Act 2023, legislation was enacted in the United Kingdom which introduced an Income Inclusion Rule, known locally as the multinational top-up tax, and domestic minimum top-up tax. This legislation is applicable to periods after December 31, 2023. We continue to assess and monitor legislative changes, however, we do not expect the Pillar Two impact to be material based on the legislation enacted at this stage.

The significant components of the provision for income taxes are as follows:

	Year Ended December 31,
Millions of dollars	2023	2022	2021
Current:
U.S. federal	$261	$250	$669
Non-U.S.	160	205	617
State	37	58	75
Total current	458	513	1,361
Deferred:
U.S. federal	77	369	(103)
Non-U.S.	(36)	(12)	(114)
State	2	12	19
Total deferred	43	369	(198)
Provision for income taxes before tax effects of other comprehensive income	501	882	1,163
Tax effects of elements of other comprehensive income:
Pension and post-retirement liabilities	(36)	125	67
Financial derivatives	(29)	57	20
Foreign currency translation	(28)	59	45
Total income tax expense in comprehensive income	$408	$1,123	$1,295

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Since the proportion of U.S. revenues, assets, operating income and associated tax provisions is significantly greater than any other single taxing jurisdiction within the worldwide group, the reconciliation of the differences between the provision for income taxes and the statutory rate is presented on the basis of the U.S. statutory federal income tax rate of 21% as opposed to the United Kingdom statutory tax rate of 25%. Our effective tax rate for the year ended December 31, 2023 is 19.1%.
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
The following table reconciles the expected tax expense (benefit) at the U.S. statutory federal income tax rate to the total income tax provision as calculated:

	Year Ended December 31,
Millions of dollars	2023	2022	2021
Income before income taxes:
U.S.	$1,958	$3,289	$3,458
Non-U.S.	669	1,487	3,328
Total	$2,627	$4,776	$6,786

Income tax at U.S. statutory rate	$552	$1,003	$1,425
Increase (reduction) resulting from:
Non-U.S. income taxed at different statutory rates	4	27	73
Return to accrual adjustments	(22)	16	(179)
State income taxes, net of federal benefit	33	60	82
Exempt income	(203)	(213)	(303)
Uncertain tax positions	21	(74)	19
Patent box ruling	(31)	—	—
Non-deductible impairment	62	14	—
Audit settlement	46	—	20
Other, net	39	49	26
Income tax provision	$501	$882	$1,163
Our return to accrual adjustments in 2021 primarily include the tax benefits associated with an election made in 2021 to retroactively step-up certain Italian assets to fair market value and the impact of certain retroactive elections made with respect to the CARES Act in the U.S.
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

	December 31,
Millions of dollars	2023	2022
Deferred tax liabilities:
Accelerated tax depreciation	$2,562	$2,383
Investment in joint venture partnerships	486	504
Inventory	227	194
Operating lease assets	334	373
Other liabilities	134	123
Total deferred tax liabilities	$3,743	$3,577
Deferred tax assets:
Tax attributes	$307	$210
Employee benefit plans	259	200
Operating lease liabilities	383	399
Other assets	182	133
Total deferred tax assets	1,131	942
Deferred tax asset valuation allowances	(78)	(66)
Net deferred tax assets	1,053	876
Net deferred tax liabilities	$2,690	$2,701
Balance sheet classification is presented in the following table:

	December 31,
Millions of dollars	2023	2022
Deferred tax assets—long-term	$196	$157
Deferred tax liabilities—long-term	2,886	2,858
Net deferred tax liabilities	$2,690	$2,701
Deferred taxes on the unremitted earnings of certain equity joint ventures and subsidiaries of $77 million and $86 million at December 31, 2023 and 2022, respectively, have been provided. The Company intends to permanently reinvest approximately $550 million of our non-U.S. earnings. Repatriation of these earnings to the U.S. in the future could result in a tax impact of approximately $60 million.
At December 31, 2023 and 2022, we had total tax attributes available in the amount of $1,438 million and $1,103 million, respectively, for which a deferred tax asset was recognized at December 31, 2023 and 2022 of $307 million and $210 million, respectively.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The scheduled expiration of the tax attributes and the related deferred tax assets, before valuation allowance, as of December 31, 2023 are as follows:

Millions of dollars	Tax Attributes	Deferred Tax on Tax Attributes
2024	$40	$1
2025	21	1
2026	13	1
2027	21	4
2028	18	8
Thereafter	410	27
Indefinite	915	265
Total	$1,438	$307
The tax attributes are primarily related to operations in the United States, United Kingdom, France and The Netherlands. The related deferred tax assets by primary jurisdictions are shown below:

	December 31,
Millions of dollars	2023	2022	2021
United States	$151	$84	$25
United Kingdom	91	45	31
France	23	46	26
The Netherlands	18	13	81
Spain	5	6	—
Other	19	16	19
Total	$307	$210	$182
To fully realize these net deferred tax assets, we will need to generate sufficient future taxable income in the countries where these tax attributes exist during the periods in which the attributes can be utilized. Based upon projections of future taxable income over the periods in which the attributes can be utilized and/or temporary differences are expected to reverse, management believes it is more likely than not that $229 million of these deferred tax assets at December 31, 2023 will be realized.
As of each reporting date, we consider the weight of all evidence, both positive and negative, to determine if a valuation allowance is necessary for each jurisdiction’s net deferred tax assets. We place greater weight on historical evidence over future predictions of our ability to utilize net deferred tax assets. We consider future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences, and taxable income in prior carryback year(s) if carryback is permitted under applicable law, as well as available prudent and feasible tax planning strategies that would, if necessary, be implemented to ensure realization of the net deferred tax asset.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
A summary of the valuation allowances by primary jurisdiction is shown below, reflecting the valuation allowances for all the net deferred tax assets, including deferred tax assets for tax attributes and other temporary differences.

	December 31,
Millions of dollars	2023	2022	2021
United Kingdom	$30	$29	$31
France	23	22	26
United States	15	11	12
The Netherlands	3	3	55
Other	7	1	2
Total	$78	$66	$126
During 2023, valuation allowance accruals did not have a material impact to our effective tax rate. During 2022, we had some reductions in our tax attributes with offsetting valuation allowances which did not impact the effective tax rate.
Tax benefits totaling $288 million, $271 million and $327 million relating to uncertain tax positions were unrecognized as of December 31, 2023, 2022 and 2021, respectively. The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits:

	Year Ended December 31,
Millions of dollars	2023	2022	2021
Balance, beginning of period	$271	$327	$339
Additions for tax positions of current year	37	22	—
Additions for tax positions of prior years	2	13	20
Reductions for tax positions of prior years	(22)	(91)	(21)
Settlements (payments/refunds)	—	—	(11)
Balance, end of period	$288	$271	$327
The majority of the uncertain tax positions, if recognized, will affect the effective tax rate. During 2023 and 2021, our effective tax rate included tax expense of $21 million and $19 million, respectively, related to fluctuations in uncertain tax positions. During 2022, our effective tax rate included a net tax benefit of $74 million related to fluctuations in uncertain tax positions. The 2022 movement included a $91 million non-cash tax benefit to our effective tax rate as a reduction for tax positions of prior years.
It is reasonably possible that, within the next twelve months, due to the settlement of uncertain tax positions with various tax authorities and the expiration of statutes of limitations, unrecognized tax benefits could decrease by up to approximately $70 million.
We recognize interest associated with unrecognized tax benefits in income tax expense. Income tax expense includes expenses of interest and penalties of $11 million, $1 million and $25 million in 2023, 2022 and 2021, respectively. Accrued interest and penalties as of December 31, 2023, 2022 and 2021 were $52 million, $41 million, and $40 million, respectively.

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
A summary of the years open to examination for our primary jurisdictions is summarized below.

Jurisdiction	Open Tax Years
France	2019 and later
Germany	2009 and later
Italy	2014 and later
The Netherlands	2019 and later
United Kingdom	2022 and later
United States	2014 and later
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
Environmental Remediation—Our accrued liabilities for future environmental remediation costs at current and former plant sites and other remediation sites totaled $124 million and $127 million as of December 31, 2023 and 2022, respectively. At December 31, 2023, the accrued liabilities for individual sites range from less than $1 million to $25 million. The remediation expenditures are expected to occur over a number of years, and not concentrated in any single year. In our opinion, it is reasonably possible that losses in excess of the liabilities recorded may have been incurred. However, we cannot estimate any amount or range of such possible additional losses. New information about sites, new technology or future developments such as involvement in investigations by regulatory agencies, could require us to reassess our potential exposure related to environmental matters.
The following table summarizes the activity in our accrued environmental liability included in “Accrued and other current liabilities” and “Other liabilities:”

	Year Ended December 31,
Millions of dollars	2023	2022
Beginning balance	$127	$138
Changes in estimates	5	5
Amounts paid	(9)	(12)
Foreign exchange effects	1	(4)
Ending balance	$124	$127

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Indemnification—We are parties to various indemnification arrangements, including arrangements entered into in connection with acquisitions, divestitures and the formation and dissolution of joint ventures. Pursuant to these arrangements, we provide indemnification to and/or receive indemnification from other parties in connection with liabilities that may arise in connection with the transactions and in connection with activities prior to completion of the transactions. These indemnification arrangements typically include provisions pertaining to third party claims relating to environmental and tax matters and various types of litigation. As of December 31, 2023, we had not accrued any significant amounts for our indemnification obligations, and we are not aware of other circumstances that would likely lead to significant future indemnification obligations. We cannot determine with certainty the potential amount of future payments under the indemnification arrangements until events arise that would trigger a liability under the arrangements.
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
19. Shareholders’ Equity and Redeemable Non-controlling Interests
Shareholders’ Equity
Dividend Distributions—The following table summarizes the dividends paid to common shareholders in the periods presented, including the special dividend that our board of directors declared in May 2022:

Millions of dollars, except per share amounts	Dividend Per Ordinary Share	Aggregate Dividends Paid	Date of Record
For the year 2023:
March - Quarterly dividend	$1.19	$389	March 6, 2023
June - Quarterly dividend	1.25	408	May 30, 2023
September - Quarterly dividend	1.25	407	August 28, 2023
December - Quarterly dividend	1.25	406	November 27, 2023
	$4.94	$1,610
For the year 2022:
March - Quarterly dividend	$1.13	$371	March 7, 2022
June - Quarterly dividend	1.19	389	June 6, 2022
June - Special dividend	5.20	1,704	June 6, 2022
September - Quarterly dividend	1.19	388	August 29, 2022
December - Quarterly dividend	1.19	386	November 28, 2022
	$9.90	$3,238
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
In May 2021, our shareholders approved a proposal to authorize us to repurchase up to 34.0 million ordinary shares through November 28, 2022 (“2021 Share Repurchase Authorization”), which superseded our prior repurchase authorizations.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table summarizes our share repurchase activity for the periods presented:

Millions of dollars, except shares and per share amounts	Shares Repurchased	Average Purchase Price	Total Purchase Price, Including Commissions and Fees
For the year 2023:
2022 Share Repurchase Authorization	1,365,898	$88.98	$122
2023 Share Repurchase Authorization	983,309	90.99	89
	2,349,207	$89.82	$211
For the year 2022:
2021 Share Repurchase Authorization	2,111,538	$97.72	$206
2022 Share Repurchase Authorization	2,286,216	87.50	200
	4,397,754	$92.41	$406
For the year 2021:
2021 Share Repurchase Authorization	5,163,334	$92.37	$477
	5,163,334	$92.37	$477
Total cash paid for share repurchases for the years ended December 31, 2023, 2022 and 2021 was $211 million, $420 million and $463 million, respectively. Cash payments made during the reporting period may differ from the total purchase price, including commissions and fees, due to the timing of payments.
Ordinary Shares—The changes in the outstanding amounts of ordinary shares are as follows:

	Year Ended December 31,
	2023	2022	2021
Ordinary shares outstanding:
Beginning balance	325,723,567	329,536,389	334,015,220
Share-based compensation	793,984	291,104	468,131
Employee stock purchase plan	315,058	293,828	216,372
Purchase of ordinary shares	(2,349,207)	(4,397,754)	(5,163,334)
Ending balance	324,483,402	325,723,567	329,536,389
Treasury Shares—The changes in the amounts of treasury shares held by the Company are as follows:

	Year Ended December 31,
	2023	2022	2021
Ordinary shares held as treasury shares:
Beginning balance	14,698,931	10,675,605	6,030,408
Share-based compensation	(793,984)	(291,104)	(468,131)
Employee stock purchase plan	(315,058)	(83,324)	(50,006)
Purchase of ordinary shares	2,349,207	4,397,754	5,163,334
Ending balance	15,939,096	14,698,931	10,675,605

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Accumulated Other Comprehensive Loss—The components of, and after-tax changes in, Accumulated other comprehensive loss as of and for the years ended December 31, 2023, 2022 and 2021 are presented in the following table:

Millions of dollars	Financial Derivatives	Unrealized Gains (Losses) on Available-for-Sale Debt Securities	Defined Benefit Pension and Other Post-retirement Benefit Plans	Foreign Currency Translation Adjustments	Total
Balance—December 31, 2020	$(426)	$1	$(752)	$(766)	$(1,943)
Other comprehensive income (loss) before reclassifications	336	(1)	214	(110)	439
Tax expense before reclassifications	(64)	—	(50)	(45)	(159)
Amounts reclassified from accumulated other comprehensive loss	(244)	—	77	—	(167)
Tax (expense) benefit	44	—	(17)	—	27
Net other comprehensive income (loss)	72	(1)	224	(155)	140
Balance—December 31, 2021	$(354)	$—	$(528)	$(921)	$(1,803)

Other comprehensive income (loss) before reclassifications	$393	$—	$342	$(64)	$671
Tax expense before reclassifications	(86)	—	(95)	(59)	(240)
Amounts reclassified from accumulated other comprehensive loss	(128)	—	128	—	—
Tax (expense) benefit	29	—	(29)	—	—
Net other comprehensive income (loss)	208	—	346	(123)	431
Balance—December 31, 2022	$(146)	$—	$(182)	$(1,044)	$(1,372)

Other comprehensive income (loss) before reclassifications	$(178)	$—	$(142)	$45	$(275)
Tax benefit before reclassifications	47	—	38	28	113
Amounts reclassified from accumulated other comprehensive loss	69	—	9	—	78
Tax (expense) benefit	(18)	—	(2)	—	(20)
Net other comprehensive income (loss)	(80)	—	(97)	73	(104)
Balance—December 31, 2023	$(226)	$—	$(279)	$(971)	$(1,476)

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The amounts reclassified out of each component of Accumulated other comprehensive loss are as follows:

Millions of dollars	Year Ended December 31,			Affected Line Items on the Consolidated Statements of Income
	2023	2022	2021
Reclassification adjustments for:
Financial derivatives:
Commodities	$33	$(59)	$(34)	Cost of sales
Foreign currency	31	(75)	(216)	Interest expense
Interest rates	5	6	6	Interest expense
Income tax (expense) benefit	(18)	29	44	Provision for income taxes
Financial derivatives, net of tax	51	(99)	(200)

Amortization of defined pension items:
Settlement loss	—	103	28	Other (expense) income, net
Actuarial loss	6	22	46	Other (expense) income, net
Prior service cost	3	3	3	Other (expense) income, net
Income tax expense	(2)	(29)	(17)	Provision for income taxes
Defined pension items, net of tax	7	99	60

Total reclassifications, before tax	78	—	(167)
Income tax (expense) benefit	(20)	—	27	Provision for income taxes
Total reclassifications, after tax	$58	$—	$(140)	Amount included in net income
Amortization of defined pension items are included in the computation of net periodic pension and other post-retirement benefit costs, see Note 15 to the Consolidated Financial Statements.
Redeemable Non-controlling Interests
As of December 31, 2023 and 2022, we had 113,075 and 113,471 shares of redeemable non-controlling interest stock outstanding, respectively. During the years ended December 31, 2023 and 2022, 396 and 1,903 shares were redeemed for less than a $1 million and approximately $2 million, respectively. There were no share redemptions during 2021.
In February, May, August and November 2023, we paid cash dividends of $15.00 per share to our redeemable non-controlling interest stock shareholders of record as of January 15, 2023, April 15, 2023, July 15, 2023, and October 15, 2023, respectively. In 2023, 2022 and 2021, these dividends were $7 million for each year.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
20. Per Share Data
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
Earnings per share data is as follows:

	Year Ended December 31,
	2023		2022		2021
	Continuing	Discontinued	Continuing	Discontinued	Continuing	Discontinued
Millions of dollars	Operations	Operations	Operations	Operations	Operations	Operations
Net income (loss)	$2,126	$(5)	$3,894	$(5)	$5,623	$(6)
Dividends on redeemable non-controlling interests	(7)	—	(7)	—	(7)	—
Net income attributable to participating securities	(7)	—	(10)	—	(14)	—
Net income (loss) attributable to ordinary shareholders—basic and diluted	$2,112	$(5)	$3,877	$(5)	$5,602	$(6)

Millions of shares, except per share amounts
Basic weighted average common stock outstanding	325	325	327	327	334	334
Effect of dilutive securities	1	1	1	1	—	—
Potential dilutive shares	326	326	328	328	334	334

Earnings (loss) per share:
Basic	$6.50	$(0.02)	$11.86	$(0.02)	$16.79	$(0.02)
Diluted	$6.48	$(0.02)	$11.83	$(0.02)	$16.77	$(0.02)

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

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Summarized financial information concerning reportable segments is shown in the following tables for the periods presented:

	Year Ended December 31, 2023
	O&P - Americas	O&P - EAI	I&D	APS	Refining	Technology	Other	Total
Millions of dollars
Sales and other operating revenues:
Customers	$6,967	$9,822	$10,875	$3,686	$9,179	$578	$—	$41,107
Intersegment	4,313	657	211	12	535	85	(5,813)	—
	11,280	10,479	11,086	3,698	9,714	663	(5,813)	41,107
Depreciation and amortization expense	587	207	443	98	158	41	—	1,534
Other income (expense), net	2	(1)	(13)	2	—	—	(48)	(58)
Income (loss) from equity investments	49	(55)	(13)	(1)	—	—	—	(20)
EBITDA	2,303	(9)	1,679	(162)	379	375	(56)	4,509
Impairments	25	38	192	252	11	—	—	518
Capital expenditures	480	273	590	75	32	69	12	1,531

	Year Ended December 31, 2022
Millions of dollars	O&P - Americas	O&P - EAI	I&D	APS	Refining	Technology	Other	Total
Sales and other operating revenues:
Customers	$9,420	$12,568	$12,703	$4,197	$10,975	$588	$—	$50,451
Intersegment	5,060	887	247	5	918	105	(7,222)	—
	14,480	13,455	12,950	4,202	11,893	693	(7,222)	50,451
Depreciation and amortization expense	591	171	332	95	39	39	—	1,267
Other (expense) income, net	(30)	—	(39)	4	(7)	(4)	4	(72)
Income (loss) from equity investments	98	(68)	(25)	—	—	—	—	5
EBITDA	2,865	178	1,872	115	921	366	(16)	6,301
Impairments	—	69	—	—	—	—	—	69
Capital expenditures	383	349	940	60	53	98	7	1,890

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2021
Millions of dollars	O&P - Americas	O&P - EAI	I&D	APS	Refining	Technology	Other	Total
Sales and other operating revenues:
Customers	$10,978	$13,192	$9,968	$4,150	$7,178	$707	$—	$46,173
Intersegment	4,582	869	212	11	824	136	(6,634)	—
	15,560	14,061	10,180	4,161	8,002	843	(6,634)	46,173
Depreciation and amortization expense	581	204	379	107	79	43	—	1,393
Other income (expense), net	27	10	(2)	9	(7)	—	25	62
Income (loss) from equity investments	115	313	34	(1)	—	—	—	461
EBITDA	5,370	1,830	1,378	231	(624)	514	(10)	8,689
Impairments	—	—	—	—	624	—	—	624
Capital expenditures	326	256	1,112	71	74	91	29	1,959
A reconciliation of EBITDA to Income from continuing operations before income taxes is shown in the following table for each of the periods presented:

	Year Ended December 31,
Millions of dollars	2023	2022	2021
EBITDA:
Total segment EBITDA	$4,565	$6,317	$8,699
Other EBITDA	(56)	(16)	(10)
Less:
Depreciation and amortization expense	(1,534)	(1,267)	(1,393)
Interest expense	(477)	(287)	(519)
Add:
Interest income	129	29	9
Income from continuing operations before income taxes	$2,627	$4,776	$6,786
The following assets are summarized and reconciled to consolidated totals in the following table:

Millions of dollars	O&P - Americas	O&P - EAI	I&D	APS	Refining	Technology	Total
December 31, 2023
Property, plant and equipment, net	$6,441	$2,139	$5,654	$678	$122	$513	$15,547
Equity investments	2,049	1,513	343	2	—	—	3,907
Goodwill	477	380	215	567	—	8	1,647
December 31, 2022
Property, plant and equipment, net	$6,378	$1,880	$5,728	$636	$255	$510	$15,387
Equity investments	2,053	1,655	585	2	—	—	4,295
Goodwill	162	86	201	1,370	—	8	1,827

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Long-lived assets include Property, plant and equipment, net, Intangible assets, net and Equity investments, see Notes 8 and 9 to the Consolidated Financial Statements. The following long-lived assets data is based upon the location of the assets:

	December 31,
Millions of dollars	2023	2022
Long-lived assets:
United States	$14,334	$14,651
Germany	1,593	1,443
The Netherlands	879	903
France	731	740
Italy	389	304
China	375	503
Mexico	281	284
Other	1,513	1,516
Total	$20,095	$20,344
Segment Structure Changes and Related Goodwill Impairment—Effective January 1, 2023, our Catalloy and polybutene-1 businesses were moved from our APS segment and reintegrated into our O&P-Americas and O&P-EAI segments. As a result of the reallocation of goodwill and the change in both fair value and carrying value among reporting units, we recognized a non-cash goodwill impairment charge of $252 million in the first quarter of 2023 in our APS segment. See Note 8 to the Consolidated Financial Statements for additional information regarding the structure changes and related impairment charge.
European PO Joint Venture Impairment—In the fourth quarter of 2023, we recorded a non-cash impairment charge of $192 million related to our European PO Joint Venture, which is included in the operating results for our I&D segment. See Note 9 to the Consolidated Financial Statements for additional information regarding the impairment charge.
Houston Refinery Operations—After thoroughly analyzing our options, we determined that exiting the refining business no later than the end of the first quarter of 2025 is the best strategic and financial path forward for the Company. Our exit from the refining business progresses our greenhouse gas emission reduction goals, and the site’s prime location gives us more options for advancing our future strategic objectives, including circularity.
Costs incurred since our decision to exit the refining business through December 31, 2023 were $521 million. Our estimate of total exit costs, inclusive of costs incurred to date, range from $550 million to $1,050 million. We intend to proceed with an orderly shut-down and do not expect to recognize these charges all at once, but rather over time. We do not anticipate any material cash payments related to the exit of the refinery business to be made in 2024.
Costs incurred for the planned exit from the refinery business are as follows:

	Year Ended December 31,		Inception to Date December 31,
Millions of dollars	2023	2022	2023
Accelerated lease amortization costs	$110	$91	$201
Personnel costs	76	64	140
Asset retirement obligation accretion	9	2	11
Asset retirement cost depreciation	139	30	169
Refinery exit costs	$334	$187	$521

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
In subsequent periods, we expect to incur additional costs primarily consisting of accelerated amortization of operating lease assets of $10 million to $60 million, personnel costs of $20 million to $95 million and other charges of $40 million to $90 million.
In connection with the planned exit from the refinery business, we recorded liabilities for asset retirement obligations of $259 million as of December 31, 2023. The asset retirement obligations we recorded require significant judgment and are subject to changes in the underlying assumptions. We estimate that the Houston refinery’s asset retirement obligations are in the range of $150 million to $450 million.
Operating results for our Refining segment include a non-cash impairment charge of $624 million recognized in 2021. See Note 8 to the Consolidated Financial Statements for additional information regarding impairment charge.
Disposition of Australian Facility—In the second quarter of 2022 we sold our ownership interest in our PP manufacturing facility located in Geelong, Australia, LyondellBasell Australia (Holdings) Pty Ltd, for consideration of $38 million. In connection with this sale, we assessed the assets of the disposal group for impairment and determined that the carrying value exceeded the fair value less costs to sell. As a result, we recognized a non-cash impairment charge in the second quarter of 2022 of $69 million in the operating results of our O&P-EAI segment. The fair value measurement for the disposal group is based on expected consideration and classified as Level 3 within the fair value hierarchy. The charge is reflected as Impairments in the Consolidated Statements of Income.

Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A.     Controls and Procedures.
Effectiveness of Controls and Procedures
Our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive and financial officers) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of December 31, 2023, the end of the period covered by this Annual Report on Form 10-K.
Management’s Report on Internal Control over Financial Reporting
Management’s report on our internal control over financial reporting can be found in Item 8, Financial Statements and Supplementary Data, of this report.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in our fourth fiscal quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.     Other Information.
During the three months ended December 31, 2023, none of our Section 16 officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
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
All other information required by this Item will be included in our Proxy Statement relating to our 2024 Annual General Meeting of Shareholders and is incorporated herein by reference.*
Item 11.     Executive Compensation.
All information required by this Item will be included in our Proxy Statement relating to our 2024 Annual General Meeting of Shareholders and is incorporated herein by reference.*
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
All information required by this Item will be included in our Proxy Statement relating to our 2024 Annual General Meeting of Shareholders and is incorporated herein by reference.*
Item 13.     Certain Relationships and Related Transactions, and Director Independence.
All information required by this Item will be included in our Proxy Statement relating to our 2024 Annual General Meeting of Shareholders and is incorporated herein by reference.*
Item 14.     Principal Accounting Fees and Services.
All information required by this Item will be included in our Proxy Statement relating to our 2024 Annual General Meeting of Shareholders and is incorporated herein by reference.*

*	Except for information or data specifically incorporated herein by reference under Items 10 through 14, other information and data appearing in our 2024 Proxy Statement are not deemed to be a part of this Annual Report on Form 10-K or deemed to be filed with the Commission as a part of this report.

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

Exhibit Number	Description

4.36
Officer’s Certificate of LYB International Finance III, LLC relating to the 5.625% Guaranteed Notes due 2033, dated as of May 19, 2023 (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on May 19, 2023)

4.37	Form of LYB International Finance III, LLC’s 5.625% Guaranteed Notes due 2033 (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on May 19, 2023)

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

10.7+	Letter to Torkel Rhenman dated July 22, 2020 (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed with the SEC on October 30, 2020)

10.8+	Appointment Letter for Torkel Rhenman dated September 27, 2022 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on October 28, 2022)

10.9+*	LyondellBasell Industries N.V. U.S. Senior Management Deferral Plan, as Amended and Restated as of May 18, 2023

10.10+
LyondellBasell Executive Severance Plan, Amended & Restated, effective as of November 17, 2023 and Form of Participation Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on November 17, 2023)

10.11+	Form of Officer and Director Indemnification Agreement (incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K filed with the SEC on February 21, 2019)

10.12+	LyondellBasell Industries Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 28, 2021)

10.13+	2022 Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.18 of our Annual Report on Form 10-K filed with the SEC on February 24, 2022)

Exhibit Number	Description

10.14+	2022 Form of Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.19 of our Annual Report on Form 10-K filed with the SEC on February 24, 2022)

10.15+	2022 Form of Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.20 of our Annual Report on Form 10-K filed with the SEC on February 24, 2022)

10.16+	2023 Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.22 of our Annual Report on Form 10-K filed with the SEC on February 23, 2023)

10.17+	2023 Form of Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.23 of our Annual Report on Form 10-K filed with the SEC on February 23, 2023)

10.18+	2023 Form of Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.24 of our Annual Report on Form 10-K filed with the SEC on February 23, 2023)

10.19+*	2024 Form of Restricted Stock Unit Award Agreement

10.20+*	2024 Form of Performance Share Unit Award Agreement

10.21+	Form of 2021 Cash Incentive Award Agreement (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on August 27, 2021)

10.22+	Form of Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q filed with the SEC on July 31, 2020)

10.23
Second Amended and Restated Credit Agreement, dated November 23, 2021, among LyondellBasell Industries N.V. and LYB Americas Finance Company LLC, as Borrowers, the Lenders from time to time party thereto, Citibank, N.A., as Administrative Agent, Wells Fargo Bank, National Association as Syndication Agent and the other parties thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on November 24, 2021)

10.24
Amendment No. 1 to Second Amended and Restated Credit Agreement, dated as of May 31, 2023, among LyondellBasell Industries N.V. and LYB Americas Finance Company LLC, as Borrowers, the Lenders from time to time party thereto, and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on August 4, 2023)

10.25
Receivables Purchase Agreement, dated September 11, 2012, by and among Lyondell Chemical Company, as initial servicer, and LYB Receivables LLC, as seller, PNC National Association, as Administrator and LC Bank, certain conduit purchasers, committed purchasers, LC participants and purchaser agents that are parties thereto from time to time (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on September 14, 2012)

10.26
Second Amendment to Receivables Purchase Agreement, dated August 26, 2015, among Lyondell Chemical Company, as servicer, LYB Receivables LLC, as seller, the conduit purchasers, related committed purchasers, LC participants and purchaser agents party thereto, the other parties thereto and Mizuho Bank, Ltd., as Administrator and LC Bank (incorporated by reference to Exhibit 10 to our Current Report on Form 8-K filed with the SEC on August 28, 2015)

Exhibit Number	Description

10.27
Third Amendment to Receivables Purchase Agreement, dated July 24, 2018, among Lyondell Chemical Company, as servicer, LYB Receivables LLC, as seller, the conduit purchasers, related committed purchasers, LC participants and purchaser agents party thereto, the other parties thereto and Mizuho Bank, Ltd., as Administrator and LC Bank (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 27, 2018)

10.28
Fourth Amendment to Receivables Purchase Agreement, dated as of June 30, 2021, among Lyondell Chemical Company, as servicer, LYB Receivables LLC, as seller, the conduit purchasers, related committed purchasers, LC participants and purchaser agents party thereto, the other parties thereto and Mizuho Bank, Ltd., as Administrator and LC Bank (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 2, 2021)

10.29
Fifth Amendment to Receivables Purchase Agreement, dated as of May 31, 2023, among LYB Receivables LLC, as seller, Lyondell Chemical Company, as servicer, the conduit purchasers, related committed purchasers, LC participants and purchaser agents party thereto, the other parties thereto and Mizuho Bank, Ltd., as Administrator and LC Bank (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on August 4, 2023)

10.30
Acknowledgement of Amendment to Receivables Purchase Agreement, dated April 14, 2020, among Lyondell Chemical Company, as servicer, LYB Receivables LLC, as seller, the conduit purchasers, related committed purchasers, LC participants and purchaser agents party thereto, the other parties thereto and Mizuho Bank, Ltd., as Administrator and LC Bank (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed with the SEC on April 15, 2020)

10.31
Acknowledgement of Amendment to Receivables Purchase Agreement, dated October 8, 2020, among Lyondell Chemical Company, as servicer, LYB Receivables LLC, as seller, the conduit purchasers, related committed purchasers, LC participants and purchaser agents party thereto, the other parties thereto and Mizuho Bank, Ltd., as Administrator and LC Bank (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on October 8, 2020)

10.32
Purchase and Sale Agreement, dated September 11, 2012, by and among Lyondell Chemical Company, Equistar Chemicals, LP and LyondellBasell Acetyls, LLC, the other originators from time to time parties thereto, Lyondell Chemical Company, as initial servicer and LYB Receivables LLC, as buyer (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on September 14, 2012)

21*	List of subsidiaries of the registrant

23*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32**	Certifications pursuant to 18 U.S.C. Section 1350

97.1*	Clawback Policy

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Schema Document

Exhibit Number	Description

101.CAL*	Inline XBRL Calculation Linkbase Document

101.DEF*	Inline XBRL Definition Linkbase Document

101.LAB*	Inline XBRL Labels Linkbase Document

101.PRE*	Inline XBRL Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

+	Management contract or compensatory plan, contract or arrangement.
*	Filed herewith.
**	Furnished herewith.
Item 16.    Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LYONDELLBASELL INDUSTRIES N.V.

Date:	February 22, 2024
/s/Peter Vanacker
		Name:	Peter Vanacker
		Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter Vanacker	Chief Executive Officer and Director	February 22, 2024
Peter Vanacker	(Principal Executive Officer)

/s/ Michael C. McMurray	Executive Vice President and	February 22, 2024
Michael C. McMurray	Chief Financial Officer
(Principal Financial Officer)

/s/ Chukwuemeka A. Oyolu	Senior Vice President,	February 22, 2024
Chukwuemeka A. Oyolu	Chief Accounting Officer & Investor Relations
(Principal Accounting Officer)

/s/ Jacques Aigrain	Chair of the Board	February 22, 2024
Jacques Aigrain	and Director

/s/ Lincoln Benet	Director	February 22, 2024
Lincoln Benet

/s/ Robin W.T. Buchanan	Director	February 22, 2024
Robin W.T. Buchanan

/s/ Anthony R. Chase	Director	February 22, 2024
Anthony R. Chase

/s/ Robert W. Dudley	Director	February 22, 2024
Robert W. Dudley

/s/ Claire S. Farley	Director	February 22, 2024
Claire S. Farley

/s/ Rita Griffin	Director	February 22, 2024
Rita Griffin

/s/ Michael S. Hanley	Director	February 22, 2024
Michael S. Hanley

/s/ Virginia A. Kamsky	Director	February 22, 2024
Virginia A. Kamsky

/s/ Albert J. Manifold	Director	February 22, 2024
Albert J. Manifold