Form 10-Q
period 2024-03-31
LyondellBasell Industries N.V.
filed 2024-04-26
CIK 1489393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 325,622,260 ordinary shares, €0.04 par value, outstanding at April 24, 2024 (excluding 14,800,238 treasury shares).

LYONDELLBASELL INDUSTRIES N.V.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
Millions of dollars, except earnings per share	2024	2023
Sales and other operating revenues:
Trade	$9,757	$10,076
Related parties	168	171
	9,925	10,247
Operating costs and expenses:
Cost of sales	8,763	8,864
Impairments	—	252
Selling, general and administrative expenses	426	385
Research and development expenses	32	33
	9,221	9,534
Operating income	704	713
Interest expense	(127)	(116)
Interest income	41	23
Other income, net	5	5
Income from continuing operations before equity investments and income taxes	623	625
(Loss) income from equity investments	(27)	17
Income from continuing operations before income taxes	596	642
Provision for income taxes	122	167
Income from continuing operations	474	475
Loss from discontinued operations, net of tax	(1)	(1)
Net income	473	474
Dividends on redeemable non-controlling interests	(2)	(2)
Net income attributable to the Company shareholders	$471	$472

Earnings per share:
Net income attributable to the Company shareholders —
Basic
Continuing operations	$1.45	$1.45
Discontinued operations	—	—
	$1.45	$1.45
Diluted
Continuing operations	$1.44	$1.44
Discontinued operations	—	—
	$1.44	$1.44
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
Millions of dollars	2024	2023
Net income	$473	$474
Other comprehensive income (loss), net of tax –
Financial derivatives	1	4
Defined benefit pension and other postretirement benefit plans	3	2
Foreign currency translations	(60)	59
Total other comprehensive (loss) income, net of tax	(56)	65
Comprehensive income	417	539
Dividends on redeemable non-controlling interests	(2)	(2)
Comprehensive income attributable to the Company shareholders	$415	$537
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED BALANCE SHEETS

Millions of dollars	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$2,314	$3,390
Restricted cash	17	15
Accounts receivable:
Trade, net	4,001	3,356
Related parties	190	151
Inventories	4,853	4,765
Prepaid expenses and other current assets	1,500	1,475
Total current assets	12,875	13,152
Operating lease assets	1,481	1,529
Property, plant and equipment	25,025	24,906
Less: Accumulated depreciation	(9,493)	(9,359)
Property, plant and equipment, net	15,532	15,547
Equity investments	3,845	3,907
Goodwill	1,628	1,647
Intangible assets, net	631	641
Other assets	632	577
Total assets	$36,624	$37,000
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED BALANCE SHEETS

Millions of dollars, except shares and par value data	March 31, 2024	December 31, 2023
LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY
Current liabilities:
Current maturities of long-term debt	$7	$782
Short-term debt	164	117
Accounts payable:
Trade	3,486	3,354
Related parties	486	461
Accrued and other current liabilities	1,944	2,436
Total current liabilities	6,087	7,150
Long-term debt	11,023	10,333
Operating lease liabilities	1,380	1,409
Other liabilities	2,157	2,164
Deferred income taxes	2,870	2,886
Commitments and contingencies
Redeemable non-controlling interests	114	114
Shareholders’ equity:
Ordinary shares, €0.04 par value, 1,275 million shares authorized, 325,365,833 and 324,483,402 shares outstanding, respectively	19	19
Additional paid-in capital	6,112	6,145
Retained earnings	9,752	9,692
Accumulated other comprehensive loss	(1,532)	(1,476)
Treasury stock, at cost, 15,056,665 and 15,939,096 ordinary shares, respectively	(1,372)	(1,450)
Total Company share of shareholders’ equity	12,979	12,930
Non-controlling interests	14	14
Total equity	12,993	12,944
Total liabilities, redeemable non-controlling interests and equity	$36,624	$37,000
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
Millions of dollars	2024	2023
Cash flows from operating activities:
Net income	$473	$474
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	365	396
Impairments	—	252
Amortization of debt-related costs	2	3
Share-based compensation	34	24
Equity investments—
Equity loss (income)	27	(17)
Distributions of earnings, net of tax	1	22
Deferred income tax (benefit) provision	(9)	6
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(717)	(279)
Inventories	(108)	(319)
Accounts payable	196	40
Other, net	(378)	(120)
Net cash (used in) provided by operating activities	(114)	482
Cash flows from investing activities:
Expenditures for property, plant and equipment	(483)	(352)
Other, net	(27)	(19)
Net cash used in investing activities	(510)	(371)
Cash flows from financing activities:
Repurchases of Company ordinary shares	—	(70)
Dividends paid - common stock	(408)	(389)
Issuance of long-term debt	744	—
Payments of debt issuance costs	(7)	—
Repayment of long-term debt	(775)	—
Other, net	34	(18)
Net cash used in financing activities	(412)	(477)
Effect of exchange rate changes on cash	(38)	14
Decrease in cash and cash equivalents and restricted cash	(1,074)	(352)
Cash and cash equivalents and restricted cash at beginning of period	3,405	2,156
Cash and cash equivalents and restricted cash at end of period	$2,331	$1,804
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Company Share of Shareholders’ Equity	Non- Controlling Interests
Millions of dollars	Issued	Treasury
Balance, December 31, 2023	$19	$(1,450)	$6,145	$9,692	$(1,476)	$12,930	$14
Net income	—	—	—	473	—	473	—
Other comprehensive loss	—	—	—	—	(56)	(56)	—
Share-based compensation	—	78	(33)	(3)	—	42	—
Dividends - common stock ($1.25 per share)	—	—	—	(408)	—	(408)	—
Dividends - redeemable non-controlling interests ($15.00 per share)	—	—	—	(2)	—	(2)	—
Balance, March 31, 2024	$19	$(1,372)	$6,112	$9,752	$(1,532)	$12,979	$14

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Company Share of Shareholders’ Equity	Non- Controlling Interests
Millions of dollars	Issued	Treasury
Balance, December 31, 2022	$19	$(1,346)	$6,119	$9,195	$(1,372)	$12,615	$14
Net income	—	—	—	474	—	474	—
Other comprehensive income	—	—	—	—	65	65	—
Share-based compensation	—	60	(27)	(1)	—	32	—
Dividends - common stock ($1.19 per share)	—	—	—	(389)	—	(389)	—
Dividends - redeemable non-controlling interests ($15.00 per share)	—	—	—	(2)	—	(2)	—
Repurchases of Company ordinary shares	—	(74)	—	—	—	(74)	—
Balance, March 31, 2023	$19	$(1,360)	$6,092	$9,277	$(1,307)	$12,721	$14
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
The accompanying unaudited Consolidated Financial Statements have been prepared from the books and records of LyondellBasell N.V. in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial information. Certain notes and other information have been condensed or omitted from the interim financial statements included in this report. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair statement have been included. These statements contain some amounts that are based upon management estimates and judgments. Future actual results could differ from such current estimates. The results for interim periods are not necessarily indicative of results for the entire year.
2.    Accounting and Reporting Changes
Recently Adopted Guidance
There were no new Accounting Standard Updates (“ASU”) adopted in the quarter ended March 31, 2024 that had a material impact on the Consolidated Financial Statements.
Accounting Guidance Issued But Not Adopted as of March 31, 2024
Segment Disclosures—In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The guidance improves the disclosures about a public entity’s reportable segments and addresses requests from investors for additional detailed information about a reportable segment’s expenses. The guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We are currently assessing the impact of adopting the new guidance on the Consolidated Financial Statements.
Income Tax Disclosures—In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 74): Improvements to Income Tax Disclosures. The guidance requires companies to disclose certain specific categories in the rate reconciliation and provide additional information for reconciling items that meet the quantitative threshold of 5% of the expected tax using the applicable statutory income tax rate. There is also a required disclosure to provide the net income taxes paid or received disaggregated by federal, state, and foreign taxes with jurisdictions to be separately disclosed if the jurisdiction is 5% or more of the total net income taxes paid or received. The guidance is effective for annual periods beginning after December 15, 2024. Earlier adoption is permitted. We are currently assessing the impact of adopting the new guidance on the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

3.    Assets Held for Sale
During the fourth quarter of 2023, we entered into an agreement to sell our U.S. Gulf Coast-based ethylene oxide and derivatives (“EO&D”) business along with the production facility located in Bayport, TX for cash consideration of $700 million, subject to working capital and other adjustments. The EO&D business had been identified as a non-core business within our Intermediates and Derivatives segment. The transaction is expected to close in the second quarter of 2024 following planned maintenance at the facility, which was completed in the first quarter of 2024, and is subject to satisfaction of customary closing conditions.
The following table summarizes the assets and liabilities held for sale which are reported in Prepaid expenses and other current assets and Accrued and other current liabilities, respectively, in the Consolidated Financial Statements:

Millions of dollars	March 31, 2024	December 31, 2023
ASSETS
Accounts receivable - Trade, net	$41	$42
Inventories	73	100
Prepaid expenses and other current assets	43	43
Operating lease assets	20	20
Property, plant and equipment, net	288	225
Goodwill	13	14
Total assets held for sale	$478	$444

LIABILITIES
Short-term debt	$43	$43
Accounts payable - Trade	23	51
Accrued and other current liabilities	9	7
Operating lease liabilities	17	19
Total liabilities held for sale	$92	$120

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

4.    Revenues
Contract Balances—Contract liabilities were $139 million and $175 million at March 31, 2024 and December 31, 2023, respectively. Revenue recognized in each reporting period that was included in the contract liability balance at the beginning of the period was immaterial.
Disaggregation of Revenues—The following table presents our revenues disaggregated by key products:

	Three Months Ended March 31,
Millions of dollars	2024	2023
Sales and other operating revenues:
Olefins and co-products	$908	$883
Polyethylene	1,898	2,016
Polypropylene	1,498	1,526
Propylene oxide and derivatives	602	641
Oxyfuels and related products	1,110	1,233
Intermediate chemicals	789	746
Compounding and solutions	960	995
Refined products	1,958	2,057
Other	202	150
Total	$9,925	$10,247
The following table presents our revenues disaggregated by geography, based upon the location of the customer:

	Three Months Ended March 31,
Millions of dollars	2024	2023
Sales and other operating revenues:
United States	$4,788	$4,852
Germany	660	786
China	606	514
Mexico	436	430
Italy	401	376
France	257	294
Poland	242	239
Japan	234	365
The Netherlands	185	233
Other	2,116	2,158
Total	$9,925	$10,247

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

5.    Accounts Receivable
Accounts receivable are reflected in the Consolidated Balance Sheets, net of allowance for credit losses of $6 million as of March 31, 2024 and December 31, 2023.

6.    Inventories
Inventories consisted of the following components:

Millions of dollars	March 31, 2024	December 31, 2023
Finished goods	$3,112	$3,134
Work-in-process	202	182
Raw materials and supplies	1,539	1,449
Total inventories	$4,853	$4,765

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

7.    Debt
Long-term loans, notes and other debt, net of unamortized discount and debt issuance cost, consisted of the following:

Millions of dollars	March 31, 2024	December 31, 2023
Senior Notes due 2024, $1,000 million, 5.75%	$—	$775
Senior Notes due 2055, $1,000 million, 4.625% ($15 million of discount; $10 million of debt issuance cost)	975	975
Guaranteed Notes due 2027, $300 million, 8.1%	300	300
Issued by LYB International Finance B.V.:
Guaranteed Notes due 2043, $750 million, 5.25% ($18 million of discount; $6 million of debt issuance cost)	726	726
Guaranteed Notes due 2044, $1,000 million, 4.875% ($10 million of discount; $8 million of debt issuance cost)	982	982
Issued by LYB International Finance II B.V.:
Guaranteed Notes due 2026, €500 million, 0.875% ($1 million of discount; $1 million of debt issuance cost)	529	542
Guaranteed Notes due 2027, $1,000 million, 3.5% ($2 million of discount; $2 million of debt issuance cost)	581	585
Guaranteed Notes due 2031, €500 million, 1.625% ($4 million of discount; $2 million of debt issuance cost)	529	542
Issued by LYB International Finance III LLC:
Guaranteed Notes due 2025, $500 million, 1.25% ($1 million of discount; $1 million of debt issuance cost)	481	481
Guaranteed Notes due 2030, $500 million, 3.375% ($1 million of debt issuance cost)	121	124
Guaranteed Notes due 2030, $500 million, 2.25% ($2 million of discount; $3 million of debt issuance cost)	472	474
Guaranteed Notes due 2033, $500 million, 5.625% ($5 million of debt issuance cost)	495	495
Guaranteed Notes due 2034, $750 million, 5.5% ($6 million of discount, $7 million of debt issuance cost)	737	—
Guaranteed Notes due 2040, $750 million, 3.375% ($1 million of discount; $7 million of debt issuance cost)	742	742
Guaranteed Notes due 2049, $1,000 million, 4.2% ($14 million of discount; $10 million of debt issuance cost)	976	976
Guaranteed Notes due 2050, $1,000 million, 4.2% ($6 million of discount; $10 million of debt issuance cost)	977	975
Guaranteed Notes due 2051, $1,000 million, 3.625% ($2 million of discount; $10 million of debt issuance cost)	905	916
Guaranteed Notes due 2060, $500 million, 3.8% ($4 million of discount; $6 million of debt issuance cost)	480	483
Other	22	22
Total	11,030	11,115
Less current maturities	(7)	(782)
Long-term debt	$11,023	$10,333

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Fair value hedging adjustments associated with the fair value hedge accounting of our fixed-for-floating interest rate swaps for the applicable periods are as follows:

	Gains (Losses)		Cumulative Fair Value Hedging Adjustments Included in Carrying Amount of Debt
	Three Months Ended March 31,		March 31,	December 31,
Millions of dollars	2024	2023	2024	2023
Guaranteed Notes due 2025, 1.25%	$—	$(2)	$9	$9
Guaranteed Notes due 2026, 0.875%	—	(1)	8	8
Guaranteed Notes due 2027, 3.5%	4	(3)	6	2
Guaranteed Notes due 2030, 3.375%	3	(4)	20	17
Guaranteed Notes due 2030, 2.25%	3	(3)	23	20
Guaranteed Notes due 2031, 1.625%	1	(2)	4	3
Guaranteed Notes due 2050, 4.2%	(2)	(2)	7	9
Guaranteed Notes due 2051, 3.625%	11	(17)	83	72
Guaranteed Notes due 2060, 3.8%	3	(3)	10	7
Total	$23	$(37)	$170	$147
Fair value adjustments are recognized in Interest expense in the Consolidated Statements of Income.

Long-Term Debt
Senior Revolving Credit Facility—Our $3,250 million senior unsecured revolving credit facility (the “Senior Revolving Credit Facility”), which expires in November 2026, may be used for dollar and euro denominated borrowings. The facility also supports our commercial paper program, has a $200 million sub-limit for dollar and euro denominated letters of credit and a $1,000 million uncommitted accordion feature. Borrowings under the facility bear interest at either a base rate, secured overnight financing rate (“SOFR”) or EURIBOR rate, plus an applicable margin. Additional fees are incurred for the average daily unused commitments. At March 31, 2024, we had no borrowings or letters of credit outstanding and $3,250 million of unused availability under this facility.
Guaranteed Notes due 2034—In February 2024, LYB International Finance III, LLC (“LYB Finance III”), a wholly owned finance subsidiary of LyondellBasell Industries N.V., issued $750 million of 5.5% guaranteed notes due 2034 (the “2034 Notes”) at a discounted price of 99.2%. Net proceeds after deducting original issuance discounts, underwriting fees and offering expenses totaled $737 million. We used the net proceeds from the sale of the 2034 Notes to repay our 5.75% senior notes due 2024 as discussed further below.
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

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The 2034 Notes may be redeemed at any time in whole, or from time to time in part, prior to the scheduled maturity date, at a redemption price equal to the greater of (i) the sum of the present values of the remaining scheduled payments of principal and interest (discounted at the treasury rate plus the applicable basis points) less interest accrued on the notes to be redeemed, and (ii) 100% of the principal amount of the notes redeemed; plus, in either case, accrued and unpaid interest thereon to, but excluding, the redemption date. The 2034 Notes may also be redeemed at any time, on or after the date that is three months prior to the scheduled maturity date of the notes at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest thereon to, but excluding, the redemption date. The notes are also redeemable upon certain tax events.
Senior Notes due 2024—In March 2024, we repaid the $775 million remaining outstanding principal of our 5.75% senior notes due 2024.
Short-Term Debt
U.S. Receivables Facility—Our U.S. Receivables Facility, which expires in June 2024, has a purchase limit of $900 million in addition to a $300 million uncommitted accordion feature. This facility provides liquidity through the sale or contribution of trade receivables by certain of our U.S. subsidiaries to a wholly owned, bankruptcy-remote subsidiary on an ongoing basis and without recourse. We pay variable interest rates on our secured borrowings. Additional fees are incurred for the average daily unused commitments. This facility also provides for the issuance of letters of credit up to $200 million. At March 31, 2024, we had no borrowings or letters of credit outstanding and $900 million unused availability under this facility.
Commercial Paper Program—We have a commercial paper program under which we may issue up to $2,500 million of privately placed, unsecured, short-term promissory notes (“commercial paper”). At March 31, 2024, we had no borrowings of outstanding commercial paper.
Precious Metal Financings—At March 31, 2024 and December 31, 2023, we had $164 million and $117 million, respectively, of short-term debt related to our precious metal financings.
Weighted Average Interest Rate—At March 31, 2024 and December 31, 2023, our weighted average interest rates on outstanding Short-term debt were 1.5% and 1.9%, respectively.
Additional Information
Debt Compliance—As of March 31, 2024, we are in compliance with our debt covenants.

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
Financial Instruments Measured at Fair Value on a Recurring Basis—The following table summarizes financial instruments outstanding for the periods presented that are measured at fair value on a recurring basis:

	Fair Value
Millions of dollars	March 31, 2024	December 31, 2023	Balance Sheet Classification
Assets–
Derivatives designated as hedges:
Commodities	$2	$1	Prepaid expenses and other current assets
Foreign currency	82	44	Prepaid expenses and other current assets
Foreign currency	82	45	Other assets
Interest rates	28	38	Prepaid expenses and other current assets
Derivatives not designated as hedges:
Commodities	62	98	Prepaid expenses and other current assets
Foreign currency	3	3	Prepaid expenses and other current assets
Total	$259	$229

Liabilities–
Derivatives designated as hedges:
Commodities	$117	$109	Accrued and other current liabilities
Commodities	36	33	Other liabilities
Foreign currency	28	40	Accrued and other current liabilities
Foreign currency	13	32	Other liabilities
Interest rates	30	31	Accrued and other current liabilities
Interest rates	195	172	Other liabilities
Derivatives not designated as hedges:
Commodities	35	52	Accrued and other current liabilities
Foreign currency	4	10	Accrued and other current liabilities
Total	$458	$479
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

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Financial Instruments Not Measured at Fair Value on a Recurring Basis—The following table presents the carrying value and estimated fair value of our Short-term precious metal financings and Long-term debt:

	March 31, 2024		December 31, 2023
Millions of dollars	Carrying Value	Fair Value	Carrying Value	Fair Value
Precious metal financings	$164	$162	$117	$114
Long-term debt	11,008	9,735	10,316	9,225
Total	$11,172	$9,897	$10,433	$9,339
The financial instruments in the table above are classified as Level 2. Our other financial instruments classified within Current assets and Current liabilities have a short maturity and their carrying value generally approximates fair value.
Derivative Instruments:
Commodity Prices—The following table presents the notional amounts of our outstanding commodity derivative instruments:

	Notional Amount
Millions of units	March 31, 2024	December 31, 2023	Unit of Measure	Maturity Date
Derivatives designated as hedges:
Natural gas	69	72	MMBtu	2024 to 2027
Ethane	17	18	Bbls	2024 to 2026
Power	1	1	MWhs	2024 to 2027
Refined products	1	1	Bbls	2024
Derivatives not designated as hedges:
Crude oil	9	12	Bbls	2024
Refined products	12	16	Bbls	2024
Precious metals	1	1	Troy Ounces	2024
Renewable Identification Numbers	44	59	RINs	2024
Interest Rates—The following table presents the notional amounts of our outstanding interest rate derivative instruments:

	Notional Amount
Millions of dollars	March 31, 2024	December 31, 2023	Maturity Date
Cash flow hedges	$—	$200	2024
Fair value hedges	2,166	2,171	2025 to 2031

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Foreign Currency Rates—The following table presents the notional amounts of our outstanding foreign currency derivative instruments:

	Notional Amount
Millions of dollars	March 31, 2024	December 31, 2023	Maturity Date
Net investment hedges	$3,289	$3,289	2024 to 2030
Cash flow hedges	1,150	1,150	2024 to 2027
Not designated	788	555	2024 to 2025
Impact on Earnings and Other Comprehensive Income—The following tables summarize the pre-tax effect of derivative instruments recorded in Accumulated other comprehensive loss (“AOCI”), the gains (losses) reclassified from AOCI to earnings and additional gains (losses) recognized directly in earnings:

	Effects of Financial Instruments
	Three Months Ended March 31,
	Balance Sheet				Income Statement
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified to Income from AOCI		Additional Gain (Loss) Recognized in Income		Income Statement
Millions of dollars	2024	2023	2024	2023	2024	2023	Classification
Derivatives designated as hedges:
Commodities	$(2)	$—	$1	$—	$—	$—	Sales and other operating revenues
Commodities	(48)	(5)	38	19	—	—	Cost of sales
Foreign currency	95	(55)	(28)	20	19	14	Interest expense
Interest rates	11	(14)	1	1	(45)	23	Interest expense
Derivatives not designated as hedges:
Commodities	—	—	—	—	(84)	(33)	Sales and other operating revenues
Commodities	—	—	—	—	77	27	Cost of sales
Foreign currency	—	—	—	—	8	(11)	Other income, net
Total	$56	$(74)	$12	$40	$(25)	$20

As of March 31, 2024, on a pre-tax basis, $4 million is scheduled to be reclassified from Accumulated other comprehensive loss as an increase to Interest expense over the next twelve months.
Other Financial Instruments:
Cash and Cash Equivalents—At March 31, 2024 and December 31, 2023, we had marketable securities classified as Cash and cash equivalents of $1,475 million and $2,432 million, respectively.

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
Our exempt income primarily includes interest income, export incentives, and equity earnings of joint ventures. Interest income earned by certain of our subsidiaries through intercompany financings is taxed at rates substantially lower than the U.S. statutory rate. Export incentives relate to tax benefits derived from elections and structures available for U.S. exports. Equity earnings attributable to the earnings of our joint ventures, when paid through dividends to certain European subsidiaries, are exempt from all or portions of normal statutory income tax rates. We currently anticipate the favorable treatment for interest income, dividends, and export incentives to continue in the near term; however, this treatment is based on current law. The United Kingdom, as well as certain other jurisdictions in which we operate, enacted legislation implementing the Organization for Economic Cooperation and Development’s Pillar Two Model Rules effective as of January 1, 2024. We do not expect the impact to be material based on the legislation enacted at this stage.
Our effective income tax rate for the first quarter of 2024 was 20.4% compared to 26.0% for the first quarter of 2023. The lower effective tax rate for the first quarter of 2024 was primarily due to the first quarter 2023 goodwill impairment, for which there was no tax benefit, of 6.6% coupled with a 2.1% decrease in our effective income tax rate related to changes in pre-tax income in countries with varying statutory tax rates. These decreases were partially offset by a 3.0% increase in our effective income tax rate due to a decrease in exempt income.
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
Financial Assurance Instruments—We have obtained letters of credit, performance and surety bonds and have issued financial and performance guarantees to support trade payables, potential liabilities and other obligations. Considering the frequency of claims made against the financial instruments we use to support our obligations, and the magnitude of those financial instruments in light of our current financial position, management does not expect that any claims against or draws on these instruments would have a material adverse effect on the Consolidated Financial Statements. We have not experienced any unmanageable difficulties in obtaining the required financial assurance instruments for our current operations.
Environmental Remediation—Accrued liabilities for future environmental remediation costs at current and former plant sites and other remediation sites totaled $141 million and $124 million as of March 31, 2024 and December 31, 2023, respectively. At March 31, 2024, the accrued liabilities for individual sites range from less than $1 million to $43 million. The remediation expenditures are expected to occur over a number of years and are not concentrated in any single year. In our opinion, it is reasonably possible that losses in excess of the liabilities recorded may have been incurred. However, we cannot estimate any amount or range of such possible additional losses. New information about sites, new technology or future developments, such as involvement in investigations by regulatory agencies, could require us to reassess our potential exposure related to environmental matters.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Indemnification—We are parties to various indemnification arrangements, including arrangements entered into in connection with acquisitions, divestitures and the formation and dissolution of joint ventures. Pursuant to these arrangements, we provide indemnification to and/or receive indemnification from other parties in connection with liabilities that may arise in connection with the transactions and in connection with activities prior to completion of the transactions. These indemnification arrangements typically include provisions pertaining to third-party claims relating to environmental and tax matters and various types of litigation. As of March 31, 2024, we had not accrued any significant amounts for our indemnification obligations, and we are not aware of other circumstances that would likely lead to significant future indemnification obligations. We cannot determine with certainty the potential amount of future payments under the indemnification arrangements until events arise that would trigger a liability under the arrangements.
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
11.    Shareholders’ Equity and Redeemable Non-controlling Interests
Shareholders’ Equity
Dividend Distributions—The following table summarizes the quarterly dividends paid in the period presented:

Millions of dollars, except per share amounts	Dividend Per Ordinary Share	Aggregate Dividends Paid	Date of Record
March 2024	$1.25	$408	March 4, 2024
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
We had no share repurchases for the three months ended March 31, 2024. Total cash paid for the first quarter 2023 was $70 million. Cash payments made during the reporting period may differ from the total purchase price, including commissions and fees, due to the timing of payments.
Ordinary Shares—The changes in the outstanding amounts of ordinary shares are as follows:

	Three Months Ended March 31,
	2024	2023
Ordinary shares outstanding:
Beginning balance	324,483,402	325,723,567
Share-based compensation	803,335	516,142
Employee stock purchase plan	79,096	75,392
Purchase of ordinary shares	—	(846,500)
Ending balance	325,365,833	325,468,601
Treasury Shares—The changes in the amounts of treasury shares held by the Company are as follows:

	Three Months Ended March 31,
	2024	2023
Ordinary shares held as treasury shares:
Beginning balance	15,939,096	14,698,931
Share-based compensation	(803,335)	(516,142)
Employee stock purchase plan	(79,096)	(75,392)
Purchase of ordinary shares	—	846,500
Ending balance	15,056,665	14,953,897

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Accumulated Other Comprehensive Loss—The components of, and after-tax changes in, Accumulated other comprehensive loss as of and for the three months ended March 31, 2024 and 2023 are presented in the following tables:

Millions of dollars	Financial Derivatives	Defined Benefit Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustments	Total
Balance – December 31, 2023	$(226)	$(279)	$(971)	$(1,476)
Other comprehensive loss before reclassifications	(12)	—	(43)	(55)
Tax benefit (expense) before reclassifications	2	—	(17)	(15)
Amounts reclassified from accumulated other comprehensive loss	12	4	—	16
Tax expense	(1)	(1)	—	(2)
Net other comprehensive income (loss)	1	3	(60)	(56)
Balance – March 31, 2024	$(225)	$(276)	$(1,031)	$(1,532)

Millions of dollars	Financial Derivatives	Defined Benefit Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustments	Total
Balance – December 31, 2022	$(146)	$(182)	$(1,044)	$(1,372)
Other comprehensive (loss) income before reclassifications	(35)	—	49	14
Tax benefit before reclassifications	9	—	10	19
Amounts reclassified from accumulated other comprehensive loss	40	3	—	43
Tax expense	(10)	(1)	—	(11)
Net other comprehensive income	4	2	59	65
Balance – March 31, 2023	$(142)	$(180)	$(985)	$(1,307)

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The amounts reclassified out of each component of Accumulated other comprehensive loss are as follows:

	Three Months Ended March 31,		Affected Line Item on the Consolidated Statements of Income
Millions of dollars	2024	2023
Reclassification adjustments for:
Financial derivatives:
Commodities	$1	$—	Sales and other operating revenue
Commodities	38	19	Cost of sales
Foreign currency	(28)	20	Interest expense
Interest rates	1	1	Interest expense
Income tax expense	(1)	(10)	Provision for income taxes
Financial derivatives, net of tax	11	30

Amortization of defined pension items:
Actuarial loss	3	2	Other income, net
Prior service cost	1	1	Other income, net
Income tax expense	(1)	(1)	Provision for income taxes
Defined pension items, net of tax	3	2

Total reclassifications, before tax	16	43
Income tax expense	(2)	(11)	Provision for income taxes
Total reclassifications, after tax	$14	$32	Amount included in net income
Redeemable Non-controlling Interests
Our redeemable non-controlling interests relate to shares of cumulative perpetual special stock (“redeemable non-controlling interest stock”) issued by a consolidated subsidiary. As of March 31, 2024 and December 31, 2023, we had 113,064 and 113,075 shares of redeemable non-controlling interest stock outstanding, respectively. These shares may be redeemed at any time at the discretion of the holders.
In February 2024, we paid cash dividends of $15.00 per share to our redeemable non-controlling interest shareholders of record as of January 15, 2024. These dividends totaled $2 million for each of the three months ended March 31, 2024 and 2023.

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
Earnings per share data is as follows:

	Three Months Ended March 31,
	2024		2023
Millions of dollars	Continuing Operations	Discontinued Operations	Continuing Operations	Discontinued Operations
Net income (loss)	$474	$(1)	$475	$(1)
Dividends on redeemable non-controlling interests	(2)	—	(2)	—
Net income attributable to participating securities	(1)	—	(1)	—
Net income (loss) attributable to ordinary shareholders – basic and diluted	$471	$(1)	$472	$(1)

Millions of shares, except per share amounts
Basic weighted average common stock outstanding	325	325	326	326
Effect of dilutive securities	1	1	1	1
Potential dilutive shares	326	326	327	327

Earnings per share:
Basic	$1.45	$—	$1.45	$—
Diluted	$1.44	$—	$1.44	$—

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
Summarized financial information concerning reportable segments is shown in the following tables for the periods presented:

	Three Months Ended March 31, 2024
Millions of dollars	O&P- Americas	O&P- EAI	I&D	APS	Refining	Technology	Other	Total
Sales and other operating revenues:
Customers	$1,750	$2,562	$2,527	$960	$1,958	$168	$—	$9,925
Intersegment	1,121	183	59	5	132	24	(1,524)	—
	2,871	2,745	2,586	965	2,090	192	(1,524)	9,925
Income (loss) from equity investments	9	(32)	(4)	—	—	—	—	(27)
EBITDA	521	14	312	35	55	118	(8)	1,047
Capital expenditures	177	87	140	23	25	24	7	483

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Three Months Ended March 31, 2023
Millions of dollars	O&P– Americas	O&P– EAI	I&D	APS	Refining	Technology	Other	Total
Sales and other operating revenues:
Customers	$1,727	$2,710	$2,641	$995	$2,057	$117	$—	$10,247
Intersegment	1,081	182	41	2	133	22	(1,461)	—
	2,808	2,892	2,682	997	2,190	139	(1,461)	10,247
Income (loss) from equity investments	23	1	(6)	(1)	—	—	—	17
EBITDA	541	77	426	(226)	246	73	(6)	1,131
Impairments	—	—	—	252	—	—	—	252
Capital expenditures	82	54	179	17	2	17	1	352

Acquisition of Joint Venture—In January 2024, we entered into an agreement to acquire a 35% interest in Saudi Arabia-based National Petrochemical Industrial Company (“NATPET”) from Alujain Corporation for approximately $500 million. The transaction is expected to close in the coming months and is subject to regulatory and other customary closing conditions. The joint venture will be included prospectively within our O&P-EAI segment.
Houston Refinery Operations—Costs incurred for the planned exit from the refinery business are as follows:

	Three Months Ended March 31,		Inception to Date March 31,
Millions of dollars	2024	2023	2024
Accelerated lease amortization costs	$8	$51	$209
Personnel costs	6	16	146
Asset retirement obligation accretion	2	2	13
Asset retirement cost depreciation	20	55	189
Refinery exit costs	$36	$124	$557
Total costs incurred since our decision to exit the refining business through March 31, 2024, were $557 million. Our estimate of total exit costs, inclusive of costs incurred to date, ranges from $560 million to $1,050 million.
In subsequent periods, we expect to incur additional costs primarily consisting of accelerated amortization of operating lease assets of $10 million to $50 million, personnel costs of $15 million to $90 million and other charges of $40 million to $90 million.
In connection with the planned exit from the refinery business, we recorded liabilities for asset retirement obligations of $262 million as of March 31, 2024. We estimate that the Houston refinery’s asset retirement obligations are in the range of $150 million to $450 million.
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

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

A reconciliation of EBITDA to Income from continuing operations before income taxes is shown in the following table for each of the periods presented:

	Three Months Ended March 31,
Millions of dollars	2024	2023
EBITDA:
Total segment EBITDA	$1,055	$1,137
Other EBITDA	(8)	(6)
Less:
Depreciation and amortization expense	(365)	(396)
Interest expense	(127)	(116)
Add:
Interest income	41	23
Income from continuing operations before income taxes	$596	$642

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
This discussion should be read in conjunction with the information contained in the Consolidated Financial Statements, and the accompanying notes elsewhere in this report. Unless otherwise indicated, the “Company,” “we,” “us,” “our” or similar words are used to refer to LyondellBasell Industries N.V. together with its consolidated subsidiaries (“LyondellBasell N.V.”).
OVERVIEW
In North America, lower costs for natural gas-based feedstocks and energy benefited olefins and polyolefins margins while regional demand for polyethylene improved. Our North American volumes were constrained by downtime in olefins, polyolefins, propylene oxide, oxyfuels and acetyls. In Europe, logistics disruptions in the Red Sea restricted competitive imports and led to increased volumes from our local assets for both our Olefins & Polyolefins Europe, Asia, International and Intermediates & Derivatives segments. Globally, tepid demand for durable goods continued to challenge volumes and margins for polypropylene and propylene oxide.
We remain committed to our balanced and disciplined capital allocation strategy. During the first quarter of 2024 we used $114 million of cash for operating activities, invested $483 million in capital expenditures and returned $408 million to shareholders through dividend payments. The use of cash for operating activities during the quarter was due to a build in working capital primarily driven by higher volumes and prices in most of our segments. Additionally, in the first quarter of 2024, we successfully issued $750 million of guaranteed notes to refinance our 2024 maturity at a lower rate.

Results of operations for the periods discussed are presented in the table below:

	Three Months Ended
	March 31,	December 31,	March 31,
Millions of dollars	2024	2023	2023
Sales and other operating revenues	$9,925	$9,929	$10,247
Cost of sales	8,763	8,940	8,864
Impairments	—	241	252
Selling, general and administrative expenses	426	399	385
Research and development expenses	32	34	33
Operating income	704	315	713
Interest expense	(127)	(121)	(116)
Interest income	41	41	23
Other income (expense), net	5	(25)	5
(Loss) income from equity investments	(27)	(31)	17
Income from continuing operations before income taxes	596	179	642
Provision for (benefit from) income taxes	122	(7)	167
Income from continuing operations	474	186	475
Loss from discontinued operations, net of tax	(1)	(1)	(1)
Net income	473	185	474
Other comprehensive income (loss), net of tax –
Financial derivatives	1	(104)	4
Defined benefit pension and other postretirement benefit plans	3	(103)	2
Foreign currency translations	(60)	131	59
Total other comprehensive (loss) income, net of tax	(56)	(76)	65
Comprehensive income	$417	$109	$539

RESULTS OF OPERATIONS
Revenues—Revenues remained relatively unchanged in the first quarter of 2024 compared to the fourth quarter of 2023. Lower volumes driven by planned and unplanned outages resulted in a 3% decrease in revenues, which was partially offset by a 3% increase in revenues due to higher average sales prices.
Revenues decreased by $322 million, or 3%, in the first quarter of 2024 compared to the first quarter of 2023. Lower average sales prices for many of our products resulted in a 7% decrease in revenues. Higher volumes, driven by improved demand, resulted in a 3% increase in revenues. Favorable foreign exchange impacts resulted in a 1% increase in revenues.
Cost of Sales—Cost of sales decreased by $177 million, or 2%, in the first quarter of 2024 compared to the fourth quarter of 2023 and by $101 million, or 1%, in the first quarter of 2024 compared to the first quarter of 2023, primarily driven by lower feedstock and energy costs, including the impact of our commodity hedges.
Impairments—During the fourth quarter of 2023 we recognized non-cash impairment charges of $241 million, primarily consisting of a non-cash impairment charge of $192 million related to our European PO Joint Venture in our I&D segment.
During the first quarter of 2023 we recognized a non-cash goodwill impairment charge of $252 million in our APS segment after the effect of moving our Catalloy and polybutene-1 businesses from our APS segment and reintegrating into our O&P-Americas and O&P-EAI segments.
Operating Income—Operating income increased by $389 million, or 123%, in the first quarter of 2024 compared to the fourth quarter of 2023. Operating income in our I&D, O&P-EAI, Technology, Refining and APS segments increased by $242 million, $129 million, $40 million, $37 million and $30 million, respectively. These increases were offset by a decrease in our O&P-Americas segment of $88 million.
Operating income remained relatively unchanged in the first quarter of 2024 compared to the first quarter of 2023. Operating income in our APS and Technology segments increased by $260 million and $48 million, respectively. These increases were offset by decreases in our Refining, I&D, O&P-EAI and O&P-Americas segments of $162 million, $108 million, $32 million and $15 million, respectively.
Results for each of our business segments are discussed further in the “Segment Analysis” section below.
Income Taxes—Our effective income tax rate for the first quarter of 2024 was 20.4% compared to -3.9% for the fourth quarter of 2023. In the fourth quarter of 2023, the impact of impairments and a patent box ruling decreased our effective income tax rate by 15.1% and 7.0%, respectively. These movements were coupled with an increase in our effective income tax rate of 10.3% related to changes in pre-tax income in countries with varying statutory tax rates partially offset by fluctuations in foreign exchange gains or losses of 5.9%.
Our effective income tax rate for the first quarter of 2024 was 20.4% compared to 26.0% for the first quarter of 2023. The lower effective tax rate for the first quarter of 2024 was primarily due to the first quarter 2023 goodwill impairment, for which there was no tax benefit, of 6.6%, coupled with a 2.1% decrease in our effective income tax rate related to changes in pre-tax income in countries with varying statutory tax rates. These decreases were partially offset by a 3.0% increase in our effective income tax rate due to a decrease in exempt income.

Comprehensive Income—Comprehensive income increased by $308 million in the first quarter of 2024 compared to the fourth quarter of 2023, primarily due to the increase in Net income. Comprehensive income decreased by $122 million in the first quarter of 2024 compared to the first quarter of 2023, primarily due to the net unfavorable impacts of unrealized changes in foreign currency translation adjustments. The components of Other comprehensive income (loss) are discussed below.
Financial derivatives designated as cash flow hedges, primarily our commodity swaps, led to an increase in Comprehensive income of $105 million in the first quarter of 2024 compared to the fourth quarter of 2023 reflecting commodity pricing volatility. Financial derivatives designated as cash flow hedges remained relatively unchanged in the first quarter of 2024 compared to the first quarter of 2023.
Defined pension and postretirement benefit plans led to an increase of Comprehensive income of $106 million in the first quarter of 2024 compared to the fourth quarter of 2023, as the fourth quarter of 2023 reflected annual changes in actuarial assumptions. Defined pension and postretirement benefit plans remained relatively unchanged in the first quarter of 2024 compared to the first quarter of 2023.
Foreign currency translations decreased Comprehensive income by $191 million and $119 million in the first quarter of 2024 compared to the fourth and first quarter of 2023, respectively, primarily due to the strengthening of the U.S. dollar relative to the euro, offset by the effective portion of our net investment hedges.

Segment Analysis
We use earnings from continuing operations before interest, income taxes, and depreciation and amortization (“EBITDA”) as our measure of profitability for segment reporting purposes. This measure of segment operating results is used by our chief operating decision maker to assess the performance of and allocate resources to our operating segments. Intersegment eliminations and items that are not directly related or allocated to business operations, such as foreign exchange gains or losses and components of pension and other postretirement benefits other than service costs are included in “Other”. See the table below for a reconciliation of EBITDA to its nearest generally accepted accounting principles (“GAAP”) measure.
The following table presents the reconciliation of Net Income to EBITDA for each of the periods presented:

	Three Months Ended
	March 31,	December 31,	March 31,
Millions of dollars	2024	2023	2023
Net income	$473	$185	$474
Loss from discontinued operations, net of tax	1	1	1
Income from continuing operations	474	186	475
Provision for (benefit from) income taxes	122	(7)	167
Depreciation and amortization	365	380	396
Interest expense, net	86	80	93
EBITDA	$1,047	$639	$1,131

Our continuing operations are managed through six reportable segments: O&P-Americas, O&P-EAI, I&D, APS, Refining and Technology. Revenues and other information by segment for the periods presented are reflected in the tables below:

	Three Months Ended
	March 31,	December 31,	March 31,
Millions of dollars	2024	2023	2023
Sales and other operating revenues:
O&P-Americas segment	$2,871	2,864	$2,808
O&P-EAI segment	2,745	2,412	2,892
I&D segment	2,586	2,661	2,682
APS segment	965	842	997
Refining segment	2,090	2,400	2,190
Technology segment	192	152	139
Other, including intersegment eliminations	(1,524)	(1,402)	(1,461)
Total	$9,925	$9,929	$10,247
Operating income (loss):
O&P-Americas segment	$356	$444	$371
O&P-EAI segment	(11)	(140)	21
I&D segment	212	(30)	320
APS segment	13	(17)	(247)
Refining segment	24	(13)	186
Technology segment	109	69	61
Other, including intersegment eliminations	1	2	1
Total	$704	$315	$713

	Three Months Ended
	March 31,	December 31,	March 31,
Millions of dollars	2024	2023	2023
Depreciation and amortization:
O&P-Americas segment	$151	$152	$144
O&P-EAI segment	52	59	48
I&D segment	100	110	110
APS segment	20	28	22
Refining segment	31	23	61
Technology segment	11	8	11
Total	$365	$380	$396

Income (loss) from equity investments:
O&P-Americas segment	$9	$8	$23
O&P-EAI segment	(32)	(34)	1
I&D segment	(4)	(5)	(6)
APS segment	—	—	(1)
Total	$(27)	$(31)	$17
Other income (expense), net:
O&P-Americas segment	$5	$—	$3
O&P-EAI segment	5	(10)	7
I&D segment	4	(2)	2
APS segment	2	1	—
Refining segment	—	—	(1)
Technology segment	(2)	—	1
Other, including intersegment eliminations	(9)	(14)	(7)
Total	$5	$(25)	$5
EBITDA:
O&P-Americas segment	$521	$604	$541
O&P-EAI segment	14	(125)	77
I&D segment	312	73	426
APS segment	35	12	(226)
Refining segment	55	10	246
Technology segment	118	77	73
Other, including intersegment eliminations	(8)	(12)	(6)
Total	$1,047	$639	$1,131

Olefins and Polyolefins-Americas Segment
Overview—EBITDA decreased in the first quarter of 2024 compared to the fourth quarter of 2023, primarily due to the absence of a LIFO inventory valuation benefit recognized in the fourth quarter of 2023. EBITDA decreased in the first quarter of 2024 relative to the first quarter of 2023 driven by lower income from equity investments and decreased polymer margins.
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

We have flexibility to vary the raw material mix and process conditions in our U.S. olefins plants in order to maximize profitability as market prices fluctuate for both feedstocks and products. Although prices of crude-based liquids and natural gas liquids are generally related to crude oil and natural gas prices, during specific periods the relationships among these materials and benchmarks may vary significantly. Ethane represented approximately 75% of the raw materials used in our North American crackers during the first quarter of 2024 and the fourth quarter of 2023 and, approximately 65% in the first quarter of 2023.
The following table sets forth selected financial information for the O&P-Americas segment including Income from equity investments, which is a component of EBITDA:

	Three Months Ended
	March 31,	December 31,	March 31,
Millions of dollars	2024	2023	2023
Sales and other operating revenues	$2,871	$2,864	$2,808
Income from equity investments	9	8	23
EBITDA	521	604	541
Revenue—Revenues for our O&P-Americas segment remained relatively unchanged in the first quarter of 2024 compared to the fourth quarter of 2023 and increased by $63 million, or 2%, in the first quarter of 2024 compared to the first quarter of 2023.
First quarter of 2024 versus fourth quarter of 2023—Revenue increased by 8% as a result of higher polymer average sales prices driven by supply disruptions caused by unusually cold temperatures in the Gulf Coast. Lower sales volume driven by planned and unplanned outages led to an 8% decrease in revenue.
First quarter of 2024 versus first quarter of 2023—Higher co-product and polyethylene volumes resulted in a 3% increase in revenue primarily driven by increased demand. Lower average polymer sales prices resulted in a 1% decrease in revenue.
EBITDA—EBITDA decreased by $83 million, or 14%, in the first quarter of 2024 compared to the fourth quarter of 2023 and by $20 million, or 4%, in the first quarter of 2024 compared to the first quarter of 2023.
First quarter of 2024 versus fourth quarter of 2023—During the fourth quarter of 2023 we recognized a $73 million LIFO inventory benefit. The absence of a similar benefit in the first quarter of 2024 resulted in a 12% decrease in EBITDA. Lower olefin results led to an 8% decrease in EBITDA due to lower volumes from planned and unplanned outages. Higher polymer results led to a 5% increase in EBITDA primarily driven by an increase in polyethylene margins due to higher average sales prices and lower ethylene costs.

First quarter of 2024 versus first quarter of 2023—Lower income from equity investments led to a 2% decrease in EBITDA mainly attributable to lower polypropylene margins at our joint venture in Mexico. Lower polymer results led to a 2% decrease in EBITDA primarily driven by lower margins.
Olefins and Polyolefins-Europe, Asia, International Segment
Overview—EBITDA increased in the first quarter of 2024 compared to the fourth quarter of 2023, due to higher volumes and margins across most businesses. EBITDA decreased in the first quarter of 2024 relative to the first quarter of 2023 primarily due to a decrease in income from equity investments and lower polymer margins.
Ethylene Raw Materials—In Europe, naphtha is the primary raw material for our ethylene production and represented approximately 65% to 70% of the raw materials used in the first quarter of 2024, and the fourth and first quarters of 2023.
The following table sets forth selected financial information for the O&P-EAI segment including (Loss) income from equity investments, which is a component of EBITDA:

	Three Months Ended
	March 31,	December 31,	March 31,
Millions of dollars	2024	2023	2023
Sales and other operating revenues	$2,745	$2,412	$2,892
(Loss) income from equity investments	(32)	(34)	1
EBITDA	14	(125)	77

Revenue—Revenues increased by $333 million, or 14%, in the first quarter of 2024 compared to the fourth quarter of 2023 and decreased by $147 million, or 5%, in the first quarter of 2024 compared to the first quarter of 2023.
First quarter of 2024 versus fourth quarter of 2023—Higher volumes resulted in a revenue increase of 11% primarily due to an increase in demand. Higher average sales prices resulted in a 2% increase in revenue reflecting increased demand from the impacts of the Red Sea logistics disruption which restricted competitive imports and increased restocking activities. Favorable foreign exchange impacts resulted in a revenue increase of 1%.
First quarter of 2024 versus first quarter of 2023—Lower average sales prices and volumes resulted in a decrease of 6% and 1%, respectively, due to lower demand. Favorable foreign exchange impacts resulted in a revenue increase of 2%.

EBITDA—EBITDA increased by $139 million, or 111%, in the first quarter of 2024 compared to the fourth quarter of 2023 and decreased by $63 million, or 82%, in the first quarter of 2024 compared to the first quarter of 2023.
First quarter of 2024 versus fourth quarter of 2023—During the fourth quarter of 2023 we recognized a non-cash impairment charge of $38 million. The absence of a similar charge in the first quarter of 2024 resulted in a 30% increase in EBITDA. First quarter 2024 logistic disruptions in the Red Sea resulted in higher demand for our products. This drove a 54% increase in EBITDA in our polymer results and a 38% increase in olefins results primarily driven by higher volumes.
First quarter of 2024 versus first quarter of 2023—A decrease in income from our equity investments led to a decline in EBITDA of 42% due to the absence of a gain on sale of asset recognized by one of our joint ventures in Europe in the first quarter of 2023. Lower polymer results led to a 27% decrease in EBITDA primarily driven by decreased margins resulting from lower product prices due to weak demand.

Intermediates and Derivatives Segment
Overview—During the fourth quarter of 2023 we recognized a non-cash impairment related to our European PO joint venture and LIFO inventory valuation charges. Similar charges were not recognized in the first quarter of 2024. EBITDA decreased in the first quarter of 2024 compared to the first quarter of 2023, primarily due to lower results across most businesses.
The following table sets forth selected financial information for the I&D segment including Loss from equity investments, which is a component of EBITDA:

	Three Months Ended
	March 31,	December 31,	March 31,
Millions of dollars	2024	2023	2023
Sales and other operating revenues	$2,586	$2,661	$2,682
Loss from equity investments	(4)	(5)	(6)
EBITDA	312	73	426

Revenue—Revenues decreased by $75 million, or 3%, in the first quarter of 2024 compared to the fourth quarter of 2023 and by $96 million, or 4%, in the first quarter of 2024 compared to the first quarter of 2023.
First quarter of 2024 versus fourth quarter of 2023—Sales volumes decreased due to unplanned downtime resulting in a 7% decrease in revenue. Higher average sales prices resulted in a 4% increase in revenue driven primarily by intermediate chemicals products resulting from tight market supply.
First quarter of 2024 versus first quarter of 2023—Lower average sales prices resulted in a 9% decrease in revenue driven by oxyfuels and related products as a result of lower gasoline premiums. Sales volumes increased resulting in a 4% increase in revenue due to additional PO/TBA capacity. Favorable foreign exchange impacts resulted in a revenue increase of 1%.
EBITDA—EBITDA increased by $239 million, or 327%, in the first quarter of 2024 compared to the fourth quarter of 2023 and decreased by $114 million, or 27%, in the first quarter of 2024 compared to the first quarter of 2023.
First quarter of 2024 versus fourth quarter of 2023—During the fourth quarter of 2023, we recognized a non-cash impairment charge related to our equity investment in the European PO joint venture and LIFO inventory valuation charges of $192 million and $97 million, respectively. The absence of similar charges in the first quarter of 2024 resulted in an increase in EBITDA.
First quarter of 2024 versus first quarter of 2023—Intermediate chemicals results declined, resulting in a 10% decrease in EBITDA primarily driven by lower volumes from unplanned acetyls downtime. Propylene oxide and derivatives results drove a 9% decrease in EBITDA as lower demand pressured margins. Lower oxyfuels and related products results led to an EBITDA decrease of 3% driven primarily by lower margins due to lower blend premiums.

Advanced Polymer Solutions Segment
Overview—EBITDA increased in the first quarter of 2024 relative to the fourth quarter of 2023 primarily due to higher sales volumes. During the first quarter of 2023 we recognized a non-cash goodwill impairment charge of $252 million, no similar charges were recognized during the first quarter of 2024.
The following table sets forth selected financial information for the APS segment including Loss from equity investments, which is a component of EBITDA:

	Three Months Ended
	March 31,	December 31,	March 31,
Millions of dollars	2024	2023	2023
Sales and other operating revenues	$965	$842	$997
Loss from equity investments	—	—	(1)
EBITDA	35	12	(226)

Revenue—Revenues increased by $123 million, or 15%, in the first quarter of 2024 compared to the fourth quarter of 2023 and decreased by $32 million, or 3%, in the first quarter of 2024 compared to the first quarter of 2023.
First quarter of 2024 versus fourth quarter of 2023—Sales volumes increased resulting in a 12% increase in revenue stemming from higher demand. Average sales price increased resulting in a 2% increase in revenue. Favorable foreign exchange impacts resulted in a revenue increase of 1%.
First quarter of 2024 versus first quarter of 2023—Average sales price decreased resulting in an 8% decrease in revenue. Sales volumes increased resulting in a 4% increase in revenue due to higher demand. Favorable foreign exchange impacts resulted in a revenue increase of 1%.
EBITDA—EBITDA increased by $23 million or 192% in the first quarter of 2024 compared to the fourth quarter of 2023 and by $261 million or 115% in the first quarter of 2024 compared to the first quarter of 2023.
First quarter of 2024 versus fourth quarter of 2023—EBITDA increased primarily due to higher volumes as a result of seasonal demand.
First quarter of 2024 versus first quarter of 2023—During the first quarter of 2023 we recognized a non-cash goodwill impairment charge of $252 million after the effect of moving our Catalloy and polybutene-1 businesses from our APS segment and reintegrating them into our O&P-Americas and O&P-EAI segments. The absence of this impairment charge in the first quarter of 2024 was the primary driver for the improved EBITDA results.

Refining Segment
Overview—EBITDA increased in the first quarter of 2024 compared to the fourth quarter of 2023 due to the absence of a LIFO inventory valuation charge recognized in the fourth quarter of 2023, partially offset by a decrease in margins as the impact of commodity hedges more than offset improvement in Maya 2-1-1 margins. EBITDA decreased in the first quarter of 2024 compared to the first quarter of 2023 primarily due to lower margins.

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

	Three Months Ended
	March 31,	December 31,	March 31,
Millions of dollars	2024	2023	2023
Sales and other operating revenues	$2,090	$2,400	$2,190
EBITDA	55	10	246

Thousands of barrels per day
Heavy crude oil processing rates	212	230	226

Market margins, dollars per barrel
Brent - 2-1-1	$21.41	$16.09	$29.44
Brent - Maya differential	12.29	10.79	19.39
Total Maya 2-1-1	$33.70	$26.88	$48.83

Revenue—Revenues decreased by $310 million, or 13%, in the first quarter of 2024 compared to the fourth quarter of 2023 and by $100 million, or 5%, in the first quarter of 2024 compared to the first quarter of 2023.
First quarter of 2024 versus fourth quarter of 2023—Lower product prices led to a revenue decrease of 9% due to an average Brent crude oil price decrease of approximately $0.84 per barrel. Lower sales volumes due to planned and unplanned outages led to a 4% decline in revenue.
First quarter of 2024 versus first quarter of 2023—Lower product prices led to a revenue decrease of 8% due to lower average sales prices reflecting lower margins on refined products. Sales volumes were higher in the first quarter of 2024 as the first quarter of 2023 includes the effects of rebuilding inventory levels following the fourth quarter of 2022 unplanned downtime. This volume variance resulted in a 3% increase in revenue.
EBITDA—EBITDA increased by $45 million, or 450%, in the first quarter of 2024 compared to the fourth quarter of 2023 and decreased by $191 million, or 78%, in the first quarter of 2024 compared to the first quarter of 2023.
First quarter of 2024 versus fourth quarter of 2023—During the fourth quarter of 2023 we recognized LIFO inventory charges of $42 million, no similar charges were recognized in the first quarter of 2024. Margin changes resulted in an EBITDA decrease of 60% in the first quarter of 2024. Despite an increase in the Maya 2-1-1 industry crack spread of approximately $7 per barrel to $34 per barrel in the first quarter, the mark-to-market impact of our commodity hedges offset this benefit. For additional information related to our financial instruments, see Note 8 to the Consolidated Financial Statements.

First quarter of 2024 versus first quarter of 2023—Lower margins drove a 90% decrease in EBITDA primarily due to a decrease in the Maya 2-1-1 industry crack spread of approximately $15 per barrel driven by lower Maya crude differential resulting from a decrease in heavy crude supply. Lower volumes due to planned and unplanned downtime resulted in a 9% decrease in EBITDA. A decrease in costs incurred related to our planned exit from the refining business in the first quarter of 2024 compared to the first quarter of 2023 resulted in a 22% increase in EBITDA.
Technology Segment
Overview—EBITDA increased in the first quarter of 2024 compared to the fourth quarter of 2023 and in the first quarter of 2024 relative to the first quarter of 2023 primarily due to licensing results.
The following table sets forth selected financial information for the Technology segment:

	Three Months Ended
	March 31,	December 31,	March 31,
Millions of dollars	2024	2023	2023
Sales and other operating revenues	$192	$152	$139
EBITDA	118	77	73

Revenue—Revenues increased by $40 million, or 26%, in the first quarter of 2024 compared to the fourth quarter of 2023 and by $53 million, or 38%, in the first quarter of 2024 compared to the first quarter of 2023.
First quarter of 2024 versus fourth quarter of 2023—Higher licensing revenues resulting from more contracts reaching significant milestones drove a 28% increase in revenue. Favorable foreign exchange impacts increased revenue by 1%. Lower catalyst volume resulted in a 3% decrease in revenue primarily driven by weaker demand.
First quarter of 2024 versus first quarter of 2023—Higher licensing revenues resulting from more contracts reaching significant milestones drove a 30% increase in revenue. Higher catalyst volumes resulted in a 5% increase in revenue primarily driven by higher demand. Favorable foreign exchange impacts increased revenue by 2%. Higher average catalyst sales price resulted in a 1% increase in revenues.
EBITDA—EBITDA increased by $41 million, or 53%, in the first quarter of 2024 compared to the fourth quarter of 2023 and by $45 million, or 62%, in the first quarter of 2024 compared to the first quarter of 2023. Licensing results led to a 56% increase in EBITDA in the first quarter of 2024 compared to both the fourth and first quarters of 2023, as a result of more contracts with higher average values reaching significant milestones.

FINANCIAL CONDITION
Operating, investing and financing activities of continuing operations, which are discussed below, are presented in the following table:

	Three Months Ended March 31,
Millions of dollars	2024	2023
Cash provided by (used in):
Operating activities	$(114)	$482
Investing activities	(510)	(371)
Financing activities	(412)	(477)
Operating Activities—Cash used in operating activities of $114 million in the first quarter of 2024 primarily reflected earnings adjusted for non-cash items and cash used by the main components of working capital—Accounts receivable, Inventories, and Accounts payable.
In the first quarter of 2024, the main components of working capital used $629 million of cash primarily driven by increases in Accounts receivable due to higher volumes and prices across most of our segments.
Cash provided by operating activities of $482 million in the first quarter of 2023 primarily reflected earnings adjusted for non-cash items and cash used by the main components of working capital.
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
Investing Activities—Capital expenditures in the first quarter of 2024 totaled $483 million compared to $352 million in the first quarter of 2023. During the first quarter of 2024 and 2023, approximately 80% and 55% of the expenditures support sustaining maintenance, respectively, with the remaining expenditures supporting profit-generating growth projects. Capital expenditures in first quarter of 2023 included spending for our PO/TBA plant.
Financing Activities—We made dividend payments totaling $408 million and $389 million in the first quarter of 2024 and 2023, respectively. We had no share repurchases in the first quarter of 2024 and we made payments of $70 million to repurchase outstanding ordinary shares in the first quarter of 2023.
In February 2024, we issued $750 million of 5.5% guaranteed notes due 2034. In March 2024, we repaid the $775 million remaining of outstanding principal on our 5.75% senior notes due 2024. For additional detail see Note 7 to the Consolidated Financial Statements.
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
Cash and Liquid Investments
As of March 31, 2024, we had Cash and cash equivalents totaling $2,314 million, which includes $1,524 million in jurisdictions outside of the U.S., the majority of which is held within the European Union and the United Kingdom. There are currently no legal or economic restrictions that would materially impede our transfers of cash.
Credit Arrangements
At March 31, 2024, we had total debt, including current maturities, of $11,194 million. Additionally, we had $143 million of outstanding letters of credit, bank guarantees and surety bonds issued under uncommitted credit facilities.
We had total unused availability under our credit facilities of $4,150 million at March 31, 2024, which included the following:
•$3,250 million under our $3,250 million Senior Revolving Credit Facility, which backs our $2,500 million commercial paper program. Availability under this facility is net of outstanding borrowings, outstanding letters of credit provided under the facility and notes issued under our commercial paper program. At March 31, 2024, we had no outstanding commercial paper and no borrowings or letters of credit outstanding under this facility; and
•$900 million under our $900 million U.S. Receivables Facility. Availability under this facility is subject to a borrowing base of eligible receivables, which is reduced by outstanding borrowings and letters of credit, if any. At March 31, 2024, we had no borrowings or letters of credit outstanding under this facility.
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
Share Repurchases
In May 2023, our shareholders approved a proposal to authorize us to repurchase up to 34.0 million ordinary shares, through November 19, 2024, which superseded any prior repurchase authorizations. Our share repurchase authorization does not have a stated dollar amount, and purchases may be made through open market purchases, private market transactions or other structured transactions. Repurchased shares could be retired or used for general corporate purposes, including for various employee benefit and compensation plans. The maximum number of shares that may yet be purchased is not necessarily an indication of the number of shares that will ultimately be purchased. There were no share repurchases during the first quarter of 2024.
As of April 24, 2024, we had approximately 33.1 million shares remaining under the current authorization. The timing and amounts of additional shares repurchased, if any, will be determined based on our evaluation of market conditions and other factors, including any additional authorizations approved by our shareholders. For additional information related to our share repurchase authorizations, see Note 11 to the Consolidated Financial Statements.

CURRENT BUSINESS OUTLOOK
In the second quarter of 2024, we expect seasonal demand improvements across most of our segments. Low costs for natural gas and NGLs should continue to benefit margins for our North American and Middle East production relative to higher oil-based costs in most other regions. With the start of the summer driving season, oxyfuels and refining margins are expected to increase with higher gasoline crack spreads and lower butane costs. During the second quarter of 2024, we expect to operate our assets in line with market demand with average operating rates of 85% for our O&P-Americas and O&P-EAI segments and 80% for our Intermediates & Derivatives segment. We continue to monitor targeted stimulus efforts and remain watchful for demand improvements in China.
ACCOUNTING AND REPORTING CHANGES
For a discussion of the potential impact of new accounting pronouncements on the Consolidated Financial Statements, see Note 2 to the Consolidated Financial Statements.

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
Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market and regulatory risks is described in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2023. Our exposure to such risks has not changed materially in the three months ended March 31, 2024.

Item 4.    CONTROLS AND PROCEDURES
As of March 31, 2024, with the participation of our management, our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) carried out an evaluation, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Act”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024.
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
Additional information about our environmental proceedings can be found in Part I, Item 3 of our 2023 Annual Report on Form 10-K, which is incorporated into this Item 1 by reference.
Item 1A.    RISK FACTORS
There have been no material changes to the risk factors associated with our business previously disclosed in “Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2023.
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 19, 2023, our shareholders approved a share repurchase authorization of up to 34,042,250 shares of our ordinary shares, through November 19, 2024, which superseded any prior repurchase authorizations. The maximum number of shares that may yet be purchased is not necessarily an indication of the number of shares that will ultimately be purchased.
Item 4.    MINE SAFETY DISCLOSURES
Not applicable.
Item 5.    OTHER INFORMATION
During the three months ended March 31, 2024, none of our Section 16 officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6.     EXHIBITS

Exhibit Number	Description

4.1
Indenture, among LYB International Finance III, LLC, as Issuer, LyondellBasell Industries N.V., as Guarantor, and Wells Fargo Bank, National Association, as Trustee, dated as of October 10, 2019 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on October 10, 2019).

4.2
Supplemental Indenture, among LYB International Finance III, LLC, as Issuer, LyondellBasell Industries N.V., as Guarantor, Computershare Trust Company, N.A., as Base Trustee (as successor to Wells Fargo Bank, National Association) and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of May 17, 2023 (incorporated by reference to Exhibit 4.44 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-3 (File No. 333-261639) filed with the SEC on May 17, 2023).

4.3
Officer’s Certificate of LYB International Finance III, LLC relating to the 5.500% Guaranteed Notes due 2034, dated as of February 28, 2024 (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on February 26, 2024).

4.4	Form of LYB International Finance III, LLC’s 5.500% Guaranteed Notes due 2034 (included in Exhibit 4.3).

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32*	Certifications pursuant to 18 U.S.C. Section 1350

101.INS*	XBRL Instance Document–The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LYONDELLBASELL INDUSTRIES N.V.

Date:	April 26, 2024
/s/ Chukwuemeka A. Oyolu
Chukwuemeka A. Oyolu
Senior Vice President,
Chief Accounting Officer and Investor Relations
(Principal Accounting Officer)