Form 10-Q
period 2024-06-30
LyondellBasell Industries N.V.
filed 2024-08-02
CIK 1489393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 325,089,214 ordinary shares, €0.04 par value, outstanding at July 31, 2024 (excluding 15,333,284 treasury shares).

LYONDELLBASELL INDUSTRIES N.V.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars, except earnings per share	2024	2023	2024	2023
Sales and other operating revenues:
Trade	$10,398	$10,149	$20,155	$20,225
Related parties	160	157	328	328
	10,558	10,306	20,483	20,553
Operating costs and expenses:
Cost of sales	9,148	8,868	17,911	17,732
Impairments	—	—	—	252
Selling, general and administrative expenses	407	395	833	780
Research and development expenses	33	32	65	65
	9,588	9,295	18,809	18,829
Operating income	970	1,011	1,674	1,724
Interest expense	(120)	(115)	(247)	(231)
Interest income	37	28	78	51
Gain on sale of business	293	—	293	—
Other income (expense), net	13	(7)	18	(2)
Income from continuing operations before equity investments and income taxes	1,193	917	1,816	1,542
(Loss) income from equity investments	(19)	(12)	(46)	5
Income from continuing operations before income taxes	1,174	905	1,770	1,547
Provision for income taxes	249	188	371	355
Income from continuing operations	925	717	1,399	1,192
Loss from discontinued operations, net of tax	(1)	(2)	(2)	(3)
Net income	924	715	1,397	1,189
Dividends on redeemable non-controlling interests	(1)	(1)	(3)	(3)
Net income attributable to the Company shareholders	$923	$714	$1,394	$1,186

Earnings per share:
Net income (loss) attributable to the Company shareholders —
Basic
Continuing operations	$2.82	$2.19	$4.27	$3.64
Discontinued operations	—	(0.01)	(0.01)	(0.01)
	$2.82	$2.18	$4.26	$3.63
Diluted
Continuing operations	$2.82	$2.19	$4.26	$3.63
Discontinued operations	—	(0.01)	(0.01)	(0.01)
	$2.82	$2.18	$4.25	$3.62
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2024	2023	2024	2023
Net income	$924	$715	$1,397	$1,189
Other comprehensive income (loss), net of tax –
Financial derivatives	49	3	50	7
Defined benefit pension and other postretirement benefit plans	4	2	7	4
Foreign currency translations	(44)	(31)	(104)	28
Total other comprehensive income (loss), net of tax	9	(26)	(47)	39
Comprehensive income	933	689	1,350	1,228
Dividends on redeemable non-controlling interests	(1)	(1)	(3)	(3)
Comprehensive income attributable to the Company shareholders	$932	$688	$1,347	$1,225
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED BALANCE SHEETS

Millions of dollars	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$2,839	$3,390
Restricted cash	25	15
Accounts receivable:
Trade, net	3,855	3,356
Related parties	207	151
Inventories	5,073	4,765
Prepaid expenses and other current assets	912	1,475
Total current assets	12,911	13,152
Operating lease assets	1,460	1,529
Property, plant and equipment	25,082	24,906
Less: Accumulated depreciation	(9,508)	(9,359)
Property, plant and equipment, net	15,574	15,547
Equity investments	4,290	3,907
Goodwill	1,603	1,647
Intangible assets, net	615	641
Other assets	611	577
Total assets	$37,064	$37,000
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED BALANCE SHEETS

Millions of dollars, except shares and par value data	June 30, 2024	December 31, 2023
LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY
Current liabilities:
Current maturities of long-term debt	$7	$782
Short-term debt	166	117
Accounts payable:
Trade	3,557	3,354
Related parties	517	461
Accrued and other current liabilities	1,900	2,436
Total current liabilities	6,147	7,150
Long-term debt	11,017	10,333
Operating lease liabilities	1,363	1,409
Other liabilities	2,113	2,164
Deferred income taxes	2,847	2,886
Commitments and contingencies
Redeemable non-controlling interests	114	114
Shareholders’ equity:
Ordinary shares, €0.04 par value, 1,275 million shares authorized, 325,078,684 and 324,483,402 shares outstanding, respectively	19	19
Additional paid-in capital	6,122	6,145
Retained earnings	10,233	9,692
Accumulated other comprehensive loss	(1,523)	(1,476)
Treasury stock, at cost, 15,343,814 and 15,939,096 ordinary shares, respectively	(1,402)	(1,450)
Total Company share of shareholders’ equity	13,449	12,930
Non-controlling interests	14	14
Total equity	13,463	12,944
Total liabilities, redeemable non-controlling interests and equity	$37,064	$37,000
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
Millions of dollars	2024	2023
Cash flows from operating activities:
Net income	$1,397	$1,189
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	752	787
Impairments	—	252
Amortization of debt-related costs	5	4
Share-based compensation	53	48
Equity investments—
Equity loss (income)	46	(5)
Distributions of earnings, net of tax	40	50
Deferred income tax (benefit) provision	(55)	19
Gain on sale of business	(293)	—
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(604)	(192)
Inventories	(335)	(349)
Accounts payable	373	(64)
Other, net	(145)	33
Net cash provided by operating activities	1,234	1,772
Cash flows from investing activities:
Expenditures for property, plant and equipment	(967)	(653)
Acquisition of equity method investments	(512)	(2)
Proceeds from sale of business	700	—
Other, net	(44)	(87)
Net cash used in investing activities	(823)	(742)
Cash flows from financing activities:
Repurchases of Company ordinary shares	(75)	(170)
Dividends paid - common stock	(846)	(797)
Issuance of long-term debt	744	500
Payments of debt issuance costs	(7)	(5)
Repayment of long-term debt	(775)	—
Net repayments of commercial paper	—	(200)
Proceeds from settlement of cash flow hedges	882	—
Payments from settlement of cash flow hedges	(835)	—
Other, net	19	(29)
Net cash used in financing activities	(893)	(701)
Effect of exchange rate changes on cash	(59)	9
(Decrease) increase in cash and cash equivalents and restricted cash	(541)	338
Cash and cash equivalents and restricted cash at beginning of period	3,405	2,156
Cash and cash equivalents and restricted cash at end of period	$2,864	$2,494
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Company Share of Shareholders’ Equity	Non- Controlling Interests
Millions of dollars	Issued	Treasury
Balance, March 31, 2024	$19	$(1,372)	$6,112	$9,752	$(1,532)	$12,979	$14
Net income	—	—	—	924	—	924	—
Other comprehensive income	—	—	—	—	9	9	—
Share-based compensation	—	45	10	(4)	—	51	—
Dividends - common stock ($1.34 per share)	—	—	—	(438)	—	(438)	—
Dividends - redeemable non-controlling interests ($15.00 per share)	—	—	—	(1)	—	(1)	—
Repurchases of Company ordinary shares	—	(75)	—	—	—	(75)	—
Balance, June 30, 2024	$19	$(1,402)	$6,122	$10,233	$(1,523)	$13,449	$14

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Company Share of Shareholders’ Equity	Non- Controlling Interests
Millions of dollars	Issued	Treasury
Balance, March 31, 2023	$19	$(1,360)	$6,092	$9,277	$(1,307)	$12,721	$14
Net income	—	—	—	715	—	715	—
Other comprehensive loss	—	—	—	—	(26)	(26)	—
Share-based compensation	—	13	19	(3)	—	29	—
Dividends - common stock ($1.25 per share)	—	—	—	(408)	—	(408)	—
Dividends - redeemable non-controlling interests ($15.00 per share)	—	—	—	(1)	—	(1)	—
Repurchases of Company ordinary shares	—	(99)	—	—	—	(99)	—
Balance, June 30, 2023	$19	$(1,446)	$6,111	$9,580	$(1,333)	$12,931	$14

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Company Share of Shareholders’ Equity	Non- Controlling Interests
Millions of dollars	Issued	Treasury
Balance, December 31, 2023	$19	$(1,450)	$6,145	$9,692	$(1,476)	$12,930	$14
Net income	—	—	—	1,397	—	1,397	—
Other comprehensive loss	—	—	—	—	(47)	(47)	—
Share-based compensation	—	123	(23)	(7)	—	93	—
Dividends - common stock ($2.59 per share)	—	—	—	(846)	—	(846)	—
Dividends - redeemable non-controlling interests ($30.00 per share)	—	—	—	(3)	—	(3)	—
Repurchases of Company ordinary shares	—	(75)	—	—	—	(75)	—
Balance, June 30, 2024	$19	$(1,402)	$6,122	$10,233	$(1,523)	$13,449	$14

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Company Share of Shareholders’ Equity	Non- Controlling Interests
Millions of dollars	Issued	Treasury
Balance, December 31, 2022	$19	$(1,346)	$6,119	$9,195	$(1,372)	$12,615	$14
Net income	—	—	—	1,189	—	1,189	—
Other comprehensive income	—	—	—	—	39	39	—
Share-based compensation	—	73	(8)	(4)	—	61	—
Dividends - common stock ($2.44 per share)	—	—	—	(797)	—	(797)	—
Dividends - redeemable non-controlling interests ($30.00 per share)	—	—	—	(3)	—	(3)	—
Repurchases of Company ordinary shares	—	(173)	—	—	—	(173)	—
Balance, June 30, 2023	$19	$(1,446)	$6,111	$9,580	$(1,333)	$12,931	$14
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
2.    Accounting and Reporting Changes
Recently Adopted Guidance
There were no new Accounting Standard Updates (“ASU”) adopted in the six months ended June 30, 2024 that had a material impact on the Consolidated Financial Statements.
Accounting Guidance Issued But Not Adopted as of June 30, 2024
Segment Disclosures—In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The guidance improves the disclosures about a public entity’s reportable segments and addresses requests from investors for additional detailed information about a reportable segment’s expenses. The guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We are currently assessing the impact of adopting the new guidance on the Consolidated Financial Statements.
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

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

3.    Revenues
Contract Balances—Contract liabilities were $131 million and $175 million at June 30, 2024 and December 31, 2023, respectively. Revenue recognized in each reporting period that was included in the contract liability balance at the beginning of the period was immaterial.
Disaggregation of Revenues—The following table presents our revenues disaggregated by key products:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2024	2023	2024	2023
Sales and other operating revenues:
Olefins and co-products	$1,000	$907	$1,908	$1,790
Polyethylene	1,942	1,920	3,840	3,936
Polypropylene	1,577	1,453	3,075	2,979
Propylene oxide and derivatives	630	538	1,232	1,179
Oxyfuels and related products	1,431	1,302	2,541	2,535
Intermediate chemicals	667	766	1,456	1,512
Compounding and solutions	943	956	1,903	1,951
Refined products	2,197	2,293	4,155	4,350
Other	171	171	373	321
Total	$10,558	$10,306	$20,483	$20,553
The following table presents our revenues disaggregated by geography, based upon the location of the customer:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2024	2023	2024	2023
Sales and other operating revenues:
United States	$5,029	$5,032	$9,817	$9,884
Germany	663	619	1,323	1,405
China	535	533	1,141	1,047
Mexico	460	389	896	819
Italy	393	346	794	722
Japan	360	426	594	791
France	301	272	558	566
Poland	247	223	489	462
The Netherlands	214	240	399	473
Other	2,356	2,226	4,472	4,384
Total	$10,558	$10,306	$20,483	$20,553

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

4.    Accounts Receivable
Accounts receivable are reflected in the Consolidated Balance Sheets, net of allowance for credit losses of $5 million and $6 million as of June 30, 2024 and December 31, 2023, respectively.

5.    Inventories
Inventories consisted of the following components:

Millions of dollars	June 30, 2024	December 31, 2023
Finished goods	$3,317	$3,134
Work-in-process	180	182
Raw materials and supplies	1,576	1,449
Total inventories	$5,073	$4,765

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

6.    Debt
Long-term loans, notes and other debt, net of unamortized discount, debt issuance cost and cumulative fair value hedging adjustments, consisted of the following:

Millions of dollars	June 30, 2024	December 31, 2023
Senior Notes due 2024, $1,000 million, 5.75%	$—	$775
Senior Notes due 2055, $1,000 million, 4.625% ($15 million of discount; $10 million of debt issuance cost)	975	975
Guaranteed Notes due 2027, $300 million, 8.1%	300	300
Issued by LYB International Finance B.V.:
Guaranteed Notes due 2043, $750 million, 5.25% ($18 million of discount; $6 million of debt issuance cost)	726	726
Guaranteed Notes due 2044, $1,000 million, 4.875% ($10 million of discount; $8 million of debt issuance cost)	982	982
Issued by LYB International Finance II B.V.:
Guaranteed Notes due 2026, €500 million, 0.875% ($1 million of discount; $1 million of debt issuance cost)	525	542
Guaranteed Notes due 2027, $1,000 million, 3.5% ($2 million of discount; $2 million of debt issuance cost)	581	585
Guaranteed Notes due 2031, €500 million, 1.625% ($4 million of discount; $2 million of debt issuance cost)	524	542
Issued by LYB International Finance III LLC:
Guaranteed Notes due 2025, $500 million, 1.25% ($1 million of debt issuance cost)	483	481
Guaranteed Notes due 2030, $500 million, 3.375% ($1 million of debt issuance cost)	121	124
Guaranteed Notes due 2030, $500 million, 2.25% ($2 million of discount; $3 million of debt issuance cost)	472	474
Guaranteed Notes due 2033, $500 million, 5.625% ($5 million of debt issuance cost)	495	495
Guaranteed Notes due 2034, $750 million, 5.5% ($6 million of discount, $7 million of debt issuance cost)	737	—
Guaranteed Notes due 2040, $750 million, 3.375% ($1 million of discount; $7 million of debt issuance cost)	742	742
Guaranteed Notes due 2049, $1,000 million, 4.2% ($14 million of discount; $10 million of debt issuance cost)	976	976
Guaranteed Notes due 2050, $1,000 million, 4.2% ($6 million of discount; $10 million of debt issuance cost)	978	975
Guaranteed Notes due 2051, $1,000 million, 3.625% ($2 million of discount; $10 million of debt issuance cost)	906	916
Guaranteed Notes due 2060, $500 million, 3.8% ($4 million of discount; $6 million of debt issuance cost)	480	483
Other	21	22
Total	11,024	11,115
Less current maturities	(7)	(782)
Long-term debt	$11,017	$10,333

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Fair value hedging adjustments associated with the fair value hedge accounting of our fixed-for-floating interest rate swaps for the applicable periods are as follows:

	Gains (Losses)				Cumulative Fair Value Hedging Adjustments Included in Carrying Amount of Debt
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
Millions of dollars	2024	2023	2024	2023	2024	2023
Guaranteed Notes due 2025, 1.25%	$(1)	$1	$(1)	$(1)	$8	$9
Guaranteed Notes due 2026, 0.875%	—	—	—	(1)	8	8
Guaranteed Notes due 2027, 3.5%	—	6	4	3	6	2
Guaranteed Notes due 2030, 3.375%	—	4	3	—	20	17
Guaranteed Notes due 2030, 2.25%	—	2	3	(1)	23	20
Guaranteed Notes due 2031, 1.625%	1	1	2	(1)	5	3
Guaranteed Notes due 2050, 4.2%	(1)	1	(3)	(1)	6	9
Guaranteed Notes due 2051, 3.625%	(1)	19	10	2	82	72
Guaranteed Notes due 2060, 3.8%	—	4	3	1	10	7
Total	$(2)	$38	$21	$1	$168	$147
Fair value adjustments are recognized in Interest expense in the Consolidated Statements of Income.

Long-Term Debt
Senior Revolving Credit Facility—Our $3,250 million senior unsecured revolving credit facility (the “Senior Revolving Credit Facility”), may be used for dollar and euro denominated borrowings. The facility also supports our commercial paper program, has a $200 million sub-limit for dollar and euro denominated letters of credit and a $1,000 million uncommitted accordion feature. Borrowings under the facility bear interest at either a base rate, secured overnight financing rate (“SOFR”) or EURIBOR rate, plus an applicable margin. Additional fees are incurred for the average daily unused commitments. At June 30, 2024, we had no borrowings or letters of credit outstanding and $3,250 million of unused availability under this facility.
In July 2024, we amended our credit agreement to increase our senior unsecured revolving credit facility from $3,250 million to $3,750 million and extend the maturity to July 2029.
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

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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
Short-Term Debt
U.S. Receivables Facility—Our U.S. Receivables Facility has a purchase limit of $900 million in addition to a $300 million uncommitted accordion feature. In May 2024, we extended the term of the facility to June 2025. This facility provides liquidity through the sale or contribution of trade receivables by certain of our U.S. subsidiaries to a wholly owned, bankruptcy-remote subsidiary on an ongoing basis and without recourse. We pay variable interest rates on our secured borrowings. Additional fees are incurred for the average daily unused commitments. This facility also provides for the issuance of letters of credit up to $200 million. At June 30, 2024, we had no borrowings or letters of credit outstanding and $900 million unused availability under this facility.
Commercial Paper Program—We have a commercial paper program under which we may issue up to $2,500 million of privately placed, unsecured, short-term promissory notes (“commercial paper”). At June 30, 2024, we had no borrowings of outstanding commercial paper.
Precious Metal Financings—At June 30, 2024 and December 31, 2023, we had $165 million and $117 million, respectively, of Short-term debt related to our precious metal financings.
Weighted Average Interest Rate—At June 30, 2024 and December 31, 2023, our weighted average interest rates on outstanding Short-term debt were 1.3% and 1.9%, respectively.
Additional Information
Debt Compliance—As of June 30, 2024, we are in compliance with our debt covenants.

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
Financial Instruments Measured at Fair Value on a Recurring Basis—The following table summarizes financial instruments outstanding for the periods presented that are measured at fair value on a recurring basis:

	Fair Value
Millions of dollars	June 30, 2024	December 31, 2023	Balance Sheet Classification
Assets–
Derivatives designated as hedges:
Commodities	$2	$1	Prepaid expenses and other current assets
Commodities	1	—	Other assets
Foreign currency	97	44	Prepaid expenses and other current assets
Foreign currency	71	45	Other assets
Interest rates	18	38	Prepaid expenses and other current assets
Derivatives not designated as hedges:
Commodities	56	98	Prepaid expenses and other current assets
Foreign currency	11	3	Prepaid expenses and other current assets
Total	$256	$229

Liabilities–
Derivatives designated as hedges:
Commodities	$67	$109	Accrued and other current liabilities
Commodities	19	33	Other liabilities
Foreign currency	9	40	Accrued and other current liabilities
Foreign currency	9	32	Other liabilities
Interest rates	38	31	Accrued and other current liabilities
Interest rates	184	172	Other liabilities
Derivatives not designated as hedges:
Commodities	30	52	Accrued and other current liabilities
Foreign currency	1	10	Accrued and other current liabilities
Total	$357	$479
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

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Financial Instruments Not Measured at Fair Value on a Recurring Basis—The following table presents the carrying value and estimated fair value of our short-term precious metal financings and long-term debt:

	June 30, 2024		December 31, 2023
Millions of dollars	Carrying Value	Fair Value	Carrying Value	Fair Value
Precious metal financings	$165	$167	$117	$114
Long-term debt	11,004	9,582	10,316	9,225
Total	$11,169	$9,749	$10,433	$9,339
The financial instruments in the table above are classified as Level 2. Our other financial instruments classified within Current assets and Current liabilities have a short maturity and their carrying value approximates fair value.
Derivative Instruments:
Commodity Prices—The following table presents the notional amounts of our outstanding commodity derivative instruments:

	Notional Amount		Unit of Measure	Maturity Date
Millions of units	June 30, 2024	December 31, 2023
Derivatives designated as hedges:
Natural gas	72	72	MMBtu	2024 to 2027
Ethane	16	18	Bbls	2024 to 2026
Power	1	1	MWhs	2024 to 2027
Refined products	—	1	Bbls	2024
Derivatives not designated as hedges:
Crude oil	6	12	Bbls	2024
Refined products	16	16	Bbls	2024 to 2025
Precious metals	1	1	Troy Ounces	2024 to 2025
Renewable Identification Numbers	29	59	RINs	2024
Interest Rates—The following table presents the notional amounts of our outstanding interest rate derivative instruments:

	Notional Amount
Millions of dollars	June 30, 2024	December 31, 2023	Maturity Date
Cash flow hedges	$—	$200	2024
Fair value hedges	2,164	2,171	2025 to 2031

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Foreign Currency Rates—The following table presents the notional amounts of our outstanding foreign currency derivative instruments:

	Notional Amount
Millions of dollars	June 30, 2024	December 31, 2023	Maturity Date
Net investment hedges	$3,289	$3,289	2024 to 2030
Cash flow hedges	300	1,150	2027
Not designated	1,207	555	2024 to 2025
Impact on Earnings and Other Comprehensive Income—The following tables summarize the pre-tax effect of derivative instruments recorded in Accumulated other comprehensive income (“AOCI”), the gains (losses) reclassified from AOCI to earnings and additional gains (losses) recognized directly in earnings:

	Effects of Financial Instruments
	Three Months Ended June 30,
	Balance Sheet				Income Statement
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified to Income from AOCI		Additional Gain (Loss) Recognized in Income		Income Statement
Millions of dollars	2024	2023	2024	2023	2024	2023	Classification
Derivatives designated as hedges:
Commodities	$(1)	$—	$1	$—	$—	$—	Sales and other operating revenues
Commodities	31	(3)	35	—	—	—	Cost of sales
Foreign currency	25	(8)	1	(6)	14	24	Interest expense
Interest rates	—	12	1	2	(17)	(53)	Interest expense
Derivatives not designated as hedges:
Commodities	—	—	—	—	16	(1)	Sales and other operating revenues
Commodities	—	—	—	—	2	—	Cost of sales
Foreign currency	—	—	—	—	16	(13)	Other income (expense), net
Total	$55	$1	$38	$(4)	$31	$(43)

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Effects of Financial Instruments
	Six Months Ended June 30,
	Balance Sheet				Income Statement
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified to Income from AOCI		Additional Gain (Loss) Recognized in Income		Income Statement
Millions of dollars	2024	2023	2024	2023	2024	2023	Classification
Derivatives designated as hedges:
Commodities	$(3)	$—	$2	$—	$—	$—	Sales and other operating revenues
Commodities	(17)	(8)	73	19	—	—	Cost of sales
Foreign currency	120	(63)	(27)	14	35	38	Interest expense
Interest rates	11	(2)	2	3	(61)	(30)	Interest expense
Derivatives not designated as hedges:
Commodities	—	—	—	—	(69)	(34)	Sales and other operating revenues
Commodities	—	—	—	—	77	27	Cost of sales
Foreign currency	—	—	—	—	24	(24)	Other income (expense), net
Total	$111	$(73)	$50	$36	$6	$(23)

As of June 30, 2024, on a pre-tax basis, $4 million is scheduled to be reclassified from Accumulated other comprehensive loss as an increase to Interest expense over the next twelve months.
Other Financial Instruments:
Cash and Cash Equivalents—At June 30, 2024 and December 31, 2023, we had marketable securities classified as Cash and cash equivalents of $1,876 million and $2,432 million, respectively.
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
Our exempt income primarily includes interest income, export incentives, and equity earnings of joint ventures. Interest income earned by certain of our subsidiaries through intercompany financings is taxed at rates substantially lower than the U.S. statutory rate. Export incentives relate to tax benefits derived from elections and structures available for U.S. exports. Equity earnings attributable to the earnings of our joint ventures, when paid through dividends to certain European subsidiaries, are exempt from all or portions of normal statutory income tax rates. We currently anticipate the favorable treatment for interest income, dividends, and export incentives to continue in the near term; however, this treatment is based on current law. The United Kingdom, as well as certain other jurisdictions in which we operate, enacted legislation implementing the Organization for Economic Cooperation and Development’s Pillar Two Model Rules effective as of January 1, 2024. We do not expect the impact to the Consolidated Financial Statements to be material based on the legislation enacted at this stage.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Our effective income tax rate for the second quarter of 2024 was 21.2% compared to 20.8% for the second quarter of 2023. The higher effective tax rate for the second quarter of 2024 was primarily due to a decrease in exempt income of 4.1% and the impact of changes in pre-tax income in countries with varying statutory tax rates of 1.1%. These increases were offset by a 4.8% decrease in our effective income tax rate due to an audit settlement that occurred during the second quarter of 2023.
Our effective income tax rate for the first six months of 2024 was 21.0% compared to 22.9% for the first six months of 2023. The lower effective tax rate for the first six months of 2024 was primarily due to the first quarter 2023 goodwill impairment, for which there was no tax benefit, of 2.8%, an audit settlement during the second quarter 2023 of 2.4%, and changes in foreign exchange gains or losses of 1.0%. These decreases were partially offset by a 4.1% increase in our effective income tax rate due to a decrease in exempt income.
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
Environmental Remediation—Accrued liabilities for future environmental remediation costs at current and former plant sites and other remediation sites totaled $142 million and $124 million as of June 30, 2024 and December 31, 2023, respectively. At June 30, 2024, the accrued liabilities for individual sites range from less than $1 million to $42 million. The remediation expenditures are expected to occur over a number of years and are not concentrated in any single year. In our opinion, it is reasonably possible that losses in excess of the liabilities recorded may have been incurred. However, we cannot estimate any amount or range of such possible additional losses. New information about sites, new technology or future developments, such as involvement in investigations by regulatory agencies, could require us to reassess our potential exposure related to environmental matters.

Indemnification—We are parties to various indemnification arrangements, including arrangements entered into in connection with acquisitions, divestitures and the formation and dissolution of joint ventures. Pursuant to these arrangements, we provide indemnification to and/or receive indemnification from other parties in connection with liabilities that may arise in connection with the transactions and in connection with activities prior to completion of the transactions. These indemnification arrangements typically include provisions pertaining to third-party claims relating to environmental and tax matters and various types of litigation. As of June 30, 2024, we had not accrued any significant amounts for our indemnification obligations, and we are not aware of other circumstances that would likely lead to significant future indemnification obligations. We cannot determine with certainty the potential amount of future payments under the indemnification arrangements until events arise that would trigger a liability under the arrangements.
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
10.    Shareholders’ Equity and Redeemable Non-controlling Interests
Shareholders’ Equity
Dividend Distributions—The following table summarizes the quarterly dividends paid in the period presented:

Millions of dollars, except per share amounts	Dividend Per Ordinary Share	Aggregate Dividends Paid	Date of Record
March 2024	$1.25	$408	March 4, 2024
June 2024	1.34	438	June 3, 2024
	$2.59	$846
Share Repurchase Authorization—In May 2024, our shareholders approved a proposal to authorize us to repurchase up to 34.0 million ordinary shares, through November 24, 2025 (“2024 Share Repurchase Authorization”), which superseded any prior repurchase authorizations. The timing and amount of these repurchases, which are determined based on our evaluation of market conditions and other factors, may be executed from time to time through open market or privately negotiated transactions. The repurchased shares, which are recorded at cost, are classified as Treasury stock and may be retired or used for general corporate purposes, including for various employee benefit and compensation plans.
The following table summarizes our share repurchase activity for the periods presented:

Millions of dollars, except shares and per share amounts	Shares Repurchased	Average Purchase Price	Total Purchase Price, Including Commissions and Fees
For the six months ended June 30, 2024:
2024 Share Repurchase Authorization	784,505	$95.62	$75

For the six months ended June 30, 2023:
2022 Share Repurchase Authorization	1,365,898	$88.98	$122
2023 Share Repurchase Authorization	576,044	89.34	51
	1,941,942	$89.09	$173
Total cash paid for share repurchases for the six months ended June 30, 2024 and 2023 was $75 million and $170 million, respectively. Cash payments made during the reporting period may differ from the total purchase price, including commissions and fees, due to the timing of payments.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Ordinary Shares—The changes in the outstanding amounts of ordinary shares are as follows:

	Six Months Ended June 30,
	2024	2023
Ordinary shares outstanding:
Beginning balance	324,483,402	325,723,567
Share-based compensation	1,203,741	571,224
Employee stock purchase plan	176,046	163,234
Purchase of ordinary shares	(784,505)	(1,941,942)
Ending balance	325,078,684	324,516,083
Treasury Shares—The changes in the amounts of treasury shares held by the Company are as follows:

	Six Months Ended June 30,
	2024	2023
Ordinary shares held as treasury shares:
Beginning balance	15,939,096	14,698,931
Share-based compensation	(1,203,741)	(571,224)
Employee stock purchase plan	(176,046)	(163,234)
Purchase of ordinary shares	784,505	1,941,942
Ending balance	15,343,814	15,906,415
Accumulated Other Comprehensive Loss—The components of, and after-tax changes in, Accumulated other comprehensive loss as of and for the six months ended June 30, 2024 and 2023 are presented in the following tables:

Millions of dollars	Financial Derivatives	Defined Benefit Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustments	Total
Balance – December 31, 2023	$(226)	$(279)	$(971)	$(1,476)
Other comprehensive income (loss) before reclassifications	17	—	(79)	(62)
Tax expense before reclassifications	(5)	—	(25)	(30)
Amounts reclassified from accumulated other comprehensive loss	50	8	—	58
Tax expense	(12)	(1)	—	(13)
Net other comprehensive income (loss)	50	7	(104)	(47)
Balance – June 30, 2024	$(176)	$(272)	$(1,075)	$(1,523)

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Millions of dollars	Financial Derivatives	Defined Benefit Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustments	Total
Balance – December 31, 2022	$(146)	$(182)	$(1,044)	$(1,372)
Other comprehensive (loss) income before reclassifications	(28)	—	17	(11)
Tax benefit before reclassifications	8	—	11	19
Amounts reclassified from accumulated other comprehensive loss	36	5	—	41
Tax expense	(9)	(1)	—	(10)
Net other comprehensive income	7	4	28	39
Balance – June 30, 2023	$(139)	$(178)	$(1,016)	$(1,333)
The amounts reclassified out of each component of Accumulated other comprehensive loss are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item on the Consolidated Statements of Income
Millions of dollars	2024	2023	2024	2023
Reclassification adjustments for:
Financial derivatives:
Commodities	$1	$—	$2	$—	Sales and other operating revenue
Commodities	35	—	73	19	Cost of sales
Foreign currency	1	(6)	(27)	14	Interest expense
Interest rates	1	2	2	3	Interest expense
Income tax (expense) benefit	(11)	1	(12)	(9)	Provision for income taxes
Financial derivatives, net of tax	27	(3)	38	27

Amortization of defined pension items:
Actuarial loss	4	1	7	3	Other income (expense), net
Prior service cost	—	1	1	2	Other income (expense), net
Income tax expense	—	—	(1)	(1)	Provision for income taxes
Defined pension items, net of tax	4	2	7	4

Total reclassifications, before tax	42	(2)	58	41
Income tax (expense) benefit	(11)	1	(13)	(10)	Provision for income taxes
Total reclassifications, after tax	$31	$(1)	$45	$31	Amount included in net income

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Redeemable Non-controlling Interests
Our redeemable non-controlling interests relate to shares of cumulative perpetual special stock (“redeemable non-controlling interest stock”) issued by a consolidated subsidiary. As of June 30, 2024 and December 31, 2023, we had 113,059 and 113,075 shares of redeemable non-controlling interest stock outstanding, respectively. These shares may be redeemed at any time at the discretion of the holders.
In February and May 2024, we paid cash dividends of $15.00 per share to our redeemable non-controlling interest shareholders of record as of January 15, 2024 and April 15, 2024. These dividends totaled $3 million for each of the six months ended June 30, 2024 and 2023.
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
Earnings per share data is as follows:

	Three Months Ended June 30,
	2024		2023
Millions of dollars	Continuing Operations	Discontinued Operations	Continuing Operations	Discontinued Operations
Net income (loss)	$925	$(1)	$717	$(2)
Dividends on redeemable non-controlling interests	(1)	—	(1)	—
Net income attributable to participating securities	(5)	—	(4)	—
Net income (loss) attributable to ordinary shareholders – basic and diluted	$919	$(1)	$712	$(2)

Millions of shares, except per share amounts
Basic weighted average common stock outstanding	326	326	325	325
Effect of dilutive securities	—	—	1	1
Potential dilutive shares	326	326	326	326

Earnings per share:
Basic	$2.82	$—	$2.19	$(0.01)
Diluted	$2.82	$—	$2.19	$(0.01)

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Six Months Ended June 30,
	2024		2023
Millions of dollars	Continuing Operations	Discontinued Operations	Continuing Operations	Discontinued Operations
Net income (loss)	$1,399	$(2)	$1,192	$(3)
Dividends on redeemable non-controlling interests	(3)	—	(3)	—
Net income attributable to participating securities	(6)	—	(5)	—
Net income (loss) attributable to ordinary shareholders – basic and diluted	$1,390	$(2)	$1,184	$(3)

Millions of shares, except per share amounts
Basic weighted average common stock outstanding	325	325	326	326
Effect of dilutive securities	1	1	1	1
Potential dilutive shares	326	326	327	327

Earnings per share:
Basic	$4.27	$(0.01)	$3.64	$(0.01)
Diluted	$4.26	$(0.01)	$3.63	$(0.01)
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
•Intermediates and Derivatives (“I&D”). Our I&D segment produces and markets propylene oxide and its derivatives; oxyfuels and related products; and intermediate chemicals such as styrene monomer, acetyls and ethylene glycol.
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
Summarized financial information concerning reportable segments is shown in the following tables for the periods presented:

	Three Months Ended June 30, 2024
Millions of dollars	O&P– Americas	O&P– EAI	I&D	APS	Refining	Technology	Other	Total
Sales and other operating revenues:
Customers	$1,871	$2,659	$2,751	$943	$2,197	$137	$—	$10,558
Intersegment	1,055	183	44	5	148	22	(1,457)	—
	2,926	2,842	2,795	948	2,345	159	(1,457)	10,558
Loss from equity investments	(1)	(16)	(2)	—	—	—	—	(19)
EBITDA	670	70	794	40	(7)	84	(7)	1,644
Gain on sale of business	—	—	293	—	—	—	—	293
Capital expenditures	174	107	150	25	6	20	2	484

	Three Months Ended June 30, 2023
Millions of dollars	O&P– Americas	O&P– EAI	I&D	APS	Refining	Technology	Other	Total
Sales and other operating revenues:
Customers	$1,756	$2,535	$2,629	$956	$2,293	$137	$—	$10,306
Intersegment	971	194	33	4	166	17	(1,385)	—
	2,727	2,729	2,662	960	2,459	154	(1,385)	10,306
Income (loss) from equity investments	12	(19)	(5)	—	—	—	—	(12)
EBITDA	679	84	472	34	47	79	(12)	1,383
Capital expenditures	102	65	104	14	—	15	1	301

	Six Months Ended June 30, 2024
Millions of dollars	O&P- Americas	O&P- EAI	I&D	APS	Refining	Technology	Other	Total
Sales and other operating revenues:
Customers	$3,621	$5,221	$5,278	$1,903	$4,155	$305	$—	$20,483
Intersegment	2,176	366	103	10	280	46	(2,981)	—
	5,797	5,587	5,381	1,913	4,435	351	(2,981)	20,483
Income (loss) from equity investments	8	(48)	(6)	—	—	—	—	(46)
EBITDA	1,191	84	1,106	75	48	202	(15)	2,691
Gain on sale of business	—	—	293	—	—	—	—	293
Capital expenditures	355	194	292	48	31	44	3	967

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Six Months Ended June 30, 2023
Millions of dollars	O&P– Americas	O&P– EAI	I&D	APS	Refining	Technology	Other	Total
Sales and other operating revenues:
Customers	$3,483	$5,245	$5,270	$1,951	$4,350	$254	$—	$20,553
Intersegment	2,052	376	74	6	299	39	(2,846)	—
	5,535	5,621	5,344	1,957	4,649	293	(2,846)	20,553
Income (loss) from equity investments	35	(18)	(11)	(1)	—	—	—	5
EBITDA	1,220	161	898	(192)	293	152	(18)	2,514
Impairments	—	—	—	252	—	—	—	252
Capital expenditures	184	119	283	31	2	32	2	653

Disposition of Ethylene Oxide & Derivatives (“EO&D”) Business—In May 2024, we sold our U.S. Gulf Coast-based EO&D business along with the production facilities located in Bayport, TX. The EO&D business was included in our I&D segment. In connection with the sale, we received cash proceeds of $700 million and recognized a pre-tax gain of $293 million, subject to post-closing working capital adjustments.
Acquisition of Joint Venture—In May 2024, we acquired a 35% interest in Saudi Arabia-based National Petrochemical Industrial Company (“NATPET”) from Alujain Corporation for approximately $500 million. The joint venture is enabled by our Spheripol polypropylene (“PP”) technology and positions us to expand our core PP business by gaining access to advantaged feedstocks. The joint venture has the capacity to produce 0.4 million tons of PP per year. We will market the majority of the off-take through our global sales team. The joint venture is included in our O&P-EAI segment and accounted for using the equity method of accounting.
Houston Refinery Operations—Costs incurred for the planned exit from the refinery business are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative June 30,
Millions of dollars	2024	2023	2024	2023	2024
Accelerated lease amortization costs	$10	$38	$18	$89	$219
Personnel costs	10	27	16	43	156
Asset retirement obligation accretion	2	2	4	4	15
Asset retirement cost depreciation	20	44	40	99	209
Refinery exit costs	$42	$111	$78	$235	$599
Total costs incurred since our decision to exit the refining business through June 30, 2024, were $599 million. Our estimate of total exit costs, inclusive of costs incurred to date, ranges from $560 million to $1,000 million.
In subsequent periods, we expect to incur additional costs primarily consisting of accelerated amortization of operating lease assets of $10 million to $40 million, personnel costs of $15 million to $70 million and other charges of $20 million to $60 million.
In connection with the planned exit from the refinery business, we recorded liabilities for asset retirement obligations of $264 million as of June 30, 2024. We estimate that the Houston refinery’s asset retirement obligations are in the range of $150 million to $450 million.

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
A reconciliation of EBITDA to Income from continuing operations before income taxes is shown in the following table for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2024	2023	2024	2023
EBITDA:
Total segment EBITDA	$1,651	$1,395	$2,706	$2,532
Other EBITDA	(7)	(12)	(15)	(18)
Less:
Depreciation and amortization expense	(387)	(391)	(752)	(787)
Interest expense	(120)	(115)	(247)	(231)
Add:
Interest income	37	28	78	51
Income from continuing operations before income taxes	$1,174	$905	$1,770	$1,547

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
OVERVIEW
Results for the second quarter of 2024 improved compared to the first quarter of 2024. Second quarter volumes benefited from increased production and improving seasonal demand. Our Olefins and Polyolefins-Americas (“O&P-Americas”) segment volumes increased while favorable ethane and natural gas costs continued to provide support for margins. Our Olefins and Polyolefins-Europe, Asia, International (“O&P-EAI”) segment benefited from polyethylene margin expansion with increased utilization of advantaged liquified petroleum gas (“LPG”) feedstocks in Europe. Our Intermediates & Derivatives (“I&D”) segment benefited from improved oxyfuels volumes driven by production from our newest propylene oxide/tertiary butyl alcohol (“PO/TBA”) plant in Houston, Texas. Intermediate chemical margins and volumes improved, largely due to higher production from our acetyls assets. Refining margins fell due to lower crack spreads.
Results for the first six months of 2024 compared to the first six months of 2023 improved driven in part by the absence of a non-cash goodwill impairment recognized in our Advanced Polymer Solutions (“APS”) segment in the first quarter of 2023. Technology results improved as more contracts reached significant milestones. Results for our Refining segment decreased as margins declined. An increase in loss from equity investments drove the decrease in our O&P-EAI segment results. Our O&P-Americas segment results decreased as margins were compressed by higher monomer costs.
In May 2024, we divested our U.S. Gulf Coast-based Ethylene Oxide & Derivatives (“EO&D”) business for $700 million, while investing approximately $500 million to acquire a 35% interest in Saudi Arabia-based National Petrochemical Industrial Company (“NATPET”).
During the quarter, we announced a strategic review of some of our European assets to position the company for a more sustainable and circular future by strengthening profitability and competitive advantage in the region.
We remain committed to our balanced and disciplined capital allocation strategy. During the first six months of 2024 we generated $1,234 million in cash from operating activities, invested $967 million in capital expenditures and returned $921 million to shareholders through dividend payments and share repurchases.

Results of operations for the periods discussed are presented in the table below:

	Three Months Ended		Six Months Ended
	June 30,	March 31,	June 30,	June 30,
Millions of dollars	2024	2024	2024	2023
Sales and other operating revenues	$10,558	$9,925	$20,483	$20,553
Cost of sales	9,148	8,763	17,911	17,732
Impairments	—	—	—	252
Selling, general and administrative expenses	407	426	833	780
Research and development expenses	33	32	65	65
Operating income	970	704	1,674	1,724
Interest expense	(120)	(127)	(247)	(231)
Interest income	37	41	78	51
Gain on sale of business	293	—	293	—
Other income (expense), net	13	5	18	(2)
(Loss) income from equity investments	(19)	(27)	(46)	5
Income from continuing operations before income taxes	1,174	596	1,770	1,547
Provision for income taxes	249	122	371	355
Income from continuing operations	925	474	1,399	1,192
Loss from discontinued operations, net of tax	(1)	(1)	(2)	(3)
Net income	924	473	1,397	1,189
Other comprehensive income (loss), net of tax –
Financial derivatives	49	1	50	7
Defined benefit pension and other postretirement benefit plans	4	3	7	4
Foreign currency translations	(44)	(60)	(104)	28
Total other comprehensive income (loss), net of tax	9	(56)	(47)	39
Comprehensive income	$933	$417	$1,350	$1,228

RESULTS OF OPERATIONS
Revenues—Revenues increased by $633 million, or 6%, in the second quarter of 2024 compared to the first quarter of 2024. Higher volumes, driven by improved availability and demand, resulted in a 4% increase in revenues. Higher average sales prices for many of our products resulted in a 2% increase in revenues.
Revenues remained relatively unchanged in the first six months of 2024 compared to the first six months of 2023. Higher volumes resulted in a 1% increase in revenues, which was partially offset by a 1% decrease in revenues due to lower average sales prices.
Cost of Sales—Cost of sales increased by $385 million, or 4%, in the second quarter of 2024 compared to the first quarter of 2024 and by $179 million, or 1%, in the first six months of 2024 compared to the first six months of 2023, primarily driven by higher feedstock and energy costs, including the impact of our commodity hedges.
Impairments—During the first six months of 2023 we recognized a non-cash goodwill impairment charge of $252 million in our APS segment after the effect of moving our Catalloy and polybutene-1 businesses from our APS segment and reintegrating them into our O&P-Americas and O&P-EAI segments.
SG&A Expenses—Selling, general and administrative (“SG&A”) expenses decreased by $19 million, or 4%, in the second quarter of 2024 compared to the first quarter of 2024 and increased by $53 million, or 7%, in the first six months of 2024 compared to the first six months of 2023, primarily attributable to changes in employee-related expenses.
Operating Income—Operating income increased by $266 million, or 38%, in the second quarter of 2024 compared to the first quarter of 2024. Operating income in our I&D, O&P-Americas, O&P-EAI and APS segments increased by $180 million, $163 million, $41 million and $2 million, respectively. These increases were partially offset by decreases in our Refining and Technology segments of $81 million and $37 million, respectively.
Operating income decreased by $50 million, or 3%, in the first six months of 2024 compared to the first six months of 2023. Operating income in our Refining, I&D, O&P-EAI and O&P-Americas segments decreased by $216 million, $77 million, $56 million and $20 million, respectively. The decreases were partially offset by increases in our APS and Technology segments of $266 million and $50 million, respectively.
Results for each of our business segments are discussed further in the “Segment Analysis” section below.
Gain on Sale of Business—In the second quarter of 2024, we completed the sale of our EO&D business and associated production facilities located in Bayport, Texas and recognized a pre-tax gain of $293 million. See Note 12 to the Consolidated Financial Statements for additional information.
(Loss) Income from Equity Investments—Loss from equity investments decreased by $8 million, or 30%, in the second quarter of 2024 compared to the first quarter of 2024 primarily driven by improved margins at our Asian joint ventures in our O&P-EAI segment.
Income from equity investments decreased by $51 million or 1020% in the first six months of 2024 compared to the first six months of 2023. Approximately half of the decrease was driven by lower margins at our Mexico joint venture in our O&P-Americas segment. The remainder of the change is primarily driven by a one-time gain on sale of an asset recognized by one of our European joint ventures in our O&P-EAI segment in the first quarter of 2023.

Income Taxes—Our effective income tax rate for the second quarter of 2024 was 21.2% compared to 20.4% for the first quarter of 2024. In the second quarter of 2024, the impact of changes in pre-tax income in countries with varying statutory tax rates and fluctuations in foreign exchange gains or losses increased our effective income tax rate by 2.0% and 0.9%, respectively. These increases were partially offset by the reduced relative impact of our tax rate drivers, primarily exempt income, due to increased earnings including the gain on the EO&D divestiture recognized in the second quarter of 2.1%.
Our effective income tax rate for the first six months of 2024 was 21.0% compared to 22.9% for the first six months of 2023. The lower effective tax rate for the first six months of 2024 was primarily due to the first quarter 2023 goodwill impairment, for which there was no tax benefit, of 2.8%, an audit settlement during the second quarter 2023 of 2.4%, and changes in foreign exchange gains or losses of 1.0%. These decreases were partially offset by a 4.1% increase in our effective income tax rate due to a decrease in exempt income.
Comprehensive Income—Comprehensive income increased by $516 million in the second quarter of 2024 compared to the first quarter of 2024, and by $122 million in the first six months of 2024 compared to the first six months of 2023, primarily due to the increase in Net income. The components of Other comprehensive income (loss) are discussed below.
Financial derivatives designated as cash flow hedges, primarily our commodity swaps, led to an increase in Comprehensive income of $48 million and $43 million in the second quarter of 2024 compared to the first quarter of 2024 and in the first six months of 2024 compared to the first six months of 2023, respectively, reflecting commodity price volatility.
Defined pension and postretirement benefit plans remained relatively unchanged in the second quarter of 2024 compared to the first quarter of 2024 and in the first six months of 2024 compared to the first six months of 2023.
Foreign currency translations remained relatively unchanged in the second quarter of 2024 compared to the first quarter of 2024. Foreign currency translations decreased Comprehensive income by $132 million in the first six months of 2024 compared to the first six months of 2023, primarily due to the strengthening of the U.S dollar relative to the euro offset by the effective portion of our net investment hedges.

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
The following table presents the reconciliation of Net Income to EBITDA for each of the periods presented:

	Three Months Ended		Six Months Ended
	June 30,	March 31,	June 30,	June 30,
Millions of dollars	2024	2024	2024	2023
Net income	$924	$473	$1,397	$1,189
Loss from discontinued operations, net of tax	1	1	2	3
Income from continuing operations	925	474	1,399	1,192
Provision for income taxes	249	122	371	355
Depreciation and amortization	387	365	752	787
Interest expense, net	83	86	169	180
EBITDA	$1,644	$1,047	$2,691	$2,514

Our continuing operations are managed through six reportable segments: O&P-Americas, O&P-EAI, I&D, APS, Refining and Technology. Revenues and other information by segment for the periods presented are reflected in the tables below:

	Three Months Ended		Six Months Ended
	June 30,	March 31,	June 30,	June 30,
Millions of dollars	2024	2024	2024	2023
Sales and other operating revenues:
O&P-Americas segment	$2,926	$2,871	$5,797	$5,535
O&P-EAI segment	2,842	2,745	5,587	5,621
I&D segment	2,795	2,586	5,381	5,344
APS segment	948	965	1,913	1,957
Refining segment	2,345	2,090	4,435	4,649
Technology segment	159	192	351	293
Other, including intersegment eliminations	(1,457)	(1,524)	(2,981)	(2,846)
Total	$10,558	$9,925	$20,483	$20,553
Operating income (loss):
O&P-Americas segment	$519	$356	$875	$895
O&P-EAI segment	30	(11)	19	75
I&D segment	392	212	604	681
APS segment	15	13	28	(238)
Refining segment	(57)	24	(33)	183
Technology segment	72	109	181	131
Other, including intersegment eliminations	(1)	1	—	(3)
Total	$970	$704	$1,674	$1,724

	Three Months Ended		Six Months Ended
	June 30,	March 31,	June 30,	June 30,
Millions of dollars	2024	2024	2024	2023
Depreciation and amortization:
O&P-Americas segment	$152	$151	$303	$288
O&P-EAI segment	54	52	106	95
I&D segment	103	100	203	227
APS segment	22	20	42	46
Refining segment	46	31	77	110
Technology segment	10	11	21	21
Total	$387	$365	$752	$787

(Loss) income from equity investments:
O&P-Americas segment	$(1)	$9	$8	$35
O&P-EAI segment	(16)	(32)	(48)	(18)
I&D segment	(2)	(4)	(6)	(11)
APS segment	—	—	—	(1)
Total	$(19)	$(27)	$(46)	$5
Gain on sale of business:
I&D segment	$293	$—	$293	$—
Total	$293	$—	$293	$—
Other income (expense), net:
O&P-Americas segment	$—	$5	$5	$2
O&P-EAI segment	2	5	7	9
I&D segment	8	4	12	1
APS segment	3	2	5	1
Refining segment	4	—	4	—
Technology segment	2	(2)	—	—
Other, including intersegment eliminations	(6)	(9)	(15)	(15)
Total	$13	$5	$18	$(2)
EBITDA:
O&P-Americas segment	$670	$521	$1,191	$1,220
O&P-EAI segment	70	14	84	161
I&D segment	794	312	1,106	898
APS segment	40	35	75	(192)
Refining segment	(7)	55	48	293
Technology segment	84	118	202	152
Other, including intersegment eliminations	(7)	(8)	(15)	(18)
Total	$1,644	$1,047	$2,691	$2,514

Olefins and Polyolefins-Americas Segment
Overview—EBITDA increased in the second quarter of 2024 compared to the first quarter of 2024, primarily due to improved olefins results. EBITDA decreased in the first six months of 2024 relative to the first six months of 2023 driven by lower polymer margins.
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

We have flexibility to vary the raw material mix and process conditions in our U.S. olefins plants in order to maximize profitability as market prices fluctuate for both feedstocks and products. Although prices of crude-based liquids and natural gas liquids are generally related to crude oil and natural gas prices, during specific periods the relationships among these materials and benchmarks may vary significantly. In the second and first quarter of 2024, and the first six months of 2024 and 2023, approximately 70% to 80% of the raw materials used in our North American crackers was ethane.
The following table sets forth selected financial information for the O&P-Americas segment including (Loss) income from equity investments, which is a component of EBITDA:

	Three Months Ended		Six Months Ended
	June 30,	March 31,	June 30,	June 30,
Millions of dollars	2024	2024	2024	2023
Sales and other operating revenues	$2,926	$2,871	$5,797	$5,535
(Loss) income from equity investments	(1)	9	8	35
EBITDA	670	521	1,191	1,220
Revenue—Revenues for our O&P-Americas segment increased by $55 million, or 2% in the second quarter of 2024 compared to the first quarter of 2024 and by $262 million, or 5%, in the first six months of 2024 compared to the first six months of 2023.
Second quarter of 2024 versus first quarter of 2024—Revenue increased by 5% as a result of higher ethylene average sales prices driven by an increase in demand. Lower co-product sales volumes driven by planned outages led to a 3% decrease in revenue.
First six months of 2024 versus first six months of 2023—Higher average polypropylene sales prices resulted in a 5% increase in revenue.
EBITDA—EBITDA increased by $149 million, or 29%, in the second quarter of 2024 compared to the first quarter of 2024 and decreased by $29 million, or 2%, in the first six months of 2024 compared to the first six months of 2023.
Second quarter of 2024 versus first quarter of 2024—Higher olefins results led to a 21% increase in EBITDA driven equally by higher volumes and margins resulting from the absence of planned and unplanned outages and higher ethylene prices, respectively. Higher polyolefins results led to a 7% increase in EBITDA primarily driven by an increase in margins due to increased polyethylene pricing despite higher ethylene costs and increased polypropylene spreads driven by lower propylene costs.

First six months of 2024 versus first six months of 2023—Lower polyolefins results led to a 6% decrease in EBITDA primarily driven by lower margins reflecting higher monomer costs. EBITDA decreased 2% due to lower income from equity investments reflecting lower polypropylene margins at our joint venture in Mexico. Higher olefins results led to a 9% increase in EBITDA primarily due to higher margins driven by higher average ethylene sales prices and lower feedstock and energy costs.
Olefins and Polyolefins-Europe, Asia, International Segment
Overview—EBITDA increased in the second quarter of 2024 compared to the first quarter of 2024, primarily due to higher olefins margins and improved results from our equity investments. EBITDA decreased in the first six months of 2024 relative to the first six months of 2023 primarily due to losses from equity investments.
Ethylene Raw Materials—In Europe, naphtha is the primary raw material for our ethylene production and represented approximately 60% to 65% of the raw materials used in the second and first quarter of 2024, and in the first six months of 2024 and 2023.
The following table sets forth selected financial information for the O&P-EAI segment including Loss from equity investments, which is a component of EBITDA:

	Three Months Ended		Six Months Ended
	June 30,	March 31,	June 30,	June 30,
Millions of dollars	2024	2024	2024	2023
Sales and other operating revenues	$2,842	$2,745	$5,587	$5,621
Loss from equity investments	(16)	(32)	(48)	(18)
EBITDA	70	14	84	161

Revenue—Revenues increased by $97 million, or 4%, in the second quarter of 2024 compared to the first quarter of 2024 and decreased by $34 million, or 1%, in the first six months of 2024 compared to the first six months of 2023.
Second quarter of 2024 versus first quarter of 2024—Higher average sales prices resulted in a 3% increase in revenue as sales prices generally correlate with crude oil prices, which on average, increased compared to the first quarter of 2024. Higher volumes resulted in a revenue increase of 2% primarily due to an increase in demand. Unfavorable foreign exchange impacts resulted in a revenue decrease of 1%.
First six months of 2024 versus first six months of 2023—Lower average sales prices resulted in a decrease of 2% due to lower polyethylene demand. Higher volumes resulted in an increase of 1% due to the absence of planned and unplanned downtime.

EBITDA—EBITDA increased by $56 million, or 400%, in the second quarter of 2024 compared to the first quarter of 2024 and decreased by $77 million, or 48%, in the first six months of 2024 compared to the first six months of 2023.
Second quarter of 2024 versus first quarter of 2024—Higher olefins results led to a 264% increase in EBITDA primarily driven by higher margins as a result of higher ethylene prices and lower costs of ethylene production driven by an increased use of advantaged feedstocks. Improved results from our equity investments led to an increase in EBITDA of 100% mainly attributable to improved margins at our Asian joint ventures.
First six months of 2024 versus first six months of 2023—Losses from our equity investments led to a decline in EBITDA of 19% primarily driven by the absence of a gain on sale of asset recognized by one of our joint ventures in Europe in the first quarter of 2023.

Intermediates and Derivatives Segment
Overview—EBITDA increased in the second quarter of 2024 compared to the first quarter of 2024, and in the first six months of 2024 compared to the first six months of 2023 primarily due to recognition of a gain on the sale of the EO&D business. Higher volumes for oxyfuels and related products and intermediate chemicals further contributed to the increase in EBITDA in the second quarter of 2024 compared to the first quarter of 2024.
The following table sets forth selected financial information for the I&D segment including Loss from equity investments, which is a component of EBITDA:

	Three Months Ended		Six Months Ended
	June 30,	March 31,	June 30,	June 30,
Millions of dollars	2024	2024	2024	2023
Sales and other operating revenues	$2,795	$2,586	$5,381	$5,344
Loss from equity investments	(2)	(4)	(6)	(11)
EBITDA	794	312	1,106	898

Revenue—Revenues increased by $209 million, or 8%, in the second quarter of 2024 compared to the first quarter of 2024 and by $37 million, or 1%, in the first six months of 2024 compared to the first six months of 2023.
Second quarter of 2024 versus first quarter of 2024—Sales volumes increased due to the absence of unplanned downtime resulting in a 10% increase in revenue. Lower average sales prices resulted in a 2% decrease in revenue driven primarily by MTBE blend premiums reflecting increased market supply.
First six months of 2024 versus first six months of 2023—Sales volumes increased resulting in a 4% increase in revenue due to additional PO/TBA production. Lower average sales prices resulted in a 3% decrease in revenue driven by oxyfuels and related products as a result of lower gasoline crack spreads.
EBITDA—EBITDA increased by $482 million, or 154%, in the second quarter of 2024 compared to the first quarter of 2024 and by $208 million, or 23%, in the first six months of 2024 compared to the first six months of 2023.
Second quarter of 2024 versus first quarter of 2024—In the second quarter of 2024 we recognized a $293 million gain on the sale of our EO&D business which resulted in a 94% increase in EBITDA. Improved oxyfuels and related products results led to an EBITDA increase of 29% as volumes increased due to the absence of unplanned downtime coupled with increased production at our newest PO/TBA asset. Intermediate chemicals results improved, resulting in a 17% increase in EBITDA primarily driven by higher volumes reflecting the absence of unplanned downtime.
First six months of 2024 versus first six months of 2023—EBITDA increased 33% due to the recognition of the gain on sale of the EO&D business in the second quarter of 2023.

Advanced Polymer Solutions Segment
Overview—EBITDA increased in the second quarter of 2024 relative to the first quarter of 2024 primarily due to higher margins. During the first quarter of 2023 we recognized a non-cash goodwill impairment charge of $252 million, no similar charges were recognized during the first six months of 2024.
The following table sets forth selected financial information for the APS segment including Loss from equity investments, which is a component of EBITDA:

	Three Months Ended		Six Months Ended
	June 30,	March 31,	June 30,	June 30,
Millions of dollars	2024	2024	2024	2023
Sales and other operating revenues	$948	$965	$1,913	$1,957
Loss from equity investments	—	—	—	(1)
EBITDA	40	35	75	(192)

Revenue—Revenues decreased by $17 million, or 2%, in the second quarter of 2024 compared to the first quarter of 2024 and by $44 million, or 2%, in the first six months of 2024 compared to the first six months of 2023.
Second quarter of 2024 versus first quarter of 2024—Sales volumes decreased resulting in a 4% decrease in revenue stemming from lower demand. Average sales prices increased resulting in a 2% increase in revenue reflecting favorable product mix.
First six months of 2024 versus first six months of 2023—Average sales prices decreased resulting in a 5% decrease in revenue. Sales volumes increased resulting in a 3% increase in revenue due to increased recycled compounds capacity.
EBITDA—EBITDA increased by $5 million or 14% in the second quarter of 2024 compared to the first quarter of 2024 and by $267 million or 139% in the first six months of 2024 compared to the first six months of 2023.
Second quarter of 2024 versus first quarter of 2024—EBITDA increased by $5 million primarily due to higher margins reflecting higher average sales prices.
First six months of 2024 versus first six months of 2023—During the first quarter of 2023 we recognized a non-cash goodwill impairment charge of $252 million after the effect of moving our Catalloy and polybutene-1 businesses from our APS segment and reintegrating them into our O&P-Americas and O&P-EAI segments. The absence of a similar impairment charge in the first six months of 2024 was the primary driver for the improved EBITDA results.

Refining Segment
Overview—EBITDA decreased in the second quarter of 2024 compared to the first quarter of 2024 and in the first six months of 2024 compared to the first six months of 2023 primarily due to lower margins.

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

	Three Months Ended		Six Months Ended
	June 30,	March 31,	June 30,	June 30,
Millions of dollars	2024	2024	2024	2023
Sales and other operating revenues	$2,345	$2,090	$4,435	$4,649
EBITDA	(7)	55	48	293

Thousands of barrels per day
Heavy crude oil processing rates	250	212	231	236

Market margins, dollars per barrel
Brent - 2-1-1	$17.59	$21.41	$19.50	$27.27
Brent - Maya differential	11.54	12.29	11.92	16.87
Total Maya 2-1-1	$29.13	$33.70	$31.42	$44.14

Revenue—Revenues increased by $255 million, or 12%, in the second quarter of 2024 compared to the first quarter of 2024 and decreased by $214 million, or 5%, in the first six months of 2024 compared to the first six months of 2023.
Second quarter of 2024 versus first quarter of 2024—Higher sales volumes due to the absence of planned and unplanned outages led to an 8% increase in revenue. Higher product prices led to a revenue increase of 4% due to an average Brent crude oil price increase of approximately $3.15 per barrel.
First six months of 2024 versus first six months of 2023—Lower product prices led to a revenue decrease of 4% due to lower average sales prices reflecting lower margins on refined products. Sales volumes decreased resulting in a 1% decrease in revenue due to slightly lower operating rates.
EBITDA—EBITDA decreased by $62 million, or 113%, in the second quarter of 2024 compared to the first quarter of 2024 and by $245 million, or 84%, in the first six months of 2024 compared to the first six months of 2023.
Second quarter of 2024 versus first quarter of 2024—Lower margins resulted in an EBITDA decrease of 178% in the second quarter of 2024 due to a decrease in the Maya 2-1-1 industry crack spread of approximately $4.57 per barrel to $29.13 per barrel and a decrease in byproduct margins partially offset by the impact of commodity hedges. Higher volumes, as a result of the absence of planned and unplanned downtime in the second quarter of 2024, resulted in a 76% increase in EBITDA.
First six months of 2024 versus first six months of 2023—Lower margins resulted in a 114% decrease in EBITDA primarily due to a decrease in the Maya 2-1-1 industry crack spread of approximately $12.72 per barrel to $31.42 per barrel and lower by-product margins. A decrease in costs incurred related to our planned exit from the refining business in the first six months of 2024 compared to the first six months of 2023 resulted in a 33% increase in EBITDA.

Technology Segment
Overview—EBITDA decreased in the second quarter of 2024 compared to the first quarter of 2024 and increased in the first six months of 2024 relative to the first six months of 2023 primarily due to licensing results.
The following table sets forth selected financial information for the Technology segment:

	Three Months Ended		Six Months Ended
	June 30,	March 31,	June 30,	June 30,
Millions of dollars	2024	2024	2024	2023
Sales and other operating revenues	$159	$192	$351	$293
EBITDA	84	118	202	152

Revenue—Revenues decreased by $33 million, or 17%, in the second quarter of 2024 compared to the first quarter of 2024 and increased by $58 million, or 20%, in the first six months of 2024 compared to the first six months of 2023.
Second quarter of 2024 versus first quarter of 2024—Lower licensing revenues resulting from more contracts with lower average values reaching significant contract milestones drove a 13% decrease in revenue. Lower catalyst volumes resulted in a 5% decrease in revenue primarily driven by weaker demand. Unfavorable foreign exchange impacts decreased revenue by 1%. Higher average catalyst sales prices resulted in a 2% increase in revenues.
First six months of 2024 versus first six months of 2023—Higher licensing revenues resulting from more contracts with higher average values reaching significant milestones drove a 15% increase in revenue. Higher catalyst volumes resulted in a 3% increase in revenue primarily driven by higher demand. Higher average catalyst sales prices resulted in a 2% increase in revenues.
EBITDA—EBITDA decreased by $34 million, or 29%, in the second quarter of 2024 compared to the first quarter of 2024 and increased by $50 million, or 33%, in the first six months of 2024 compared to the first six months of 2023.
Second quarter of 2024 versus first quarter of 2024—Licensing results led to a 21% decrease in EBITDA as a result of more contracts with lower average values reaching significant milestones. Lower catalyst volumes resulted in a 7% decrease in EBITDA driven by lower polymer end-use demand.
First six months of 2024 versus first six months of 2023—Licensing results led to a 31% increase in EBITDA as a result of more contracts with higher average values reaching significant milestones.

FINANCIAL CONDITION
Operating, investing and financing activities of continuing operations, which are discussed below, are presented in the following table:

	Six Months Ended June 30,
Millions of dollars	2024	2023
Cash provided by (used in):
Operating activities	$1,234	$1,772
Investing activities	(823)	(742)
Financing activities	(893)	(701)
Operating Activities—Cash provided by operating activities of $1,234 million in the first six months of 2024 primarily reflected earnings adjusted for non-cash items and cash used by the main components of working capital—Accounts receivable, Inventories, and Accounts payable.
In the first six months of 2024, the main components of working capital used $566 million of cash primarily driven by increases in Accounts receivable and Inventories partially offset by an increase in Accounts payable. The increase in Accounts receivable was primarily due to higher volumes sold coupled with timing of receipts. Our I&D and Refining segments built inventory to align with demand. The increase in Accounts payable was primarily driven by timing of payments and higher raw material costs for our Refining segment.
Cash provided by operating activities of $1,772 million in the first six months of 2023 primarily reflected earnings adjusted for non-cash items and cash used by the main components of working capital.
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
Investing Activities—Capital expenditures in the first six months of 2024 totaled $967 million compared to $653 million in the first six months of 2023. During the first six months of 2024 and 2023, approximately 80% and 60% of the expenditures support sustaining maintenance, respectively, with the remaining expenditures supporting profit-generating growth projects. Capital expenditures in the first six months of 2023 included spending for our PO/TBA plant. See Note 12 to the Consolidated Financial Statements for additional information regarding capital expenditures by segment.
In the second quarter of 2024 we sold our EO&D business for $700 million and invested approximately $500 million to acquire a 35% stake in the NATPET joint venture in Saudi Arabia. See Note 12 to the Consolidated Financial Statements for additional information.
Financing Activities—We made dividend payments totaling $846 million and $797 million in the first six months of 2024 and 2023, respectively. Additionally, we made payments of $75 million and $170 million to repurchase outstanding ordinary shares in the first six months of 2024 and 2023, respectively.
In February 2024, we issued $750 million of 5.5% guaranteed notes due 2034. In March 2024, we repaid the $775 million remaining of outstanding principal on our 5.75% senior notes due 2024.
In May 2023, we issued $500 million of 5.625% guaranteed notes due 2033. For additional detail regarding these debt transactions see Note 6 to the Consolidated Financial Statements.

Through the repurchase and issuance of commercial paper instruments under our commercial paper program, we made net repayments of $200 million in the first six months of 2023.
In April 2024, foreign currency contracts with an aggregate notional value of €784 million expired. Upon settlement of these foreign currency contracts, which were designated as cash flow hedges, we paid €784 million ($835 million at the expiry spot rate) to our counterparties and received $849 million from our counterparties.
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
Cash and Liquid Investments
As of June 30, 2024, we had Cash and cash equivalents totaling $2,839 million, which includes $1,768 million in jurisdictions outside of the U.S., the majority of which is held within the European Union and the United Kingdom. There are currently no legal or economic restrictions that would materially impede our transfers of cash.
Credit Arrangements
At June 30, 2024, we had total debt, including current maturities, of $11,190 million. Additionally, we had $169 million of outstanding letters of credit, bank guarantees and surety bonds issued under uncommitted credit facilities.
We had total unused availability under our credit facilities of $4,150 million at June 30, 2024, which included the following:
•$3,250 million under our $3,250 million Senior Revolving Credit Facility, which backs our $2,500 million commercial paper program. Availability under this facility is net of outstanding borrowings, outstanding letters of credit provided under the facility and notes issued under our commercial paper program. At June 30, 2024, we had no outstanding commercial paper and no borrowings or letters of credit outstanding under this facility; and
•$900 million under our $900 million U.S. Receivables Facility. Availability under this facility is subject to a borrowing base of eligible receivables, which is reduced by outstanding borrowings and letters of credit, if any. At June 30, 2024, we had no borrowings or letters of credit outstanding under this facility. In May 2024, we extended the term of the facility to June 2025 in accordance with the terms of the agreement.
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

In July 2024, we amended our credit agreement to increase our senior unsecured revolving credit facility from $3,250 million to $3,750 million and extend the maturity to July 2029.
Share Repurchases
In May 2024, our shareholders approved a proposal to authorize us to repurchase up to 34.0 million ordinary shares, through November 24, 2025, which superseded any prior repurchase authorizations. Our share repurchase authorization does not have a stated dollar amount, and purchases may be made through open market purchases, private market transactions or other structured transactions. Repurchased shares could be retired or used for general corporate purposes, including for various employee benefit and compensation plans. The maximum number of shares that may yet be purchased is not necessarily an indication of the number of shares that will ultimately be purchased. In the first six months of 2024, we purchased approximately 0.8 million shares under our share repurchase authorizations for $75 million.
As of July 31, 2024, we had approximately 33.3 million shares remaining under the current authorization. The timing and amounts of additional shares repurchased, if any, will be determined based on our evaluation of market conditions and other factors, including any additional authorizations approved by our shareholders. For additional information related to our share repurchase authorizations, see Note 10 to the Consolidated Financial Statements.
CURRENT BUSINESS OUTLOOK
In the third quarter of 2024 we expect margins to continue to benefit from low costs for natural gas and natural gas liquids utilized in our North American and Middle East production relative to higher oil-based costs in other regions. With the summer driving season underway, oxyfuels margins are expected to remain above historical levels with high octane premiums. During the third quarter of 2024, we expect to operate our assets in line with market demand with average operating rates of 85% for our O&P-Americas assets, 80% for European O&P-EAI assets and 75% for I&D assets.
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
•the successful outcome of any strategic review of our assets, or our ability to acquire or dispose of product lines or businesses could disrupt our business and harm our financial condition;
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
Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market and regulatory risks is described in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2023. Our exposure to such risks has not changed materially in the six months ended June 30, 2024.

Item 4.    CONTROLS AND PROCEDURES
As of June 30, 2024, with the participation of our management, our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) carried out an evaluation, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Act”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024.
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
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Authorizations	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Authorizations
April 1 - April 30	—	$—	—	33,058,941
May 1 - May 23	—	$—	—	33,058,941
May 24 - May 31	—	$—	—	34,042,250
June 1 - June 30	784,505	$95.62	784,505	33,257,745
Total	784,505	$95.62	784,505	33,257,745
On May 24, 2024, our shareholders approved a share repurchase authorization of up to 34,042,250 shares of our ordinary shares, through November 24, 2025, which superseded any prior repurchase authorizations. The maximum number of shares that may yet be purchased is not necessarily an indication of the number of shares that will ultimately be purchased.
Item 4.    MINE SAFETY DISCLOSURES
Not applicable.
Item 5.    OTHER INFORMATION
During the three months ended June 30, 2024, none of our Section 16 officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6.     EXHIBITS

Exhibit Number	Description

10.1
Sixth Amendment to Receivables Purchase Agreement, dated as of May 29, 2024, among Lyondell Chemical Company, as servicer, LYB Receivables LLC, as seller, the conduit purchasers, related committed purchasers, LC participants and purchaser agents party thereto, the other parties thereto and Mizuho Bank, Ltd., as Administrator and LC Bank (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 30, 2024).

10.2
Third Amended and Restated Credit Agreement, dated July 17, 2024, among LyondellBasell Industries N.V. and LYB Americas Finance Company LLC, as Borrowers, the various institutions from time to time party thereto as Lenders and L/C Issuers, Citibank, N.A., as Administrative Agent, and Wells Fargo Bank, National Association, as Syndication Agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 18, 2024).

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
** Furnished herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LYONDELLBASELL INDUSTRIES N.V.

Date:	August 2, 2024
/s/ Chukwuemeka A. Oyolu
Chukwuemeka A. Oyolu
Senior Vice President,
Chief Accounting Officer and Investor Relations
(Principal Accounting Officer)