Form 10-Q
period 2024-09-30
LyondellBasell Industries N.V.
filed 2024-11-01
CIK 1489393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 324,756,819 ordinary shares, €0.04 par value, outstanding at October 30, 2024 (excluding 15,665,679 treasury shares).

LYONDELLBASELL INDUSTRIES N.V.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars, except earnings per share	2024	2023	2024	2023
Sales and other operating revenues:
Trade	$10,160	$10,477	$30,315	$30,702
Related parties	162	148	490	476
	10,322	10,625	30,805	31,178
Operating costs and expenses:
Cost of sales	9,080	9,177	26,991	26,909
Impairments	5	25	5	277
Selling, general and administrative expenses	404	378	1,237	1,158
Research and development expenses	31	31	96	96
	9,520	9,611	28,329	28,440
Operating income	802	1,014	2,476	2,738
Interest expense	(118)	(125)	(365)	(356)
Interest income	36	37	114	88
Gain on sale of business	—	—	293	—
Other income (expense), net	11	(31)	29	(33)
Income from continuing operations before equity investments and income taxes	731	895	2,547	2,437
(Loss) income from equity investments	(20)	6	(66)	11
Income from continuing operations before income taxes	711	901	2,481	2,448
Provision for income taxes	134	153	505	508
Income from continuing operations	577	748	1,976	1,940
Loss from discontinued operations, net of tax	(4)	(1)	(6)	(4)
Net income	573	747	1,970	1,936
Dividends on redeemable non-controlling interests	(2)	(2)	(5)	(5)
Net income attributable to the Company shareholders	$571	$745	$1,965	$1,931

Earnings per share:
Net income (loss) attributable to the Company shareholders —
Basic
Continuing operations	$1.77	$2.29	$6.04	$5.93
Discontinued operations	(0.01)	—	(0.02)	(0.01)
	$1.76	$2.29	$6.02	$5.92
Diluted
Continuing operations	$1.76	$2.29	$6.02	$5.91
Discontinued operations	(0.01)	—	(0.02)	(0.01)
	$1.75	$2.29	$6.00	$5.90
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2024	2023	2024	2023
Net income	$573	$747	$1,970	$1,936
Other comprehensive income (loss), net of tax –
Financial derivatives	12	17	62	24
Defined benefit pension and other postretirement benefit plans	3	2	10	6
Foreign currency translations	134	(86)	30	(58)
Total other comprehensive income (loss), net of tax	149	(67)	102	(28)
Comprehensive income	722	680	2,072	1,908
Dividends on redeemable non-controlling interests	(2)	(2)	(5)	(5)
Comprehensive income attributable to the Company shareholders	$720	$678	$2,067	$1,903
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED BALANCE SHEETS

Millions of dollars	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$2,621	$3,390
Restricted cash	14	15
Accounts receivable:
Trade, net	3,682	3,356
Related parties	264	151
Inventories	5,261	4,765
Prepaid expenses and other current assets	900	1,475
Total current assets	12,742	13,152
Operating lease assets	1,442	1,529
Property, plant and equipment	25,793	24,906
Less: Accumulated depreciation	(9,928)	(9,359)
Property, plant and equipment, net	15,865	15,547
Equity investments	4,272	3,907
Goodwill	1,633	1,647
Intangible assets, net	599	641
Other assets	710	577
Total assets	$37,263	$37,000
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED BALANCE SHEETS

Millions of dollars, except shares and par value data	September 30, 2024	December 31, 2023
LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY
Current liabilities:
Current maturities of long-term debt	$7	$782
Short-term debt	121	117
Accounts payable:
Trade	3,063	3,354
Related parties	563	461
Accrued and other current liabilities	2,239	2,436
Total current liabilities	5,993	7,150
Long-term debt	11,132	10,333
Operating lease liabilities	1,360	1,409
Other liabilities	2,083	2,164
Deferred income taxes	2,853	2,886
Commitments and contingencies
Redeemable non-controlling interests	114	114
Shareholders’ equity:
Ordinary shares, €0.04 par value, 1,275 million shares authorized, 324,750,428 and 324,483,402 shares outstanding, respectively	19	19
Additional paid-in capital	6,139	6,145
Retained earnings	10,366	9,692
Accumulated other comprehensive loss	(1,374)	(1,476)
Treasury stock, at cost, 15,672,070 and 15,939,096 ordinary shares, respectively	(1,434)	(1,450)
Total Company share of shareholders’ equity	13,716	12,930
Non-controlling interests	12	14
Total equity	13,728	12,944
Total liabilities, redeemable non-controlling interests and equity	$37,263	$37,000
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
Millions of dollars	2024	2023
Cash flows from operating activities:
Net income	$1,970	$1,936
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,133	1,154
Impairments	5	277
Amortization of debt-related costs	9	7
Share-based compensation	71	71
Equity investments—
Equity loss (income)	66	(11)
Distributions of earnings, net of tax	96	109
Deferred income tax (benefit) provision	(79)	48
Gain on sale of business	(293)	—
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(413)	(282)
Inventories	(433)	(196)
Accounts payable	(217)	31
Other, net	(11)	294
Net cash provided by operating activities	1,904	3,438
Cash flows from investing activities:
Expenditures for property, plant and equipment	(1,335)	(1,047)
Acquisition of equity method investments	(539)	(5)
Proceeds from sale of business	700	—
Proceeds from settlement of net investment hedges	463	612
Payments for settlement of net investment hedges	(445)	(550)
Other, net	(150)	(181)
Net cash used in investing activities	$(1,306)	$(1,171)

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
Millions of dollars	2024	2023
Cash flows from financing activities:
Repurchases of Company ordinary shares	$(117)	$(211)
Dividends paid - common stock	(1,283)	(1,204)
Issuance of long-term debt	744	500
Payments of debt issuance costs	(10)	(5)
Repayment of long-term debt	(775)	(425)
Net repayments of commercial paper	—	(200)
Proceeds from settlement of cash flow hedges	882	—
Payments for settlement of cash flow hedges	(835)	—
Other, net	17	—
Net cash used in financing activities	(1,377)	(1,545)
Effect of exchange rate changes on cash	9	(34)
(Decrease) increase in cash and cash equivalents and restricted cash	(770)	688
Cash and cash equivalents and restricted cash at beginning of period	3,405	2,156
Cash and cash equivalents and restricted cash at end of period	$2,635	$2,844

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Company Share of Shareholders’ Equity	Non- Controlling Interests
Millions of dollars	Issued	Treasury
Balance, June 30, 2024	$19	$(1,402)	$6,122	$10,233	$(1,523)	$13,449	$14
Net income	—	—	—	573	—	573	—
Other comprehensive income	—	—	—	—	149	149	—
Share-based compensation	—	10	17	(1)	—	26	—
Dividends - common stock ($1.34 per share)	—	—	—	(437)	—	(437)	—
Dividends - redeemable non-controlling interests ($15.00 per share)	—	—	—	(2)	—	(2)	—
Repurchases of Company ordinary shares	—	(42)	—	—	—	(42)	—
Distributions to non-controlling interests	—	—	—	—	—	—	(2)
Balance, September 30, 2024	$19	$(1,434)	$6,139	$10,366	$(1,374)	$13,716	$12

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Company Share of Shareholders’ Equity	Non- Controlling Interests
Millions of dollars	Issued	Treasury
Balance, June 30, 2023	$19	$(1,446)	$6,111	$9,580	$(1,333)	$12,931	$14
Net income	—	—	—	747	—	747	—
Other comprehensive loss	—	—	—	—	(67)	(67)	—
Share-based compensation	—	23	19	(1)	—	41	—
Dividends - common stock ($1.25 per share)	—	—	—	(407)	—	(407)	—
Dividends - redeemable non-controlling interests ($15.00 per share)	—	—	—	(2)	—	(2)	—
Repurchases of Company ordinary shares	—	(38)	—	—	—	(38)	—
Balance, September 30, 2023	$19	$(1,461)	$6,130	$9,917	$(1,400)	$13,205	$14

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Company Share of Shareholders’ Equity	Non- Controlling Interests
Millions of dollars	Issued	Treasury
Balance, December 31, 2023	$19	$(1,450)	$6,145	$9,692	$(1,476)	$12,930	$14
Net income	—	—	—	1,970	—	1,970	—
Other comprehensive income	—	—	—	—	102	102	—
Share-based compensation	—	133	(6)	(8)	—	119	—
Dividends - common stock ($3.93 per share)	—	—	—	(1,283)	—	(1,283)	—
Dividends - redeemable non-controlling interests ($45.00 per share)	—	—	—	(5)	—	(5)	—
Repurchases of Company ordinary shares	—	(117)	—	—	—	(117)	—
Distributions to non-controlling interests	—	—	—	—	—	—	(2)
Balance, September 30, 2024	$19	$(1,434)	$6,139	$10,366	$(1,374)	$13,716	$12

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Company Share of Shareholders’ Equity	Non- Controlling Interests
Millions of dollars	Issued	Treasury
Balance, December 31, 2022	$19	$(1,346)	$6,119	$9,195	$(1,372)	$12,615	$14
Net income	—	—	—	1,936	—	1,936	—
Other comprehensive loss	—	—	—	—	(28)	(28)	—
Share-based compensation	—	96	11	(5)	—	102	—
Dividends - common stock ($3.69 per share)	—	—	—	(1,204)	—	(1,204)	—
Dividends - redeemable non-controlling interests ($45.00 per share)	—	—	—	(5)	—	(5)	—
Repurchases of Company ordinary shares	—	(211)	—	—	—	(211)	—
Balance, September 30, 2023	$19	$(1,461)	$6,130	$9,917	$(1,400)	$13,205	$14
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
2.    Accounting and Reporting Changes
Recently Adopted Guidance
There were no new Accounting Standard Updates (“ASU”) adopted in the nine months ended September 30, 2024 that had a material impact on the Consolidated Financial Statements.
Accounting Guidance Issued But Not Adopted as of September 30, 2024
Segment Disclosures—In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The guidance improves the disclosures about a public entity’s reportable segments and addresses requests from investors for additional detailed information about a reportable segment’s expenses. The guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The adoption of the ASU will not have a material impact on the Consolidated Financial Statements.
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

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

3.    Revenues
Contract Balances—Contract liabilities were $158 million and $175 million at September 30, 2024 and December 31, 2023, respectively. Revenue recognized in each reporting period that was included in the contract liability balance at the beginning of the period was immaterial.
Disaggregation of Revenues—The following table presents our revenues disaggregated by key products:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2024	2023	2024	2023
Sales and other operating revenues:
Olefins and co-products	$1,042	$868	$2,950	$2,658
Polyethylene	1,948	1,814	5,788	5,750
Polypropylene	1,707	1,347	4,782	4,326
Propylene oxide and derivatives	571	558	1,803	1,737
Oxyfuels and related products	1,373	1,734	3,914	4,269
Intermediate chemicals	664	675	2,120	2,187
Compounding and solutions	892	897	2,795	2,848
Refined products	1,965	2,510	6,120	6,860
Other	160	222	533	543
Total	$10,322	$10,625	$30,805	$31,178
The following table presents our revenues disaggregated by geography, based upon the location of the customer:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2024	2023	2024	2023
Sales and other operating revenues:
United States	$4,926	$5,301	$14,743	$15,185
Germany	609	601	1,932	2,006
China	567	526	1,708	1,573
Mexico	481	439	1,377	1,258
Italy	342	353	1,136	1,075
Japan	378	391	972	1,182
France	284	272	842	838
Poland	231	231	720	693
The Netherlands	188	154	587	627
Other	2,316	2,357	6,788	6,741
Total	$10,322	$10,625	$30,805	$31,178

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

4.    Accounts Receivable
Accounts receivable are reflected in the Consolidated Balance Sheets, net of allowance for credit losses of $4 million and $6 million as of September 30, 2024 and December 31, 2023, respectively.

5.    Inventories
Inventories consisted of the following components:

Millions of dollars	September 30, 2024	December 31, 2023
Finished goods	$3,382	$3,134
Work-in-process	211	182
Raw materials and supplies	1,668	1,449
Total inventories	$5,261	$4,765

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

6.    Debt
Long-term loans, notes and other debt, net of unamortized discount, debt issuance cost and cumulative fair value hedging adjustments, consisted of the following:

Millions of dollars	September 30, 2024	December 31, 2023
Senior Notes due 2024, $1,000 million, 5.75%	$—	$775
Senior Notes due 2055, $1,000 million, 4.625% ($15 million of discount; $10 million of debt issuance cost)	975	975
Guaranteed Notes due 2027, $300 million, 8.1%	300	300
Issued by LYB International Finance B.V.:
Guaranteed Notes due 2043, $750 million, 5.25% ($18 million of discount; $6 million of debt issuance cost)	726	726
Guaranteed Notes due 2044, $1,000 million, 4.875% ($10 million of discount; $8 million of debt issuance cost)	982	982
Issued by LYB International Finance II B.V.:
Guaranteed Notes due 2026, €500 million, 0.875% ($1 million of discount; $1 million of debt issuance cost)	553	542
Guaranteed Notes due 2027, $1,000 million, 3.5% ($2 million of discount; $1 million of debt issuance cost)	588	585
Guaranteed Notes due 2031, €500 million, 1.625% ($4 million of discount; $2 million of debt issuance cost)	552	542
Issued by LYB International Finance III LLC:
Guaranteed Notes due 2025, $500 million, 1.25% ($1 million of debt issuance cost)	486	481
Guaranteed Notes due 2030, $500 million, 3.375% ($1 million of debt issuance cost)	127	124
Guaranteed Notes due 2030, $500 million, 2.25% ($2 million of discount; $3 million of debt issuance cost)	478	474
Guaranteed Notes due 2033, $500 million, 5.625% ($5 million of debt issuance cost)	495	495
Guaranteed Notes due 2034, $750 million, 5.5% ($5 million of discount, $7 million of debt issuance cost)	738	—
Guaranteed Notes due 2040, $750 million, 3.375% ($1 million of discount; $7 million of debt issuance cost)	742	742
Guaranteed Notes due 2049, $1,000 million, 4.2% ($14 million of discount; $10 million of debt issuance cost)	976	976
Guaranteed Notes due 2050, $1,000 million, 4.2% ($6 million of discount; $10 million of debt issuance cost)	981	975
Guaranteed Notes due 2051, $1,000 million, 3.625% ($2 million of discount; $10 million of debt issuance cost)	935	916
Guaranteed Notes due 2060, $500 million, 3.8% ($4 million of discount; $5 million of debt issuance cost)	486	483
Other	19	22
Total	11,139	11,115
Less current maturities	(7)	(782)
Long-term debt	$11,132	$10,333

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Fair value hedging adjustments associated with the fair value hedge accounting of our fixed-for-floating interest rate swaps for the applicable periods are as follows:

	Gains (Losses)				Cumulative Fair Value Hedging Adjustments Included in Carrying Amount of Debt
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
Millions of dollars	2024	2023	2024	2023	2024	2023
Guaranteed Notes due 2025, 1.25%	$(3)	$—	$(4)	$(1)	$5	$9
Guaranteed Notes due 2026, 0.875%	(3)	(1)	(3)	(2)	5	8
Guaranteed Notes due 2027, 3.5%	(6)	4	(2)	7	—	2
Guaranteed Notes due 2030, 3.375%	(6)	3	(3)	3	14	17
Guaranteed Notes due 2030, 2.25%	(6)	4	(3)	3	17	20
Guaranteed Notes due 2031, 1.625%	(3)	2	(1)	1	2	3
Guaranteed Notes due 2050, 4.2%	(3)	(1)	(6)	(2)	3	9
Guaranteed Notes due 2051, 3.625%	(29)	12	(19)	14	53	72
Guaranteed Notes due 2060, 3.8%	(5)	3	(2)	4	5	7
Total	$(64)	$26	$(43)	$27	$104	$147
Fair value adjustments are recognized in Interest expense in the Consolidated Statements of Income.

Long-Term Debt
Senior Revolving Credit Facility—In July 2024, we amended our credit agreement to increase our senior unsecured revolving credit facility (the “Senior Revolving Credit Facility”) from $3,250 million to $3,750 million and extend the maturity to July 2029. Our Senior Revolving Credit Facility may be used for dollar and euro denominated borrowings. The facility also supports our commercial paper program, has a $200 million sub-limit for dollar and euro denominated letters of credit and a $1,000 million uncommitted accordion feature. Borrowings under the facility bear interest at either a base rate, secured overnight financing rate (“SOFR”) or EURIBOR rate, plus an applicable margin. Additional fees are incurred for the average daily unused commitments. At September 30, 2024, we had no borrowings or letters of credit outstanding and $3,750 million of unused availability under this facility.
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
Short-Term Debt
U.S. Receivables Facility—Our U.S. Receivables Facility has a purchase limit of $900 million in addition to a $300 million uncommitted accordion feature. In May 2024, we extended the term of the facility to June 2025. This facility provides liquidity through the sale or contribution of trade receivables by certain of our U.S. subsidiaries to a wholly owned, bankruptcy-remote subsidiary on an ongoing basis and without recourse. We pay variable interest rates on our secured borrowings. Additional fees are incurred for the average daily unused commitments. This facility also provides for the issuance of letters of credit up to $200 million. At September 30, 2024, we had no borrowings or letters of credit outstanding and $900 million unused availability under this facility.
Commercial Paper Program—We have a commercial paper program under which we may issue up to $2,500 million of privately placed, unsecured, short-term promissory notes (“commercial paper”). At September 30, 2024, we had no borrowings of outstanding commercial paper.
Precious Metal Financings—At September 30, 2024 and December 31, 2023, we had $121 million and $117 million, respectively, of Short-term debt related to our precious metal financings.
Weighted Average Interest Rate—At September 30, 2024 and December 31, 2023, our weighted average interest rates on outstanding Short-term debt were 1.2% and 1.9%, respectively.
Additional Information
Debt Compliance—As of September 30, 2024, we are in compliance with our debt covenants.

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
Financial Instruments Measured at Fair Value on a Recurring Basis—The following table summarizes financial instruments outstanding for the periods presented that are measured at fair value on a recurring basis:

	Fair Value
Millions of dollars	September 30, 2024	December 31, 2023	Balance Sheet Classification
Assets–
Derivatives designated as hedges:
Commodities	$—	$1	Prepaid expenses and other current assets
Foreign currency	40	44	Prepaid expenses and other current assets
Foreign currency	20	45	Other assets
Interest rates	27	38	Prepaid expenses and other current assets
Derivatives not designated as hedges:
Commodities	52	98	Prepaid expenses and other current assets
Commodities	3	—	Other assets
Foreign currency	2	3	Prepaid expenses and other current assets
Total	$144	$229

Liabilities–
Derivatives designated as hedges:
Commodities	$52	$109	Accrued and other current liabilities
Commodities	22	33	Other liabilities
Foreign currency	24	40	Accrued and other current liabilities
Foreign currency	38	32	Other liabilities
Interest rates	33	31	Accrued and other current liabilities
Interest rates	120	172	Other liabilities
Derivatives not designated as hedges:
Commodities	27	52	Accrued and other current liabilities
Foreign currency	10	10	Accrued and other current liabilities
Total	$326	$479
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

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Financial Instruments Not Measured at Fair Value on a Recurring Basis—The following table presents the carrying value and estimated fair value of our short-term precious metal financings and long-term debt:

	September 30, 2024		December 31, 2023
Millions of dollars	Carrying Value	Fair Value	Carrying Value	Fair Value
Precious metal financings	$121	$130	$117	$114
Long-term debt	11,120	10,197	10,316	9,225
Total	$11,241	$10,327	$10,433	$9,339
The financial instruments in the table above are classified as Level 2. Our other financial instruments classified within Current assets and Current liabilities have a short maturity and their carrying value approximates fair value.
Derivative Instruments:
Commodity Prices—The following table presents the notional amounts of our outstanding commodity derivative instruments:

	Notional Amount		Unit of Measure	Maturity Date
Millions of units	September 30, 2024	December 31, 2023
Derivatives designated as hedges:
Natural gas	70	72	MMBtu	2024 to 2027
Ethane	16	18	Bbls	2024 to 2026
Power	1	1	MWhs	2024 to 2027
Refined products	—	1	Bbls	2024
Derivatives not designated as hedges:
Crude oil	3	12	Bbls	2024
Ethane	1	—	Bbls	2024
Refined products	11	16	Bbls	2024 to 2026
Precious metals	—	1	Troy Ounces	2024 to 2025
Renewable Identification Numbers	15	59	RINs	2024
Interest Rates—The following table presents the notional amounts of our outstanding interest rate derivative instruments:

	Notional Amount
Millions of dollars	September 30, 2024	December 31, 2023	Maturity Date
Cash flow hedges	$—	$200	2024
Fair value hedges	2,174	2,171	2025 to 2031

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Foreign Currency Rates—The following table presents the notional amounts of our outstanding foreign currency derivative instruments:

	Notional Amount
Millions of dollars	September 30, 2024	December 31, 2023	Maturity Date
Net investment hedges	$3,274	$3,289	2024 to 2030
Cash flow hedges	300	1,150	2027
Not designated	998	555	2024 to 2025
Impact on Earnings and Other Comprehensive Income—The following tables summarize the pre-tax effect of derivative instruments recorded in Accumulated other comprehensive income (“AOCI”), the gains (losses) reclassified from AOCI to earnings and additional gains (losses) recognized directly in earnings:

	Effects of Financial Instruments
	Three Months Ended September 30,
	Balance Sheet				Income Statement
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified to Income from AOCI		Additional Gain (Loss) Recognized in Income		Income Statement
Millions of dollars	2024	2023	2024	2023	2024	2023	Classification
Derivatives designated as hedges:
Commodities	$—	$—	$2	$—	$—	$—	Sales and other operating revenues
Commodities	(22)	(24)	34	6	—	—	Cost of sales
Foreign currency	(143)	83	13	(27)	15	18	Interest expense
Interest rates	—	39	1	1	45	(47)	Interest expense
Derivatives not designated as hedges:
Commodities	—	—	—	—	53	10	Sales and other operating revenues
Commodities	—	—	—	—	(41)	(34)	Cost of sales
Foreign currency	—	—	—	—	(39)	5	Other income (expense), net
Total	$(165)	$98	$50	$(20)	$33	$(48)

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Effects of Financial Instruments
	Nine Months Ended September 30,
	Balance Sheet				Income Statement
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified to Income from AOCI		Additional Gain (Loss) Recognized in Income		Income Statement
Millions of dollars	2024	2023	2024	2023	2024	2023	Classification
Derivatives designated as hedges:
Commodities	$(3)	$—	$4	$—	$—	$—	Sales and other operating revenues
Commodities	(39)	(32)	107	25	—	—	Cost of sales
Foreign currency	(23)	20	(14)	(13)	50	56	Interest expense
Interest rates	11	37	3	4	(16)	(77)	Interest expense
Derivatives not designated as hedges:
Commodities	—	—	—	—	(16)	(24)	Sales and other operating revenues
Commodities	—	—	—	—	36	(7)	Cost of sales
Foreign currency	—	—	—	—	(15)	(19)	Other income (expense), net
Total	$(54)	$25	$100	$16	$39	$(71)

As of September 30, 2024, on a pre-tax basis, $4 million is scheduled to be reclassified from AOCI as an increase to Interest expense over the next twelve months.
Other Financial Instruments:
Cash and Cash Equivalents—At September 30, 2024 and December 31, 2023, we had marketable securities classified as Cash and cash equivalents of $1,710 million and $2,432 million, respectively.
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

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Our effective income tax rate for the third quarter of 2024 was 18.8% compared to 17.0% for the third quarter of 2023. The higher effective income tax rate for the third quarter of 2024 was primarily due to fluctuations in foreign exchange gains or losses of 5.1%, partially offset by an increase in exempt income and changes in return to accrual adjustments that decreased the effective tax rate by 1.6% and 1.5%, respectively.
Our effective income tax rate for the first nine months of 2024 was 20.4% compared to 20.8% for the first nine months of 2023. The lower effective income tax rate for the first nine months of 2024 was primarily due to the first quarter 2023 goodwill impairment, for which there was no tax benefit and an audit settlement during the second quarter 2023 of 1.7% and 1.6%, respectively. These decreases were partially offset by a 2.3% increase in our effective income tax rate due to a decrease in exempt income.
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
Environmental Remediation—Accrued liabilities for future environmental remediation costs at current and former plant sites and other remediation sites totaled $143 million and $124 million as of September 30, 2024 and December 31, 2023, respectively. At September 30, 2024, the accrued liabilities for individual sites range from less than $1 million to $41 million. The remediation expenditures are expected to occur over a number of years and are not concentrated in any single year. In our opinion, it is reasonably possible that losses in excess of the liabilities recorded may have been incurred. However, we cannot estimate any amount or range of such possible additional losses. New information about sites, new technology or future developments, such as involvement in investigations by regulatory agencies, could require us to reassess our potential exposure related to environmental matters.

Indemnification—We are parties to various indemnification arrangements, including arrangements entered into in connection with acquisitions, divestitures and the formation and dissolution of joint ventures. Pursuant to these arrangements, we provide indemnification to and/or receive indemnification from other parties in connection with liabilities that may arise in connection with the transactions and in connection with activities prior to completion of the transactions. These indemnification arrangements typically include provisions pertaining to third-party claims relating to environmental and tax matters and various types of litigation. As of September 30, 2024, we had not accrued any significant amounts for our indemnification obligations, and we are not aware of other circumstances that would likely lead to significant future indemnification obligations. We cannot determine with certainty the potential amount of future payments under the indemnification arrangements until events arise that would trigger a liability under the arrangements.
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
Based on consideration of all relevant facts and circumstances, we do not believe the ultimate outcome of any currently pending lawsuit or claim against us will have a material adverse effect upon our operations, financial condition or Consolidated Financial Statements.
10.    Shareholders’ Equity and Redeemable Non-controlling Interests
Shareholders’ Equity
Dividend Distributions—The following table summarizes the quarterly dividends paid in the period presented:

Millions of dollars, except per share amounts	Dividend Per Ordinary Share	Aggregate Dividends Paid	Date of Record
March 2024	$1.25	$408	March 4, 2024
June 2024	1.34	438	June 3, 2024
September 2024	1.34	437	August 26, 2024
	$3.93	$1,283
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
The following table summarizes our share repurchase activity for the periods presented:

Millions of dollars, except shares and per share amounts	Shares Repurchased	Average Purchase Price	Total Purchase Price, Including Commissions and Fees
For the nine months ended September 30, 2024:
2024 Share Repurchase Authorization	1,222,170	$95.91	$117

For the nine months ended September 30, 2023:
2022 Share Repurchase Authorization	1,365,898	$88.98	$122
2023 Share Repurchase Authorization	983,309	90.99	89
	2,349,207	$89.82	$211
Total cash paid for share repurchases for the nine months ended September 30, 2024 and 2023 was $117 million and $211 million, respectively. Cash payments made during the reporting period may differ from the total purchase price, including commissions and fees, due to the timing of payments.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Ordinary Shares—The changes in the outstanding amounts of ordinary shares are as follows:

	Nine Months Ended September 30,
	2024	2023
Ordinary shares outstanding:
Beginning balance	324,483,402	325,723,567
Share-based compensation	1,230,284	746,727
Employee stock purchase plan	258,912	238,209
Purchase of ordinary shares	(1,222,170)	(2,349,207)
Ending balance	324,750,428	324,359,296
Treasury Shares—The changes in the amounts of treasury shares held by the Company are as follows:

	Nine Months Ended September 30,
	2024	2023
Ordinary shares held as treasury shares:
Beginning balance	15,939,096	14,698,931
Share-based compensation	(1,230,284)	(746,727)
Employee stock purchase plan	(258,912)	(238,209)
Purchase of ordinary shares	1,222,170	2,349,207
Ending balance	15,672,070	16,063,202
Accumulated Other Comprehensive Loss—The components of, and after-tax changes in, Accumulated other comprehensive loss as of and for the nine months ended September 30, 2024 and 2023 are presented in the following tables:

Millions of dollars	Financial Derivatives	Defined Benefit Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustments	Total
Balance – December 31, 2023	$(226)	$(279)	$(971)	$(1,476)
Other comprehensive (loss) income before reclassifications	(17)	—	20	3
Tax benefit before reclassifications	4	—	10	14
Amounts reclassified from accumulated other comprehensive loss	100	13	—	113
Tax expense	(25)	(3)	—	(28)
Net other comprehensive income	62	10	30	102
Balance – September 30, 2024	$(164)	$(269)	$(941)	$(1,374)

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Millions of dollars	Financial Derivatives	Defined Benefit Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustments	Total
Balance – December 31, 2022	$(146)	$(182)	$(1,044)	$(1,372)
Other comprehensive income (loss) before reclassifications	13	—	(54)	(41)
Tax expense before reclassifications	(2)	—	(4)	(6)
Amounts reclassified from accumulated other comprehensive loss	16	8	—	24
Tax expense	(3)	(2)	—	(5)
Net other comprehensive income (loss)	24	6	(58)	(28)
Balance – September 30, 2023	$(122)	$(176)	$(1,102)	$(1,400)
The amounts reclassified out of each component of Accumulated other comprehensive loss are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item on the Consolidated Statements of Income
Millions of dollars	2024	2023	2024	2023
Reclassification adjustments for:
Financial derivatives:
Commodities	$2	$—	$4	$—	Sales and other operating revenues
Commodities	34	6	107	25	Cost of sales
Foreign currency	13	(27)	(14)	(13)	Interest expense
Interest rates	1	1	3	4	Interest expense
Income tax (expense) benefit	(13)	6	(25)	(3)	Provision for income taxes
Financial derivatives, net of tax	37	(14)	75	13

Amortization of defined pension items:
Actuarial loss	4	3	2	6	Other income (expense), net
Prior service cost	1	—	11	2	Other income (expense), net
Income tax expense	(2)	(1)	(3)	(2)	Provision for income taxes
Defined pension items, net of tax	3	2	10	6

Total reclassifications, before tax	55	(17)	113	24
Income tax (expense) benefit	(15)	5	(28)	(5)	Provision for income taxes
Total reclassifications, after tax	$40	$(12)	$85	$19	Amount included in net income

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Redeemable Non-controlling Interests
Our redeemable non-controlling interests relate to shares of cumulative perpetual special stock (“redeemable non-controlling interest stock”) issued by a consolidated subsidiary. As of September 30, 2024 and December 31, 2023, we had 113,053 and 113,075 shares of redeemable non-controlling interest stock outstanding, respectively. These shares may be redeemed at any time at the discretion of the holders.
In February, May and August 2024, we paid cash dividends of $15.00 per share to our redeemable non-controlling interest shareholders of record as of January 15, 2024, April 15, 2024 and July 15, 2024. These dividends totaled $5 million for each of the nine months ended September 30, 2024 and 2023.
11.    Per Share Data
Basic earnings per share is based upon the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share includes the effect of certain stock options and other equity-based compensation awards. Our unvested restricted stock units contain non-forfeitable rights to dividend equivalents and are considered participating securities. We compute basic and diluted earnings per share under the two-class method.
Earnings per share data is as follows:

	Three Months Ended September 30,
	2024		2023
Millions of dollars	Continuing Operations	Discontinued Operations	Continuing Operations	Discontinued Operations
Net income (loss)	$577	$(4)	$748	$(1)
Dividends on redeemable non-controlling interests	(2)	—	(2)	—
Net income attributable to participating securities	(1)	—	(2)	—
Net income (loss) attributable to ordinary shareholders – basic and diluted	$574	$(4)	$744	$(1)

Millions of shares, except per share amounts
Basic weighted average common stock outstanding	325	325	324	324
Effect of dilutive securities	1	1	1	1
Potential dilutive shares	326	326	325	325

Earnings per share:
Basic	$1.77	$(0.01)	$2.29	$—
Diluted	$1.76	$(0.01)	$2.29	$—

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Nine Months Ended September 30,
	2024		2023
Millions of dollars	Continuing Operations	Discontinued Operations	Continuing Operations	Discontinued Operations
Net income (loss)	$1,976	$(6)	$1,940	$(4)
Dividends on redeemable non-controlling interests	(5)	—	(5)	—
Net income attributable to participating securities	(7)	—	(7)	—
Net income (loss) attributable to ordinary shareholders – basic and diluted	$1,964	$(6)	$1,928	$(4)

Millions of shares, except per share amounts
Basic weighted average common stock outstanding	325	325	325	325
Effect of dilutive securities	1	1	1	1
Potential dilutive shares	326	326	326	326

Earnings per share:
Basic	$6.04	$(0.02)	$5.93	$(0.01)
Diluted	$6.02	$(0.02)	$5.91	$(0.01)
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
•Intermediates and Derivatives (“I&D”). Our I&D segment produces and markets propylene oxide and its derivatives; oxyfuels and related products; and intermediate chemicals such as styrene monomer and acetyls.
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
Summarized financial information concerning reportable segments is shown in the following tables for the periods presented:

	Three Months Ended September 30, 2024
Millions of dollars	O&P– Americas	O&P– EAI	I&D	APS	Refining	Technology	Other	Total
Sales and other operating revenues:
Customers	$2,065	$2,643	$2,633	$892	$1,965	$124	$—	$10,322
Intersegment	917	166	53	4	89	22	(1,251)	—
	2,982	2,809	2,686	896	2,054	146	(1,251)	10,322
Income (loss) from equity investments	4	(17)	(7)	—	—	—	—	(20)
EBITDA	758	81	317	19	(60)	69	(10)	1,174
Impairments	—	3	2	—	—	—	—	5
Capital expenditures	119	139	62	22	—	26	—	368

	Three Months Ended September 30, 2023
Millions of dollars	O&P– Americas	O&P– EAI	I&D	APS	Refining	Technology	Other	Total
Sales and other operating revenues:
Customers	$1,717	$2,324	$2,985	$897	$2,510	$192	$—	$10,625
Intersegment	1,164	122	96	2	155	26	(1,565)	—
	2,881	2,446	3,081	899	2,665	218	(1,565)	10,625
Income (loss) from equity investments	6	(3)	3	—	—	—	—	6
EBITDA	479	(45)	708	18	76	146	(26)	1,356
Impairments	25	—	—	—	—	—	—	25
Capital expenditures	156	67	120	18	10	18	5	394

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Nine Months Ended September 30, 2024
Millions of dollars	O&P- Americas	O&P- EAI	I&D	APS	Refining	Technology	Other	Total
Sales and other operating revenues:
Customers	$5,686	$7,864	$7,911	$2,795	$6,120	$429	$—	$30,805
Intersegment	3,093	532	156	14	369	68	(4,232)	—
	8,779	8,396	8,067	2,809	6,489	497	(4,232)	30,805
Income (loss) from equity investments	12	(65)	(13)	—	—	—	—	(66)
EBITDA	1,949	165	1,423	94	(12)	271	(25)	3,865
Impairments	—	3	2	—	—	—	—	5
Gain on sale of business	—	—	293	—	—	—	—	293
Capital expenditures	474	333	354	70	31	70	3	1,335

	Nine Months Ended September 30, 2023
Millions of dollars	O&P– Americas	O&P– EAI	I&D	APS	Refining	Technology	Other	Total
Sales and other operating revenues:
Customers	$5,200	$7,569	$8,255	$2,848	$6,860	$446	$—	$31,178
Intersegment	3,216	498	170	8	454	65	(4,411)	—
	8,416	8,067	8,425	2,856	7,314	511	(4,411)	31,178
Income (loss) from equity investments	41	(21)	(8)	(1)	—	—	—	11
EBITDA	1,699	116	1,606	(174)	369	298	(44)	3,870
Impairments	25	—	—	252	—	—	—	277
Capital expenditures	340	186	403	49	12	50	7	1,047

Disposition of Ethylene Oxide & Derivatives (“EO&D”) Business—In May 2024, we sold our U.S. Gulf Coast-based EO&D business along with the production facilities located in Bayport, TX. The EO&D business was included in our I&D segment. In connection with the sale, we received cash proceeds of $700 million and recognized a pre-tax gain of $293 million, subject to customary post-closing adjustments.
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

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Houston Refinery Operations—We estimate that the total amount of costs we will incur for the planned exit from the refinery business will range from $610 million to $980 million, varying largely due to our estimate of asset retirement obligations.
Costs incurred for the planned exit from the refinery business are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative September 30,
Millions of dollars	2024	2023	2024	2023	2024
Accelerated lease amortization costs	$10	$11	$28	$100	$229
Personnel costs	7	16	23	59	163
Asset retirement obligation accretion	2	2	6	6	17
Asset retirement cost depreciation	20	20	60	119	229
Other charges	18	—	18	—	18
Refinery exit costs	$57	$49	$135	$284	$656
In subsequent periods, we expect to incur additional costs primarily consisting of accelerated amortization of operating lease assets of $10 million to $30 million, personnel costs of $10 million to $40 million and other charges of $20 million to $40 million.
In connection with the planned exit from the refinery business, we recorded liabilities for asset retirement obligations of $264 million as of September 30, 2024. We estimate that the Houston refinery’s asset retirement obligations are in the range of $160 million to $450 million.
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
A reconciliation of EBITDA to Income from continuing operations before income taxes is shown in the following table for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2024	2023	2024	2023
EBITDA:
Total segment EBITDA	$1,184	$1,382	$3,890	$3,914
Other EBITDA	(10)	(26)	(25)	(44)
Less:
Depreciation and amortization expense	(381)	(367)	(1,133)	(1,154)
Interest expense	(118)	(125)	(365)	(356)
Add:
Interest income	36	37	114	88
Income from continuing operations before income taxes	$711	$901	$2,481	$2,448

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
OVERVIEW

Results for the third quarter of 2024 declined compared to the second quarter of 2024. In our Olefins and Polyolefins-Americas (“O&P-Americas”) segment, integrated polyethylene margins increased, driven by favorable ethane and natural gas costs coupled with higher polyethylene prices. Our third quarter volumes benefited from high cracker operating rates that captured improved margins on ethylene sales. In our Olefins and Polyolefins-Europe, Asia, International (“O&P-EAI”) segment, integrated polyethylene margins expanded due to lower feedstock costs and stable polyolefins prices. Margins for our Intermediates and Derivatives (“I&D”) and Refining segments fell due to lower crude oil prices and gasoline crack spreads.
Results for the first nine months of 2024 remained relatively flat compared to the first nine months of 2023. Our Refining segment results decreased as a result of decreases in the Maya 2-1-1 industry crack spread. Our I&D segment results decreased due to lower gasoline crack spreads which impacted our oxyfuels business partially offset by the gain on the sale of the Ethylene Oxide & Derivatives (“EO&D”) business. These decreases were offset by improvement in our Advanced Polymer Solutions (“APS”) segment results driven primarily by the absence of a non-cash goodwill impairment recognized in the first quarter of 2023. Additionally, improvements in our O&P-Americas and O&P-EAI segments were driven by higher olefins margins driven by higher ethylene prices coupled with lower costs.
During the second quarter of 2024, we announced a strategic review of some of our European assets to position the company for a more sustainable and circular future by strengthening profitability and competitive advantage in the region.
We remain committed to our balanced and disciplined capital allocation strategy. During the first nine months of 2024 we generated $1,904 million in cash from operating activities, invested $1,335 million in capital expenditures and returned $1,400 million to shareholders through dividend payments and share repurchases.

Results of operations for the periods discussed are presented in the table below:

	Three Months Ended		Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
Millions of dollars	2024	2024	2024	2023
Sales and other operating revenues	$10,322	$10,558	$30,805	$31,178
Cost of sales	9,080	9,148	26,991	26,909
Impairments	5	—	5	277
Selling, general and administrative expenses	404	407	1,237	1,158
Research and development expenses	31	33	96	96
Operating income	802	970	2,476	2,738
Interest expense	(118)	(120)	(365)	(356)
Interest income	36	37	114	88
Gain on sale of business	—	293	293	—
Other income (expense), net	11	13	29	(33)
(Loss) income from equity investments	(20)	(19)	(66)	11
Income from continuing operations before income taxes	711	1,174	2,481	2,448
Provision for income taxes	134	249	505	508
Income from continuing operations	577	925	1,976	1,940
Loss from discontinued operations, net of tax	(4)	(1)	(6)	(4)
Net income	573	924	1,970	1,936
Other comprehensive income (loss), net of tax –
Financial derivatives	12	49	62	24
Defined benefit pension and other postretirement benefit plans	3	4	10	6
Foreign currency translations	134	(44)	30	(58)
Total other comprehensive income (loss), net of tax	149	9	102	(28)
Comprehensive income	$722	$933	$2,072	$1,908

RESULTS OF OPERATIONS
Revenues—Revenues decreased by $236 million, or 2%, in the third quarter of 2024 compared to the second quarter of 2024. Lower volumes, driven by lower demand and unplanned downtime in our refining segment, resulted in a 2% decrease in revenues. Lower average sales prices for many of our products resulted in a 1% decrease in revenues. Favorable foreign exchange impact resulted in a 1% increase in revenues.
Revenues decreased by $373 million or 1% in the first nine months of 2024 compared to the first nine months of 2023 due to lower sales volumes.
Cost of Sales—Cost of sales decreased by $68 million, or 1%, in the third quarter of 2024 compared to the second quarter of 2024 and increased by $82 million, or less than 1%, in the first nine months of 2024 compared to the first nine months of 2023, primarily driven by feedstock and energy costs, including the impact of our commodity hedges.
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
SG&A Expenses—Selling, general and administrative (“SG&A”) expenses remained relatively unchanged in the third quarter of 2024 compared to the second quarter of 2024 and increased by $79 million, or 7%, in the first nine months of 2024 compared to the first nine months of 2023, primarily attributable to an increase in employee-related expenses.
Operating Income—Operating income decreased by $168 million, or 17%, in the third quarter of 2024 compared to the second quarter of 2024. Operating income in our I&D, Refining, APS and Technology segments decreased by $182 million, $35 million, $20 million and $13 million, respectively. These decreases were partially offset by increases in our O&P-Americas and O&P-EAI segments of $77 million and $9 million, respectively.
Operating income decreased by $262 million, or 10%, in the first nine months of 2024 compared to the first nine months of 2023. Operating income in our I&D, Refining, and Technology segments decreased by $478 million, $359 million and $25 million, respectively. These decreases were partially offset by increases in our APS, O&P-Americas and O&P-EAI segments of $267 million, $250 million and $78 million, respectively.
Results for each of our business segments are discussed further in the “Segment Analysis” section below.
Gain on Sale of Business—In the second quarter of 2024, we completed the sale of our EO&D business and associated production facilities located in Bayport, Texas and recognized a pre-tax gain of $293 million. See Note 12 to the Consolidated Financial Statements for additional information.
(Loss) Income from Equity Investments—Loss from equity investments remained relatively unchanged in the third quarter of 2024 compared to the second quarter of 2024.
Income from equity investments decreased by $77 million or 700% in the first nine months of 2024 compared to the first nine months of 2023. Approximately 60% of the decrease was driven by changes in our O&P-EAI segment, including the impact of a one-time gain on sale of an asset recognized by one of our European joint ventures in the first quarter of 2023. The remaining change was primarily driven by lower polypropylene margins at our Mexican joint venture in our O&P-Americas segment.

Income Taxes—Our effective income tax rate for the third quarter of 2024 was 18.8% compared to 21.2% for the second quarter of 2024. In the third quarter of 2024, the impact of changes in pre-tax income in countries with varying statutory tax rates, changes in return to accrual adjustments, and an increase in exempt income decreased our effective income tax rate by 2.8%, 2.8%, and 1.2%, respectively. These decreases were partially offset by fluctuations in foreign exchange gains or losses that increased our effective income tax rate by 4.3%.
Our effective income tax rate for the first nine months of 2024 was 20.4% compared to 20.8% for the first nine months of 2023. The lower effective income tax rate for the first nine months of 2024 was primarily due to the first quarter 2023 goodwill impairment, for which there was no tax benefit, and an audit settlement during the second quarter 2023 of 1.7% and 1.6%, respectively. These decreases were partially offset by a 2.3% increase in our effective income tax rate due to a decrease in exempt income.
Comprehensive Income—Comprehensive income decreased by $211 million in the third quarter of 2024 compared to the second quarter of 2024, primarily due to the decrease in Net income. Comprehensive income increased by $164 million in the first nine months of 2024 compared to the first nine months of 2023, primarily due to the net favorable impacts of unrealized changes in foreign currency translation adjustments. The components of Other comprehensive income (loss) are discussed below.
Financial derivatives designated as cash flow hedges, primarily our commodity swaps, led to a decrease in Comprehensive income of $37 million and an increase of $38 million in the third quarter of 2024 compared to the second quarter of 2024 and in the first nine months of 2024 compared to the first nine months of 2023, respectively, reflecting commodity price volatility.
Defined pension and postretirement benefit plans remained relatively unchanged in the third quarter of 2024 compared to the second quarter of 2024 and in the first nine months of 2024 compared to the first nine months of 2023.
Foreign currency translations increased by $178 million and $88 million in the third quarter of 2024 compared to the second quarter of 2024 and in the first nine months of 2024 compared to the first nine months of 2023, respectively, primarily due to the weakening of the U.S. dollar relative to the euro, partially offset by the effective portion of our net investment hedges.

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
The following table presents the reconciliation of Net Income to EBITDA for each of the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
Millions of dollars	2024	2024	2024	2023
Net income	$573	$924	$1,970	$1,936
Loss from discontinued operations, net of tax	4	1	6	4
Income from continuing operations	577	925	1,976	1,940
Provision for income taxes	134	249	505	508
Depreciation and amortization	381	387	1,133	1,154
Interest expense, net	82	83	251	268
EBITDA	$1,174	$1,644	$3,865	$3,870

Our continuing operations are managed through six reportable segments: O&P-Americas, O&P-EAI, I&D, APS, Refining and Technology. Revenues and other information by segment for the periods presented are reflected in the tables below:

	Three Months Ended		Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
Millions of dollars	2024	2024	2024	2023
Sales and other operating revenues:
O&P-Americas segment	$2,982	$2,926	$8,779	$8,416
O&P-EAI segment	2,809	2,842	8,396	8,067
I&D segment	2,686	2,795	8,067	8,425
APS segment	896	948	2,809	2,856
Refining segment	2,054	2,345	6,489	7,314
Technology segment	146	159	497	511
Other, including intersegment eliminations	(1,251)	(1,457)	(4,232)	(4,411)
Total	$10,322	$10,558	$30,805	$31,178
Operating income (loss):
O&P-Americas segment	$596	$519	$1,471	$1,221
O&P-EAI segment	39	30	58	(20)
I&D segment	210	392	814	1,292
APS segment	(5)	15	23	(244)
Refining segment	(92)	(57)	(125)	234
Technology segment	59	72	240	265
Other, including intersegment eliminations	(5)	(1)	(5)	(10)
Total	$802	$970	$2,476	$2,738

	Three Months Ended		Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
Millions of dollars	2024	2024	2024	2023
Depreciation and amortization:
O&P-Americas segment	$157	$152	$460	$435
O&P-EAI segment	56	54	162	148
I&D segment	101	103	304	333
APS segment	22	22	64	70
Refining segment	35	46	112	135
Technology segment	10	10	31	33
Total	$381	$387	$1,133	$1,154

(Loss) income from equity investments:
O&P-Americas segment	$4	$(1)	$12	$41
O&P-EAI segment	(17)	(16)	(65)	(21)
I&D segment	(7)	(2)	(13)	(8)
APS segment	—	—	—	(1)
Total	$(20)	$(19)	$(66)	$11
Gain on sale of business:
I&D segment	$—	$293	$293	$—
Total	$—	$293	$293	$—
Other income (expense), net:
O&P-Americas segment	$1	$—	$6	$2
O&P-EAI segment	3	2	10	9
I&D segment	13	8	25	(11)
APS segment	2	3	7	1
Refining segment	(3)	4	1	—
Technology segment	—	2	—	—
Other, including intersegment eliminations	(5)	(6)	(20)	(34)
Total	$11	$13	$29	$(33)
EBITDA:
O&P-Americas segment	$758	$670	$1,949	$1,699
O&P-EAI segment	81	70	165	116
I&D segment	317	794	1,423	1,606
APS segment	19	40	94	(174)
Refining segment	(60)	(7)	(12)	369
Technology segment	69	84	271	298
Other, including intersegment eliminations	(10)	(7)	(25)	(44)
Total	$1,174	$1,644	$3,865	$3,870

Olefins and Polyolefins-Americas Segment
Overview—EBITDA increased in the third quarter of 2024 compared to the second quarter of 2024, and in the first nine months of 2024 relative to the first nine months of 2023, primarily due to improved olefins margins.
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

We have flexibility to vary the raw material mix and process conditions in our U.S. olefins plants in order to maximize profitability as market prices fluctuate for both feedstocks and products. Although prices of crude-based liquids and natural gas liquids are generally related to crude oil and natural gas prices, during specific periods the relationships among these materials and benchmarks may vary significantly. In the third and second quarter of 2024, and the first nine months of 2024 and 2023, approximately 75% of the raw materials used in our North American crackers was ethane.
The following table sets forth selected financial information for the O&P-Americas segment including Income (loss) from equity investments, which is a component of EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
Millions of dollars	2024	2024	2024	2023
Sales and other operating revenues	$2,982	$2,926	$8,779	$8,416
Income (loss) from equity investments	4	(1)	12	41
EBITDA	758	670	1,949	1,699
Revenue—Revenues for our O&P-Americas segment increased by $56 million, or 2% in the third quarter of 2024 compared to the second quarter of 2024 and by $363 million, or 4%, in the first nine months of 2024 compared to the first nine months of 2023.

Third quarter of 2024 versus second quarter of 2024—Revenue increased by 1% as a result of higher average sales prices driven by a decline in olefins supply in the industry. Higher sales volumes, driven by improved operating rates, contributed to a 1% increase in revenue.
First nine months of 2024 versus first nine months of 2023—Higher propylene and polypropylene average sales prices resulted in a 7% increase in revenue. Lower volumes driven by lower cracker operating rates resulted in a 3% decrease in revenue.
EBITDA—EBITDA increased by $88 million, or 13%, in the third quarter of 2024 compared to the second quarter of 2024 and by $250 million, or 15%, in the first nine months of 2024 compared to the first nine months of 2023.
Third quarter of 2024 versus second quarter of 2024—Higher olefins results led to a 22% increase in EBITDA driven by higher margins resulting from higher ethylene average sales prices due to industry cracker downtime and lower ethane feedstock cost. Lower polymer results led to a 7% decrease in EBITDA primarily due to lower margins reflecting higher monomer cost.
First nine months of 2024 versus first nine months of 2023—Higher olefins results led to a 23% increase in EBITDA driven by higher margins reflecting higher ethylene average sales prices and lower feedstock and energy costs. Lower polyolefins results led to a 5% decrease in EBITDA primarily driven by lower margins reflecting higher monomer costs. EBITDA decreased 2% due to lower income from equity investments reflecting lower polypropylene margins at our joint venture in Mexico.

Olefins and Polyolefins-Europe, Asia, International Segment
Overview—EBITDA increased in the third quarter of 2024 compared to the second quarter of 2024, and in the first nine months of 2024 relative to the first nine months of 2023, primarily due to margin improvements.
Ethylene Raw Materials—In Europe, naphtha is the primary raw material for our ethylene production and represented approximately 55% to 65% of the raw materials used in the third and second quarter of 2024, and in the first nine months of 2024 and 2023.
The following table sets forth selected financial information for the O&P-EAI segment including Loss from equity investments, which is a component of EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
Millions of dollars	2024	2024	2024	2023
Sales and other operating revenues	$2,809	$2,842	$8,396	$8,067
Loss from equity investments	(17)	(16)	(65)	(21)
EBITDA	81	70	165	116

Revenue—Revenues decreased by $33 million, or 1%, in the third quarter of 2024 compared to the second quarter of 2024 and increased by $329 million, or 4%, in the first nine months of 2024 compared to the first nine months of 2023.
Third quarter of 2024 versus second quarter of 2024—Lower volumes resulted in a revenue decrease of 2% primarily due to a decrease in demand. Lower average sales prices resulted in a 1% decrease as sales prices generally correlate with crude oil prices, which on average, decreased compared to the second quarter of 2024. Favorable foreign exchange impacts resulted in a revenue increase of 2%.
First nine months of 2024 versus first nine months of 2023—Higher average sales prices resulted in an increase of 2% due to increased demand. Higher volumes resulted in an increase of 2% due to higher demand.
EBITDA—EBITDA increased by $11 million, or 16%, in the third quarter of 2024 compared to the second quarter of 2024 and by $49 million, or 42%, in the first nine months of 2024 compared to the first nine months of 2023.
Third quarter of 2024 versus second quarter of 2024—EBITDA improved largely due to higher polyolefins results which were driven by moderately higher margins.
First nine months of 2024 versus first nine months of 2023—Higher polyolefins results led to a 73% increase in EBITDA primarily driven by higher margins as a result of higher average sales prices and lower energy costs. Improved olefins results resulted in a 21% increase in EBITDA primarily driven by higher margins as a result of higher ethylene prices and lower costs of ethylene production reflecting an increased use of advantaged feedstocks. Losses from our equity investments led to a decline in EBITDA of 40% driven by lower results from our Saudi Arabian and Asian joint ventures combined with the absence of a gain on sale of asset recognized by one of our joint ventures in Europe in the first quarter of 2023.

Intermediates and Derivatives Segment
Overview—EBITDA decreased in the third quarter of 2024 compared to the second quarter of 2024, primarily due to the absence of the gain on the sale of the EO&D business recognized in the second quarter of 2024. EBITDA decreased in the first nine months of 2024 compared to the first nine months of 2023 primarily due to lower margins for oxyfuels and related products, partially offset by the recognition of a gain on the sale of the EO&D business in the second quarter of 2024.
The following table sets forth selected financial information for the I&D segment including Loss from equity investments, which is a component of EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
Millions of dollars	2024	2024	2024	2023
Sales and other operating revenues	$2,686	$2,795	$8,067	$8,425
Loss from equity investments	(7)	(2)	(13)	(8)
EBITDA	317	794	1,423	1,606

Revenue—Revenues decreased by $109 million, or 4%, in the third quarter of 2024 compared to the second quarter of 2024 and by $358 million, or 4%, in the first nine months of 2024 compared to the first nine months of 2023.
Third quarter of 2024 versus second quarter of 2024—Lower average sales prices resulted in a 6% decrease in revenue driven primarily by lower crude and gasoline crack spreads. Sales volumes increased due to the absence of unplanned downtime resulting in a 1% increase in revenue. Favorable foreign exchange impact resulted in a 1% increase in revenue.
First nine months of 2024 versus first nine months of 2023—Lower average sales prices resulted in a 6% decrease in revenue driven by oxyfuels and related products as a result of lower gasoline crack spreads and blend premiums. Sales volumes increased resulting in a 2% increase in revenue due to additional PO/TBA production.
EBITDA—EBITDA decreased by $477 million, or 60%, in the third quarter of 2024 compared to the second quarter of 2024 and by $183 million, or 11%, in the first nine months of 2024 compared to the first nine months of 2023.
Third quarter of 2024 versus second quarter of 2024—In the second quarter of 2024 we recognized a $293 million gain on the sale of our EO&D business. The absence of a similar gain in the third quarter resulted in a 37% decrease in EBITDA. Oxyfuels and related products results led to an EBITDA decrease of 15% as margins decreased reflecting lower gasoline crack spreads.
First nine months of 2024 versus first nine months of 2023—Oxyfuels and related products results led to an EBITDA decrease of 26% driven by lower margins reflecting lower gasoline cracks and blend premiums. Propylene oxide and derivatives results drove a 3% decrease in EBITDA as lower demand pressured margins. EBITDA increased 18% primarily due to the recognition of the gain on sale of the EO&D business during the first nine months of 2024.

Advanced Polymer Solutions Segment
Overview—EBITDA decreased in the third quarter of 2024 relative to the second quarter of 2024 primarily due to lower demand. During the first nine months of 2023 we recognized a non-cash goodwill impairment charge of $252 million.
The following table sets forth selected financial information for the APS segment including Loss from equity investments, which is a component of EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
Millions of dollars	2024	2024	2024	2023
Sales and other operating revenues	$896	$948	$2,809	$2,856
Loss from equity investments	—	—	—	(1)
EBITDA	19	40	94	(174)

Revenue—Revenues decreased by $52 million, or 5%, in the third quarter of 2024 compared to the second quarter of 2024 and by $47 million, or 2%, in the first nine months of 2024 compared to the first nine months of 2023.
Third quarter of 2024 versus second quarter of 2024—Sales volumes decreased resulting in a 6% decrease in revenue stemming from lower demand. Favorable foreign exchange impacts resulted in a revenue increase of 1%.
First nine months of 2024 versus first nine months of 2023—Average sales prices decreased resulting in a 3% decrease in revenue. Sales volumes increased resulting in a 1% increase in revenue due to increased recycled compounds capacity.
EBITDA—EBITDA decreased by $21 million or 53% in the third quarter of 2024 compared to the second quarter of 2024 and increased by $268 million or 154% in the first nine months of 2024 compared to the first nine months of 2023.
Third quarter of 2024 versus second quarter of 2024— Decreases in volumes and margins resulted in a 35% and 18% reduction in EBITDA, respectively, primarily driven by lower automotive demand in Europe.
First nine months of 2024 versus first nine months of 2023—During the first nine months of 2023 we recognized a non-cash goodwill impairment charge of $252 million after the effect of moving our Catalloy and polybutene-1 businesses from our APS segment and reintegrating them into our O&P-Americas and O&P-EAI segments. The absence of a similar impairment charge in the first nine months of 2024 was the primary driver for the improved EBITDA results.

Refining Segment
Overview—EBITDA decreased in the third quarter of 2024 compared to the second quarter of 2024 and in the first nine months of 2024 compared to the first nine months of 2023 primarily due to lower margins.

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

	Three Months Ended		Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
Millions of dollars	2024	2024	2024	2023
Sales and other operating revenues	$2,054	$2,345	$6,489	$7,314
EBITDA	(60)	(7)	(12)	369

Thousands of barrels per day
Heavy crude oil processing rates	240	250	234	240

Market margins, dollars per barrel
Brent - 2-1-1	$14.27	$17.59	$17.76	$28.91
Brent - Maya differential	11.37	11.54	11.73	14.09
Total Maya 2-1-1	$25.64	$29.13	$29.49	$43.00

Revenue—Revenues decreased by $291 million, or 12%, in the third quarter of 2024 compared to the second quarter of 2024 and by $825 million, or 11%, in the first nine months of 2024 compared to the first nine months of 2023.
Third quarter of 2024 versus second quarter of 2024—Lower sales volumes due to unplanned outages at our fluid catalytic cracking unit led to a 7% decrease in revenue. Lower product prices led to a revenue decrease of 5% due to an average Brent crude oil price decrease of approximately $6.46 per barrel.
First nine months of 2024 versus first nine months of 2023—Lower product prices led to a revenue decrease of 8% due to lower average sales prices reflecting lower margins on refined products. Sales volumes decreased resulting in a 3% decrease in revenue due to lower operating rates.
EBITDA—EBITDA decreased by $53 million, or 757%, in the third quarter of 2024 compared to the second quarter of 2024 and by $381 million, or 103%, in the first nine months of 2024 compared to the first nine months of 2023.
Third quarter of 2024 versus second quarter of 2024—Lower margins resulted in an EBITDA decrease of 486% in the third quarter of 2024 primarily due to a decrease in the Maya 2-1-1 industry crack spread of approximately $3.49 per barrel to $25.64 per barrel driven by lower gasoline crack spreads driven by lower demand and high industry operating rates. An increase in costs incurred related to our planned exit from the refining business in the third quarter of 2024 compared to the second quarter of 2024 resulted in a 214% decrease in EBITDA.
First nine months of 2024 versus first nine months of 2023—Lower margins resulted in a 123% decrease in EBITDA primarily due to a decrease in the Maya 2-1-1 industry crack spread of approximately $13.51 per barrel to $29.49 per barrel and lower by-product margins. A decrease in costs incurred related to our planned exit from the refining business in the first nine months of 2024 compared to the first nine months of 2023 resulted in a 24% increase in EBITDA.

Technology Segment
Overview—EBITDA decreased in the third quarter of 2024 compared to the second quarter of 2024 primarily due to lower licensing results. EBITDA decreased in the first nine months of 2024 relative to the first nine months of 2023 primarily due to lower catalyst margins and licensing results.
The following table sets forth selected financial information for the Technology segment:

	Three Months Ended		Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
Millions of dollars	2024	2024	2024	2023
Sales and other operating revenues	$146	$159	$497	$511
EBITDA	69	84	271	298

Revenue—Revenues decreased by $13 million, or 8%, in the third quarter of 2024 compared to the second quarter of 2024 and by $14 million, or 3%, in the first nine months of 2024 compared to the first nine months of 2023.
Third quarter of 2024 versus second quarter of 2024—Lower licensing revenues resulting from fewer contracts reaching significant contract milestones drove a 10% decrease in revenue. Lower catalyst average sales prices resulted in a 3% decrease in revenues. Higher catalyst volumes resulted in a 3% increase in revenues primarily driven by higher demand in the U.S. Favorable foreign exchange impact resulted in a 2% increase in revenues.
First nine months of 2024 versus first nine months of 2023—Lower licensing revenues resulting from contracts with lower average values reaching significant milestones drove a 3% decrease in revenue.
EBITDA—EBITDA decreased by $15 million, or 18%, in the third quarter of 2024 compared to the second quarter of 2024 and by $27 million, or 9%, in the first nine months of 2024 compared to the first nine months of 2023.
Third quarter of 2024 versus second quarter of 2024—Licensing results led to an 18% decrease in EBITDA as a result of fewer contracts reaching significant milestones.
First nine months of 2024 versus first nine months of 2023—Lower catalyst margins reflecting an unfavorable product mix led to a 6% decrease in EBITDA. Licensing contracts which reached significant milestones had lower average values resulting in a 5% decline in EBITDA.

FINANCIAL CONDITION
The following table summarizes operating, investing and financing cash flow activities:

	Nine Months Ended September 30,
Millions of dollars	2024	2023
Cash provided by (used in):
Operating activities	$1,904	$3,438
Investing activities	(1,306)	(1,171)
Financing activities	(1,377)	(1,545)
Operating Activities—Cash provided by operating activities of $1,904 million in the first nine months of 2024 primarily reflected earnings adjusted for non-cash items and cash used by the main components of working capital—Accounts receivable, Inventories, and Accounts payable.
In the first nine months of 2024, the main components of working capital used $1,063 million of cash primarily driven by increases in Accounts receivable and Inventories. The increase in Accounts receivable was primarily driven by higher average sales prices in our O&P-Americas and O&P-EAI segments. The increase in Inventories was primarily due to inventory build for planned outages within our O&P-Americas and O&P-EAI segments coupled with inventory rebuild from low year-end levels at our I&D segment.
Cash provided by operating activities of $3,438 million in the first nine months of 2023 primarily reflected earnings adjusted for non-cash items and cash used by the main components of working capital.
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
Investing Activities—Capital expenditures in the first nine months of 2024 totaled $1,335 million compared to $1,047 million in the first nine months of 2023, of which approximately 75% and 65%, respectively, support sustaining maintenance such as turnaround activities at several sites as well as other plant Health, Safety and Environmental projects. The remaining expenditures support profit-generating growth projects. See Note 12 to the Consolidated Financial Statements for additional information regarding capital expenditures by segment.
In the second quarter of 2024 we sold our EO&D business for $700 million and invested approximately $500 million to acquire a 35% stake in the National Petrochemical Industrial Company (“NATPET”) joint venture. See Note 12 to the Consolidated Financial Statements for additional information.
In the first nine months of 2024, foreign currency contracts with an aggregate notional value of €400 million expired. Upon settlement of these foreign currency contracts, we paid €400 million ($445 million at the expiry spot rate) to our counterparties and received $463 million from our counterparties.
In the first nine months of 2023, foreign currency contracts with an aggregate notional value of €500 million expired. Upon settlement of these foreign currency contracts, we paid €500 million ($550 million at the expiry spot rate) to our counterparties and received $612 million from our counterparties.
Financing Activities—We made dividend payments totaling $1,283 million and $1,204 million in the first nine months of 2024 and 2023, respectively. Additionally, we made payments of $117 million and $211 million to repurchase outstanding ordinary shares in the first nine months of 2024 and 2023, respectively.

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
Through the repurchase and issuance of commercial paper instruments under our commercial paper program, we made net repayments of $200 million in the first nine months of 2023.
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
Cash and Liquid Investments
As of September 30, 2024, we had Cash and cash equivalents totaling $2,621 million, which includes $1,223 million in jurisdictions outside of the U.S., the majority of which is held within the European Union and the United Kingdom. There are currently no legal or economic restrictions that would materially impede our transfers of cash.
Credit Arrangements
At September 30, 2024, we had total debt, including current maturities, of $11,260 million. Additionally, we had $171 million of outstanding letters of credit, bank guarantees and surety bonds issued under uncommitted credit facilities.
We had total unused availability under our credit facilities of $4,650 million at September 30, 2024, which included the following:
•$3,750 million under our $3,750 million Senior Revolving Credit Facility. This facility backs our $2,500 million commercial paper program. Availability under the facility is net of outstanding borrowings, outstanding letters of credit provided under the facility and notes issued under our commercial paper program. At September 30, 2024, we had no outstanding commercial paper and no borrowings or letters of credit outstanding under this facility; and

•$900 million under our $900 million U.S. Receivables Facility. Availability under this facility is subject to a borrowing base of eligible receivables, which is reduced by outstanding borrowings and letters of credit, if any. At September 30, 2024, we had no borrowings or letters of credit outstanding under this facility.
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
Share Repurchases
In May 2024, our shareholders approved a proposal to authorize us to repurchase up to 34.0 million ordinary shares, through November 24, 2025, which superseded any prior repurchase authorizations. Our share repurchase authorization does not have a stated dollar amount, and purchases may be made through open market purchases, private market transactions or other structured transactions. Repurchased shares could be retired or used for general corporate purposes, including for various employee benefit and compensation plans. The maximum number of shares that may yet be purchased is not necessarily an indication of the number of shares that will ultimately be purchased. In the first nine months of 2024, we purchased approximately 1.2 million shares under our share repurchase authorizations for $117 million.
As of October 30, 2024, we had approximately 32.8 million shares remaining under the current authorization. The timing and amounts of additional shares repurchased, if any, will be determined based on our evaluation of market conditions and other factors, including any additional authorizations approved by our shareholders. For additional information related to our share repurchase authorizations, see Note 10 to the Consolidated Financial Statements.
CURRENT BUSINESS OUTLOOK
In the fourth quarter of 2024, we expect year-end seasonality to result in softer demand across most businesses. Sequentially higher natural gas and ethane feedstock costs are expected to moderate North American integrated polyolefins margins during the fourth quarter. Oxyfuels and refining margins are expected to continue to decline with low gasoline crack spreads and the conclusion of the summer driving season. To align with global demand and our planned maintenance, we expect fourth quarter operating rates of 85% for our O&P-Americas assets, 60% for our European O&P-EAI assets and 75% for our I&D assets. Easing interest rates are expected to improve demand for durable goods during 2025, benefiting our polypropylene and I&D businesses.
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
Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market and regulatory risks is described in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2023. Our exposure to such risks has not changed materially in the nine months ended September 30, 2024.

Item 4.    CONTROLS AND PROCEDURES
As of September 30, 2024, with the participation of our management, our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) carried out an evaluation, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Act”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024.
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
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Authorizations	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Authorizations
July 1 - July 31, 2024	—	$—	—	33,257,745
August 1 - August 31, 2024	437,665	$96.44	437,665	32,820,080
September 1 - September 30, 2024	—	$—	—	32,820,080
Total	437,665	$96.44	437,665
On May 24, 2024, our shareholders approved a share repurchase authorization of up to 34,042,250 shares of our ordinary shares, through November 24, 2025, which superseded any prior repurchase authorizations. The maximum number of shares that may yet be purchased is not necessarily an indication of the number of shares that will ultimately be purchased.
Item 4.    MINE SAFETY DISCLOSURES
Not applicable.
Item 5.    OTHER INFORMATION
During the three months ended September 30, 2024, none of our Section 16 officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

LYONDELLBASELL INDUSTRIES N.V.

Date:	November 1, 2024
/s/ Chukwuemeka A. Oyolu
Chukwuemeka A. Oyolu
Senior Vice President,
Chief Accounting Officer and Investor Relations
(Principal Accounting Officer)