Form 10-K
period 2024-12-31
LyondellBasell Industries N.V.
filed 2025-02-27
CIK 1489393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☑  Yes    ☐  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes     ☑  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☑  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☑  No
The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price on that date of $95.66, was $24.8 billion. For purposes of this disclosure, in addition to the registrant’s executive officers and members of its Board of Directors, the registrant has included Access Industries, LLC and its affiliates as “affiliates.”
The registrant had 323,446,166 ordinary shares outstanding at February 25, 2025 (excluding 16,976,332 treasury shares).
Documents incorporated by reference:
Portions of the 2025 Proxy Statement, in connection with the Company’s 2025 Annual Meeting of Shareholders (in Part III), as indicated herein.

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
•our operations in the United States (“U.S.”) benefit from low-cost natural gas and natural gas liquids; decreased availability of these materials (for example, from their export or regulations impacting hydraulic fracturing in the U.S.) could reduce the current benefits we receive;
•if crude oil prices are low relative to U.S. natural gas prices, we could see less benefit from low-cost natural gas and natural gas liquids and it could have a negative effect on our results of operations;
•industry production capacities and operating rates may lead to extended periods of oversupply and low profitability;
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
•changes in general economic, business, political and regulatory conditions in the countries or regions in which we operate could increase our costs through tariffs or otherwise, limit trade, restrict our operations and reduce our operating results;
•our ability to execute our organic growth plans may be negatively affected by our ability to complete projects on time and on budget;
•our ability to acquire or dispose of product lines, businesses, or assets could disrupt our business and harm our financial condition and results of operations;
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
•our ability to execute and achieve the expected results of our value enhancement program;
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
Our financial performance is influenced by the supply and demand for our products, the cost and availability of feedstocks and commodity products, global and regional production capacity, our operational efficiency and our ability to control costs. We have a strong operational focus and, as a large volume producer of commodities, continuously strive to differentiate ourselves through safe, reliable and low-cost operations in all of our businesses. We purchase large quantities of natural gas, electricity and steam which we use as energy to fuel our facilities and purchase large quantities of natural gas liquids and crude oil derivatives which we use as feedstocks. The relatively low cost of natural gas-derived raw materials in the U.S. versus the global cost of crude oil-derived raw materials has had a positive influence on the profitability of our North American operations.
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
•Intermediates and Derivatives (“I&D”). Our I&D segment produces and markets propylene oxide and its derivatives; oxyfuels and related products; and intermediate chemicals, such as styrene monomer, and acetyls.
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
Financial information about our business segments and geographical areas can be found in Note 20 to the Consolidated Financial Statements. Information about the locations where we produce our primary products can be found under “Description of Properties.” No single customer accounted for 10% or more of our total revenues in 2024, 2023 or 2022.
Olefins and Polyolefins Segments Generally
We are one of the leading worldwide producers of olefins and polyethylene (“PE”) and we are the world’s second largest producer of polypropylene (“PP”). We manage our olefin and polyolefin business in two reportable segments, O&P-Americas and O&P-EAI.
Olefins and Co-products—Ethylene is the most significant petrochemical in terms of worldwide production volume and is the key building block for PE and many other chemicals and plastics. Ethylene is produced by steam cracking hydrocarbons such as ethane, propane, butane and naphtha. This production results in co-products such as aromatics and other olefins, including propylene and butadiene. Ethylene and its co-products are fundamental to many parts of the economy, including the production of consumer products, packaging, housing and automotive components and other durable and nondurable goods. Olefins and co-products sales accounted for approximately 10%, 9% and 9% of our consolidated revenues in 2024, 2023 and 2022, respectively.
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
Polyethylene—We produce high density polyethylene (“HDPE”), low density polyethylene (“LDPE”) and linear low-density polyethylene (“LLDPE”). PE sales accounted for approximately 19%, 18% and 19% of our consolidated revenues in 2024, 2023 and 2022, respectively.
Polypropylene—We produce PP homopolymers and copolymers. PP sales accounted for approximately 16%, 14% and 15% of our consolidated revenues in 2024, 2023 and 2022, respectively.
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
Our PP and PE production is typically sold through our sales organization to an extensive base of established customers and distributors servicing both the domestic and export markets either under annual contracts or on a spot basis. We have sales offices in various locations in North America and our polyolefins are primarily transported in North America by railcar or truck. Export sales are primarily to customers in Latin America.
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

Based on published capacity data and including our proportionate share of joint ventures, we believe as of December 31, 2024, we were:
•the third largest producer of ethylene in North America, with ethylene capacity of 6.2 million tons per year;
•the third largest producer of PE in North America with capacity of 4.1 million tons per year; and
•the largest producer of PP in North America, with capacity of 1.9 million tons per year, including approximately 290 thousand tons of Catalloy capacity.
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
Joint Venture Relationships—We participate in several manufacturing joint ventures in Saudi Arabia, China, Poland, South Korea, and Thailand. We do not hold majority interests in any of these joint ventures, nor do we have operational control. These joint ventures provide us with annual production capacity of approximately 1.8 million tons of PP, approximately 1.3 million tons of olefins and approximately 760 thousand tons of PE. These capacities are based on our percentage ownership interest in the joint ventures’ total capacities.
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

Based on published capacity data and including our proportionate share of our joint ventures, we believe as of December 31, 2024, we were:

•the third largest producer of ethylene in Europe with an ethylene capacity of 1.9 million tons per year;
•the largest producer of PE in Europe with 2.1 million tons per year of capacity; and
•the largest producer of PP in Europe with 2.5 million tons per year of capacity, including approximately 280 thousand tons of Catalloy capacity.
Other—In 2024, we announced a strategic review of some of our European assets with the goal of strengthening our future profitability. The review focuses on our non-core European assets including five facilities in our O&P-EAI segment located in France, Germany, the United Kingdom, Spain, and Italy. Additionally, it encompasses the European propylene oxide (“PO”) joint venture in the Netherlands, which is included in our I&D segment. Europe remains a core market for us; the five sites under strategic review contribute approximately 30% of the production capacity for the O&P-EAI segment. The review is ongoing, and we remain committed to safe and efficient operations as well as delivering on our customer commitments.
Intermediates and Derivatives Segment
Overview—Our I&D segment produces and markets PO and its derivatives, oxyfuels and related products, and intermediate chemicals such as styrene monomer (“SM”), and acetyls.
PO and Derivatives—We produce PO through two distinct technologies, one of which yields tertiary butyl alcohol (“TBA”) as the co-product and the other of which yields SM as the co-product. The two technologies are mutually exclusive with dedicated assets for manufacturing either PO/TBA or PO/SM. PO is an intermediate commodity chemical and is a precursor of polyols, propylene glycol, propylene glycol ethers and butanediol. PO and derivatives are used in a variety of durable and consumable items with key applications such as polyurethanes used for insulation, automotive/furniture cushioning, coatings, surfactants, synthetic resins and several other household usages. In 2023, we started up a PO/TBA plant in Houston, Texas, which has the capacity to produce 470 thousand tons of PO and 1.0 million tons of TBA per year.
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
Intermediate Chemicals—We produce other commodity chemicals that utilize ethylene as a key component feedstock, including SM, and acetyls. SM is utilized in various applications such as plastics, expandable polystyrene for packaging, foam cups and containers, insulation products and durables and engineering resins. Our acetyls products comprise methanol, glacial acetic acid (“GAA”) and vinyl acetate monomer (“VAM”). Natural gas (methane) is the feedstock for methanol, some of which is converted to GAA. A portion of the GAA is reacted with ethylene to create VAM, an intermediate chemical used in fabric or wood treatments, pigments, coatings, films and adhesives.
Sales & Marketing / Customers—We sell our PO and derivatives through multi-year sales and processing agreements as well as spot sales. Some of our sales agreements have cost plus pricing terms. PO and derivatives are transported by barge, marine vessel, pipeline, railcar and tank truck.
We sell our oxyfuels and related products under market and cost-based sales agreements and in the spot market. Oxyfuels are transported by barge, marine vessel and tank truck and are used as octane blending components worldwide outside of the U.S. due to their blending characteristics and emission benefits. C4 chemicals, such as high-purity isobutylene, are sold to producers of synthetic rubber and other chemical products primarily in the U.S. and Europe, and are transported by railcar, tank truck, pipeline and marine shipments. The sales of oxyfuels and related products accounted for approximately 13%, 14% and 11% of our consolidated revenues in 2024, 2023 and 2022, respectively.
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
Joint Venture Relationships—We have two PO joint ventures with Covestro AG, one in the U.S. and one in Europe. We operate all production facilities for the PO joint ventures. Our proportional production capacity provided through these joint ventures is approximately 160 thousand tons of PO and approximately 340 thousand tons of SM. We do not share marketing or product sales for these PO joint ventures. As disclosed above, our European PO JV is included in our European strategic review.
We also have two joint venture manufacturing relationships in China with China Petroleum & Chemical Corporation (“Sinopec”). The first joint venture provides us with production capacity of approximately 50 thousand tons of PO per year. The second joint venture provides us with annual production capacity of approximately 140 thousand tons of PO and 300 thousand tons of SM. We market our share of the joint ventures’ production in the Chinese market. These capacities are based on our operational share of the joint ventures’ total capacities.
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
Based on published capacity data and including our proportionate share of our joint ventures, we believe as of December 31, 2024, we were:
•the second largest producer of PO worldwide; and
•the largest producer of oxyfuels worldwide.
Other—In May 2024, we sold our U.S. Gulf Coast-based ethylene oxide & derivatives (“EO&D”) business along with the production facility located in Bayport, TX. See Note 20 to the Consolidated Financial Statements for additional information.

Advanced Polymer Solutions Segment
Overview—Our APS segment produces and markets compounding and solutions, such as polypropylene compounds, engineered plastics, masterbatches, engineered composites, colors and powders.
Our polypropylene compounds are produced from blends of polyolefins and additives and are largely focused on automotive applications. Engineered plastics and engineered composites add value for more specialized high-performance applications used across a variety of industries. Masterbatches are compounds that provide differentiated properties when combined with commodity plastics used in packaging, agriculture and durable goods applications. Specialty powders are largely used to mold toys, industrial tanks and sporting goods. Performance colors provide powdered, pelletized and liquid color concentrates for the plastics industry.
Sales & Marketing / Customers—Our products are sold through our regional sales organizations to a broad base of established customers and distributors. These products are transported to our customers primarily by either truck or bulk rail.
Joint Venture Relationships—We participate in several manufacturing joint ventures in Saudi Arabia, Indonesia and Thailand. We hold majority interests and have operational control of the joint ventures in Indonesia. We do not hold majority interests in any of the remaining joint ventures, nor do we have operational control. These joint ventures provide us with production capacity of approximately 70 thousand tons of compounding and solutions. These capacities are based on our percentage ownership interest in the joint ventures’ total capacities.
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
Sales & Marketing / Customers—The Houston refinery’s products are primarily sold in bulk to other refiners, marketers, distributors and wholesalers at market-related prices. Most of the Houston refinery’s products are sold under contracts with a term of one year or less or are sold in the spot market. The Houston refinery’s products generally are transported to customers via pipelines and terminals owned and operated by other parties. The sales of refined products accounted for approximately 20%, 22% and 22% of our consolidated revenues in 2024, 2023 and 2022, respectively.
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
Industry Dynamics / Competition—Our refining competitors are major integrated oil companies, refineries owned or controlled by foreign governments and independent domestic refiners. Based on published data, as of November 2024, there were 126 operable crude oil refineries in the U.S., and total U.S. refinery capacity was approximately 18 million barrels per day. During 2024, the Houston refinery processed an average of approximately 237 thousand barrels per day of heavy crude oil.
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
A crack spread is a benchmark indication of refining margins based on the processing of a specific type of crude oil into an assumed selection of major refined products. The Houston refinery generally tracks the Maya 2-1-1 crack spread, which represents the difference between the current month U.S. Gulf Coast price of two barrels of Maya crude oil as set by Petróleos Mexicanos and one barrel each of U.S. Gulf Coast Reformulated Blendstock for Oxygen Blending Gasoline and of U.S. Gulf Coast Ultra Low Sulfur Diesel. While these benchmark refining spreads are generally indicative of the level of profitability at the Houston refinery and similarly configured refineries, there are many other factors specific to our refinery, other refineries and the industry in general, such as the price of other crude oils used in processing and the value of refinery by-products, which influence operating results. Refinery by-products are products other than gasoline and distillates that represent about one-third of the total product volume, and include coke, sulfur, and lighter materials such as NGLs and crude olefins streams. The cost of Renewable Identification Numbers (“RINs”), which are renewable fuel credits mandated by the U.S. Environmental Protection Agency (the “EPA”), can also affect profitability.
Other—In 2022 we announced our plan to exit the refining business as it was determined to be the best strategic and financial path forward for the Company. We commenced shutdown activities in January 2025 and anticipate our refinery exit will be substantially completed in the first quarter of 2025.
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

In 2024, 2023 and 2022, our R&D expenditures were $135 million, $130 million and $124 million, respectively. A portion of these expenses are related to technical support and customer service and are allocated to the other business segments. In 2024, 2023 and 2022 approximately 45% to 50% of all R&D costs were allocated to business segments other than Technology.
GENERAL
Intellectual Property
We maintain an extensive patent portfolio and continue to file new patent applications in the U.S. and other countries. As of December 31, 2024, we owned approximately 6,200 patents and patent applications worldwide. Our patents and trade secrets cover our processes, products and catalysts and are significant to our competitive position, particularly with regard to PO, intermediate chemicals, petrochemicals, polymers and our process technologies. While we believe that our intellectual property provides competitive advantages, we do not regard our businesses as being materially dependent upon any single patent, trade secret or trademark. Some of our production capacity operates under licenses from third parties.
Environmental
Most of our operations are affected by national, state, regional and local environmental laws. Matters pertaining to the environment are discussed in Part I, Item 1A. Risk Factors; Part I, Item 3. Legal Proceedings; Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; and Notes 2 and 17 to the Consolidated Financial Statements.
We have made, and intend to continue to make, the expenditures necessary for compliance with applicable laws and regulations relating to environmental, health and safety matters. In 2024, we incurred capital expenditures of $269 million for health, safety and environmental compliance purposes and improvement programs. We estimate incurring approximately $250 million annually in 2025 and 2026 for similar expenditures.
While capital expenditures or operating costs for environmental compliance, including compliance with potential legislation and potential regulation related to climate change, cannot be predicted with certainty, we do not believe they will have a material effect on our competitive position in the near term.
In the future, climate change may physically impact our facilities and supply chain, however, we do not believe these potential impacts are material in the near-term.
Sustainability
Our sustainability goals center on addressing three global challenges: ending plastic waste, taking climate action and advancing a thriving society.
Ending Plastic Waste—We have a goal to produce and market at least two million metric tons of recycled and renewable-based polymers annually by 2030 representing approximately 20% of our 2024 global sales of polyethylene and polypropylene.
We continue to invest upstream to secure plastic waste material and evaluate opportunities to expand mechanical and chemical recycling capacity globally through investments and commercial agreements. In 2024, we laid the foundation for the MoReTec-1 plant, our first industrial-scale chemical recycling plant at our site in Wesseling, Germany which will use our proprietary MoReTec technology to convert post-consumer plastic waste into feedstock for producing new plastic materials. This plant has the flexibility to operate under 100% renewable power and enables a high plastic to plastic yield while reducing greenhouse gas emissions compared to virgin fossil fuel based processes. Targeted startup for this facility is set for 2026.
Taking Climate Action—Our climate ambitions include our goal to reduce absolute scope 1 and 2 greenhouse gas ("GHG") emissions by 42% and absolute scope 3 emissions by 30% by 2030 relative to a 2020 baseline, as well as achieve net zero scope 1 and 2 emissions by 2050.

Certain GHG emissions reduction initiatives planned for implementation by 2030 are linked to existing asset turnaround schedules for our largest sites. In 2024, our Wesseling site in Germany implemented process heat recovery projects, electrification of a large process turbine and optimization of steam demand which includes the phase-out of coal use. These initiatives are expected to reduce our scope 1 emissions by approximately 130 thousand metric tons annually compared to 2020 levels.
In 2024, we secured power purchase agreements with an aggregate generation capacity that will enable us to meet our goal of procuring at least 50 percent of our electricity from renewable sources by 2030, based on 2020 procured levels. These agreements are expected to generate an estimated 5.0 million megawatt hours of renewable electricity annually, reducing our scope 2 emissions by more than 1.8 million metric tons of carbon emissions.
Ceasing operations at the Houston refinery in the first quarter of 2025 is expected to reduce our scope 1 and scope 2 GHG emissions by more than 3 million metric tons annually and our scope 3 emissions by approximately 40 million metric tons annually. We are evaluating multiple options to transform the site for future growth, including chemical recycling to process plastic waste, renewable cracker feedstocks such as renewable distillates and bio-based feedstocks, and repurposing on-site infrastructure to support growth and circular and low carbon product innovation.
We are also engaging with our suppliers of feedstock, raw materials, and logistics services to better understand the GHG emissions associated with our procured goods and services and to identify potential collaborative opportunities to reduce emissions throughout our value chain.
Our ambition to achieve net zero scope 1 and 2 emissions by 2050 will require the development of enabling technologies such as cracker electrification, hydrogen utilization, carbon capture and storage (“CCS”), carbon utilization and other innovative solutions across our manufacturing footprint. Additionally, the transition to net zero requires robust infrastructure, policy support, and market demand for low-carbon products. We advocate for government-backed frameworks to de-risk investments in renewable energy, hydrogen, and CCS.
Advancing a Thriving Society—By working to advance a thriving society, we make a positive impact far beyond our company and deliver long-term value for our stakeholders. We are creating solutions for everyday sustainable living, working to ensure the safety and well-being of our colleagues by holding ourselves to the highest standards, embracing different backgrounds and perspectives, promoting equity and respect among our global colleagues and within our communities, and aligning our suppliers’ values with our own.
Capital Budget—We estimate capital spending to support our sustainability goals, including investments in emissions reduction and our CLCS business, will represent approximately 25% of our total capital expenditures over the next two years.
Human Capital
Our success as a company is tied to the passion, knowledge, collaboration, and talent of our global team. Our strategic pillar to Step up Performance and Culture focuses on leading our cultural transformation, embedding equity and promoting inclusion and growing the capabilities and skills of our people through our global learning and development programs.
Stepping up Performance and Culture—In 2024, we focused on educating employees on our competencies and further embedding them in our processes and systems across the enterprise. Aligned with our purpose, commitments and values, the competencies form the “how” we behave daily to achieve our strategic goals and improve our culture. As part of this culture transformation, we concentrated on reinforcing the strategy enabling attributes of our culture in order to a create a culture where employees are highly engaged and inspired to innovate and deliver business results.
Diversity, Equity and Inclusion—Our goal is to create a company where fairness, equity and a sense of belonging are experienced by all, propelling individual and collective success. By increasing inclusion, we build high performing teams that can effectively innovate and collaborate. All of which enable us to contribute to our financial outcomes and help to achieve our business goals.

Demographics—As of December 31, 2024, we had approximately twenty thousand employees. Our employee demographics, excluding student employees, consisted of:
U.S. Underrepresented population (“URP”) is based on reporting for the U.S. Equal Employment Opportunity Commission and includes employees who self-identify as Hispanic or Latino, Black or African American, Asian or Pacific Islander, Indian, Alaskan Native, Native Hawaiian or two or more races. Employees who self-identify as White or Caucasian are considered U.S. Non-Underrepresented.
Diversity (Representation)—Cultivating a diverse workforce has a powerful impact on our culture and performance by broadening perspectives and experiences and helps to promote inclusive and impactful results. We also take into consideration Dutch laws with respect to gender ambitions (both male and female) for senior management, including requirements to set appropriate and ambitious gender diversity targets. We currently have an aspirational goal to have at least 33% female senior leaders and at least 33% male senior leaders, globally, by 2032. In 2024, women served in 25% of global senior leadership roles and in the U.S., 22% of senior leaders were from underrepresented populations.
Equity (Fairness)—Our efforts on equity are focused on ensuring that our systems and processes are fair to all employees. Our goal in this area is for all employees to believe they are being treated fairly. In 2024, we completed a pay equity review and performance analysis that involved approximately 13,700 employees, comparing pay for like jobs and focusing on base pay for gender (globally) and ethnicity (U.S. only). Consistent with prior findings, the review reflected that pay is generally administered fairly.
Inclusion (Belonging)—Like equity, we desire a culture where all of our employees feel they are included and belong. To drive change, we introduced new competencies, including one dedicated to promoting inclusion. We focus our inclusion efforts on learning and education, outreach and our eight global employee networks. In 2024, we launched two new networks and achieved 22% participation, an increase from 18% in 2023. Network programming is strongly tied to career development and business and community impact.
Global Talent Development and Engagement—We provide opportunities for growth through on the job training and other more formal development programs. In 2024, we further expanded our LYB University, which includes formal learning and development resources to empower our employees to grow their capabilities. Through our leadership development framework, we had approximately 400 leaders participate in a structured leadership development program tailored to different stages in their career.
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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Our executive officers as of February 27, 2025 were as follows:

Name and Age	Significant Experience

Peter Vanacker, 58	Chief Executive Officer since May 2022.

President, Chief Executive Officer and Chair of the Executive Committee of Neste Corporation, a renewable products company From September 2018 to May 2022.

Chief Executive Officer and Managing Director of the CABB Group, a global supplier of fine and specialty chemicals from April 2015 to August 2018.

Tracey Campbell, 58	Executive Vice President, Sustainability and Corporate Affairs since October 2022.

Vice President, Public Affairs from November 2020 to September 2022.

Director, Polyolefins Asia Pacific from July 2018 to October 2020.

Trisha Conley, 53	Executive Vice President, People and Culture since February 2023.

Senior Vice President, People Development of Renewable Energy Group, a renewable energy company, from August 2020 to January 2023.

Vice President of Human Resources, Fuels North America and Head of Country (United States) for Downstream Human Resources at BP, a global energy provider, from July 2015 to July 2020.

Kim Foley, 58	Executive Vice President, Global Olefins & Polyolefins and Refining since August 2024.

Executive Vice President, Global Olefins & Polyolefins, Refining and Supply Chain from March 2024 to August 2024.

Executive Vice President, Intermediates and Derivatives and Refining from October 2022 to March 2024.

Senior Vice President, HSE, Global Engineering and Turnarounds from August 2020 to September 2022.

Vice President, Health, Safety and Environment from October 2019 to July 2020.

Dale Friedrichs, 61
Executive Vice President, Operational Excellence and HSE since October 2022.

Interim Executive Vice President, People and Culture from October 2022 to February 2023.

Senior Vice President, Human Resources and Global Projects from August 2020 to September 2022.

Vice President, Human Resources from October 2019 to July 2020.

Vice President, Health, Safety, Environment and Security from February 2017 to October 2019.

Name and Age	Significant Experience

Jeffrey Kaplan, 56	Executive Vice President and General Counsel since October 2022. Executive Vice President, Legal & Public Affairs and Chief Legal Officer from March 2015 to September 2022.

Aaron Ledet, 50	Executive Vice President, Intermediates & Derivatives and Supply Chain since August 2024.

Executive Vice President, Intermediates & Derivatives from March 2024 to August 2024.

Senior Vice President, Olefins & Polyolefins Americas from October 2022 to March 2024.

Director Olefins & Optimization Americas from January 2022 to October 2022.

Senior Director Olefins & Feedstocks from May 2021 to December 2021.

Director Olefins & Optimization Americas from October 2020 to May 2021.

Senior Director Advanced Polymer Solutions US/Canada Region from October 2018 to October 2020.

Michael McMurray, 60	Executive Vice President and Chief Financial Officer since November 2019.

Senior Vice President and Chief Financial Officer at Owens Corning, a global manufacturer of insulation, roofing and fiberglass composites, from August 2012 to November 2019.

Torkel Rhenman, 61	Executive Vice President, Advanced Polymer Solutions since October 2022.

Executive Vice President, Intermediates & Derivatives, and Refining from August 2020 to September 2022.

Executive Vice President, Intermediates & Derivatives from July 2019 to July 2020.

James Seward, 57	Executive Vice President and Chief Innovation Officer since October 2022.

Senior Vice President, Research & Development, Technology and Sustainability from August 2020 to September 2022.

Senior Vice President, Technology Business, Sustainability, and Olefins & Polyolefins, Europe, Asia and International Joint Venture Management from September 2018 to July 2020.

Yvonne van der Laan, 53	Executive Vice President, Circular and Low Carbon Solutions since October 2022.

Senior Director, Global Circularity from May 2022 to September 2022.

Director, Olefins & Optimizations, Europe from September 2019 to April 2022.

Vice President, Industry & Bulk Cargo for the Port of Rotterdam, the largest seaport in Europe, from February 2016 to September 2019.

Description of Properties
Our principal manufacturing facilities as of December 31, 2024 are set forth below and are identified by the principal segment or segments using the facility. All of the facilities are wholly owned, except as otherwise noted.

Location	Segments

Americas
Bayport (Pasadena), Texas(1)	I&D
Bayport (Pasadena), Texas	O&P-Americas
Channelview, Texas	O&P-Americas
Channelview, Texas(1)(2)	I&D
Chocolate Bayou (Alvin), Texas	O&P-Americas
Clinton, Iowa	O&P-Americas
Corpus Christi, Texas	O&P-Americas
Edison, New Jersey	Technology
Houston, Texas	Refining
La Porte, Texas(3)	O&P-Americas
La Porte, Texas(3)	I&D
Lake Charles, Louisiana	O&P-Americas
Lake Charles, Louisiana(4)	O&P-Americas
Matagorda (Bay City), Texas	O&P-Americas
Morris, Illinois	O&P-Americas
Victoria, Texas†	O&P-Americas
Europe
Botlek, Rotterdam, The Netherlands†	I&D
Ferrara, Italy	O&P-EAI and Technology
Fos-sur-Mer, France†	I&D
Frankfurt, Germany†	O&P-EAI and Technology
Knapsack, Germany†	O&P-EAI and APS
Kerpen, Germany	APS
Ludwigshafen, Germany†	Technology
Moerdijk, The Netherlands†	O&P-EAI
Wesseling, Germany	O&P-EAI
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

Other Locations and Properties
We maintain executive offices in London, the United Kingdom; Rotterdam, The Netherlands; Houston, Texas and Hong Kong, China. We maintain research facilities in Lansing, Michigan; Channelview, Texas; Cincinnati, Ohio; Ferrara, Italy and Frankfurt, Germany. Our Asia-Pacific headquarters are in Hong Kong. We also have technical support centers in Rotterdam, The Netherlands; Mumbai, India; Poznan, Poland; and Shanghai, China. We have various sales facilities worldwide.

Website Access to SEC Reports
Our Internet website address is http://www.LyondellBasell.com. Information contained on our Internet website is not part of this report on Form 10-K.
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available on our website, free of charge, as soon as reasonably practicable after such reports are filed with, or furnished to, the U.S. Securities and Exchange Commission (“SEC”). Alternatively, these reports may be accessed at the SEC’s website at http:/www.sec.gov.

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
Our business operations are subject to the cyclical and volatile nature of the supply-demand balance in the chemical industry. Our future operating results are expected to continue to be affected by this cyclicality and volatility. The chemical industry historically has experienced alternating periods of capacity shortages, causing prices and profit margins to increase, followed by periods of excess capacity, resulting in oversupply, declining capacity utilization rates and declining prices and profit margins. While we are exiting the refining business in the first quarter of 2025, we expect to experience similar volatility in that industry until closure of our Houston refinery.
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
The costs of raw materials and energy represent a substantial portion of our operating expenses. Due to the significant competition we face and the commodity nature of many of our products, we are not always able to pass on raw material and energy cost increases to our customers. When we do have the ability to pass on the cost increases, we are not always able to do so quickly enough to avoid adverse impacts on our results of operations.

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
For some of our raw materials and utilities there are a limited number of suppliers, and in some cases, the supplies are specific to the particular geographic region in which a facility is located. It is also common in the chemical industry for a facility to have a sole, dedicated source for its utilities, such as steam, electricity and gas. Having a sole or limited number of suppliers may limit our negotiating power, particularly in the case of rising raw material costs. Any new supply agreements we enter into may not have terms as favorable as those contained in our current supply agreements. The reliance on single or limited suppliers heightens our vulnerability to supply chain interruptions, and the closure of such a supplier could cause us to be unable to profitably operate our assets. For example, our ability to operate our site in Brindisi, Italy, may be negatively impacted by the potential shutdown of its propylene supplier.
Additionally, there is concern over the reliability of water sources, including around the U.S. Gulf Coast where several of our facilities are located. The decreased availability or less favorable pricing for water as a result of population growth, drought or regulation could negatively impact our operations, including by impacting our ability to produce or transport our products.
If our raw material or utility supplies were disrupted, our businesses would likely incur increased costs to procure alternative supplies or incur excessive downtime, which would have a negative impact on plant operations. Disruptions of supplies may occur as a result of transportation issues resulting from natural disasters, water levels, and interruptions in marine water routes, among other causes, which can affect the operations of vessels, barges, rails, trucks and pipeline traffic. These risks are particularly prevalent in the U.S. Gulf Coast area. Additionally, increasing exports of NGLs and crude oil from the U.S. or greater restrictions on hydraulic fracturing could restrict the availability of our raw materials, thereby increasing our costs.
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
We may use our $3,750 million revolving credit facility, which backs our commercial paper program, to meet our cash needs, to the extent available. As of December 31, 2024, we had no borrowings or letters of credit outstanding under the facility and no borrowings outstanding under our commercial paper program, leaving an unused and available credit capacity of $3,750 million. We may also meet our cash needs by selling receivables under our $900 million U.S. Receivables Facility. As of December 31, 2024, we had no borrowing or letters of credit outstanding and availability of $900 million under this facility. In the event of a default under our credit facilities or any of our senior notes, we could be required to immediately repay all outstanding borrowings and make cash deposits as collateral for all obligations the facility supports, which we may not be able to do. Any default under any of our credit arrangements could cause a default under many of our other credit agreements and debt instruments. Without waivers from lenders party to those agreements, any such default could have a material adverse effect on our ability to continue to operate.
Risks Related to our Operations
Our operations are subject to risks inherent in the chemical industry, and we could be subject to liabilities for which we are not fully insured or that are not otherwise mitigated.
We maintain property, business interruption, product, general liability, casualty and other types of insurance that we believe are appropriate for our business and operations as well as in line with industry practices. However, we are not fully insured against all potential hazards incident to our business, including losses resulting from natural disasters or climate-related exposures, wars, terrorist acts, or cybersecurity incidents. Changes in insurance market conditions have caused, and may in the future cause, premiums and deductibles for certain insurance policies to increase substantially and, in some instances, for certain insurance to become unavailable or available only for reduced amounts of coverage. If we were to incur a significant liability for which we were not fully insured, we might not be able to finance the amount of the uninsured liability on terms acceptable to us, or at all, and might be obligated to divert a significant portion of our cash flow from normal business operations.
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
We own and operate large-scale facilities. Our operating results are dependent on the continued operation of our various production facilities and the ability to complete construction and maintenance projects on schedule. Interruptions at our facilities may materially reduce the productivity and profitability of a particular manufacturing facility, or our business as a whole, during and after the period of such operational difficulties. In recent years, we have had to shut down plants on the U.S. Gulf Coast as a result of various hurricanes and cold weather events striking Texas and Louisiana.
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
Delays or cost increases related to capital spending programs involving engineering, procurement and construction of facilities could materially adversely affect our ability to achieve forecasted internal rates of return and operating results, or impair our ability to meet our sustainability or other targets or goals. For example, higher costs arising from delaying construction of our PO/TBA plant in Houston increased our costs and impacted our projected rate of return on the project. Delays in making required changes or upgrades to our facilities could subject us to fines or penalties as well as affect our ability to contract with our customers and supply certain products we produce. Such delays or cost increases may arise as a result of unpredictable factors, many of which are beyond our control, including:
•denial of or delay in receiving requisite regulatory approvals and/or permits;

•unplanned increases in the cost of construction materials, including due to tariffs;
•unplanned increases in labor costs;
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
A portion of our operations are conducted through joint ventures or equity investments, where control may be exercised by or shared with unaffiliated third parties. We cannot control the actions or ownership of these partners, including any nonperformance, default or bankruptcy of the joint venture or its partners. The joint ventures that we do not control may also lack financial reporting systems to provide adequate and timely information for our reporting purposes. In addition, a joint venture may lack adequate cybersecurity protections or other controls that could impact its ability to reliably conduct operations.
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
We review our assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We test goodwill for impairment at least annually. The need to test for impairment can be based on several indicators, including a significant reduction in prices of or demand for products produced, a weakened outlook for profitability, a significant reduction in margins, an expectation that a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life, other changes to contracts or changes in the regulatory environment.
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
Sustained unfavorable market conditions may also result in asset impairments. For example, in 2024, challenging market conditions in Europe resulted in a $837 million non-cash impairment of property, plant and equipment in our O&P-EAI segment.

Any decision to permanently close facilities or exit a business may result in impairment and other charges to earnings. For example, in April 2022, the Finance Committee of the Board of Directors of the Company approved a plan to exit the refining business, resulting in the recognition of $179 million, $334 million and $187 million of expense in 2024, 2023 and 2022, respectively.
Acquisitions or dispositions of assets or businesses could disrupt our business and harm our financial condition and stock price.
We continually evaluate the performance and strategic fit of all of our businesses and evaluate whether our businesses would benefit from acquisitions to enhance growth or dispositions that would align our footprint with our overall business strategy. These transactions pose risks and challenges that could negatively impact our business and financial statements. In 2024, we launched a strategic review of certain assets in Europe to align our asset base with our strategy.
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
Our results of operations can be materially affected by adverse conditions in the financial markets and depressed economic conditions generally. Economic downturns in the businesses and geographic areas in which we sell our products could substantially reduce demand for our products and result in decreased sales volumes and increased credit risk. Recessionary environments adversely affect our business because demand for our products is reduced, particularly from our customers in industrial markets generally and the automotive and housing industries specifically and may result in higher costs of capital. A significant portion of our revenues and earnings are derived from our business in Europe. In addition, most of our European transactions and assets, including cash and receivables, are denominated in euros.
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
We sell our products in highly competitive global markets. Due to the commodity nature of many of our products, competition in these markets is based primarily on price and, to a lesser extent, on product performance, product quality, product deliverability, reliability of supply and customer service. Often, we are not able to protect our market position for these products by product differentiation and may not be able to pass on cost increases to our customers due to the significant competition in our industry.
In addition, we face increased competition from companies that may have greater financial resources and different cost structures or strategic goals than us. These include large integrated oil companies (some of which also have chemical businesses), government-owned businesses, and companies that receive subsidies or other government incentives to produce certain products in a specified geographic region. Continuing competition from these companies, especially in our olefin business, could limit our ability to increase product sales prices in response to raw material and other cost increases, or could cause us to reduce product sales prices to compete effectively, which would reduce our profitability. Competitors with different cost structures or strategic goals than we have may be able to invest significant capital into their businesses, including expenditures for research and development. In addition, specialty products we produce may become commoditized over time. Increased competition could result in lower prices or lower sales volumes, which would have a negative impact on our results of operations.
We operate internationally and are subject to exchange rate fluctuations, exchange controls, political risks and other risks relating to international operations.
We operate internationally and are subject to the risks of doing business on a global level. These risks include fluctuations in currency exchange rates, economic instability and disruptions, restrictions on the transfer of funds and the imposition of trade restrictions or duties and tariffs, and complex regulations concerning privacy and data security. Additional risks from our multinational business include transportation delays and interruptions, war, terrorist activities, epidemics, pandemics, political instability, import and export controls, access to infrastructure, sanctions, changes in governmental policies, labor unrest and current and changing regulatory environments.
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

Changes in tax laws and regulations could affect our tax rate, financial condition and results of operations.
The Company operates in multiple jurisdictions with complex legal and tax regulatory environments and is subject to taxes in the U.S. and non-U.S. jurisdictions. Significant changes to tax laws and regulations in these jurisdictions or their interpretation could have a material impact on our effective income tax rate. Our future effective income tax rates could also fluctuate based on, among other factors, changes in pre-tax income in countries with varying statutory tax rates, changes in valuation allowances, changes in foreign exchange gains/losses, the amount of exempt income, and changes in unrecognized tax benefits associated with uncertain tax positions. Our tax returns are periodically audited or subjected to review by tax authorities, and we regularly evaluate the likelihood of an adverse result of an examination, however any adverse result of these examinations could also have a material impact on our effective income tax rate, financial condition and results of operations.
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
Jurisdictions in which we operate, including, in particular, the European Union (EU), have prepared national legislation and protection plans to implement their emission reduction commitments under the Paris Agreement. Our operations in Europe participate in the EU Emissions Trading System (ETS) and we meet our obligations through a combination of free and purchased emission allowances. We anticipate that climate regulation in the EU will result in an accelerated reduction of our free allowances, and higher market prices for purchased allowances. These and other future regulations could result in increased costs, additional capital expenditures, or restrictions on operations.

Although the U.S. announced its intent to withdraw from the Paris Agreement and roll back climate regulations in January 2025, several state governments have promulgated regulations directed at GHG emissions reductions from certain types of facilities, and additional regulations could be forthcoming, that could result in increased operating costs for compliance, required acquisition or trading of emission allowances, or other costs. For example, the states of Vermont and New York have enacted ‘climate superfund’ laws that attempt to impose strict liability on companies that have extracted or refined hydrocarbons that led to emissions of GHG over certain thresholds. Additionally, demand for the products we produce may be reduced.
Non-Governmental Organizations have been active in filing lawsuits against governments and private parties in various jurisdictions around the world seeking enforcement of existing laws and new requirements to reduce GHG emissions. In one case decided in The Netherlands in November 2024, the court held that, although there was no basis to support an order for a specific emission reduction target, Royal Dutch Shell had an obligation to take measures to combat climate change. These types of laws, regulations, and litigation results could increase the cost of purchased energy and increase costs of compliance in various locations.
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
New or revised governmental regulations and independent studies relating to the effect of our products on health, safety and the environment may affect demand for our products and the cost of producing our products. Initiatives by governments and private interest groups will potentially result in increased toxicological testing and risk assessments of a wide variety of chemicals, including chemicals used or produced by us. New or revised legislation or regulations could result in additional use restrictions and/or bans of certain chemicals. For example, in the EU, the European Commission is expected to continue to develop and implement legislative changes to the EU regulatory frameworks for chemicals including the Regulation on Registration, Evaluation, Authorization and Restriction of Chemicals (“REACH”), and the Classification, Labelling and Packaging Regulation (“CLP”) that could result in increased compliance costs, additional restrictions, and/or bans of chemicals used or produced by us. In the U.S., changes to the U.S. Environmental Protection Agency’s risk evaluation process under the Toxic Substances Control Act (“TSCA”) could also result in additional restrictions and/or bans of chemicals used or produced by us.
Assessments under TSCA, REACH or similar programs or regulations in other state or national jurisdictions may result in heightened concerns about the chemicals we use or produce and may result in additional requirements or bans being placed on the production, handling, labeling or use of those chemicals. Such concerns and additional requirements could also increase the cost incurred by our customers to use our chemical products and otherwise limit the use of these products, which could lead to a decrease in demand for these products. Such a decrease in demand could have an adverse impact on our business and results of operations. International regulators, investors, consumers and other stakeholders are focused on environmental, social, and governance (“ESG”) considerations. ESG disclosure obligations have required and may continue to require us to implement new practices and reporting processes and have created and will continue to create additional compliance risk. If we are unable to meet our circularity, greenhouse gas reduction, diversity, equity and inclusion, or other goals, or if we are perceived by regulators, customers, stockholders or employees to have not responded appropriately to the growing concern for these issues, our reputation, and therefore our ability to sell our products, could be negatively impacted. If, as a result of their assessment of our ESG performance, certain investors are unsatisfied with our actions or progress, they may reconsider their investment in our shares or debt securities. Alternatively, as “anti-ESG” sentiment exists among some individuals and government institutions, we may also face scrutiny, reputational risk, lawsuits or market access restrictions from these parties regarding our ESG initiatives. Providers of debt and equity financing may also consider our sustainability performance and external ESG ratings, which we have limited ability to influence, which could impact our cost of capital and adversely affect our business.

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
There is a growing concern with the accumulation of plastic, plastic additives, and microplastics in the environment, particularly in waterways and oceans. Additionally, plastics are facing increased public backlash and scrutiny, as well as governmental investigations and enforcement, and private litigation. Policy measures to address these concerns are being discussed or implemented by governments at all levels. For example, over the past two years the United Nations Environment Program has been overseeing the development of a new international legally binding instrument on plastic pollution. While these international negotiations have been challenging, significant progress has been made with a goal of finalizing this treaty by the end of 2025. The European Union has been undertaking a series of actions under its Circular Economy Action Plan, including adoption of the Single Use Plastics Directive in 2019, which introduced policy measures for single use plastics including bans, product design requirements, extended producer responsibility obligations, and labeling requirements, and adoption of the Packaging and Packaging Waste Regulation to replace the Packaging and Packaging Waste Directive. In addition, a host of single-use plastic bans, taxes and Extended Producer Responsibility (EPR) bills have been passed by countries around the world and states and municipalities throughout the U.S. Consumer deselection, increased regulation of, or prohibition on, the manufacturing or use of plastic or plastic products could limit the use of these products or increase the costs incurred by our customers to use such products, and could lead to a decrease in demand, particularly for fossil-based PE, PP, and other products we make. Such a decrease in demand could adversely affect our business, operating results, and financial condition.
Failure to effectively and timely achieve our GHG emissions reduction goals could damage our reputation and have an adverse effect on the demand for our products.
We have set GHG emissions reduction targets for 2030 and aim to achieve net zero scope 1 and 2 GHG emissions by 2050. Our ability to achieve these goals depends on many factors, including the development and availability of technology, our ability to secure permits and emissions credits, project execution risk, the availability of infrastructure, the availability of suppliers, the availability of supportive governmental policies and markets, to evolving regulatory requirements, competitor actions, and customer and consumer preferences. We may also not timely adapt to changes or methods in carbon pricing that could increase our costs and reduce our competitiveness. The cost associated with our GHG emissions reduction goals could be significant. We also participate, along with other companies, institutes, universities, trade associations and other organizations, in various initiatives, campaigns, and other projects that express various ambitions, aspirations and goals related to climate change, emissions and energy transition. Our individual ambitions, future performance or policies may differ from the ambitions of those organizations or the individual ambitions of other participants in these various initiatives, campaigns, and other projects, and we may unilaterally change our own ambitions, aspirations and goals. Failure to achieve our emissions targets could result in reputational harm, enforcement or litigation, changing investor sentiment regarding investment in LyondellBasell or a negative impact on access to and cost of capital.

Failure to achieve our circularity goals could have an adverse effect on the demand for our products and damage our reputation.
In September 2020, we announced a circularity goal of producing and marketing at least two million metric tons of recycled and renewable-based polymers annually by 2030. Many of our customers also have goals to increase the recycled and renewable content in their own products and packaging. Our ability to achieve this goal depends on many factors, including the availability of collection and sortation infrastructure, evolving regulations on chemical recycling and recycled content, our ability to grow our CLCS business, established in 2022, make investments in new technologies, expand the global footprint of our recycling facilities and joint ventures, secure access to feedstock, and manufacture recycled and low carbon products at commercial scale. In 2024, we began construction on our first industrial-scale chemical recycling plant at our site in Wesseling, Germany, which utilizes our proprietary MoReTec technology, and we may encounter difficulties in the construction or operation of the facility, or the implementation of MoReTec technology at that scale, which could negatively impact our ability to achieve our goals and damage our reputation with customers and other stakeholders.
General Risk Factors
Increased IT and cybersecurity threats and more sophisticated and targeted computer crime could pose a risk to our systems, networks, data, products, facilities and services, and the expansion of related regulatory requirements could increase our costs and disrupt our operations.

Increased global information cybersecurity threats and more sophisticated, targeted computer crime pose a risk to the confidentiality, availability and integrity of our data, operations and infrastructure. Our cybersecurity and infrastructure protection technologies, disaster recovery plans and systems, employee training and vendor risk management may not be sufficient to defend us against all unauthorized attempts to access our information or impact our systems. We – and our third-party vendors and service providers – have been and may in the future be subject to cybersecurity events of varying degrees. To date, the impacts of prior events have not had a material adverse effect on us, however, there is no assurance that such an event has not already occurred and we are unaware of it, or that we will not suffer a cybersecurity breach and loss in the future. We devote significant resources to prevent cybersecurity events, incidents, and breaches and to protect our data, but our systems and procedures for identifying and protecting against such attacks and mitigating such risks may prove to be insufficient due to system vulnerabilities, human error or malfeasance, or other factors.

Cybersecurity events involving our information technology systems or those of our third-party vendors and service providers can result in disclosure, unavailability, loss of integrity, theft, destruction, loss, misappropriation or release of confidential financial data, regulated personally identifying or identifiable information, intellectual property and other information; give rise to remediation or other expenses; result in litigation, claims and increased regulatory review or scrutiny; reduce our customers’ willingness to do business with us; disrupt our operations and the services we provide to customers; and subject us to litigation and legal liability under international, U.S. federal and state laws and regulations. Any of such results could have a material adverse effect on our reputation, business, financial condition, results of operations and cash flows.

We are subject to a variety of laws and regulations in Europe, the United States and other jurisdictions regarding privacy, data protection, and data security, including those related to the collection, storage, handling, use, disclosure, transfer, and security of personal data, and impose obligations on us to ensure transparency, purpose limitation, data minimization, accuracy, storage limitation, integrity, confidentiality, and accountability. Compliance with and interpretation of various data privacy regulations continue to evolve, and any violation could subject us to legal claims, regulatory penalties, and damage to our reputation.

In addition, the complex and dynamic regulatory environment surrounding artificial intelligence (“AI”), including generative AI, subjects us to a variety of risks. These risks include, but are not limited to, data privacy and security vulnerabilities, intellectual property patent, copyright, and misappropriation claims, unauthorized third-party usage of data associated with training models, and malicious use and advanced deceitful communication methods. AI may be leveraged by threat actors to enhance the volume and sophistication of their attacks, potentially resulting in a cybersecurity event affecting us or our suppliers. Furthermore, we face potential missed innovation opportunities and competitive disadvantages. The evolving nature of AI regulations, such as the European Union Artificial Intelligence Act and other global legislative efforts, adds to the uncertainty and complexity of compliance. Changes in these regulations may require significant adjustments to our AI strategies and operations, potentially leading to increased costs and operational disruptions.

Many of our businesses depend on our intellectual property. Our future success will depend in part on our ability to develop new technologies and protect our intellectual property rights, and our inability to do so could reduce our ability to maintain our competitiveness and margins.
We have a significant worldwide patent portfolio of issued and pending patents, and our future results could be impacted by our ability to successfully develop and protect new processes and technologies. Our patents and patent applications, together with proprietary technical know-how, are significant to our competitive position, particularly with regard to PO, intermediate chemicals, polyolefins, licensing and catalysts. We rely on the patent, copyright and trade secret laws of the countries in which we operate to protect our investment in research and development, manufacturing and marketing. We operate plants, sell catalysts and products, participate in joint ventures, and license our process technology in many foreign jurisdictions, including those having heightened risks for intellectual property. In some of these instances, we must disclose at least a portion of our technology to third parties or regulatory bodies. In these cases, we rely primarily on contracts and trade secret laws to protect the associated trade secrets. However, we may be unable to prevent third parties from using our intellectual property without authorization. Proceedings to protect these rights could be costly, and we may not prevail.
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
We are subject to and may in the future be subject to a variety of legal proceedings, claims, and controversies that arise out of the ordinary conduct of our business. Results and timing of these legal matters cannot be predicted with certainty. Irrespective of the merits, litigation and dispute resolution may be both lengthy and disruptive to our operations and may cause significant expenditure and diversion of management attention. We may be faced with significant monetary damages or injunctive relief against us that could have an adverse impact on our business and results of operations should we fail to prevail in certain matters.
For example, in 2024, we were named as one defendant in two separate proposed class action cases related to industry-wide claims about plastics recyclability. The claims made in litigation filed in Kansas are related to alleged public nuisance from plastic waste in the environment, and litigation filed in Missouri seeks damages under antitrust, unfair competition and consumer protection laws. Although the Kansas case was subsequently dismissed, the Missouri case is still pending, and it is possible that similar cases in the future could result in significant fines or damages, or injunctive action that could adversely affect our ability to conduct our business or negatively impact our financial condition or results of operations.
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
There is substantial and continuous competition for engineering, manufacturing, and operations employees. We may not be successful in attracting and retaining such personnel, and we may experience increased compensation and training costs that may not be offset by either improved productivity or higher sales. We have from time to time experienced, and we may continue to experience, difficulty in hiring and retaining employees with appropriate qualifications, and may not be able to fill positions in desired geographic areas or at all.

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
Many of our current pension plans have projected benefit obligations that exceed the fair value of the plan assets. As of December 31, 2024, the aggregate deficit was $815 million. Any declines in the fair values of the pension plans’ assets could require additional payments by us in order to maintain specified funding levels.
Our pension plans are subject to legislative and regulatory requirements of applicable jurisdictions, which could include, under certain circumstances, local governmental authority to terminate the plan.
See Note 14 to the Consolidated Financial Statements for additional information regarding pensions and other post-retirement benefits.
Item 1B.    Unresolved Staff Comments
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
Our management utilizes a systematic approach to evaluating and determining risk tolerance and prioritizes the safeguarding of our digital assets. The Chief Information Security Officer (“CISO”) is the Vice President of Cybersecurity leading our cybersecurity program and reports to the Executive Vice President and Chief Innovation Officer, who serves on the Executive Committee and reports to the CEO. The CISO has a Master of Science degree in Cybersecurity Operations, is certified as an information security professional with the International Information System Security Certification Consortium (ISC2) and International Association of Privacy Professionals, and has over thirty years of leadership experience in technology, systems architecture, and cybersecurity.

Cybersecurity events are continuously monitored by global security operations centers staffed in the United States, European Union, and Asia Pacific regions with events and incidents being managed based upon the MITRE ATT&CK framework, a system for classifying and describing cyberattacks and intrusions. Management provides guidance and is informed of cybersecurity events through a committee with cross-functional representation of executive leadership. The committee meets at least quarterly for activities such as determining policy, reviewing active risks, assessing impact of emerging threats or regulatory changes, and monitoring active incidents. This committee also receives escalated alerts within 24-hours of confirmed cybersecurity events, and will determine the severity of the incident, engage with crisis management as necessary, and disseminate that information internally as appropriate and warranted. The Company’s generative artificial intelligence strategy is to “Generate Responsibly,” actively providing education and awareness, encouraging the safe exploration of generative AI tools and resources, consistent with Company data protection policies and standards.
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

We recognize the risk posed by global cybersecurity threats, and our Board is regularly updated on emerging risks and maintains oversight of our cybersecurity program implemented to address them. In 2024, management provided a detailed cybersecurity update to the Board and led discussions on specific cybersecurity and process control topics at its May meeting. The Board also attended a training session led by outside counsel on the challenges public companies face with respect to cybersecurity and ransomware attacks in November.
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
•business continuity plans that are well documented and tested regularly; disaster recovery plans that are also well documented and tested at least annually; certain key financial applications that are tested at least semi-annually; and
•coverage for non-damage business interruption or liability for data breaches as a part of the Company’s combined insurance programs.
In addition, in 2024, management conducted ransomware simulation exercises and engaged outside consultants to perform external perimeter penetration testing.
While we attempt to mitigate cybersecurity risks by employing a number of measures, as described above, our employees, systems, networks, products, facilities and services remain potentially vulnerable to ransomware or sophisticated espionage. Depending on their nature and scope, such threats could potentially lead to the compromise of confidential information, improper use of our systems and networks, manipulation and destruction of data, defective products, production downtimes and operational disruptions, which in turn could adversely affect our reputation, competitiveness and results of operations or financial condition. As of February 27, 2025, we do not believe that any cybersecurity threats, including those resulting from any previous cybersecurity incidents, have materially affected, or are reasonably likely to materially affect, the Company, including its business strategy, results of operations or financial condition. See Item 1A. Risk Factors - General Risk Factors for additional information.
Item 3.    Legal Proceedings.
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
Holders
As of February 25, 2025, there were approximately 5,000 record holders of our shares, including Cede & Co. as nominee of the Depository Trust Company.
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
The graph below shows the relative investment performance of LyondellBasell Industries N.V. shares, the S&P 500 Index and the S&P 500 Chemicals Index since December 31, 2019. The graph assumes that $100 was invested on December 31, 2019 and any dividends paid were reinvested at the date of payment. The graph is presented pursuant to SEC rules and is not meant to be an indication of our future performance.

	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
LyondellBasell Industries N.V.	$100.00	$102.64	$107.84	$106.79	$128.89	$106.49
S&P 500 Index	$100.00	$118.40	$152.39	$124.79	$157.59	$197.02
S&P 500 Chemicals Index	$100.00	$118.05	$148.63	$131.89	$146.45	$146.15
Issuer Purchases of Equity Securities

2024 Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1 - October 31	—	$—	—	32,820,080
November 1 - November 30	384,698	$85.80	384,698	32,435,382
December 1 - December 31	629,480	$75.47	629,480	31,805,902
Total	1,014,178	$79.39	1,014,178	31,805,902
On May 24, 2024, our shareholders approved a share repurchase authorization of up to 34.0 million ordinary shares, through November 24, 2025, which superseded any prior repurchase authorizations. The maximum number of shares that may yet be purchased is not necessarily an indication of the number of shares that will ultimately be purchased.
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
The discussion summarizing the significant factors affecting the results of operations and financial condition for the year ended December 31, 2022 and for the year ended December 31, 2023 compared to 2022 has been excluded from this Form 10-K and can be found in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2023 which was filed with the Securities and Exchange Commission on February 22, 2024 of which Item 7 is incorporated herein by reference.
OVERVIEW
Results for 2024 decreased when compared to 2023 as impairments recognized in 2024 primarily in our Olefins and Polyolefins-Europe, Asia, International (“O&P-EAI”) segment were partially offset by impairment charges recognized in 2023 in our Advanced Polymer Solutions (“APS”) and Intermediates & Derivatives (“I&D”) segments. Throughout 2024, petrochemical markets faced headwinds from soft global demand, rising raw material costs and economic uncertainty. Markets were broadly pressured by weak demand for durable goods, which impacted margins in the company's Olefins and Polyolefins-Americas (“O&P-Americas”), O&P-EAI and I&D segments. Margins for our I&D and Refining segments fell due to lower crude oil prices and gasoline crack spreads. These decreases were offset by industry cracker outages which benefited olefins margins in our O&P-Americas segment. Margin recovery in the APS segment was limited by global declines in automotive production.
We remain committed to our balanced and disciplined capital allocation strategy. During 2024, we generated $3,819 million in cash from operating activities, invested $1,839 million in capital expenditures and returned $1,915 million to shareholders through dividend payments and share repurchases.

Results of operations for the periods discussed are presented in the table below.

	Year Ended December 31,
Millions of dollars	2024	2023
Sales and other operating revenues	$40,302	$41,107
Cost of sales	35,738	35,849
Impairments	949	518
Selling, general and administrative expenses	1,663	1,557
Research and development expenses	135	130
Operating income	1,817	3,053
Interest expense	(481)	(477)
Interest income	150	129
Gain on sale of business	284	—
Other income (expense), net	50	(58)
Loss from equity investments	(217)	(20)
Income from continuing operations before income taxes	1,603	2,627
Provision for income taxes	240	501
Income from continuing operations	1,363	2,126
Income (loss) from discontinued operations, net of tax	4	(5)
Net income	1,367	2,121
Other comprehensive income (loss), net of tax –
Financial derivatives	115	(80)
Defined benefit pension and other postretirement benefit plans	(2)	(97)
Foreign currency translations	(169)	73
Total other comprehensive income (loss), net of tax	(56)	(104)
Comprehensive income	$1,311	$2,017
RESULTS OF OPERATIONS
Revenues—Revenues decreased by $805 million, or 2%, in 2024 compared to 2023. Lower average sales prices driven by lower demand resulted in a 2% decrease in revenues.
Cost of Sales—Cost of sales remained relatively unchanged, in 2024 compared to 2023. Fluctuations in our cost of sales are generally driven by changes in feedstock and energy costs. On an annual basis, feedstock and energy related costs generally represent approximately 75% to 80% of cost of sales. Other variable costs account for approximately 10% of cost of sales and fixed operating costs, consisting primarily of expenses associated with employee compensation, depreciation and amortization, and maintenance, account for the remainder.
Impairments—During 2024, we recognized non-cash impairment charges of $949 million, primarily consisting of impairments of property, plant and equipment of $892 million in our O&P-EAI and APS segments. During 2023, we recognized non-cash impairment charges of $518 million, primarily consisting of a goodwill impairment charge of $252 million in our APS segment and an impairment charge of $192 million related to our European PO joint venture recognized in our I&D segment. See Notes 7, 8 and 20 to the Consolidated Financial Statements for additional information regarding impairment charges.
SG&A Expenses—Selling, general and administrative (“SG&A”) expenses increased by $106 million, or 7%, in 2024 compared to 2023, primarily attributable to an increase in employee-related expenses.

Operating Income—Operating income decreased by $1,236 million, or 40%, in 2024 compared to 2023. In 2024, Operating income decreased for our O&P-EAI, Refining, and I&D segments by $848 million, $434 million and $311 million, respectively. Operating income for our APS, O&P-Americas and Technology segments increased by $213 million, $140 million and $4 million, respectively, in 2024 compared to 2023. Results for each of our business segments are discussed further in the Segment Analysis section below.
Gain on Sale of Business—In the second quarter of 2024, we completed the sale of our Ethylene Oxide & Derivatives (“EO&D”) business and associated production facilities located in Bayport, Texas and recognized a pre-tax gain of $284 million. See Note 20 to the Consolidated Financial Statements for additional information.
Loss from Equity Investments—Losses from equity investments increased $197 million, or 985%, in 2024 compared to 2023. Approximately 82% of the change was driven by our O&P-EAI segment, primarily due to the recognition of a deferred tax valuation allowance charge by our Chinese joint venture. The remaining change was primarily driven by lower polypropylene margins at our Mexican joint venture in our O&P-Americas segment.
Income Taxes—Our effective income tax rates of 15.0% in 2024 and 19.1% in 2023 resulted in tax provisions of $240 million and $501 million, respectively. The lower effective tax rate for 2024 was primarily attributable to changes in earnings in countries with varying statutory tax rates, largely attributable to fourth quarter non-cash impairments decreasing the effective tax rate by 5.5% in comparison to 2023. There was a further decrease in the effective tax rate of 1.7% related to fluctuations in foreign exchange gains and losses, partially offset by an increase in the effective tax rate of 2.6% related to reduced exempt income in 2024. For additional information, see Note 16 to the Consolidated Financial Statements.
Comprehensive Income—Comprehensive income decreased by $706 million in 2024 compared to 2023, primarily due to a decrease in net income. The activities from the remaining components of Comprehensive income are discussed below.
Financial derivatives designated as cash flow hedges, primarily our commodity swaps, led to an increase in Comprehensive income of $195 million in 2024 compared to 2023, reflecting commodity pricing volatility. Defined benefit pension and other postretirement benefit plans led to an increase in Comprehensive income of $95 million in 2024 compared to 2023, primarily due to actuarial gains resulting from higher-than-expected asset returns offset by a decrease in discount rates. Foreign currency translations decreased Comprehensive income by $242 million in 2024 compared to 2023, primarily due to the strengthening of the U.S. dollar relative to the euro in 2024, offset by the effective portion of our net investment hedges. See Notes 13, 14 and 18 to the Consolidated Financial Statements for further discussions.

Segment Analysis
We use earnings from continuing operations before interest, income taxes, and depreciation and amortization (“EBITDA”) as our measure of profitability for segment reporting purposes. This measure of segment operating results is used by our chief operating decision maker to assess the performance of, and allocate resources to, our operating segments. Intersegment eliminations and items that are not directly related or allocated to business operations, such as foreign exchange gains or losses and components of pension and other post-retirement benefits other than service costs, are included in “Other.” See the table below for a reconciliation of EBITDA to its nearest generally accepted accounting principles (“GAAP”) measure.
The following table presents the reconciliation of Net Income to EBITDA for each of the periods presented:

	Year Ended December 31,
Millions of dollars	2024	2023
Net income	$1,367	$2,121
(Income) loss from discontinued operations, net of tax	(4)	5
Income from continuing operations	1,363	2,126
Provision for income taxes	240	501
Depreciation and amortization	1,522	1,534
Interest expense, net	331	348
EBITDA	$3,456	$4,509

Our continuing operations are managed through six reportable segments: O&P-Americas, O&P-EAI, I&D, APS, Refining and Technology. Revenues and other information for the periods presented are reflected in the tables below for our reportable segments:

	Year Ended December 31,
Millions of dollars	2024	2023
Sales and other operating revenues:
O&P-Americas segment	$11,533	$11,280
O&P-EAI segment	10,867	10,479
I&D segment	10,424	11,086
APS segment	3,634	3,698
Refining segment	8,559	9,714
Technology segment	671	663
Other, including intersegment eliminations	(5,386)	(5,813)
Total	$40,302	$41,107
Operating income (loss):
O&P-Americas segment	$1,805	$1,665
O&P-EAI segment	(1,008)	(160)
I&D segment	951	1,262
APS segment	(48)	(261)
Refining segment	(213)	221
Technology segment	338	334
Other, including intersegment eliminations	(8)	(8)
Total	$1,817	$3,053

	Year Ended December 31,
Millions of dollars	2024	2023
Depreciation and amortization:
O&P-Americas segment	$619	$587
O&P-EAI segment	220	207
I&D segment	401	443
APS segment	90	98
Refining segment	150	158
Technology segment	42	41
Total	$1,522	$1,534
Income (loss) from equity investments:
O&P-Americas segment	$13	$49
O&P-EAI segment	(217)	(55)
I&D segment	(13)	(13)
APS segment	—	(1)
Total	$(217)	$(20)
Impairments:
O&P-Americas segment	$—	$25
O&P-EAI segment	892	38
I&D segment	2	192
APS segment	55	252
Refining segment	—	11
Total	$949	$518
Gain on sale of business:
I&D segment	$284	$—
Total	$284	$—
Other income (expense), net:
O&P-Americas segment	$8	$2
O&P-EAI segment	14	(1)
I&D segment	41	(13)
APS segment	12	2
Refining segment	3	—
Technology segment	(1)	—
Other, including intersegment eliminations	(27)	(48)
Total	$50	$(58)
EBITDA:
O&P-Americas segment	$2,445	$2,303
O&P-EAI segment	(991)	(9)
I&D segment	1,664	1,679
APS segment	54	(162)
Refining segment	(60)	379
Technology segment	379	375
Other, including intersegment eliminations	(35)	(56)
Total	$3,456	$4,509

Olefins and Polyolefins-Americas Segment
Overview—EBITDA increased in 2024 relative to 2023 primarily due to improved olefins margins, partially offset by lower polymer margins.
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
We have flexibility to vary the raw material mix and process conditions in our U.S. olefins plants in order to maximize profitability as market prices fluctuate for both feedstocks and products. Although prices of crude-based liquids and natural gas liquids are generally related to crude oil and natural gas prices, during specific periods the relationships among these materials and benchmarks may vary significantly. Ethane made up approximately 75% and 70% of the raw materials used in our North American crackers in 2024 and 2023, respectively.
The following table sets forth selected financial information for the O&P-Americas segment including Income from equity investments, which is a component of EBITDA.

	Year Ended December 31,
Millions of dollars	2024	2023
Sales and other operating revenues	$11,533	$11,280
Income from equity investments	13	49
EBITDA	2,445	2,303
Revenues—Revenues increased by $253 million, or 2%, in 2024 compared to 2023. Higher average sales prices across most of our products resulted in a 5% increase in revenue. Lower co-product volumes driven by unplanned outages resulted in a 3% decrease in revenue.
EBITDA—EBITDA increased by $142 million, or 6%, in 2024 compared to 2023. Higher olefins results led to a 19% increase in EBITDA primarily driven by higher margins resulting from higher ethylene prices due to industry cracker downtime and lower feedstock and energy cost. Lower polymer results led to a 5% decrease in EBITDA primarily due to lower margins reflecting higher monomer cost. During 2024 and 2023, we recognized a LIFO inventory charge of $22 million and benefit of $73 million, respectively, which resulted in a 4% decrease in EBITDA. EBITDA decreased 2% due to lower income from equity investments reflecting lower polypropylene margins at our joint venture in Mexico.
Olefins and Polyolefins-Europe, Asia, International Segment
Overview—EBITDA decreased in 2024 compared to 2023 primarily driven by an $837 million non-cash impairment of property, plant and equipment related assets included in our European strategic review.
In calculating the impact of margin and volume on EBITDA, consistent with industry practice, management offsets revenues and volumes related to ethylene co-products against the cost to produce ethylene. Volume and price impacts of ethylene co-products are reported in margin.
Ethylene Raw Materials—In Europe, naphtha is the primary raw material for our ethylene production and represented approximately 60% and 65% of the raw materials used in 2024 and 2023, respectively.

The following table sets forth selected financial information for the O&P-EAI segment including Loss from equity investments, which is a component of EBITDA.

	Year Ended December 31,
Millions of dollars	2024	2023
Sales and other operating revenues	$10,867	$10,479
Loss from equity investments	(217)	(55)
EBITDA	(991)	(9)
Revenues—Revenues increased by $388 million, or 4%, in 2024 compared to 2023. Higher average sales prices and volumes each resulted in a 2% increase in revenue primarily due to higher demand.
EBITDA—EBITDA decreased by $982 million in 2024 compared to 2023. The decrease in EBITDA was largely driven by an $837 million non-cash impairment of property, plant and equipment related to our European assets included in our strategic review. Increase in losses from equity investments of $162 million, driven by a deferred tax valuation allowance recognized in the fourth quarter of 2024 by a Chinese joint venture reduced EBITDA. The remainder of the change was primarily driven by an increase in polymer results as margins improved due to higher average prices coupled with lower energy costs.
Intermediates and Derivatives Segment
Overview—EBITDA decreased in 2024 compared to 2023, primarily driven by lower oxyfuels and related products margins as a result of lower crude oil and gasoline pricing combined with lower blend premiums.
The following table sets forth selected financial information for the I&D segment including Loss from equity investments, which is a component of EBITDA.

	Year Ended December 31,
Millions of dollars	2024	2023
Sales and other operating revenues	$10,424	$11,086
Loss from equity investments	(13)	(13)
EBITDA	1,664	1,679
Revenues—Revenues decreased by $662 million, or 6%, in 2024 compared to 2023 driven by lower average sales prices for oxyfuels and related products as a result of lower gasoline crack spreads and blend premiums.
EBITDA—EBITDA decreased $15 million, or 1%, in 2024 compared to 2023. Lower oxyfuels and related products margins driven by lower gasoline cracks in the US and Europe and lower oxyfuel prices as compared to the prior year drove a 43% decrease in EBITDA. The decrease was partially offset by increased oxyfuels and related products volumes primarily from our newest PO/TBA plant which drove an 11% increase in EBITDA. During 2024 we recognized a $284 million gain on the sale of our EO&D business which resulted in a 17% increase in EBITDA. During 2023, we recognized a non-cash impairment charge of $192 million related to our equity investment in the European PO joint venture. The absence of a similar charge in 2024 resulted in a 11% increase in EBITDA.

Advanced Polymer Solutions Segment
Overview—EBITDA increased in 2024 compared to 2023, largely due to a decrease in non-cash impairment charges.
The following table sets forth selected financial information for the APS segment including Loss from equity investments, which is a component of EBITDA.

	Year Ended December 31,
Millions of dollars	2024	2023
Sales and other operating revenues	$3,634	$3,698
Loss from equity investments	—	(1)
EBITDA	54	(162)
Revenues—Revenues decreased in 2024 by $64 million, or 2%, compared to 2023 as a result of lower average sales prices.

EBITDA—EBITDA increased in 2024 by $216 million, or 133%, compared to 2023. During 2023, we recognized a non-cash goodwill impairment charge of $252 million after the effect of moving our Catalloy and polybutene-1 businesses from our APS segment and reintegrating them into our O&P-Americas and O&P-EAI segments. During 2024, we recognized a non-cash impairment charge of $55 million related to our specialty powders business. The change in impairment charges in 2024 relative to 2023 resulted in a 122% increase in EBITDA. Improved margins primarily driven by lower raw material cost and favorable mix resulted in a 16% increase in EBITDA.
Refining Segment
Overview—EBITDA decreased in 2024 relative to 2023 primarily due to lower margins.
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

	Year Ended December 31,
Millions of dollars	2024	2023
Sales and other operating revenues	$8,559	$9,714
EBITDA	(60)	379

Thousands of barrels per day
Heavy crude oil processing rates	237	237

Market margins, dollars per barrel
Brent - 2-1-1	$16.16	$25.71
Brent - Maya differential	11.49	13.26
Total Maya 2-1-1	$27.65	$38.97
Revenues—Revenues decreased by $1,155 million, or 12%, in 2024 compared to 2023 driven by lower product prices reflecting lower margins on refined products.

EBITDA—EBITDA decreased by $439 million or 116%, in 2024 compared to 2023. Lower margins drove a 152% decrease in EBITDA primarily due to a decrease in the Maya 2-1-1 industry crack spread of approximately $11 per barrel to $28 per barrel. A decrease in costs incurred related to our planned exit from the refining business in 2024 compared to 2023 resulted in a 25% increase in EBITDA.
Technology Segment
Overview—Our Technology segment recognizes revenues related to the sale of polyolefin catalysts and the licensing of chemical and polyolefin process technologies. These revenues are offset in part by the costs incurred in the production of catalysts, licensing and services activities and research and development (“R&D”) activities. In 2024 and 2023, our Technology segment incurred approximately 55% and 50% of all R&D costs, respectively.
EBITDA increased in 2024 compared to 2023 primarily due to higher licensing results partially offset by lower catalyst demand.
The following table sets forth selected financial information for the Technology segment.

	Year Ended December 31,
Millions of dollars	2024	2023
Sales and other operating revenues	$671	$663
EBITDA	379	375
Revenues—Revenues increased by $8 million, or 1%, in 2024 compared to 2023. Higher licensing revenues resulting from a higher number of contracts reaching significant milestones drove a 3% increase in revenue. Higher catalyst prices drove a 1% increase in revenues. Lower catalyst volumes resulting from lower demand drove a 3% decrease in revenues.
EBITDA—EBITDA in 2024 increased by $4 million, or 1%, compared to 2023. Licensing results led to a 6% increase in EBITDA resulting from more contracts reaching significant milestones. Lower catalyst volumes driven by lower demand resulted in a 4% decrease in EBITDA.

FINANCIAL CONDITION
The following table summarizes operating, investing and financing cash flow activities:

	Year Ended December 31,
Millions of dollars	2024	2023
Cash provided by (used in):
Operating activities	$3,819	$4,942
Investing activities	(1,853)	(1,777)
Financing activities	(1,895)	(1,950)
Operating Activities—Cash provided by operating activities of $3,819 million in 2024 primarily reflected earnings adjusted for non-cash items and cash used by the main components of working capital–Accounts receivable, Inventories and Accounts payable.
In 2024, the main components of working capital provided $30 million of cash driven by a decrease in Accounts receivable and Inventories, partially offset by a decrease in Accounts payable. The decrease in Accounts receivable was due to lower average sales prices coupled with timing of sales and customer payments. The decrease in Inventories was primarily driven by higher sales volumes, slightly offset by inventory build in anticipation of turnarounds in the first quarter of 2025. The decrease in Accounts payable was driven by decreased raw material costs, partially offset by timing of payments.
Cash provided by operating activities of $4,942 million in 2023 primarily reflected earnings adjusted for non-cash items and cash provided by the main components of working capital.
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
Investing Activities—Capital expenditures in 2024 totaled $1,839 million compared to $1,531 million in 2023, of which approximately 75% and 70%, respectively, support sustaining maintenance such as turnaround activities at several sites as well as other plant Health, Safety and Environmental projects. The remaining expenditures support profit-generating growth projects. See Note 20 to the Consolidated Financial Statements for additional information regarding capital spending by segment.
In 2024, we sold our EO&D business for $689 million and invested approximately $500 million to acquire a 35% stake in the National Petrochemical Industrial Company (“NATPET”) joint venture. See Notes 8 and 20 to the Consolidated Financial Statements for additional information.
In 2024, foreign currency contracts with an aggregate notional value of €850 million expired. Upon settlement of these foreign currency contracts, we paid €850 million ($921 million at the expiry spot rate) to our counterparties and received $967 million from our counterparties.
In 2023, foreign currency contracts with an aggregate notional value of €750 million expired. Upon settlement of these foreign currency contracts, we paid €750 million ($820 million at the expiry spot rate) to our counterparties and received $903 million from our counterparties.
Financing Activities—We made dividend payments totaling $1,720 million and $1,610 million, in 2024 and 2023, respectively. Additionally, in 2024 and 2023, we made payments of $195 million and $211 million to repurchase outstanding ordinary shares, respectively. For additional information related to our share repurchases and dividend payments, see Note 18 to the Consolidated Financial Statements.
In 2024, we issued $750 million of 5.5% guaranteed notes due 2034. Additionally, we repaid the $775 million remaining of outstanding principal on our 5.75% senior notes due 2024.

In 2023, we issued $500 million of 5.625% guaranteed notes due 2033. Additionally, we repaid the $425 million remaining of outstanding principal on our 4.0% guaranteed notes due 2023. For additional detail regarding these debt transactions see Note 11 to the Consolidated Financial Statements.
In 2023, we made net repayments of $200 million through the issuance and repurchase of commercial paper instruments under our commercial paper program.
In 2024, foreign currency contracts with an aggregate notional value of €784 million expired. Upon settlement of these foreign currency contracts, which were designated as cash flow hedges, we paid €784 million ($835 million at the expiry spot rate) to our counterparties and received $849 million from our counterparties.
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
Cash and Liquid Investments
As of December 31, 2024, we had Cash and cash equivalents totaling $3,375 million, which includes $1,172 million in jurisdictions outside of the U.S., primarily held within the European Union. There are currently no legal or economic restrictions that would materially impede our transfers of cash.
Credit Arrangements
At December 31, 2024, we had total debt, including current maturities, of $11,149 million. Additionally, we had $174 million of outstanding letters of credit, bank guarantees and surety bonds issued under uncommitted credit facilities.
We had total unused availability under our credit facilities of $4,650 million at December 31, 2024, which included the following:
•$3,750 million under our $3,750 million Senior Revolving Credit Facility. This facility backs our $2,500 million commercial paper program. Availability under this facility is net of outstanding borrowings, outstanding letters of credit provided under the facility and notes issued under our commercial paper program. At December 31, 2024, we had no outstanding commercial paper and no borrowings or letters of credit outstanding under this facility; and
•$900 million under our $900 million U.S. Receivables Facility. Availability under this facility is subject to a borrowing base of eligible receivables, which is reduced by outstanding borrowings and letters of credit, if any. At December 31, 2024, we had no borrowings or letters of credit outstanding under this facility.
In 2024, we amended some terms of our credit agreements. See Note 11 to the Consolidated Financial Statements for additional details.

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
Share Repurchases
In May 2024, our shareholders approved a proposal to authorize us to repurchase up to 34.0 million ordinary shares, through November 24, 2025, which superseded any prior repurchase authorizations. Our share repurchase authorization does not have a stated dollar amount, and purchases may be made through open market purchases, private market transactions or other structured transactions. Repurchased shares could be retired or used for general corporate purposes, including for various employee benefit and compensation plans. The maximum number of shares that may yet be purchased is not necessarily an indication of the number of shares that will ultimately be purchased. In 2024, we purchased 2.2 million shares under our share repurchase authorization for $198 million.
As of February 25, 2025, we had approximately 31.1 million shares remaining under the current authorization. The timing and amounts of additional shares repurchased, if any, will be determined based on our evaluation of market conditions and other factors, including any additional authorizations approved by our shareholders. For additional information related to our share repurchase authorizations, see Note 18 to the Consolidated Financial Statements.
Capital Budget
In 2025, we are planning to invest approximately $1.9 billion in capital expenditures. Approximately $1.2 billion of the 2025 budget is planned for sustaining maintenance, with the remaining budget supporting profit-generating growth projects. Our profit-generating growth project budget includes approximately $350 million, for projects that support our sustainability goals, including investments in emissions reduction and our CLCS business. Our capital spending plans are aligned with our strategic pillars.
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
We are party to obligations to purchase raw materials, utilities and industrial gases which are designed to ensure sources of supply and are not expected to be in excess of normal requirements. These purchase arrangements include provisions which state minimum purchase quantities or fixed-fees; however, in the event we do not take the contractual minimum volumes, we are obligated to compensate the vendor only for any resulting economic losses they suffer. No material fees were paid to vendors for such losses in 2024. Assuming that contractual minimum volumes are purchased at contract prices as of December 31, 2024, these commitments represent approximately 15% of our annual Cost of sales with a weighted average remaining term of 8 years.
We also have purchase obligations under take-or-pay agreements which require us to either buy and take delivery of a minimum quantity of goods or to pay for any shortfall. These arrangements largely relate to product off-take agreements with a joint venture located in Poland. No material shortfall was paid for quantities not taken under these contracts in 2024. When valued using a contract price as of December 31, 2024, these commitments represent approximately 5% of our annual Cost of sales with a weighted average remaining term of 14 years.

CURRENT BUSINESS OUTLOOK
In 2025 we remain watchful and prepared for the macroeconomic catalysts that will eventually drive restocking of supply chains, improve demand for durable goods and support a more broad-based economic recovery. One indicator of recovery is that North American domestic demand for polyolefins rebounded in 2024, after two years of declines. Increased driving and summertime gasoline specifications should lead to typical seasonal improvements in oxyfuels margins. We expect a gradual recovery in oxyfuel margins over the summer months, with strong octane premiums and the relatively low cost of butane raw materials supportive of long-term oxyfuels fundamentals. Tariff and trade uncertainties are potential headwinds. Our refining operations will cease in the first quarter of 2025, a strategic milestone paving the way for continued growth in circular and low-carbon feedstocks and products. We are aligning our first quarter operating rates with global demand and expect to operate our O&P-Americas, O&P-EAI and I&D assets at approximately 80%, 75% and 80%, respectively.
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
At the end of 2024, we estimated VEP benefits to have a year-end annual run rate of approximately $610 million of Net income which, after adding back income taxes and depreciation and amortization of $155 million and $35 million, respectively, results in approximately $800 million of recurring annual EBITDA. We incurred one-time costs of approximately $200 million per year in 2023 and 2024 related to our Value Enhancement Program.
We anticipate that our VEP will achieve a 2025 year-end annual run rate of approximately $760 million of Net income, which, after adding back income taxes and depreciation and amortization of approximately $190 million and $50 million, respectively, results in approximately $1,000 million of recurring annual EBITDA. We estimate incurring one-time costs of $200 million in 2025 related to our Value Enhancement Program.
RELATED PARTY TRANSACTIONS
We have related party transactions with our joint ventures. We believe that such transactions are affected on terms substantially no more or less favorable than those that would have been agreed upon by unrelated parties on an arm’s length basis. See Note 4 to the Consolidated Financial Statements for additional related party disclosures.
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
We do not believe any of our inventory is at risk for impairment at this time, however as prices for our products and raw materials are inherently volatile, no prediction can be given with certainty. Given the inherent volatility in the prices of our finished goods and raw materials, sustained price declines could result in LCM inventory valuation charges.
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
In conjunction with our fourth quarter 2024 quarterly asset impairment analysis, we recognized non-cash impairment charges related to property, plant and equipment of $837 million in our O&P-EAI segment related to the European assets under strategic review and $55 million in our APS segment related to our specialty powders business. See Note 7 to the Consolidated Financial Statements for additional information.

The estimated fair values for the European assets and specialty powders business were calculated using a discounted cash flow method under the income approach and assumptions including management’s view on long-term growth rates in our industry, discount rates and other assumptions based on a market participant perspective. In the fourth quarter of 2024 we launched a marketing effort to gauge market interest in the European assets included in our strategic review. Fair value indicators obtained through our marketing efforts were also considered. These estimates required considerable judgment and are sensitive to changes in underlying assumptions such as future commodity prices, margins, operating rates and capital expenditures including repairs and maintenance. As a result, there can be no assurance that the estimates and assumptions made for purposes of our impairment determination will prove to be an accurate prediction of the future. Should our estimates and assumptions significantly change in future periods, it is possible that we may determine future impairment charges.

An estimate of the sensitivity to net income resulting from impairment calculations is not practicable, given the numerous assumptions, including pricing, volumes, discount rates, and market information provided by unrelated third parties that can materially affect our estimates. That is, unfavorable adjustments to some of the above listed assumptions may be offset by favorable adjustments in other assumptions. Property, plant and equipment impairments incurred represent a full write down of the assets, sensitivity analysis would not change the outcome of the impairment assessment.

Equity Method Investments Impairment—Investments in nonconsolidated entities accounted for under the equity method are assessed for impairment when there are indicators of a loss in value, such as a lack of sustained earnings capacity or a current fair value less than the investment’s carrying amount. When it is determined such a loss in value is other than temporary, an impairment charge is recognized for the difference between the investment’s carrying value and its estimated fair value. When determining whether a decline in value is other than temporary, management considers factors such as the duration and extent of the decline, the investee’s financial condition and near-term prospects, and our ability and intention to retain our investment for a period that will be sufficient to allow for any anticipated recovery in the value of the investment. Management’s estimate of fair value of an investment is based on the income approach and/or market approach. For the income approach, the fair value is typically based on the present value of expected future cash flows using discount rates believed to be consistent with those used by principal market participants. For the market approach, since quoted market prices are usually not available, we utilize market multiples of revenue and earnings derived from comparable publicly traded industrial gases companies.
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
Goodwill—As of December 31, 2024, we had goodwill of $1,561 million, primarily relating to the acquisition of A. Schulman Inc. in 2018 and the tax effect of the differences between the tax and book basis of our assets and liabilities resulting from the revaluation of those assets and liabilities to fair value in connection with the Company’s emergence from bankruptcy and fresh-start accounting in 2010.
Effective January 1, 2023, our Catalloy and polybutene-1 businesses were moved from our APS segment and reintegrated into our O&P-Americas and O&P-EAI segments. When moved, a portion of the APS reporting unit’s goodwill was allocated to the O&P-Americas and O&P-EAI segments based on the fair values of the businesses that were reintegrated relative to the fair value of the APS segment. In the first quarter of 2023, we evaluated goodwill for impairment immediately before and after the transfer of these businesses. Our evaluation resulted in the recognition of a non-cash goodwill impairment of $252 million recognized in our APS segment. See Notes 7 and 20 to the Consolidated Financial Statements.

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
In the fourth quarter of 2024, we performed a qualitative impairment assessment of our reporting units, which indicated that it was more likely than not that the fair value of our reporting units was greater than their carrying value including goodwill. Accordingly, a quantitative goodwill impairment test was not required.
In the fourth quarter of 2023, management performed a quantitative impairment assessment for our reporting units within our APS segment and a qualitative impairment assessment of our other reporting units, which indicated that the fair values of our reporting units were greater than their carrying values, including goodwill. Based on this assessment, our historical assessment for impairment, and forecasted demand for our products, a quantitative goodwill impairment test in the fourth quarter was not necessary.
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
The current benefit service costs, as well as the existing liabilities, for pensions and other post-retirement benefits are measured on a discounted present value basis. The discount rate is a current rate, related to the rate at which the liabilities could be settled. Our assumed discount rate is based on yield information for high-quality corporate bonds with durations comparable to the expected cash settlement of our obligations. For the purpose of measuring the benefit obligations at December 31, 2024, we used a weighted average discount rate of 5.35% for the U.S. plans, which reflects the different terms of the related benefit obligations. The weighted average discount rate used to measure obligations for non-U.S. plans at December 31, 2024, was 3.66%, reflecting market interest rates. The discount rates in effect at December 31, 2024 will be used to measure net periodic benefit cost during 2025.
The benefit obligation and the net periodic benefit cost of other post-retirement medical benefits are also measured based on assumed rates of future increase in the per capita cost of covered health care benefits. As of December 31, 2024, the assumed rate of increase for our U.S. plans was 6.5%, decreasing to 4.5% in 2033 and thereafter.
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

The weighted average expected long-term rate of return on assets in our U.S. plans of 7.25% is based on the average level of earnings that our independent pension investment advisor advised could be expected to be earned over time. The weighted average expected long-term rate of return on assets in our non-U.S. plans of 4.14% is based on expectations and asset allocations that vary by region. The asset allocations are summarized in Note 14 to the Consolidated Financial Statements.
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
The following table reflects the sensitivity of the benefit obligations and the net periodic benefit costs of our pension plans to changes in the actuarial assumptions:

	Effects on Benefit Obligations in 2024		Effects on Net Periodic Pension Costs in 2025
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Projected benefit obligations at December 31, 2024	$1,232	$1,389	$—	$—
Projected net periodic pension costs in 2025	—	—	59	54
Discount rate increases by 100 basis points	(101)	(176)	(7)	(5)
Discount rate decreases by 100 basis points	120	205	9	7
The sensitivity of our post-retirement benefit plans obligations and net periodic benefit costs to changes in actuarial assumptions are reflected in the following table:

	Effects on Benefit Obligations in 2024		Effects on Net Periodic Benefit Costs in 2025
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Projected benefit obligations at December 31, 2024	$139	$52	$—	$—
Projected net periodic benefit costs in 2025	—	—	(1)	3
Discount rate increases by 100 basis points	(10)	(10)	(1)	(1)
Discount rate decreases by 100 basis points	11	13	1	1
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
Deferred tax assets and liabilities are determined based on temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse.

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
Commodity Price Risk—Prices for our products and raw materials are subject to changes in supply and demand. Natural gas, crude oil, utilities, and refined products, along with feedstocks for ethylene and propylene production, constitute the main commodity exposures. Pricing terms in our raw material contracts are generally indexed to market prices. Changes in market prices for raw materials generally correlate with market prices for our products. In certain sales contracts, we may negotiate pricing terms to better align with changes in raw material costs. We also selectively enter commodity swap, option and futures contracts to manage commodity price risk. We estimate that a 10% change in commodity prices as of December 31, 2024 and 2023, would change the fair value of our commodity derivative contracts by approximately $45 million and $36 million, respectively.
Foreign Exchange Risk—We manufacture and market our products in many countries throughout the world and, as a result, are exposed to changes in foreign currency exchange rates. Our reporting currency is the U.S. dollar. Many of our operating entities use the euro as their functional currency. Translation adjustments are deferred in Accumulated other comprehensive income (loss).
We enter into foreign currency derivatives that are designated as net investment hedges to reduce the volatility in Shareholders’ equity resulting from translation adjustments associated with our net investments in foreign operations. We also enter into foreign currency contracts that are designated as cash flow hedges to manage the variability in cash flows associated with intercompany debt balances. The table below illustrates the impact on other comprehensive income (loss) of a 10% fluctuation in the foreign currency rate associated with the hedges at December 31:

	Notional Amount		10% Variance on Foreign Currency Rate	Impact on Other Comprehensive Loss
Millions of euro/dollars	2024	2023		2024	2023
Net investment hedges:
Cross currency basis swaps	€617	€617	euro/U.S. dollar rate	$65	$70
Cross currency swaps	€750	€750	euro/U.S. dollar rate	$77	$81
Forward exchange contracts	€1,550	€1,550	euro/U.S. dollar rate	$158	$165
Cash flow hedges:
Cross currency swaps	€268	€1,052	euro/U.S. dollar rate	$29	$117
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

Other income (expense), net, in the Consolidated Statements of Income reflects net foreign currency gains of $15 million and losses of $34 million in 2024 and 2023, respectively. As of December 31, 2024, our foreign currency contracts that are accounted for as economic hedges mature between January 2025 and October 2025, inclusively, and have an aggregate notional amount of $772 million. A 10% fluctuation compared to the U.S. dollar would have resulted in an additional impact to earnings of approximately $68 million and $21 million in 2024 and 2023, respectively.
Interest Rate Risk—We are exposed to interest rate risk with respect to our fixed-rate and variable-rate debt. Fluctuations in interest rates impact the fair value of fixed-rate debt and expose us to the risk that we may need to refinance debt at higher rates. Fluctuations in interest rates impact interest expense from our variable-rate debt. To minimize earnings at risk as part of our interest rate risk management strategy, we may target to maintain floating-rate debt, through the use of interest rate swaps and issuance of variable-rate debt, equal to our cash and cash equivalents, as those assets earn interest based on floating-rates.
Pre-issuance interest rate—To mitigate the risk that benchmark interest rates may increase in connection with future financing activities, we adopted a pre-issuance interest rate strategy, under which we entered forward-starting interest rate swaps that were designated as cash flow hedges. There were no open forward-starting interest rate swaps contracts at December 31, 2024.
Fixed-rate debt—We may enter into interest rate swaps that effectively convert a portion of our fixed-rate debt to variable-rate debt. These interest rate swaps are designated as fair value hedges. At December 31, 2024 and 2023, the total notional amount of these interest rate swaps was $2,158 million and $2,171 million, respectively.
At December 31, 2024, after giving consideration to the fixed-rate debt that we have effectively converted to variable-rate debt, approximately 81% of our debt portfolio, on a gross basis, incurred interest at a fixed-rate and the remaining 19% of the portfolio incurred interest at a variable-rate. We estimate that a 10% change in market interest rates as of December 31, 2024 and 2023, would change the fair value of these interest rate swaps by approximately $24 million and $14 million, respectively.
Variable-rate debt—At December 31, 2024, we have no borrowings under our Commercial Paper Program. We also have available borrowing capacity under our $3,750 million Senior Revolving Credit Facility and our $900 million U.S. Receivables Facility. At December 31, 2024, there were no outstanding borrowings under these facilities. Based on our average variable-rate debt outstanding per year, we estimate that a 10% change in market interest rates as of December 31, 2024 and 2023 would not materially impact the fair value of these facilities.

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
We conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2024.
The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of LyondellBasell Industries N.V.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of LyondellBasell Industries N.V. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of income, of comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Taxation - Provisions for unrecognized tax benefits
As described in Notes 2, 9, 10,and 16 to the consolidated financial statements, as of December 31, 2024, the Company has recorded an income tax provision of $ 240 million, income tax receivables of $79 million, income tax payables of $311 million, and net deferred tax liabilities of $2,276 million related to which they have reported $236 million of unrecognized tax benefits. The Company operates in multiple jurisdictions throughout the world, and its tax returns are periodically audited or subjected to review by tax authorities. As a result, there is an uncertainty in income taxes recognized in the Company’s consolidated financial statements. Management recognizes uncertain income tax positions when it is more likely than not, based on the technical merits, that the position or a portion thereof will be sustained upon examination. As disclosed by management, there continues to be increased attention to the tax practices of multinational companies, in particular in the U.S. and Europe where the Company operates.
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
February 27, 2025

We have served as the Company’s auditor since 2008.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
Millions of dollars, except earnings per share	2024	2023	2022
Sales and other operating revenues:
Trade	$39,668	$40,493	$49,439
Related parties	634	614	1,012
	40,302	41,107	50,451
Operating costs and expenses:
Cost of sales	35,738	35,849	43,847
Impairments	949	518	69
Selling, general and administrative expenses	1,663	1,557	1,310
Research and development expenses	135	130	124
	38,485	38,054	45,350
Operating income	1,817	3,053	5,101
Interest expense	(481)	(477)	(287)
Interest income	150	129	29
Gain on sale of business	284	—	—
Other income (expense), net	50	(58)	(72)
Income from continuing operations before equity investments and income taxes	1,820	2,647	4,771
(Loss) income from equity investments	(217)	(20)	5
Income from continuing operations before income taxes	1,603	2,627	4,776
Provision for income taxes	240	501	882
Income from continuing operations	1,363	2,126	3,894
Income (loss) from discontinued operations, net of tax	4	(5)	(5)
Net income	1,367	2,121	3,889
Dividends on redeemable non-controlling interests	(7)	(7)	(7)
Net income attributable to the Company shareholders	$1,360	$2,114	$3,882

Earnings per share:
Net income (loss) attributable to the Company shareholders —
Basic:
Continuing operations	$4.15	$6.50	$11.86
Discontinued operations	0.01	(0.02)	(0.02)
	$4.16	$6.48	$11.84
Diluted:
Continuing operations	$4.14	$6.48	$11.83
Discontinued operations	0.01	(0.02)	(0.02)
	$4.15	$6.46	$11.81
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
Millions of dollars	2024	2023	2022
Net income	$1,367	$2,121	$3,889
Other comprehensive income (loss), net of tax—
Financial derivatives	115	(80)	208
Defined benefit pension and other postretirement benefit plans	(2)	(97)	346
Foreign currency translations	(169)	73	(123)
Total other comprehensive income (loss), net of tax	(56)	(104)	431
Comprehensive income	1,311	2,017	4,320
Dividends on redeemable non-controlling interests	(7)	(7)	(7)
Comprehensive income attributable to the Company shareholders	$1,304	$2,010	$4,313
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED BALANCE SHEETS

	December 31,
Millions of dollars	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$3,375	$3,390
Restricted cash	13	15
Accounts receivable:
Trade, net	3,121	3,356
Related parties	171	151
Inventories	4,658	4,765
Prepaid expenses and other current assets	928	1,475
Total current assets	12,266	13,152
Operating lease assets	1,467	1,529
Property, plant and equipment, net	15,066	15,547
Equity investments	4,121	3,907
Goodwill	1,561	1,647
Intangible assets, net	577	641
Other assets	688	577
Total assets	$35,746	$37,000
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED BALANCE SHEETS

	December 31,
Millions of dollars, except shares and par value data	2024	2023
LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY
Current liabilities:
Current maturities of long-term debt	$498	$782
Short-term debt	119	117
Accounts payable:
Trade	3,220	3,354
Related parties	512	461
Accrued and other current liabilities	2,356	2,436
Total current liabilities	6,705	7,150
Long-term debt	10,532	10,333
Operating lease liabilities	1,419	1,409
Other liabilities	1,967	2,164
Deferred income taxes	2,535	2,886
Commitments and contingencies
Redeemable non-controlling interests	114	114
Shareholders’ equity:
Ordinary shares, €0.04 par value, 1,275 million shares authorized, 323,889,832 and 324,483,402 shares outstanding, respectively	19	19
Additional paid-in capital	6,150	6,145
Retained earnings	9,325	9,692
Accumulated other comprehensive loss	(1,532)	(1,476)
Treasury stock, at cost, 16,532,666 and 15,939,096 ordinary shares, respectively	(1,500)	(1,450)
Total Company share of shareholders’ equity	12,462	12,930
Non-controlling interests	12	14
Total equity	12,474	12,944
Total liabilities, redeemable non-controlling interests and equity	$35,746	$37,000
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
Millions of dollars	2024	2023	2022
Cash flows from operating activities:
Net income	$1,367	$2,121	$3,889
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,522	1,534	1,267
Impairments	949	518	69
Amortization of debt-related costs	11	9	14
Share-based compensation	91	91	70
Equity investments—
Equity loss (income)	217	20	(5)
Distributions of earnings, net of tax	122	169	349
Deferred income tax provision (benefit)	(437)	43	369
Gain on sale of business	(284)	—	—
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	127	110	1,005
Inventories	25	18	(91)
Accounts payable	(122)	141	(464)
Other, net	231	168	(353)
Net cash provided by operating activities	3,819	4,942	6,119
Cash flows from investing activities:
Expenditures for property, plant and equipment	(1,839)	(1,531)	(1,890)
Proceeds from sale of business	689	—	15
Acquisition of equity method investments	(551)	(102)	(4)
Proceeds from settlement of net investment hedges	967	903	614
Payments for settlement of net investment hedges	(921)	(820)	(501)
Other, net	(198)	(227)	(211)
Net cash used in investing activities	(1,853)	(1,777)	(1,977)
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
Millions of dollars	2024	2023	2022
Cash flows from financing activities:
Repurchases of Company ordinary shares	$(195)	$(211)	$(420)
Dividends paid - common stock	(1,720)	(1,610)	(3,246)
Issuance of long-term debt	744	500	—
Payments of debt issuance costs	(10)	(5)	—
Repayments of long-term debt	(776)	(425)	—
Net repayments of commercial paper	—	(200)	(4)
Net collateral received from interest rate derivatives	—	—	238
Proceeds from settlement of cash flow hedges	882	20	—
Payments for settlement of cash flow hedges	(835)	—	—
Other, net	15	(19)	25
Net cash used in financing activities	(1,895)	(1,950)	(3,407)
Effect of exchange rate changes on cash	(88)	34	(56)
Increase (decrease) in cash and cash equivalents and restricted cash	(17)	1,249	679
Cash and cash equivalents and restricted cash at beginning of period	3,405	2,156	1,477
Cash and cash equivalents and restricted cash at end of period	$3,388	$3,405	$2,156
Supplemental Cash Flow Information:
Interest paid, net of capitalized interest	$503	$487	$297
Net income taxes paid	343	465	746
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Company Share of Shareholders’ Equity	Non- Controlling Interests
Millions of dollars	Issued	Treasury
Balance, December 31, 2021	$19	$(965)	$6,044	$8,563	$(1,803)	$11,858	$14
Net income	—	—	—	3,889	—	3,889	—
Other comprehensive income	—	—	—	—	431	431	—
Share-based compensation	—	25	75	(4)	—	96	—
Dividends - common stock ($4.70 per share)	—	—	—	(1,542)	—	(1,542)	—
Special dividends - common stock ($5.20 per share)	—	—	—	(1,704)	—	(1,704)	—
Dividends - redeemable non-controlling interests ($60.00 per share)	—	—	—	(7)	—	(7)	—
Repurchases of Company ordinary shares	—	(406)	—	—	—	(406)	—
Balance, December 31, 2022	$19	$(1,346)	$6,119	$9,195	$(1,372)	$12,615	$14
Net income	—	—	—	2,121	—	2,121	—
Other comprehensive loss	—	—	—	—	(104)	(104)	—
Share-based compensation	—	107	26	(7)	—	126	—
Dividends - common stock ($4.94 per share)	—	—	—	(1,610)	—	(1,610)	—
Dividends - redeemable non-controlling interests ($60.00 per share)	—	—	—	(7)	—	(7)	—
Repurchases of Company ordinary shares	—	(211)	—	—	—	(211)	—
Balance, December 31, 2023	$19	$(1,450)	$6,145	$9,692	$(1,476)	$12,930	$14
Net income	—	—	—	1,367	—	1,367	—
Other comprehensive loss	—	—	—	—	(56)	(56)	—
Share-based compensation	—	148	5	(7)	—	146	—
Dividends - common stock ($5.27 per share)	—	—	—	(1,720)	—	(1,720)	—
Dividends - redeemable non-controlling interests ($60.00 per share)	—	—	—	(7)	—	(7)	—
Repurchases of Company ordinary shares	—	(198)	—	—	—	(198)	—
Distributions to non-controlling interests	—	—	—	—	—	—	(2)
Balance, December 31, 2024	$19	$(1,500)	$6,150	$9,325	$(1,532)	$12,462	$12
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

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
Equity Investments
We account for equity method investments (“equity investments”) using the equity method of accounting if we have the ability to exercise significant influence over, but do not control, an investee. Significant influence generally exists if we have an ownership interest representing between 20% and 50% of the voting rights. Under the equity method of accounting, investments are stated initially at cost and are adjusted for subsequent additional investments and our proportionate share of profit or losses and distributions.
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
We discontinue applying equity method accounting when our investment is reduced to zero. We record equity losses in excess of the carrying amount of an investment only when we guarantee obligations or we are otherwise committed to provide further financial support to the affiliate. Equity method of accounting is resumed only after the investment realizes net income in excess of our share of net losses not recognized during the period equity method was suspended.

We assess our equity investments for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. If the decline in value is considered to be other-than-temporary, the investment is written down to its estimated fair value.
Investments in PO Joint Ventures and the Louisiana Joint Venture—We share ownership with Covestro PO LLC, a subsidiary of Covestro AG (collectively “Covestro”), in a U.S. propylene oxide (“PO”) joint venture located in Texas (the “U.S. PO Joint Venture”) and a PO/styrene monomer (“SM” or “styrene”) joint venture located in The Netherlands (the “European PO Joint Venture”, collectively the “PO Joint Ventures”). We operate the PO Joint Ventures manufacturing facilities and arrange the logistics of product delivery. Each partner funds their share of capital expenditures, reimburses manufacturing operating expenses excluding depreciation and amortization expenses, and receives a share of production in-kind.
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

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
We share ownership in the Louisiana Integrated PolyEthylene JV LLC joint venture (the “Louisiana Joint Venture”) with Sasol Chemicals (USA) LLC (“Sasol”). Under this arrangement, we have a 50% ownership interest in an ethane cracker, a low-density and linear-low density polyethylene plant, and associated infrastructure. Under the terms of the joint venture agreement, each partner provides pro-rata share of ethane feedstocks and off-takes pro-rata shares of cracker and polyethylene products in-kind. We operate the Louisiana Joint Venture assets and market the polyethylene off-take for all partners through our global sales team.
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
Our product off-take of PO and its co-products from the PO Joint Ventures was 2.0 million, 2.2 million and 2.4 million tons in 2024, 2023 and 2022, respectively. Our product off-take of ethylene and polyethylene produced from the Louisiana Joint Venture was 1.1 million, 1.2 million, and 1.0 million tons in 2024, 2023, and 2022, respectively.
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
In the fourth quarter of 2024, we performed a qualitative impairment assessment of our reporting units, which indicated that it was more likely than not that the fair value of our reporting units was greater than their carrying value including goodwill. Accordingly, a quantitative goodwill impairment test was not required.
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

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Revenue Recognition
Substantially all our revenues are derived from contracts with customers. We account for contracts when both parties have approved the contract and are committed to perform, the rights of the parties and payment terms have been identified, the contract has commercial substance and collectability is probable.
Revenue is recognized when obligations under the terms of a contract with our customer are satisfied. This generally occurs at the point in time when performance obligations are fulfilled and control transfers to the customer. In most instances, control transfers upon transfer of risk of loss and title to the customer, which usually occurs when we ship products to the customer from our manufacturing facility. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods. Customer incentives are generally based on volumes purchased and recognized over the period earned. Sales, value-added, and other taxes that we collect concurrent with revenue-producing activities are excluded from the transaction price as they represent amounts collected on behalf of third parties. We apply the practical expedient to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that we otherwise would have recognized is one year or less. Shipping and handling costs are treated as a fulfillment cost and not as a separate performance obligation.
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
Share-Based Compensation
We grant restricted stock units (“RSUs”), performance share units (“PSUs”), and other cash and stock awards to employees as a form of compensation. Prior to 2024, we also granted stock option awards (“Stock options”). Our share-based compensation awards are accounted for as equity-classified awards with compensation expense based on the grant date fair value and recognized over the vesting period in the income statement. We use a straight-line vesting method for cliff-vested awards and a graded vesting method for ratable-vested awards. We have elected to recognize forfeitures as they occur for stock-based compensation. When options are exercised and awards are paid out, shares are issued from our treasury shares. The holders of unvested RSUs are entitled to nonforfeitable dividend equivalents settled in the form of cash payments, which are recognized as dividends in Retained earnings. Outstanding PSUs accrue dividend equivalent units, which will be converted to shares upon payment at the end of the performance period and are classified as Accrued and other current liabilities and Other liabilities on the Consolidated Balance Sheets. Dividend equivalents for PSUs are also recorded in Retained earnings. See Notes 15 and 18 to the Consolidated Financial Statements for additional information.

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
Short-Term Debt—The fair value of short-term borrowings related to precious metal financing arrangements, accounted for as embedded derivatives, is determined based on the future price of the associated precious metal.
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
U.S. Government Securities—Certain securities, including Separate Trading of Registered Interest and Principal of Securities, are valued at the closing price reported on the active market on which the individual securities are traded.
Cash and Cash Equivalents—Valued at the quoted prices for identical assets or liabilities in active markets.
Non-U.S. Insurance Arrangements—Valued based upon the estimated cash surrender value of the underlying insurance contract, which is derived from an actuarial determination of the discounted benefits cash flows.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
As of December 31, 2024 and 2023, Accounts payable-Trade included $141 million and $65 million, respectively, payable to suppliers who have elected to participate in the supply chain financing program.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table summarizes the activity in our supply chain financing program included in Accounts Payable-Trade:

Year Ended December 31,
Millions of dollars	2024
Confirmed obligations outstanding at the beginning of the year	$65
Invoices confirmed during the year	767
Confirmed invoices paid during the year	(691)
Confirmed obligations outstanding at the end of the year	$141
Recently Adopted Guidance
Segment Disclosures—In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The guidance improves the disclosures about a public entity’s reportable segments and addresses requests from investors for additional, detailed information about a reportable segment’s expenses. The guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The adoption of this ASU at December 31, 2024 did not have a material impact on the Consolidated Financial Statements.
Accounting Guidance Issued But Not Adopted as of December 31, 2024
Expense Disaggregation Disclosures—In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This guidance requires incremental disclosures about specific expense categories, including but not limited to, purchases of inventory, employee compensation, depreciation, amortization and selling expenses. The amendments are effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted, and the amendments may be applied either prospectively or retrospectively. The adoption of this ASU will not have a material impact on our Consolidated Financial Statements as the guidance relates only to disclosure.
Income Tax Disclosures—In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The guidance requires companies to disclose certain specific categories in the rate reconciliation and provide additional information for reconciling items that meet the quantitative threshold of 5% of the expected tax using the applicable statutory income tax rate. There is also a required disclosure to provide the net income taxes paid or received disaggregated by federal, state, and foreign taxes with jurisdictions to be separately disclosed if the jurisdiction is 5% or more of the total net income taxes paid or received. The guidance is effective for annual periods beginning after December 15, 2024. Earlier adoption is permitted. We intend to adopt the new guidance to our Income Tax Disclosures in 2025, when effective. There is no material impact on our Consolidated Financial Statements.
3. Revenues
Contract Balances—Contract liabilities were $117 million and $175 million at December 31, 2024 and 2023, respectively. Revenue recognized in each reporting period, included in the contract liability balance at the beginning of the period, was immaterial.
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

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Revenues disaggregated by key products are summarized below:

	Year Ended December 31,
Millions of dollars	2024	2023	2022
Sales and other operating revenues:
Olefins and co-products	$3,889	$3,508	$4,782
Polyethylene	7,583	7,587	9,694
Polypropylene	6,287	5,642	7,458
Propylene oxide and derivatives	2,357	2,287	3,097
Oxyfuels and related products	5,074	5,640	5,482
Intermediate chemicals	2,693	2,864	4,012
Compounding and solutions	3,616	3,686	4,197
Refined products	8,080	9,179	10,975
Other	723	714	754
Total	$40,302	$41,107	$50,451
The following table presents our revenues disaggregated by geography, based upon the location of the customer:

	Year Ended December 31,
Millions of dollars	2024	2023	2022
Sales and other operating revenues:
United States	$19,467	$20,003	$24,789
Germany	2,410	2,547	3,555
China	2,375	2,164	2,533
Mexico	1,757	1,642	2,042
Italy	1,418	1,365	1,737
Japan	1,338	1,749	1,954
France	1,069	1,091	1,366
Poland	923	905	1,271
The Netherlands	724	805	1,178
Other	8,821	8,836	10,026
Total	$40,302	$41,107	$50,451
Transaction Price Allocated to the Remaining Performance Obligations—Our contracts with customers are commodity supply arrangements that settle based on market prices at future delivery dates; therefore, transaction prices are entirely variable. Transaction prices are known at the time revenue is recognized since they are generally determined by the commodity price index at a specific date, at month-end or at the month average once products are shipped to our customers. Future estimates of transaction prices for disclosure purposes are substantially constrained as they are highly susceptible to factors outside our control, including volatility in commodity markets, industry production capacities and operating rates, planned and unplanned industry operating interruptions, foreign exchange rates and worldwide geopolitical trends. We have elected the practical expedient to not disclose unsatisfied performance obligations with an original contract duration of one year or less.
4. Related Party Transactions
We have related party transactions with our joint ventures. These related party transactions include the sales and purchases of goods and services in the normal course of business as well as certain financing arrangements.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
These transactions are summarized as follows:

	Year Ended December 31,
Millions of dollars	2024	2023	2022
The Company billed related parties for:
Sales of products	$634	$614	$1,012
Shared service agreements	10	4	2
Total	$644	$618	$1,014

Related parties billed the Company for:
Sales of products	$3,899	$3,673	$4,837
Shared service agreements	40	79	94
Total	$3,939	$3,752	$4,931
5. Accounts Receivable
Our receivables primarily consist of customer accounts. We perform ongoing credit evaluations of our customers’ financial condition and, in certain circumstances, require letters of credit or corporate guarantees from them. Accounts receivable are reflected in the Consolidated Balance Sheets, net of allowance for credit losses of $4 million and $6 million as December 31, 2024 and 2023, respectively. We recorded allowances for credit losses for receivables, which are reflected in the Consolidated Statements of Income, however, such amounts were immaterial for each of the years ended December 31, 2024, 2023 and 2022.
6. Inventories
Inventories consisted of the following components at December 31:

Millions of dollars	2024	2023
Finished goods	$3,014	$3,134
Work-in-process	145	182
Raw materials and supplies	1,499	1,449
Total inventories	$4,658	$4,765
At December 31, 2024 and 2023, approximately 75% and 78%, respectively, of our inventories were valued using the last in, first out (“LIFO”) method and the remaining inventories, consisting primarily of materials and supplies, were valued at the moving average cost method. The excess of the estimated net realizable value of our inventories over LIFO cost was approximately $1,310 million and $1,478 million at December 31, 2024 and 2023, respectively.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
7. Property, Plant and Equipment, Goodwill and Intangible Assets
Property, Plant and Equipment—The components of property, plant and equipment, at cost, and the related accumulated depreciation are as follows at December 31:

Millions of dollars	Estimated Useful Life (years)			2024	2023
Land				$280	$327
Major manufacturing equipment	25			14,303	14,875
Buildings	30			2,508	2,513
Light equipment and instrumentation	5	-	20	3,471	3,793
Office furniture	15			21	21
Major turnarounds	4	-	7	1,803	1,888
Information system equipment	3	-	5	70	67
Construction in progress				1,718	1,422
Total property, plant and equipment				24,174	24,906
Less accumulated depreciation				(9,108)	(9,359)
Property, plant and equipment, net				$15,066	$15,547
Capitalized Interest—We capitalize interest costs incurred on funds used to construct property, plant and equipment. In 2024, 2023 and 2022, we capitalized interest of $19 million, $7 million and $114 million, respectively.
Intangible Assets—The components of identifiable intangible assets, at cost, and the related accumulated amortization are as follows at December 31:

	2024			2023
Millions of dollars	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Emission allowances	$744	$(525)	$219	$760	$(514)	$246
Customer relationships	309	(125)	184	317	(108)	209
Software costs	188	(86)	102	161	(63)	98
Other	728	(656)	72	736	(648)	88
Total intangible assets	$1,969	$(1,392)	$577	$1,974	$(1,333)	$641
Amortization of these identifiable intangible assets for the next five years is expected to be $92 million in 2025, $73 million in 2026, $57 million in 2027, $42 million in 2028 and $42 million in 2029.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Depreciation and Amortization Expense—Depreciation and amortization expense is summarized as follows:

	Year Ended December 31,
Millions of dollars	2024	2023	2022
Property, plant and equipment	$1,323	$1,303	$1,033
PO Joint Ventures and Louisiana Joint Venture	118	148	155
Emission allowances	8	8	8
Customer relationships	21	20	19
Software costs	23	17	14
Other	29	38	38
Total depreciation and amortization	$1,522	$1,534	$1,267
Impairment—In 2024, we announced a strategic review of some of our European assets with the goal of strengthening our future profitability. The review is ongoing, and we remain committed to safe and efficient operations as well as delivering on our customer commitments. During the fourth quarter of 2024, as a part of our quarterly asset impairment analysis, we assessed the assets included in the scope of our strategic review for impairment. Our assessment resulted in the recognition of a $837 million non-cash property, plant and equipment impairment charge in our O&P-EAI segment. The impairment charge reflects challenging market conditions in the region. Additionally, unfavorable market conditions resulted in the loss of customers in our APS specialty powders business unit, resulting in a non-cash impairment charge of $55 million related to property, plant and equipment.

Fair values for these impairments were determined utilizing a discounted cash flow method under the income approach and assumptions including management’s view on long-term growth rates in our industry, discount rates and other assumptions based on a market participant perspective. In the fourth quarter of 2024 we launched a marketing effort to gauge market interest in the European assets included in our strategic review. Fair value indicators obtained through our marketing efforts were also considered. These are inherently subjective fair value measurements and are classified as Level 3 within the fair value hierarchy and reflected as Impairments in the Consolidated Statements of Income.

Asset Retirement Obligations—In certain cases, we are contractually obligated to decommission our plants upon exiting a site. In such cases, we have accrued the net present value of the estimated costs. As of December 31, 2024 and 2023 asset retirement obligations associated with our planned exit from the refinery business were $262 million and $259 million, respectively. The remaining asset retirement obligations are primarily related to our facilities in Europe.

The changes in our asset retirement obligations are as follows:

	Year Ended December 31,
Millions of dollars	2024	2023
Beginning balance	$311	$305
Liabilities settled	(6)	(5)
Changes in estimates	3	—
Accretion expense	9	10
Effects of exchange rate changes	(2)	1
Ending balance	$315	$311

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
We anticipate the exit of our Houston refinery operations will be substantially completed in the first quarter of 2025. As a result, we will report these operations as discontinued operations in the first quarter of 2025. See Note 20 to the Consolidated Financial Statements for additional information.
Goodwill—The changes in the carrying amount of goodwill in each of the Company’s reportable segments for the years ended December 31, 2024 and 2023 were as follows:

Millions of dollars	O&P - Americas	O&P - EAI	I&D	APS	Technology	Total
December 31, 2022	$162	$86	$201	$1,370	$8	$1,827
Reallocation of goodwill	315	269	—	(584)	—	—
Acquisitions	—	—	—	31	—	31
Assets held for sale	—	—	(14)	—	—	(14)
Impairment charge	—	—	—	(252)	—	(252)
Foreign currency translation adjustments	—	25	28	2	—	55
December 31, 2023	477	380	215	567	8	1,647
Foreign currency translation adjustments	(5)	(25)	(6)	(50)	—	(86)
December 31, 2024	$472	$355	$209	$517	$8	$1,561
Goodwill as of December 31, 2024 and 2023 is presented net of accumulated impairment charges of $252 million related to a 2023 impairment charge recognized in our Advanced Polymer Solutions segment.
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

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
8. Equity Investments
Our principal equity investments are as follows at December 31:

Percent of Ownership	2024	2023
Olefins and Polyolefins-Americas
Louisiana Joint Venture	50.00%	50.00%
Indelpro S.A. de C.V.	49.00%	49.00%
Olefins and Polyolefins-Europe, Asia, International
Basell Orlen Polyolefins Sp. Z.o.o.	50.00%	50.00%
PolyMirae Co. Ltd.	50.00%	50.00%
Bora LyondellBasell Petrochemical Co. Ltd.	50.00%	50.00%
National Petrochemical Industrial Company	35.00%	—%
HMC Polymers Company Ltd.	28.56%	28.56%
Al-Waha Petrochemicals Ltd.	25.00%	25.00%
Saudi Ethylene & Polyethylene Company Ltd.	25.00%	25.00%
Saudi Polyolefins Company	25.00%	25.00%
Intermediates and Derivatives
U.S. PO Joint Venture	60.62%	60.62%
European PO JV	50.00%	50.00%
Ningbo ZRCC Lyondell Chemical Co. Ltd.	26.65%	26.65%
The following table summarizes changes in our equity investments:

	Year Ended December 31,
Millions of dollars	2024	2023
Beginning balance	$3,907	$4,295
Capital contributions	113	54
Loss from equity investments	(217)	(20)
Acquisition of equity investments	551	102
Distribution of earnings, net of tax	(122)	(169)
Depreciation of PO Joint Ventures and Louisiana Joint Venture	(118)	(148)
Impairments	(13)	(192)
Currency exchange effects	(26)	9
Other	46	(24)
Ending balance	$4,121	$3,907
Capital contributions in 2024 and 2023 include $84 million and $32 million, respectively, related to our PO Joint Ventures.
Acquisition of Joint Venture—In May 2024, we acquired a 35% interest in Saudi Arabia-based National Petrochemical Industrial Company (“NATPET”) from Alujain Corporation for approximately $500 million. The joint venture currently has the capacity to produce 400 thousand tons of polypropylene per year. We will market the majority of the off-take through our global sales team. The joint venture is included in our O&P-EAI segment and accounted for using the equity method of accounting.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Impairments—During the fourth quarter of 2023, we recognized a non-cash impairment charge of $192 million related to our European PO joint venture due to a trend of negative financial performance and the unfavorable long-term economic outlook for the joint venture. The fair value of our investment was determined using an income approach and the significant inputs used in our fair value determination, including projected cash flows and the discount rate, are considered Level 3. This charge is reflected as Impairments in the Consolidated Statements of Income.
Summarized balance sheet information of our investments accounted for under the equity method (presented on a 100% basis) at December 31 are as follows:

Millions of dollars	2024	2023
Current assets	$3,230	$3,622
Noncurrent assets	8,517	10,810
Total assets	11,747	14,432
Current liabilities	1,637	2,903
Noncurrent liabilities	1,064	2,300
Net assets	$9,046	$9,229
Summarized income statement information of our investments accounted for under the equity method (presented on a 100% basis) are as follows:

	Year Ended December 31,
Millions of dollars	2024	2023	2022
Revenues	$13,113	$12,540	$15,435
Cost of sales	(12,669)	(12,044)	(14,900)
Gross profit	444	496	535
Net operating expenses	(614)	(514)	(519)
Operating (loss) income	(170)	(18)	16
Interest income	26	23	7
Interest expense	(148)	(131)	(24)
Foreign currency translation	(17)	(1)	(1)
Other expense, net	(3)	(23)	(26)
Loss before income taxes	(312)	(150)	(28)
(Provision for) benefit from income taxes	(252)	22	(1)
Net loss	$(564)	$(128)	$(29)

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
9. Prepaid Expenses, Other Current Assets and Other Assets
The components of Prepaid expenses and other current assets were as follows at December 31:

Millions of dollars	2024	2023
Assets held for sale	$—	$444
Income tax receivable	79	268
VAT receivables	179	214
Financial derivatives	210	184
Renewable identification numbers	127	113
Advances to suppliers	83	90
Prepaid insurance	36	36
Other	214	126
Total prepaid expenses and other current assets	$928	$1,475
The components of Other assets were as follows at December 31:

Millions of dollars	2024	2023
Deferred tax assets	$259	$196
Company-owned life insurance	46	48
Financial derivatives	75	45
Pension assets	56	39
Other	252	249
Total other assets	$688	$577
10. Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following components at December 31:

Millions of dollars	2024	2023
Payroll and benefits	$517	$497
Operating lease liabilities	355	360
Renewable identification numbers	132	220
Financial derivatives	71	242
Taxes other than income taxes	199	183
Contract liabilities	110	175
Income taxes	311	143
Product sales rebates	132	140
Interest	127	123
Liabilities held for sale	—	120
Asset Retirement Obligations	113	1
Other	289	232
Total accrued and other current liabilities	$2,356	$2,436

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
11. Debt
Long-term loans, notes and other debt, net of unamortized discount, debt issuance cost and cumulative fair value hedging adjustments, consisted of the following at December 31:

Millions of dollars	2024	2023
Senior Notes due 2024, $1,000 million, 5.75%	$—	$775
Senior Notes due 2055, $1,000 million, 4.625% ($15 million of discount; $10 million of debt issuance cost)	975	975
Guaranteed Notes due 2027, $300 million, 8.1%	300	300
Issued by LYB International Finance B.V.:
Guaranteed Notes due 2043, $750 million, 5.25% ($18 million of discount; $6 million of debt issuance cost)	726	726
Guaranteed Notes due 2044, $1,000 million, 4.875% ($9 million of discount; $8 million of debt issuance cost)	983	982
Issued by LYB International Finance II B.V.:
Guaranteed Notes due 2026, €500 million, 0.875% ($1 million of debt issuance cost)	515	542
Guaranteed Notes due 2027, $1,000 million, 3.5% ($2 million of discount; $1 million of debt issuance cost)	584	585
Guaranteed Notes due 2031, €500 million, 1.625% ($3 million of discount; $2 million of debt issuance cost)	514	542
Issued by LYB International Finance III, LLC:
Guaranteed Notes due 2025, $500 million, 1.25% ($1 million of debt issuance cost)	487	481
Guaranteed Notes due 2030, $500 million, 3.375% ($1 million of debt issuance cost)	123	124
Guaranteed Notes due 2030, $500 million, 2.25% ($2 million of discount; $3 million of debt issuance cost)	473	474
Guaranteed Notes due 2033, $500 million, 5.625% ($5 million of debt issuance cost)	495	495
Guaranteed Notes due 2034, $750 million, 5.5% ($5 million of discount, $7 million of debt issuance cost)	738	—
Guaranteed Notes due 2040, $750 million, 3.375% ($1 million of discount; $7 million of debt issuance cost)	742	742
Guaranteed Notes due 2049, $1,000 million, 4.2% ($14 million of discount; $10 million of debt issuance cost)	976	976
Guaranteed Notes due 2050, $1,000 million, 4.2% ($6 million of discount; $10 million of debt issuance cost)	982	975
Guaranteed Notes due 2051, $1,000 million, 3.625% ($2 million of discount; $10 million of debt issuance cost)	918	916
Guaranteed Notes due 2060, $500 million, 3.8% ($4 million of discount; $5 million of debt issuance cost)	482	483
Other	17	22
Total	11,030	11,115
Less current maturities	(498)	(782)
Long-term debt	$10,532	$10,333

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Fair value hedging adjustments associated with the fair value hedge accounting of our fixed-for-floating interest rate swaps for the applicable periods are as follows:

Millions of dollars	Gains (Losses)		Cumulative Fair Value Hedging Adjustments Included in Carrying Amount of Debt
	Year Ended December 31,		December 31,
	2024	2023	2024	2023
Guaranteed Notes due 2025, 1.25%	$(5)	$(5)	$4	$9
Guaranteed Notes due 2026, 0.875%	(4)	(5)	4	8
Guaranteed Notes due 2027, 3.5%	3	2	5	2
Guaranteed Notes due 2030, 3.375%	1	(4)	18	17
Guaranteed Notes due 2030, 2.25%	1	(4)	21	20
Guaranteed Notes due 2031, 1.625%	(2)	(8)	1	3
Guaranteed Notes due 2050, 4.2%	(7)	(4)	2	9
Guaranteed Notes due 2051, 3.625%	(2)	(18)	70	72
Guaranteed Notes due 2060, 3.8%	2	(2)	9	7
Total	$(13)	$(48)	$134	$147
Fair value adjustments are recognized in Interest expense in the Consolidated Statements of Income.

Aggregate maturities of debt during the next five years are $617 million in 2025, which includes $492 million that remains outstanding under our 1.25% Guaranteed Notes due 2025, $522 million in 2026, $893 million in 2027, $1 million in 2028, $1 million in 2029 and $9,420 million thereafter. We may repay maturing debt using cash and cash equivalents, cash from operating activities, proceeds from the issuance of debt or other sources of cash.
Long-Term Debt
Senior Revolving Credit Facility—In July 2024, we amended our credit agreement to increase our senior unsecured revolving credit facility (the “Senior Revolving Credit Facility”) from $3,250 million to $3,750 million and extend the maturity to July 2029. Our Senior Revolving Credit Facility may be used for dollar and euro denominated borrowings. The facility has a $200 million sub-limit for dollar and euro denominated letters of credit, a $1,000 million uncommitted accordion feature, and supports our commercial paper program. Borrowings under the facility bear interest at either a base rate, SOFR or EURIBOR rate, plus an applicable margin. Additional fees are incurred for the average daily unused commitments. At December 31, 2024, we had no borrowings or letters of credit outstanding and $3,750 million of unused availability under this facility.
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

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
We may redeem some of our notes at any time in whole, or from time to time in part, prior to their scheduled maturity dates, at a redemption price equal to the greater of (i) 100% of the principal amount of the notes redeemed and (ii) the sum of the present values of the remaining scheduled payments of principal and interest (discounted at the applicable treasury yield or comparable government bond rate plus their respective basis points) on the notes to be redeemed. Some of our notes may also be redeemed prior to their respective maturity dates, at a redemption price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest. Certain notes are also redeemable upon certain tax events.
As of December 31, 2024, we are in compliance with our debt covenants.
Guaranteed Notes due 2034—In February 2024, LYB International Finance III, LLC (“LYB Finance III”), a wholly owned finance subsidiary of LyondellBasell Industries N.V., issued $750 million of 5.5% guaranteed notes due 2034 (the “2034 Notes”) at a discounted price of 99.2%. Net proceeds after deducting original issuance discounts, underwriting fees and offering expenses totaled $737 million. We used the net proceeds to repay our 5.75% senior notes due 2024.
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
The 2033 Notes are the first green financing instruments we have issued related to our green financing framework. Net proceeds from the sale of the 2033 Notes are being used to finance or refinance, in whole or in part, new or existing eligible green projects in the areas of circular economy, renewable energy, pollution prevention and control, and energy efficiency as discussed further below.
Guaranteed Notes due 2023—In July 2023, we repaid the $425 million remaining of outstanding principal on our 4.0% guaranteed notes due 2023.
Green Financing Framework—As of December 31, 2024, we have fully allocated the proceeds towards qualifying projects. This includes approximately $300 million and $155 million related to new eligible green projects in 2024 and 2023, respectively.
Short-Term Debt
U.S. Receivables Facility—Our U.S. Receivables Facility has a purchase limit of $900 million in addition to a $300 million uncommitted accordion feature. In May 2024, we extended the term of the facility to June 2025. This facility provides liquidity through the sale or contribution of trade receivables by certain of our U.S. subsidiaries to a wholly owned, bankruptcy-remote subsidiary on an ongoing basis and without recourse. The bankruptcy-remote subsidiary may then, at its option and subject to a borrowing base of eligible receivables, sell undivided interests in the pool of trade receivables to

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
financial institutions participating in the facility (“Purchasers”). The sale of the undivided interest in the pool of trade receivables is accounted for as a secured borrowing in the Consolidated Balance Sheets. We are responsible for servicing the receivables. We pay variable interest rates on our secured borrowings. Additional fees are incurred for the average daily unused commitments. In the event of liquidation, the bankruptcy-remote subsidiary’s assets will be used to satisfy the claims of the Purchasers prior to any assets or value in the bankruptcy-remote subsidiary becoming available to us. This facility also provides for the issuance of letters of credit up to $200 million. Performance obligations under the facility are guaranteed by LyondellBasell Industries N.V. The term of the facility may be extended in accordance with the terms of the agreement. The facility is also subject to customary warranties and covenants, including limits and reserves and the maintenance of specified financial ratios. Under the terms of the U.S. Receivable Facility, we are required to maintain a maximum leverage ratio consistent with the terms of the Senior Revolving Credit Facility as discussed above. At December 31, 2024, there were no borrowings or letters of credit outstanding and $900 million unused availability under the facility.
Commercial Paper Program—We have a commercial paper program under which we may issue up to $2,500 million of privately placed, unsecured, short-term promissory notes (“commercial paper”). This program is backed by our $3,750 million Senior Revolving Credit Facility. Proceeds from the issuance of commercial paper may be used for general corporate purposes, including dividends and share repurchases. At December 31, 2024, we had no outstanding borrowings of commercial paper.
Precious Metal Financings—We enter into lease agreements for precious metals which are used in our production processes. Precious metal borrowings are classified as Short-term debt or Long-term debt, other, based on the maturities of the lease agreements. At December 31, 2024 and 2023, we had $119 million and $117 million, respectively, of Short-term debt related to our precious metal financings.
Weighted Average Interest Rate—At December 31, 2024 and 2023, our weighted average interest rate on outstanding Short-term debt was 1.1% and 1.9%, respectively.
Additional Information
Debt Discount and Issuance Costs—Amortization of debt discount and debt issuance costs resulted in amortization expense of $11 million, $9 million and $14 million for the years ended December 31, 2024, 2023 and 2022, respectively, which is included in Interest expense in the Consolidated Statements of Income.
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
12. Leases
Operating Leases—The majority of our leases are operating leases. We lease storage tanks, terminal facilities, land, office facilities, railcars, pipelines, barges, plant equipment and other equipment. As of December 31, 2024 and 2023, our Operating lease assets were $1,467 million and $1,529 million, respectively. As of December 31, 2024 and 2023, Operating lease liabilities totaled $1,774 million and $1,769 million of which $355 million and $360 million, respectively, are current and recorded in Accrued and other current liabilities. These values were derived using a weighted average discount rate of 4.1% and 3.8% as of December 31, 2024 and 2023, respectively.
Substantially all of our operating leases have remaining lease terms of 19 years or less and have a weighted-average remaining lease term of 9 years. Certain lease agreements include options to renew the lease, at our discretion, for approximately 1 year to 20 years and do not materially impact our operating lease assets or operating lease liabilities.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Maturities of operating lease liabilities as of December 31, 2024, are as follows:

Millions of dollars
2025	$410
2026	337
2027	286
2028	199
2029	117
Thereafter	818
Total lease payments	2,167
Less: Imputed interest	(393)
Present value of lease liabilities	$1,774

Operating lease costs were $519 million, $570 million and $536 million for the years ended December 31, 2024, 2023 and 2022, respectively, which are reflected in the Consolidated Statements of Income.
In connection with the planned exit from the refinery business, we recognized accelerated lease amortization costs of $38 million, $110 million and $91 million for the years ended December 31, 2024, 2023 and 2022, respectively, which is included in operating lease cost. See Note 20 to the Consolidated Financial Statements for additional information.
Cash paid for amounts included in the measurement of Operating lease liabilities totaled $454 million, $447 million and $423 million for the years ended December 31, 2024, 2023 and 2022, respectively. Leased assets obtained in exchange for new operating lease liabilities totaled $383 million, $312 million and $248 million for the years ended December 31, 2024, 2023 and 2022, respectively.
As of December 31, 2024, we have entered into operating leases, with an undiscounted value of $193 million, that have not yet commenced. These leases which will commence in 2025 and 2026, have lease terms ranging from 2 to 20 years.
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

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Financial Instruments Measured at Fair Value on a Recurring Basis—The following table summarizes financial instruments outstanding for the periods presented that are measured at fair value on a recurring basis:

	Fair Value
Millions of dollars	December 31, 2024	December 31, 2023	Balance Sheet Classification
Assets—
Derivatives designated as hedges:
Commodities	$14	$1	Prepaid expenses and other current assets
Commodities	7	—	Other assets
Foreign currency	146	44	Prepaid expenses and other current assets
Foreign currency	66	45	Other assets
Interest rates	16	38	Prepaid expenses and other current assets
Derivatives not designated as hedges:
Commodities	18	98	Prepaid expenses and other current assets
Commodities	2	—	Other assets
Foreign currency	16	3	Prepaid expenses and other current assets
Total	$285	$229
Liabilities—
Derivatives designated as hedges:
Commodities	$14	$109	Accrued and other current liabilities
Commodities	5	33	Other liabilities
Foreign currency	9	40	Accrued and other current liabilities
Foreign currency	—	32	Other liabilities
Interest rates	36	31	Accrued and other current liabilities
Interest rates	146	172	Other liabilities
Derivatives not designated as hedges:
Commodities	11	52	Accrued and other current liabilities
Foreign currency	1	10	Accrued and other current liabilities
Total	$222	$479
The financial instruments in the table above are classified as Level 2. We present the gross assets and liabilities of our derivative instruments on the Consolidated Balance Sheets.
Financial Instruments Not Measured at Fair Value on a Recurring Basis—The following table presents the carrying value and estimated fair value of our Short-term precious metal financings and Long-term debt:

	December 31, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Millions of dollars
Precious metal financings	$119	$122	$117	$114
Long-term debt	10,521	9,048	10,316	9,225
Total	$10,640	$9,170	$10,433	$9,339
The financial instruments in the table above are classified as Level 2. Our other financial instruments classified within Current assets and Current liabilities have a short maturity and their carrying value generally approximates fair value.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Derivative Instruments:
Commodity Prices—We are exposed to commodity price volatility related to purchases of various feedstocks and sales of our products. We use over-the-counter commodity swaps, options and exchange traded futures contracts to manage these risks, including through cash flow hedging relationships.
The following table presents the notional amounts of our outstanding commodity derivative instruments:

	Notional Amount
Millions of units	December 31, 2024	December 31, 2023	Unit of Measure	Maturity Date
Derivatives designated as hedges:
Natural gas	62	72	MMBtu	2025 to 2027
Ethane	14	18	Bbl	2025 to 2026
Power	—	1	MWhs	2025 to 2027
Refined products	—	1	Bbl	2025
Derivatives not designated as hedges:
Crude oil	—	12	Bbl	2025
Refined products	6	16	Bbl	2025 to 2026
Precious metals	—	1	Troy Ounces	2025
Renewable Identification Numbers	—	59	RINs	N/A
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
The following table presents the notional amounts of our outstanding interest rate derivative instruments:

	Notional Amount
Millions of dollars	December 31, 2024	December 31, 2023	Maturity Date
Cash flow hedges	$—	$200	N/A
Fair value hedges	2,158	2,171	2025	to	2031
Foreign Currency Rates—We have significant worldwide operations. The functional currencies of our operating subsidiaries are primarily the U.S. dollar and the euro. We enter into transactions denominated in currencies other than our designated functional currencies that create foreign currency exposure. We enter into foreign currency contracts to economically hedge foreign currency risk related to recognized foreign currency monetary assets and liabilities. Changes in the fair value of such forward and swap contracts are reported in the Consolidated Statements of Income and offset, in part, currency remeasurement results. In the past, we have entered euro-denominated debt that was designated as a net investment hedge. Other income (expense), net, in the Consolidated Statements of Income reflected foreign currency gains of $15 million and losses of $34 million and $14 million in 2024, 2023 and 2022, respectively.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
We enter into foreign currency contracts that are designated as net investment hedges to manage the impacts of foreign currency translation of our net investments in foreign operations. We also enter into foreign currency contracts that are designated as cash flow hedges to manage the variability in cash flows associated with intercompany debt balances.
The following table presents the notional amounts of our outstanding foreign currency derivative instruments:

	Notional Amount
Millions of dollars	December 31, 2024	December 31, 2023	Maturity Date
Net investment hedges	$3,256	$3,289	2025	to	2030
Cash flow hedges	300	1,150	2027
Not designated	772	555	2025
Impact on Earnings and Other Comprehensive Income (loss)—The following tables summarize the pre-tax effect of derivative and non-derivative instruments recorded in Accumulated other comprehensive loss (“AOCI”), the gains (losses) reclassified from AOCI to earnings and additional gains (losses) recognized directly in earnings:

	Effect of Derivative Instruments
	Year Ended December 31, 2024
	Balance Sheet		Income Statement
Millions of dollars	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI to Income	Additional Gain (Loss) Recognized in Income	Income Statement Classification
Derivatives designated as hedges:
Commodities	$(2)	$4	$—	Sales and other operating revenues
Commodities	11	129	—	Cost of sales
Foreign currency	206	(35)	59	Interest expense
Interest rates	11	4	(64)	Interest expense
Derivatives not designated as hedges:
Commodities	—	—	(21)	Sales and other operating revenues
Commodities	—	—	53	Cost of sales
Foreign currency	—	—	43	Other income (expense), net
Total	$226	$102	$70

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2023
	Balance Sheet		Income Statement
Millions of dollars	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI to Income	Additional Gain (Loss) Recognized in Income	Income Statement Classification
Derivatives designated as hedges:
Commodities	$(2)	$—	$—	Sales and other operating revenues
Commodities	(157)	33	—	Cost of sales
Foreign currency	(142)	31	70	Interest expense
Interest rates	17	5	(20)	Interest expense
Derivatives not designated as hedges:
Commodities	—	—	188	Sales and other operating revenues
Commodities	—	—	(130)	Cost of sales
Foreign currency	—	—	(29)	Other income (expense), net
Total	$(284)	$69	$79

	Year Ended December 31, 2022
	Balance Sheet		Income Statement
Millions of dollars	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI to Income	Additional Gain (Loss) Recognized in Income	Income Statement Classification
Derivatives designated as hedges:
Commodities	$21	$(59)	$—	Cost of sales
Foreign currency	308	(75)	69	Interest expense
Interest rates	296	6	(227)	Interest expense
Derivatives not designated as hedges:
Commodities	—	—	72	Sales and other operating revenues
Commodities	—	—	(22)	Cost of sales
Foreign currency	—	—	(60)	Other income (expense), net
Total	$625	$(128)	$(168)
Amounts excluded from the assessment of effectiveness for foreign currency contracts designated as net investment hedges recognized in other comprehensive income (loss) or Interest expense for the years ended December 31, 2024, 2023 and 2022 were immaterial.
As of December 31, 2024, on a pre-tax basis, $4 million is scheduled to be reclassified from Accumulated other comprehensive loss as an increase to interest expense over the next twelve months.
Other Financial Instruments:
Cash and Cash Equivalents—At December 31, 2024 and 2023, we had marketable securities classified as Cash and cash equivalents of $2,610 million and $2,432 million, respectively.

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
Pension Benefits—The following tables provide a reconciliation of projected benefit obligations, plan assets and the funded status of our U.S. and non-U.S. defined benefit pension plans:

	Year Ended December 31,
	2024		2023
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Change in benefit obligation:
Benefit obligation, beginning of period	$1,155	$1,363	$1,140	$1,276
Service cost	52	21	51	22
Interest cost	62	52	57	51
Actuarial loss (gain)	60	88	(13)	19
Benefits paid	(97)	(59)	(80)	(53)
Participant contributions	—	2	—	2
Settlement	—	(3)	—	(1)
Foreign exchange effects	—	(75)	—	47
Benefit obligation, end of period	1,232	1,389	1,155	1,363
Change in plan assets:
Fair value of plan assets, beginning of period	960	705	1,021	733
Actual return on plan assets	130	112	10	(53)
Company contributions	43	51	9	51
Benefits paid	(97)	(59)	(80)	(53)
Participant contributions	—	2	—	2
Settlement	—	(3)	—	(1)
Foreign exchange effects	—	(38)	—	26
Fair value of plan assets, end of period	1,036	770	960	705
Funded status of continuing operations, end of period	$(196)	$(619)	$(195)	$(658)
Amounts recognized in the Consolidated Balance Sheets consists of the following:

	December 31, 2024		December 31, 2023
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Prepaid benefit cost, long-term	$—	$56	$—	$39
Accrued benefit liability, current	—	(30)	—	(30)
Accrued benefit liability, long-term	(196)	(645)	(195)	(667)
Funded status of continuing operations, end of period	$(196)	$(619)	$(195)	$(658)

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Amounts recognized in Accumulated other comprehensive loss include the following:

	December 31, 2024		December 31, 2023
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Actuarial and investment loss	$276	$94	$303	$140
Prior service cost	—	23	—	27
Balance, end of period	$276	$117	$303	$167
The following additional information is presented for our U.S. and non-U.S. pension plans:

	December 31, 2024		December 31, 2023
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Accumulated benefit obligation for defined benefit plans	$1,204	$1,268	$1,129	$1,252
Pension plans with projected benefit obligations in excess of the fair value of assets are summarized as follows:

	December 31, 2024		December 31, 2023
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Projected benefit obligations	$1,232	$793	$1,155	$839
Fair value of assets	1,036	118	960	142
Pension plans with accumulated benefit obligations in excess of the fair value of assets are summarized as follows:

	December 31, 2024		December 31, 2023
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Accumulated benefit obligations	$1,201	$593	$1,129	$718
Fair value of assets	1,033	8	960	109

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Components of net periodic pension costs for our U.S. and non-U.S. plans are as follows:

	U.S. Plans
	Year Ended December 31,
Millions of dollars	2024	2023	2022
Service cost	$52	$51	$48
Interest cost	62	57	48
Expected return on plan assets	(65)	(69)	(97)
Settlement loss	—	—	103
Actuarial loss amortization	20	18	20
Net periodic benefit cost	$69	$57	$122

	Non-U.S. Plans
	Year Ended December 31,
Millions of dollars	2024	2023	2022
Service cost	$21	$22	$35
Interest cost	52	51	26
Expected return on plan assets	(28)	(28)	(18)
Prior service cost amortization	3	3	3
Actuarial loss (gain) amortization	5	(1)	7
Net periodic benefit cost	$53	$47	$53
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

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The actual and target asset allocations for our plans are as follows:

	2024		2023
	Actual	Target	Actual	Target
Canada
Fixed income	100%	100%	100%	100%
United Kingdom—Lyondell Chemical Plans
Equity securities	25%	25%	39%	38%
Fixed income	75%	75%	61%	62%
United Kingdom—Basell Plans
Equity securities	25%	25%	26%	25%
Fixed income	75%	75%	74%	75%
United Kingdom—A. Schulman Plans
Equity securities and growth assets	26%	25%	27%	25%
Fixed income and matching assets	74%	75%	73%	75%
United States
Equity securities	39%	40%	40%	40%
Fixed income	48%	45%	41%	45%
Alternatives	13%	15%	19%	15%
We estimate contributions to our defined benefit plans in 2025 will be $47 million and $55 million for the U.S. and non-U.S. plans, respectively.
As of December 31, 2024, future expected benefit payments by our pension plans which reflect expected future service, as appropriate, are as follows:

Millions of dollars	U.S.	Non-U.S.
2025	$165	$63
2026	97	65
2027	98	65
2028	100	66
2029	100	69
2030 through 2034	506	364
The following tables set forth the principal assumptions on discount rates, projected rates of compensation increase and expected rates of return on plan assets, where applicable. These assumptions vary for the different plans, as they are determined in consideration of local conditions.
The weighted average assumptions used in determining the net benefit liabilities for our pension plans were as follows at December 31:

	2024		2023
	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	5.35%	3.66%	5.80%	4.00%
Rate of compensation increase	4.66%	3.36%	4.68%	3.58%
Cash balance interest credit rate	4.36%	—%	4.54%	—%

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The weighted average assumptions used in determining net benefit costs for our pension plans were as follows:

	Year Ended December 31,
	2024		2023		2022
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	5.80%	4.00%	5.50%	3.99%	2.80%	1.45%
Expected return on plan assets	7.25%	4.14%	7.25%	3.57%	7.25%	1.85%
Rate of compensation increase	4.68%	3.58%	4.65%	2.66%	4.74%	2.64%
The discount rate assumptions reflect the rates at which the benefit obligations could be effectively settled, based on the yields of high-quality long-term bonds where the term closely matches the term of the benefit obligations. We measure service and interest costs by applying the specific spot rates along that same yield curve to the projected cash flows of the plans. This approach provides a more precise measurement of service and interest costs. The weighted average expected long-term rate of return on assets in our U.S. plans of 7.25% is based on the average level of earnings that our independent pension investment adviser had advised could be expected to be earned over a fifteen to twenty year time period consistent with the target asset allocation of the plans, historical capital market performance, historical plan performance (since the 1997 inception of the U.S. Master Trust) and a forecast of expected future asset returns. The weighted average expected long-term rate of return on assets in our non-U.S. plans of 4.14% is based on expectations and asset allocations that vary by region. We review these long-term assumptions on a periodic basis.
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
The pension investments that are measured at fair value are summarized below:

	December 31, 2024
Millions of dollars	Fair Value	Level 1	Level 2	Level 3
U.S.
Common and preferred stock	$64	$64	$—	$—
Commingled funds measured at net asset value	459
Fixed income securities	97	—	97	—
Real estate measured at net asset value	63
Hedge funds measured at net asset value	20
Private equity measured at net asset value	46
U.S. government securities	253	253	—	—
Cash and cash equivalents	26	26	—	—
Total U.S. Pension Assets	$1,028	$343	$97	$—

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2024
Millions of dollars	Fair Value	Level 1	Level 2	Level 3
Non-U.S.
Insurance arrangements	$531	$—	$—	$531
Commingled funds measured at net asset value	237
Cash and cash equivalents	1	1	—	—
Total Non-U.S. Pension Assets	$769	$1	$—	$531

	December 31, 2023
Millions of dollars	Fair Value	Level 1	Level 2	Level 3
U.S.
Common and preferred stock	$155	$155	$—	$—
Commingled funds measured at net asset value	342
Fixed income securities	53	—	53	—
Real estate measured at net asset value	80
Hedge funds measured at net asset value	42
Private equity measured at net asset value	65
U.S. government securities	206	206	—	—
Cash and cash equivalents	40	40	—	—
Total U.S. Pension Assets	$983	$401	$53	$—

	December 31, 2023
Millions of dollars	Fair Value	Level 1	Level 2	Level 3
Non-U.S.
Insurance arrangements	$474	$—	$—	$474
Commingled funds measured at net asset value	228
Cash and cash equivalents	1	1	—	—
Total Non-U.S. Pension Assets	$703	$1	$—	$474
Certain non-U.S. plans have investments in a pooled asset portfolio which are treated as a nonparticipating insurance contract. The associated plan assets underlying the insurance arrangement are measured at the cash surrender value, which is derived primarily from an actuarial determination of the discounted benefits cash flows. As such, these assets are considered as using significant unobservable inputs (Level 3). These defined benefits pension plan assets at December 31, 2023 were valued at $474 million and has increased to $531 million at December 31, 2024. The change is due primarily to the increase of assets in relation with the decrease of the discount rate from 2023 to 2024.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The fair value measurements of the investments in certain entities that calculate net asset value per share as of December 31, 2024 are as follows:

Millions of dollars	Fair Value	Unfunded Commitments	Remaining Life	Redemption Frequency (if currently eligible)	Trade to Settlement Terms	Redemption Notice Period
U.S.
Commingled fund investing in Domestic Equity	$187	$—	N/A	daily	1 to 3 days	3 to 4 days
Commingled fund investing in International Equity	155	—	N/A	daily	1 to 3 days	3 days
Commingled fund investing in Fixed Income	117	—	N/A	daily	1 to 3 days	3 to 7 days
Real Estate	63	10	10 years	quarterly	15 to 25 days	45 to 90 days
Hedge Funds	20	—	N/A	quarterly	10 to 30 days	20 to 90 days
Private Equity	46	13	10 years	Not eligible	N/A	N/A
Total U.S.	$588	$23

Millions of dollars	Fair Value	Unfunded Commitments	Remaining Life	Redemption Frequency (if currently eligible)	Trade to Settlement Terms	Redemption Notice Period
Non-U.S.
Commingled fund investing in Domestic Equity	$21	$—	N/A	1 to 7 days	1 to 3 days	1 to 3 days
Commingled fund investing in International Equity	23	—	N/A	1 to 7 days	1 to 3 days	1 to 3 days
Commingled fund investing in Fixed Income	193	—	N/A	daily	1 to 3 days	3 days
Total Non-U.S.	$237	$—

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The fair value measurements of the investments in certain entities that calculate net asset value per share as of December 31, 2023 are as follows:

Millions of dollars	Fair Value	Unfunded Commitments	Remaining Life	Redemption Frequency (if currently eligible)	Trade to Settlement Terms	Redemption Notice Period
U.S.
Commingled fund investing in Domestic Equity	$168	$—	N/A	daily	1 to 3 days	3 to 4 days
Commingled fund investing in International Equity	68	—	N/A	daily	1 to 3 days	3 days
Commingled fund investing in Fixed Income	106	—	N/A	daily	1 to 3 days	3 to 7 days
Real Estate	80	11	10 years	quarterly	15 to 25 days	45 to 90 days
Hedge Funds	42	—	N/A	quarterly	10 to 30 days	20 to 90 days
Private Equity	65	14	10 years	Not eligible	N/A	N/A
Total U.S.	$529	$25

Millions of dollars	Fair Value	Unfunded Commitments	Remaining Life	Redemption Frequency (if currently eligible)	Trade to Settlement Terms	Redemption Notice Period
Non-U.S.
Commingled fund investing in Domestic Equity	$23	$—	N/A	1 to 7 days	1 to 3 days	1 to 3 days
Commingled fund investing in International Equity	24	—	N/A	1 to 7 days	1 to 3 days	1 to 3 days
Commingled fund investing in Fixed Income	181	—	N/A	daily	1 to 3 days	3 days
Total Non-U.S.	$228	$—
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

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following tables provide a reconciliation of benefit obligations of our unfunded other post-retirement benefit plans:

	Year Ended December 31,
	2024		2023
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Change in benefit obligation:
Benefit obligation, beginning of period	$142	$39	$153	$41
Service cost	—	1	1	1
Interest cost	8	2	7	2
Actuarial loss (gain)	8	15	—	(4)
Benefits paid	(24)	(1)	(25)	(1)
Participant contributions	5	—	6	—
Foreign exchange effects	—	(4)	—	—
Benefit obligation, end of period	139	52	142	39
Change in plan assets:
Fair value of plan assets, beginning of period	—	—	—	—
Employer contributions	19	1	19	1
Participant contributions	5	—	6	—
Benefits paid	(24)	(1)	(25)	(1)
Fair value of plan assets, end of period	—	—	—	—
Funded status, end of period	$(139)	$(52)	$(142)	$(39)
Amounts recognized in the Consolidated Balance Sheets are as follows:

	December 31, 2024		December 31, 2023
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Accrued benefit liability, current	$(13)	$(1)	$(14)	$(1)
Accrued benefit liability, long-term	(126)	(51)	(128)	(38)
Funded status, end of period	$(139)	$(52)	$(142)	$(39)
Amounts recognized in Accumulated other comprehensive loss are as follows:

	December 31, 2024		December 31, 2023
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Actuarial and investment income	$61	$8	$79	$21
Prior service cost	—	(1)	—	(1)
Balance, end of period	$61	$7	$79	$20

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The components of net periodic other post-retirement costs are as follows:

	U.S. Plans
	Year Ended December 31,
Millions of dollars	2024	2023	2022
Service cost	$—	$1	$1
Interest cost	8	7	5
Actuarial gain amortization	(9)	(10)	(5)
Net periodic benefit (income) cost	$(1)	$(2)	$1

	Non-U.S. Plans
	Year Ended December 31,
Millions of dollars	2024	2023	2022
Service cost	$1	$1	$2
Interest cost	2	2	1
Actuarial gain amortization	(1)	(1)	—
Net periodic benefit cost	$2	$2	$3
The following tables set forth the assumed health care cost trend rates for our U.S. and Non-U.S. Plans:

	U.S. Plans
	December 31,
	2024		2023
Immediate trend rate	6.5%		6.3%
Ultimate trend rate (the rate to which the cost trend rate is assumed to decline)	4.5%		4.5%
Year that the rate reaches the ultimate trend rate	2033		2031

	Non-U.S. Plans
	Canada		France
	December 31,		December 31,
	2024	2023	2024	2023
Immediate trend rate	4.5%	4.5%	5.0%	4.8%
Ultimate trend rate (the rate to which the cost trend rate is assumed to decline)	4.5%	4.5%	5.0%	4.8%
Year that the rate reaches the ultimate trend rate	—	—	—	—
The health care cost trend rate assumption does not typically have a significant effect on the amounts reported due to limits on maximum contribution levels to the medical plans.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The weighted average assumptions used in determining the net benefit liabilities for our other post-retirement benefit plans were as follows:

	December 31,
	2024		2023
	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	5.24%	3.53%	5.74%	4.36%
Rate of compensation increase	4.09%	—	4.13%	—
The weighted average assumptions used in determining the net benefit costs for our other post-retirement benefit plans were as follows:

	Year Ended December 31,
	2024		2023		2022
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	5.74%	4.36%	5.44%	3.95%	2.75%	1.47%
Rate of compensation increase	4.13%	—	4.16%	—	4.18%	—
As of December 31, 2024, future expected benefit payments by our other post-retirement benefit plans, which reflect expected future service, as appropriate, were as follows:

Millions of dollars	U.S.	Non-U.S.
2025	$13	$1
2026	14	1
2027	13	1
2028	13	1
2029	13	2
2030 through 2034	56	9
Accumulated Other Comprehensive Loss—In 2024, pension benefits actuarial gain and other post-retirement benefits actuarial loss of $1 million and $22 million, respectively, are primarily due to changes in discount rate assumption and updated actuarial assumptions. In 2023, pension benefits actuarial loss and other post-retirement benefits actuarial gain of $146 million and $4 million, respectively, are primarily due to changes in discount rate assumption and updated actuarial assumptions.
Deferred income taxes related to amounts in Accumulated other comprehensive loss include provisions of $91 million and $90 million as of December 31, 2024 and 2023, respectively.
Defined Contribution Plans—Most employees in the U.S. and certain non-U.S. countries are eligible to participate in defined contribution plans (“Employee Savings Plan”) by contributing a portion of their compensation. We make employer contributions, such as matching contributions, to certain of these plans. The Company also has a nonqualified deferred compensation plan that covers senior management in the U.S. This plan was amended and restated in May 2023 and provides Company contributions on behalf of certain eligible employees who earn base pay above the IRS annual compensation limit.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table provides the Company contributions to the Employee Savings Plans:

	Company Contributions
	2024		2023		2022
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Employee Savings Plans	$60	$11	$57	$9	$53	$8
15. Incentive and Share-Based Compensation
We are authorized to grant RSUs, PSUs, stock options, and other cash and stock awards under our Long-Term Incentive Plan (“LTIP”). The Compensation and Talent Development Committee oversees our equity award grants, the type of awards, the required performance measures and the timing and duration of each grant. The maximum number of shares of our common stock reserved for issuance under the LTIP is 30,000,000 shares. After taking into consideration outstanding stock-settled awards and assuming a maximum payout for our PSU awards, there were 6,245,410 shares available for issuance as of December 31, 2024.
Total share-based compensation expense and the associated tax benefits are as follows:

	Year Ended December 31,
Millions of dollars	2024	2023	2022
Compensation Expense:
Restricted stock units	$60	$44	$33
Stock options	4	10	8
Performance share units	27	37	29
Total	$91	$91	$70
Tax Benefit:
Restricted stock units	$14	$10	$8
Stock options	1	2	2
Performance share units	6	9	7
Total	$21	$21	$17
Restricted Stock Unit Awards—RSUs entitle the recipient to be paid out an equal number of ordinary shares upon vesting. Effective in 2024, RSU’s will generally have a three-year vesting period and ratably vest in equal increments on the first, second and third anniversary of the grant date. Historically RSUs generally cliff vested on the third anniversary of the grant date.
The fair value of RSUs is based on the market price of the underlying stock on the date of grant. The weighted average grant date fair value for RSUs granted during the years ended December 31, 2024, 2023 and 2022 was $95.78, $93.93 and $96.14, respectively. The total fair value of RSUs vested and issued was $45 million, $30 million and $20 million during 2024, 2023 and 2022, respectively.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table summarizes RSU activity for the year:

	Number of Units (in thousands)	Weighted Average Grant Date Fair Value (per share)
Outstanding at January 1, 2024	994	$96.67
Granted	785	95.78
Vested	(481)	98.95
Forfeited	(62)	99.32
Outstanding at December 31, 2024	1,236	$95.09
As of December 31, 2024, the unrecognized compensation cost related to RSUs was $51 million, which is expected to be recognized over a weighted average period of 1.28 years.
Stock Option Awards—Stock options allow employees the opportunity to purchase ordinary shares of stock in the future at an exercise price equal to the market price at the date of grant. No stock option awards were granted in 2024. Previous awards generally have a three-year vesting period that vests in equal increments on the first, second and third anniversary of the grant date and have a contractual term of ten years. None of the Stock options are designed to qualify as Incentive Stock Options as defined in Section 422 of the Internal Revenue Code.
The fair value of each Stock option is estimated on the date of grant using the Black-Scholes option valuation model. The principal assumptions utilized in valuing Stock options include the expected stock price volatility (based on our historical stock price volatility over the expected term); the expected dividend yield; and the risk-free interest rate (an estimate based on the yield of a United States Treasury zero coupon bond with a maturity equal to the expected term of the option).
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
The weighted average fair value of Stock options granted and the assumptions used in estimating those fair values are as follows:

	Year Ended December 31,
	2023	2022
Weighted average fair value	$24.85	$24.27
Fair value assumptions:
Dividend yield	5.0%	4.3%
Expected volatility	39.9-40.2%	39.1-40.7%
Risk-free interest rate	3.5-4.7%	1.9-4.2%
Weighted average expected term, in years	5.7	5.4

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table summarizes Stock option activity:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value (millions of dollars)
Outstanding at January 1, 2024	2,644	$90.01
Granted	—	—
Exercised	(631)	84.98
Forfeited	(29)	92.78
Expired	(41)	99.87
Outstanding at December 31, 2024	1,943	$91.40	5.1 years	$—
Exercisable at December 31, 2024	1,555	$90.73	4.4 years	$—
The aggregate intrinsic value of Stock options exercised during the years ended December 31, 2024, 2023 and 2022 was $10 million, $8 million and $6 million, respectively.
As of December 31, 2024, the unrecognized compensation cost related to Stock options was $2 million, which is expected to be recognized over a weighted average period of 1.0 year. During 2024, cash received from the exercise of Stock options was $52 million and the tax benefit associated with these exercises was $2 million.
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
The weighted average fair value and the assumptions used in estimating those fair value using a Monte-Carlo simulation are as follows:

	Year Ended December 31,
	2024	2023	2022
Weighted average fair value	$133.75	$128.95	$122.15
Fair value assumptions:
Expected volatility of LyondellBasell N.V. common stock	28.60%	38.04%	48.71%
Expected volatility of peer companies	24.68-43.42%	22.82-52.73%	23.12-61.28%
Average correlation coefficient of peer companies	0.56	0.52	0.59
Risk-free interest rate	4.47%	4.39%	1.69%

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table summarizes PSU activity:

	Number of Units (in thousands)	Weighted Average Grant Date Fair Value (per share)
Outstanding at January 1, 2024	853	$116.39
Granted	716	108.56
Vested	(538)	117.39
Forfeited	(42)	100.95
Outstanding at December 31, 2024	989	$101.94
The total fair value of PSUs vested during 2024 was $43 million paid out at 200% of target shares. As of December 31, 2024, the unrecognized compensation cost related to PSUs was $38 million, which is expected to be recognized over a weighted average period of 1.8 years.
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
The Company operates in multiple jurisdictions with complex legal and tax regulatory environments and is subject to taxes in the U.S. and non-U.S. jurisdictions. We monitor tax law changes and the potential impact to our results of operations. There continues to be increased attention on the tax practices of multinational companies, in particular in the U.S. and Europe where we operate. In 2020, the Organization for Economic Cooperation and Development released Pillar One and Two proposals focused on taxing rights and minimum taxes. The United Kingdom, as well as certain other jurisdictions in which we operate, enacted legislation implementing the Organization for Economic Cooperation and Development’s Pillar Two Model Rules effective as of January 1, 2024. This legislation did not have a material impact on the Consolidated Financial Statements; however, we continue to assess and monitor legislative changes.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The significant components of the provision for income taxes are as follows:

	Year Ended December 31,
Millions of dollars	2024	2023	2022
Current:
U.S. federal	$430	$261	$250
Non-U.S.	198	160	205
State	49	37	58
Total current	677	458	513
Deferred:
U.S. federal	(172)	77	369
Non-U.S.	(279)	(36)	(12)
State	14	2	12
Total deferred	(437)	43	369
Provision for income taxes before tax effects of other comprehensive income	240	501	882
Tax effects of elements of other comprehensive income:
Pension and post-retirement liabilities	(1)	(36)	125
Financial derivatives	38	(29)	57
Foreign currency translation	44	(28)	59
Total income tax expense in comprehensive income	$321	$408	$1,123
Since the proportion of U.S. revenues, assets, operating income and associated tax provisions is significantly greater than that of any other single taxing jurisdiction within the worldwide group, the reconciliation of the differences between the provision for income taxes and the statutory rate is presented on the basis of the U.S. statutory federal income tax rate of 21% as opposed to the United Kingdom statutory tax rate of 25%. Our effective income tax rate for the year ended December 31, 2024 is 15.0%.
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

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table reconciles the expected tax expense (benefit) at the U.S. statutory federal income tax rate to the total income tax provision as calculated:

	Year Ended December 31,
Millions of dollars	2024	2023	2022
Income (loss) before income taxes:
U.S.	$1,685	$1,958	$3,289
Non-U.S.	(82)	669	1,487
Total	$1,603	$2,627	$4,776

Income tax at U.S. statutory rate	$337	$552	$1,003
Increase (reduction) resulting from:
Non-U.S. income/(loss) taxed at different statutory rates	(102)	4	27
Return to accrual adjustments	(26)	(22)	16
State income taxes, net of federal benefit	57	33	60
Exempt income	(101)	(203)	(213)
Uncertain tax positions	18	21	(74)
Patent box ruling	—	(31)	—
Non-deductible impairment	28	62	14
Audit settlement	—	46	—
Foreign currency gain or loss	(27)	8	(6)
Cross border tax effects	19	14	12
Other, net	37	17	43
Income tax provision	$240	$501	$882
Our exempt income primarily includes interest income, export incentives, and equity earnings of joint ventures. Interest income earned by certain of our subsidiaries through intercompany financings is taxed at rates substantially lower than the U.S. statutory rate. Export incentives relate to tax benefits derived from elections and structures available for U.S. exports. Equity earnings attributable to the earnings of our joint ventures, when paid through dividends to certain European subsidiaries, are exempt from all or portions of normal statutory income tax rates. We anticipate the continued favorable treatment for dividends, and export income based on current law. We are currently assessing the impact of new tax regulations released by the IRS during January 2025, which take effect in 2026. We will continue to review and monitor any additional guidance issued by the IRS.

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

	December 31,
Millions of dollars	2024	2023
Deferred tax liabilities:
Accelerated tax depreciation	$2,342	$2,562
Investment in joint venture partnerships	455	486
Inventory	194	227
Operating lease assets	330	334
Other liabilities	78	134
Total deferred tax liabilities	$3,399	$3,743
Deferred tax assets:
Tax attributes	$420	$307
Employee benefit plans	248	259
Operating lease liabilities	387	383
Other assets	203	182
Total deferred tax assets	1,258	1,131
Deferred tax asset valuation allowances	(135)	(78)
Net deferred tax assets	1,123	1,053
Net deferred tax liabilities	$2,276	$2,690
Balance sheet classification is presented in the following table:

	December 31,
Millions of dollars	2024	2023
Deferred tax assets—long-term	$259	$196
Deferred tax liabilities—long-term	2,535	2,886
Net deferred tax liabilities	$2,276	$2,690
Deferred taxes on the unremitted earnings of certain equity joint ventures and subsidiaries of $57 million and $77 million at December 31, 2024 and 2023, respectively, have been provided. The Company intends to permanently reinvest approximately $600 million of our non-U.S. earnings. Repatriation of these earnings to the U.S. in the future could result in a tax impact of approximately $60 million.
At December 31, 2024 and 2023, we had total tax attributes available in the amount of $1,968 million and $1,438 million, respectively, for which a deferred tax asset was recognized at December 31, 2024 and 2023 of $420 million and $307 million, respectively.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The scheduled expiration of the tax attributes and the related deferred tax assets, before valuation allowance, as of December 31, 2024 are as follows:

Millions of dollars	Tax Attributes	Deferred Tax on Tax Attributes
2025	$22	$1
2026	13	1
2027	19	4
2028	20	7
2029	15	3
Thereafter	549	53
Indefinite	1,330	351
Total	$1,968	$420
The tax attributes are primarily related to operations in the United States, Germany, United Kingdom, The Netherlands, and France. The related deferred tax assets by primary jurisdictions are shown below:

	December 31,
Millions of dollars	2024	2023	2022
United States	$114	$151	$84
Germany	107	3	7
United Kingdom	105	91	45
The Netherlands	35	18	13
France	21	23	$46
Other	38	21	15
Total	$420	$307	$210
To fully realize these net deferred tax assets, we will need to generate sufficient future taxable income in the countries where these tax attributes exist during the periods in which the attributes can be utilized. Based upon forecasts of expected taxable income over the periods in which the attributes can be utilized and/or temporary differences are expected to reverse, management believes it is more likely than not that $285 million of these deferred tax assets at December 31, 2024 will be realized.
As of each reporting date, we consider the weight of all evidence, both positive and negative, to determine if a valuation allowance is necessary for each jurisdiction’s net deferred tax assets. We place greater weight on historical evidence over future predictions of our ability to utilize net deferred tax assets. We consider future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences, and taxable income in prior carry-back year(s) if carry-back is permitted under applicable law, as well as available prudent and feasible tax planning strategies that would, if necessary, be implemented to ensure realization of the net deferred tax asset.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
A summary of the valuation allowances by primary jurisdiction is shown below, reflecting the valuation allowances for all the net deferred tax assets, including deferred tax assets for tax attributes and other temporary differences.

	December 31,
Millions of dollars	2024	2023	2022
Germany	$43	$1	$—
United Kingdom	30	30	29
United States	24	15	11
France	21	23	22
Other	17	9	4
Total	$135	$78	$66
During 2024 and 2023, valuation allowance accruals did not have a material impact to our effective tax rate. The increase in valuation allowances from 2023 to 2024 was primarily due to attributes acquired during 2024 that required a full valuation allowance.
The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits included on our Consolidated Balance Sheet:

	Year Ended December 31,
Millions of dollars	2024	2023	2022
Unrecognized tax benefit, beginning of period	$288	$271	$327
Additions for tax positions of current year	14	37	22
Additions for tax positions of prior years	15	2	13
Reductions for tax positions of prior years	(15)	(22)	(91)
Settlements (payments/refunds)	(66)	—	—
Unrecognized tax benefit, end of period	$236	$288	$271
The majority of the uncertain tax positions, if recognized, will affect the effective tax rate. During 2024 and 2023, our effective tax rate included tax expense of $18 million and $21 million, respectively, related to adjustments in uncertain tax position balances. During 2024, we entered into an audit settlement and released a related $66 million non-cash reserve related to this position. The settlement of this position did not affect the effective tax rate. During 2022, our effective tax rate included a net tax benefit of $74 million related to adjustments in uncertain tax position balances. The 2022 movement included a $91 million non-cash tax benefit to our effective tax rate as a reduction for tax positions of prior years.
It is reasonably possible that, within the next twelve months, due to the settlement of uncertain tax positions with various tax authorities and the expiration of statutes of limitations, unrecognized tax benefits could decrease by up to approximately $50 million.
We recognize interest associated with unrecognized tax benefits in income tax expense. Income tax expense includes interest and penalties of $15 million, $11 million and $1 million in 2024, 2023 and 2022, respectively. Accrued interest and penalties as of December 31, 2024, 2023 and 2022 were $67 million, $52 million, and $41 million, respectively.

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
A summary of the years open to examination in our primary jurisdictions is as follows:

Jurisdiction	Open Tax Years
France	2019 and later
Germany	2008 and later
Italy	2014 and later
The Netherlands	2019 and later
United Kingdom	2022 and later
United States	2014 and later
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
Environmental Remediation—Accrued liabilities for future environmental remediation costs at current and former plant sites and other remediation sites totaled $140 million and $124 million as of December 31, 2024 and 2023, respectively. At December 31, 2024, the accrued liabilities for individual sites range from less than $1 million to $43 million. The remediation expenditures are expected to occur over a number of years and are not concentrated in any single year. In our opinion, it is reasonably possible that losses in excess of the liabilities recorded may have been incurred. However, we cannot estimate any amount or range of such possible additional losses. New information about sites, new technology or future developments, such as involvement in investigations by regulatory agencies, could require us to reassess our potential exposure related to environmental matters.
The following table summarizes the activity in our accrued environmental liability included in Accrued and other current liabilities and Other liabilities:

	Year Ended December 31,
Millions of dollars	2024	2023
Beginning balance	$124	$127
Changes in estimates	29	5
Amounts paid	(10)	(9)
Foreign exchange effects	(3)	1
Ending balance	$140	$124

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Indemnification—We are parties to various indemnification arrangements, including arrangements entered into in connection with acquisitions, divestitures and the formation and dissolution of joint ventures. Pursuant to these arrangements, we provide indemnification to and/or receive indemnification from other parties in connection with liabilities that may arise in connection with the transactions and in connection with activities prior to completion of the transactions. These indemnification arrangements typically include provisions pertaining to third-party claims relating to environmental and tax matters, as well as various types of litigation. As of December 31, 2024, we had not accrued any significant amounts for our indemnification obligations, and we are not aware of other circumstances that would likely lead to significant future indemnification obligations. We cannot determine with certainty the potential amount of future payments under the indemnification arrangements until events arise that would trigger a liability under the arrangements.
As part of our technology licensing contracts, we give indemnifications to our licensees for liabilities arising from possible patent infringement claims with respect to certain proprietary licensed technologies. Such indemnifications have a stated maximum amount and generally cover a period of 5 to 10 years.
Legal Proceedings—We are subject to various lawsuits and claims, including but not limited to, matters involving contract disputes, tort claims, and regulatory disputes alleging environmental damages, personal injury and/or property damage, some of which are covered by insurance. We vigorously defend ourselves and prosecute these matters as appropriate.
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
18. Shareholders’ Equity and Redeemable Non-controlling Interests
Shareholders’ Equity
Dividend Distributions—The following table summarizes the dividends paid to common shareholders in the periods presented:

Millions of dollars, except per share amounts	Dividend Per Ordinary Share	Aggregate Dividends Paid	Date of Record
For the year 2024:
March	$1.25	$408	March 4, 2024
June	1.34	438	June 3, 2024
September	1.34	437	August 26, 2024
December	1.34	437	December 2, 2024
	$5.27	$1,720
For the year 2023:
March	$1.19	$389	March 6, 2023
June	1.25	408	May 30, 2023
September	1.25	407	August 28, 2023
December	1.25	406	November 27, 2023
	$4.94	$1,610

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
In May 2022, our shareholders approved a proposal to authorize us to repurchase up to 34.0 million ordinary shares through November 27, 2023 (“2022 Share Repurchase Authorization”), which superseded our prior repurchase authorizations.
The following table summarizes our share repurchase activity for the periods presented:

Millions of dollars, except shares and per share amounts	Shares Repurchased	Average Purchase Price	Total Purchase Price, Including Commissions and Fees
For the year 2024:
2024 Share Repurchase Authorization	2,236,348	$88.42	$198
	2,236,348	$88.42	$198
For the year 2023:
2022 Share Repurchase Authorization	1,365,898	$88.98	$122
2023 Share Repurchase Authorization	983,309	90.99	89
	2,349,207	$89.82	$211
For the year 2022:
2021 Share Repurchase Authorization	2,111,538	$97.72	$206
2022 Share Repurchase Authorization	2,286,216	87.50	200
	4,397,754	$92.41	$406
Total cash paid for share repurchases for the years ended December 31, 2024, 2023 and 2022 was $195 million, $211 million and $420 million, respectively. Cash payments made during the reporting period may differ from the total purchase price, including commissions and fees, due to the timing of payments.
Ordinary Shares—The changes in the outstanding amounts of ordinary shares are as follows:

	Year Ended December 31,
	2024	2023	2022
Ordinary shares outstanding:
Beginning balance	324,483,402	325,723,567	329,536,389
Share-based compensation	1,278,115	793,984	291,104
Employee stock purchase plan	364,663	315,058	293,828
Purchase of ordinary shares	(2,236,348)	(2,349,207)	(4,397,754)
Ending balance	323,889,832	324,483,402	325,723,567

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Treasury Shares—The changes in the amounts of treasury shares held by the Company are as follows:

	Year Ended December 31,
	2024	2023	2022
Ordinary shares held as treasury shares:
Beginning balance	15,939,096	14,698,931	10,675,605
Share-based compensation	(1,278,115)	(793,984)	(291,104)
Employee stock purchase plan	(364,663)	(315,058)	(83,324)
Purchase of ordinary shares	2,236,348	2,349,207	4,397,754
Ending balance	16,532,666	15,939,096	14,698,931
Accumulated Other Comprehensive Loss—The components of, and after-tax changes in, Accumulated other comprehensive loss as of and for the years ended December 31, 2024, 2023 and 2022 are presented in the following table:

Millions of dollars	Financial Derivatives	Defined Benefit Pension and Other Post-retirement Benefit Plans	Foreign Currency Translation Adjustments	Total
Balance, December 31, 2021	$(354)	$(528)	$(921)	$(1,803)
Other comprehensive income (loss) before reclassifications	393	342	(64)	671
Tax expense before reclassifications	(86)	(95)	(59)	(240)
Amounts reclassified from accumulated other comprehensive loss	(128)	128	—	—
Tax benefit (expense)	29	(29)	—	—
Net other comprehensive income (loss)	208	346	(123)	431
Balance, December 31, 2022	$(146)	$(182)	$(1,044)	$(1,372)

Other comprehensive (loss) income before reclassifications	$(178)	$(142)	$45	$(275)
Tax benefit before reclassifications	47	38	28	113
Amounts reclassified from accumulated other comprehensive loss	69	9	—	78
Tax expense	(18)	(2)	—	(20)
Net other comprehensive (loss) income	(80)	(97)	73	(104)
Balance, December 31, 2023	$(226)	$(279)	$(971)	$(1,476)

Other comprehensive income (loss) before reclassifications	$51	$(21)	$(125)	$(95)
Tax (expense) benefit before reclassifications	(13)	5	(44)	(52)
Amounts reclassified from accumulated other comprehensive loss	102	18	—	120
Tax expense	(25)	(4)	—	(29)
Net other comprehensive income (loss)	115	(2)	(169)	(56)
Balance, December 31, 2024	$(111)	$(281)	$(1,140)	$(1,532)

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The amounts reclassified out of each component of Accumulated other comprehensive loss are as follows:

Millions of dollars	Year Ended December 31,			Affected Line Items on the Consolidated Statements of Income
	2024	2023	2022
Reclassification adjustments for:
Financial derivatives:
Commodities	$4	$—	$—	Sales and other operating expenses
Commodities	129	33	(59)	Cost of sales
Foreign currency	(35)	31	(75)	Interest expense
Interest rates	4	5	6	Interest expense
Income tax (expense) benefit	(25)	(18)	29	Provision for income taxes
Financial derivatives, net of tax	77	51	(99)

Amortization of defined pension items:
Settlement loss	—	—	103	Other income (expense), net
Actuarial loss	15	6	22	Other income (expense), net
Prior service cost	3	3	3	Other income (expense), net
Income tax expense	(4)	(2)	(29)	Provision for income taxes
Defined pension items, net of tax	14	7	99

Total reclassifications, before tax	120	78	—
Income tax expense	(29)	(20)	—	Provision for income taxes
Total reclassifications, after tax	$91	$58	$—	Amount included in net income
Amortization of defined pension items are included in the computation of net periodic pension and other post-retirement benefit costs, see Note 14 to the Consolidated Financial Statements.
Redeemable Non-controlling Interests
As of December 31, 2024 and 2023, we had 113,053 and 113,075 shares of redeemable non-controlling interest stock outstanding, respectively. During the years ended December 31, 2024 and 2023, 22 and 396 shares, respectively, were redeemed for less than $1 million in each year. During the year ended December 31, 2022, 1,903 shares were redeemed for approximately $2 million.
In February, May, August and November 2024, we paid cash dividends of $15.00 per share to our redeemable non-controlling interest stock shareholders of record as of January 15, 2024, April 15, 2024, July 15, 2024, and October 15, 2024, respectively. In 2024, 2023 and 2022, these dividends were $7 million for each year.

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
Earnings per share data is as follows:

	Year Ended December 31,
	2024		2023		2022
	Continuing	Discontinued	Continuing	Discontinued	Continuing	Discontinued
Millions of dollars	Operations	Operations	Operations	Operations	Operations	Operations
Net income (loss)	$1,363	$4	$2,126	$(5)	$3,894	$(5)
Dividends on redeemable non-controlling interests	(7)	—	(7)	—	(7)	—
Net income attributable to participating securities	(6)	—	(7)	—	(10)	—
Net income (loss) attributable to ordinary shareholders—basic and diluted	$1,350	$4	$2,112	$(5)	$3,877	$(5)

Millions of shares, except per share amounts
Basic weighted average common stock outstanding	325	325	325	325	327	327
Effect of dilutive securities	1	1	1	1	1	1
Potential dilutive shares	326	326	326	326	328	328

Earnings (loss) per share:
Basic	$4.15	$0.01	$6.50	$(0.02)	$11.86	$(0.02)
Diluted	$4.14	$0.01	$6.48	$(0.02)	$11.83	$(0.02)

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
20. Segment and Related Information
Our operations are managed by senior executives who report to our Chief Executive Officer, the chief operating decision maker. Discrete financial information is available for each of the segments. The Chief Executive Officer uses EBITDA as the primary measure for reviewing the profitability of our segments and allocating resources to the segments. We define EBITDA as earnings from continuing operations before interest, income taxes, and depreciation and amortization.
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

•Intermediates and Derivatives (“I&D”). Our I&D segment produces and markets propylene oxide and its derivatives, oxyfuels and related products, and intermediate chemicals such as styrene monomer and acetyls.

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
Summarized financial information concerning reportable segments is shown in the following tables for the periods presented:

	Year Ended December 31, 2024
	O&P - Americas	O&P - EAI	I&D	APS	Refining	Technology	Other	Total
Millions of dollars
Sales and other operating revenues:
Customers	$7,619	$10,188	$10,219	$3,616	$8,080	$580	$—	$40,302
Intersegment	3,914	679	205	18	479	91	(5,386)	—
	11,533	10,867	10,424	3,634	8,559	671	(5,386)	40,302
Less:
Cost of sales	9,261	10,529	9,208	3,271	8,639	211	(5,381)	35,738
Impairments	—	892	2	55	—	—	—	949
(Income) loss from equity investments	(13)	217	13	—	—	—	—	217
Gain on sale of business	—	—	(284)	—	—	—	—	(284)
Other items	459	440	222	344	130	123	30	1,748
Add:
Depreciation and amortization expense	619	220	401	90	150	42	—	1,522
EBITDA	$2,445	$(991)	$1,664	$54	$(60)	$379	$(35)	$3,456

Capital expenditures	$635	$525	$445	$105	$31	$95	$3	$1,839

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2023
Millions of dollars	O&P - Americas	O&P - EAI	I&D	APS	Refining	Technology	Other	Total
Sales and other operating revenues:
Customers	$6,967	$9,822	$10,875	$3,686	$9,179	$578	$—	$41,107
Intersegment	4,313	657	211	12	535	85	(5,813)	—
	11,280	10,479	11,086	3,698	9,714	663	(5,813)	41,107
Less:
Cost of sales	9,146	10,165	9,383	3,393	9,357	210	(5,805)	35,849
Impairments	25	38	192	252	11	—	—	518
(Income) loss from equity investments	(49)	55	13	1	—	—	—	20
Other items	442	437	262	312	125	119	48	1,745
Add:
Depreciation and amortization expense	587	207	443	98	158	41	—	1,534
EBITDA	$2,303	$(9)	$1,679	$(162)	$379	$375	$(56)	$4,509

Capital expenditures	$480	$273	$590	$75	$32	$69	$12	$1,531

	Year Ended December 31, 2022
Millions of dollars	O&P - Americas	O&P - EAI	I&D	APS	Refining	Technology	Other	Total
Sales and other operating revenues:
Customers	$9,420	$12,568	$12,703	$4,197	$10,975	$588	$—	$50,451
Intersegment	5,060	887	247	5	918	105	(7,222)	—
	14,480	13,455	12,950	4,202	11,893	693	(7,222)	50,451
Less:
Cost of sales	11,953	12,943	11,135	3,901	10,883	242	(7,210)	43,847
Impairments	—	69	—	—	—	—	—	69
(Income) loss from equity investments	(98)	68	25	—	—	—	—	(5)
Other items	351	368	250	281	128	124	4	1,506
Add:
Depreciation and amortization expense	591	171	332	95	39	39	—	1,267
EBITDA	$2,865	$178	$1,872	$115	$921	$366	$(16)	$6,301

Capital expenditures	$383	$349	$940	$60	$53	$98	$7	$1,890
Other items include Selling, general and administrative expenses, Research and development expenses, and Other income (expense), net.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
A reconciliation of EBITDA to Income from continuing operations before income taxes is shown in the following table for each of the periods presented:

	Year Ended December 31,
Millions of dollars	2024	2023	2022
EBITDA:
Total segment EBITDA	$3,491	$4,565	$6,317
Other EBITDA	(35)	(56)	(16)
Less:
Depreciation and amortization expense	(1,522)	(1,534)	(1,267)
Interest expense	(481)	(477)	(287)
Add:
Interest income	150	129	29
Income from continuing operations before income taxes	$1,603	$2,627	$4,776
The following assets are summarized and reconciled to consolidated totals in the following table:

Millions of dollars	O&P - Americas	O&P - EAI	I&D	APS	Refining	Technology	Total
December 31, 2024
Property, plant and equipment, net	$6,592	$1,553	$5,670	$655	$—	$596	$15,066
Equity investments	2,011	1,732	377	1	—	—	4,121
Goodwill	472	355	209	517	—	8	1,561
December 31, 2023
Property, plant and equipment, net	$6,441	$2,139	$5,654	$678	$122	$513	$15,547
Equity investments	2,049	1,513	343	2	—	—	3,907
Goodwill	477	380	215	567	—	8	1,647
Long-lived assets include Property, plant and equipment, net, Intangible assets, net and Equity investments, see Notes 7 and 8 to the Consolidated Financial Statements. The following long-lived assets data is based upon the location of the assets:

	December 31,
Millions of dollars	2024	2023
Long-lived assets:
United States	$14,456	$14,334
Germany	1,691	1,593
The Netherlands	784	879
Italy	399	389
Mexico	257	281
France	171	731
China	124	375
Other	1,882	1,513
Total	$19,764	$20,095

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Disposition of Ethylene Oxide & Derivatives (“EO&D”) Business—In May 2024, we sold our U.S. Gulf Coast-based EO&D business along with the production facilities located in Bayport, TX. The EO&D business was included in our I&D segment. In connection with the sale, we received cash proceeds of $689 million and recognized a pre-tax gain of $284 million in 2024.
Houston Refinery Operations—In 2022 we announced our plan to exit the refining business as it was determined to be the best strategic and financial path forward for the Company. We commenced shutdown activities in January 2025 and anticipate our refinery exit will be substantially completed in the first quarter of 2025.

Costs incurred for the planned exit from the refinery business are as follows:

	Year Ended December 31,			Cumulative December 31,
Millions of dollars	2024	2023	2022	2024
Accelerated lease amortization costs	$38	$110	$91	$239
Personnel costs	35	76	64	175
Asset retirement obligation accretion	8	9	2	19
Asset retirement cost depreciation	80	139	30	249
Other charges	18	—	—	18
Refinery exit costs	$179	$334	$187	$700
As of December 31, 2024, cumulative refinery exit costs were $700 million. We expect to incur an additional $70 million in subsequent periods, primarily due to the accretion of liabilities recorded for asset retirement obligations. We estimate that over half of these remaining costs will be incurred in 2025, with the remainder incurred over the next four years.

Impairments—In 2024, we recorded impairments totaling $949 million. This amount includes charges related to the impairment of assets in our O&P-EAI and APS segments of $892 million and $55 million, respectively. Impairment charges included in our O&P-EAI segment relate to assets included in our European strategic review and a Chinese joint venture of $837 million and $52 million, respectively. These impairment charges reflect challenging market conditions in these regions. Impairments included in our APS segment includes an impairment charge of $55 million driven by unfavorable market conditions which resulted in the loss of customers in our APS specialty powders business unit. In 2023, we recorded a non-cash impairment charge of $192 million related to our European PO Joint Venture, which is included in the operating results for our I&D segment. See Notes 7 and 8 to the Consolidated Financial Statements for additional information.

Segment Structure Changes and Related Goodwill Impairment—Effective January 1, 2023, our Catalloy and polybutene-1 businesses were moved from our APS segment and reintegrated into our O&P-Americas and O&P-EAI segments. In connection with this change, we recognized a non-cash goodwill impairment charge of $252 million in our APS segment. See Note 7 to the Consolidated Financial Statements for additional information regarding the impairment charge.
Disposition of Australian Facility—In the second quarter of 2022 we sold our ownership interest in our PP manufacturing facility located in Geelong, Australia, LyondellBasell Australia (Holdings) Pty Ltd, for consideration of $38 million. In connection with this sale, we assessed the assets of the disposal group for impairment and determined that the carrying value exceeded the fair value less costs to sell. As a result, we recognized a non-cash impairment charge in the second quarter of 2022 of $69 million in the operating results of our O&P-EAI segment. The fair value measurement for the disposal group was based on expected consideration and classified as Level 3 within the fair value hierarchy. The charge is reflected as Impairments in the Consolidated Statements of Income.

Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A.     Controls and Procedures.
Effectiveness of Controls and Procedures
Our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive and financial officers) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of December 31, 2024, the end of the period covered by this Annual Report on Form 10-K.
Management’s Report on Internal Control over Financial Reporting
Management’s report on our internal control over financial reporting can be found in Item 8, Financial Statements and Supplementary Data, of this report.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in our fourth fiscal quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.     Other Information.
During the three months ended December 31, 2024, none of our Section 16 officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
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
All other information required by this Item will be included in our Proxy Statement relating to our 2025 Annual General Meeting of Shareholders and is incorporated herein by reference.*
Item 11.     Executive Compensation.
All information required by this Item will be included in our Proxy Statement relating to our 2025 Annual General Meeting of Shareholders and is incorporated herein by reference.*
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
All information required by this Item will be included in our Proxy Statement relating to our 2025 Annual General Meeting of Shareholders and is incorporated herein by reference.*
Item 13.     Certain Relationships and Related Transactions, and Director Independence.
All information required by this Item will be included in our Proxy Statement relating to our 2025 Annual General Meeting of Shareholders and is incorporated herein by reference.*
Item 14.     Principal Accounting Fees and Services.
All information required by this Item will be included in our Proxy Statement relating to our 2025 Annual General Meeting of Shareholders and is incorporated herein by reference.*

*	Except for information or data specifically incorporated herein by reference under Items 10 through 14, other information and data appearing in our 2025 Proxy Statement are not deemed to be a part of this Annual Report on Form 10-K or deemed to be filed with the Commission as a part of this report.

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

4.2
Specimen certificate for Class A ordinary shares, par value €0.04 per share, of LyondellBasell Industries N.V. (incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K filed with the SEC on February 16, 2016)

4.3
Registration Rights Agreement by and among LyondellBasell Industries N.V. and the Holders (as defined therein), dated as of April 30, 2010 (incorporated by reference to Exhibit 4.7 to Amendment No. 2 to Form 10 filed with the SEC on July 26, 2010)

4.4
Second Amended and Restated Nomination Agreement, dated June 1, 2018, between AI International Chemicals S.à R.L. and LyondellBasell Industries N.V. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on June 5, 2018)

4.5
Indenture, between LyondellBasell Industries N.V. as Company and Computershare Trust Company, N.A., as Trustee (as successor to Wells Fargo Bank, National Association), dated as of March 5, 2015 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on March 5, 2015)

4.6
Officer’s Certificate of LyondellBasell Industries, N.V. relating to the 4.625% Senior Notes due 2055, dated as of March 5, 2015 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on March 5, 2015)

4.7
Form of LyondellBasell Industries N.V.’s 4.625% Senior Notes due 2055 (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on March 5, 2015 and included in Exhibit 4.2 thereto)

4.8
Indenture, among LYB International Finance B.V., as issuer, LyondellBasell Industries N.V., as guarantor, and Computershare Trust Company, N.A., as Trustee (as successor to Wells Fargo Bank, National Association), dated as of July 16, 2013 (incorporated by reference to Exhibit 4.1 to our Form 8-K filed with the SEC on July 16, 2013)

4.9
Officer’s Certificate of LYB International Finance B.V. relating to the 5.250% Guaranteed Notes due 2043, dated as of July 16, 2013 (incorporated by reference to Exhibit 4.3 to our Form 8-K filed with the SEC on July 16, 2013)

4.10	Form of LYB International Finance B.V.’s 5.250% Guaranteed Notes due 2043 (incorporated by reference to Exhibit 4.3 to our Form 8-K filed with the SEC on July 16, 2013)

Exhibit Number	Description

4.11
Officer’s Certificate of LYB International Finance B.V. relating to the 4.875% Guaranteed Notes due 2044, dated as of February 28, 2014 (incorporated by reference to Exhibit 4.2 to our Form 8-K filed with the SEC on February 28. 2014)

4.12	Form of LYB International Finance B.V.’s 4.875% Guaranteed Notes due 2044 (incorporated by reference to Exhibit 4.2 to our Form 8-K filed with the SEC on February 28. 2014)

4.13
Indenture, among LYB International Finance II B.V., as Issuer, LyondellBasell Industries N.V., as Guarantor, and Deutsche Bank Trust Company Americas, as Trustee, dated as of March 2, 2016 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on March 2, 2016)

4.14
Officer’s Certificate of LYB International Finance II B.V. relating to the 3.500% Guaranteed Notes due 2027, dated as of March 2, 2017 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on March 2, 2017)

4.15
Form of LYB International Finance II B.V.’s 3.500% Guaranteed Notes due 2027 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on March 2, 2017 and included in Exhibit A thereto)

4.16
Supplemental Indenture, among LYB International Finance II B.V., as Issuer, LyondellBasell Industries N.V., as Guarantor, and Deutsche Bank Trust Company Americas, as Trustee, dated as of September 17, 2019 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on September 17, 2019)

4.17	Form of LYB International Finance II B.V.’s 0.875% Guaranteed Notes due 2026 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on September 17, 2019)

4.18	Form of LYB International Finance II B.V.’s 1.625% Guaranteed Notes due 2031 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on September 17, 2019)

4.19
Indenture, among LYB International Finance III, LLC, as Issuer, LyondellBasell Industries N.V., as Guarantor, and Computershare Trust Company, N.A., as Trustee (as successor to Wells Fargo Bank, National Association), dated as of October 10, 2019 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on October 10, 2019)

4.20
Officer’s Certificate of LYB International Finance III, LLC relating to the 4.200% Guaranteed Notes due 2049, dated as of October 10, 2019 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on October 10, 2019)

4.21	Form of LYB International Finance III, LLC’s 4.200% Guaranteed Notes due 2049 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on October 10, 2019)

4.22
Officer’s Certificate of LYB International Finance III, LLC relating to the 3.375% Guaranteed Notes due 2030, and 4.200% Guaranteed Notes due 2050 dated as of April 20, 2020 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on April 21, 2020)

4.23	Form of LYB International Finance III, LLC’s 3.375% Guaranteed Notes due 2030 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on April 21, 2020)

4.24	Form of LYB International Finance III, LLC’s 4.200% Guaranteed Notes due 2050 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on April 21, 2020)

Exhibit Number	Description

4.25
Officer’s Certificate of LYB International Finance III, LLC relating to the 1.250% Guaranteed Notes due 2025, 2.250% Guaranteed Notes due 2030, 3.375% Guaranteed Notes due 2040, 3.625% Guaranteed Notes due 2051, and 3.800% Guaranteed Notes due 2060, dated as of October 8, 2020 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on October 8, 2020)

4.26	Form of LYB International Finance III, LLC’s 1.250% Guaranteed Notes due 2025 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on October 8, 2020)

4.27	Form of LYB International Finance III, LLC’s 2.250% Guaranteed Notes due 2030 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on October 8, 2020)

4.28	Form of LYB International Finance III, LLC’s 3.375% Guaranteed Notes due 2040 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on October 8, 2020)

4.29	Form of LYB International Finance III, LLC’s 3.625% Guaranteed Notes due 2051 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on October 8, 2020)

4.30	Form of LYB International Finance III, LLC’s 3.800% Guaranteed Notes due 2060 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on October 8, 2020)

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

4.32
Officer’s Certificate of LYB International Finance III, LLC relating to the 5.625% Guaranteed Notes due 2033, dated as of May 19, 2023 (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on May 19, 2023)

4.33	Form of LYB International Finance III, LLC’s 5.625% Guaranteed Notes due 2033 (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on May 19, 2023)

4.34
Officer’s Certificate of LYB International Finance III, LLC relating to the 5.500% Guaranteed Notes due 2034, dated as of February 28, 2024 (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on February 28, 2024)

4.35	Form of LYB International Finance III, LLC’s 5.500% Guaranteed Notes due 2034 (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on February 28, 2024)

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

10.4+	Letter to Torkel Rhenman dated July 22, 2020 (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed with the SEC on October 30, 2020)

Exhibit Number	Description

10.5+	Appointment Letter for Torkel Rhenman dated September 27, 2022 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on October 28, 2022)

10.6+
LyondellBasell Industries N.V. U.S. Senior Management Deferral Plan, as Amended and Restated as of May 18, 2023 (incorporated by reference to Exhibit 10.9 of our Annual Report on Form 10-K filed with the SEC on February 22, 2024)

10.7+
LyondellBasell Executive Severance Plan, Amended & Restated, effective as of November 17, 2023 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on November 17, 2023)

10.8+*	Form of LyondellBasell Executive Severance Plan Participation Agreement

10.9+	Form of Officer and Director Indemnification Agreement (incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K filed with the SEC on February 21, 2019)

10.10+	LyondellBasell Industries Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 28, 2021)

10.11+	2023 Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.22 of our Annual Report on Form 10-K filed with the SEC on February 23, 2023)

10.12+	2023 Form of Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.23 of our Annual Report on Form 10-K filed with the SEC on February 23, 2023)

10.13+	2023 Form of Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.24 of our Annual Report on Form 10-K filed with the SEC on February 23, 2023)

10.14+	2024 Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.19 of our Annual Report on Form 10-K filed with the SEC on February 22, 2024)

10.15+	2024 Form of Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.20 of our Annual Report on Form 10-K filed with the SEC on February 22, 2024)

10.16+*	2025 Form of Restricted Stock Unit Award Agreement

10.17+*	2025 Form of Performance Share Unit Award Agreement

10.18+	Form of Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q filed with the SEC on July 31, 2020)

10.19
Third Amended and Restated Credit Agreement, dated July 17, 2024, among LyondellBasell Industries N.V. and LYB Americas Finance Company LLC, as Borrowers, the various institutions from time to time party thereto as Lenders and L/C Issuers, Citibank, N.A., as Administrative Agent, and Wells Fargo Bank, National Association, as Syndication Agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 18, 2024)

10.20
Receivables Purchase Agreement, dated September 11, 2012, by and among Lyondell Chemical Company, as initial servicer, and LYB Receivables LLC, as seller, PNC National Association, as Administrator and LC Bank, certain conduit purchasers, committed purchasers, LC participants and purchaser agents that are parties thereto from time to time (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on September 14, 2012)

Exhibit Number	Description

10.21
Second Amendment to Receivables Purchase Agreement, dated August 26, 2015, among Lyondell Chemical Company, as servicer, LYB Receivables LLC, as seller, the conduit purchasers, related committed purchasers, LC participants and purchaser agents party thereto, the other parties thereto and Mizuho Bank, Ltd., as Administrator and LC Bank (incorporated by reference to Exhibit 10 to our Current Report on Form 8-K filed with the SEC on August 28, 2015)

10.22
Third Amendment to Receivables Purchase Agreement, dated July 24, 2018, among Lyondell Chemical Company, as servicer, LYB Receivables LLC, as seller, the conduit purchasers, related committed purchasers, LC participants and purchaser agents party thereto, the other parties thereto and Mizuho Bank, Ltd., as Administrator and LC Bank (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 27, 2018)

10.23
Fourth Amendment to Receivables Purchase Agreement, dated as of June 30, 2021, among Lyondell Chemical Company, as servicer, LYB Receivables LLC, as seller, the conduit purchasers, related committed purchasers, LC participants and purchaser agents party thereto, the other parties thereto and Mizuho Bank, Ltd., as Administrator and LC Bank (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 2, 2021)

10.24
Fifth Amendment to Receivables Purchase Agreement, dated as of May 31, 2023, among LYB Receivables LLC, as seller, Lyondell Chemical Company, as servicer, the conduit purchasers, related committed purchasers, LC participants and purchaser agents party thereto, the other parties thereto and Mizuho Bank, Ltd., as Administrator and LC Bank (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on August 4, 2023)

10.25
Sixth Amendment to Receivables Purchase Agreement, dated as of May 29, 2024, among Lyondell Chemical Company, as servicer, LYB Receivables LLC, as seller, the conduit purchasers, related committed purchasers, LC participants and purchaser agents party thereto, the other parties thereto and Mizuho Bank, Ltd., as Administrator and LC Bank (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 30, 2024)

10.26
Acknowledgement of Amendment to Receivables Purchase Agreement, dated April 14, 2020, among Lyondell Chemical Company, as servicer, LYB Receivables LLC, as seller, the conduit purchasers, related committed purchasers, LC participants and purchaser agents party thereto, the other parties thereto and Mizuho Bank, Ltd., as Administrator and LC Bank (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed with the SEC on April 15, 2020)

10.27
Acknowledgement of Amendment to Receivables Purchase Agreement, dated October 8, 2020, among Lyondell Chemical Company, as servicer, LYB Receivables LLC, as seller, the conduit purchasers, related committed purchasers, LC participants and purchaser agents party thereto, the other parties thereto and Mizuho Bank, Ltd., as Administrator and LC Bank (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on October 8, 2020)

10.28
Purchase and Sale Agreement, dated September 11, 2012, by and among Lyondell Chemical Company, Equistar Chemicals, LP and LyondellBasell Acetyls, LLC, the other originators from time to time parties thereto, Lyondell Chemical Company, as initial servicer and LYB Receivables LLC, as buyer (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on September 14, 2012)

19*	Policy Prohibiting Insider Trading

21*	List of subsidiaries of the registrant

23*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

Exhibit Number	Description

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32**	Certifications pursuant to 18 U.S.C. Section 1350

97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 to our Annual Report on Form 10-K filed with the SEC on February 22, 2024)

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Schema Document

101.CAL*	Inline XBRL Calculation Linkbase Document

101.DEF*	Inline XBRL Definition Linkbase Document

101.LAB*	Inline XBRL Labels Linkbase Document

101.PRE*	Inline XBRL Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

+	Management contract or compensatory plan, contract or arrangement.
*	Filed herewith.
**	Furnished herewith.
Item 16.    Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LYONDELLBASELL INDUSTRIES N.V.

Date:	February 27, 2025
/s/Peter Vanacker
		Name:	Peter Vanacker
		Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter Vanacker	Chief Executive Officer and Director	February 27, 2025
Peter Vanacker	(Principal Executive Officer)

/s/ Michael C. McMurray	Executive Vice President and	February 27, 2025
Michael C. McMurray	Chief Financial Officer
(Principal Financial Officer)

/s/ Chukwuemeka A. Oyolu	Senior Vice President,	February 27, 2025
Chukwuemeka A. Oyolu	Chief Accounting Officer & Investor Relations
(Principal Accounting Officer)

/s/ Jacques Aigrain	Chair of the Board	February 27, 2025
Jacques Aigrain	and Director

/s/ Lincoln Benet	Director	February 27, 2025
Lincoln Benet

/s/ Robin W.T. Buchanan	Director	February 27, 2025
Robin W.T. Buchanan

/s/ Anthony R. Chase	Director	February 27, 2025
Anthony R. Chase

/s/ Robert W. Dudley	Director	February 27, 2025
Robert W. Dudley

/s/ Claire S. Farley	Director	February 27, 2025
Claire S. Farley

/s/ Rita Griffin	Director	February 27, 2025
Rita Griffin

/s/ Michael S. Hanley	Director	February 27, 2025
Michael S. Hanley

/s/ Virginia A. Kamsky	Director	February 27, 2025
Virginia A. Kamsky

/s/ Bridget Karlin	Director	February 27, 2025
Bridget Karlin

/s/ Albert J. Manifold	Director	February 27, 2025
Albert J. Manifold