Form 10-Q
period 2025-03-31
LyondellBasell Industries N.V.
filed 2025-04-25
CIK 1489393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission file number: 001-34726
LYONDELLBASELL INDUSTRIES N.V.
(Exact name of registrant as specified in its charter)

Netherlands	98-0646235
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2800 Post Oak Blvd.		4th Floor, One Vine Street
Suite 5100		London	Delftseplein 27E
Houston,	Texas	W1J0AH	3013AA	Rotterdam
USA	77056	United Kingdom	Netherlands
(Address of principal executive offices) (Zip code)

(713)	309-7200	+44 (0)	207	220 2600	+31 (0)	10	2755 500
(Registrant’s telephone numbers, including area code)

1221 McKinney St., Suite 300, Houston, Texas, USA 77010
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 321,400,014 ordinary shares, €0.04 par value, outstanding at April 23, 2025 (excluding 19,022,484 treasury shares).

LYONDELLBASELL INDUSTRIES N.V.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
Millions of dollars, except earnings per share	2025	2024
Sales and other operating revenues:
Trade	$7,528	$8,136
Related parties	149	168
	7,677	8,304
Operating costs and expenses:
Cost of sales	7,128	7,200
Selling, general and administrative expenses	401	421
Research and development expenses	34	32
	7,563	7,653
Operating income	114	651
Interest expense	(107)	(127)
Interest income	30	41
Other income, net	21	5
Income from continuing operations before equity investments and income taxes	58	570
Income (loss) from equity investments	1	(27)
Income from continuing operations before income taxes	59	543
Provision for income taxes	36	110
Income from continuing operations	23	433
Income from discontinued operations, net of tax	154	40
Net income	177	473
Dividends on redeemable non-controlling interests	(2)	(2)
Net income attributable to the Company shareholders	$175	$471

Earnings per share:
Net income attributable to the Company shareholders —
Basic
Continuing operations	$0.06	$1.32
Discontinued operations	0.48	0.13
	$0.54	$1.45
Diluted
Continuing operations	$0.06	$1.31
Discontinued operations	0.48	0.13
	$0.54	$1.44
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
Millions of dollars	2025	2024
Net income	$177	$473
Other comprehensive income (loss), net of tax –
Financial derivatives	29	1
Defined benefit pension and other postretirement benefit plans	(6)	3
Foreign currency translations	62	(60)
Total other comprehensive income (loss), net of tax	85	(56)
Comprehensive income	262	417
Dividends on redeemable non-controlling interests	(2)	(2)
Comprehensive income attributable to the Company shareholders	$260	$415
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED BALANCE SHEETS

Millions of dollars	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,867	$3,375
Restricted cash	3	13
Accounts receivable:
Trade, net	3,558	3,121
Related parties	234	171
Inventories	4,930	4,658
Prepaid expenses and other current assets	809	928
Total current assets	11,401	12,266
Operating lease assets	1,517	1,467
Property, plant and equipment	24,853	24,174
Less: Accumulated depreciation	(9,511)	(9,108)
Property, plant and equipment, net	15,342	15,066
Equity investments	4,114	4,121
Goodwill	1,596	1,561
Intangible assets, net	580	577
Other assets	639	688
Total assets	$35,189	$35,746
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED BALANCE SHEETS

Millions of dollars, except shares and par value data	March 31, 2025	December 31, 2024
LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY
Current liabilities:
Current maturities of long-term debt	$495	$498
Short-term debt	120	119
Accounts payable:
Trade	3,123	3,220
Related parties	539	512
Accrued and other current liabilities	1,963	2,356
Total current liabilities	6,240	6,705
Long-term debt	10,605	10,532
Operating lease liabilities	1,444	1,419
Other liabilities	2,034	1,967
Deferred income taxes	2,531	2,535
Commitments and contingencies
Redeemable non-controlling interests	114	114
Shareholders’ equity:
Ordinary shares, €0.04 par value, 1,275 million shares authorized, 322,945,084 and 323,889,832 shares outstanding, respectively	19	19
Additional paid-in capital	6,132	6,150
Retained earnings	9,064	9,325
Accumulated other comprehensive loss	(1,447)	(1,532)
Treasury stock, at cost, 17,477,414 and 16,532,666 ordinary shares, respectively	(1,559)	(1,500)
Total Company share of shareholders’ equity	12,209	12,462
Non-controlling interests	12	12
Total equity	12,221	12,474
Total liabilities, redeemable non-controlling interests and equity	$35,189	$35,746
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
Millions of dollars	2025	2024
Cash flows from operating activities:
Net income	$177	$473
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	323	365
Amortization of debt-related costs	2	2
Share-based compensation	35	34
Equity investments—
Equity (income) loss	(1)	27
Deferred income tax (benefit) provision	(25)	(9)
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(440)	(717)
Inventories	(198)	(108)
Accounts payable	(78)	196
Other, net	(374)	(377)
Net cash used in operating activities	(579)	(114)
Cash flows from investing activities:
Expenditures for property, plant and equipment	(483)	(483)
Proceeds from settlement of net investment hedges	59	—
Other, net	(6)	(27)
Net cash used in investing activities	$(430)	$(510)

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
Millions of dollars	2025	2024
Cash flows from financing activities:
Repurchases of Company ordinary shares	$(110)	$—
Dividends paid - common stock	(433)	(408)
Issuance of long-term debt	—	744
Payments of debt issuance costs	—	(7)
Repayment of long-term debt	—	(775)
Other, net	(4)	34
Net cash used in financing activities	(547)	(412)
Effect of exchange rate changes on cash	38	(38)
(Decrease) increase in cash and cash equivalents and restricted cash	(1,518)	(1,074)
Cash and cash equivalents and restricted cash at beginning of period	3,388	3,405
Cash and cash equivalents and restricted cash at end of period	$1,870	$2,331
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Company Share of Shareholders’ Equity	Non- Controlling Interests
Millions of dollars	Issued	Treasury
Balance, December 31, 2024	$19	$(1,500)	$6,150	$9,325	$(1,532)	$12,462	$12
Net income	—	—	—	177	—	177	—
Other comprehensive income	—	—	—	—	85	85	—
Share-based compensation	—	51	(18)	(1)	—	32	—
Dividends - common stock ($1.34 per share)	—	—	—	(435)	—	(435)	—
Dividends - redeemable non-controlling interests ($15.00 per share)	—	—	—	(2)	—	(2)	—
Repurchases of Company ordinary shares	—	(110)	—	—	—	(110)	—
Balance, March 31, 2025	$19	$(1,559)	$6,132	$9,064	$(1,447)	$12,209	$12

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Company Share of Shareholders’ Equity	Non- Controlling Interests
Millions of dollars	Issued	Treasury
Balance, December 31, 2023	$19	$(1,450)	$6,145	$9,692	$(1,476)	$12,930	$14
Net income	—	—	—	473	—	473	—
Other comprehensive loss	—	—	—	—	(56)	(56)	—
Share-based compensation	—	78	(33)	(3)	—	42	—
Dividends - common stock ($1.25 per share)	—	—	—	(408)	—	(408)	—
Dividends - redeemable non-controlling interests ($15.00 per share)	—	—	—	(2)	—	(2)	—
Balance, March 31, 2024	$19	$(1,372)	$6,112	$9,752	$(1,532)	$12,979	$14
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation
LyondellBasell Industries N.V. is a limited liability company (Naamloze Vennootschap) incorporated under Dutch law by deed of incorporation dated October 15, 2009. Unless otherwise indicated, the “Company,” “we,” “us,” “our” or similar words are used to refer to LyondellBasell Industries N.V. together with its consolidated subsidiaries (“LyondellBasell N.V.”). LyondellBasell N.V. is a worldwide manufacturer of chemicals and polymers, a producer of gasoline blending components and a developer and licensor of technologies for the production of polymers.
The accompanying unaudited Consolidated Financial Statements have been prepared from the books and records of LyondellBasell N.V. in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial information. Certain notes and other information have been condensed or omitted from the interim financial statements included in this report. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair statement have been included. These statements contain some amounts that are based upon management estimates and judgments. Future actual results could differ from such current estimates. The results for interim periods are not necessarily indicative of results for the entire year.
In February 2025, we ceased business operations at our Houston refinery. Accordingly, our refining business, previously disclosed as the Refining segment, is reported as a discontinued operation. The related operating results of our refining business are reported as discontinued operations for all periods presented.
2.    Accounting and Reporting Changes
Recently Adopted Guidance
There were no new standards or Accounting Standard Updates (“ASU”) adopted in the quarter ended March 31, 2025, that had a material impact on the Consolidated Financial Statements.
Accounting Guidance Issued But Not Adopted as of March 31, 2025
Expense Disaggregation Disclosures—In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This guidance requires incremental disclosures about specific expense categories, including but not limited to, purchases of inventory, employee compensation, depreciation, amortization and selling expenses. The amendments are effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. While permitted, we do not plan to early adopt this guidance. The guidance may be applied either prospectively or retrospectively. The adoption of this ASU will not have a material impact on our Consolidated Financial Statements as the guidance relates only to disclosure.
Income Tax Disclosures—In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The guidance requires companies to disclose certain specific categories in the rate reconciliation and provide additional information for reconciling items that meet the quantitative threshold of 5% of the expected tax using the applicable statutory income tax rate. There is also a required disclosure to provide the net income taxes paid or received disaggregated by federal, state, and foreign taxes with jurisdictions to be separately disclosed if the jurisdiction is 5% or more of the total net income taxes paid or received. The guidance is effective for annual periods beginning after December 15, 2024. We will adopt the new guidance for our Income Tax Disclosures in the 2025 annual period. The adoption of this ASU will not have a material impact on our Consolidated Financial Statements as the guidance relates only to disclosure.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

3.    Discontinued Operations

The following table presents components of discontinued operations:

	Three Months Ended March 31,
Millions of dollars	2025	2024
Sales and other operating revenues	$1,199	$2,090
Cost of sales	1,001	2,033
Selling, general and administrative expenses	2	5
Operating income	196	52
Provision for income taxes	42	12
Income from discontinued operations, net of tax	$154	$40

4.    Revenues
Contract Balances—Contract liabilities were $106 million and $117 million at March 31, 2025 and December 31, 2024, respectively. Revenue recognized in each reporting period that was included in the contract liability balance at the beginning of the period was immaterial.
Disaggregation of Revenues—The following table presents our revenues disaggregated by key products:

	Three Months Ended March 31,
Millions of dollars	2025	2024
Sales and other operating revenues:
Olefins and co-products	$1,066	$1,245
Polyethylene	1,778	1,898
Polypropylene	1,538	1,498
Propylene oxide and derivatives	588	602
Oxyfuels and related products	1,131	1,110
Intermediate chemicals	541	789
Compounding and solutions	904	960
Other	131	202
Total	$7,677	$8,304

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table presents our revenues disaggregated by geography, based upon the location of the customer:

	Three Months Ended March 31,
Millions of dollars	2025	2024
Sales and other operating revenues:
United States	$2,855	$3,167
Germany	616	660
China	480	606
Mexico	409	436
Italy	327	401
Japan	318	234
France	265	257
Poland	203	242
The Netherlands	166	185
Other	2,038	2,116
Total	$7,677	$8,304
5.    Accounts Receivable
Accounts receivable are reflected in the Consolidated Balance Sheets, net of allowance for credit losses of $4 million as of March 31, 2025 and December 31, 2024.

6.    Inventories
Inventories consisted of the following components:

Millions of dollars	March 31, 2025	December 31, 2024
Finished goods	$3,127	$3,014
Work-in-process	155	145
Raw materials and supplies	1,648	1,499
Total inventories	$4,930	$4,658

During the first quarter of 2025, inventory liquidations associated with our exit from the refinery business generated a last-in, first-out (“LIFO”) benefit of $196 million, net of tax, or $0.61 per diluted share. This benefit is reflected in Income from discontinued operations, net of tax in the Consolidated Statements of Income.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

7.    Debt
Long-term loans, notes and other debt, net of unamortized discount, debt issuance cost and cumulative fair value hedging adjustments, consisted of the following:

Millions of dollars	March 31, 2025	December 31, 2024
Senior Notes due 2055, $1,000 million, 4.625% ($15 million of discount; $10 million of debt issuance cost)	$975	$975
Guaranteed Notes due 2027, $300 million, 8.1%	300	300
Issued by LYB International Finance B.V.:
Guaranteed Notes due 2043, $750 million, 5.25% ($18 million of discount; $6 million of debt issuance cost)	726	726
Guaranteed Notes due 2044, $1,000 million, 4.875% ($9 million of discount; $8 million of debt issuance cost)	983	983
Issued by LYB International Finance II B.V.:
Guaranteed Notes due 2026, €500 million, 0.875% ($1 million of debt issuance cost)	536	515
Guaranteed Notes due 2027, $1,000 million, 3.5% ($2 million of discount; $1 million of debt issuance cost)	586	584
Guaranteed Notes due 2031, €500 million, 1.625% ($3 million of discount; $2 million of debt issuance cost)	533	514
Issued by LYB International Finance III LLC:
Guaranteed Notes due 2025, $500 million, 1.25%	489	487
Guaranteed Notes due 2030, $500 million, 3.375% ($1 million of debt issuance cost)	126	123
Guaranteed Notes due 2030, $500 million, 2.25% ($2 million of discount; $3 million of debt issuance cost)	476	473
Guaranteed Notes due 2033, $500 million, 5.625% ($5 million of debt issuance cost)	495	495
Guaranteed Notes due 2034, $750 million, 5.5% ($5 million of discount, $7 million of debt issuance cost)	738	738
Guaranteed Notes due 2040, $750 million, 3.375% ($1 million of discount; $7 million of debt issuance cost)	742	742
Guaranteed Notes due 2049, $1,000 million, 4.2% ($13 million of discount; $10 million of debt issuance cost)	977	976
Guaranteed Notes due 2050, $1,000 million, 4.2% ($6 million of discount; $10 million of debt issuance cost)	983	982
Guaranteed Notes due 2051, $1,000 million, 3.625% ($2 million of discount; $10 million of debt issuance cost)	932	918
Guaranteed Notes due 2060, $500 million, 3.8% ($4 million of discount; $5 million of debt issuance cost)	485	482
Other	18	17
Total	11,100	11,030
Less current maturities	(495)	(498)
Long-term debt	$10,605	$10,532

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Fair value hedging adjustments associated with the fair value hedge accounting of our fixed-for-floating interest rate swaps for the applicable periods are as follows:

	Gains (Losses)		Cumulative Fair Value Hedging Adjustments Included in Carrying Amount of Debt
	Three Months Ended March 31,		March 31,	December 31,
Millions of dollars	2025	2024	2025	2024
Guaranteed Notes due 2025, 1.25%	$(1)	$—	$3	$4
Guaranteed Notes due 2026, 0.875%	—	—	4	4
Guaranteed Notes due 2027, 3.5%	(3)	4	2	5
Guaranteed Notes due 2030, 3.375%	(3)	3	15	18
Guaranteed Notes due 2030, 2.25%	(2)	3	19	21
Guaranteed Notes due 2031, 1.625%	2	1	3	1
Guaranteed Notes due 2050, 4.2%	(1)	(2)	1	2
Guaranteed Notes due 2051, 3.625%	(14)	11	56	70
Guaranteed Notes due 2060, 3.8%	(3)	3	6	9
Total	$(25)	$23	$109	$134
Fair value adjustments are recognized in Interest expense in the Consolidated Statements of Income.

Long-Term Debt
Senior Revolving Credit Facility—Our $3,750 million senior unsecured revolving credit facility (the “Senior Revolving Credit Facility”), which expires in July 2029, may be used for dollar and euro denominated borrowings. The facility also supports our commercial paper program, has a $200 million sub-limit for dollar and euro denominated letters of credit and a $1,000 million uncommitted accordion feature. Borrowings under the facility bear interest at either a base rate, secured overnight financing rate or EURIBOR rate, plus an applicable margin. Additional fees are incurred for the average daily unused commitments. At March 31, 2025, we had no borrowings or letters of credit outstanding and $3,750 million of unused availability under this facility.
Short-Term Debt
U.S. Receivables Facility—Our U.S. Receivables Facility, which expires in June 2025, has a purchase limit of $900 million in addition to a $300 million uncommitted accordion feature. This facility provides liquidity through the sale or contribution of trade receivables by certain of our U.S. subsidiaries to a wholly owned, bankruptcy-remote subsidiary on an ongoing basis and without recourse. We pay variable interest rates on our secured borrowings. Additional fees are incurred for the average daily unused commitments. This facility also provides for the issuance of letters of credit up to $200 million. At March 31, 2025, we had no borrowings or letters of credit outstanding and $900 million unused availability under this facility.
Commercial Paper Program—We have a commercial paper program under which we may issue up to $2,500 million of privately placed, unsecured, short-term promissory notes (“commercial paper”). At March 31, 2025, we had no borrowings of outstanding commercial paper.
Precious Metal Financings—At March 31, 2025 and December 31, 2024, we had $120 million and $119 million, respectively, of Short-term debt related to our precious metal financings.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Weighted Average Interest Rate—At March 31, 2025 and December 31, 2024, our weighted average interest rates on outstanding Short-term debt were 1.3% and 1.1%, respectively.
Additional Information
Debt Compliance—As of March 31, 2025, we are in compliance with our debt covenants.
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
Financial Instruments Measured at Fair Value on a Recurring Basis—The following table summarizes financial instruments outstanding for the periods presented that are measured at fair value on a recurring basis:

	Fair Value
Millions of dollars	March 31, 2025	December 31, 2024	Balance Sheet Classification
Assets–
Derivatives designated as hedges:
Commodities	$38	$14	Prepaid expenses and other current assets
Commodities	6	7	Other assets
Foreign currency	44	146	Prepaid expenses and other current assets
Foreign currency	—	66	Other assets
Interest rates	28	16	Prepaid expenses and other current assets
Derivatives not designated as hedges:
Commodities	2	18	Prepaid expenses and other current assets
Commodities	—	2	Other assets
Foreign currency	5	16	Prepaid expenses and other current assets
Total	$123	$285

Liabilities–
Derivatives designated as hedges:
Commodities	$3	$14	Accrued and other current liabilities
Commodities	3	5	Other liabilities
Foreign currency	11	9	Accrued and other current liabilities
Foreign currency	15	—	Other liabilities
Interest rates	28	36	Accrued and other current liabilities
Interest rates	122	146	Other liabilities
Derivatives not designated as hedges:
Commodities	26	11	Accrued and other current liabilities
Foreign currency	5	1	Accrued and other current liabilities
Total	$213	$222

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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
Financial Instruments Not Measured at Fair Value on a Recurring Basis—The following table presents the carrying value and estimated fair value of our short-term precious metal financings and Long-term debt:

	March 31, 2025		December 31, 2024
Millions of dollars	Carrying Value	Fair Value	Carrying Value	Fair Value
Precious metal financings	$120	$140	$119	$122
Long-term debt	10,593	9,106	10,521	9,048
Total	$10,713	$9,246	$10,640	$9,170
The financial instruments in the table above are classified as Level 2. Our other financial instruments classified within Current assets and Current liabilities have a short maturity and their carrying value approximates fair value.
Derivative Instruments:
Commodity Prices—The following table presents the notional amounts of our outstanding commodity derivative instruments:

	Notional Amount		Unit of Measure	Maturity Date
Millions of units	March 31, 2025	December 31, 2024
Derivatives designated as hedges:
Natural gas	62	62	MMBtu	2025 to 2028
Ethane	12	14	Bbls	2025 to 2027
Power	1	—	MWhs	2025 to 2028
Derivatives not designated as hedges:
Refined products	5	6	Bbls	2025 to 2026
Interest Rates—The following table presents the notional amounts of our outstanding interest rate derivative instruments:

	Notional Amount
Millions of dollars	March 31, 2025	December 31, 2024	Maturity Date
Fair value hedges	$2,166	$2,158	2025 to 2031

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Foreign Currency Rates—The following table presents the notional amounts of our outstanding foreign currency derivative instruments:

	Notional Amount
Millions of dollars	March 31, 2025	December 31, 2024	Maturity Date
Net investment hedges	$3,004	$3,256	2025 to 2030
Cash flow hedges	294	300	2027
Not designated	943	772	2025 to 2026
Impact on Earnings and Other Comprehensive Income (Loss)—The following tables summarize the pre-tax effect of derivative instruments recorded in Accumulated other comprehensive loss (“AOCI”), the gains (losses) reclassified from AOCI to earnings and additional gains (losses) recognized directly in earnings:

	Effects of Financial Instruments
	Three Months Ended March 31,
	Balance Sheet				Income Statement
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified to Income from AOCI		Additional Gain (Loss) Recognized in Income		Income Statement
Millions of dollars	2025	2024	2025	2024	2025	2024	Classification
Derivatives designated as hedges:
Commodities	$—	$(2)	$—	$1	$—	$—	Sales and other operating revenues
Commodities	37	(48)	(2)	38	—	—	Cost of sales
Foreign currency	(119)	95	11	(28)	12	19	Interest expense
Interest rates	—	11	1	1	13	(45)	Interest expense
Derivatives not designated as hedges:
Commodities	—	—	—	—	—	(1)	Sales and other operating revenues
Commodities	—	—	—	—	(19)	1	Cost of sales
Commodities	—	—	—	—	8	(7)	Income from discontinued operations, net of tax
Foreign currency	—	—	—	—	(29)	8	Other income (expense), net
Total	$(82)	$56	$10	$12	$(15)	$(25)

As of March 31, 2025, on a pre-tax basis, $5 million is scheduled to be reclassified from AOCI as an increase to Interest expense over the next twelve months.
Other Financial Instruments:
Cash and Cash Equivalents—At March 31, 2025 and December 31, 2024, we had marketable securities classified as Cash and cash equivalents of $1,161 million and $2,610 million, respectively.

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
Our exempt income primarily includes interest income, export incentives, and equity earnings of joint ventures. Interest income earned by certain of our subsidiaries through intercompany financings is taxed at rates substantially lower than the U.S. statutory rate. Export incentives relate to tax benefits derived from elections and structures available for U.S. exports. Equity earnings attributable to the earnings of our joint ventures, when paid through dividends to certain European subsidiaries, are exempt from all or portions of normal statutory income tax rates. We currently anticipate the favorable treatment for interest income, dividends, and export incentives to continue in the current year based on current law. The United Kingdom, as well as certain other jurisdictions in which we operate, enacted legislation implementing the Organization for Economic Cooperation and Development’s Pillar Two Model Rules effective as of January 1, 2024. This legislation did not have a material impact on the Consolidated Financial Statements, however, we continue to assess and monitor legislative changes.
Our effective income tax rate for the first quarter of 2025 was 61.0% compared to 20.3% for the first quarter of 2024. The discrete tax recognition of foreign exchange gains and losses with lower pre-tax earnings increased our effective tax rate by 39.3 percentage points in the first quarter of 2025.
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
Environmental Remediation—Accrued liabilities for future environmental remediation costs at current and former plant sites and other remediation sites totaled $135 million and $140 million as of March 31, 2025 and December 31, 2024, respectively. At March 31, 2025, the accrued liabilities for individual sites range from less than $1 million to $42 million. The remediation expenditures are expected to occur over a number of years and are not concentrated in any single year. In our opinion, it is reasonably possible that losses in excess of the liabilities recorded may have been incurred. However, we cannot estimate any amount or range of such possible additional losses. New information about sites, new technology or future developments, such as involvement in investigations by regulatory agencies, could require us to reassess our potential exposure related to environmental matters.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Indemnification—We are parties to various indemnification arrangements, including arrangements entered into in connection with acquisitions, divestitures and the formation and dissolution of joint ventures. Pursuant to these arrangements, we provide indemnification to and/or receive indemnification from other parties in connection with liabilities that may arise in connection with the transactions and in connection with activities prior to completion of the transactions. These indemnification arrangements typically include provisions pertaining to third-party claims relating to environmental and tax matters and various types of litigation. As of March 31, 2025, we had not accrued any significant amounts for our indemnification obligations, and we are not aware of other circumstances that would likely lead to significant future indemnification obligations. We cannot determine with certainty the potential amount of future payments under the indemnification arrangements until events arise that would trigger a liability under the arrangements.
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
11.    Shareholders’ Equity and Redeemable Non-controlling Interests
Shareholders’ Equity
Dividend Distributions—The following table summarizes the quarterly dividends paid in the period presented:

Millions of dollars, except per share amounts	Dividend Per Ordinary Share	Aggregate Dividends Paid	Date of Record
March 2025	$1.34	$433	March 10, 2025
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

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table summarizes our share repurchase activity for the periods presented:

Millions of dollars, except shares and per share amounts	Shares Repurchased	Average Purchase Price Per Share	Total Purchase Price, Including Commissions and Fees
For the three months ended March 31, 2025:
2024 Share Repurchase Authorization	1,485,648	$74.29	$110
Total cash paid for share repurchases for the three months ended March 31, 2025 was $110 million. We had no share repurchases for the three months ended March 31, 2024. Cash payments made during the reporting period may differ from the total purchase price, including commissions and fees, due to the timing of payments.
Ordinary Shares—The changes in the outstanding amounts of ordinary shares are as follows:

	Three Months Ended March 31,
	2025	2024
Ordinary shares outstanding:
Beginning balance	323,889,832	324,483,402
Share-based compensation	424,241	803,335
Employee stock purchase plan	116,659	79,096
Purchase of ordinary shares	(1,485,648)	—
Ending balance	322,945,084	325,365,833
Treasury Shares—The changes in the amounts of treasury shares held by the Company are as follows:

	Three Months Ended March 31,
	2025	2024
Ordinary shares held as treasury shares:
Beginning balance	16,532,666	15,939,096
Share-based compensation	(424,241)	(803,335)
Employee stock purchase plan	(116,659)	(79,096)
Purchase of ordinary shares	1,485,648	—
Ending balance	17,477,414	15,056,665

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Accumulated Other Comprehensive Loss—The components of, and after-tax changes in, Accumulated other comprehensive loss as of and for the three months ended March 31, 2025 and 2024 are presented in the following tables. Foreign Currency Translation Adjustment below includes currency translation adjustments as well as the effect of net investment hedges:

Millions of dollars	Financial Derivatives	Defined Benefit Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustments	Total
December 31, 2024	$(111)	$(281)	$(1,140)	$(1,532)
Other comprehensive income (loss) before reclassifications	27	(3)	33	57
Tax (expense) benefit before reclassifications	(5)	1	29	25
Amounts reclassified from accumulated other comprehensive loss	10	(5)	—	5
Tax (expense) benefit	(3)	1	—	(2)
Net other comprehensive income (loss)	29	(6)	62	85
Balance – March 31, 2025	$(82)	$(287)	$(1,078)	$(1,447)

Millions of dollars	Financial Derivatives	Defined Benefit Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustments	Total
Balance – December 31, 2023	$(226)	$(279)	$(971)	$(1,476)
Other comprehensive loss before reclassifications	(12)	—	(43)	(55)
Tax benefit (expense) before reclassifications	2	—	(17)	(15)
Amounts reclassified from accumulated other comprehensive loss	12	4	—	16
Tax expense	(1)	(1)	—	(2)
Net other comprehensive income (loss)	1	3	(60)	(56)
Balance – March 31, 2024	$(225)	$(276)	$(1,031)	$(1,532)

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The amounts reclassified out of each component of Accumulated other comprehensive loss are as follows:

	Three Months Ended March 31,		Affected Line Item on the Consolidated Statements of Income
Millions of dollars	2025	2024
Reclassification adjustments for:
Financial derivatives:
Commodities	$—	$1	Sales and other operating revenues
Commodities	(2)	38	Cost of sales
Foreign currency	11	(28)	Interest expense
Interest rates	1	1	Interest expense
Income tax expense	(3)	(1)	Provision for income taxes
Financial derivatives, net of tax	7	11

Amortization of defined pension items:
Actuarial loss	3	3	Other income, net
Prior service cost	1	1	Other income, net
Curtailment gain	(9)	—	Income from discontinued operations, net of tax
Income tax benefit (expense)	1	(1)	Provision for income taxes
Defined pension items, net of tax	(4)	3

Total reclassifications, before tax	5	16
Income tax expense	(2)	(2)	Provision for income taxes
Total reclassifications, after tax	$3	$14	Amount included in net income
Redeemable Non-controlling Interests
Our redeemable non-controlling interests relate to shares of cumulative perpetual special stock (“redeemable non-controlling interest stock”) issued by a consolidated subsidiary. As of March 31, 2025 and December 31, 2024, we had 113,053 shares of redeemable non-controlling interest stock outstanding. These shares may be redeemed at any time at the discretion of the holders.
In January 2025, we paid cash dividends of $15.00 per share to our redeemable non-controlling interest shareholders of record as of January 15, 2025. These dividends totaled $2 million for the three month periods ended March 31, 2025 and 2024.
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

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Earnings per share data is as follows:

	Three Months Ended March 31,
	2025		2024
Millions of dollars	Continuing Operations	Discontinued Operations	Continuing Operations	Discontinued Operations
Net income (loss)	$23	$154	$433	$40
Dividends on redeemable non-controlling interests	(2)	—	(2)	—
Net income attributable to participating securities	(2)	—	(1)	—
Net income (loss) attributable to ordinary shareholders – basic and diluted	$19	$154	$430	$40

Millions of shares, except per share amounts
Basic weighted average common stock outstanding	324	324	325	325
Effect of dilutive securities	—	—	1	1
Potential dilutive shares	324	324	326	326

Earnings per share:
Basic	$0.06	$0.48	$1.32	$0.13
Diluted	$0.06	$0.48	$1.31	$0.13

13. Segment and Related Information
Our operations are managed by senior executives who report to our Chief Executive Officer, the chief operating decision maker. Discrete financial information is available for each of the segments. The Chief Executive Officer uses EBITDA as the primary measure for reviewing the profitability of our segments and allocating resources to the segments. We define EBITDA as net income before interest, income taxes, and depreciation and amortization. Our chief operating decision maker does not receive information about total assets by reportable segment.
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
Summarized financial information concerning reportable segments is shown in the following tables for the periods presented:

	Three Months Ended March 31, 2025
Millions of dollars	O&P– Americas	O&P– EAI	I&D	APS	Technology	Other	Total
Sales and other operating revenues:
Customers	$1,957	$2,435	$2,282	$904	$99	$—	$7,677
Intersegment	524	165	16	4	21	(730)	—
	2,481	2,600	2,298	908	120	(730)	7,677
Less:
Cost of sales	2,273	2,510	2,233	800	44	(732)	7,128
(Income) loss from equity investments	(7)	6	—	—	—	—	(1)
Other items	119	106	70	82	34	3	414
Add:
Depreciation and amortization expense	155	39	99	20	10	—	323
EBITDA	$251	$17	$94	$46	$52	$(1)	$459

Capital expenditures	$216	$124	$91	$30	$22	$—	$483

	Three Months Ended March 31, 2024
Millions of dollars	O&P– Americas	O&P– EAI	I&D	APS	Technology	Other	Total
Sales and other operating revenues:
Customers	$2,087	$2,562	$2,527	$960	$168	$—	$8,304
Intersegment	784	183	59	5	24	(1,055)	—
	2,871	2,745	2,586	965	192	(1,055)	8,304
Less:
Cost of sales	2,400	2,643	2,300	861	52	(1,056)	7,200
(Income) loss from equity investments	(9)	32	4	—	—	—	27
Other items	110	108	70	89	33	9	419
Add:
Depreciation and amortization expense	151	52	100	20	11	—	334
EBITDA	$521	$14	$312	$35	$118	$(8)	$992

Capital expenditures	$181	$87	$142	$23	$24	$1	$458

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Other items include Selling, general and administrative (“SG&A”) expenses, Research and development expenses, and Other income (expense), net.
A reconciliation of EBITDA to Income from continuing operations before income taxes is shown in the following table for each of the periods presented. Indirect SG&A expense reallocation to continuing operations represents corporate SG&A expense which were previously allocated to the refining segment:

	Three Months Ended March 31,
Millions of dollars	2025	2024
EBITDA:
Total segment EBITDA	$460	$1,000
Other EBITDA	(1)	(8)
Less:
Depreciation and amortization expense	(323)	(334)
Interest expense	(107)	(127)
Indirect SG&A expense reallocation to continuing operations	—	(29)
Add:
Interest income	30	41
Income from continuing operations before income taxes	$59	$543
Closure of European PO Joint Venture—In March 2025, we announced our plans to permanently close the Propylene Oxide Styrene Monomer (POSM) production unit at the Maasvlakte site in the Netherlands. The Maasvlakte site is a joint venture between us and Covestro (our “European PO Joint Venture”). The joint venture was formed solely for the benefit of the partners and does not manufacture for any other parties. We report the cost of our product off-take as Inventory and the equity loss as Cost of sales in our Consolidated Financial Statements.
As of December 31, 2024, the book value of the European PO Joint Venture was immaterial largely due to asset impairments recognized during 2023. We will carry out a process to safely shut down and prepare for the demolition of the asset. We estimate our portion of the total shutdown costs will be approximately $215 million and will be incurred through 2027. During the first quarter of 2025 we incurred $117 million of shutdown costs.

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
In February 2025, we ceased business operations at our Houston refinery. Accordingly, our refining business, previously disclosed as the Refining segment, is reported as a discontinued operation. The related operating results of our refining business are reported as discontinued operations for all periods presented.
OVERVIEW

Results for the first quarter of 2025 increased compared to the fourth quarter of 2024, which included $944 million of impairments primarily in our Olefins and Polyolefins-Europe, Asia, International (“O&P-EAI”) segment. In our Olefins and Polyolefins-Americas (“O&P-Americas”) segment, integrated polyethylene profitability was pressured by lower volumes and margins associated with planned and unplanned maintenance coupled with higher ethane and natural gas costs. In our O&P-EAI segment, improved integrated polyethylene profitability was driven by improved margins and increased ethylene cracker utilization following planned maintenance and typical seasonal demand improvements coupled with modest customer restocking. In our Intermediates and Derivatives (“I&D”) segment, acetyls and oxyfuels margins declined as higher natural gas prices impacted costs. The lower ratio of oil-to-gas prices remained a headwind affecting the Company's relative feedstock economics across several value chains.

Results for the first quarter of 2025 decreased compared to the first quarter of 2024. In our O&P-Americas segment, integrated polyethylene profitability was pressured by lower margins associated with higher ethane and natural gas costs. Margins for our I&D segment fell due to lower gasoline pricing and blend premiums. In our Technology segment, licensing results decreased.

During the first quarter of 2025 we used $579 million of cash from operating activities primarily due to a build of working capital. In connection with our overall capital allocation strategy, we invested $483 million in capital expenditures and returned $543 million to shareholders through dividend payments and share repurchases.

Results of operations for the periods discussed are presented in the table below:

	Three Months Ended
	March 31,	December 31,	March 31,
Millions of dollars	2025	2024	2024
Sales and other operating revenues	$7,677	$7,808	$8,304
Cost of sales	7,128	7,003	7,200
Impairments	—	944	—
Selling, general and administrative expenses	401	419	421
Research and development expenses	34	39	32
Operating income (loss)	114	(597)	651
Interest expense	(107)	(116)	(127)
Interest income	30	36	41
Gain (loss) on sale of business	—	(9)	—
Other income, net	21	19	5
Income (loss) from equity investments	1	(151)	(27)
Income (loss) from continuing operations before income taxes	59	(818)	543
Provision for (benefit from) income taxes	36	(255)	110
Income (loss) from continuing operations	23	(563)	433
Income (loss) from discontinued operations, net of tax	154	(40)	40
Net income (loss)	177	(603)	473
Other comprehensive income (loss), net of tax –
Financial derivatives	29	53	1
Defined benefit pension and other postretirement benefit plans	(6)	(12)	3
Foreign currency translations	62	(199)	(60)
Total other comprehensive income (loss), net of tax	85	(158)	(56)
Comprehensive income (loss)	$262	$(761)	$417

RESULTS OF OPERATIONS
Revenues—Revenues decreased by $131 million, or 2%, in the first quarter of 2025 compared to the fourth quarter of 2024. Lower volumes, driven by planned and unplanned outages in our O&P-Americas segment and lower demand, resulted in a 6% decrease in revenues. Unfavorable foreign exchange impact resulted in a 1% decrease in revenues. Higher average sales prices for many of our products resulted in a 5% increase in revenues.
Revenues decreased by $627 million or 8% in the first quarter of 2025 compared to the first quarter of 2024. Lower sales volumes driven by planned and unplanned outages and lower demand led to a 6% decrease in revenue. Unfavorable foreign exchange impact led to a 2% decrease in revenues.
Cost of Sales—Cost of sales increased by $125 million, or 2%, in the first quarter of 2025 compared to the fourth quarter of 2024 primarily due to $117 million in shutdown costs recognized during the first quarter of 2025 related to our plans to permanently close the Propylene Oxide Styrene Monomer (POSM) production unit at the Maasvlakte site in the Netherlands, a joint venture between us and Covestro. Cost of sales remained relatively unchanged in the first quarter of 2025 compared to the first quarter of 2024.
Impairments—During the fourth quarter of 2024, we recognized non-cash impairment charges of $944 million, primarily consisting of impairments of property, plant and equipment of $892 million in our O&P-EAI and Advanced Polymer Solutions (“APS”) segments.
Operating Income (Loss)—Operating income increased by $711 million, or 119%, in the first quarter of 2025 compared to the fourth quarter of 2024. Operating income in our O&P-EAI and APS segments increased by $1,043 million and $88 million, respectively. These increases were partially offset by decreases in our O&P-Americas, I&D and Technology segments of $249 million, $146 million, and $56 million, respectively.
Operating income decreased by $537 million, or 82%, in the first quarter of 2025 compared to the first quarter of 2024. Operating income in our O&P-Americas, I&D, Technology and O&P-EAI segments decreased by $271 million, $221 million, $67 million and $12 million, respectively. These decreases were partially offset by an increase of $4 million in our APS segment.
Results for each of our business segments are discussed further in the “Segment Analysis” section below.
Income (Loss) from Equity Investments—Income from equity investments improved by $152 million or 101%, in the first quarter of 2025 compared to the fourth quarter of 2024 as the fourth quarter of 2024 reflects the recognition of a deferred tax valuation allowance by a Chinese joint venture in our O&P-EAI segment. Income from equity investments increased by $28 million or 104% in the first quarter of 2025 compared to the first quarter of 2024 as the first quarter of 2024 included equity losses recognized by a Chinese joint venture in our O&P-EAI segment.

Income Taxes—Our effective income tax rate for the first quarter of 2025 was 61.0% compared to 31.2% for the fourth quarter of 2024. The higher effective tax rate for the first quarter of 2025 was due to decreased pre-tax earnings relative to our tax rate drivers, primarily changes in foreign exchange gains or losses recognized discretely, which increased the effective tax rate by 56.3 percentage points. This increase to the effective tax rate was partially offset by changes in earnings in countries with varying statutory tax rates, largely attributable to fourth quarter 2024 non-cash impairments, decreasing the effective tax rate by 26.0 percentage points.
Our effective income tax rate for the first quarter of 2025 was 61.0% compared to 20.3% for the first quarter of 2024. The discrete tax recognition of foreign exchange gains and losses with lower pre-tax earnings increased our effective tax rate by 39.3 percentage points in the first quarter of 2025.
Income (Loss) from Discontinued Operations, Net of Tax—Income from discontinued operations increased by $194 million in the first quarter of 2025 compared to the fourth quarter of 2024, and by $114 million in the first quarter of 2025 compared to the first quarter of 2024, primarily due to the liquidation of low cost inventory in the first quarter of 2025.
Comprehensive Income (Loss)—Comprehensive income increased by $1,023 million in the first quarter of 2025 compared to the fourth quarter of 2024, primarily due to the increase in Net income and the net favorable impacts of unrealized changes in foreign currency translation adjustments. Comprehensive income decreased by $155 million in the first quarter of 2025 compared to the first quarter of 2024, primarily due to the decrease in Net income offset by the net favorable impacts of unrealized changes in foreign currency translation adjustments. The components of Other comprehensive income (loss) are discussed below.
Financial derivatives designated as cash flow hedges, primarily our commodity swaps, led to a decrease in Comprehensive income of $24 million and an increase of $28 million in the first quarter of 2025 compared to the fourth quarter of 2024 and in the first quarter of 2025 compared to the first quarter of 2024, respectively, reflecting commodity price volatility.
Foreign currency translations increased by $261 million and $122 million in the first quarter of 2025 compared to the fourth quarter of 2024 and in the first quarter of 2025 compared to the first quarter of 2024, respectively, primarily due to the weakening of the U.S. dollar relative to the euro, partially offset by the effective portion of our net investment hedges.

Segment Analysis
We use net income before interest, income taxes, and depreciation and amortization (“EBITDA”) as our measure of profitability for segment reporting purposes. This measure of segment operating results is used by our chief operating decision maker to assess the performance of and allocate resources to our operating segments. Intersegment eliminations and items that are not directly related or allocated to business operations, such as foreign exchange gains or losses and components of pension and other postretirement benefits other than service costs are included in “Other”. See the table below for a reconciliation of EBITDA to its nearest generally accepted accounting principles (“GAAP”) measure.
The following table presents the reconciliation of Net income to EBITDA for each of the periods presented:

	Three Months Ended
	March 31,	December 31,	March 31,
Millions of dollars	2025	2024	2024
Net income (loss)	$177	$(603)	$473
Provision for (benefit from) income taxes	78	(265)	122
Depreciation and amortization	323	389	365
Interest expense, net	77	80	86
EBITDA	$655	$(399)	$1,046

Our continuing operations are managed through five reportable segments: O&P-Americas, O&P-EAI, I&D, APS, and Technology. Revenues and other information by segment for the periods presented are reflected in the tables below:

	Three Months Ended
	March 31,	December 31,	March 31,
Millions of dollars	2025	2024	2024
Sales and other operating revenues:
O&P-Americas segment	$2,481	$2,754	$2,871
O&P-EAI segment	2,600	2,471	2,745
I&D segment	2,298	2,357	2,586
APS segment	908	825	965
Technology segment	120	174	192
Other, including intersegment eliminations	(730)	(773)	(1,055)
Total	$7,677	$7,808	$8,304
Operating income (loss):
O&P-Americas segment	$85	$334	$356
O&P-EAI segment	(23)	(1,066)	(11)
I&D segment	(9)	137	212
APS segment	17	(71)	13
Technology segment	42	98	109
Other, including intersegment eliminations	2	(29)	(28)
Total	$114	$(597)	$651

	Three Months Ended
	March 31,	December 31,	March 31,
Millions of dollars	2025	2024	2024
Depreciation and amortization:
O&P-Americas segment	$155	$159	$151
O&P-EAI segment	39	58	52
I&D segment	99	97	100
APS segment	20	26	20
Technology segment	10	11	11
Total	$323	$351	$334
Income (loss) from equity investments:
O&P-Americas segment	$7	$1	$9
O&P-EAI segment	(6)	(152)	(32)
I&D segment	—	—	(4)
Total	$1	$(151)	$(27)
Gain (loss) on sale of business:
I&D segment	$—	$(9)	$—
Total	$—	$(9)	$—
Other income, net:
O&P-Americas segment	$4	$2	$5
O&P-EAI segment	7	4	5
I&D segment	4	16	4
APS segment	9	5	2
Technology segment	—	(1)	(2)
Other, including intersegment eliminations	(3)	(7)	(9)
Total	$21	$19	$5
EBITDA:
O&P-Americas segment	$251	$496	$521
O&P-EAI segment	17	(1,156)	14
I&D segment	94	241	312
APS segment	46	(40)	35
Technology segment	52	108	118
Discontinued operations	196	(12)	83
Other, including intersegment eliminations	(1)	(36)	(37)
Total	$655	$(399)	$1,046

Olefins and Polyolefins-Americas Segment
Overview—EBITDA decreased in the first quarter of 2025 compared to the fourth quarter of 2024 and first quarter of 2024, primarily due to lower margins largely driven by higher feedstock costs.
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

We have flexibility to vary the raw material mix and process conditions in our U.S. olefins plants in order to maximize profitability as market prices fluctuate for both feedstocks and products. Although prices of crude-based liquids and natural gas liquids are generally related to crude oil and natural gas prices, during specific periods the relationships among these materials and benchmarks may vary significantly. In the first quarter of 2025, and the first and fourth quarters of 2024, approximately 75% to 80% of the raw materials used in our North American crackers was ethane.
The following table sets forth selected financial information for the O&P-Americas segment including Income (loss) from equity investments, which is a component of EBITDA:

	Three Months Ended
	March 31,	December 31,	March 31,
Millions of dollars	2025	2024	2024
Sales and other operating revenues	$2,481	$2,754	$2,871
Income from equity investments	7	1	9
EBITDA	251	496	521
Revenue—Revenues for our O&P-Americas segment decreased by $273 million, or 10% in the first quarter of 2025 compared to the fourth quarter of 2024 and by $390 million, or 14%, in the first quarter of 2025 compared to the first quarter of 2024.

First quarter of 2025 versus fourth quarter of 2024—Lower volumes due to planned and unplanned outages resulted in a 14% decrease in revenue. Higher ethylene and polyethylene average sales prices resulted in a 4% increase in revenue.
First quarter of 2025 versus first quarter of 2024—Lower co-product volumes driven by planned and unplanned outages resulted in a 12% decrease in revenue. Lower average sales prices for co-products driven by lower oil environment resulted in a 2% decrease in revenue.
EBITDA—EBITDA decreased by $245 million, or 49%, in the first quarter of 2025 compared to the fourth quarter of 2024 and by $270 million, or 52%, in the first quarter of 2025 compared to the first quarter of 2024.
First quarter of 2025 versus fourth quarter of 2024—Lower olefins results led to a 44% decrease in EBITDA driven by lower margins resulting from higher ethane feedstock and natural gas costs coupled with lower co-product contribution as a result of the planned maintenance at our Channelview site. Lower polymer results led to a 15% decrease in EBITDA primarily due to lower margins reflecting increased monomer cost. During the fourth quarter of 2024 we recognized a LIFO inventory charge of $22 million. The absence of a similar charge in the first quarter of 2025 resulted in a 4% increase in EBITDA.
First quarter of 2025 versus first quarter of 2024—Lower polymer results led to a 27% decrease in EBITDA primarily driven by lower margins reflecting higher monomer costs. Lower olefins results led to a 25% decrease in EBITDA driven by lower ethylene margins from increased energy costs coupled with lower co-product prices.

Olefins and Polyolefins-Europe, Asia, International Segment
Overview—During the fourth quarter of 2024 we recognized an $837 million non-cash impairment of property, plant and equipment related to assets included in our European strategic review. The absence of similar charges in the first quarter of 2025 resulted in an increase in EBITDA compared to the fourth quarter of 2024. EBITDA also increased in the first quarter of 2025 relative to the first quarter of 2024, as improved performance from our equity investments was partially offset by lower olefins and polyethylene results.
Ethylene Raw Materials—In Europe, naphtha is the primary raw material for our ethylene production and represented approximately 60% to 65% of the raw materials used in the first quarter of 2025, and in the first and fourth quarters of 2024.
The following table sets forth selected financial information for the O&P-EAI segment including Loss from equity investments, which is a component of EBITDA:

	Three Months Ended
	March 31,	December 31,	March 31,
Millions of dollars	2025	2024	2024
Sales and other operating revenues	$2,600	$2,471	$2,745
Loss from equity investments	(6)	(152)	(32)
EBITDA	17	(1,156)	14

Revenue—Revenues increased by $129 million, or 5%, in the first quarter of 2025 compared to the fourth quarter of 2024 and decreased by $145 million, or 5%, in the first quarter of 2025 compared to the first quarter of 2024.
First quarter of 2025 versus fourth quarter of 2024—Higher volumes resulted in a revenue increase of 5% primarily due to the absence of planned maintenance. Higher average sales prices resulted in a 1% increase in revenue. Unfavorable foreign exchange impacts resulted in a revenue decrease of 1%.
First quarter of 2025 versus first quarter of 2024—Lower volumes resulted in a decrease of 4% due to lower demand and unplanned downtime. Higher average sales prices resulted in a 2% increase in revenue. Unfavorable foreign exchange impacts resulted in a 3% decrease in revenues.
EBITDA—EBITDA increased by $1,173 million, or 101%, in the first quarter of 2025 compared to the fourth quarter of 2024 and by $3 million, or 21%, in the first quarter of 2025 compared to the first quarter of 2024.
First quarter of 2025 versus fourth quarter of 2024—The absence of impairment charges in the first quarter of 2025 relative to the fourth quarter of 2024 resulted in a 72% increase in EBITDA. Improved results from our equity investments resulted in a 13% increase in EBITDA as the fourth quarter of 2024 was impacted by the recognition of a deferred tax valuation allowance by a Chinese joint venture. Improved olefins led to a 6% increase in EBITDA. Approximately 60% of the change was driven by improved margins as ethylene prices improved while variable costs declined with the remainder driven by higher volumes from the absence of planned downtime. Improved polymer results led to a 4% increase in EBITDA driven by increased margins as a result of higher average sales prices.
First quarter of 2025 versus first quarter of 2024—A decrease in loss from equity investments led to a 186% increase in EBITDA driven by the absence of losses recognized by a Chinese joint venture in the first quarter of 2024. Lower olefins results drove a 164% decrease in EBITDA. Approximately 50% of the change was driven by lower volumes as a result of unplanned downtime and the remainder was due to lower margins driven by higher feedstock costs. Lower polyolefins results led to a 143% decrease in EBITDA primarily driven by lower volumes resulting from lower demand and unplanned downtime.

Intermediates and Derivatives Segment
Overview—EBITDA decreased in the first quarter of 2025 compared to the fourth quarter of 2024 and the first quarter of 2024 primarily as a result of shutdown costs incurred by our European PO Joint Venture. The remainder of the change was largely driven by a decrease in oxyfuels and related products margins.
The following table sets forth selected financial information for the I&D segment including Loss from equity investments, which is a component of EBITDA:

	Three Months Ended
	March 31,	December 31,	March 31,
Millions of dollars	2025	2024	2024
Sales and other operating revenues	$2,298	$2,357	$2,586
Loss from equity investments	—	—	(4)
EBITDA	94	241	312

Revenue—Revenues decreased by $59 million, or 3%, in the first quarter of 2025 compared to the fourth quarter of 2024 and by $288 million, or 11%, in the first quarter of 2025 compared to the first quarter of 2024.
First quarter of 2025 versus fourth quarter of 2024—Sales volumes decreased due to lower demand for oxyfuels and related products resulting in a 5% decrease in revenue. Higher average sales prices resulted in a 2% increase in revenue largely as a result of higher feedstock pricing driving up product pricing.
First quarter of 2025 versus first quarter of 2024—Lower average sales prices resulted in an 8% decrease in revenue driven by oxyfuels and related products as a result of lower crude, gasoline crack spreads, and blend premiums. Sales volumes declined resulting in a 2% decrease in revenue due to the second quarter of 2024 sale of our Ethylene Oxide & Derivatives (“EO&D”) business and associated production facilities located in Bayport, Texas. Unfavorable foreign exchange impacts resulted in a 1% decrease in revenue.
EBITDA—EBITDA decreased by $147 million, or 61%, in the first quarter of 2025 compared to the fourth quarter of 2024 and by $218 million, or 70%, in the first quarter of 2025 compared to the first quarter of 2024.
First quarter of 2025 versus fourth quarter of 2024—In March 2025, we announced our plans to permanently close the POSM production unit at the Maasvlakte site in the Netherlands, a joint venture between us and Covestro. This resulted in the recognition of $117 million of shut-down costs which decreased EBITDA by 49%. Oxyfuels and related products results led to an EBITDA decrease of 8%. Approximately, half of the decrease was driven by lower margins reflecting lower blend premiums with the other half driven by a decrease in volumes due to lower demand. Intermediate chemicals results led to an 8% decrease in EBITDA driven primarily by lower margins from higher raw material costs.
First quarter of 2025 versus first quarter of 2024—Oxyfuels and related products results led to an EBITDA decrease of 38% as margins were significantly compressed on lower gasoline pricing and blend premiums. The remainder of the change was primarily driven by shutdown costs discussed above.

Advanced Polymer Solutions Segment
Overview—EBITDA increased in the first quarter of 2025 relative to the fourth quarter of 2024, primarily due to a non-cash impairment charge recognized in the fourth quarter of 2024 related to our specialty powders business. EBITDA increased in the first quarter of 2025 relative to the first quarter of 2024, primarily due to higher margins.
The following table sets forth selected financial information for the APS segment:

	Three Months Ended
	March 31,	December 31,	March 31,
Millions of dollars	2025	2024	2024
Sales and other operating revenues	$908	$825	$965
EBITDA	46	(40)	35

Revenue—Revenues increased by $83 million, or 10%, in the first quarter of 2025 compared to the fourth quarter of 2024 and decreased by $57 million, or 6%, in the first quarter of 2025 compared to the first quarter of 2024.
First quarter of 2025 versus fourth quarter of 2024—Sales volumes increased resulting in a 12% increase in revenue stemming from seasonal demand improvements. Lower average sales prices resulted in a 1% decrease in revenue. Unfavorable foreign exchange impacts resulted in a revenue decrease of 1%.
First quarter of 2025 versus first quarter of 2024—Sales volumes decreased resulting in a 5% decrease in revenue stemming from lower demand. Unfavorable foreign exchange impacts resulted in a revenue decrease of 2%. Higher average sales prices resulted in a 1% increase in revenue.
EBITDA—EBITDA increased by $86 million or 215% in the first quarter of 2025 compared to the fourth quarter of 2024 and by $11 million or 31% in the first quarter of 2025 compared to the first quarter of 2024.
First quarter of 2025 versus fourth quarter of 2024—During the fourth quarter of 2024, we recognized a non-cash impairment charge of $55 million related to our specialty powders business. The absence of a similar impairment charge in the first quarter of 2025 resulted in a 138% increase in EBITDA. Increased volumes primarily driven by seasonal demand resulted in a 63% increase in EBITDA.
First quarter of 2025 versus first quarter of 2024—Increased margins, driven by higher sales margins and cost efficiency improvements, resulted in a 57% increase in EBITDA. Lower volumes driven by weaker automotive demand and challenging marketing conditions resulted in a 20% decrease in EBITDA.
Technology Segment
Overview—EBITDA decreased in the first quarter of 2025 compared to the fourth quarter of 2024 and first quarter of 2024, primarily due to lower licensing results as the pace of global polyolefin capacity additions moderates.
The following table sets forth selected financial information for the Technology segment:

	Three Months Ended
	March 31,	December 31,	March 31,
Millions of dollars	2025	2024	2024
Sales and other operating revenues	$120	$174	$192
EBITDA	52	108	118

Revenue—Revenues decreased by $54 million, or 31%, in the first quarter of 2025 compared to the fourth quarter of 2024 and by $72 million, or 38%, in the first quarter of 2025 compared to the first quarter of 2024.
First quarter of 2025 versus fourth quarter of 2024—Lower licensing revenues resulting from recognition of revenue on fewer contracts drove a 28% decrease in revenue. Lower catalyst average sales prices from product mix resulted in a 3% decrease in revenues. Unfavorable foreign exchange impact resulted in a 2% decrease in revenues. Higher catalyst volumes resulted in a 2% increase in revenues driven by improved demand relative to the prior quarter.
First quarter of 2025 versus first quarter of 2024—Lower licensing revenues resulting from recognition of revenue on fewer contracts drove a 29% decrease in revenue. Lower catalyst volumes driven by weaker market sentiment resulted in a 7% decrease in revenues. Unfavorable foreign exchange impact resulted in a 3% decrease in revenues. Higher catalyst average sales prices resulted in a 1% increase in revenues.
EBITDA—EBITDA decreased by $56 million, or 52%, in the first quarter of 2025 compared to the fourth quarter of 2024 and by $66 million, or 56%, in the first quarter of 2025 compared to the first quarter of 2024.
First quarter of 2025 versus fourth quarter of 2024—Licensing results led to a 43% decrease in EBITDA driven by recognition of revenue on fewer contracts. During the fourth quarter of 2024 we recognized a LIFO inventory benefit of $8 million. The absence of a similar benefit in the first quarter of 2025 resulted in a 7% decrease in EBITDA.
First quarter of 2025 versus first quarter of 2024—Licensing results led to a 45% decrease in EBITDA driven by recognition of revenue on fewer contracts. Lower catalyst volumes driven by weaker market sentiment resulted in a 9% decrease in EBITDA.

FINANCIAL CONDITION
The following table summarizes operating, investing and financing cash flow activities:

	Three Months Ended March 31,
Millions of dollars	2025	2024
Cash used in:
Operating activities	$(579)	$(114)
Investing activities	(430)	(510)
Financing activities	(547)	(412)
Operating Activities—Cash used in operating activities of $579 million in the first three months of 2025 primarily reflected earnings adjusted for non-cash items, payment of taxes and cash used by the main components of working capital—Accounts receivable, Inventories, and Accounts payable. In the first three months of 2025, the main components of working capital used $716 million of cash primarily driven by increased Accounts receivable and Inventories associated with higher volumes following maintenance downtime.
Cash used by operating activities of $114 million in the first three months of 2024 primarily reflected earnings adjusted for non-cash items and cash used by the main components of working capital. In the first three months of 2024, the main components of working capital used $629 million of cash driven by increases in Accounts receivable due to higher volumes and prices across most of our segments.
Investing Activities—Capital expenditures in both the first three months of 2025 and 2024 totaled $483 million, of which approximately 65% and 80%, respectively, support sustaining maintenance such as turnaround activities at several sites as well as other plant Health, Safety and Environmental projects. The remaining expenditures support profit-generating growth projects.
Financing Activities—We made dividend payments totaling $433 million and $408 million in the first three months of 2025 and 2024, respectively. Additionally, we made payments of $110 million to repurchase outstanding ordinary shares in the first three months of 2025. We had no share repurchases in the first quarter of 2024.
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
Cash Improvement Plan

In April 2025, to address ongoing macroeconomic volatility, we announced a Cash Improvement Plan targeting a $500 million run-rate in annualized savings. The Cash Improvement Plan includes three initiatives: (1) deferral of $100 million of capital spending; (2) $200 million reduction in working capital; and (3) fixed cost reductions of $200 million, excluding one-time implementation costs estimated to be less than $50 million. Working capital and fixed cost reductions are relative to our internal 2025 plan. We will continue to prioritize capital spending on maintenance and certain growth projects. Fixed cost reductions may be achieved through contract changes, reductions in employees and employee-related expenses or other means.

Cash and Liquid Investments
As of March 31, 2025, we had Cash and cash equivalents totaling $1,867 million, which includes $556 million in jurisdictions outside of the U.S., the majority of which is held within the United Kingdom. There are currently no legal or economic restrictions that would materially impede our transfers of cash.
Credit Arrangements
At March 31, 2025, we had total debt, including current maturities, of $11,220 million. Additionally, we had $185 million of outstanding letters of credit, bank guarantees and surety bonds issued under uncommitted credit facilities.
We had total unused availability under our credit facilities of $4,650 million at March 31, 2025, which included the following:
•$3,750 million under our $3,750 million Senior Revolving Credit Facility. This facility backs our $2,500 million commercial paper program. Availability under the facility is net of outstanding borrowings, outstanding letters of credit provided under the facility and notes issued under our commercial paper program. At March 31, 2025, we had no outstanding commercial paper and no borrowings or letters of credit outstanding under this facility; and
•$900 million under our $900 million U.S. Receivables Facility. Availability under this facility is subject to a borrowing base of eligible receivables, which is reduced by outstanding borrowings and letters of credit, if any. At March 31, 2025, we had no borrowings or letters of credit outstanding under this facility.
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

Share Repurchases
In May 2024, our shareholders approved a proposal to authorize us to repurchase up to 34.0 million ordinary shares through November 24, 2025, which superseded any prior repurchase authorizations. Our share repurchase authorization does not have a stated dollar amount, and purchases may be made through open market purchases, private market transactions or other structured transactions. Repurchased shares could be retired or used for general corporate purposes, including for various employee benefit and compensation plans. The maximum number of shares that may yet be purchased is not necessarily an indication of the number of shares that will ultimately be purchased. In the first three months of 2025, we purchased approximately 1.5 million shares under our share repurchase authorizations for $110 million.
As of April 23, 2025, we had approximately 28.8 million shares remaining under the current authorization. The timing and amounts of additional shares repurchased, if any, will be determined based on our evaluation of market conditions and other factors, including any additional authorizations approved by our shareholders. For additional information related to our share repurchase authorizations, see Note 11 to the Consolidated Financial Statements.
CURRENT BUSINESS OUTLOOK
In the second quarter of 2025, we expect seasonal demand improvements across most businesses. U.S. natural gas and ethane feedstock costs have moderated and operations in Europe and Asia are benefiting from lower crude oil costs. Oxyfuels margins should improve with higher gasoline crack spreads during the summer driving season. In Europe, the rapid pace of capacity rationalization continues and is expected to improve regional supply and demand balances over the coming years. Additionally, more constructive approaches to European economic and regulatory policies are providing measured optimism. Despite economic uncertainty, global packaging demand should remain resilient in serving consumer needs for packaged food, healthcare and other essential everyday products.
We continue to monitor the direct and indirect effects of tariffs on our business amidst fluctuating trade policies. Our global supply network is mainly positioned to serve local demand. Approximately 75% of our polyethylene and polypropylene polymers are sold within domestic markets and not subject to direct impacts from tariffs. On a global scale, less than 10% of our polyolefin sales volumes are expected to experience direct effects from escalating tariffs and counter-tariffs related to U.S. trade.
To align with global demand and our planned maintenance, we expect second quarter operating rates of 85% for our O&P-Americas assets, 75% for our European O&P-EAI assets and 85% for our I&D assets.
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
•changes in general economic, business, political and regulatory conditions in the countries or regions in which we operate could increase our costs through tariffs or otherwise, limit or disrupt trade, restrict our operations and reduce our operating results;
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
Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market and regulatory risks is described in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2024. Our exposure to such risks has not changed materially in the three months ended March 31, 2025.

Item 4.    CONTROLS AND PROCEDURES
As of March 31, 2025, with the participation of our management, our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) carried out an evaluation, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Act”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025.
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
Item 1A.    RISK FACTORS
There have been no material changes to the risk factors associated with our business previously disclosed in “Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2024.
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Authorizations	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Authorizations
January 1 - January 31, 2025	660,131	$75.76	660,131	31,145,771
February 1 - February 28, 2025	33,181	$75.36	33,181	31,112,590
March 1 - March 31, 2025	792,336	$73.03	792,336	30,320,254
Total	1,485,648	$74.29	1,485,648
On May 24, 2024, our shareholders approved a share repurchase authorization of up to 34,042,250 shares of our ordinary shares, through November 24, 2025, which superseded any prior repurchase authorizations. The maximum number of shares that may yet be purchased is not necessarily an indication of the number of shares that will ultimately be purchased.
Item 4.    MINE SAFETY DISCLOSURES
Not applicable.
Item 5.    OTHER INFORMATION
During the three months ended March 31, 2025, none of our Section 16 officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

LYONDELLBASELL INDUSTRIES N.V.

Date:	April 25, 2025
/s/ Matthew D Hayes
Matthew D. Hayes
Senior Vice President,
Chief Accounting Officer
(Principal Accounting Officer)