Form 10-Q
period 2025-06-30
LyondellBasell Industries N.V.
filed 2025-08-01
CIK 1489393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission file number: 001-34726
LYONDELLBASELL INDUSTRIES N.V.
(Exact name of registrant as specified in its charter)

Netherlands	98-0646235
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2800 Post Oak Blvd.		4th Floor, One Vine Street
Suite 5100		London	Delftseplein 27E
Houston,	Texas	W1J0AH	3013AA	Rotterdam
USA	77056	United Kingdom	Netherlands
(Address of principal executive offices) (Zip code)

(713)	309-7200	+44 (0)	207	220 2600	+31 (0)	10	275 5500
(Registrant’s telephone numbers, including area code)

(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange On Which Registered
Ordinary Shares, €0.04 Par Value	LYB	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 321,648,429 ordinary shares, €0.04 par value, outstanding at July 30, 2025 (excluding 18,774,069 treasury shares).

LYONDELLBASELL INDUSTRIES N.V.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars, except earnings per share	2025	2024	2025	2024
Sales and other operating revenues:
Trade	$7,503	$8,518	$15,031	$16,654
Related parties	155	160	304	328
	7,658	8,678	15,335	16,982
Operating costs and expenses:
Cost of sales	6,871	7,244	13,999	14,444
Impairments	32	—	32	—
Selling, general and administrative expenses	435	402	836	823
Research and development expenses	35	33	69	65
	7,373	7,679	14,936	15,332
Operating income	285	999	399	1,650
Interest expense	(118)	(120)	(225)	(247)
Interest income	21	37	51	78
Gain on sale of business	—	293	—	293
Other income, net	29	9	50	14
Income from continuing operations before equity investments and income taxes	217	1,218	275	1,788
Income (loss) from equity investments	7	(19)	8	(46)
Income from continuing operations before income taxes	224	1,199	283	1,742
Provision for income taxes	69	253	105	363
Income from continuing operations	155	946	178	1,379
(Loss) income from discontinued operations, net of tax	(40)	(22)	114	18
Net income	115	924	292	1,397
Dividends on redeemable non-controlling interests	(1)	(1)	(3)	(3)
Net income attributable to the Company shareholders	$114	$923	$289	$1,394

Earnings per share:
Net income (loss) attributable to the Company shareholders —
Basic
Continuing operations	$0.47	$2.89	$0.53	$4.21
Discontinued operations	(0.13)	(0.07)	0.35	0.05
	$0.34	$2.82	$0.88	$4.26
Diluted
Continuing operations	$0.47	$2.88	$0.53	$4.20
Discontinued operations	(0.13)	(0.06)	0.35	0.05
	$0.34	$2.82	$0.88	$4.25
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2025	2024	2025	2024
Net income	$115	$924	$292	$1,397
Other comprehensive income (loss), net of tax –
Financial derivatives	(35)	49	(6)	50
Defined benefit pension and other postretirement benefit plans	2	4	(4)	7
Foreign currency translations	127	(44)	189	(104)
Total other comprehensive income (loss), net of tax	94	9	179	(47)
Comprehensive income	209	933	471	1,350
Dividends on redeemable non-controlling interests	(1)	(1)	(3)	(3)
Comprehensive income attributable to the Company shareholders	$208	$932	$468	$1,347
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED BALANCE SHEETS

Millions of dollars	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,700	$3,375
Restricted cash	4	13
Accounts receivable:
Trade, net	3,083	3,121
Related parties	122	171
Inventories	4,568	4,658
Prepaid expenses and other current assets	767	928
Assets held for sale	832	—
Total current assets	11,076	12,266
Operating lease assets	1,506	1,467
Property, plant and equipment	25,588	24,174
Less: Accumulated depreciation	(9,861)	(9,108)
Property, plant and equipment, net	15,727	15,066
Equity investments	4,080	4,121
Goodwill	1,677	1,561
Intangible assets, net	572	577
Other assets	714	688
Total assets	$35,352	$35,746
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED BALANCE SHEETS

Millions of dollars, except shares and par value data	June 30, 2025	December 31, 2024
LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY
Current liabilities:
Current maturities of long-term debt	$495	$498
Short-term debt	119	119
Accounts payable:
Trade	2,630	3,220
Related parties	483	512
Accrued and other current liabilities	1,950	2,356
Liabilities held for sale	567	—
Total current liabilities	6,244	6,705
Long-term debt	11,211	10,532
Operating lease liabilities	1,407	1,419
Other liabilities	1,919	1,967
Deferred income taxes	2,536	2,535
Commitments and contingencies
Redeemable non-controlling interests	114	114
Shareholders’ equity:
Ordinary shares, €0.04 par value, 1,275 million shares authorized, 321,627,610 and 323,889,832 shares outstanding, respectively	19	19
Additional paid-in capital	6,139	6,150
Retained earnings	8,732	9,325
Accumulated other comprehensive loss	(1,353)	(1,532)
Treasury stock, at cost, 18,794,888 and 16,532,666 ordinary shares, respectively	(1,628)	(1,500)
Total Company share of shareholders’ equity	11,909	12,462
Non-controlling interests	12	12
Total equity	11,921	12,474
Total liabilities, redeemable non-controlling interests and equity	$35,352	$35,746
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
Millions of dollars	2025	2024
Cash flows from operating activities:
Net income	$292	$1,397
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	655	752
Impairments	32	—
Amortization of debt-related costs	5	5
Share-based compensation	55	53
Equity investments—
Equity (income) loss	(8)	46
Distributions of earnings, net of tax	18	40
Deferred income tax benefit	(30)	(55)
Gain on sale of business	—	(293)
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(81)	(604)
Inventories	(85)	(335)
Accounts payable	(433)	373
Other, net	(648)	(145)
Net cash (used in) provided by operating activities	(228)	1,234
Cash flows from investing activities:
Expenditures for property, plant and equipment	(1,022)	(967)
Acquisition of equity method investments	(8)	(512)
Proceeds from sale of business	—	700
Proceeds from settlement of net investment hedges	284	—
Payments for settlement of net investment hedges	(234)	—
Other, net	46	(44)
Net cash used in investing activities	$(934)	$(823)

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
Millions of dollars	2025	2024
Cash flows from financing activities:
Repurchases of Company ordinary shares	$(201)	$(75)
Dividends paid - common stock	(878)	(846)
Issuance of long-term debt	499	744
Payments of debt issuance costs	(5)	(7)
Repayment of long-term debt	—	(775)
Proceeds from settlement of cash flow hedges	—	882
Payments for settlement of cash flow hedges	—	(835)
Other, net	(13)	19
Net cash used in financing activities	(598)	(893)
Effect of exchange rate changes on cash	76	(59)
Decrease in cash and cash equivalents and restricted cash	(1,684)	(541)
Cash and cash equivalents and restricted cash at beginning of period	3,388	3,405
Cash and cash equivalents and restricted cash at end of period	$1,704	$2,864
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Company Share of Shareholders’ Equity	Non- Controlling Interests
Millions of dollars	Issued	Treasury
Balance, March 31, 2025	$19	$(1,559)	$6,132	$9,064	$(1,447)	$12,209	$12
Net income	—	—	—	115	—	115	—
Other comprehensive income	—	—	—	—	94	94	—
Share-based compensation	—	22	7	(3)	—	26	—
Dividends - common stock ($1.37 per share)	—	—	—	(443)	—	(443)	—
Dividends - redeemable non-controlling interests ($15.00 per share)	—	—	—	(1)	—	(1)	—
Repurchases of Company ordinary shares	—	(91)	—	—	—	(91)	—
Balance, June 30, 2025	$19	$(1,628)	$6,139	$8,732	$(1,353)	$11,909	$12

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Company Share of Shareholders’ Equity	Non- Controlling Interests
Millions of dollars	Issued	Treasury
Balance, March 31, 2024	$19	$(1,372)	$6,112	$9,752	$(1,532)	$12,979	$14
Net income	—	—	—	924	—	924	—
Other comprehensive income	—	—	—	—	9	9	—
Share-based compensation	—	45	10	(4)	—	51	—
Dividends - common stock ($1.34 per share)	—	—	—	(438)	—	(438)	—
Dividends - redeemable non-controlling interests ($15.00 per share)	—	—	—	(1)	—	(1)	—
Repurchases of Company ordinary shares	—	(75)	—	—	—	(75)	—
Balance, June 30, 2024	$19	$(1,402)	$6,122	$10,233	$(1,523)	$13,449	$14

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Company Share of Shareholders’ Equity	Non- Controlling Interests
Millions of dollars	Issued	Treasury
Balance, December 31, 2024	$19	$(1,500)	$6,150	$9,325	$(1,532)	$12,462	$12
Net income	—	—	—	292	—	292	—
Other comprehensive income	—	—	—	—	179	179	—
Share-based compensation	—	73	(11)	(4)	—	58	—
Dividends - common stock ($2.71 per share)	—	—	—	(878)	—	(878)	—
Dividends - redeemable non-controlling interests ($30.00 per share)	—	—	—	(3)	—	(3)	—
Repurchases of Company ordinary shares	—	(201)	—	—	—	(201)	—
Balance, June 30, 2025	$19	$(1,628)	$6,139	$8,732	$(1,353)	$11,909	$12

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Company Share of Shareholders’ Equity	Non- Controlling Interests
Millions of dollars	Issued	Treasury
Balance, December 31, 2023	$19	$(1,450)	$6,145	$9,692	$(1,476)	$12,930	$14
Net income	—	—	—	1,397	—	1,397	—
Other comprehensive loss	—	—	—	—	(47)	(47)	—
Share-based compensation	—	123	(23)	(7)	—	93	—
Dividends - common stock ($2.59 per share)	—	—	—	(846)	—	(846)	—
Dividends - redeemable non-controlling interests ($30.00 per share)	—	—	—	(3)	—	(3)	—
Repurchases of Company ordinary shares	—	(75)	—	—	—	(75)	—
Balance, June 30, 2024	$19	$(1,402)	$6,122	$10,233	$(1,523)	$13,449	$14
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
2.    Accounting and Reporting Changes
Recently Adopted Guidance
There were no new standards or Accounting Standard Updates (“ASU”) adopted in the six months ended June 30, 2025, that had a material impact on the Consolidated Financial Statements.
Accounting Guidance Issued But Not Adopted as of June 30, 2025
Expense Disaggregation Disclosures—In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This guidance requires incremental disclosures about specific expense categories, including but not limited to, purchases of inventory, employee compensation, depreciation, amortization and selling expenses. The amendments are effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. While permitted, we do not plan to early adopt this guidance. The guidance may be applied either prospectively or retrospectively. The adoption of this ASU will not have a material impact on our Consolidated Financial Statements as the guidance relates only to disclosure.
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

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

3.    Discontinued Operations

The following table presents components of (Loss) income from discontinued operations, net of tax:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2025	2024	2025	2024
Sales and other operating revenues	$326	$2,345	$1,525	$4,435
Cost of sales	369	2,369	1,370	4,401
Selling, general and administrative expenses	2	5	4	9
Operating (loss) income	(45)	(29)	151	25
Other (expense) income, net	(2)	3	(2)	1
(Benefit from) provision for income taxes	(7)	(4)	35	8
(Loss) income from discontinued operations, net of tax	$(40)	$(22)	$114	$18

4.    Assets Held for Sale
Proposed European Asset Sale—In June 2025, we entered into an agreement for the sale of select olefins & polyolefins assets and the associated business in Europe. The sites to be sold have been part of the previously announced European strategic assessment and are located in Berre l’Etang (France), Münchsmünster (Germany), Carrington (United Kingdom), and Tarragona (Spain). The sites identified for sale are within our Olefins & Polyolefins-Europe, Asia, International (“O&P-EAI”) segment. The agreement is a put option deed under which the purchaser has committed to enter into an agreed form purchase agreement if we exercise our put option, after conclusion of certain works council consultation processes.
Closing of the proposed transaction is currently expected in the first half of 2026, subject to the completion of the information and consultation processes with the relevant employee representative bodies in accordance with applicable laws, as well as regulatory and other customary closing conditions. The assets and liabilities associated with the business to be sold have been classified as held for sale in the Consolidated Balance Sheets as of June 30, 2025.
In connection with the sale, we expect to recognize a loss on sale of approximately $700 million to $900 million upon closing. The loss principally consists of the transfer of net working capital of approximately $340 million, a cash contribution of $300 million to the sold businesses prior to closing, a foreign currency translation adjustment of approximately $300 million to $400 million, and a net equity method investment of approximately $10 million, partially offset by the transfer of pension and other liabilities of $150 million to $250 million.
Other costs, including selling expenses, separation costs, and employee-related costs, of approximately $100 million to $150 million, are estimated to be incurred prior to closing. During the second quarter of 2025, we incurred $10 million of such costs in connection with this transaction.
During the second quarter of 2025, a non-cash impairment loss of $32 million was recognized and allocated to property, plant and equipment. The fair value of the disposal group was determined based on the expected consideration and other fair value indicators obtained through our marketing efforts and classified as Level 2 within the fair value hierarchy. The impairment charge is presented within Impairments in the Consolidated Statements of Income.
U.S. Specialty Powders Business—In the second quarter of 2025, we entered into an agreement to sell our U.S. specialty powders business for a total consideration of approximately $10 million, subject to working capital and other adjustments. The transaction is expected to close in the second half of 2025 and is subject to customary closing conditions. The business had been identified as a non-core business within our Advanced Polymer Solutions (“APS”) segment.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table summarizes the assets and liabilities held for sale in the Consolidated Balance Sheets:

	June 30, 2025
Millions of dollars	European Assets	U.S. Specialty Powders Business	Total
ASSETS
Accounts receivable - Trade, net	$345	$—	$345
Inventories	399	10	409
Prepaid expenses and other current assets	30	—	30
Operating lease assets	10	7	17
Equity investments	29	—	29
Goodwill	—	2	2
Total assets held for sale	$813	$19	$832

LIABILITIES
Accounts payable - Trade	$207	$—	$207
Accrued and other current liabilities	112	1	113
Operating lease liabilities	7	6	13
Other liabilities	219	1	220
Deferred income taxes	14	—	14
Total liabilities held for sale	$559	$8	$567
5.    Revenues
Contract Balances—Contract liabilities were $146 million and $117 million as of June 30, 2025 and December 31, 2024, respectively. Revenue recognized in each reporting period that was included in the contract liability balance at the beginning of the period was immaterial.
Disaggregation of Revenues—The following table presents our revenues disaggregated by key products:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2025	2024	2025	2024
Sales and other operating revenues:
Olefins and co-products	$933	$1,317	$1,999	$2,562
Polyethylene	1,882	1,942	3,660	3,840
Polypropylene	1,565	1,577	3,103	3,075
Propylene oxide and derivatives	556	630	1,144	1,232
Oxyfuels and related products	1,151	1,431	2,282	2,541
Intermediate chemicals	511	667	1,052	1,456
Compounding and solutions	913	943	1,817	1,903
Other	147	171	278	373
Total	$7,658	$8,678	$15,335	$16,982

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table presents our revenues disaggregated by geography, based upon the location of the customer:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2025	2024	2025	2024
Sales and other operating revenues:
United States	$2,654	$3,177	$5,509	$6,344
Germany	557	663	1,173	1,323
China	480	535	960	1,141
Mexico	400	432	809	868
Italy	359	393	686	794
Japan	286	360	604	594
France	298	301	563	558
Poland	210	247	413	489
The Netherlands	228	214	394	399
Other	2,186	2,356	4,224	4,472
Total	$7,658	$8,678	$15,335	$16,982
6.    Accounts Receivable
Accounts receivable are reflected in the Consolidated Balance Sheets, net of allowance for credit losses of $3 million and $4 million as of June 30, 2025 and December 31, 2024, respectively.

7.    Inventories
Inventories consisted of the following components:

Millions of dollars	June 30, 2025	December 31, 2024
Finished goods	$2,963	$3,014
Work-in-process	126	145
Raw materials and supplies	1,479	1,499
Total inventories	$4,568	$4,658
During the first six months of 2025, inventory liquidations associated with our exit from the refinery business generated a last-in, first-out (“LIFO”) benefit of $196 million, net of tax, or $0.60 per diluted share. This benefit is reflected in (Loss) income from discontinued operations, net of tax in the Consolidated Statements of Income. No material inventory liquidations were recognized during the three months ended June 30, 2025, or the six months ended June 30, 2024.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

8.    Debt
Long-term loans, notes and other debt, net of unamortized discount, debt issuance cost and cumulative fair value hedging adjustments, consisted of the following:

Millions of dollars	June 30, 2025	December 31, 2024
Senior Notes due 2055, $1,000 million, 4.625% ($15 million of discount; $10 million of debt issuance cost)	$975	$975
Guaranteed Notes due 2027, $300 million, 8.1%	300	300
Issued by LYB International Finance B.V.:
Guaranteed Notes due 2043, $750 million, 5.25% ($17 million of discount; $6 million of debt issuance cost)	727	726
Guaranteed Notes due 2044, $1,000 million, 4.875% ($9 million of discount; $8 million of debt issuance cost)	983	983
Issued by LYB International Finance II B.V.:
Guaranteed Notes due 2026, €500 million, 0.875% ($1 million of debt issuance cost)	582	515
Guaranteed Notes due 2027, $1,000 million, 3.5% ($1 million of discount; $1 million of debt issuance cost)	588	584
Guaranteed Notes due 2031, €500 million, 1.625% ($3 million of discount; $2 million of debt issuance cost)	579	514
Issued by LYB International Finance III LLC:
Guaranteed Notes due 2025, $500 million, 1.25%	490	487
Guaranteed Notes due 2030, $500 million, 3.375% ($1 million of debt issuance cost)	128	123
Guaranteed Notes due 2030, $500 million, 2.25% ($2 million of discount; $3 million of debt issuance cost)	479	473
Guaranteed Notes due 2033, $500 million, 5.625% ($5 million of debt issuance cost)	495	495
Guaranteed Notes due 2034, $750 million, 5.5% ($5 million of discount, $6 million of debt issuance cost)	739	738
Guaranteed Notes due 2035, $500 million, 6.150% ($1 million of discount, $5 million of debt issuance cost	494	—
Guaranteed Notes due 2040, $750 million, 3.375% ($1 million of discount; $7 million of debt issuance cost)	742	742
Guaranteed Notes due 2049, $1,000 million, 4.2% ($13 million of discount; $10 million of debt issuance cost)	977	976
Guaranteed Notes due 2050, $1,000 million, 4.2% ($6 million of discount; $10 million of debt issuance cost)	984	982
Guaranteed Notes due 2051, $1,000 million, 3.625% ($2 million of discount; $10 million of debt issuance cost)	941	918
Guaranteed Notes due 2060, $500 million, 3.8% ($4 million of discount; $5 million of debt issuance cost)	486	482
Other	17	17
Total	11,706	11,030
Less current maturities	(495)	(498)
Long-term debt	$11,211	$10,532

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Fair value hedging adjustments associated with the fair value hedge accounting of our fixed-for-floating interest rate swaps for the applicable periods are as follows:

	Gains (Losses)				Cumulative Fair Value Hedging Adjustments Included in Carrying Amount of Debt
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
Millions of dollars	2025	2024	2025	2024	2025	2024
Guaranteed Notes due 2025, 1.25%	$(1)	$(1)	$(3)	$(1)	$1	$4
Guaranteed Notes due 2026, 0.875%	(1)	—	(1)	—	3	4
Guaranteed Notes due 2027, 3.5%	(1)	—	(3)	4	2	5
Guaranteed Notes due 2030, 3.375%	(2)	—	(5)	3	13	18
Guaranteed Notes due 2030, 2.25%	(2)	—	(5)	3	16	21
Guaranteed Notes due 2031, 1.625%	(1)	1	1	2	2	1
Guaranteed Notes due 2050, 4.2%	(1)	(1)	(2)	(3)	—	2
Guaranteed Notes due 2051, 3.625%	(9)	(1)	(23)	10	47	70
Guaranteed Notes due 2060, 3.8%	(2)	—	(4)	3	5	9
Total	$(20)	$(2)	$(45)	$21	$89	$134
Fair value adjustments are recognized in Interest expense in the Consolidated Statements of Income.

Long-Term Debt
Senior Revolving Credit Facility—Our $3,750 million senior unsecured revolving credit facility (the “Senior Revolving Credit Facility”), which expires in July 2029, may be used for dollar and euro denominated borrowings. The facility also supports our commercial paper program, has a $200 million sub-limit for dollar and euro denominated letters of credit and a $1,000 million uncommitted accordion feature. Borrowings under the facility bear interest at either a base rate, secured overnight financing rate or EURIBOR rate, plus an applicable margin. Additional fees are incurred for the average daily unused commitments. As of June 30, 2025, we had no borrowings or letters of credit outstanding and $3,750 million of unused availability under this facility.
Guaranteed Notes due 2035—In May 2025, LYB International Finance III, LLC (“LYB Finance III”), a wholly owned finance subsidiary of LyondellBasell Industries N.V., issued $500 million of 6.150% guaranteed notes due 2035 (the “2035 Notes”) at a discounted price of 99.7%. Net proceeds after deducting original issuance discounts, underwriting fees and offering expenses totaled $494 million. Net proceeds from the sale of the notes are used for general corporate purposes, including the repayment of our 2025 Notes.
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

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The 2035 Notes may be redeemed at any time in whole, or from time to time in part, prior to the scheduled maturity date, at a redemption price equal to the greater of (i) the sum of the present values of the remaining scheduled payments of principal and interest (discounted at the treasury rate plus the applicable basis points) less interest accrued on the notes to be redeemed, and (ii) 100% of the principal amount of the notes redeemed; plus, in either case, accrued and unpaid interest thereon to, but excluding, the redemption date. The 2035 Notes may also be redeemed at any time, on or after the date that is three months prior to the scheduled maturity date of the notes at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest thereon to, but excluding, the redemption date. The notes are also redeemable upon certain tax events.
Short-Term Debt
U.S. Receivables Facility—Our U.S. Receivables Facility has a purchase limit of $900 million in addition to a $300 million uncommitted accordion feature. In May 2025, we extended the term of the facility to June 2026. This facility provides liquidity through the sale or contribution of trade receivables by certain of our U.S. subsidiaries to a wholly owned, bankruptcy-remote subsidiary on an ongoing basis and without recourse. We pay variable interest rates on our secured borrowings. Additional fees are incurred for the average daily unused commitments. This facility also provides for the issuance of letters of credit up to $200 million. As of June 30, 2025, we had no borrowings or letters of credit outstanding and $900 million unused availability under this facility.
Commercial Paper Program—We have a commercial paper program under which we may issue up to $2,500 million of privately placed, unsecured, short-term promissory notes (“commercial paper”). As of June 30, 2025, we had no borrowings of outstanding commercial paper.
Precious Metal Financings—At both June 30, 2025 and December 31, 2024, we had $119 million of Short-term debt related to our precious metal financings.
Weighted Average Interest Rate—As of June 30, 2025 and December 31, 2024, our weighted average interest rates on outstanding Short-term debt were 1.6% and 1.1%, respectively.
Additional Information
Debt Compliance—As of June 30, 2025, we are in compliance with our debt covenants.

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
Financial Instruments Measured at Fair Value on a Recurring Basis—The following table summarizes financial instruments outstanding for the periods presented that are measured at fair value on a recurring basis:

	Fair Value
Millions of dollars	June 30, 2025	December 31, 2024	Balance Sheet Classification
Assets–
Derivatives designated as hedges:
Commodities	$3	$14	Prepaid expenses and other current assets
Commodities	9	7	Other assets
Foreign currency	11	146	Prepaid expenses and other current assets
Foreign currency	—	66	Other assets
Interest rates	18	16	Prepaid expenses and other current assets
Derivatives not designated as hedges:
Commodities	6	18	Prepaid expenses and other current assets
Commodities	—	2	Other assets
Foreign currency	1	16	Prepaid expenses and other current assets
Total	$48	$285

Liabilities–
Derivatives designated as hedges:
Commodities	$20	$14	Accrued and other current liabilities
Commodities	1	5	Other liabilities
Foreign currency	103	9	Accrued and other current liabilities
Foreign currency	147	—	Other liabilities
Interest rates	26	36	Accrued and other current liabilities
Interest rates	102	146	Other liabilities
Derivatives not designated as hedges:
Commodities	35	11	Accrued and other current liabilities
Foreign currency	20	1	Accrued and other current liabilities
Total	$454	$222
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

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Financial Instruments Not Measured at Fair Value on a Recurring Basis—The following table presents the carrying value and estimated fair value of our short-term precious metal financings and Long-term debt:

	June 30, 2025		December 31, 2024
Millions of dollars	Carrying Value	Fair Value	Carrying Value	Fair Value
Precious metal financings	$119	$149	$119	$122
Long-term debt	11,199	9,697	10,521	9,048
Total	$11,318	$9,846	$10,640	$9,170
The financial instruments in the table above are classified as Level 2. Our other financial instruments classified within Current assets and Current liabilities have a short maturity and their carrying value approximates fair value.
Derivative Instruments:
Commodity Prices—The following table presents the notional amounts of our outstanding commodity derivative instruments:

	Notional Amount		Unit of Measure	Maturity Date
Millions of units	June 30, 2025	December 31, 2024
Derivatives designated as hedges:
Natural gas	60	62	MMBtu	2025 to 2028
Ethane	14	14	Bbls	2025 to 2028
Power	1	—	MWhs	2025 to 2028
Derivatives not designated as hedges:
Ethane	21	—	Bbls	2025 to 2026
Other commodities	3	6	Bbls	2025 to 2026
Interest Rates—The following table presents the notional amounts of our outstanding interest rate derivative instruments:

	Notional Amount
Millions of dollars	June 30, 2025	December 31, 2024	Maturity Date
Fair value hedges	$2,035	$2,158	2025 to 2031
Foreign Currency Rates—The following table presents the notional amounts of our outstanding foreign currency derivative instruments:

	Notional Amount
Millions of dollars	June 30, 2025	December 31, 2024	Maturity Date
Net investment hedges	$2,779	$3,256	2025 to 2030
Cash flow hedges	294	300	2027
Not designated	1,115	772	2025 to 2026

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Impact on Earnings and Other Comprehensive Income (Loss)—The following tables summarize the pre-tax effect of derivative instruments recorded in Accumulated other comprehensive income (“AOCI”), the gains (losses) reclassified from AOCI to earnings and additional gains (losses) recognized directly in earnings:

	Effects of Financial Instruments
	Three Months Ended June 30,
	Balance Sheet				Income Statement
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified to Income from AOCI		Additional Gain (Loss) Recognized in Income		Income Statement
Millions of dollars	2025	2024	2025	2024	2025	2024	Classification
Derivatives designated as hedges:
Commodities	$—	$(1)	$—	$1	$—	$—	Sales and other operating revenues
Commodities	(49)	31	4	35	—	—	Cost of sales
Foreign currency	(273)	25	24	1	13	14	Interest expense
Interest rates	—	—	1	1	7	(17)	Interest expense
Derivatives not designated as hedges:
Commodities	—	—	—	—	(17)	5	Cost of sales
Commodities	—	—	—	—	—	13	(Loss) income from discontinued operations, net of tax
Foreign currency	—	—	—	—	(52)	16	Other income, net
Total	$(322)	$55	$29	$38	$(49)	$31

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Effects of Financial Instruments
	Six Months Ended June 30,
	Balance Sheet				Income Statement
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified to Income from AOCI		Additional Gain (Loss) Recognized in Income		Income Statement
Millions of dollars	2025	2024	2025	2024	2025	2024	Classification
Derivatives designated as hedges:
Commodities	$—	$(3)	$—	$2	$—	$—	Sales and other operating revenues
Commodities	(12)	(17)	2	73	—	—	Cost of sales
Foreign currency	(392)	120	35	(27)	25	35	Interest expense
Interest rates	—	11	2	2	20	(61)	Interest expense
Derivatives not designated as hedges:
Commodities	—	—	—	—	—	(1)	Sales and other operating revenues
Commodities	—	—	—	—	(36)	3	Cost of sales
Commodities	—	—	—	—	8	6	(Loss) income from discontinued operations, net of tax
Foreign currency	—	—	—	—	(81)	24	Other income, net
Total	$(404)	$111	$39	$50	$(64)	$6
As of June 30, 2025, on a pre-tax basis, $5 million is scheduled to be reclassified from AOCI as an increase to Interest expense over the next twelve months.
Other Financial Instruments:
Cash and Cash Equivalents—As of June 30, 2025 and December 31, 2024, we had marketable securities classified as Cash and cash equivalents of $820 million and $2,610 million, respectively.
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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law. OBBBA includes tax reform extending and modifying certain key Tax Cuts & Jobs Act provisions such as accelerated tax deductions for qualified property and domestic research expenditures, and modifications to the limitations on deductions for interest expense. The provisions of the OBBBA have different effective dates where some are effective in 2025 and others not until 2026. This legislation is not expected to have a material impact on the Consolidated Financial Statements; however, we continue to assess the impact.
Our effective income tax rate for the second quarter of 2025 was 30.8% compared to 21.1% for the second quarter of 2024. The higher effective tax rate for the second quarter of 2025 was primarily due to the discrete tax recognition of foreign exchange gains and losses with lower pre-tax earnings that increased our effective income tax rate by 26.9 percentage points. This increase to the effective tax rate was partially offset by the increased relative impact of our tax rate drivers, primarily exempt income and fluctuations in return to accruals, due to lower earnings that decreased our effective income tax rate by 15.3 percentage points.
Our effective income tax rate for the first six months of 2025 was 37.1% compared to 20.8% for the first six months of 2024. The higher effective tax rate for the first six months of 2025 was primarily due to the discrete tax recognition of foreign exchange gains and losses with lower pre-tax earnings that increased our effective tax rate by 32.2 percentage points. This increase to the effective tax rate was partially offset by the increased relative impact of our tax rate drivers, primarily exempt income, due to decreased earnings that decreased our effective income tax rate by 11.9 percentage points.
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
Environmental Remediation—Accrued liabilities for future environmental remediation costs at current and former plant sites and other remediation sites totaled $101 million and $140 million as of June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025, the accrued liabilities for individual sites range from less than $1 million to $41 million. The remediation expenditures are expected to occur over a number of years and are not concentrated in any single year. In our opinion, it is reasonably possible that losses in excess of the liabilities recorded may have been incurred. However, we cannot estimate any amount or range of such possible additional losses. New information about sites, new technology or future developments, such as involvement in investigations by regulatory agencies, could require us to reassess our potential exposure related to environmental matters.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Indemnification—We are parties to various indemnification arrangements, including arrangements entered into in connection with acquisitions, divestitures and the formation and dissolution of joint ventures. Pursuant to these arrangements, we provide indemnification to and/or receive indemnification from other parties in connection with liabilities that may arise in connection with the transactions and in connection with activities prior to completion of the transactions. These indemnification arrangements typically include provisions pertaining to third-party claims relating to environmental and tax matters and various types of litigation. As of June 30, 2025, we had not accrued any significant amounts for our indemnification obligations, and we are not aware of other circumstances that would likely lead to significant future indemnification obligations. We cannot determine with certainty the potential amount of future payments under the indemnification arrangements until events arise that would trigger a liability under the arrangements.
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
12.    Shareholders’ Equity and Redeemable Non-controlling Interests
Shareholders’ Equity
Dividend Distributions—The following table summarizes the quarterly dividends paid in the period presented:

Millions of dollars, except per share amounts	Dividend Per Ordinary Share	Aggregate Dividends Paid	Date of Record
March 2025	$1.34	$433	March 10, 2025
June 2025	1.37	445	June 2, 2025
	$2.71	$878
Share Repurchase Authorization—In May 2025, our shareholders approved a proposal to authorize us to repurchase up to 34.0 million ordinary shares, through November 23, 2026 (“2025 Share Repurchase Authorization”), which superseded any prior repurchase authorizations. The timing and amount of these repurchases, which are determined based on our evaluation of market conditions and other factors, may be executed from time to time through open market or privately negotiated transactions. The repurchased shares, which are recorded at cost, are classified as Treasury stock and may be retired or used for general corporate purposes, including for various employee benefit and compensation plans.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table summarizes our share repurchase activity for the periods presented:

Millions of dollars, except shares and per share amounts	Shares Repurchased	Average Purchase Price Per Share	Total Purchase Price, Including Commissions and Fees
For the six months ended June 30, 2025:
2024 Share Repurchase Authorization	3,037,987	$66.01	$201

For the six months ended June 30, 2024:
2024 Share Repurchase Authorization	784,505	$95.62	$75
Total cash paid for share repurchases for the six months ended June 30, 2025 and 2024 was $201 million and $75 million, respectively.
Ordinary Shares—The changes in the outstanding amounts of ordinary shares are as follows:

	Six Months Ended June 30,
	2025	2024
Ordinary shares outstanding:
Beginning balance	323,889,832	324,483,402
Share-based compensation	491,005	1,203,741
Employee stock purchase plan	284,760	176,046
Purchase of ordinary shares	(3,037,987)	(784,505)
Ending balance	321,627,610	325,078,684
Treasury Shares—The changes in the amounts of treasury shares held by the Company are as follows:

	Six Months Ended June 30,
	2025	2024
Ordinary shares held as treasury shares:
Beginning balance	16,532,666	15,939,096
Share-based compensation	(491,005)	(1,203,741)
Employee stock purchase plan	(284,760)	(176,046)
Purchase of ordinary shares	3,037,987	784,505
Ending balance	18,794,888	15,343,814

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Accumulated Other Comprehensive Loss—The components of, and after-tax changes in, Accumulated other comprehensive loss as of and for the six months ended June 30, 2025 and 2024 are presented in the following tables.
Foreign Currency Translation Adjustments below include currency translation adjustments as well as gains (losses) on net investment hedges; the associated tax benefits or expenses are calculated separately for each component.

Millions of dollars	Financial Derivatives	Defined Benefit Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustments	Total
December 31, 2024	$(111)	$(281)	$(1,140)	$(1,532)
Other comprehensive income (loss) before reclassifications	(47)	(3)	96	46
Tax benefit before reclassifications	12	1	93	106
Amounts reclassified from accumulated other comprehensive loss	39	(1)	—	38
Tax expense	(10)	(1)	—	(11)
Net other comprehensive income (loss)	(6)	(4)	189	179
Balance – June 30, 2025	$(117)	$(285)	$(951)	$(1,353)

Millions of dollars	Financial Derivatives	Defined Benefit Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustments	Total
Balance – December 31, 2023	$(226)	$(279)	$(971)	$(1,476)
Other comprehensive income (loss) before reclassifications	17	—	(79)	(62)
Tax expense before reclassifications	(5)	—	(25)	(30)
Amounts reclassified from accumulated other comprehensive loss	50	8	—	58
Tax expense	(12)	(1)	—	(13)
Net other comprehensive income (loss)	50	7	(104)	(47)
Balance – June 30, 2024	$(176)	$(272)	$(1,075)	$(1,523)

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The amounts reclassified out of each component of Accumulated other comprehensive loss are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item on the Consolidated Statements of Income
Millions of dollars	2025	2024	2025	2024
Reclassification adjustments for:
Financial derivatives:
Commodities	$—	$1	$—	$2	Sales and other operating revenues
Commodities	4	35	2	73	Cost of sales
Foreign currency	24	1	35	(27)	Interest expense
Interest rates	1	1	2	2	Interest expense
Income tax expense	(7)	(11)	(10)	(12)	Provision for income taxes
Financial derivatives, net of tax	22	27	29	38

Amortization of defined pension items:
Actuarial loss	3	4	6	7	Other income, net
Prior service cost	1	—	2	1	Other income, net
Curtailment gain	—	—	(9)	—	Income from discontinued operations, net of tax
Income tax expense	(2)	—	(1)	(1)	Provision for income taxes
Defined pension items, net of tax	2	4	(2)	7

Total reclassifications, before tax	33	42	38	58
Income tax expense	(9)	(11)	(11)	(13)	Provision for income taxes
Total reclassifications, after tax	$24	$31	$27	$45	Amount included in net income
Redeemable Non-controlling Interests
Our redeemable non-controlling interests relate to shares of cumulative perpetual special stock (“redeemable non-controlling interest stock”) issued by a consolidated subsidiary. As of June 30, 2025 and December 31, 2024, we had 113,053 shares of redeemable non-controlling interest stock outstanding. These shares may be redeemed at any time at the discretion of the holders.
In January and May 2025, we paid cash dividends of $15.00 per share to our redeemable non-controlling interest shareholders of record as of January 15, 2025 and April 15, 2025. These dividends totaled $3 million for each of the six month periods ended June 30, 2025 and 2024.
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

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Earnings per share data is as follows:

	Three Months Ended June 30,
	2025		2024
Millions of dollars	Continuing Operations	Discontinued Operations	Continuing Operations	Discontinued Operations
Net income (loss)	$155	$(40)	$946	$(22)
Dividends on redeemable non-controlling interests	(1)	—	(1)	—
Net income attributable to participating securities	(3)	—	(5)	—
Net income (loss) attributable to ordinary shareholders – basic and diluted	$151	$(40)	$940	$(22)

Millions of shares, except per share amounts
Basic weighted average common stock outstanding	322	322	325	325
Effect of dilutive securities	—	—	1	1
Diluted weighted average common stock outstanding	322	322	326	326

Earnings per share:
Basic	$0.47	$(0.13)	$2.89	$(0.07)
Diluted	$0.47	$(0.13)	$2.88	$(0.06)

	Six Months Ended June 30,
	2025		2024
Millions of dollars	Continuing Operations	Discontinued Operations	Continuing Operations	Discontinued Operations
Net income	$178	$114	$1,379	$18
Dividends on redeemable non-controlling interests	(3)	—	(3)	—
Net income attributable to participating securities	(5)	—	(6)	—
Net income attributable to ordinary shareholders – basic and diluted	$170	$114	$1,370	$18

Millions of shares, except per share amounts
Basic weighted average common stock outstanding	323	323	325	325
Effect of dilutive securities	—	—	1	1
Diluted weighted average common stock outstanding	323	323	326	326

Earnings per share:
Basic	$0.53	$0.35	$4.21	$0.05
Diluted	$0.53	$0.35	$4.20	$0.05

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

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Summarized financial information concerning reportable segments is shown in the following tables for the periods presented:

	Three Months Ended June 30, 2025
Millions of dollars	O&P– Americas	O&P– EAI	I&D	APS	Technology	Other	Total
Sales and other operating revenues:
Customers	$1,851	$2,537	$2,244	$913	$113	$—	$7,658
Intersegment	526	167	31	4	24	(752)	—
	2,377	2,704	2,275	917	137	(752)	7,658
Less:
Cost of sales	2,108	2,575	2,048	807	82	(749)	6,871
Impairments	—	32	—	—	—	—	32
Income from equity investments	(4)	(3)	—	—	—	—	(7)
Other items	124	136	40	98	33	10	441
Add:
Depreciation and amortization expense	164	38	99	20	11	—	332
EBITDA	$313	$2	$286	$32	$33	$(13)	$653

Capital expenditures	$305	$115	$73	$19	$27	$—	$539

	Three Months Ended June 30, 2024
Millions of dollars	O&P– Americas	O&P– EAI	I&D	APS	Technology	Other	Total
Sales and other operating revenues:
Customers	$2,188	$2,659	$2,751	$943	$137	$—	$8,678
Intersegment	738	183	44	5	22	(992)	—
	2,926	2,842	2,795	948	159	(992)	8,678
Less:
Cost of sales	2,297	2,693	2,344	844	57	(991)	7,244
Loss from equity investments	1	16	2	—	—	—	19
Gain on sale of business	—	—	(293)	—	—	—	(293)
Other items	110	117	51	86	28	6	398
Add:
Depreciation and amortization expense	152	54	103	22	10	—	341
EBITDA	$670	$70	$794	$40	$84	$(7)	$1,651

Capital expenditures	$174	$107	$150	$25	$20	$2	$478

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Six Months Ended June 30, 2025
Millions of dollars	O&P- Americas	O&P- EAI	I&D	APS	Technology	Other	Total
Sales and other operating revenues:
Customers	$3,808	$4,972	$4,526	$1,817	$212	$—	$15,335
Intersegment	1,050	332	47	8	45	(1,482)	—
	4,858	5,304	4,573	1,825	257	(1,482)	15,335
Less:
Cost of sales	4,381	5,085	4,281	1,607	126	(1,481)	13,999
Impairments	—	32	—	—	—	—	32
(Income) loss from equity investments	(11)	3	—	—	—	—	(8)
Other items	243	242	110	180	67	13	855
Add:
Depreciation and amortization expense	319	77	198	40	21	—	655
EBITDA	$564	$19	$380	$78	$85	$(14)	$1,112

Capital expenditures	$521	$239	$164	$49	$49	$—	$1,022

	Six Months Ended June 30, 2024
Millions of dollars	O&P– Americas	O&P– EAI	I&D	APS	Technology	Other	Total
Sales and other operating revenues:
Customers	$4,275	$5,221	$5,278	$1,903	$305	$—	$16,982
Intersegment	1,522	366	103	10	46	(2,047)	—
	5,797	5,587	5,381	1,913	351	(2,047)	16,982
Less:
Cost of sales	4,697	5,336	4,644	1,705	109	(2,047)	14,444
(Income) loss from equity investments	(8)	48	6	—	—	—	46
Gain on sale of business	—	—	(293)	—	—	—	(293)
Other items	220	225	121	175	61	15	817
Add:
Depreciation and amortization expense	303	106	203	42	21	—	675
EBITDA	$1,191	$84	$1,106	$75	$202	$(15)	$2,643

Capital expenditures	$355	$194	$292	$48	$44	$3	$936

Other items include Selling, general and administrative (“SG&A”) expenses, Research and development expenses, and Other income, net.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

A reconciliation of EBITDA to Income from continuing operations before income taxes is shown in the following table for each of the periods presented. Indirect SG&A expense reallocation to continuing operations represents corporate SG&A expenses that were previously allocated to the refining segment:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2025	2024	2025	2024
EBITDA:
Total segment EBITDA	$666	$1,658	$1,126	$2,658
Other EBITDA	(13)	(7)	(14)	(15)
Less:
Depreciation and amortization expense	(332)	(341)	(655)	(675)
Interest expense	(118)	(120)	(225)	(247)
Indirect SG&A expense reallocation to continuing operations	—	(28)	—	(57)
Add:
Interest income	21	37	51	78
Income from continuing operations before income taxes	$224	$1,199	$283	$1,742
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
As of December 31, 2024, the book value of the European PO Joint Venture was immaterial largely due to asset impairments recognized during 2023. We will carry out a process to safely shut down and prepare for the demolition of the asset. We estimate our portion of the total shutdown costs will be approximately $215 million and will be incurred through 2027. During the first quarter of 2025, we incurred $117 million of shutdown costs.
Disposition of Ethylene Oxide & Derivatives (“EO&D”) Business—In May 2024, we sold our U.S. Gulf Coast-based EO&D business along with the production facilities located in Bayport, TX. The EO&D business was included in our I&D segment. In connection with the sale, we received cash proceeds of $700 million and recognized a pre-tax gain of $293 million in the first six months of 2024.
Acquisition of Joint Venture—In May 2024, we acquired a 35% interest in Saudi Arabia-based National Petrochemical Industrial Company (“NATPET”) from Alujain Corporation for approximately $500 million. The joint venture is enabled by our Spheripol polypropylene (“PP”) technology and positions us to expand our core PP business by gaining access to advantaged feedstocks. The joint venture has the capacity to produce 0.4 million tons of PP per year. We market the majority of the off-take through our global sales team. The joint venture is included in our O&P-EAI segment and accounted for using the equity method of accounting.

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
OVERVIEW

Results from continuing operations for the second quarter of 2025 increased compared to the first quarter of 2025. In our Olefins and Polyolefins-Americas (“O&P-Americas”) segment, the completion of a turnaround at our Channelview complex resulted in higher operating rates that supported a sequential improvement in integrated polyethylene volumes and margins. In our Olefins and Polyolefins-Europe, Asia, International (“O&P-EAI”) segment, lower feedstock costs helped improve integrated polyethylene margins while polyolefin volumes benefited from increased seasonal demand. These improvements were offset by the recognition of a non-cash impairment related to European assets classified as held for sale within our O&P-EAI segment. In our Intermediates and Derivatives (“I&D”) segment, intermediate chemical margins improved due to lower benzene costs and price support from second quarter industry outages. Oxyfuels and related products margins fell as lower crude oil prices limited the typical seasonal uplift from the summer driving season. Results for our I&D segment were further improved by the absence of shutdown costs related to our Propylene Oxide Styrene Monomer (POSM) production unit at the Maasvlakte site in the Netherlands (the “European PO Joint Venture”) recognized in the first quarter of 2025. During the second quarter, global markets began to adapt to trade volatility, contributing to a more stable operating environment across several product chains.

Results from continuing operations for the first six months of 2025 decreased compared to the first six months of 2024. In our I&D segment, oxyfuels and related products margins declined due to lower crude oil prices. Results for our I&D segment were further impacted by the recognition of shutdown costs mentioned above and a gain on sale of our U.S. Gulf Coast-based Ethylene Oxide & Derivatives (“EO&D”) business recognized during the second quarter of 2024. In our O&P-Americas segment, margins decreased across most businesses as feedstock and energy costs increased compared to the prior year. In our Technology segment, licensing results decreased as the planned pace of global polyolefin capacity additions moderate.

In June 2025, we entered into an agreement for the sale of select olefins & polyolefins assets and the associated business in Europe. The sites to be sold have been part of the previously announced European strategic assessment and are located in Berre l’Etang (France), Münchsmünster (Germany), Carrington (United Kingdom), and Tarragona (Spain). In connection with the sale, we expect to recognize a loss on sale of approximately $700 million to $900 million upon closing.

During the first six months of 2025 we used $228 million of cash from operating activities primarily reflecting earnings adjusted for non-cash items, timing of payment of Accounts payable and tax payments, including U.S. Federal corporate income tax payments deferred from 2024 into 2025 under Hurricane Beryl disaster relief. In connection with our overall capital allocation strategy, we invested $1,022 million in capital expenditures and returned $1,079 million to shareholders through dividend payments and share repurchases.

Results of operations for the periods discussed are presented in the table below:

	Three Months Ended		Six Months Ended
	June 30,	March 31,	June 30,	June 30,
Millions of dollars	2025	2025	2025	2024
Sales and other operating revenues	$7,658	$7,677	$15,335	$16,982
Cost of sales	6,871	7,128	13,999	14,444
Impairments	32	—	32	—
Selling, general and administrative expenses	435	401	836	823
Research and development expenses	35	34	69	65
Operating income	285	114	399	1,650
Interest expense	(118)	(107)	(225)	(247)
Interest income	21	30	51	78
Gain on sale of business	—	—	—	293
Other income, net	29	21	50	14
Income (loss) from equity investments	7	1	8	(46)
Income from continuing operations before income taxes	224	59	283	1,742
Provision for income taxes	69	36	105	363
Income from continuing operations	155	23	178	1,379
(Loss) income from discontinued operations, net of tax	(40)	154	114	18
Net income	115	177	292	1,397
Other comprehensive income (loss), net of tax –
Financial derivatives	(35)	29	(6)	50
Defined benefit pension and other postretirement benefit plans	2	(6)	(4)	7
Foreign currency translations	127	62	189	(104)
Total other comprehensive income (loss), net of tax	94	85	179	(47)
Comprehensive income	$209	$262	$471	$1,350

RESULTS OF OPERATIONS
Revenues—Revenues remained relatively unchanged in the second quarter of 2025 compared to the first quarter of 2025. Lower average sales prices for many of our products resulted in a 5% decrease in revenues. Favorable foreign exchange impact resulted in a 4% increase in revenues. Higher sales volumes resulted in a 1% increase in revenue.
Revenues decreased by $1,647 million or 10% in the first six months of 2025 compared to the first six months of 2024. Lower sales volumes driven by lower demand led to an 6% decrease in revenues. Lower average sales prices for many of our products resulted in a 5% decrease in revenues. Favorable foreign exchange impact led to a 1% increase in revenues.
Cost of Sales—Cost of sales decreased by $257 million, or 4%, in the second quarter of 2025 compared to the first quarter of 2025 and by $445 million or 3% in the first six months of 2025 compared to the first six months of 2024 primarily due to lower feedstock and energy costs. Additionally, during the first quarter of 2025 we recognized $117 million in shutdown costs related to our plans to permanently close the European PO Joint Venture.
Impairments—During the second quarter of 2025, we recognized a non-cash impairment charge of $32 million related to property, plant and equipment associated with the European assets classified as held for sale within our O&P EAI segment.
Operating Income—Operating income increased by $171 million, or 150%, in the second quarter of 2025 compared to the first quarter of 2025. Operating income in our I&D and O&P-Americas segments increased by $160 million and $57 million, respectively. These increases were partially offset by decreases in our Technology, O&P-EAI, and APS segments of $20 million, $17 million, and $7 million, respectively.
Operating income decreased by $1,251 million, or 76%, in the first six months of 2025 compared to the first six months of 2024. Operating income in our O&P-Americas, I&D, Technology, O&P-EAI and APS segments decreased by $648 million, $462 million, $117 million, $82 million and $1 million, respectively.
Results for each of our business segments are discussed further in the “Segment Analysis” section below.
Gain on Sale of Business—In the second quarter of 2024, we completed the sale of our EO&D business and associated production facilities located in Bayport, Texas and recognized a pre-tax gain of $293 million.
Income (Loss) from Equity Investments—Income from equity investments increased by $6 million, in the second quarter of 2025 compared to the first quarter of 2025 primarily as a result of improved results following a turnaround in the first quarter of 2025 at a Saudi Arabian joint venture in our O&P EAI segment. Income from equity investments increased by $54 million or 117% in the first six months of 2025 compared to the first six months of 2024 as the first six months of 2024 included equity losses recognized by a Chinese joint venture in our O&P-EAI segment. Our Chinese joint venture was subsequently fully impaired during the fourth quarter of 2024.

Income Taxes—Our effective income tax rate for the second quarter of 2025 was 30.8% compared to 61.0% for the first quarter of 2025. The lower effective tax rate for the second quarter of 2025 was due to the relative impact of our tax rate drivers, primarily exempt income, foreign exchange gains and losses, and fluctuations in return to accruals, due to higher earnings that decreased our effective income tax rate by 43.5 percentage points. This decrease was partially offset by an increase in the discrete tax recognition of foreign exchange gains and losses by 15.2 percentage points.
Our effective income tax rate for the first six months of 2025 was 37.1% compared to 20.8% for the first six months of 2024. The higher effective tax rate for the first six months of 2025 was primarily due to the discrete tax recognition of foreign exchange gains and losses with lower pre-tax earnings that increased our effective tax rate by 32.2 percentage points. This increase to the effective tax rate was partially offset by the increased relative impact of our tax rate drivers, primarily exempt income, due to decreased earnings that decreased our effective income tax rate by 11.9 percentage points.
Income (Loss) from Discontinued Operations, Net of Tax—Income from discontinued operations decreased by $194 million in the second quarter of 2025 compared to the first quarter of 2025, and increased $96 million in the first six months of 2025 compared to the first six months of 2024. These changes were primarily the result of the recognition a last-in, first-out (“LIFO”) benefit of $196 million for the liquidation of low cost inventory in the first quarter of 2025. The remainder of the change was primarily driven by the cessation of business operations at our Houston refinery in February of 2025.
Comprehensive Income—Comprehensive income decreased by $53 million in the second quarter of 2025 compared to the first quarter of 2025, primarily due to the decrease in Net income and decreases in financial derivatives partially offset by the net favorable impacts of unrealized changes in foreign currency translation adjustments. Comprehensive income decreased by $879 million in the first six months of 2025 compared to the first six months of 2024, primarily due to the decrease in Net income partially offset by the net favorable impacts of unrealized changes in foreign currency translation adjustments. The components of Other comprehensive income (loss) are discussed below.
Financial derivatives designated as cash flow hedges, primarily our commodity swaps, led to a decrease in Comprehensive income of $64 million and $56 million in the second quarter of 2025 compared to the first quarter of 2025 and in the first six months of 2025 compared to the first six months of 2024, respectively, reflecting commodity price volatility.
Foreign currency translations increased Comprehensive income by $65 million and $293 million in the second quarter of 2025 compared to the first quarter of 2025 and in the first six months of 2025 compared to the first six months of 2024, respectively, primarily due to the weakening of the U.S. dollar relative to the euro, partially offset by the effective portion of our net investment hedges.

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
The following table presents the reconciliation of Net income to EBITDA for each of the periods presented:

	Three Months Ended		Six Months Ended
	June 30,	March 31,	June 30,	June 30,
Millions of dollars	2025	2025	2025	2024
Net income	$115	$177	$292	$1,397
Provision for income taxes	62	78	140	371
Depreciation and amortization	332	323	655	752
Interest expense, net	97	77	174	169
EBITDA	$606	$655	$1,261	$2,689

Our continuing operations are managed through five reportable segments: O&P-Americas, O&P-EAI, I&D, APS, and Technology. Revenues and other information by segment for the periods presented are reflected in the tables below:

	Three Months Ended		Six Months Ended
	June 30,	March 31,	June 30,	June 30,
Millions of dollars	2025	2025	2025	2024
Sales and other operating revenues:
O&P-Americas segment	$2,377	$2,481	$4,858	$5,797
O&P-EAI segment	2,704	2,600	5,304	5,587
I&D segment	2,275	2,298	4,573	5,381
APS segment	917	908	1,825	1,913
Technology segment	137	120	257	351
Other, including intersegment eliminations	(752)	(730)	(1,482)	(2,047)
Total	$7,658	$7,677	$15,335	$16,982
Operating income (loss):
O&P-Americas segment	$142	$85	$227	$875
O&P-EAI segment	(40)	(23)	(63)	19
I&D segment	151	(9)	142	604
APS segment	10	17	27	28
Technology segment	22	42	64	181
Other, including intersegment eliminations	—	2	2	(57)
Total	$285	$114	$399	$1,650

	Three Months Ended		Six Months Ended
	June 30,	March 31,	June 30,	June 30,
Millions of dollars	2025	2025	2025	2024
Depreciation and amortization:
O&P-Americas segment	$164	$155	$319	$303
O&P-EAI segment	38	39	77	106
I&D segment	99	99	198	203
APS segment	20	20	40	42
Technology segment	11	10	21	21
Total	$332	$323	$655	$675
Income (loss) from equity investments:
O&P-Americas segment	$4	$7	$11	$8
O&P-EAI segment	3	(6)	(3)	(48)
I&D segment	—	—	—	(6)
Total	$7	$1	$8	$(46)
Gain on sale of business:
I&D segment	$—	$—	$—	$293
Total	$—	$—	$—	$293
Other income, net:
O&P-Americas segment	$3	$4	$7	$5
O&P-EAI segment	1	7	8	7
I&D segment	36	4	40	12
APS segment	2	9	11	5
Other, including intersegment eliminations	(13)	(3)	(16)	(15)
Total	$29	$21	$50	$14
EBITDA:
O&P-Americas segment	$313	$251	$564	$1,191
O&P-EAI segment	2	17	19	84
I&D segment	286	94	380	1,106
APS segment	32	46	78	75
Technology segment	33	52	85	202
Discontinued operations	(47)	196	149	103
Other, including intersegment eliminations	(13)	(1)	(14)	(72)
Total	$606	$655	$1,261	$2,689

Olefins and Polyolefins-Americas Segment
Overview—EBITDA increased in the second quarter of 2025 compared to the first quarter of 2025 primarily due to higher polyethylene margins. EBITDA decreased in the first six months of 2025 relative to the first six months of 2024 as margins decreased for most businesses.
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

We have flexibility to vary the raw material mix and process conditions in our U.S. olefins plants in order to maximize profitability as market prices fluctuate for both feedstocks and products. Although prices of crude-based liquids and natural gas liquids are generally related to crude oil and natural gas prices, during specific periods the relationships among these materials and benchmarks may vary significantly. In the second and first quarter of 2025, and the first six months of 2025 and 2024, approximately 75% to 80% of the raw materials used in our North American crackers was ethane.
The following table sets forth selected financial information for the O&P-Americas segment including Income from equity investments, which is a component of EBITDA:

	Three Months Ended		Six Months Ended
	June 30,	March 31,	June 30,	June 30,
Millions of dollars	2025	2025	2025	2024
Sales and other operating revenues	$2,377	$2,481	$4,858	$5,797
Income from equity investments	4	7	11	8
EBITDA	313	251	564	1,191
Revenue—Revenues for our O&P-Americas segment decreased by $104 million, or 4% in the second quarter of 2025 compared to the first quarter of 2025 and by $939 million, or 16%, in the first six months of 2025 compared to the first six months of 2024.

Second quarter of 2025 versus first quarter of 2025—The revenue decrease was due to lower volumes sold during the second quarter of 2025 relative to the first quarter of 2025.
First six months of 2025 versus first six months of 2024—Volumes driven by planned and unplanned outages resulted in a 12% decrease in revenue. Lower average sales prices driven by lower oil price environment resulted in a 4% decrease in revenue.
EBITDA—EBITDA increased by $62 million, or 25%, in the second quarter of 2025 compared to the first quarter of 2025 and decreased by $627 million, or 53%, in the first six months of 2025 compared to the first six months of 2024.
Second quarter of 2025 versus first quarter of 2025—Higher polyethylene results led to a 33% increase in EBITDA driven by improved margins primarily from lower ethylene costs. Lower olefins results led to a 7% decrease in EBITDA driven primarily by lower margins due to lower ethylene sales price partially offset by lower feedstock and energy prices.
First six months of 2025 versus first six months of 2024—Lower olefins results led to a 32% decrease in EBITDA driven by lower ethylene margins from a decrease in co-product contribution combined with higher energy costs. Lower polyethylene results led to a 19% decrease in EBITDA primarily driven by lower product margins attributed to unfavorable macroeconomic conditions.

Olefins and Polyolefins-Europe, Asia, International Segment
Overview—EBITDA decreased in the second quarter of 2025 relative to the first quarter of 2025 and in the first six months of 2025 relative to the first six months of 2024 primarily due to the recognition of a $32 million impairment charge recognized in the second quarter of 2025 related to assets held for sale.
Higher olefins margins in the second quarter of 2025 compared to the first quarter of 2025 benefited EBITDA. Lower volumes in the first six months of 2025 relative to the first six months of 2024 were partially offset by increased income from our equity investments.
Ethylene Raw Materials—In Europe, naphtha is the primary raw material for our ethylene production and represented approximately 60% to 70% of the raw materials used in the second and first quarter of 2025, and the first six months of 2025 and 2024.
The following table sets forth selected financial information for the O&P-EAI segment including Income (loss) from equity investments, which is a component of EBITDA:

	Three Months Ended		Six Months Ended
	June 30,	March 31,	June 30,	June 30,
Millions of dollars	2025	2025	2025	2024
Sales and other operating revenues	$2,704	$2,600	$5,304	$5,587
Income (loss) from equity investments	3	(6)	(3)	(48)
EBITDA	2	17	19	84

Revenue—Revenues increased by $104 million, or 4%, in the second quarter of 2025 compared to the first quarter of 2025 and decreased by $283 million, or 5%, in the first six months of 2025 compared to the first six months of 2024.
Second quarter of 2025 versus first quarter of 2025—Favorable foreign exchange impacts resulted in a revenue increase of 7%. Higher volumes resulted in a revenue increase of 6% primarily due to higher demand. These increases were offset by lower average sales prices primarily as a result of a decrease in the price of naphtha which drove a 9% decrease in revenue.
First six months of 2025 versus first six months of 2024—Lower average sales prices primarily as a result of a decrease in the price of naphtha drove a 4% decrease in revenue. Lower volumes resulted in a decrease of 2% due to lower demand and unplanned downtime. Favorable foreign exchange impacts resulted in a 1% increase in revenues.
EBITDA—EBITDA decreased by $15 million, or 88%, in the second quarter of 2025 compared to the first quarter of 2025 and by $65 million, or 77%, in the first six months of 2025 compared to the first six months of 2024.
During the second quarter of 2025, we recognized a $32 million non-cash impairment charge related to assets held for sale. Also, during the second quarter, in connection with our planned European asset sale, we incurred transaction costs of $10 million.
Second quarter of 2025 versus first quarter of 2025—EBITDA decreased largely due to the recognition of the non-cash impairment charge and costs incurred related to our planned European asset disposition. These costs were partially offset by improved olefins results which led to a 288% increase in EBITDA driven by improved cracker margins primarily due to lower feedstock costs.

First six months of 2025 versus first six months of 2024—As noted above, the first six months of 2025 were impacted by non-cash impairment charges and transaction costs. Further, lower polyethylene results led to a 61% decrease in EBITDA driven by lower margins from lower average sales prices. Lower olefins results drove a 48% decrease in EBITDA driven by lower volumes as a result of unplanned downtime. These decreases were partially offset by improved income from equity investments which led to a 55% increase in EBITDA driven by the absence of losses recognized by a Chinese joint venture in the first six months of 2024.
Intermediates and Derivatives Segment
Overview—EBITDA increased in the second quarter of 2025 relative to the first quarter of 2025 as a result of shutdown costs incurred by our European PO Joint Venture in the first quarter of 2025 and improved intermediate chemicals margins in the second quarter of 2025.
EBITDA decreased in the first six months of 2025 compared to the first six months of 2024 primarily driven by lower oxyfuels and related products margins, the absence of a gain on sale of our EO&D business recognized in the first six months of 2024, and the first quarter of 2025 shutdown costs related to our European PO Joint Venture.
The following table sets forth selected financial information for the I&D segment including Loss from equity investments, which is a component of EBITDA:

	Three Months Ended		Six Months Ended
	June 30,	March 31,	June 30,	June 30,
Millions of dollars	2025	2025	2025	2024
Sales and other operating revenues	$2,275	$2,298	$4,573	$5,381
Loss from equity investments	—	—	—	(6)
EBITDA	286	94	380	1,106

Revenue—Revenues decreased by $23 million, or 1%, in the second quarter of 2025 compared to the first quarter of 2025 and by $808 million, or 15%, in the first six months of 2025 compared to the first six months of 2024.
Second quarter of 2025 versus first quarter of 2025—Lower average sales prices resulted in a 8% decrease in revenue from falling feedstock pricing in intermediate chemicals and low octane values in the U.S. Gulf Coast. Sales volumes increased due to seasonal demand uptick during the summer driving season resulting in a 4% increase in revenue. Favorable foreign exchange impacts resulted in a 3% increase in revenue.
First six months of 2025 versus first six months of 2024—Lower average sales prices resulted in a 13% decrease in revenue driven primarily by oxyfuels and related products as a result of lower crude, gasoline crack spreads, and blend premiums. Sales volumes declined resulting in a 2% decrease in revenue due to the second quarter of 2024 sale of our EO&D business and associated production facilities located in Bayport, Texas.
EBITDA—EBITDA increased by $192 million, or 204%, in the second quarter of 2025 compared to the first quarter of 2025 and decreased by $726 million, or 66%, in the first six months of 2025 compared to the first six months of 2024.
In May 2024, we sold our U.S. Gulf Coast-based EO&D business along with the production facilities located in Bayport, TX and recognized a pre-tax gain of $293 million during the quarter.
In March 2025, we announced our plans to permanently close the European PO Joint Venture, which resulted in the recognition of $117 million of shutdown costs in the first quarter of 2025.

Second quarter of 2025 versus first quarter of 2025—Intermediate chemicals results led to an EBITDA increase of 64% primarily driven by higher margins from lower feedstock costs as well as a $36 million gain on sale of precious metals. Propylene oxide and derivatives results led to a 20% increase in EBITDA as margins improved on lower feedstock costs. The remaining change was largely driven by costs incurred related to the announced closure of our European PO Joint Venture in the first quarter of 2025.
First six months of 2025 versus first six months of 2024—Oxyfuels and related products results declined 30% largely due to margin compression due to lower crude oil prices. The remaining change was due to the recognition of the gain on sale of our EO&D business in 2024 and costs incurred related to the announced closure of our European PO Joint Venture in the first quarter of 2025.
Advanced Polymer Solutions Segment
Overview—EBITDA decreased in the second quarter of 2025 relative to the first quarter of 2025, primarily due to costs incurred in connection with our Cash Improvement Plan and lower volumes. EBITDA increased in the first six months of 2025 relative to the first six months of 2024, primarily due to higher margins.
The following table sets forth selected financial information for the APS segment:

	Three Months Ended		Six Months Ended
	June 30,	March 31,	June 30,	June 30,
Millions of dollars	2025	2025	2025	2024
Sales and other operating revenues	$917	$908	$1,825	$1,913
EBITDA	32	46	78	75

Revenue—Revenues increased by $9 million, or 1%, in the second quarter of 2025 compared to the first quarter of 2025 and decreased by $88 million, or 5%, in the first six months of 2025 compared to the first six months of 2024.
Second quarter of 2025 versus first quarter of 2025—Favorable foreign exchange impacts resulted in a revenue increase of 4%. Sales volumes decreased resulting in a 3% decrease in revenue stemming from weaker automotive demand and challenging market conditions.
First six months of 2025 versus first six months of 2024—Sales volumes decreased resulting in a 5% decrease in revenue stemming from lower demand. Lower average sales prices resulted in a 1% decrease in revenue. Favorable foreign exchange impacts resulted in a revenue increase of 1%.
EBITDA—EBITDA decreased by $14 million or 30% in the second quarter of 2025 compared to the first quarter of 2025 and increased by $3 million or 4% in the first six months of 2025 compared to the first six months of 2024. In April 2025, we announced our Cash Improvement Plan. Costs incurred during the second quarter of 2025 associated with this plan were $8 million.
Second quarter of 2025 versus first quarter of 2025—Lower volumes primarily from weaker automotive demand and challenging market conditions resulted in a 15% decrease in EBITDA. The remaining decrease was primarily related to costs incurred related to the Cash Improvement Plan.
First six months of 2025 versus first six months of 2024—Results were relatively unchanged as costs incurred related to our Cash Improvement Plan were offset by improved margins related to lower manufacturing costs.

Technology Segment
Overview—EBITDA decreased in the second quarter of 2025 compared to the first quarter of 2025, primarily due to lower catalyst margins. EBITDA decreased in the first six months of 2025 compared to the first six months of 2024, primarily due to lower licensing results as the planned pace of global polyolefin capacity additions moderate.
The following table sets forth selected financial information for the Technology segment:

	Three Months Ended		Six Months Ended
	June 30,	March 31,	June 30,	June 30,
Millions of dollars	2025	2025	2025	2024
Sales and other operating revenues	$137	$120	$257	$351
EBITDA	33	52	85	202

Revenue—Revenues increased by $17 million, or 14%, in the second quarter of 2025 compared to the first quarter of 2025 and decreased by $94 million, or 27%, in the first six months of 2025 compared to the first six months of 2024.
Second quarter of 2025 versus first quarter of 2025—Favorable foreign exchange impact resulted in an 8% increase in revenues. Higher catalyst volumes resulted in a 5% increase in revenues driven by improved demand relative to prior quarter. Higher licensing revenues resulting from more contracts reaching significant milestones drove a 2% increase in revenues. Lower average catalyst sales price from product mix resulted in a 1% decrease in revenues.
First six months of 2025 versus first six months of 2024—Lower licensing revenues resulting from recognition of revenue on fewer contracts drove a 24% decrease in revenues. Lower catalyst volume resulted in a 3% decrease in revenues due to continued lower polymer end use demand. Lower average catalyst sales price resulted in a 1% decrease in revenues. Favorable foreign exchange impact resulted in a 1% increase in revenues.
EBITDA—EBITDA decreased by $19 million, or 37%, in the second quarter of 2025 compared to the first quarter of 2025 and by $117 million, or 58%, in the first six months of 2025 compared to the first six months of 2024.
Second quarter of 2025 versus first quarter of 2025—Lower catalyst margins resulted in a 56% decrease in EBITDA due to increased costs. Higher catalyst sales volumes driven by improved demand resulted in a 10% increase in EBITDA. Favorable foreign exchange impact resulted in an 8% EBITDA increase.
First six months of 2025 versus first six months of 2024—Licensing results led to a 42% decrease in EBITDA as fewer contracts with lower average values reached significant milestones. Lower catalyst margins as a result of unfavorable product mix and higher operating cost from increased maintenance resulted in a 13% decrease in EBITDA.

FINANCIAL CONDITION
The following table summarizes operating, investing and financing cash flow activities:

	Six Months Ended June 30,
Millions of dollars	2025	2024
Cash provided by (used in):
Operating activities	$(228)	$1,234
Investing activities	(934)	(823)
Financing activities	(598)	(893)

Operating Activities—Cash used in operating activities of $228 million in the first six months of 2025 primarily reflected earnings adjusted for non-cash items, $384 million of tax payments which includes $235 million U.S. Federal corporate income tax payments deferred from 2024 into 2025 under Hurricane Beryl disaster relief, and a $433 million change in Accounts payable which was driven by the timing of payments.
Cash provided by operating activities of $1,234 million in the first six months of 2024 primarily reflected earnings adjusted for non-cash items and cash activities primarily related to Accounts receivable, Inventories and Accounts payables. Increased Accounts receivable and Inventories of $604 million and $335 million, respectively, were associated with higher volumes sold to align with demand, coupled with timing of receipts. The increase of $373 million in Accounts payable was primarily driven by timing of payments and higher raw material costs.
Investing Activities—Capital expenditures in the first six months of 2025 and 2024 totaled $1,022 million and $967 million, respectively, of which approximately 70% and 80%, respectively, support sustaining maintenance such as turnaround activities at several sites as well as other plant health, safety and environmental projects. The remaining expenditures support profit-generating growth projects.
In June 2025, foreign currency contracts with an aggregate notional value of €200 million expired. Upon settlement of these foreign currency contracts, we paid €200 million ($234 million at the expiry spot rate) to our counterparties and received $225 million from our counterparties. Additionally, in March 2025 we received $59 million upon termination and cash settlement of our cross-currency interest rate swaps, designated as net investment hedges, maturing in 2025 and 2030.
In the second quarter of 2024 we sold our EO&D business for $700 million and invested approximately $500 million to acquire a 35% stake in the NATPET joint venture in Saudi Arabia.
Financing Activities—We made dividend payments totaling $878 million and $846 million in the first six months of 2025 and 2024, respectively. Additionally, we made payments of $201 million and $75 million to repurchase outstanding ordinary shares in the first six months of 2025 and 2024, respectively.
In May 2025, we issued $500 million of 6.150% guaranteed notes due 2035. Net proceeds from the sale of the notes are used for general corporate purposes, including the repayment of our 2025 Notes later in the year.
In February 2024, we issued $750 million of 5.5% guaranteed notes due 2034. In March 2024, we repaid the $775 million remaining of outstanding principal on our 5.75% senior notes due 2024.
For additional detail regarding these debt transactions see Note 8 to the Consolidated Financial Statements.
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
As part of our overall capital allocation strategy, we plan to provide returns to shareholders in the form of dividends and share repurchases. Barring any significant or unforeseen business challenges, mergers or acquisitions, over the long-term, we are targeting shareholder returns of 70% of free cash flow, defined as net cash provided by operating activities less capital expenditures. We intend to continue to declare and pay quarterly dividends, including a third quarter 2025 dividend of $1.37 per share. We have a goal of increasing the dividend over time, after giving consideration to our cash balances and expected results from operations. Our focus on funding our dividends while remaining committed to an investment grade balance sheet continues to be the foundation of our capital allocation strategy.
Cash Improvement Plan

In April 2025, to address ongoing macroeconomic volatility, we announced a Cash Improvement Plan. The plan now targets a $600 million run-rate in annualized savings for 2025. The Cash Improvement Plan includes three initiatives: (1) deferral of $200 million of capital spending; (2) $200 million net reduction in Accounts receivable, Inventory and Accounts payable; and (3) fixed cost reductions of $200 million, excluding one-time implementation costs estimated to be less than $50 million. We will continue to prioritize capital spending on maintenance and certain growth projects. The net reduction in Accounts receivable, Inventory and Accounts payable and fixed cost reductions are relative to our internal 2025 plan. Fixed cost reductions may be achieved through contract changes, reductions in employees and employee-related expenses or other means. As of June 30, 2025, we incurred $20 million in costs associated with the Cash Improvement Plan.
Capital Budget
In 2025, we plan to invest approximately $1.7 billion in capital expenditures. Approximately $1.2 billion of the budget is planned for sustaining maintenance, with the remaining budget supporting profit-generating growth projects. While we continue to invest in MoReTec-1 as planned, we are delaying construction to expand our propylene production capacity at our Channelview Complex (Flex-2) and delaying other capital projects to preserve capital during the cycle downturn. In 2026, we plan on investing up to $1.4 billion in capital expenditures.
Proposed Sale of Certain European Assets
In June 2025, we entered into an agreement for the sale of select olefins & polyolefins assets and the associated business in Europe. The sites to be sold have been part of the previously announced European strategic assessment and are located in Berre l’Etang (France), Münchsmünster (Germany), Carrington (United Kingdom), and Tarragona (Spain). In connection with the sale, we anticipate making a cash contribution of approximately $300 million to the sold asset group prior to closing the transaction. The transaction is expected to close in the first half of 2026.
Cash and Liquid Investments
As of June 30, 2025, we had Cash and cash equivalents totaling $1,700 million, which includes $487 million in jurisdictions outside of the U.S., which is largely held within the United Kingdom. There are currently no legal or economic restrictions that would materially impede our transfers of cash.

Credit Arrangements
As of June 30, 2025, we had total debt, including current maturities, of $11,825 million. Additionally, we had $184 million of outstanding letters of credit, bank guarantees and surety bonds issued under uncommitted credit facilities.
We had total unused availability under our credit facilities of $4,650 million as of June 30, 2025, which included the following:
•$3,750 million under our $3,750 million Senior Revolving Credit Facility. This facility backs our $2,500 million commercial paper program. Availability under the facility is net of outstanding borrowings, outstanding letters of credit provided under the facility and notes issued under our commercial paper program. As of June 30, 2025, we had no outstanding commercial paper and no borrowings or letters of credit outstanding under this facility; and
•$900 million under our $900 million U.S. Receivables Facility. Availability under this facility is subject to a borrowing base of eligible receivables, which is reduced by outstanding borrowings and letters of credit, if any. As of June 30, 2025, we had no borrowings or letters of credit outstanding under this facility. In May 2025, we extended the term of the facility to June 2026 in accordance with the terms of the agreement.
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
Share Repurchases
In May 2025, our shareholders approved a proposal to authorize us to repurchase up to 34.0 million ordinary shares through November 23, 2026, which superseded any prior repurchase authorizations. Our share repurchase authorization does not have a stated dollar amount, and purchases may be made through open market purchases, private market transactions or other structured transactions. Repurchased shares could be retired or used for general corporate purposes, including for various employee benefit and compensation plans. The maximum number of shares that may yet be purchased is not necessarily an indication of the number of shares that will ultimately be purchased. In the first six months of 2025, we purchased approximately 3.0 million shares under our share repurchase authorizations for $201 million.
As of July 30, 2025, we had approximately 34.0 million shares remaining under the current authorization. The timing and amounts of additional shares repurchased, if any, will be determined based on our evaluation of market conditions and other factors, including any additional authorizations approved by our shareholders. For additional information related to our share repurchase authorizations, see Note 12 to the Consolidated Financial Statements.
CURRENT BUSINESS OUTLOOK
In the third quarter, we expect North American integrated polyethylene margins to improve due to the completion of planned maintenance in April and increased prices supported by solid domestic demand and stronger export volumes. In Europe, steady seasonal demand and favorable feedstock costs are expected to continue. Ongoing capacity rationalizations across the region should help to balance regional supply and demand. Oxyfuels margins are expected to remain low for the remainder of the summer season. We continue to carefully evaluate potential risks and opportunities associated with evolving tariffs and global trade flows.

To align with global demand and our planned maintenance, we expect third quarter operating rates of 85% for our O&P-Americas assets, 75% for our European O&P-EAI assets and 80% for our I&D assets.

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

•the successful outcome of any planned sale of our assets, or our ability to acquire or dispose of product lines or businesses could disrupt our business and harm our financial condition;
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
•our ability to execute and achieve expected results of our value enhancement program and cash improvement plan;
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
Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market and regulatory risks is described in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2024. Our exposure to such risks has not changed materially in the six months ended June 30, 2025.

Item 4.    CONTROLS AND PROCEDURES
As of June 30, 2025, with the participation of our management, our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) carried out an evaluation, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Act”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025.
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
In April 2025, the State of Texas filed suit against Equistar Chemicals, LP, a subsidiary of LyondellBasell N.V., in Travis County District Court seeking civil penalties and injunctive relief for violations of the Texas Clean Air Act related to several alleged emission events between May 2018 and April 2021.
In May 2025, the Texas Commission on Environmental Quality issued a proposed Agreed Order to Equistar Chemicals, L.P., a subsidiary of LyondellBasell N.V., to resolve alleged air permitting exceedances at the La Porte Complex between 2020 and 2022.

Litigation and Other Matters
Information regarding our litigation and legal proceedings can be found in Note 11 to the Consolidated Financial Statements, which is incorporated into this Item 1 by reference.
Item 1A.    RISK FACTORS
There have been no material changes to the risk factors associated with our business previously disclosed in “Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2024.
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Authorizations	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Authorizations
April 1 - April 30, 2025	1,552,339	$58.09	1,552,339	28,767,915
May 1 - May 22, 2025	—	$—	—	28,767,915
May 23 - May 31, 2025	—	$—	—	34,042,250
June 1 - June 30, 2025	—	$—	—	34,042,250
Total	1,552,339	$58.09	1,552,339
On May 23, 2025, our shareholders approved a share repurchase authorization of up to 34,042,250 shares of our ordinary shares, through November 23, 2026, which superseded any prior repurchase authorizations. The maximum number of shares that may yet be purchased is not necessarily an indication of the number of shares that will ultimately be purchased.

Item 4.    MINE SAFETY DISCLOSURES
Not applicable.
Item 5.    OTHER INFORMATION
During the three months ended June 30, 2025, none of our Section 16 officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6.     EXHIBITS

Exhibit Number	Description

4.1
Officer’s Certificate of LYB International Finance III, LLC relating to the 6.150% Guaranteed Notes due 2035, dated as of May 15, 2025 (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on May 15, 2025).

4.2	Form of LYB International Finance III, LLC’s 6.150% Guaranteed Notes due 2035 (included in Exhibit 4.1).

10.1
Seventh Amendment to Receivables Purchase Agreement, dated as of May 29, 2025, among Lyondell Chemical Company, as servicer, LYB Receivables LLC, as seller, the conduit purchasers, related committed purchasers, LC participants and purchaser agents party thereto, the other parties thereto and Mizuho Bank, Ltd., as Administrator and LC Bank (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 30, 2025).

10.2
Put Option Letter Agreement between LyondellBasell Industries Holdings B.V. and AEQ Amethyst B.V. (including the form of Sale and Purchase Agreement as Schedule 1 thereto) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 5, 2025).

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

LYONDELLBASELL INDUSTRIES N.V.

Date:	August 1, 2025
/s/ Matthew D Hayes
Matthew D. Hayes
Senior Vice President,
Chief Accounting Officer
(Principal Accounting Officer)