Form 10-Q
period 2025-09-30
LyondellBasell Industries N.V.
filed 2025-10-31
CIK 1489393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 321,872,964 ordinary shares, €0.04 par value, outstanding at October 29, 2025 (excluding 18,549,534 treasury shares).

LYONDELLBASELL INDUSTRIES N.V.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF (LOSS) INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars, except earnings per share	2025	2024	2025	2024
Sales and other operating revenues:
Trade	$7,585	$8,442	$22,616	$25,096
Related parties	142	162	446	490
	7,727	8,604	23,062	25,586
Operating costs and expenses:
Cost of sales	6,821	7,303	20,820	21,747
Goodwill impairments	972	—	972	—
Other impairments	230	5	262	5
Selling, general and administrative expenses	401	400	1,237	1,223
Research and development expenses	34	31	103	96
	8,458	7,739	23,394	23,071
Operating (loss) income	(731)	865	(332)	2,515
Interest expense	(130)	(118)	(355)	(365)
Interest income	21	36	72	114
(Loss) gain on sale of business	(6)	—	(6)	293
Other (expense) income, net	(2)	14	48	28
(Loss) income from continuing operations before equity investments and income taxes	(848)	797	(573)	2,585
Loss from equity investments	(8)	(20)	—	(66)
(Loss) income from continuing operations before income taxes	(856)	777	(573)	2,519
(Benefit from) provision for income taxes	(27)	151	78	514
(Loss) income from continuing operations	(829)	626	(651)	2,005
(Loss) income from discontinued operations, net of tax	(61)	(53)	53	(35)
Net (loss) income	(890)	573	(598)	1,970
Dividends on redeemable non-controlling interests	(2)	(2)	(5)	(5)
Net (loss) income attributable to the Company shareholders	$(892)	$571	$(603)	$1,965

(Loss) earnings per share:
Net (loss) income attributable to the Company shareholders —
Basic
Continuing operations	$(2.58)	$1.92	$(2.05)	$6.13
Discontinued operations	(0.19)	(0.16)	0.16	(0.11)
	$(2.77)	$1.76	$(1.89)	$6.02
Diluted
Continuing operations	$(2.58)	$1.91	$(2.05)	$6.11
Discontinued operations	(0.19)	(0.16)	0.16	(0.11)
	$(2.77)	$1.75	$(1.89)	$6.00
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2025	2024	2025	2024
Net (loss) income	$(890)	$573	$(598)	$1,970
Other comprehensive income, net of tax –
Financial derivatives	(4)	12	(10)	62
Defined benefit pension and other postretirement benefit plans	3	3	(1)	10
Foreign currency translations	1	134	190	30
Total other comprehensive income, net of tax	—	149	179	102
Comprehensive (loss) income	(890)	722	(419)	2,072
Dividends on redeemable non-controlling interests	(2)	(2)	(5)	(5)
Comprehensive (loss) income attributable to the Company shareholders	$(892)	$720	$(424)	$2,067
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED BALANCE SHEETS

Millions of dollars	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,784	$3,375
Restricted cash	17	13
Accounts receivable:
Trade, net	2,822	3,121
Related parties	200	171
Inventories	4,409	4,658
Prepaid expenses and other current assets	723	928
Assets held for sale	802	—
Total current assets	10,757	12,266
Operating lease assets	1,472	1,467
Property, plant and equipment	25,515	24,174
Less: Accumulated depreciation	(9,815)	(9,108)
Property, plant and equipment, net	15,700	15,066
Equity investments	4,040	4,121
Goodwill	708	1,561
Intangible assets, net	453	577
Other assets	657	688
Total assets	$33,787	$35,746
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED BALANCE SHEETS

Millions of dollars, except shares and par value data	September 30, 2025	December 31, 2024
LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY
Current liabilities:
Current maturities of long-term debt	$1,079	$498
Short-term debt	137	119
Accounts payable:
Trade	2,428	3,220
Related parties	500	512
Accrued and other current liabilities	2,090	2,356
Liabilities held for sale	618	—
Total current liabilities	6,852	6,705
Long-term debt	10,640	10,532
Operating lease liabilities	1,360	1,419
Other liabilities	1,916	1,967
Deferred income taxes	2,295	2,535
Commitments and contingencies
Redeemable non-controlling interests	114	114
Shareholders’ equity:
Ordinary shares, €0.04 par value, 1,275 million shares authorized, 321,832,679 and 323,889,832 shares outstanding, respectively	19	19
Additional paid-in capital	6,144	6,150
Retained earnings	7,399	9,325
Accumulated other comprehensive loss	(1,353)	(1,532)
Treasury stock, at cost, 18,589,819 and 16,532,666 ordinary shares, respectively	(1,610)	(1,500)
Total Company share of shareholders’ equity	10,599	12,462
Non-controlling interests	11	12
Total equity	10,610	12,474
Total liabilities, redeemable non-controlling interests and equity	$33,787	$35,746
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
Millions of dollars	2025	2024
Cash flows from operating activities:
Net (loss) income	$(598)	$1,970
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,005	1,133
Impairments	1,234	5
Amortization of debt-related costs	8	9
Share-based compensation	70	71
Equity investments—
Equity loss	—	66
Distributions of earnings, net of tax	30	96
Deferred income tax benefit	(193)	(79)
Loss (gain) on sale of business	6	(293)
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	131	(413)
Inventories	64	(433)
Accounts payable	(583)	(217)
Other, net	(419)	(11)
Net cash provided by operating activities	755	1,904
Cash flows from investing activities:
Expenditures for property, plant and equipment	(1,428)	(1,335)
Payment for acquisition of equity method investments	(11)	(539)
Proceeds from sale of business	4	700
Proceeds from settlement of net investment hedges	902	463
Payments for settlement of net investment hedges	(877)	(445)
Other, net	37	(150)
Net cash used in investing activities	$(1,373)	$(1,306)

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
Millions of dollars	2025	2024
Cash flows from financing activities:
Repurchases of Company ordinary shares	$(201)	$(117)
Dividends paid - common stock	(1,321)	(1,283)
Issuance of long-term debt	499	744
Payments of debt issuance costs	(5)	(10)
Repayment of long-term debt	—	(775)
Proceeds from settlement of cash flow hedges	—	882
Payments for settlement of cash flow hedges	—	(835)
Other, net	(18)	17
Net cash used in financing activities	(1,046)	(1,377)
Effect of exchange rate changes on cash	77	9
Decrease in cash and cash equivalents and restricted cash	(1,587)	(770)
Cash and cash equivalents and restricted cash at beginning of period	3,388	3,405
Cash and cash equivalents and restricted cash at end of period	$1,801	$2,635

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Company Share of Shareholders’ Equity	Non- Controlling Interests
Millions of dollars	Issued	Treasury
Balance, June 30, 2025	$19	$(1,628)	$6,139	$8,732	$(1,353)	$11,909	$12
Net loss	—	—	—	(890)	—	(890)	—
Share-based compensation	—	18	5	2	—	25	—
Dividends - common stock ($1.37 per share)	—	—	—	(443)	—	(443)	—
Dividends - redeemable non-controlling interests ($15.00 per share)	—	—	—	(2)	—	(2)	—
Distributions to non-controlling interests	—	—	—	—	—	—	(1)
Balance, September 30, 2025	$19	$(1,610)	$6,144	$7,399	$(1,353)	$10,599	$11

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Company Share of Shareholders’ Equity	Non- Controlling Interests
Millions of dollars	Issued	Treasury
Balance, June 30, 2024	$19	$(1,402)	$6,122	$10,233	$(1,523)	$13,449	$14
Net income	—	—	—	573	—	573	—
Other comprehensive income	—	—	—	—	149	149	—
Share-based compensation	—	10	17	(1)	—	26	—
Dividends - common stock ($1.34 per share)	—	—	—	(437)	—	(437)	—
Dividends - redeemable non-controlling interests ($15.00 per share)	—	—	—	(2)	—	(2)	—
Repurchases of Company ordinary shares	—	(42)	—	—	—	(42)	—
Distributions to non-controlling interests	—	—	—	—	—	—	(2)
Balance, September 30, 2024	$19	$(1,434)	$6,139	$10,366	$(1,374)	$13,716	$12

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Company Share of Shareholders’ Equity	Non- Controlling Interests
Millions of dollars	Issued	Treasury
Balance, December 31, 2024	$19	$(1,500)	$6,150	$9,325	$(1,532)	$12,462	$12
Net loss	—	—	—	(598)	—	(598)	—
Other comprehensive income	—	—	—	—	179	179	—
Share-based compensation	—	91	(6)	(2)	—	83	—
Dividends - common stock ($4.08 per share)	—	—	—	(1,321)	—	(1,321)	—
Dividends - redeemable non-controlling interests ($45.00 per share)	—	—	—	(5)	—	(5)	—
Repurchases of Company ordinary shares	—	(201)	—	—	—	(201)	—
Distributions to non-controlling interests	—	—	—	—	—	—	(1)
Balance, September 30, 2025	$19	$(1,610)	$6,144	$7,399	$(1,353)	$10,599	$11

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Company Share of Shareholders’ Equity	Non- Controlling Interests
Millions of dollars	Issued	Treasury
Balance, December 31, 2023	$19	$(1,450)	$6,145	$9,692	$(1,476)	$12,930	$14
Net income	—	—	—	1,970	—	1,970	—
Other comprehensive income	—	—	—	—	102	102	—
Share-based compensation	—	133	(6)	(8)	—	119	—
Dividends - common stock ($3.93 per share)	—	—	—	(1,283)	—	(1,283)	—
Dividends - redeemable non-controlling interests ($45.00 per share)	—	—	—	(5)	—	(5)	—
Repurchases of Company ordinary shares	—	(117)	—	—	—	(117)	—
Distributions to non-controlling interests	—	—	—	—	—	—	(2)
Balance, September 30, 2024	$19	$(1,434)	$6,139	$10,366	$(1,374)	$13,716	$12
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
In February 2025, we ceased business operations at our Houston refinery. Accordingly, our refining business, previously disclosed as the Refining segment, is reported as a discontinued operation. The related operating results of our refining business are reported as discontinued operations for all periods presented. Discontinued operations also include estimated costs associated with the disposition of the Berre refinery.
2.    Accounting and Reporting Changes
Recently Adopted Guidance
There were no new standards or Accounting Standard Updates (“ASU”) adopted in the nine months ended September 30, 2025, that had a material impact on the Consolidated Financial Statements.
Accounting Guidance Issued But Not Adopted as of September 30, 2025
Accounting for Software Costs—In September 2025, the Financial Accounting Standards Board (“FASB”) issued ASU 2025-06, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This guidance amends certain aspects of the accounting for and disclosure of software costs, including when entities start capitalizing eligible costs. This guidance also supersedes existing guidance on website development costs. The guidance is effective for annual reporting periods beginning after December 15, 2027, and interim periods within those annual reporting periods. Early adoption is permitted. We are currently assessing the impact the adoption will have on our Consolidated Financial Statements.
Measurement of Credit Losses—In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This guidance allows entities to elect a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. The guidance is effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual reporting periods. Early adoption is permitted. The adoption of this guidance will not have a material impact on our Consolidated Financial Statements.
Expense Disaggregation Disclosures—In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income —Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This guidance requires incremental disclosures about specific expense categories, including but not limited to,

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

purchases of inventory, employee compensation, depreciation, amortization and selling expenses. The amendments are effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. While permitted, we do not plan to early adopt this guidance. The guidance may be applied either prospectively or retrospectively. The adoption of this ASU will not have a material impact on our Consolidated Financial Statements as the guidance relates only to disclosure.
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
3.    Discontinued Operations

The following table presents components of (Loss) income from discontinued operations, net of tax:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2025	2024	2025	2024
Sales and other operating revenues	$293	$2,054	$1,818	$6,489
Cost of sales	331	2,113	1,701	6,514
Selling, general and administrative expenses	1	4	5	13
Operating (loss) income	(39)	(63)	112	(38)
Other (expense), net	(44)	(7)	(46)	(6)
(Benefit from) provision for income taxes	(22)	(17)	13	(9)
(Loss) income from discontinued operations, net of tax	$(61)	$(53)	$53	$(35)

4.    Assets Held for Sale
In June 2025, we entered into an agreement for the sale of select olefins & polyolefins assets and the associated business in Europe. The sites to be sold were part of the previously announced European strategic assessment and are located in Berre l’Etang (France), Münchsmünster (Germany), Carrington (United Kingdom), and Tarragona (Spain). The sites identified for sale are within our Olefins & Polyolefins-Europe, Asia, International (“O&P-EAI”) segment. The agreement is a put option under which the purchaser committed to enter into an agreed form purchase agreement if we exercised our put option, after conclusion of certain works council consultation processes.
In October 2025, following the completion of the French works council consultation processes, we exercised our put option and entered into the sales and purchase agreement. This agreement contains customary representations, warranties and covenants by the parties, including post-closing covenants related to employee and other matters.

Closing of the proposed transaction is currently expected in the first half of 2026, subject to customary closing conditions, including satisfaction of regulatory conditions, completion of additional required employee representative and works council consultation processes, and completion of the carve-out and transfer of the relevant assets and liabilities to the business being sold. The assets and liabilities associated with the business to be sold are classified as held for sale in the Consolidated Balance Sheets as of September 30, 2025.

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
Other costs, including selling expenses, separation costs, and employee-related costs, totaling approximately $100 million to $150 million, are estimated to be incurred prior to closing. During the three and nine months ended September 30, 2025, we recognized $17 million and $27 million, respectively, of these costs which are included in Selling, general and administrative expenses on the Consolidated Statements of (Loss) Income.
During the three and nine months ended September 30, 2025, we recognized non-cash impairment charges of $11 million and $43 million, respectively, related to property, plant and equipment. The fair value of the disposal group was determined based on the expected consideration and other fair value indicators obtained through our marketing efforts and classified as Level 2 within the fair value hierarchy. The impairment charges are presented within Other impairments in the Consolidated Statements of (Loss) Income.
The following table summarizes the assets and liabilities held for sale in the Consolidated Balance Sheets:

Millions of dollars	September 30, 2025
ASSETS
Accounts receivable - Trade, net	$324
Inventories	416
Prepaid expenses and other current assets	24
Operating lease assets	9
Equity investments	29
Total assets held for sale	$802

LIABILITIES
Accounts payable - Trade	$221
Accrued and other current liabilities	119
Operating lease liabilities	6
Other liabilities	263
Deferred income taxes	9
Total liabilities held for sale	$618
5.    Revenues
Contract Balances—Contract liabilities were $157 million and $117 million as of September 30, 2025 and December 31, 2024, respectively. Revenue recognized in each reporting period that was included in the contract liability balance at the beginning of the period was immaterial.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Disaggregation of Revenues—The following table presents our revenues disaggregated by key products:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2025	2024	2025	2024
Sales and other operating revenues:
Olefins and co-products	$1,130	$1,289	$3,129	$3,851
Polyethylene	1,867	1,948	5,527	5,788
Polypropylene	1,458	1,707	4,561	4,782
Propylene oxide and derivatives	509	571	1,653	1,803
Oxyfuels and related products	1,285	1,373	3,567	3,914
Intermediate chemicals	493	664	1,545	2,120
Compounding and solutions	866	892	2,683	2,795
Other	119	160	397	533
Total	$7,727	$8,604	$23,062	$25,586
The following table presents our revenues disaggregated by geography, based upon the location of the customer:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2025	2024	2025	2024
Sales and other operating revenues:
United States	$2,815	$3,208	$8,324	$9,552
Germany	589	609	1,762	1,932
China	452	567	1,412	1,708
Mexico	395	481	1,204	1,349
Italy	334	342	1,020	1,136
Japan	306	378	910	972
France	309	284	872	842
Poland	200	231	613	720
The Netherlands	199	188	593	587
Other	2,128	2,316	6,352	6,788
Total	$7,727	$8,604	$23,062	$25,586
6.    Accounts Receivable
Accounts receivable are reflected in the Consolidated Balance Sheets, net of allowance for credit losses of $3 million and $4 million as of September 30, 2025 and December 31, 2024, respectively.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

7.    Inventories
Inventories consisted of the following components:

Millions of dollars	September 30, 2025	December 31, 2024
Finished goods	$2,834	$3,014
Work-in-process	97	145
Raw materials and supplies	1,478	1,499
Total inventories	$4,409	$4,658
During the first nine months of 2025, inventory liquidations associated with our exit from the refinery business generated a last-in, first-out (“LIFO”) benefit of $196 million, net of tax, or $0.60 per diluted share. This benefit is reflected in (Loss) income from discontinued operations, net of tax in the Consolidated Statements of (Loss) Income. See Note 3 for additional detail on discontinued operations. No material inventory liquidations were recognized during the three months ended September 30, 2025, or the three and nine months ended September 30, 2024.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

8.    Debt
Long-term loans, notes and other debt, net of unamortized discount, debt issuance cost and cumulative fair value hedging adjustments, consisted of the following:

Millions of dollars	September 30, 2025	December 31, 2024
Senior Notes due 2055, $1,000 million, 4.625% ($15 million of discount; $10 million of debt issuance cost)	$975	$975
Guaranteed Notes due 2027, $300 million, 8.1%	300	300
Issued by LYB International Finance B.V.:
Guaranteed Notes due 2043, $750 million, 5.25% ($17 million of discount; $6 million of debt issuance cost)	727	726
Guaranteed Notes due 2044, $1,000 million, 4.875% ($9 million of discount; $8 million of debt issuance cost)	983	983
Issued by LYB International Finance II B.V.:
Guaranteed Notes due 2026, €500 million, 0.875% ($1 million of debt issuance cost)	583	515
Guaranteed Notes due 2027, $1,000 million, 3.5% ($1 million of discount; $1 million of debt issuance cost)	590	584
Guaranteed Notes due 2031, €500 million, 1.625% ($3 million of discount; $2 million of debt issuance cost)	577	514
Issued by LYB International Finance III LLC:
Guaranteed Notes due 2025, $500 million, 1.25%	492	487
Guaranteed Notes due 2030, $500 million, 3.375% ($1 million of debt issuance cost)	142	123
Guaranteed Notes due 2030, $500 million, 2.25% ($2 million of discount; $2 million of debt issuance cost)	481	473
Guaranteed Notes due 2033, $500 million, 5.625% ($4 million of debt issuance cost)	496	495
Guaranteed Notes due 2034, $750 million, 5.5% ($5 million of discount, $6 million of debt issuance cost)	739	738
Guaranteed Notes due 2035, $500 million, 6.150% ($1 million of discount, $5 million of debt issuance cost	494	—
Guaranteed Notes due 2040, $750 million, 3.375% ($1 million of discount; $7 million of debt issuance cost)	742	742
Guaranteed Notes due 2049, $1,000 million, 4.2% ($13 million of discount; $10 million of debt issuance cost)	977	976
Guaranteed Notes due 2050, $1,000 million, 4.2% ($6 million of discount; $10 million of debt issuance cost)	971	982
Guaranteed Notes due 2051, $1,000 million, 3.625% ($2 million of discount; $10 million of debt issuance cost)	947	918
Guaranteed Notes due 2060, $500 million, 3.8% ($4 million of discount; $5 million of debt issuance cost)	487	482
Other	16	17
Total	11,719	11,030
Less current maturities	(1,079)	(498)
Long-term debt	$10,640	$10,532

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Fair value hedging adjustments associated with the fair value hedge accounting of our fixed-for-floating interest rate swaps for the applicable periods are as follows:

	Gains (Losses)				Cumulative Fair Value Hedging Adjustments Included in Carrying Amount of Debt
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
Millions of dollars	2025	2024	2025	2024	2025	2024
Guaranteed Notes due 2025, 1.25%	$(1)	$(3)	$(4)	$(4)	$—	$4
Guaranteed Notes due 2026, 0.875%	—	(3)	(1)	(3)	3	4
Guaranteed Notes due 2027, 3.5%	(2)	(6)	(5)	(2)	—	5
Guaranteed Notes due 2030, 3.375%	(15)	(6)	(20)	(3)	(2)	18
Guaranteed Notes due 2030, 2.25%	(2)	(6)	(7)	(3)	14	21
Guaranteed Notes due 2031, 1.625%	2	(3)	3	(1)	4	1
Guaranteed Notes due 2050, 4.2%	13	(3)	11	(6)	13	2
Guaranteed Notes due 2051, 3.625%	(6)	(29)	(29)	(19)	41	70
Guaranteed Notes due 2060, 3.8%	(1)	(5)	(5)	(2)	4	9
Total	$(12)	$(64)	$(57)	$(43)	$77	$134
Fair value adjustments are recognized in Interest expense in the Consolidated Statements of (Loss) Income.

Long-Term Debt
Senior Revolving Credit Facility—Our $3,750 million senior unsecured revolving credit facility (the “Senior Revolving Credit Facility”), which expires in July 2029, may be used for dollar and euro denominated borrowings. The facility also supports our commercial paper program, has a $200 million sub-limit for dollar and euro denominated letters of credit and a $1,000 million uncommitted accordion feature. Borrowings under the facility bear interest at either a base rate, secured overnight financing rate or EURIBOR rate, plus an applicable margin. Additional fees are incurred for the average daily unused commitments. As of September 30, 2025, we had no borrowings or letters of credit outstanding and $3,750 million of unused availability under this facility.
In September 2025, we amended the Senior Revolving Credit Facility primarily to increase the Maximum Leverage Ratio (as defined in the Credit Agreement) through 2027 unless we elect to terminate such provisions sooner. The Maximum Leverage Ratio is as follows:
•4.25 to 1.00 for the fiscal quarters ending September 30, 2025 and December 31, 2025;
•4.50 to 1.00 for the fiscal quarters ending March 31, 2026 through June 30, 2027;
•4.25 to 1.00 for the fiscal quarter ending September 30, 2027;
•4.00 to 1.00 for the fiscal quarter ending December 31, 2027; and
•3.50 to 1.00 thereafter.
Included in the amendment are certain limitations, including restrictions on dividend increases, if our leverage ratio is greater than or equal to 4.00 to 1.00, and share repurchases except to offset dilution.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Guaranteed Notes due 2035—In May 2025, LYB International Finance III, LLC (“LYB Finance III”), a wholly owned finance subsidiary of LyondellBasell Industries N.V., issued $500 million of 6.150% guaranteed notes due 2035 (the “2035 Notes”) at a discounted price of 99.7%. Net proceeds after deducting original issuance discounts, underwriting fees and offering expenses totaled $494 million. Net proceeds from the sale of the notes were used for general corporate purposes, including the repayment of our 2025 Notes.
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

Guaranteed Notes due 2025—In October 2025, we repaid the outstanding principal on our 1.25% guaranteed notes due 2025 of $492 million.

Short-Term Debt
U.S. Receivables Facility—Our U.S. Receivables Facility has a purchase limit of $900 million in addition to a $300 million uncommitted accordion feature. In May 2025, we extended the term of the facility to June 2026. This facility provides liquidity through the sale or contribution of trade receivables by certain of our U.S. subsidiaries to a wholly owned, bankruptcy-remote subsidiary on an ongoing basis and without recourse. We pay variable interest rates on our secured borrowings. Additional fees are incurred for the average daily unused commitments. This facility also provides for the issuance of letters of credit up to $200 million. As of September 30, 2025, we had no borrowings or letters of credit outstanding and $900 million unused availability under this facility.
In September 2025, the modification to the Maximum Leverage Ratio for the Senior Revolving Credit Facility, discussed above, was incorporated into the U.S. Receivables Facility.
Commercial Paper Program—We have a commercial paper program under which we may issue up to $2,500 million of privately placed, unsecured, short-term promissory notes (“commercial paper”). As of September 30, 2025, we had no borrowings of outstanding commercial paper.
Precious Metal Financings—At both September 30, 2025 and December 31, 2024, we had $137 million and $119 million, respectively, of Short-term debt related to our precious metal financings.
Weighted Average Interest Rate—As of September 30, 2025 and December 31, 2024, our weighted average interest rates on outstanding Short-term debt were 1.3% and 1.1%, respectively.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Additional Information
Debt Compliance—As of September 30, 2025, we are in compliance with our debt covenants.
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
Financial Instruments Measured at Fair Value on a Recurring Basis—The following table summarizes financial instruments outstanding for the periods presented that are measured at fair value on a recurring basis:

	Fair Value
Millions of dollars	September 30, 2025	December 31, 2024	Balance Sheet Classification
Assets–
Derivatives designated as hedges:
Commodities	$2	$14	Prepaid expenses and other current assets
Commodities	8	7	Other assets
Foreign currency	13	146	Prepaid expenses and other current assets
Foreign currency	—	66	Other assets
Interest rates	25	16	Prepaid expenses and other current assets
Derivatives not designated as hedges:
Commodities	11	18	Prepaid expenses and other current assets
Commodities	—	2	Other assets
Foreign currency	2	16	Prepaid expenses and other current assets
Total	$61	$285

Liabilities–
Derivatives designated as hedges:
Commodities	$24	$14	Accrued and other current liabilities
Commodities	4	5	Other liabilities
Foreign currency	53	9	Accrued and other current liabilities
Foreign currency	160	—	Other liabilities
Interest rates	27	36	Accrued and other current liabilities
Interest rates	89	146	Other liabilities
Derivatives not designated as hedges:
Commodities	48	11	Accrued and other current liabilities
Foreign currency	4	1	Accrued and other current liabilities
Total	$409	$222
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

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Financial Instruments Not Measured at Fair Value on a Recurring Basis—The following table presents the carrying value and estimated fair value of our short-term precious metal financings and Long-term debt:

	September 30, 2025		December 31, 2024
Millions of dollars	Carrying Value	Fair Value	Carrying Value	Fair Value
Precious metal financings	$137	$174	$119	$122
Long-term debt	10,628	9,168	10,521	9,048
Total	$10,765	$9,342	$10,640	$9,170
The financial instruments in the table above are classified as Level 2. Our other financial instruments classified within Current assets and Current liabilities have a short maturity and their carrying value approximates fair value.
Derivative Instruments:
Commodity Prices—The following table presents the notional amounts of our outstanding commodity derivative instruments:

	Notional Amount		Unit of Measure	Maturity Date
Millions of units	September 30, 2025	December 31, 2024
Derivatives designated as hedges:
Natural gas	57	62	MMBtu	2025 to 2028
Ethane	16	14	Bbls	2025 to 2028
Power	1	—	MWhs	2025 to 2028
Derivatives not designated as hedges:
Ethane	16	—	Bbls	2025 to 2026
Other commodities	7	6	Bbls	2025 to 2027
Interest Rates—The following table presents the notional amounts of our outstanding interest rate derivative instruments:

	Notional Amount
Millions of dollars	September 30, 2025	December 31, 2024	Maturity Date
Fair value hedges	$2,035	$2,158	2025 to 2031
Foreign Currency Rates—The following table presents the notional amounts of our outstanding foreign currency derivative instruments:

	Notional Amount
Millions of dollars	September 30, 2025	December 31, 2024	Maturity Date
Net investment hedges	$2,464	$3,256	2025 to 2031
Cash flow hedges	294	300	2027
Not designated	1,386	772	2025 to 2026

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Impact on Earnings and Other Comprehensive Income (Loss)—The following tables summarize the pre-tax effect of derivative instruments recorded in Accumulated other comprehensive income (“AOCI”), the gains (losses) reclassified from AOCI to earnings and additional gains (losses) recognized directly in earnings:

	Effects of Financial Instruments
	Three Months Ended September 30,
	Balance Sheet				Income Statement
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified to Income from AOCI		Additional Gain (Loss) Recognized in Income		Income Statement
Millions of dollars	2025	2024	2025	2024	2025	2024	Classification
Derivatives designated as hedges:
Commodities	$—	$—	$—	$2	$—	$—	Sales and other operating revenues
Commodities	(20)	(22)	11	34	—	—	Cost of sales
Foreign currency	6	(143)	1	13	13	15	Interest expense
Interest rates	—	—	1	1	(3)	45	Interest expense
Derivatives not designated as hedges:
Commodities	—	—	—	—	(11)	9	Cost of sales
Commodities	—	—	—	—	—	3	(Loss) income from discontinued operations, net of tax
Foreign currency	—	—	—	—	(2)	(39)	Other (expense) income, net
Total	$(14)	$(165)	$13	$50	$(3)	$33

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Effects of Financial Instruments
	Nine Months Ended September 30,
	Balance Sheet				Income Statement
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified to Income from AOCI		Additional Gain (Loss) Recognized in Income		Income Statement
Millions of dollars	2025	2024	2025	2024	2025	2024	Classification
Derivatives designated as hedges:
Commodities	$—	$(3)	$—	$4	$—	$—	Sales and other operating revenues
Commodities	(32)	(39)	13	107	—	—	Cost of sales
Foreign currency	(386)	(23)	36	(14)	38	50	Interest expense
Interest rates	—	11	3	3	17	(16)	Interest expense
Derivatives not designated as hedges:
Commodities	—	—	—	—	—	(2)	Sales and other operating revenues
Commodities	—	—	—	—	(47)	13	Cost of sales
Commodities	—	—	—	—	8	9	(Loss) income from discontinued operations, net of tax
Foreign currency	—	—	—	—	(83)	(15)	Other (expense) income, net
Total	$(418)	$(54)	$52	$100	$(67)	$39
As of September 30, 2025, on a pre-tax basis, $5 million is scheduled to be reclassified from AOCI as an increase to Interest expense over the next twelve months.
Other Financial Instruments:
Cash and Cash Equivalents—As of September 30, 2025 and December 31, 2024, we had marketable securities classified as Cash and cash equivalents of $703 million and $2,610 million, respectively.
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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law. OBBBA includes tax reform extending and modifying certain key Tax Cuts & Jobs Act provisions such as accelerated tax deductions for qualified property and domestic research expenditures, and modifications to the limitations on deductions for interest expense. The provisions of the OBBBA have different effective dates where some are effective in 2025 and others not until 2026. This legislation does not have a material impact on the Consolidated Financial Statements.

Our effective income tax rate for the third quarter of 2025 was 3.2% compared to 19.4% for the third quarter of 2024. The lower effective tax rate for the third quarter of 2025 was primarily due to the increased relative impact of our tax rate drivers, primarily exempt income, due to lower earnings that decreased our effective income tax rate by 33.9 percentage points. The lower effective income tax rate for the third quarter of 2025 was also driven by non-cash impairments recognized discretely in the third quarter, for which there is largely no tax benefit, which decreased our effective tax rate by 7.8 percentage points. These decreases to the effective income tax rate were partially offset by the establishment of a valuation allowance against deferred tax assets, for which no tax benefit can be recognized, in the United Kingdom that increased the effective tax rate by 28.0 percentage points.
Our effective income tax rate for the first nine months of 2025 was (13.6)% compared to 20.4% for the first nine months of 2024. The lower effective tax rate for the first nine months of 2025 was primarily due to non-cash impairments recognized discretely in the third quarter, for which there is largely no tax benefit, which decreased our effective tax rate by 36.7 percentage points. This decrease was coupled with the increased relative impact of our tax rate drivers, primarily exempt income, due to lower earnings that decreased our effective income tax rate by 21.9 percentage points. These decreases were partially offset by the establishment of a valuation allowance against deferred tax assets, for which no tax benefit can be recognized, in the United Kingdom and fluctuations in foreign exchange gains and losses recognized discretely in 2025, which increased the effective tax rate by 15.0 and 10.7 percentage points, respectively.

Our activities in the United Kingdom are limited to a small number of manufacturing sites that are included in our United Kingdom tax group headed by LyondellBasell N.V., a holding company tax resident in the United Kingdom. LyondellBasell N.V., as a holding company, does not generate taxable income independently and therefore is dependent on the receipt of intercompany dividends to generate taxable income to offset its costs incurred. Given recent macroeconomic trends we believe intercompany dividends to LyondellBasell N.V. may be constrained. As a result, we no longer believe it is more likely than not the existing United Kingdom deferred tax assets will be realized. We will continue to monitor the situation as business and economic conditions change. If market conditions improve in future periods, it is possible that part of the deferred tax assets may be realized.
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
Environmental Remediation—Accrued liabilities for future environmental remediation costs at current and former plant sites and other remediation sites totaled $166 million and $140 million as of September 30, 2025 and December 31, 2024, respectively. This includes $67 million which is included in liabilities held for sale as of September 30, 2025.
As of September 30, 2025, the accrued liabilities for individual sites range from less than $1 million to $55 million. The remediation expenditures are expected to occur over a number of years and are not concentrated in any single year. In our opinion, it is reasonably possible that losses in excess of the liabilities recorded may have been incurred. However, we cannot estimate any amount or range of such possible additional losses. New information about sites, new technology or future developments, such as involvement in investigations by regulatory agencies, could require us to reassess our potential exposure related to environmental matters.

Indemnification—We are parties to various indemnification arrangements, including arrangements entered into in connection with acquisitions, divestitures and the formation and dissolution of joint ventures. Pursuant to these arrangements, we provide indemnification to and/or receive indemnification from other parties in connection with liabilities that may arise in connection with the transactions and in connection with activities prior to completion of the transactions. These indemnification arrangements typically include provisions pertaining to third-party claims relating to environmental and tax matters and various types of litigation. As of September 30, 2025, we had not accrued any significant amounts for our indemnification obligations, and we are not aware of other circumstances that would likely lead to significant future indemnification obligations. We cannot determine with certainty the potential amount of future payments under the indemnification arrangements until events arise that would trigger a liability under the arrangements.
As part of our technology licensing contracts, we give indemnifications to our licensees for liabilities arising from possible patent infringement claims with respect to certain proprietary licensed technologies. Such indemnifications have a stated maximum amount and generally cover a period of 5 to 10 years.
Legal Proceedings—We are subject to various lawsuits and claims, including but not limited, to matters involving contract disputes, tort claims, and regulatory disputes alleging environmental damages, personal injury and/or property damage, some of which are covered by insurance. We vigorously defend ourselves and prosecute these matters as appropriate.
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

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

12.    Shareholders’ Equity and Redeemable Non-controlling Interests
Shareholders’ Equity
Dividend Distributions—The following table summarizes the quarterly dividends paid in the period presented:

Millions of dollars, except per share amounts	Dividend Per Ordinary Share	Aggregate Dividends Paid	Date of Record
March 2025	$1.34	$433	March 10, 2025
June 2025	1.37	445	June 2, 2025
September 2025	1.37	443	August 25, 2025
	$4.08	$1,321
Share Repurchase Authorization—In May 2025, our shareholders approved a proposal to authorize us to repurchase up to 34.0 million ordinary shares, through November 23, 2026 (“2025 Share Repurchase Authorization”), which superseded any prior repurchase authorizations. The timing and amount of these repurchases, which are determined based on our evaluation of market conditions and other factors, may be executed from time to time through open market or privately negotiated transactions. In September 2025, we amended our Senior Revolving Credit Facility which now restricts share repurchases except to offset dilution. The repurchased shares, which are recorded at cost, are classified as Treasury stock and may be retired or used for general corporate purposes, including for various employee benefit and compensation plans.
The following table summarizes our share repurchase activity for the periods presented:

Millions of dollars, except shares and per share amounts	Shares Repurchased	Average Purchase Price Per Share	Total Purchase Price, Including Commissions and Fees
For the nine months ended September 30, 2025:
2024 Share Repurchase Authorization	3,037,987	$66.01	$201

For the nine months ended September 30, 2024:
2024 Share Repurchase Authorization	1,222,170	$95.91	$117
Total cash paid for share repurchases for the nine months ended September 30, 2025 and 2024 was $201 million and $117 million, respectively.
Ordinary Shares—The changes in the outstanding amounts of ordinary shares are as follows:

	Nine Months Ended September 30,
	2025	2024
Ordinary shares outstanding:
Beginning balance	323,889,832	324,483,402
Share-based compensation	537,907	1,230,284
Employee stock purchase plan	442,927	258,912
Purchase of ordinary shares	(3,037,987)	(1,222,170)
Ending balance	321,832,679	324,750,428

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Treasury Shares—The changes in the amounts of treasury shares held by the Company are as follows:

	Nine Months Ended September 30,
	2025	2024
Ordinary shares held as treasury shares:
Beginning balance	16,532,666	15,939,096
Share-based compensation	(537,907)	(1,230,284)
Employee stock purchase plan	(442,927)	(258,912)
Purchase of ordinary shares	3,037,987	1,222,170
Ending balance	18,589,819	15,672,070
Accumulated Other Comprehensive Loss—The components of, and after-tax changes in, Accumulated other comprehensive loss as of and for the nine months ended September 30, 2025 and 2024 are presented in the following tables.
Foreign Currency Translation Adjustments below include currency translation adjustments as well as gains (losses) on net investment hedges; the associated tax benefits or expenses are calculated separately for each component.

Millions of dollars	Financial Derivatives	Defined Benefit Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustments	Total
Balance – December 31, 2024	$(111)	$(281)	$(1,140)	$(1,532)
Other comprehensive (loss) income before reclassifications	(65)	(3)	98	30
Tax benefit before reclassifications	16	1	92	109
Amounts reclassified from accumulated other comprehensive loss	52	3	—	55
Tax expense	(13)	(2)	—	(15)
Net other comprehensive (loss) income	(10)	(1)	190	179
Balance – September 30, 2025	$(121)	$(282)	$(950)	$(1,353)

Millions of dollars	Financial Derivatives	Defined Benefit Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustments	Total
Balance – December 31, 2023	$(226)	$(279)	$(971)	$(1,476)
Other comprehensive (loss) income before reclassifications	(17)	—	20	3
Tax benefit before reclassifications	4	—	10	14
Amounts reclassified from accumulated other comprehensive loss	100	13	—	113
Tax expense	(25)	(3)	—	(28)
Net other comprehensive income	62	10	30	102
Balance – September 30, 2024	$(164)	$(269)	$(941)	$(1,374)

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The amounts reclassified out of each component of Accumulated other comprehensive loss are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item on the Consolidated Statements of Income
Millions of dollars	2025	2024	2025	2024
Reclassification adjustments for:
Financial derivatives:
Commodities	$—	$2	$—	$4	Sales and other operating revenues
Commodities	11	34	13	107	Cost of sales
Foreign currency	1	13	36	(14)	Interest expense
Interest rates	1	1	3	3	Interest expense
Income tax expense	(3)	(13)	(13)	(25)	(Benefit from) provision for income taxes
Financial derivatives, net of tax	10	37	39	75

Amortization of defined pension items:
Actuarial loss	4	4	10	2	Other income, net
Prior service cost	—	1	2	11	Other income, net
Curtailment gain	—	—	(9)	—	(Loss) income from discontinued operations, net of tax
Income tax expense	(1)	(2)	(2)	(3)	(Benefit from) provision for income taxes
Defined pension items, net of tax	3	3	1	10

Total reclassifications, before tax	17	55	55	113
Income tax expense	(4)	(15)	(15)	(28)	Provision for income taxes
Total reclassifications, after tax	$13	$40	$40	$85	Amount included in net income
Redeemable Non-controlling Interests
Our redeemable non-controlling interests relate to shares of cumulative perpetual special stock (“redeemable non-controlling interest stock”) issued by a consolidated subsidiary. As of September 30, 2025 and December 31, 2024, we had 112,965, and 113,053 shares of redeemable non-controlling interest stock outstanding, respectively. These shares may be redeemed at any time at the discretion of the holders.
In January, May, and August 2025, we paid cash dividends of $15.00 per share to our redeemable non-controlling interest shareholders of record as of January 15, 2025, April 15, 2025, and July 15, 2025. These dividends totaled $5 million for each of the nine month periods ended September 30, 2025 and 2024.
13.    Per Share Data
Basic (loss) earnings per share is based upon the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share includes the effect of certain stock options and other equity-based compensation awards. Our unvested restricted stock units contain non-forfeitable rights to dividend equivalents and are considered participating securities. We compute basic and diluted (loss) earnings per share under the two-class method.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(Loss) earnings per share data is as follows:

	Three Months Ended September 30,
	2025		2024
Millions of dollars	Continuing Operations	Discontinued Operations	Continuing Operations	Discontinued Operations
Net (loss) income	$(829)	$(61)	$626	$(53)
Dividends on redeemable non-controlling interests	(2)	—	(2)	—
Net income attributable to participating securities	(1)	—	(1)	—
Net (loss) income attributable to ordinary shareholders – basic and diluted	$(832)	$(61)	$623	$(53)

Millions of shares, except per share amounts
Basic weighted average common stock outstanding	322	322	325	325
Effect of dilutive securities	—	—	1	1
Diluted weighted average common stock outstanding	322	322	326	326

(Loss) earnings per share:
Basic	$(2.58)	$(0.19)	$1.92	$(0.16)
Diluted	$(2.58)	$(0.19)	$1.91	$(0.16)

	Nine Months Ended September 30,
	2025		2024
Millions of dollars	Continuing Operations	Discontinued Operations	Continuing Operations	Discontinued Operations
Net (loss) income	$(651)	$53	$2,005	$(35)
Dividends on redeemable non-controlling interests	(5)	—	(5)	—
Net income attributable to participating securities	(6)	—	(7)	—
Net (loss) income attributable to ordinary shareholders – basic and diluted	$(662)	$53	$1,993	$(35)

Millions of shares, except per share amounts
Basic weighted average common stock outstanding	322	322	325	325
Effect of dilutive securities	—	—	1	1
Diluted weighted average common stock outstanding	322	322	326	326

(Loss) earnings per share:
Basic	$(2.05)	$0.16	$6.13	$(0.11)
Diluted	$(2.05)	$0.16	$6.11	$(0.11)

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

14. Segment and Related Information
Our operations are managed by senior executives who report to our Chief Executive Officer, the chief operating decision maker. Discrete financial information is available for each of the segments. The Chief Executive Officer uses EBITDA as the primary measure for reviewing the profitability of our segments and allocating resources to the segments. We define EBITDA as net (loss) income before interest, income taxes, and depreciation and amortization. Our chief operating decision maker does not receive information about total assets by reportable segment.
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

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Summarized financial information concerning reportable segments is shown in the following tables for the periods presented:

	Three Months Ended September 30, 2025
Millions of dollars	O&P– Americas	O&P– EAI	I&D	APS	Technology	Other	Total
Sales and other operating revenues:
Customers	$2,034	$2,434	$2,304	$866	$89	$—	$7,727
Intersegment	572	153	39	4	26	(794)	—
	2,606	2,587	2,343	870	115	(794)	7,727
Less:
Cost of sales	2,234	2,462	2,074	766	79	(794)	6,821
Impairments	9	411	—	782	—	—	1,202
(Income) loss from equity investments	(6)	14	—	—	—	—	8
Loss on sale of business	—	—	—	6	—	—	6
Other items	116	123	75	85	32	6	437
Add:
Depreciation and amortization expense	165	42	109	23	11	—	350
EBITDA	$418	$(381)	$303	$(746)	$15	$(6)	$(397)

Capital expenditures	$133	$115	$102	$31	$25	$—	$406

	Three Months Ended September 30, 2024
Millions of dollars	O&P– Americas	O&P– EAI	I&D	APS	Technology	Other	Total
Sales and other operating revenues:
Customers	$2,312	$2,643	$2,633	$892	$124	$—	$8,604
Intersegment	670	166	53	4	22	(915)	—
	2,982	2,809	2,686	896	146	(915)	8,604
Less:
Cost of sales	2,269	2,662	2,409	816	59	(912)	7,303
Impairments	—	3	2	—	—	—	5
(Income) loss from equity investments	(4)	17	7	—	—	—	20
Other items	116	102	52	83	28	7	388
Add:
Depreciation and amortization expense	157	56	101	22	10	—	346
EBITDA	$758	$81	$317	$19	$69	$(10)	$1,234

Capital expenditures	$119	$139	$62	$22	$26	$—	$368

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Nine Months Ended September 30, 2025
Millions of dollars	O&P- Americas	O&P- EAI	I&D	APS	Technology	Other	Total
Sales and other operating revenues:
Customers	$5,842	$7,406	$6,830	$2,683	$301	$—	$23,062
Intersegment	1,622	485	86	12	71	(2,276)	—
	7,464	7,891	6,916	2,695	372	(2,276)	23,062
Less:
Cost of sales	6,615	7,547	6,355	2,373	205	(2,275)	20,820
Impairments	9	443	—	782	—	—	1,234
(Income) loss from equity investments	(17)	17	—	—	—	—	—
Loss on sale of business	—	—	—	6	—	—	6
Other items	359	365	185	265	99	19	1,292
Add:
Depreciation and amortization expense	484	119	307	63	32	—	1,005
EBITDA	$982	$(362)	$683	$(668)	$100	$(20)	$715

Capital expenditures	$654	$354	$266	$80	$74	$—	$1,428

	Nine Months Ended September 30, 2024
Millions of dollars	O&P– Americas	O&P– EAI	I&D	APS	Technology	Other	Total
Sales and other operating revenues:
Customers	$6,587	$7,864	$7,911	$2,795	$429	$—	$25,586
Intersegment	2,192	532	156	14	68	(2,962)	—
	8,779	8,396	8,067	2,809	497	(2,962)	25,586
Less:
Cost of sales	6,966	7,998	7,053	2,521	168	(2,959)	21,747
Impairments	—	3	2	—	—	—	5
(Income) loss from equity investments	(12)	65	13	—	—	—	66
Gain on sale of business	—	—	(293)	—	—	—	(293)
Other items	336	327	173	258	89	22	1,205
Add:
Depreciation and amortization expense	460	162	304	64	31	—	1,021
EBITDA	$1,949	$165	$1,423	$94	$271	$(25)	$3,877

Capital expenditures	$474	$333	$354	$70	$70	$3	$1,304
Other items include Selling, general and administrative (“SG&A”) expenses, Research and development expenses, and Other (expense) income, net.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

A reconciliation of EBITDA to (Loss) income from continuing operations before income taxes is shown in the following table for each of the periods presented. Indirect SG&A expense reallocation to continuing operations represents corporate SG&A expenses that were previously allocated to the refining segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2025	2024	2025	2024
EBITDA:
Total segment EBITDA	$(391)	$1,244	$735	$3,902
Other EBITDA	(6)	(10)	(20)	(25)
Less:
Depreciation and amortization expense	(350)	(346)	(1,005)	(1,021)
Interest expense	(130)	(118)	(355)	(365)
Indirect SG&A expense reallocation to continuing operations	—	(29)	—	(86)
Add:
Interest income	21	36	72	114
(Loss) income from continuing operations before income taxes	$(856)	$777	$(573)	$2,519
Impairments—In the third quarter of 2025, a prolonged downturn in, and outlook for, the European petrochemical and global automotive industries, particularly affecting our O&P-EAI and APS segments, combined with the sustained decline in our market capitalization, constituted a triggering event requiring a quantitative interim impairment test of goodwill and long-lived assets within these segments.
We used the income approach to determine the fair value of each asset group and reporting unit. This approach involves judgment, utilizing assumptions that are not readily observable, including projected operating results, economic conditions, expected cash flows, EBITDA growth rates, terminal values, and discount rates. These estimates are inherently subjective and classified as Level 3 within the fair value hierarchy. Based on this analysis, we recognized non-cash impairment charges totaling $1,182 million in the third quarter of 2025, which are presented in both Goodwill impairments and Other impairments on the Consolidated Statements of (Loss) Income.
In addition, during the third quarter of 2025, we recognized other impairment charges in our O&P-Americas and O&P-EAI segments of $9 million and $11 million, respectively, related to property, plant and equipment, which are presented in Other impairments on the Consolidated Statements of (Loss) Income.
Total impairment charges for the three and nine months ended September 30, 2025 consist of the following:

	Three Months Ended September 30, 2025				Nine Months Ended September 30, 2025
Millions of dollars	O&P– America	O&P– EAI	APS	Total	O&P– America	O&P– EAI	APS	Total
Impairments:
Property, plant and equipment	$9	$11	$99	$119	$9	$43	$99	$151
Intangible assets	—	—	111	111	—	—	111	111
Goodwill	—	400	572	972	—	400	572	972
Total	$9	$411	$782	$1,202	$9	$443	$782	$1,234

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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
As of December 31, 2024, the book value of the European PO Joint Venture was immaterial largely due to asset impairments recognized during 2023. We will carry out a process to safely shut down and prepare for the demolition of the asset. We estimate our portion of the total shutdown costs will be approximately $215 million and will be incurred through 2027. We incurred shutdown costs of $117 million during the nine months ended September 30, 2025.
Disposition of Ethylene Oxide & Derivatives (“EO&D”) Business—In May 2024, we sold our U.S. Gulf Coast-based EO&D business along with the production facilities located in Bayport, TX. The EO&D business was included in our I&D segment. In connection with the sale, we received cash proceeds of $700 million and recognized a pre-tax gain of $293 million in the first nine months of 2024.
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
OVERVIEW

Results from continuing operations for the third quarter of 2025 decreased compared to the second quarter of 2025 primarily as a result of non-cash impairment charges recognized in the third quarter of 2025 for our Olefins and Polyolefins-Europe, Asia, International (“O&P-EAI”) and Advanced Polymer Solutions (“APS”) segments. In our Olefins and Polyolefins-Americas (“O&P-Americas”) segment improved profitability was supported by increased olefins margins and higher sales volumes following the successful completion of turnarounds at our facility in Channelview, Texas. Polyethylene spreads decreased as monomer costs rose. Our sales volumes improved on higher domestic demand for polyethylene given our North American market position, along with higher export flows to key global markets. Polypropylene demand remained weak. In our O&P-EAI segment, improved operations yielded higher monomer volumes while polymer prices were pressured by increased competition from imports. In our Intermediates and Derivatives (“I&D”) segment, oxyfuels results improved sequentially on increased octane blend premiums, lower butane raw material prices and modestly higher sales volumes partially offset by declining styrene margins as global supply normalized. In September, we started a two-month turnaround at our La Porte, Texas acetyls unit that will position the asset for improved productivity and reliability.

Results from continuing operations for the first nine months of 2025 decreased compared to the first nine months of 2024 primarily as a result of non-cash impairment charges recognized for our O&P-EAI and APS segments. In our O&P-Americas segment, olefins and polyethylene margins decreased on higher feedstock and energy costs and a weakened economic environment. In our I&D segment, oxyfuels and related products results declined due to lower crude oil prices and global oversupply. Results for our I&D segment were further impacted by the recognition of shutdown costs related to our European PO Joint Venture during the first quarter of 2025, and by a gain on sale of our U.S. Gulf Coast-based Ethylene Oxide & Derivatives (“EO&D”) business recognized during the second quarter of 2024. In our Technology segment, licensing results decreased as the planned pace of global polyolefin capacity additions moderate.

In October 2025, we entered into a sales and purchase agreement for the sale of select olefins & polyolefins assets and the associated business in Europe. Closing of the proposed transaction is currently expected in the first half of 2026. See Note 4 to our Consolidated Financial Statements for additional information.

During the first nine months of 2025 we generated $755 million of cash from operating activities primarily reflecting a net loss adjusted for non-cash items, timing of payment of Accounts payable and tax payments, including U.S. Federal corporate income tax payments deferred from 2024 into 2025 under Hurricane Beryl disaster relief. In connection with our overall capital allocation strategy, we invested $1,428 million in capital expenditures and returned $1,522 million to shareholders through dividend payments and share repurchases.

Results of operations for the periods discussed are presented in the table below:

	Three Months Ended		Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
Millions of dollars	2025	2025	2025	2024
Sales and other operating revenues	$7,727	$7,658	$23,062	$25,586
Cost of sales	6,821	6,871	20,820	21,747
Goodwill impairments	972	—	972	—
Other impairments	230	32	262	5
Selling, general and administrative expenses	401	435	1,237	1,223
Research and development expenses	34	35	103	96
Operating (loss) income	(731)	285	(332)	2,515
Interest expense	(130)	(118)	(355)	(365)
Interest income	21	21	72	114
(Loss) gain on sale of business	(6)	—	(6)	293
Other (expense) income, net	(2)	29	48	28
(Loss) income from equity investments	(8)	7	—	(66)
(Loss) income from continuing operations before income taxes	(856)	224	(573)	2,519
(Benefit from) provision for income taxes	(27)	69	78	514
(Loss) income from continuing operations	(829)	155	(651)	2,005
(Loss) income from discontinued operations, net of tax	(61)	(40)	53	(35)
Net (loss) income	(890)	115	(598)	1,970
Other comprehensive income, net of tax –
Financial derivatives	(4)	(35)	(10)	62
Defined benefit pension and other postretirement benefit plans	3	2	(1)	10
Foreign currency translations	1	127	190	30
Total other comprehensive income, net of tax	—	94	179	102
Comprehensive (loss) income	$(890)	$209	$(419)	$2,072

RESULTS OF OPERATIONS
Revenues—Revenues increased by $69 million, or 1%, in the third quarter of 2025 compared to the second quarter of 2025. Higher sales volumes resulted in a 3% increase in revenue. Favorable foreign exchange impact resulted in a 2% increase in revenues. Lower average sales prices for many of our products resulted in a 4% decrease in revenues.
Revenues decreased by $2,524 million, or 10%, in the first nine months of 2025 compared to the first nine months of 2024. Lower average sales prices for many of our products resulted in a 7% decrease in revenues. Lower sales volumes driven by lower demand led to a 4% decrease in revenues. Favorable foreign exchange impact led to a 1% increase in revenues.
Cost of Sales—Cost of sales decreased by $50 million, or 1%, in the third quarter of 2025 compared to the second quarter of 2025 and by $927 million or 4% in the first nine months of 2025 compared to the first nine months of 2024 primarily due to lower feedstock and energy costs. Additionally, during the first quarter of 2025 we recognized $117 million in shutdown costs related to our plans to permanently close the European PO Joint Venture.
Impairments—During the second quarter of 2025, we recognized a non-cash impairment charge of $32 million related to property, plant and equipment associated with the European assets classified as held for sale within our O&P EAI segment.
During the third quarter of 2025, a prolonged downturn in, and outlook for, the European petrochemical and global automotive industries, particularly affecting our O&P-EAI and APS segments, combined with the sustained decline in our market capitalization, drove non-cash impairment charges totaling $1,202 million. Refer to Note 14 to our Consolidated Financial Statements for additional information.
Operating Income—Operating income decreased by $1,016 million, or 356%, in the third quarter of 2025 compared to the second quarter of 2025. Operating income in our APS, O&P-EAI and Technology segments decreased $775 million, $370 million and $18 million, respectively. These decreases were partially offset by increases in our O&P-Americas and I&D segments of $104 million and $43 million, respectively.
Operating income decreased by $2,847 million, or 113%, in the first nine months of 2025 compared to the first nine months of 2024. Operating income in our O&P-Americas, APS, O&P-EAI, I&D and Technology segments decreased by $998 million, $761 million, $531 million, $478 million, and $172 million, respectively.
Results for each of our business segments are discussed further in the “Segment Analysis” section below.
(Loss) Gain on Sale of Business—In the second quarter of 2024, we completed the sale of our EO&D business and associated production facilities located in Bayport, Texas and recognized a pre-tax gain of $293 million.
(Loss) income from Equity Investments—Results from equity investments decreased by $15 million, in the third quarter of 2025 compared to the second quarter of 2025 primarily driven by increased costs and lower volumes for Saudi Arabian joint ventures in our O&P EAI segment. Equity income improved by $66 million in the first nine months of 2025 compared to the first nine months of 2024 as the first nine months of 2024 included equity losses recognized by a Chinese joint venture in our O&P-EAI segment. Our Chinese joint venture was subsequently fully impaired during the fourth quarter of 2024.

Income Taxes—Our effective income tax rate for the third quarter of 2025 was 3.2% compared to 30.8% for the second quarter of 2025. The lower effective tax rate for the third quarter of 2025 was due to the relative impact of our tax rate drivers, primarily exempt income, due to lower earnings that decreased our effective income tax rate by 31.4 percentage points, coupled with the discrete tax recognition in the second quarter of 2025 of foreign exchange gains and losses of 16.8 percentage points. To a lesser extent, the lower effective tax rate for the third quarter of 2025 was driven by non-cash impairments, for which there is largely no tax benefit, recognized discretely in the third quarter that decreased our effective income tax rate by 7.8 percentage points. These decreases were partially offset by the establishment of a valuation allowance against deferred tax assets, for which no tax benefit can be recognized, in the United Kingdom that increased the effective tax rate by 28.0 percentage points.

Our effective income tax rate for the first nine months of 2025 was (13.6)% compared to 20.4% for the first nine months of 2024. The lower effective tax rate for the first nine months of 2025 was primarily due to non-cash impairments recognized discretely in the third quarter, for which there is largely no tax benefit, which decreased our effective tax rate by 36.7 percentage points. This decrease was coupled with the increased relative impact of our tax rate drivers, primarily exempt income, due to lower earnings that decreased our effective income tax rate by 21.9 percentage points. These decreases were partially offset by the establishment of a valuation allowance against deferred tax assets, for which no tax benefit can be recognized, in the United Kingdom and fluctuations in foreign exchange gains and losses recognized discretely in 2025, which increased the effective tax rate by 15.0 and 10.7 percentage points, respectively.
(Loss) income from Discontinued Operations, Net of Tax—Loss (income) from discontinued operations decreased by $21 million in the third quarter of 2025 compared to the second quarter of 2025. During the third quarter of 2025, we recognized a $29 million loss from discontinued operations, net of tax, related to our Berre refinery primarily driven by the recognition of an environmental reserve.
(Loss) income from discontinued operations increased $88 million in the first nine months of 2025 compared to the first nine months of 2024 primarily the result of the recognition a last-in, first-out (“LIFO”) benefit of $196 million, net of tax, for the liquidation of low cost inventory in the first quarter of 2025. The remainder of the change was primarily driven by increased costs as we ceased business operations at our Houston refinery in February of 2025.
Comprehensive (Loss) Income—Comprehensive (loss) income decreased by $1,099 million in the third quarter of 2025 compared to the second quarter of 2025, primarily due to the decrease in Net (loss) income and net unfavorable impacts of unrealized changes in foreign currency translation adjustments. Comprehensive (loss) income decreased by $2,491 million in the first nine months of 2025 compared to the first nine months of 2024, primarily due to the decrease in Net (loss) income. The components of Other comprehensive (loss) income are discussed below.
Financial derivatives designated as cash flow hedges, primarily our commodity swaps, led to an increase in Comprehensive (loss) income of $31 million and a decrease of $72 million in the third quarter of 2025 compared to the second quarter of 2025 and in the first nine months of 2025 compared to the first nine months of 2024, respectively, reflecting commodity price volatility.
Foreign currency translations decreased Comprehensive (loss) income by $126 million in the third quarter of 2025 compared to the second quarter of 2025, primarily due to changes in foreign currency exchange rates between the U.S. dollar and euro relative to the prior quarter, partially offset by the effective portion of our net investment hedges. Foreign currency translation increased Comprehensive (loss) income by $160 million in the first nine months of 2025 compared to the first nine months of 2024, primarily due to the weakening of the U.S. dollar relative to the euro, partially offset by the effective portion of our net investment hedges.

Segment Analysis
We use net (loss) income before interest, income taxes, and depreciation and amortization (“EBITDA”) as our measure of profitability for segment reporting purposes. This measure of segment operating results is used by our chief operating decision maker to assess the performance of and allocate resources to our operating segments. Intersegment eliminations and items that are not directly related or allocated to business operations, such as foreign exchange gains or losses and components of pension and other postretirement benefits other than service costs are included in “Other”. See the table below for a reconciliation of EBITDA to its nearest generally accepted accounting principles (“GAAP”) measure.
The following table presents the reconciliation of Net (loss) income to EBITDA for each of the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
Millions of dollars	2025	2025	2025	2024
Net (loss) income	$(890)	$115	$(598)	$1,970
(Benefit from) provision for income taxes	(49)	62	91	505
Depreciation and amortization	350	332	1,005	1,133
Interest expense, net	109	97	283	251
EBITDA	$(480)	$606	$781	$3,859

Our continuing operations are managed through five reportable segments: O&P-Americas, O&P-EAI, I&D, APS, and Technology. Revenues and other information by segment for the periods presented are reflected in the tables below:

	Three Months Ended		Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
Millions of dollars	2025	2025	2025	2024
Sales and other operating revenues:
O&P-Americas segment	$2,606	$2,377	$7,464	$8,779
O&P-EAI segment	2,587	2,704	7,891	8,396
I&D segment	2,343	2,275	6,916	8,067
APS segment	870	917	2,695	2,809
Technology segment	115	137	372	497
Other, including intersegment eliminations	(794)	(752)	(2,276)	(2,962)
Total	$7,727	$7,658	$23,062	$25,586
Operating (loss) income:
O&P-Americas segment	$246	$142	$473	$1,471
O&P-EAI segment	(410)	(40)	(473)	58
I&D segment	194	151	336	814
APS segment	(765)	10	(738)	23
Technology segment	4	22	68	240
Other, including intersegment eliminations	—	—	2	(91)
Total	$(731)	$285	$(332)	$2,515

	Three Months Ended		Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
Millions of dollars	2025	2025	2025	2024
Depreciation and amortization:
O&P-Americas segment	$165	$164	$484	$460
O&P-EAI segment	42	38	119	162
I&D segment	109	99	307	304
APS segment	23	20	63	64
Technology segment	11	11	32	31
Total	$350	$332	$1,005	$1,021
(Loss) income from equity investments:
O&P-Americas segment	$6	$4	$17	$12
O&P-EAI segment	(14)	3	(17)	(65)
I&D segment	—	—	—	(13)
Total	$(8)	$7	$—	$(66)
Impairments:
O&P-Americas segment	$9	$—	$9	$—
O&P-EAI segment	411	32	443	3
I&D segment	—	—	—	2
APS segment	782	—	782	—
Total	$1,202	$32	$1,234	$5
(Loss) gain on sale of business:
I&D segment	$—	$—	$—	$293
APS segment	(6)	—	(6)	—
Total	$(6)	$—	$(6)	$293
Other (expense) income, net:
O&P-Americas segment	$1	$3	$8	$6
O&P-EAI segment	1	1	9	10
I&D segment	—	36	40	25
APS segment	2	2	13	7
Other, including intersegment eliminations	(6)	(13)	(22)	(20)
Total	$(2)	$29	$48	$28
EBITDA:
O&P-Americas segment	$418	$313	$982	$1,949
O&P-EAI segment	(381)	2	(362)	165
I&D segment	303	286	683	1,423
APS segment	(746)	32	(668)	94
Technology segment	15	33	100	271
Discontinued operations	(83)	(47)	66	68
Other, including intersegment eliminations	(6)	(13)	(20)	(111)
Total	$(480)	$606	$781	$3,859

Olefins and Polyolefins-Americas Segment
Overview—EBITDA increased in the third quarter of 2025 compared to the second quarter of 2025 primarily due to higher olefins margins. EBITDA decreased in the first nine months of 2025 relative to the first nine months of 2024 as margins decreased for most businesses.
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

We have flexibility to vary the raw material mix and process conditions in our U.S. olefins plants in order to maximize profitability as market prices fluctuate for both feedstocks and products. Although prices of crude-based liquids and natural gas liquids are generally related to crude oil and natural gas prices, during specific periods the relationships among these materials and benchmarks may vary significantly. In the third and second quarter of 2025, and the first nine months of 2025 and 2024, approximately 75% to 80% of the raw materials used in our North American crackers was ethane.
The following table sets forth selected financial information for the O&P-Americas segment including Income from equity investments, which is a component of EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
Millions of dollars	2025	2025	2025	2024
Sales and other operating revenues	$2,606	$2,377	$7,464	$8,779
Income from equity investments	6	4	17	12
EBITDA	418	313	982	1,949
Revenue—Revenues for our O&P-Americas segment increased by $229 million, or 10% in the third quarter of 2025 compared to the second quarter of 2025 and decreased by $1,315 million, or 15%, in the first nine months of 2025 compared to the first nine months of 2024.

Third quarter of 2025 versus second quarter of 2025—Higher volumes from improved operating rates resulted in a 13% increase in revenue. Lower average sales prices, driven by increased polyethylene market supply, led to a 3% decrease in revenue.
First nine months of 2025 versus first nine months of 2024—Lower volumes driven by planned and unplanned outages resulted in a 9% decrease in revenue. Lower average sales prices driven by a lower oil price environment and ample product supply resulted in a 6% decrease in revenue.
EBITDA—EBITDA increased by $105 million, or 34%, in the third quarter of 2025 compared to the second quarter of 2025 and decreased by $967 million, or 50%, in the first nine months of 2025 compared to the first nine months of 2024.
Third quarter of 2025 versus second quarter of 2025—Higher olefins results led to a 49% increase in EBITDA driven by improved margins primarily from lower cost of ethylene due to co-product contribution. Lower polymer results led to a 15% decrease in EBITDA driven by lower margins as sales prices did not keep up with higher monomer cost due to market conditions.

First nine months of 2025 versus first nine months of 2024—Lower olefins results led to a 32% decrease in EBITDA driven by lower margins from a decrease in co-product contribution combined with higher energy costs. Lower polyethylene results led to a 16% decrease in EBITDA primarily driven by lower product margins attributed to unfavorable macroeconomic conditions.
Olefins and Polyolefins-Europe, Asia, International Segment
Overview—EBITDA decreased in the third quarter of 2025 compared to the second quarter of 2025 and in the first nine months of 2025 compared to the first nine months of 2024, primarily due to the recognition of a $400 million non-cash goodwill impairment charge in the third quarter of 2025. See Note 14 to our Consolidated Financial Statements for additional information.
Ethylene Raw Materials—In Europe, naphtha is the primary raw material for our ethylene production and represented approximately 60% to 70% of the raw materials used in the third and second quarter of 2025, and the first nine months of 2025 and 2024.
The following table sets forth selected financial information for the O&P-EAI segment including (Loss) income from equity investments, which is a component of EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
Millions of dollars	2025	2025	2025	2024
Sales and other operating revenues	$2,587	$2,704	$7,891	$8,396
(Loss) income from equity investments	(14)	3	(17)	(65)
EBITDA	(381)	2	(362)	165

Revenue—Revenues decreased by $117 million, or 4%, in the third quarter of 2025 compared to the second quarter of 2025 and by $505 million, or 6%, in the first nine months of 2025 compared to the first nine months of 2024.
Third quarter of 2025 versus second quarter of 2025—Lower volumes resulted in a revenue decrease of 4% primarily due to lower demand. Lower average sales prices primarily as a result of a decrease in the price of naphtha drove a 3% decrease in revenue. Favorable foreign exchange impacts resulted in a 3% increase in revenue.
First nine months of 2025 versus first nine months of 2024—Lower average sales prices primarily as a result of a decrease in the price of naphtha drove a 7% decrease in revenue. Lower volumes resulted in a decrease of 2% due to lower demand and unplanned downtime. Favorable foreign exchange impacts resulted in a 3% increase in revenues.
EBITDA—EBITDA decreased by $383 million in the third quarter of 2025 compared to the second quarter of 2025 and by $527 million in the first nine months of 2025 compared to the first nine months of 2024.
During the third quarter of 2025, we recognized a $400 million non-cash goodwill impairment charge related to a prolonged downturn in, and outlook for, the European petrochemical industry. See Note 14 to our Consolidated Financial Statements for additional information.
Third quarter of 2025 versus second quarter of 2025— Improved olefins results contributed to an increase in EBITDA equally driven by improved margins from lower feedstock costs and higher volumes with less unplanned downtime. This improvement was offset by lower polymer margins on lower average sales prices. The remaining change was primarily due to recognition of the non-cash goodwill impairment charge in the third quarter of 2025.
First nine months of 2025 versus first nine months of 2024—Lower polyethylene results led to a 58% decrease in EBITDA driven by lower margins reflecting the weakening economic environment. The remaining change was primarily due to the recognition of the non-cash goodwill impairment charge in the third quarter of 2025.

Intermediates and Derivatives Segment
Overview—EBITDA increased in the third quarter of 2025 relative to the second quarter of 2025 as a result of higher margins from oxyfuel and related products, partially offset by a decrease in intermediate chemicals and propylene oxide and derivatives results.
EBITDA decreased in the first nine months of 2025 compared to the first nine months of 2024 as a result of lower oxyfuels and related products margins, shutdown costs related to our European PO Joint Venture recognized in the first quarter of 2025, and the absence of a gain on sale of our EO&D business recognized in the second quarter of 2024.
The following table sets forth selected financial information for the I&D segment including Loss from equity investments, which is a component of EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
Millions of dollars	2025	2025	2025	2024
Sales and other operating revenues	$2,343	$2,275	$6,916	$8,067
Loss from equity investments	—	—	—	(13)
EBITDA	303	286	683	1,423

Revenue—Revenues increased by $68 million, or 3%, in the third quarter of 2025 compared to the second quarter of 2025 and decreased by $1,151 million, or 14%, in the first nine months of 2025 compared to the first nine months of 2024.
Third quarter of 2025 versus second quarter of 2025—Higher average sales prices resulted in a 3% increase in revenue primarily due to high octane values in the U.S. Gulf Coast and Europe driven by tight supply. Sales volumes decreased due to unplanned outages resulting in a 1% decrease in revenue. Favorable foreign exchange impacts resulted in a 1% increase in revenue.
First nine months of 2025 versus first nine months of 2024—Lower average sales prices resulted in a 14% decrease in revenue driven primarily by oxyfuels and related products as a result of lower crude, gasoline crack spreads, and blend premiums. A decline in sales volumes due to the second quarter of 2024 sale of our EO&D business and associated production facilities located in Bayport, Texas resulted in a 1% decrease in revenue. Favorable foreign exchange impacts resulted in a 1% increase in revenue.
EBITDA—EBITDA increased by $17 million, or 6%, in the third quarter of 2025 compared to the second quarter of 2025 and decreased by $740 million, or 52%, in the first nine months of 2025 compared to the first nine months of 2024.
In May 2024, we sold our U.S. Gulf Coast-based EO&D business along with the production facilities located in Bayport, TX and recognized a pre-tax gain of $293 million during the second quarter of 2024.
In March 2025, we announced our plans to permanently close the European PO Joint Venture, resulting in the recognition of $117 million in shutdown costs during the first quarter of 2025.
Third quarter of 2025 versus second quarter of 2025—Oxyfuels and related products results led to a 39% increase in EBITDA primarily due to higher margins primarily driven by higher octane values. Intermediate chemicals results led to an EBITDA decrease of 26% due to margin compression resulting from global supply normalizing as well as the absence of a $36 million gain on sale of precious metals recognized during the second quarter of 2025. Propylene oxide and derivatives results led to a 6% decrease in EBITDA primarily from lower sales volumes due to unplanned outages.

First nine months of 2025 versus first nine months of 2024—Oxyfuels and related products results led to a 22% decline in EBITDA largely due to weaker demand and global oversupply. The remaining change was primarily due to the recognition of a gain on sale of our EO&D business in 2024 and costs incurred related to the announced closure of our European PO Joint Venture in the first quarter of 2025.
Advanced Polymer Solutions Segment

Overview—EBITDA decreased in the third quarter of 2025 relative to the second quarter of 2025 and in the first nine months of 2025 relative to the first nine months of 2024, primarily due to the recognition of $782 million of non-cash impairment charges in the third quarter of 2025. See Note 14 to our Consolidated Financial Statements for additional information.
The following table sets forth selected financial information for the APS segment:

	Three Months Ended		Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
Millions of dollars	2025	2025	2025	2024
Sales and other operating revenues	$870	$917	$2,695	$2,809
EBITDA	(746)	32	(668)	94

Revenue—Revenues decreased by $47 million, or 5%, in the third quarter of 2025 compared to the second quarter of 2025 and by $114 million, or 4%, in the first nine months of 2025 compared to the first nine months of 2024.
Third quarter of 2025 versus second quarter of 2025—Sales volumes decreased resulting in a 5% decrease in revenue stemming from weaker automotive demand and challenging market conditions. Lower average sales prices resulted in a 2% decrease in revenue. Favorable foreign exchange impacts resulted in a revenue increase of 2%.
First nine months of 2025 versus first nine months of 2024—Sales volumes decreased resulting in a 4% decrease in revenue stemming from weaker automotive demand. Lower average sales prices resulted in a 1% decrease in revenue. Favorable foreign exchange impacts resulted in a revenue increase of 1%.
EBITDA—EBITDA decreased by $778 million in the third quarter of 2025 compared to the second quarter of 2025 and by $762 million or 811% in the first nine months of 2025 compared to the first nine months of 2024.
During the third quarter of 2025, we recognized $782 million of non-cash impairment charges related to a prolonged downturn in, and outlook for, the global automotive industry. See Note 14 to our Consolidated Financial Statements for additional information.
Third quarter of 2025 versus second quarter of 2025—Lower volumes primarily from lower seasonal demand and challenging market conditions resulted in a 41% decrease in EBITDA. Higher margins related to lower fixed costs resulted in a 59% increase in EBITDA. The remaining decrease was primarily due to the recognition of non-cash impairment charges recognized in the third quarter of 2025.
First nine months of 2025 versus first nine months of 2024—Improved margins related to lower fixed costs drove a 61% increase in EBITDA. This improvement in EBITDA was offset by non-cash impairment charges recognized in the third quarter of 2025.

Technology Segment
Overview—EBITDA decreased in the third quarter of 2025 compared to the second quarter of 2025, and in the first nine months of 2025 compared to the first nine months of 2024, primarily due to lower licensing results as the planned pace of global polyolefin capacity additions moderate.
The following table sets forth selected financial information for the Technology segment:

	Three Months Ended		Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
Millions of dollars	2025	2025	2025	2024
Sales and other operating revenues	$115	$137	$372	$497
EBITDA	15	33	100	271

Revenue—Revenues decreased by $22 million, or 16%, in the third quarter of 2025 compared to the second quarter of 2025 and by $125 million, or 25%, in the first nine months of 2025 compared to the first nine months of 2024.
Third quarter of 2025 versus second quarter of 2025—Lower licensing revenues from fewer contracts reaching significant milestones drove a 10% decrease in revenues. Lower catalyst volumes resulted in an 11% decrease in revenues due to lower demand. Higher average catalyst sales price resulted in a 3% increase in revenues. Favorable foreign exchange impact resulted in a 2% increase in revenues.
First nine months of 2025 versus first nine months of 2024—Lower licensing revenues resulting from recognition of revenue on fewer contracts drove a 22% decrease in revenues. Lower catalyst volume resulted in a 5% decrease in revenues due to continued lower polymer end use demand. Favorable foreign exchange impact resulted in a 2% increase in revenues.
EBITDA—EBITDA decreased by $18 million, or 55%, in the third quarter of 2025 compared to the second quarter of 2025 and by $171 million, or 63%, in the first nine months of 2025 compared to the first nine months of 2024.
Third quarter of 2025 versus second quarter of 2025—Licensing results led to a 36% decrease in EBITDA as fewer contracts with lower average values reached significant milestones. Lower catalyst demand resulted in a 30% decrease in EBITDA. Higher catalyst margins due to lower costs resulted in a 6% increase in EBITDA. Favorable foreign exchange impact resulted in a 6% increase in EBITDA.
First nine months of 2025 versus first nine months of 2024—Licensing results led to a 41% decrease in EBITDA as fewer contracts with lower average values reached significant milestones. Lower catalyst margins resulted in an 18% decrease in EBITDA as a result of unfavorable product mix and higher operating cost from increased maintenance. Lower catalyst demand resulted in a 7% decrease of EBITDA. Favorable foreign exchange impact resulted in a 3% EBITDA increase.

FINANCIAL CONDITION
The following table summarizes operating, investing and financing cash flow activities:

	Nine Months Ended September 30,
Millions of dollars	2025	2024
Cash provided by (used in):
Operating activities	$755	$1,904
Investing activities	(1,373)	(1,306)
Financing activities	(1,046)	(1,377)

Operating Activities—Cash provided by operating activities of $755 million in the first nine months of 2025 primarily reflected net loss adjusted for non-cash items, $385 million of tax payments which includes $235 million in U.S. Federal corporate income tax payments deferred from 2024 into 2025 under Hurricane Beryl disaster relief, and a $583 million change in Accounts payable which was driven by the timing of payments.
Cash provided by operating activities of $1,904 million in the first nine months of 2024 primarily reflected earnings adjusted for non-cash items and cash activities primarily related to Accounts receivable and Inventories. Increased Accounts receivable of $413 million was primarily driven by higher average sales prices in our O&P-Americas and O&P-EAI segments. The increase of $433 million in Inventories was primarily due to inventory build for planned outages within our O&P-Americas and O&P-EAI segments coupled with inventory rebuild from low year-end levels at our I&D segment.
Investing Activities—Capital expenditures in the first nine months of 2025 and 2024 totaled $1,428 million and $1,335 million, respectively, of which approximately 65% and 75%, respectively, support sustaining maintenance such as turnaround activities at several sites as well as other plant health, safety and environmental projects. The remaining expenditures support profit-generating growth projects.
In the first nine months of 2025, foreign currency contracts with an aggregate notional value of €750 million expired. Upon settlement of these foreign currency contracts, we paid €750 million ($877 million at the expiry spot rate) to our counterparties and received $843 million from our counterparties. Additionally, in March 2025 we received $59 million upon termination and cash settlement of our cross-currency interest rate swaps, designated as net investment hedges, maturing in 2025 and 2030.
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
Financing Activities—We made dividend payments totaling $1,321 million and $1,283 million in the first nine months of 2025 and 2024, respectively. Additionally, we made payments of $201 million and $117 million to repurchase outstanding ordinary shares in the first nine months of 2025 and 2024, respectively.
In May 2025, we issued $500 million of 6.150% guaranteed notes due 2035. Net proceeds from the sale of the notes were used for general corporate purposes, including the repayment of $492 million of outstanding principal of our 2025 Notes in October 2025.
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
As part of our overall capital allocation strategy, we plan to provide returns to shareholders in the form of dividends and share repurchases. Over the long-term, we are targeting shareholder returns of 70% of free cash flow, defined as net cash provided by operating activities less capital expenditures; however, our returns may vary in the event of significant or unforeseen changes in business circumstances, mergers or acquisitions, or the continuation of the current downturn. We intend to continue to declare and pay quarterly dividends, after giving consideration to our cash balances and expected results from operations. Our focus on funding our dividends is balanced with our commitment to maintain an investment grade balance sheet as part of our capital allocation strategy and there can be no assurance that any dividends or distributions will be declared or paid in the future.
Cash Improvement Plan

In April 2025, to address ongoing macroeconomic volatility, we announced a Cash Improvement Plan. The plan now targets a $600 million run-rate in annualized savings for 2025. The Cash Improvement Plan includes three initiatives: (1) deferral of $200 million in capital spending; (2) $200 million net reduction in Accounts receivable, Inventory and Accounts payable; and (3) fixed cost reductions of $200 million, excluding one-time implementation costs estimated to be less than $50 million. We will continue to prioritize capital spending on maintenance and certain growth projects. The net reduction in Accounts receivable, Inventory and Accounts payable and fixed cost reductions are relative to our internal 2025 plan. Fixed cost reductions may be achieved through contract changes, reductions in employees and employee-related expenses or other means. As of September 30, 2025, we have incurred $27 million in costs associated with the Cash Improvement Plan and are on track to achieve our targets.
Capital Budget
In 2025, we plan to invest approximately $1.7 billion in capital expenditures. Approximately $1.2 billion of the budget is planned for sustaining maintenance, with the remaining budget supporting profit-generating growth projects. While we continue to invest in MoReTec-1 as planned, we are delaying construction to expand our propylene production capacity at our Channelview Complex (Flex-2) and delaying other capital projects to preserve capital during the cycle downturn. In 2026, we plan on investing up to $1.2 billion in capital expenditures.
Proposed Sale of Certain European Assets
In 2025, we entered into an agreement for the sale of select European olefins & polyolefins assets and the associated business. The sites to be sold have been part of the previously announced European strategic assessment and are located in Berre l’Etang (France), Münchsmünster (Germany), Carrington (United Kingdom), and Tarragona (Spain). The sale is currently expected to close in the first half of 2026. In connection with the sale, we anticipate making a cash contribution of approximately $300 million to the disposal group prior to closing. See Note 4 to our Consolidated Financial Statements for additional information.

Cash and Liquid Investments
As of September 30, 2025, we had Cash and cash equivalents totaling $1,784 million, which includes $487 million in jurisdictions outside of the U.S., which is largely held within the United Kingdom. There are currently no legal or economic restrictions that would materially impede our transfers of cash.
Credit Arrangements
As of September 30, 2025, we had total debt, including current maturities, of $11,856 million. Additionally, we had $211 million of outstanding letters of credit, bank guarantees and surety bonds issued under uncommitted credit facilities.
We had total unused availability under our credit facilities of $4,650 million as of September 30, 2025, which included the following:
•$3,750 million under our $3,750 million Senior Revolving Credit Facility. This facility supports our $2,500 million commercial paper program. Availability under this facility is net of outstanding borrowings, outstanding letters of credit provided under the facility and notes issued through our commercial paper program. As of September 30, 2025, we had no outstanding commercial paper and no borrowings or letters of credit outstanding under this facility; and
•$900 million under our $900 million U.S. Receivables Facility. Availability under this facility is subject to a borrowing base of eligible receivables, which is reduced by outstanding borrowings and letters of credit, if any. As of September 30, 2025, we had no borrowings or letters of credit outstanding under this facility. In May 2025, we extended the term of the facility to June 2026 in accordance with the terms of the agreement.
In September 2025, we amended the Senior Revolving Credit Facility primarily to increase the Maximum Leverage Ratio (as defined in the Credit Agreement) through 2027 unless we elect to terminate such provisions sooner. Included in the amendment are certain limitations, including restrictions on dividend increases, if our leverage ratio is greater than or equal to 4.00 to 1.00, and share repurchases except to offset dilution. Additionally, the modification to the Maximum Leverage Ratio was incorporated into the U.S. Receivables Facility. For additional detail see Note 8 to the Consolidated Financial Statements.
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
Share Repurchases
In May 2025, our shareholders approved a proposal to authorize us to repurchase up to 34.0 million ordinary shares through November 23, 2026, which superseded any prior repurchase authorizations. Our share repurchase authorization does not have a stated dollar amount, and purchases may be made through open market purchases, private market transactions or other structured transactions. Repurchased shares could be retired or used for general corporate purposes, including for various employee benefit and compensation plans. The maximum number of shares that may yet be purchased is not necessarily an indication of the number of shares that will ultimately be purchased. In September 2025, we amended our Senior Revolving Credit Facility which now restricts share repurchases, except to offset dilution. During the first half of 2025, we purchased approximately 3.0 million shares under our share repurchase authorizations for $201 million.
As of October 29, 2025, we had approximately 34.0 million shares remaining under the current authorization. The timing and amounts of additional shares repurchased, if any, will be determined based on our evaluation of market conditions and other factors, including any additional authorizations approved by our shareholders. For additional information related to our share repurchase authorizations, see Note 12 to the Consolidated Financial Statements.

CURRENT BUSINESS OUTLOOK
In the fourth quarter of 2025, year-end seasonality and lower operating rates are expected to impact results across most businesses. In North America, higher natural gas and feedstock costs are likely to pressure integrated polyolefins margins. In Europe, weak industrial and consumer demand is expected to persist. Global capacity rationalizations and anti-involution measures in China are supporting a more constructive mid-term outlook for the industry. Industry downtime supported oxyfuels margins during October, but seasonally higher costs for feedstocks and lower octane values are expected to pressure oxyfuels profitability for the remainder of the fourth quarter. In our APS segment, pricing pressure persists, but cost reduction initiatives are expected to offset some of the impact.
In November 2025, we will idle our larger cracker in Wesseling, Germany and one of the propylene oxide/styrene monomer units in Channelview, Texas. Each asset will be down for about 40 days. This downtime will allow for maintenance activities while aligning production with global demand and reducing working capital. We expect fourth quarter operating rates of 80% for our O&P-Americas assets, 60% for our European O&P-EAI assets and 75% for our I&D assets.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Impairments—We test goodwill for impairment annually in the fourth quarter, or more frequently when events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying amount.

In the third quarter of 2025, we performed a quantitative impairment assessment of the reporting units within our O&P-EAI and APS segments, resulting in the recognition of non-cash impairment charges of $1,182 million. Refer to Note 14 to our Consolidated Financial Statements.

The process of valuing each reporting unit is inherently subjective as valuation models require the application of significant estimates and the use of unobservable inputs including projected operating results, economic conditions, expected cash flows and discount rates and other assumptions based on a market participant perspective. The discount rates applied in our cash flow models reflect considerations such as prevailing market and economic conditions, the risk profile of the projected cash flows, and the return expectations of market participants. While we believe our fair value estimates are reasonable, actual results may differ from those projections.

The impairments recognized in our O&P-EAI and APS segments resulted in a full write-down of Goodwill for these segments, as well as Property, plant and equipment for the impacted asset groups. Intangible assets remaining within our APS segment after the recognition of impairment charges are immaterial. We believe that any reasonable variation, whether favorable or unfavorable, in a significant input would not have a material effect on Net (loss) income. In addition, due to the complexity and interdependence of the assumptions underlying the impairment analysis, it is not practicable to quantify the effect of individual assumptions on Net (loss) income.
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
•industry production capacities and operating rates may lead to periods of oversupply and low profitability and our future operating and financial results are dependent on the pace of global capacity rationalization;
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
•our ability to execute and achieve the expected results of our value enhancement program and cash improvement plan;
•our ability to maintain our investment-grade credit rating and execute our capital allocation strategy, including our ability to pay dividends;
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
Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market and regulatory risks is described in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2024. Our exposure to such risks has not changed materially in the nine months ended September 30, 2025.

Item 4.    CONTROLS AND PROCEDURES
As of September 30, 2025, with the participation of our management, our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) carried out an evaluation, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Act”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025.
There have been no changes in our internal controls over financial reporting, as defined in Rule 13a-15(f) of the Act, in the period covered by this report, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In April 2025, the State of Texas filed suit against Equistar Chemicals, L.P., a subsidiary of LyondellBasell N.V., in Travis County District Court seeking civil penalties and injunctive relief for violations of the Texas Clean Air Act related to several alleged emission events between May 2018 and April 2021.
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
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On May 23, 2025, our shareholders approved a share repurchase authorization of up to 34,042,250 shares, through November 23, 2026, which superseded any prior repurchase authorizations. The maximum number of shares that may yet be purchased is not necessarily an indication of the number of shares that will ultimately be purchased.
Item 4.    MINE SAFETY DISCLOSURES
Not applicable.
Item 5.    OTHER INFORMATION
During the three months ended September 30, 2025, none of our Section 16 officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6.     EXHIBITS

Exhibit Number	Description

10.1

Amendment No. 1 to Third Amended and Restated Credit Agreement, dated September 10, 2025, among LyondellBasell Industries N.V. and LYB Americas Finance Company LLC, as Borrowers, the various institutions from time to time party thereto as Lenders and L/C Issuers, Citibank, N.A., as Administrative Agent, and Wells Fargo Bank, National Association, as Syndication Agent. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on September 11, 2025)

10.2*+	LyondellBasell Industries N.V. U.S. Senior Management Deferral Plan (as Amended and Restated as of September 25, 2025)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32**	Certifications pursuant to 18 U.S.C. Section 1350

101.INS*	XBRL Instance Document–The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

+ Management contract or compensatory plan, contract or arrangement.
* Filed herewith
** Furnished herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LYONDELLBASELL INDUSTRIES N.V.

Date:	October 31, 2025	/s/ Matthew D Hayes
Matthew D. Hayes
Senior Vice President,
Chief Accounting Officer
(Principal Accounting Officer)