Form 10-K
period 2025-12-31
LyondellBasell Industries N.V.
filed 2026-02-20
CIK 1489393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☑  No
The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price on that date of $57.86, was $14.8 billion. For purposes of this disclosure, in addition to the registrant’s executive officers and members of its Board of Directors, the registrant has included Access Industries, LLC and its affiliates as “affiliates.”
The registrant had 322,169,978 ordinary shares outstanding at February 18, 2026 (excluding 18,252,520 treasury shares).
Documents incorporated by reference:
Portions of the 2026 Proxy Statement, in connection with the Company’s 2026 Annual Meeting of Shareholders (in Part III), as indicated herein.

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
•industry production capacities and operating rates may lead to extended periods of oversupply and low profitability and our future operating and financial results are dependent on the pace of global capacity rationalization;
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
•the successful outcome of any planned sale of our assets, or our ability to acquire or dispose of product lines, businesses, or assets could disrupt our business and harm our financial condition and results of operations;
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
•we may be required to reduce production or idle certain facilities because of the cyclical and volatile nature of the supply-demand balance in the chemical industries, which would negatively affect our operating results;
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
We participate globally across the petrochemical value chain and are an industry leader in many of our product lines. Our chemicals businesses consist primarily of large processing plants that convert large volumes of liquid and gaseous hydrocarbon feedstocks into plastic resins and other chemicals. Our chemical products tend to be basic building blocks for other chemicals and plastics. Our plastic products are used in large volumes as well as smaller specialty applications. Our customers use our plastics and chemicals to manufacture a wide range of products that people use in their everyday lives, including food packaging, home furnishings, automotive components, paints and coatings. We also develop and license chemical and polyolefin process technologies, and manufacture and sell polyolefin catalysts.
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
Strategy
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
Building a profitable Circular & Low Carbon Solutions (“CLCS”) business—We expect our CLCS business will grow to become a leader in meeting the rapidly growing demand for sustainable solutions at scale. We are building a comprehensive platform for sourcing recycled and renewable feedstocks while leveraging our innovative technologies and our existing asset base to serve our customers’ needs for sustainable materials. Our CLCS business is a part of our Olefins and Polyolefins-Americas and Olefins and Polyolefins-Europe, Asia, International segments.
Stepping up performance and culture—We aim to unlock significant opportunities by reshaping our culture toward a more comprehensive focus on continuous value creation, including the transformation of our Advanced Polymer Solutions business.
Our strategy is supported by an experienced leadership team, an optimized organizational structure and an ownership mindset; our advantaged cost position and global scale; our robust Value Enhancement Program; our strong cash generation; and a capital allocation approach grounded in an investment grade balance sheet.
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
•Advanced Polymer Solutions (“APS”). Our APS segment produces and markets compounding and solutions, such as polypropylene compounds, engineered plastics, masterbatches, engineered composites and colors.
•Technology. Our Technology segment develops and licenses chemical and polyolefin process technologies and manufactures and sells polyolefin catalysts.
In February 2025, we ceased business operations at our Houston refinery. Accordingly, our refining business, previously disclosed as the Refining segment, is reported as a discontinued operation.
Financial information about our business segments and geographical areas can be found in Note 22 to the Consolidated Financial Statements. Information about the locations where we produce our primary products can be found under “Description of Properties.” No single customer accounted for 10% or more of our total revenues in 2025, 2024 or 2023.
Olefins and Polyolefins Segments Generally
We are one of the leading worldwide producers of olefins and polyethylene (“PE”) and we are the world’s second largest producer of polypropylene (“PP”). We manage our olefin and polyolefin business in two reportable segments, O&P-Americas and O&P-EAI.
Olefins and Co-products—Ethylene is the most significant petrochemical in terms of worldwide production volume and is the key building block for PE and many other chemicals and plastics. Ethylene is produced by steam cracking hydrocarbons such as ethane, propane, butane and naphtha. This production results in co-products such as aromatics and other olefins, including propylene and butadiene. Ethylene and its co-products are fundamental to many parts of the economy, including the production of consumer products, packaging, housing and automotive components and other durable and nondurable goods. Olefins and co-products sales accounted for approximately 14%, 15% and 15% of our consolidated revenues in 2025, 2024 and 2023, respectively.
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
•Polyethylene—We produce high density polyethylene, low density polyethylene and linear low-density polyethylene. PE sales accounted for approximately 24%, 23% and 23% of our consolidated revenues in 2025, 2024 and 2023, respectively.
•Polypropylene—We produce PP homopolymers and copolymers. PP sales accounted for approximately 19%, 19% and 17% of our consolidated revenues in 2025, 2024 and 2023, respectively.
Olefins and Polyolefins-Americas Segment
Overview—Our O&P-Americas segment produces and markets olefins and co-products, polyethylene and polypropylene.
Sales & Marketing / Customers—Most of the ethylene we produce is consumed internally as a raw material in the production of PE and other derivatives, with the balance sold to third party customers, primarily under long-term contracts.

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
Joint Venture Relationships—We have a 50% interest in Louisiana Integrated PolyEthylene JV LLC (“Louisiana Joint Venture”) which provides us with capacity of approximately 770 thousand tons of ethylene and 445 thousand tons of low density and linear-low density PE production per year. We operate the joint venture assets and market the polyethylene off-take for all partners through our global sales team. We also participate in a joint venture in Mexico, which provides us with capacity of approximately 290 thousand tons of PP production per year. We do not hold a majority interest in or have operational control of this joint venture. The capacities are based on our percentage ownership of the joint ventures’ total capacity.
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
Shale-based NGLs provide a cost advantage over heavy liquids, particularly in the United States (“U.S.”). A plant’s flexibility to consume a wide range of raw materials generally provides an advantage over plants that are restricted in their processing capabilities. Our Americas facilities can process significant quantities of either heavy liquids or NGLs. We estimate that in the U.S. we can produce up to approximately 90% of our total ethylene output using NGLs. Changes in the raw material feedstock mix utilized in the production process will result in variances in production capacities among products. We believe our raw material flexibility in the U.S. is a key advantage in our production of ethylene and its co-products.
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

Based on published capacity data and including our proportionate share of joint ventures, we believe as of December 31, 2025, we were:
•the third largest producer of ethylene in North America with ethylene capacity of 6.2 million tons per year;
•the third largest producer of PE in North America with capacity of 4.1 million tons per year; and
•the largest producer of PP in North America with capacity of 1.9 million tons per year, including approximately 290 thousand tons of Catalloy capacity.
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
Joint Venture Relationships—We participate in several manufacturing joint ventures in Saudi Arabia, China, Poland, South Korea, and Thailand. We do not hold majority interests in any of these joint ventures, nor do we have operational control. These joint ventures provide us with annual production capacity of approximately 1.8 million tons of PP, approximately 1.6 million tons of olefins and approximately 760 thousand tons of PE. These capacities are based on our percentage ownership interest in the joint ventures’ total capacities.
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
In 2024, we began construction of MoReTec-1, our first industrial-scale chemical recycling plant located at our site in Wesseling, Germany. This facility will use our proprietary MoReTec technology to convert hard-to-recycle mixed plastic waste into circular feedstock for producing new polymers. This plant is expected to have an annual capacity of 50 thousand metric tons per year.
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
Based on published capacity data and including our proportionate share of our joint ventures, we believe as of December 31, 2025, we were:

•the third largest producer of ethylene in Europe with an ethylene capacity of 1.9 million tons per year;
•the largest producer of PE in Europe with 2.1 million tons per year of capacity; and
•the largest producer of PP in Europe with 2.5 million tons per year of capacity, including approximately 280 thousand tons of Catalloy capacity.
Other—In 2025, we entered into an agreement for the sale of select European olefins and polyolefins assets and the associated business. The sites to be sold were part of the previously announced European strategic assessment and are located in Berre l’Etang (France), Münchsmünster (Germany), Carrington (United Kingdom), and Tarragona (Spain). The sale is expected to close in the second quarter of 2026. The sites to be sold in 2026 contribute approximately 25% of the production capacity for the O&P-EAI segment. See Note 4 to the Consolidated Financial Statements for additional information.
Intermediates and Derivatives Segment
Overview—Our I&D segment produces and markets propylene oxide (“PO”) and its derivatives; oxyfuels and related products; and intermediate chemicals such as styrene monomer (“SM”) and acetyls.
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
Oxyfuels and Related Products—We produce two distinct ether-based oxyfuels, methyl tertiary butyl ether (“MTBE”) and ethyl tertiary butyl ether (“ETBE”). These oxyfuels are produced by converting the TBA co-product of PO into isobutylene and reacting with methanol or ethanol to produce either MTBE or ETBE. Both are used as high-octane gasoline components that help gasoline burn cleaner and reduce automobile emissions. Other TBA derivatives, such as high-purity isobutylene, which we refer to as “C4 chemicals,” are largely used to make synthetic rubber and other fuel and lubricant additives.
Intermediate Chemicals—We produce other commodity chemicals including SM and acetyls. SM is utilized in plastic applications such as packaging, cups and containers, insulation products and durables. Our acetyls products are comprised of methanol, glacial acetic acid (“GAA”) and vinyl acetate monomer (“VAM”). Methanol is required for our downstream production of acetyls, some of which is converted to GAA. A portion of the GAA is reacted with ethylene to create VAM, an intermediate chemical used in fabric or wood treatments, pigments, coatings, films and adhesives.
Sales & Marketing / Customers—We sell our PO and derivatives through multi-year sales and processing agreements as well as spot sales. Some of our sales agreements have cost plus pricing terms. PO and derivatives are transported by barge, marine vessel, pipeline, railcar and tank truck.
We sell our oxyfuels and related products under market and cost-based sales agreements and in the spot market. Oxyfuels are transported by barge, marine vessel, pipeline and tank truck, and are used as octane blending components worldwide outside of the U.S. due to their blending characteristics and emission benefits. C4 chemicals are sold to producers of synthetic rubber and other chemical products primarily in the U.S. and Europe, and are transported by railcar, tank truck, pipeline and marine shipments. Oxyfuels and related products sales accounted for approximately 16%, 15% and 17% of our consolidated revenues in 2025, 2024 and 2023, respectively.

Intermediate chemicals are shipped by barge, marine vessel, pipeline, railcar and tank truck. SM is sold globally into regions such as North and South America, Europe and Asia through spot sales and commercial contracts. Within acetyls, methanol is sold directly into the merchant commercial market, used as a feedstock for oxyfuels and related products, and also consumed internally to make GAA. We consume a significant portion of our internally produced GAA in the production of VAM, which is sold worldwide under multi-year commercial contracts and on a spot basis.
Sales of our PO and derivatives, oxyfuels and related products, and intermediate chemicals are made by our marketing and sales personnel, and also through distributors in the Americas, Europe, the Middle East, Africa and the Asia-Pacific region.
Joint Venture Relationships—We have two PO joint ventures with Covestro AG, one in the U.S. and another in Europe. Regarding the U.S. joint venture, we operate all production facilities; Covestro’s interest represents ownership of an in-kind portion of 680 thousand tons per year of PO production. We take, in-kind, the remaining PO production as well as all co-product production. The parties’ rights in this joint venture are based on off-take volumes related to actual PO production, as opposed to ownership percentages. We do not share marketing or product sales for the PO joint venture with Covestro. In March 2025, we announced the permanent closure of the European PO joint venture, see Note 10 to the Consolidated Financial Statements for additional information.
We also have joint venture manufacturing relationships in China. These joint ventures provide us with annual production capacity of approximately 190 thousand tons of PO and 300 thousand tons of SM. We market our share of the joint ventures’ production in the Chinese market. These capacities are based on our operational share of the joint ventures’ total capacities.
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
For the production of oxyfuels, we purchase our ethanol feedstock requirements from third parties and obtain our methanol from both internal production and external sources.

SM is a co-product of our internal production of PO, and our feedstock requirements are sourced both internally and externally. The methanol required for our production of acetyls is internally sourced from our methanol plants in La Porte, Texas, and Channelview, Texas. Natural gas (methane) is the primary raw material required to produce methanol. Methanol is consumed internally, along with carbon monoxide from internal productions, to produce GAA. Sources of carbon monoxide can also be complemented by purchases from external sources as needed. In addition to acetic acid, ethylene is a primary raw material for the production of VAM. We obtain all our requirements for acetic acid and ethylene from our internal production. Historically, we have used a large percentage of our acetic acid production to produce VAM.
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
Based on published capacity data and including our proportionate share of our joint ventures, we believe as of December 31, 2025, we were:
•the second largest producer of PO worldwide; and
•the largest producer of oxyfuels worldwide.

Advanced Polymer Solutions Segment
Overview—Our APS segment produces and markets compounding and solutions, such as polypropylene compounds, engineered plastics, masterbatches, engineered composites and colors.
Our polypropylene compounds are produced from blends of polyolefins and additives and are largely focused on automotive applications. Engineered plastics and engineered composites add value for more specialized high-performance applications used across a variety of industries. Masterbatches are compounds that provide differentiated properties when combined with commodity plastics used in packaging, agriculture and durable goods applications. Performance colors provide powdered and pelletized color concentrates for the plastics industry.
Sales & Marketing / Customers—Our products are sold through our regional sales organizations to a broad base of established customers and distributors. These products are transported to our customers primarily by either truck or bulk rail. Sales for the APS segment accounted for approximately 11% of our consolidated revenues in 2025, 2024, and 2023.
Joint Venture Relationships—We participate in several manufacturing joint ventures in Saudi Arabia, Indonesia and Thailand. We hold majority interests and have operational control of the joint venture in Indonesia. We do not hold majority interests in any of the remaining joint ventures, nor do we have operational control. These joint ventures provide us with production capacity of approximately 70 thousand tons of compounding and solutions. These capacities are based on our percentage ownership interest in the joint ventures’ total capacities.
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
Industry Dynamics / Competition—With respect to product competition, the market is influenced and based on a variety of factors, including product development, price, product quality, product delivery, reliability of supply, product performance and customer service. We compete with regional and multinational marketers and producers of plastic resins and compounds. As polypropylene compounds are largely utilized in the automotive industry, we are also exposed to the volatility of this industry.
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
In 2025, 2024 and 2023, our R&D expenditures were $136 million, $135 million and $130 million, respectively. A portion of these expenses are related to technical support and customer service and are allocated to the other business segments. In 2025, 2024 and 2023 approximately 40% to 50% of all R&D costs were allocated to business segments other than Technology.

GENERAL
Intellectual Property
We maintain an extensive patent portfolio and continue to file new patent applications in the U.S. and other countries. As of December 31, 2025, we owned approximately 5,000 patents and patent applications worldwide. Our patents and trade secrets cover our processes, products and catalysts and are significant to our competitive position, particularly with regard to PO, intermediate chemicals, petrochemicals, polymers and our process technologies. While we believe that our intellectual property provides competitive advantages, we do not regard our businesses as being materially dependent upon any single patent, trade secret or trademark. Some of our production capacity operates under licenses from third parties.
Environmental
Most of our operations are affected by national, state, regional and local environmental laws. Matters pertaining to the environment are discussed in Part I, Item 1A. Risk Factors; Part I, Item 3. Legal Proceedings; Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; and Notes 2 and 19 to the Consolidated Financial Statements.
We have made, and intend to continue to make, the expenditures necessary for compliance with applicable laws and regulations relating to environmental, health and safety matters. In 2025, we incurred capital expenditures of $241 million for health, safety and environmental compliance purposes and improvement programs. We estimate incurring approximately $235 million in 2026 for similar expenditures.
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
Sustainability
We continue to evolve our approach to sustainability. In 2026, we updated our prior circularity and climate ambitions. With respect to circularity, we are now aiming to produce and market 800 thousand metric tons of recycled and renewable-based polymers annually by 2030. Production and marketing includes joint venture production we market plus our pro rata share of the remaining production produced and marketed by the joint venture, and production via third-party tolling arrangements. With respect to climate, our goal is now to reduce absolute scope 1 and 2 greenhouse gas (“GHG”) emissions 32% by 2030 relative to a 2020 baseline and we reaffirm our goal of a 30% reduction in absolute Scope 3 GHG emissions by 2030 relative to a 2020 baseline and our ambition to achieve net‑zero Scope 1 and 2 GHG emissions by 2050.

Sustainability Actions in 2025.

In 2025, we advanced the construction of our MoReTec-1 plant, our first industrial-scale chemical recycling plant at our site in Wesseling, Germany which will use our proprietary MoReTec technology to convert post-consumer plastic waste into feedstock for producing new plastic materials. This plant will have the flexibility to operate under 100% renewable power and enable a high plastic to plastic yield while reducing GHG emissions compared to virgin fossil fuel-based processes. Targeted startup for this facility is set for 2027.

In 2024, we secured power purchase agreements with an aggregate generation capacity that will enable us to procure at least 50 percent of our electricity from renewable sources by 2030, based on 2020 procured levels. These agreements are expected to generate an estimated 5.0 million megawatt hours of renewable electricity annually, reducing our scope 2 GHG emissions by more than 1.8 million metric tons.

We also completed the shutdown of refining operations at our Houston refinery in the first quarter of 2025. Ceasing refining operations is expected to reduce our scope 1 and 2 GHG emissions by approximately 3 million metric tons and our scope 3 GHG emissions by approximately 40 million metric tons by the end of 2026, compared with 2020 baseline levels.

Our ambition to achieve net zero scope 1 and 2 GHG emissions by 2050 will require the development of robust infrastructure and enabling technologies such as cracker electrification, hydrogen utilization, carbon capture and storage (“CCS”), and carbon utilization along with market demand for low-carbon products. Additionally, we advocate for enabling policy support and government-backed frameworks to progress these initiatives. Our ambition to produce and market 800 thousand metric tons of recycled and renewable-based polymers annually by 2030 will require the successful completion of our MoReTec-1 plant, expansion of our recycling footprint through inorganic growth, increased demand for circular products and supportive regulatory frameworks. See Item 1A. Risk Factors for additional risks associated with each of our ambitions.

Capital Budget—We estimate capital spending to support our sustainability goals, including investments in emissions reduction and our CLCS business, will represent approximately 15% of our total 2026 capital budget. While we continue to invest in our MoReTec-1 plant as planned, we are delaying certain sustainability-related capital projects to preserve capital during the cycle downturn. We also continue to invest upstream to secure plastic waste feedstock and evaluate opportunities to expand mechanical and chemical recycling capacity globally through investments and commercial agreements.
Human Capital
Our success as a company is tied to the passion, knowledge, collaboration, and talent of our global team. Our strategic pillar to Step up Performance and Culture focuses on leading our culture transformation, promoting inclusion and growing the capabilities and skills of our people through our global learning and development programs.
Stepping up Performance and Culture—As part of our culture transformation, in 2025, we prioritized employee feedback and reinforced cultural attributes aligned with our strategy. One key initiative is the culture ambassador program, where employees serve as advocates for culture change and promote global understanding. Ambassadors receive context, training, and information on company initiatives to support engagement and share feedback with leadership. Insights from this program, along with our 2025 engagement survey, inform leadership actions to foster an environment that drives engagement, innovation and business results.
Diversity, Equity and Inclusion—Our goal is to create a company where fairness, equity and a sense of belonging are experienced by all, propelling individual and collective success. Increasing inclusion builds high performing teams that can effectively innovate and collaborate, enables us to contribute to our financial outcomes and helps to achieve our business goals.
Demographics—As of December 31, 2025, we had approximately 18,970 employees, a decrease of approximately 7% when compared to 2024, driven by fixed cost reductions attributable to our cash improvement plan and Houston Refinery shutdown. Our employee demographics, excluding student employees, consisted of the following:
U.S. Underrepresented population (“URP”) is based on reporting for the U.S. Equal Employment Opportunity Commission and includes employees who self-identify as Hispanic or Latino, Black or African American, Asian or Pacific Islander, Indian, Alaskan Native, Native Hawaiian or two or more races.

Diversity (Representation)—Cultivating a diverse workforce has a powerful impact on our culture and performance by broadening perspectives and experiences and helps to promote inclusive and impactful results. We also take into consideration Dutch laws with respect to gender ambitions (both male and female) for senior management, including requirements to set appropriate and ambitious gender diversity targets. We currently have an aspirational goal to have at least 33% male senior leaders and at least 33% female senior leaders, globally, by 2032. In 2025, women served in 25% of global senior leadership roles.
Equity (Fairness)—Our efforts on equity are focused on ensuring that our systems and processes are fair to all employees, and we want all employees to believe they are being treated fairly. Our 2025 employee survey indicates that 82% of respondents believe they are being treated fairly. In 2025, we also completed a pay equity review and performance analysis that involved approximately 12,800 employees, comparing pay for like jobs and focusing on base pay for gender (globally) and ethnicity (U.S. only). Consistent with prior findings, the review reflected that pay is generally administered fairly.
Inclusion (Belonging)—Like equity, we desire a culture where all our employees feel a sense of belonging to their teams and the company. We focus inclusion efforts on learning, education, and outreach to our leaders and utilize our eight global employee networks to promote engagement. Network programming is strongly tied to career development, business, and community impact. In 2025, our networks continued to grow, and 24% of our employees are members of a network. Survey results also indicate members are more likely to participate in surveys and have a stronger strategic alignment to our organization compared to non-members.
Global Talent Development and Engagement—We provide opportunities for growth through on-the-job training, coaching, mentoring and other more formal development programs. In 2025, we expanded access to our LYB University offerings by moving several of our formal programs and courses to open/self-enrollment, which allowed a greater number of employees the opportunity to enroll. Over 500 employees participated in our global leadership development programs, for people leaders and those who lead through influence. In addition, we offered a new series that focused on preparing people leaders to lead change and navigate through uncertainty and disruption, with 138 leaders in attendance. We are planning to continue this series into 2026.
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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Our executive officers as of February 20, 2026 were as follows:

Name and Age	Significant Experience

Peter Vanacker, 59	Chief Executive Officer since May 2022.

President, Chief Executive Officer and Chair of the Executive Committee of Neste Corporation, a renewable products company from September 2018 to May 2022.

Chief Executive Officer and Managing Director of the CABB Group, a global supplier of fine and specialty chemicals from April 2015 to August 2018.

Tracey Campbell, 59	Executive Vice President, Sustainability and Corporate Affairs since October 2022.

Vice President, Public Affairs from November 2020 to September 2022.

Director, Polyolefins Asia Pacific from July 2018 to October 2020.

Trisha Conley, 53	Executive Vice President, People and Culture since February 2023.

Senior Vice President, People Development of Renewable Energy Group, a renewable energy company, from August 2020 to January 2023.

Vice President of Human Resources, Fuels North America and Head of Country (United States) for Downstream Human Resources at BP, a global energy provider, from July 2015 to July 2020.

Kim Foley, 59	Executive Vice President, Global Olefins & Polyolefins and Refining since August 2024.

Executive Vice President, Global Olefins & Polyolefins, Refining and Supply Chain from March 2024 to August 2024.

Executive Vice President, Intermediates and Derivatives and Refining from October 2022 to March 2024.

Senior Vice President, HSE, Global Engineering and Turnarounds from August 2020 to September 2022.

Vice President, Health, Safety and Environment from October 2019 to July 2020.

Dale Friedrichs, 62
Executive Vice President, Operational Excellence and HSE since October 2022.

Interim Executive Vice President, People and Culture from October 2022 to February 2023.

Senior Vice President, Human Resources and Global Projects from August 2020 to September 2022.

Vice President, Human Resources from October 2019 to July 2020.

Vice President, Health, Safety, Environment and Security from February 2017 to October 2019.

Name and Age	Significant Experience

Agustin Izquierdo, 49	Executive Vice President and Chief Financial Officer since March 2025.

Senior Vice President, Olefins & Polyolefins Americas and Refining from April 2024 to February 2025.

Vice President, Finance and Strategy, Intermediates & Derivatives from November 2022 to April 2024.

Vice President, Global Strategic Planning, Finance and Divisional Digital Officer Catalysts Division, for BASF, a global manufacturer of chemicals, plastics, and agricultural solutions from September 2019 to November 2022.

Jeffrey Kaplan, 57	Executive Vice President, General Counsel and Procurement since March 2024.

Executive Vice President and Chief Legal Officer since October 2022.

Executive Vice President, Legal & Public Affairs and Chief Legal Officer from March 2015 to September 2022.

Aaron Ledet, 51	Executive Vice President, Intermediates & Derivatives and Supply Chain since August 2024.

Executive Vice President, Intermediates & Derivatives from March 2024 to August 2024.

Senior Vice President, Olefins & Polyolefins Americas from October 2022 to March 2024.

Director Olefins & Optimization Americas from January 2022 to October 2022.

Senior Director Olefins & Feedstocks from May 2021 to December 2021.

Director Olefins & Optimization Americas from October 2020 to May 2021.

Senior Director Advanced Polymer Solutions US/Canada Region from October 2018 to October 2020.

Torkel Rhenman, 62	Executive Vice President, Advanced Polymer Solutions since October 2022.

Executive Vice President, Intermediates & Derivatives, and Refining from August 2020 to September 2022.

Executive Vice President, Intermediates & Derivatives from July 2019 to July 2020.

James Seward, 58	Executive Vice President and Chief Innovation Officer since October 2022.

Senior Vice President, Research & Development, Technology and Sustainability from August 2020 to September 2022.

Senior Vice President, Technology Business, Sustainability, and Olefins & Polyolefins, Europe, Asia and International Joint Venture Management from September 2018 to July 2020.

Name and Age	Significant Experience

Yvonne van der Laan, 54	Executive Vice President, Circular and Low Carbon Solutions since October 2022.

Senior Director, Global Circularity from May 2022 to September 2022.

Director, Olefins & Optimizations, Europe from September 2019 to April 2022.

Vice President, Industry & Bulk Cargo for the Port of Rotterdam, the largest seaport in Europe, from February 2016 to September 2019.

Description of Properties
Our principal manufacturing facilities as of December 31, 2025 are set forth below and are identified by the principal segment or segments using the facility. All of the facilities are wholly owned, except as otherwise noted.

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
(1)The Bayport PO/TBA plants and the Channelview PO/SM I plant are held by a joint venture between Covestro and Lyondell Chemical Company. These plants are located on land leased by the joint venture.
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
New capacity additions around the world have led to periods of oversupply and lower profitability. The timing and extent of any changes to currently prevailing market conditions are uncertain and supply and demand may be unbalanced at any time. As a consequence, we are unable to accurately predict the extent or duration of future industry cycles or their effect on our business, financial condition or results of operations.
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

Our business is capital intensive and we rely on cash generated from operations and external financing to fund our growth, dividends, and ongoing capital needs. Limitations on access to external financing could adversely affect our operating results.
We require significant capital to operate our current business and fund our dividends, share repurchases, and growth strategy. Moreover, interest payments, dividends, capital requirements of our joint ventures, the expansion of our current business or other business opportunities may require significant amounts of capital. If we need external financing, our access to credit markets and pricing of our capital is dependent upon our credit ratings and the state of the capital markets generally. There can be no assurances that we would be able to incur indebtedness on terms we deem acceptable, and it is possible that the cost of any financings could increase significantly, thereby increasing our expenses and decreasing our net income. If we are unable to generate sufficient cash flow or raise adequate external financing, including as a result of significant disruptions in the global credit markets, we could be forced to restrict our operations, lower or suspend our dividends or reduce share repurchases, and not pursue growth opportunities, which could adversely affect our operating results and shareholder returns.
We may use our $3,750 million revolving credit facility, which backs our commercial paper program, to meet our cash needs, to the extent available. As of December 31, 2025, we had no borrowings or letters of credit outstanding under the facility and no borrowings outstanding under our commercial paper program, leaving an unused and available credit capacity of $3,750 million. We may also meet our cash needs by selling receivables under our $900 million U.S. Receivables Facility. As of December 31, 2025, we had no borrowing or letters of credit outstanding and availability of $900 million under this facility. In the event of a default under our credit facilities or any of our notes, we could be required to immediately repay all outstanding borrowings and make cash deposits as collateral for all obligations the facility supports, which we may not be able to do. Any default under any of our credit arrangements could cause a default under many of our other credit agreements and debt instruments. Without waivers from lenders party to those agreements, any such default could have a material adverse effect on our ability to continue to operate.
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
Failure to appropriately manage occupational safety, process safety, product safety, human health, product liability and environmental risks inherent in the chemical business and associated with our products, product life cycles and production processes could result in unexpected incidents including releases, fires, or explosions resulting in personal injury, loss of life, environmental damage, loss of revenue, legal liability, and/or operational disruption. Public perception of the risks associated with our products and production processes could impact product acceptance and influence the regulatory environment in which we operate. While we have management systems, procedures and controls to manage these risks, issues could be created by events outside of our control, including natural disasters, severe weather events and acts of sabotage.

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
We own and operate large-scale facilities. Our operating results are dependent on the continued operation of our various production facilities and the ability to complete construction and maintenance projects on schedule. Interruptions at our facilities may materially reduce the productivity and profitability of a particular manufacturing facility, or our business as a whole, during and after the period of such operational difficulties. In recent years, we have had to temporarily shut down plants on the U.S. Gulf Coast as a result of various hurricanes and cold weather events impacting Texas and Louisiana.
Our operations are subject to hazards inherent in chemical manufacturing and the related storage and transportation of raw materials, products and wastes. These potential hazards include:

•pipeline leaks and ruptures;
•explosions;
•fires;
•severe weather and natural disasters;
•mechanical failure;
•unscheduled downtimes;
•supplier disruptions;
•labor shortages or other labor difficulties;
•transportation interruptions;
•regulatory limitations on operations;
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
Delays or cost increases related to capital spending programs involving engineering, procurement and construction of facilities could materially adversely affect our ability to achieve forecasted internal rates of return and operating results, or impair our ability to meet our sustainability or other targets or goals. For example, higher costs arising from delaying construction of our PO/TBA plant in Houston impacted our projected rate of return on the project. We are currently constructing our first commercial-scale chemical recycling facility using our MoReTec technology, located at our site in Wesseling, Germany. Building a commercial-scale facility utilizing a new technology can face technical and other challenges resulting in increased costs. In 2025, we announced the deferral of construction on our Flex-2 project in Channelview to preserve capital during the market downturn and also postponed the final investment decision on certain projects, such as MoReTec-2, which could result in increased costs. Delays in making required changes or upgrades to our facilities could subject us to fines or penalties as well as affect our ability to contract with our customers and supply certain products we produce. Such delays or cost increases may arise as a result of unpredictable factors, many of which are beyond our control, including:
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
A portion of our operations are conducted through joint ventures or equity investments, where control may be exercised by or shared with unaffiliated third parties. We cannot control the actions or ownership of these partners, including any nonperformance, default or bankruptcy of the joint venture or its partners. The joint ventures that we do not operate may also lack financial reporting systems to provide adequate and timely information for our reporting purposes. In addition, a joint venture may lack adequate cybersecurity protections or other controls that could impact its ability to reliably conduct operations.
Our joint venture partners may have different interests or goals than we do and may take actions contrary to our requests, policies or objectives. Differences in views among the joint venture partners also may result in delayed decisions or in failures to agree on major matters, potentially adversely affecting the business and operations of the joint ventures and in turn our business and operations. We may develop a dispute with any of our partners over decisions affecting the venture that may result in litigation, arbitration or some other form of dispute resolution. If a joint venture participant acts contrary to our interest, or is unsuccessful in conducting its business, it could harm our brand, business, results of operations and financial condition.

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
Sustained unfavorable market conditions may also result in asset impairments. For example, in the third quarter of 2025, a prolonged downturn in, and outlook for, the European petrochemical and global automotive industries, combined with the sustained decline in our market capitalization, resulted in non-cash impairment charges of $1,182 million, presented in both Goodwill impairments and Other impairments on the Consolidated Statements of Income (Loss).
Any decision to permanently close facilities or exit a business may result in impairment and other charges to earnings. For example, in March 2025, we announced the permanent closure of the PO/SM production unit at the Maasvlakte site in the Netherlands, a joint venture between us and Covestro, resulting in the recognition of $126 million in shutdown costs during the year ended December 31, 2025.
Acquisitions or dispositions of assets or businesses could disrupt our business and harm our financial condition and stock price.
We continually evaluate the performance and strategic fit of all of our businesses and evaluate whether our businesses would benefit from acquisitions to enhance growth or dispositions that would align our footprint with our overall business strategy. These transactions pose risks and challenges that could negatively impact our business and financial statements. In 2025, we agreed to sell certain European olefins and polyolefins assets and the associated business. The sites to be sold are located in Berre l’Etang (France), Münchsmünster (Germany), Carrington (United Kingdom), and Tarragona (Spain), and closing is expected in the second quarter of 2026.
Dispositions of assets or businesses involve risks, including difficulties in the separation of operations, services, products and personnel, the diversion of management's attention from other business concerns, the disruption of our business, the potential loss of key employees and the retention of uncertain environmental or other contingent liabilities related to the divested business. There can be no assurance that announced dispositions - including our European divestiture - will be successfully completed on the expected timeline or at all, and transactions that are delayed or abandoned may cause additional disruption to the business. In addition, dispositions may result in significant asset impairment charges, including those related to goodwill and other intangible assets, which could have a material adverse effect on our financial condition and results of operations. In the event we are unable to successfully divest a business or product line, we may be forced to wind down such business or product line, which could materially and adversely affect our results of operations and financial condition.

In addition, acquisitions involve numerous risks, including meeting our standards for compliance, problems combining the purchased operations, technologies or products, unanticipated costs and liabilities, diversion of management’s attention from our core businesses, and potential loss of key employees. There can be no assurance that we will be able to integrate successfully any businesses, products, technologies, or personnel that we might acquire. The integration of businesses that we may acquire is likely to be a complex, time-consuming, and expensive process and we may not realize the anticipated revenues, synergies, or other benefits associated with our acquisitions if we do not manage and operate the acquired business up to our expectations. If we are unable to efficiently operate as a combined organization utilizing common information and communication systems, operating procedures, financial controls, and human resources practices, our business, financial condition, and results of operations may be adversely affected.
We cannot assure you that we will be successful in managing these or any other significant risks that we encounter in divesting or acquiring a business or product line, and any transaction we undertake could materially and adversely affect our business, financial condition, results of operations and cash flows, and may also result in a diversion of management attention, operational difficulties and losses.
Risks related to the Global Economy and Multinational Operations
Economic disruptions and downturns in general, and particularly continued global economic uncertainty or economic turmoil in emerging markets, could have a material adverse effect on our business, prospects, operating results, financial condition and cash flows.
Our results of operations can be materially affected by adverse conditions in the financial markets and depressed economic conditions generally. Economic downturns in the businesses and geographic areas in which we sell our products could substantially reduce demand for our products and result in decreased sales volumes and increased credit risk. Recessionary environments adversely affect our business because demand for our products is reduced, particularly from our customers in industrial markets generally and the automotive and housing industries specifically and may result in higher costs of capital. A significant portion of our revenues are derived from our business in Europe. In addition, most of our European transactions and assets, including cash and receivables, are denominated in euros.
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

We operate internationally and are subject to exchange rate fluctuations, exchange controls, tariffs, political risks and other risks relating to international operations.
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
Our operating results could be negatively affected by the laws, rules and regulations, as well as political environments, in the jurisdictions in which we operate. There could be reduced demand for our products, decreases in the prices at which we can sell our products and disruptions of production or other operations. Trade protection measures such as tariffs, quotas, duties, safeguard measures or anti-dumping duties imposed in the countries in which we operate could negatively impact our business. Additionally, there may be substantial capital and other costs to comply with regulations and/or increased security costs or insurance premiums, any of which could reduce our operating results.
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
We are subject to extensive national, regional, state and local environmental laws, regulations, directives, rules and ordinances concerning pollution, protection of the environment, hazardous materials, health and safety, the security of our facilities, and the safety of our products. Despite recent government actions to delay or decrease regulatory obligations in certain jurisdictions, we generally expect that these requirements may become more stringent over the longer term. Changes to such laws could result in restrictions on our operations, denial of permits, loss of business opportunities, increased operating costs or additional capital expenditures. We could incur significant costs or operational restrictions due to violations of or liabilities under such laws and regulations in the form of fines, penalties, and injunctive relief. Any substantial liability under such laws could have a material adverse effect on our financial condition, results of operations and cash flows. Additionally, we are required to have permits for our businesses and are subject to licensing regulations. These permits and licenses are subject to renewal, modification and in some circumstances, revocation. Further, the permits and licenses are often difficult, time consuming and costly to obtain and could contain conditions that limit our operations.
We may incur substantial costs to comply with climate change legislation and related regulatory initiatives.
There has been a broad range of proposed or promulgated international, national and state laws focusing on GHG emission reduction and global climate change. These proposed or promulgated laws apply or could apply in countries where we have interests or may have interests in the future. Laws and regulations in this field continue to evolve and, at this stage it is not possible to accurately estimate either a timetable for implementation or our future compliance costs relating to implementation.
Jurisdictions in which we operate, including, in particular, the European Union (“EU”), have prepared national legislation and protection plans to implement their emission reduction commitments under the 2015 Paris Agreement. Our operations in Europe participate in the EU Emissions Trading System (“ETS”) and we meet our obligations through a combination of free and purchased emission allowances. We anticipate that climate regulation in the EU will result in an accelerated reduction of our free allowances, and higher market prices for purchased allowances. In addition, it remains uncertain whether the EU will implement a carbon border adjustment mechanism for organic chemicals and polymers, and, if so, how such a mechanism would affect the competitiveness of our products and our exposure to higher carbon costs.

Although the U.S. announced its intent to withdraw from international climate agreements and has taken steps to roll back climate regulations, several state governments have promulgated regulations directed at GHG emissions reductions from certain types of facilities, and additional regulations could be promulgated in the future, that could result in increased operating costs for compliance, required acquisition or trading of emission allowances, or other costs.
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
Assessments under TSCA, REACH or similar programs or regulations in other state or national jurisdictions may result in heightened concerns about the chemicals we use or produce and may result in additional requirements or bans being placed on the production, handling, labeling or use of those chemicals. Such concerns and additional requirements could also increase the cost incurred by our customers to use our chemical products and otherwise limit the use of these products, which could lead to a decrease in demand for these products. Such a decrease in demand could have an adverse impact on our business and results of operations. International regulators, investors, consumers and other stakeholders are focused on environmental considerations. Disclosure obligations have required and may continue to require us to implement new practices and reporting processes and have created and will continue to create additional compliance risk. If we are unable to meet our circularity, greenhouse gas reduction or gender diversity goals, or if we are perceived by regulators, customers, stockholders or employees to have not responded appropriately to these issues, our reputation, and therefore our ability to sell our products, could be negatively impacted. Alternatively, we may also face scrutiny, reputational risk, lawsuits or market access restrictions from parties regarding our sustainability initiatives. Providers of debt and equity financing may also consider our sustainability performance and external ratings, which we have limited ability to influence, which could impact our cost of capital and adversely affect our business.
The physical impacts of climate change can negatively impact our facilities and operations.
Potential physical impacts of climate change include increased frequency and severity of hurricanes and floods as well as freezing conditions, tornadoes, and global sea level rise. Although we have preparedness plans in place designed to minimize impacts and enhance safety, should an event occur, it could have the potential to disrupt our supply chain and operations. A number of our facilities are located on the U.S. Gulf Coast, which has been impacted by hurricanes that have required us to temporarily shut down operations at those sites. Our sites rely on rivers and other waterways for transportation that may experience restrictions in times of drought or other unseasonal weather variation. In addition, scarcity of water and drought conditions could reduce the availability of fresh water needed to produce our products which could increase our costs of operations.
Increased regulation or deselection of plastic could lead to a decrease in demand growth for some of our products.
There is concern globally with the accumulation of plastic, plastic additives, and microplastics in the environment, particularly in waterways and oceans. Additionally, plastics face some public backlash and scrutiny, as well as governmental investigations and enforcement, and private litigation. Policy measures to address these concerns are being discussed or implemented by governments at various levels. For example, over the past two years the United Nations Environment Program has been overseeing the development of a new international legally binding instrument on plastic pollution. While the negotiations ended in 2025 without reaching an agreement, they demonstrated significant interest globally in addressing these issues. The European Union has been undertaking a series of actions under its Circular Economy Action Plan, including adoption of the Single Use Plastics Directive in 2019, which introduced policy measures for single use plastics including bans, product design requirements, extended producer responsibility obligations, and labeling requirements, and adoption of the Packaging and Packaging Waste Regulation to replace the Packaging and Packaging Waste Directive. In addition, a host of single-use plastic bans, taxes and Extended Producer Responsibility (“EPR”) bills have been passed by countries around the world and states and municipalities throughout the U.S. Consumer deselection, increased regulation of, or prohibition on, the manufacturing or use of plastic or plastic products could limit the use of these products or increase the costs incurred by our customers to use such products, and could lead to a decrease in demand, particularly for fossil-based PE, PP, and other products we make. Such a decrease in demand could adversely affect our business, operating results, and financial condition.

Failure to effectively and timely achieve our GHG emissions reduction goals could damage our reputation and have an adverse effect on the demand for our products.
We have set GHG emissions reduction goals for 2030 and aim to achieve net zero scope 1 and 2 GHG emissions by 2050. In 2026, we updated these goals. Our ability to achieve these updated goals depends on many factors, including the development and availability of technology, our ability to secure permits and emissions credits, project execution risk, the availability of infrastructure, the availability of suppliers, the availability of supportive governmental policies, industry standards and markets, evolving regulatory requirements, competitor actions, and customer and consumer preferences. We may also not timely adapt to changes or methods in carbon pricing that could increase our costs and reduce our competitiveness. The cost associated with our GHG emissions reduction goals could be significant.
We may need to further update our goals to address market changes. We also participate, along with other companies, institutes, universities, trade associations and other organizations, in various initiatives, campaigns, and other projects that express various ambitions, aspirations and goals related to climate change, emissions and energy transition. Our individual ambitions, future performance or policies may differ from the ambitions of those organizations or the individual ambitions of other participants in these various initiatives, campaigns, and other projects, and we may unilaterally change our own ambitions, aspirations and goals in ways that no longer align with these organizations. Failure to achieve our emissions targets could result in reputational harm, enforcement or litigation, changing investor sentiment regarding investment in LyondellBasell or a negative impact on access to and cost of capital.
Failure to achieve our circularity goals could have an adverse effect on the demand for our products and damage our reputation.
We have set a 2030 circularity goal for producing and marketing recycled and renewable-based polymers annually by 2030. Many of our customers also have goals to increase the recycled and renewable content in their own products and packaging. Our ability to achieve our goal depends on many factors, including the availability of collection and sortation infrastructure, evolving regulations on chemical recycling and recycled content, customer demand, our ability to grow our CLCS business, make investments, develop and deploy new technologies, expand the global footprint of our recycling facilities and joint ventures, secure access to feedstock, and manufacture recycled and low carbon products at commercial scale. In 2024, we began construction on our first industrial-scale chemical recycling plant at our site in Wesseling, Germany, which utilizes our proprietary MoReTec technology, and we may encounter difficulties in the construction or operation of the facility, or the implementation of MoReTec technology at that scale, which could negatively impact our ability to achieve our goals and damage our reputation with customers and other stakeholders.
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

In 2024, we and eight other industry defendants were named in a proposed class action in Kansas related to industry-wide claims about plastics recyclability. The causes of action include public nuisance from plastic waste in the environment, antitrust, unfair competition, consumer protection, and unjust enrichment. It is possible that this case and similar cases in the future could result in significant fines or damages, or injunctive action that could adversely affect our ability to conduct our business or negatively impact our financial condition or results of operations.
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
Many of our current pension plans have projected benefit obligations that exceed the fair value of the plan assets. As of December 31, 2025, the aggregate deficit was $863 million. Any declines in the fair values of the pension plans’ assets could require additional payments by us in order to maintain specified funding levels.
Our pension plans are subject to legislative and regulatory requirements of applicable jurisdictions, which could include, under certain circumstances, local governmental authority to terminate the plan.
See Note 16 to the Consolidated Financial Statements for additional information regarding pensions and other post-retirement benefits.
Item 1B.    Unresolved Staff Comments.
None.
Item 1C.    Cybersecurity.
We recognize sophisticated global cybersecurity threats and targeted computer crimes pose a continuously evolving risk to the confidentiality, availability, and integrity of our data, operations and infrastructure. We have implemented comprehensive practices to minimize these risks. Our cybersecurity program is based on the National Institute of Standards and Technology Cybersecurity Framework and is certified to the International Organization for Standardization ISO 27001, a standard for information security management, which covers key areas of management, technical and physical controls, legal, compliance and business continuity management.

Our management utilizes a systematic approach to evaluating and determining risk tolerance and prioritizes the safeguarding of our digital assets. The Chief Information Security Officer (“CISO”) is the Vice President of Cybersecurity leading our cybersecurity program and reports to the Executive Vice President and Chief Innovation Officer, who serves on the Executive Committee and reports to the CEO. The CISO has a Master of Science degree in Cybersecurity Operations, is certified as an information security professional with the International Information System Security Certification Consortium (“ISC2”) and International Association of Privacy Professionals, and has over thirty years of leadership experience in technology, systems architecture, and cybersecurity.

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

We recognize the risk posed by global cybersecurity threats, and our Board is regularly updated on emerging risks and maintains oversight of our cybersecurity program implemented to address them. In 2025, management provided a detailed cybersecurity update to the Board and led discussions on specific cybersecurity and process control topics at its May meeting.
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
To further advance cybersecurity awareness, we adopted behavior-based education that helps improve employee’s performance identifying and reporting fraudulent email and voice fraud.
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
•an established program based on the MITRE ATT&CK framework for managing ransomware and other cybersecurity incidents;
•regular internal audits of our IT infrastructure and information security management systems to ensure compliance and continuous improvement;
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

In addition, in 2025, we performed an external maturity assessment of our cybersecurity program to align and compare against our industry and peers. We continued to conduct ransomware simulation exercises and engaged outside consultants to perform external perimeter penetration testing.
While we attempt to mitigate cybersecurity risks by employing a number of measures, as described above, our employees, systems, networks, products, facilities and services remain potentially vulnerable to ransomware or sophisticated espionage. Depending on their nature and scope, such threats could potentially lead to the compromise of confidential information, improper use of our systems and networks, manipulation and destruction of data, defective products, production downtimes and operational disruptions, which in turn could adversely affect our reputation, competitiveness and results of operations or financial condition. As of February 20, 2026, we do not believe that any cybersecurity threats, including those resulting from any previous cybersecurity incidents, have materially affected, or are reasonably likely to materially affect, the Company, including its business strategy, results of operations or financial condition. See Item 1A. Risk Factors - General Risk Factors for additional information.
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
In April 2025, the State of Texas filed suit against our subsidiary, Equistar Chemicals, L.P., in Travis County District Court seeking civil penalties and injunctive relief for violations of the Texas Clean Air Act related to several alleged emission events between May 2018 and April 2021.
In May 2025, the Texas Commission on Environmental Quality issued a proposed Agreed Order to Equistar Chemicals, L.P. to resolve alleged air permitting exceedances at the La Porte Complex between 2020 and 2022.
In November 2025, the Illinois Attorney General issued a proposed Stipulation to Equistar Chemicals, L.P. to resolve alleged air exceedances at the Morris Plant between 2018 and 2024.
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

PART II
Item 5.    Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.
Market and Dividend Information
Our shares were listed on the New York Stock Exchange (“NYSE”) on October 14, 2010 under the symbol “LYB.”
The payment of dividends or distributions in the future will be subject to the requirements of Dutch law and the discretion and approval of our Board of Directors. The declaration of any future cash dividends and, if declared, the amount of any such dividends, will depend upon general business conditions, our financial condition, our earnings and cash flow, our capital requirements, financial covenants and other contractual restrictions on the payment of dividends or distributions.
We intend to continue to declare and pay quarterly dividends after giving consideration to our cash balances and expected results from operations. Our focus on funding our dividends is balanced with our commitment to maintain an investment grade balance sheet as part of our capital allocation strategy and there can be no assurance that any dividends or distributions will be declared or paid in the future.
Holders
As of February 18, 2026, there were approximately 5,000 record holders of our shares, including Cede & Co. as nominee of the Depository Trust Company.
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
The graph below shows the relative investment performance of LyondellBasell Industries N.V. shares, the S&P 500 Index and the S&P 500 Chemicals Index since December 31, 2020. The graph assumes that $100 was invested on December 31, 2020 and any dividends paid were reinvested at the date of payment. The graph is presented pursuant to SEC rules and is not meant to be an indication of our future performance.

	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
LyondellBasell Industries N.V.	$100.00	$105.07	$104.04	$125.57	$103.74	$66.44
S&P 500 Index	$100.00	$128.71	$105.40	$133.10	$166.40	$196.16
S&P 500 Chemicals Index	$100.00	$125.91	$111.73	$124.07	$123.81	$122.44
Issuer Purchases of Equity Securities

On May 23, 2025, our shareholders approved a share repurchase authorization of up to 34.0 million ordinary shares, through November 23, 2026, which superseded any prior repurchase authorizations. The maximum number of shares that may yet be purchased is not necessarily an indication of the number of shares that will ultimately be purchased.
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
Discontinued operations also include costs associated with the closure and dismantlement of our Berre refinery.
The discussion summarizing the significant factors affecting the results of operations and financial condition for the year ended December 31, 2023 and for the year ended December 31, 2024 compared to 2023, except as impacted by the change for discontinued operations discussed above, has been excluded from this Form 10-K and can be found in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the Securities and Exchange Commission on February 27, 2025, of which Item 7 is incorporated herein by reference.
OVERVIEW
Results from continuing operations for 2025 decreased when compared to 2024, primarily as a result of non-cash impairment charges recognized in 2025 in our Olefins and Polyolefins-Europe, Asia, International (“O&P-EAI”) and Advanced Polymer Solutions (“APS”) segments. Throughout 2025, petrochemical markets faced significant headwinds from global trade disruptions, falling oil prices and capacity additions which outpaced global demand growth. In our Olefins and Polyolefins-Americas (“O&P-Americas”) segment, polyethylene chain margins fell due to trade issues, higher feedstock costs and a well-supplied market. In our O&P-EAI segment, polymer margins declined throughout 2025 due to competition from imports, partially offset by lower feedstock costs. In our Intermediates and Derivatives (“I&D”) segment, new octane capacity pressured oxyfuels and related products margins through most of the summer driving season. Our APS segment delivered meaningful gains through margin improvement, portfolio optimization and increased business win rates.

In 2025, we agreed to sell certain European olefins and polyolefins assets and the associated business. The sale is expected to close in the second quarter of 2026. In connection with the sale, we expect to recognize a loss of approximately $700 million to $900 million upon closing, which includes a cash contribution of approximately $300 million to the sold businesses prior to closing.
During 2025, we generated $2.3 billion in cash from operating activities. We invested $1.9 billion in capital expenditures and returned $2.0 billion to shareholders through dividend payments and share repurchases.

Results of operations for the periods discussed are presented in the table below.

	Year Ended December 31,
Millions of dollars	2025	2024	2023
Sales and other operating revenues	$30,153	$33,394	$33,336
Cost of sales	27,576	28,750	28,435
Goodwill impairments	972	—	252
Other impairments	279	949	255
Selling, general and administrative expenses	1,610	1,642	1,539
Research and development expenses	136	135	130
Operating income (loss)	(420)	1,918	2,725
Interest expense	(487)	(481)	(477)
Interest income	97	150	129
Gain (loss) on sale of business	(6)	284	—
Other income (expense), net	113	47	(58)
Loss from equity investments	(12)	(217)	(20)
Income (loss) from continuing operations before income taxes	(715)	1,701	2,299
Provision for income taxes	70	259	433
Income (loss) from continuing operations	(785)	1,442	1,866
Income (loss) from discontinued operations, net of tax	47	(75)	255
Net income (loss)	(738)	1,367	2,121
Other comprehensive income (loss), net of tax—
Financial derivatives	(22)	115	(80)
Defined benefit pension and other postretirement benefit plans	45	(2)	(97)
Foreign currency translations	199	(169)	73
Total other comprehensive income (loss), net of tax	222	(56)	(104)
Comprehensive income (loss)	$(516)	$1,311	$2,017
RESULTS OF OPERATIONS
Revenues—Revenues decreased by $3,241 million, or 10%, in 2025 compared to 2024. Lower average sales prices for many of our products resulted in an 8% decrease in revenues, while lower sales volumes driven by lower demand led to a 4% decrease. These declines were partially offset by favorable foreign exchange impacts, which led to a 2% increase in revenues. Revenues were relatively flat in 2024 compared to 2023.
Cost of Sales—Cost of sales decreased by $1,174 million, or 4%, in 2025 compared to 2024, primarily due to lower feedstock and energy costs. In 2024, cost of sales increased by $315 million, or 1%, compared to 2023, mainly driven by higher feedstock and energy costs.
Fluctuations in our cost of sales are generally driven by changes in feedstock and energy costs. After giving consideration to the reclassification of the refinery business to discontinued operations, feedstock and energy costs represent approximately 70% of total annual cost of sales over the last three years. Other variable costs account for approximately 10% to 15%, while fixed operating costs, consisting primarily of expenses related to employee compensation, depreciation and amortization, and maintenance, account for the remainder.

Impairments—In the third quarter of 2025, a prolonged downturn in, and outlook for, the European petrochemical and global automotive industries, particularly affecting our O&P-EAI and APS segments, combined with the sustained decline in our market capitalization, drove non-cash impairment charges of $1,182 million within these segments. Additionally, during 2025, we recognized other non-cash impairment charges of $69 million, primarily related to property, plant and equipment in our O&P-Americas and O&P-EAI segments.
During 2024, we recognized non-cash impairment charges of $949 million, primarily consisting of $892 million of property, plant and equipment impairments in our O&P-EAI and APS segments.
During 2023, we recognized non-cash impairment charges of $507 million, primarily consisting of a $252 million goodwill impairment charge in our APS segment and a $192 million impairment charge related to our European PO Joint Venture, recognized in our I&D segment.
See Notes 9 and 10 to the Consolidated Financial Statements for additional information regarding impairment charges.
SG&A Expenses—Selling, general and administrative (“SG&A”) expenses decreased by $32 million, or 2%, in 2025 compared to 2024, with approximately 70% of the decrease attributable to lower professional fees and the remainder primarily driven by reduced spending on strategic projects. In 2024, SG&A expenses increased by $103 million, or 7%, compared to 2023, primarily due to higher employee-related expenses.
Operating Income (Loss)—Operating income decreased by $2,338 million, or 122%, in 2025 compared to 2024. In 2025, operating income for our O&P-Americas, APS, I&D and Technology segments decreased by $1,364 million, $695 million, $523 million and $201 million, respectively, compared to 2024. These decreases were partially offset by an increase of $324 million in our O&P EAI segment. Results for each of our business segments are discussed further in the Segment Analysis section below.
Operating income decreased by $807 million, or 30%, in 2024 compared to 2023. The decline was driven primarily by an $848 million decrease in our O&P‑EAI segment, largely reflecting an $837 million non‑cash impairment related to assets included in our European strategic review. Operating income in our I&D segment decreased by $311 million primarily due to lower oxyfuels and related products margins, partially offset by the absence of a $192 million impairment charge recognized in 2023. Results for our APS segment improved $213 million primarily due to impairment charges of $252 million recognized in 2023. Our O&P‑Americas segment improved $140 million driven by improved olefins margins. Operating income in our Technology segment increased by $4 million, reflecting higher licensing results.
Interest Income—Interest income decreased by $53 million, or 35%, in 2025 compared to 2024. Approximately 55% of the decrease was driven by lower average cash balances invested in short-term marketable securities, with the remainder due to lower average interest rates. Interest income increased $21 million, or 16%, in 2024 compared to 2023, primarily as a result of increased average cash balances invested in short-term marketable securities.
Gain (Loss) on Sale of Business—In the second quarter of 2024, we completed the sale of our Ethylene Oxide & Derivatives (“EO&D”) business and associated production facilities located in Bayport, Texas and recognized a pre-tax gain of $284 million. See Note 9 to the Consolidated Financial Statements for additional information.
Other Income (Expense), Net—Other income increased by $66 million, or 140%, in 2025 compared to 2024, primarily due to a $67 million gain recognized on the sale of excess European emissions credits during 2025. In 2024, other income increased by $105 million, or 181%, compared to 2023. Approximately $50 million of this increase was due to the net impact of foreign exchange transactions, while the remaining increase was primarily attributable to the sale of precious metals and the impact of legal settlements, each contributing approximately $25 million.
Loss from Equity Investments—Results from equity investments increased by $205 million, or 94%, in 2025 compared to 2024, primarily due to the absence of a deferred tax valuation allowance charge and equity losses related to a Chinese joint venture in our O&P-EAI segment that were recognized in 2024.

Income Taxes—Our effective income tax rates of (9.8)% in 2025 and 15.2% in 2024 resulted in tax expense of $70 million and $259 million, respectively. The lower effective tax rate for 2025 was primarily attributable to changes in earnings in countries with varying statutory tax rates, largely attributable to third quarter non-cash impairments decreasing the effective tax rate by 66.2 percentage points in comparison to 2024. This decrease was partially offset by increases in the effective tax rate related to fluctuations in foreign exchange gains and losses, coupled with the establishment of valuation allowances against deferred tax assets, which increased the effective tax rate by 24.4 percentage points and 23.2 percentage points, respectively.
Our effective income tax rates of 15.2% in 2024 and 18.8% in 2023 resulted in tax expense of $259 million and $433 million, respectively. The lower effective tax rate for 2024 was primarily attributable to changes in earnings in countries with varying statutory tax rates, largely attributable to fourth quarter non-cash impairments decreasing the effective tax rate by 4.7 percentage points in comparison to 2023. There was a further decrease in the effective tax rate of 1.8 percentage points related to fluctuations in foreign exchange gains and losses, partially offset by an increase in the effective tax rate of 2.5 percentage points related to reduced exempt income in 2024.
For additional information, see Note 18 to the Consolidated Financial Statements.
Income (Loss) from Discontinued Operations, Net of Tax—Income (loss) from discontinued operations, net of tax, increased by $122 million, or 163%, in 2025 compared to 2024. In 2025, we recognized a last-in, first-out (“LIFO”) benefit of $196 million, net of tax, resulting from the liquidation of low-cost inventory, and a gain on the sale of pipelines of approximately $24 million, net of tax. These benefits were partially offset by a decrease of $40 million in income from discontinued operations, net of tax, related to our Berre refinery, primarily due to the recognition of an environmental reserve in 2025. The remainder of the change was primarily driven by increased costs as we ceased business operations at our Houston refinery in February 2025.
Income (loss) from discontinued operations, net of tax, decreased by $330 million, or 129%, in 2024 compared to 2023. Lower margins from our Houston refinery, driven by a decrease in the Maya 2-1-1 industry crack spread, resulted in a 225% decrease in results from discontinued operations compared to the prior period. A decrease in costs related to our exit from the refinery business resulted in a 61% benefit in Income (loss) from discontinued operations, net of tax. The remainder of the change was primarily related to a decrease in income tax expense.
Comprehensive Income (Loss)—Comprehensive income (loss) decreased by $1,827 million in 2025 compared to 2024, primarily due to a decrease in net income (loss). The activities from the remaining components of Comprehensive income (loss) are discussed below.
Financial derivatives designated as cash flow hedges, primarily our commodity swaps, led to a decrease in Comprehensive income (loss) of $137 million in 2025 compared to 2024, reflecting commodity pricing volatility. Foreign currency translations increased Comprehensive income (loss) by $368 million in 2025 compared to 2024, primarily due to the weakening of the U.S. dollar relative to the euro in 2025, partially offset by the effective portion of our net investment hedges. See Notes 15, 16 and 20 to the Consolidated Financial Statements for further discussions.

Segment Analysis
We use net income (loss) before interest, income taxes, and depreciation and amortization (“EBITDA”) as our measure of profitability for segment reporting purposes. This measure of segment operating results is used by our chief operating decision maker to assess the performance of, and allocate resources to, our operating segments. Intersegment eliminations and items that are not directly related or allocated to business operations, such as foreign exchange gains or losses and components of pension and other post-retirement benefits other than service costs, are included in “Other.” See the table below for a reconciliation of EBITDA to its nearest generally accepted accounting principles (“GAAP”) measure.
The following table presents the reconciliation of Net income (loss) to EBITDA for each of the periods presented:

	Year Ended December 31,
Millions of dollars	2025	2024
Net income (loss)	$(738)	$1,367
Provision for income taxes	84	240
Depreciation and amortization	1,390	1,522
Interest expense, net	390	331
EBITDA	$1,126	$3,460

Our continuing operations are managed through five reportable segments: O&P-Americas, O&P-EAI, I&D, APS and Technology. Revenues and other information for the periods presented are reflected in the tables below for our reportable segments:

	Year Ended December 31,
Millions of dollars	2025	2024
Sales and other operating revenues:
O&P-Americas segment	$9,801	$11,533
O&P-EAI segment	10,227	10,867
I&D segment	9,069	10,424
APS segment	3,472	3,634
Technology segment	549	671
Other, including intersegment eliminations	(2,965)	(3,735)
Total	$30,153	$33,394
Operating income (loss):
O&P-Americas segment	$441	$1,805
O&P-EAI segment	(684)	(1,008)
I&D segment	428	951
APS segment	(743)	(48)
Technology segment	137	338
Other, including intersegment eliminations	1	(120)
Total	$(420)	$1,918

	Year Ended December 31,
Millions of dollars	2025	2024
Depreciation and amortization:
O&P-Americas segment	$652	$619
O&P-EAI segment	203	220
I&D segment	409	401
APS segment	83	90
Technology segment	43	42
Total	$1,390	$1,372
Income (loss) from equity investments:
O&P-Americas segment	$37	$13
O&P-EAI segment	(52)	(217)
I&D segment	3	(13)
Total	$(12)	$(217)
Impairments:
O&P-Americas segment	$9	$—
O&P-EAI segment	460	892
I&D segment	—	2
APS segment	782	55
Total	$1,251	$949
Gain (loss) on sale of business:
I&D segment	$—	$284
APS segment	(6)	—
Total	$(6)	$284
Other income (expense), net:
O&P-Americas segment	$14	$8
O&P-EAI segment	76	14
I&D segment	38	41
APS segment	15	12
Technology segment	—	(1)
Other, including intersegment eliminations	(30)	(27)
Total	$113	$47
EBITDA:
O&P-Americas segment	$1,144	$2,445
O&P-EAI segment	(457)	(991)
I&D segment	878	1,664
APS segment	(651)	54
Technology segment	180	379
Discontinued operations	61	56
Other, including intersegment eliminations	(29)	(147)
Total	$1,126	$3,460

Olefins and Polyolefins-Americas Segment
Overview—EBITDA decreased in 2025 relative to 2024 primarily due to lower margins.
In calculating the impact of margin and volume on EBITDA, consistent with industry practice, we offset revenues and volumes related to ethylene co-products against the cost to produce ethylene. Volume and price impacts of ethylene co-products are reported in margin.
Ethylene Raw Materials—Ethylene and its co-products are produced from two major raw material groups:
•natural gas liquids, principally ethane and propane, the prices of which are generally affected by natural gas prices; and
•crude oil-based liquids (“liquids” or “heavy liquids”), including naphtha, condensates and gas oils, the prices of which are generally related to crude oil prices.
We have flexibility to vary the raw material mix and process conditions in our U.S. olefins plants in order to maximize profitability as market prices fluctuate for both feedstocks and products. Although prices of crude-based liquids and natural gas liquids are generally related to crude oil and natural gas prices, during specific periods the relationships among these materials and benchmarks may vary significantly. Ethane made up approximately 75% to 80% of the raw materials used in our North American crackers in 2025 and 2024.
The following table sets forth selected financial information for the O&P-Americas segment including Income from equity investments, which is a component of EBITDA.

	Year Ended December 31,
Millions of dollars	2025	2024
Sales and other operating revenues	$9,801	$11,533
Income from equity investments	37	13
EBITDA	1,144	2,445
Revenues—Revenues decreased by $1,732 million, or 15%, in 2025 compared to 2024. Lower average sales prices across most of our products, driven by a lower oil price environment and ample product supply, resulted in a 9% decrease in revenue. Lower volumes, driven by planned and unplanned outages, resulted in a 6% decrease in revenue.
EBITDA—EBITDA decreased by $1,301 million, or 53%, in 2025 compared to 2024. Lower olefins results led to a 36% decrease in EBITDA, primarily driven by lower margins from a decrease in co-product contribution. Lower polyethylene results led to a 16% decrease in EBITDA, primarily due to margin compression attributed to unfavorable macroeconomic conditions.
Olefins and Polyolefins-Europe, Asia, International Segment
Overview—Segment results were affected by impairment charges recognized in 2024 and 2025. Polymer margins weakened during 2025 as increased import competition created unfavorable market conditions.
In calculating the impact of margin and volume on EBITDA, consistent with industry practice, we offset revenues and volumes related to ethylene co-products against the cost to produce ethylene. Volume and price impacts of ethylene co-products are reported in margin.
Ethylene Raw Materials—In Europe, naphtha is the primary raw material for our ethylene production and represented approximately 70% and 60% of the raw materials used in 2025 and 2024, respectively.

The following table sets forth selected financial information for the O&P-EAI segment including Loss from equity investments, which is a component of EBITDA.

	Year Ended December 31,
Millions of dollars	2025	2024
Sales and other operating revenues	$10,227	$10,867
Loss from equity investments	(52)	(217)
EBITDA	(457)	(991)
Revenues—Revenues decreased by $640 million, or 6%, in 2025 compared to 2024. Lower average sales prices, primarily as a result of a decrease in the price of naphtha, drove an 8% decrease in revenues. Lower volumes resulted in a 2% decrease in revenue, equally due to lower demand and unplanned downtime. Favorable foreign exchange impacts resulted in a 4% increase in revenue.
EBITDA—EBITDA increased by $534 million, or 54%, in 2025 compared to 2024. During 2025, we recognized a $400 million non-cash goodwill impairment charge related to a prolonged downturn in, and outlook for, the European petrochemical industry. During 2024, we recognized an $837 million non-cash impairment of property, plant and equipment related to our European assets included in our strategic review.
Additionally, results from equity investments resulted in a 17% increase in EBITDA, primarily as a result of the absence of both a deferred tax valuation allowance for a Chinese joint venture recognized during the fourth quarter of 2024 and related equity losses. The remaining decrease was primarily due to lower polymer margins, driven by lower spreads from unfavorable pricing from weaker demand.
Intermediates and Derivatives Segment
Overview—EBITDA decreased in 2025 compared to 2024 driven by lower oxyfuels and related products results, shutdown costs related to our European PO Joint Venture recognized in 2025, and the absence of a gain on sale of our EO&D business recognized in the second quarter of 2024.
The following table sets forth selected financial information for the I&D segment including Income (loss) from equity investments, which is a component of EBITDA.

	Year Ended December 31,
Millions of dollars	2025	2024
Sales and other operating revenues	$9,069	$10,424
Income (loss) from equity investments	3	(13)
EBITDA	878	1,664
Revenues—Revenues decreased by $1,355 million, or 13%, in 2025 compared to 2024. Lower average sales prices resulted in a 10% decrease in revenue driven primarily by oxyfuels and related products as a result of lower crude pricing. A decline in sales volumes due to the second quarter of 2024 sale of our EO&D business and associated production facilities resulted in a 4% decrease in revenue. Favorable foreign exchange impacts resulted in a 1% increase in revenue.

EBITDA—EBITDA decreased $786 million, or 47%, in 2025 compared to 2024. During 2024, we recognized a $284 million gain on the sale of our EO&D business. During 2025, we permanently closed our European PO Joint Venture incurring $126 million of shutdown costs in the year. Lower oxyfuels and related products margins resulted in a 24% decrease in EBITDA driven by lower crude pricing from softer global demand as compared to the prior year. This decrease was partially offset by improved oxyfuel and related products volumes which increased EBITDA by 9% primarily due to more sales volumes.
Advanced Polymer Solutions Segment
Overview—Segment results were affected by impairment charges recognized in 2024 and 2025. EBITDA improved due to transformational programs included in our stepping up performance and culture strategy.
The following table sets forth selected financial information for the APS segment.

	Year Ended December 31,
Millions of dollars	2025	2024
Sales and other operating revenues	$3,472	$3,634
EBITDA	(651)	54
Revenues—Revenues decreased in 2025 by $162 million, or 4%, compared to 2024. Lower sales volumes resulted in a 4% decrease in revenue stemming from weaker automotive demand. Lower average sales prices resulted in a 2% decrease in revenue. Favorable foreign exchange impacts resulted in a revenue increase of 2%.

EBITDA—EBITDA decreased in 2025 by $705 million, compared to 2024. During 2025, we recognized $782 million of non-cash impairment charges related to a prolonged downturn in, and outlook for, the global automotive industry. During 2024, unfavorable market conditions resulted in the loss of customers in our APS specialty powders business unit, resulting in a non-cash impairment charge of $55 million related to property, plant and equipment. See Note 9 to our Consolidated Financial Statements for additional information related to our impairments. The remaining change was primarily related to margin improvements primarily as a result of lower fixed costs driven by our transformation programs including portfolio optimizations including actions taken as a part of our cash improvement plan.
Technology Segment
Overview—Our Technology segment recognizes revenues related to the sale of polyolefin catalysts and the licensing of chemical and polyolefin process technologies. These revenues are offset in part by the costs incurred in the production of catalysts, licensing and services activities and research and development (“R&D”) activities. In 2025 and 2024, our Technology segment incurred approximately 60% and 55% of all R&D costs, respectively.
EBITDA decreased in 2025 compared to 2024 due to lower licensing results and lower catalyst margins as the planned pace of global polyolefin capacity additions moderated from lower demand for polyolefin products.
The following table sets forth selected financial information for the Technology segment.

	Year Ended December 31,
Millions of dollars	2025	2024
Sales and other operating revenues	$549	$671
EBITDA	180	379
Revenues—Revenues decreased by $122 million, or 18%, in 2025 compared to 2024. Lower licensing revenues resulting from recognition of revenue on fewer contracts drove a 16% decrease in revenue. Lower catalyst prices drove a 3% decrease in revenues. Lower catalyst volumes resulting from lower demand drove a 3% decrease in revenues. Favorable foreign exchange impact resulted in a 4% increase in revenues.

EBITDA—EBITDA in 2025 decreased by $199 million, or 53%, compared to 2024. Licensing results led to a 31% decrease in EBITDA resulting from fewer contracts with lower average values reaching significant milestones. Lower catalyst margins resulted in a 20% decrease in EBITDA as a result of lower production levels.
FINANCIAL CONDITION
The following table summarizes operating, investing and financing cash flow activities:

	Year Ended December 31,
Millions of dollars	2025	2024
Cash provided by (used in):
Operating activities	$2,262	$3,819
Investing activities	(1,776)	(1,853)
Financing activities	(507)	(1,895)
Operating Activities—Cash provided by operating activities of $2,262 million in 2025 primarily reflected net loss adjusted for non-cash items, $393 million of tax payments which includes $235 million in U.S. Federal corporate income tax payments deferred from 2024 into 2025 under Hurricane Beryl disaster relief, and cash activities primarily related to Accounts receivable, Inventories, and Accounts payable.
Decreased Accounts receivable of $687 million was driven by lower average sales prices and volumes resulting from weak market conditions in our O&P-Americas, O&P-EAI, and I&D segments. Decreased Accounts payable of $768 million was primarily driven by lower production volumes from lower operating rates and decreased raw material costs in our O&P-EAI segment coupled with timing of payments. These changes also reflect our efforts to address ongoing macroeconomic volatility and strengthen financial results through our cash improvement plan. The decrease of $945 million in Inventories was primarily driven by our cash improvement plan actions.
Cash provided by operating activities of $3,819 million in 2024 primarily reflected earnings adjusted for non-cash items and cash activities primarily related to Accounts receivable, Inventories, and Accounts payable. Decreased Accounts receivable of $127 million was primarily driven by lower average sales prices coupled with timing of sales and customer payments. The decrease of $25 million in Inventories was primarily driven by higher sales volumes, slightly offset by inventory build in anticipation of turnarounds in the first quarter of 2025. Decreased Accounts payable of $122 million was driven by decreased raw material costs, partially offset by timing of payments.
Investing Activities—Capital expenditures in 2025 totaled $1,878 million compared to $1,839 million in 2024, of which approximately 65% and 75%, respectively, support sustaining maintenance such as turnaround activities at several sites as well as other plant health, safety and environmental projects. The remaining expenditures support profit-generating growth projects. See Note 22 to the Consolidated Financial Statements for additional information regarding capital spending by segment.
In 2025, we received proceeds of $67 million upon the sale of excess European emission credits. In 2024, we sold our EO&D business for $689 million and invested approximately $500 million to acquire a 35% stake in the National Petrochemical Industrial Company joint venture. See Notes 10 and 22 to the Consolidated Financial Statements for additional information.
In 2025, foreign currency contracts with an aggregate notional value of €750 million expired. Upon settlement of these foreign currency contracts, we paid €750 million ($877 million at the expiry spot rate) to our counterparties and received $843 million from our counterparties. Additionally, in 2025 we received $59 million upon termination and cash settlement of our cross-currency interest rate swaps, designated as net investment hedges, maturing in 2025 and 2030.
In 2024, foreign currency contracts with an aggregate notional value of €850 million expired. Upon settlement of these foreign currency contracts, we paid €850 million ($921 million at the expiry spot rate) to our counterparties and received $967 million from our counterparties.

Financing Activities—We made dividend payments totaling $1,764 million and $1,720 million, in 2025 and 2024, respectively. Additionally, in 2025 and 2024, we made payments of $201 million and $195 million to repurchase outstanding ordinary shares, respectively. For additional information related to our share repurchases and dividend payments, see Note 20 to the Consolidated Financial Statements.
In 2025, we issued $500 million of 5.125% guaranteed notes due 2031 and $1,000 million of 5.875% guaranteed notes due 2036. Combined net proceeds from the sale of the notes are expected to be used for general corporate purposes, which may include the repayment of the outstanding principal on our guaranteed notes due 2026 and 2027.
In 2025, we issued $500 million of 6.150% guaranteed notes due 2035. Net proceeds from the sale of the notes were used for general corporate purposes, including the repayment of $492 million remaining of outstanding principal of our 1.25% guaranteed notes due 2025.
In 2024, we issued $750 million of 5.5% guaranteed notes due 2034. Additionally, we repaid the $775 million remaining of outstanding principal on our 5.75% senior notes due 2024.
For additional detail regarding these debt transactions see Note 13 to the Consolidated Financial Statements.
In 2024, foreign currency contracts with an aggregate notional value of €784 million expired. Upon settlement of these foreign currency contracts, which were designated as cash flow hedges, we paid €784 million ($835 million at the expiry spot rate) to our counterparties and received $849 million from our counterparties.
For additional information related to our swaps and currency contracts, see Note 15 to the Consolidated Financial Statements.
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
In February 2026, we declared a quarterly dividend of $0.69 per share, representing a $0.68 per share reduction from our fourth quarter 2025 dividend. The dividend will be paid to shareholders on March 9, 2026, with an ex-dividend and record date of March 2, 2026.
Cash Improvement Plan

In April 2025, to address ongoing macroeconomic volatility, we announced a cash improvement plan. The plan targeted a $600 million run-rate in annualized savings for 2025 relative to our 2025 internal plan. The cash improvement plan included three initiatives: (1) deferral of capital spending; (2) net reduction in Accounts receivable, Inventory and Accounts payable; and (3) fixed cost reductions. As of the end of 2025, the cash improvement plan achieved $800 million in annualized cash savings relative to our 2025 plan. For 2026, we expect to generate an additional $500 million of cash savings relative to 2025 actuals for a cumulative target of $1.3 billion. We will continue to prioritize capital spending on maintenance and certain growth projects. Fixed cost reductions may be achieved through contract changes, reductions in employees and employee-related expenses or other means. During 2025, we incurred $32 million in severance costs associated with the cash improvement plan.
Cash and Liquid Investments
As of December 31, 2025, we had Cash and cash equivalents totaling $3,443 million, which includes $678 million in jurisdictions outside of the U.S., primarily held within the United Kingdom. There are currently no legal or economic restrictions that would materially impede our transfers of cash.
Credit Arrangements
At December 31, 2025, we had total debt, including current maturities, of $12,938 million. Additionally, we had $169 million of outstanding letters of credit, bank guarantees and surety bonds issued under uncommitted credit facilities.
We had total unused availability under our credit facilities of $4,650 million at December 31, 2025, which included the following:
•$3,750 million under our $3,750 million Senior Revolving Credit Facility. This facility backs our $2,500 million commercial paper program. Availability under this facility is net of outstanding borrowings, outstanding letters of credit provided under the facility and notes issued under our commercial paper program. At December 31, 2025, we had no outstanding commercial paper and no borrowings or letters of credit outstanding under this facility; and
•$900 million under our $900 million U.S. Receivables Facility. Availability under this facility is subject to a borrowing base of eligible receivables, which is reduced by outstanding borrowings and letters of credit, if any. At December 31, 2025, we had no borrowings or letters of credit outstanding under this facility.
In 2025, we amended the Senior Revolving Credit Facility primarily to increase the maximum leverage ratio (as defined in the Credit Agreement) through 2027 unless we elect to terminate such provisions sooner. Included in the amendment are certain limitations, including restrictions on dividend increases, if our leverage ratio is greater than or equal to 4.00 to 1.00, and share repurchases except to offset dilution. Additionally, the modification to the maximum leverage ratio was incorporated into the U.S. Receivables Facility. See Note 13 to the Consolidated Financial Statements for additional details.
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
Share Repurchases
In May 2025, our shareholders approved a proposal to authorize us to repurchase up to 34.0 million ordinary shares, through November 23, 2026, which superseded any prior repurchase authorizations. Our share repurchase authorization does not have a stated dollar amount, and purchases may be made through open market purchases, private market transactions or other structured transactions. Repurchased shares could be retired or used for general corporate purposes, including for various employee benefit and compensation plans. In 2025, we purchased approximately 3.0 million shares under our share repurchase authorization for $201 million.

The maximum number of shares that may yet be purchased is not necessarily an indication of the number of shares that will ultimately be purchased. As of February 18, 2026, we had approximately 34.0 million shares remaining under the current authorization. The timing and amounts of additional shares repurchased, if any, will be determined based on our evaluation of market conditions and other factors, including any additional authorizations approved by our shareholders. In September 2025, we amended our Senior Revolving Credit Facility which now restricts share repurchases, except to offset dilution. For additional information related to our share repurchase authorizations, see Note 20 to the Consolidated Financial Statements.
Capital Budget
In 2026, we are planning to invest approximately $1.2 billion in capital expenditures. Approximately $800 million of the 2026 budget is planned for sustaining maintenance, with the remaining budget supporting profit-generating growth projects. Our capital spending plans are aligned with our strategic pillars. However, while we continue to invest in MoReTec-1 as planned, we are delaying construction to expand our propylene production capacity at our Channelview Complex (Flex-2) and delaying other capital projects to preserve capital during the cycle downturn.
Cash Requirements from Contractual and Other Obligations
As part of our ongoing operations, we enter into contractual arrangements that may require us to make future cash payments under certain circumstances. Our cash requirements related to contractual and other obligations primarily consist of purchase obligations, principal and interest payments on outstanding debt, lease payments, pension and other post-retirement benefits and income taxes. For more information regarding our debt arrangements, lease obligations, pension and other post-retirement benefits and income taxes, see Notes 13, 14, 16 and 18 to the Consolidated Financial Statements, respectively.
We are party to obligations to purchase raw materials, utilities and industrial gases which are designed to ensure sources of supply and are not expected to be in excess of normal requirements. These purchase arrangements include provisions which state minimum purchase quantities or fixed-fees; however, in the event we do not take the contractual minimum volumes, we are obligated to compensate the vendor only for any resulting economic losses they suffer. No material fees were paid to vendors for such losses in 2025. Assuming that contractual minimum volumes are purchased at contract prices as of December 31, 2025, these commitments represent approximately 20% of our annual Cost of sales with a weighted average remaining term of 6 years.
We also have purchase obligations under take-or-pay agreements which require us to either buy and take delivery of a minimum quantity of goods or to pay for any shortfall. These arrangements largely relate to product off-take agreements with a joint venture located in Poland. No material shortfall was paid for quantities not taken under these contracts in 2025. When valued using a contract price as of December 31, 2025, these commitments represent approximately 5% of our annual Cost of sales with a weighted average remaining term of 14 years.
In connection with the agreement for the sale of select European olefins & polyolefins assets and the associated business, we anticipate making a cash contribution of approximately $300 million to the sold businesses prior to closing in the second quarter of 2026. Other costs, including selling expenses, separation costs, and employee-related costs, are estimated to range from approximately $100 million to $150 million and are expected to be incurred primarily prior to closing. See Note 4 to our Consolidated Financial Statements for additional information.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
We apply accounting policies that best reflect the underlying business and economic events, consistent with U.S. GAAP. Inherent in such policies are certain key assumptions and estimates which are updated periodically. We believe the following accounting policies and estimates, and the judgments and uncertainties affecting them, are critical in understanding our reported operating results and financial condition.
Inventories—We account for our raw materials, work-in-progress and finished goods inventories using the LIFO method of accounting. The cost of raw materials, which represents a substantial portion of our operating expenses, and energy costs generally follow price trends for crude oil and natural gas which are subject to many factors, including changes in economic conditions.

Since our inventory consists of manufactured products derived from crude oil, natural gas, natural gas liquids and correlated materials, as well as the associated feedstocks and intermediate chemicals, our inventory market values are generally influenced by changes in the benchmark of crude oil and heavy liquid values and prices for manufactured finished goods. The degree of influence of a particular benchmark may vary from period to period, as the composition of the dollar-value LIFO pools change. An actual valuation of inventory under the LIFO method is performed at the end of each year based on inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on our estimate of expected inventory levels and costs at the end of the year.
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
As of December 31, 2025, three of our nine LIFO inventory pools, with a combined carrying value of $1.6 billion, were valued close to their respective market values. If there is a sustained decline in market prices in subsequent periods, we may recognize a LCM inventory valuation charge to reduce the carrying value of these pools to their respective market value. The extent of any future adjustment will depend on pool‑specific commodity pricing trends and changes in the composition of each dollar‑value LIFO pool at the balance sheet date. Given the inherent volatility in market pricing we cannot predict the extent of any such charge. Lower of cost or market charges recognized during an interim period can be reversed, partially or fully, in subsequent interim periods of the same fiscal year if market pricing recovers prior to the earlier of the inventory being sold and the end of the same fiscal year. Accordingly, our cost of sales and results of operations may be affected by such fluctuations.
Long-Lived Assets Impairment Assessment—Long-lived assets are assessed for impairment whenever changes in facts and circumstances indicate that the carrying value of the assets may not be recoverable. The need to test for impairment can be based on several indicators, including a significant reduction in prices of or demand for products produced, a weakened outlook for profitability, a significant reduction in margins, an expectation that a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life, other changes to contracts or changes in the regulatory environment. For purposes of impairment evaluation, long-lived assets, including finite-lived intangible assets, must be grouped at the lowest level for which independent cash flows can be identified. If the sum of the undiscounted estimated pre-tax cash flows is less than the carrying value of an asset group, fair value is calculated using an income approach or a market approach, and the carrying value is written down to the calculated fair value.
Significant judgment is involved in developing estimates of fair value, as the results may be based on assumptions that are not readily observable, including projected operating results, economic conditions, expected cash flows, EBITDA growth rates, terminal values, and discount rates. The discount rates applied in cash flow models reflect considerations such as prevailing market and economic conditions, the risk profile of the projected cash flows, and the return expectations of market participants. Estimates used to determine fair value are consistent with those used in our financial planning and business performance reviews.
During the third quarter of 2025, a prolonged downturn in, and outlook for, the European petrochemical and global automotive industries, particularly affected our O&P-EAI and APS segments, combined with the sustained decline in our market capitalization, constituted a triggering event requiring a quantitative interim impairment test of goodwill and long-lived assets within these segments. As a result we recognized non-cash impairment charges of $111 million related to intangible assets and $99 million related to property, plant and equipment in our APS segment. Additionally, during 2025, we recognized impairment charges of $56 million related to property, plant and equipment in connection with European assets classified as held for sale in our O&P-EAI segment.
The impairments recognized in 2025 were determined utilizing a discounted cash flow method under the income approach. These impairments resulted in a full write-down of property, plant and equipment for the impacted asset groups. Intangible assets remaining within our APS segment after the recognition of impairment charges are immaterial. We believe that any reasonable variation, whether favorable or unfavorable, in a significant input would not have a material effect on Net income (loss). In addition, due to the complexity and interdependence of the assumptions underlying the impairment analysis, it is not practicable to quantify the effect of individual assumptions on Net income (loss).
See Note 9 to the Consolidated Financial Statements for additional information regarding impairment charges.

Goodwill—Goodwill is tested for impairment annually in the fourth quarter, or whenever events or changes in circumstances indicate that the fair value of a reporting unit with goodwill may be less than its carrying amount. We first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Qualitative factors assessed for each of the reporting units include, but are not limited to, changes in long-term commodity prices, discount rates, competitive environments, planned capacity, cost factors such as raw material prices, and financial performance of the reporting units. If the qualitative assessment indicates that it is more likely than not that the carrying value of a reporting unit exceeds its fair value, a quantitative test is required. Under the quantitative impairment test, the fair value of each reporting unit, calculated using an income approach such as a discounted cash flow model, is compared to its carrying value, including goodwill. If the carrying value of the reporting unit, including goodwill, exceeds its fair value, an impairment charge equal to the excess is recognized, up to a maximum amount of goodwill allocated to that reporting unit.
The process of valuing each reporting unit is inherently subjective, as valuation models require the application of significant estimates and the use of unobservable inputs, including projected operating results, economic conditions, expected cash flows, discount rates and other assumptions based on a market participant perspective. The discount rates applied in our cash flow models reflect considerations such as prevailing market and economic conditions, the risk profile of the projected cash flows, and the return expectations of market participants. While we believe our fair value estimates are reasonable, actual results may differ from those projections.
In the third quarter of 2025, we performed a quantitative impairment assessment of the reporting units within our O&P-EAI and APS segments, resulting in the recognition of non-cash impairment charges totaling $972 million. The impairments recognized in our O&P-EAI and APS segments resulted in a full write-down of goodwill for these segments. We believe that any reasonable variation, whether favorable or unfavorable, in a significant input would not have a material effect on Net income (loss). In addition, due to the complexity and interdependence of the assumptions underlying the impairment analysis, it is not practicable to quantify the effect of individual assumptions on Net income (loss). See Note 9 to the Consolidated Financial Statements for additional information.

As of December 31, 2025, we had goodwill of $708 million, primarily related to the acquisition of A. Schulman Inc. in 2018, as well as the tax effects of differences between the tax and book basis of our assets and liabilities, which resulted from the revaluation of those assets and liabilities to fair value in connection with the Company’s emergence from bankruptcy and the application of fresh-start accounting in 2010. In the fourth quarter of 2025, we performed a qualitative impairment assessment of our reporting units, which indicated that it was more likely than not that the fair value of our reporting units exceeded their carrying value, including goodwill. Accordingly, a quantitative goodwill impairment test was not required.
Equity Method Investments Impairment—Investments in nonconsolidated entities accounted for under the equity method are assessed for impairment when there are indicators of a loss in value, such as a lack of sustained earnings capacity or a current fair value less than the investment’s carrying amount. When it is determined such a loss in value is other than temporary, an impairment charge is recognized for the difference between the investment’s carrying value and its estimated fair value. When determining whether a decline in value is other than temporary, we consider factors such as the duration and extent of the decline, the investee’s financial condition and near-term prospects, and our ability and intention to retain our investment for a period that will be sufficient to allow for any anticipated recovery in the value of the investment. Estimates of fair value of an investment is based on the income approach and/or market approach. For the income approach, the fair value is typically based on the present value of expected future cash flows using discount rates believed to be consistent with those used by principal market participants. For the market approach, since quoted market prices are usually not available, we utilize market multiples of revenue and earnings derived from comparable publicly traded industrial gases companies.
Long-Term Employee Benefit Costs—Our costs for long-term employee benefits, particularly pension and other post-retirement medical and life insurance benefits, are incurred over long periods of time and involve many uncertainties over those periods. The net periodic benefit cost attributable to current periods is based on several assumptions about such future uncertainties and is sensitive to changes in those assumptions. It is our responsibility, often with the assistance of independent experts, to select assumptions that, in our judgment, represent its best estimates of the future effects of those uncertainties and to review those assumptions periodically to reflect changes in economic or other factors.

The current benefit service costs, as well as the existing liabilities, for pensions and other post-retirement benefits are measured on a discounted present value basis. The discount rate is a current rate, related to the rate at which the liabilities could be settled. Our assumed discount rate is based on yield information for high-quality corporate bonds with durations comparable to the expected cash settlement of our obligations. For the purpose of measuring the benefit obligations at December 31, 2025, we used a weighted average discount rate of 5.43% for the U.S. plans, which reflects the different terms of the related benefit obligations. The weighted average discount rate used to measure obligations for non-U.S. plans at December 31, 2025, was 4.37%, reflecting market interest rates. The discount rates in effect at December 31, 2025 will be used to measure net periodic benefit cost during 2026.
The benefit obligation and the net periodic benefit cost of other post-retirement medical benefits are also measured based on assumed rates of future increase in the per capita cost of covered health care benefits. As of December 31, 2025, the assumed rate of increase for our U.S. plans was 7.0%, decreasing to 4.5% in 2036 and thereafter.
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
The weighted average expected long-term rate of return on assets in our U.S. plans of 7.25% is based on the average level of earnings that our independent pension investment advisor advised could be expected to be earned over time. The weighted average expected long-term rate of return on assets in our non-U.S. plans of 3.44% is based on expectations and asset allocations that vary by region. The asset allocations are summarized in Note 16 to the Consolidated Financial Statements.
The actual rate of return on plan assets may differ from the expected rate due to the volatility normally experienced in capital markets. Our goal is to manage the investments over the long term to achieve optimal returns with an acceptable level of risk and volatility.
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
The following table reflects the sensitivity of the benefit obligations and the net periodic benefit costs of our pension plans to changes in the actuarial assumptions:

	Effects on Benefit Obligations in 2025		Effects on Net Periodic Pension Costs in 2026
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Projected benefit obligations at December 31, 2025	$1,168	$1,415	$—	$—
Projected net periodic pension costs in 2026	—	—	50	54
Discount rate increases by 100 basis points	(97)	(167)	(2)	(5)
Discount rate decreases by 100 basis points	114	192	12	9

The sensitivity of our post-retirement benefit plans obligations and net periodic benefit costs to changes in actuarial assumptions are reflected in the following table:

	Effects on Benefit Obligations in 2025		Effects on Net Periodic Benefit Costs in 2026
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Projected benefit obligations at December 31, 2025	$134	$55	$—	$—
Projected net periodic benefit costs in 2026	—	—	1	3
Discount rate increases by 100 basis points	(9)	(10)	(1)	(1)
Discount rate decreases by 100 basis points	10	13	1	1
Additional information on the key assumptions underlying these benefit costs appears in Note 16 to the Consolidated Financial Statements.
Accruals for Taxes Based on Income—The determination of our provision for income taxes and the calculation of our tax benefits and liabilities is subject to our estimates and judgments due to the complexity of the tax laws and regulations in the tax jurisdictions in which we operate. Uncertainties exist with respect to interpretation of these complex laws and regulations.
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
CURRENT BUSINESS OUTLOOK
During the first quarter of 2026, we are managing continued volatility in feedstock and energy prices. In our O&P-Americas segment, tight year-end inventories, reduced supply and stronger seasonal demand are supportive for polyethylene price increase initiatives in the market. In O&P-EAI, typical seasonal trends should lead to improved demand. In our I&D segment, oxyfuel profitability is expected to normalize following a volatile 2025 with typical seasonal margin improvements toward the end of the first quarter.
We are aligning our first quarter of 2026 operating rates with global demand and plan to operate our O&P-Americas, O&P-EAI and I&D assets at approximately 85%, 75% and 85%, respectively.
RELATED PARTY TRANSACTIONS
We have related party transactions with our joint ventures. We believe that such transactions are affected on terms substantially no more or less favorable than those that would have been agreed upon by unrelated parties on an arm’s length basis. See Note 6 to the Consolidated Financial Statements for additional related party disclosures.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
See Note 15 to the Consolidated Financial Statements for further discussion of our management of commodity price risk, foreign exchange risk and interest rate risk.
Commodity Price Risk—Prices for our products and raw materials are subject to changes in supply and demand. Natural gas, crude oil, utilities and refined products, along with feedstocks for ethylene and propylene production, constitute the main commodity exposures. Pricing terms in our raw material contracts are generally indexed to market prices. Changes in market prices for raw materials generally correlate with market prices for our products. In certain sales contracts, we may negotiate pricing terms to better align with changes in raw material costs. We also selectively enter commodity swap, option and futures contracts to manage commodity price risk. We estimate that a 10% change in commodity prices as of December 31, 2025 and 2024, would change the fair value of our commodity derivative contracts by approximately $51 million and $45 million, respectively.
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

	Notional Amount		10% Variance on Foreign Currency Rate	Impact on Other Comprehensive Loss
Millions of euro/dollars	2025	2024		2025	2024
Net investment hedges:
Cross currency basis swaps	€617	€617	euro/U.S. dollar rate	$73	$65
Cross currency swaps	€1,625	€750	euro/U.S. dollar rate	$180	$77
Forward exchange contracts	€—	€1,550	euro/U.S. dollar rate	$—	$158
Cash flow hedges:
Cross currency swaps	€268	€268	euro/U.S. dollar rate	$32	$29
Some of our consolidated entities enter transactions that are not denominated in their functional currency. This results in exposure to foreign currency risk for financial instruments, including, but not limited to, third-party and intercompany receivables and payables and intercompany loans.
Our policy is to maintain a balanced position in foreign currencies to minimize earnings volatility arising from exchange rate fluctuations. We maintain risk management control practices to monitor the foreign currency risk attributable to our inter-company and third party outstanding foreign currency balances. These practices involve the centralization of the majority of our exposure to underlying currencies to leverage natural offsets.
To minimize the effects of our net currency exchange exposures, we enter into forward exchange contracts and cross-currency swaps. We also engage in short-term forward exchange contracts to manage our net exposure to foreign currencies as economic hedges. Changes in the fair value of these foreign currency contracts are reported in the Consolidated Statements of Income (Loss) and offset the currency exchange results recognized on foreign currency balances.
Other income (expense), net, in the Consolidated Statements of Income (Loss) reflects net foreign currency gains of $6 million and $15 million in 2025 and 2024, respectively. As of December 31, 2025, our foreign currency contracts that are accounted for as economic hedges mature between January 2026 and October 2026, inclusively, and have an aggregate notional amount of $295 million. A 10% fluctuation compared to the U.S. dollar would have resulted in an additional impact to earnings of approximately $27 million and $68 million in 2025 and 2024, respectively.

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
Pre-issuance interest rate—To mitigate the risk that benchmark interest rates may increase in connection with future financing activities, we adopted a pre-issuance interest rate strategy, under which we entered forward-starting interest rate swaps that were designated as cash flow hedges. There were no open forward-starting interest rate swaps contracts at December 31, 2025.
Fixed-rate debt—We may enter into interest rate swaps that effectively convert a portion of our fixed-rate debt to variable-rate debt. These interest rate swaps are designated as fair value hedges. At December 31, 2025 and 2024, the total notional amount of these interest rate swaps was $1,885 million and $2,158 million, respectively.
At December 31, 2025, after giving consideration to the fixed-rate debt that we have effectively converted to variable-rate debt, approximately 85% of our debt portfolio, on a gross basis, incurred interest at a fixed-rate and the remaining 15% of the portfolio incurred interest at a variable-rate. We estimate that a 10% change in market interest rates as of December 31, 2025 and 2024, would change the fair value of these interest rate swaps by approximately $16 million and $24 million, respectively.
Variable-rate debt—At December 31, 2025, we have no borrowings under our Commercial Paper Program. We also have available borrowing capacity under our $3,750 million Senior Revolving Credit Facility and our $900 million U.S. Receivables Facility. At December 31, 2025, there were no outstanding borrowings under these facilities. Based on our average variable-rate debt outstanding per year, we estimate that a 10% change in market interest rates as of December 31, 2025 and 2024 would not materially impact the fair value of these facilities.

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
We conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2025.
The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of LyondellBasell Industries N.V.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of LyondellBasell Industries N.V. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of income (loss), of comprehensive income (loss), of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Income Taxes – Identification and recognition of liabilities for Unrecognized Tax Benefits

As described in Notes 2 and 18 to the consolidated financial statements, as of December 31, 2025, the Company has recorded liabilities of $239 million for unrecognized tax benefits. The Company operates in multiple jurisdictions throughout the world, and its tax returns are periodically audited or subjected to review by tax authorities. As disclosed by management, the determination of the provision for income taxes and the calculation of tax benefits and liabilities is subject to management’s estimates and judgments due to the complexity of the tax laws and regulations in the tax jurisdictions in which the Company operates. Management recognizes uncertain income tax positions when it is more likely than not, based on the technical merits, that the position or a portion thereof will be sustained upon examination.

The principal considerations for our determination that performing procedures relating to the identification and recognition of liabilities for unrecognized tax benefits is a critical audit matter are (i) the significant judgment by management when determining the liabilities for unrecognized tax benefits; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence relating to these liabilities; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the identification and recognition of the liabilities for unrecognized tax benefits. These procedures also included, among others, evaluating (i) management’s assessment of the technical merits of tax positions and estimate of the tax benefit that is more likely than not of being sustained; (ii) management’s assessment of both the identification and possible outcomes of uncertain tax positions; and (iii) the status and results of tax audits. Professionals with specialized skill and knowledge were used to assist in evaluating (i) management’s assessment of the identification of uncertain tax positions; (ii) the reasonableness of management’s assessment of whether tax positions are more likely than not of being sustained; and (iii) the application of relevant tax laws and regulations.

Interim Goodwill Impairment Test – A Certain Reporting Unit within the Advanced Polymer Solutions (APS) Segment

As described in Notes 2 and 9 to the consolidated financial statements, the Company’s goodwill balance was $708 million as of December 31, 2025. Goodwill is tested for impairment annually in the fourth quarter or whenever events or changes in circumstances indicate that the fair value of a reporting unit with goodwill is less than its carrying amount. Management first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the qualitative assessment indicates that it is more likely than not that the carrying value of a reporting unit exceeds its fair value, a quantitative test is required. If the carrying value of the reporting unit including goodwill exceeds its fair value, an impairment charge equal to the excess would be recognized up to a maximum amount of goodwill allocated to that reporting unit. In the third quarter of 2025, management identified a triggering event requiring a quantitative interim impairment test of goodwill within the APS segment, and as a result, recognized a goodwill impairment charge of $572 million, a majority of which relates to a certain reporting unit. As disclosed by management, the impairment recognized in the APS segment resulted in a full write-down of goodwill for this segment. Under the quantitative impairment test, the fair value of each reporting unit is calculated using a discounted cash flow model. This approach involves judgment, utilizing assumptions that are not readily observable, including projected operating results, economic conditions, expected cash flows, EBITDA growth rates, terminal values, and discount rates.

The principal considerations for our determination that performing procedures relating to the interim goodwill impairment test of a certain reporting unit within the APS segment is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of a certain reporting unit within the APS segment; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumption related to the discount rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment tests, including controls over the valuation of a certain reporting unit within the APS segment. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of a certain reporting unit within the APS segment; (ii) evaluating the appropriateness of the discounted cash flow models used by management; (iii) testing the completeness and accuracy of underlying data used in the discounted cash flow models; and (iv) evaluating the reasonableness of the significant assumption used by management related to the discount rates. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the discounted cash flow models and (ii) the reasonableness of the discount rate assumption.

/s/	PricewaterhouseCoopers LLP
Houston, Texas
February 20, 2026

We have served as the Company’s auditor since 2008.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Year Ended December 31,
Millions of dollars, except earnings (loss) per share	2025	2024	2023
Sales and other operating revenues:
Trade	$29,581	$32,760	$32,722
Related parties	572	634	614
	30,153	33,394	33,336
Operating costs and expenses:
Cost of sales	27,576	28,750	28,435
Goodwill impairments	972	—	252
Other impairments	279	949	255
Selling, general and administrative expenses	1,610	1,642	1,539
Research and development expenses	136	135	130
	30,573	31,476	30,611
Operating income (loss)	(420)	1,918	2,725
Interest expense	(487)	(481)	(477)
Interest income	97	150	129
Gain (loss) on sale of business	(6)	284	—
Other income (expense), net	113	47	(58)
Income (loss) from continuing operations before equity investments and income taxes	(703)	1,918	2,319
Loss from equity investments	(12)	(217)	(20)
Income (loss) from continuing operations before income taxes	(715)	1,701	2,299
Provision for income taxes	70	259	433
Income (loss) from continuing operations	(785)	1,442	1,866
Income (loss) from discontinued operations, net of tax	47	(75)	255
Net income (loss)	(738)	1,367	2,121
Dividends on redeemable non-controlling interests	(7)	(7)	(7)
Net income (loss) attributable to the Company shareholders	$(745)	$1,360	$2,114

Earnings (loss) per share:
Net income (loss) attributable to the Company shareholders —
Basic:
Continuing operations	$(2.48)	$4.40	$5.70
Discontinued operations	0.14	(0.24)	0.78
	$(2.34)	$4.16	$6.48
Diluted:
Continuing operations	$(2.48)	$4.39	$5.68
Discontinued operations	0.14	(0.24)	0.78
	$(2.34)	$4.15	$6.46
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
Millions of dollars	2025	2024	2023
Net income (loss)	$(738)	$1,367	$2,121
Other comprehensive income (loss), net of tax—
Financial derivatives	(22)	115	(80)
Defined benefit pension and other postretirement benefit plans	45	(2)	(97)
Foreign currency translations	199	(169)	73
Total other comprehensive income (loss), net of tax	222	(56)	(104)
Comprehensive income (loss)	(516)	1,311	2,017
Dividends on redeemable non-controlling interests	(7)	(7)	(7)
Comprehensive income (loss) attributable to the Company shareholders	$(523)	$1,304	$2,010
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED BALANCE SHEETS

	December 31,
Millions of dollars	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$3,443	$3,375
Restricted cash	6	13
Accounts receivable:
Trade, net	2,362	3,121
Related parties	155	171
Inventories	3,533	4,658
Prepaid expenses and other current assets	612	928
Assets held for sale	757	—
Total current assets	10,868	12,266
Operating lease assets	1,514	1,467
Property, plant and equipment, net	15,833	15,066
Equity investments	3,963	4,121
Goodwill	708	1,561
Intangible assets, net	450	577
Other assets	667	688
Total assets	$34,003	$35,746
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED BALANCE SHEETS

	December 31,
Millions of dollars, except shares and par value data	2025	2024
LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY
Current liabilities:
Current maturities of long-term debt	$588	$498
Short-term debt	226	119
Accounts payable:
Trade	2,250	3,220
Related parties	444	512
Accrued and other current liabilities	1,956	2,356
Liabilities held for sale	665	—
Total current liabilities	6,129	6,705
Long-term debt	12,124	10,532
Operating lease liabilities	1,327	1,419
Other liabilities	1,900	1,967
Deferred income taxes	2,316	2,535
Commitments and contingencies
Redeemable non-controlling interests	114	114
Shareholders’ equity:
Ordinary shares, €0.04 par value, 1,275 million shares authorized, 322,084,769 and 323,889,832 shares outstanding, respectively	19	19
Additional paid-in capital	6,148	6,150
Retained earnings	6,812	9,325
Accumulated other comprehensive loss	(1,310)	(1,532)
Treasury stock, at cost, 18,337,729 and 16,532,666 ordinary shares, respectively	(1,587)	(1,500)
Total Company share of shareholders’ equity	10,082	12,462
Non-controlling interests	11	12
Total equity	10,093	12,474
Total liabilities, redeemable non-controlling interests and equity	$34,003	$35,746
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
Millions of dollars	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	$(738)	$1,367	$2,121
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,390	1,522	1,534
Impairments	1,251	949	518
Amortization of debt-related costs	11	11	9
Share-based compensation	91	91	91
Equity investments—
Equity loss	12	217	20
Distributions of earnings, net of tax	92	122	169
Deferred income tax provision (benefit)	(156)	(437)	43
(Gain) loss on sale of business	6	(284)	—
Gain on sale of assets	(112)	(36)	—
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	687	127	110
Inventories	945	25	18
Accounts payable	(768)	(122)	141
Other, net	(449)	267	168
Net cash provided by operating activities	2,262	3,819	4,942
Cash flows from investing activities:
Expenditures for property, plant and equipment	(1,878)	(1,839)	(1,531)
Proceeds from sale of business	4	689	—
Proceeds from sale of assets	131	68	—
Payment for acquisition of equity method investments	(14)	(551)	(102)
Proceeds from settlement of net investment hedges	902	967	903
Payments for settlement of net investment hedges	(877)	(921)	(820)
Other, net	(44)	(266)	(227)
Net cash used in investing activities	(1,776)	(1,853)	(1,777)
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
Millions of dollars	2025	2024	2023
Cash flows from financing activities:
Repurchases of Company ordinary shares	$(201)	$(195)	$(211)
Dividends paid - common stock	(1,764)	(1,720)	(1,610)
Issuance of long-term debt	1,990	744	500
Payments of debt issuance costs	(18)	(10)	(5)
Repayments of long-term debt	(492)	(776)	(425)
Net repayments of commercial paper	—	—	(200)
Proceeds from settlement of cash flow hedges	—	882	20
Payments for settlement of cash flow hedges	—	(835)	—
Other, net	(22)	15	(19)
Net cash used in financing activities	(507)	(1,895)	(1,950)
Effect of exchange rate changes on cash	82	(88)	34
Increase (decrease) in cash and cash equivalents and restricted cash	61	(17)	1,249
Cash and cash equivalents and restricted cash at beginning of period	3,388	3,405	2,156
Cash and cash equivalents and restricted cash at end of period	$3,449	$3,388	$3,405
Supplemental Cash Flow Information:
Interest paid, net of capitalized interest	$483	$503	$487
Net income taxes paid	393	343	465
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Company Share of Shareholders’ Equity	Non- Controlling Interests
Millions of dollars	Issued	Treasury
Balance, December 31, 2022	$19	$(1,346)	$6,119	$9,195	$(1,372)	$12,615	$14
Net income	—	—	—	2,121	—	2,121	—
Other comprehensive loss	—	—	—	—	(104)	(104)	—
Share-based compensation	—	107	26	(7)	—	126	—
Dividends - common stock ($4.94 per share)	—	—	—	(1,610)	—	(1,610)	—
Dividends - redeemable non-controlling interests ($60.00 per share)	—	—	—	(7)	—	(7)	—
Repurchases of Company ordinary shares	—	(211)	—	—	—	(211)	—
Balance, December 31, 2023	$19	$(1,450)	$6,145	$9,692	$(1,476)	$12,930	$14
Net income	—	—	—	1,367	—	1,367	—
Other comprehensive loss	—	—	—	—	(56)	(56)	—
Share-based compensation	—	148	5	(7)	—	146	—
Dividends - common stock ($5.27 per share)	—	—	—	(1,720)	—	(1,720)	—
Dividends - redeemable non-controlling interests ($60.00 per share)	—	—	—	(7)	—	(7)	—
Repurchases of Company ordinary shares	—	(198)	—	—	—	(198)	—
Distribution to non-controlling interests	—	—	—	—	—	—	(2)
Balance, December 31, 2024	$19	$(1,500)	$6,150	$9,325	$(1,532)	$12,462	$12
Net loss	—	—	—	(738)	—	(738)	—
Other comprehensive income	—	—	—	—	222	222	—
Share-based compensation	—	114	(2)	(4)	—	108	—
Dividends - common stock ($5.45 per share)	—	—	—	(1,764)	—	(1,764)	—
Dividends - redeemable non-controlling interests ($60.00 per share)	—	—	—	(7)	—	(7)	—
Repurchases of Company ordinary shares	—	(201)	—	—	—	(201)	—
Distributions to non-controlling interests	—	—	—	—	—	—	(1)
Balance, December 31, 2025	$19	$(1,587)	$6,148	$6,812	$(1,310)	$10,082	$11
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
LyondellBasell N.V. is a worldwide manufacturer of chemicals and polymers, a significant producer of gasoline blending components and a developer and licensor of technologies for the production of polymers.
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
Discontinued operations also include costs associated with the closure and dismantlement of our Berre refinery.
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
We record our share of the profits or losses of the equity investments, net of income taxes, in the Consolidated Statements of Income (Loss). When our share of losses in an equity investment equals or exceeds the carrying amount of our investment including advances made by us, we do not recognize further losses, unless we have guaranteed obligations or are otherwise committed to provide further financial support to the investee.
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

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investments in PO Joint Ventures and the Louisiana Joint Venture—We share ownership with Covestro PO LLC, a subsidiary of Covestro AG (collectively “Covestro”), in a U.S. propylene oxide (“PO”) joint venture located in Texas (the “U.S. PO Joint Venture”) and a PO/styrene monomer (“SM” or “styrene”) joint venture located in The Netherlands (the “European PO Joint Venture”). We operate the U.S. PO Joint Venture manufacturing facility and arrange the logistics of product delivery. Each partner funds their share of capital expenditures, reimburses manufacturing operating expenses excluding depreciation and amortization expenses, and receives a share of production in-kind. In March 2025, we announced the permanent closure of our European PO Joint Venture. The European PO Joint Venture was formed solely for the benefit of the partners and did not manufacture for any other parties. We reported the cost of our product off-take as Inventory and the equity loss as Cost of sales in our Consolidated Financial Statements.
The U.S. PO Joint Venture owns a PO/SM and a PO/tertiary butyl alcohol (“TBA”) plant. Covestro’s interest in the U.S. PO Joint Venture represents ownership of an in-kind portion of the PO production of 680 thousand tons per year. We take, in-kind, the remaining PO production and all co-product production.
We share ownership in the Louisiana Integrated PolyEthylene JV LLC joint venture (the “Louisiana Joint Venture”) with Sasol Chemicals (USA) LLC. Under this arrangement, we have a 50% ownership interest in an ethane cracker, a low-density and linear-low density polyethylene plant, and associated infrastructure. Under the terms of the joint venture agreement, each partner provides pro-rata share of ethane feedstocks and off-takes pro-rata shares of cracker and polyethylene products in-kind. We operate the Louisiana Joint Venture assets and market the polyethylene off-take for all partners through our global sales team.
We account for the U.S. PO Joint Venture and the Louisiana Joint Venture, using the equity method. These joint ventures were formed solely for the benefit of the partners and do not manufacture for any other parties. We report the cost of our product off-take as Inventory and the equity loss as Cost of sales in our Consolidated Financial Statements. Related production cash flows are reported in the operating cash flow section of the Consolidated Statements of Cash Flows.
Our equity investment in the U.S. PO Joint Venture and the Louisiana Joint Venture represents our share of the manufacturing plants and is decreased by recognition of our share of equity loss, which is equal to the depreciation of the assets of these joint ventures. Other changes in the investment balance are principally due to our additional capital contributions to these joint ventures to fund capital expenditures. Such contributions are reported in the investing cash flow section of the Consolidated Statements of Cash Flows.
Our product off-take of PO and its co-products from the PO Joint Ventures was 1.9 million, 2.0 million and 2.2 million tons in 2025, 2024 and 2023, respectively. Our product off-take of ethylene and polyethylene produced from the Louisiana Joint Venture was 1.0 million, 1.1 million, and 1.2 million tons in 2025, 2024, and 2023, respectively.
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
In the third quarter of 2025, we evaluated goodwill for impairment due to the prolonged downturn in, and outlook for, the European petrochemical and global automotive industries, particularly affecting our Olefins and Polyolefins-Europe, Asia, International (“O&P-EAI”) and Advanced Polymer Solutions (“APS”) segments, combined with the sustained decline in our market capitalization. Our evaluation resulted in the recognition of non-cash goodwill impairments of $400 million and $572 million in our O&P-EAI and APS segments, respectively, in the third quarter of 2025. See Note 9 to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the fourth quarter of 2025, we performed a qualitative impairment assessment of our reporting units, which indicated that it was more likely than not that the fair value of our reporting units was greater than their carrying value including goodwill. Accordingly, a quantitative goodwill impairment test was not required.
Intangible Assets
Intangible assets consist of emission allowances, customer relationships and software costs. These assets are amortized using the straight-line method over their estimated useful lives or over the term of the related agreement. We evaluate definite-lived intangible assets with the associated long-lived asset group for impairment whenever impairment indicators are present.
Research and Development
Research and development (“R&D”) costs are expensed when incurred. Subsidies for R&D are included in Other income (expense), net. Depreciation expense related to assets employed in R&D is included as a cost of R&D.
Income Taxes
The income tax for the period comprises current and deferred tax. Income tax is recognized in the Consolidated Statements of Income (Loss), except to the extent that it relates to items recognized in other comprehensive income (loss) or directly in equity. In these cases, the applicable tax amount is recognized in other comprehensive income (loss) or directly in equity, respectively.
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
Leases
Leases with a term longer than 12 months are recorded on the balance sheet as a lease asset and lease liability. If at inception of a contract, a lease is identified, we recognize a lease asset and a corresponding lease liability based on the present value of the lease payments over the lease term, discounted using our incremental borrowing rate, unless an implicit rate is readily determinable. Lease payments include fixed and variable lease components derived from usage or market-based indices, such as the consumer price index. Other variable lease payments may fluctuate for a variety of reasons including usage, output, insurance or taxes. These variable amounts are expensed as incurred and not included in the lease assets or lease liabilities. Options to extend or terminate a lease are reflected in the lease payments and lease term when it is reasonably certain that we will exercise those options. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the Consolidated Statements of Income (Loss). The majority of our leases are operating leases for which we recognize lease expense on a straight-line basis over the lease term. We apply the practical expedient to account for lease and associated non-lease components as a single lease component for all asset classes with the exception of utilities and pipeline assets within major manufacturing equipment. For these assets, non-lease components are separated from lease components and accounted for as normal operating expenses. Leases with an initial term of 12 months or less are recognized in the Consolidated Statements of Income (Loss) on a straight-line basis over the lease term.

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
Share-Based Compensation
We grant restricted stock units (“RSUs”), performance share units (“PSUs”), and other cash and stock awards to employees as a form of compensation. Prior to 2024, we also granted stock option awards (“Stock options”). Our share-based compensation awards are accounted for as equity-classified awards with compensation expense based on the grant date fair value and recognized over the vesting period in the income statement. We use a straight-line vesting method for cliff-vested awards and a graded vesting method for ratable-vested awards. We have elected to recognize forfeitures as they occur for stock-based compensation. When options are exercised and awards are paid out, shares are issued from our treasury shares. The holders of unvested RSUs are entitled to nonforfeitable dividend equivalents settled in the form of cash payments, which are recognized as dividends in Retained earnings. Outstanding PSUs accrue dividend equivalent units, which will be converted to shares upon payment at the end of the performance period and are classified as Accrued and other current liabilities and Other liabilities on the Consolidated Balance Sheets. Dividend equivalents for PSUs are also recorded in Retained earnings. See Notes 17 and 20 to the Consolidated Financial Statements for additional information.
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

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in Fair Value Levels—We review disclosures regarding fair value measurements at least quarterly. If an instrument classified as Level 1 subsequently ceases to be actively traded, it is transferred out of Level 1. In such cases, instruments are reclassified as Level 2, unless the measurement of its fair value requires the use of significant unobservable inputs, in which case it is reclassified as Level 3.
We use the following inputs and valuation techniques to estimate the fair value of our financial instruments disclosed in Note 15 to the Consolidated Financial Statements.
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
Fair Value Measurements - Pension Assets
We use the following inputs and valuation techniques to estimate the fair value of our pension assets disclosed in Note 16 to the Consolidated Financial Statements.
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
Real Estate Funds—Valued based upon the net asset value of units of the real estate fund or partnership held by the master trust at year end.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supply Chain Finance Arrangements
We facilitate a voluntary supply chain finance program that provides suppliers, at their sole discretion, the opportunity to sell their receivables due from us to a participating financial intermediary in order to be paid earlier than our contracted payment terms. We are not a party to any agreement between our suppliers and the financial intermediary. When a supplier utilizes the program and receives an early payment from the financial intermediary, the supplier takes a discount on the invoice. We pay the financial intermediary the full amount of the invoice on the contractually agreed upon due date. The majority of the suppliers using the program are on 90 to 120 day payment terms. There is no economic impact to the Company from a supplier’s decision to take an early payment. No guarantees are provided by us or any of our subsidiaries under the program.
As of December 31, 2025 and 2024, Accounts payable-Trade included $108 million and $141 million, respectively, payable to suppliers who have elected to participate in the supply chain financing program.
The following table summarizes the activity in our supply chain financing program included in Accounts Payable-Trade:

	Year Ended December 31,
Millions of dollars	2025	2024
Confirmed obligations outstanding at the beginning of the year	$141	$65
Invoices confirmed during the year	790	767
Confirmed invoices paid during the year	(823)	(691)
Confirmed obligations outstanding at the end of the year	$108	$141
Recently Adopted Guidance
Income Tax Disclosures—In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The guidance requires companies to disclose certain specific categories in the rate reconciliation and provide additional information for reconciling items that meet the quantitative threshold of 5% of the expected tax using the applicable statutory income tax rate. There is also a required disclosure to provide the net income taxes paid or received disaggregated by federal, state, and foreign taxes with jurisdictions to be separately disclosed if the jurisdiction is 5% or more of the total net income taxes paid or received. The guidance is effective for annual periods beginning after December 15, 2024. Earlier adoption is permitted. The new guidance has been applied prospectively in 2025. There is no material impact on our Consolidated Financial Statements as the guidance relates only to disclosure.
Accounting Guidance Issued But Not Adopted as of December 31, 2025
Grants—In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. This ASU provides guidance for recognition, measurement, and presentation of government grants. The guidance is effective for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods and may be applied using either a modified prospective, a modified retrospective or a retrospective approach. Early adoption is permitted. The adoption of this guidance will not have a material impact on our Consolidated Financial Statements.
Accounting for Software Costs—In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This guidance amends certain aspects of the accounting for and disclosure of software costs, including when entities start capitalizing eligible costs. This guidance also supersedes existing guidance on website development costs. The guidance is effective for annual reporting periods beginning after December 15, 2027, and interim periods within those annual reporting periods. Early adoption is permitted. We are currently assessing the impact the adoption will have on our Consolidated Financial Statements.

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
Expense Disaggregation Disclosures—In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This guidance requires incremental disclosures about specific expense categories, including but not limited to, purchases of inventory, employee compensation, depreciation, amortization and selling expenses. The amendments are effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. While permitted, we do not plan to early adopt this guidance. The guidance may be applied either prospectively or retrospectively. The adoption of this guidance will not have a material impact on our Consolidated Financial Statements as the guidance relates only to disclosure.
3. Discontinued Operations
Discontinued operations consists primarily of our refining business. The following table presents components of Income (loss) from discontinued operations, net of tax:

	Year Ended December 31,
Millions of dollars	2025	2024	2023
Sales and other operating revenues	$2,083	$8,559	$9,714
Cost of sales	2,032	8,639	9,357
Other impairments	—	—	11
Selling, general and administrative expenses	6	20	18
Operating income (loss)	45	(100)	328
Other income (expense), net	16	6	(5)
Provision for (benefit from) income taxes	14	(19)	68
Income (loss) from discontinued operations, net of tax	$47	$(75)	$255
4. Assets Held for Sale
In June 2025, we entered into an agreement for the sale of select European olefins and polyolefins assets and the associated business. The sites to be sold were part of the previously announced European strategic assessment and are located in Berre l’Etang (France), Münchsmünster (Germany), Carrington (United Kingdom), and Tarragona (Spain). These sites, identified for sale, are within our O&P-EAI segment. The agreement was a put option, under which the purchaser committed to enter into an agreed form purchase agreement if we exercised our put option, after conclusion of certain works council consultation processes.
In October 2025, following the completion of the French works council consultation processes, we exercised our put option and entered into the sale and purchase agreement. This agreement contains customary representations, warranties and covenants by the parties, including post-closing covenants related to employee and other matters.
Closing of the proposed transaction is currently expected in the second quarter of 2026, subject to customary closing conditions, including completion of the carve-out and transfer of the relevant assets and liabilities to the business being sold. The assets and liabilities associated with the business to be sold are classified as held for sale in the Consolidated Balance Sheets as of December 31, 2025.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the sale, we expect to recognize a loss on sale of approximately $700 million to $900 million upon closing. The loss principally consists of the transfer of net working capital of approximately $340 million, a cash contribution of approximately $300 million to the sold businesses prior to closing, a foreign currency translation adjustment of approximately $300 million to $400 million, and a net equity method investment of approximately $10 million, partially offset by the transfer of pension and other liabilities of $150 million to $250 million.
Other costs, including selling expenses, separation costs, and employee-related costs, are estimated to range from approximately $100 million to $150 million and are expected to be incurred primarily prior to closing. During 2025, we recognized $36 million of these costs, which are included in Selling, general and administrative expenses on the Consolidated Statements of Income (Loss).
During 2025, we recognized non-cash impairment charges of $56 million related to property, plant and equipment. The fair value of the disposal group was determined based on the expected consideration and other fair value indicators obtained through our marketing efforts and classified as Level 2 within the fair value hierarchy. The impairment charges are presented within Other impairments on the Consolidated Statements of Income (Loss).
The following table summarizes the assets and liabilities classified as held for sale in the Consolidated Balance Sheets:

Millions of dollars	December 31, 2025
ASSETS
Accounts receivable - Trade, net	$272
Inventories	407
Prepaid expense and other current assets	22
Operating lease assets	12
Equity investments	28
Other assets	16
Total assets held for sale	$757

LIABILITIES
Accounts payable - Trade	$225
Accrued and other current liabilities	129
Operating lease liabilities	9
Other liabilities	272
Deferred income taxes	30
Total liabilities held for sale	$665
5. Revenues
Contract Balances—Contract liabilities were $125 million and $117 million as of December 31, 2025 and 2024, respectively. Revenue recognized in each reporting period that was included in the contract liability balance at the beginning of the period was immaterial.
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

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenues disaggregated by key products are summarized below:

	Year Ended December 31,
Millions of dollars	2025	2024	2023
Sales and other operating revenues:
Olefins and co-products	$4,184	$5,061	$4,874
Polyethylene	7,203	7,583	7,587
Polypropylene	5,849	6,287	5,642
Propylene oxide and derivatives	2,150	2,357	2,287
Oxyfuels and related products	4,828	5,074	5,650
Intermediate chemicals	1,886	2,693	2,896
Compounding and solutions	3,457	3,616	3,686
Other	596	723	714
Total	$30,153	$33,394	$33,336
The following table presents our revenues disaggregated by geography, based upon the location of the customer:

	Year Ended December 31,
Millions of dollars	2025	2024	2023
Sales and other operating revenues:
United States	$11,059	$12,587	$12,386
Germany	2,202	2,410	2,547
China	1,782	2,375	2,164
Mexico	1,557	1,729	1,500
Italy	1,321	1,418	1,365
Japan	1,261	1,338	1,749
France	1,161	1,069	1,091
Poland	790	923	905
The Netherlands	731	724	805
Other	8,289	8,821	8,824
Total	$30,153	$33,394	$33,336
Transaction Price Allocated to the Remaining Performance Obligations—Our contracts with customers are commodity supply arrangements that settle based on market prices at future delivery dates; therefore, transaction prices are entirely variable. Transaction prices are known at the time revenue is recognized, as they are generally determined by the commodity price index at a specific date, at month-end or at the month average once products are shipped to our customers. Future estimates of transaction prices for disclosure purposes are substantially constrained, as they are highly susceptible to factors outside our control, including volatility in commodity markets, industry production capacities and operating rates, planned and unplanned industry operating interruptions, foreign exchange rates and worldwide geopolitical trends. We have elected the practical expedient to not disclose unsatisfied performance obligations with an original contract duration of one year or less.
6. Related Party Transactions
We have related party transactions with our joint ventures. These related party transactions include the sales and purchases of goods and services in the normal course of business as well as certain financing arrangements.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

These transactions are summarized as follows:

	Year Ended December 31,
Millions of dollars	2025	2024	2023
The Company billed related parties for:
Sales of products	$572	$634	$614
Shared service agreements	9	10	4
Total	$581	$644	$618

Related parties billed the Company for:
Sales of products	$3,442	$3,899	$3,673
Shared service agreements	38	40	79
Total	$3,480	$3,939	$3,752
7. Accounts Receivable
Our receivables primarily consist of customer accounts. We perform ongoing credit evaluations of our customers’ financial condition and, in certain circumstances, require letters of credit or corporate guarantees from them. Accounts receivable are reflected in the Consolidated Balance Sheets, net of allowance for credit losses of $3 million and $4 million as of December 31, 2025 and 2024, respectively. We recorded provisions for credit losses for receivables, which are reflected in the Consolidated Statements of Income (Loss), however, such amounts were immaterial for each of the years ended December 31, 2025, 2024 and 2023.
8. Inventories
Inventories consisted of the following components at December 31:

Millions of dollars	2025	2024
Finished goods	$2,238	$3,014
Work-in-process	69	145
Raw materials and supplies	1,226	1,499
Total inventories	$3,533	$4,658
At December 31, 2025 and 2024, approximately 77% and 75%, respectively, of our inventories were valued using the LIFO method and the remaining inventories, consisting primarily of materials and supplies, were valued at the moving average cost method. The excess of the estimated net realizable value of our inventories over LIFO cost was approximately $495 million and $1,310 million at December 31, 2025 and 2024, respectively.
In 2025, inventory liquidations associated with our exit from the refinery business generated a LIFO benefit of $196 million, net of tax, or $0.60 per diluted share. This benefit is reflected in Income (loss) from discontinued operations, net of tax in the Consolidated Statements of Income (Loss).

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Property, Plant and Equipment, Goodwill and Intangible Assets
Property, Plant and Equipment—The components of property, plant and equipment, at cost, and the related accumulated depreciation are as follows at December 31:

Millions of dollars	Estimated Useful Life (years)			2025	2024
Land				$292	$280
Major manufacturing equipment	25			15,009	14,303
Buildings	30			2,629	2,508
Light equipment and instrumentation	5	-	20	3,957	3,471
Office furniture	15			36	21
Major turnarounds	4	-	7	2,085	1,803
Information system equipment	3	-	5	60	70
Construction in progress				1,734	1,718
Total property, plant and equipment				25,802	24,174
Less accumulated depreciation				(9,969)	(9,108)
Property, plant and equipment, net				$15,833	$15,066
Disposition of Ethylene Oxide & Derivatives (“EO&D”) Business—In May 2024, we sold our U.S. Gulf Coast-based EO&D business along with the production facilities located in Bayport, TX. The EO&D business was included in our I&D segment. In connection with the sale, we received cash proceeds of $689 million and recognized a pre-tax gain of $284 million in 2024.
Capitalized Interest—We capitalize interest costs incurred on funds used to construct property, plant and equipment. In 2025, 2024 and 2023, we capitalized interest of $30 million, $19 million and $7 million, respectively.
Intangible Assets—The components of identifiable intangible assets, at cost, and the related accumulated amortization are as follows at December 31:

	2025			2024
Millions of dollars	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Emission allowances	$750	$(535)	$215	$744	$(525)	$219
Customer relationships	128	(56)	72	309	(125)	184
Software costs	231	(113)	118	188	(86)	102
Other	704	(659)	45	728	(656)	72
Total intangible assets	$1,813	$(1,363)	$450	$1,969	$(1,392)	$577
Amortization of these identifiable intangible assets for the next five years is expected to be $61 million in 2026, $44 million in 2027, $32 million in 2028, $23 million in 2029 and $23 million in 2030.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation and Amortization Expense—Depreciation and amortization expense is summarized as follows:

	Year Ended December 31,
Millions of dollars	2025	2024	2023
Property, plant and equipment	$1,180	$1,173	$1,145
PO Joint Ventures and Louisiana Joint Venture	125	118	148
Emission allowances	8	8	8
Customer relationships	17	21	20
Software costs	28	23	17
Other	32	29	38
Total depreciation and amortization	$1,390	$1,372	$1,376
Asset Retirement Obligations—In certain cases, we are contractually obligated to decommission our plants upon exiting a site. In such cases, we have accrued the net present value of the estimated costs. As of December 31, 2025 and 2024, asset retirement obligations associated with our exit from the refinery business were $154 million and $262 million, respectively. The remaining asset retirement obligations are related to our facilities in Europe.
The changes in our asset retirement obligations are as follows:

	Year Ended December 31,
Millions of dollars	2025	2024
Beginning balance	$315	$311
Liabilities settled	(118)	(6)
Changes in estimates	(1)	3
Accretion expense	9	9
Effects of exchange rate changes	6	(2)
Reclassified to liabilities held for sale	(8)	—
Ending balance	$203	$315
Although we may have asset retirement obligations associated with some of our other facilities, the present value of these obligations is not material given the indefinite expected life of the facilities. We continually review optimal future alternatives for our facilities. Any decision to retire one or more facilities could result in an increase in the present value of such obligations.
Goodwill—The changes in the carrying amount of goodwill in each of the Company’s reportable segments for the years ended December 31, 2025 and 2024 were as follows:

Millions of dollars	O&P - Americas	O&P - EAI	I&D	APS	Technology	Total
December 31, 2023	$477	$380	$215	$567	$8	$1,647
Foreign currency translation adjustments	(5)	(25)	(6)	(50)	—	(86)
December 31, 2024	472	355	209	517	8	1,561
Divestitures	—	—	—	(2)	—	(2)
Impairment charges	—	(400)	—	(572)	—	(972)
Foreign currency translation adjustments	3	45	16	57	—	121
December 31, 2025	$475	$—	$225	$—	$8	$708

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2025, goodwill is presented net of accumulated impairment charges totaling $1,224 million, including $400 million and $824 million, recognized in our O&P–EAI and APS segments, respectively. Goodwill as of December 31, 2024 and 2023 is presented net of accumulated impairment charges of $252 million recognized in our APS segment.
2025 Impairments—In the third quarter of 2025, a prolonged downturn in, and outlook for, the European petrochemical and global automotive industries, particularly affecting our O&P-EAI and APS segments, combined with the sustained decline in our market capitalization, constituted a triggering event requiring a quantitative interim impairment test of goodwill and long- lived assets within these segments.
We used the income approach to determine the fair value of each asset group and reporting unit. This approach involves judgment, utilizing assumptions that are not readily observable, including projected operating results, economic conditions, expected cash flows, EBITDA growth rates, terminal values, and discount rates. These estimates are inherently subjective and classified as Level 3 within the fair value hierarchy. Based on this analysis, we recognized non-cash impairment charges totaling $1,182 million in the third quarter of 2025, which are presented in both Goodwill impairments and Other impairments on the Consolidated Statements of Income (Loss).
In addition, during 2025, we recognized other impairment charges in our Olefins and Polyolefins-Americas (“O&P-Americas”) and O&P-EAI segments of $9 million and $56 million, respectively, related to property, plant and equipment, which are presented in Other impairments on the Consolidated Statements of Income (Loss).
Total impairment charges for the year ended December 31, 2025 consist of the following:

	Year Ended December 31, 2025
Millions of dollars	O&P– America	O&P– EAI	APS	Total
Impairments:
Goodwill	$—	$400	$572	$972
Intangible assets	—	—	111	111
Property, plant and equipment	9	56	99	164
Equity investments	—	4	—	4
Total	$9	$460	$782	$1,251
2024 Impairments—In 2024, we announced a strategic review of some of our European assets with the goal of strengthening our future profitability. During the fourth quarter of 2024, as a part of our quarterly asset impairment analysis, we assessed the assets included in the scope of our strategic review for impairment. Our assessment resulted in the recognition of a $837 million non-cash property, plant and equipment impairment charge in our O&P-EAI segment. The impairment charge reflects challenging market conditions in the region. Additionally, unfavorable market conditions resulted in the loss of customers in our APS specialty powders business unit, resulting in a non-cash impairment charge of $55 million related to property, plant and equipment.
Fair values for these impairments were determined utilizing a discounted cash flow method under the income approach and assumptions including our view on long-term growth rates in our industry, discount rates and other assumptions based on a market participant perspective. In the fourth quarter of 2024 we launched a marketing effort to gauge market interest in the European assets included in our strategic review. Fair value indicators obtained through our marketing efforts were also considered. These are inherently subjective fair value measurements and are classified as Level 3 within the fair value hierarchy and are presented in Other impairments on the Consolidated Statements of Income (Loss).
2023 Impairments—Effective January 1, 2023, our Catalloy and polybutene-1 businesses were moved from our APS segment and reintegrated into our O&P-Americas and O&P-EAI segments. Accordingly, on January 1, 2023, we allocated goodwill of $584 million from our APS segment to our O&P-Americas and O&P-EAI segments. The amounts allocated were $315 million and $269 million for O&P-Americas and O&P-EAI segments, respectively. The allocation was based on the fair values of the businesses that were reintegrated relative to the fair value of the APS segment.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of the reallocation of goodwill and the change in both fair value and carrying value among reporting units, we recognized a non-cash goodwill impairment charge of $252 million in the first quarter of 2023 in our APS segment. Fair values were determined utilizing a discounted cash flow method under the income approach and assumptions including our view on long-term growth rates in our industry, discount rates and other assumptions based on a market participant perspective, which are inherently subjective. The fair value of the reporting unit is Level 3 within the fair value hierarchy. The charge is presented in Goodwill impairments on the Consolidated Statements of Income (Loss).
We also recognized impairment charges related to equity investments of $192 million, see Note 10 to the Consolidated Financial Statements for additional information.
10. Equity Investments
Our significant equity investments are as follows at December 31:

Percent of Ownership	2025	2024
Olefins and Polyolefins-Americas
Louisiana Joint Venture	50.00%	50.00%
Indelpro S.A. de C.V.	49.00%	49.00%
Olefins and Polyolefins-Europe, Asia, International
Basell Orlen Polyolefins Sp. Z.o.o.	50.00%	50.00%
PolyMirae Co. Ltd.	50.00%	50.00%
Bright LyondellBasell Petrochemical Co. Ltd.	50.00%	50.00%
National Petrochemical Industrial Company	35.00%	35.00%
HMC Polymers Company Ltd.	28.56%	28.56%
Al-Waha Petrochemicals Ltd.	25.00%	25.00%
Saudi Ethylene & Polyethylene Company Ltd.	25.00%	25.00%
Saudi Polyolefins Company	25.00%	25.00%
Intermediates and Derivatives
U.S. PO Joint Venture	60.62%	60.62%
European PO JV	50.00%	50.00%
Ningbo ZRCC Lyondell Chemical Co. Ltd.	26.65%	26.65%
The following table summarizes changes in our equity investments:

	Year Ended December 31,
Millions of dollars	2025	2024
Beginning balance	$4,121	$3,907
Capital contributions	25	113
Loss from equity investments	(12)	(217)
Acquisition of equity investments	14	551
Distribution of earnings, net of tax	(92)	(122)
Depreciation of PO Joint Ventures and Louisiana Joint Venture	(125)	(118)
Impairments	(4)	(13)
Currency exchange effects	46	(26)
Other	(10)	46
Ending balance	$3,963	$4,121

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Capital contributions in 2025 and 2024 include $4 million and $84 million, respectively, related to our PO Joint Ventures.
Closure of European PO Joint Venture—In March 2025, we announced the permanent closure of our European PO Joint Venture. We will carry out a process to safely shut down and prepare for the demolition of the asset. We estimate our portion of the total shutdown costs will be approximately $215 million and will be incurred through 2027. We incurred shutdown costs of $126 million during the year ended December 31, 2025. These costs are included in Cost of Sales in the Consolidated Statements of Income (Loss).
Acquisition of Joint Venture Interest—In May 2024, we acquired a 35% interest in Saudi Arabia-based National Petrochemical Industrial Company from Alujain Corporation for approximately $500 million. The joint venture currently has the capacity to produce 400 thousand tons of polypropylene per year. We market the majority of the off-take through our global sales team. The joint venture is included in our O&P-EAI segment and accounted for using the equity method of accounting.
Impairments—During the fourth quarter of 2023, we recognized a non-cash impairment charge of $192 million related to our European PO Joint Venture due to a trend of negative financial performance and the unfavorable long-term economic outlook for the joint venture. The fair value of our investment was determined using an income approach and the significant inputs used in our fair value determination, including projected cash flows and the discount rate, are considered Level 3. This charge is reflected as Other impairments in the Consolidated Statements of Income (Loss).
Summarized balance sheet information of our investments accounted for under the equity method (presented on a 100% basis) at December 31 is as follows:

Millions of dollars	2025	2024
Current assets	$2,826	$3,230
Noncurrent assets	8,553	8,517
Total assets	11,379	11,747
Current liabilities	1,549	1,637
Noncurrent liabilities	1,414	1,064
Net assets	$8,416	$9,046
As of December 31, 2025 and 2024, the carrying value of our equity method investments exceeded the underlying net assets of our investees by $554 million and $557 million, respectively. Amortization of the basis difference is included in Loss from equity investments and is not material.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized income statement information of our investments accounted for under the equity method (presented on a 100% basis) is as follows:

	Year Ended December 31,
Millions of dollars	2025	2024	2023
Revenues	$8,862	$13,113	$12,540
Cost of sales	(8,534)	(12,669)	(12,044)
Gross profit	328	444	496
Net operating expenses	(856)	(614)	(514)
Operating loss	(528)	(170)	(18)
Interest income	24	26	23
Interest expense	(53)	(148)	(131)
Foreign currency translation	3	(17)	(1)
Other expense, net	(5)	(3)	(23)
Loss before income taxes	(559)	(312)	(150)
(Provision for) benefit from income taxes	(61)	(252)	22
Net loss	$(620)	$(564)	$(128)
11. Prepaid Expenses, Other Current Assets and Other Assets
The components of Prepaid expenses and other current assets were as follows at December 31:

Millions of dollars	2025	2024
Income tax receivable	$181	$79
VAT receivables	116	179
Advances to suppliers	71	83
Financial derivatives	40	210
Prepaid insurance	31	36
Renewable identification numbers	—	127
Other	173	214
Total prepaid expenses and other current assets	$612	$928
The components of Other assets were as follows at December 31:

Millions of dollars	2025	2024
Income tax receivable	$228	$142
Deferred tax assets	212	259
Pension assets	74	56
Company-owned life insurance	46	46
Financial derivatives	4	75
Other	103	110
Total other assets	$667	$688

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following components at December 31:

Millions of dollars	2025	2024
Payroll and benefits	$414	$517
Operating lease liabilities	370	355
Taxes other than income taxes	183	199
Income taxes	145	311
Interest	144	127
Financial derivatives	122	71
Product sales rebates	115	132
Contract liabilities	113	110
Asset retirement obligations	54	113
Renewable identification numbers	—	132
Other	296	289
Total accrued and other current liabilities	$1,956	$2,356

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Debt
Long-term loans, notes and other debt, net of unamortized discount, debt issuance cost and cumulative fair value hedging adjustments, consisted of the following at December 31:

Millions of dollars	2025	2024
Senior Notes due 2055, $1,000 million, 4.625% ($15 million of discount; $10 million of debt issuance cost)	$975	$975
Guaranteed Notes due 2027, $300 million, 8.1%	300	300
Issued by LYB International Finance B.V.:
Guaranteed Notes due 2043, $750 million, 5.25% ($17 million of discount; $6 million of debt issuance cost)	727	726
Guaranteed Notes due 2044, $1,000 million, 4.875% ($9 million of discount; $8 million of debt issuance cost)	983	983
Issued by LYB International Finance II B.V.:
Guaranteed Notes due 2026, €500 million, 0.875%	585	515
Guaranteed Notes due 2027, $1,000 million, 3.5% ($1 million of discount; $1 million of debt issuance cost)	590	584
Guaranteed Notes due 2031, €500 million, 1.625% ($3 million of discount; $2 million of debt issuance cost)	577	514
Issued by LYB International Finance III, LLC:
Guaranteed Notes due 2025, $500 million, 1.25%	—	487
Guaranteed Notes due 2030, $500 million, 3.375% ($1 million of debt issuance cost)	142	123
Guaranteed Notes due 2030, $500 million, 2.25% ($2 million of discount; $2 million of debt issuance cost)	481	473
Guaranteed Notes due 2031, $500 million, 5.125% ($1 million of discount; $4 million of debt issuance cost)	495	—
Guaranteed Notes due 2033, $500 million, 5.625% ($4 million of debt issuance cost)	496	495
Guaranteed Notes due 2034, $750 million, 5.5% ($5 million of discount, $6 million of debt issuance cost)	739	738
Guaranteed Notes due 2035, $500 million, 6.15% ($1 million of discount, $5 million of debt issuance cost)	494	—
Guaranteed Notes due 2036, $1,000 million, 5.875% ($7 million of discount, $9 million of debt issuance cost)	984	—
Guaranteed Notes due 2040, $750 million, 3.375% ($1 million of discount; $6 million of debt issuance cost)	743	742
Guaranteed Notes due 2049, $1,000 million, 4.2% ($13 million of discount; $10 million of debt issuance cost)	977	976
Guaranteed Notes due 2050, $1,000 million, 4.2% ($6 million of discount; $10 million of debt issuance cost)	971	982
Guaranteed Notes due 2051, $1,000 million, 3.625% ($2 million of discount; $9 million of debt issuance cost)	952	918
Guaranteed Notes due 2060, $500 million, 3.8% ($4 million of discount; $5 million of debt issuance cost)	487	482
Other	14	17
Total	12,712	11,030
Less current maturities	(588)	(498)
Long-term debt	$12,124	$10,532

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair value hedging adjustments associated with the fair value hedge accounting of our fixed-for-floating interest rate swaps for the applicable periods are as follows:

Millions of dollars	Gains (Losses)		Cumulative Fair Value Hedging Adjustments Included in Carrying Amount of Debt
	Year Ended December 31,		December 31,
	2025	2024	2025	2024
Guaranteed Notes due 2025, 1.25%	$(4)	$(5)	$—	$4
Guaranteed Notes due 2026, 0.875%	(2)	(4)	2	4
Guaranteed Notes due 2027, 3.5%	(5)	3	—	5
Guaranteed Notes due 2030, 3.375%	(20)	1	(2)	18
Guaranteed Notes due 2030, 2.25%	(7)	1	14	21
Guaranteed Notes due 2031, 1.625%	4	(2)	5	1
Guaranteed Notes due 2050, 4.2%	11	(7)	13	2
Guaranteed Notes due 2051, 3.625%	(33)	(2)	37	70
Guaranteed Notes due 2060, 3.8%	(5)	2	4	9
Total	$(61)	$(13)	$73	$134
Fair value adjustments are recognized in Interest expense in the Consolidated Statements of Income (Loss).

Aggregate maturities of debt during the next five years are $816 million in 2026, which includes $587 million that remains outstanding under our 0.875% Guaranteed Notes due 2026, $893 million in 2027, $2 million in 2028, $2 million in 2029, $644 million in 2030 and $10,842 million thereafter. We may repay maturing debt using cash and cash equivalents, cash from operating activities, proceeds from the issuance of debt or other sources of cash.
Long-Term Debt
Senior Revolving Credit Facility—Our $3,750 million senior unsecured revolving credit facility (the “Senior Revolving Credit Facility”), which expires in July 2029, may be used for dollar and euro denominated borrowings. The facility also supports our commercial paper program, has a $200 million sub-limit for dollar and euro denominated letters of credit and a $1,000 million uncommitted accordion feature. Borrowings under the facility bear interest at either a base rate, secured overnight financing rate or EURIBOR rate, plus an applicable margin. Additional fees are incurred for the average daily unused commitments. At December 31, 2025, we had no borrowings or letters of credit outstanding and $3,750 million of unused availability under this facility.
The facility contains customary covenants and warranties, including specified restrictions on indebtedness and liens. Additionally, we are required to maintain a maximum leverage ratio (calculated as the ratio of total net funded debt to consolidated earnings before interest, taxes and depreciation and amortization, both as defined in the Amended and Restated Credit Agreement) financial covenant. In the event an acquisition meeting certain thresholds is consummated we can elect to increase the maximum leverage ratio for each of the first six fiscal quarters ending after such acquisition as indicated in the Amended and Restated Credit Agreement.
In September 2025, we amended the Senior Revolving Credit Facility primarily to increase the maximum leverage ratio through 2027 unless we elect to terminate such provisions sooner. The maximum leverage ratio is as follows:
•4.25 to 1.00 for the fiscal quarters ending September 30, 2025 and December 31, 2025;
•4.50 to 1.00 for the fiscal quarters ending March 31, 2026 through June 30, 2027;
•4.25 to 1.00 for the fiscal quarter ending September 30, 2027;
•4.00 to 1.00 for the fiscal quarter ending December 31, 2027; and
•3.50 to 1.00 thereafter.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
As of December 31, 2025, we are in compliance with our debt covenants.
Guaranteed Notes due 2031 and 2036—In November 2025, LYB International Finance III, LLC (“LYB Finance III”), a wholly owned finance subsidiary of LyondellBasell Industries N.V., issued $500 million of 5.125% guaranteed notes due 2031 (the “2031 Notes”) at a discounted price of 99.8%, and $1,000 million of 5.875% guaranteed notes due 2036 (the “2036 Notes”) at a discounted price of 99.3%. After deducting original issuance discounts, underwriting fees and offering expenses, the combined net proceeds amounted to $1,478 million. We intend to use the net proceeds for general corporate purposes, which may include, among other things, the repayment of our guaranteed notes due 2026 and guaranteed notes due 2027.
Guaranteed Notes due 2025—In October 2025, we repaid the outstanding principal on our 1.25% guaranteed notes due 2025 of $492 million.
Guaranteed Notes due 2035—In May 2025, LYB Finance III, a wholly owned finance subsidiary of LyondellBasell Industries N.V., issued $500 million of 6.150% guaranteed notes due 2035 (the “2035 Notes”) at a discounted price of 99.7%. After deducting original issuance discounts, underwriting fees and offering expenses, the net proceeds amounted to $494 million. We used the net proceeds for general corporate purposes, which included, among other things, the repayment of our guaranteed notes due 2025.
Guaranteed Notes due 2034—In February 2024, LYB Finance III, a wholly owned finance subsidiary of LyondellBasell Industries N.V., issued $750 million of 5.5% guaranteed notes due 2034 (the “2034 Notes”) at a discounted price of 99.2%. Net proceeds after deducting original issuance discounts, underwriting fees and offering expenses totaled $737 million. We used the net proceeds to repay our 5.75% senior notes due 2024.
Senior Notes due 2024—In March 2024, we repaid the $775 million remaining outstanding principal of our 5.75% senior notes due 2024.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Short-Term Debt
U.S. Receivables Facility—Our U.S. Receivables Facility has a purchase limit of $900 million in addition to a $300 million uncommitted accordion feature. In May 2025, we extended the term of the facility to June 2026. This facility provides liquidity through the sale or contribution of trade receivables by certain of our U.S. subsidiaries to a wholly owned, bankruptcy-remote subsidiary on an ongoing basis and without recourse. The bankruptcy-remote subsidiary may then, at its option and subject to a borrowing base of eligible receivables, sell undivided interests in the pool of trade receivables to financial institutions participating in the facility (“Purchasers”). The sale of the undivided interest in the pool of trade receivables is accounted for as a secured borrowing in the Consolidated Balance Sheets. We are responsible for servicing the receivables. We pay variable interest rates on our secured borrowings. Additional fees are incurred for the average daily unused commitments. In the event of liquidation, the bankruptcy-remote subsidiary’s assets will be used to satisfy the claims of the Purchasers prior to any assets or value in the bankruptcy-remote subsidiary becoming available to us. This facility also provides for the issuance of letters of credit up to $200 million. Performance obligations under the facility are guaranteed by LyondellBasell Industries N.V. The term of the facility may be extended in accordance with the terms of the agreement. The facility is also subject to customary warranties and covenants, including limits and reserves and the maintenance of specified financial ratios. Under the terms of the U.S. Receivable Facility, we are required to maintain a maximum leverage ratio consistent with the terms of the Senior Revolving Credit Facility as discussed above. In September 2025, the modification to the maximum leverage ratio for the Senior Revolving Credit Facility was incorporated into the U.S. Receivables Facility. At December 31, 2025, there were no borrowings or letters of credit outstanding and $900 million unused availability under the facility.
Commercial Paper Program—We have a commercial paper program under which we may issue up to $2,500 million of privately placed, unsecured, short-term promissory notes (“commercial paper”). This program is backed by our $3,750 million Senior Revolving Credit Facility. Proceeds from the issuance of commercial paper may be used for general corporate purposes, including dividends and share repurchases. At December 31, 2025, we had no outstanding borrowings of commercial paper.
Precious Metal Financings—We enter into lease agreements for precious metals which are used in our production processes. Precious metal borrowings are classified as Short-term debt or Long-term debt, other, based on the maturities of the lease agreements. At December 31, 2025 and 2024, we had $226 million and $119 million, respectively, of Short-term debt related to our precious metal financings.
Weighted Average Interest Rate—At December 31, 2025 and 2024, our weighted average interest rate on outstanding Short-term debt was 2.7% and 1.1%, respectively.
Additional Information
Debt Discount and Issuance Costs—Amortization of debt discount and debt issuance costs resulted in amortization expense of $11 million, $11 million and $9 million for the years ended December 31, 2025, 2024 and 2023, respectively, which is included in Interest expense in the Consolidated Statements of Income (Loss).
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

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Leases
Operating Leases—The majority of our leases are operating leases. We lease storage tanks, terminal facilities, land, office facilities, railcars, pipelines, barges, plant equipment and other equipment. As of December 31, 2025 and 2024, our Operating lease assets were $1,514 million and $1,467 million, respectively. As of December 31, 2025 and 2024, Operating lease liabilities totaled $1,697 million and $1,774 million of which $370 million and $355 million, respectively, are current and recorded in Accrued and other current liabilities. These values were derived using a weighted average discount rate of 4.2% and 4.1% as of December 31, 2025 and 2024, respectively.
Substantially all of our operating leases have remaining lease terms of 21 years or less and have a weighted-average remaining lease term of 9 years. Certain lease agreements include options to renew the lease, at our discretion, for approximately 1 year to 20 years and do not materially impact our operating lease assets or operating lease liabilities.
Maturities of operating lease liabilities as of December 31, 2025, are as follows:

Millions of dollars
2026	$418
2027	335
2028	240
2029	157
2030	129
Thereafter	797
Total lease payments	2,076
Less: Imputed interest	(379)
Present value of lease liabilities	$1,697
Operating lease costs were $440 million, $395 million and $368 million for the years ended December 31, 2025, 2024 and 2023, respectively, which are reflected in the Consolidated Statements of Income.
Cash paid for amounts included in the measurement of Operating lease liabilities totaled $458 million, $454 million and $447 million for the years ended December 31, 2025, 2024 and 2023, respectively. Leased assets obtained in exchange for new operating lease liabilities totaled $332 million, $383 million and $312 million for the years ended December 31, 2025, 2024 and 2023, respectively.
As of December 31, 2025, we have entered into operating leases, with an undiscounted value of $45 million, that have not yet commenced. These leases which will commence in 2026 have lease terms ranging from 5 to 7 years.
15. Financial Instruments and Fair Value Measurements
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

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Instruments Measured at Fair Value on a Recurring Basis—The following table summarizes financial instruments outstanding for the periods presented that are measured at fair value on a recurring basis:

	Fair Value
Millions of dollars	December 31, 2025	December 31, 2024	Balance Sheet Classification
Assets—
Derivatives designated as hedges:
Commodities	$—	$14	Prepaid expenses and other current assets
Commodities	4	7	Other assets
Foreign currency	19	146	Prepaid expenses and other current assets
Foreign currency	—	66	Other assets
Interest rates	16	16	Prepaid expenses and other current assets
Derivatives not designated as hedges:
Commodities	5	18	Prepaid expenses and other current assets
Commodities	—	2	Other assets
Foreign currency	—	16	Prepaid expenses and other current assets
Total	$44	$285
Liabilities—
Derivatives designated as hedges:
Commodities	$33	$14	Accrued and other current liabilities
Commodities	8	5	Other liabilities
Foreign currency	15	9	Accrued and other current liabilities
Foreign currency	199	—	Other liabilities
Interest rates	27	36	Accrued and other current liabilities
Interest rates	79	146	Other liabilities
Derivatives not designated as hedges:
Commodities	42	11	Accrued and other current liabilities
Foreign currency	5	1	Accrued and other current liabilities
Total	$408	$222
The financial instruments in the table above are classified as Level 2. We present the gross assets and liabilities of our derivative instruments on the Consolidated Balance Sheets.
Financial Instruments Not Measured at Fair Value on a Recurring Basis—The following table presents the carrying value and estimated fair value of our Short-term precious metal financings and Long-term debt:

	December 31, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Millions of dollars
Precious metal financings	$226	$263	$119	$122
Long-term debt	12,113	10,501	10,521	9,048
Total	$12,339	$10,764	$10,640	$9,170
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
The following table presents the notional amounts of our outstanding commodity derivative instruments:

	Notional Amount
Millions of units	December 31, 2025	December 31, 2024	Unit of Measure	Maturity Date
Derivatives designated as hedges:
Natural gas	51	62	MMBtu	2026 to 2028
Ethane	13	14	Bbl	2026 to 2028
Power	1	—	MWhs	2026 to 2028
Derivatives not designated as hedges:
Ethane	6	—	Bbl	2026
Other commodities	3	6	Bbl	2026
Interest Rates—We are exposed to interest rate risk with respect to our fixed-rate and variable-rate debt. Fluctuations in interest rates impact the fair value of fixed-rate debt and expose us to the risk that we may need to refinance debt at higher rates. We use interest rate swaps that are designated as fair value hedges to mitigate the changes in the fair value of our fixed-rate debt by effectively converting it to variable-rate debt. See Note 13 to the Consolidated Financial Statements for additional information.
The following table presents the notional amounts of our outstanding interest rate derivative instruments:

	Notional Amount
Millions of dollars	December 31, 2025	December 31, 2024	Maturity Date
Fair value hedges	$1,885	$2,158	2026	to	2031
Foreign Currency Rates—We have significant worldwide operations. The functional currencies of our operating subsidiaries are primarily the U.S. dollar and the euro. We enter into transactions denominated in currencies other than our designated functional currencies that create foreign currency exposure. We enter into foreign currency contracts to economically hedge foreign currency risk related to recognized foreign currency monetary assets and liabilities. Changes in the fair value of such forward and swap contracts are reported in the Consolidated Statements of Income (Loss) and offset, in part, currency remeasurement results. Other income (expense), net, in the Consolidated Statements of Income (Loss), reflected foreign currency gains of $6 million and $15 million and losses of $34 million in 2025, 2024 and 2023, respectively.
We enter into foreign currency contracts that are designated as net investment hedges to manage the impacts of foreign currency translation of our net investments in foreign operations. We also enter into foreign currency contracts that are designated as cash flow hedges to manage the variability in cash flows associated with intercompany debt balances.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the notional amounts of our outstanding foreign currency derivative instruments:

	Notional Amount
Millions of dollars	December 31, 2025	December 31, 2024	Maturity Date
Net investment hedges	$2,465	$3,256	2027	to	2032
Cash flow hedges	294	300	2027
Not designated	295	772	2026
Other Financial Instruments:
Cash and Cash Equivalents—At December 31, 2025 and 2024, we had marketable securities classified as Cash and cash equivalents of $2,030 million and $2,610 million, respectively.
Impact on Earnings and Other Comprehensive Income (Loss)—The following tables summarize the pre-tax effect of derivative instruments recorded in Accumulated other comprehensive income (“AOCI”), the gains (losses) reclassified from AOCI to earnings and additional gains (losses) recognized directly in earnings:

	Effect of Financial Instruments
	Year Ended December 31, 2025
	Balance Sheet		Income Statement
Millions of dollars	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI to Income	Additional Gain (Loss) Recognized in Income	Income Statement Classification
Derivatives designated as hedges:
Commodities	$(60)	$22	$—	Cost of sales
Foreign currency	(384)	36	45	Interest expense
Interest rates	—	4	13	Interest expense
Derivatives not designated as hedges:
Commodities	—	—	(44)	Cost of sales
Commodities	—	—	8	Income (loss) from discontinued operations, net of tax
Foreign currency	—	—	(78)	Other income (expense), net
Total	$(444)	$62	$(56)

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2024
	Balance Sheet		Income Statement
Millions of dollars	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI to Income	Additional Gain (Loss) Recognized in Income	Income Statement Classification
Derivatives designated as hedges:
Commodities	$(2)	$4	$—	Sales and other operating revenues
Commodities	11	129	—	Cost of sales
Foreign currency	206	(35)	59	Interest expense
Interest rates	11	4	(64)	Interest expense
Derivatives not designated as hedges:
Commodities	—	—	(2)	Sales and other operating revenues
Commodities	—	—	23	Cost of sales
Commodities	—	—	11	Income (loss) from discontinued operations, net of tax
Foreign currency	—	—	43	Other income (expense), net
Total	$226	$102	$70

	Year Ended December 31, 2023
	Balance Sheet		Income Statement
Millions of dollars	Gain (Loss) Recognized in AOCI	Gain (Loss) Reclassified from AOCI to Income	Additional Gain (Loss) Recognized in Income	Income Statement Classification
Derivatives designated as hedges:
Commodities	$(2)	$—	$—	Sales and other operating revenues
Commodities	(157)	33	—	Cost of sales
Foreign currency	(142)	31	70	Interest expense
Interest rates	17	5	(20)	Interest expense
Derivatives not designated as hedges:
Commodities	—	—	1	Sales and other operating revenues
Commodities	—	—	5	Cost of sales
Commodities	—	—	52	Income (loss) from discontinued operations, net of tax
Foreign currency	—	—	(29)	Other income (expense), net
Total	$(284)	$69	$79
Amounts excluded from the assessment of effectiveness for foreign currency contracts designated as net investment hedges recognized in other comprehensive income (loss) or Interest expense for the years ended December 31, 2025, 2024 and 2023 were immaterial.
As of December 31, 2025, on a pre-tax basis, $5 million is scheduled to be reclassified from AOCI as an increase to Interest expense over the next twelve months.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Pension and Other Post-retirement Benefits
We have defined benefit pension plans which cover employees in the U.S. and various other countries. We also sponsor post-retirement benefit plans other than pensions that provide medical benefits to certain of our U.S., Canadian and French employees. In addition, we provide other post-employment benefits such as early retirement and deferred compensation severance benefits to employees in certain non-U.S. countries. We use a measurement date of December 31 for all of our benefit plans.
Pension Benefits—The following tables provide a reconciliation of projected benefit obligations, plan assets and the funded status of our U.S. and non-U.S. defined benefit pension plans:

	Year Ended December 31,
	2025		2024
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Change in benefit obligation:
Benefit obligation, beginning of period	$1,232	$1,389	$1,155	$1,363
Service cost	54	25	52	21
Interest cost	59	54	62	52
Actuarial (gain) loss	(13)	(141)	60	88
Plan amendments	(5)	1	—	—
Benefits paid	(128)	(71)	(97)	(59)
Participant contributions	—	2	—	2
Settlement	(43)	(3)	—	(3)
Curtailment	6	—	—	—
Termination benefits	6	—	—	—
Foreign exchange effects	—	159	—	(75)
Benefit obligation, end of period	1,168	1,415	1,232	1,389
Change in plan assets:
Fair value of plan assets, beginning of period	1,036	770	960	705
Actual return on plan assets	49	(52)	130	112
Company contributions	20	59	43	51
Benefits paid	(128)	(71)	(97)	(59)
Participant contributions	—	2	—	2
Settlement	(43)	(3)	—	(3)
Foreign exchange effects	—	81	—	(38)
Fair value of plan assets, end of period	934	786	1,036	770
Funded status, end of period	$(234)	$(629)	$(196)	$(619)
Amounts recognized in the Consolidated Balance Sheets consist of the following:

	December 31, 2025		December 31, 2024
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Prepaid benefit cost, long-term	$—	$74	$—	$56
Accrued benefit liability, current	—	(37)	—	(30)
Accrued benefit liability, long-term	(234)	(666)	(196)	(645)
Funded status, end of period	$(234)	$(629)	$(196)	$(619)

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts recognized in Accumulated other comprehensive loss include the following:

	December 31, 2025		December 31, 2024
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Actuarial and investment loss	$278	$70	$276	$94
Prior service (credit) cost	(4)	23	—	23
Balance, end of period	$274	$93	$276	$117
The following additional information is presented for our U.S. and non-U.S. pension plans:

	December 31, 2025		December 31, 2024
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Accumulated benefit obligation for defined benefit plans	$1,150	$1,298	$1,204	$1,268
Pension plans with projected benefit obligations in excess of the fair value of assets are summarized as follows:

	December 31, 2025		December 31, 2024
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Projected benefit obligations	$1,168	$820	$1,232	$793
Fair value of assets	934	117	1,036	118
Pension plans with accumulated benefit obligations in excess of the fair value of assets are summarized as follows:

	December 31, 2025		December 31, 2024
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Accumulated benefit obligations	$1,150	$621	$1,201	$593
Fair value of assets	934	7	1,033	8

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Components of net periodic pension costs for our U.S. and non-U.S. plans are as follows:

	U.S. Plans
	Year Ended December 31,
Millions of dollars	2025	2024	2023
Service cost	$49	$47	$45
Interest cost	52	55	50
Expected return on plan assets	(63)	(58)	(62)
Actuarial loss amortization	16	19	17
Net periodic benefit cost	$54	$63	$50

	Non-U.S. Plans
	Year Ended December 31,
Millions of dollars	2025	2024	2023
Service cost	$25	$21	$22
Interest cost	54	52	51
Expected return on plan assets	(28)	(28)	(28)
Prior service cost amortization	3	3	3
Actuarial (gain) loss amortization	5	5	(1)
Net periodic benefit cost	$59	$53	$47
The actual and target asset allocations for our plans are as follows:

	2025		2024
	Actual	Target	Actual	Target
Canada
Fixed income	N/A	N/A	100%	100%
United Kingdom—Lyondell Chemical Plans
Equity securities	26%	25%	25%	25%
Fixed income	74%	75%	75%	75%
United Kingdom—Basell Plans
Equity securities	27%	25%	25%	25%
Fixed income	73%	75%	75%	75%
United Kingdom—A. Schulman Plans
Equity securities and growth assets	27%	25%	26%	25%
Fixed income and matching assets	73%	75%	74%	75%
United States
Equity securities	41%	40%	39%	40%
Fixed income	47%	45%	48%	45%
Alternatives	12%	15%	13%	15%
During 2025, the Canadian Defined Benefits pension plans entered into an annuity buy-in. As a result, the plan assets of $65 million were transferred to the insurer and treated as a nonparticipating insurance contract.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We estimate contributions to our defined benefit plans in 2026 will be $80 million and $63 million for the U.S. and non-U.S. plans, respectively.
As of December 31, 2025, future expected benefit payments by our pension plans which reflect expected future service, as appropriate, are as follows:

Millions of dollars	U.S.	Non-U.S.
2026	$127	$73
2027	93	73
2028	97	75
2029	96	77
2030	95	79
2031 through 2035	490	414
The following tables set forth the principal assumptions on discount rates, projected rates of compensation increase and expected rates of return on plan assets, where applicable. These assumptions vary for the different plans, as they are determined in consideration of local conditions.
The weighted average assumptions used in determining the net benefit liabilities for our pension plans were as follows at December 31:

	2025		2024
	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	5.43%	4.37%	5.35%	3.66%
Rate of compensation increase	4.66%	3.37%	4.66%	3.36%
Cash balance interest credit rate	4.67%	—%	4.36%	—%
The weighted average assumptions used in determining net benefit costs for our pension plans were as follows:

	Year Ended December 31,
	2025		2024		2023
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	5.35%	3.66%	5.80%	4.00%	5.50%	3.99%
Expected return on plan assets	7.25%	3.44%	7.25%	4.14%	7.25%	3.57%
Rate of compensation increase	4.66%	3.36%	4.68%	3.58%	4.65%	2.66%
The discount rate assumptions reflect the rates at which the benefit obligations could be effectively settled, based on the yields of high-quality long-term bonds where the term closely matches the term of the benefit obligations. We measure service and interest costs by applying the specific spot rates along that same yield curve to the projected cash flows of the plans. This approach provides a more precise measurement of service and interest costs. The weighted average expected long-term rate of return on assets in our U.S. plans of 7.25% is based on the average level of earnings that our independent pension investment adviser had advised could be expected to be earned over a fifteen- to twenty-year time period, consistent with the target asset allocation of the plans, historical capital market performance, historical plan performance (since the 1997 inception of the U.S. Master Trust) and a forecast of expected future asset returns. The weighted average expected long-term rate of return on assets in our non-U.S. plans of 3.44% is based on expectations and asset allocations that vary by region. We review these long-term assumptions on a periodic basis.

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
The pension investments that are measured at fair value are summarized below:

	December 31, 2025
Millions of dollars	Fair Value	Level 1	Level 2	Level 3
U.S.
Common and preferred stock	$59	$59	$—	$—
Commingled funds measured at net asset value	432
Fixed income securities	97	—	97	—
Real estate funds measured at net asset value	57
Hedge funds measured at net asset value	15
Private equity measured at net asset value	39
U.S. government securities	217	217	—	—
Cash and cash equivalents	17	17	—	—
Total U.S. Pension Assets	$933	$293	$97	$—

	December 31, 2025
Millions of dollars	Fair Value	Level 1	Level 2	Level 3
Non-U.S.
Insurance arrangements	$610	$—	$—	$610
Commingled funds measured at net asset value	172
Cash and cash equivalents	1	1	—	—
Total Non-U.S. Pension Assets	$783	$1	$—	$610

	December 31, 2024
Millions of dollars	Fair Value	Level 1	Level 2	Level 3
U.S.
Common and preferred stock	$64	$64	$—	$—
Commingled funds measured at net asset value	459
Fixed income securities	97	—	97	—
Real estate funds measured at net asset value	63
Hedge funds measured at net asset value	20
Private equity measured at net asset value	46
U.S. government securities	253	253	—	—
Cash and cash equivalents	26	26	—	—
Total U.S. Pension Assets	$1,028	$343	$97	$—

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2024
Millions of dollars	Fair Value	Level 1	Level 2	Level 3
Non-U.S.
Insurance arrangements	$531	$—	$—	$531
Commingled funds measured at net asset value	237
Cash and cash equivalents	1	1	—	—
Total Non-U.S. Pension Assets	$769	$1	$—	$531
Certain non-U.S. plans have investments in a pooled asset portfolio that are treated as a nonparticipating insurance contract. The associated plan assets underlying the insurance arrangement are measured at the cash surrender value, which is primarily derived from an actuarial determination of the discounted benefits cash flows. As such, these assets are considered to use significant unobservable inputs (Level 3). As of December 31, 2024, these defined benefit pension plan assets were valued at $531 million and have increased to $610 million as of December 31, 2025. This change is primarily due to the transfer of the Canadian plan assets of $65 million into an insurance arrangement and in relation to the increase in the discount rate from 2024 to 2025.
The majority of our U.S. and Non-U.S investments that are calculated at net asset values have a redemption frequency, redemption period and trade settlement term of less than one-week.
Other Post-retirement Benefits—We sponsor unfunded health care and life insurance plans covering certain eligible retired employees and their eligible dependents. Generally, the medical plans pay a stated percentage of medical expenses, reduced by deductibles and other coverage. Life insurance benefits are generally provided by insurance contracts. We retain the right, subject to existing agreements, to modify or eliminate these benefits.
The following tables provide a reconciliation of benefit obligations of our unfunded other post-retirement benefit plans:

	Year Ended December 31,
	2025		2024
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Change in benefit obligation:
Benefit obligation, beginning of period	$139	$52	$142	$39
Service cost	—	2	—	1
Interest cost	7	2	8	2
Actuarial (gain) loss	6	(5)	8	15
Benefits paid	(22)	(2)	(24)	(1)
Participant contributions	4	—	5	—
Foreign exchange effects	—	6	—	(4)
Benefit obligation, end of period	134	55	139	52
Change in plan assets:
Fair value of plan assets, beginning of period	—	—	—	—
Employer contributions	18	2	19	1
Participant contributions	4	—	5	—
Benefits paid	(22)	(2)	(24)	(1)
Fair value of plan assets, end of period	—	—	—	—
Funded status, end of period	$(134)	$(55)	$(139)	$(52)

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts recognized in the Consolidated Balance Sheets are as follows:

	December 31, 2025		December 31, 2024
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Accrued benefit liability, current	$(13)	$(2)	$(13)	$(1)
Accrued benefit liability, long-term	(121)	(53)	(126)	(51)
Funded status, end of period	$(134)	$(55)	$(139)	$(52)
Amounts recognized in Accumulated other comprehensive loss are as follows:

	December 31, 2025		December 31, 2024
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.
Actuarial and investment income	$48	$11	$61	$8
Prior service cost	—	(1)	—	(1)
Balance, end of period	$48	$10	$61	$7
The following tables set forth the assumed health care cost trend rates for our U.S. and Non-U.S. Plans:

	U.S. Plans
	December 31,
	2025		2024
Immediate trend rate	7.0%		6.5%
Ultimate trend rate (the rate to which the cost trend rate is assumed to decline)	4.5%		4.5%
Year that the rate reaches the ultimate trend rate	2036		2033

	Non-U.S. Plans
	Canada		France
	December 31,		December 31,
	2025	2024	2025	2024
Immediate trend rate	4.5%	4.5%	5.0%	5.0%
Ultimate trend rate (the rate to which the cost trend rate is assumed to decline)	4.5%	4.5%	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	—	—	—	—
The health care cost trend rate assumption does not typically have a significant effect on the amounts reported due to limits on maximum contribution levels to the medical plans.
The weighted average assumptions used in determining the net benefit liabilities for our other post-retirement benefit plans were as follows:

	December 31,
	2025		2024
	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	5.08%	4.01%	5.24%	3.53%
Rate of compensation increase	4.12%	—	4.09%	—

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average assumptions used in determining the net benefit costs for our other post-retirement benefit plans were as follows:

	Year Ended December 31,
	2025		2024		2023
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	5.24%	3.53%	5.74%	4.36%	5.44%	3.95%
Rate of compensation increase	4.09%	—	4.13%	—	4.16%	—
As of December 31, 2025, future expected benefit payments by our other post-retirement benefit plans, which reflect expected future service, as appropriate, were as follows:

Millions of dollars	U.S.	Non-U.S.
2026	$13	$2
2027	13	2
2028	13	2
2029	13	2
2030	12	2
2031 through 2035	53	10
Accumulated Other Comprehensive Loss—In 2025, pension benefits actuarial gain and other post-retirement benefits actuarial loss of $53 million and $1 million, respectively, are primarily due to changes in discount rate assumptions and updated actuarial assumptions. In 2024, pension benefits actuarial gain and other post-retirement benefits actuarial loss of $1 million and $22 million, respectively, are primarily due to changes in discount rate assumptions and updated actuarial assumptions.
Deferred income taxes related to amounts in Accumulated other comprehensive loss include provisions of $72 million and $91 million as of December 31, 2025 and 2024, respectively.
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
The following table provides the Company contributions to the Employee Savings Plans:

	Company Contributions
	2025		2024		2023
Millions of dollars	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Employee Savings Plans	$58	$11	$56	$11	$54	$9

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. Incentive and Share-Based Compensation
We are authorized to grant RSUs, PSUs, stock options, and other cash and stock awards under our Long-Term Incentive Plan (“LTIP”). The Compensation and Talent Development Committee oversees our equity award grants, the type of awards, the required performance measures and the timing and duration of each grant. The maximum number of shares of our common stock reserved for issuance under the LTIP is 30,000,000 shares. After taking into consideration outstanding stock-settled awards and assuming a maximum payout for our PSU awards, there were 4,516,489 shares available for issuance as of December 31, 2025.
Total share-based compensation expense and the associated tax benefits are as follows:

	Year Ended December 31,
Millions of dollars	2025	2024	2023
Compensation Expense:
Restricted stock units	$70	$60	$44
Stock options	1	4	10
Performance share units	20	27	37
Total	$91	$91	$91
Tax Benefit:
Restricted stock units	$16	$14	$10
Stock options	—	1	2
Performance share units	5	6	9
Total	$21	$21	$21
Restricted Stock Unit Awards—RSUs entitle the recipient to be paid out an equal number of ordinary shares upon vesting. Effective in 2024, RSUs will generally have a three-year vesting period and ratably vest in equal increments on the first, second and third anniversary of the grant date. Prior to 2024, RSUs generally cliff vested on the third anniversary of the grant date.
The fair value of RSUs is based on the market price of the underlying stock on the date of grant. The weighted average grant date fair value for RSUs granted during the years ended December 31, 2025, 2024 and 2023 was $70.49, $95.78 and $93.93, respectively. The total fair value of RSUs vested and issued was $44 million, $45 million and $30 million during 2025, 2024 and 2023, respectively.
The following table summarizes unvested RSU activity:

	Number of Units (in thousands)	Weighted Average Grant Date Fair Value (per share)
Outstanding at January 1, 2025	1,236	$95.09
Granted	897	70.49
Vested	(698)	91.76
Forfeited	(93)	84.27
Outstanding at December 31, 2025	1,342	$81.13
As of December 31, 2025, the unrecognized compensation cost related to RSUs was $36 million, which is expected to be recognized over a weighted average period of 1.25 years.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Option Awards—Stock options allow employees the opportunity to purchase ordinary shares of stock in the future at an exercise price equal to the market price at the date of grant. No Stock options were granted in 2025 or 2024. Previous awards generally have a three-year vesting period that vests in equal increments on the first, second and third anniversary of the grant date and have a contractual term of ten years. None of the Stock options are designed to qualify as Incentive Stock Options as defined in Section 422 of the Internal Revenue Code.
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
The weighted average fair value of Stock options granted and the assumptions used in estimating those fair values are as follows:

Year Ended December 31,
2023
Weighted average fair value	$24.85
Fair value assumptions:
Dividend yield	5.0%
Expected volatility	39.9-40.2%
Risk-free interest rate	3.5-4.7%
Weighted average expected term, in years	5.7
The following table summarizes Stock option activity:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value (millions of dollars)
Outstanding at January 1, 2025	1,943	$91.40
Forfeited	(8)	94.46
Expired	(126)	98.24
Outstanding at December 31, 2025	1,809	$90.91	4.1 years	$—
Exercisable at December 31, 2025	1,678	$90.62	3.9 years	$—
The aggregate intrinsic value of Stock options exercised during the year ended December 31, 2024 and 2023 was $10 million and $8 million, respectively. No Stock options were exercised in 2025.
Performance Share Units Awards—A target number of PSUs is granted to participants at the beginning of a three-year performance period. Final payout of awards, which can range from 0% to 200% of target shares granted, is determined and paid after the performance period. These awards are settled in shares of common stock, and each unit is equivalent to one share of our common stock.
The payout for PSUs granted will be equally based on Total Shareholder Return (“TSR”) relative to our peers and the Free Cash Flow (“FCF”) performance metric. The fair value of the portion of the award that vests based on TSR is estimated using a Monte-Carlo simulation. For the other portion of the award, the fair value is determined at the end of each reporting period based on our stock price and the number of shares expected to vest.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average fair value and the assumptions used in estimating those fair value using a Monte-Carlo simulation are as follows:

	Year Ended December 31,
	2025	2024	2023
Weighted average fair value	$98.74	$133.75	$128.95
Fair value assumptions:
Expected volatility of LyondellBasell N.V. common stock	25.00%	28.60%	38.04%
Expected volatility of peer companies	23.85-43.97%	24.68-43.42%	22.82-52.73%
Average correlation coefficient of peer companies	0.54	0.56	0.52
Risk-free interest rate	4.01%	4.47%	4.39%
The following table summarizes unvested PSU activity:

	Number of Units (in thousands)	Weighted Average Grant Date Fair Value (per share)
Outstanding at January 1, 2025	989	$101.94
Granted	609	71.27
Vested	(258)	93.84
Forfeited	(133)	86.72
Outstanding at December 31, 2025	1,207	$89.87
The total fair value of PSUs vested during 2025 was $11 million for the TSR component, which paid out at 90% of target shares, and $8 million for the FCF component, which paid out at 68% of target shares. As of December 31, 2025, the unrecognized compensation cost related to PSUs was $32 million, which is expected to be recognized over a weighted average period of 1.8 years.
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
The Company operates in multiple jurisdictions with complex legal and tax regulatory environments and is subject to taxes in the U.S. and non-U.S. jurisdictions. We monitor tax law changes and the potential impact to our results of operations. There continues to be increased attention on the tax practices of multinational companies, in particular in the U.S. and Europe where we operate. In 2020, the Organization for Economic Cooperation and Development released Pillar One and Two proposals focused on taxing rights and minimum taxes. The United Kingdom, as well as certain other jurisdictions in which we operate, enacted legislation implementing the Organization for Economic Cooperation and Development’s Pillar Two Model Rules effective as of January 1, 2024. This legislation, and all subsequent guidance, did not have a material impact on the Consolidated Financial Statements; however, we continue to assess and monitor legislative changes, guidance and interpretations.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law. OBBBA extends and modifies certain key Tax Cuts & Jobs Act provisions. This legislation does not have a material impact on the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The significant components of the provision for income taxes are as follows:

	Year Ended December 31,
Millions of dollars	2025	2024	2023
Current:
U.S. federal	$116	$419	$117
Non-U.S.	145	198	160
State	(7)	48	24
Total current	254	665	301
Deferred:
U.S. federal	(205)	(140)	154
Non-U.S.	11	(279)	(36)
State	10	13	14
Total deferred	(184)	(406)	132
Provision for income taxes before tax effects of other comprehensive income	70	259	433
Tax effects of elements of other comprehensive income:
Pension and post-retirement liabilities	19	(1)	(36)
Financial derivatives	(8)	38	(29)
Foreign currency translation	(91)	44	(28)
Total income tax expense (benefit) in comprehensive income	$(10)	$340	$340
Since the proportion of U.S. revenues, assets, operating income and associated tax expense is significantly greater than that of any other single taxing jurisdiction within the worldwide group, the reconciliation of the differences between the provision for income taxes and the statutory rate is presented on the basis of the U.S. statutory federal income tax rate of 21% as opposed to the United Kingdom statutory tax rate of 25% or The Netherlands statutory tax rate of 25.8%. Our effective income tax rate for the year ended December 31, 2025 is (9.8)%.
Our effective income tax rate fluctuates based on, among other factors, changes in pre-tax income in countries with varying statutory tax rates, changes in valuation allowances, changes in foreign exchange gains/losses, the amount of nontaxable income or nondeductible expense, changes in unrecognized tax benefits associated with uncertain tax positions and changes in tax laws.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reconciles the expected tax expense (benefit) at the U.S. statutory federal income tax rate to the total income tax provision disaggregated by nature of reconciling items:

	Year Ended December 31,
Millions of dollars	2025
Income (loss) from continuing operations before income taxes:
U.S.	$(219)
Non-U.S.	(496)
Total	$(715)

Income tax at U.S. statutory rate	$(150)	21.0%
State and local income tax, net of federal income tax effect	14	(2.0)%
Effect of cross-border tax laws:
Change in deferred tax on outside basis differences	(13)	1.8%
Deemed income inclusion	12	(1.7)%
Deduction of non-U.S. taxes paid	(12)	1.7%
Tax credits	(5)	0.7%
Nontaxable or nondeductible items:
Export incentive	(46)	6.4%
Other	13	(1.8)%
Other adjustments	(2)	0.3%
Foreign tax effects:
China
Nondeductible impairment	11	(1.5)%
Other adjustments	9	(1.2)%
France
Nondeductible impairment	17	(2.4)%
Statutory income tax rate differential	8	(1.1)%
Germany
State and local income taxes	(33)	4.6%
Tax refund claim	(24)	3.4%
Changes in tax laws or rates enacted	(24)	3.4%
Changes in valuation allowances	17	(2.4)%
Statutory income tax rate differential	11	(1.5)%
Other adjustments	(3)	0.4%
Italy
Nondeductible impairment	8	(1.1)%
Other adjustments	3	(0.4)%
Malta
Statutory income tax rate differential	(101)	14.1%
Mexico
Nondeductible impairment	30	(4.2)%
Other adjustments	4	(0.6)%
The Netherlands
Nondeductible impairment	125	(17.5)%
Foreign currency gain or loss	63	(8.8)%
Changes in valuation allowances	13	(1.8)%
Nondeductible items	10	(1.4)%
Statutory income tax rate differential	9	(1.3)%
United Kingdom
Changes in valuation allowances	85	(11.9)%
Other adjustments	9	(1.3)%
Other foreign jurisdictions	7	(1.0)%

Changes in unrecognized tax benefits	5	(0.7)%
Provision for income taxes	$70	(9.8)%
The states contributing to the majority (greater than 50%) of the state and local income tax, net of federal income tax effect, as presented above are Louisiana, Texas, Pennsylvania and Tennessee.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nontaxable or nondeductible items primarily include the tax effect of export incentives. Export incentives relate to tax benefits derived from elections and structures available for U.S. exports. We anticipate the continued favorable treatment for export income based on current law. Prior to the adoption of ASU 2023-09 in 2025, these items were classified in our effective tax rate table with exempt income. Statutory income tax rate differential refers to the tax impact of income taxed at rates different from the U.S. statutory income tax rate.
For the years ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09, the effective income tax rate differs from the statutory federal income tax rate as follows:

	Year Ended December 31,
Millions of dollars	2024	2023
Income (loss) from continuing operations before income taxes:
U.S.	$1,783	$1,630
Non-U.S.	(82)	669
Total	$1,701	$2,299

Income tax at U.S. statutory rate	$358	$483
Increase (reduction) resulting from:
Non-U.S. income/(loss) taxed at different statutory rates	(102)	4
Return to accrual adjustments	(26)	(22)
State income taxes, net of federal benefit	55	34
Exempt income	(101)	(203)
Uncertain tax positions	18	21
Patent box ruling	—	(31)
Nondeductible impairments	28	62
Audit settlement	—	46
Foreign currency gain or loss	(27)	8
Cross border tax effects	19	14
Other, net	37	17
Provision for income taxes	$259	$433
Our exempt income primarily includes interest income, export incentives, and equity earnings of joint ventures. Interest income earned by certain of our subsidiaries, through intercompany financings, is taxed at rates substantially lower than the U.S. statutory rate. Export incentives relate to tax benefits derived from elections and structures available for U.S. exports. Equity earnings from our joint ventures, when paid through dividends to certain European subsidiaries, are exempt from all or portions of normal statutory income tax rates. We anticipate the continued favorable treatment for dividends, and export income based on current law.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The deferred tax effects of tax loss, credit and interest carryforwards (“tax attributes”) and the tax effects of temporary differences between the tax basis of assets and liabilities and their reported amounts in the Consolidated Financial Statements, reduced by a valuation allowance where appropriate, are presented below:

	December 31,
Millions of dollars	2025	2024
Deferred tax liabilities:
Accelerated tax depreciation	$2,342	$2,342
Investment in joint venture partnerships	416	455
Inventory	101	194
Operating lease assets	342	330
Other liabilities	53	78
Total deferred tax liabilities	$3,254	$3,399
Deferred tax assets:
Tax attributes	$672	$420
Employee benefit plans	186	248
Operating lease liabilities	380	387
Other assets	205	203
Total deferred tax assets	1,443	1,258
Deferred tax asset valuation allowances	(293)	(135)
Net deferred tax assets	1,150	1,123
Net deferred tax liabilities	$2,104	$2,276
Balance sheet classification is presented in the following table:

	December 31,
Millions of dollars	2025	2024
Deferred tax assets—long-term	$212	$259
Deferred tax liabilities—long-term	2,316	2,535
Net deferred tax liabilities	$2,104	$2,276
Deferred taxes on the unremitted earnings of certain equity joint ventures and subsidiaries of $41 million and $57 million at December 31, 2025 and 2024, respectively, have been provided. The Company no longer intends to permanently reinvest approximately $600 million of our non-U.S. earnings. Future repatriation of these earnings to the U.S. would result in minimal tax impact.
As of December 31, 2025 and 2024, total tax attributes available amounted to $3,142 million and $1,968 million, respectively, resulting in the recognition of deferred tax assets of $672 million and $420 million as of December 31, 2025 and 2024, respectively.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The scheduled expiration of the tax attributes and the related deferred tax assets, before valuation allowance, as of December 31, 2025 are as follows:

Millions of dollars	Tax Attributes	Deferred Tax on Tax Attributes
2026	$23	$2
2027	32	5
2028	30	8
2029	37	4
2030	27	3
Thereafter	758	51
Indefinite	2,235	599
Total	$3,142	$672
The tax attributes are primarily related to operations in Germany, the United States, the United Kingdom, France, and The Netherlands. The related deferred tax assets by primary jurisdictions are shown below:

	December 31,
Millions of dollars	2025	2024	2023
Germany	$215	$107	$3
United States	128	114	151
United Kingdom	112	105	91
France	109	21	23
The Netherlands	67	35	18
Other	41	38	21
Total	$672	$420	$307
To fully realize these net deferred tax assets, we will need to generate sufficient future taxable income in the countries where these tax attributes exist during the periods in which the attributes can be utilized. Based upon forecasts of expected taxable income over the periods in which the attributes can be utilized and/or temporary differences are expected to reverse, we believe it is more likely than not that $379 million of these deferred tax assets at December 31, 2025 will be realized.
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

	December 31,
Millions of dollars	2025	2024	2023
United Kingdom	$115	$30	$30
Germany	101	43	1
United States	35	24	15
The Netherlands	21	5	3
France	—	21	23
Other	21	12	6
Total	$293	$135	$78
During 2025, valuation allowances primarily in the United Kingdom had a material impact on the effective tax rate. Our activities in the United Kingdom are limited to a small number of manufacturing sites that are included in our United Kingdom tax group headed by LyondellBasell N.V., a holding company tax resident in the United Kingdom. LyondellBasell N.V., as a holding company, does not generate taxable income independently and therefore is dependent on the receipt of intercompany dividends to generate taxable income to offset its costs incurred. Given recent macroeconomic trends, intercompany dividends to LyondellBasell N.V. are constrained. As a result, we no longer believe it is more likely than not that the United Kingdom deferred tax assets will be realized. In Germany, the majority of the increase was associated with adjustments to attributes acquired in 2024. As a full valuation allowance was established in 2024 in connection with the acquisition of a business, these adjustments did not impact the effective tax rate.

During 2024 and 2023, valuation allowances did not have a material impact to our effective tax rate. The increase in valuation allowances from 2023 to 2024 was primarily due to attributes acquired during 2024 that required a full valuation allowance.
The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits included in the Consolidated Balance Sheets:

	Year Ended December 31,
Millions of dollars	2025	2024	2023
Unrecognized tax benefit, beginning of period	$236	$288	$271
Additions for tax positions of current year	—	14	37
Additions for tax positions of prior years	128	15	2
Reductions for tax positions of prior years	(3)	(15)	(22)
Reductions resulting from the lapse of statutes of limitations	(49)	—	—
Settlements (payments/refunds)	(73)	(66)	—
Unrecognized tax benefit, end of period	$239	$236	$288
The majority of the uncertain tax positions, if recognized, will affect the effective tax rate. During 2025, 2024 and 2023, our effective tax rate included tax expense of $5 million, $18 million and $21 million, respectively, related to adjustments in uncertain tax position balances. During 2025, we entered into a settlement with the tax authorities related to a transfer pricing position and released related reserves of $73 million. This position will not result in a material net cash impact as there is an almost fully offsetting income tax receivable. During 2024, we entered into an audit settlement and released a related $66 million non-cash reserve. The settlement of this position did not affect the effective tax rate.
We recognize interest associated with unrecognized tax benefits in income tax expense. Income tax expense includes interest and penalties of $16 million, $15 million and $11 million in 2025, 2024 and 2023, respectively. Accrued interest and penalties as of December 31, 2025, 2024 and 2023 were $82 million, $67 million, and $52 million, respectively.

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
A summary of the years open to examination in our primary jurisdictions is as follows:

Jurisdiction	Open Tax Years
France	2020 and later
Germany	2008 and later
Italy	2014 and later
The Netherlands	2018 and later
United Kingdom	2024 and later
United States	2014 and later
The following is a supplemental schedule of income taxes paid (net of refunds) disaggregated by federal, state, and non-U.S.:

Year Ended December 31,
Millions of dollars	2025
Net income taxes paid:
U.S. federal	$307
U.S. state	32
Non-U.S.
France	(26)
The Netherlands	24
Germany	(20)
Hong Kong	23
Other	53
Total net income taxes paid	$393
Taxes paid in 2025 include $235 million in U.S. Federal corporate income tax payments deferred from 2024 into 2025 under Hurricane Beryl disaster relief provisions. Total income taxes paid for the years ended December 31, 2024 and 2023 were $343 million and $465 million, respectively.
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
Financial Assurance Instruments—We have obtained letters of credit, performance and surety bonds and have issued financial and performance guarantees to support trade payables, potential liabilities and other obligations. Considering the frequency of claims made against the financial instruments we use to support our obligations, and the magnitude of those financial instruments in light of our current financial position, we do not expect that any claims against or draws on these instruments would have a material adverse effect on the Consolidated Financial Statements. We have not experienced any unmanageable difficulties in obtaining the required financial assurance instruments for our current operations.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Environmental Remediation—Accrued liabilities for future environmental remediation costs at current and former plant sites and other remediation sites totaled $178 million and $140 million as of December 31, 2025 and 2024, respectively. This includes $74 million which is included in Liabilities held for sale as of December 31, 2025. These amounts are included in Accrued and other current liabilities, Other liabilities and Liabilities held for sale on the Consolidated Balance Sheets.
As of December 31, 2025, the accrued liabilities for individual sites range from less than $1 million to $50 million. The remediation expenditures are expected to occur over a number of years and are not concentrated in any single year. In our opinion, it is reasonably possible that losses in excess of the liabilities recorded may have been incurred. However, we cannot estimate any amount or range of such possible additional losses. New information about sites, new technology or future developments, such as involvement in investigations by regulatory agencies, could require us to reassess our potential exposure related to environmental matters.
The following table summarizes the activity in our accrued environmental liability:

	Year Ended December 31,
Millions of dollars	2025	2024
Beginning balance	$140	$124
Changes in estimates	45	29
Amounts paid	(10)	(10)
Foreign exchange effects	6	(3)
Other	(3)	—
Ending balance	$178	$140
Indemnification—We are parties to various indemnification arrangements, including arrangements entered into in connection with acquisitions, divestitures and the formation and dissolution of joint ventures. Pursuant to these arrangements, we provide indemnification to and/or receive indemnification from other parties in connection with liabilities that may arise in connection with the transactions and in connection with activities prior to completion of the transactions. These indemnification arrangements typically include provisions pertaining to third-party claims relating to environmental and tax matters, as well as various types of litigation. As of December 31, 2025, we had not accrued any significant amounts for our indemnification obligations, and we are not aware of other circumstances that would likely lead to significant future indemnification obligations. We cannot determine with certainty the potential amount of future payments under the indemnification arrangements until events arise that would trigger a liability under the arrangements.
As part of our technology licensing contracts, we give indemnifications to our licensees for liabilities arising from possible patent infringement claims with respect to certain proprietary licensed technologies. Such indemnifications have a stated maximum amount and generally cover a period of 5 to 10 years.
Legal Proceedings—We are subject to various lawsuits and claims, including but not limited to, matters involving contract disputes, tort claims, tax proceedings, and regulatory disputes alleging environmental damage, personal injury and/or property damage, some of which are covered by insurance. We vigorously defend ourselves and prosecute these matters as appropriate.
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
Dividend Distributions—The following table summarizes the dividends paid to common shareholders in the periods presented:

Millions of dollars, except per share amounts	Dividend Per Ordinary Share	Aggregate Dividends Paid	Date of Record
For the year 2025:
March	$1.34	$433	March 10, 2025
June	1.37	445	June 2, 2025
September	1.37	443	August 25, 2025
December	1.37	443	December 1, 2025
	$5.45	$1,764
For the year 2024:
March	$1.25	$408	March 4, 2024
June	1.34	438	June 3, 2024
September	1.34	437	August 26, 2024
December	1.34	437	December 2, 2024
	$5.27	$1,720
In February 2026, we declared a quarterly dividend of $0.69 per share, representing a $0.68 per share reduction from our fourth quarter 2025 dividend. The dividend will be paid to shareholders on March 9, 2026, with an ex-dividend and record date of March 2, 2026.
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

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes our share repurchase activity for the periods presented:

Millions of dollars, except shares and per share amounts	Shares Repurchased	Average Purchase Price	Total Purchase Price, Including Commissions and Fees
For the year 2025:
2024 Share Repurchase Authorization	3,037,987	$66.01	$201
	3,037,987	$66.01	$201
For the year 2024:
2024 Share Repurchase Authorization	2,236,348	$88.42	$198
	2,236,348	$88.42	$198
For the year 2023:
2022 Share Repurchase Authorization	1,365,898	$88.98	$122
2023 Share Repurchase Authorization	983,309	90.99	89
	2,349,207	$89.82	$211
Total cash paid for share repurchases for the years ended December 31, 2025, 2024 and 2023 was $201 million, $195 million and $211 million, respectively. Cash payments made during the reporting period may differ from the total purchase price, including commissions and fees, due to the timing of payments.
Ordinary Shares—The changes in the outstanding amounts of ordinary shares are as follows:

	Year Ended December 31,
	2025	2024	2023
Ordinary shares outstanding:
Beginning balance	323,889,832	324,483,402	325,723,567
Share-based compensation	621,601	1,278,115	793,984
Employee stock purchase plan	611,323	364,663	315,058
Purchase of ordinary shares	(3,037,987)	(2,236,348)	(2,349,207)
Ending balance	322,084,769	323,889,832	324,483,402
Treasury Shares—The changes in the amounts of treasury shares held by the Company are as follows:

	Year Ended December 31,
	2025	2024	2023
Ordinary shares held as treasury shares:
Beginning balance	16,532,666	15,939,096	14,698,931
Share-based compensation	(621,601)	(1,278,115)	(793,984)
Employee stock purchase plan	(611,323)	(364,663)	(315,058)
Purchase of ordinary shares	3,037,987	2,236,348	2,349,207
Ending balance	18,337,729	16,532,666	15,939,096

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accumulated Other Comprehensive Loss—The components of, and after-tax changes in, Accumulated other comprehensive loss as of and for the years ended December 31, 2025, 2024 and 2023 are presented in the following table:
Foreign currency translation adjustments below include currency translation adjustments as well as gains (losses) on net investment hedges; the associated tax benefits or expenses are calculated separately for each component.

Millions of dollars	Financial Derivatives	Defined Benefit Pension and Other Post-retirement Benefit Plans	Foreign Currency Translation Adjustments	Total
Balance, December 31, 2022	$(146)	$(182)	$(1,044)	$(1,372)
Other comprehensive income (loss) before reclassifications	(178)	(142)	45	(275)
Tax benefit before reclassifications	47	38	28	113
Amounts reclassified from accumulated other comprehensive loss	69	9	—	78
Tax expense	(18)	(2)	—	(20)
Net other comprehensive income (loss)	(80)	(97)	73	(104)
Balance, December 31, 2023	$(226)	$(279)	$(971)	$(1,476)

Other comprehensive income (loss) before reclassifications	$51	$(21)	$(125)	$(95)
Tax (expense) benefit before reclassifications	(13)	5	(44)	(52)
Amounts reclassified from accumulated other comprehensive loss	102	18	—	120
Tax expense	(25)	(4)	—	(29)
Net other comprehensive income (loss)	115	(2)	(169)	(56)
Balance, December 31, 2024	$(111)	$(281)	$(1,140)	$(1,532)

Other comprehensive income (loss) before reclassifications	$(92)	$52	$108	$68
Tax (expense) benefit before reclassifications	23	(15)	91	99
Amounts reclassified from accumulated other comprehensive loss	62	12	—	74
Tax expense	(15)	(4)	—	(19)
Net other comprehensive income (loss)	(22)	45	199	222
Balance, December 31, 2025	$(133)	$(236)	$(941)	$(1,310)

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amounts reclassified out of each component of Accumulated other comprehensive loss are as follows:

Millions of dollars	Year Ended December 31,			Affected Line Items on the Consolidated Statements of Income
	2025	2024	2023
Reclassification adjustments for:
Financial derivatives:
Commodities	$—	$4	$—	Sales and other operating expenses
Commodities	22	129	33	Cost of sales
Foreign currency	36	(35)	31	Interest expense
Interest rates	4	4	5	Interest expense
Income tax (expense) benefit	(15)	(25)	(18)	Provision for income taxes
Financial derivatives, net of tax	47	77	51

Amortization of defined pension items:
Settlement gain	(1)	—	—	Other income (expense), net
Actuarial loss	13	15	6	Other income (expense), net
Prior service cost	3	3	3	Other income (expense), net
Curtailment gain	(3)	—	—	Other income (expense), net
Income tax expense	(4)	(4)	(2)	Provision for income taxes
Defined pension items, net of tax	8	14	7

Total reclassifications, before tax	74	120	78
Income tax expense	(19)	(29)	(20)	Provision for income taxes
Total reclassifications, after tax	$55	$91	$58	Amount included in net income
Amortization of defined pension items are included in the computation of net periodic pension and other post-retirement benefit costs, see Note 16 to the Consolidated Financial Statements.
Redeemable Non-controlling Interests
As of December 31, 2025 and 2024, we had 112,964 and 113,053 shares of redeemable non-controlling interest stock outstanding, respectively. During the years ended December 31, 2025, 2024, and 2023, 89, 22, and 396 shares, respectively, were redeemed for less than $1 million in each year.
In February, May, August and November 2025, we paid cash dividends of $15.00 per share to our redeemable non-controlling interest stock shareholders of record as of January 15, 2025, April 15, 2025, July 15, 2025, and October 15, 2025, respectively. In 2025, 2024 and 2023, these dividends were $7 million for each year.

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
Earnings (loss) per share data is as follows:

	Year Ended December 31,
	2025		2024		2023
	Continuing	Discontinued	Continuing	Discontinued	Continuing	Discontinued
Millions of dollars	Operations	Operations	Operations	Operations	Operations	Operations
Net income (loss)	$(785)	$47	$1,442	$(75)	$1,866	$255
Dividends on redeemable non-controlling interests	(7)	—	(7)	—	(7)	—
Net income attributable to participating securities	(7)	—	(6)	—	(7)	—
Net income (loss) attributable to ordinary shareholders—basic and diluted	$(799)	$47	$1,429	$(75)	$1,852	$255

Millions of shares, except per share amounts
Basic weighted average common stock outstanding	322	322	325	325	325	325
Effect of dilutive securities	—	—	1	1	1	1
Potential dilutive shares	322	322	326	326	326	326

Earnings (loss) per share:
Basic	$(2.48)	$0.14	$4.40	$(0.24)	$5.70	$0.78
Diluted	$(2.48)	$0.14	$4.39	$(0.24)	$5.68	$0.78

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

22. Segment and Related Information
Our operations are managed by senior executives who report to our Chief Executive Officer, the chief operating decision maker. Discrete financial information is available for each of the segments. The Chief Executive Officer uses EBITDA as the primary measure for reviewing the profitability of our segments and allocating resources to the segments. We define EBITDA as net income (loss) before interest, income taxes, and depreciation and amortization. Our chief operating decision maker does not receive information about total assets by reportable segment.
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

•Advanced Polymer Solutions (“APS”). Our APS segment produces and markets compounding and solutions, such as polypropylene compounds, engineered plastics, masterbatches, engineered composites and colors.

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
Summarized financial information concerning reportable segments is shown in the following tables for the periods presented:

	Year Ended December 31, 2025
	O&P - Americas	O&P - EAI	I&D	APS	Technology	Other	Total
Millions of dollars
Sales and other operating revenues:
Customers	$7,669	$9,611	$8,953	$3,457	$463	$—	$30,153
Intersegment	2,132	616	116	15	86	(2,965)	—
	9,801	10,227	9,069	3,472	549	(2,965)	30,153
Less:
Cost of sales	8,873	9,963	8,347	3,074	280	(2,961)	27,576
Impairments	9	460	—	782	—	—	1,251
(Income) loss from equity investments	(37)	52	(3)	—	—	—	12
Loss on sale of business	—	—	—	6	—	—	6
Other items	464	412	256	344	132	25	1,633
Add:
Depreciation and amortization expense	652	203	409	83	43	—	1,390
EBITDA	$1,144	$(457)	$878	$(651)	$180	$(29)	$1,065

Capital expenditures	$793	$461	$433	$99	$92	$—	$1,878

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2024
Millions of dollars	O&P - Americas	O&P - EAI	I&D	APS	Technology	Other	Total
Sales and other operating revenues:
Customers	$8,791	$10,188	$10,219	$3,616	$580	$—	$33,394
Intersegment	2,742	679	205	18	91	(3,735)	—
	11,533	10,867	10,424	3,634	671	(3,735)	33,394
Less:
Cost of sales	9,261	10,529	9,208	3,271	211	(3,730)	28,750
Impairments	—	892	2	55	—	—	949
(Income) loss from equity investments	(13)	217	13	—	—	—	217
Gain on sale of business	—	—	(284)	—	—	—	(284)
Other items	459	440	222	344	123	30	1,618
Add:
Depreciation and amortization expense	619	220	401	90	42	—	1,372
EBITDA	$2,445	$(991)	$1,664	$54	$379	$(35)	$3,516

Capital expenditures	$635	$525	$445	$105	$95	$3	$1,808

	Year Ended December 31, 2023
Millions of dollars	O&P - Americas	O&P - EAI	I&D	APS	Technology	Other	Total
Sales and other operating revenues:
Customers	$8,333	$9,822	$10,917	$3,686	$578	$—	$33,336
Intersegment	2,947	657	169	12	85	(3,870)	—
	11,280	10,479	11,086	3,698	663	(3,870)	33,336
Less:
Cost of sales	9,146	10,165	9,383	3,393	210	(3,862)	28,435
Impairments	25	38	192	252	—	—	507
(Income) loss from equity investments	(49)	55	13	1	—	—	20
Other items	442	437	262	312	119	48	1,620
Add:
Depreciation and amortization expense	587	207	443	98	41	—	1,376
EBITDA	$2,303	$(9)	$1,679	$(162)	$375	$(56)	$4,130

Capital expenditures	$480	$273	$590	$75	$69	$12	$1,499
Other items include Selling, general and administrative (“SG&A”) expenses, Research and development expenses, and Other income (expense), net. See Notes 9 and 10 to the Consolidated Financial Statements for additional information regarding impairments.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of EBITDA to Income (loss) from continuing operations before income taxes is shown in the following table for each of the periods presented. Indirect SG&A expense reallocation to continuing operations represents corporate SG&A expenses that were previously allocated to the refining segment:

	Year Ended December 31,
Millions of dollars	2025	2024	2023
EBITDA:
Total segment EBITDA	$1,094	$3,551	$4,186
Other EBITDA	(29)	(35)	(56)
Less:
Depreciation and amortization expense	(1,390)	(1,372)	(1,376)
Interest expense	(487)	(481)	(477)
Indirect SG&A expense reallocation to continuing operations	—	(112)	(107)
Add:
Interest income	97	150	129
Income (loss) from continuing operations before income taxes	$(715)	$1,701	$2,299
The following assets are summarized and reconciled to consolidated totals in the following table:

Millions of dollars	O&P - Americas	O&P - EAI	I&D	APS	Technology	Total
December 31, 2025
Property, plant and equipment, net	$6,775	$1,642	$6,123	$607	$686	$15,833
Equity investments	1,958	1,658	346	1	—	3,963
Goodwill	475	—	225	—	8	708
December 31, 2024
Property, plant and equipment, net	$6,592	$1,553	$5,670	$655	$596	$15,066
Equity investments	2,011	1,732	377	1	—	4,121
Goodwill	472	355	209	517	8	1,561

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-lived assets include Property, plant and equipment, net, Intangible assets, net and Equity investments, see Notes 9 and 10 to the Consolidated Financial Statements. The following long-lived assets data is based upon the location of the assets:

	December 31,
Millions of dollars	2025	2024
Long-lived assets:
United States	$14,551	$14,456
Germany	2,012	1,691
The Netherlands	830	784
Italy	496	399
Mexico	226	257
France	184	171
Poland	168	173
China	120	124
Thailand	116	123
Other	1,543	1,586
Total	$20,246	$19,764

Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A.     Controls and Procedures.
Effectiveness of Controls and Procedures
Our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to management (including the principal executive and financial officers) as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of December 31, 2025, the end of the period covered by this Annual Report on Form 10-K.
Management’s Report on Internal Control over Financial Reporting
Management’s report on our internal control over financial reporting can be found in Item 8, Financial Statements and Supplementary Data, of this report.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in our fourth fiscal quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.     Other Information.
During the three months ended December 31, 2025, none of our Section 16 officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III
Item 10.     Directors, Executive Officers and Corporate Governance.
We have a Code of Conduct for all employees and directors, including our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. We also have a Financial Code of Ethics specifically for our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. We have posted copies of these codes on the “Investors” section of our website at www.LyondellBasell.com (within the governance section). Any waivers of the codes must be approved, in advance, by our Board of Directors. Any amendments to, or waivers from, the codes that apply to our executive officers and directors will be posted on our website.
Information regarding our executive officers is reported under the caption “Information about our Executive Officers” in Part I of this report, which is incorporated herein by reference.
All other information required by this Item will be included in our Proxy Statement relating to our 2026 Annual General Meeting of Shareholders and is incorporated herein by reference.*
Item 11.     Executive Compensation.
All information required by this Item will be included in our Proxy Statement relating to our 2026 Annual General Meeting of Shareholders and is incorporated herein by reference.*
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
All information required by this Item will be included in our Proxy Statement relating to our 2026 Annual General Meeting of Shareholders and is incorporated herein by reference.*
Item 13.     Certain Relationships and Related Transactions, and Director Independence.
All information required by this Item will be included in our Proxy Statement relating to our 2026 Annual General Meeting of Shareholders and is incorporated herein by reference.*
Item 14.     Principal Accounting Fees and Services.
All information required by this Item will be included in our Proxy Statement relating to our 2026 Annual General Meeting of Shareholders and is incorporated herein by reference.*

*
Except for information or data specifically incorporated herein by reference under Items 10 through 14, other information and data appearing in our 2026 Proxy Statement are not deemed to be a part of this Annual Report on Form 10-K or deemed to be filed with the Commission as a part of this report.

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

4.1
Description of the Company’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 of our Annual Report on Form 10-K filed with the SEC on February 27, 2025)

4.2
Specimen certificate for Class A ordinary shares, par value €0.04 per share, of LyondellBasell Industries N.V. (incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K filed with the SEC on February 16, 2016)

4.3
Registration Rights Agreement by and among LyondellBasell Industries N.V. and the Holders (as defined therein), dated as of April 30, 2010 (incorporated by reference to Exhibit 4.7 to Amendment No. 2 to Form 10 filed with the SEC on July 26, 2010)

4.4
Second Amended and Restated Nomination Agreement, dated June 1, 2018, between AI International Chemicals S.à R.L. and LyondellBasell Industries N.V. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on June 5, 2018)

4.5
Indenture, between LyondellBasell Industries N.V. as Company and Computershare Trust Company, N.A., as Trustee (as successor to Wells Fargo Bank, National Association), dated as of March 5, 2015 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on March 5, 2015)

4.6
Officer’s Certificate of LyondellBasell Industries, N.V. relating to the 4.625% Senior Notes due 2055, dated as of March 5, 2015 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on March 5, 2015)

4.7
Form of LyondellBasell Industries N.V.’s 4.625% Senior Notes due 2055 (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on March 5, 2015 and included in Exhibit 4.2 thereto)

4.8
Indenture, among LYB International Finance B.V., as issuer, LyondellBasell Industries N.V., as guarantor, and Computershare Trust Company, N.A., as Trustee (as successor to Wells Fargo Bank, National Association), dated as of July 16, 2013 (incorporated by reference to Exhibit 4.1 to our Form 8-K filed with the SEC on July 16, 2013)

4.9
Officer’s Certificate of LYB International Finance B.V. relating to the 5.250% Guaranteed Notes due 2043, dated as of July 16, 2013 (incorporated by reference to Exhibit 4.3 to our Form 8-K filed with the SEC on July 16, 2013)

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

4.25
Officer’s Certificate of LYB International Finance III, LLC relating to the 2.250% Guaranteed Notes due 2030, 3.375% Guaranteed Notes due 2040, 3.625% Guaranteed Notes due 2051, and 3.800% Guaranteed Notes due 2060, dated as of October 8, 2020 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on October 8, 2020)

4.26	Form of LYB International Finance III, LLC’s 2.250% Guaranteed Notes due 2030 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on October 8, 2020)

4.27	Form of LYB International Finance III, LLC’s 3.375% Guaranteed Notes due 2040 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on October 8, 2020)

4.28	Form of LYB International Finance III, LLC’s 3.625% Guaranteed Notes due 2051 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on October 8, 2020)

4.29	Form of LYB International Finance III, LLC’s 3.800% Guaranteed Notes due 2060 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on October 8, 2020)

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

4.31
Officer’s Certificate of LYB International Finance III, LLC relating to the 5.625% Guaranteed Notes due 2033, dated as of May 19, 2023 (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on May 19, 2023)

4.32	Form of LYB International Finance III, LLC’s 5.625% Guaranteed Notes due 2033 (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on May 19, 2023)

4.33
Officer’s Certificate of LYB International Finance III, LLC relating to the 5.500% Guaranteed Notes due 2034, dated as of February 28, 2024 (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on February 28, 2024)

4.34	Form of LYB International Finance III, LLC’s 5.500% Guaranteed Notes due 2034 (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on February 28, 2024)

4.35
Officer’s Certificate of LYB International Finance III, LLC relating to the 6.150% Guaranteed Notes due 2035, dated as of May 15, 2025 (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on May 15, 2025)

4.36	Form of LYB International Finance III, LLC’s 6.150% Guaranteed Notes due 2035 (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on May 15, 2025).

4.37
Officer’s Certificate of LYB International Finance III, LLC relating to the 5.125% Guaranteed Notes due 2031 and 5.875% Guaranteed Notes due 2036, dated as of November 13, 2025 (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on November 13, 2025).

4.38	Form of LYB International Finance III, LLC’s 5.125% Guaranteed Notes due 2031 (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on November 13, 2025)

4.39	Form of LYB International Finance III, LLC’s 5.875% Guaranteed Notes due 2036 (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on November 13, 2025)

Exhibit Number	Description

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

10.3+	Letter to Torkel Rhenman dated July 22, 2020 (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed with the SEC on October 30, 2020)

10.4+	Appointment Letter for Torkel Rhenman dated September 27, 2022 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on October 28, 2022)

10.5+	Appointment Letter dated November 21, 2024 from the Company to Agustin Izquierdo (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on November 22, 2024)

10.6+
LyondellBasell Industries N.V. U.S. Senior Management Deferral Plan, as Amended and Restated as of September 25, 2025 (incorporated by reference to Exhibit 10.2 of our Form 10-Q filed with the SEC on October 31, 2025)

10.7+
LyondellBasell Executive Severance Plan, Amended & Restated, effective as of November 17, 2023 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on November 17, 2023)

10.8+	Form of LyondellBasell Executive Severance Plan Participation Agreement (incorporated by reference to Exhibit 10.8 of our Annual Report on Form 10-K filed with the SEC on February 27, 2025)

10.9+	Form of Officer and Director Indemnification Agreement (incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K filed with the SEC on February 21, 2019)

10.10+	LyondellBasell Industries Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 28, 2021)

10.11+	2024 Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.19 of our Annual Report on Form 10-K filed with the SEC on February 22, 2024)

10.12+	2024 Form of Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.20 of our Annual Report on Form 10-K filed with the SEC on February 22, 2024)

10.13+	2025 Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.16 of our Annual Report on Form 10-K filed with the SEC on February 27, 2025)

10.14+	2025 Form of Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.17 of our Annual Report on Form 10-K filed with the SEC on February 27, 2025)

10.15+*	2026 Form of Restricted Stock Unit Award Agreement

10.16+*	2026 Form of Performance Share Unit Award Agreement

10.17+	Form of Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q filed with the SEC on July 31, 2020)

Exhibit Number	Description

10.18
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

10.19
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

10.27
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

Exhibit Number	Description

10.28
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

10.29
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

10.30
Put Option Letter Agreement between LyondellBasell Industries Holdings B.V. and AEQ Amethyst B.V. (including the form of Sale and Purchase Agreement as Schedule 1 thereto) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 5, 2025).

10.31
Sale and Purchase Agreement dated as of October 29, 2025, between LyondellBasell Industries Holdings B.V. and AEQ Amethyst B.V. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 31, 2025)

19	Policy Prohibiting Insider Trading (incorporated by reference to Exhibit 19 of our Annual Report on Form 10-K filed with the SEC on February 27, 2025)

21*	List of subsidiaries of the registrant

23*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32**	Certifications pursuant to 18 U.S.C. Section 1350

97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 to our Annual Report on Form 10-K filed with the SEC on February 22, 2024)

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Schema Document

101.CAL*	Inline XBRL Calculation Linkbase Document

101.DEF*	Inline XBRL Definition Linkbase Document

101.LAB*	Inline XBRL Labels Linkbase Document

101.PRE*	Inline XBRL Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

+	Management contract or compensatory plan, contract or arrangement.
*	Filed herewith.
**	Furnished herewith.

Item 16.    Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LYONDELLBASELL INDUSTRIES N.V.

Date:	February 20, 2026
/s/Peter Vanacker
		Name:	Peter Vanacker
		Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter Vanacker	Chief Executive Officer and Director	February 20, 2026
Peter Vanacker	(Principal Executive Officer)

/s/ Agustin Izquierdo	Executive Vice President and	February 20, 2026
Agustin Izquierdo	Chief Financial Officer
(Principal Financial Officer)

/s/ Matthew D. Hayes	Senior Vice President,	February 20, 2026
Matthew D. Hayes	Chief Accounting Officer
(Principal Accounting Officer)

/s/ Jacques Aigrain	Chair of the Board	February 20, 2026
Jacques Aigrain	and Director

/s/ Lincoln Benet	Director	February 20, 2026
Lincoln Benet

/s/ Robin W.T. Buchanan	Director	February 20, 2026
Robin W.T. Buchanan

/s/ Anthony R. Chase	Director	February 20, 2026
Anthony R. Chase

/s/ Robert W. Dudley	Director	February 20, 2026
Robert W. Dudley

/s/ Claire S. Farley	Director	February 20, 2026
Claire S. Farley

/s/ Rita Griffin	Director	February 20, 2026
Rita Griffin

/s/ Michael S. Hanley	Director	February 20, 2026
Michael S. Hanley

/s/ Virginia A. Kamsky	Director	February 20, 2026
Virginia A. Kamsky

/s/ Bridget Karlin	Director	February 20, 2026
Bridget Karlin

/s/ Albert J. Manifold	Director	February 20, 2026
Albert J. Manifold