Form 10-Q
period 2026-03-31
LyondellBasell Industries N.V.
filed 2026-05-01
CIK 1489393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 322,784,773 ordinary shares, €0.04 par value, outstanding at April 29, 2026 (excluding 17,637,725 treasury shares).

LYONDELLBASELL INDUSTRIES N.V.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
Millions of dollars, except earnings per share	2026	2025
Sales and other operating revenues:
Trade	$7,052	$7,528
Related parties	145	149
	7,197	7,677
Operating costs and expenses:
Cost of sales	6,496	7,128
Impairments	15	—
Selling, general and administrative expenses	411	401
Research and development expenses	36	34
	6,958	7,563
Operating income	239	114
Interest expense	(138)	(107)
Interest income	31	30
Other income, net	10	21
Income from continuing operations before equity investments and income taxes	142	58
Income (loss) from equity investments	(5)	1
Income from continuing operations before income taxes	137	59
Provision for (benefit from) income taxes	(2)	36
Income from continuing operations	139	23
Income (loss) from discontinued operations, net of tax	(14)	154
Net income	125	177
Dividends on redeemable non-controlling interests	(2)	(2)
Net income attributable to the Company shareholders	$123	$175

Earnings (loss) per share:
Net income (loss) attributable to the Company shareholders —
Basic
Continuing operations	$0.42	$0.06
Discontinued operations	(0.04)	0.48
	$0.38	$0.54
Diluted
Continuing operations	$0.42	$0.06
Discontinued operations	(0.04)	0.48
	$0.38	$0.54
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
Millions of dollars	2026	2025
Net income	$125	$177
Other comprehensive income, net of tax –
Financial derivatives	42	29
Defined benefit pension and other postretirement benefit plans	3	(6)
Foreign currency translations	(29)	62
Total other comprehensive income, net of tax	16	85
Comprehensive income	141	262
Dividends on redeemable non-controlling interests	(2)	(2)
Comprehensive income attributable to the Company shareholders	$139	$260
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED BALANCE SHEETS

Millions of dollars	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$2,635	$3,443
Restricted cash	4	6
Accounts receivable:
Trade, net	2,984	2,362
Related parties	273	155
Inventories	3,635	3,533
Prepaid expenses and other current assets	777	612
Assets held for sale	749	757
Total current assets	11,057	10,868
Operating lease assets	1,510	1,514
Property, plant and equipment	25,875	25,802
Less: Accumulated depreciation	(10,173)	(9,969)
Property, plant and equipment, net	15,702	15,833
Equity investments	3,928	3,963
Goodwill	705	708
Intangible assets, net	417	450
Other assets	639	667
Total assets	$33,958	$34,003
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED BALANCE SHEETS

Millions of dollars, except shares and par value data	March 31, 2026	December 31, 2025
LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY
Current liabilities:
Current maturities of long-term debt	$1,467	$588
Short-term debt	226	226
Accounts payable:
Trade	2,536	2,250
Related parties	362	444
Accrued and other current liabilities	1,905	1,956
Liabilities held for sale	692	665
Total current liabilities	7,188	6,129
Long-term debt	11,228	12,124
Operating lease liabilities	1,331	1,327
Other liabilities	1,703	1,900
Deferred income taxes	2,343	2,316
Commitments and contingencies
Redeemable non-controlling interests	114	114
Shareholders’ equity:
Ordinary shares, €0.04 par value, 1,275 million shares authorized, 322,770,429 and 322,084,769 shares outstanding, respectively	19	19
Additional paid-in capital	6,124	6,148
Retained earnings	6,711	6,812
Accumulated other comprehensive loss	(1,294)	(1,310)
Treasury stock, at cost, 17,652,069 and 18,337,729 ordinary shares, respectively	(1,520)	(1,587)
Total Company share of shareholders’ equity	10,040	10,082
Non-controlling interests	11	11
Total equity	10,051	10,093
Total liabilities, redeemable non-controlling interests and equity	$33,958	$34,003
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
Millions of dollars	2026	2025
Cash flows from operating activities:
Net income	$125	$177
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	342	323
Impairments	15	—
Amortization of debt-related costs	3	2
Share-based compensation	47	35
Equity investments—
Equity (income) loss	5	(1)
Deferred income tax provision (benefit)	20	(25)
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(797)	(440)
Inventories	(96)	(198)
Accounts payable	291	(78)
Other, net	(224)	(374)
Net cash used in operating activities	(269)	(579)
Cash flows from investing activities:
Expenditures for property, plant and equipment	(269)	(483)
Proceeds from settlement of net investment hedges	—	59
Other, net	(10)	(6)
Net cash used in investing activities	$(279)	$(430)
Cash flows from financing activities:
Repurchases of Company ordinary shares	$—	$(110)
Dividends paid - common stock	(224)	(433)
Other, net	(12)	(4)
Net cash used in financing activities	(236)	(547)
Effect of exchange rate changes on cash	(26)	38
Decrease in cash and cash equivalents and restricted cash	(810)	(1,518)
Cash and cash equivalents and restricted cash at beginning of period	3,449	3,388
Cash and cash equivalents and restricted cash at end of period	$2,639	$1,870

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Company Share of Shareholders’ Equity	Non- Controlling Interests
Millions of dollars	Issued	Treasury
Balance, December 31, 2025	$19	$(1,587)	$6,148	$6,812	$(1,310)	$10,082	$11
Net income	—	—	—	125	—	125	—
Other comprehensive income	—	—	—	—	16	16	—
Share-based compensation	—	67	(24)	—	—	43	—
Dividends - common stock ($0.69 per share)	—	—	—	(224)	—	(224)	—
Dividends - redeemable non-controlling interests ($15.00 per share)	—	—	—	(2)	—	(2)	—
Balance, March 31, 2026	$19	$(1,520)	$6,124	$6,711	$(1,294)	$10,040	$11

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Company Share of Shareholders’ Equity	Non- Controlling Interests
Millions of dollars	Issued	Treasury
Balance, December 31, 2024	$19	$(1,500)	$6,150	$9,325	$(1,532)	$12,462	$12
Net income	—	—	—	177	—	177	—
Other comprehensive income	—	—	—	—	85	85	—
Share-based compensation	—	51	(18)	(1)	—	32	—
Dividends - common stock ($1.34 per share)	—	—	—	(435)	—	(435)	—
Dividends - redeemable non-controlling interests ($15.00 per share)	—	—	—	(2)	—	(2)	—
Repurchases of Company ordinary shares	—	(110)	—	—	—	(110)	—
Balance, March 31, 2025	$19	$(1,559)	$6,132	$9,064	$(1,447)	$12,209	$12
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
The accompanying unaudited Consolidated Financial Statements have been prepared from the books and records of LyondellBasell N.V. in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial information. Certain notes and other information have been condensed or omitted from the interim financial statements included in this report. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair statement have been included. These statements contain some amounts that are based upon management estimates and judgments. Future actual results could differ from such current estimates. The results for interim periods are not necessarily indicative of results for the entire year.
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
2.    Accounting and Reporting Changes
Recently Adopted Guidance
Measurement of Credit Losses—In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. We elected the practical expedient provided by this ASU for estimating expected credit losses on current accounts receivable and current contract assets arising from transactions accounted for under ASC 606. The guidance is effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual reporting periods. The adoption of this guidance at January 1, 2026 did not have a material impact on our Consolidated Financial Statements.
Accounting Guidance Issued But Not Adopted as of March 31, 2026
Grants—In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. This ASU provides guidance for recognition, measurement, and presentation of government grants. The guidance is effective for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods and may be applied using either a modified prospective, a modified retrospective or a retrospective approach. Early adoption is permitted. The adoption of this guidance will not have a material impact on our Consolidated Financial Statements.
Accounting for Software Costs—In September 2025, the FASB issued ASU 2025-06, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This guidance amends certain aspects of the accounting for and disclosure of software costs, including when entities start capitalizing eligible costs. This guidance also supersedes existing guidance on website development costs. The guidance is effective for annual reporting periods beginning after December 15, 2027, and interim periods within those annual reporting periods. Early adoption

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

is permitted. We are currently assessing the impact the adoption will have on our Consolidated Financial Statements.
Expense Disaggregation Disclosures—In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income —Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This guidance requires incremental disclosures about specific expense categories, including, but not limited to, purchases of inventory, employee compensation, depreciation, amortization and selling expenses. The amendments are effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. While permitted, we do not plan to early adopt this guidance. The guidance may be applied either prospectively or retrospectively. The adoption of this guidance will not have a material impact on our Consolidated Financial Statements as the guidance relates only to disclosure.
3.    Discontinued Operations

Discontinued operations consists primarily of our refining business. The following table presents components of Income (loss) from discontinued operations, net of tax:

	Three Months Ended March 31,
Millions of dollars	2026	2025
Sales and other operating revenues	$—	$1,199
Cost of sales	—	1,001
Selling, general and administrative expenses	—	2
Operating income (loss)	—	196
Other income (expense), net	(18)	—
Provision for (benefit from) income taxes	(4)	42
Income (loss) from discontinued operations, net of tax	$(14)	$154

4.    Assets Held for Sale
In June 2025, we entered into an agreement for the sale of select European olefins and polyolefins assets and the associated business. The sites to be sold were part of the previously announced European strategic assessment and are located in Berre l’Etang (France), Münchsmünster (Germany), Carrington (United Kingdom), and Tarragona (Spain). These sites, identified for sale, are within our Olefins & Polyolefins-Europe, Asia, International (“O&P-EAI”) segment. The assets and liabilities associated with the business to be sold are classified as held for sale in the Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025.
On May 1, 2026, we announced the completion of the sale and expect to record a pre-tax loss of approximately $700 million to $800 million, inclusive of a cash contribution of approximately $300 million to the sold businesses prior to closing and estimated closing costs, subject to customary post‑closing adjustments.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table summarizes the assets and liabilities classified as held for sale in the Consolidated Balance Sheets:

Millions of dollars	March 31, 2026	December 31, 2025
ASSETS
Accounts receivable - Trade, net	$297	$272
Inventories	365	407
Prepaid expenses and other current assets	28	22
Operating lease assets	30	12
Equity investments	27	28
Other assets	2	16
Total assets held for sale	$749	$757

LIABILITIES
Accounts payable - Trade	$247	$225
Accrued and other current liabilities	138	129
Operating lease liabilities	15	9
Other liabilities	262	272
Deferred income taxes	30	30
Total liabilities held for sale	$692	$665
5.    Revenues
Contract Balances—Contract liabilities were $139 million and $125 million as of March 31, 2026 and December 31, 2025, respectively. Revenue recognized in each reporting period that was included in the contract liability balance at the beginning of the period was immaterial.
Disaggregation of Revenues—The following table presents our revenues disaggregated by key products:

	Three Months Ended March 31,
Millions of dollars	2026	2025
Sales and other operating revenues:
Olefins and co-products	$1,186	$1,066
Polyethylene	1,681	1,778
Polypropylene	1,344	1,538
Propylene oxide and derivatives	518	588
Oxyfuels and related products	1,134	1,131
Intermediate chemicals	348	541
Compounding and solutions	873	904
Other	113	131
Total	$7,197	$7,677

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table presents our revenues disaggregated by geography, based upon the location of the customer:

	Three Months Ended March 31,
Millions of dollars	2026	2025
Sales and other operating revenues:
United States	$2,723	$2,855
Germany	588	616
China	333	480
Mexico	327	409
Italy	318	327
France	297	265
Japan	258	318
Poland	208	203
The Netherlands	198	166
Other	1,947	2,038
Total	$7,197	$7,677
6.    Accounts Receivable
Accounts receivable are reflected in the Consolidated Balance Sheets, net of allowance for credit losses of $3 million as of March 31, 2026 and December 31, 2025.

7.    Inventories
Inventories consisted of the following components:

Millions of dollars	March 31, 2026	December 31, 2025
Finished goods	$2,151	$2,238
Work-in-process	95	69
Raw materials and supplies	1,389	1,226
Total inventories	$3,635	$3,533
During the first three months of 2025, inventory liquidations associated with our exit from the refinery business generated a last-in, first-out (“LIFO”) benefit of $196 million, net of tax, or $0.61 per diluted share. This benefit is reflected in Income (loss) from discontinued operations, net of tax in the Consolidated Statements of Income. See Note 3 for additional information.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

8.    Debt
Long-term loans, notes and other debt, net of unamortized discount, debt issuance cost and cumulative fair value hedging adjustments, consisted of the following:

Millions of dollars	March 31, 2026	December 31, 2025
Senior Notes due 2055, $1,000 million, 4.625% ($15 million of discount; $10 million of debt issuance cost)	$975	$975
Guaranteed Notes due 2027, $300 million, 8.1%	300	300
Issued by LYB International Finance B.V.:
Guaranteed Notes due 2043, $750 million, 5.25% ($17 million of discount; $6 million of debt issuance cost)	727	727
Guaranteed Notes due 2044, $1,000 million, 4.875% ($9 million of discount; $8 million of debt issuance cost)	983	983
Issued by LYB International Finance II B.V.:
Guaranteed Notes due 2026, €500 million, 0.875%	572	585
Guaranteed Notes due 2027, $1,000 million, 3.5% ($1 million of discount)	589	590
Guaranteed Notes due 2031, €500 million, 1.625% ($3 million of discount; $2 million of debt issuance cost)	563	577
Issued by LYB International Finance III LLC:
Guaranteed Notes due 2030, $500 million, 3.375%	144	142
Guaranteed Notes due 2030, $500 million, 2.25% ($2 million of discount; $2 million of debt issuance cost)	482	481
Guaranteed Notes due 2031, $500 million, 5.125% ($1 million of discount; $4 million of debt issuance cost)	495	495
Guaranteed Notes due 2033, $500 million, 5.625% ($4 million of debt issuance cost)	496	496
Guaranteed Notes due 2034, $750 million, 5.5% ($5 million of discount, $6 million of debt issuance cost)	739	739
Guaranteed Notes due 2035, $500 million, 6.150% ($1 million of discount, $5 million of debt issuance cost	494	494
Guaranteed Notes due 2036, $1,000 million, 5.875% ($7 million of discount, $9 million of debt issuance cost	984	984
Guaranteed Notes due 2040, $750 million, 3.375% ($1 million of discount; $6 million of debt issuance cost)	743	743
Guaranteed Notes due 2049, $1,000 million, 4.2% ($13 million of discount; $10 million of debt issuance cost)	977	977
Guaranteed Notes due 2050, $1,000 million, 4.2% ($6 million of discount; $10 million of debt issuance cost)	971	971
Guaranteed Notes due 2051, $1,000 million, 3.625% ($2 million of discount; $9 million of debt issuance cost)	951	952
Guaranteed Notes due 2060, $500 million, 3.8% ($4 million of discount; $5 million of debt issuance cost)	486	487
Other	24	14
Total	12,695	12,712
Less current maturities	(1,467)	(588)
Long-term debt	$11,228	$12,124

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Fair value hedging adjustments associated with the fair value hedge accounting of our fixed-for-floating interest rate swaps for the applicable periods are as follows:

	Gains (Losses)		Cumulative Fair Value Hedging Adjustments Included in Carrying Amount of Debt
	Three Months Ended March 31,		March 31,	December 31,
Millions of dollars	2026	2025	2026	2025
Guaranteed Notes due 2025, 1.25%	$—	$(1)	$—	$—
Guaranteed Notes due 2026, 0.875%	—	—	2	2
Guaranteed Notes due 2027, 3.5%	1	(3)	1	—
Guaranteed Notes due 2030, 3.375%	—	(3)	(2)	(2)
Guaranteed Notes due 2030, 2.25%	—	(2)	14	14
Guaranteed Notes due 2031, 1.625%	1	2	6	5
Guaranteed Notes due 2050, 4.2%	—	(1)	13	13
Guaranteed Notes due 2051, 3.625%	1	(14)	38	37
Guaranteed Notes due 2060, 3.8%	1	(3)	5	4
Total	$4	$(25)	$77	$73
Fair value adjustments are recognized in Interest expense in the Consolidated Statements of Income.

Long-Term Debt
Senior Revolving Credit Facility—Our $3,750 million senior unsecured revolving credit facility (the “Senior Revolving Credit Facility”), which expires in July 2029, may be used for dollar and euro denominated borrowings. As of March 31, 2026, we had no borrowings or letters of credit outstanding and $3,750 million of unused availability under this facility.

Short-Term Debt
U.S. Receivables Facility—Our U.S. Receivables Facility, which expires in June 2026, has a purchase limit of $900 million in addition to a $300 million uncommitted accordion feature. As of March 31, 2026, we had no borrowings or letters of credit outstanding and $900 million unused availability under this facility.
Commercial Paper Program—We have a commercial paper program under which we may issue up to $2,500 million of privately placed, unsecured, short-term promissory notes (“commercial paper”). As of March 31, 2026, we had no borrowings of outstanding commercial paper.
Precious Metal Financings—At March 31, 2026 and December 31, 2025, we had $226 million of Short-term debt related to our precious metal financings.
Weighted Average Interest Rate—As of March 31, 2026 and December 31, 2025, our weighted average interest rate on outstanding Short-term debt was 2.7%.
Additional Information
Debt Compliance—As of March 31, 2026, we are in compliance with our debt covenants.

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
Financial Instruments Measured at Fair Value on a Recurring Basis—The following table summarizes financial instruments outstanding for the periods presented that are measured at fair value on a recurring basis:

	Fair Value
Millions of dollars	March 31, 2026	December 31, 2025	Balance Sheet Classification
Assets–
Derivatives designated as hedges:
Commodities	$38	$—	Prepaid expenses and other current assets
Commodities	13	4	Other assets
Foreign currency	15	19	Prepaid expenses and other current assets
Foreign currency	7	—	Other assets
Interest rates	25	16	Prepaid expenses and other current assets
Derivatives not designated as hedges:
Commodities	13	5	Prepaid expenses and other current assets
Foreign currency	2	—	Prepaid expenses and other current assets
Total	$113	$44

Liabilities–
Derivatives designated as hedges:
Commodities	$20	$33	Accrued and other current liabilities
Commodities	9	8	Other liabilities
Foreign currency	81	15	Accrued and other current liabilities
Foreign currency	62	199	Other liabilities
Interest rates	30	27	Accrued and other current liabilities
Interest rates	75	79	Other liabilities
Derivatives not designated as hedges:
Commodities	50	42	Accrued and other current liabilities
Foreign currency	6	5	Accrued and other current liabilities
Total	$333	$408
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

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Financial Instruments Not Measured at Fair Value on a Recurring Basis—The following table presents the carrying value and estimated fair value of our short-term precious metal financings and Long-term debt:

	March 31, 2026		December 31, 2025
Millions of dollars	Carrying Value	Fair Value	Carrying Value	Fair Value
Precious metal financings	$226	$258	$226	$263
Long-term debt	11,208	9,492	12,113	10,501
Total	$11,434	$9,750	$12,339	$10,764
The financial instruments in the table above are classified as Level 2. Our other financial instruments classified within Current assets and Current liabilities have a short maturity and their carrying value approximates fair value.
Derivative Instruments:
Commodity Prices—The following table presents the notional amounts of our outstanding commodity derivative instruments:

	Notional Amount		Unit of Measure	Maturity Date
Millions of units	March 31, 2026	December 31, 2025
Derivatives designated as hedges:
Natural gas	46	51	MMBtu	2026 to 2028
Ethane	11	13	Bbls	2026 to 2028
Power	1	1	MWhs	2026 to 2028
Derivatives not designated as hedges:
Ethane	1	6	Bbls	2026
Other commodities	4	3	Bbls	2026 to 2028
Interest Rates—The following table presents the notional amounts of our outstanding interest rate derivative instruments:

	Notional Amount
Millions of dollars	March 31, 2026	December 31, 2025	Maturity Date
Fair value hedges	$1,879	$1,885	2026 to 2031
Foreign Currency Rates—The following table presents the notional amounts of our outstanding foreign currency derivative instruments:

	Notional Amount
Millions of dollars	March 31, 2026	December 31, 2025	Maturity Date
Net investment hedges	$2,465	$2,465	2027 to 2032
Cash flow hedges	294	294	2027
Not designated	324	295	2026

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Impact on Earnings and Other Comprehensive Income—The following tables summarize the pre-tax effect of derivative instruments recorded in Accumulated other comprehensive income (“AOCI”), the gains (losses) reclassified from AOCI to earnings and additional gains (losses) recognized directly in earnings:

	Effects of Financial Instruments
	Three Months Ended March 31,
	Balance Sheet				Income Statement
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified to Income from AOCI		Additional Gain (Loss) Recognized in Income		Income Statement
Millions of dollars	2026	2025	2026	2025	2026	2025	Classification
Derivatives designated as hedges:
Commodities	$58	$37	$(2)	$(2)	$—	$—	Cost of sales
Foreign currency	74	(119)	(7)	11	10	12	Interest expense
Interest rates	—	—	1	1	(12)	13	Interest expense
Derivatives not designated as hedges:
Commodities	—	—	—	—	(8)	—	Sales and other operating revenues
Commodities	—	—	—	—	15	(19)	Cost of sales
Commodities	—	—	—	—	—	8	Income (loss) from discontinued operations, net of tax
Foreign currency	—	—	—	—	4	(29)	Other income, net
Total	$132	$(82)	$(8)	$10	$9	$(15)

As of March 31, 2026, on a pre-tax basis, $5 million is scheduled to be reclassified from AOCI as an increase to Interest expense over the next twelve months.
Other Financial Instruments:
Cash and Cash Equivalents—As of March 31, 2026 and December 31, 2025, we had marketable securities classified as Cash and cash equivalents of $1,469 million and $2,030 million, respectively.
10.    Income Taxes

For interim tax reporting, we estimate an annual effective tax rate which is applied to the year-to-date ordinary income. Tax effects of significant, unusual, or infrequently occurring items are excluded from the estimated annual effective tax rate calculation and recognized in the interim period in which they occur. Our effective income tax rate fluctuates based on, among other factors, changes in pre-tax income in countries with varying statutory tax rates, changes in valuation allowances, changes in foreign exchange gains or losses, the amount of nontaxable or nondeductible items, changes in unrecognized tax benefits associated with uncertain tax positions and changes in tax laws.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Our effective income tax rate for the first quarter of 2026 was (1.5)% compared to 61.0% for the first quarter of 2025. The lower effective tax rate for the first quarter of 2026 was due to foreign exchange losses coupled with a tax benefit associated with a tax refund claim that decreased the effective tax rate by 28.6 percentage points and 11.4 percentage points, respectively. In addition, changes in earnings in countries with varying statutory tax rates decreased the effective tax rate by 17.5 percentage points.
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
Financial Assurance Instruments—We have obtained letters of credit, performance and surety bonds and have issued financial and performance guarantees to support trade payables, potential liabilities and other obligations. Considering the frequency of claims made against the financial instruments we use to support our obligations, and the magnitude of those financial instruments in light of our current financial position, we do not expect that any claims made against or draws on these financial instruments would have a material adverse effect on the Consolidated Financial Statements. We have not experienced any unmanageable difficulties in obtaining the required financial assurance instruments for our current operations.
Environmental Remediation—Accrued liabilities for future environmental remediation costs at current and former plant sites and other remediation sites totaled $177 million as of March 31, 2026, and $178 million as of December 31, 2025. For each period, $74 million was classified as Liabilities held for sale. The remaining balances are included in Accrued and other current liabilities and Other liabilities on the Consolidated Balance Sheets.
As of March 31, 2026, the accrued liabilities for individual sites range from less than $1 million to $56 million. The remediation expenditures are expected to occur over a number of years and are not concentrated in any single year. In our opinion, it is reasonably possible that losses in excess of the liabilities recorded may have been incurred. However, we cannot estimate any amount or range of such possible additional losses. New information about sites, new technology or future developments, such as involvement in investigations by regulatory agencies, could require us to reassess our potential exposure related to environmental matters.

Indemnification—We are parties to various indemnification arrangements, including arrangements entered into in connection with acquisitions, divestitures and the formation and dissolution of joint ventures. Pursuant to these arrangements, we provide indemnification to and/or receive indemnification from other parties in connection with liabilities that may arise in connection with the transactions and in connection with activities prior to completion of the transactions. These indemnification arrangements typically include provisions pertaining to third-party claims relating to environmental and tax matters, as well as various types of litigation. As of March 31, 2026, we had not accrued any significant amounts for our indemnification obligations, and we are not aware of other circumstances that would likely lead to significant future indemnification obligations. We cannot determine with certainty the potential amount of future payments under the indemnification arrangements until events arise that would trigger a liability under the arrangements.
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
12.    Shareholders’ Equity and Redeemable Non-controlling Interests
Shareholders’ Equity
Dividend Distributions—The following table summarizes the quarterly dividends paid in the period presented:

Millions of dollars, except per share amounts	Dividend Per Ordinary Share	Aggregate Dividends Paid	Date of Record
March 2026	$0.69	$224	March 2, 2026
Share Repurchase Authorization—In May 2025, our shareholders approved a proposal to authorize us to repurchase up to 34.0 million ordinary shares, through November 23, 2026 (“2025 Share Repurchase Authorization”), which superseded any prior repurchase authorizations. The timing and amount of these repurchases, which are determined based on our evaluation of market conditions and other factors, may be executed from time to time through open market or privately negotiated transactions. In September 2025, we amended our Senior Revolving Credit Facility which now restricts share repurchases except to offset dilution. The repurchased shares, which are recorded at cost, are classified as Treasury stock and may be retired or used for general corporate purposes, including for various employee benefit and compensation plans. As of April 29, 2026, we had approximately 34.0 million shares remaining under the current authorization.
Total cash paid for share repurchases for the three months ended March 31, 2025 was $110 million. There were no repurchases during the three months ended March 31, 2026.
The following table summarizes our share repurchase activity for the three months ended March 31, 2025:

Millions of dollars, except shares and per share amounts	Shares Repurchased	Average Purchase Price Per Share	Total Purchase Price, Including Commissions and Fees
2024 Share Repurchase Authorization	1,485,648	$74.29	$110

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Ordinary Shares—The changes in the outstanding amounts of ordinary shares are as follows:

	Three Months Ended March 31,
	2026	2025
Ordinary shares outstanding:
Beginning balance	322,084,769	323,889,832
Share-based compensation	514,683	424,241
Employee stock purchase plan	170,977	116,659
Purchase of ordinary shares	—	(1,485,648)
Ending balance	322,770,429	322,945,084
Treasury Shares—The changes in the amounts of treasury shares held by the Company are as follows:

	Three Months Ended March 31,
	2026	2025
Ordinary shares held as treasury shares:
Beginning balance	18,337,729	16,532,666
Share-based compensation	(514,683)	(424,241)
Employee stock purchase plan	(170,977)	(116,659)
Purchase of ordinary shares	—	1,485,648
Ending balance	17,652,069	17,477,414

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Accumulated Other Comprehensive Loss—The components of, and after-tax changes in, Accumulated other comprehensive loss as of and for the three months ended March 31, 2026 and 2025 are presented in the following tables.
Foreign currency translation adjustments below include currency translation adjustments as well as gains (losses) on net investment hedges; the associated tax benefits or expenses are calculated separately for each component.

Millions of dollars	Financial Derivatives	Defined Benefit Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustments	Total
Balance – December 31, 2025	$(133)	$(236)	$(941)	$(1,310)
Other comprehensive income (loss) before reclassifications	66	—	(13)	53
Tax expense before reclassifications	(18)	—	(16)	(34)
Amounts reclassified from accumulated other comprehensive loss	(8)	4	—	(4)
Tax (expense) benefit	2	(1)	—	1
Net other comprehensive income (loss)	42	3	(29)	16
Balance – March 31, 2026	$(91)	$(233)	$(970)	$(1,294)

Millions of dollars	Financial Derivatives	Defined Benefit Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustments	Total
Balance – December 31, 2024	$(111)	$(281)	$(1,140)	$(1,532)
Other comprehensive income (loss) before reclassifications	27	(3)	33	57
Tax (expense) benefit before reclassifications	(5)	1	29	25
Amounts reclassified from accumulated other comprehensive loss	10	(5)	—	5
Tax (expense) benefit	(3)	1	—	(2)
Net other comprehensive income (loss)	29	(6)	62	85
Balance – March 31, 2025	$(82)	$(287)	$(1,078)	$(1,447)

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The amounts reclassified out of each component of Accumulated other comprehensive loss are as follows:

	Three Months Ended March 31,		Affected Line Item on the Consolidated Statements of Income
Millions of dollars	2026	2025
Reclassification adjustments for:
Financial derivatives:
Commodities	$(2)	$(2)	Cost of sales
Foreign currency	(7)	11	Interest expense
Interest rates	1	1	Interest expense
Income tax (expense) benefit	2	(3)	Provision for (benefit from) income taxes
Financial derivatives, net of tax	(6)	7

Amortization of defined pension items:
Actuarial loss	3	3	Other income, net
Prior service cost	1	1	Other income, net
Curtailment gain	—	(9)	Income (loss) from discontinued operations, net of tax
Income tax (expense) benefit	(1)	1	Provision for (benefit from) income taxes
Defined pension items, net of tax	3	(4)

Total reclassifications, before tax	(4)	5
Income tax (expense) benefit	1	(2)	Provision for (benefit from) income taxes
Total reclassifications, after tax	$(3)	$3	Amount included in net income
Redeemable Non-controlling Interests
Our redeemable non-controlling interests relate to shares of cumulative perpetual special stock (“redeemable non-controlling interest stock”) issued by a consolidated subsidiary. As of March 31, 2026 and December 31, 2025, we had 112,964 shares of redeemable non-controlling interest stock outstanding. These shares may be redeemed at any time at the discretion of the holders.
In January 2026, we paid cash dividends of $15.00 per share to our redeemable non-controlling interest shareholders of record as of January 15, 2026. These dividends totaled $2 million for each of the three month periods ended March 31, 2026 and 2025.
13.    Per Share Data
Basic earnings (loss) per share is based upon the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share includes the effect of certain stock options and other equity-based compensation awards. Our unvested restricted stock units contain non-forfeitable rights to dividend equivalents and are considered participating securities. We compute basic and diluted earnings (loss) per share under the two-class method.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Earnings (loss) per share data is as follows:

	Three Months Ended March 31,
	2026		2025
Millions of dollars	Continuing Operations	Discontinued Operations	Continuing Operations	Discontinued Operations
Net income (loss)	$139	$(14)	$23	$154
Dividends on redeemable non-controlling interests	(2)	—	(2)	—
Net income attributable to participating securities	—	—	(2)	—
Net income (loss) attributable to ordinary shareholders – basic and diluted	$137	$(14)	$19	$154

Millions of shares, except per share amounts
Basic weighted average common stock outstanding	322	322	324	324
Effect of dilutive securities	1	1	—	—
Diluted weighted average common stock outstanding	323	323	324	324

Earnings (loss) per share:
Basic	$0.42	$(0.04)	$0.06	$0.48
Diluted	$0.42	$(0.04)	$0.06	$0.48

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
•Advanced Polymer Solutions (“APS”). Our APS segment produces and markets compounding and solutions, such as polypropylene compounds, engineered plastics, masterbatches, engineered composites, and colors.
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
Summarized financial information concerning reportable segments is shown in the following tables for the periods presented:

	Three Months Ended March 31, 2026
Millions of dollars	O&P– Americas	O&P– EAI	I&D	APS	Technology	Other	Total
Sales and other operating revenues:
Customers	$1,920	$2,300	$2,023	$873	$81	$—	$7,197
Intersegment	517	201	37	3	25	(783)	—
	2,437	2,501	2,060	876	106	(783)	7,197
Less:
Cost of sales	2,179	2,431	1,861	750	60	(785)	6,496
Impairments	—	15	—	—	—	—	15
(Income) loss from equity investments	(9)	15	(1)	—	—	—	5
Other items	104	118	80	88	39	8	437
Add:
Depreciation and amortization expense	164	43	104	20	11	—	342
EBITDA	$327	$(35)	$224	$58	$18	$(6)	$586

Capital expenditures	$120	$61	$58	$17	$13	$—	$269

	Three Months Ended March 31, 2025
Millions of dollars	O&P– Americas	O&P– EAI	I&D	APS	Technology	Other	Total
Sales and other operating revenues:
Customers	$1,957	$2,435	$2,282	$904	$99	$—	$7,677
Intersegment	524	165	16	4	21	(730)	—
	2,481	2,600	2,298	908	120	(730)	7,677
Less:
Cost of sales	2,273	2,510	2,233	800	44	(732)	7,128
(Income) loss from equity investments	(7)	6	—	—	—	—	(1)
Other items	119	106	70	82	34	3	414
Add:
Depreciation and amortization expense	155	39	99	20	10	—	323
EBITDA	$251	$17	$94	$46	$52	$(1)	$459

Capital expenditures	$216	$124	$91	$30	$22	$—	$483

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Other items include Selling, general and administrative (“SG&A”) expenses, Research and development expenses, and Other income, net.

A reconciliation of EBITDA to Income from continuing operations before income taxes is shown in the following table for each of the periods presented:

	Three Months Ended March 31,
Millions of dollars	2026	2025
EBITDA:
Total segment EBITDA	$592	$460
Other EBITDA	(6)	(1)
Less:
Depreciation and amortization expense	(342)	(323)
Interest expense	(138)	(107)
Add:
Interest income	31	30
Income from continuing operations before income taxes	$137	$59

Closure of European PO Joint Venture—In March 2025, we announced the permanent closure of our European PO Joint Venture. During the three months ended March 31, 2025, we recognized $117 million of costs associated with the closure which are reflected in Cost of sales in the Consolidated Statements of Income.

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
OVERVIEW

Results from continuing operations for the first quarter of 2026 increased compared to the fourth quarter of 2025. During the fourth quarter of 2025 we recognized last-in, first-out (“LIFO”) inventory valuation charges of $107 million primarily in our Olefins and Polyolefins-Americas (“O&P-Americas”) and Intermediates and Derivatives (“I&D”) segments. In our O&P-Americas segment, results improved relative to the prior quarter as lower feedstock costs and accelerating product prices benefited integrated polyethylene margins. Tightening market conditions supported higher polyethylene prices in both domestic and export markets. In our Olefins and Polyolefins-Europe, Asia, International (“O&P-EAI”) segment, a combination of reduced imports and improved seasonal demand drove higher prices and volumes. In our I&D segment, propylene oxide and derivatives margins strengthened with improved pricing and increased demand. A delayed restart of the La Porte acetyls assets impacted first quarter profitability. In oxyfuels, margins compressed due to lower gasoline cracks and octane premiums while volumes were impacted by an outage at the Bayport PO/TBA site that began in March.

Results from continuing operations for the first quarter of 2026 increased compared to the first quarter of 2025. In our I&D segment, propylene oxide and derivatives margins improved from lower feedstock costs. First quarter of 2025 results for our I&D segment included shutdown costs related to our European PO Joint Venture. In our O&P-Americas segment, polyethylene margins increased from lower feedstock costs. These improvements were partially offset by lower results in our O&P-EAI segment driven by lower polymer volumes. Additionally, results in our Technology segments decreased as a result of lower licensing and catalyst margins.

During the first quarter of 2026 we used $269 million of cash from operating activities. We invested $269 million in capital projects and returned $224 million to shareholders through dividend payments.

Results of operations for the periods discussed are presented in the table below:

	Three Months Ended
	March 31,	December 31,	March 31,
Millions of dollars	2026	2025	2025
Sales and other operating revenues	$7,197	$7,091	$7,677
Cost of sales	6,496	6,756	7,128
Impairments	15	17	—
Selling, general and administrative expenses	411	373	401
Research and development expenses	36	33	34
Operating income (loss)	239	(88)	114
Interest expense	(138)	(132)	(107)
Interest income	31	25	30
Other income, net	10	65	21
Income (loss) from equity investments	(5)	(12)	1
Income (loss) from continuing operations before income taxes	137	(142)	59
Provision for (benefit from) income taxes	(2)	(8)	36
Income (loss) from continuing operations	139	(134)	23
Income (loss) from discontinued operations, net of tax	(14)	(6)	154
Net income (loss)	125	(140)	177
Other comprehensive income (loss), net of tax –
Financial derivatives	42	(12)	29
Defined benefit pension and other postretirement benefit plans	3	46	(6)
Foreign currency translations	(29)	9	62
Total other comprehensive income, net of tax	16	43	85
Comprehensive income (loss)	$141	$(97)	$262

RESULTS OF OPERATIONS
Revenues—Revenues increased by $106 million, or 1%, in the first quarter of 2026 compared to the fourth quarter of 2025. Higher average sales prices for many of our products drove a 7% increase in revenues, while lower sales volumes driven by lower demand and unplanned downtime led to a 6% decrease in revenues.
Revenues decreased by $480 million, or 6%, in the first quarter of 2026 compared to the first quarter of 2025. Lower average sales prices for many of our products resulted in a 10% decrease in revenues. Lower sales volumes, driven by reduced demand, led to a 2% decrease in revenues. Favorable foreign exchange impacts led to a 6% increase in revenues.
Cost of Sales—Cost of sales decreased by $260 million, or 4%, in the first quarter of 2026 compared to the fourth quarter of 2025, and by $632 million, or 9%, compared to the first quarter of 2025. These decreases were driven by lower feedstock costs. Further, in the first quarter of 2025, we recognized $117 million in shutdown costs related to the permanent closure of our European PO Joint Venture.
Selling, General and Administrative (“SG&A”) Expenses—SG&A expenses increased by $38 million, or 10%, in the first quarter of 2026 compared to the fourth quarter of 2025, primarily driven by an increase in employee-related expenses.
Operating Income (Loss)—Operating income increased by $327 million, or 372%, in the first quarter of 2026 compared to the fourth quarter of 2025. Operating income in our O&P-Americas, O&P-EAI, APS and I&D segments increased by $174 million, $143 million, $43 million and $26 million, respectively. These increases were partially offset by a decrease in our Technology segment of $62 million.
Operating income increased by $125 million, or 110%, in the first quarter of 2026 compared to the first quarter of 2025. Operating income in our I&D, O&P-Americas and APS segments increased by $127 million, $57 million and $21 million, respectively. These increases were partially offset by decreases in our O&P-EAI and Technology segments of $45 million $35 million, respectively.
Results for each of our business segments are discussed further in the “Segment Analysis” section below.
Other Income, Net—Other income decreased by $55 million, or 85%, in the first quarter of 2026 compared to the fourth quarter of 2025, largely due to a $67 million gain on the sale of excess European emissions credits recognized in the fourth quarter of 2025.

Income Taxes—Our effective income tax rate for the first quarter of 2026 was (1.5)% compared to 5.6% for the fourth quarter of 2025. The decrease is primarily due to changes in earnings in countries with varying statutory tax rates coupled with foreign exchange losses that decreased our effective tax rate by 20.4 percentage points and 10.6 percentage points, respectively. These decreases were partially offset by the establishment of valuation allowances against deferred tax assets that increased the effective tax rate by 20.7 percentage points in the fourth quarter of 2025.

Our effective income tax rate for the first quarter of 2026 was (1.5)% compared to 61.0% for the first quarter of 2025. The lower effective tax rate for the first quarter of 2026 was due to foreign exchange losses coupled with a tax benefit associated with a tax refund claim that decreased the effective tax rate by 28.6 percentage points and 11.4 percentage points, respectively. In addition, changes in earnings in countries with varying statutory tax rates decreased the effective tax rate by 17.5 percentage points.
Income (loss) from Discontinued Operations, Net of Tax—Income (loss) from discontinued operations decreased $168 million in the first quarter of 2026 compared to the first quarter of 2025 primarily due to the recognition of a last-in, first-out (“LIFO”) benefit of $196 million, net of tax, for the liquidation of low cost inventory in the first quarter of 2025.
Comprehensive income—Comprehensive income increased by $238 million in the first quarter of 2026 compared to the fourth quarter of 2025, primarily due to the increase in Net income. Comprehensive income decreased by $121 million in the first quarter of 2026 compared to the first quarter of 2025, due to the decrease in Net income and net unfavorable impacts of unrealized changes in foreign currency translation adjustments. The components of Other comprehensive income are discussed below.
Financial derivatives designated as cash flow hedges, primarily our commodity swaps, led to an increase in Comprehensive income of $54 million in the first quarter of 2026 compared to the fourth quarter of 2025 reflecting commodity price volatility.
Defined benefit pension and other postretirement benefit plans led to a decrease in Comprehensive income of $43 million in the first quarter of 2026 compared to the fourth quarter of 2025, as the fourth quarter of 2025 included annual changes in actuarial assumptions.
Foreign currency translations decreased Comprehensive income by $38 million and $91 million in the first quarter of 2026 compared to the first and fourth quarter of 2025, primarily due to the strengthening of the U.S. dollar relative to the euro, partially offset by the effective portion of our net investment hedges.

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
The following table presents the reconciliation of Net income (loss) to EBITDA for each of the periods presented:

	Three Months Ended
	March 31,	December 31,	March 31,
Millions of dollars	2026	2025	2025
Net income (loss)	$125	$(140)	$177
Provision for (benefit from) income taxes	(6)	(7)	78
Depreciation and amortization	342	385	323
Interest expense, net	107	107	77
EBITDA	$568	$345	$655

Our continuing operations are managed through five reportable segments: O&P-Americas, O&P-EAI, I&D, APS, and Technology. Revenues and other information by segment for the periods presented are reflected in the tables below:

	Three Months Ended
	March 31,	December 31,	March 31,
Millions of dollars	2026	2025	2025
Sales and other operating revenues:
O&P-Americas segment	$2,437	$2,337	$2,481
O&P-EAI segment	2,501	2,336	2,600
I&D segment	2,060	2,153	2,298
APS segment	876	777	908
Technology segment	106	177	120
Other, including intersegment eliminations	(783)	(689)	(730)
Total	$7,197	$7,091	$7,677
Operating income (loss):
O&P-Americas segment	$142	$(32)	$85
O&P-EAI segment	(68)	(211)	(23)
I&D segment	118	92	(9)
APS segment	38	(5)	17
Technology segment	7	69	42
Other, including intersegment eliminations	2	(1)	2
Total	$239	$(88)	$114

	Three Months Ended
	March 31,	December 31,	March 31,
Millions of dollars	2026	2025	2025
Depreciation and amortization:
O&P-Americas segment	$164	$168	$155
O&P-EAI segment	43	84	39
I&D segment	104	102	99
APS segment	20	20	20
Technology segment	11	11	10
Total	$342	$385	$323
Income (loss) from equity investments
O&P-Americas segment	$9	$20	$7
O&P-EAI segment	(15)	(35)	(6)
I&D segment	1	3	—
Total	$(5)	$(12)	$1
Impairments:
O&P-EAI segment	$15	$17	$—
Total	$15	$17	$—
Other income (expense), net:
O&P-Americas segment	$12	$6	$4
O&P-EAI segment	5	67	7
I&D segment	1	(2)	4
APS segment	—	2	9
Other, including intersegment eliminations	(8)	(8)	(3)
Total	$10	$65	$21
EBITDA:
O&P-Americas segment	$327	$162	$251
O&P-EAI segment	(35)	(95)	17
I&D segment	224	195	94
APS segment	58	17	46
Technology segment	18	80	52
Discontinued operations	(18)	(5)	196
Other, including intersegment eliminations	(6)	(9)	(1)
Total	$568	$345	$655

Olefins and Polyolefins-Americas Segment
Overview—EBITDA increased in the first quarter of 2026 compared to the fourth quarter of 2025 and first quarter of 2025 largely due to higher olefin and polyethylene margins.
Ethylene Raw Materials—We have flexibility to vary the raw material mix and process conditions in our U.S. olefins plants to maximize profitability as market prices fluctuate for both feedstocks and products. Although prices of crude-based liquids and natural gas liquids are generally related to crude oil and natural gas prices, during specific periods the relationships among these materials and benchmarks may vary significantly. In the first quarter of 2026, and the first and fourth quarters of 2025, approximately 75% to 80% of the raw materials used in our North American crackers was ethane.
The following table sets forth selected financial information for the O&P-Americas segment including Income from equity investments, which is a component of EBITDA:

	Three Months Ended
	March 31,	December 31,	March 31,
Millions of dollars	2026	2025	2025
Sales and other operating revenues	$2,437	$2,337	$2,481
Income from equity investments	9	20	7
EBITDA	327	162	251
Revenue—Revenues for our O&P-Americas segment increased by $100 million, or 4% in the first quarter of 2026 compared to the fourth quarter of 2025 and decreased by $44 million, or 2%, in the first three months of 2026 compared to the first quarter of 2025.

First quarter of 2026 versus fourth quarter of 2025—Increased demand drove average sales prices higher resulting in a 15% increase in revenue. Lower volumes driven by a decline in polyethylene exports led to an 11% decrease in revenue.
First quarter of 2026 versus first quarter of 2025—Lower average sales prices driven by ample market supply resulted in a 5% decrease in revenue. Higher volumes driven by the absence of planned and unplanned outages resulted in a 3% increase in revenue.
EBITDA—EBITDA increased by $165 million, or 102%, in the first quarter of 2026 compared to the fourth quarter of 2025 and by $76 million, or 30% in the first quarter of 2026 compared to the first quarter of 2025.
First quarter of 2026 versus fourth quarter of 2025—Stronger olefins results, reflecting improved margins resulting from favorable product pricing and lower feedstock costs, led to a 46% increase in EBITDA. Polyethylene results contributed to a 38% increase in EBITDA, reflecting margin expansion from higher sales prices driven by supply constraints. Additionally, a $52 million LIFO inventory charge recognized during the fourth quarter of 2025 contributed to a 32% change in EBITDA.
First quarter of 2026 versus first quarter of 2025—Higher polyethylene results contributed to a 24% increase in EBITDA, reflecting improved margins from lower feedstock costs. Improved olefins results, as the first quarter of 2025 was impacted by planned downtime, led to a 16% increase in EBITDA.

Olefins and Polyolefins-Europe, Asia, International Segment
Overview—EBITDA increased in the first quarter of 2026 compared to the fourth quarter of 2025 driven by higher polymer margins and equity income.
EBITDA decreased in the first quarter of 2026 compared to the first quarter of 2025, as a result of lower polymer volumes and lower equity income. In addition, results for the current period reflect impairment charges and transaction‑related costs associated with the sale of certain European olefins and polyolefins assets and the related business.
Ethylene Raw Materials—In Europe, naphtha is the primary raw material for our ethylene production and represented approximately 65% to 85% of the raw materials used in the first quarter of 2026, and the first and fourth quarters of 2025.
The following table sets forth selected financial information for the O&P-EAI segment including Loss from equity investments, which is a component of EBITDA:

	Three Months Ended
	March 31,	December 31,	March 31,
Millions of dollars	2026	2025	2025
Sales and other operating revenues	$2,501	$2,336	$2,600
Loss from equity investments	(15)	(35)	(6)
EBITDA	(35)	(95)	17

Revenue—Revenues increased by $165 million, or 7%, in the first quarter of 2026 compared to the fourth quarter of 2025 and decreased by $99 million, or 4%, in the first quarter of 2026 compared to the first quarter of 2025.
First quarter of 2026 versus fourth quarter of 2025—Higher volumes resulted in a revenue increase of 3% driven by stronger demand after year end destocking. Higher average sales prices due to constrained supply drove a 3% increase in revenue. Favorable foreign exchange impacts resulted in a 1% increase in revenue.
First quarter of 2026 versus first quarter of 2025—Lower demand led to a decrease in average sales prices and volumes reducing revenues by 13% and 2%, respectively. Favorable foreign exchange impacts resulted in an 11% increase in revenues.
EBITDA—EBITDA increased by $60 million, or 63%, in the first quarter of 2026 compared to the fourth quarter of 2025 and decreased by $52 million in the first quarter of 2026 compared to the first quarter of 2025.
First quarter of 2026 versus fourth quarter of 2025—EBITDA increased 88% due to improved polymer results, as higher average sales prices expanded margins. Lower losses from equity investments increased EBITDA by 21%. These improvements were partially offset by a 71% decline in EBITDA attributable to the absence of a gain on sale of excess emission credits recognized in the fourth quarter of 2025.
First quarter of 2026 versus first quarter of 2025—Impairments of property, plant and equipment recognized in the first quarter of 2026 resulted in an 88% decline in EBITDA. Weaker polymer results led to a 94% decrease in EBITDA, attributable to lower volumes reflecting a decline in demand. Equity income declined, driving a 59% decrease in EBITDA, due to lower volumes associated with maintenance downtime. The remaining decrease was mostly attributable to costs incurred in the first quarter of 2026 related to the disposition of select European olefins and polyolefins assets and the associated business, see Note 4 to our Consolidated Financial Statements for additional information.

Intermediates and Derivatives Segment
Overview—EBITDA increased in the first quarter of 2026 relative to the fourth quarter of 2025 driven by higher margins from both propylene oxide and derivatives and intermediate chemicals, offset by a decrease in oxyfuel and related products results.
EBITDA increased in the first quarter of 2026 compared to the first quarter of 2025 as a result of improved margins for propylene oxide and derivatives, partially offset by a decrease in intermediate chemicals volumes. Additionally, the first quarter of 2025 included $117 million of shutdown costs related to our European PO Joint Venture.
The following table sets forth selected financial information for the I&D segment including Income from equity investments, which is a component of EBITDA:

	Three Months Ended
	March 31,	December 31,	March 31,
Millions of dollars	2026	2025	2025
Sales and other operating revenues	$2,060	$2,153	$2,298
Income from equity investments	1	3	—
EBITDA	224	195	94

Revenue—Revenues decreased by $93 million, or 4%, in the first quarter of 2026 compared to the fourth quarter of 2025 and by $238 million, or 10%, in the first quarter of 2026 compared to the first quarter of 2025.
First quarter of 2026 versus fourth quarter of 2025—Sales volumes decreased due to lower demand and unplanned outages resulting in a 7% decrease in revenue. Higher average sales prices resulted in a 3% increase in revenue primarily due to high octane values in the U.S. Gulf Coast and Europe driven by tight supply.
First quarter of 2026 versus first quarter of 2025—A decline in sales volumes due to unplanned outages resulted in a 7% decrease in revenues. Lower average sales prices resulted in a 7% decrease in revenue driven primarily by oxyfuels and related products as a result of lower crude, gasoline crack spreads, and blend premiums. Favorable foreign exchange impacts resulted in a 4% increase in revenue.
EBITDA—EBITDA increased by $29 million, or 15%, in the first quarter of 2026 compared to the fourth quarter of 2025 and by $130 million, or 138%, in the first quarter of 2026 compared to the first quarter of 2025.
First quarter of 2026 versus fourth quarter of 2025— Propylene oxide and derivatives results led to a 19% increase in EBITDA driven by improved pricing. Intermediate chemicals results drove a 10% increase in EBITDA driven by improved margins. Oxyfuels and related products results led to a 44% decrease in EBITDA, with approximately half of the decline attributable to lower margins resulting from reduced prices and the remainder driven by lower volumes due to lower demand following a strong fourth quarter of 2025. During the fourth quarter of 2025 we recognized a LIFO inventory charge of $51 million. The absence of a similar charge in the first quarter of 2026 resulted in a 26% increase in EBITDA.
First quarter of 2026 versus first quarter of 2025—During the first quarter of 2025 we incurred $117 million in shutdown costs related to the closure of our European PO Joint venture. The absence of a similar charge in the first quarter of 2026 resulted in a 124% increase in EBITDA. Propylene oxide and derivatives results led to a 55% increase in EBITDA primarily due to improved margins from lower feedstock costs. This increase was partially offset by a 43% reduction in EBITDA attributable to lower intermediate chemicals volumes caused by unplanned downtime.

Advanced Polymer Solutions Segment

Overview—EBITDA increased in the first quarter of 2026 relative to the fourth quarter of 2025 as a result of higher volumes, slightly offset by lower margins. Additionally, during the fourth quarter of 2025, we recognized $20 million of shutdown costs for our European APS specialty powders business unit. EBITDA increased in the first quarter of 2026 compared to the first quarter of 2025 as a result of improved margins, partially offset by lower volumes.
The following table sets forth selected financial information for the APS segment:

	Three Months Ended
	March 31,	December 31,	March 31,
Millions of dollars	2026	2025	2025
Sales and other operating revenues	$876	$777	$908
EBITDA	58	17	46

Revenue—Revenues increased by $99 million, or 13%, in the first quarter of 2026 compared to the fourth quarter of 2025 and decreased by $32 million, or 4%, in the first quarter of 2026 compared to the first quarter of 2025.
First quarter of 2026 versus fourth quarter of 2025—Sales volumes increased resulting in an 11% increase in revenue stemming from improved seasonal demand. Higher average sales prices resulted in a 1% increase in revenue. Favorable foreign exchange impacts resulted in a revenue increase of 1%.
First quarter of 2026 versus first quarter of 2025—Sales volumes decreased resulting in a 5% decrease in revenue stemming from weaker automotive demand. Lower average sales prices resulted in a 6% decrease in revenue. Favorable foreign exchange impacts resulted in a revenue increase of 7%.
EBITDA—EBITDA increased by $41 million in the first quarter of 2026 compared to the fourth quarter of 2025 and by $12 million or 26% in the first quarter of 2026 compared to the first quarter of 2025.
First quarter of 2026 versus fourth quarter of 2025—During the fourth quarter of 2025, we recognized $20 million of site closure costs. The remainder of the change was substantially due to increased volumes driven by stronger demand.
First quarter of 2026 versus first quarter of 2025—Improved margins primarily related to favorable feedstock pricing drove a 65% increase in EBITDA. Lower volumes, stemming from weaker automotive demand and challenging market conditions, resulted in a 35% decrease in EBITDA.

Technology Segment
Overview—EBITDA decreased in the first quarter of 2026 compared to the fourth quarter of 2025, largely in part from lower licensing results as the planned pace of global polyolefin capacity additions moderates. EBITDA decreased in the first quarter of 2026 compared to the first quarter of 2025, driven equally by lower licensing results and lower catalyst margins.
The following table sets forth selected financial information for the Technology segment:

	Three Months Ended
	March 31,	December 31,	March 31,
Millions of dollars	2026	2025	2025
Sales and other operating revenues	$106	$177	$120
EBITDA	18	80	52

Revenue—Revenues decreased by $71 million, or 40%, in the first quarter of 2026 compared to the fourth quarter of 2025 and by $14 million, or 12%, in the first quarter of 2026 compared to the first quarter of 2025.
First quarter of 2026 versus fourth quarter of 2025—Lower licensing revenues, from fewer contracts reaching significant milestones, drove a 35% decrease in revenues. Lower catalyst volumes resulted in a 6% decrease in revenues due to lower demand. Favorable foreign exchange impacts resulted in a 1% increase in revenues.
First quarter of 2026 versus first quarter of 2025—Lower licensing revenues, as contracts with lower average values reached significant milestones, drove a 12% decrease in revenues. Lower catalyst volumes resulted in a 7% decrease in revenues due to lower demand. Lower average catalyst sales price resulted in a 5% decrease in revenues. Favorable foreign exchange impact resulted in a 12% increase in revenues.
EBITDA—EBITDA decreased by $62 million, or 78%, in the first quarter of 2026 compared to the fourth quarter of 2025 and by $34 million, or 65%, in the first quarter of 2026 compared to the first quarter of 2025.
First quarter of 2026 versus fourth quarter of 2025—Licensing results led to an 83% decrease in EBITDA as fewer contracts with lower average values reached significant milestones.
First quarter of 2026 versus first quarter of 2025—Lower catalyst margins resulted in a 35% decrease in EBITDA driven by higher costs. Licensing results led to a 33% decrease in EBITDA as contracts with lower average values reached significant milestones.

FINANCIAL CONDITION
The following table summarizes operating, investing and financing cash flow activities:

	Three Months Ended March 31,
Millions of dollars	2026	2025
Cash used in:
Operating activities	$(269)	$(579)
Investing activities	(279)	(430)
Financing activities	(236)	(547)

Operating Activities—Cash used in operating activities of $269 million in the first three months of 2026 primarily reflected earnings adjusted for non-cash items and cash activities primarily related to Accounts receivable and Accounts payable. An increase in Accounts receivable of $797 million was primarily driven by higher average sales prices reflecting higher crude pricing. The increase of $291 million in Accounts payable was primarily driven by higher raw material costs.
Cash used in operating activities of $579 million in the first three months of 2025 primarily reflected earnings adjusted for non-cash items, $269 million of tax payments which includes $235 million in U.S. Federal corporate income tax payments deferred from 2024 into 2025 under Hurricane Beryl disaster relief, and cash activities primarily related to increases in Accounts Receivable and Inventory of $440 million and $198 million, respectively, associated with higher volumes following maintenance downtime.
Investing Activities—Capital expenditures in the first three months of 2026 and 2025 totaled $269 million and $483 million, respectively. Approximately 65% of capital expenditures in each period supported sustaining maintenance, including turnaround activities at several sites, as well as other plant health, safety and environmental projects. The remaining expenditures supported profit-generating growth projects.
In the first three months of 2025, we received $59 million upon termination and cash settlement of our cross-currency interest rate swaps, designated as net investment hedges, maturing in 2025 and 2030.
Financing Activities—We made dividend payments totaling $224 million and $433 million in the first three months of 2026 and 2025, respectively. The decrease reflects our February 2026 announcement to reduce our quarterly dividend. Additionally, we made payments of $110 million to repurchase outstanding ordinary shares in the first three months of 2025.
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
Sale of Certain European Assets
On May 1, 2026, we announced the completion of the sale of select European olefins and polyolefins assets and the associated business. In connection with the sale, we made a cash contribution of approximately $300 million to the divested group prior to closing. See Note 4 to our Consolidated Financial Statements for additional information.

Cash and Liquid Investments
As of March 31, 2026, we had Cash and cash equivalents totaling $2,635 million, which includes $1,263 million in jurisdictions outside of the U.S., the majority of which is held within the European Union and the United Kingdom. There are currently no legal or economic restrictions that would materially impede our transfers of cash.
Credit Arrangements
As of March 31, 2026, we had total debt, including current maturities, of $12,921 million. Additionally, we had $173 million of outstanding letters of credit, bank guarantees and surety bonds issued under uncommitted credit facilities.
We had total unused availability under our credit facilities of $4,650 million as of March 31, 2026. For additional detail regarding our credit facilities see Note 8 to the Consolidated Financial Statements.

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
Share Repurchases
As of April 29, 2026, we had approximately 34.0 million shares remaining under the current authorization. The timing and amounts of additional shares repurchased, if any, will be determined based on our evaluation of market conditions and other factors, including any additional authorizations approved by our shareholders. For additional information related to our share repurchase authorizations, see Note 12 to the Consolidated Financial Statements.
CURRENT BUSINESS OUTLOOK
In the second quarter of 2026, market conditions are expected to improve across almost all businesses, reflecting tighter supply dynamics and favorable pricing trends resulting from the disruption in the Middle East. In North America, further margin expansion is anticipated, driven by increased export demand and crude-linked pricing dynamics. In Europe, the completion of the European asset sale is expected to improve average margins while reducing cost. Reduced exports from the Middle East and Asia to Europe are leading to increased polymer spreads, which are expected to more than offset lower volumes associated with the divestiture. In oxyfuels, higher margins from widening spreads should partially offset lower volumes associated with unplanned downtime at the Bayport PO/TBA site. Intermediate chemicals results are expected to improve with stronger methanol and acetyls margins.

We are aligning second quarter operations to capture value and match demand by maximizing operating rates for our O&P-Americas assets and raising rates for our European O&P-EAI assets to 80% while the I&D segment is expected to keep rates at 75%. Ongoing geopolitical uncertainty is likely to continue to drive supply dislocation and price volatility.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Inventory—As of December 31, 2025, three of our nine LIFO inventory pools, with a combined carrying value of $1.6 billion, were valued close to their respective market values. Due to increases in market prices during the first quarter of 2026, none of our LIFO inventory pools were at risk for lower of cost or market adjustments.
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
•uncertainties associated with worldwide economic conditions, including those resulting from geopolitical instability and global supply disruptions related to ongoing conflicts such as the war in the Middle East could adversely affect demand, pricing, and supply chain reliability, increase counterparty and credit risks, and impact the company’s liquidity, financial condition, and results of operations;
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
Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market and regulatory risks is described in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2025. Our exposure to such risks has not changed materially in the three months ended March 31, 2026.

Item 4.    CONTROLS AND PROCEDURES
As of March 31, 2026, with the participation of our management, our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) carried out an evaluation, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Act”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.
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
Additional information about our environmental proceedings can be found in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2025, which is incorporated into this Item 1 by reference.
Item 1A.    RISK FACTORS
There have been no material changes to the risk factors associated with our business previously disclosed in “Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Item 4.    MINE SAFETY DISCLOSURES
Not applicable.
Item 5.    OTHER INFORMATION
During the three months ended March 31, 2026, none of our Section 16 officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

LYONDELLBASELL INDUSTRIES N.V.

Date:	May 1, 2026
/s/ Matthew D Hayes
Matthew D. Hayes
Senior Vice President,
Chief Accounting Officer
(Principal Accounting Officer)