Form 10-Q
period 2026-06-30
LyondellBasell Industries N.V.
filed 2026-07-31
CIK 1489393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 323,037,952 ordinary shares, €0.04 par value, outstanding at July 29, 2026 (excluding 17,384,546 treasury shares).

LYONDELLBASELL INDUSTRIES N.V.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars, except earnings per share	2026	2025	2026	2025
Sales and other operating revenues:
Trade	$9,014	$7,503	$16,066	$15,031
Related parties	163	155	308	304
	9,177	7,658	16,374	15,335
Operating costs and expenses:
Cost of sales	7,139	6,871	13,635	13,999
Impairments	74	32	89	32
Selling, general and administrative expenses	387	435	798	836
Research and development expenses	34	35	70	69
	7,634	7,373	14,592	14,936
Operating income	1,543	285	1,782	399
Interest expense	(138)	(118)	(276)	(225)
Interest income	24	21	55	51
Loss on sale of business	(734)	—	(734)	—
Other income, net	56	29	66	50
Income from continuing operations before equity investments and income taxes	751	217	893	275
Income from equity investments	57	7	52	8
Income from continuing operations before income taxes	808	224	945	283
Provision for income taxes	236	69	234	105
Income from continuing operations	572	155	711	178
Income (loss) from discontinued operations, net of tax	(13)	(40)	(27)	114
Net income	559	115	684	292
Dividends on redeemable non-controlling interests	(1)	(1)	(3)	(3)
Net income attributable to the Company shareholders	$558	$114	$681	$289

Earnings (loss) per share:
Net income (loss) attributable to the Company shareholders —
Basic
Continuing operations	$1.75	$0.47	$2.18	$0.53
Discontinued operations	(0.04)	(0.13)	(0.08)	0.35
	$1.71	$0.34	$2.10	$0.88
Diluted
Continuing operations	$1.75	$0.47	$2.18	$0.53
Discontinued operations	(0.04)	(0.13)	(0.08)	0.35
	$1.71	$0.34	$2.10	$0.88
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2026	2025	2026	2025
Net income	$559	$115	$684	$292
Other comprehensive income, net of tax –
Financial derivatives	(5)	(35)	37	(6)
Defined benefit pension and other postretirement benefit plans	(14)	2	(11)	(4)
Foreign currency translations	291	127	262	189
Total other comprehensive income, net of tax	272	94	288	179
Comprehensive income	831	209	972	471
Dividends on redeemable non-controlling interests	(1)	(1)	(3)	(3)
Comprehensive income attributable to the Company shareholders	$830	$208	$969	$468
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED BALANCE SHEETS

Millions of dollars	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$2,630	$3,443
Restricted cash	10	6
Accounts receivable:
Trade, net	3,754	2,362
Related parties	214	155
Inventories	4,079	3,533
Prepaid expenses and other current assets	978	612
Assets held for sale	—	757
Total current assets	11,665	10,868
Operating lease assets	1,498	1,514
Property, plant and equipment	26,026	25,802
Less: Accumulated depreciation	(10,339)	(9,969)
Property, plant and equipment, net	15,687	15,833
Equity investments	3,875	3,963
Goodwill	705	708
Intangible assets, net	394	450
Other assets	658	667
Total assets	$34,482	$34,003
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED BALANCE SHEETS

Millions of dollars, except shares and par value data	June 30, 2026	December 31, 2025
LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY
Current liabilities:
Current maturities of long-term debt	$1,461	$588
Short-term debt	234	226
Accounts payable:
Trade	2,738	2,250
Related parties	495	444
Accrued and other current liabilities	2,179	1,956
Liabilities held for sale	—	665
Total current liabilities	7,107	6,129
Long-term debt	11,215	12,124
Operating lease liabilities	1,310	1,327
Other liabilities	1,704	1,900
Deferred income taxes	2,352	2,316
Commitments and contingencies
Redeemable non-controlling interests	114	114
Shareholders’ equity:
Ordinary shares, €0.04 par value, 1,275 million shares authorized, 323,004,034 and 322,084,769 shares outstanding, respectively	19	19
Additional paid-in capital	6,130	6,148
Retained earnings	7,044	6,812
Accumulated other comprehensive loss	(1,022)	(1,310)
Treasury stock, at cost, 17,418,464 and 18,337,729 ordinary shares, respectively	(1,500)	(1,587)
Total Company share of shareholders’ equity	10,671	10,082
Non-controlling interests	9	11
Total equity	10,680	10,093
Total liabilities, redeemable non-controlling interests and equity	$34,482	$34,003
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
Millions of dollars	2026	2025
Cash flows from operating activities:
Net income	$684	$292
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	689	655
Impairments	89	32
Amortization of debt-related costs	6	5
Share-based compensation	66	55
Equity investments—
Equity income	(52)	(8)
Distributions of earnings, net of tax	13	18
Deferred income tax benefit	(48)	(30)
Loss on sale of business	734	—
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(1,692)	(81)
Inventories	(521)	(85)
Accounts payable	721	(433)
Other, net	(206)	(648)
Net cash provided by (used in) operating activities	483	(228)
Cash flows from investing activities:
Expenditures for property, plant and equipment	(539)	(1,022)
Cash contribution to disposed businesses	(310)	—
Proceeds from settlement of net investment hedges	—	284
Payments for settlement of net investment hedges	—	(234)
Other, net	55	38
Net cash used in investing activities	(794)	(934)
Cash flows from financing activities:
Repurchases of Company ordinary shares	—	(201)
Dividends paid - common stock	(448)	(878)
Issuance of long-term debt	—	499
Payments of debt issuance costs	—	(5)
Other, net	(21)	(13)
Net cash used in financing activities	(469)	(598)
Effect of exchange rate changes on cash	(29)	76
Decrease in cash and cash equivalents and restricted cash	(809)	(1,684)
Cash and cash equivalents and restricted cash at beginning of period	3,449	3,388
Cash and cash equivalents and restricted cash at end of period	$2,640	$1,704
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Company Share of Shareholders’ Equity	Non- Controlling Interests
Millions of dollars	Issued	Treasury
Balance, March 31, 2026	$19	$(1,520)	$6,124	$6,711	$(1,294)	$10,040	$11
Net income	—	—	—	559	—	559	—
Other comprehensive income	—	—	—	—	272	272	—
Share-based compensation	—	20	6	(1)	—	25	—
Dividends - common stock ($0.69 per share)	—	—	—	(224)	—	(224)	—
Dividends - redeemable non-controlling interests ($15.00 per share)	—	—	—	(1)	—	(1)	—
Distributions to non-controlling interests	—	—	—	—	—	—	(2)
Balance, June 30, 2026	$19	$(1,500)	$6,130	$7,044	$(1,022)	$10,671	$9

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Company Share of Shareholders’ Equity	Non- Controlling Interests
Millions of dollars	Issued	Treasury
Balance, March 31, 2025	$19	$(1,559)	$6,132	$9,064	$(1,447)	$12,209	$12
Net income	—	—	—	115	—	115	—
Other comprehensive income	—	—	—	—	94	94	—
Share-based compensation	—	22	7	(3)	—	26	—
Dividends - common stock ($1.37 per share)	—	—	—	(443)	—	(443)	—
Dividends - redeemable non-controlling interests ($15.00 per share)	—	—	—	(1)	—	(1)	—
Repurchases of Company ordinary shares	—	(91)	—	—	—	(91)	—
Balance, June 30, 2025	$19	$(1,628)	$6,139	$8,732	$(1,353)	$11,909	$12

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Company Share of Shareholders’ Equity	Non- Controlling Interests
Millions of dollars	Issued	Treasury
Balance, December 31, 2025	$19	$(1,587)	$6,148	$6,812	$(1,310)	$10,082	$11
Net income	—	—	—	684	—	684	—
Other comprehensive income	—	—	—	—	288	288	—
Share-based compensation	—	87	(18)	(1)	—	68	—
Dividends - common stock ($1.38 per share)	—	—	—	(448)	—	(448)	—
Dividends - redeemable non-controlling interests ($30.00 per share)	—	—	—	(3)	—	(3)	—
Distributions to non-controlling interests	—	—	—	—	—	—	(2)
Balance, June 30, 2026	$19	$(1,500)	$6,130	$7,044	$(1,022)	$10,671	$9

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Company Share of Shareholders’ Equity	Non- Controlling Interests
Millions of dollars	Issued	Treasury
Balance, December 31, 2024	$19	$(1,500)	$6,150	$9,325	$(1,532)	$12,462	$12
Net income	—	—	—	292	—	292	—
Other comprehensive income	—	—	—	—	179	179	—
Share-based compensation	—	73	(11)	(4)	—	58	—
Dividends - common stock ($2.71 per share)	—	—	—	(878)	—	(878)	—
Dividends - redeemable non-controlling interests ($30.00 per share)	—	—	—	(3)	—	(3)	—
Repurchases of Company ordinary shares	—	(201)	—	—	—	(201)	—
Balance, June 30, 2025	$19	$(1,628)	$6,139	$8,732	$(1,353)	$11,909	$12
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
Accounting Guidance Issued But Not Adopted as of June 30, 2026
Environmental Credits—In May 2026, the FASB issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818). This ASU provides guidance for recognition, measurement, presentation, and disclosure requirements for all entities that generate, purchase, or receive environmental credits or have a regulatory compliance obligation that may be settled with environmental credits. The guidance is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods and must be applied using a retrospective approach. Early adoption is permitted. We have not yet completed our assessment of the impact this adoption will have on our Consolidated Financial Statements.
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

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

impact on our Consolidated Financial Statements.
Accounting for Software Costs—In September 2025, the FASB issued ASU 2025-06, Intangibles— Goodwill and Other— Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This guidance amends certain aspects of the accounting for and disclosure of software costs, including when entities start capitalizing eligible costs. This guidance also supersedes existing guidance on website development costs. The guidance is effective for annual reporting periods beginning after December 15, 2027, and interim periods within those annual reporting periods. Early adoption is permitted. We have not yet completed our assessment of the impact this adoption will have on our Consolidated Financial Statements.
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
3.    Discontinued Operations

Discontinued operations consists primarily of our refining business. The following table presents components of Income (loss) from discontinued operations, net of tax:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2026	2025	2026	2025
Sales and other operating revenues	$—	$326	$—	$1,525
Cost of sales	—	369	—	1,370
Selling, general and administrative expenses	—	2	—	4
Operating income (loss)	—	(45)	—	151
Other expense, net	(17)	(2)	(35)	(2)
Provision for (benefit from) income taxes	(4)	(7)	(8)	35
Income (loss) from discontinued operations, net of tax	$(13)	$(40)	$(27)	$114

4.    Revenues
Contract Balances—Contract liabilities were $102 million and $125 million as of June 30, 2026 and December 31, 2025, respectively. Revenue recognized in each reporting period that was included in the contract liability balance at the beginning of the period was immaterial.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Disaggregation of Revenues—The following table presents our revenues disaggregated by key products:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2026	2025	2026	2025
Sales and other operating revenues:
Olefins and co-products	$1,392	$933	$2,578	$1,999
Polyethylene	2,245	1,882	3,926	3,660
Polypropylene	1,683	1,565	3,027	3,103
Propylene oxide and derivatives	647	556	1,165	1,144
Oxyfuels and related products	1,417	1,151	2,551	2,282
Intermediate chemicals	619	511	967	1,052
Compounding and solutions	1,006	913	1,879	1,817
Other	168	147	281	278
Total	$9,177	$7,658	$16,374	$15,335
The following table presents our revenues disaggregated by geography, based upon the location of the customer:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2026	2025	2026	2025
Sales and other operating revenues:
United States	$3,573	$2,654	$6,296	$5,509
Germany	748	557	1,336	1,173
Mexico	494	400	821	809
China	378	480	711	960
Italy	372	359	690	686
Japan	368	286	626	604
France	285	298	582	563
Poland	268	210	476	413
The Netherlands	201	228	399	394
Other	2,490	2,186	4,437	4,224
Total	$9,177	$7,658	$16,374	$15,335
5.    Accounts Receivable
Accounts receivable are reflected in the Consolidated Balance Sheets, net of allowance for credit losses of $3 million as of June 30, 2026 and December 31, 2025.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

6.    Inventories
Inventories consisted of the following components:

Millions of dollars	June 30, 2026	December 31, 2025
Finished goods	$2,438	$2,238
Work-in-process	131	69
Raw materials and supplies	1,510	1,226
Total inventories	$4,079	$3,533
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

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

7.    Debt
Long-term loans, notes and other debt, net of unamortized discount, debt issuance cost and cumulative fair value hedging adjustments, consisted of the following:

Millions of dollars	June 30, 2026	December 31, 2025
Senior Notes due 2055, $1,000 million, 4.625% ($15 million of discount; $10 million of debt issuance cost)	$975	$975
Guaranteed Notes due 2027, $300 million, 8.1%	300	300
Issued by LYB International Finance B.V.:
Guaranteed Notes due 2043, $750 million, 5.25% ($17 million of discount; $6 million of debt issuance cost)	727	727
Guaranteed Notes due 2044, $1,000 million, 4.875% ($9 million of discount; $8 million of debt issuance cost)	983	983
Issued by LYB International Finance II B.V.:
Guaranteed Notes due 2026, €500 million, 0.875%	569	585
Guaranteed Notes due 2027, $1,000 million, 3.5% ($1 million of discount)	589	590
Guaranteed Notes due 2031, €500 million, 1.625% ($3 million of discount; $2 million of debt issuance cost)	560	577
Issued by LYB International Finance III LLC:
Guaranteed Notes due 2030, $500 million, 3.375%	144	142
Guaranteed Notes due 2030, $500 million, 2.25% ($2 million of discount; $2 million of debt issuance cost)	481	481
Guaranteed Notes due 2031, $500 million, 5.125% ($1 million of discount; $4 million of debt issuance cost)	495	495
Guaranteed Notes due 2033, $500 million, 5.625% ($4 million of debt issuance cost)	496	496
Guaranteed Notes due 2034, $750 million, 5.5% ($5 million of discount, $6 million of debt issuance cost)	739	739
Guaranteed Notes due 2035, $500 million, 6.150% ($1 million of discount, $5 million of debt issuance cost	494	494
Guaranteed Notes due 2036, $1,000 million, 5.875% ($7 million of discount, $9 million of debt issuance cost	984	984
Guaranteed Notes due 2040, $750 million, 3.375% ($1 million of discount; $6 million of debt issuance cost)	743	743
Guaranteed Notes due 2049, $1,000 million, 4.2% ($13 million of discount; $10 million of debt issuance cost)	977	977
Guaranteed Notes due 2050, $1,000 million, 4.2% ($6 million of discount; $10 million of debt issuance cost)	970	971
Guaranteed Notes due 2051, $1,000 million, 3.625% ($2 million of discount; $9 million of debt issuance cost)	950	952
Guaranteed Notes due 2060, $500 million, 3.8% ($4 million of discount; $5 million of debt issuance cost)	485	487
Other	15	14
Total	12,676	12,712
Less current maturities	(1,461)	(588)
Long-term debt	$11,215	$12,124

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Fair value hedging adjustments associated with the fair value hedge accounting of our fixed-for-floating interest rate swaps for the applicable periods are as follows:

	Gains (Losses)				Cumulative Fair Value Hedging Adjustments Included in Carrying Amount of Debt
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
Millions of dollars	2026	2025	2026	2025	2026	2025
Guaranteed Notes due 2025, 1.25%	$—	$(1)	$—	$(3)	$—	$—
Guaranteed Notes due 2026, 0.875%	(1)	(1)	(1)	(1)	1	2
Guaranteed Notes due 2027, 3.5%	—	(1)	1	(3)	1	—
Guaranteed Notes due 2030, 3.375%	—	(2)	—	(5)	(2)	(2)
Guaranteed Notes due 2030, 2.25%	1	(2)	1	(5)	15	14
Guaranteed Notes due 2031, 1.625%	(1)	(1)	—	1	5	5
Guaranteed Notes due 2050, 4.2%	1	(1)	1	(2)	14	13
Guaranteed Notes due 2051, 3.625%	1	(9)	2	(23)	39	37
Guaranteed Notes due 2060, 3.8%	1	(2)	2	(4)	6	4
Total	$2	$(20)	$6	$(45)	$79	$73
Fair value adjustments are recognized in Interest expense in the Consolidated Statements of Income.

Long-Term Debt
Senior Revolving Credit Facility—Our $3,750 million senior unsecured revolving credit facility (the “Senior Revolving Credit Facility”), which expires in July 2029, may be used for dollar and euro denominated borrowings. As of June 30, 2026, we had no borrowings or letters of credit outstanding and $3,750 million of unused availability under this facility.

Short-Term Debt
U.S. Receivables Facility—Effective June 2026, we amended the U.S. Receivables Facility to reduce the maximum amount available from $900 million to $700 million and extended the term of the facility to June 2027. As of June 30, 2026, we had no borrowings or letters of credit outstanding and $700 million unused availability under this facility.
Commercial Paper Program—We have a commercial paper program under which we may issue up to $2,500 million of privately placed, unsecured, short-term promissory notes (“commercial paper”). As of June 30, 2026, we had no borrowings of outstanding commercial paper.
Precious Metal Financings—At June 30, 2026 and December 31, 2025, we had $234 million and $226 million, respectively, of Short-term debt related to our precious metal financings.
Weighted Average Interest Rate—As of June 30, 2026 and December 31, 2025, our weighted average interest rate on outstanding Short-term debt was 2.8% and 2.7%, respectively.
Additional Information
Debt Compliance—As of June 30, 2026, we are in compliance with our debt covenants.

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
Financial Instruments Measured at Fair Value on a Recurring Basis—The following table summarizes financial instruments outstanding for the periods presented that are measured at fair value on a recurring basis:

	Fair Value
Millions of dollars	June 30, 2026	December 31, 2025	Balance Sheet Classification
Assets–
Derivatives designated as hedges:
Commodities	$46	$—	Prepaid expenses and other current assets
Commodities	6	4	Other assets
Foreign currency	19	19	Prepaid expenses and other current assets
Foreign currency	5	—	Other assets
Interest rates	19	16	Prepaid expenses and other current assets
Interest rates	1	—	Other assets
Derivatives not designated as hedges:
Commodities	34	5	Prepaid expenses and other current assets
Total	$130	$44

Liabilities–
Derivatives designated as hedges:
Commodities	$31	$33	Accrued and other current liabilities
Commodities	10	8	Other liabilities
Foreign currency	77	15	Accrued and other current liabilities
Foreign currency	76	199	Other liabilities
Interest rates	35	27	Accrued and other current liabilities
Interest rates	75	79	Other liabilities
Derivatives not designated as hedges:
Commodities	14	42	Accrued and other current liabilities
Foreign currency	7	5	Accrued and other current liabilities
Total	$325	$408
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

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Financial Instruments Not Measured at Fair Value on a Recurring Basis—The following table presents the carrying value and estimated fair value of our short-term precious metal financings and Long-term debt:

	June 30, 2026		December 31, 2025
Millions of dollars	Carrying Value	Fair Value	Carrying Value	Fair Value
Precious metal financings	$234	$216	$226	$263
Long-term debt	11,204	9,602	12,113	10,501
Total	$11,438	$9,818	$12,339	$10,764
The financial instruments in the table above are classified as Level 2. Our other financial instruments classified within Current assets and Current liabilities have a short maturity and their carrying value approximates fair value.
Derivative Instruments:
Commodity Prices—The following table presents the notional amounts of our outstanding commodity derivative instruments:

	Notional Amount		Unit of Measure	Maturity Date
Millions of units	June 30, 2026	December 31, 2025
Derivatives designated as hedges:
Natural gas	40	51	MMBtu	2026 to 2028
Ethane	9	13	Bbls	2026 to 2028
Power	1	1	MWhs	2026 to 2028
Other commodities	2	—	Bbls	2026 to 2027
Derivatives not designated as hedges:
Ethane	5	6	Bbls	2026 to 2027
Other commodities	2	3	Bbls	2026 to 2028
Interest Rates—The following table presents the notional amounts of our outstanding interest rate derivative instruments:

	Notional Amount
Millions of dollars	June 30, 2026	December 31, 2025	Maturity Date
Fair value hedges	$2,078	$1,885	2026 to 2031
Foreign Currency Rates—The following table presents the notional amounts of our outstanding foreign currency derivative instruments:

	Notional Amount
Millions of dollars	June 30, 2026	December 31, 2025	Maturity Date
Net investment hedges	$2,465	$2,465	2027 to 2032
Cash flow hedges	294	294	2027
Not designated	186	295	2026

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Impact on Earnings and Other Comprehensive Income—The following tables summarize the pre-tax effect of derivative instruments recorded in Accumulated other comprehensive income (“AOCI”), the gains (losses) reclassified from AOCI to earnings and additional gains (losses) recognized directly in earnings:

	Effects of Financial Instruments
	Three Months Ended June 30,
	Balance Sheet				Income Statement
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified to Income from AOCI		Additional Gain (Loss) Recognized in Income		Income Statement
Millions of dollars	2026	2025	2026	2025	2026	2025	Classification
Derivatives designated as hedges:
Commodities	$25	$—	$(4)	$—	$—	$—	Sales and other operating revenues
Commodities	(33)	(49)	3	4	—	—	Cost of sales
Foreign currency	(10)	(273)	(2)	24	8	13	Interest expense
Foreign currency	—	—	(39)	—	—	—	Loss on sale of business
Interest rates	—	—	1	1	(10)	7	Interest expense
Derivatives not designated as hedges:
Commodities	—	—	—	—	(4)	—	Sales and other operating revenues
Commodities	—	—	—	—	54	(17)	Cost of sales
Foreign currency	—	—	—	—	(2)	(52)	Other income, net
Total	$(18)	$(322)	$(41)	$29	$46	$(49)

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Effects of Financial Instruments
	Six Months Ended June 30,
	Balance Sheet				Income Statement
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified to Income from AOCI		Additional Gain (Loss) Recognized in Income		Income Statement
Millions of dollars	2026	2025	2026	2025	2026	2025	Classification
Derivatives designated as hedges:
Commodities	$25	$—	$(4)	$—	$—	$—	Sales and other operating revenues
Commodities	25	(12)	1	2	—	—	Cost of sales
Foreign currency	64	(392)	(9)	35	18	25	Interest expense
Foreign currency	—	—	(39)	—	—	—	Loss on sale of business
Interest rates	—	—	2	2	(22)	20	Interest expense
Derivatives not designated as hedges:
Commodities	—	—	—	—	(12)	—	Sales and other operating revenues
Commodities	—	—	—	—	69	(36)	Cost of sales
Commodities	—	—	—	—	—	8	Income (loss) from discontinued operations, net of tax
Foreign currency	—	—	—	—	2	(81)	Other income, net
Total	$114	$(404)	$(49)	$39	$55	$(64)
As of June 30, 2026, on a pre-tax basis, $5 million is scheduled to be reclassified from AOCI as an increase to Interest expense over the next twelve months.
Other Financial Instruments:
Cash and Cash Equivalents—As of June 30, 2026 and December 31, 2025, we had marketable securities classified as Cash and cash equivalents of $1,434 million and $2,030 million, respectively.
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

Our effective income tax rate for the second quarter of 2026 was 29.2% compared to 30.8% for the second quarter of 2025. The lower effective income tax rate for the second quarter of 2026 was due to changes in earnings in countries with varying statutory tax rates coupled with an increase in exempt income that decreased the effective income tax rate by 8.5 percentage points and 5.7 percentage points, respectively. These decreases were partially offset by an increase in our effective income tax rate of 14.2 percentage points due to the impact of the divestiture of select European assets and the associated businesses, which is largely nondeductible for tax, recognized discretely in the second quarter of 2026.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Our effective income tax rate for the first six months of 2026 was 24.8% compared to 37.1% for the first six months of 2025. The lower effective income tax rate for the first six months of 2026 was due to changes in earnings in countries with varying statutory tax rates coupled with fluctuations in foreign exchange losses and exempt income that decreased the effective income tax rate by 11.0 percentage points, 5.8 percentage points, and 5.3 percentage points, respectively. These decreases were partially offset by an increase in our effective income tax rate of 11.0 percentage points due to the impact of the divestiture of select European assets and the associated businesses, which is largely nondeductible for tax, recognized discretely in the first six months of 2026.
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
Environmental Remediation—Accrued liabilities for future environmental remediation costs at current and former plant sites, as well as other remediation sites, totaled $98 million as of June 30, 2026, and $178 million as of December 31, 2025, of which $74 million was classified as Liabilities held for sale. The remaining amounts are included in Accrued and other current liabilities and Other liabilities on the Consolidated Balance Sheets.
As of June 30, 2026, the accrued liabilities for individual sites range from less than $1 million to $40 million. The remediation expenditures are expected to occur over a number of years and are not concentrated in any single year. In our opinion, it is reasonably possible that losses in excess of the liabilities recorded may have been incurred. However, we cannot estimate any amount or range of such possible additional losses. New information about sites, new technology or future developments, such as involvement in investigations by regulatory agencies, could require us to reassess our potential exposure related to environmental matters.

Indemnification—We are parties to various indemnification arrangements, including arrangements entered into in connection with acquisitions, divestitures and the formation and dissolution of joint ventures. Pursuant to these arrangements, we provide indemnification to and/or receive indemnification from other parties in connection with liabilities that may arise in connection with the transactions and in connection with activities prior to completion of the transactions. These indemnification arrangements typically include provisions pertaining to third-party claims relating to environmental and tax matters, as well as various types of litigation. As of June 30, 2026, we had not accrued any significant amounts for our indemnification obligations, and we are not aware of other circumstances that would likely lead to significant future indemnification obligations. We cannot determine with certainty the potential amount of future payments under the indemnification arrangements until events arise that would trigger a liability under the arrangements.
As part of our technology licensing contracts, we give indemnifications to our licensees for liabilities arising from possible patent infringement claims with respect to certain proprietary licensed technologies. Such indemnifications have a stated maximum amount and generally cover a period of 5 to 10 years.
Legal Proceedings—We are subject to various lawsuits and claims, including, but not limited to, matters involving contract disputes, tort claims, tax proceedings, and regulatory disputes alleging environmental damage, personal injury, and/or property damage, some of which are covered by insurance. We vigorously defend ourselves and prosecute these matters as appropriate.

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
11.    Shareholders’ Equity and Redeemable Non-controlling Interests
Shareholders’ Equity
Dividend Distributions—The following table summarizes the quarterly dividends paid in the period presented:

Millions of dollars, except per share amounts	Dividend Per Ordinary Share	Aggregate Dividends Paid	Date of Record
March 2026	$0.69	$224	March 2, 2026
June 2026	0.69	224	June 1, 2026
	$1.38	$448
Share Repurchase Authorization—In May 2026, our shareholders approved a proposal to authorize us to repurchase up to 34.0 million ordinary shares, through November 22, 2027 (“2026 Share Repurchase Authorization”), which superseded any prior repurchase authorizations. The timing and amount of these repurchases, which are determined based on our evaluation of market conditions and other factors, may be executed from time to time through open market or privately negotiated transactions. In September 2025, we amended our Senior Revolving Credit Facility which now restricts share repurchases except to offset dilution. The repurchased shares, which are recorded at cost, are classified as Treasury stock and may be retired or used for general corporate purposes, including for various employee benefit and compensation plans. As of July 29, 2026, we had approximately 34.0 million shares remaining under the current authorization.
Total cash paid for share repurchases for the six months ended June 30, 2025 was $201 million. There were no repurchases during the six months ended June 30, 2026.
The following table summarizes our share repurchase activity for the six months ended June 30, 2025:

Millions of dollars, except shares and per share amounts	Shares Repurchased	Average Purchase Price Per Share	Total Purchase Price, Including Commissions and Fees
2024 Share Repurchase Authorization	3,037,987	$66.01	$201

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Ordinary Shares—The changes in the outstanding amounts of ordinary shares are as follows:

	Six Months Ended June 30,
	2026	2025
Ordinary shares outstanding:
Beginning balance	322,084,769	323,889,832
Share-based compensation	593,498	491,005
Employee stock purchase plan	325,767	284,760
Purchase of ordinary shares	—	(3,037,987)
Ending balance	323,004,034	321,627,610
Treasury Shares—The changes in the amounts of treasury shares held by the Company are as follows:

	Six Months Ended June 30,
	2026	2025
Ordinary shares held as treasury shares:
Beginning balance	18,337,729	16,532,666
Share-based compensation	(593,498)	(491,005)
Employee stock purchase plan	(325,767)	(284,760)
Purchase of ordinary shares	—	3,037,987
Ending balance	17,418,464	18,794,888

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Accumulated Other Comprehensive Loss—The components of, and after-tax changes in, Accumulated other comprehensive loss as of and for the six months ended June 30, 2026 and 2025 are presented in the following tables.
Foreign currency translation adjustments below include currency translation adjustments as well as gains (losses) on net investment hedges; the associated tax benefits or expenses are calculated separately for each component.

Millions of dollars	Financial Derivatives	Defined Benefit Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustments	Total
Balance – December 31, 2025	$(133)	$(236)	$(941)	$(1,310)
Other comprehensive income (loss) before reclassifications	60	—	(55)	5
Tax expense before reclassifications	(16)	—	(12)	(28)
Amounts reclassified from accumulated other comprehensive loss	(10)	(9)	329	310
Tax (expense) benefit	3	(2)	—	1
Net other comprehensive income (loss)	37	(11)	262	288
Balance – June 30, 2026	$(96)	$(247)	$(679)	$(1,022)

Millions of dollars	Financial Derivatives	Defined Benefit Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustments	Total
Balance – December 31, 2024	$(111)	$(281)	$(1,140)	$(1,532)
Other comprehensive income (loss) before reclassifications	(47)	(3)	96	46
Tax benefit before reclassifications	12	1	93	106
Amounts reclassified from accumulated other comprehensive loss	39	(1)	—	38
Tax expense	(10)	(1)	—	(11)
Net other comprehensive income (loss)	(6)	(4)	189	179
Balance – June 30, 2025	$(117)	$(285)	$(951)	$(1,353)

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The amounts reclassified out of each component of Accumulated other comprehensive loss are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item on the Consolidated Statements of Income
Millions of dollars	2026	2025	2026	2025
Reclassification adjustments for:
Financial derivatives:
Commodities	$(4)	$—	$(4)	$—	Sales and other operating revenues
Commodities	3	4	1	2	Cost of sales
Foreign currency	(2)	24	(9)	35	Interest expense
Interest rates	1	1	2	2	Interest expense
Income tax (expense) benefit	1	(7)	3	(10)	Provision for income taxes
Financial derivatives, net of tax	(1)	22	(7)	29

Defined pension:
Amortization of defined pension items:
Actuarial loss	3	3	6	6	Other income, net
Prior service cost	—	1	1	2	Other income, net
Curtailment gain	—	—	—	(9)	Income (loss) from discontinued operations, net of tax
Adjustments realized on divestiture	(16)	—	(16)	—	Loss on sale of business
Income tax (expense) benefit	(1)	(2)	(2)	(1)	Provision for income taxes
Defined pension items, net of tax	(14)	2	(11)	(2)

Foreign currency translation adjustments:
Adjustments realized on divestiture	329	—	329	—	Loss on sale of business

Total reclassifications, before tax	314	33	310	38
Income tax (expense) benefit	—	(9)	1	(11)	Provision for income taxes
Total reclassifications, after tax	$314	$24	$311	$27	Amount included in net income
Redeemable Non-controlling Interests
Our redeemable non-controlling interests relate to shares of cumulative perpetual special stock (“redeemable non-controlling interest stock”) issued by a consolidated subsidiary. As of June 30, 2026 and December 31, 2025, we had 112,944 and 112,964 shares of redeemable non-controlling interest stock outstanding, respectively. These shares may be redeemed at any time at the discretion of the holders.
In January and May 2026, we paid cash dividends of $15.00 per share to our redeemable non-controlling interest shareholders of record as of January 15, 2026 and April 15, 2026. These dividends totaled $3 million for each of the six month periods ended June 30, 2026 and 2025.

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
Earnings (loss) per share data is as follows:

	Three Months Ended June 30,
	2026		2025
Millions of dollars	Continuing Operations	Discontinued Operations	Continuing Operations	Discontinued Operations
Net income (loss)	$572	$(13)	$155	$(40)
Dividends on redeemable non-controlling interests	(1)	—	(1)	—
Net income attributable to participating securities	(4)	—	(3)	—
Net income (loss) attributable to ordinary shareholders – basic and diluted	$567	$(13)	$151	$(40)

Millions of shares, except per share amounts
Basic weighted average common stock outstanding	323	323	322	322
Effect of dilutive securities	—	—	—	—
Diluted weighted average common stock outstanding	323	323	322	322

Earnings (loss) per share:
Basic	$1.75	$(0.04)	$0.47	$(0.13)
Diluted	$1.75	$(0.04)	$0.47	$(0.13)

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Six Months Ended June 30,
	2026		2025
Millions of dollars	Continuing Operations	Discontinued Operations	Continuing Operations	Discontinued Operations
Net income (loss)	$711	$(27)	$178	$114
Dividends on redeemable non-controlling interests	(3)	—	(3)	—
Net income attributable to participating securities	(4)	—	(5)	—
Net income (loss) attributable to ordinary shareholders – basic and diluted	$704	$(27)	$170	$114

Millions of shares, except per share amounts
Basic weighted average common stock outstanding	323	323	323	323
Effect of dilutive securities	—	—	—	—
Diluted weighted average common stock outstanding	323	323	323	323

Earnings (loss) per share:
Basic	$2.18	$(0.08)	$0.53	$0.35
Diluted	$2.18	$(0.08)	$0.53	$0.35
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
Summarized financial information concerning reportable segments is shown in the following tables for the periods presented:

	Three Months Ended June 30, 2026
Millions of dollars	O&P– Americas	O&P– EAI	I&D	APS	Technology	Other	Total
Sales and other operating revenues:
Customers	$2,679	$2,648	$2,704	$1,006	$140	$—	$9,177
Intersegment	842	307	43	4	27	(1,223)	—
	3,521	2,955	2,747	1,010	167	(1,223)	9,177
Less:
Cost of sales	2,328	2,689	2,402	867	71	(1,218)	7,139
Impairments	74	—	—	—	—	—	74
(Income) loss from equity investments	(18)	(39)	(1)	1	—	—	(57)
Loss on sale of business	—	734	—	—	—	—	734
Other items	117	49	77	85	33	4	365
Add:
Depreciation and amortization expense	163	46	108	20	10	—	347
EBITDA	$1,183	$(432)	$377	$77	$73	$(9)	$1,269

Capital expenditures	$107	$101	$40	$10	$12	$—	$270

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Three Months Ended June 30, 2025
Millions of dollars	O&P– Americas	O&P– EAI	I&D	APS	Technology	Other	Total
Sales and other operating revenues:
Customers	$1,851	$2,537	$2,244	$913	$113	$—	$7,658
Intersegment	526	167	31	4	24	(752)	—
	2,377	2,704	2,275	917	137	(752)	7,658
Less:
Cost of sales	2,108	2,575	2,048	807	82	(749)	6,871
Impairments	—	32	—	—	—	—	32
Income from equity investments	(4)	(3)	—	—	—	—	(7)
Other items	124	136	40	98	33	10	441
Add:
Depreciation and amortization expense	164	38	99	20	11	—	332
EBITDA	$313	$2	$286	$32	$33	$(13)	$653

Capital expenditures	$305	$115	$73	$19	$27	$—	$539

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Six Months Ended June 30, 2026
Millions of dollars	O&P- Americas	O&P- EAI	I&D	APS	Technology	Other	Total
Sales and other operating revenues:
Customers	$4,599	$4,948	$4,727	$1,879	$221	$—	$16,374
Intersegment	1,359	508	80	7	52	(2,006)	—
	5,958	5,456	4,807	1,886	273	(2,006)	16,374
Less:
Cost of sales	4,507	5,120	4,263	1,617	131	(2,003)	13,635
Impairments	74	15	—	—	—	—	89
(Income) loss from equity investments	(27)	(24)	(2)	1	—	—	(52)
Loss on sale of business	—	734	—	—	—	—	734
Other items	221	167	157	173	72	12	802
Add:
Depreciation and amortization expense	327	89	212	40	21	—	689
EBITDA	$1,510	$(467)	$601	$135	$91	$(15)	$1,855

Capital expenditures	$227	$162	$98	$27	$25	$—	$539

	Six Months Ended June 30, 2025
Millions of dollars	O&P– Americas	O&P– EAI	I&D	APS	Technology	Other	Total
Sales and other operating revenues:
Customers	$3,808	$4,972	$4,526	$1,817	$212	$—	$15,335
Intersegment	1,050	332	47	8	45	(1,482)	—
	4,858	5,304	4,573	1,825	257	(1,482)	15,335
Less:
Cost of sales	4,381	5,085	4,281	1,607	126	(1,481)	13,999
Impairments	—	32	—	—	—	—	32
(Income) loss from equity investments	(11)	3	—	—	—	—	(8)
Other items	243	242	110	180	67	13	855
Add:
Depreciation and amortization expense	319	77	198	40	21	—	655
EBITDA	$564	$19	$380	$78	$85	$(14)	$1,112

Capital expenditures	$521	$239	$164	$49	$49	$—	$1,022
Other items include Selling, general and administrative (“SG&A”) expenses, Research and development expenses, and Other income, net.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

A reconciliation of EBITDA to Income from continuing operations before income taxes is shown in the following table for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2026	2025	2026	2025
EBITDA:
Total segment EBITDA	$1,278	$666	$1,870	$1,126
Other EBITDA	(9)	(13)	(15)	(14)
Less:
Depreciation and amortization expense	(347)	(332)	(689)	(655)
Interest expense	(138)	(118)	(276)	(225)
Add:
Interest income	24	21	55	51
Income from continuing operations before income taxes	$808	$224	$945	$283

Divestiture of European Assets—On May 1, 2026, we completed the divestiture of select European olefins and polyolefins assets and the associated businesses located in Berre l’Etang (France), Münchsmünster (Germany), Carrington (United Kingdom), and Tarragona (Spain), previously included in our O&P-EAI segment. In connection with the divestiture, we recognized a pre-tax loss of $734 million, subject to post closing adjustments. The loss includes a $310 million cash contribution to the businesses at closing. As of December 31, 2025, the assets and liabilities associated with the disposal group were classified as held for sale in the Consolidated Balance Sheet.
Planned Closure of Brindisi Site—During the second quarter of 2026, we recognized $31 million of employee-related costs associated with the planned closure of our polypropylene unit at our Brindisi site in Italy. These costs are reflected in Cost of sales in the Consolidated Statements of Income and within the O&P-EAI segment.

Impairment—We have a 50% ownership interest in a plastic waste sorting facility located in Houston, Texas. In the second quarter of 2026, we determined that our investment was fully impaired and recognized an impairment charge of $74 million in our O&P-Americas segment. The impairment was primarily attributable to the slower than anticipated pace of our circularity investments in the U.S., including our decision to postpone the final investment decision on MoReTec-2. The fair value of our investment was determined using a discounted cash flow model under the income approach. These inputs are considered Level 3 inputs within the fair value hierarchy.

Closure of European PO Joint Venture—In March 2025, we announced the permanent closure of our European PO Joint Venture. During the first quarter of 2025, we recognized $117 million of costs associated with the closure which are reflected in Cost of sales in the Consolidated Statements of Income.

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
OVERVIEW

Results from continuing operations for the second quarter of 2026 increased compared to the first quarter of 2026, reflecting improved margins due to industry supply constraints as the conflict in the Middle East extended into the second quarter. In our Olefins and Polyolefins-Americas (“O&P-Americas”) segment, results improved relative to the prior quarter on expanding margins and favorable co-product pricing due to tighter global market supply. Our Olefins and Polyolefins-Europe, Asia, International (“O&P-EAI”) segment also benefited from improved polymer spreads, driven by supply chain disruptions and stronger joint venture contributions. Additionally, the second quarter results reflected a $734 million loss on the disposition of select European assets and the associated businesses. Our Intermediates and Derivatives (“I&D”) segment delivered higher earnings driven by improved margins across all businesses, partially offset by the Bayport PO/TBA unplanned outage during the quarter; Bayport was successfully restarted in June 2026.

Results from continuing operations for the first six months of 2026 increased compared to the first six months of 2025. In our O&P-Americas and O&P-EAI segments, margins improved due to industry supply constraints resulting from the conflict in the Middle East. In our I&D segment, margins improved on higher demand coupled with supply constraints and higher crude and gasoline crack spreads. Results for the first six months of 2025 in our I&D segment included shutdown costs related to our European PO Joint Venture.

During the first six months of 2026, we generated $483 million of cash from operating activities. We invested $539 million in capital projects and returned $448 million to shareholders through dividend payments.

Results of operations for the periods discussed are presented in the table below:

	Three Months Ended		Six Months Ended
	June 30,	March 31,	June 30,	June 30,
Millions of dollars	2026	2026	2026	2025
Sales and other operating revenues	$9,177	$7,197	$16,374	$15,335
Cost of sales	7,139	6,496	13,635	13,999
Impairments	74	15	89	32
Selling, general and administrative expenses	387	411	798	836
Research and development expenses	34	36	70	69
Operating income	1,543	239	1,782	399
Interest expense	(138)	(138)	(276)	(225)
Interest income	24	31	55	51
Loss on sale of business	(734)	—	(734)	—
Other income, net	56	10	66	50
Income (loss) from equity investments	57	(5)	52	8
Income from continuing operations before income taxes	808	137	945	283
Provision for (benefit from) income taxes	236	(2)	234	105
Income from continuing operations	572	139	711	178
Income (loss) from discontinued operations, net of tax	(13)	(14)	(27)	114
Net income	559	125	684	292
Other comprehensive income (loss), net of tax –
Financial derivatives	(5)	42	37	(6)
Defined benefit pension and other postretirement benefit plans	(14)	3	(11)	(4)
Foreign currency translations	291	(29)	262	189
Total other comprehensive income, net of tax	272	16	288	179
Comprehensive income	$831	$141	$972	$471

RESULTS OF OPERATIONS
Revenues—Revenues increased by $1,980 million, or 28%, in the second quarter of 2026 compared to the first quarter of 2026. This increase was primarily driven by higher average sales prices across many products, which reflected industry-wide supply constraints stemming from the conflict in the Middle East and contributed to higher revenues by 33%. This increase was partially offset by a 5% decrease in revenues resulting from lower sales volumes following the divestiture of certain European assets and the associated businesses in the second quarter of 2026.
Revenues increased by $1,039 million, or 7%, in the first six months of 2026 compared to the first six months of 2025. Higher average sales prices for many of our products, related to industry supply constraints, drove a 9% increase in revenues. Lower sales volumes, attributable to the divestiture of certain European assets and the associated businesses, led to a 5% decrease in revenues. Favorable foreign exchange impacts contributed to a 3% increase in revenues.
Cost of Sales—Cost of sales increased by $643 million, or 10%, in the second quarter of 2026 compared to the first quarter of 2026, due to higher feedstock costs. For the first six months of 2026 compared to the first six months of 2025, Costs of sales decreased by $364 million, or 3%, driven by lower feedstock costs. The year-over-year decrease also reflects $117 million of shutdown costs recognized in the first quarter of 2025 related to the permanent closure of our European PO Joint Venture.
Impairments—During the first six months of 2026, we recognized non-cash impairment charges of $89 million, including $74 million recognized in the second quarter related to a plastic waste sorting facility in Houston, Texas, within our O&P-Americas segment. The remaining impairment charges related to property, plant and equipment in our O&P-EAI segment. During the first six months of 2025, we recognized non-cash impairments charges of $32 million related to property, plant and equipment associated with the European assets classified as held for sale within our O&P EAI segment. See Note 13 to the Consolidated Financial Statements for additional information.
Selling, General and Administrative (“SG&A”) Expenses—SG&A expenses decreased by $24 million, or 6%, in the second quarter of 2026 compared to the first quarter of 2026, primarily due to lower fees related to professional services, and decreased by $38 million, or 5%, in the first six months of 2026 compared to the first six months of 2025, attributable to reduced employee-related expenses as a result of our cash improvement plan.
Operating Income—Operating income increased by $1,304 million, or 546%, in the second quarter of 2026 compared to the first quarter of 2026. Operating income in our O&P-Americas, O&P-EAI, I&D, Technology and APS segments increased by $861 million, $226 million, $150 million, $56 million and $19 million, respectively.
Operating income increased by $1,383 million, or 347%, in the first six months of 2026 compared to the first six months of 2025. Operating income in our O&P-Americas, I&D, O&P-EAI, APS and Technology segments increased by $918 million, $244 million, $153 million, $68 million and $6 million, respectively.
Results for each of our business segments are discussed further in the “Segment Analysis” section below.
Loss on Sale of Business—In the second quarter of 2026, we divested select European olefins and polyolefins assets and the associated businesses, and recognized a pre-tax loss of $734 million. See Note 13 to the Consolidated Financial Statements for additional information.
Income (Loss) from Equity Investments—Income from equity investments increased by $62 million in the second quarter of 2026 compared to the first quarter of 2026, and by $44 million in the first six months of 2026 compared to the first six months of 2025, primarily reflecting improved margins as industry supply was constrained due to the conflict in the Middle East.

Other Income, Net—Other income increased by $46 million in the second quarter of 2026 compared to the first quarter of 2026, driven by a $52 million gain on the sale of excess European emissions credits recognized in the second quarter of 2026. Other income increased by $16 million in the first six months of 2026 compared to the first six months of 2025, due to the gain on sale of excess European emission credits recognized in the second quarter of 2026, partially offset by the absence of a $36 million gain on the sale of precious metals recognized in the second quarter of 2025.

Income Taxes—Our effective income tax rate for the second quarter of 2026 was 29.2% compared to (1.5)% for the first quarter of 2026. The higher effective income tax rate for the second quarter of 2026 is primarily due to the impact of the divestiture of select European assets and the associated businesses, which is largely nondeductible for tax and recognized discretely in the second quarter of 2026, that increased the effective income tax rate by 14.2 percentage points. A tax benefit associated with a tax refund claim recognized in the first quarter of 2026 coupled with changes in earnings in countries with varying statutory tax rates increased the effective income tax rate in the second quarter of 2026 by 10.5 percentage points and 2.4 percentage points, respectively.

Our effective income tax rate for the first six months of 2026 was 24.8% compared to 37.1% for the first six months of 2025. The lower effective income tax rate for the first six months of 2026 was due to changes in earnings in countries with varying statutory tax rates coupled with fluctuations in foreign exchange losses and exempt income that decreased the effective income tax rate by 11.0 percentage points, 5.8 percentage points, and 5.3 percentage points, respectively. These decreases were partially offset by an increase in our effective income tax rate of 11.0 percentage points due to the impact of the divestiture of select European assets and the associated businesses, which is largely nondeductible for tax, recognized discretely in the first six months of 2026.
Income (Loss) from Discontinued Operations, Net of Tax—Income (loss) from discontinued operations decreased $141 million in the first six months ended June 30, 2026 compared to the first six months ended June 30, 2025 primarily due to the recognition of a last-in, first-out (“LIFO”) benefit of $196 million, net of tax, for the liquidation of low cost inventory in the first quarter of 2025.
Comprehensive Income—Comprehensive income increased by $690 million in the second quarter of 2026 compared to the first quarter of 2026, due to increases in Net income and net favorable impacts of foreign currency translation adjustments. Comprehensive income increased by $501 million in the first six months of 2026 compared to the first six months of 2025, primarily due to the increase in Net income. The components of Other comprehensive income are discussed below.
Foreign currency translations increased Comprehensive income by $320 million in the second quarter of 2026 compared to the first quarter of 2026. In May 2026, we completed the divestiture of select European olefins and polyolefins assets and the associated businesses resulting in the reclassification of $329 million cumulative currency translation adjustment losses from Accumulated other comprehensive loss to Loss on sale of business. Foreign currency translations increased Comprehensive income by $73 million in the first six months of 2026 compared to the first six months of 2025, as a result of the release of the cumulative currency translation adjustment losses noted above and the effective portion of our net investment hedges, partially offset by the strengthening of the U.S. dollar relative to the euro.

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
The following table presents the reconciliation of Net income to EBITDA for each of the periods presented:

	Three Months Ended		Six Months Ended
	June 30,	March 31,	June 30,	June 30,
Millions of dollars	2026	2026	2026	2025
Net income	$559	$125	$684	$292
Provision for (benefit from) income taxes	232	(6)	226	140
Depreciation and amortization	347	342	689	655
Interest expense, net	114	107	221	174
EBITDA	$1,252	$568	$1,820	$1,261

Our continuing operations are managed through five reportable segments: O&P-Americas, O&P-EAI, I&D, APS, and Technology. Revenues and other information by segment for the periods presented are reflected in the tables below:

	Three Months Ended		Six Months Ended
	June 30,	March 31,	June 30,	June 30,
Millions of dollars	2026	2026	2026	2025
Sales and other operating revenues:
O&P-Americas segment	$3,521	$2,437	$5,958	$4,858
O&P-EAI segment	2,955	2,501	5,456	5,304
I&D segment	2,747	2,060	4,807	4,573
APS segment	1,010	876	1,886	1,825
Technology segment	167	106	273	257
Other, including intersegment eliminations	(1,223)	(783)	(2,006)	(1,482)
Total	$9,177	$7,197	$16,374	$15,335
Operating income (loss):
O&P-Americas segment	$1,003	$142	$1,145	$227
O&P-EAI segment	158	(68)	90	(63)
I&D segment	268	118	386	142
APS segment	57	38	95	27
Technology segment	63	7	70	64
Other, including intersegment eliminations	(6)	2	(4)	2
Total	$1,543	$239	$1,782	$399

	Three Months Ended		Six Months Ended
	June 30,	March 31,	June 30,	June 30,
Millions of dollars	2026	2026	2026	2025
Depreciation and amortization:
O&P-Americas segment	$163	$164	$327	$319
O&P-EAI segment	46	43	89	77
I&D segment	108	104	212	198
APS segment	20	20	40	40
Technology segment	10	11	21	21
Total	$347	$342	$689	$655
Income (loss) from equity investments
O&P-Americas segment	$18	$9	$27	$11
O&P-EAI segment	39	(15)	24	(3)
I&D segment	1	1	2	—
APS segment	(1)	—	(1)	—
Total	$57	$(5)	$52	$8
Impairments:
O&P-Americas segment	$74	$—	$74	$—
O&P-EAI segment	—	15	15	32
Total	$74	$15	$89	$32
Loss on sale of business:
O&P-EAI segment	$(734)	$—	$(734)	$—
Total	$(734)	$—	$(734)	$—
Other income (expense), net:
O&P-Americas segment	$(1)	$12	$11	$7
O&P-EAI segment	59	5	64	8
I&D segment	—	1	1	40
APS segment	1	—	1	11
Other, including intersegment eliminations	(3)	(8)	(11)	(16)
Total	$56	$10	$66	$50
EBITDA:
O&P-Americas segment	$1,183	$327	$1,510	$564
O&P-EAI segment	(432)	(35)	(467)	19
I&D segment	377	224	601	380
APS segment	77	58	135	78
Technology segment	73	18	91	85
Discontinued operations	(17)	(18)	(35)	149
Other, including intersegment eliminations	(9)	(6)	(15)	(14)
Total	$1,252	$568	$1,820	$1,261

Olefins and Polyolefins-Americas Segment
Overview—EBITDA increased in the second quarter of 2026 compared to the first quarter of 2026 and in the first six months of 2026 compared to the first six months of 2025, driven by higher margins.
Ethylene Raw Materials—We have flexibility to vary the raw material mix and process conditions in our U.S. olefins plants to maximize profitability as market prices fluctuate for both feedstocks and products. Although prices of crude-based liquids and natural gas liquids are generally related to crude oil and natural gas prices, during specific periods the relationships among these materials and benchmarks may vary significantly. In the second and first quarters of 2026 and the first six months of 2026 and 2025, approximately 70% to 80% of the raw materials used in our North American crackers was ethane.
The following table sets forth selected financial information for the O&P-Americas segment including Income from equity investments, which is a component of EBITDA:

	Three Months Ended		Six Months Ended
	June 30,	March 31,	June 30,	June 30,
Millions of dollars	2026	2026	2026	2025
Sales and other operating revenues	$3,521	$2,437	$5,958	$4,858
Income from equity investments	18	9	27	11
EBITDA	1,183	327	1,510	564
Revenue—Revenues for our O&P-Americas segment increased by $1,084 million, or 45% in the second quarter of 2026 compared to the first quarter of 2026 and increased by $1,100 million, or 23%, in the first six months of 2026 compared to the first six months of 2025.

Second quarter of 2026 versus first quarter of 2026—Higher average sales prices from industry supply constraints as the conflict in the Middle East extended into the second quarter, resulted in a 44% increase in revenue. Higher volumes driven by an increase in polymers demand led to a 1% increase in revenue.
First six months of 2026 versus first six months of 2025—Higher average sales prices from industry supply disruptions led to a 17% increase in revenue. Higher volumes driven by the absence of planned and unplanned outages resulted in a 6% increase in revenue.
EBITDA—EBITDA increased by $856 million, or 262%, in the second quarter of 2026 compared to the first quarter of 2026 and by $946 million, or 168%, in the first six months of 2026 compared to the first six months of 2025. The increase in both periods was due to stronger margins across all businesses as prices increased due to industry supply constraints.

Olefins and Polyolefins-Europe, Asia, International Segment
Overview—EBITDA decreased in the second quarter of 2026 compared to the first quarter of 2026 and in the first six months of 2026 compared to the first six months of 2025, as a result of a loss on divestiture of certain European olefins and polyolefins assets and the related businesses, slightly offset by improved margins.
Ethylene Raw Materials—In Europe, naphtha is the primary raw material for our ethylene production and represented approximately 70% to 85% of the raw materials used in the second and first quarters of 2026 and in the first six months of 2026 and 2025.
The following table sets forth selected financial information for the O&P-EAI segment including Income (loss) from equity investments, which is a component of EBITDA:

	Three Months Ended		Six Months Ended
	June 30,	March 31,	June 30,	June 30,
Millions of dollars	2026	2026	2026	2025
Sales and other operating revenues	$2,955	$2,501	$5,456	$5,304
Income (loss) from equity investments	39	(15)	24	(3)
EBITDA	(432)	(35)	(467)	19

Revenue—Revenues increased by $454 million, or 18%, in the second quarter of 2026 compared to the first quarter of 2026 and increased by $152 million, or 3%, in the first six months of 2026 compared to the first six months of 2025.
Second quarter of 2026 versus first quarter of 2026—Higher average sales prices due to constrained supply from the conflict in the Middle East drove a 38% increase in revenue. Lower volumes resulted in a revenue decrease of 19% driven by the divestiture of certain European assets. Unfavorable foreign exchange impacts resulted in a 1% decrease in revenue.
First six months of 2026 versus first six months of 2025—Higher average sales prices as a result of constrained market supply drove an 11% increase in revenue. Lower volumes resulted in a decrease of 14% due to the divestiture of certain European assets. Favorable foreign exchange impacts resulted in a 6% increase in revenues.
EBITDA—EBITDA decreased by $397 million in the second quarter of 2026 compared to the first quarter of 2026 and by $486 million in the first six months of 2026 compared to the first six months of 2025.
During the second quarter of 2026, we recognized a $734 million loss associated with the divestiture of certain European olefins and polyolefins assets and the related businesses. See Note 13 to our Consolidated Financial Statements for additional information.
Second quarter of 2026 versus first quarter of 2026—EBITDA decreased primarily due to the loss on divestiture of certain European olefins and polyolefins assets and the related businesses during the second quarter of 2026. Approximately one-third of this decrease was offset by improved results across all businesses as margins improved due to industry supply constraints. Equity earnings improved $54 million due to improved margins. Further, during the second quarter of 2026 we sold excess European emission credits resulting in a gain of $52 million.
First six months of 2026 versus first six months of 2025—The first six months of 2026 were impacted by the loss on divestiture noted above. Approximately one-fifth of this decrease was offset by improved results across all businesses as margins improved due to industry supply constraints. EBITDA benefited by approximately $52 million from the gain on sale of excess European emission credits.

Intermediates and Derivatives Segment
Overview—EBITDA increased in the second quarter of 2026 compared to the first quarter of 2026 and in the first six months of 2026 compared to the first six months of 2025, as a result of improved margins. Additionally, the first six months of 2025 included shutdown costs related to our European PO Joint Venture.
The following table sets forth selected financial information for the I&D segment including Income from equity investments, which is a component of EBITDA:

	Three Months Ended		Six Months Ended
	June 30,	March 31,	June 30,	June 30,
Millions of dollars	2026	2026	2026	2025
Sales and other operating revenues	$2,747	$2,060	$4,807	$4,573
Income from equity investments	1	1	2	—
EBITDA	377	224	601	380

Revenue—Revenues increased by $687 million, or 33%, in the second quarter of 2026 compared to the first quarter of 2026 and by $234 million, or 5%, in the first six months of 2026 compared to the first six months of 2025.
Second quarter of 2026 versus first quarter of 2026—Higher average sales prices drove a 33% increase in revenue primarily due to high octane values in the U.S. Gulf Coast and Europe driven by tight supply.
First six months of 2026 versus first six months of 2025—Higher average sales prices resulted in a 14% increase in revenue driven primarily by oxyfuels and related products as a result of higher crude, gasoline crack spreads, and blend premiums. A decline in sales volumes due to unplanned outages resulted in a 11% decrease in revenue. Favorable foreign exchange impacts resulted in a 2% increase in revenue.
EBITDA—EBITDA increased by $153 million, or 68%, in the second quarter of 2026 compared to the first quarter of 2026 and by $221 million, or 58%, in the first six months of 2026 compared to the first six months of 2025.
Second quarter of 2026 versus first quarter of 2026—EBITDA for the segment increased as a result of margin improvements due to tight market supply.
First six months of 2026 versus first six months of 2025—In 2025 we incurred $117 million in shutdown costs related to the closure of our European PO Joint venture. The absence of a similar charge in 2026 resulted in a 31% increase in EBITDA. Propylene oxide and derivatives results led to a 23% increase in EBITDA primarily due to improved margins on higher demand coupled with supply constraints. Oxyfuels and related products results led to a 18% increase in EBITDA driven by improved margins as a result of higher crude and gasoline crack spreads. These increases were partially offset by a 9% reduction in EBITDA attributable to lower intermediate chemicals volumes caused by an unplanned outage during the quarter.

Advanced Polymer Solutions Segment

Overview—EBITDA increased in the second quarter of 2026 relative to the first quarter of 2026 and in the first six months of 2026 compared to the first six months of 2025 as a result of improved margins.
The following table sets forth selected financial information for the APS segment:

	Three Months Ended		Six Months Ended
	June 30,	March 31,	June 30,	June 30,
Millions of dollars	2026	2026	2026	2025
Sales and other operating revenues	$1,010	$876	$1,886	$1,825
EBITDA	77	58	135	78

Revenue—Revenues increased by $134 million, or 15%, in the second quarter of 2026 compared to the first quarter of 2026 and increased by $61 million, or 3%, in the first six months of 2026 compared to the first six months of 2025.
Second quarter of 2026 versus first quarter of 2026—Higher average sales prices resulted in a 16% increase in revenue driven by industry supply constraints due to the conflict in the Middle East. Sales volumes decreased resulting in a 1% decrease in revenue stemming from lower demand.
First six months of 2026 versus first six months of 2025—Higher average sales prices resulted in a 3% increase in revenue. Sales volumes decreased resulting in a 4% decrease in revenue due to challenging market conditions. Favorable foreign exchange impacts resulted in a revenue increase of 4%.
EBITDA—EBITDA increased by $19 million, or 33%, in the second quarter of 2026 compared to the first quarter of 2026 and by $57 million or 73% in the first six months of 2026 compared to the first six months of 2025.
Second quarter of 2026 versus first quarter of 2026—EBITDA improved primarily due to higher margins driven by higher average sales prices.
First six months of 2026 versus first six months of 2025—Improved margins, primarily related to higher average sales prices due to industry supply constraints resulting from the conflict in the Middle East, drove a 101% increase in EBITDA. Lower volumes, stemming from weaker demand, resulted in a 35% decrease in EBITDA.

Technology Segment
Overview—EBITDA increased in the second quarter of 2026 compared to the first quarter of 2026, due to higher licensing and catalyst results. EBITDA increased in the first six months of 2026 compared to the first six months of 2025, driven by higher catalyst results, offset by lower licensing results.
The following table sets forth selected financial information for the Technology segment:

	Three Months Ended		Six Months Ended
	June 30,	March 31,	June 30,	June 30,
Millions of dollars	2026	2026	2026	2025
Sales and other operating revenues	$167	$106	$273	$257
EBITDA	73	18	91	85

Revenue—Revenues increased by $61 million, or 58%, in the second quarter of 2026 compared to the first quarter of 2026 and by $16 million, or 6%, in the first six months of 2026 compared to the first six months of 2025.
Second quarter of 2026 versus first quarter of 2026—Higher catalyst volumes resulted in a 28% increase in revenue due to increased demand. Higher licensing revenue from more contracts reaching significant milestones, drove a 25% increase in revenue. Higher average catalyst sales price resulted in a 5% increase in revenue.
First six months of 2026 versus first six months of 2025—Higher catalyst volumes resulted in a 2% increase in revenue from increased demand. Lower average catalyst sales price resulted in a 1% decrease in revenue. Lower licensing revenue, as contracts with lower average values reached significant milestones, drove a 2% decrease in revenue. Favorable foreign exchange impacts resulted in a 7% increase in revenue.
EBITDA—EBITDA increased by $55 million, or 306%, in the second quarter of 2026 compared to the first quarter of 2026 and by $6 million, or 7%, in the first six months of 2026 compared to the first six months of 2025.
Second quarter of 2026 versus first quarter of 2026—Higher demand for catalysts accounted for approximately half of the increase in EBITDA, while the remaining increase was driven by higher licensing results as a greater number of higher-value contracts reached significant milestones.
First six months of 2026 versus first six months of 2025—Catalyst volumes led to a 5% increase in EBITDA due to increased demand. Lower licensing results led to a 6% decrease in EBITDA as contracts with lower average values reached significant milestones. Favorable foreign exchange impacts resulted in a 9% increase in EBITDA.

FINANCIAL CONDITION
The following table summarizes operating, investing and financing cash flow activities:

	Six Months Ended June 30,
Millions of dollars	2026	2025
Cash provided by (used in):
Operating activities	$483	$(228)
Investing activities	(794)	(934)
Financing activities	(469)	(598)

Operating Activities—Cash provided by operating activities of $483 million in the first six months of 2026 primarily reflected earnings adjusted for non-cash items and cash activities related to Accounts receivable, Inventories and Accounts payable. An increase in Accounts receivable of $1,692 million was driven by higher average sales prices reflecting higher crude pricing. The increase of $521 million in Inventories was primarily due to inventory build relative to the end of the year coupled with increased prices. The increase of $721 million in Accounts payable was primarily driven by higher feedstock prices and volumes.
Cash used in operating activities of $228 million in the first six months of 2025 primarily reflected earnings adjusted for non-cash items, $384 million of tax payments which included $235 million in U.S. Federal corporate income tax payments deferred from 2024 into 2025 under Hurricane Beryl disaster relief, and cash activities related to decreases in Accounts payable of $433 million which were driven by the timing of payments.
Investing Activities—Capital expenditures in the first six months of 2026 and 2025 totaled $539 million and $1,022 million, respectively, of which approximately 65% and 70%, respectively, supported sustaining maintenance, including turnaround activities at several sites, as well as other plant health, safety and environmental projects. The remaining expenditures supported profit-generating growth projects.
In May 2026, we disposed of select European olefins and polyolefins assets and the associated businesses. In connection with the sale, we made a cash contribution of $310 million to the divested group. See Note 13 to our Consolidated Financial Statements for additional information.
In the first six months of 2025, foreign currency contracts with an aggregate notional value of €200 million expired. Upon settlement of these foreign currency contracts, we paid €200 million ($234 million at the expiry spot rate) to our counterparties and received $225 million from our counterparties. Additionally, we received $59 million upon termination and cash settlement of our cross-currency interest rate swaps, designated as net investment hedges, maturing in 2025 and 2030.
Financing Activities—We made dividend payments totaling $448 million and $878 million in the first six months of 2026 and 2025, respectively. The decrease reflects our February 2026 announcement to reduce our quarterly dividend. Additionally, we made payments of $201 million to repurchase outstanding ordinary shares in the first six months of 2025.
In May 2025, we issued $500 million of 6.150% guaranteed notes due 2035. Net proceeds from the sale of the notes were used for general corporate purposes, including the repayment of guaranteed notes that were due in October 2025.
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
Cash and Liquid Investments
As of June 30, 2026, we had Cash and cash equivalents totaling $2,630 million, which includes $1,092 million in jurisdictions outside of the U.S., the majority of which is held within the European Union and the United Kingdom. There are currently no legal or economic restrictions that would materially impede our transfers of cash.
Credit Arrangements
As of June 30, 2026, we had total debt, including current maturities, of $12,910 million. Additionally, we had $176 million of outstanding letters of credit, bank guarantees and surety bonds issued under uncommitted credit facilities.
We had total unused availability under our credit facilities of $4,450 million as of June 30, 2026. For additional detail regarding our credit facilities see Note 7 to the Consolidated Financial Statements.

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
Share Repurchases
As of July 29, 2026, we had approximately 34.0 million shares remaining under the current authorization. The timing and amounts of additional shares repurchased, if any, will be determined based on our evaluation of market conditions and other factors, including any additional authorizations approved by our shareholders. For additional information related to our share repurchase authorizations, see Note 11 to the Consolidated Financial Statements.
CURRENT BUSINESS OUTLOOK
As shown in recent weeks, conditions in the Middle East remain fluid and we expect this to continue to be a source of volatility for energy and petrochemical value chains. The pace, timing and magnitude at which conflict-impacted supply will return to the market remains uncertain with the recovery period likely extending into 2027. While we do not anticipate material demand deterioration in our key end markets, uncertainty on the near-term price outlook could temporarily impact normal buying patterns.

The restart of Bayport PO/TBA should provide volume uplift in the I&D segment, while planned downtime at the Clinton facility will impact polyolefins volumes in the second half of the year. To align with global demand and the Company's planned maintenance, we expect third quarter operating rates of 85% for our O&P-Americas assets, 70% for our European O&P-EAI assets and 85% for I&D assets.

We remain focused on commercial and operational agility in this dynamic market while continuing to execute the cash improvement plan. Our capital allocation priorities remain unchanged: safely operate and maintain assets, strengthen the balance sheet though disciplined deleveraging including the scheduled note maturity repayment in September 2026, maintain an attractive dividend and invest selectively in opportunities that enhance long-term shareholder value.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Inventory—As of December 31, 2025, three of our nine LIFO inventory pools, with a combined carrying value of $1.6 billion, were valued close to their respective market values. Due to increases in market prices during the first six months of 2026, none of our LIFO inventory pools were at risk for lower of cost or market adjustments.
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
•uncertainties associated with worldwide economic conditions, including those resulting from geopolitical instability and global supply disruptions related to ongoing conflicts such as those in Ukraine and the Middle East could adversely affect demand, pricing, and supply chain reliability, increase counterparty and credit risks, and impact the Company’s liquidity, financial condition, and results of operations;
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
Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market and regulatory risks is described in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2025. Our exposure to such risks has not changed materially in the six months ended June 30, 2026.

Item 4.    CONTROLS AND PROCEDURES
As of June 30, 2026, with the participation of our management, our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) carried out an evaluation, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Act”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.
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
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On May 22, 2026, our shareholders approved a share repurchase authorization of up to 34,042,250 shares, through November 22, 2027, which superseded any prior repurchase authorizations. The maximum number of shares that may yet be purchased is not necessarily an indication of the number of shares that will ultimately be purchased.
Item 4.    MINE SAFETY DISCLOSURES
Not applicable.
Item 5.    OTHER INFORMATION
During the three months ended June 30, 2026, none of our Section 16 officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6.     EXHIBITS

Exhibit Number	Description

10.1+	LyondellBasell Industries Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 22, 2026)

10.2
Eighth Amendment to Receivables Purchase Agreement, dated as of May 29, 2026, among Lyondell Chemical Company, as servicer, LYB Receivables LLC, as seller, the conduit purchasers, related committed purchasers, LC participants and purchaser agents party thereto, the other parties thereto and Mizuho Bank, Ltd., as Administrator and LC Bank (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 29, 2026).

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

LYONDELLBASELL INDUSTRIES N.V.

Date:	July 31, 2026
/s/ Matthew D Hayes
Matthew D. Hayes
Senior Vice President,
Chief Accounting Officer
(Principal Accounting Officer)