Form 10-Q
period 2026-09-30
LyondellBasell Industries N.V.
filed 2026-10-30
CIK 1489393

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 323,242,496 ordinary shares, €0.04 par value, outstanding at October 28, 2026 (excluding 17,180,002 treasury shares).

LYONDELLBASELL INDUSTRIES N.V.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars, except earnings per share	2026	2025	2026	2025
Sales and other operating revenues:
Trade	$8,364	$7,585	$24,430	$22,616
Related parties	135	142	443	446
	8,499	7,727	24,873	23,062
Operating costs and expenses:
Cost of sales	7,003	6,821	20,638	20,820
Goodwill impairments	—	972	—	972
Other impairments	—	230	89	262
Selling, general and administrative expenses	394	401	1,192	1,237
Research and development expenses	35	34	105	103
	7,432	8,458	22,024	23,394
Operating income (loss)	1,067	(731)	2,849	(332)
Interest expense	(138)	(130)	(414)	(355)
Interest income	29	21	84	72
Loss on sale of business	—	(6)	(734)	(6)
Other income (expense), net	3	(2)	69	48
Income (loss) from continuing operations before equity investments and income taxes	961	(848)	1,854	(573)
Income (loss) from equity investments	2	(8)	54	—
Income (loss) from continuing operations before income taxes	963	(856)	1,908	(573)
Provision for (benefit from) income taxes	187	(27)	421	78
Income (loss) from continuing operations	776	(829)	1,487	(651)
Income (loss) from discontinued operations, net of tax	(18)	(61)	(45)	53
Net income (loss)	758	(890)	1,442	(598)
Dividends on redeemable non-controlling interests	(2)	(2)	(5)	(5)
Net income (loss) attributable to the Company shareholders	$756	$(892)	$1,437	$(603)

Earnings (loss) per share:
Net income (loss) attributable to the Company shareholders —
Basic
Continuing operations	$2.38	$(2.58)	$4.56	$(2.05)
Discontinued operations	(0.06)	(0.19)	(0.14)	0.16
	$2.32	$(2.77)	$4.42	$(1.89)
Diluted
Continuing operations	$2.38	$(2.58)	$4.56	$(2.05)
Discontinued operations	(0.06)	(0.19)	(0.14)	0.16
	$2.32	$(2.77)	$4.42	$(1.89)
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2026	2025	2026	2025
Net income (loss)	$758	$(890)	$1,442	$(598)
Other comprehensive income (loss), net of tax –
Financial derivatives	34	(4)	71	(10)
Defined benefit pension and other postretirement benefit plans	3	3	(8)	(1)
Foreign currency translations	(8)	1	254	190
Total other comprehensive income, net of tax	29	—	317	179
Comprehensive income (loss)	787	(890)	1,759	(419)
Dividends on redeemable non-controlling interests	(2)	(2)	(5)	(5)
Comprehensive income (loss) attributable to the Company shareholders	$785	$(892)	$1,754	$(424)
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED BALANCE SHEETS

Millions of dollars	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$3,227	$3,443
Restricted cash	8	6
Accounts receivable:
Trade, net	3,517	2,362
Related parties	199	155
Inventories	4,067	3,533
Prepaid expenses and other current assets	1,054	612
Assets held for sale	—	757
Total current assets	12,072	10,868
Operating lease assets	1,434	1,514
Property, plant and equipment	26,344	25,802
Less: Accumulated depreciation	(10,637)	(9,969)
Property, plant and equipment, net	15,707	15,833
Equity investments	3,834	3,963
Goodwill	704	708
Intangible assets, net	366	450
Other assets	629	667
Total assets	$34,746	$34,003
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED BALANCE SHEETS

Millions of dollars, except shares and par value data	September 30, 2026	December 31, 2025
LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS AND EQUITY
Current liabilities:
Current maturities of long-term debt	$891	$588
Short-term debt	247	226
Accounts payable:
Trade	2,751	2,250
Related parties	531	444
Accrued and other current liabilities	2,374	1,956
Liabilities held for sale	—	665
Total current liabilities	6,794	6,129
Long-term debt	11,193	12,124
Operating lease liabilities	1,237	1,327
Other liabilities	1,801	1,900
Deferred income taxes	2,347	2,316
Commitments and contingencies
Redeemable non-controlling interests	114	114
Shareholders’ equity:
Ordinary shares, €0.04 par value, 1,275 million shares authorized, 323,201,817 and 322,084,769 shares outstanding, respectively	19	19
Additional paid-in capital	6,130	6,148
Retained earnings	7,577	6,812
Accumulated other comprehensive loss	(993)	(1,310)
Treasury stock, at cost, 17,220,681 and 18,337,729 ordinary shares, respectively	(1,482)	(1,587)
Total Company share of shareholders’ equity	11,251	10,082
Non-controlling interests	9	11
Total equity	11,260	10,093
Total liabilities, redeemable non-controlling interests and equity	$34,746	$34,003
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
Millions of dollars	2026	2025
Cash flows from operating activities:
Net income (loss)	$1,442	$(598)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,059	1,005
Impairments	89	1,234
Amortization of debt-related costs	9	8
Share-based compensation	80	70
Equity investments—
Equity income	(54)	—
Distributions of earnings, net of tax	42	30
Deferred income tax benefit	(37)	(193)
Loss on sale of business	734	6
Changes in assets and liabilities that provided (used) cash:
Accounts receivable	(1,440)	131
Inventories	(514)	64
Accounts payable	744	(583)
Other, net	45	(419)
Net cash provided by operating activities	2,199	755
Cash flows from investing activities:
Expenditures for property, plant and equipment	(842)	(1,428)
Cash contribution to disposed businesses	(310)	—
Payment for acquisition of equity method investments	—	(11)
Proceeds from settlement of net investment hedges	—	902
Payments for settlement of net investment hedges	—	(877)
Other, net	46	41
Net cash used in investing activities	$(1,106)	$(1,373)
See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
Millions of dollars	2026	2025
Cash flows from financing activities:
Repurchases of Company ordinary shares	$—	$(201)
Dividends paid - common stock	(672)	(1,321)
Issuance of long-term debt	—	499
Payments of debt issuance costs	—	(5)
Repayment of long-term debt	(577)	—
Other, net	(25)	(18)
Net cash used in financing activities	(1,274)	(1,046)
Effect of exchange rate changes on cash	(33)	77
Decrease in cash and cash equivalents and restricted cash	(214)	(1,587)
Cash and cash equivalents and restricted cash at beginning of period	3,449	3,388
Cash and cash equivalents and restricted cash at end of period	$3,235	$1,801

See Notes to the Consolidated Financial Statements.

LYONDELLBASELL INDUSTRIES N.V.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Company Share of Shareholders’ Equity	Non- Controlling Interests
Millions of dollars	Issued	Treasury
Balance, June 30, 2026	$19	$(1,500)	$6,130	$7,044	$(1,022)	$10,671	$9
Net income	—	—	—	758	—	758	—
Other comprehensive income	—	—	—	—	29	29	—
Share-based compensation	—	18	—	1	—	19	—
Dividends - common stock ($0.69 per share)	—	—	—	(224)	—	(224)	—
Dividends - redeemable non-controlling interests ($15.00 per share)	—	—	—	(2)	—	(2)	—
Balance, September 30, 2026	$19	$(1,482)	$6,130	$7,577	$(993)	$11,251	$9

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Company Share of Shareholders’ Equity	Non- Controlling Interests
Millions of dollars	Issued	Treasury
Balance, June 30, 2025	$19	$(1,628)	$6,139	$8,732	$(1,353)	$11,909	$12
Net loss	—	—	—	(890)	—	(890)	—
Share-based compensation	—	18	5	2	—	25	—
Dividends - common stock ($1.37 per share)	—	—	—	(443)	—	(443)	—
Dividends - redeemable non-controlling interests ($15.00 per share)	—	—	—	(2)	—	(2)	—
Distributions to non-controlling interests	—	—	—	—	—	—	(1)
Balance, September 30, 2025	$19	$(1,610)	$6,144	$7,399	$(1,353)	$10,599	$11

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Company Share of Shareholders’ Equity	Non- Controlling Interests
Millions of dollars	Issued	Treasury
Balance, December 31, 2025	$19	$(1,587)	$6,148	$6,812	$(1,310)	$10,082	$11
Net income	—	—	—	1,442	—	1,442	—
Other comprehensive income	—	—	—	—	317	317	—
Share-based compensation	—	105	(18)	—	—	87	—
Dividends - common stock ($2.07 per share)	—	—	—	(672)	—	(672)	—
Dividends - redeemable non-controlling interests ($45.00 per share)	—	—	—	(5)	—	(5)	—
Distributions to non-controlling interests	—	—	—	—	—	—	(2)
Balance, September 30, 2026	$19	$(1,482)	$6,130	$7,577	$(993)	$11,251	$9

	Ordinary Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Company Share of Shareholders’ Equity	Non- Controlling Interests
Millions of dollars	Issued	Treasury
Balance, December 31, 2024	$19	$(1,500)	$6,150	$9,325	$(1,532)	$12,462	$12
Net loss	—	—	—	(598)	—	(598)	—
Other comprehensive income	—	—	—	—	179	179	—
Share-based compensation	—	91	(6)	(2)	—	83	—
Dividends - common stock ($4.08 per share)	—	—	—	(1,321)	—	(1,321)	—
Dividends - redeemable non-controlling interests ($45.00 per share)	—	—	—	(5)	—	(5)	—
Repurchases of Company ordinary shares	—	(201)	—	—	—	(201)	—
Distributions to non-controlling interests	—	—	—	—	—	—	(1)
Balance, September 30, 2025	$19	$(1,610)	$6,144	$7,399	$(1,353)	$10,599	$11
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
2.    Accounting and Reporting Changes
Recently Adopted Guidance
Measurement of Credit Losses—In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. We elected the practical expedient provided by this ASU for estimating expected credit losses on current accounts receivable and current contract assets arising from transactions accounted for under ASC 606. The guidance is effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual reporting periods. The adoption of this guidance on January 1, 2026, did not have a material impact on our Consolidated Financial Statements.
Accounting Guidance Issued But Not Adopted as of September 30, 2026
Environmental Credits—In May 2026, the FASB issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818). This ASU provides guidance for recognition, measurement, presentation, and disclosure requirements for all entities that generate, purchase, or receive environmental credits or have a regulatory compliance obligation that may be settled with environmental credits. The guidance is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods and must be applied using a retrospective approach. Early adoption is permitted. We have not yet completed our assessment of the impact this adoption will have on our Consolidated Financial Statements.
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
Accounting for Software Costs—In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This guidance amends certain aspects of the accounting for and disclosure of software costs, including when entities start capitalizing eligible costs. This guidance also supersedes existing guidance on website development costs. The guidance is effective for annual reporting periods beginning after December 15, 2027, and interim periods within those annual reporting periods. Early adoption is permitted. We have not yet completed our assessment of the impact this adoption will have on our Consolidated Financial Statements.
Expense Disaggregation Disclosures—In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This guidance requires incremental disclosures about specific expense categories, including, but not limited to, purchases of inventory, employee compensation, depreciation, amortization and selling expenses. The amendments are effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. While permitted, we do not plan to early adopt this guidance. The guidance may be applied either prospectively or retrospectively. The adoption of this guidance will not have a material impact on our Consolidated Financial Statements as the guidance relates only to disclosure.
3.    Discontinued Operations

Discontinued operations consists primarily of our refining business. The following table presents components of Income (loss) from discontinued operations, net of tax:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2026	2025	2026	2025
Sales and other operating revenues	$—	$293	$—	$1,818
Cost of sales	—	331	—	1,701
Selling, general and administrative expenses	—	1	—	5
Operating income (loss)	—	(39)	—	112
Other expense, net	(22)	(44)	(57)	(46)
Provision for (benefit from) income taxes	(4)	(22)	(12)	13
Income (loss) from discontinued operations, net of tax	$(18)	$(61)	$(45)	$53

4.    Revenues
Contract Balances—Contract liabilities were $127 million and $125 million as of September 30, 2026 and December 31, 2025, respectively. Revenue recognized in each reporting period that was included in the contract liability balance at the beginning of the period was immaterial.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Disaggregation of Revenues—The following table presents our revenues disaggregated by key products:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2026	2025	2026	2025
Sales and other operating revenues:
Olefins and co-products	$1,257	$1,130	$3,835	$3,129
Polyethylene	1,908	1,867	5,834	5,527
Polypropylene	1,399	1,458	4,426	4,561
Propylene oxide and derivatives	579	509	1,744	1,653
Oxyfuels and related products	1,887	1,285	4,438	3,567
Intermediate chemicals	425	493	1,392	1,545
Compounding and solutions	923	866	2,802	2,683
Other	121	119	402	397
Total	$8,499	$7,727	$24,873	$23,062
The following table presents our revenues disaggregated by geography, based upon the location of the customer:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2026	2025	2026	2025
Sales and other operating revenues:
United States	$3,433	$2,815	$9,729	$8,324
Germany	559	589	1,895	1,762
Mexico	453	395	1,274	1,204
Japan	509	306	1,135	910
China	407	452	1,118	1,412
Italy	297	334	987	1,020
France	226	309	808	872
Poland	214	200	690	613
The Netherlands	156	199	555	593
Other	2,245	2,128	6,682	6,352
Total	$8,499	$7,727	$24,873	$23,062
5.    Accounts Receivable
Accounts receivable are reflected in the Consolidated Balance Sheets, net of allowance for credit losses of $3 million as of September 30, 2026 and December 31, 2025.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

6.    Inventories
Inventories consisted of the following components:

Millions of dollars	September 30, 2026	December 31, 2025
Finished goods	$2,406	$2,238
Work-in-process	96	69
Raw materials and supplies	1,565	1,226
Total inventories	$4,067	$3,533
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

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

7.    Debt
Long-term loans, notes and other debt, net of unamortized discount, debt issuance cost and cumulative fair value hedging adjustments, consisted of the following:

Millions of dollars	September 30, 2026	December 31, 2025
Senior Notes due 2055, $1,000 million, 4.625% ($14 million of discount; $10 million of debt issuance cost)	$976	$975
Guaranteed Notes due 2027, $300 million, 8.1%	300	300
Issued by LYB International Finance B.V.:
Guaranteed Notes due 2043, $750 million, 5.25% ($17 million of discount; $6 million of debt issuance cost)	727	727
Guaranteed Notes due 2044, $1,000 million, 4.875% ($9 million of discount; $7 million of debt issuance cost)	984	983
Issued by LYB International Finance II B.V.:
Guaranteed Notes due 2026, €500 million, 0.875%	—	585
Guaranteed Notes due 2027, $1,000 million, 3.5% ($1 million of discount)	589	590
Guaranteed Notes due 2031, €500 million, 1.625% ($3 million of discount; $2 million of debt issuance cost)	554	577
Issued by LYB International Finance III LLC:
Guaranteed Notes due 2030, $500 million, 3.375%	144	142
Guaranteed Notes due 2030, $500 million, 2.25% ($1 million of discount; $2 million of debt issuance cost)	478	481
Guaranteed Notes due 2031, $500 million, 5.125% ($1 million of discount; $4 million of debt issuance cost)	495	495
Guaranteed Notes due 2033, $500 million, 5.625% ($4 million of debt issuance cost)	496	496
Guaranteed Notes due 2034, $750 million, 5.5% ($5 million of discount, $6 million of debt issuance cost)	739	739
Guaranteed Notes due 2035, $500 million, 6.150% ($1 million of discount, $5 million of debt issuance cost)	494	494
Guaranteed Notes due 2036, $1,000 million, 5.875% ($7 million of discount, $8 million of debt issuance cost)	974	984
Guaranteed Notes due 2040, $750 million, 3.375% ($1 million of discount; $6 million of debt issuance cost)	743	743
Guaranteed Notes due 2049, $1,000 million, 4.2% ($13 million of discount; $10 million of debt issuance cost)	977	977
Guaranteed Notes due 2050, $1,000 million, 4.2% ($6 million of discount; $10 million of debt issuance cost)	960	971
Guaranteed Notes due 2051, $1,000 million, 3.625% ($2 million of discount; $9 million of debt issuance cost)	944	952
Guaranteed Notes due 2060, $500 million, 3.8% ($4 million of discount; $5 million of debt issuance cost)	483	487
Other	27	14
Total	12,084	12,712
Less current maturities	(891)	(588)
Long-term debt	$11,193	$12,124

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Fair value hedging adjustments associated with the fair value hedge accounting of our fixed-for-floating interest rate swaps for the applicable periods are as follows:

	Gains (Losses)				Cumulative Fair Value Hedging Adjustments Included in Carrying Amount of Debt
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
Millions of dollars	2026	2025	2026	2025	2026	2025
Guaranteed Notes due 2025, 1.25%	$—	$(1)	$—	$(4)	$—	$—
Guaranteed Notes due 2026, 0.875%	(1)	—	(2)	(1)	—	2
Guaranteed Notes due 2027, 3.5%	—	(2)	1	(5)	1	—
Guaranteed Notes due 2030, 3.375%	—	(15)	—	(20)	(2)	(2)
Guaranteed Notes due 2030, 2.25%	4	(2)	5	(7)	19	14
Guaranteed Notes due 2031, 1.625%	4	2	4	3	9	5
Guaranteed Notes due 2036, 5.875%	11	—	11	—	11	—
Guaranteed Notes due 2050, 4.2%	10	13	11	11	24	13
Guaranteed Notes due 2051, 3.625%	6	(6)	8	(29)	45	37
Guaranteed Notes due 2060, 3.8%	2	(1)	4	(5)	8	4
Total	$36	$(12)	$42	$(57)	$115	$73
Fair value adjustments are recognized in Interest expense in the Consolidated Statements of Income (Loss).

Long-Term Debt
Senior Revolving Credit Facility—Our $3,750 million senior unsecured revolving credit facility (the “Senior Revolving Credit Facility”), which expires in July 2029, may be used for dollar and euro denominated borrowings. As of September 30, 2026, we had no borrowings or letters of credit outstanding and $3,750 million of unused availability under this facility.
Guaranteed Notes due 2026—In September 2026, we repaid the €500 million ($577 million) 0.875% guaranteed notes due 2026.

Short-Term Debt
U.S. Receivables Facility—Effective June 2026, we amended the U.S. Receivables Facility to reduce the maximum amount available from $900 million to $700 million and extended the term of the facility to June 2027. As of September 30, 2026, we had no borrowings or letters of credit outstanding and $700 million of unused availability under this facility.
Commercial Paper Program—We have a commercial paper program under which we may issue up to $2,500 million of privately placed, unsecured, short-term promissory notes (“commercial paper”). As of September 30, 2026, we had no borrowings of outstanding commercial paper.
Precious Metal Financings—As of September 30, 2026 and December 31, 2025, we had $247 million and $226 million, respectively, of Short-term debt related to our precious metal financings.
Weighted Average Interest Rate—As of September 30, 2026 and December 31, 2025, our weighted average interest rate on outstanding Short-term debt was 2.6% and 2.7%, respectively.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Additional Information
Debt Compliance—As of September 30, 2026, we remained in compliance with our debt covenants.
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
Financial Instruments Measured at Fair Value on a Recurring Basis—The following table summarizes financial instruments outstanding for the periods presented that are measured at fair value on a recurring basis:

	Fair Value
Millions of dollars	September 30, 2026	December 31, 2025	Balance Sheet Classification
Assets–
Derivatives designated as hedges:
Commodities	$74	$—	Prepaid expenses and other current assets
Commodities	16	4	Other assets
Foreign currency	13	19	Prepaid expenses and other current assets
Foreign currency	6	—	Other assets
Interest rates	27	16	Prepaid expenses and other current assets
Derivatives not designated as hedges:
Commodities	43	5	Prepaid expenses and other current assets
Foreign currency	1	—	Prepaid expenses and other current assets
Total	$180	$44

Liabilities–
Derivatives designated as hedges:
Commodities	$29	$33	Accrued and other current liabilities
Commodities	5	8	Other liabilities
Foreign currency	69	15	Accrued and other current liabilities
Foreign currency	71	199	Other liabilities
Interest rates	29	27	Accrued and other current liabilities
Interest rates	114	79	Other liabilities
Derivatives not designated as hedges:
Commodities	24	42	Accrued and other current liabilities
Foreign currency	1	5	Accrued and other current liabilities
Total	$342	$408
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

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Financial Instruments Not Measured at Fair Value on a Recurring Basis—The following table presents the carrying value and estimated fair value of our short-term precious metal financings and Long-term debt:

	September 30, 2026		December 31, 2025
Millions of dollars	Carrying Value	Fair Value	Carrying Value	Fair Value
Precious metal financings	$247	$221	$226	$263
Long-term debt	11,177	8,987	12,113	10,501
Total	$11,424	$9,208	$12,339	$10,764
The financial instruments in the table above are classified as Level 2. Our other financial instruments classified within Current assets and Current liabilities have a short maturity and their carrying value approximates fair value.
Derivative Instruments:
Commodity Prices—The following table presents the notional amounts of our outstanding commodity derivative instruments:

	Notional Amount		Unit of Measure	Maturity Date
Millions of units	September 30, 2026	December 31, 2025
Derivatives designated as hedges:
Natural gas	33	51	MMBtu	2026 to 2028
Ethane	7	13	Bbls	2026 to 2028
Power	1	1	MWhs	2026 to 2028
Other commodities	2	—	Bbls	2026 to 2027
Derivatives not designated as hedges:
Ethane	5	6	Bbls	2026 to 2027
Other commodities	5	3	Bbls	2026 to 2028
Interest Rates—The following table presents the notional amounts of our outstanding interest rate derivative instruments:

	Notional Amount
Millions of dollars	September 30, 2026	December 31, 2025	Maturity Date
Fair value hedges	$2,264	$1,885	2026 to 2035
Foreign Currency Rates—The following table presents the notional amounts of our outstanding foreign currency derivative instruments:

	Notional Amount
Millions of dollars	September 30, 2026	December 31, 2025	Maturity Date
Net investment hedges	$2,465	$2,465	2027 to 2032
Cash flow hedges	294	294	2027
Not designated	133	295	2026 to 2027

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Impact on Earnings and Other Comprehensive Income (Loss)—The following tables summarize the pre-tax effect of derivative instruments recorded in Accumulated other comprehensive income (“AOCI”), the gains (losses) reclassified from AOCI to earnings and additional gains (losses) recognized directly in earnings:

	Effects of Financial Instruments
	Three Months Ended September 30,
	Balance Sheet				Income Statement
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified to Income from AOCI		Additional Gain (Loss) Recognized in Income		Income Statement
Millions of dollars	2026	2025	2026	2025	2026	2025	Classification
Derivatives designated as hedges:
Commodities	$(26)	$—	$—	$—	$—	$—	Sales and other operating revenues
Commodities	83	(20)	(11)	11	—	—	Cost of sales
Foreign currency	10	6	(1)	1	8	13	Interest expense
Interest rates	—	—	1	1	(44)	(3)	Interest expense
Derivatives not designated as hedges:
Commodities	—	—	—	—	(12)	—	Sales and other operating revenues
Commodities	—	—	—	—	10	(11)	Cost of sales
Foreign currency	—	—	—	—	(8)	(2)	Other income (expense), net
Total	$67	$(14)	$(11)	$13	$(46)	$(3)

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Effects of Financial Instruments
	Nine Months Ended September 30,
	Balance Sheet				Income Statement
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified to Income from AOCI		Additional Gain (Loss) Recognized in Income		Income Statement
Millions of dollars	2026	2025	2026	2025	2026	2025	Classification
Derivatives designated as hedges:
Commodities	$(1)	$—	$(4)	$—	$—	$—	Sales and other operating revenues
Commodities	108	(32)	(10)	13	—	—	Cost of sales
Foreign currency	73	(386)	(10)	36	26	38	Interest expense
Foreign currency	—	—	(39)	—	—	—	Loss on sale of business
Interest rates	—	—	3	3	(66)	17	Interest expense
Derivatives not designated as hedges:
Commodities	—	—	—	—	(24)	—	Sales and other operating revenues
Commodities	—	—	—	—	79	(47)	Cost of sales
Commodities	—	—	—	—	—	8	Income (loss) from discontinued operations, net of tax
Foreign currency	—	—	—	—	(6)	(83)	Other income (expense), net
Total	$180	$(418)	$(60)	$52	$9	$(67)
As of September 30, 2026, on a pre-tax basis, $5 million is scheduled to be reclassified from AOCI as an increase to Interest expense over the next twelve months.
Other Financial Instruments:
Cash and Cash Equivalents—As of September 30, 2026 and December 31, 2025, we had marketable securities classified as Cash and cash equivalents of $2,094 million and $2,030 million, respectively.
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

Our effective income tax rate for the third quarter of 2026 was 19.4% compared to 3.2% for the third quarter of 2025. The higher effective income tax rate for the third quarter of 2026 was primarily due to changes in earnings in countries with varying statutory tax rates coupled with non-cash impairments recognized discretely in the third quarter of 2025, for which there was largely no tax benefit, that increased the effective income tax rate by 36.2 and 7.8 percentage points, respectively. These increases were partially offset by the establishment of a valuation allowance against deferred tax assets in the United Kingdom in the third quarter of 2025 that decreased the effective income tax rate by 28.0 percentage points.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Our effective income tax rate for the first nine months of 2026 was 22.1% compared to (13.6)% for the first nine months of 2025. The increase was primarily attributable to non-cash impairments recognized in 2025, for which there was largely no tax benefit, changes in earnings in countries with varying statutory tax rates, and the largely nondeductible divestiture of select European assets and related businesses in 2026, which increased the effective income tax rate by 36.7, 12.9 and 6.4 percentage points, respectively. These increases were partially offset by the establishment in 2025 of a valuation allowance against deferred tax assets in the United Kingdom, for which no tax benefit could be recognized, and fluctuations in foreign exchange gains and losses, which decreased the effective income tax rate by 15.0 and 3.9 percentage points, respectively.
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
Environmental Remediation—Accrued liabilities for future environmental remediation costs at current and former plant sites, as well as other remediation sites, totaled $95 million as of September 30, 2026, and $178 million as of December 31, 2025, of which $74 million was classified as Liabilities held for sale. The remaining amounts are included in Accrued and other current liabilities and Other liabilities on the Consolidated Balance Sheets.
As of September 30, 2026, the accrued liabilities for individual sites range from less than $1 million to $39 million. The remediation expenditures are expected to occur over a number of years and are not concentrated in any single year. In our opinion, it is reasonably possible that losses in excess of the liabilities recorded may have been incurred. However, we cannot estimate any amount or range of such possible additional losses. New information about sites, new technology or future developments, such as involvement in investigations by regulatory agencies, could require us to reassess our potential exposure related to environmental matters.

Indemnification—We are parties to various indemnification arrangements, including arrangements entered into in connection with acquisitions, divestitures and the formation and dissolution of joint ventures. Pursuant to these arrangements, we provide indemnification to and/or receive indemnification from other parties in connection with liabilities that may arise in connection with the transactions and in connection with activities prior to completion of the transactions. These indemnification arrangements typically include provisions pertaining to third-party claims relating to environmental and tax matters, as well as various types of litigation. As of September 30, 2026, we had not accrued any significant amounts for our indemnification obligations, and we are not aware of other circumstances that would likely lead to significant future indemnification obligations. We cannot determine with certainty the potential amount of future payments under the indemnification arrangements until events arise that would trigger a liability under the arrangements.
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
With respect to a property damage claim arising from a 2016 incident at our Mt. Belvieu facility, we anticipate that any potential losses would be covered by our insurance program, subject to applicable terms and limits.
11.    Shareholders’ Equity and Redeemable Non-controlling Interests
Shareholders’ Equity
Dividend Distributions—The following table summarizes the quarterly dividends paid in the period presented:

Millions of dollars, except per share amounts	Dividend Per Ordinary Share	Aggregate Dividends Paid	Date of Record
March 2026	$0.69	$224	March 2, 2026
June 2026	0.69	224	June 1, 2026
August 2026	0.69	224	August 24, 2026
	$2.07	$672
Share Repurchase Authorization—In May 2026, our shareholders approved a proposal to authorize us to repurchase up to 34.0 million ordinary shares, through November 22, 2027 (“2026 Share Repurchase Authorization”), which superseded any prior repurchase authorizations. The timing and amount of these repurchases, which are determined based on our evaluation of market conditions and other factors, may be executed from time to time through open market or privately negotiated transactions. In September 2025, we amended our Senior Revolving Credit Facility which now restricts share repurchases except to offset dilution. The repurchased shares, which are recorded at cost, are classified as Treasury stock and may be retired or used for general corporate purposes, including for various employee benefit and compensation plans. As of October 28, 2026, we had approximately 34.0 million shares remaining under the current authorization.
Total cash paid for share repurchases for the nine months ended September 30, 2025 was $201 million. There were no repurchases during the nine months ended September 30, 2026.
The following table summarizes our share repurchase activity for the nine months ended September 30, 2025:

Millions of dollars, except shares and per share amounts	Shares Repurchased	Average Purchase Price Per Share	Total Purchase Price, Including Commissions and Fees
2024 Share Repurchase Authorization	3,037,987	$66.01	$201

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Ordinary Shares—The changes in the outstanding amounts of ordinary shares are as follows:

	Nine Months Ended September 30,
	2026	2025
Ordinary shares outstanding:
Beginning balance	322,084,769	323,889,832
Share-based compensation	663,931	537,907
Employee stock purchase plan	453,117	442,927
Purchase of ordinary shares	—	(3,037,987)
Ending balance	323,201,817	321,832,679
Treasury Shares—The changes in the amounts of treasury shares held by the Company are as follows:

	Nine Months Ended September 30,
	2026	2025
Ordinary shares held as treasury shares:
Beginning balance	18,337,729	16,532,666
Share-based compensation	(663,931)	(537,907)
Employee stock purchase plan	(453,117)	(442,927)
Purchase of ordinary shares	—	3,037,987
Ending balance	17,220,681	18,589,819

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Accumulated Other Comprehensive Loss—The components of, and after-tax changes in, Accumulated other comprehensive loss as of and for the nine months ended September 30, 2026 and 2025 are presented in the following tables.
Foreign currency translation adjustments below include currency translation adjustments as well as gains (losses) on net investment hedges; the associated tax benefits or expenses are calculated separately for each component.

Millions of dollars	Financial Derivatives	Defined Benefit Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustments	Total
Balance – December 31, 2025	$(133)	$(236)	$(941)	$(1,310)
Other comprehensive income (loss) before reclassifications	119	—	(61)	58
Tax expense before reclassifications	(33)	—	(14)	(47)
Amounts reclassified from accumulated other comprehensive loss	(21)	(5)	329	303
Tax (expense) benefit	6	(3)	—	3
Net other comprehensive income (loss)	71	(8)	254	317
Balance – September 30, 2026	$(62)	$(244)	$(687)	$(993)

Millions of dollars	Financial Derivatives	Defined Benefit Pension and Other Postretirement Benefit Plans	Foreign Currency Translation Adjustments	Total
Balance – December 31, 2024	$(111)	$(281)	$(1,140)	$(1,532)
Other comprehensive income (loss) before reclassifications	(65)	(3)	98	30
Tax benefit before reclassifications	16	1	92	109
Amounts reclassified from accumulated other comprehensive loss	52	3	—	55
Tax expense	(13)	(2)	—	(15)
Net other comprehensive income (loss)	(10)	(1)	190	179
Balance – September 30, 2025	$(121)	$(282)	$(950)	$(1,353)

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The amounts reclassified out of each component of Accumulated other comprehensive loss are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item on the Consolidated Statements of Income
Millions of dollars	2026	2025	2026	2025
Reclassification adjustments for:
Financial derivatives:
Commodities	$—	$—	$(4)	$—	Sales and other operating revenues
Commodities	(11)	11	(10)	13	Cost of sales
Foreign currency	(1)	1	(10)	36	Interest expense
Interest rates	1	1	3	3	Interest expense
Income tax (expense) benefit	3	(3)	6	(13)	Provision for (benefit from) income taxes
Financial derivatives, net of tax	(8)	10	(15)	39

Defined pension:
Amortization of defined pension items:
Actuarial loss	3	4	9	10	Other income (expense), net
Prior service cost	1	—	2	2	Other income (expense), net
Curtailment gain	—	—	—	(9)	Income (loss) from discontinued operations, net of tax
Adjustments realized on divestiture	—	—	(16)	—	Loss on sale of business
Income tax expense	(1)	(1)	(3)	(2)	Provision for (benefit from) income taxes
Defined pension items, net of tax	3	3	(8)	1

Foreign currency translation adjustments:
Adjustments realized on divestiture	—	—	329	—	Loss on sale of business

Total reclassifications, before tax	(7)	17	303	55
Income tax (expense) benefit	2	(4)	3	(15)	Provision for (benefit from) income taxes
Total reclassifications, after tax	$(5)	$13	$306	$40	Amount included in Net income

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Redeemable Non-controlling Interests
Our redeemable non-controlling interests relate to shares of cumulative perpetual special stock (“redeemable non-controlling interest stock”) issued by a consolidated subsidiary. As of September 30, 2026 and December 31, 2025, we had 112,847 and 112,964 shares of redeemable non-controlling interest stock outstanding, respectively. These shares may be redeemed at any time at the discretion of the holders.
In January, May and July 2026, we paid cash dividends of $15.00 per share to our redeemable non-controlling interest shareholders of record as of January 15, 2026, April 15, 2026, and July 15, 2026. These dividends totaled $5 million for each of the nine month periods ended September 30, 2026 and 2025.
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
Earnings (loss) per share data is as follows:

	Three Months Ended September 30,
	2026		2025
Millions of dollars	Continuing Operations	Discontinued Operations	Continuing Operations	Discontinued Operations
Net income (loss)	$776	$(18)	$(829)	$(61)
Dividends on redeemable non-controlling interests	(2)	—	(2)	—
Net income attributable to participating securities	(5)	—	(1)	—
Net income (loss) attributable to ordinary shareholders – basic and diluted	$769	$(18)	$(832)	$(61)

Millions of shares, except per share amounts
Basic weighted average common stock outstanding	323	323	322	322
Effect of dilutive securities	—	—	—	—
Diluted weighted average common stock outstanding	323	323	322	322

Earnings (loss) per share:
Basic	$2.38	$(0.06)	$(2.58)	$(0.19)
Diluted	$2.38	$(0.06)	$(2.58)	$(0.19)

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Nine Months Ended September 30,
	2026		2025
Millions of dollars	Continuing Operations	Discontinued Operations	Continuing Operations	Discontinued Operations
Net income (loss)	$1,487	$(45)	$(651)	$53
Dividends on redeemable non-controlling interests	(5)	—	(5)	—
Net income attributable to participating securities	(9)	—	(6)	—
Net income (loss) attributable to ordinary shareholders – basic and diluted	$1,473	$(45)	$(662)	$53

Millions of shares, except per share amounts
Basic weighted average common stock outstanding	323	323	322	322
Effect of dilutive securities	—	—	—	—
Diluted weighted average common stock outstanding	323	323	322	322

Earnings (loss) per share:
Basic	$4.56	$(0.14)	$(2.05)	$0.16
Diluted	$4.56	$(0.14)	$(2.05)	$0.16
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
Summarized financial information concerning reportable segments is shown in the following tables for the periods presented:

	Three Months Ended September 30, 2026
Millions of dollars	O&P– Americas	O&P– EAI	I&D	APS	Technology	Other	Total
Sales and other operating revenues:
Customers	$2,471	$2,098	$2,916	$923	$91	$—	$8,499
Intersegment	709	78	67	12	23	(889)	—
	3,180	2,176	2,983	935	114	(889)	8,499
Less:
Cost of sales	2,594	2,112	2,295	826	63	(887)	7,003
(Income) loss from equity investments	(9)	7	—	—	—	—	(2)
Other items	116	102	73	93	33	9	426
Add:
Depreciation and amortization expense	162	71	105	21	11	—	370
EBITDA	$641	$26	$720	$37	$29	$(11)	$1,442

Capital expenditures	$183	$59	$45	$9	$7	$—	$303

	Three Months Ended September 30, 2025
Millions of dollars	O&P– Americas	O&P– EAI	I&D	APS	Technology	Other	Total
Sales and other operating revenues:
Customers	$2,034	$2,434	$2,304	$866	$89	$—	$7,727
Intersegment	572	153	39	4	26	(794)	—
	2,606	2,587	2,343	870	115	(794)	7,727
Less:
Cost of sales	2,234	2,462	2,074	766	79	(794)	6,821
Impairments	9	411	—	782	—	—	1,202
(Income) loss from equity investments	(6)	14	—	—	—	—	8
Loss on sale of business	—	—	—	6	—	—	6
Other items	116	123	75	85	32	6	437
Add:
Depreciation and amortization expense	165	42	109	23	11	—	350
EBITDA	$418	$(381)	$303	$(746)	$15	$(6)	$(397)

Capital expenditures	$133	$115	$102	$31	$25	$—	$406

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Nine Months Ended September 30, 2026
Millions of dollars	O&P- Americas	O&P- EAI	I&D	APS	Technology	Other	Total
Sales and other operating revenues:
Customers	$7,070	$7,046	$7,643	$2,802	$312	$—	$24,873
Intersegment	2,068	586	147	19	75	(2,895)	—
	9,138	7,632	7,790	2,821	387	(2,895)	24,873
Less:
Cost of sales	7,101	7,232	6,558	2,443	194	(2,890)	20,638
Impairments	74	15	—	—	—	—	89
(Income) loss from equity investments	(36)	(17)	(2)	1	—	—	(54)
Loss on sale of business	—	734	—	—	—	—	734
Other items	337	269	230	266	105	21	1,228
Add:
Depreciation and amortization expense	489	160	317	61	32	—	1,059
EBITDA	$2,151	$(441)	$1,321	$172	$120	$(26)	$3,297

Capital expenditures	$410	$221	$143	$36	$32	$—	$842

	Nine Months Ended September 30, 2025
Millions of dollars	O&P– Americas	O&P– EAI	I&D	APS	Technology	Other	Total
Sales and other operating revenues:
Customers	$5,842	$7,406	$6,830	$2,683	$301	$—	$23,062
Intersegment	1,622	485	86	12	71	(2,276)	—
	7,464	7,891	6,916	2,695	372	(2,276)	23,062
Less:
Cost of sales	6,615	7,547	6,355	2,373	205	(2,275)	20,820
Impairments	9	443	—	782	—	—	1,234
(Income) loss from equity investments	(17)	17	—	—	—	—	—
Loss on sale of business	—	—	—	6	—	—	6
Other items	359	365	185	265	99	19	1,292
Add:
Depreciation and amortization expense	484	119	307	63	32	—	1,005
EBITDA	$982	$(362)	$683	$(668)	$100	$(20)	$715

Capital expenditures	$654	$354	$266	$80	$74	$—	$1,428
Other items include Selling, general and administrative (“SG&A”) expenses, Research and development expenses, and Other income (expense), net.

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

A reconciliation of EBITDA to Income (loss) from continuing operations before income taxes is shown in the following table for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2026	2025	2026	2025
EBITDA:
Total segment EBITDA	$1,453	$(391)	$3,323	$735
Other EBITDA	(11)	(6)	(26)	(20)
Less:
Depreciation and amortization expense	(370)	(350)	(1,059)	(1,005)
Interest expense	(138)	(130)	(414)	(355)
Add:
Interest income	29	21	84	72
Income (loss) from continuing operations before income taxes	$963	$(856)	$1,908	$(573)

Divestiture of European Assets—On May 1, 2026, we completed the divestiture of select European olefins and polyolefins assets and the associated businesses located in Berre l’Etang (France), Münchsmünster (Germany), Carrington (United Kingdom), and Tarragona (Spain), previously included in our O&P-EAI segment. In connection with the divestiture, we recognized a pre-tax loss of $734 million, subject to post-closing adjustments. The loss includes a $310 million cash contribution to the businesses at closing. As of December 31, 2025, the assets and liabilities associated with the disposal group were classified as held for sale in the Consolidated Balance Sheet.
Planned Closure of Brindisi Site—During the second quarter of 2026, we recognized $31 million of employee-related costs associated with the planned closure of our polypropylene unit at our Brindisi site in Italy. These costs are reflected in Cost of sales in the Consolidated Statements of Income (Loss) and within the O&P-EAI segment.

Impairments—We have a 50% ownership interest in a plastic waste sorting facility located in Houston, Texas. In the second quarter of 2026, we determined that our investment was fully impaired and recognized an impairment charge of $74 million in our O&P-Americas segment, presented in Other impairments on the Consolidated Statements of Income (Loss). The impairment was primarily attributable to the slower than anticipated pace of our circularity investments in the U.S., including our decision to postpone the final investment decision on MoReTec-2. The fair value of our investment was determined using a discounted cash flow model under the income approach. These inputs are considered Level 3 inputs within the fair value hierarchy.

During the three and nine months ended September 30, 2025, we recognized $1,182 million of impairment charges driven by the prolonged downturn in, and outlook for, the European petrochemical and global automotive industries, combined with the sustained decline in our market capitalization. These charges impacted both our O&P-EAI and APS segments and are presented in Goodwill impairments and Other impairments on the Consolidated Statements of Income (Loss). The fair value measurements used to determine the impairment inputs are considered Level 3 inputs within the fair value hierarchy. Additionally, other impairment charges related to property, plant and equipment totaled $9 million and $11 million in our O&P-Americas and O&P-EAI segments, respectively, for the three months ended September 30, 2025, and $9 million and $43 million, respectively, for the nine months ended September 30, 2025. These charges are included in Other impairments on the Consolidated Statements of Income (Loss).

Closure of European PO Joint Venture—In March 2025, we announced the permanent closure of our European PO Joint Venture and recognized $126 million of closure costs during 2025. During the three and nine months ended September 30, 2026, we recognized $76 million of costs associated with the closure. These costs are reflected in Cost of sales in the Consolidated Statements of Income (Loss).

LYONDELLBASELL INDUSTRIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

14. Subsequent Event
On October 29, 2026, we entered into an equity purchase agreement with a subsidiary of Valero Energy Corporation to sell our wholly owned subsidiary, Houston Refining, L.P., which owns the site of the former Houston refinery and related assets, for a purchase price of $321 million. As of September 30, 2026, the carrying values of the assets and liabilities of Houston Refining L.P. were approximately $15 million and $315 million, respectively. The sale is expected to close in the fourth quarter of 2026, subject to regulatory and other customary closing conditions.

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
OVERVIEW

Results from continuing operations for the third quarter of 2026 increased compared to the second quarter of 2026, as the second quarter results reflected a $734 million loss on the disposition of select European assets and the associated businesses. In our Olefins & Polyolefins-Americas (“O&P-Americas”) segment, profitability fell driven by lower prices for polymers and olefins products. In our Olefins & Polyolefins-Europe, Asia, International (“O&P-EAI”) segment, polymer prices fell which pressured margins. Volumes in the third quarter were also lower, reflecting the sale of certain European assets in May 2026. Our Intermediates and Derivatives (“I&D”) segment results increased driven by improvements in oxyfuels and related products as the Bayport PO/TBA site operated at full rates after a successful restart in June 2026 and global supply disruptions led to higher gasoline crack spreads and octane values.

Results from continuing operations for the first nine months of 2026 increased compared to the first nine months of 2025. In our O&P-Americas and O&P-EAI segments, margins improved due to industry supply constraints resulting from the conflict in the Middle East. In our I&D segment, margins improved primarily due to higher crude and gasoline crack spreads. During the first nine months of 2025, we recognized impairment charges of $1,234 million in our O&P-EAI and APS segments, primarily related to a prolonged downturn in, and outlook for, the European petrochemical and global automotive industries and combined decline in our market capitalization.

During the first nine months of 2026, we generated $2,199 million of cash from operating activities. We invested $842 million in capital projects, returned $672 million to shareholders through dividend payments and repaid the €500 million ($577 million) 0.875% guaranteed notes due 2026.

Results of operations for the periods discussed are presented in the table below:

	Three Months Ended		Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
Millions of dollars	2026	2026	2026	2025
Sales and other operating revenues	$8,499	$9,177	$24,873	$23,062
Cost of sales	7,003	7,139	20,638	20,820
Goodwill impairments	—	—	—	972
Other impairments	—	74	89	262
Selling, general and administrative expenses	394	387	1,192	1,237
Research and development expenses	35	34	105	103
Operating income (loss)	1,067	1,543	2,849	(332)
Interest expense	(138)	(138)	(414)	(355)
Interest income	29	24	84	72
Loss on sale of business	—	(734)	(734)	(6)
Other income, net	3	56	69	48
Income from equity investments	2	57	54	—
Income (loss) from continuing operations before income taxes	963	808	1,908	(573)
Provision for income taxes	187	236	421	78
Income (loss) from continuing operations	776	572	1,487	(651)
Income (loss) from discontinued operations, net of tax	(18)	(13)	(45)	53
Net income (loss)	758	559	1,442	(598)
Other comprehensive income (loss), net of tax –
Financial derivatives	34	(5)	71	(10)
Defined benefit pension and other postretirement benefit plans	3	(14)	(8)	(1)
Foreign currency translations	(8)	291	254	190
Total other comprehensive income, net of tax	29	272	317	179
Comprehensive income (loss)	$787	$831	$1,759	$(419)

RESULTS OF OPERATIONS
Revenues—Revenues decreased by $678 million, or 7%, in the third quarter of 2026 compared to the second quarter of 2026. Lower average sales prices across many of our products reduced revenues by 12%, reflecting softening market conditions relative to the second quarter. This decrease was partially offset by a 6% increase in revenues from higher sales volumes, driven by the absence of unplanned outages in our I&D segment compared to the prior quarter. Unfavorable foreign exchange impacts reduced revenues by 1%.
Revenues increased by $1,811 million, or 8%, in the first nine months of 2026 compared to the first nine months of 2025. Higher average sales prices related to industry-wide supply constraints for many of our products drove a 12% increase in revenues. Lower sales volumes, attributable to the divestiture of certain European assets and the associated businesses, drove a 6% decrease in revenues. Favorable foreign exchange impacts contributed to a 2% increase in revenues.
Cost of Sales—Cost of sales decreased by $136 million, or 2%, in the third quarter of 2026 compared to the second quarter of 2026, and by $182 million, or 1%, for the first nine months of 2026 compared to the first nine months of 2025. Included in cost of sales were shutdown costs of $76 million in the third quarter of 2026 and $117 million in the first nine months of 2025 related to the permanent closure of our European PO joint venture. The remaining decrease for each period was driven by lower feedstock costs attributable to the divestiture of certain European assets.
Impairments—During the first nine months of 2026, we recognized impairment charges totaling $89 million, including $74 million recognized in the second quarter related to a plastic waste sorting facility in Houston, Texas, within our O&P-Americas segment. The remaining impairment charges relate to property, plant and equipment in our O&P-EAI segment.
During the first nine months of 2025, we recognized impairment charges of $1,234 million, including $972 million of Goodwill impairments and $262 million of Other impairments. These impairment charges were largely due to the prolonged downturn in, and outlook for, the European petrochemical and global automotive industries, particularly affecting our O&P-EAI and APS segments, combined with the sustained decline in our market capitalization.
See Note 13 to the Consolidated Financial Statements for additional information on impairments.
Selling, General and Administrative (“SG&A”) Expenses—SG&A expenses decreased by $45 million, or 4%, in the first nine months of 2026 compared to the first nine months of 2025, reflecting lower employee-related expenses as a result of our cash improvement plan.
Operating Income (Loss)—Operating income decreased by $476 million, or 31%, in the third quarter of 2026 compared to the second quarter of 2026. Operating income in our O&P-Americas, O&P-EAI, Technology, and APS segments decreased by $534 million, $205 million, $45 million, and $44 million, respectively. These decreases were partially offset by a $346 million increase in our I&D segment.
Operating income increased by $3,181 million in the first nine months of 2026 compared to the first nine months of 2025. Operating income in our O&P-Americas, APS, I&D, O&P-EAI, and Technology segments increased by $1,141 million, $846 million, $664 million, $516 million, and $20 million, respectively.
Results for each of our business segments are discussed further in the “Segment Analysis” section below.
Interest expense—Interest expense increased by $59 million, or 17%, in the first nine months of 2026 compared to the first nine months of 2025, due to a full nine months of interest incurred on the $1.5 billion aggregate principal amount of guaranteed notes issued in November 2025.
Loss on Sale of Business—In the second quarter of 2026, we divested select European olefins and polyolefins assets and the associated businesses and recognized a pre-tax loss of $734 million. See Note 13 to the Consolidated Financial Statements for additional information.

Other Income, Net—Other income decreased by $53 million, or 95%, in the third quarter of 2026 compared to the second quarter of 2026, reflecting the absence of a $52 million gain from the sale of excess European emissions credits recognized in the second quarter of 2026.
Other income increased by $21 million, or 44%, in the first nine months of 2026 compared to the first nine months of 2025, due to the $52 million gain from the sale of excess European emissions credits recognized in the second quarter of 2026, partially offset by the impact of a $36 million gain on the sale of precious metals recognized in the second quarter of 2025.
Income from Equity Investments—Income from equity investments decreased by $55 million, or 96%, in the third quarter of 2026 compared to the second quarter of 2026, due to unfavorable margins relative to the prior quarter and increased by $54 million in the first nine months of 2026 compared to the first nine months of 2025, primarily reflecting improved margins as industry supply was constrained due to the conflict in the Middle East.
Income Taxes—Our effective income tax rate for the third quarter of 2026 was 19.4% compared to 29.2% for the second quarter of 2026. The decrease was primarily driven by the impact of the divestiture of select European assets and the associated businesses, which is largely nondeductible for tax and was recognized discretely in the second quarter of 2026, that decreased the effective income tax rate by 14.1 percentage points. This decrease was partially offset by changes in earnings in countries with varying statutory tax rates, which increased the effective income tax rate in the third quarter of 2026 by 3.6 percentage points.

Our effective income tax rate for the first nine months of 2026 was 22.1% compared to (13.6)% for the first nine months of 2025. The increase was primarily attributable to non-cash impairments recognized in 2025, for which there was largely no tax benefit, changes in earnings in countries with varying statutory tax rates, and the largely nondeductible divestiture of select European assets and related businesses in 2026, which increased the effective income tax rate by 36.7, 12.9 and 6.4 percentage points, respectively. These increases were partially offset by the establishment in 2025 of a valuation allowance against deferred tax assets in the United Kingdom, for which no tax benefit could be recognized, and fluctuations in foreign exchange gains and losses, which decreased the effective income tax rate by 15.0 and 3.9 percentage points, respectively.
Income (Loss) from Discontinued Operations, Net of Tax—Income (loss) from discontinued operations decreased $98 million in the first nine months ended September 30, 2026 compared to the first nine months ended September 30, 2025, primarily due to the recognition of a last-in, first-out (“LIFO”) benefit of $196 million, net of tax, for the liquidation of low cost inventory in the first quarter of 2025. This benefit was partially offset by the net loss of $32 million related to our Berre refinery largely driven by the recognition of an environmental reserve in the third quarter of 2025. The remainder of the change was driven by a reduction in costs as we ceased business operations at our Houston refinery in February 2025.
Comprehensive Income—Comprehensive income (loss) decreased by $44 million in the third quarter of 2026 compared to the second quarter of 2026, primarily reflecting the reclassification of $329 million of cumulative currency translation adjustments from Accumulated other comprehensive loss to Loss on sale of business upon the May 2026 divestiture of select European olefins and polyolefins assets and the associated businesses, partially offset by increases in Net income (loss) and financial derivatives.
Financial derivatives designated as cash flow hedges, primarily our commodity swaps, led to an increase in Comprehensive income (loss) of $39 million in the third quarter of 2026 compared to the second quarter of 2026 reflecting commodity price volatility.
Comprehensive income (loss) increased by $2,178 million in the first nine months of 2026 compared to the first nine months of 2025, primarily due to the increase in Net income (loss).

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
The following table presents the reconciliation of Net income (loss) to EBITDA for each of the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
Millions of dollars	2026	2026	2026	2025
Net income (loss)	$758	$559	$1,442	$(598)
Provision for income taxes	183	232	409	91
Depreciation and amortization	370	347	1,059	1,005
Interest expense, net	109	114	330	283
EBITDA	$1,420	$1,252	$3,240	$781

Our continuing operations are managed through five reportable segments: O&P-Americas, O&P-EAI, I&D, APS, and Technology. Revenues and other information by segment for the periods presented are reflected in the tables below:

	Three Months Ended		Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
Millions of dollars	2026	2026	2026	2025
Sales and other operating revenues:
O&P-Americas segment	$3,180	$3,521	$9,138	$7,464
O&P-EAI segment	2,176	2,955	7,632	7,891
I&D segment	2,983	2,747	7,790	6,916
APS segment	935	1,010	2,821	2,695
Technology segment	114	167	387	372
Other, including intersegment eliminations	(889)	(1,223)	(2,895)	(2,276)
Total	$8,499	$9,177	$24,873	$23,062
Operating income (loss):
O&P-Americas segment	$469	$1,003	$1,614	$473
O&P-EAI segment	(47)	158	43	(473)
I&D segment	614	268	1,000	336
APS segment	13	57	108	(738)
Technology segment	18	63	88	68
Other, including intersegment eliminations	—	(6)	(4)	2
Total	$1,067	$1,543	$2,849	$(332)

	Three Months Ended		Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
Millions of dollars	2026	2026	2026	2025
Depreciation and amortization:
O&P-Americas segment	$162	$163	$489	$484
O&P-EAI segment	71	46	160	119
I&D segment	105	108	317	307
APS segment	21	20	61	63
Technology segment	11	10	32	32
Total	$370	$347	$1,059	$1,005
Income (loss) from equity investments:
O&P-Americas segment	$9	$18	$36	$17
O&P-EAI segment	(7)	39	17	(17)
I&D segment	—	1	2	—
APS segment	—	(1)	(1)	—
Total	$2	$57	$54	$—
Impairments:
O&P-Americas segment	$—	$74	$74	$9
O&P-EAI segment	—	—	15	443
APS segment	—	—	—	782
Total	$—	$74	$89	$1,234
Loss on sale of business:
O&P-EAI segment	$—	$(734)	$(734)	$—
APS segment	—	—	—	(6)
Total	$—	$(734)	$(734)	$(6)
Other income (expense), net:
O&P-Americas segment	$1	$(1)	$12	$8
O&P-EAI segment	9	59	73	9
I&D segment	1	—	2	40
APS segment	3	1	4	13
Other, including intersegment eliminations	(11)	(3)	(22)	(22)
Total	$3	$56	$69	$48
EBITDA:
O&P-Americas segment	$641	$1,183	$2,151	$982
O&P-EAI segment	26	(432)	(441)	(362)
I&D segment	720	377	1,321	683
APS segment	37	77	172	(668)
Technology segment	29	73	120	100
Discontinued operations	(22)	(17)	(57)	66
Other, including intersegment eliminations	(11)	(9)	(26)	(20)
Total	$1,420	$1,252	$3,240	$781

Olefins and Polyolefins-Americas Segment
Overview—EBITDA decreased in the third quarter of 2026 compared to the second quarter of 2026 and increased in the first nine months of 2026 compared to the first nine months of 2025 due to margin changes resulting from pricing volatility associated with supply disruptions from the conflict in the Middle East.
Ethylene Raw Materials—We have flexibility to vary the raw material mix and process conditions in our United States (“U.S.”) olefins plants to maximize profitability as market prices fluctuate for both feedstocks and products. Although prices of crude-based liquids and natural gas liquids are generally related to crude oil and natural gas prices, during specific periods the relationships among these materials and benchmarks may vary significantly. During 2025 and 2026, approximately 70% to 80% of the raw materials used in our North American crackers was ethane.
The following table sets forth selected financial information for the O&P-Americas segment including Income from equity investments, which is a component of EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
Millions of dollars	2026	2026	2026	2025
Sales and other operating revenues	$3,180	$3,521	$9,138	$7,464
Income from equity investments	9	18	36	17
EBITDA	641	1,183	2,151	982
Revenue—Revenues for our O&P-Americas segment decreased by $341 million, or 10%, in the third quarter of 2026 compared to the second quarter of 2026 and increased by $1,674 million, or 22%, in the first nine months of 2026 compared to the first nine months of 2025.

Third quarter of 2026 versus second quarter of 2026—Lower average sales prices from softening market conditions relative to the prior quarter resulted in a 19% decrease in revenue. Higher sales volumes driven by increased co-product sales led to a 9% increase in revenue.
First nine months of 2026 versus first nine months of 2025—Higher average sales prices from industry supply disruptions led to a 17% increase in revenue. Higher sales volumes driven by increased co-product sales drove a 5% increase in revenue.
EBITDA—EBITDA decreased by $542 million, or 46%, in the third quarter of 2026 compared to the second quarter of 2026 and increased by $1,169 million, or 119%, in the first nine months of 2026 compared to the first nine months of 2025.
Third quarter of 2026 versus second quarter of 2026—EBITDA declined primarily due to lower margins from softening prices and market conditions relative to the second quarter of 2026, reflecting pricing volatility associated with the conflict in the Middle East.
First nine months of 2026 versus first nine months of 2025—EBITDA improved due to margin improvements as prices increased due to the conflict in the Middle East.

Olefins and Polyolefins-Europe, Asia, International Segment
Overview—During the second quarter of 2026, we recognized a loss on the divestiture of certain European olefins and polyolefins assets and the related businesses. As a result, EBITDA increased in the third quarter of 2026 compared to the second quarter of 2026, despite weaker olefin and polyolefin results during the quarter.
Olefin and polyolefin margins improved in the first nine months of 2026 compared to the first nine months of 2025, primarily due to industry supply constraints associated with the conflict in the Middle East. Additionally, we recognized impairment charges during the first nine months of 2025.
Ethylene Raw Materials—In Europe, naphtha is the primary raw material for our ethylene production and represented approximately 70% to 75% of the raw materials used in 2025 and 2026.
The following table sets forth selected financial information for the O&P-EAI segment including Income (loss) from equity investments, which is a component of EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
Millions of dollars	2026	2026	2026	2025
Sales and other operating revenues	$2,176	$2,955	$7,632	$7,891
Income (loss) from equity investments	(7)	39	17	(17)
EBITDA	26	(432)	(441)	(362)

Revenue—Revenues decreased by $779 million, or 26%, in the third quarter of 2026 compared to the second quarter of 2026 and by $259 million, or 3%, in the first nine months of 2026 compared to the first nine months of 2025.
Third quarter of 2026 versus second quarter of 2026—Lower average sales prices due to easing of supply constraints relative to the prior quarter drove a 15% decrease in revenue. Lower sales volumes resulted in a revenue decrease of 10% driven mostly by the second quarter divestiture of certain European assets. Unfavorable foreign exchange impacts resulted in a 1% decrease in revenue.
First nine months of 2026 versus first nine months of 2025—Higher average sales prices as a result of constrained market supply drove a 12% increase in revenue. Lower sales volumes resulted in a decrease of 19% in revenue primarily due to the second quarter divestiture of certain European assets. Favorable foreign exchange impacts resulted in a 4% increase in revenue.
EBITDA—EBITDA increased by $458 million, or 106%, in the third quarter of 2026 compared to the second quarter of 2026 and decreased by $79 million, or 22%, in the first nine months of 2026 compared to the first nine months of 2025.
During the third quarter of 2025, we recognized a $400 million goodwill impairment charge related to a prolonged downturn in, and outlook for, the European petrochemical industry.
During the second quarter of 2026, we recognized a $734 million loss related to the divestiture of certain European olefins and polyolefins assets and the associated businesses. The disposed sites represented approximately 25% of the production capacity for the O&P-EAI segment. See Note 13 to our Consolidated Financial Statements for additional information.
Third quarter of 2026 versus second quarter of 2026—Despite lower results across all businesses, EBITDA increased due to the loss on divestiture recognized in the second quarter of 2026. Polymer results reduced EBITDA by 30% as margins declined due to lower prices reflecting market volatility related to the conflict in the Middle East. Olefins results reduced EBITDA by 15% driven by lower volumes as a result of the divestiture of certain European assets and related businesses. In addition, lower equity income decreased EBITDA by 11% due to unfavorable margins. Additionally, EBITDA decreased 12% as a result of a $52 million gain on sale of excess European emission credits recognized in the second quarter of 2026.

First nine months of 2026 versus first nine months of 2025—EBITDA decreased primarily due to the $734 million loss on divestiture recognized during the second quarter of 2026. This was partially offset by the $400 million goodwill impairment charge recognized in the nine months ended September 30, 2025. Olefins and polymer results increased EBITDA by 7% and 33%, respectively, driven by higher margins resulting from industry supply constraints associated with the Middle East conflict. EBITDA also benefited from a $52 million gain on the sale of excess European emission credits in the second quarter of 2026.
Intermediates and Derivatives Segment
Overview—EBITDA increased in the third quarter of 2026 compared to the second quarter of 2026 driven by improved oxyfuels and related product results. EBITDA increased in the first nine months of 2026 compared to the first nine months of 2025 as a result of improved margins for the segment.
The following table sets forth selected financial information for the I&D segment including Income from equity investments, which is a component of EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
Millions of dollars	2026	2026	2026	2025
Sales and other operating revenues	$2,983	$2,747	$7,790	$6,916
Income from equity investments	—	1	2	—
EBITDA	720	377	1,321	683

Revenue—Revenues increased by $236 million, or 9%, in the third quarter of 2026 compared to the second quarter of 2026 and by $874 million, or 13%, in the first nine months of 2026 compared to the first nine months of 2025.
Third quarter of 2026 versus second quarter of 2026—Higher sales volumes due to higher demand and the successful restart of our Bayport PO/TBA site, resulted in a 15% increase in revenue. Lower average sales prices for propylene oxide and derivatives and styrene drove a 6% decrease in revenue from softening market conditions.
First nine months of 2026 versus first nine months of 2025—Higher average sales prices resulted in a 21% increase in revenue driven primarily by oxyfuels and related products as a result of higher crude and gasoline crack spreads. A decrease in sales volumes due to unplanned outages resulted in a 9% decrease in revenue. Favorable foreign exchange impacts resulted in a 1% increase in revenue.
EBITDA—EBITDA increased by $343 million, or 91%, in the third quarter of 2026 compared to the second quarter of 2026 and by $638 million, or 93%, in the first nine months of 2026 compared to the first nine months of 2025.
Third quarter of 2026 versus second quarter of 2026—Higher oxyfuels and related products results increased EBITDA by 93% driven equally by improved margins from stronger gasoline crack spreads and higher volumes following the restart of the Bayport PO/TBA site after a second quarter outage.
First nine months of 2026 versus first nine months of 2025—Oxyfuels and related products results led to a 55% increase in EBITDA driven by improved margins as a result of higher crude and gasoline crack spreads. Propylene oxide and derivatives results led to a 26% increase in EBITDA primarily due to margin expansion resulting from supply constraints driven by the Middle East conflict.

Advanced Polymer Solutions Segment

Overview—EBITDA decreased in the third quarter of 2026 relative to the second quarter of 2026 due to weaker demand. The increase in EBITDA for the first nine months of 2026 compared to the first nine months of 2025 was primarily attributable to impairment charges recorded in the first nine months of 2025.

The following table sets forth selected financial information for the APS segment including Loss from equity investments, which is a component of EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
Millions of dollars	2026	2026	2026	2025
Sales and other operating revenues	$935	$1,010	$2,821	$2,695
Loss from equity investments	—	(1)	(1)	—
EBITDA	37	77	172	(668)

Revenue—Revenues decreased by $75 million, or 7%, in the third quarter of 2026 compared to the second quarter of 2026 and increased by $126 million, or 5%, in the first nine months of 2026 compared to the first nine months of 2025.
Third quarter of 2026 versus second quarter of 2026—Sales volumes decreased resulting in a 9% decrease in revenue stemming from lower demand. Higher average sales prices as a result of constrained market supply drove a 3% increase in revenue. Unfavorable foreign exchange impacts resulted in a 1% decrease in revenue.
First nine months of 2026 versus first nine months of 2025—Higher average sales prices resulted in an 8% increase in revenue driven by industry supply constraints due to the conflict in the Middle East. Sales volumes decreased resulting in a 5% decrease in revenue due to weaker demand. Favorable foreign exchange impacts resulted in a 2% increase in revenue.
EBITDA—EBITDA decreased by $40 million, or 52%, in the third quarter of 2026 compared to the second quarter of 2026 and increased by $840 million, or 126%, in the first nine months of 2026 compared to the first nine months of 2025.
Third quarter of 2026 versus second quarter of 2026—The decline in EBITDA is attributable to lower volumes driven by weaker automotive demand.
First nine months of 2026 versus first nine months of 2025—In the third quarter of 2025, we recognized impairment charges of $782 million related to a prolonged downturn in, and outlook for, the global automotive industry. There were no similar charges recognized in 2026. The remaining change was driven by improved margins primarily related to higher average sales prices due to industry supply constraints driven by the Middle East conflict.

Technology Segment
Overview—EBITDA decreased in the third quarter of 2026 compared to the second quarter of 2026 due to lower catalyst and licensing results. EBITDA increased in the first nine months of 2026 compared to the first nine months of 2025 driven by higher catalyst results.
The following table sets forth selected financial information for the Technology segment:

	Three Months Ended		Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
Millions of dollars	2026	2026	2026	2025
Sales and other operating revenues	$114	$167	$387	$372
EBITDA	29	73	120	100

Revenue—Revenues decreased by $53 million, or 32%, in the third quarter of 2026 compared to the second quarter of 2026 and increased by $15 million, or 4%, in the first nine months of 2026 compared to the first nine months of 2025.
Third quarter of 2026 versus second quarter of 2026—Lower catalyst sales volumes resulted in a 16% decrease in revenue due to a decline in demand. Lower average catalyst sales price resulted in a 2% decrease in revenue. Lower licensing contract revenue drove a 14% decrease in revenue.
First nine months of 2026 versus first nine months of 2025—Higher catalyst sales volumes resulted in a 2% increase in revenue from increased demand. Lower average catalyst sales price resulted in a 1% decrease in revenue. Lower licensing contract revenue drove a 1% decrease in revenue. Favorable foreign exchange impacts resulted in a 4% increase in revenue.
EBITDA—EBITDA decreased by $44 million, or 60%, in the third quarter of 2026 compared to the second quarter of 2026 and increased by $20 million, or 20%, in the first nine months of 2026 compared to the first nine months of 2025.
Third quarter of 2026 versus second quarter of 2026—Lower licensing results led to a 33% decrease in EBITDA as more contracts with lower average values reached significant milestones. Lower catalyst volumes driven by lower demand led to a 29% decrease in EBITDA.
First nine months of 2026 versus first nine months of 2025—Increased catalyst margins from lower costs resulted in an 11% increase in EBITDA. Favorable foreign exchange impacts resulted in an 8% increase in EBITDA.

FINANCIAL CONDITION
The following table summarizes operating, investing and financing cash flow activities:

	Nine Months Ended September 30,
Millions of dollars	2026	2025
Cash provided by (used in):
Operating activities	$2,199	$755
Investing activities	(1,106)	(1,373)
Financing activities	(1,274)	(1,046)

Operating Activities—Cash provided by operating activities of $2,199 million in the first nine months of 2026 primarily reflected earnings adjusted for non-cash items offset by cash activities related to Accounts receivable, Inventories and Accounts payable. An increase in Accounts receivable of $1,440 million was driven by higher average sales prices reflecting higher crude pricing. The increase of $514 million in Inventories was primarily due to an inventory volume increase coupled with increased prices. The increase of $744 million in Accounts payable was primarily driven by higher feedstock prices and volumes.
Cash provided by operating activities of $755 million in the first nine months of 2025 primarily reflected net loss adjusted for non-cash items, $385 million of tax payments which included $235 million in U.S. Federal corporate income tax payments deferred from 2024 into 2025 under Hurricane Beryl disaster relief, and a $583 million change in Accounts payable which was driven by the timing of payments.
Investing Activities—Capital expenditures in the first nine months of 2026 and 2025 totaled $842 million and $1,428 million, respectively, of which approximately 65% supported sustaining maintenance, including turnaround activities at several sites, as well as other plant health, safety and environmental projects. The remaining expenditures supported profit-generating growth projects.
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
Financing Activities—We made dividend payments totaling $672 million and $1,321 million in the first nine months of 2026 and 2025, respectively. The decrease reflects our February 2026 announcement to reduce our quarterly dividend.
In September 2026, we repaid the €500 million ($577 million) 0.875% guaranteed notes due 2026.
In May 2025, we issued $500 million of 6.150% guaranteed notes due 2035. Net proceeds from the sale of the notes were used for general corporate purposes, including the repayment of guaranteed notes that were due in October 2025. Additionally, we made payments of $201 million to repurchase outstanding ordinary shares in the first nine months of 2025.

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
Cash and Liquid Investments
As of September 30, 2026, we had Cash and cash equivalents totaling $3,227 million, which includes $1,406 million in jurisdictions outside of the U.S., the majority of which is held within the European Union and the United Kingdom. There are currently no legal or economic restrictions that would materially impede our transfers of cash.
Credit Arrangements
As of September 30, 2026, we had total debt, including current maturities, of $12,331 million. Additionally, we had $175 million of outstanding letters of credit, bank guarantees and surety bonds issued under uncommitted credit facilities.
We had total unused availability under our credit facilities of $4,450 million as of September 30, 2026. For additional details regarding our credit facilities see Note 7 to the Consolidated Financial Statements.

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
Share Repurchases
As of October 28, 2026, we had approximately 34.0 million shares remaining under the current authorization. The timing and amounts of additional shares repurchased, if any, will be determined based on our evaluation of market conditions and other factors, including any additional authorizations approved by our shareholders. For additional information related to our share repurchase authorizations, see Note 11 to the Consolidated Financial Statements.
CURRENT BUSINESS OUTLOOK
Conditions in the Middle East are likely to remain fluid and a potential return to pre-conflict conditions is likely to be non-linear and take longer than anticipated. Customer buying patterns have been impacted by inventory levels and price volatility, however polyethylene domestic and export demand is strong and polymer pricing improved through the end of the third quarter. Additionally, oxyfuels margins and demand remain strong. As markets continue to adjust, reliable supply and operational flexibility are expected to remain important differentiators.
In the fourth quarter, we expect normal seasonal demand patterns along with ongoing supply uncertainty. We have a planned maintenance project in a North American polypropylene asset. To align with global demand and the Company's planned maintenance, we expect fourth quarter operating rates of 85% for O&P-Americas assets, 60% for European O&P-EAI assets and 75% for I&D assets. The fourth quarter is expected to deliver a seasonal release of working capital.

We remain focused on commercial and operational agility in this dynamic market while continuing to execute the cash improvement plan. Our capital allocation priorities remain unchanged: safely operate and maintain assets, strengthen the balance sheet through disciplined deleveraging, maintain an attractive dividend and invest selectively in opportunities that enhance long-term shareholder value.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Inventory—As of December 31, 2025, three of our nine LIFO inventory pools, with a combined carrying value of $1.6 billion, were valued close to their respective market values. Due to increases in market prices during the first nine months of 2026, none of our LIFO inventory pools were at risk for lower of cost or market adjustments.
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
Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market and regulatory risks is described in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2025. Our exposure to such risks has not changed materially in the nine months ended September 30, 2026.

Item 4.    CONTROLS AND PROCEDURES
As of September 30, 2026, with the participation of our management, our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) carried out an evaluation, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Act”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.
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
Item 4.    MINE SAFETY DISCLOSURES
Not applicable.
Item 5.    OTHER INFORMATION
During the three months ended September 30, 2026, none of our Section 16 officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6.     EXHIBITS

Exhibit Number	Description

10.1*
Ninth Amendment to Receivables Purchase Agreement, dated September 25, 2026, among Lyondell Chemical Company, as servicer, LYB Receivables LLC, as seller, the conduit purchasers, related committed purchasers, LC participants and purchaser agents party thereto, the other parties thereto and Mizuho Bank, Ltd., as Administrator and LC Bank.

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

LYONDELLBASELL INDUSTRIES N.V.

Date:	October 30, 2026
/s/ Matthew D. Hayes
Matthew D. Hayes
Senior Vice President,
Chief Accounting Officer
(Principal Accounting Officer)